Form 10-K
period 1994-01-02
LSI LOGIC CORP
filed 1994-03-07
CIK 703360

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended January 2, 1994

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934
     For the transition period from __________ to _____________

                         Commission File Number: 0-11674
                         -------------------------------

                              LSI LOGIC CORPORATION
             (Exact name of Registrant as specified in its charter)

                        DELAWARE                            94-2712976
             (State or other jurisdiction of             (I.R.S. Employer
             incorporation or organization)             Identification No.)

  1551 MCCARTHY BOULEVARD, MILPITAS, CALIFORNIA                95035
     (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (408) 433-8000
                            -------------------------
           Securities registered pursuant to Section 12(b) of the Act:


       TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
      --------------------         -----------------------------------------
  COMMON STOCK, $0.01 PAR VALUE            NEW YORK STOCK EXCHANGE
 PREFERRED SHARE PURCHASE RIGHTS           NEW YORK STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:
                                (TITLE OF CLASS)
                                 ---------------
                                      None
                                 ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.                     Yes  /X/    No  / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. /X/

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on March 3, 1994 as reported on the New York Stock Exchange, was approximately $700,599,510. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 3, 1994, registrant had 50,058,844 shares of Common Stock outstanding.

                            ------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following documents are incorporated by reference into Parts I, II, III and IV of this Form 10-K Report: (1) Proxy Statement for registrant's 1994 Annual Meeting of Stockholders, and (2) registrant's 1993 Annual Report to Stockholders.

===============================================================================

                                     PART I

ITEM 1.   BUSINESS


GENERAL

     LSI Logic Corporation (the "Company") is a leader in the design, development, manufacture and marketing of application-specific integrated circuit ("ASIC") products. The Company provides computer aided engineering design and technology services and software design tools that utilize the Company's proprietary technologies for the design and development of ASICs by the Company and its customers. The Company's ASIC technologies and engineering design services enable its customers to reduce component design costs, improve product performance, retain control over proprietary logic and shorten product development cycles. The Company's ASIC technologies also are used in the design, manufacture and marketing of certain types of integrated circuits as standard products.

     The Company has focused its marketing efforts primarily on a broad base of manufacturers in the electronic data processing, telecommunications and certain office automation industries and, within these industries, emphasizes desktop and personal computing, networking and digital video applications. The Company increasingly directs its marketing and selling efforts towards customers that are acknowledged industry leaders in these markets. Customers include Alcatel NV, Digital Equipment Corporation, Intel Corporation, Siemens AG, Silicon Graphics, Inc. and Sun Microsystems, Inc.

     The Company's ASIC design methodology permits very high levels of function integration, thereby allowing implementation of systems-level solutions on a single chip. A key factor in this approach is the Company's CoreWare product library, which is comprised of predefined and characterized cells of industry standard functions, protocols and interfaces such as the R33000 MIPS microprocessor core family and DSPs implementing Ethernet, MPEG, JPEG, and ATM. Using the Company's proprietary software design tools, one or more CoreWare library elements may be combined with a customer's proprietary logic in an ASIC design, thereby allowing the customer to significantly shorten product development cycles when compared to traditional integrated circuit design approaches.

     An integral part of the Company's ability to deliver advanced integrated circuits is its sophisticated process technologies and manufacturing capabilities. The Company has developed and uses advanced manufacturing process technologies, including a 0.6-micron CMOS process for the Company's advanced products. The Company also has recently introduced a 0.5-micron CMOS process and has begun performing product engineering services for certain customers that are intended to result in products to be manufactured using this 0.5-micron process. The densities achieved by these process technologies allow the Company to implement systems-level designs on a single chip. The Company's proprietary design tools are highly integrated with the Company's manufacturing process requirements, thereby providing very high predictability that the product's physical performance will mirror the computer simulation of the chip and afford very high predictability of performance of products developed through use of the Company's design methodology.

     The Company obtains substantially all of its wafers from a majority-owned subsidiary in Japan, Nihon Semiconductor Inc. ("NSI"). To date, the Company has purchased substantially all of the output of NSI. NSI commenced volume production at a second wafer fabrication facility in the first quarter of 1994.

     The Company markets its products and services on a worldwide basis through a direct sales, marketing and field technical staff of approximately 775 employees (including its majority-owned subsidiaries in Europe, Canada and Japan), and through independent sales representatives and distributors. The Company has over 30 design centers around the world to assist customers in product design activities.

     The Company was incorporated in California on November 6, 1980 and reincorporated in Delaware on June 11, 1987. Its principal offices are located at 1551 McCarthy Boulevard, Milpitas, California 95035, and its telephone number at that location is (408) 433-8000. Except where otherwise indicated, references to "the Company" shall mean LSI Logic Corporation and its majority-owned subsidiaries.


PRODUCTS AND SERVICES


     STRATEGY

     The Company's strategy is to provide its customers with a comprehensive approach and a continuum of solutions for the design and manufacture of ASICs. This strategy is intended to maximize the advantages of the Company's ASIC design methodology while allowing customers substantial flexibility in how they wish to complete an ASIC design project for products to be purchased from the Company.

     The Company's design environment reflects a high level of technology integration from design concept through prototype manufacture to volume production. Within this environment, the customer has a number of choices to accomplish its design objective:

     - The customer may choose the degree of engineering involvement it will have in the design activities. The Company may provide advice for the partitioning of systems functions to be implemented in one or more ASICs for the customer's system. Alternatively, the customer may establish product specifications for implementation into a particular chip design by the its engineers, by the Company's engineers on a "turn-key" basis or through a collaborative effort.

     - The customer may choose which ASIC software design tools to use for much of its ASIC design activities. The Company's design environment, which includes expanded interface capabilities to certain third party EDA software design tools from companies such as Cadence Designs Systems, Inc., Mentor Graphics Corporation, and Synopsys, Inc., allows for such third party tools to be used to perform substantial portions of an ASIC design for a customer. The Company has expertise in the use of these tools and can assist the customer if so desired.

     - The customer may choose the extent to which the customer's ASIC design is based upon the customer's proprietary logic and upon the Company's library elements of predetermined blocks of standard functions. The Company's CoreWare product library elements are the most complex of these predetermined blocks of functions.

     - The customer can choose the degree of functionality it wishes to integrate on a single chip. For example, the customer may integrate an entire electronic system on a single chip or may partition the system's functionality over two or more chips, depending upon a variety of factors.

     Upon completion of the activities that result in a fully computer-simulated ASIC design, the Company's design environment supports automated completion of the physical portions of the design activities such as chip layout and test tape generation. The Company's proprietary design tools are highly integrated with the Company's manufacturing process requirements, thereby providing very high predictability that the product's physical performance will mirror the computer simulation of the chip.

     The Company believes that prompt delivery of ASIC prototypes is an important element of full customer support in ASIC product development. Accordingly, the Company schedules its manufacturing operations to permit both timely delivery of engineering prototype ASICs and efficient volume production operations.


     ASICS


     DESIGN AND TECHNOLOGY SERVICES. The Company has developed and offers to customers its proprietary software design tools. These design tools comprise a computer aided engineering (CAE) design system consisting of a central design software module integrated with other software programs that, together, improve the circuit designer's productivity. The Company's capabilities in design automation are based upon its proprietary Concurrent Modular Design Environment System, also known as C-MDE design tools. The C-MDE design tools are a graphics-based suite of CAE tools that are interactive and provide the designer with the capability of performing design activities based on a single unified database. The Company's earlier design automation tools, known as Modular Design Environment software, or MDE software, continue to be supported by the Company. The Company's proprietary design tools (which operate on a variety of generally available advanced computer workstation platforms) are used by the Company and its customers to design ASICs which meet the customer's specific functionality and performance requirements.

     The Company's proprietary software design tools include a basic set of library elements of semiconductor macrocells (these are the basic silicon structures used in the design of logic circuits and the larger predefined functional building blocks "megacells" and "megafunctions"), technology data bases and design automation software programs. In addition, the Company's CoreWare product library elements are designed for use with the Company's C-MDE design tools. Engineering resources required for development and productization of CoreWare elements are substantially greater than for megacells and megafunctions.

     The Company's engineering design service approach allows the customers to determine the level of participation which the customers will have in the design process. The Company may provide complete "turn-key" engineering support for design projects where the customer provides high-level functional objectives. This type of engineering support is well suited for a customer's system-level design project in which the Company is engaged to utilize one or more of its
CoreWare library elements for delivering a system on a single chip.   However,
the customer may also perform substantial design activity on its own using either the Company's C-MDE design tools or any of a variety of third party EDA vendor's design tools. Access to the Company's C-MDE design tools is available at each of the Company's design centers and for installation at a customer's site pursuant to a licensing agreement with the Company. See "Properties." In addition, customers' designs that have originated through the use of certain third party EDA vendors' design tools are transferrable into the Company's ASIC design environment for manufacture of ASIC devices.

     The ultimate output of the Company's integrated circuit design system is a pattern generation tape from which the semiconductor "masks" or production tooling is made. The system also produces a test tape which is readable by standard industry semiconductor testing equipment. The Company's software design tools support and automatically perform key elements of the design process from circuit concept through physical layout of the circuit design and preparation of pattern generation tapes.

     After completion of the engineering design effort, the Company produces and tests prototype circuits for shipment to the customer. Thereafter, the Company will commence volume production of integrated circuits that have been developed through one or more of the arrangements described above in accordance with the customer's quantity and delivery requirements. The Company generally does not have volume production contracts with its customers for engineering design services. Therefore, whether any specific ASIC design will result in volume production orders and the quantities included in such orders are factors beyond the control of the Company. Insufficient orders will result in underutilization of the Company's factory which would adversely impact the Company's operating results.

     As part of its strategy, the Company has granted licenses to certain large customers for the right to use certain elements of its process technology know-how to enable the customer to manufacture certain products as an internal alternate source of supply. Generally, these licenses are granted in connection with development projects of a customer that has licensed the Company's design tools and has selected the Company as its primary source of ASIC products. In addition, the Company has entered into alternate source license agreements pursuant to which the Company has granted to certain companies the non-exclusive right to utilize and market certain of the Company's logic array design and production technology in competition with the Company. The Company believes that these agreements are important for the long-term development of the logic array semiconductor market.


     COMPONENTS AND TECHNOLOGIES. The Company offers its customers ASIC solutions based upon metal programmable array, cell-based and Embedded Array architectures which utilize the Company's CoreWare product libraries, the customer's proprietary logic, or a combination of both approaches. The Company offers a wide variety of die sizes and functionality configurations, including both logic and memory elements, for its ASIC products. These products are available in different feature sizes and are based on different process technologies.

     A metal programmable array, also known as a gate array, is a matrix of uncommitted transistors contained on a single chip of silicon. The gate array is "programmed" (I.E., customized) only in the last steps of the fabrication process. This enables the manufacturer to produce large quantities of uncommitted gate arrays, known as "base arrays," and to benefit from the economies of volume chip production. These basic silicon substrates, sometimes referred to as "masterslices", are designed and manufactured in a fashion similar to standard integrated circuits. The individual elements are interconnected at the metallization step in the manufacturing process to implement user defined functions. Gate arrays, when compared to many standard logic circuits, provide the system manufacturer with lower cost, higher reliability, lower power consumption, increased performance and smaller end products.

     The Company emphasizes its proprietary Channel-Free gate array architecture for gate array designs. The Company's gate array products offer high levels of design complexity. Base arrays for the Company's different gate arrays are mass produced in a variety of die sizes and are held in inventory by the Company for customization at a later time. During customization, the array is programmed quickly by the interconnection of its logic elements into the exact circuit specified by the customer.

     The Company's cell-based technology allows the customer to combine standard cells, memories such as fully static random access memory (RAM), static multi-port RAM, metal programmable read only memory (ROM) and other dedicated very large scale integration (VLSI) building blocks called megacells on a single chip. Through combinations of these various cell-based structures, the Company can provide the customer with customized solutions to a wide variety of digital design problems.

     In addition, the Company offers its customers the opportunity to create proprietary masterslices by utilizing a combination of the Company's standard cell technology with metal programmable Channel-Free gate array technology. This Embedded Array option can provide the customer with both high performance and density features normally associated with cell-based technology and with fast turnaround times resembling those available only for gate array-based designs.

     During 1992, the Company expanded its ASIC product lines with the addition of its CoreWare product library elements. CoreWare library elements are complex VLSI or large system-level pre-designed building blocks of integrated circuit logic functions. CoreWare elements may be either developed by the Company or acquired under technology transfer or licensing agreements between the Company and other developers. In addition, CoreWare elements are highly integrated for use with the Company's proprietary software design tools and those advanced manufacturing processes to which individual cores are targeted.

     The Company intends the CoreWare elements it offers to be based upon industry standard functions, protocols and interfaces, thereby positioning them to be useful in a wide variety of systems applications. The additional capability afforded by the Company's CoreWare product libraries allows customers to increase functional integration, including system-level applications on a single chip. The Company's CoreWare product libraries are designed to allow CoreWare elements to be used with the customer's proprietary logic in gate array, cell-based or Embedded Array designs based upon the Company's design methodology. Expansion of the Company's CoreWare library elements continued during 1993 and is expected to continue into the foreseeable future.

     The Company is increasingly emphasizing engineering development and acquisition of CoreWare products and integration of CoreWare libraries into its ASIC design capabilities in the Company's transition from manufacturing products substantially based on the customer's proprietary logic design to emphasizing ASIC opportunities that utilize the Company's CoreWare product libraries. There can be no assurance, however, that the cores selected for investment of the Company's financial and engineering resources will enjoy market acceptance or that such cores can be successfully integrated into the Company's ASIC design environment on a timely basis. See "Marketing and Customers."


     STANDARD PRODUCTS


     The Company's product engineering activities for its standard products operations employ the same proprietary computer aided design tools that are used in the Company's ASIC operations. As a result, many of the Company's standard integrated circuit products are available both as standard devices and as large building blocks, and as "cores" through the Company's CoreWare product library elements, that may be implemented into a customer's design with the Company's design tools. See "Products and Services -- ASICs." The Company believes that this use of its ASIC technologies affords its standard products operations many of the engineering benefits associated with ASIC designs and offers its customers added flexibility in their systems engineering.

     The Company's principal microprocessor product focus is on the two 32-bit RISC (Reduced Instruction Set Computer) microprocessor architectures that have met with broad market acceptance. These are the MIPS and the SPARC architectures, which were originally developed by MIPS Computer Systems, Inc. ("Mips") and Sun Microsystems, Inc. ("Sun"), respectively. In 1992 as a result of a merger, Mips became part of Silicon Graphics, Inc. Both the Mips and Sun architectures are "open systems" designs, which various computer and systems companies have adopted for their new products.

     The Company offers several microprocessor products that implement the MIPS and the SPARC 32-bit RISC architectures. Currently, these microprocessor products are based on certain rights that the Company has received under license agreements from Mips and Sun, respectively. As part of its microprocessor product strategy, the Company also offers a number of peripheral chips that are designed for use in systems based on the two RISC architectures that the Company supports. These chips, which are offered as "chipsets", reduce the time required for complete systems design, thereby allowing a systems customer an enhanced opportunity for earlier market entry of its system-level products.

     To address the telecommunications market, in 1993 the Company announced a reprogrammable asynchronous transfer mode (ATM) termination device which features an on-chip RISC based ATM processing unit. The Company also announced its Compact and Scalable Dedicated Ethernet (CASCADE) product line for implementing single-chip network hubs and routers for internetworking applications.

     The Company offers a family of high-speed digital signal and image processing devices that perform a wide variety of common DSP operations. These components are designed to operate in stand-alone or in multi-processing configurations that offer flexibility and precision. In 1991, the Company introduced a set of devices which may be combined to allow customers to design high performance video compression "engines", such as in video-telephony and high-definition television. In addition, a chipset supporting the JPEG (Joint Photographic Experts Group) standard for still picture compression was introduced in 1991. In 1993, the Company introduced its second generation JPEG device. This JPEG co-processor is a single-chip device targeted at cost sensitive imaging and desktop video applications. Also in 1993, the Company introduced its MPEG2 (Motion Picture Experts Group) video decoder chip, used to create products for digital TV set-top decoders. Many of the DSP devices are available in both commercial and military versions and may be integrated as "cores" in a customer's ASIC designs.


MANUFACTURING


     The Company's manufacturing operations convert a customer's design into packaged silicon chips and support customer volume production requirements. Manufacturing begins with fabrication of uncommitted ("masterslice") wafers (for gate array ASICs) or custom diffused wafers (for cell-based ASICs). Although base layers for cell-based designs are themselves customized, gate array masterslices are not and therefore may be inventoried by the Company pending customization accomplished in the metallization stage of fabrication. In the next stage of manufacture, metallization, layers of metal interconnects are diffused onto the masterslice using customized masks. Wafers are then tested, cut into die and sorted. The die that have passed initial test are then assembled (embedded in and connected to one of a wide variety of packages) and encapsulated. The finished devices then undergo additional tests before shipment.

     In 1985, the Company and Kawasaki Steel Corporation ("Kawasaki") formed a Japanese subsidiary, Nihon Semiconductor Inc. ("NSI"), as part of a comprehensive business relationship, including licensing certain technology to Kawasaki. The Company maintains a majority ownership interest in NSI and is the customer for substantially all of NSI's production. The Company has licensed to NSI, on a non-exclusive basis, certain technology rights and is providing NSI related support services. NSI has been in commercial production since August of 1988. NSI commenced volume production at a second wafer fabrication facility in the first quarter of 1994. The Company manufactures substantially all of its wafers at the two NSI facilities in Tsukuba, Japan pursuant to an agreement with NSI and Kawasaki. The Company's ability to supply semiconductors currently depends on an adequate continued supply of wafers from NSI. If the supply of wafers from NSI were interrupted for any reason, including work stoppages, or natural disasters, or if such supplies of wafers were inadequate to meet the Company's demand, the Company would need to purchase wafers from one or more alternate suppliers. There can be no assurance that alternate supplies of wafers would be available on a timely basis or at all or that if available, they could be purchased on favorable terms. The Company continues to perform certain fabrication activities for metallization and for custom diffused wafers in its wafer fabrication facilities in California.

     The semiconductor industry is capital intensive. In order to remain competitive, the Company must continue to make significant investments in new facilities and capital equipment. In the last three years, the Company has expended over $300 million in property and equipment, net of retirements. In the first quarter of 1994, the Company commenced volume production at its Japanese affiliate's second wafer fabrication facility and anticipates incurring in excess of $100 million during 1994 for capital equipment and significant amounts thereafter to bring this facility to full capacity. The Company believes that in order to remain competitive, it will need to continue making significant capital expenditures. There can be no assurance that the Company will have the resources available when needed to meet these requirements. In addition, these significant capital expenditures result in a relatively high level of fixed costs. Accordingly, fluctuations in revenues may significantly affect profitability.

     Over the past four years, the Company has restructured its worldwide manufacturing operations. This process has included, among other things, the phase-down of older process technology facilities in Germany, the United Kingdom and Canada, the consolidation of certain manufacturing to facilities in the United States and Japan, the construction of a second wafer fabrication facility in Japan, and the transfer of certain packaging, assembly and final test operations to subcontractors in various locations. The Company continues to evaluate its worldwide manufacturing operations to effect additional cost-savings and technological improvements.

     To remain competitive, the Company must be able to develop and implement new process technologies to reduce semiconductor die size, increase device performance, and manufacturing yields. The Company utilizes different high performance complementary metal oxide semiconductor ("CMOS") process technologies in the volume manufacture of its products, including a 0.6-micron "drawn" CMOS process for the Company's most advanced products. The Company also has recently introduced a 0.5-micron "drawn" CMOS process and has begun performing product engineering services for certain customers that are intended to result in products to be manufactured using this 0.5-micron process. The Company is currently implementing this new 0.5-micron process technology at NSI's second Japanese wafer manufacturing facility. If the Company is not able to successfully implement new process technologies and to achieve volume production of new products at acceptable yields using new manufacturing processes, the Company's operating results will be adversely affected.

     Development of advanced manufacturing technologies in the semiconductor industry frequently requires that critical selections be made as to those vendors from which essential equipment (including future enhancements) and after sales services and support will be purchased by the Company. Similarly, procurement of certain types of materials required by the Company's manufacturing technologies also are closely linked with certain equipment selections. When the Company implements specific technology choices, it may become dependent upon certain sole- or single- source vendors. Accordingly, the Company's capability to switch to other technologies and vendors may be substantially restricted and may involve significant expense and delay in the Company's technology advancements and manufacturing capabilities. The semiconductor equipment and materials industries also contain a number of vendors that are relatively small and have limited resources. Several of these vendors provide equipment and or services to the Company. The Company does not have long term supply or service agreements with vendors of certain critical items. Additionally, there can be no assurances that disruptions in these vendors' ability to perform will not occur. Should the Company experience such disruptions, the Company's operations could be adversely affected.

     The Company has in the past and will in the future, consider developing foundry relationships with certain other semiconductor manufacturers whereby the Company may purchase quantities of masterslices (both unmetallized and metallized) that are manufactured to the Company's specifications. The Company believes that the combination of the Company's own wafer fabrication facilities and these relationships will provide the Company with adequate sources for meeting its masterslice wafer and custom diffused wafer requirements for the foreseeable future.

     In the assembly process, the fabricated circuit is encapsulated into ceramic or plastic packages. Plastic packaging is normally associated with lower cost, commercially oriented products. Ceramic packaging is primarily utilized in applications involving the need to protect the circuit against a potentially harsh operating environment, such as in military applications.

     The Company performs ceramic package assembly for its products at its Fremont, California facility. This assembly line has been specially equipped to support both the packaging needs of military as well as selected commercial applications. The proportion of ceramic packaging being done by independent assembly plants continues to increase and the Company intends to begin ceramic packaging offshore in the next year. The Company has subcontracted its plastic packaging requirements to several independent offshore assembly plants.

     Testing includes final test and final quality assurance acceptance. Dedicated computer systems are used in this comprehensive testing sequence. The test programs utilize the basic functional test criteria from the design simulation which was generated and approved by the customers' design engineers. Most product testing operations are currently conducted in close proximity to the particular facility where assembly activities are performed. The Company intends to continue increasing its use of independent assembly plants to test its products.

     Certain of the raw materials used in the manufacture of circuits are available from a limited number of suppliers in the United States and elsewhere. For example, for several types of the integrated circuit packages that are purchased by the Company, as well as by the majority of other companies in the semiconductor industry, the Company must rely on one vendor for the majority of its supply. The Company does not have long-term fixed supply contracts with its suppliers. Shortages could occur in various essential materials due to interruption of supply or increased demand in the industry. If the Company were unable to procure certain of such materials from any source, it would be required to reduce its manufacturing operations. To date, the Company has experienced no significant difficulty in obtaining the necessary raw materials. The Company's operations depend upon a continuing adequate supply of electricity, natural gas and water.

     The Company purchases substantially all of the semiconductor wafers used for its products from NSI, its Japanese affiliate. These transactions are denominated in Japanese yen. In addition, the Company purchases a substantial portion of its raw materials and equipment from foreign suppliers and incurs labor costs in foreign locations. A portion of these transactions are denominated in currencies other than in U.S. dollars, principally in Japanese yen. The Company also has borrowings denominated in yen, which totaled approximately 15 billion yen (approximately $136 million) at December 31, 1993. Such transactions and borrowings expose the Company to exchange rate fluctuations for the period of time from inception of the transaction until it is settled. In recent years, the yen has fluctuated substantially against the U.S. dollar. There can be no assurance that fluctuations in the currency exchange rates in the future will not have an adverse impact on the Company's results of operations. The Company has entered and will from time to time enter into hedging transaction in order to minimize exposure to currency rate fluctuations. In addition, there can be no assurance that inflation rates in countries where the Company conducts operations will not adversely affect the Company's operating results in the future.

     Both manufacturing and sales of the Company's products may be adversely affected by political and economic conditions abroad. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export compliance laws or other trade policies, could adversely affect the Company's ability to manufacture or sell in foreign markets. In countries in which the Company is conducting business in local currency, currency exchange fluctuations could adversely affect the Company's revenues or costs.

MARKETING AND CUSTOMERS


     The Company has focused its marketing efforts primarily on a broad base of manufacturers in the electronic data processing, telecommunications and certain office automation industries and, within these industries emphasizes desktop and personal computing, networking and digital video applications.

     An essential element of the Company's marketing strategy is to develop close working relationships with its major customers' engineers by using the Company's proprietary software design tools for design support and training services. The customers' product or system design engineers typically attend a training session at one of the Company's design centers. Alternatively, the customer may elect to have the Company design the circuit, or may design the circuit at its own facility through the licensing of the Company's proprietary design tools. The Company currently has regional design centers in Canada, Japan, other Asia Pacific countries and throughout the United States and Western Europe. See "Properties".

     The Company markets its products and services through its worldwide direct sales and marketing organization which consists of approximately 775 employees (including subsidiaries), and through independent sales representatives and distributors. All of the Company's design centers also include a direct sales office. See "Properties". For information concerning foreign operations, see
Note 7 of Notes to Consolidated Financial Statements in the 1993 Annual Report to Stockholders and "Products and Services--Strategy." International sales are generally denominated in local currencies. International sales are subject to risks common to export activities, including governmental regulations, trade barriers, tariff increases and currency fluctuations. To date, the Company has not experienced any material difficulties because of these risks.

     In 1993, 1992 and 1991 Sun Microsystems, Inc. accounted for approximately 12%, 15% and 16%, respectively, of the Company's revenues. The Company has increasingly directed its efforts on developing strategic relationships with key technology leaders with differentiated products. This strategy provides the Company with access to leading technologies, some of which may be included in its CoreWare library. The Company, however, expects that this strategy will result in the Company becoming increasingly dependent on a limited number of customers for a substantial portion of its revenues.


BACKLOG


     Generally, the Company's customers are not subject to long-term contracts, but to purchase orders which are accepted by the Company. Quantities of the Company's products to be delivered and delivery schedules under purchase orders outstanding from time to time are frequently revised to reflect changes in customer needs. In addition, the timing of the performance of design services included in the Company's backlog at any particular time is generally within the control of the customer, not the Company. For these reasons, the Company's backlog as of any particular date is not a meaningful indicator of future sales.

COMPETITION


     The semiconductor industry is intensely competitive and is characterized by rapid technological change, rapid product obsolescence and price erosion. The semiconductor industry has historically been characterized by wide fluctuations in product supply and demand. From time to time, the industry also has experienced significant downturns, often in connection, or in anticipation of maturing product cycles (of both the Company and its customers) and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity and subsequent accelerated erosion of average selling prices, and in some cases have lasted for more than a year. Currently, the semiconductor industry in general, including the Company, is experiencing a period of increased demand. There is no assurance that these conditions will continue. The Company may experience substantial period-to-period fluctuations in future operating results due to general industry conditions or events occurring in the general economy and the Company's business could be materially and adversely affected by a significant industry-wide downturn in the future.

     The Company's competitors include many large domestic and foreign companies which have substantially greater financial, technical and management resources than the Company, as well as emerging companies attempting to sell products to specialized markets such as those addressed by the Company. Several major diversified electronics companies, including Fujitsu, Ltd., Toshiba Corporation, NEC Corporation and a number of United States semiconductor manufacturers offer ASIC products and/or offer products which are competitive to the product lines of the Company. In addition, there is no assurance that certain large customers, some of whom the Company has licensed to use elements of its process and product technologies, will not develop internal design and production operations to produce their own ASICs.

     The principal factors on which competition in the ASIC market is based include design capabilities (including both the software design tool features, compatibility with industry standard design tools, CoreWare library and the skills of the design team), quality, delivery time and price. The Company believes that it presently competes favorably on these bases, and that its success will depend on its continued ability to provide its customers with a complete range of design services and manufacturing capabilities. There can be no assurance, however, that other custom logic design approaches will not be developed which could have an adverse impact on the Company's business and results of operations.

RESEARCH AND DEVELOPMENT

     The market for the Company's products is characterized by rapid changes in both product and process technologies. Because of continual improvements in these technologies, the Company believes that its future success will depend, in part, upon its ability to continue to improve its product and process technologies and to develop new technologies in order to maintain the performance advantages of its products and processes relative to competitors, to adapt products and processes to technological changes and to adopt emerging industry standards.

     The Company's research and development emphasizes the design of new products, improvements in process technologies, enhancements of design tools, and cost reduction of existing products. During 1993, 1992 and 1991, the Company expended $78,995,000, $78,825,000, and $80,802,000, respectively, on its research and development activities. The Company expects to continue to make significant investments in research and development activities and believes such investments are critical to its ability to continue to compete with other ASIC manufacturers. See "Management's Discussion and Analysis" in the 1993 Annual Report to Stockholders.


PATENTS, TRADEMARKS AND LICENSES


     The Company owns various United States and international patents and has additional patent applications pending relating to certain of its products and technologies. The Company also maintains trademarks on certain of its products and services. Although the Company believes that patent and trademark protection have value, the rapidly changing technology in the semiconductor industry makes the Company's future success dependent primarily upon the technical competence and creative skills of its personnel rather than on patent and trademark protection.

     As is typical in the semiconductor industry, the Company has from time to time received, and may in the future receive, communications from other parties asserting patent rights, mask work rights, copyrights or trademark rights that such other parties allege cover certain of the Company's products, processes, technologies or information. Several such assertions relating to patents are in various stages of evaluation. The Company is considering whether to seek licenses with respect to certain of these claims. Litigation has arisen with respect to one of these assertions. Based on industry practice, the Company believes that licenses or other rights, if necessary, could be obtained on commercially reasonable terms. Nevertheless, no assurance can be given that licenses can be obtained, or if obtained will be on acceptable terms or that litigation or other administrative proceedings will not occur. The inability to obtain licenses or other rights or to obtain licenses or rights on favorable terms, should such become necessary, or litigation arising out of such other parties' assertions, could have a material adverse effect on the Company's future operating results. See "Legal Proceedings."

     The Company has also entered into certain license agreements which generally provide for the non-exclusive licensing of design and product manufacturing rights and for cross-licensing of future improvements developed by either party. See "Products and Services--Strategy" and "Competition".

ENVIRONMENTAL REGULATION


     Federal, state and local regulations impose various environmental controls on the use and discharge of certain chemicals and gases used in semiconductor processing. The Company's facilities have been designed to comply with these regulations and the Company believes that its activities conform to present environmental regulations. Increasing public attention has, however, been focused on the environmental impact of electronics and semiconductor manufacturing operations. While the Company to date has not experienced any materially adverse effects on its business from environmental regulations, there can be no assurance that such regulations will not be amended so as to impose expensive obligations on the Company. In addition, violations of environmental regulations or unpermitted discharges of hazardous substances could result in the necessity for additional capital improvements to comply with such regulations or to restrict discharges, liability to Company employees and/or third parties, and business interruptions as a consequence of permit suspensions or revocations or as a consequence of the granting of injunctions requested by governmental agencies or private parties.


EMPLOYEES


     At January 2, 1994, the Company and its subsidiaries had approximately 3,370 employees, including approximately 775 in field marketing and sales, approximately 425 in product marketing and support, approximately 525 in engineering and research and development activities, approximately 1,370 in manufacturing and approximately 275 in executive and administrative activities.

     Many of the Company's employees are highly skilled, and the Company's continued success will depend in part upon its ability to attract and retain such employees, who are in great demand. The Company has never had a work stoppage, slow-down or strike and no United States employees are represented by a labor organization. The Company considers its employee relations to be good.

ITEM 2.   PROPERTIES

     The following table sets forth certain information concerning the Company's principal facilities.


PRINCIPAL LOCATIONS

 No. of                            Leased/         Total
Buildings   Location                Owned         Sq. Ft.                      Use
- ---------   -------------          ------         -------        ----------------------------------
   6        Milpitas, CA           Leased         485,760        Corporate Offices, Administration,
                                                                 Engineering, Manufacturing

   1        Fremont, CA            Leased          74,000        Manufacturing

   1        Fremont, CA            Owned           65,000        Manufacturing

   2        Santa Clara, CA        Leased          83,290        Research and Development

   1        Fremont, CA            Leased          39,246        Shipping and Receiving

   1        Bracknell,             Leased          18,000        Executive Offices, Design Center
            United Kingdom                                       Sales

   2        Tokyo, Japan           Leased          18,000        Executive Offices, Design Center
                                                                 Sales

   2        Tsukuba, Japan         Owned          221,000        Executive Offices, Manufacturing

   1        Calgary, Canada        Leased          15,000        Executive Offices, Design Center
                                                                 Sales



     The Company maintains leased regional office space for its field sales offices at the locations described below, some of which also contain design centers as indicated. In addition, the Company maintains design centers at various distributor locations.

Regional Offices
- ----------------
U.S. Locations:
- --------------

*Encino, CA
 Grass Valley, CA
*Irvine, CA
 Mountain View, CA
 San Diego, CA
*San Jose, CA
 Boca Raton, FL
*Melbourne, FL
 Atlanta, GA
*Schaumburg, IL
*Waltham, MA
*Bethesda, MD
 Columbia, MD
*Minneapolis, MN
*Raleigh, NC
*Edison, NJ
 Hopewell Junction, NY
 Victor, NY
 Beaverton, OR
 Hanover, PA
 Willow Grove, PA
 Austin, TX
*Dallas, TX
*Bellevue, WA


Non-U.S. Locations:
- ------------------

*Burnaby, British Columbia, Canada
*Etobicoke, Ontario, Canada
*Kanata, Ontario, Canada
*Montreal, Quebec, Canada
*Paris, France
 Berlin, Germany
*Munich, Germany
*Stuttgart, Germany
*Ramat Hasharon, Israel
*Milan, Italy
 Kanagawa, Japan
*Osaka, Japan
*Seoul, Korea
*Livingstone, Scotland
 Madrid, Spain
*Kista, Sweden
*Taipei, Taiwan
 ___________________________
*  Indicates location of Design Center as well as Sales Office

     Leased facilities described above are subject to operating leases which expire in 1994 through 2003. See Note 8 of Notes to Consolidated Financial Statements in the 1993 Annual Report to Stockholders.

     The Company believes that its existing facilities and equipment are well maintained, in good operating condition and are adequate to meet its current requirements.

ITEM 3.   LEGAL PROCEEDINGS


     On July 9, 1990, Texas Instruments Incorporated ("TI") filed a complaint in the United States District Court in Dallas, Texas and with the International Trade Commission ("ITC") against the Company and four other defendants, Analog Devices, Inc., Integrated Device Technology, Inc., VLSI Technology, Inc. and Cypress Semiconductor Corporation. In these complaints, TI alleged that the Company's manufacturing processes relating to device encapsulation in certain types of plastic packages infringe certain of TI's patents.

     In the ITC action, TI sought to prohibit the importation into the U.S. of such plastic encapsulated devices assembled offshore and to enjoin the sale of any inventory of such devices which were previously imported. On October 15, 1991, the Administrative Law Judge ("ALJ") determined that the TI patent was valid and that the plastic encapsulation process used by the Company referred to as "opposite-side" gated encapsulation infringed the TI patent. The ALJ also determined that the plastic encapsulation process referred to as "same-side" gated encapsulation did not infringe the TI patent. On December 3, 1991, the ITC issued a notice of its intent not to review the ALJ's determination on non-infringement by the "same-side" gated process, thereby confirming the ALJ's determination. On February 19, 1992, the ITC issued its final order which confirmed the ALJ's determination regarding validity of the TI patent and infringement by the "opposite-side" gated process. Pursuant thereto, the ITC issued a limited exclusion order applicable to future imports of integrated circuits manufactured using the "opposite-side" gated process into the United States and a cease and desist order applicable to sales of previously imported integrated circuits manufactured using the "opposite-side" gated process. Since the beginning of 1992, the Company's plastic encapsulation operations have only used the non-infringing "same-sided" gating process. The Court of Appeals for the Federal Circuit has affirmed the ruling of the ITC in all respects in March 1993.

     In TI's United States District Court action, TI also seeks to enjoin the Company from assembling and selling plastic encapsulated integrated circuits in the U.S. and seeks damages in an unspecified amount for alleged prior patent infringement. Although at one point in the District Court proceedings a trial date was set for mid-1992, that date was taken off the calendar and no new trial date has been scheduled. The Company anticipates that the judge will consider and rule on a number of pretrial motions, including motions on what significance, if any, various elements of the prior ITC action should or should not have on trial proceedings in the District Court, before a new trial date is scheduled.

     The Company believes that it has meritorious defenses to the District Court action and intends to defend itself vigorously. The Company also believes that the ultimate outcome of this action will not result in a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that this matter will be resolved without the payment of damages and other costs, thereby having an adverse effect on the Company.



     The Company is a party to other litigation matters and claims which are normal in the course of its operations, and while the results of such litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial position or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     Not applicable.

                                     PART II



ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     The information required by this Item is incorporated by reference to page 31 of the Company's 1993 Annual Report to Stockholders.


ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to pages 32-33 of the Company's 1993 Annual Report to Stockholders.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to pages 13-16 of the Company's 1993 Annual Report to Stockholders.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to pages 17-31 of the Company's 1993 Annual Report to Stockholders.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report in that the registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders to be held May 6, 1994, and certain of the information included therein is incorporated herein by reference.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The information concerning the Company's directors required by this Item is incorporated by reference to "ELECTION OF DIRECTORS--Nominees" in the Company's Proxy Statement.


     The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows:


                                                                       Employed
Name                  Age   Position                                     Since
- ----                  ---   --------                                   --------

Wilfred J. Corrigan   55    Chairman, Chief Executive Officer            1981

Bruce L. Entin        43    Vice President, Investor Relations           1984
                             and Corporate Communications

Brian L. Halla        47    Executive Vice President,                    1988
                             LSI Logic Products

Cyril F. Hannon       55    Executive Vice President,                    1984
                             Worldwide Operations

Albert A. Pimentel    38    Senior Vice President, Finance               1992
                             and Chief Financial Officer

David E. Sanders      46    Vice President, General Counsel and          1986
                             Secretary

Horst G. Sandfort     51    Executive Vice President,                    1984
                             Geographic Markets

Lewis C. Wallbridge   50    Vice President, Human Resources              1984

     Except as set forth below, all of the officers have been associated with the Company in their present position or other capacities for more than the past five years.

     Brian C. Halla joined the Company in August of 1988 as Vice President, Microprocessor Products. He was promoted to Executive Vice President, LSI Logic Products in May 1992. From January, 1975 to August, 1988, Mr. Halla was employed by Intel Corporation in positions of increasing responsibility, including posts in product marketing management for Intel's Development Systems Group and more recently as Director of Marketing for Intel's Microcomputer Group.

     Albert A. Pimentel joined the Company in July 1992 as Senior Vice President, Finance and Chief Financial Officer. From December 1990 until February 1991, Mr. Pimentel served as Vice President of Finance, Chief Financial Officer and Secretary of Momenta Corporation, a start up company in the pen computing business. As the result of a corporate reorganization, Momenta Corporation became a wholly-owned subsidiary of Momenta International Ltd. and Mr. Pimentel assumed the same positions for Momenta International Ltd. until July 1992. In August 1992, Momenta International Ltd. and its subsidiaries filed a petition for relief in Federal bankruptcy court. Mr. Pimentel served as Vice President, Finance of Conner Peripherals, Inc., a manufacturer of disk drives, from May of 1986 until December of 1990.


ITEM 11.   EXECUTIVE COMPENSATION


     The information required by this Item is incorporated by reference to "EXECUTIVE COMPENSATION" in the Company's Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The information required by this Item is incorporated by reference to "SECURITY OWNERSHIP -- Principal Stockholders and Security Ownership of Management" in the Company's Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The information required by this Item is incorporated by reference to "CERTAIN TRANSACTIONS" in the Company's Proxy Statement.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

     (a)  The following documents are filed as a part of this Report:

          1. FINANCIAL STATEMENTS. The following Consolidated Financial Statements of LSI Logic Corporation and Report of Independent Accountants are incorporated by reference to the Company's 1993 Annual Report to Stockholders:

                                                            Page in
                                                          Annual Report
                                                          -------------
Consolidated Balance Sheets -
     As of December 31, 1993 and 1992                            17

Consolidated Statements of Operations -
     For the Three Years Ended December 31, 1993                 18

Consolidated Statement of Stockholders' Equity -
     For the Three Years Ended December 31, 1993                 19

Consolidated Statements of Cash Flows -
     For the Three Years Ended December 31, 1993                 20

Notes to Consolidated Financial Statements                       21

Report of Independent Accountants                                30

Report of Independent Accountants on Financial
     Statement Schedules - See page 32 of this Report.

          Effective beginning 1990, the Company changed its fiscal year end from December 31 to the 52 or 53 week period which ends on the Sunday closest to December 31. For presentation purposes, the consolidated financial statements, notes and financial statement schedules will continue to refer to December 31 as the year end. Fiscal 1993 was a 53 week year that ended on January 2, 1994.

          2. FINANCIAL STATEMENT SCHEDULES. For years ended December 31, 1993, 1992 and 1991:

Schedule                                                              Page
- --------                                                              ----
  II Amounts Receivable from Related Parties
          and Underwriters, Promoters and Employees
          other than Related Parties                                  S-1

   V Property and Equipment                                           S-2

  VI Accumulated Depreciation of Property and Equipment               S-3

VIII Valuation and Qualifying Accounts and Reserves                   S-4

   X Supplementary Income Statement Information                       S-5

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

          3.   EXHIBITS:

               3.1       Restated Certificate of Incorporation of Registrant.
                         (1)

               3.2       By-laws of Registrant. (1)

               4.1 Articles 4 and 9 of the Restated Certificate of Incorporation of Registrant (included in Exhibit 3.1).
                         (1)

               4.2 Indenture dated April 14, 1987 between LSI Logic Corporation and United States Trust Company of New York, Trustee, covering $125,000,000 principal amount of 6 1/4% Convertible Subordinated Debentures due 2002 (including form of Debenture). (2)

               4.3       Stockholder Rights Plan dated November 16, 1988.  (3)

               10.1 Lease dated March 26, 1981 for 1601 McCarthy Boulevard between the Registrant and McCarthy Industrial Investors. (4)

               10.1A First Amendment to Lease dated May 1, 1991 to Lease dated March 26, 1981 for 1601 McCarthy Boulevard between the Registrant and McCarthy Industrial Investors. (11)

               10.2 Registrant's 1982 Incentive Stock Option Plan, as amended, and forms of Stock Option Agreement. (9)

               10.3 Registrant's Employee Stock Purchase Plan, as amended, and form of subscription Agreement.

               10.6 Series B Preferred Shares Purchase Agreement for 1,395,864 shares of Series B Preferred Stock dated as of February 8, 1982. (4)

               10.7 Modification Agreement dated as of February 8, 1982 between the Registrant and holders of its Series A Preferred Stock. (4)

               10.8 Lease Agreement dated November 22, 1983 for 48580 Kato Road, Fremont, California between the Registrant and Bankamerica Realty Investors. (6)

               10.19 Registrant's 1985 Nonstatutory Stock Option Plan for Shares of LSI Logic Europe plc and form of Nonstatutory Stock Option Agreement. (5)

               10.20 LSI Logic Europe plc 1984 Nonstatutory Stock Option Plan and form of Nonstatutory Share Option Agreement.
                         (5)

               10.21 Registrant's 1985 Nonstatutory Stock Option Plan for Shares of LSI Logic Corporation of Canada, Inc. and form of Nonstatutory Stock Option Agreement. (5)

               10.24 Registrant's 1986 Directors' Stock Option Plan and forms of stock option agreements. (7)

               10.25     LSI Logic Europe plc 1986 Share Option Scheme. (7)

               10.26     LSI Logic Europe plc Share Acquisition Scheme. (7)

               10.27 LSI Logic Corporation of Canada, Inc. 1985 Stock Option Plan and form of Stock Option Agreement. (7)

               10.29 Form of Indemnification Agreement entered and to be entered into between Registrant and its officers, directors and certain key employees. (8)

               10.35     LSI Logic Corporation 1991 Equity Incentive Plan.

               10.36 Lease Agreement dated February 28, 1991 for 765 Sycamore Drive, Milpitas, California between the Registrant and the Prudential Insurance Company of America. (10)

               11.1      Statement Re Computation of Earnings Per Share

               13.1 Annual Report to Stockholders for the year ended January 2, 1994 (to be deemed filed only to the extent required by the instructions to exhibits for Reports on Form 10-K).

               21.1      List of Subsidiaries.

               23.1      Consent of Independent Accountants (see page 33).

               24.1      Power of Attorney (included on page 30).

____________
(1) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 26, 1988.

(2) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 27, 1988.

(3) Incorporated by reference to exhibits filed with the Registrant's Form 8-A filed on November 21, 1988.

(4) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 2-83035) which became effective May 13, 1983.

(5) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 33-3612), and Amendment No. 1 thereto, which became effective March 20, 1986.

(6) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1983.

(7) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986.

(8) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.

(9) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

(10) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

(11) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.
____________

     (b)  Reports on Form 8-K.
          -------------------
               None.

TRADEMARK ACKNOWLEDGMENTS




     - LSI Logic is a registered trademark of the Company and CoreWare is a trademark of the Company. All other brandnames or trademarks appearing in the Form 10-K are the property of their respective owners.


     - Channel-Free, Embedded Array, LDS, Modular Design Environment, MDE and Headland Technology are registered trademarks of the Company. C-MDE, CASCADE, Compacted Array and CoreWare are trademarks of the Company.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LSI LOGIC CORPORATION


                              By:  /s/ WILFRED J. CORRIGAN
                                   -------------------------------
                                   Wilfred J. Corrigan, Chairman
                                   and Chief Executive Officer


Dated:  March 4, 1994


                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Wilfred J. Corrigan and David E. Sanders, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                Title                             Date
     ---------                -----                             ----

/s/ Wilfred J. Corrigan  Chairman of the Board and               March 4, 1994
- -----------------------   Chief Executive Officer
 (Wilfred J. Corrigan)    (Principal Executive Officer)


/s/ Albert A. Pimentel   Senior Vice President, Finance          March 4, 1994
- -----------------------   and Chief Financial Officer
 (Albert A. Pimentel)     (Principal Financial Officer
                          and Principal Accounting Officer)

/s/ T.Z. Chu             Director                                March 4, 1994
- -----------------------
 (T.Z. Chu)


/s/ Malcolm R. Currie    Director                                March 4, 1994
- -----------------------
 (Malcolm R. Currie)

/s/ James H. Keyes       Director                                March 4, 1994
- -----------------------
 (James H. Keyes)

/s/ R. Douglas Norby     Director                               March 4, 1994
- -----------------------
 (R. Douglas Norby)

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES


To the Board of Directors
 of LSI Logic Corporation

Our audits of the consolidated financial statements referred to in our report dated January 25, 1994 appearing on Page 30 of the 1993 Annual Report to Stockholders of LSI Logic Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed Item in 14(a) of this 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.



Price Waterhouse
San Jose, California
January 25, 1994

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 2-86474, No. 2-91907, No. 2-98732, No. 33-6188, No.
33-6203, No. 33-13265, No. 33-17720, No. 33-30385, No. 33-30386, No. 33-36249,
No. 33-41999, No. 33-42000, No. 33-53054, No. 33-66548, No.33-66546) of LSI
Logic Corporation of our report dated January 25, 1994 appearing on page 30 in the Annual Report to Stockholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears on page 32 of this Annual Report on Form 10-K.



PRICE WATERHOUSE
San Jose, California
March 4, 1994

                                                                     SCHEDULE II

                              LSI LOGIC CORPORATION

                  ACCOUNTS RECEIVABLE FROM RELATED PARTIES AND
        UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)


                                                               DEDUCTIONS                BALANCE AT END OF PERIOD
                             BALANCE AT                -----------------------------     ------------------------
                             BEGINNING                  AMOUNTS          AMOUNTS                            NOT
NAME OF DEBTOR               OF PERIOD    ADDITIONS    COLLECTED        WRITTEN-OFF       CURRENT        CURRENT
- --------------              -----------   ---------    ---------        -----------       -------        --------

1993:
   James S. Koford             $436       $395 (A)       $436 (B)       $    -             $395          $  -
   Horst G. Sandfort            377        150 (C)         -                 -               -             527
   Lewis C. Wallbridge          106         -             106                -               -              -
   Jack Ordway                   -          94 (D)         -                 -               94             -
   William Hata                  -          25 (E)         -                 -               -              25
   Frank Tornaghi                -         100 (F)         -                 -               20             80
   Richard Mannherz              -          25 (G)         -                 -               -              25

1992:
   James S. Koford             $183       $436 (H)       $183            $   -             $436          $  -
   Horst G. Sandfort            366         11 (I)          -                 -               -             377
   Lewis C. Wallbridge           80        106 (J)         80                -              106             -

1991:
   Perry Constantine           $331      $  -            $331             $  -            $  -            $ -
   John Dickson                  -         250 (K)        250                -               -              -
   James S. Koford              165        183 (K)        165                -              183             -
   Horst G. Sandfort             -         366 (I)         -                 -               -             366
   Lewis C. Wallbridge          100         80 (K)        100                -               80             -

(A) Represents unsecured promissory note bearing interest at 8% per annum due in 1994, or upon Mr. Koford's departure from the Company.
(B) Represents a $41 payment and a $395 rollover to a new note. See Note (A) above.
(C) Represents unsecured promissory note bearing interest at 8% per annum due in 1996. Principal and interest will be forgiven in equal increments at the end of each annum as long as Mr. Sandfort maintains continuous employment with the Company.
(D) Represents unsecured promissory note bearing interest at 8% per annum due in 1994, or upon Mr. Ordway's departure from the Company.
(E) Represents unsecured promissory note bearing interest at 7.5% per annum due in 1996.
(F) Represents unsecured promissory note bearing interest at 7% per annum payable in annual installments of $20 over 5 years. Interest is forgiven at the end of each annum as long as Mr. Tornaghi maintains continuous employment with the Company for the full term of the note.
(G) Represents unsecured promissory note bearing interest at 7% per annum due in 1995. Principal and interest will be forgiven in equal increments at the end of each year as long as Mr. Mannherz maintains continuous employment with the Company.
(H) Represents unsecured promissory note bearing interest at 8% per annum due in 1993.
(I) Represents unsecured promissory note due in 1995, or upon Mr. Sandfort's departure from the Company. The note has a variable interest rate which is equal to the Lombard rate in the Federal Republic of Germany, which was 8% at December 31, 1993.
(J) Represents unsecured promissory note bearing interest at 7% per annum, which was due and repaid in 1993.
(K) Represents unsecured promissory note(s) bearing interest at 10% per annum due and repaid during 1992.


                                                                      SCHEDULE V


                              LSI LOGIC CORPORATION

                             PROPERTY AND EQUIPMENT

                   YEAR ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (In thousands)


                              Balance at      Additions                                     Effect of     Balance at
                               Beginning     & Transfers                                    Exchange        End of
     Classification            of Period       at Cost      Retirements      Other (1)    Rate Changes      Period
- ---------------------------------------------------------------------------------------------------------------------

1993:
  Land                           $19,075       $      -            $37       $    -           $1,752        $20,790
  Building                        46,626            318            609            -            3,213         49,548
  Equipment                      380,684         43,182         38,339            -           13,267        398,794
  Leasehold improvements          44,356          7,452              -            -            2,242         54,050
  Furniture and fixtures          17,045          1,402            451            -             (124)        17,872
  Preproduction engineering       15,290         27,461         15,312            -              (22)        27,417
  Construction in progress       154,400         10,020              -            -           17,295        181,715

                                --------       --------       --------       ---------      --------       --------
                                $677,476        $89,835        $54,748       $    -          $37,623       $750,186
                                --------       --------       --------       ---------      --------       --------
                                --------       --------       --------       ---------      --------       --------


1992:
  Land                          $35,918        $     -        $    -         ($17,232)          $389        $19,075
  Building                       83,113            354          1,050         (34,878)          (913)        46,626
  Equipment                     399,047         29,617         30,902         (16,430)          (648)       380,684
  Leasehold improvements         51,969          1,253          4,153          (4,807)           94          44,356
  Furniture and fixtures         22,113            273            607          (4,205)          (529)        17,045
  Preproduction engineering      17,879            378          2,715              -            (252)        15,290
  Construction in progress       40,894        110,556            167              -           3,117        154,400
                               --------      ---------       --------        ---------      --------       --------

                               $650,933       $142,431        $39,594        ($77,552)        $1,258       $677,476
                               --------      ---------       --------        ---------      --------       --------
                               --------      ---------       --------        ---------      --------       --------


1991:
  Land                          $34,895       $      -        $    -          $    -          $1,023        $35,918
  Building                       80,410            396             33              -           2,340         83,113
  Equipment                     410,408         33,999         59,574              -          14,214        399,047
  Leasehold improvements         53,353          2,081          4,233              -             768         51,969
  Furniture and fixtures         20,523          2,480            824              -             (66)        22,113
  Preproduction engineering      23,500              -          5,950              -             329         17,879
  Construction in progress            -         38,581                             -           2,313         40,894

                               --------      ---------       --------        ---------      --------       --------
                               $623,089        $77,537        $70,614         $    -         $20,921       $650,933
                               --------      ---------       --------        ---------      --------       --------
                               --------      ---------       --------        ---------      --------       --------


(1) As disclosed in the Company's 1992 Consolidation Financial Statements, in connection with the 1992 restructuring of operations, the Company identified certain facilities and equipment that are considered inconsistent with its new strategic focus. Such fixed assets were included in other assets at December 31, 1992.

                                                                     Schedule VI

                              LSI LOGIC CORPORATION
               ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT
                   YEAR ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)





                                        Balance at      Additions                                    Effect of      Balance at
                                         Beginning     & Transfers                                   Exchange         End of
   Classification                        of Period       at Cost      Retirements      Other (1)   Rate Changes       Period
- -------------------------------------------------------------------------------------------------------------------------------

1993:
  Building                                $  9,603       $  1,239        $   212        $     -         $  670       $ 11,300
  Equipment                                280,680         59,782         43,917              -          6,344        302,889
  Leasehold improvements                    31,356          2,673              -              -          2,306         36,335
  Furniture and fixtures                    13,117          1,918            382              -            (54)        14,599
  Preproduction engineering                 14,919            282         15,313              -            112              -
                                           -------         ------         ------         ------          -----        -------
                                          $349,675        $65,894        $59,824        $     -         $9,378       $365,123
                                           -------         ------         ------         ------          -----        -------
                                           -------         ------         ------         ------          -----        -------


1992:
  Building                                 $11,576         $3,084           $300        ($4,671)          ($86)        $9,603
  Equipment                                230,148         92,504         30,782         (8,626)        (2,564)       280,680
  Leasehold improvements                    36,945          3,467          3,893         (4,807)          (356)        31,356
  Furniture and fixtures                    14,005          3,013            416         (3,192)          (293)        13,117
  Preproduction engineering                 17,145            858          2,975              -           (109)        14,919
                                           -------        -------         ------         ------          -----        -------
                                          $309,819       $102,926        $38,366       ($21,296)       ($3,408)      $349,675
                                           -------         ------         ------         ------          -----        -------
                                           -------         ------         ------         ------          -----        -------


1991:
  Building                                  $7,833         $3,339      $       -        $     -           $404        $11,576
  Equipment                                221,963         62,513         57,274              -          2,946        230,148
  Leasehold improvements                    34,082          9,833          7,428              -            451         36,938
  Furniture and fixtures                    11,904          3,070            756              -           (213)        14,005
  Preproduction engineering                 18,600              -          1,702              -            254         17,152
                                           -------         ------         ------         ------          -----        -------
                                          $294,382        $78,755        $67,160        $     -         $3,842       $309,819
                                           -------         ------         ------         ------          -----        -------
                                           -------         ------         ------         ------          -----        -------



(1) As disclosed in the Company's 1992 Consolidation Financial Statements, in connection with the 1992 restructuring of operations, the Company identified certain facilities and equipment that are considered inconsistent with its new strategic focus. Such fixed assets were included in other assets at December 31, 1992.



                                                                   SCHEDULE VIII

                              LSI LOGIC CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEAR ENDED DECEMBER 31, 1993, 1992, AND 1991
                                 (IN THOUSANDS)




                                      Balance at        Additions                       Balance at
                                      Beginning     Charged to Costs                        End
                                      of Period       and Expenses      Deductions       of Period
                                    --------------  ----------------  --------------  --------------
Allowance for doubtful accounts:

1993                                        $2,141              $169            $632          $1,678

1992                                        $3,185            $1,740          $2,784          $2,141

1991                                        $3,996              $580          $1,391          $3,185



                                                                    SCHEDULE X

                              LSI LOGIC CORPORATION

                   SUPPLEMENTARY INCOME STATEMENT INFORMATIONe
                  Years ended December 31, 1993, 1992 and 1991
                                 (In thousands)



                                                CHARGED TO COSTS AND EXPENSES
                                               --------------------------------

                                                  1993        1992         1991
Maintenance and repairs                        $23,578     $20,759      $19,312

Advertising                                     $1,473      $1,515       $3,458

Taxes, other than payroll and income taxes:
     Property taxes                             $5,834      $5,474       $5,958


                                INDEX TO EXHIBITS



EXHIBIT NUMBER



     10.3      Employee Stock Purchase Plan and form of
               Subscription Agreement

     10.35     LSI Logic Corporation 1991 Equity Incentive Plan

     11.1      Statement Re Computation of Earnings Per Share

     13.1 Annual Report to Stockholders for the year ended January 2, 1994 (to be deemed filed only to the extent required by the instructions to exhibits for Reports on Form 10-K)

     21.1      List of Subsidiaries

     23.1      Consent of Independent Accountants (see page 33)

     24.1      Power of Attorney (included on page 30)