Form 10-K/A
period 1994-01-02
LSI LOGIC CORP
filed 1994-03-16
CIK 703360

FORM 10-K/A

                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


(Mark One)

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 1994

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _____________

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

Registrant's telephone number, including area code:(408)433-8000

Securities registered pursuant to Section 12(b) of the Act:

                                 Name of each Exchange
Title of each class                on which registered
Common Stock, $0.01 par value     New York Stock Exchange
Preferred Share Purchase Rights   New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
                 none
             (Title of Class)

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

As of March 9, 1994, registrant had 50,151,769 shares of Common Stock outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following documents are incorporated by reference into Parts I, II, III and IV of this Form 10-K Report:
(1) Proxy Statement for registrant's 1994 Annual Meeting of
Stockholders, and (2) registrant's 1993 Annual Report to
Stockholders.






              AMENDMENT TO ANNUAL REPORT ON FORM 10-K


     The following information is being filed to amend the Annual Report on Form 10-K filed with the Securities and Exchange Commission by LSI Logic Corporation (the "Company") on March 7, 1994.

Item 10.  Directors and Executive Officers of the Registrant

     The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows:

                                                       Employed
Name                Age  Position                       Since

Wilfred J. Corrigan 55   Chairman, Chief Executive
                          Officer                         1981

Bruce L. Entin      43   Vice President, Investor
                          Relations and Corporate
                          Communications                  1984

Brian L. Halla      47   Executive Vice President,
                          LSI Logic Products              1988

Cyril F. Hannon     55   Executive Vice President,
                          Worldwide Operations            1984

Albert A. Pimentel  38   Senior Vice President,
                          Finance and Chief
                          Financial Officer               1992
                          and Chief Financial Officer

David E. Sanders    46   Vice President, General
                          Counsel and Secretary           1986

Horst G. Sandfort   51   Executive Vice President,
                          Geographic Markets              1984

Lewis C. Wallbridge 50   Vice President, Human
                          Resources                       1984


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

     The names of the nominees for election to the Board of Directors, and certain information about them, are set forth below.




                                                        Director
Name of Nominee      Age     Principal Occupation         Since
Wilfred J. Corrigan  56      Chairman of the Board
                              of Directors and Chief
                              Executive Officer of
                               the Company                1981

James H. Keyes       53      Chairman, Chief Executive
                              Officer and a Director of
                              Johnson Controls, Inc.      1983

T.Z. Chu             59      President and Chief
                              Executive Officer
                              of Hoefer Scientific
                              Instruments                 1992

Malcolm R. Currie    66      Chairman Emeritus, Hughes
                              Aircraft Company            1992

R. Douglas Norby     58      Senior Vice President and
                              Chief Financial Officer
                              of Mentor Graphics
                              Corporation                  1993

     Except as set forth below, each of the nominees has been engaged in his principal occupation set forth above during the past five years. There are no family relationships between or among any directors or executive officers of the Company.

     Mr. Corrigan, a founder of the Company, has served as Chief Executive Officer and a director of the Company since its organization in January 1981. He served as President of the Company from its incorporation until April 1985. He presently serves on the board of directors of Brooktree
Corporation.

     Mr. Keyes has served as Chairman and Chief Executive Officer of Johnson Controls, Inc., a manufacturer of automated building controls, batteries, automotive seating and plastics since January, 1993. From January, 1988 until January, 1993 Mr. Keyes served as President and Chief Executive Officer of Johnson Controls, Inc. From January, 1986 to January, 1988, Mr. Keyes served as President, Chief Operating Officer and a director of Johnson Controls, Inc.; from April, 1985 to January, 1986, Mr. Keyes served as Executive Vice President, Chief Operating Officer and a director of Johnson Controls, Inc.; from January, 1985 to April, 1985, he served as Executive Vice President of Johnson Controls, Inc. He currently serves on the boards of directors of Johnson Controls, Inc. and Universal Food Corp.

     Mr. Chu has served as President and Chief Executive Officer of Hoefer Scientific Instruments since August, 1993. From January, 1992 until August, 1993 Mr. Chu acted as a consultant to Hambrecht & Quist and to Thermo Instrument Systems, Inc. From 1990 until December 31, 1991 Mr. Chu served as the President of Finnigan Corporation. From 1969 until 1990, he served as the Principal Executive Officer and Director of Finnigan Corporation at which time it was acquired by Thermo Instrument Systems, Inc.

     Mr. Currie served as Chairman and Chief Executive Officer of Hughes Aircraft Company from March, 1988 until his retirement in July, 1992. From January, 1976 until March, 1988 Mr. Currie served as President and Chief Executive Officer of Delco Electronics. He presently serves on the boards of directors of Unocal Corporation and Investment Company of America.

     Mr. Norby has served as Senior Vice President and Chief Financial Officer of Mentor Graphics Corporation since September, 1993. From July, 1992 until September, 1993
Mr. Norby served as President and Chief Executive Officer of Pharmetrix Corporation, a health care company located in Menlo Park, California. Mr. Norby served as President and Chief Operating Officer of Lucasfilm, Ltd. from February, 1985 until May, 1992 and, from 1989 until May, 1992 Mr. Norby also served as Chairman, President and Chief Executive Officer of LucasArts Entertainment Company, a subsidiary of Lucasfilm, Ltd. Mr. Norby presently serves on the boards of directors of Epitope, Inc. and Recordati S.p.A.

     Section 16(a) of the Exchange Act requires the Company's executive officers, directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission
(the "SEC") and the New York Stock Exchange. Executive officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it and written representations received from those reporting persons recognized by the Company as being subject to filing requirements that they have complied with the relevant filing requirements, the Company believes that all filing requirements applicable to its executive officers and directors were complied with as of January 2, 1994.

Item 11.  Executive Compensation

     The following table shows, as to the Chief Executive Officer and each of the four other most highly compensated executive officers whose salary plus bonus exceeded $100,000, information concerning all reportable compensation awarded to, earned by or paid to each for services to the Company in all capacities during the fiscal year ended January 2, 1994, as well as such compensation for each such individual for the Company's previous two fiscal years (if such person was the Chief Executive Officer or an executive officer, as the case may be, during any part of such fiscal year).


              SUMMARY COMPENSATION TABLE


NAME AND                     ANNUAL COMPENSATION
PRINCIPAL POSITION    YEAR   SALARY   BONUS   OTHER ANNUAL
                                              COMPENSATION<FN1>


Wilfred J. Corrigan  1993    $530,077   $400,000  $16,600
Chief Executive      1992    $500,000   NONE      $ 9,600
 Officer             1991    $463,460   NONE      $ 9,600

Horst G. Sandfort    1993    $354,464   $235,000  $45,872
Executive Vice       1992    $350,411   NONE      $20,800
 President,          1991    $290,782   $ 95,339  $20,755
 Geographic Markets

Brian L. Halla       1993    $280,481   $200,000  $ 8,500
Executive Vice       1992    $236,250   NONE      $17,104
 President, LSI      1991    $189,615   NONE      $ 9,539
 Logic Products

Cyril F. Hannon      1993    $261,538   $170,000  $ 8,400
Executive Vice       1992    $235,385   NONE      $ 8,400
 President,          1991    $211,692   NONE      $ 8,400
 Worldwide Operations

Albert A. Pimentel   1993   $222,923    $150,000  $ 9,400
Senior Vice          1992   $ 78,558    NONE      $ 3,613
 President, Finance  1991     N/A        N/A        N/A
 and Chief Financial
 Officer


<F1> Includes amounts paid for car allowances, housing and meal allowances, tax planning and relocation.







                              LONG TERM COMPENSATION

                       AWARDS                   PAYOUTS
                   YEAR   RESTRICTED                   ALL OTHER
                          STOCK        OPTIONS/   LTIP   COMPEN-
                          AWARD(S)     SARS     PAYOUTS  SATION
                          ($)<F2>      (#)<F3>  ($)<F4>  ($)<F5>

Wilfred J. Corrigan 1993   0           125,000    0      $28,483
                    1992   0           0          0      $ 4,032
                    1991   0           100,000    0      $ 4,032

Horst G. Sandfort   1993   0           50,000<F6> 0      $15,417
                    1992   0           40,000     0      $13,554
                    1991   0           95,000     0      $12,316

Brian L. Halla      1993   0           50,000     0      $14,682
                    1992   0           75,000     0      $ 2,436
                    1991   0           30,000     0      $ 1,820

Cyril F. Hannon     1993   0           50,000     0      $17,391
                    1992   0           30,000     0      $ 4,032
                    1991   0           25,000     0      $ 4,032

Albert A. Pimentel  1993   0           15,000     0      $10,316
                    1992   0           125,000    0      $   385
                    1991   N/A         N/A        N/A    N/A


<F2> The Company has not granted any restricted stock rights.
<F3> The Company has not granted any stock appreciation rights.
<F4> The Company does not have any Long Term Incentive Plans as that term is defined in the regulations.
<F5> The amounts described hereunder were during in 1993 by
     the Company for group term life insurance and profit sharing (paid to all employees as a fixed percentage of salary).
<F6> Excludes options granted to Mr. Sandfort in 1993
     to purchase 20,000 shares of the stock of LSI Logic Corporation of Canada, Inc., a 55% owned affiliate of the Company.

     The Company, through its European affiliate, LSI Logic Europe plc, and in recognition of certain European employment customs for senior executives, presently maintains a form of salary continuation arrangement for Horst G. Sandfort. This arrangement provides that if, prior to May 7, 1995, Mr. Sandfort were dismissed or asked to resign from employment with the Company or any of its affiliated companies (for any reason other than misconduct), Mr. Sandfort would be entitled to receive a payment equivalent to one year's salary (at date of such termination), up to a maximum amount of DM 570,000 which was approximately $345,232 as of December 31, 1993). Mr. Sandfort's responsibilities include his position as Chief Executive Officer of LSI Logic Europe plc and as Executive
Vice President, Geographic Markets for the Company.

Stock Option Grants and Exercises

     The following tables set forth the stock options granted to the named executive officers under the Company's stock option plans and the options exercised by such named executive officers during the fiscal year ended January 2, 1994.

     The Option/SAR Grant Table sets forth hypothetical gains or "option spreads" for the options at the end of their respective ten-year terms, as calculated in accordance with the rules of the Securities and Exchange Commission. Each gain is based on an arbitrarily assumed annualized rate of compound appreciation of the market price at the date of grant of 5% and 10% from the date the option was granted to the end of the option term. Actual gains, if any, on option exercises are dependent on the future performance of the Company's Common Stock and overall market conditions.

             OPTION/SAR GRANTS IN LAST FISCAL YEAR<F1>
          LSI Logic Corporation 1991 Equity Incentive Plan
                           INDIVIDUAL GRANTS
NAME                OPTIONS/    PERCENT   EXERCISE    EXPIRATION
                    SARS        OF TOTAL  OR BASE     DATE
                    GRANTED     OPTIONS/  PRICE
                    TO          SARS      ($/SHARE)
                    EMPLOYEES   GRANTED
                    (#)         IN FISCAL
                                YEAR
Wilfred J. Corrigan 125,000     9.6%      $11         02/12/03
Horst G. Sandfort   50,000      3.8%      $11         02/12/03
Brian L. Halla      50,000      3.8%      $11         02/12/03
Cyril F. Hannon     50,000      3.8%      $11         02/12/03
Albert A. Pimentel  15,000      1.2%      $11         02/12/03

<F1>  The Company has not granted any stock appreciation rights.








                           POTENTIAL REALIZABLE VALUE
                     ASSUMED ANNUAL RATES OF STOCK APPRECIATION
                           FOR OPTION TERM

NAME                      5%                  10%
Wilfred J. Corrigan       $866,250            $2,186,250
Horst G. Sandfort         $346,500            $  874,500
Brian L. Halla            $346,500            $  874,500
Cyril F. Hannon           $346,500            $  874,500
Albert A. Pimentel        $252,450            $  410,850

              OPTION/SAR GRANTS IN LAST FISCAL YEAR <F1>
              LSI Logic Corporation of Canada, Inc. 1985
                      Stock Option Plan <F2>
NAME                OPTIONS/    PERCENT   EXERCISE    EXPIRATION
                    SARS        OF TOTAL  OR BASE     DATE
                    GRANTED     OPTIONS/  PRICE
                    TO          SARS      ($/SHARE)
                    EMPLOYEES   GRANTED
                    (#)         IN FISCAL
                                YEAR
Wilfred J. Corrigan 0           0         0           N/A
Horst G. Sandfort   20,000      6.6%      CDN $1.85   01/21/98
Brian L. Halla      0           0         0           N/A
Cyril F. Hannon     0           0         0           N/A
Albert A. Pimentel  0           0         0           N/A

<F1>  LSI Logic Corporation of Canada, Inc. has not granted
      any stock appreciation rights.
<F2>  The LSI Logic Corporation of Canada, Inc. 1985 Stock
      Plan is administered out of the Company's Canadian
      affiliate.
<F3>  Currency is denominated in Canadian dollars.
                        POTENTIAL REALIZABLE VALUE
                     ASSUMED ANNUAL RATES OF STOCK APPRECIATION
                         FOR OPTION TERM
NAME                      5%                  10%
Wilfred J. Corrigan       0                   0
Horst G. Sandfort         CDN$23,400<F3>      CDN$58,800<F3>
Brian L. Halla            0                   0
Cyril F. Hannon           0                   0
Albert A. Pimentel        0                   0

<F3>  Currency is denominated in Canadian dollars.

  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                   YEAR-END VALUES <F1>
       LSI Logic Corporation 1991 Equity Incentive Plan
NAME                   NUMBER OF SHARES
                       ACQUIRED ON            VALUE
                       EXERCISE               REALIZED
Wilfred J. Corrigan    0                      0
Horst G. Sandfort      72,500                 $506,875
Brian L. Halla         50,000                 $477,500
Cyril F. Hannon        70,000                 $773,325
Albert A. Pimentel     22,100                 $287,300

<F1> The Company has not granted any stock appreciation rights.

NAME                 TOTAL NUMBER OF UNEXERCISED OPTIONS
                           HELD AT FISCAL YEAR END
                         EXERCISABLE       UNEXERCISABLE
Wilfred J. Corrigan      75,000            150,000
Horst G. Sandfort        10,000            130,000
Brian L. Halla           93,750            121,250
Cyril F. Hannon          157,500           85,000
Albert A. Pimentel       9,150             108,750

NAME                  TOTAL VALUE OF UNEXERCISED, IN-THE-MONEY
                         OPTIONS HELD AT FISCAL YEAR END
                         EXERCISABLE<F2>    UNEXERCISABLE
Wilfred J. Corrigan      $582,188           $803,438
Horst G. Sandfort        $ 83,438           $937,500
Brian L. Halla           $808,750           $831,250
Cyril F. Hannon          $1,381,562         $503,125
Albert A. Pimentel       $ 94,931           $1,045,781

<F2>  Total value of vested options based on fair market value of the Company's Common Stock of $15.875 per share as of December 31, 1993.











     AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                AND YEAR-END VALUES <F1>
   LSI Logic Corporation 1985 Nonqualified Stock Plan for
         LSI Logic Corporation of Canada, Inc.
NAME                   NUMBER OF SHARES
                       ACQUIRED ON            VALUE
                       EXERCISE               REALIZED
Wilfred J. Corrigan    0                      0
Horst G. Sandfort      0                      0
Brian L. Halla         0                      0
Cyril F. Hannon        40,000                 CDN$57,000<F3>
Albert A. Pimentel     0                      0

<F1>  The Company has not granted any stock appreciation rights.
<F2>  Total value of vested options based on fair market value of LSI Logic Corporation of Canada, Inc. common stock on the Toronto Stock Exchange of CDN$4.15 per share as of December 31, 1993.
<F3>  Currency is denominated in Canadian dollars.

NAME                 TOTAL NUMBER OF UNEXERCISED OPTIONS
                           HELD AT FISCAL YEAR END
                         EXERCISABLE       UNEXERCISABLE
Wilfred J. Corrigan      0                 0
Horst G. Sandfort        0                 0
Brian L. Halla           25,000            0
Cyril F. Hannon          0                 0
Albert A. Pimentel       0                 0

NAME                  TOTAL VALUE OF UNEXERCISED, IN-THE-MONEY
                         OPTIONS HELD AT FISCAL YEAR END
                         EXERCISABLE<F2>    UNEXERCISABLE
Wilfred J. Corrigan      0                  0
Horst G. Sandfort        0                  0
Brian L. Halla           CDN$81,000<F3>     0
Cyril F. Hannon          0                  0
Albert A. Pimentel       0                  0

<F2>  Total value of vested options based on fair market value of
      LSI Logic Corporation of Canada, Inc. common stock on the Toronto Stock Exchange of CDN$4.15 per share as of December 31, 1993.
<F3>  Currency is denominated in Canadian dollars.



COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
Overview and Philosophy

     The Compensation Committee (the "Committee") of the Board of Directors establishes the overall executive compensation strategies of the Company and approves compensation elements for the Chief Executive Officer and other executive officers. The Committee periodically reviews its approach to executive compensation.

     The Committee is comprised of all of the independent, non-employee members the board of directors (4), none of whom have interlocking relationships as defined by the Securities and Exchange Commission. The Committee has available to it such external compensation advice and data as the Committee deems appropriate to obtain.

     The compensation philosophy of the Committee is to provide a comprehensive compensation package for each executive officer that is well suited to support accomplishment of the Company's business strategies, objectives and initiatives.
The Company's overall financial performance is and has been a factor considered by the compensation Committee in determining executive compensation levels.

Executive Officer Compensation

     The Committee's approach is based upon a belief that a substantial portion of aggregate annual compensation for executive officers should be contingent upon the Company's performance and an individual's contribution to the Company's success. In addition, the Committee strives to align the interests of the Company's executive officers with the long-term interests of shareholders through stock option grants that can result in ownership of the Company's Common Stock. The Committee endeavors to structure each executive officer's overall compensation package to be consistent with this approach and to enable the Company to attract, retain and reward personnel who contribute to the success of the Company.

     The Company's compensation program for executive officers is based on the following guidelines:

     * Establishment of salary levels and participation in generally available employee benefit programs based on competitive compensation package practices.

     * Utilization of a performance-based, cash incentive plan.

     * Inclusion of equity opportunities that create long term incentives based upon increases in shareholder return.

     For 1993 the Committee approved a cash incentive plan that provided for bonus awards to the executive officers and other members of senior management. The plan established a minimum level of operating income to be achieved by the Company for the year before any payments would be made and provided for upward adjustments in awards if the minimum operating income target was exceeded. In addition, except as to his own eligibility or award under the plan, bonus awards to other executive officers were determined pursuant to the CEO's judgment of such other officers' relative contributions to the Company's performance. The Company also established and applied an aggregate budget for all awards to be made under the plan. The Committee received recommendations from the CEO, and based thereon, approved awards under the plan to each of the executive officers. During 1993 the Committee also approved a budget for increases in executive officers' base salary levels, which were then made pursuant to the judgment and discretion of the chief executive officer.

Chief Executive Officer Compensation

     Mr. Corrigan has been CEO of the Company since its founding in 1980. His base salary prior to the beginning of fiscal 1993 was $500,000, which was increased to $550,000 during 1993, based upon reference to external competitive pay practices, the above described compensation approach to executive officers and an independent assessment of Mr. Corrigan's performance by this Committee. The Committee also awarded Mr. Corrigan a cash bonus in the amount of $400,000 based upon its evaluation of Mr. Corrigan's performance under the provisions of the incentive plan applicable to the other executive officers. Competitive pay practice data evaluated by the Committee was derived from an information base comprising a group of other technology companies, many of which are included in the Hambrecht & Quist Technology Index, as compiled by an externally generated information source.

     The Committee also approved grants to Mr. Corrigan of 125,000 stock options in 1993, under the terms of the Company's 1991 Equity Incentive Plan. The stock option grants were based upon an assessment by this Committee of Mr. Corrigan's expected contribution to the Company and a desire to provide an appropriate incentive therefor. The Committee believes Mr. Corrigan has managed the Company well, and has achieved distinguished results, including in terms of revenue, gross margin, operating income and net income growth.


                         MEMBERS OF THE COMPENSATION COMMITTEE

February 11, 1994              James H. Keyes
                               T.Z. Chu
                               Malcolm R. Currie
                               R. Douglas Norby


Compensation Committee Interlocks and Insider Participation

     None.

PERFORMANCE GRAPH

     The stock price performance shown on the graph following is not necessarily indicative of future price performance.

        Comparison of Five Year Cumulative Total Return
          Among LSI Logic Corporation*, S&P 500 Index
             and Hambrecht & Quist Technology Index

[Description of Stock Performance Graph - The Stock Performance Graph assumes $100 invested on December 31, 1988. The X-axis of the graph denotes the years 1988, 1989, 1990, 1991, 1992 and 1993. The Y-axis denotes dollar amounts of $50, $100, $150, $200 and $250. Each of the graphs begins at 1988 at the $100 point. The performance of the Company is depicted by connecting graph points at $100 for 1988, $66 for 1989, $58 for 1990, $76 for 1991, $100 for 1992 and $148 for 1993. The
performance of the S&P 500 is depicted by connecting graph points at $100 for 1988, $132 for 1989, $128 for 1990, $166 for
1991, $179 for 1992, $197 for 1993.  The performance of
Hambrecht & Quist Technology Index is depicted by connecting graph points at $100 for 1988, $108 for 1989, $99 for 1990,
$147 for 1991, $169 for 1992 and $184 for 1993.]

     *The Company operates on a 52/53 week fiscal year which ends on the Sunday closest to the December 31. Accordingly, the Company's last trading day of its fiscal year may vary. For consistent presentation and comparison to the industry indices shown herein, the Company has calculated its stock performance graph assuming a December 31 year end.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

Principal Stockholders

     As of March 9, 1994, the following persons were known to the Company to be beneficial owners of more than 5% of the Company's
Common Stock:

<CAPTION
NAME AND ADDRESS            NUMBER OF               PERCENTAGE
                            SHARES OWNED            OF TOTAL
The Capital Group,Inc.<FN1> 2,551,800               5.09%
333 Hope Street
Los Angeles, CA  90071

Trimark Investment
Management, Inc.<F2>        3,586,600               7.15%
One First Canadian Place
Suite 5600, P.O. Box 487
Toronto, Ontario
Canada M5X 1E5

FMR Corp.<F3>               5,505,570               11%
82 Devonshire Street
Boston, MA  02109-3614

Wilfred J. Corrigan<F4>     3,708,726               7.4%
1551 McCarthy Blvd.
Milpitas, CA  95035
_______________

<F1> Information obtained from a Schedule 13G filed with the
     Securities and Exchange Commission and dated February 11, 1994. The Capital Group, Inc. does not own any shares of the Common Stock of the Company directly, instead the shares of Common Stock reported on Schedule 13G are owned by accounts under its discretionary investment management authority. Capital Research and Management Group is an operating subsidiary of The Capital Group, Inc. and files a joint statement with The Capital Group, Inc. on Schedule 13G in connection with its ownership of the Common Stock of the Company.

<F2> Information obtained from a Schedule 13G filed with the
     Securities and Exchange Commission and dated February 10, 1994. Trimark Investment Management, Inc. is considered the beneficial owner as a result of its position as manager and sole trustee of the funds which own the shares of Common Stock of the Company.

<F3> Information obtained from a Schedule 13G filed with the
     Securities and Exchange Commission and dated February 11, 1994. FMR Corp. is considered the beneficial owner of shares of Common Stock of the Company as a result of its control of Fidelity Research and Management Company. Fidelity Research and Management Company, a wholly-owned subsidiary of FMR Corp. and files a joint statement with FMR Corp. on Schedule 13G. Fidelity Research and Management Company acts as an investment advisor to several companies which own shares of Common Stock of the Company.

<F4> Includes 106,250 shares, options for which are presently exercisable or will become exercisable within 60 days of
     March 9, 1994.
_____________



Security Ownership of Management

     The following table sets forth the beneficial ownership of Common Stock of the Company as of March 9, 1994 (the most recent practicable date) by all directors and nominees (naming them), each of the named executive officers set forth in the Summary Compensation Table and by all directors and current executive officers as a group:

NAME                                             APPROXIMATE
                               AMOUNT            PERCENTAGE
                               OWNED             OWNED
Wilfred J. Corrigan <F1>       3,708,726         7.4%
T.Z. Chu <F2>                  8,500             *
Malcolm R. Currie <F3>         37,850            *
James H. Keyes <F4>            28,250            *
R. Douglas Norby               11,000            *
Horst G. Sandfort <F5>         36,453            *
Brian L. Halla <F6>            145,985           *
Cyril F. Hannon <F7>           196,508           *
Albert A. Pimentel <F8>        17,096            *
All directors and executive officers as
 a group (12 persons) <F9>     4,334,699         8.6%
__________________
*    Less than 1%.

<F1> Includes 106,250 shares, options for which are presently exercisable or will become exercisable within 60 days of March
     9, 1994.
<F2> Includes 7,500 shares, options for which are presently
     exercisable or will become exercisable within 60 days of March
     9, 1994.
<F3> Includes 3,750 shares, options for which are presently
     exercisable or will become exercisable within 60 days of March
     9, 1994.
<F4> Includes 15,000 shares, options for which are presently exercisable or will become exercisable within 60 days of March
     9, 1994.
<F5> Includes 23,750 shares, options for which are presently exercisable or will become exercisable within 60 days of March 9, 1994. Excludes options to purchase 5000 shares of the common stock of LSI Logic Corporation of Canada, Inc., a 55% owned affiliate of the Company.
<F6> Includes 130,000 shares, options for which are presently exercisable or will become exercisable within 60 days of March 9, 1994. Excludes options to purchase 25,000 shares of the common stock of LSI Logic Corporation of Canada, Inc., a 55% owned affiliate of the Company.
<F7> Includes 178,750 shares, options for which are presently exercisable or will become exercisable within 60 days of March 9, 1994. Excludes ownership by Mr. Hannon of 20,000 shares (.16%) of the common stock of LSI Logic K.K., a 64% owned affiliate of the Company.
<F8> Includes 12,900 shares, options for which are presently exercisable or will become exercisable within 60 days of March
     9, 1994.
<F9> Includes 595,650 shares, options for which are presently exercisable or will become exercisable within 60 days of March 9, 1994. Excludes options to purchase 65,000 shares of the common stock of LSI Logic Corporation of Canada, Inc., a 55% owned affiliate of the Company. Excludes ownership by all directors and executive officers as a group of 20,000 shares (.16%) of the common stock of LSI Logic K.K., a 64% owned affiliate of the Company.


Item 13.  Certain Relationships and Related Transactions


     In January 1992, the Company loaned to James S. Koford, a former executive officer of the Company, the amount of $350,000 pursuant to an unsecured promissory note, with an annual interest rate of 8%. This loan was made in order for Mr. Koford to meet personal financial commitments. In April 1992, the Company loaned to Mr. Koford $14,900 for personal financial commitments with interest at 8% per year. The loan was due and payable May 11, 1992. The note was not repaid and interest on that note accrued through August 31, 1992. On September 1, 1992, additional funds of $60,000 were loaned to Mr. Koford and such amount plus all indebtedness under the two promissory notes, including accrued interest, was consolidated into a new promissory note in the amount of $435,850 with interest at 8%. In November, 1993 Mr. Koford repaid principal in the amount of $50,000. Effective December 1, 1993, the unpaid principal and accrued interest was consolidated into a new promissory note in the amount of $394,567.01 with interest at an annual rate of 8%. Principal and interest payments of $47,891.35, $47,091.35 and $46,291.35 are due February 28,
1994, May 31, 1994, and August 31, 1994 respectively with the balance of principal and accrued unpaid interest due and payable November
30, 1994. The largest aggregate amount outstanding at any time during 1993 attributable to loans to Mr. Koford was $397,602 and, as of March 9, 1994, Mr. Koford's aggregate amount outstanding on such loan was approximately $355,000. The note is immediately due and payable should Mr. Koford's employment with the Company terminate for any reason.

     In March 1991, the Company loaned to Lewis C. Wallbridge, an executive officer of the Company, $79,775.97, with interest at 10% per year, pursuant to an unsecured promissory note, in order to assist Mr. Wallbridge in meeting personal financial commitments. Additional funds of $12,128.21 were loaned to Mr. Wallbridge in March 1992 and such amount plus all indebtedness under the note including accrued interest was consolidated into a new promissory note in the amount of $100,000 in order for Mr. Wallbridge. The note bore interest at 8% and was due and payable within one year after the date of loan. The largest aggregate amount outstanding at any time during 1993 attributable to the loan to Mr. Wallbridge was $107,713.80 and was repaid in its entirety March 15, 1993.

     In May 1991, LSI Logic GmbH, a wholly-owned subsidiary of
LSI Logic Europe plc, a 97% owned subsidiary of the Company, loaned to Horst G. Sandfort, an executive officer of the Company DM 600,000.
The loan bears interest at the applicable Lombard rate in the Federal Republic of Germany which has averaged approximately 8% since 1991. Principal plus accrued interest is due and payable
May 7, 1995 unless Mr. Sandfort ceases to be employed by the Company or LSI Logic GmbH in which case the loan plus accrued interest is due and payable immediately. The largest aggregate amount outstanding at any time during 1993 was approximately DM 727,385 which as of January 2, 1994 was approximately U.S. $426,000 and as of March 9, 1994
Mr. Sandfort's aggregate amount outstanding on the loan was approximately DM 735,692 which as of such date was approximately
U.S. $436,000.

     In April 1993, Mr. Sandfort was loaned $150,000 pursuant to an unsecured promissory note to cover all costs associated with his relocation from Germany to the United States. The note bears interest at 8% per year and is due April 18, 1996. Principal and accrued interest will be forgiven in equal amounts on the last day of each of the 12th month, 24th month and 36th month. The largest aggregate amount outstanding at any time during 1993 attributable to the loan to Mr. Sandfort was $158,077 and as of March 9, 1994
Mr. Sandfort's aggregate amount outstanding on the loan was approximately $160,385.

     On April 10, 1992, Robert N. Blair resigned his position as an executive officer of the Company. Pursuant to the terms of a Separation Agreement, Mr. Blair acted as a consultant to the Company at a rate of $1,000 per month through May 5, 1993.
Options previously granted to him continued to vest through May 5, 1993. On July 3, 1992, George D. Wells resigned his position as an executive officer of the Company. Pursuant to the terms of a Separation Agreement, Mr. Wells acted as a consultant to the Company through December 31, 1993 at a rate of $1,000 per month.
Options previously granted to him vested as of the effective date of the Separation Agreement.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LSI LOGIC CORPORATION


                              By:  /s/ WILFRED J. CORRIGAN

                                   Wilfred J. Corrigan, Chairman
                                   and Chief Executive Officer


Dated:  March 14, 1994


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


Signature                Title                             Date


/s/Wilfred J. Corrigan   Chairman of the Board and
(Wilfred J. Corrigan)     Chief Executive Officer
                          (Principal Executive
                          Officer)                       March 14, 1994


/s/Albert A. Pimentel    Senior Vice President,
(Albert A. Pimentel)      Finance and Chief Financial
                          Officer (Principal
                          Financial Officer and Principal
                          Accounting Officer)             March 14, 1994

/s/T.Z. Chu              Director                         March 14, 1994
 (T.Z. Chu)


/s/Malcolm R. Currie     Director                         March 14, 1994
 (Malcolm R. Currie)

/s/James H. Keyes        Director                         March 14, 1994
 (James H. Keyes)

/s/R. Douglas Norby      Director                         March 14, 1994
 (R. Douglas Norby)




