Form 10-Q
period 1994-04-03
LSI LOGIC CORP
filed 1994-05-18
CIK 703360

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q


(Mark One)
[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934
     For the Quarter Ended April 3, 1994

                                   or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
     For the transition period from _______________ to
_______________

Commission File Number:  0-11674


                           LSI LOGIC CORPORATION
          (Exact name of registrant as specified in its charter)


   Delaware                                94-2712976
(State of Incorporation)                (I.R.S. Employer
                                     Identification Number)


                  1551 McCarthy Boulevard
                  Milpitas, California  95035
             (Address of principal executive offices)

                      (408) 433-8000
                 (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  [x]     NO


As of May 3, 1994 there were 50,798,101 shares of registrant's
Common Stock, $.01 par value,outstanding.





                            LSI LOGIC CORPORATION
                                  Form 10-Q
                     FOR THE QUARTER ENDED APRIL 3, 1994

                                    INDEX




                                                     Page No.

PART I Financial Information

Item 1 Financial Statements

  Consolidated Balance Sheets - March 31, 1994 and
   December 31, 1993                                    3

  Consolidated Statements of Operations -
    Three-Month Periods Ended March 31, 1994 and 1993   4

  Consolidated Statements of Cash Flows -
    Three-Month Periods Ended March 31, 1994 and 1993   5

  Notes to Consolidated Financial Statements            6

Item 2 Management's Discussion and Analysis of Results of
Operations and Financial Condition                      9


PART II   Other Information

Item 1 Legal Proceedings                               13

Item 6 Exhibits and Reports on Form 8-K                13



















                                    PART I
Item 1.  Financial Statements

                             LSI LOGIC CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amount)
                                  (Unaudited)

                                     March 31,    December 31,
                                       1994           1993
ASSETS
Cash and cash equivalents         $   273,108      $121,319
Short-term investments                 83,792        80,764
Accounts receivable, less
 allowance for doubtful accounts
  of $2,906 and $2,470                141,193       124,384
Inventories                            84,184        69,066
Prepaid expenses and other
 current assets                        32,268        30,165

    Total current assets              614,545       425,698

Property and equipment, at cost
 less accumulated depreciation
 and amortization                     408,294       385,063
Other assets                           50,646        41,945

      Total assets                 $1,073,485      $852,706

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                   $  104,266      $ 66,822
Accrued salaries, wages
 and benefits                          22,462        24,397
Accrued restructuring costs            27,634        29,503
Other accrued liabilities              31,441        28,353
Income taxes payable                   20,274        17,079
Current portion of long-term debt,
 capital lease obligations and
 short-term borrowings                 16,528        22,727

    Total current liabilities         222,605       188,881

Long-term debt, capital lease
 obligations and other long-term
 liabilities                          396,412       246,314
Deferred income taxes                   5,738         6,337
Minority interest in subsidiaries     121,757       118,740

Stockholders' equity:
  Preferred shares; 2,000 shares
   authorized                              -            -
  Common stock; $.01 par value; 73,500
   shares authorized; 50,760 and 49,728
    shares outstanding                    508          497
  Additional paid-in capital          279,058      273,933
  Accumulated deficit                 (22,318)     (41,673)
  Cumulative translation adjustment    69,725       59,677

    Total stockholders' equity        326,973      292,434

      Total liabilities and
      stockholders' equity         $1,073,485     $852,706


     See accompanying notes to unaudited consolidated financial statements.


                              LSI LOGIC CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                          Three Months Ended
                                              March 31,
                                          1994        1993
Revenues                                  $193,812   $168,929
Costs and expenses:
  Cost of revenues                         115,387    103,920
  Research and development                  23,141     18,997
  Selling, general and administrative       29,457     29,208
    Total costs and expenses               167,985    152,125

Income from operations                      25,827     16,804

Interest expense                             3,788      2,173
Interest income and other                    4,798      1,695
Income before income taxes and
  minority interest                         26,837     16,326
Provision for income taxes                   7,514      4,898
Income before minority interest             19,323     11,428
Minority interest in net income (loss)
  of subsidiaries                              (32)       813

Net income                               $  19,355  $  10,615

Net income per share:
    Primary                              $     .37  $     .22

    Fully diluted                        $     .36

Common share and common share equivalents
  used in computing per share amounts:
    Primary                                 51,631     47,452

    Fully diluted                           57,582


     See accompanying notes to unaudited consolidated financial statements.

                             LSI LOGIC CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                        Three Months Ended
                                             March 31,
                                         1994          1993
Operating activities:
Net income                               $  19,355   $ 10,615
Adjustments:
Depreciation and amortization               24,278     15,237
Minority interest in net income
 (loss) of subsidiaries                        (32)       813
Change in accounts receivable               (13,794)   (4,248)
Change in inventories                       (12,379)   (3,652)
Change in prepaid and other assets           (7,566)     (200)
Change in accounts payable                   35,184   (26,635)
Change in accrued and other liabilities       4,373    11,943
Change in accrued restructuring costs        (1,872)   (2,133)
 Net cash provided by operating activities   47,547     1,740

Investing activities:
 Maturities of debt securities
  available-for-sale                         17,895        -
 Sales of debt securities
  available-for-sale                          1,989        -
 Purchases of debt securities
  available-for-sale                        (25,089)       -
Change in other investments                   2,157   (10,882)
Acquisition of stock from minority
  interest holders                           (5,350)       -
Purchases of property and equipment,
  net of retirements                        (24,102)  (29,058)
 Net cash used in investing activities      (32,500)  (39,940)

Financing activities:
Borrowings (repayments) of short-term
 debt, net                                      -       1,174
Issuance of Convertible Subordinated Notes  143,750        -
Long-term debt borrowings                       -      31,091
Repayment of long-term debt and
 capital lease obligations                  (10,687)   (7,158)
Issuance of common stock                      3,736     6,603
Tax benefit from employee stock plans         1,400        -
 Net cash provided by financing activities  138,199    31,710

Effect of exchange rate changes on
 cash and cash equivalents                   (1,457)    3,682

Increase (decrease) in cash and
 cash equivalents                           151,789    (2,808)

Cash and cash equivalents at
 beginning of period                        121,319    87,103

Cash and cash equivalents at
 end of period                             $273,108   $84,295

Cash paid (refunded) during the period for:
 Interest                                  $  1,633   $ 2,427
 Income taxes                              $  4,016   $   (79)

     See accompanying notes to unaudited consolidated financial statements.


                            LSI LOGIC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



Note 1 - In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited financial statements and accompanying notes included in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the year ended January 2, 1994.

For financial reporting purposes, the Company reports on a 13 or 14 week quarter and a 52 or 53 week year ending on the Sunday closest to December 31. For presentation purposes, the consolidated financial statements refer to the quarter's calendar month end for convenience. The results of operations for the three month period ended March 31, 1994 is not necessarily indicative of the results to be expected for the full year.


Note 2 - Effective January 3, 1994, the Company adopted the Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." This statement requires investments in debt and equity securities to be classified as "held-to-maturity," "trading," or "available-for-sale." Investments in debt and equity securities classified as held-to-maturity are reported at amortized cost; securities classified as trading are reported at fair value with unrealized gains and losses included in earnings; and, securities available-for-sale are reported at fair value with unrealized gains and losses, net of related tax, if any, reported as a separate component of stockholders' equity. Realized gains and losses are based on the book value of specific securities sold. The cumulative effect as of January 3, 1994, of adopting SFAS No. 115 is considered to be immaterial.

Management determines the appropriate classification of debt and equity securities at the time of purchase and reassesses the classification at each reporting date. Debt and equity securities are classified as held-to-maturity when the Company has the positive intent and ability to hold those securities to maturity. Debt and equity securities are classified as available-for-sale when the Company generally has the ability and intent to hold such securities to maturity, but, in certain circumstances, may potentially dispose of such securities prior to their maturity.

Cash and cash equivalents and short-term investments include the following debt and equity securities at March 31, 1994:
                                       Unrealized   Unrealized
                   Amortized  Market    Holding      Holding
(In thousands)       Cost     Value     Gains        Losses
Corporate debt
 securities        $145,428   $145,428  $  -         $  -
Security
 repurchase
 agreements          49,368     49,368     -            -
Foreign corporate
 debt securities     13,408     13,395      1           14
State and political
 subdivision
 securities           6,005      6,005     -            -
Held-to-maturity
 debt securities    214,209   $214,196  $   1        $  14

Other cash
 equivalents         34,175
Cash                 24,724

 Total cash and
 cash equivalents  $273,108


Corporate debt
 securities        $ 30,862   $ 30,376  $   1        $ 487
U.S. government
 and agency
 securities          19,442     19,949    621          114
State and
 political
 subdivision
 securities          18,471     18,424      -           47
Other debt and
 equity securities    8,024      7,969      -           55
Available-for-sale
 debt and equity
 securities          76,799   $ 76,718  $ 622        $ 703

Other short-term
 investments          6,993

 Total short-term
 investments       $ 83,792

 All held-to-maturity and available-for-sale debt and equity investments mature in one year or less.


Note 3 -   Balance sheet detail (in thousands):

                                  March 31,      December 31,
                                     1994            1993
Inventories:
 Raw materials                    $ 14,307       $ 11,667
 Work-in-process                    47,731         34,997
 Finished goods                     22,146         22,402
     Total                        $ 84,184       $ 69,066

Property and equipment:
 Property and equipment, at cost  $800,097       $750,186
 Accumulated depreciation
   and amortization               (391,803)      (365,123)
 Property and equipment, net      $408,294       $385,063


Property and equipment includes capitalized interest of approximately $9.1 million (net of $.5 million accumulated amortization) and $9.6 million at March 31, 1994 and December 31, 1993, respectively. Property and equipment include preproduction engineering costs of $27.4 million at March 31, 1994 and December 31, 1993. Accumulated amortization of preproduction engineering costs was $2 million at March 31, 1994.
There was no accumulated amortization for preproduction engineering at December 31, 1993.

Note 4 - During the first quarter of 1994 and during 1993, the Company continued its strategic consolidation of worldwide operations that were contemplated by the Company's 1992 restructuring. In the first quarter of 1994, the Company continued phase-down of its older process-technology manufacturing facility in the U.S. In 1993, the Company sold certain assets from its discontinued German assembly and test operation, transferred certain Canadian manufacturing equipment to its U.S. operations, continued phase-down of its older process-technology manufacturing facility in the U.S. and began consolidation of some of its other U.S. manufacturing facilities.

During the third quarter of 1992, the Company recorded a $101.8 million restructuring charge which consisted primarily of estimated costs associated with consolidations in the Company's worldwide manufacturing operations, write-down and discontinuance of certain commodity standard product inventories, severance costs and other costs. The Company's strategic consolidation of worldwide manufacturing operations and facilities encompassed the phase-out and closure of the Company's German assembly and test operations, the write-down of U.S. manufacturing assets pertaining to older process technologies which, in certain instances, had become redundant; and estimated operating losses attributable to the period of the phase-out and closure of such operations or the write-down of such assets.


Note 5 - During March 1994, the Company issued $143,750,000 of 5-1/2% Convertible Subordinated Notes (Notes) due 2001. The Notes are subordinated to all existing and future senior debt, are convertible at any time after 60 days following issuance into shares of the Company's common stock at a conversion price of $24.50 per share, and are redeemable at the option of the Company, in whole or in part, at any time on or after March 18, 1997. Each holder of these Notes has the right to cause the Company to repurchase all of such holder's Notes at 100% of their principal amount plus accrued interest subject to certain events and circumstances. Interest is payable semiannually. The proceeds from this offering will be used for capital expenditures and for general corporate purposes.




Note 6 - The Company's effective tax rate differs from the statutory rate due to the Company's ability to partially utilize prior loss carryovers.



Note 7 - Primary income per common share and common equivalent share is computed using the weighted average number of common shares outstanding during the respective periods, including dilutive stock options, as applicable. Fully-dilutive income per common share and common equivalent share is computed by adjusting net income and primary shares outstanding for the potential effect of the conversion of the weighted average subordinated debentures outstanding during the period. Fully-dilutive earnings per share computations are based on the most advantageous (to the security holder) conversion or exercise rights that become effective within ten years following the period reported upon.

Item 2.   Management's Discussion and Analysis of Results of
Operations and Financial Condition

General

As a participant in the semiconductor industry, the Company operates in a technologically advanced, rapidly changing and highly competitive environment. The Company predominately sells custom products to customers operating in a similar environment. Accordingly, changes in the circumstances of the Company's customers may have a greater impact on the Company than if the Company offered standard products that could be sold to many purchasers. While the Company cannot predict what effect these various factors may have on its financial results, the aggregate effect of these and other factors could result in significant volatility in the Company's future performance. To the extent the Company's performance may not satisfy expectations published by external sources, public reaction could result in a sudden and significant adverse impact on the market price of the Company's securities, particularly on a short-term basis.

The Company's future operating results are and will continue to be subject to quarterly variations based upon a wide variety of factors, many of which are beyond the Company's control, including sudden fluctuations in customer requirements, rapid price declines, unexpected product obsolescence, currency exchange rate fluctuations and other economic conditions affecting customer demand and the Company's cost of operations in one or more of the global markets in which the Company does business. While the Company attempts to identify and respond to these conditions in a timely manner, they represent significant risks to the Company's performance.

While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information, management recommends that this discussion and analysis be read in conjunction with Management's Discussion and Analysis included in the Company's 1993 Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the year ended January 2, 1994.

Results of Operations

Revenues for the first quarter of 1994 increased 15% to $193.8 million from first quarter 1993 revenues of $168.9 million.
The composition of revenues by major element was as follows:


                                          Three Months Ended
                                              March 31,
                                           1994        1993

Component products                           87%        84%
Design and services                          13         16
                                            100%       100%

Total component revenues grew 18% to $167.8 million in the first quarter of 1994 from $142.2 million in the first quarter of 1993. The increase in revenue dollars and the increase in component revenues as a percentage of total revenues in the first quarter of 1994 compared to the first quarter of 1993, was primarily due to increased revenues from application specific integrated circuit (ASIC) products. Higher ASIC component revenues were primarily the result of higher average selling prices and increased unit shipments. Total dollar revenues from design and services decreased slightly in the first quarter of 1994 compared to the first quarter of 1993.

Key elements of the statements of operations, expressed as a percentage of revenues, were as follows:

                                         Three Months Ended
                                              March 31,
                                           1994     1993
Gross profit margin                       40.5%    38.5%
Research and development expenses         11.9%    11.2%
Selling, general and administrative
 expenses                                 15.2%    17.3%
Income from operations                    13.3%     9.9%

Gross profit, as a percentage of revenues, increased during the first quarter of 1994 over the comparable 1993 period. The improvement in the gross profit margin is primarily related to increased product demand for ASIC products, higher average selling prices, and the increased use of lower cost third-party subcontractors. A substantial portion of the Company's wafer manufacturing operations occur at the Japanese affiliate's manufacturing facilities. Improvements in ASIC gross profit margins were partially offset by increased operating costs attributable to the continued strengthening of the Yen in relation to the U.S. Dollar and amortization of preproduction engineering as the Japanese affiliate's new submicron wafer manufacturing facility began volume production in the first quarter of 1994. Gross profits in the first quarter of 1994 do not fully reflect the effect of depreciation and other manufacturing costs attributable to this new facility because a substantial portion of the inventory manufactured there was in process at March 31, 1994. The contribution to gross profits from design and services revenue increased slightly as a percentage of revenues in the first quarter of 1994 compared to the same period in 1993. The Company's gross profit margins are largely dependent upon factory capacity and utilization, availability of certain raw materials, terms negotiated with third-party subcontractors, foreign exchange fluctuations and product mix. Volume production capability is expected to increase throughout 1994, thereby significantly increasing factory capacity by the end of 1994. A new wafer fabrication facility initially operates at higher fixed costs. In the event that demand for the Company's products does not absorb this additional capacity at a sufficient rate or delays occur in the ramp up of the new facility, the Company's gross profit margins could be negatively impacted in future periods. Accordingly, gross profit margins for the first quarter of 1994 may not be indicative of expected results for the remainder of the fiscal year.

Research and development (R&D) expenses for the first quarter of 1994 related primarily to advanced process technology development and increased approximately $4.1 million or 22% from the comparable period in 1993. The Company is committed to technological leadership in the ASIC markets and anticipates continued investment in R&D at a rate of between 10-12% of revenues in future periods. The Company's R&D investments are primarily for the development of advanced manufacturing processes, enhancements to the Company's design automation software capability, and development of new advanced products.

Selling, general and administrative (SG&A) expenses remained essentially flat during the first quarter of 1994 and decreased as a percentage of revenues compared to the first quarter of 1993 as management continued its cost containment efforts.

In summary, total operating costs and expenses for the first quarter of 1994 were $168.0 million, a $15.9 million increase over $152.1 million for the same quarter in 1993. However, operating income as a percentage of revenues increased to 13.3% in the first quarter of 1994 from 9.9% for the comparable quarter in 1993.


Interest expense for the first quarter of 1994 increased by $1.6 million from the comparable 1993 period. The majority of the increase resulted from discontinued capitalization of interest upon commencement of volume production by the Japanese affiliate's new wafer fabrication facility in the first quarter of 1994. Interest expense is expected to increase in the second quarter of 1994 as a result of the issuance of $143.8 million of 5-1/2% Convertible Subordinated Notes during March, 1994 (see additional discussion at Note 5 to the Consolidated Financial Statements). Interest income and other for the first quarter of 1994 increased $3.1 million in relation to the first quarter of 1993. The majority of this increase is attributable to foreign exchange gains related to transactions between the U.S. company and its Japanese affiliates and an intercompany loan between the U.K. and German affiliates.

The Company recorded a provision for income taxes for the first quarter of 1994 with an effective rate of 28% compared to a
first quarter 1993 provision of 30%.   The decrease in the
effective rate was primarily attributable to changes in the composition of worldwide earnings.

The decrease in minority interest for the first quarter of 1994 from the comparable quarter in 1993 was attributable to the composition of earnings and losses among certain of the Company's international affiliates.


Financial Condition

The Company's cash, cash equivalents and short-term investments increased $154.8 million during the first quarter of 1994 to $356.9 million, and working capital increased by $155.1 million to $391.9 million at March 31, 1994. The increase is primarily attributable to the issuance of $143.8 million of convertible subordinated notes in March, 1994, as discussed below.

During the first three months of fiscal 1994, the Company generated $47.5 million of cash and equivalents from its operating activities, compared to $1.7 million during the first three months of 1993. The increased net cash provided from operations as compared to the comparable 1993 period was primarily attributable to an increase in accounts payable and net income before depreciation which was partially offset by increases in accounts receivable, inventories and other assets.

Effective January 3, 1994, the Company adopted the Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." This statement requires investments in debt and equity securities to be classified as "held-to-maturity," "trading," or "available-for-sale." Investments in debt and equity securities classified as held-to-maturity are reported at amortized cost; securities classified as trading are reported at fair value with unrealized gains and losses included in earnings; and, securities available-for-sale are reported at fair value with unrealized gains and losses, net of related tax, if any, reported as a separate component of stockholders' equity. Realized gains and losses are based on the book value of specific securities sold. The cumulative effect as of January 3, 1994, of adopting SFAS No. 115 is considered to be immaterial. See further discussion in Note 2 of the Consolidated Financial Statements.

During the first three months of 1994, $32.5 million of cash and equivalents were used for investing activities compared to $39.9 million during the comparable period of 1993. The primary investing activities consisted of fixed asset purchases for the Japanese affiliate's new wafer manufacturing facility in Japan and the repurchase of LSI Logic K.K. minority owned stock. Net capital expenditures for the three months ended March 31, 1994 totaled approximately $23.8 million. Management expects net capital expenditures of approximately $35 million for the second quarter of 1994.

Financing activities generated $138.2 million of cash and equivalents during the first quarter of 1994 compared to $31.7 million for the same period of 1993. The Company repaid
Japanese and European debt totaling approximately $10.6 million during the first quarter of 1994. In addition, the Company issued $143.8 million of 5 1/2% convertible subordinated notes due in 2001. The Notes are subordinated to all existing and future senior debt, are convertible at any time after 60 days following issuance into shares of the Company's common stock at a conversion price of $24.50 per share, and are redeemable at the option of the Company, in whole or in part, at any time on or after March 18, 1997. Each holder of these Notes has the right to cause the Company to repurchase all of such holder's Notes at 100% of their principal amount plus accrued interest subject to certain events and circumstances. Interest is payable semiannually. The proceeds from this offering will be used for capital expenditures and for general corporate purposes.

The Company believes that existing liquid resources and funds generated from operations combined with its ability to borrow funds will be adequate to meet its operating requirements and payment of restructuring liabilities in the foreseeable future.





                                   Part II

Item 1  Legal Proceedings

   Reference is made to Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K for the fiscal year ended
January 2, 1994 for a discussion of certain pending legal proceedings. The information provided at such reference remains unchanged.

Item 6  Exhibits and Reports on Form 8-K

(a)     Exhibits

        4.4  Indenture dated March 23, 1994 between LSI Logic
Corporation and The First National Bank of Boston, Trustee, covering $143,750,000 principal amount of 5-1/2% Convertible
Subordinated Notes due 2001 (including form of Note).

(b)     Reports on Form 8-K

        Form 8-K dated March 7, 1994, Item 5, Press Release announcing the Company's intention to raise approximately $125,000,000 through an offering of convertible subordinated notes not registered or required to be registered under the Securities Act of 1933, as amended.

        Form 8-K dated March 23, 1994, Item 5, Press Release announcing the closing of an offering of $143,750,000 in convertible subordinated notes not registered or required to be registered under the Securities Act of 1933, as amended.




                                  Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LSI LOGIC CORPORATION
                                          (Registrant)

Date:  May 18, 1994                 By   /s/ Albert A. Pimentel

                                    Albert A. Pimentel
                                     Senior Vice President
                                     Finance & Chief Financial
                                     Officer