Form 10-Q
period 1994-07-03
LSI LOGIC CORP
filed 1994-08-17
CIK 703360

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q


(Mark One)
[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934
     For the Quarter Ended July 3, 1994

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.           YES   [x]            NO [ ]


As of August 5, 1994 there were 53,064,286 shares of registrant's
Common Stock, $.01 par value, outstanding.





                         LSI LOGIC CORPORATION
                               Form 10-Q
                   FOR THE QUARTER ENDED JULY 3, 1994

                                INDEX



                                                               Page
                                                                No.

PART I Financial Information

Item 1 Financial Statements

  Consolidated Balance Sheets - June 30, 1994 and
      December 31, 1993                                       3

  Consolidated Statements of Operations - Three-Month
      and Six-Month Periods Ended June 30, 1994 and 1993      4

  Consolidated Statements of Cash Flows - Six-Month Periods
      Ended June 30, 1994 and 1993                            5

  Notes to Consolidated Financial Statements                  6

Item 2 Management's Discussion and Analysis of
       Results of Operations and Financial Condition          9


PART II   Other Information

Item 1 Legal Proceedings                                     13

Item 4 Submission of Matters to a Vote of Security Holders   13

Item 6 Exhibits and Reports on Form 8-K                      13

















                             PART I
Item 1.  Financial Statements

                      LSI LOGIC CORPORATION
               CONSOLIDATED CONDENSED BALANCE SHEETS
              (In thousands, except per share amounts)
                           (Unaudited)

                                         June 30,   December 31,
                                          1994         1993
ASSETS
Cash and cash equivalents               $   205,504   $121,319
Short-term investments                      145,345     80,764
Accounts receivable, less allowance for
 doubtful accounts of $3,122 and $2,470     151,512    124,384
Inventories                                  94,306     69,066
Prepaid expenses and other current asset     28,394     30,165
    Total current assets                    625,061    425,698
Property and equipment, at cost less
 accumulated depreciation and amortization  430,272    385,063
Other assets                                 54,003     41,945
      Total assets                       $1,109,336   $852,706

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                         $    93,470  $ 66,822
Accrued salaries, wages and benefits          23,015    24,397
Accrued restructuring costs                   26,270    29,503
Other accrued liabilities                     38,332    28,353
Income taxes payable                          20,823    17,079
Current portion of long-term debt, capital
 lease obligations and short-term
 borrowings                                   19,188    22,727
    Total current liabilities                221,098   188,881
Long-term debt, capital lease obligations
 and other long-term liabilities             393,752   246,314
Deferred income taxes                          5,774     6,337
Minority interest in subsidiaries            124,618   118,740
Stockholders' equity:
  Preferred shares; 2,000 shares authorized    -          -
  Common stock; $.01 par value; 73,500
    shares authorized; 51,054 and 49,728
    shares outstanding                           511       497
  Additional paid-in capital                 284,313   273,933
  Accumulated deficit                          1,122   (41,673)
  Cumulative translation adjustment           78,148    59,677
    Total stockholders' equity               364,094   292,434
      Total liabilities and stockholders'
         equity                           $1,109,336  $852,706

See accompanying notes to unaudited consolidated condensed financial statements.

                       LSI LOGIC CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (In thousands, except per share amounts)
                            (Unaudited)


                             Three Months Ended  Six  Months  Ended
                                 June 30,             June 30,
                             1994      1993        1994     1993
Revenues                    $212,106   $177,080  $405,919  $346,009

Costs and expenses:
  Cost of revenues          123,337   108,246   238,724   212,166
  Research and development   22,467    19,408    45,608    38,405
  Selling, general and
    administrative           31,102    29,007    60,559    58,215
 Total costs and expenses   176,906   156,661   344,891   308,786


Income from operations       35,200    20,419    61,028    37,223

Interest expense              5,665     2,384     9,453     4,557
Interest income and other     4,127     2,512     8,923     4,207
Income before income taxes
  and minority interest      33,662    20,547    60,498    36,873
Provision for income taxes    9,425     6,164    16,938    11,062

Income before minority
 interest                    24,237    14,383    43,560    25,811

Minority interest in net
income (loss) of
 subsidiaries                   799     1,313       767     2,126

Net income                 $ 23,438    $ 13,070  $ 42,793   $23,685
Net income per share:
    Primary                $  0.44     $  0.27   $   0.82   $  0.49
    Fully diluted         $  0.41              $   0.77
Common share and common
 share equivalents used
 in computing per share
 amounts:
    Primary                 53,112    48,874     51,949    48,137


    Fully diluted           64,051               60,345




See accompanying notes to unaudited consolidated condensed financial statements.

                       LSI LOGIC CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (In thousands)
                             (Unaudited)
                                            Six Months Ended
                                                June 30,
                                             1994          1993
Operating activities:
Net income                                 $   42,793  $  23,685
Adjustments:
Depreciation and amortization                  49,964     31,293
Minority interest in net income of subsidiaries   767      2,126
Changes in:
 Accounts receivable                          (21,805)    4,238
 Inventories                                  (20,610)   (3,861)
Prepaid and other assets                       (4,643)   (6,741)
Accounts payable                               22,626   (39,362)
Accrued and other liabilities                   6,708     5,527
Accrued restructuring costs                    (3,418)   (4,602)
Net cash provided by operating activities      72,382    12,303
Investing activities:
 Purchases, net of maturities and sales,
 of debt and equity securities
 available-for-sale                           (73,053)       -
Change in other investments                     8,123     9,527
Acquisition of stock from minority
 interest holders                             (10,051)       -
Purchases of property and
 equipment, net of retirements                (53,765)  (39,207)
Net cash used for investing activities       (128,746)  (29,680)
Financing activities:
 Issuance of Convertible Subordinated Notes   143,750      -
Long-term debt borrowings                        -       40,000
 Repayment of long-term debt and capital
 lease obligations                            (16,302)  (15,097)
Borrowings of short-term debt, net               -       (3,704)

Issuance of common stock                        8,995    15,195
Tax benefit from employee stock plans           1,400      -
Net cash provided by financing activities     137,843    36,394

Effect of exchange rate changes on cash and cash
  equivalents                                   2,706    10,298

Increase in cash and cash equivalents          84,185    29,315

Cash and cash equivalents at beginning
 of period                                     121,319   87,103
Cash and cash equivalents at end of period   $ 205,504 $116,418
Cash paid during the period for:
 Interest                                    $   4,748 $  8,983
 Income taxes                                $   8,847 $    357

See accompanying notes to unaudited consolidated condensed financial statements.





                            LSI LOGIC CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)


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

For financial reporting purposes, the Company reports on a 13 or 14 week quarter and a 52 or 53 week year ending on the Sunday closest to December 31. For presentation purposes, the consolidated financial statements refer to the quarter's calendar month end for convenience. The results of operations for the three month and six-month periods ended June 30, 1994 are not necessarily indicative of the results to be expected for the full year.


Note 2 - Effective January 3, 1994, the Company adopted the Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." This statement requires investments in debt and equity securities to be classified as "held-to-maturity," "trading," or "available-for-sale." Investments in debt and equity securities classified as held-to-maturity are reported at amortized cost; securities classified as trading are reported at fair value with unrealized gains and losses included in earnings; and, securities available-for-sale are reported at fair value with unrealized gains and losses, net of related tax, if any, reported as a separate component of stockholders' equity. Realized gains and losses are based on the book value of specific securities sold. Fair market value of the Company's investments approximate cost. The cumulative effect of adoption on January 3, 1994, is considered immaterial.


Note 3 - Balance sheet detail (in thousands):


                             June 30,       December 31,
                                1994            1993
 Inventories:
  Raw materials              $ 15,700        $ 11,667
  Work-in-process              59,132          34,997
  Finished goods               19,474          22,402
          Total              $ 94,306        $ 69,066

 Property and equipment:
  Property and equipment,
   at cost                   $847,202        $750,186
  Accumulated depreciation
   and amortization          (416,930)       (365,123)
  Property and equipment,
        net                  $430,272        $385,063

property and equipment includes capitalized interest of approximately $8.7 million (net of $.9 million accumulated amortization) and $9.6 million at June 30, 1994 and December 31, 1993, respectively. Property and equipment include preproduction engineering costs of $27.4 million at June 30, 1994 and December 31, 1993. Accumulated amortization of preproduction engineering costs was $3.7 million at June 30, 1994. There was no accumulated amortization for preproduction engineering at December 31, 1993.

Note 4 - During the third quarter of 1992, the Company recorded a $101.8 million restructuring charge which consisted primarily of estimated costs associated with consolidations in the Company's worldwide manufacturing operations, write-down and discontinuance of certain commodity standard product inventories, severance costs and other costs. The Company's strategic consolidation of worldwide manufacturing operations and facilities encompassed the phase-out and closure of the Company's German assembly and test operations, the write-down of U.S. manufacturing assets pertaining to older process technologies which, in certain instances, had become redundant; and estimated operating losses attributable to the period of the phase-out and closure of such operations or the write-down of such assets.

In 1993, the Company sold certain assets from its discontinued German assembly and test operation, transferred certain Canadian manufacturing equipment to its U.S. operations, continued phase-down of its older process-technology manufacturing facility in the U.S. and began consolidation and phase-out of some of its other U.S. manufacturing facilities.

During the first half of 1994 the Company continued its strategic consolidation of worldwide operations that were contemplated by the Company's 1992 restructuring. As the Company's discontinued German manufacturing facility remains unsold at this time, management has determined that additional reserves are necessary to further write-down the facility to its estimated net realizable value. In the second quarter of 1994, the Company delayed the phase-out of its manufacturing facility in the U.S. in response to unexpected levels of customer demand. Management has determined that remaining reserves attributable to this facility may not need to be fully utilized. As excess reserves associated with the U.S. facility offset the reserves needed in connection with the German facility, overall restructuring reserves remaining at June 30, 1994 are considered adequate to cover uncertainties associated with the completion of the 1992 restructuring.



Note 5 - During March 1994, the Company issued $143,750,000 of 5 1/2% Convertible Subordinated Notes (Notes) due 2001. The Notes are subordinated to all existing and future senior debt, are convertible at any time after 60 days following issuance into shares of the Company's common stock at a conversion price of $24.50 per share, and are redeemable at the option of the Company, in whole or in part, at any time on or after March 18, 1997. Each holder of these Notes has the right to cause the Company to repurchase all of such holder's Notes at 100% of their principal amount plus accrued interest subject to certain events and circumstances. Interest is payable semiannually. The proceeds from this offering will be used for capital expenditures and for general corporate purposes.


Note 6 - In July, 1994, the Company called for redemption all of its $98 million, 6-1/4% convertible subordinated debentures.
Subsequently, approximately $97 million of the bonds were converted to common stock.


Note 7 - The Company's effective tax rate differs from the statutory rate due to the Company's ability to partially utilize prior loss carryovers and due to the mix of expected earnings in its foreign subsidiaries.


Note 8 -   Primary income per common share and common equivalent
share is computed using the weighted average number of common shares outstanding during the respective periods, including dilutive stock options, as applicable. Fully-dilutive income per common share and common equivalent share is computed by adjusting net income and primary shares outstanding for the potential effect of the conversion of the weighted average subordinated debentures outstanding during the period. Fully-dilutive earnings per share computations are based on the most advantageous (to the security holder) conversion or exercise rights that become effective within ten years following the period reported upon.


Item 2.   Management's Discussion and Analysis of Results of
Operations and Financial Condition

General

As a participant in the semiconductor industry, the Company operates in a technologically advanced, rapidly changing and highly competitive environment. The Company predominately sells custom products to customers operating in a similar environment. Accordingly, changes in the circumstances of the Company's customers may have a greater impact on the Company than if the Company offered standard products that could be sold to many purchasers. While the Company cannot predict what effect these various factors may have on its financial results,the aggregate effect of these and other factors could result in significant volatility in the Company's future performance. To the extent the Company's performance may not satisfy expectations published by external sources, public reaction could result in a sudden and significant adverse impact on the market price of the Company's securities, particularly on a short-term basis.

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

Results of Operations

Revenues for the second quarter and first half of 1994 were $212.1 million and $405.9 million, representing an increase of 20% and 17%, respectively, compared to comparable periods of 1993. The composition of revenues by major element was as follows:


                       Three Months Ended   Six Months Ended
                           June 30,                June 30,

                                1994       1993    1994   1993
Component products               86%        86%     86%    85%
Design and services              14%        14%     14%    15%
                                100%       100%    100%   100%

Total component revenues grew 18% to $181.8 million in the second quarter and 17% to $349.8 million in the first half of 1994 from $153.6 million and $298.7 million compared to comparable periods in 1993. The increase in revenue dollars in the second quarter and first half of 1994 compared to the second quarter and first half of 1993 were primarily due to increased revenues from application specific integrated circuit (ASIC) products. Higher ASIC component revenues in the second quarter of 1994 compared to the second quarter of 1993 were primarily the result of increased unit shipments. Higher ASIC component revenues and higher component revenues as a percentage of total revenues in the first half of 1994 compared to the first half of 1993 was due to both higher average selling prices and increased unit shipments. Total dollar revenues from design and services increased approximately $7 million in the second quarter of 1994 and $9 million in the first half of 1994 compared to the same periods in 1993. These increases were primarily attributable to a one-time $7 million sale involving certain product and marketing rights.

Key elements of the statements of operations, expressed as a percentage of revenues, were as follows:

                        Three Months Ended       Six Months Ended
                             June 30,               June 30,
                           1994      1993          1994     1993

Gross profit margin        41.9%     38.9%         41.2%    38.7%
Research and development
 expenses                  10.6%     11.0%         11.2%    11.1%
Selling, general and
 administrative expenses   14.7%     16.4%         14.9%    16.8%
Income from operations     16.6%     11.5%         15.0%    10.8%


Gross profit, as a percentage of revenues, increased during the second quarter and first half of 1994 over the comparable 1993 periods. The majority of the increases in gross margin are attributable to the one-time $7 million sale of product and marketing rights. Excluding this one-time sale, gross margins increased 1% in the second quarter of 1994 and 1.5% in the first half of 1994 compared to the same periods in 1993. These improvements are the result of increased product demand for ASIC products, higher average selling prices during the first quarter of 1994, and the increased use of lower cost third-party subcontractors, partially offset by the higher costs of revenues associated with the output from the Japanese affiliate's new submicron wafer manufacturing facility. In the second quarter of 1994, the Company substantially increased sales of product manufactured at this new facility, which began volume production in the first quarter of 1994. Costs of revenues for the second quarter and first half of 1994 reflect the depreciation, amortization of preproduction engineering and other manufacturing costs attributable to this facility, and the increased costs of operating in Japan due to the continued strengthening of the Yen in relation to the U.S. Dollar. Gross profits from design and services revenue as a percentage of revenue decreased slightly in the second quarter of 1994 and increased 15% in the first half of 1994 compared to the same periods in 1993. The Company's gross profit margins are largely dependent upon factory capacity and utilization, availability of certain raw materials, terms negotiated with third-party subcontractors, foreign currency exchange rate fluctuations and product mix. Volume production capability is expected to increase throughout 1994, thereby significantly increasing factory capacity by the end of 1994. A new wafer fabrication facility initially operates at higher fixed costs. In the event that demand for the Company's products does not absorb this additional capacity at a sufficient rate or delays occur in the ramp up of the new facility, the Company's gross profit margins could be negatively impacted in future periods. Accordingly, gross profit margins for the second quarter and first half of 1994 may not be indicative of expected results for the remainder of the fiscal year.

Research and development (R&D) expenses for the second quarter and first half of 1994 related primarily to advanced process technology and new product development and increased approximately $3.1 million (16%) and $7.2 million (19%), respectively, from the comparable periods in 1993. The Company is committed to technological leadership in the ASIC markets and anticipates continued investment in R&D at a rate of between 10-12% of revenues in future periods. The Company's R&D investments are primarily for the development of advanced manufacturing processes, development of new advanced products and enhancements to the Company's design automation software capability.

Selling, general and administrative (SG&A) expenses decreased approximately 2% as a percentage of revenues during both the second quarter and first half of 1994 compared to the first quarter of 1993 as management continued its cost containment efforts.

In summary, total operating costs and expenses for the second quarter and first half of 1994 were $176.9 million and $344.9 million, respectively, an increase over $156.7 million and $308.8 million for the second quarter and first half of 1993, respectively. However, operating income as a percentage of revenues increased to 16.6% and 15% in the second quarter and first half of 1994 from 11.5% and 10.8%, respectively, for the comparable periods in 1993.

Interest expense for the second quarter and first half of 1994 increased by $3.3 million and $4.9 million from the comparable 1993 periods. The majority of the increases resulted from discontinued capitalization of interest upon commencement of volume production by the Japanese affiliate's new submicron wafer fabrication facility in the first quarter of 1994 and the issuance of $143.8 million of 5-1/2% convertible subordinated notes in March 1994. Interest expense is expected to decrease in the third quarter of 1994 as a result of the conversion of approximately $97 million of the Company's 6-1/4% convertible subordinated debentures during July and August of 1994 (see discussion at Note 6 to the Consolidated Financial Statements). Interest income and other for the second quarter and first half of 1994 increased $1.6 million and $4.7 million, respectively, in relation to the same periods in 1993. The majority of these increases are attributable to increased interest earnings on higher cash and investments in the second quarter of 1994 and foreign exchange gains related to an intercompany loan between the U.K. and German affiliates, partially offset by foreign exchange losses related to transactions between the U.S. company and its Japanese affiliates.

The Company recorded a provision for income taxes for the second quarter and first half of 1994 with an effective rate of 28%
compared to 30% for the comparable 1993 periods.   The decrease in
the effective rate was primarily attributable to changes in the composition of worldwide earnings.

The decrease in minority interest for the second quarter and first half of 1994 from the comparable 1993 periods was attributable to the composition of earnings and losses among certain of the Company's international affiliates.


Financial Condition

The Company's cash, cash equivalents and short-term investments increased $148.8 million during the first half of 1994 to $350.8 million, and working capital increased by $167.1 million to $404.0 million at June 30, 1994. The increase is primarily attributable to the issuance of $143.8 million of convertible subordinated notes in March, 1994, as discussed below, and cash generated by operations, partially offset by fixed asset acquisitions.

During the first half of 1994, the Company generated $72.3 million of cash and equivalents from its operating activities, compared to $12.3 million during the first half of 1993. The increased net cash provided from operations as compared to the comparable 1993 period was primarily attributable to an increase in accounts payable and net income before depreciation which was partially offset by increases in accounts receivable and inventories.

During the first half of 1994, $128.7 million of cash and equivalents were used for investing activities compared to $29.7 million during the comparable period of 1993. The primary investing activities consisted of the purchase of short-term debt securities, the purchase of fixed assets for the Japanese affiliate's new submicron wafer manufacturing facility in Japan and the U.S. research and development facility, and the repurchase of LSI Logic K.K. minority owned stock. Net capital expenditures for the six months ended June 30, 1994 totaled approximately $53.8 million. Management expects net capital expenditures of approximately $80 to $100 million for the second half of 1994.

Financing activities generated $137.8 million of cash and equivalents during the first half of 1994 compared to $36.4 million for the same period of 1993. The Company repaid Japanese and European debt totaling approximately $16.3 million during the first half of 1994. In addition, the Company issued $143.8 million of 5-1/2% Convertible Subordinated Notes due in 2001. The Notes are subordinated to all existing and future senior debt, are convertible at any time after 60 days following issuance into shares of the Company's common stock at a conversion price of $24.50 per share, and are redeemable at the option of the Company, in whole or in part, at any time on or after March 18, 1997. Each holder of these Notes has the right to cause the Company to repurchase all of such holder's Notes at 100% of their principal amount plus accrued interest subject to certain events and circumstances. Interest is payable semiannually. The proceeds from this offering will be used for capital expenditures and for general corporate purposes.

Effective January 3, 1994, the Company adopted the Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." This statement requires investments in debt and equity securities to be classified as "held-to-maturity," "trading," or "available-for-sale." Investments in debt and equity securities classified as held-to-maturity are reported at amortized cost; securities classified as trading are reported at fair value with unrealized gains and losses included in earnings; and, securities available-for-sale are reported at fair value with unrealized gains and losses, net of related tax, if any, reported as a separate component of stockholders' equity. Realized gains and losses are based on the book value of specific securities sold. The cumulative effect of adoption is considered to be immaterial.

During the first half of 1994 the Company continued its strategic consolidation of worldwide operations contemplated by the Company's 1992 restructuring. Cash outlays during this period were not material. As the Company's discontinued German manufacturing facility remains unsold at this time, management has determined that additional reserves are necessary to further write-down the facility to its estimated net realizable value. In the second quarter of 1994, the Company delayed the phase-out of its manufacturing facility in the U.S. in response to unexpected levels of customer demand. Management has determined that remaining reserves attributable to this facility may not need to be fully utilized. As excess reserves associated with the U.S. facility offset the reserves needed in connection with the German facility, overall restructuring reserves remaining at June 30, 1994 are considered adequate to cover uncertainties associated with the completion of the 1992 restructuring.

The Company believes that existing liquid resources and funds generated from operations combined with its ability to borrow funds will be adequate to meet its operating requirements and payment of restructuring liabilities in the foreseeable future.

                                   Part II


Item 1  Legal Proceedings

        Reference is made to Item 3, Legal Proceedings, of the Company's Annual Report on Form 10K for the fiscal year ended January 2, 1994 for a discussion of certain pending legal proceedings. The information provided at such reference remains unchanged except as follows. Various pretrial motions in the Texas Instruments Incorporated litigation matter were filed during the first quarter of 1994, including motions regarding the significance, if any, of the prior ITC action on the District Court action. In August 1994, the judge in the District Court action denied all of the pretrial motions and a trial is expected in April, 1995.

Item 4  Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders of LSI Logic Corporation was held on May 6, 1994 in Milpitas, California. Of the total of 50,148,844 shares outstanding as of record date, 39,845,813 were present or represented by proxies at the meeting. The table below presents the results of the election of the Company's board of directors:

                                     Votes         Votes
                                       For        Withheld

           Wilfred J. Corrigan       39,728,293     117,520
           Malcolm R. Currie         39,727,029     118,784
           T. Z. Chu                 39,726,084     119,729
           James H. Keyes            39,728,599     117,214
           R. Douglas Norby          39,723,699     122,114


        The stockholders approved an amendment to the Employee Stock Purchase Plan, which increased the number of shares of common stock reserved for issuance thereunder by 700,000 shares. The proposal received 38,336,242 affirmative votes, 1,287,580 negative votes, 221,791 abstentions and 200 non votes.

        The stockholders approved an amendment to the 1991 Equity Incentive Plan, which increased the number of shares of common stock reserved for issuance thereunder by 1,500,000 shares. The proposal received 33,308,797 affirmative votes, 6,318,061 negative votes, 218,755 abstentions and 200 non votes.

        The stockholders ratified appointment of Price Waterhouse as the Company's independent accountants for the fiscal year ending January 1, 1995. The proposal received 39,621,002 affirmative votes, 43,920 negative votes, 180,691 abstentions and 200 non votes.

Item 6  Exhibits and Reports on Form 8-K

(a)     Exhibits

        11.1 Calculation of Earnings Per Share

(b)     Reports on Form 8-K

        None.

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



Date: August 16, 1994