Form 10-Q
period 1994-10-02
LSI LOGIC CORP
filed 1994-11-16
CIK 703360

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q


(Mark One)
[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the Quarter Ended October 2, 1994

                                   or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from _____________ to___________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        YES   x            NO


As of October 31, 1994 there were 56,949,482 shares of registrant's Common Stock, $.01 par value, outstanding.





                             LSI LOGIC CORPORATION
                                   Form 10-Q
                     FOR THE QUARTER ENDED OCTOBER 2, 1994

                                     INDEX




                                                             Page
                                                              No.

PART I  Financial Information

Item 1  Financial Statements

        Consolidated Condensed Balance Sheets
         - September 30, 1994 and December 31, 1993             3

        Consolidated Condensed Statements of Operations -
         Three-Month and Nine-Month Periods Ended
         September 30, 1994 and 1993                            4

        Consolidated Condensed Statements of Cash Flows -
          Nine-Month Periods Ended September 30, 1994 and 1993  5

        Notes to Consolidated Condensed Financial Statements    6

Item 2    Management's Discussion and Analysis of Results of
           Operations and Financial Condition                   9


PART II   Other Information

Item 1    Legal Proceedings                                    13

Item 6    Exhibits and Reports on Form 8-K                     13

















                                    PART I
Item 1.  Financial Statements

                             LSI LOGIC CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                      September 30, December 31,
                                          1994          1993
ASSETS
Cash and cash equivalents             $   223,491   $121,319
Short-term investments                    178,155     80,764
Accounts receivable, less allowance
 for doubtful accounts of $3,362
 and $2,470                               158,332    124,384
Inventories                                98,352     69,066
Prepaid expenses and other
 current assets                            37,796     30,165
    Total current assets                  696,126    425,698
Property and equipment, at cost less
  accumulated depreciation and
  amortization                            451,320    385,063
Other assets                               59,129     41,945
      Total assets                    $ 1,206,575   $852,706

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                      $   146,741   $ 66,822
Accrued salaries, wages and benefits       21,713     24,397
Accrued restructuring costs                25,316     29,503
Other accrued liabilities                  33,043     28,353
Income taxes payable                       33,179     17,079
Current portion of long-term obligations
  and short-term borrowings                24,470     22,727
    Total current liabilities             284,462    188,881
Long-term obligations                     294,973    246,314
Deferred income taxes                       5,774      6,337
Minority interest in subsidiaries         125,279    118,740
Stockholders' equity:
 Preferred shares; 2,000 shares authorized   -           -
 Common stock; $.01 par value; 73,500
    shares authorized; 56,890 and 49,728
    shares outstanding                        569        497
 Additional paid-in capital               387,837    273,933
 Retained earnings (accumulated deficit)   30,588    (41,673)
Cumulative translation adjustment          77,093     59,677
    Total stockholders' equity            496,087    292,434
     Total liabilities and
      stockholders' equity            $ 1,206,575   $852,706
See accompanying notes to unaudited consolidated condensed
financial statements.

                              LSI LOGIC CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)


                           Three Months Ended   Nine Months Ended
                              September 30,        September 30,
                           1994       1993      1994     1993
Revenues                   $240,218   $183,761  $646,137 $529,770

Costs and expenses:
  Cost of revenues         138,219     112,001   376,943  324,167
  Research and development  26,834      19,134    72,442   57,539
  Selling, general and
   administrative           30,645      29,910    91,204   88,125
  Total costs and expenses 195,698     161,045   540,589  469,831

Income from operations      44,520      22,716   105,548   59,939
Interest expense             4,822       2,538    14,275    7,095
Interest income and other    3,263       1,818    12,186    6,025

Income before income taxes
 and minority interest      42,961      21,996   103,459   58,869
Provision for income taxes  12,028       6,599    28,966   17,661

Income before minority
 interest                   30,933      15,397    74,493   41,208

Minority interest in net
 income of subsidiaries      1,465       1,022     2,232    3,148

Net income                 $ 29,468   $ 14,375  $ 72,261 $ 38,060

Net income per share:
       Primary             $   0.52   $   0.29  $   1.35 $   0.78

       Fully diluted       $   0.49             $   1.26

Common share and common
 share equivalents used
 in computing per share
 amounts:
       Primary               56,394     50,249    53,496   48,936

       Fully diluted         63,938               61,886

See accompanying notes to unaudited consolidated condensed financial statements.

                             LSI LOGIC CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                            Nine Months Ended
                                              September 30,
                                              1994      1993
Operating activities:
Net income                                 $  72,261   $  38,060
Adjustments:
Depreciation and amortization                 78,121      47,438
Minority interest in net income
 of subsidiaries                               2,232       3,148
Change in:
 Accounts receivable                         (27,333)    (21,984)
  Inventories                                (24,340)      4,218
  Prepaid and other assets                   (24,559)     (6,011)
  Accounts payable                            75,482     (30,788)
  Accrued and other liabilities               11,439      18,624
  Accrued restructuring costs                 (4,472)     (6,201)
    Net cash provided by operating
      activities                             158,831      46,504
Investing activities:
Purchases of debt and equity securities
 available-for-sale, net of maturities
 and sales                                  (89,806)         -
Change in other short-term debt
 and equity securities                       (7,989)     (18,038)
Acquisition of stock from minority
 interest holders                           (10,710)        -
Purchases of property and equipment,
 net of retirements                        (102,553)     (75,139)
    Net cash used for investing
      activities                           (211,058)     (93,177)
Financing activities:
Issuance of Convertible
 Subordinated Notes                         143,750         -
Proceeds from borrowings                      5,061       57,588
Repayment of debt obligations               (17,724)     (19,226)
Issuance of common stock                     15,471       23,852
Tax benefit from employee stock plans         1,400          -
    Net cash provided by financing
       activities                           147,958       62,214
Effect of exchange rate changes on
 cash and cash equivalents                    6,441       14,971
Increase in cash and cash equivalents       102,172       30,512
Cash and cash equivalents at beginning
  of period                                 121,319       87,103
Cash and cash equivalents at end
 of period                                 $223,491     $117,615

Non-Cash Transactions:
 Conversion of subordinated
 debentures to common stock                $ 97,105


See accompanying notes to unaudited consolidated condensed financial statements.



                            LSI LOGIC CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)


Note 1 - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the year ended January 2, 1994.

        For financial reporting purposes, the Company reports on a 13 or 14 week quarter and a 52 or 53 week year ending on the Sunday closest to December 31. For presentation purposes, the consolidated financial statements refer to the quarter's calendar month end for convenience. The results of operations for the three month and nine-month periods ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year.


Note 2 - Effective January 3, 1994, the Company adopted the Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." This statement requires investments in debt and equity securities to be classified as "held-to-maturity," "trading," or "available-for-sale." The Company classifies its investments as held-to-maturity, which are reported at amortized cost, and as available-for-sale, which are reported at fair value with unrealized gains and losses, net of related tax, if any, reported as a separate component of stockholders' equity. Realized gains and losses are based on the book value of specific securities sold and were not material during the three months and nine months ended September 30, 1994.


          Fair market value of the Company's investments approximate cost. The cumulative effect of adoption on January
3, 1994, was not material.


Note 3 -  Balance sheet detail (in thousands):

                                   September 30,    December 31,
                                       1994              1993
        Inventories:
        Raw materials              $ 12,855         $ 11,667
        Work-in-process              60,919           34,997
        Finished goods               24,578           22,402
          Total                    $ 98,352         $ 69,066

        Property and equipment:
        Property and
           equipment, at cost      $897,507         $750,186
        Accumulated depreciation
         and amortization          (446,187)        (365,123)
        Property and
          equipment, net           $451,320         $385,063


        Property and equipment includes capitalized interest of approximately $8.2 million (net of $1.4 million accumulated amortization) and $9.6 million at September 30, 1994 and December 31, 1993, respectively. Property and equipment includes preproduction engineering costs of $27.4 million at September 30, 1994 and December 31, 1993. Accumulated amortization of preproduction engineering costs was $5.7 million at September 30, 1994. There was no accumulated amortization for preproduction engineering at December 31, 1993.

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

        During the first nine months of 1994 the Company continued its strategic consolidation of worldwide operations that were contemplated by the Company's 1992 restructuring. As the Company's discontinued German manufacturing facility remains unsold at this time, management has determined that additional reserves are necessary to further write-down the facility to its estimated net realizable value. In the second quarter of 1994, the Company delayed the phase-out of its manufacturing facility in the U.S. in response to unexpected levels of customer demand.

        Management has determined that remaining reserves attributable to this facility may not need to be fully utilized. As excess reserves associated with the U.S. facility offset the reserves needed in connection with the German facility, overall restructuring reserves remaining at September 30, 1994 are considered adequate to cover uncertainties associated with the completion of the 1992 restructuring.

Note 5 -During March 1994, the Company issued $143,750,000 of
5 1/2% Convertible Subordinated Notes (Notes) due 2001. The Notes are subordinated to all existing and future senior debt, are convertible at any time after 60 days following issuance into shares of the Company's common stock at a conversion price of $24.50 per share, and are redeemable at the option of the Company, in whole or in part, at any time on or after March 18, 1997. Each holder of these Notes has the right to cause the Company to repurchase all of such holder's Notes at 100% of their principal amount plus accrued interest subject to certain events and circumstances. Interest is payable semiannually. The proceeds from this offering will be used for capital expenditures and for general corporate purposes.

        Cash paid for interest expense was $15.5 million and $8.6 million during the nine months ended September 30, 1994 and 1993, respectively.

Note 6 - In July, 1994, the Company called for redemption all of its $98 million, 6 1/4% convertible subordinated debentures. In July and August 1994, substantially all of the debentures were converted into approximately 4.9 million shares of common stock at a price of $20 per share.

Note 7 - The Company's effective tax rate differs from the statutory rate due to the Company's ability to utilize certain deferred benefits for which a valuation allowance was previously required. Cash paid for income taxes was $13.7 million and $0.4 million during the nine months ended September 30, 1994 and 1993, respectively.


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

Results of Operations

Revenues for the third quarter and first nine months of 1994 were $240.2 million and $646.1 million, representing an increase of 31% and 22%, respectively, over the comparable periods of 1993. The composition of revenues by major element was as follows:

                        Three Months Ended   Nine Months Ended
                          September 30,         September 30,

                                   1994       1993    1994   1993
Component products                  90%        87%     88%    86%
Design and services                 10%        13%     12%    14%
                                   100%       100%    100%   100%

Total component revenues grew 36% to $216.5 million in the third quarter and 25% to $566.0 million in the first nine months of 1994 from $159.5 million and $454.1 million compared to comparable periods in 1993. The increase in revenue dollars in the third quarter and first nine months of 1994 compared to the third quarter and first nine months of 1993 were primarily due to increased revenues from application specific integrated circuit
(ASIC) products. Higher ASIC component revenues in the third quarter of 1994 compared to the third quarter of 1993 were primarily the result of increase unit shipments. Higher ASIC component revenues and higher ASIC component revenues as a percentage of total revenues in the first nine months of 1994 compared to the first nine months of 1993 was due to both higher average selling prices and increased unit shipments. Total dollar revenues from design and services increased approximately $1 million in the third quarter of 1994 and $4.3 million in the first nine months of 1994 compared to the same periods in 1993. The increase for the nine month period was primarily attributable to a one-time $7 million sale in the second quarter of 1994 involving certain product and marketing rights.











Key elements of the statements of operations, expressed as a percentage of revenues, were as follows:



                            Three Months Ended  Nine Months Ended
                               September 30,      September 30,
                               1994    1993       1994   1993
Gross profit margin           42.5%     39.1%     41.7%    38.8%
Research and development
 expenses                     11.2%     10.4%     11.2%    10.9%
Selling, general and
 administrative expenses      12.8%     16.3%     14.1%    16.6%
Income from operations        18.5%     12.4%     16.3%    11.3%

Gross profit, as a percentage of revenues, increased during the third quarter and first nine months of 1994 over the comparable 1993 periods. The majority of the increases in gross margin are attributable to an increased product demand for ASIC products, higher average selling prices during the third quarter of 1994 and the nine months ended September 30, 1994, and the increased use of lower cost third-party subcontractors, partially offset by the higher costs of revenues associated with the output from the Japanese affiliate's new submicron wafer manufacturing facility. In the second and third quarters of 1994, the Company continued to substantially increase sales of product manufactured at this new facility, which began volume production in the first quarter of 1994. Costs of revenues for the third quarter and first nine months of 1994 reflect the depreciation, amortization of preproduction engineering and other manufacturing costs attributable to this facility, and the increased costs of operating in Japan due to the continued strengthening of the Yen in relation to the U.S. Dollar. Gross profits from design and services revenue as a percentage of revenue decreased slightly in the third quarter of 1994 and increased 7.5% in the first nine months of 1994 compared to the same periods in 1993. The Company's gross profit margins are largely dependent upon factory capacity and utilization, availability of certain raw materials, terms negotiated with third-party subcontractors, foreign currency exchange rate fluctuations and product mix. Volume production capability is expected to continue to increase throughout 1994, thereby significantly increasing factory capacity by the end of 1994. A new wafer fabrication facility initially operates at higher fixed costs. In the event that demand for the Company's products does not absorb this additional capacity at a sufficient rate or delays occur in the ramp up of the new facility, the Company's gross profit margins could be negatively impacted in future periods. Accordingly, gross profit margins for the third quarter and first nine months of 1994 may not be indicative of results in future periods.

Research and development (R&D) expenses for the third quarter and first nine months of 1994 related primarily to advanced process technology and new product development and increased approximately $7.7 million (40%) and $14.9 million (26%), respectively, from the comparable periods in 1993. The Company is committed to technological leadership in the ASIC markets and anticipates continued investment in R&D at a rate of between 10-12% of revenues in future periods. The Company's R&D investments are primarily for the development of advanced manufacturing processes, development of new advanced products and enhancements to the Company's design automation software capability.

Selling, general and administrative (SG&A) expenses decreased approximately 3.5% and 2.5% as a percentage of revenues during the third quarter and first nine months of 1994, respectively, compared to the same periods in 1993 as management continued its cost containment efforts.

In summary, total operating costs and expenses for the third quarter and first nine months of 1994 were $195.7 million and $540.6 million, respectively, an increase over $161.0 million and $469.8 million for the third quarter and first nine months of 1993, respectively. However, operating income as a percentage of revenues increased to 18.5% and 16.3% in the third quarter and first nine months of 1994 from 12.4% and 11.3%, respectively, for the comparable periods in 1993.

Interest expense for the third quarter and first nine months of 1994 increased by $2.3 million and $7.2 million from the comparable 1993 periods. The majority of the increases resulted from discontinued capitalization of interest upon commencement of volume production by the Japanese affiliate's new submicron wafer fabrication facility in the first quarter of 1994 and the issuance of $143.8 million of 5 1/2% convertible subordinated notes in March 1994. Interest expense is expected to decrease in the fourth quarter of 1994 as a result of the conversion of approximately $97 million of the Company's 6 1/4% convertible subordinated debentures during July and August of 1994 (see discussion at Note 6 to the Consolidated Financial Statements).

Interest income and other for the third quarter and first nine months of 1994 increased $1.5 million and $6.2 million, respectively, in relation to the same periods in 1993. The majority of these increases are attributable to increased interest earnings on higher cash and investments in the third quarter of 1994 and net foreign currency exchange gains, partially offset by bond redemption costs.

The Company recorded a provision for income taxes for the third quarter and first nine months of 1994 with an effective rate of
28% compared to 30% for the comparable 1993 periods.   The
decrease in the effective rate was primarily attributable to changes in the composition of worldwide earnings.

Minority interest for the third quarter of 1994 increased slightly from the third quarter of 1993 and decreased slightly for the first nine months of 1994 compared to the same period in 1993. The fluctuations in minority interest were attributable to the composition of earnings and losses among certain of the Company's international affiliates.


Financial Condition

The Company's cash, cash equivalents and short-term investments increased $199.6 million during the first nine months of 1994 to $401.6 million, and working capital increased by $174.8 million to $411.7 million at September 30, 1994. The increase is primarily attributable to the issuance of $143.8 million of convertible subordinated notes in March, 1994, as discussed below, and cash generated by operations, partially offset by fixed asset acquisitions.

During the first nine months of 1994, the Company generated $158.8 million of cash and equivalents from its operating activities, compared to $46.5 million during the first half of 1993. The increased net cash provided from operations as compared to the comparable 1993 period was primarily attributable to an increase in accounts payable and net income before depreciation which was partially offset by increases in inventories, prepaid and other assets and accounts receivable.

During the first nine months of 1994, $211.1 million of cash and equivalents were used for investing activities compared to $93.2 million during the comparable period of 1993. The primary investing activities consisted of the purchase of fixed assets for the Japanese affiliate's new submicron wafer manufacturing facility in Japan and the U.S. research and development facility, the purchase of short-term debt securities, and the repurchase of LSI Logic K.K. minority owned stock. Net capital expenditures for the nine months ended September 30, 1994 totaled approximately $102.6 million. Based on current business outlook, management expects net capital expenditures of approximately $70 to $80 million for the last quarter of 1994.

Financing activities generated $148.1 million of cash and equivalents during the first nine months of 1994 compared to $62.2 million for the same period of 1993. The Company repaid U.S., Japanese and European debt totaling approximately $17.7 million during the first nine months of 1994. In addition, the Company issued $143.8 million of 5 1/2% Convertible Subordinated Notes due in 2001. The Notes are subordinated to all existing and future senior debt, are convertible at any time after 60 days following issuance into shares of the Company's common stock at a conversion price of $24.50 per share, and are redeemable at the option of the Company, in whole or in part, at any time on or after March 18, 1997. Each holder of these Notes has the right to cause the Company to repurchase all of such holder's Notes at 100% of their principal amount plus accrued interest subject to certain events and circumstances. Interest is payable semiannually. The proceeds from this offering will be used for capital expenditures and for general corporate purposes.

In July, 1994, the Company called for redemption all of its $98 million, 6 1/4% convertible subordinated debentures. In July and August 1994, substantially all of the bonds were converted into approximately 4.9 million shares of common stock at a price of $20 per share.

During the first nine months of 1994 the Company continued its strategic consolidation of worldwide operations contemplated by the Company's 1992 restructuring. Cash outlays during this period were not material. As the Company's discontinued German manufacturing facility remains unsold at this time, management has determined that additional reserves are necessary to further write-down the facility to its estimated net realizable value. In the second quarter of 1994, the Company delayed the phase-out of its manufacturing facility in the U.S. in response to unexpected levels of customer demand. Management has determined that remaining reserves attributable to this facility may not need to be fully utilized. As excess reserves associated with the U.S. facility offset the reserves needed in connection with the German facility, overall restructuring reserves remaining at September 30, 1994 are considered adequate to cover uncertainties associated with the completion of the 1992 restructuring.

The Company utilizes various instruments, primarily forward exchange and currency swap contracts, to manage its risk associated with currency fluctuations on intercompany loans and certain net non-U.S. dollar denominated asset and liability positions. At September 30, 1994, the Company had various forward exchange and currency swap contracts outstanding totaling approximately $75 million. The majority of these contracts are for periods less than one year.

In August 1994, the Company increased its revolving bank credit agreement from $25 million to $60 million and extended the maturity date to August 31, 1997. No amount is outstanding under this credit agreement. The Company believes that its existing liquid resources, together with cash generated from operations and the established revolving credit agreement, are sufficient to satisfy anticipated operating cash requirements through 1994.









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


Item 6     Exhibits and Reports on Form 8-K

(a)        Exhibits

           11.1 Calculation of Earnings Per Share

           27.0 Financial Data Schedule

(b)        Reports on Form 8-K

           On August 10, 1994, the Company filed a Report on Form 8-K, Item 5, announcing that 4,856,000 shares of the Company's common stock were issued in connection with the conversion of the Company's 6 1/4% Convertible Subordinated Debentures due 2002.






















                                  Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   LSI LOGIC CORPORATION
                                       (Registrant)



Date:  November 15, 1994           By   /s/ Albert A. Pimentel
                                           Albert A. Pimentel
                                  Senior Vice President Finance
                                    and Chief Financial Officer