Form 10-K
period 1995-01-01
LSI LOGIC CORP
filed 1995-02-08
CIK 703360

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 1, 1995

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                   TO

                        COMMISSION FILE NUMBER: 0-11674

                             LSI LOGIC CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                   DELAWARE                                     94-2712976
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

           1551 MCCARTHY BOULEVARD
             MILPITAS, CALIFORNIA                                 95035
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 433-8000
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
- - --------------------------------------------------------------------------------------------
        Common Stock, $0.01 par value                    New York Stock Exchange
       Preferred Share Purchase Rights                   New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  YES  X   NO
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on February 2, 1995 as reported on the New York Stock Exchange, was approximately $2,188,655,275. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 2, 1995, registrant had 57,183,177 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Proxy Statement for registrant's 1995 Annual Meeting of
Stockholders is incorporated by reference into Part III of this Form 10-K
Report.
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     LSI Logic Corporation (the "Company") is a leader in the design, development, manufacture and marketing of high performance application-specific integrated circuits ("ASICs"). The Company uses advanced process technology and design methodology to design and develop highly complex ASICs and other integrated circuits. The Company's sub-micron process technologies combined with its product libraries, including CoreWare libraries, provide the Company with the ability to integrate system level solutions on a single chip.

     The Company focuses its product marketing strategy primarily on original equipment manufacturers in the electronic data processing, telecommunications and certain office automation industries and, within these industries, emphasizes digital video, networking, desktop and personal computing and wireless communication applications. The Company increasingly directs its marketing and selling efforts towards a limited number of customers that are acknowledged industry leaders in these markets.

     The Company has developed and uses advanced manufacturing process technologies, including 0.6-micron and 0.5-micron complementary metal oxide semiconductor ("CMOS") processes, for the Company's advanced product offerings. As process technology becomes more sophisticated, allowing greater density and increased functionality on a single chip, the system-on-a-chip is becoming the foundation of the Company's approach to the marketplace. The Company's CoreWare methodology and sub-micron process technologies permit customers to combine microprocessor "engines", logic blocks (including industry standard functions, protocols and interfaces) and memory with a customer's proprietary logic on a single chip. This allows the customer to differentiate its product and optimize its application.

     The Company was incorporated in California on November 6, 1980 and reincorporated in Delaware on June 11, 1987. Its principal offices are located at 1551 McCarthy Boulevard, Milpitas, California 95035, and its telephone number at that location is (408) 433-8000. Except where otherwise indicated, references to the "Company" means LSI Logic Corporation and its majority- and wholly-owned subsidiaries.

BUSINESS STRATEGY

     The Company's objective is to design and manufacture highly integrated, complex semiconductor devices that provide its customers with system-level solutions on silicon thereby allowing customers to get to market rapidly with differentiated systems and products. To achieve this objective, the Company has implemented a business strategy incorporating the following key elements:

     - Target Growth Markets and Selected Customers. The Company has increasingly directed its marketing and selling efforts toward selected customers in certain growth markets. The Company targets high growth end markets which are characterized by increasingly shortened product cycles and ongoing changes in technological standards and performance requirements. As a result, customers in these markets tend to benefit from the flexibility of the Company's customized ASIC design methodology to help differentiate their products while still complying with existing and emerging global industry standards such as Ethernet and ATM (Asynchronous Transfer Mode) in the networking market, PCI bus interface in the personal computer market and MPEG2 (Motion Picture Experts Group) for video compression applications in the digital video market.

     - Emphasize CoreWare Methodology. The Company's CoreWare product library approach and its sub-micron process technologies permit system-level integration of microprocessors, logic blocks (including industry standard functions, protocols and interfaces), memory and customer specific proprietary logic functions on a single piece of silicon. This methodology enables customers to improve the performance and reliability of their products and differentiate their products while shortening product development cycles and lowering development costs.

     - Promote Highly Integrated Design and Manufacturing Technology. The Company's proprietary computer-aided design tools are highly integrated with the Company's manufacturing process requirements, thereby providing high predictability that the product's physical performance will mirror the computer simulation of the chip and affording high predictability of performance of products developed using the Company's design methodology. The Company's sophisticated design tools, advanced process technology and sub-micron manufacturing capability are intended to provide customers highly integrated solutions that work right the first time.

     - Flexibility in Design Engineering. The Company provides customers with a comprehensive approach and a continuum of solutions for the design and manufacture of ASICs. This allows customers substantial flexibility in how they proceed with an ASIC design project. A customer may establish product specifications for implementation into a particular chip design by the customer's engineers, by the Company's engineers on a "turn-key" basis or through a collaborative effort. The Company's design environment includes expanded interface capabilities to certain third party EDA software design tools from companies such as Cadence Design Systems, Inc., Mentor Graphics Corporation and Synopsys, Inc.

     - Maintain High-Quality and Cost-Effective Manufacturing. The Company believes that owning its wafer manufacturing facilities not only provides access to capacity but also improves quality, cost-effectiveness, responsiveness to customers, ability to implement leading-edge process technology and improve time-to-market as compared to companies that do not own their own wafer fabrication facilities. The Company's manufacturing operations are located in the United States, Japan and Hong Kong. The Company performs substantially all of its packaging, assembly and final test operations through third party subcontractors in various locations. During 1994, the Company's United States production operations received ISO-9002 certification, an important international measure for quality.

     - Offer Worldwide Services. The Company markets its products and services on a worldwide basis through its direct sales, marketing and field technical staff of approximately 750 employees (including its subsidiaries in Europe, Canada and Japan), and through independent sales representatives and distributors. The Company operates over 25 design centers around the world to assist customers in product design activities. The Company's network of design centers allows the Company to provide its customers with highly experienced engineers to interact with customer engineering management and system architects to develop designs for new products and to provide continuing after-sale customer support.

PRODUCTS AND SERVICES

  Engineering

     The Company has developed and offers to customers a wide variety of engineering design services. The Company's engineering design service approach allows the customers to determine the level of participation which the customers will have in the design process. The Company may provide complete "turn-key" engineering support for design projects where the customer provides high-level functional objectives. This type of engineering support is well suited for a customer's system-level design project in which the Company is engaged to utilize one or more of its CoreWare library elements for delivering a system on a single chip. However, the customer may also perform substantial design activity on its own using either the Company's C-MDE design tools or any of a variety of third party EDA vendor's design tools. Access to the Company's C-MDE design tools is available at each of the Company's design centers and for installation at a customer's site pursuant to a licensing agreement with the Company. See "Properties." In addition, customers' designs that have originated through the use of certain third party EDA vendors' design tools are transferrable into the Company's ASIC design environment for manufacture of ASIC devices by the Company.

     The Company makes available various library elements, including semiconductor macrocells (the basic silicon structures used in the design of logic circuits and the larger predefined functional building blocks "megacells" and "megafunctions"), technology data bases and design automation software programs. The most complex of the Company's library elements are called cores which are comprised of predefined and pretested cells of industry standard functions, protocols and interfaces.

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

     After completion of the engineering design effort, the Company produces and tests prototype circuits for shipment to the customer. Thereafter, the Company will commence volume production of integrated circuits that have been developed through one or more of the arrangements described above in accordance with the customer's quantity and delivery requirements. The Company generally does not have long-term volume production contracts with its customers. Whether any specific ASIC design will result in volume production orders and the quantities included in any such orders are factors beyond the control of the Company. Insufficient orders will result in underutilization of the Company's manufacturing facilities which would adversely impact the Company's operating results.

  Components

     The Company makes available product solutions based upon metal programmable array, cell-based and Embedded Array product architectures. The Company emphasizes its CoreWare product library approach which permits customers to improve the performance and reliability of their products. The Company also offers products implementing the customer's own proprietary logic. The Company offers a wide variety of die sizes and functionality configurations which are available in different feature sizes and are based on different process technologies.

     A metal programmable array, also known as a gate array, is a matrix of uncommitted transistors contained on a single chip. The gate array is "programmed" (i.e., customized) only in the last steps of the fabrication process. This enables the manufacturer to produce large quantities of uncommitted gate arrays, known as "base arrays," and to benefit from the economies of volume chip production. These basic silicon substrates are designed and manufactured in a fashion similar to standard integrated circuits. The individual elements are interconnected at the metallization step in the manufacturing process to implement user defined functions. Gate arrays, when compared to many standard logic circuits, provide the system manufacturer with lower cost, higher reliability, lower power consumption, increased performance and smaller end products.

     The Company emphasizes its proprietary Channel-Free gate array architecture for gate array designs. The Company's gate array products offer high levels of design complexity. Base arrays for the Company's different gate arrays are mass produced in a variety of die sizes and are held in inventory by the Company for customization at a later time. During customization, the array is programmed quickly by the interconnection of its logic elements into the circuit specified by the customer.

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

     In addition, the Company offers its customers the opportunity to create proprietary base wafers by utilizing a combination of the Company's standard cell technology with metal programmable Channel-Free gate array technology. This Embedded Array product option can provide the customer with both high performance and density features normally associated with cell-based technology and with fast turnaround times resembling those available only for gate array-based designs.

     During 1994, the Company continued expanding its ASIC product lines and its CoreWare product library elements. CoreWare library elements are complex VLSI or large system-level pre-designed building blocks of integrated circuit logic functions. CoreWare elements may be either developed by the Company or acquired under technology transfer or licensing agreements between the Company and other developers. In addition, CoreWare elements are highly integrated for use with the Company's proprietary software design tools and those advanced manufacturing processes to which individual cores are targeted.

     The Company intends the CoreWare libraries it offers to be based upon industry standard functions, protocols and interfaces, thereby positioning them to be useful in a wide variety of systems applications. The additional capability afforded by the Company's CoreWare product libraries allows customers to increase functional integration, including system-level applications on a single chip. The Company's CoreWare product libraries are designed to be used with the customer's proprietary logic in gate array, cell-based or Embedded Array product designs based upon the Company's design methodology. Expansion of the Company's CoreWare library elements continued during 1994 and is expected to continue into the foreseeable future.

     The Company is increasingly emphasizing engineering development and acquisition of CoreWare libraries and integration of CoreWare libraries into its ASIC design capabilities in the Company's transition from manufacturing products substantially based on the customer's proprietary logic design to emphasizing ASIC opportunities that utilize the Company's CoreWare product libraries. There can be no assurance, however, that the cores selected for investment of the Company's financial and engineering resources will enjoy market acceptance or that such cores can be successfully integrated into the Company's ASIC design environment on a timely basis. See "Marketing and Customers."

     Generally, new standard products developed by the Company are implementations of emerging industry standard functions that the Company is targeting for inclusion in its CoreWare library as well. The Company offers a family of high-speed digital signal and image processing devices that perform a wide variety of common digital signal processing operations. In 1994, the Company introduced both a single chip MPEG2 audio/video decoder as a standard product. To address the telecommunications market, the Company also approved in 1994 a portfolio of ATM-compliant application specific devices derived from the Company's ATMizer architecture. The Company also recently announced its HYDRA-XS four-chip solution as a 50MHz upgrade of its HYDRA product offering designed for Pentium processor-based symmetric multiprocessing systems.

MANUFACTURING

     The Company's manufacturing operations convert a customer's design into packaged silicon chips and support customer volume production requirements. Manufacturing begins with fabrication of uncommitted wafers (for gate array ASICs) or custom diffused wafers (for cell-based ASICs). Although base layers for cell-based designs are themselves customized, gate array wafers are not and therefore may be inventoried by the Company pending customization accomplished in the metallization stage of fabrication. In the next stage of manufacture, metallization, layers of metal interconnects are diffused onto the wafer using customized masks. Wafers are then tested, cut into die and sorted. The die that have passed initial test are then assembled (embedded in and connected to one of a wide variety of packages) and encapsulated. The finished devices then undergo additional tests before shipment.

     Currently, the Company's manufacturing facilities are located in the United States, Japan and the Far East. Management and control of manufacturing operations is performed by the Company's Hong Kong affiliate. Substantially all of the Company's wafers are manufactured at its two wafer fabrication facilities in Japan. In the first quarter of 1995, the Company became the sole owner of those Japanese facilities, through the purchase of the former co-owner's minority interest. Final assembly and test operations are conducted by the Company's Hong Kong affiliate through independent subcontractors, and through the Company's Fremont, California facility. In July 1997, Hong Kong will come under the complete control of the Chinese government. There can be no assurance that the Company and its affiliates will not experience a disruption in the flow of products as a result of a reversion of control of Hong Kong to China, which would cause a material adverse impact on the Company's operating results. In addition to the possible reversion of Hong Kong to Chinese control, any political or economic disruptions in the countries where the subcontractors are located, could result in a material adverse impact on the Company's operating results.

     The Company utilizes various high performance CMOS process technologies in the volume manufacture of its products. The Company's newest facility in Japan utilizes advanced process technologies in conjunction with computer integrated manufacturing to produce both 0.6-micron products containing up to 600,000 gates (or up to 2.4 million transistors on a single chip) and 0.5-micron products containing up to 1.5 million gates (or up to 9 million transistors on a single chip) and offers customers a high-volume, reliable source for manufacturing. This 50,000 square foot facility has a highly automated production line, providing greater productivity and product quality. Decisions such as prioritization of specific customer requirements or maximizing machine efficiencies can be made rapidly with the aid of computer integrated manufacturing. The equipment installed at this facility accommodates both current and expected future process requirements and automation standards. When fully utilized, the new facility will double the Company's manufacturing capacity provided by its other facilities.

     Disruption of operations at any of the Company's primary manufacturing facilities, particularly the Company's Japanese facilities, or any of its subcontractors for any reason, including work stoppages, fire, earthquake or other natural disasters, would cause delays in shipments of the Company's products. There can be no assurance that alternate capacity, particularly wafer production capacity, would be available on a timely basis or at all, or that if available, they could be obtained on favorable terms. The Company has been operating most of its manufacturing facilities at or close to capacity during the last year. Although the Company currently has plans to increase its production capacity through the installation of new production equipment at its Japanese manufacturing facilities and its other facilities and is evaluating other ways to increase capacity, there is no assurance that the Company will be able to expand its manufacturing capacity to meet expected future demand, which could result in a loss of customers and could materially and adversely affect the Company's operating results. In addition, if demand for the Company's products does not absorb the additional capacity, the increase in fixed costs and operating expenses related to increases in production capacity may materially and adversely affect the Company's operations. The Company has in the past and will in the future, consider developing foundry relationships with certain other semiconductor manufacturers whereby the Company may purchase quantities of wafers (both unmetallized and metallized) that are manufactured to the Company's specifications.

     The semiconductor industry is capital intensive. In order to remain competitive, the Company must continue to make significant investments in new facilities and capital equipment. In the last four years, the Company has expended approximately $490 million for property and equipment. The Company expects to spend approximately $150 million for capital expenditures during 1995 and significant amounts in subsequent periods on facilities and capital equipment. There can be no assurance that the Company will have the resources available when needed to meet these requirements. The Company may be required to seek additional equity or debt financing to fund further expansion of its fabrication capacity or for other purposes. There can be no assurance that such additional financing will be available when needed or, if available, will be on satisfactory terms. In addition, these significant capital expenditures result in a relatively high level of fixed costs. Accordingly, fluctuations in revenues may significantly affect profitability.

     In the assembly process, the fabricated circuit is encapsulated into ceramic or plastic packages. The Company has developed a network of offshore third-party assembly and final test subcontractors for plastic packaging. Plastic packaging is normally associated with lower cost, commercially oriented products. The Company has benefitted from the cost savings associated with these third-party subcontractors. The Company performs ceramic package assembly for its products at its Fremont, California facility. Ceramic packaging is primarily utilized in applications involving the need to protect the circuit against a potentially harsh operating environment, such as in military applications. The Fremont assembly line has been specially equipped to support both the packaging needs of military as well as selected commercial applications. The proportion of ceramic packaging being done by independent assembly plants continues to increase and the Company has begun ceramic packaging offshore.

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

     Certain of the raw materials used in the manufacture of circuits are available from a limited number of suppliers in the United States and elsewhere. For example, for several types of the integrated circuit packages that are purchased by the Company, as well as by the majority of other companies in the semiconductor industry, the Company must rely on one vendor for the majority of its supply. The Company has in the past experienced, and anticipates that it may in the future experience, difficulty in obtaining the most advanced plastic or ceramic packaging for integrated circuits, which can cause shipment delays. The Company does not have long-term fixed supply contracts with its suppliers. Shortages could occur in various essential materials due to interruption of supply or increased demand in the industry. If the Company were unable to procure certain of such materials from any source, it would be required to reduce its manufacturing operations. To date, the Company has experienced no significant difficulty in obtaining the necessary raw materials. The Company's operations depend upon a continuing adequate supply of electricity, natural gas and water.

     The semiconductor industry historically has been characterized by wide fluctuations in product supply and demand. From time to time the industry also has experienced significant downturns, often in connection with, or in anticipation of maturing product cycles (of both the semiconductor companies and their customers) and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity and subsequent accelerated erosion of average selling prices, and in some cases, have lasted for more than a year. For example, the Company believes that its operating results were adversely affected by an industry-wide downturn in the demand for semiconductors beginning in 1990, culminating in the Company's 1992 restructuring charge and reorganization of its operations. Currently, the semiconductor industry in general, including the Company, is experiencing a period of increased demand. There is no assurance that current levels of demand for semiconductor products will continue. The Company may experience substantial period-to-period fluctuations in future operating results due to general industry conditions or events occurring in the general economy and the Company's business could be materially and adversely affected by a significant industry-wide downturn in the future.

     Over the past five years, the Company has restructured its worldwide manufacturing operations. This process has included, among other things, the closing of older process technology operations in Germany, the United Kingdom and Canada, the consolidation of certain manufacturing to facilities in the United States and Japan, and the transfer of certain packaging, assembly and final test operations to subcontractors in various locations. The Company continues to evaluate its worldwide manufacturing operations to effect additional cost-savings and technological improvements.

     To remain competitive, the Company must develop and implement new process technologies in order to reduce semiconductor die size, increase device performance and improve manufacturing yields, to adapt products and processes to technological changes and adopt emerging industry standards. If the Company is not able to successfully implement new process technologies and to achieve volume production of new products at acceptable yields using new manufacturing processes, the Company's operating results will be adversely affected.

     Development of advanced manufacturing technologies in the semiconductor industry frequently requires that critical selections be made as to those vendors from which essential equipment (including future enhancements) and after sales services and support will be purchased. Similarly, procurement of certain types of materials required by the Company's manufacturing technologies are closely linked with certain equipment selections. When the Company implements specific technology choices, it may become dependent upon certain sole- or single- source vendors. Accordingly, the Company's capability to switch to other technologies and vendors may be substantially restricted and may involve significant expense and delay in the Company's technology advancements and manufacturing capabilities. The semiconductor equipment and materials industries also include a number of vendors that are relatively small and have limited resources. Several of these vendors provide equipment and or services to the Company. The Company does not have long-term supply or service agreements with vendors of certain critical items. Additionally, there can be no assurance that disruptions in these vendors' ability to perform will not occur. Should the Company experience such disruptions, the Company's operations could be adversely affected.

     In countries in which the Company is conducting business in local currency, currency exchange fluctuations could adversely affect the Company's revenues and costs. A substantial portion of the costs of the Company's manufacturing operations are denominated in Japanese yen. In addition, the Company purchases a substantial portion of its raw materials and equipment from foreign suppliers and incurs labor costs in foreign locations. A portion of these transactions are denominated in currencies other than in U.S. dollars, principally in Japanese yen. International sales are generally denominated in local currencies. The Company also has borrowings denominated in yen, which totaled approximately 14 billion yen (approximately $142 million) at December 31, 1994. Such transactions and borrowings expose the Company to exchange rate fluctuations for the period of time from inception of the transaction until it is settled. In recent years, the yen has fluctuated substantially against the U.S. dollar. The Company has entered and will from time to time enter into hedging transaction in order to minimize exposure to currency rate fluctuations. There can be no assurance that such hedging transactions will minimize exposure to currency rate fluctuations or that fluctuations in the currency exchange rates in the future will not have an adverse impact on the Company's results of operations. In addition, there can be no assurance that inflation rates in countries where the Company conducts operations will not adversely affect the Company's operating results in the future.

     Both manufacturing and sales of the Company's products may be affected adversely by political and economic conditions abroad. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export compliance laws or other trade policies, could affect adversely the Company's ability to manufacture or sell in foreign markets.

MARKETING AND CUSTOMERS

     The Company has focused its marketing efforts primarily on the electronic data processing, telecommunications and certain office automation industries and, within these industries emphasizes digital video, networking, desktop and personal computing and wireless communication applications.

     The Company has increasingly directed its marketing and selling efforts towards selected customers that are acknowledged industry leaders in these markets. The Company's strategy is to leverage its systems-level ASIC strength to shift its emphasis from the small design "glue logic" type of account to the type of account where the Company can bring greater intellectual property to the relationship. The Company, however, expects that this strategy will result in the Company becoming increasingly dependent on a limited number of customers for a substantial portion of its revenues. For example, during 1994, 58% of the Company's revenues were generated from sales to its top ten customers.

     The Company markets its products and services through its worldwide direct sales and marketing organization which consists of approximately 750 employees (including subsidiaries), and through independent sales representatives and distributors. All of the Company's design centers also include a direct sales office. See "Properties." For information concerning foreign operations, see
Note 9 of Notes to Consolidated Financial Statements. International sales are generally denominated in local currencies. International sales are subject to risks common to export activities, including governmental regulations, trade barriers, tariff increases and currency fluctuations. To date, the Company has not experienced any material difficulties because of these risks.

     In 1994, 1993 and 1992 Sun Microsystems, Inc. accounted for approximately 14%, 12%, and 15%, respectively, of the Company's revenues. In 1994, Intel Corporation accounted for approximately 11% of the Company's revenues.

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

COMPETITION

     The Company's competitors include many large domestic and foreign companies which have substantially greater financial, technical and management resources than the Company, as well as emerging companies attempting to sell products to specialized markets such as those addressed by the Company. Several major diversified electronics companies, including Fujitsu, Ltd., Toshiba Corporation, NEC Corporation and a number of United States semiconductor manufacturers, including AT&T, Motorola Inc. and Texas Instruments Incorporated, offer ASIC products and/or offer products which are competitive to the product lines of the Company. In addition, there is no assurance that certain large customers, some of whom the Company has licensed to use elements of its process and product technologies, will not develop internal design and production operations to produce their own ASICs.

     The principal factors on which competition in the ASIC market is based include design capabilities (including both the software design tool features, compatibility with industry standard design tools, CoreWare library and the skills of the design team), quality, delivery time and price. The Company believes that it presently competes favorably with respect to these factors, and that its success will depend on its continued ability to provide its customers with a complete range of design services, products and manufacturing capabilities. There can be no assurance, however, that other custom logic design approaches will not be developed which could have an adverse impact on the Company's business and results of operations.

     The Company is increasingly emphasizing its CoreWare product offerings and methodology. The Company believes that this strategy presents a new business opportunity for which the Company believes it has a present competitive advantage. Although there may be other companies that offer similar types of products, the Company currently offers different capabilities than those companies. As the market for the CoreWare approach grows, the Company expects alternative solutions to be offered by its competitors and that competition will intensify. There can be no assurance that the Company's CoreWare product approach will receive market acceptance, that a competitor's product will not achieve greater acceptance or that as competition intensifies, the Company's future operating results will not be adversely impacted. Important competitive factors will include the content, quantity and quality of CoreWare library elements available, the quality of process technology, the ability of a company to offer its customers systems-level expertise and the ability of a customer to customize and differentiate its product. There can be no assurance that the Company will be able to compete favorably in these areas.

RESEARCH AND DEVELOPMENT

     The semiconductor industry is characterized by rapid changes in both product and process technologies. Because of continual improvements in these technologies, the Company believes that its future success will depend, in part, upon its ability to continue to improve its product and process technologies and to develop new technologies in a cost effective manner in order to maintain the performance advantages of its products and processes relative to competitors, to adapt products and processes to technological changes and to adopt emerging industry standards. If the Company is not able to successfully implement these new process technologies and to achieve volume production of new products at acceptable yields using new manufacturing processes, the Company's operating results will be adversely affected.

     The Company's research and development emphasizes the development of new advanced products, improvements in process technologies, enhancements of design automation software capabilities, and cost reduction of existing products. During 1994, 1993 and 1992, the Company expended $98,978,000, $78,995,000 and $78,825,000, respectively, on its research and development activities. The Company expects to continue to make significant investments in research and development activities and believes such investments are critical to its ability to continue to compete with other ASIC manufacturers. See "Management's Discussion and Analysis."

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

     As is typical in the semiconductor industry, the Company has from time to time received, and may in the future receive, communications from other parties asserting patent rights, mask work rights, copyrights or trademark rights that such other parties allege cover certain of the Company's products, processes, technologies or information. Several such assertions relating to patents are in various stages of evaluation. The Company is considering whether to seek licenses with respect to certain of these claims. Litigation has arisen with respect to one of these assertions. Based on industry practice, the Company believes that licenses or other rights, if necessary, could be obtained on commercially reasonable terms. Nevertheless, no assurance can be given that licenses can be obtained, or if obtained will be on acceptable terms or that litigation or other administrative proceedings will not occur. The inability to obtain licenses or other rights or to obtain such licenses or rights on favorable terms or litigation arising out of such other parties' assertions, could have a material adverse effect on the Company's future operating results. See "Legal Proceedings."

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

EMPLOYEES

     At January 1, 1995, the Company and its subsidiaries had approximately 3,750 employees, including approximately 750 in field marketing and sales, approximately 445 in product marketing and support, approximately 625 in engineering and research and development activities, approximately 1,430 in manufacturing and approximately 260 in executive and administrative activities.

     The Company's future success depends in large part on the continued service of its key technical and management personnel and on its ability to continue to attract and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on the Company. The Company has never had a work stoppage, slow-down or strike and no United States employees are represented by a labor organization. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

     The following table sets forth certain information concerning the Company's principal facilities.

Principal Locations

 NO. OF                           LEASED/     TOTAL
BUILDINGS         LOCATION        OWNED      SQ. FT.                         USE
- - ---------     ----------------    ------     --------    -------------------------------------------
    7         Milpitas, CA        Leased      485,760    Corporate Offices, Administration,
                                                         Engineering, Manufacturing
    1         Fremont, CA         Leased       74,000    Manufacturing
    1         Fremont, CA         Owned        65,000    Manufacturing
    2         Santa Clara, CA     Leased       83,290    Research and Development
    1         Fremont, CA         Leased       39,246    Shipping and Receiving
    1         Bracknell,          Leased       18,000    Executive Offices, Design Center Sales
              United Kingdom
    1         Tokyo, Japan        Leased       24,263    Executive Offices, Design Center Sales
    2         Tsukuba, Japan      Owned       221,000    Executive Offices, Manufacturing
    1         Calgary, Canada     Leased       15,000    Executive Offices, Design Center Sales
    1         Tsuen Wan, Hong     Owned        26,000    Manufacturing, Assembly & Test
              Kong

     The Company maintains leased regional office space for its field sales offices at the locations described below, some of which also contain design centers as indicated. In addition, the Company maintains design centers at various distributor locations.

Regional Offices

                 U.S. LOCATIONS:                         NON-U.S. LOCATIONS:
        ----------------------------------        ----------------------------------
        *Encino, CA                               *Burnaby, British Columbia, Canada
         Grass Valley, CA                         *Etobicoke, Ontario, Canada
        *Irvine, CA                               *Kanata, Ontario, Canada
         Mountain View, CA                        *Montreal, Quebec, Canada
         San Diego, CA                            *Paris, France
         Boca Raton, FL                           Berlin, Germany
        *Melbourne, FL                            *Munich, Germany
         Atlanta, GA                              *Stuttgart, Germany
        *Schaumburg, IL                           *Ramat Hasharon, Israel
        *Waltham, MA                              *Milan, Italy
        *Bethesda, MD                             *Osaka, Japan
        *Minneapolis, MN                          *Seoul, Korea
        *Raleigh, NC                              *Livingstone, Scotland
        *Edison, NJ                               Madrid, Spain
         Hopewell Junction, NY                    *Kista, Sweden
         Victor, NY                               *Taipei, Taiwan
         Beaverton, OR
         Hanover, PA
         Austin, TX
        *Dallas, TX
         Houston, TX
        *Bellevue, WA

- - ---------------

* Indicates location of Design Center as well as Sales Office

     Leased facilities described above are subject to operating leases which expire in 1995 through 2005. See Note 10 of Notes to Consolidated Financial Statements.

     Although the Company has plans to acquire additional equipment, the Company believes that its existing facilities and equipment are well maintained, in good operating condition and are adequate to meet its current requirements.

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

     In the ITC action, TI sought to prohibit the importation into the U.S. of such plastic encapsulated devices assembled offshore and to enjoin the sale of any inventory of such devices which were previously imported. On October 15, 1991, the Administrative Law Judge ("ALJ") determined that the TI patent was valid and that the plastic encapsulation process used by the Company referred to as "opposite-side" gated encapsulation infringed the TI patent. The ALJ also determined that the plastic encapsulation process referred to as "same-side" gated encapsulation did not infringe the TI patent. On December 3, 1991, the ITC issued a notice of its intent not to review the ALJ's determination on non-infringement by the "same-side" gated process, thereby confirming the ALJ's determination. On February 19, 1992, the ITC issued its final order which confirmed the ALJ's determination regarding validity of the TI patent and infringement by the "opposite-side" gated process. Pursuant thereto, the ITC issued a limited exclusion order applicable to future imports of integrated circuits manufactured using the "opposite-side" gated process into the United States and a cease and desist order applicable to sales of previously imported integrated circuits manufactured using the "opposite-side" gated process. Since August 23, 1994, the expiration date of the TI patent, the ITC final order no longer operates to exclude from importation any integrated circuit devices regardless of the manner in which they are packaged. Since the beginning of 1992, the Company's plastic encapsulation operations have only used the non-infringing "same-sided" gating process. The Court of Appeals for the Federal Circuit has affirmed the ruling of the ITC in all respects in March 1993.

     In TI's United States District Court action, TI originally sought to enjoin the Company from assembling and selling plastic encapsulated integrated circuits in the U.S. However, both patents in the case have since expired so an injunction will not be available. In addition, TI seeks damages in an unspecified amount for alleged prior patent infringement. A trial date has been set for April 1995.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company has paid no cash dividends on its Common Stock since its incorporation and anticipates that for the foreseeable future it will continue to retain any earnings for use in its business.

     The Company's Common Stock is traded on the NYSE under the symbol LSI. The following table sets forth, for the periods indicated, high and low sale prices for the Common Stock on the NYSE.

                                                                      HIGH        LOW
                                                                      ---         ---
        FISCAL 1993
          First Quarter.............................................  $14 1/8     $10 1/4
          Second Quarter............................................   15 1/2      10 1/2
          Third Quarter.............................................   19 1/4      14 1/4
          Fourth Quarter............................................   17 1/8      13
        FISCAL 1994
          First Quarter.............................................   23          15 1/2
          Second Quarter............................................   26 3/8      16 3/4
          Third Quarter.............................................   35 3/4      22 7/8
          Fourth Quarter............................................   45 3/8      34 5/8
        FISCAL 1995
          First Quarter (through February 7, 1995)..................   47 3/4      36 1/2

     On February 7, 1995, the last reported sale price of the Common Stock on the NYSE was $46 5/8 per share. As of December 31, 1994, there were 1,732 holders of record of the Common Stock of the Company.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                          YEAR ENDED DECEMBER 31,
                                                                          -------------------------------------------------------
                                                                            1990       1991       1992        1993        1994
                                                                          --------   --------   ---------   --------   ----------
(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA(1):
Revenues................................................................  $655,491   $697,838   $ 617,468   $718,812   $  901,830
                                                                          --------   --------   ---------   --------   ----------
Costs and expenses:
  Cost of revenues......................................................   443,759    457,692     408,318    438,523      520,150
  Research and development..............................................    60,196     80,802      78,825     78,995       98,978
  Selling, general and administrative...................................   117,318    136,811     129,254    117,452      124,936
  Restructuring of operations...........................................    44,000      5,626     101,785         --           --
                                                                          --------   --------   ---------   --------   ----------
    Total costs and expenses............................................   665,273    680,931     718,182    634,970      744,064
                                                                          --------   --------   ---------   --------   ----------
Income (loss) from operations...........................................    (9,782)    16,907    (100,714)    83,842      157,766
Interest expense........................................................   (21,256)   (19,371)    (11,567)    (9,621)     (18,455)
Interest income and other...............................................    12,517     14,722      12,413      6,500       16,858
                                                                          --------   --------   ---------   --------   ----------
Income (loss) before income taxes, minority interest and extraordinary
  credit................................................................   (18,521)    12,258     (99,868)    80,721      156,169
Provision for income taxes..............................................    11,685      6,129       8,521     24,221       43,679
                                                                          --------   --------   ---------   --------   ----------
Income (loss) before minority interest and extraordinary credit.........   (30,206)     6,129    (108,389)    56,500      112,490
Minority interest in net income (loss) of subsidiaries..................     1,065     (2,212)      1,819      2,750        3,747
                                                                          --------   --------   ---------   --------   ----------
Income (loss) before extraordinary credit...............................   (31,271)     8,341    (110,208)    53,750      108,743
Extraordinary credit resulting from the retirement of debt..............       955         --          --         --           --
                                                                          --------   --------   ---------   --------   ----------
Net income (loss).......................................................  $(30,316)  $  8,341   $(110,208)  $ 53,750   $  108,743
                                                                          ========   ========   =========   ========    =========
Primary income (loss) per share:
  Net income (loss) before extraordinary credit.........................  $  (0.74)  $   0.19   $   (2.48)  $   1.09   $     1.98
  Extraordinary credit..................................................      0.02         --          --         --           --
                                                                          --------   --------   ---------   --------   ----------
  Net income (loss) per share...........................................  $  (0.72)  $   0.19   $   (2.48)  $   1.09   $     1.98
                                                                          ========   ========   =========   ========    =========
  Fully diluted net income per share....................................         *          *           *   $   1.05   $     1.85
                                                                                                            ========    =========
Common shares and common share equivalents used in computing per share amounts:
  Primary...............................................................    42,063     43,376      44,478     49,531       54,953
                                                                          ========   ========   =========   ========    =========
  Fully diluted.........................................................         *          *           *     54,813       62,714
                                                                                                            ========    =========

                                                                                            AS OF DECEMBER 31,
                                                                          -------------------------------------------------------
                                                                            1990       1991       1992        1993        1994
                                                                          --------   --------   ---------   --------   ----------
(in thousands)
BALANCE SHEET DATA(2):
Working capital.........................................................  $231,248   $225,193   $ 133,640   $230,513   $  422,916
Total assets............................................................   771,682    748,456     747,438    859,010    1,270,374
Long-term debt, capital lease obligations and other long-term
  liabilities...........................................................   189,785    166,107     218,837    246,314      288,496
Stockholders' equity....................................................   267,729    293,075     197,728    292,434      544,906

QUARTERLY FINANCIAL DATA(1):

                                                              1993                                      1994
                                           ------------------------------------------   -----------------------------------------
                                             FIRST      SECOND     THIRD      FOURTH      FIRST     SECOND     THIRD      FOURTH
(in thousands, except per share data)       QUARTER    QUARTER    QUARTER     QUARTER    QUARTER    QUARTER   QUARTER     QUARTER
                                            -------    --------   --------   --------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Revenues..................................  $168,928   $177,080   $183,761   $189,043   $193,812   $212,106   $240,218   $255,694
                                            --------   --------   --------   --------   --------   --------   --------   --------
Costs and expenses:
  Cost of revenues........................   103,921    108,246    112,001    114,355    115,387    123,337    138,219    143,207
  Research and development................    18,998     19,408     19,134     21,455     23,141     22,467     26,834     26,536
  Selling, general and administrative.....    29,205     29,007     29,910     29,330     29,457     31,102     30,645     33,732
                                            --------   --------   --------   --------   --------   --------   --------   --------
    Total costs and expenses..............   152,124    156,661    161,045    165,140    167,985    176,906    195,698    203,475
                                            --------   --------   --------   --------   --------   --------   --------   --------
Income from operations....................    16,804     20,419     22,716     23,903     25,827     35,200     44,520     52,219
Interest expense..........................    (2,175)    (2,384)    (2,538)    (2,524)    (3,788)    (5,665)    (4,822)    (4,180)
Interest income and other.................     1,697      2,512      1,818        473      4,798      4,127      3,263      4,670
                                            --------   --------   --------   --------   --------   --------   --------   --------
Income before income taxes and minority
  interest................................    16,326     20,547     21,996     21,852     26,837     33,662     42,961     52,709
Provision for income taxes................     4,901      6,164      6,599      6,557      7,514      9,425     12,028     14,712
Minority interest in net income (loss) of
  subsidiaries............................       814      1,313      1,022       (399)       (32)       799      1,465      1,515
                                            --------   --------   --------   --------   --------   --------   --------   --------
Net income................................  $ 10,611   $ 13,070   $ 14,375   $ 15,694   $ 19,355   $ 23,438   $ 29,468   $ 36,482
                                            ========   ========   ========   ========   ========   ========   ========   ========
Primary net income per share..............  $   0.22   $   0.27   $   0.29   $   0.31   $   0.37   $   0.44   $   0.52   $   0.62
                                            ========   ========   ========   ========   ========   ========   ========   ========
Fully diluted net income per share........     *          *          *       $   0.30   $   0.36   $   0.41   $   0.49   $   0.59
                                                                             ========   ========   ========   ========   ========
Common shares and common share equivalents
  used in computing per share amounts
  Primary.................................    47,452     48,874     50,249     50,936     51,631     53,112     56,394     58,851
                                            ========   ========   ========   ========   ========   ========   ========   ========
  Fully diluted...........................     *          *          *         56,042     57,582     64,051     63,938     64,718
                                                                             ========   ========   ========   ========   ========

- - ---------------

  * Fully diluted amount disclosures are not required because they are substantially the same as primary amounts disclosed for these periods.

(1) The Company's fiscal year ends on the Sunday closest to December 31. For presentation purposes, the consolidated financial statements refer to December 31 as year end. Fiscal 1993 was a 53-week year, whereas, 1994, 1992, 1991 and 1990 were 52-week years. The fourth quarter of 1993 was a 14-week quarter, whereas the first, second and third quarters were 13-week quarters. The additional week in the fourth quarter of 1993 did not have a significant impact on the Company's results of operations.

(2) Certain reclassifications have been made to the 1992 and 1993 consolidated financial statements to conform to the 1994 presentation. Such reclassifications had no effect on results of operations or stockholders' equity. Excludes the effect of the Company's January 26, 1995 acquisition of all minority-owned common shares (a 45% interest) of its Japanese manufacturing subsidiary as well as the defeasance of the resultant debt. These activities had the effect of reducing minority interest in subsidiaries by $92.8 million and reducing cash by $125.9 million and increasing property and equipment by $33.1 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Revenues for the Company increased 25% to $902 million in 1994 compared to $719 million in 1993. Income from operations increased 88% to $158 million in 1994 compared to $84 million in 1993. Net income was $109 million in 1994 compared to $54 million in 1993. Fully diluted earnings per share increased to $1.85 per share in 1994 from $1.05 per share in 1993.

     The improvement in 1994 operating income resulted primarily from increased product demand, greater factory utilization, improved plant efficiencies and a shift in product mix combined with management's continuing cost containment efforts. In addition, the Company's Japanese manufacturing affiliate started volume production at its new wafer fabrication facility during 1994. The Company continued to lower operating costs and to focus its efforts on key strategic products resulting in higher profitability on increased revenues for each quarter throughout 1994.

     While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information, it is recommended that this discussion and analysis be read in conjunction with the balance of the Company's Annual Report on Form 10-K for the year ended January 1, 1995. The Company operates on a 52/53 week fiscal year which ends on the Sunday closest to December 31. Fiscal years 1994 and 1992 were 52-week years, whereas 1993 was a 53-week year. The additional week in fiscal 1993 did not have a significant effect on the Company's results of operations.

RESULTS OF OPERATIONS

     REVENUES The Company operates in one industry segment and designs, develops, manufactures and markets application-specific integrated circuit
(ASIC) technology and related products. Design and services revenues include engineering design services, licensing of the Company's advanced design tools software, and technology transfer and support services. Component sales generally are preceded by customer purchases of the Company's various design services. The Company's customers have used these services in the design of increasingly advanced integrated circuits characterized by increased functionality and performance. The proportion of revenues from ASIC design and related services compared to component product sales varies among customers depending upon their specific requirements. The following table presents components of revenue as a percentage of total revenues:

                                                              1994     1993     1992
                                                              -----    -----    -----
        Component products................................    89%      87%      83%
        Design and services...............................    11       13       17
                                                              -----    -----    -----
                                                              100%     100%     100%
                                                              =====    =====    =====

     Total revenues grew to $902 million in 1994 from $719 million in 1993. Total revenue growth and the increase in component product revenue as a percentage of total revenues in 1994 was primarily attributable to increased customer demand for the Company's products, including the Company's system-on-a-chip CoreWare products, the introduction of new products and increased manufacturing capacity as the Company's Japanese affiliate's new wafer manufacturing facility started volume production in 1994.

     Total revenue growth and the increase in component product revenue as a percentage of total revenues in 1993 was primarily attributable to expanded component product offerings and increasingly complex ASIC designs. Other factors contributing to the increase in 1993 revenues were increased demand for the Company's ASIC and Reduced Instruction Set Computing (RISC) products and a slight increase in average selling prices (ASPs), partially offset by lower demand in the military market and the discontinuance of certain commodity products.

     OPERATING COSTS AND EXPENSES Key elements of the consolidated statements of operations, expressed as a percentage of revenues, were as follows:

                                                             1994       1993      1992
                                                             ----       ----      -----
        Gross margin.......................................  42.3%      39.0%      33.9%
        Research and development expense...................  11.0       11.0       12.8
        Selling, general and administrative expense........  13.9       16.3       20.9
        Income (loss) from operations......................  17.5       11.7      (16.3)

     GROSS MARGIN Gross margin continued to improve in 1994 and in 1993 primarily as a result of greater factory utilization and improved plant efficiencies. In addition, volume production at the Company's new wafer fabrication facility in Japan during 1994, a shift in the Company's product mix, increased demand for the Company's sub-micron products and terms negotiated with third-party subcontractors also had a favorable impact on the gross margin during 1994.

     The Company's operating environment combined with the resources required to operate in the semiconductor industry requires managing a variety of factors such as factory capacity and utilization, manufacturing yields, product mix, availability of certain raw materials, terms negotiated with third-party subcontractors and foreign exchange fluctuations. Changes in the relative strength of the yen may have a greater impact on the Company's gross margin than other foreign exchange fluctuations due to the Company's large wafer fabrication operations in Japan. Volume production capacity at the second Japanese wafer fabrication facility is expected to continue to increase throughout 1995, thereby significantly increasing factory capacity by the end of 1995. In the event that demand for the Company's products does not absorb this additional capacity at a sufficient rate, the Company's gross margin could be negatively impacted in 1995.

     RESEARCH AND DEVELOPMENT Although research and development (R&D) expenditures increased by $20 million, R&D expenses as a percentage of revenues (11%) in 1994 remained approximately the same as in 1993. The level of R&D spending is attributed to the Company's continued commitment to technological leadership in the ASIC, CoreWare and application-specific standard product
(ASSP) markets. The Company anticipates continuing its investment in R&D at a rate between 10-12% of revenues in future years. During 1994, this investment was primarily for development of advanced manufacturing processes, development of new advanced products, and enhancements of the Company's design automation software capability. R&D expenses in 1993 decreased as a percentage of revenues primarily due to higher revenues in 1993.

     SELLING, GENERAL AND ADMINISTRATIVE Selling, general and administrative (SG&A) expenses as a percentage of revenues decreased to 14% in 1994 compared to 16% in 1993 and 21% in 1992. The decline in SG&A expenses as a percentage of revenues in 1994 and 1993 was primarily a result of increased revenues and management's continuing cost containment efforts since the 1992 restructuring.

     RESTRUCTURING In 1992, the Company's cost structure, combined with worldwide economic conditions and declines in the military, aerospace, European and personal computer markets, made it difficult to achieve profitability. The high cost of manufacturing in Europe and the continuing losses on chipset products were the primary contributors to the need to restructure. Rather than attempt to address the problems with a short-term view, the Company determined that a comprehensive, fundamental restructuring of its approach to product emphasis and getting its products to market would better serve the Company's long-term goal of continuing profitability. The Company's restructuring plan, implemented in the third quarter of 1992, contemplated revising its global manufacturing strategy, streamlining operations, discontinuing certain commodity products and focusing its product strategy on high-end technology solutions. Specifically, it involved the shutdown of the Braunschweig, Germany test and assembly facility, the planned phase-out of the Milpitas, California wafer manufacturing facility, the consolidation of certain U.S. manufacturing operations, downsizing the chipset operation of its former subsidiary, Headland Technology Inc., and severance costs for approximately 500 employees worldwide. The $101.8 million restructuring charge included: the write-down and write-off of manufacturing facilities, equipment and improvements; the estimated operating costs attributable to the phase-out, closure and consolidation of these manufacturing facilities; the write-down of commodity chipset product inventories; the severance of manufacturing and other personnel; the consolidation of certain U.S. and foreign sales offices, design centers and administrative organizations; and certain legal and other costs.

     The following table sets forth the Company's 1992 restructuring expense, remaining reserves at December 31, 1993 and 1994 (which are accounted for as components of fixed assets, inventories and current liabilities) and charges taken from the date the restructuring commenced through December 31, 1993 and during 1994:

                                                          1992
                                                      RESTRUCTURING               BALANCE                          BALANCE
                   (in thousands)                        EXPENSE      UTILIZED*   12/31/93   UTILIZED*  ADJUSTED   12/31/94
                                                      -------------   ---------   --------   --------   --------   --------
Write-down of manufacturing facility(a).............    $  14,700     $(14,700 )  $    --    $(14,000)  $14,000    $    --
Other fixed asset related charges(b)................       35,500      (20,500 )   15,000        (600)   (3,300 )   11,100
Other provisions for phase-down and consolidation of
  manufacturing facilities(b).......................       13,500       (7,000 )    6,500      (2,200)     (800 )    3,500
Write-down of inventories(a)........................       10,900       (8,600 )    2,300        (200)   (2,100 )       --
Payments to employees for severance(c)..............        8,000       (5,400 )    2,600          --    (1,100 )    1,500
Relocation, lease terminations and other(b).........       19,200       (2,700 )   16,500        (600)   (6,700 )    9,200
                                                      -------------   ---------   --------   --------   --------   --------
        Total.......................................    $ 101,800     $(58,900 )  $42,900    $(17,600)  $    --    $25,300
                                                      ============    ========    ========   ========   ========   ========

- - ---------------

 *  Net of cumulative currency translation adjustments.

(a) Amounts utilized represent non-cash charge-offs.

(b) Amounts utilized represent both cash and non-cash items. Aggregate cash charges totaled $3.1 million.

(c) Amounts utilized represent cash payments.

     By the end of 1993, the Company had completed the following actions in accordance with its original plan:

     (1) Phased-out the German test and assembly operations: Restructuring reserves were utilized for employee terminations ($3.9 million), fixed asset dispositions ($7.6 million), inventory write-offs ($2.5 million) and other charges ($3.2 million). In addition, the German facility was written-down ($14.7 million) to its net realizable value of $14 million. Operating losses incurred during the phase-out period and ongoing maintenance costs ($5.3 million) associated with the facility were also applied against the reserves.

     (2) Discontinued the chipset business: Restructuring reserves were utilized for inventory write-downs ($3.3 million) and other costs including those associated with abandoned facility leases ($1.9 million).

     (3) Phased-down its Milpitas wafer manufacturing facility: Restructuring reserves were used for fixed asset write-offs ($5.2 million), inventory write-offs ($2.8 million) and other costs ($1.7 million).

     (4) Phased-out certain U.S. assembly and test operations: Restructuring reserves were used for fixed asset write-offs ($2.1 million).

     (5) Consolidated certain U.S. sales offices and design centers:
         Restructuring reserves were used for employee terminations ($1.5 million), lease terminations ($1.4 million) and fixed asset write-offs ($1.8 million).

     The above actions included termination of approximately 350 employees.

     During 1994, the Company determined that the originally estimated costs of the phase-out of the Milpitas manufacturing facility exceeded the expected remaining costs of the phase-out. The Company also determined that the time required to sell the Braunschweig, Germany building may be significantly in excess of the original estimate. The Braunschweig facility is a special purpose facility containing a "clean-room" environment and is located in an economically depressed area of Germany. Management believes that the total reserves established are adequate to cover uncertainties in connection with these matters. Significant restructuring activity for 1994 included: (1) additional write-down of the German manufacturing facility held for sale which the Company has not been able to dispose of; and (2) continued phase-down of the Milpitas wafer manufacturing facility including additional asset write-downs and movement of equipment to subcon-tractors. The Company is currently operating the Milpitas facility and is continuing to evaluate the feasibility of future operations at such facility or phasing out the facility by the end of 1995. Remaining reserves at December 31, 1994 include approximately $14.8 million for the continued phase-down of the California manufacturing facilities, $2.5 million for continued maintenance of the vacant Braunschweig facility and $8 million for other corporate matters.

     INTEREST EXPENSE Interest expense increased $9 million in 1994 as compared to 1993 primarily due to the discontinuance of interest capitalization in connection with the construction of the Japanese wafer fabrication facility and the Company's issuance of $144 million of 5 1/2% Convertible Subordinated Notes. These increases were offset in part by the redemption of the 6 1/4% Convertible Subordinated Debentures during 1994 (see Note 6 of Notes to Consolidated Financial Statements) and the increase in interest rates during 1994. Interest expense decreased $2 million in 1993 due primarily to increased capitalization of interest expense and a reduction in the average interest rate of debt outstanding in 1993 compared to 1992. Interest expense of $5.8 million and $3.1 million was capitalized in 1993 and 1992, respectively, in connection with financing for the capacity expansion of the Company's new wafer fabrication facility in Japan. Additional savings were experienced in 1993 and 1992 by repaying certain European borrowings and repaying debt with higher interest rates.

     INTEREST INCOME AND OTHER Interest income and other increased $10 million in 1994 from 1993 due principally to increased interest income as a result of higher average cash and investment balances compared to 1993 and increased average interest rates during 1994. Other income increased due to higher foreign currency gains, offset partially by increased goodwill amortization attributable to the repurchases of minority interest holdings throughout 1994. Interest and other income decreased $6 million in 1993 from 1992 due principally to declining interest rates and lower foreign exchange gains in 1993 and a benefit from the resolution of certain claims in 1992.

     PROVISION FOR INCOME TAXES In 1994 and 1993, the Company's effective tax rates were 28% and 30% respectively. The Company has provided a valuation allowance for deferred tax assets, except to the extent of taxable income in the carryback period, based on management's assessment that realization of such deferred tax assets is not assured. The Company's effective rate was lower than U.S. statutory rates primarily due to reductions in the valuation allowance provided under FAS 109 and other credits. The Company's effective tax rate in 1992 was 9%.

     MINORITY INTEREST The changes in minority interest between 1994, 1993, and 1992 were primarily attributable to the composition of earnings and losses among certain of the Company's international affiliates for each of the respective years and the repurchase of some of the LSI Logic K.K. minority-owned common stock in 1994 and 1993.

     FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS The Company believes that its future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products, price erosion, competitive factors, fluctuations in manufacturing yields, the timing of new product introductions, changes in product mix, the availability and extent of utilization of manufacturing capacity, product obsolescence and the ability to develop and implement new technologies. The Company's operating results could also be impacted by sudden fluctuations in customer requirements, currency exchange rate fluctuations and other economic conditions affecting customer demand and the cost of operations in one or more of the global markets in which the Company does business. As a participant in the semiconductor industry, the Company operates in a technologically advanced, rapidly changing and highly competitive environment. The Company predominantly sells custom products to customers operating in a similar environment. Accordingly, changes in the conditions of any of the Company's customers may have a greater impact on the Company than if the Company offered standard products that could be sold to many purchasers. While the Company cannot predict what effect these various factors may have on its financial results, the aggregate effect of these and other factors could result in significant volatility in the Company's future performance and stock price. To the extent the Company's performance may not meet expectations published by external sources, public reaction could result in a sudden and significantly adverse impact on the market price of the Company's securities, particularly on a short-term basis.

     The Company currently has international subsidiaries which operate and sell the Company's products in various global markets. The Company purchases a substantial portion of its raw materials and equipment from foreign suppliers, and incurs labor costs, particularly at its Japanese manufacturing facility, in foreign currencies. As a result, the Company is exposed to international factors such as changes in foreign currency exchange rates or weak economic conditions of the respective countries in which the Company operates. The Company utilizes various instruments, primarily forward exchange and currency swap contracts, to manage its exposure associated with currency fluctuation on intercompany transactions and certain foreign currency denominated commitments. At December 31, 1994, the Company had various forward exchange contracts outstanding valued at approximately $23 million (see Note 3 of Notes to Consolidated Financial Statements).

     The Company's corporate headquarters and manufacturing facilities are located near major earthquake faults. As a result, in the event of a major earthquake the Company could suffer damages which could materially and adversely affect the operating results and financial condition of the Company.

FINANCIAL CONDITION AND LIQUIDITY

     CURRENT ASSETS Cash, cash equivalents and short-term investments rose to $429 million at December 31, 1994 from $202 million at December 31, 1993. The increase of $227 million is primarily attributable to cash flows of $255 million generated from operations, the issuance of $144 million of Convertible Subordinated Notes and the issuance of $17 million of common stock under stock option and stock purchase plans, partially offset by net capital expenditures of approximately $167 million and $25 million in repayments of debt obligations.

     In January 1995, the Company acquired all minority-owned common shares (a 45% interest) of its Japanese manufacturing subsidiary, Nihon Semiconductor, Inc. (NSI), from Kawasaki Steel Corporation (KSC) for a total of $175 million to be paid to KSC over eight years. The Company has defeased this obligation through payment of $125.9 million to an unrelated party and has been legally released from the obligation by KSC. The acquisition was accounted for as a purchase.

     Receivables grew 22% to $152 million at December 31, 1994 from $124 million at December 31, 1993. The increase is primarily attributable to higher revenues in 1994 as compared to 1993, partially offset by a decrease in average days sales outstanding to 54 days in 1994 from 62 days in 1993.

     The Company maintained higher inventory levels of $108 million at December 31, 1994 compared to $69 million a year ago in response to increased customer demand and just-in-time requirements. A significant portion of this inventory was produced at the Company's new sub-micron wafer fabrication facility in Japan which began volume production in the first quarter of 1994.

     Other current assets increased 40% or $12 million at December 31, 1994 from $30 million at December 31, 1993. The increase is primarily due to increased deferred tax benefits (see Note 8 of Notes to Consolidated Financial Statements).

     PROPERTY AND EQUIPMENT The Company believes that maintaining technological leadership in the highly competitive worldwide semiconductor industry requires ongoing substantial investment in advanced manufacturing capacity. Net capital expenditures were $167 million in 1994 and $88 million in 1993. These capital investments were primarily for the capacity expansion of the new wafer fabrication facility in Japan and the upgrade of the U.S. research and development facilities with state-of-the-art equipment. In 1993, costs of $27 million were capitalized as preproduction engineering in connection with the development of production capabilities, qualification of production processes and carrying costs of the new facility. These costs are being amortized over four years, the expected useful life of the manufacturing process utilized in the plant. Normal production (which is generally characterized by meeting certain reliability, defect density and service cycle time criteria defined by management) started in the first quarter of 1994. The expenditures were primarily funded by bank borrowings and cash flows from operations. All prior preproduction engineering costs were fully amortized as of December 31, 1993 and there was no capitalization of preproduction engineering costs during 1994. Management expects to invest approximately $150 million in capital equipment in 1995, primarily to increase capacity at its Japanese wafer manufacturing facilities.

     OTHER ASSETS Other assets decreased 9% to $44 million at December 31, 1994 from $48 million at December 31, 1993. The decrease is primarily attributable to an additional write-down of a vacated manufacturing facility held-for-sale to its estimated net realizable value (see Note 5 of Notes to Consolidated Financial Statements), offset in part by an increase in goodwill as the Company continued to repurchase common stock from minority stock holders of LSI Logic K.K. during 1994. Goodwill of approximately $5.7 million and $3.8 million, net of accumulated amortization of $2.9 million and $1.9 million, was included in other assets at December 31, 1994 and 1993, respectively.

     CURRENT LIABILITIES Current liabilities increased 58% to $308 million at December 31, 1994 from $195 million a year ago primarily as a result of increased accounts payable and income taxes payable, partially offset by a reduction in restructuring liabilities (see Note 5 of Notes to Consolidated Financial Statements).

     LONG-TERM DEBT The net increase in long-term debt from December 31, 1993 to December 31, 1994 is attributed to the Company's issuance of $144 million of 5 1/2% Convertible Subordinated Notes offset in part by the Company's redemption of all of its $98 million of 6 1/4% Convertible Subordinated Debentures during 1994 (see Note 6 of Notes to Consolidated Financial Statements).

     MINORITY INTEREST During 1994 and 1993, the Company repurchased a portion of the LSI Logic K. K. common stock from minority stockholders for approximately $14 million and $1 million, respectively. The acquisitions were accounted for as purchases, and the excess of the purchase price over the fair value was allocated to goodwill which is being amortized over seven years. As of December 31, 1994, the Company owned 78% of LSI Logic K. K.

     In January 1995, the Company acquired all minority-owned common stock (a 45% interest) of its Japanese manufacturing subsidiary, Nihon Semiconductor, Inc., from Kawasaki Steel Corporation. The acquisition was accounted for as a purchase, and the excess of the total acquisition cost over the recorded value of assets acquired was allocated to property, plant and equipment based on its fair value (see Note 11 of Notes to Consolidated Financial Statements).

     LIQUIDITY During 1994, the Company entered into a credit agreement with a group of banks which provided for an unsecured $60 million revolving credit facility. The agreement includes certain financial and non-financial covenants, with which the Company was in compliance at December 31, 1994. The Company has never borrowed under the credit facility. Each of the Company's significant foreign affiliates have lines of credit available for local currency borrowings. Foreign bank lines of credit as of December 31, 1994 were not significant.

     The Company believes that its level of financial resources is an important competitive factor in its industry. Accordingly, the Company may, from time to time, seek additional equity or debt financings. The Company believes that existing liquid resources and funds generated from operations combined with funds from such financings and its ability to borrow funds will be adequate to meet its operating and capital requirements and obligations for the next 12 months. There can be no assurance that such additional financing will be available when needed or, if available, will be on favorable terms. Any future equity financings will decrease existing stockholders' percentage equity ownership and may, depending on the price at which the equity is sold, result in dilution.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of LSI Logic Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of LSI Logic Corporation and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

SAN JOSE, CALIFORNIA
JANUARY 26, 1995

                          CONSOLIDATED BALANCE SHEETS

                            YEAR ENDED DECEMBER 31,
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                     ASSETS

                                                                          1994          1993
                                                                       ----------     --------
Cash and cash equivalents............................................  $  224,503     $121,319
Short-term investments...............................................     204,008       80,764
Accounts receivable, less allowance for doubtful accounts of $4,044
  and $2,470.........................................................     152,244      124,384
Inventories..........................................................     107,824       69,066
Prepaid expenses and other current assets............................      42,275       30,165
                                                                       ----------     --------
          Total current assets.......................................     730,854      425,698
                                                                       ----------     --------

Property and equipment, net..........................................     495,549      385,063
Other assets.........................................................      43,971       48,249
                                                                       ----------     --------
          Total assets...............................................  $1,270,374     $859,010
                                                                        =========     ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable.....................................................  $  165,612     $ 66,822
Accrued salaries, wages and benefits.................................      29,251       24,397
Accrued restructuring costs..........................................      19,800       29,503
Other accrued liabilities............................................      30,192       34,657
Income taxes payable.................................................      38,916       17,079
Current portion of long-term debt, capital lease obligations and
  short-term borrowings..............................................      24,167       22,727
                                                                       ----------     --------
          Total current liabilities..................................     307,938      195,185
                                                                       ----------     --------

Long-term debt, capital lease obligations and other long-term
  liabilities........................................................     288,496      246,314
                                                                       ----------     --------

Deferred income taxes................................................       6,861        6,337
                                                                       ----------     --------

Minority interest in subsidiaries....................................     122,173      118,740
                                                                       ----------     --------

Commitments and contingencies........................................          --           --
                                                                       ----------     --------
Stockholders' equity:
  Preferred shares; 2,000 shares authorized..........................          --           --
  Common stock; $.01 par value; 73,500 shares authorized: 57,144 and
     49,728 shares outstanding.......................................         571          497
  Additional paid-in capital.........................................     401,840      273,933
  Retained earnings (deficit)........................................      67,070      (41,673)
  Cumulative translation adjustment..................................      75,425       59,677
                                                                       ----------     --------
          Total stockholders' equity.................................     544,906      292,434
                                                                       ----------     --------
          Total liabilities and stockholders' equity.................  $1,270,374     $859,010
                                                                        =========     ========

          See accompanying notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEAR ENDED DECEMBER 31,
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  1994       1993       1992
                                                                --------   --------   ---------
Revenues......................................................  $901,830   $718,812   $ 617,468
                                                                --------   --------   ---------
Costs and expenses:
  Cost of revenues............................................   520,150    438,523     408,318
  Research and development....................................    98,978     78,995      78,825
  Selling, general and administrative.........................   124,936    117,452     129,254
  Restructuring of operations.................................        --         --     101,785
                                                                --------   --------   ---------
     Total costs and expenses.................................   744,064    634,970     718,182
                                                                --------   --------   ---------

Income (loss) from operations.................................   157,766     83,842    (100,714)
Interest expense..............................................   (18,455)    (9,621)    (11,567)
Interest income and other.....................................    16,858      6,500      12,413
                                                                --------   --------   ---------
Income (loss) before income taxes and minority interest.......   156,169     80,721     (99,868)
Provision for income taxes....................................    43,679     24,221       8,521
                                                                --------   --------   ---------
Income (loss) before minority interest........................   112,490     56,500    (108,389)
Minority interest in net income of subsidiaries...............     3,747      2,750       1,819
                                                                --------   --------   ---------
Net income (loss).............................................  $108,743   $ 53,750   $(110,208)
                                                                ========   ========   =========

Net income (loss) per share:
     Primary..................................................  $   1.98   $   1.09   $   (2.48)
                                                                ========   ========   =========
     Fully diluted............................................  $   1.85   $   1.05
                                                                ========   ========
Common share and common share equivalents used in computing
  per share amounts:
     Primary..................................................    54,953     49,531      44,478
                                                                ========   ========   =========
     Fully diluted............................................    62,714     54,813
                                                                ========   ========

          See accompanying notes to consolidated financial statements

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       COMMON STOCK     ADDITIONAL   RETAINED    CUMULATIVE
                                      ---------------    PAID-IN     EARNINGS    TRANSLATION
                                      SHARES   AMOUNT    CAPITAL     (DEFICIT)   ADJUSTMENT      TOTAL
                                      ------   ------   ----------   ---------   -----------   ---------
                                      (IN THOUSANDS)
Balances at December 31, 1991.......  43,727    $437     $ 235,246   $  14,785     $42,607     $ 293,075
Issuance to employees under stock
  option and purchase plans.........   1,683      17         9,933                                 9,950
Aggregate adjustment from
  translation of financial
  statements into U.S. dollars......                                                 4,911         4,911
Net loss............................                                  (110,208)                 (110,208)
                                      ------   ------   ----------   ---------   -----------   ---------
Balances at December 31, 1992.......  45,410     454       245,179     (95,423)     47,518       197,728
Issuance to employees under stock
  option and purchase plans.........   4,318      43        28,754                                28,797
Aggregate adjustment from
  translation of financial
  statements into U.S. dollars......                                                12,159        12,159
Net income..........................                                    53,750                    53,750
                                      ------   ------   ----------   ---------   -----------   ---------
Balances at December 31, 1993.......  49,728     497       273,933     (41,673)     59,677       292,434
Issuance to employees under stock
  option and purchase plans.........   2,559      26        17,177                                17,203
Tax benefit of employee stock
  transactions......................                        13,674                                13,674
Issuance upon conversion of 6 1/4%
  debentures........................   4,857      48        97,056                                97,104
Aggregate adjustment from
  translation of financial
  statements into U.S. dollars......                                                15,748        15,748
Net income..........................                                   108,743                   108,743
                                      ------   ------   ----------   ---------   -----------   ---------
Balances at December 31, 1994.......  57,144    $571     $ 401,840   $  67,070     $75,425     $ 544,906
                                      ======   ======     ========   =========    ========     =========

          See accompanying notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEAR ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                            1994          1993          1992
                                                          ---------     ---------     ---------
Operating activities:
Net income (loss)........................................ $ 108,743     $  53,750     $(110,208)
Adjustments:
  Depreciation and amortization..........................   103,648        65,417        71,063
  Non-cash restructuring costs...........................        --            --       100,853
  Minority interest in net income of subsidiaries........     3,747         2,750         1,819
  Provision for bad debt.................................     1,154           961         1,740
  Change in:
     Accounts receivable.................................   (23,152)      (15,082)      (13,030)
     Inventories.........................................   (34,051)       (3,596)       13,422
     Prepaid expenses and other assets...................    (5,494)          741         8,737
     Accounts payable....................................    93,578       (52,136)       33,732
     Accrued and other liabilities.......................    18,367        29,952         8,076
     Accrued restructuring costs.........................   (11,702)       (9,167)       (7,568)
                                                          ---------     ---------     ---------
  Net cash provided by operating activities..............   254,838        73,590       108,636
                                                          ---------     ---------     ---------
Investing activities:
  Purchase of debt and equity securities
     available-for-sale..................................  (292,584)           --            --
  Maturities and sales of debt and equity securities
     available-for-sale..................................   167,152            --            --
  Change in short-term investments.......................        --       (15,476)       32,004
  Purchases of property and equipment, net of
     retirements.........................................  (166,421)      (87,899)     (142,714)
  Acquisition of stock from minority interest holders....   (14,173)         (970)           --
                                                          ---------     ---------     ---------
     Net cash used in investing activities...............  (306,026)     (104,345)     (110,710)
                                                          ---------     ---------     ---------
Financing activities:
  Issuance of Convertible Subordinated Notes.............   143,750            --            --
  Proceeds from borrowings...............................     5,061        57,588        52,470
  Repayment of debt obligations..........................   (23,883)      (26,866)      (37,148)
  Repurchase of Convertible Subordinated Debentures......    (1,112)       (5,000)           --
  Issuance of common stock, net..........................    17,203        28,797         9,950
                                                          ---------     ---------     ---------
     Net cash provided by financing activities...........   141,019        54,519        25,272
                                                          ---------     ---------     ---------
Effect of exchange rate changes on cash and cash
  equivalents............................................    13,353        10,452         4,402
                                                          ---------     ---------     ---------
Increase in cash and cash equivalents....................   103,184        34,216        27,600
Cash and cash equivalents at beginning of period.........   121,319        87,103        59,503
                                                          ---------     ---------     ---------
Cash and cash equivalents at end of period............... $ 224,503     $ 121,319     $  87,103
                                                          =========     =========     =========
Schedule of noncash transactions:
  Conversion of subordinated debentures to common
     stock............................................... $  97,104
                                                          =========
  Tax benefit from stock transactions.................... $  13,674
                                                          =========

          See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

     LSI Logic Corporation (the "Company") has adopted accounting policies which are generally accepted in the industry in which it operates. Following are the Company's more significant accounting policies:

     Basis of presentation The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Accounts denominated in foreign currencies have been translated using the foreign currencies as the functional currencies. Assets and liabilities of foreign operations are translated to U.S. dollars at current rates of exchange, and revenues and expenses are translated using weighted average rates. Gains and losses from foreign currency translation are included as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included as a component of interest income and other.

     Minority interest in subsidiaries represents the minority stockholders' proportionate share of the net assets and results of operations of the Company's majority-owned subsidiaries. Sales of common stock of the Company's subsidiaries and repurchases of such shares result in changes in the Company's proportionate share of the subsidiaries' net assets. The Company reflects such changes as an element of additional paid-in-capital. In January 1995, the Company acquired all minority owned common stock (a 45% interest) of its Japanese manufacturing subsidiary, Nihon Semiconductor, Inc., from Kawasaki Steel Corporation. (see
Note 11 of Notes to Consolidated Financial Statements).

     The Company's fiscal year ends on the Sunday closest to December 31. For presentation purposes, the consolidated financial statements and notes refer to December 31 as year end. Fiscal years 1994 and 1992 were 52 week years, whereas 1993 was a 53 week year. The additional week in 1993 did not have a significant effect on the Company's results of operations.

     Cash equivalents and short-term investments Effective January 3, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." This statement requires investments in debt and equity securities to be classified as "held-to-maturity," "trading," or "available-for-sale." Investments in debt and equity securities classified as held-to-maturity are reported at amortized cost and securities available-for-sale are reported at fair value with unrealized gains and losses, net of related tax, if any, reported as a separate component of stockholders' equity. The Company currently does not actively trade securities. Realized gains and losses are based on the book value of specific securities sold and were immaterial during 1994 and 1993. The cumulative effect of adopting SFAS No. 115 was not material.

     All highly liquid investments purchased with an original maturity of ninety days or less are considered to be cash equivalents. Marketable short-term investments are accounted for as available-for-sale. All other cash equivalents and short-term investments are accounted for as held-to-maturity. Management determines the appropriate classification of debt and equity securities at the time of purchase and reassesses the classification at each reporting date.

     Concentration of credit risk of financial instruments Financial instruments which potentially subject the Company to credit risk consist of cash equivalents, short-term investments and accounts receivable. Cash equivalents and short-term investments are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. A majority of the Company's trade receivables are derived from sales to large multinational computer, telecommunication and electronics manufacturers, with the remainder distributed across other industries. Amounts due from the Company's two largest customers in 1994 and largest customer in 1993 accounted for 18% and 9% of trade receivables at December 31, 1994 and 1993, respectively. Concentrations of credit risk with respect to trade receivables are considered to be limited due to the quantity of customers comprising the Company's customer base, and their dispersion across industries and geographies. The Company performs ongoing credit evaluations of its customers' financial condition and requires collateral as considered necessary. Write-offs of uncollectible amounts have been immaterial.

     Fair value disclosures of financial instruments The estimated fair value amounts have been determined by the Company, using available market information and valuation methodologies considered to be appropriate. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

     The estimated value of the Company's long-term debt was $360 million and $220 million at December 31, 1994 and 1993, respectively. The estimated fair value of all other financial instruments at December 31, 1994 and 1993 was not materially different from the values presented in the consolidated balance sheets.

     Inventories Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis for raw materials and is computed on a currently adjusted standard basis (which approximates first-in, first-out) for work-in-process and finished goods.

     Property and equipment Property and equipment is recorded at cost and includes interest on funds borrowed to finance construction. The Company completed construction and capitalized interest of $5.8 million during 1993. Depreciation and amortization are calculated based on the straight-line method. Depreciation of equipment and buildings, in general, is computed using the assets' estimated useful lives ranging from four to forty years. Amortization of leasehold improvements is computed using the shorter of the remaining term of the Company's facilities leases or the estimated useful lives of the improvements. Depreciation for income tax purposes is computed using accelerated methods.

     Preproduction engineering costs Incremental costs incurred in connection with developing major production capabilities at new manufacturing plants, including facility carrying costs and costs to qualify production processes, are capitalized and amortized over the expected useful lives of the manufacturing processes utilized in the plants, generally four years. Amortization commences when the manufacturing plant is capable of volume production, which is generally characterized by meeting certain reliability, defect density and service cycle time criteria defined by management.

     Other assets Goodwill of approximately $5.7 million and $3.8 million, net of accumulated amortization of $2.9 million and $1.9 million, is included in other assets at December 31, 1994 and 1993, respectively, and was generated from the purchase of common stock from minority stockholders during 1994 and 1993. The acquisitions were accounted for as purchases, and the excess of the purchase price over the fair value of assets acquired was allocated to goodwill which is being amortized over seven years.

     Assets held for sale are included in other assets with an estimated realizable value of $16 million and $30 million at December 31, 1994 and 1993, respectively. The Braunschweig, Germany test and assembly facility, which was closed in connection with the 1992 restructuring, was written-down in 1994 (see
Note 5 of Notes to Consolidated Financial Statements).

     Income taxes The Company accounts for income taxes under Statement of Financial Accounting Standard No.109 (SFAS 109), "Accounting for Income Taxes." The Statement requires that the Company follow the liability method of accounting for income taxes and requires an adjustment to the provision for income taxes for the effect on deferred income taxes of any change in corporate income tax rates.

     Since 1993 the Internal Revenue Service (IRS) has been examining the Company's 1991 and 1992 federal income tax returns. The Company believes that the ultimate resolution of this examination will not have a material impact on the consolidated financial statements.

     No provision for income taxes is made for the undistributed earnings of the Company's foreign subsidiaries since it is the Company's intention to reinvest such earnings in its foreign operations.

     Revenue recognition Revenue from component products is recognized upon shipment to the final customer. Revenue resulting from the licensing of the Company's design and manufacturing technology to other companies is recognized when the significant contractual obligations have been fulfilled. Royalty revenue is recognized upon the sale of products subject to royalties. The Company uses the percentage-of-completion method for recognizing revenues on fixed-fee design arrangements. Recognition of distributor revenues and related cost of sales are deferred until the merchandise is sold by the distributors.

     Two customers accounted for 14% and 11% of consolidated revenues in 1994. One customer accounted for 12% and 15% of consolidated revenues in 1993 and in 1992, respectively.

     Income (loss) per share Primary income (loss) per common and common equivalent share is computed using the weighted average number of common shares outstanding during the respective periods, including dilutive stock options. Fully diluted income per common and common equivalent share is computed by adjusting net income and primary shares outstanding for the potential effect of the conversion of the weighted average subordinated debentures and notes outstanding during the year. Fully diluted earnings per share computations are based on the most advantageous conversion or exercise rights to the security holder that become effective within 10 years following the period reported upon. Fully diluted net income per share disclosures are not displayed because they are substantially the same as primary net income per share for these periods.

     Reclassifications Certain reclassifications have been made to the 1993 consolidated financial statements to conform to the 1994 presentation. Such reclassifications had no effect on results of operations or the accumulated deficit.

NOTE 2 -- CASH AND INVESTMENTS

     Cash and cash equivalents and short-term investments included the following debt and equity securities at December 31, 1994:

                                 (in thousands)
    Commercial paper........................................................    $ 81,500
    Time deposits...........................................................      49,751
    Over night deposits.....................................................      29,569
    Other...................................................................      27,366
                                                                                --------
              Total held-to-maturity........................................     188,186
              Cash..........................................................      36,317
                                                                                --------
              Total cash and cash equivalents...............................    $224,503
                                                                                ========
    Corporate debt securities...............................................    $149,910
    Commercial paper........................................................      18,984
    Bank notes..............................................................      12,254
    U.S. government and agency securities...................................      15,902
    Other...................................................................       6,958
                                                                                --------
              Total available-for-sale......................................    $204,008
                                                                                ========

     Cash and cash equivalents and short-term investments held at December 31, 1994 approximate fair market value and mature in one year or less.

NOTE 3 -- FINANCIAL INSTRUMENTS

     The Company has foreign subsidiaries which operate and sell the Company's products in various global markets. As a result, the Company is exposed to changes in interest rates and foreign currency exchange rates. The Company utilizes various hedge instruments, primarily forward exchange and currency swap contracts, to manage its exposure associated with firm intercompany transactions. The Company does not speculate in these financial instruments for profit on exchange rate price fluctuations.

     As of December 31, 1994, outstanding foreign currency contracts, expiring January 1995 through September 1996, consisted of forward exchange contracts to hedge various intercompany loans. Outstanding foreign currency hedge instruments at December 31, 1993 consisted of forward exchange contracts to manage its exposure associated with purchase of wafers from its Japanese manufacturing facilities and a foreign currency swap contract to hedge an intercompany loan between its German and Canadian subsidiaries. Foreign currency amounts are translated at rates current at the reporting date.

     The following table summarizes by major currency the forward exchange and currency swap contracts outstanding. The "buy" amounts represent U.S. dollar equivalent of commitments to purchase foreign currencies, and the "sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.

                      December 31, (in thousands)                      1994         1993
                                                                     --------     --------
    Buy/(Sell):
      Japanese yen.................................................  $(10,351)    $ 17,906
      Pound sterling...............................................     9,447           --
      German mark..................................................    (9,312)      (8,953)
      Canadian dollar..............................................    13,836        8,996
      U.S. dollar..................................................    (3,200)     (18,365)

     These forward exchange and currency swap contracts are considered identifiable hedges and realized and unrealized gains and losses are deferred until settlement of the underlying commitments. They are recorded in income as part of the purchase or sale transaction when it is recognized, or as other gains or losses when a hedged transaction is no longer expected to occur. Deferred foreign exchange gains and losses were not material at December 31, 1994 and 1993.

NOTE 4 -- BALANCE SHEET DETAIL

                     December 31, (in thousands)                     1994          1993
                                                                   ---------     ---------
    Inventories:
      Raw materials..............................................  $  14,275     $  11,667
      Work-in-process............................................     58,303        34,997
      Finished goods.............................................     35,246        22,402
                                                                   ---------     ---------
                                                                   $ 107,824     $  69,066
                                                                   =========     =========
    Property and equipment:
      Land.......................................................  $  23,043     $  20,790
      Buildings and improvements.................................    117,105        49,548
      Equipment..................................................    681,857       398,794
      Leasehold improvements.....................................     61,265        54,050
      Preproduction engineering..................................     27,417        27,417
      Furniture and fixtures.....................................     22,091        17,872
      Construction in progress...................................      6,807       181,715
                                                                   ---------     ---------
                                                                     939,585       750,186
    Accumulated depreciation and amortization....................   (444,036)     (365,123)
                                                                   ---------     ---------
                                                                   $ 495,549     $ 385,063
                                                                   =========     =========

     Equipment includes $1.0 million and $1.7 million of equipment under capitalized leases at December 31, 1994 and 1993, respectively. Accumulated depreciation for such equipment was $0.2 million and $1.3 million at December 31, 1994 and 1993, respectively. Accumulated amortization for preproduction engineering was $8.1 million at December 31, 1994. Capitalized interest included within property and equipment totaled $9.6 million at both December 31, 1994 and 1993. Accumulated amortization of capitalized interest was $1.8 million at December 31, 1994.

NOTE 5 -- RESTRUCTURING

     In 1992, the Company's cost structure, combined with worldwide economic conditions and declines in the military, aerospace, European and personal computer markets, made it difficult to achieve profitability. The high cost of manufacturing in Europe and the continuing losses on chipset products were the primary contributors to the need to restructure. Rather than attempt to address the problems with a short-term view, the Company determined that a comprehensive, fundamental restructuring of its approach to product emphasis and getting its products to market would better serve the Company's long-term goal of continuing profitability. The Company's restructuring plan, implemented in the third quarter of 1992, contemplated revising its global manufacturing strategy, streamlining operations, discontinuing certain commodity products and focusing its product strategy on high-end technology solutions. Specifically, it involved the shutdown of the Braunschweig, Germany test and assembly facility, the planned phase-out of the Milpitas, California wafer manufacturing facility, the consolidation of certain U.S. manufacturing operations, downsizing the chipset operation of its former subsidiary, Headland Technology Inc., and severance costs for approximately 500 employees worldwide. The $101.8 million restructuring charge included: the write-down and write-off of manufacturing facilities, equipment and improvements; the estimated operating costs attributable to the phase-out, closure and consolidation of these manufacturing facilities; the write-down of commodity chipset product inventories; the severance of manufacturing and other personnel; the consolidation of certain U.S. and foreign sales offices, design centers and administrative organizations; and certain legal and other costs.

     The following table sets forth the Company's 1992 restructuring expense, remaining reserves at December 31, 1993 and 1994 (which are accounted for as components of fixed assets, inventories and current liabilities) and charges taken from the date the restructuring commenced through December 31, 1993 and during 1994:

                                                          1992
                                                      RESTRUCTURING               BALANCE                          BALANCE
                   (in thousands)                        EXPENSE      UTILIZED*   12/31/93   UTILIZED*  ADJUSTED   12/31/94
                                                      -------------   ---------   --------   --------   --------   --------
Write-down of manufacturing facility(a).............    $  14,700     $(14,700 )  $    --    $(14,000)  $14,000    $    --
Other fixed asset related charges(b)................       35,500      (20,500 )   15,000        (600)   (3,300 )   11,100
Other provisions for phase-down and consolidation of
  manufacturing facilities(b).......................       13,500       (7,000 )    6,500      (2,200)     (800 )    3,500
Write-down of inventories(a)........................       10,900       (8,600 )    2,300        (200)   (2,100 )       --
Payments to employees for severance(c)..............        8,000       (5,400 )    2,600          --    (1,100 )    1,500
Relocation, lease terminations and other(b).........       19,200       (2,700 )   16,500        (600)   (6,700 )    9,200
                                                      -------------   ---------   --------   --------   --------   --------
        Total.......................................    $ 101,800     $(58,900 )  $42,900    $(17,600)  $    --    $25,300
                                                      ============    ========    ========   ========   ========   ========

- - ---------------

 *  Net of cumulative currency translation adjustments.

(a) Amounts utilized represent non-cash charge-offs.

(b) Amounts utilized represent both cash and non-cash items. Aggregate cash charges totaled $3.1 million.

(c) Amounts utilized represent cash payments.

     By the end of 1993, the Company had completed the following actions in accordance with its original plan:

     (1) Phased-out the German test and assembly operations: Restructuring reserves were utilized for employee terminations ($3.9 million), fixed asset dispositions ($7.6 million), inventory write-offs

         ($2.5 million) and other charges ($3.2 million). In addition, the German facility was written-down ($14.7 million) to its net realizable value of $14 million. Operating losses incurred during the phase-out period and ongoing maintenance costs ($5.3 million) associated with the facility were also applied against the reserves.

     (2) Discontinued the chipset business: Restructuring reserves were utilized for inventory write-downs ($3.3 million) and other costs including those associated with abandoned facility leases ($1.9 million).

     (3) Phased-down its Milpitas wafer manufacturing facility: Restructuring reserves were used for fixed asset write-offs ($5.2 million), inventory write-offs ($2.8 million) and other costs ($1.7 million).

     (4) Phased-out certain U.S. assembly and test operations: Restructuring reserves were used for fixed asset write-offs ($2.1 million).

     (5) Consolidated certain U.S. sales offices and design centers:
         Restructuring reserves were used for employee terminations ($1.5 million), lease terminations ($1.4 million) and fixed asset write-offs ($1.8 million).

     The above actions included termination of approximately 350 employees.

     During 1994, the Company determined that the originally estimated costs of the phase-out of the Milpitas manufacturing facility exceeded the expected remaining costs of the phase-out. The Company also determined that the time required to sell the Braunschweig, Germany building may be significantly in excess of the original estimate. The Braunschweig facility is a special purpose facility containing a "clean-room" environment and is located in an economically depressed area of Germany. Management believes that the total reserves established are adequate to cover uncertainties in connection with these matters. Significant restructuring activity for 1994 included: (1) additional write-down of the German manufacturing facility held for sale which the Company has not been able to dispose of; and (2) continued phase-down of the Milpitas wafer manufacturing facility including additional asset write-downs and movement of equipment to subcontractors. The Company is currently operating the Milpitas facility and continues to evaluate either the feasibility of future operations at such facility or whether the facility should be phased out by the end of 1995. Remaining reserves at December 31, 1994 include approximately $14.8 million for the continued phase-down of the California manufacturing facilities, $2.5 million for continued maintenance of the vacant Braunschweig facility and $8 million for other corporate matters.

NOTE 6 -- DEBT

                      December 31, (in thousands)                          1994         1993
                                                                         --------     --------
Senior:
  Notes payable to banks...............................................  $142,299     $144,026
  Capital lease obligations............................................       849          456
Subordinated:
  5 1/2% Convertible Subordinated Notes, due 2001......................   143,750           --
  6 1/4% Convertible Subordinated Debentures, due 2002.................        --       98,250
                                                                         --------     --------
                                                                          286,898      242,732
Current portion of long-term debt, capital lease obligations and
  short-term borrowings................................................   (24,167)     (22,727)
                                                                         --------     --------
Long-term debt and capital lease obligations...........................  $262,731     $220,005
                                                                         ========     ========

     During March 1994, the Company issued $143.8 million of 5 1/2% Convertible Subordinated Notes (Notes) due 2001. The Notes are subordinated to all existing and future senior debt, are convertible into shares of the Company's common stock at a conversion price of $24.50 per share, and are redeemable at the option of the Company, in whole or in part, at any time on or after March 18, 1997. Each holder of these Notes has the right to cause the Company to repurchase all of such holder's Notes at 100% of their principal amount plus accrued interest upon the occurrence of certain events and in certain circumstances. Interest is payable semiannually.

     In July 1994, the Company called for redemption of all of its $98.2 million, 6 1/4% Convertible Subordinated Debentures (Debentures). In July and August of 1994, substantially all of the Debentures were converted into approximately 4.9 million shares of common stock at a price of $20 per share. During 1993, the Company repurchased and retired $5 million of such Debentures in the open market at a price that was approximately equal to the carrying value of the debt.

     The Company's Japanese manufacturing subsidiary had borrowings outstanding of approximately 14 billion yen (approximately $142 million at December 31, 1994). The funds were used to construct the new Japanese wafer fabrication facility and to acquire manufacturing equipment. The borrowings, which are secured by the facility and production equipment, have fixed and variable interest rates averaging 5% at December 31, 1994, and are payable in semi-annual installments through 2007.

     Aggregate principal payments required on outstanding debt obligations are as follows: 1995 -- $24.2 million; 1996 -- $18.8 million; 1997 -- $18.6 million;
1998 -- $18.6 million; 1999 -- $14.1 million; 2000 and thereafter -- $192.7 million.

     The Company paid $19.8 million, $4.0 million, and $10.5 million in interest during 1994, 1993, and 1992, respectively.

     During 1994, the Company entered into a credit agreement with a group of banks which provided for an unsecured $60 million revolving credit facility. The Company must comply with certain financial covenants relating to profitability; liquidity, working capital, leverage and tangible net worth. At December 31, 1994, the Company is in compliance with all covenants. There have been no borrowings under this credit facility, which expires in August 1997.

NOTE 7 -- COMMON STOCK

     The following summarizes all shares of common stock reserved for issuance as of December 31, 1994:

                               (in thousands)                                  NUMBER OF SHARES
                                                                               ----------------
Issuable upon:
Conversion of subordinated long-term debt....................................        5,867
Exercise of stock options, including options available for grant.............        5,107
Purchase under Employee Stock Purchase Plan..................................          675
                                                                                   -------
                                                                                    11,649
                                                                               =============

     Stock option plans The Company's 1982 Incentive Stock Option Plan (1982 Option Plan) is administered by the Board of Directors. Terms of the 1982 Option Plan required that the exercise price of options be no less than the fair value at the date of grant and required that options be granted only to employees or consultants of the Company. Generally options granted vest in annual increments of 25% per year commencing one year from the date of grant, and have a term of 10 years. During 1992, the 1982 Option Plan expired by its terms. Accordingly, no further options may be granted thereunder. Certain options previously granted under the 1982 Option Plan remained outstanding at December 31, 1994.

     During 1991, the stockholders approved the 1991 Equity Incentive Plan reserving 2,000,000 shares of common stock for sale or award to officers, employees or consultants of the Company as stock options, stock appreciation rights, stock purchase rights or stock bonuses. An aggregate 2,500,000 additional shares were reserved for issuance under this plan during 1993 and 1994. Incentive stock options may be granted with an exercise price with a value no less than the fair value of the stock on the date the option is granted. The term of each option is determined by the Board of Directors and is generally 10 years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant.

     Shares available for grant under the 1991 Equity Incentive Plan totaled 1,395,000 at December 31, 1994.

     The following table summarizes option activity under the 1982 Option Plan and the 1991 Equity Incentive Plan:

                                                                    OPTIONS OUTSTANDING
                                                          ---------------------------------------
        (in thousands, except per share amounts)                     PRICE PER SHARE      AMOUNT
                                                                     ---------------     --------
                                                          SHARES
                                                          ------
Balance at December 31, 1991............................   6,918     $  .22 - $13.17     $ 49,333
Options cancelled.......................................  (1,004)        .22 - 12.88       (7,368)
Options granted.........................................   1,412         5.50 - 9.38       10,592
Options exercised.......................................    (664)         .22 - 8.33       (4,661)
                                                          ------                         --------

Balance at December 31, 1992............................   6,662         .22 - 13.17       47,896
Options cancelled.......................................    (293)        .22 - 17.88       (2,375)
Options granted.........................................   1,275       11.00 - 17.88       16,287
Options exercised.......................................  (3,235)       5.50 - 13.17      (23,007)
                                                          ------                         --------

Balance at December 31, 1993............................   4,409        5.50 - 17.88       38,801
Options cancelled.......................................    (435)       5.50 - 30.25       (5,116)
Options granted.........................................   1,040       17.88 - 43.50       29,720
Options exercised.......................................  (1,432)       5.50 - 17.88      (10,983)
                                                          ------                         --------

Balance at December 31, 1994............................   3,582        5.50 - 43.50     $ 52,422
                                                          ======                         ========

Options exercisable at December 31, 1994................   1,184                         $  9,460
                                                          ======                         ========

     During 1986, the Company's directors and stockholders approved the 1986 Directors' Stock Option Plan (Directors' Plan) and reserved 150,000 shares of common stock for issuance thereunder. Terms of the Directors' Plan provide for the automatic grant of options to the Company's independent directors as of the date of adoption of the Directors' Plan and in annual increments commencing in 1988. The exercise price of options granted is the fair market value at the date of grant.

     Shares available for grant under the Directors' Plan were 33,750 at December 31, 1994.

     The following table summarizes option activity under the Directors' Plan:

                                                                    OPTIONS OUTSTANDING
                                                          ---------------------------------------
        (in thousands, except per share amounts)                     PRICE PER SHARE      AMOUNT
                                                                     ---------------     --------
                                                          SHARES
                                                          ------
Balance at December 31, 1991............................      55     $ 7.88 - $11.25     $    547
Options cancelled.......................................     (15)               7.88         (118)
Options granted.........................................      40         7.13 - 8.63          307
                                                          ------                         --------

Balance at December 31, 1992............................      80        7.13 - 11.25          736
Options cancelled.......................................     (17)       7.13 - 11.25         (178)
Options granted.........................................      30        7.13 - 12.38          371
Options exercised.......................................     (13)       7.13 - 11.13         (128)
                                                          ------                         --------

Balance at December 31, 1993............................      80        7.13 - 12.38          801
Options granted.........................................      20          21.50               430
Options exercised.......................................      (5)         11.13               (56)
                                                          ------                         --------

Balance at December 31, 1994............................      95        7.13 - 21.50     $  1,175
                                                          ======                         ========

Options exercisable at December 31, 1994................      34                         $    318
                                                          ======                         ========

     Stock purchase plan Since 1983, the Company has offered an Employee Stock Purchase Plan (Employee Plan) under which rights are granted to purchase shares of common stock at 85% of the lesser of the fair value of such shares at the beginning of a 24-month offering period or the end of each six-month segment within such offering period. Sales under the Employee Plan in 1994 and 1993 were 1,121,000 and 1,070,000 shares of common stock at an average price of $6.10 and $5.33 per share, respectively. During 1994, an additional 700,000 shares were reserved for issuance under the Employee Plan. Shares available for purchase under the Employee Plan were 675,000 at December 31, 1994.

     Stock purchase rights In November 1988, the Company implemented a plan to protect stockholders' rights in the event of a proposed takeover of the Company. Under the plan, each share of the Company's outstanding common stock carries one Preferred Share Purchase Right (Right). Each Right entitles the holder, under certain circumstances, to purchase one one-thousandth of a share of Preferred Stock of the Company or its acquiror at a discounted price. The Rights are redeemable by the Company and expire in 1998.

NOTE 8 -- INCOME TAXES

     The provision (benefit) for taxes consisted of the following:

                       (in thousands)                           1994        1993         1992
                                                              --------     -------     --------
Current:
  Federal...................................................  $ 39,079     $19,687     $ (3,647)
  State.....................................................     4,991          --       (1,249)
  Foreign...................................................    14,639      10,925        9,188
                                                              --------     -------     --------
     Total..................................................    58,709      30,612        4,292
                                                              --------     -------     --------
Deferred:
  Federal...................................................   (10,085)         89        5,222
  State.....................................................        --          --           --
  Foreign...................................................    (4,945)     (6,480)        (993)
                                                              --------     -------     --------
     Total..................................................   (15,030)     (6,391)       4,229
                                                              --------     -------     --------
Total.......................................................  $ 43,679     $24,221     $  8,521
                                                              ========     =======     ========

     The domestic and foreign components of income (loss) before income taxes and minority interest were as follows:

                       (in thousands)                           1994        1993         1992
                                                              --------     -------     --------
Domestic....................................................  $135,943     $48,815     $(88,752)
Foreign.....................................................    20,226      31,906      (11,116)
                                                              --------     -------     --------
Income (loss) before income taxes and minority interest.....  $156,169     $80,721     $(99,868)
                                                              ========     =======     ========

     Undistributed earnings of the Company's foreign subsidiaries for which no U.S. income taxes have been provided aggregate to approximately $50 million at December 31, 1994.

     Deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. A deferred tax asset must be recognized for the tax benefit of deductible temporary differences, net operating losses and tax credit carryforwards. A valuation allowance is recognized if it is "more likely than not" that some or all of the deferred tax asset will not be realized. Management believes that the realization of deferred tax assets was not assured at December 31, 1994 and 1993, other than to the extent of taxable income for the carryback period, due to the existence of unrealized tax benefits on stock options combined with the volatility of earnings in the semiconductor industry. Significant components of the Company's deferred tax assets and liabilities as of December 31, are as follows:

                            (in thousands)                                 1994         1993
                                                                         --------     --------
Deferred tax assets:
  Net operating loss carryforwards.....................................  $  4,832     $  8,504
  Tax credit carryovers................................................     1,712       18,161
  Nondeductible reserves and other.....................................    37,470       44,600
                                                                         --------     --------
     Total deferred tax assets.........................................    44,014       71,265
     Valuation allowance...............................................   (19,364)     (62,169)
                                                                         --------     --------
     Net deferred tax assets...........................................    24,650        9,096
  Deferred tax liabilities -- depreciation.............................    (6,861)      (6,337)
                                                                         --------     --------
     Total net deferred tax assets.....................................  $ 17,789     $  2,759
                                                                         ========     ========

     Differences between the Company's effective tax rate (benefit) and the federal statutory rate were as follows:

              (in thousands)                      1994               1993                1992
                                             --------------      -------------      --------------
Federal statutory rate.....................  $ 54,661    35%     $28,253    35%     $(33,956)  (34)%
State taxes, net of federal benefit........     9,370     6        4,036     5            --    --
Difference between U.S. and foreign tax
  rates....................................     7,219     5         (242)   (1)        1,383     1
Nondeductible expenses.....................     5,310     3           --    --            --    --
Foreign losses with no benefit.............       931    --           --    --        10,953    11
Research and development tax credit........    (1,743)   (1)          --    --            --    --
Change in valuation allowance..............   (42,805)  (27)      (8,234)  (10)           --    --
Effect of temporary differences limited due
  to carryback limitations.................        --    --           --    --        23,896    24
Other......................................    10,736     7          408     1         6,245     7
                                             --------   ---      -------   ---      --------   ---
Effective tax rate.........................  $ 43,679    28%     $24,221    30%     $  8,521     9%
                                             ========   ===      =======   ===      ========   ===

     The Company paid $23.1 million for income taxes in 1994 and received a net refund of $1.6 million and $2.5 million in 1993 and 1992, respectively.

NOTE 9 -- SEGMENT REPORTING AND FOREIGN OPERATIONS

     The Company operates in one industry segment and designs develops, manufactures and markets application-specific integrated circuit technology and related products.

     Revenues from affiliates, which are eliminated in consolidation, consist of sales between geographic areas and include products and services similar to those sold to unaffiliated customers. Such sales are primarily recorded at amounts which are in excess of cost and consistent with rules and regulations of governing tax authorities. General corporate expenses include certain administrative expenses. Corporate assets include all cash, short-term investments and prepaid income taxes.

     The Company's operations outside the United States include manufacturing facilities, design centers and sales offices in Europe, Japan and Canada.

     The following is a summary of operations by entities located within the indicated geographic areas for 1994, 1993 and 1992. United States revenues include export sales.

                     (in thousands)                          1994          1993          1992
                                                          ----------     ---------     ---------
Revenues:
  United States.........................................  $  781,223     $ 589,455     $ 507,634
  Japan.................................................     270,445       163,684       140,065
  Europe................................................     141,773       143,928       142,254
  Canada................................................      35,107        44,006        42,641
  Other.................................................       9,028            --            --
  Affiliates............................................    (335,746)     (222,261)     (215,126)
                                                          ----------     ---------     ---------
  Consolidated..........................................  $  901,830     $ 718,812     $ 617,468
                                                           =========     =========     =========
Operating income (loss):
  United States.........................................  $  138,713     $  48,787     $ (88,532)
  Japan.................................................       3,945        13,416         7,383
  Europe................................................      11,119        21,651       (17,248)
  Canada................................................       4,999         1,720         1,103
  Other.................................................         685            --            --
  General corporate expenses............................      (1,695)       (1,732)       (3,420)
                                                          ----------     ---------     ---------
  Consolidated..........................................  $  157,766     $  83,842     $(100,714)
                                                           =========     =========     =========
Identifiable assets:
  United States.........................................  $  284,067     $ 227,041     $ 201,784
  Japan.................................................     479,449       367,135       301,228
  Europe................................................      35,704        40,687        46,595
  Canada................................................       9,128        11,786        21,011
  Other.................................................       7,567            --            --
  General corporate.....................................     454,459       212,361       168,457
                                                          ----------     ---------     ---------
  Consolidated..........................................  $1,270,374     $ 859,010     $ 739,075
                                                           =========     =========     =========

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

     The Company leases the majority of its facilities and certain equipment under non-cancelable operating leases which expire in 1995 through 2005. The facilities lease agreements typically provide the base rental rates which are increased at various times during the terms of the leases and for renewal options at the fair market rental value.

     Future minimum payments under these lease agreements are as follows:
1995 -- $29.3 million; 1996 -- $22.6 million; 1997 -- $14.7 million;
1998 -- $11.7 million; 1999 -- $9.8 million; 2000 and thereafter -- $25.8 million. Total rental expense, including month-to-month rentals was $34.5 million, $29.7 million and $29.7 million in 1994, 1993 and 1992, respectively.

     In July 1990, Texas Instruments Incorporated (TI) filed a complaint in the United States District Court in Dallas, Texas and with the International Trade Commission (ITC), alleging that the Company's manufacturing process related to device encapsulation in certain plastic packages infringes upon certain TI patents. In the ITC action, TI sought to prohibit the importation into the U.S. of such plastic encapsulation devices which were previously imported. The ITC determined that the plastic encapsulation process used by the Company known as "same-sided" gating does not infringe the TI patent, while the process previously used by the Company known as "opposite-sided" gating does infringe. Since August 23, 1994, the expiration date of the TI patent, the ITC final order no longer operates to exclude from importation any integrated circuit devices, regardless of the manner in which they are packaged. Since the beginning of 1992 the Company's plastic encapsulation operations have only used the non-infringing "same-sided" gating process. The Court of Appeals for the Federal Circuit affirmed the ruling of the ITC in all respects in March 1993.

     In TI's United States District Court action, TI originally sought to enjoin the Company from assembling and selling plastic encapsulated integrated circuits in the U.S. However, both patents in the case have since expired so an injunction will not be available. In addition, TI seeks damages in an unspecified amount for alleged prior patent infringement. A trial date has been set for April 1995.

     The Company believes that it has meritorious defenses to these actions and intends to defend itself vigorously. The Company also believes that the ultimate outcome of these actions will not result in a material adverse effect on the Company's consolidated financial position or result of operations. In the event the final outcome in either or both actions is unfavorable to the Company, management believes that licenses could be negotiated. However, no assurances can be given that the terms including fees, of any offered license will be favorable or that these matters will be resolved without the payment of damages and other costs, thereby having an adverse effect on the Company.

     Certain additional claims and litigation against the Company have also arisen in the normal course of business. The Company believes that it is unlikely that the outcome of these claims and lawsuits will have a materially adverse effect on the Company's consolidated financial position or results of operations.

NOTE 11 -- SUBSEQUENT EVENTS

     In January 1995, the Company acquired all minority owned common shares (a 45% interest) of its Japanese manufacturing subsidiary, Nihon Semiconductor, Inc. (NSI), from Kawasaki Steel Corporation (KSC) for a total of $175 million to be paid to KSC over eight years. The Company has defeased this obligation through payment of $125.9 million to an unrelated party and has been legally released from the obligation by KSC. The acquisition was accounted for as a purchase. The excess of the total acquisition cost over the recorded value of assets acquired was allocated to property, plant and equipment ($33.1 million) based on fair value.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report in that the registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders to be held May 12, 1995, and certain of the information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors required by this Item is incorporated by reference to "ELECTION OF DIRECTORS -- Nominees" in the Company's Proxy Statement.

     The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows:

                                                                                 EMPLOYED
        NAME          AGE                        POSITION                         SINCE
- - --------------------  ---   ---------------------------------------------------  --------
Wilfred J. Corrigan   56    Chairman, Chief Executive Officer                      1981
Bruce L. Entin        44    Vice President, Investor Relations, Corporate          1984
                            Communications and Geographic Markets Support
Brian L. Halla        48    Executive Vice President, LSI Logic Products           1988
Cyril F. Hannon       56    Executive Vice President, Worldwide Operations         1984
Albert A. Pimentel    39    Senior Vice President, Finance and Chief Financial     1992
                            Officer
David E. Sanders      47    Vice President, General Counsel and Secretary          1986
Lewis C. Wallbridge   51    Vice President, Human Resources                        1984

     Except as set forth below, all of the officers have been associated with the Company in their present position or other capacities for more than the past five years.

     Albert A. Pimentel joined the Company in July 1992 as Senior Vice President, Finance and Chief Financial Officer. From December 1990 until February 1991, Mr. Pimentel served as Vice President of Finance, Chief Financial Officer and Secretary of Momenta Corporation, a start up company in the pen computing business. As the result of a corporate reorganization, Momenta Corporation became a wholly-owned subsidiary of Momenta International Ltd. and Mr. Pimentel assumed the same positions for Momenta International Ltd. until July 1992. In August 1992, Momenta International Ltd. and its subsidiaries filed a petition for relief in Federal bankruptcy court. From May 1986 until December 1990, Mr. Pimentel served as Vice President, Finance of Conner Peripherals, Inc., a manufacturer of disk drives.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Report:

     1. Financial Statements. The following Consolidated Financial Statements of LSI Logic Corporation and Report of Independent Accountants are set forth in
Part II.

                                                                                        PAGE
                                                                                        ----
Report of Independent Accountants.....................................................    21
Consolidated Balance Sheets -- As of December 31, 1994 and 1993.......................    22
Consolidated Statements of Operations -- For the Three Years Ended December 31,
  1994................................................................................    23
Consolidated Statement of Stockholders' Equity -- For the Three Years Ended December
  31, 1994............................................................................    24
Consolidated Statements of Cash Flows -- For the Three Years Ended December 31,
  1994................................................................................    25
Notes to Consolidated Financial Statements............................................    26

     Effective beginning 1990, the Company changed its fiscal year end from December 31 to the 52 or 53 week period which ends on the Sunday closest to December 31. For presentation purposes, the consolidated financial statements, notes and financial statement schedules will continue to refer to December 31 as the year end. Fiscal 1994 was a 52 week year that ended on January 1, 1995.

     2. Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     3. Exhibits:

     3.1      Restated Certificate of Incorporation of Registrant.(1)
     3.2      By-laws of Registrant.(1)
     4.2      Indenture dated April 14, 1987 between LSI Logic Corporation and United States
              Trust Company of New York, Trustee, covering $125,000,000 principal amount of
              6 1/4% Convertible Subordinated Debentures due 2002 (including form of
              Debenture).(2)
     4.3      Preferred Shares Rights Plan dated November 16, 1988.(3)
     4.4      Indenture dated March 23, 1994, between LSI Logic Corporation and The First
              National Bank of Boston, Trustee, covering $143,750,000 principal amount of
              5 1/2% Convertible Subordinated Notes due 2001 (including form of Note).(12)
    10.1      Lease dated March 26, 1981 for 1601 McCarthy Boulevard between the Registrant and McCarthy Industrial Investors.(4)
    10.1A     First Amendment to Lease dated May 1, 1991 to Lease dated March 26, 1981 for
              1601 McCarthy Boulevard between the Registrant and McCarthy Industrial
              Investors.(11)
    10.2      Registrant's 1982 Incentive Stock Option Plan, as amended, and forms of Stock
              Option Agreement.(9)
    10.3      Registrant's Employee Stock Purchase Plan, as amended, and form of Subscription
              Agreement.
    10.6      Series B Preferred Shares Purchase Agreement for 1,395,864 shares of Series B
              Preferred Stock dated as of February 8, 1982.(4)
    10.7      Modification Agreement dated as of February 8, 1982 between the Registrant and holders of its Series A Preferred Stock.(4)
    10.8      Lease Agreement dated November 22, 1983 for 48580 Kato Road, Fremont,
              California between the Registrant and Bankamerica Realty Investors.(6)
    10.19     Registrant's 1985 Nonstatutory Stock Option Plan for Shares of LSI Logic Europe
              plc and form of Nonstatutory Stock Option Agreement.(5)

    10.20     LSI Logic Europe plc 1984 Nonstatutory Stock Option Plan and form of
              Nonstatutory Share Option Agreement.(5)
    10.21     Registrant's 1985 Nonstatutory Stock Option Plan for Shares of LSI Logic
              Corporation of Canada, Inc. and form of Nonstatutory Stock Option Agreement.(5)
    10.24     Registrant's 1986 Directors' Stock Option Plan and forms of Stock Option
              Agreements.(7)
    10.25     LSI Logic Europe plc 1986 Share Option Scheme.(7)
    10.26     LSI Logic Europe plc Share Acquisition Scheme.(7)
    10.27     LSI Logic Corporation of Canada, Inc. 1985 Stock Option Plan and form of Stock
              Option Agreement.(7)
    10.29     Form of Indemnification Agreement entered and to be entered into between
              Registrant and its officers, directors and certain key employees.(8)
    10.35     LSI Logic Corporation 1991 Equity Incentive Plan.
    10.36     Lease Agreement dated February 28, 1991 for 765 Sycamore Drive, Milpitas,
              California between the Registrant and the Prudential Insurance Company of
              America.(10)
    10.37     Stock Purchase Agreement dated as of January 20, 1995; Promissory Note dated
              January 26, 1995; Note Purchase Agreement dated as of January 26, 1995 in connection with the Company's purchase of the minority interest in one of its
              Japanese subsidiaries.
    11.1      Statement Re: Computation of Earnings (Loss) Per Share
    21.1      List of Subsidiaries.
    23.1      Consent of Independent Accountants (see page 44).
    24.1      Power of Attorney (included on page 43).
    27.1      Financial Data Schedule.

- - ---------------

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

(12) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 3, 1994.

     (b) Reports on Form 8-K.

     On January 26, 1995, the Company filed a Current Report on Form 8-K reporting its purchase of the 45% minority interest in its Japanese subsidiary.

TRADEMARK ACKNOWLEDGMENTS

     - The LSI Logic logo is a registered trademark of the Company. Channel-Free, CoreWare and Embedded Array are also registered trademarks of the Company.

     - ATMizer, C-MDE and HYDRA are trademarks of the Company.

     - All other brand names or trademarks appearing in the Form 10-K are the property of their respective owners.

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

Dated: February 7, 1995

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

                   SIGNATURE                                TITLE                    DATE
- - -----------------------------------------------  ----------------------------  -----------------

               /s/  WILFRED J. CORRIGAN          Chairman of the Board and
             (Wilfred J. Corrigan)                 Chief Executive Officer
                                                   (Principal Executive
                                                   Officer)                     February 7, 1995

                /s/  ALBERT A. PIMENTEL          Senior Vice President,
             (Albert A. Pimentel)                  Finance and Chief
                                                   Financial Officer
                                                   (Principal Financial
                                                   Officer and Principal
                                                   Accounting Officer)          February 7, 1995
                       CHU /s/  T.Z.             Director                       February 7, 1995
                  (T.Z. Chu)

                /s/  MALCOLM R. CURRIE           Director                       February 7, 1995
              (Malcolm R. Currie)

                   /s/  JAMES H. KEYES           Director                       February 7, 1995
               (James H. Keyes)

                 /s/  R. DOUGLAS NORBY           Director                       February 7, 1995
              (R. Douglas Norby)

                                                                    EXHIBIT 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 2-86474, No. 2-91907, No. 2-98732, No. 33-6188, No.
33-6203, No. 33-13265, No. 33-17720, No. 33-30385, No. 33-30386, No. 33-36249,
No. 33-41999, No. 33-42000, No. 33-53054, No. 33-66548, No. 33-66546, No.
33-55631, No. 33-55633, No. 33-55697) of LSI Logic Corporation of our report dated January 26, 1995 appearing on page 21 of this Form 10-K.

PRICE WATERHOUSE LLP

San Jose, California
February 7, 1995