Form 10-Q
period 1995-04-02
LSI LOGIC CORP
filed 1995-05-17
CIK 703360

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q


(Mark One)
[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the Quarter Ended April 2, 1995

                                   or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
     For the transition period from _______________ to
_______________

Commission File Number:  0-11674


                           LSI LOGIC CORPORATION
          (Exact name of registrant as specified in its charter)


   Delaware                                      94-2712976
(State of Incorporation)                   (I.R.S. Employer
                                    Identification Number)


1551 McCarthy Boulevard
Milpitas, California  95           035
(Address of principal ex    ecutive offices)

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


As of May 1, 1995 there were 60,839,465 shares of registrant's
Common Stock, $.01 par value, outstanding.


                           LSI LOGIC CORPORATION
                                 Form 10-Q
                    FOR THE QUARTER ENDED APRIL 2, 1995

                                   INDEX




                                                             Page
                                                              No.

PART I Financial Information

Item 1 Financial Statements

          Consolidated Condensed Balance Sheets -
          March 31, 1995 and December 31, 1994                3

          Consolidated Condensed Statements of Operations -
          Three-Month Periods
           Ended March 31, 1995 and 1994                      4

          Consolidated Condensed Statements of Cash Flows -
          Three-Month Periods
           Ended March 31, 1995 and 1994                      5

          Notes to Consolidated Condensed Financial Statements6

Item 2 Management's Discussion and Analysis of Results of
Operations and Financial Condition                           10


PART II   Other Information

Item 1 Legal Proceedings                                     15

Item 4 Submission of Matters to a Vote of Security Holders   15

Item 6 Exhibits and Reports on Form 8-K                      15













                                  PART I
Item 1.  Financial Statements

                           LSI LOGIC CORPORATION
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                 (In thousands, except per share amounts)
                                (Unaudited)

                                        March 31,    December 31,
                                           1995         1994
ASSETS
Cash and cash equivalents              $   299,611   $   224,503
Short-term investments                     188,615       204,008
Accounts receivable, less allowance
  for doubtful accounts of $4,850 and
  $4,044                                   161,008       152,244
Inventories                                119,416       107,824
Prepaid expenses and other current
  assets                                    44,484        42,275
    Total current assets                   813,134       730,854
Property and equipment, net                630,052       495,549
Other assets                                61,959        43,971
    Total assets                        $1,505,145    $1,270,374

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                        $  199,991    $  165,612
Accrued salaries, wages and benefits        27,636        29,251
Accrued restructuring costs                 25,277        19,800
Other accrued liabilities                   33,419        30,192
Income taxes payable                        52,183        38,916
Current portion of long-term debt,
  capital lease obligations and short-
  term borrowings                           44,013        24,167
    Total current liabilities              382,519       307,938
Long-term debt, capital lease
  obligations and other long-term
  liabilities                              295,806       288,496
Deferred income taxes                        6,951         6,861
Minority interest in subsidiaries           29,009       122,173
Commitments and contingencies                  -            -

Stockholders' equity:
  Preferred shares; 2,000 shares
    authorized                                 -            -
  Common stock; $.01 par value;
    73,500 shares authorized;
    60,703 and 57,144 shares
    outstanding                                607           571
  Additional paid-in capital               565,437       401,840
  Retained earnings                        112,329        67,070
  Cumulative translation adjustment        112,487        75,425
      Total stockholders' equity           790,860       544,906
      Total liabilities and
        stockholders' equity            $1,505,145    $1,270,374


        See accompanying notes to unaudited consolidated condensed financial statements.


                           LSI LOGIC CORPORATION
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (In thousands, except per share amounts)
                                (Unaudited)


                                           Three Months  Ended
                                                  March 31,
                                            1995         1994
Revenues                                  $280,158    $193,812

Costs and expenses:
  Cost of revenues                         153,399     115,387
  Research and development                  24,378      23,141
  Selling, general and administrative       39,335      29,457
    Total costs and expenses               217,112     167,985

Income from operations                      63,046      25,827

Interest expense                            (4,183)     (3,788)
Interest income and other                    5,481       4,798

Income before income taxes and minority
  interest                                  64,344      26,837
Provision for income taxes                  18,016       7,514

Income before minority interest             46,328      19,323

Minority interest in net income
  (loss) of subsidiaries                     1,068         (32)

Net income                                $ 45,260    $ 19,355

Net income per share:
    Primary                               $    .37    $    .19

    Fully diluted                         $    .35    $    .18

Common share and common share equivalents
  used in computing per share amounts:
    Primary                                120,770     103,262

    Fully diluted                          132,640     115,164


        See accompanying notes to unaudited consolidated condensed financial statements.


                           LSI LOGIC CORPORATION
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                            Three Months Ended
                                                 March 31,
                                             1995        1994
Operating activities:
Net income                               $  45,260   $  19,355
Adjustments:
Depreciation and amortization               30,750      24,278
Minority interest in net income
  (loss) of subsidiaries                     1,068         (32)
Change in:
  Accounts receivable                       (2,809)    (13,794)
  Inventories                               (4,378)    (12,379)
  Prepaid and other assets                  (6,278)    (14,065)
  Accounts payable                          21,749      35,184
  Accrued and other liabilities              5,681      10,872
  Accrued restructuring costs                 (334)     (1,872)
Net cash provided by operating activities   90,709      47,547

Investing activities:
  Purchases of debt and equity securities
    available-for-sale                     (56,139)    (25,089)
  Maturities and sales of debt and equity
    securities available-for-sale           71,750      19,884
  Purchase of restricted equity
    securities                             (13,966)        -
  Change in other short-term investments       -         2,157
  Purchases of property and equipment,
    net of retirements                     (71,598)    (24,102)
  Acquisition of stock from minority
    interest holders                      (129,134)     (5,350)
Net cash used for investing activities    (199,087)    (32,500)

Financing activities:
  Issuance of Convertible Subordinated
    Notes -                                143,750
  Proceeds from borrowings                  16,608       -
  Repayment of debt obligations             (4,186)    (10,687)
  Issuance of common stock                 163,633       3,736
  Tax benefit from employee stock plans        -         1,400
Net cash provided by financing activities  176,055     138,199

Effect of exchange rate changes on cash
  and cash equivalents                       7,431      (1,457)

Increase in cash and cash equivalents       75,108     151,789

Cash and cash equivalents at beginning of
  period                                   224,503     121,319

Cash and cash equivalents at end of
  period                                 $ 299,611    $273,108

        See accompanying notes to unaudited consolidated condensed financial statements.



                           LSI LOGIC CORPORATION

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)


Note 1- In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended January 1, 1995.

For financial reporting purposes, the Company reports on a 13 or 14 week quarter and a 52 or 53 week year ending on the Sunday closest to December 31. For presentation purposes, the consolidated financial statements refer to the quarter's calendar month end for convenience. The results of operations for the three month periods ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.


Note 2 - Effective January 3, 1994, the Company adopted the
Statement of Financial Accounting Standards No. 115 (SFAS 115),
"Accounting for Certain Investments in Debt and Equity
Securities." The cumulative effect of adopting SFAS No. 115 in the first quarter of 1994 was not material.

At March 31, 1995, the Company's cash equivalents and short-term investments consisted primarily of corporate debt securities, commercial paper, overnight deposits, auction rate preferred stock, time deposits, U.S. government and agency securities, and bank notes. Cash equivalents and short-term investments held at March 31, 1995 and 1994 approximate fair market value and mature in one year or less. The Company currently does not actively trade securities. Realized gains and losses are based on book value of specific securities sold and were not material during the quarters ended March 31, 1995 and 1994.

In February 1995, the Company subscribed to purchase shares in Chartered Semiconductor Manufacturing Pte. Ltd. for approximately $20 million, of which approximately $14 million has been paid and approximately $6 million will be paid in March 1996. Transfer of the shares is restricted for five years. The Company recorded the investment as a long-term asset at cost, which approximates fair market value at March 31, 1995.


Note 3 - The Company has foreign subsidiaries which operate and sell the Company's products in various global markets. As a result, the Company is exposed to changes in interest rates and foreign currency exchange rates. The Company utilizes various hedge instruments, primarily forward exchange and currency swap contracts, to manage its exposure associated with firm and anticipated intercompany transactions. The Company does not speculate in these financial instruments for profit on exchange rate price fluctuations.

As of March 31, 1995, outstanding foreign currency hedge instruments, settling April 1995 through September 1996, consisted of forward exchange and currency swap contracts to hedge various intercompany loans and Yen denominated purchases from the Company's Japanese manufacturing facility for the second and third quarters of 1995. Outstanding foreign currency hedge instruments at December 31, 1994 consisted of forward exchange and currency swap contracts to manage its exposure associated with various intercompany loans. Foreign currency amounts are translated at rates current at the reporting date.

The following table summarizes by major currency the forward exchange and currency swap contracts outstanding (in thousands). The "buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the "sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.

                                  March 31,     December 31,
          Buy/(Sell):               1995            1994
          Japanese Yen           $ 55,994         $(10,351)
          Japanese Yen            (11,943)           -
          Pound Sterling            9,669            9,447
          Deutschemark            (10,393)          (9,312)
          Canadian Dollar          12,194           13,836
          U.S. Dollar             (56,946)          (3,200)

     These forward exchange and currency swap contracts are considered identifiable hedges. Realized and unrealized gains and losses are deferred until settlement of the underlying commitments and are recorded in income as part of the purchase or sale transaction when it is recognized, or as other gains or losses when a hedged transaction is no longer expected to occur. Deferred foreign exchange gains and losses were $1.5 million and $1.7 million, respectively, at March 31, 1995, and were not material at December 31, 1994.

Subsequent to March 31, 1995, in order to hedge additional Yen denominated purchase commitments from the Company's Japanese manufacturing facility, the Company entered into forward exchange contracts to purchase 2.6 billion Yen for $31.3 million settling April through December 1995. The Company also entered into a forward exchange contract to purchase $8.7 million (Singapore Dollars) for approximately $6.5 million (U.S. Dollars) in order to hedge its remaining commitment under a stock subscription agreement (see Note 2).


Note 4 - Balance sheet and cash flow detail (in thousands):

                                    March 31,       December 31,
                                      1995             1994
     Inventories:
     Raw materials                 $  26,897         $  14,275
     Work-in-process                  46,326            58,303
     Finished goods                   46,193            35,246
        Total                      $ 119,416         $ 107,824

     Cash Paid for:
     Income taxes                  $   4,400         $   4,016
     Interest                          6,006             1,633


Note 5 - During the first quarter of 1995, the Company's Japanese affiliate sold $8.7 million of its accounts receivables to two financing companies in Japan. The receivables were sold without recourse and the related losses on the transactions were not material.


Note 6 - During the first quarter of 1995, $26,000 was charged against the restructuring reserves. These charges were for the disposition of equipment as the Company continued phase-down of its U.S. manufacturing facilities ($258,000), and for ongoing maintenance costs of its vacant German facility ($93,000), offset in part by an increase in reserves due to translation adjustments as a result of the strengthening Deutschemark ($325,000). Remaining reserves at March 31, 1995 include approximately
$14.6 million for the continued phase-down of the California manufacturing facilities, $2.7 million for continued maintenance of the vacant Braunschweig facility and $8 million for other corporate matters. The Company is currently operating the Milpitas facility and continues to evaluate either the feasibility of future operations at such facility or whether the facility should be phased out by the end of 1995. See further discussion in Management's Discussion and Analysis of Results of Operations and Financial Condition in Part I, Item 2 of this form 10-Q.


Note 7 - During January 1995, the Company acquired all minority owned shares (a 45% interest) of its Japanese manufacturing subsidiary, Nihon Semiconductor, Inc. (NSI), from Kawasaki Steel Corporation (KSC) for a total of $175 million to be paid to KSC over eight years. The Company has defeased this obligation through payment of $125.9 million to an unrelated party and has been legally released from the obligation by KSC. The acquisition was accounted for as a purchase. The excess of the total acquisition cost over the recorded value of assets acquired was allocated to property and equipment ($33.1 million) based on fair value.


Note 8 - During February 1995, the Company completed a secondary stock offering of 3,162,500 shares of common stock. The net proceeds were approximately $157 million.


Note 9 - The Company's effective tax rate differs from the statutory rate due to the Company's ability to partially utilize prior loss carryovers and due to the mix of expected earnings in its foreign subsidiaries.


Note 10 - In February 1995, the Board of Directors approved an increase in the number of common shares authorized for issuance to 250,000,000.

On May 12, 1995, the Company 's Board of Directors approved a stock dividend in the form of a two-for-one stock split which will be effective May 23, 1995. Share information for all periods presented has been retroactively adjusted to reflect this stock dividend.

Primary income per common share and common equivalent share is computed using the weighted average number of common shares outstanding during the respective periods, including dilutive stock options, as applicable. Fully diluted income per common share and common equivalent share is computed by adjusting net income and primary shares outstanding for the potential effect of the conversion of the weighted average convertible subordinated debt outstanding during the period. Fully diluted earnings per share computations are based on the most advantageous conversion or exercise rights to the security holder that become effective within ten years following the period reported upon.


Note 11 - On May 2, 1995, the Company announced plans to offer to acquire the approximately 11 million remaining shares it does not already own of its Canadian subsidiary. Under terms of the offer, the Company intends to pay $4.00 (Canadian dollars) per share to stockholders of LSI Logic Corporation of Canada, Inc.

On May 10, 1995, the jury returned a verdict against the Company in an action brought by Texas Instruments (TI) alleging patent infringement in the United States District Court in Dallas, Texas. The jury found that the two patents in the suit were valid and that the Company had wilfully infringed the patents. The jury award is for $14.6 million for which the Company has adequate reserves. Because the patents involved in the litigation have both expired, the verdict will have no effect upon the manufacture or sale of the Company's present or future products. The Company anticipates making various post-trial motions, which, if granted, could reduce the jury award or set aside the jury verdict entirely. The jury finding of wilful infringement permits TI to ask the District Court that the jury award be trebled. The Company believes the verdict was in error and, pending rulings on post-trial motions, intends to appeal. The Company continues to believe that the final outcome of this matter will not result in a material adverse effect on the Company's consolidated financial position or results of operations.

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

Item 2.   Management's Discussion and Analysis of Results of
Operations and Financial Condition


General
The Company believes that its future operating results are and will continue to be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products, price erosion, competitive factors, fluctuations in manufacturing yields, the timing of new product introductions, changes in product mix, the availability and extent of utilization of manufacturing capacity, product obsolescence and the ability to develop and implement new technologies. The Company's operating results could also be impacted by sudden fluctuations in customer requirements, currency exchange rate fluctuations and other economic conditions affecting customer demand and the cost of operations in one or more of the global markets in which the Company does business.
As a participant in the semiconductor industry, the Company operates in a technologically advanced, rapidly changing and highly competitive environment. The Company predominately sells custom products to customers operating in a similar environment. Accordingly, changes in the circumstances of the Company's customers may have a greater impact on the Company than if the Company offered standard products that could be sold to many purchasers. While the Company cannot predict what effect these various factors may have on its financial results, the aggregate effect of these and other factors could result in significant volatility in the Company's future performance and stock price. To the extent the Company's performance may not satisfy expectations published by external sources, public reaction could result in a sudden and significantly adverse impact on the market price of the Company's securities, particularly on a short-term basis.

The Company currently has international subsidiaries which operate and sell the Company's products in various global markets. The Company purchases a substantial portion of its raw materials and equipment from foreign suppliers, and incurs labor and other operating costs, particularly at its Japanese manufacturing facility, in foreign currencies. As a result, the Company is exposed to international factors such as changes in foreign currency exchange rates or weak economic conditions of the respective countries in which the Company operates. The Company utilizes various instruments, primarily forward exchange and currency swap contracts, to manage its exposure associated with currency fluctuation on intercompany transactions and certain foreign currency denominated commitments. At March 31, 1995, the Company had various forward exchange and currency swap contracts outstanding (see Note 3). These contracts hedge all significant intercompany loans, substantially all of the Company's Yen related exposures for the second quarter of 1995, and a significant portion of its Yen exposures for the third and fourth quarters of 1995.

The Company's corporate headquarters and manufacturing facilities are located near major earthquake faults. As a result, in the event of a major earthquake the Company could suffer damages which could materially and adversely affect the operating results and financial condition of the Company.

While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information, management recommends that this discussion and analysis be read in conjunction with Management's Discussion and Analysis included in the Company's 1994 Annual Report on Form 10-K for the year ended January 1, 1995.




Results of Operations

Revenues for the first quarter of 1995 increased 45% to $280.2 million from first quarter of 1994 revenues of $193.8 million.
The composition of revenues by major element was as follows:

                                            Three Months Ended
                                                 March 31,
                                              1995      1994
Component products                             94%       87%
Design and services                             6%       13%
                                              100%      100%

Total component revenues grew 56% to $262.5 million in the first quarter of 1995 from $167.8 million in the first quarter of 1994. The increase in revenue dollars and the increase in component revenues as a percentage of total revenues were primarily due to the increased customer demand and volume production of the Company's application specific integrated circuit (ASIC) products. Volume production grew as the Company continued to increase manufacturing capacity at its Japanese and U.S. manufacturing facilities. Design and services decreased in total revenue dollars and as a percentage of revenue to approximately $17.7 million in the first quarter of 1995 compared to $26.0 million in the first quarter of 1994. The decrease is primarily attributed to a decline in nonrecurring engineering (NRE) revenue as the Company refocused its engineering efforts on large production volume opportunities and more complex CoreWare designs.

Key elements of the statements of operations, expressed as a percentage of revenues, were as follows:

                                            Three Months Ended
                                                  March 31,
                                              1995      1994
Gross margin                                 45.2%     40.5%
Research and development expenses             8.7%     11.9%
Selling, general and administrative expenses 14.0%     15.2%
Income from operations                       22.5%     13.3%

Gross margin continued to improve in the first quarter of 1995 compared to the same quarter a year ago primarily as a result of greater manufacturing utilization, improved plant efficiencies and a shift in the Company's product mix.

The Company's operating environment combined with the resources required to operate in the semiconductor industry requires managing a wide variety of factors such as factory capacity and utilization, manufacturing yields, product mix, availability of certain raw materials, terms negotiated with third-party subcontractors and foreign exchange fluctuations. Volume production capability is expected to increase throughout 1995, thereby significantly increasing factory capacity by the end of 1995. In the event that demand for the Company's products does not absorb this additional capacity at a sufficient rate, the Company's gross margins could be negatively impacted in future periods. Changes in the relative strength of the Yen may have a greater impact on the Company's gross margin than other foreign exchange fluctuations due to the Company's large wafer fabrication operations in Japan. Although the Yen appreciated approximately 12% during the first quarter of 1995, the effect on gross margin was not significant as the Company's Yen denominated sales offset a substantial portion of Yen denominated costs during the quarter. Accordingly, gross profit margins for the first quarter of 1995 may not be indicative of expected results for the remainder of the fiscal year.


Research and development (R&D) expenses for the first quarter of 1995 increased approximately $1.2 million compared to the same period in 1994. However, as a percentage of revenue, R&D expenses decreased in the first quarter of 1995 compared to the same period a year ago primarily due to increased utilization of the Company's R&D facility for volume production to meet customer demand. The Company anticipates continuing its investment in R&D at a rate between 8-10% of revenues in future periods. The Company's R&D investments are primarily for advanced product development, advanced manufacturing processes development, package development and enhancements of the Company's design automation software capability.

Selling, general and administrative (SG&A) expenses increased $9.9 million to $39.3 million in the first quarter of 1995 compared to $29.4 million in the same quarter in 1994, and decreased as a percentage of revenues to 14.0% in the first quarter of 1995 compared to 15.2% for the same period in 1994. The increase in total SG&A expenses was primarily due to higher sales costs, the implementation of a new advertising campaign, and higher legal and consulting costs associated with the acquisition of the NSI minority interest shares, the planned acquisition of the Canadian minority interest shares, and legal costs in connection with the Texas Instruments lawsuit (see Part II, Item 1 of this Form 10-Q). The decline in SG&A expenses as a percentage of revenue was primarily the result of increased revenues.

In summary, total operating costs and expenses for the first quarter of 1995 were $217.1 million, a $49.1 million increase over $168.0 million for the same quarter in 1994. However, operating income as a percentage of revenues increased to 22.5% in the first quarter of 1995 from 13.3% for the comparable quarter in 1994.

Interest expense for the first quarter of 1995 and 1994 remained flat at approximately $4 million.

Interest income and other for the first quarter of 1995 increased $.7 million as compared to the same quarter in 1994. The majority of this increase is attributable to increased interest earnings due to higher cash and investment balances and interest rates in the first quarter of 1995 and a decrease in net foreign currency exchange gains as a result of increased hedging activity (see Note 3) and continued devaluation of the dollar against the Yen, the Deutschemark and other European currencies.

The Company recorded a provision for income taxes for the first quarter of 1995 and 1994 with an effective rate of 28%. The Company's effective tax rate was lower than the U.S. statutory rate primarily due to reductions in the valuation allowance provided under SFAS 109 and other credits.



Restructuring

The Company implemented a restructuring plan in the third quarter of 1992 revising its global manufacturing strategy, streamlining operations, discontinuing certain commodity products and focusing its product strategy on high-end technology solutions. Specifically, it involved the shutdown of the Braunschweig, Germany test and assembly facility, the planned phase-out of the Milpitas, California wafer fabrication facility, the consolidation of certain U.S. manufacturing operations, the downsizing of the chipset operation of its former subsidiary, Headland Technology Inc., and severance costs for approximately 500 employees worldwide. The $101.8 million restructuring charge included: the write-down and write-off of manufacturing facilities, equipment and improvements; the estimated operating costs attributable to the phase-out, closure and consolidation of these manufacturing facilities; the write-down of commodity chipset product inventories; the severance of manufacturing and other personnel; the consolidation of certain U.S. and foreign sales offices, design centers and administrative organizations; and certain legal and other costs.

By the end of 1994, the Company had completed phased-out of the German test and assembly operation and written off the facility, discontinued the chipset business, completed partial phased-down of its Milpitas wafer manufacturing facility and certain
U.S. assembly and test operations, and completed consolidation of certain U.S. sales offices and design centers. These actions included termination of approximately 350 employees.

The following table sets forth the remaining 1992 restructuring reserves at March 31, 1995 and December 31, 1994 (which are accounted for as components of fixed assets, inventories and current liabilities) and charges taken during the first quarter of 1995 (in thousands):

                                     Balance            Balance
                                    12/31/94 Utilized*  3/31/95
Fixed asset related charges        $ 11,100  $  (258)  $ 10,842
Other provisions for phase-down
  and consolidation of manu-
  facturing facilities                3,500      232      3,732
Payments to employees for severance   1,500       -       1,500
Relocation, lease terminations and
  other                               9,200       -       9,200
  Total                             $25,300  $  ( 26)   $25,274

   * Net of cumulative currency translation adjustments. All charges were cash charged during the first quarter of 1995.

During the first quarter of 1995, $26,000 was charged against the restructuring reserves. These charges were for the disposition of equipment as the Company continued phase-down of its U.S. manufacturing facilities ($258,000), and for ongoing maintenance costs of its vacant German facility ($93,000), offset in part by an increase in reserves due to translation adjustments as a result of the strengthening Deutschemark ($325,000). Remaining reserves at March 31, 1995 include approximately $14.6 million for the continued phase-down of the California manufacturing facilities, $2.7 million for continued maintenance of the vacant Braunschweig facility and $8 million for other corporate matters. The Company is currently operating the Milpitas facility and continues to evaluate either the feasibility of future operations at such facility or whether the facility should be phased out by the end of 1995. Management believes that the total reserves established are adequate to cover uncertainties in connection with these matters.


Financial Condition

The Company's cash, cash equivalents and short-term investments increased $59.7 million during the first quarter of 1995 to $488.2 million from $428.5 at the end of 1994. The increase is primarily due to net proceeds from a secondary stock offering of approximately $157.6 million and cash from operations of $90.7 million, partially offset by the acquisition of all minority owned stock in NSI for $125.9 million and the purchase of fixed assets of approximately $71.6 million. Working capital increased $7.7 million to $430.6 million at March 31, 1995 from $422.9 million at December 31, 1994.

During the first quarter of 1995, the Company generated $90.7 million of cash and equivalents from its operating activities, compared to $47.5 million during the first quarter of 1994. The increased net cash provided from operations as compared to the comparable 1994 period was primarily attributable to an increase in net income before depreciation and an increase in accounts payable.

Growing sales and increased manufacturing in response to rising customer demand contributed to increases in accounts receivable, inventories, accounts payable and accrued liabilities. In addition, the continued strengthening of the Yen added approximately $12 million to accounts receivable and inventory and $18 million to accounts payable and accrued liabilities during the first quarter of 1995.

Net property and equipment was $630 million at March 31, 1995, an increase of $134.5 million compared to $495.5 million at the end of 1994. The increase was primarily due to $71.6 million of net purchases of equipment for the Company's Japanese and U.S. manufacturing facilities, $53 million associated with the strengthening of the Yen and a $33.1 million step-up of property and equipment as a result of the acquisition of the minority owned stock of NSI, partially offset by $28.8 million of depreciation. Management expects net capital expenditures to approximate $200 to $250 million for 1995.

In February 1995, the Company subscribed to purchase shares in Chartered Semiconductor Manufacturing Pte. Ltd. (CMS) for approximately $20 million, of which approximately $14 million has been paid and approximately $6 million will be paid in March 1996. Transfer of the shares is restricted for five years. The Company also entered into an agreement with CMS which guarantees specific capacity in connection with 0.6 micron wafer manufacturing technology. The Company expects to begin receiving output from this facility in the second half of 1995.

During 1994, the Company entered into a credit agreement with a group of banks which provide for an unsecured $60 million revolving credit facility. The agreement includes certain financial and non-financial covenants, with which the Company was in compliance at March 31, 1995. The Company has never borrowed under the credit facility. Each of the Company's significant foreign affiliates have lines of credit available for local currency borrowings. Foreign bank lines of credit as of March 31, 1995 were not significant.

The increase in debt and other long-term liabilities was primarily attributable to $18 million associated with the strengthening Yen and $12.6 million of net borrowings by the Company's Japanese manufacturing subsidiary.

On May 10, 1995, the jury returned a verdict against the Company in an action brought by Texas Instruments (TI) alleging patent infringement in the United States District Court in Dallas, Texas. The jury found that the two patents in the suit were valid and that the Company had wilfully infringed the patents. The jury award is for $14.6 million for which the Company has adequate reserves. See additional discussion at Note 11.

The Company believes that its level of financial resources is an important competitive factor in its industry. Accordingly, the Company may, from time to time, seek additional equity or debt financings. The Company believes that existing liquid resources and funds generated from operations combined with funds from such financing and its ability to borrow funds will be adequate to meet its operating and capital requirements and obligations for the next 12 months. There can be no assurance that such additional financing will be available when needed or, if available, will be on favorable terms. Any future equity financings will decrease existing stockholders' percentage equity ownership and may, depending on the price at which the equity is sold, result in dilution.






                                  Part II


Item 1  Legal Proceedings

Reference is made to Item 3, Legal Proceedings, of the Company's Annual Report on Form 10K for the fiscal year ended January 1, 1995 for a discussion of certain pending legal proceedings. The information provided at such reference remains unchanged except as follows. On May 10, 1995, the jury returned a verdict against the Company in an action brought by Texas Instruments (TI) alleging patent infringement in the United States District Court in Dallas, Texas. The jury found that the two patents in the suit were valid and that the Company had wilfully infringed the patents. The jury award is for $14.6 million for which the Company has adequate reserves. Because the patents involved in the litigation have both expired, the verdict will have no effect upon the manufacture or sale of the Company's present or future products. The Company anticipates making various post-trial motions, which, if granted, could reduce the jury award or set aside the jury verdict entirely. The jury finding of wilful infringement permits TI to ask the District Court that the jury award be trebled. The Company believes the verdict was in error and, pending rulings on post-trial motions, intends to appeal. The Company continues to believe that the final outcome of this matter will not result in a material adverse effect on the Company's consolidated financial position or results of operations.


Item 6  Exhibits and Reports on Form 8-K

(a)     Exhibits

        11.1 Calculation of Earnings Per Share

        27.1 Financial Data Schedule

(b)     Reports on Form 8-K

        On January 26, 1995, the Company filed a Current Report
         on Form 8-K reporting its purchase
        of the 45% minority interest in its Japanese subsidiary.

        On May 3, 1995, the Company filed a Current Report on Form 8-K reporting the public notice of its intent to acquire all outstanding shares of its subsidiary, LSI Logic Corporation of Canada, Inc. which it does not already own.

        On May 15, 1995, the Company filed a Current Report on
        Form 8-K reporting the public notice of a 100% stock dividend in the form of a two-for-one stock split.








                                Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                LSI LOGIC CORPORATION


                                    (Registrant)



Date:  May 12, 1995             By   /s/ Albert A. Pimentel


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







                                LSI LOGIC CORPORATION


                                    (Registrant)



Date:  May 12, 1995             By


                                   Albert A. Pimentel
                                   Senior Vice President
                                   Finance & Chief Financial
                                   Officer