Form 10-Q
period 1995-07-02
LSI LOGIC CORP
filed 1995-08-16
CIK 703360

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         Form 10-Q


(Mark One)
[X]  Quarterly Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the Quarter Ended July 2, 1995

                                   or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _______ to _________

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


As of August 7, 1995 there were 128,033,825 shares of registrant's Common Stock, $.01 par value, outstanding.


                             LSI LOGIC CORPORATION
                                   Form 10-Q
                       FOR THE QUARTER ENDED JULY 2, 1995

                           INDEX



                                                          Page
                                                           No.

PART I  Financial Information

Item 1  Financial Statements

         Consolidated Condensed Balance Sheets
           - June 30, 1995 and December 31, 1994            3
         Consolidated Condensed Statements of
           Operations - Three-Month and Six-Month
           Periods Ended June 30, 1995 and 1994             4
         Consolidated Condensed Statements of Cash
           Flows - Six-Month Periods Ended
           June 30, 1995 and 1994                           5
         Notes to Consolidated Condensed
           Financial Statements                             6

Item 2   Management's Discussion and Analysis of
           Results of Operations and Financial Condition    11


PART II  Other Information

Item 1   Legal Proceedings                                  17

Item 4    Submission of Matters to a Vote of
            Security Holders                                17


Item 6    Exhibits and Reports on Form 8-K                  18



















                                    PART I

Item 1.  Financial Statements

                             LSI LOGIC CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                        June 30,    December 31,
                                          1995         1994
ASSETS

Cash and cash equivalents              $  278,420    $   224,503
Short-term investments                    203,078        204,008
Accounts receivable, less allowance for
 doubtful accounts of $4,674 and $4,044   181,426        152,244
Inventories                               130,042        107,824
Prepaid expenses and other
 current assets                            62,008         42,275

   Total current assets                   854,974        730,854
Property and equipment, net               653,082        495,549
Other assets                               50,750         43,971

   Total assets                        $1,558,806     $1,270,374

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                       $   168,663    $   165,612
Accrued salaries, wages and benefits        32,719         29,251
Accrued restructuring costs                 23,255         19,800
Other accrued liabilities                   36,399         30,192
Income taxes payable                        60,291         38,916
Current portion of long-term debt,
 capital lease obligations and
 short-term borrowings                      46,058         24,167

   Total current liabilities               367,385        307,938

Long-term debt, capital lease
 obligations and other long-term
 liabilities                               292,144        288,496
Deferred income taxes                        6,989          6,861
Minority interest in subsidiaries           28,881        122,173
Commitments and contingencies                  -              -
Stockholders' equity:
  Preferred shares; 2,000 shares
   authorized                                   -              -
  Common stock; $.01 par value; 250,000
   shares authorized; 122,156 and
   114,287 shares outstanding                1,222          1,143
  Additional paid-in capital               568,255        401,268
  Retained earnings                        168,075         67,070
  Cumulative translation adjustment        125,855         75,425

  Total stockholders' equity               863,407        544,906

   Total liabilities and stockholders'
      equity                            $1,558,806     $1,270,374


See accompanying notes to unaudited consolidated condensed financial statements.


                              LSI LOGIC CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                        Three Months Ended     Six Months Ended
                             June 30,              June 30,
                         1995       1994        1995      1994
Revenues               $307,066   $212,106    $587,224  $405,918

Costs and expenses:
 Cost of revenues       162,305    123,337     315,704   238,724
 Research and
  development            27,983     22,467      52,361    45,608
 Selling, general
  and administrative     40,143     31,102      79,478    60,559
Total costs and
 expenses               230,431    176,906     447,543   344,891

Income from operations   76,635     35,200     139,681    61,027

Interest expense         (4,117)    (5,665)     (8,300)   (9,453)
Interest income and other 7,240      4,127      12,721     8,925

Income before income
 taxes and minority
 interest                 79,758    33,662     144,102    60,499
Provision for income
 taxes                    22,333     9,425      40,349    16,939

Income before
 minority interest        57,425    24,237     103,753    43,560

Minority interest in
 net income of
 subsidiaries              1,680        799       2,748      767

Net income               $55,745  $ 23,438    $101,005  $ 42,793

Net income per share:
    Primary              $   0.44 $   0.22     $   0.82  $  0.41

    Fully diluted        $   0.42 $   0.20     $   0.77  $  0.39


Common share and common
 share equivalents used
 in computing per share
 amounts:

    Primary              125,855   106,224     123,313   103,898

    Fully diluted        137,939   128,102     135,689   120,689





See accompanying notes to unaudited consolidated condensed financial statements.


                   LSI LOGIC CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       (In thousands)
                         (Unaudited)

                                            Six Months Ended
                                               June 30,
                                              1995      1994
Operating activities:
Net income                                 $ 101,005   $  42,793
Adjustments:
 Depreciation and amortization                71,037      49,964
 Minority interest in net income
 of subsidiaries                               1,680         767
  Change in:
     Accounts receivable                     (20,881)    (21,805)
     Inventories                             (13,180)    (20,610)
     Prepaid and other assets                (14,389)     (4,643)
     Accounts payable                        (11,957)     22,626
     Accrued and other liabilities            19,654       6,708
     Accrued restructuring costs                 509      (3,418)
Net cash provided by operating activities    133,478      72,382

Investing activities:
 Purchases of debt and equity securities,
  net of maturities and sales                    758     (73,053)
 Purchase of restricted equity securities    (13,966)         -
 Change in other short-term investments          -         8,123
 Purchases of property and equipment,
  net of retirements and refinancings       (110,344)    (53,765)
 Acquisition of stock from minority
  interest holders                          (133,704)    (10,051)
Net cash used for investing activities      (257,256)   (128,746)

Financing activities:
  Issuance of Convertible Subordinated Notes    -        143,750
  Proceeds from borrowings                    16,726          -
  Repayment of debt obligations              (13,628)    (16,302)
  Issuance of common stock                   167,062       8,995
  Tax benefit from employee stock plans          -         1,400
Net cash provided by financing activities    170,160     137,843

Effect of exchange rate changes on cash
 and cash equivalents                          7,535       2,706

Increase in cash and cash equivalents         53,917      84,185

Cash and cash equivalents at beginning
 of period                                   224,503     121,319

Cash and cash equivalents at end
 of period                                 $ 278,420   $ 205,504


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

For financial reporting purposes, the Company reports on a 13 or 14 week quarter and a 52 or 53 week year ending on the Sunday closest to December 31. For presentation purposes, the consolidated financial statements refer to the quarter's calendar month end for convenience. The results of operations for the six month period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.


Note 2 -  Effective January 3, 1994, the Company adopted the
Statement of Financial Accounting Standards No.115 (SFAS 115),
"Accounting for Certain Investments in Debt and Equity
Securities." The cumulative effect of adopting SFAS No. 115 in the first quarter of 1994 was not material.

Cash equivalents and short-term investments at June 30, 1995, consisted primarily of U.S. and foreign corporate debt securities, overnight deposits, auction rate preferred stock, commercial paper, time deposits, bank notes, and U.S. government and agency securities. Cash equivalents and short-term investments held at June 30, 1995 and at December 31, 1994 approximate fair market value and mature in one year or less. The Company currently does not actively trade securities. Realized gains and losses are based on book value of specific securities sold and were not material during the three and six month periods ended June 30, 1995 and 1994.

In February 1995, the Company subscribed to purchase shares in Chartered Semiconductor Manufacturing Pte. Ltd. for approximately $20 million, of which approximately $14 million has been paid and approximately $6 million will be paid in March 1996. Transfer of the shares is restricted for five years. The Company recorded the investment as a long-term asset at cost, which approximates fair market value at June 30, 1995.


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

As of June 30, 1995, outstanding forward exchange and currency swap contracts, settling July 1995 through September 1996, hedge various intercompany loans and purchase obligations to the Company's Japanese manufacturing subsidiary in excess of sales obligations to the Company's Japanese sales subsidiary. Outstanding foreign currency hedge instruments at December 31, 1994 consisted of forward exchange and currency swap contracts to manage its exposure associated with various intercompany loans. Foreign currency amounts are translated at rates current at the reporting date.

The following table summarizes by major currency the forward exchange and currency swap contracts outstanding (in thousands). The "buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the "sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.

                                June 30,          December 31,
  Buy/(Sell):                    1995                1994
  Japanese Yen                  $ 54,372          $(10,351)
  Japanese Yen                      (276)              -
  U.S. Dollar                    (63,123)           (3,200)
  U.S. Dollar                        250               -
  Pound Sterling                   9,456             9,447
  Deutschemark                   (10,291)           (9,312)
  Canadian Dollar                  1,680            13,836
  Singapore Dollar                 6,199               -

These forward exchange and currency swap contracts are considered identifiable hedges. Realized and unrealized gains and losses are deferred until settlement of the underlying commitments and are recorded in income as part of the purchase or sale transaction when it is recognized, or as other gains or losses when a hedged transaction is no longer expected to occur. Deferred foreign exchange gains and losses were approximately $1.5 million and $1.3 million, respectively, at June 30, 1995, and were not material at December 31, 1994.

Note 4 -  Balance sheet and cash flow information (in thousands):

                                   June 30,        December 31,
                                     1995             1994
   Inventories:
   Raw materials                 $  22,791         $  14,275
   Work-in-process                  66,739            58,303
   Finished goods                   40,512            35,246
      Total                      $ 130,042         $ 107,824


                                    June 30,         June 30,
                                      1995             1994
   Cash Paid for:
   Income taxes                  $  17,636         $   8,847
   Interest                          8,642             4,748




Note 5 - During the first half of 1995, the Company's Japanese sales affiliate sold approximately $16.3 million of its accounts receivables through non-recourse financing programs with two Japanese banks. These receivables were discounted at short-term Yen borrowing rates (approximately 1.8%)and related fees were not material.


Note 6 - During the first half of 1995, $1,045,000 was charged against the restructuring reserves. These charges were for the continued phase-down of its U.S. manufacturing facilities, including the write-off and disposition of equipment ($536,000), the write-off of inventory ($267,000) and the severance of employees ($265,000), and ongoing maintenance costs of its vacant German facility ($239,000), offset in part by an increase in reserves due to translation adjustments as a result of the strengthening Deutschemark ($262,000). In response to changing economic conditions, the Company modified its original restructuring plan in the second quarter of 1995 and determined it would continue operation of its Milpitas, California wafer manufacturing facility. The Company also substantially completed the phase-down of its U.S. assembly and test operation. These actions resulted in excess reserves of approximately $12 million which were used to offset increases in the reserves for legal and other corporate matters, which include reserves for the jury verdict against the Company during the second quarter of 1995 in the Texas Instruments litigation (see Note 11 to the Unaudited Consolidated Condensed Financial Statements).
Remaining reserves at June 30, 1995 include approximately $2.7 million for remaining costs related to the phase-down of the California manufacturing facilities, $2.6 million for continued maintenance of the vacant Braunschweig facility and $19 million for legal and other corporate matters. These reserves are accounted for as components of fixed assets, inventories and current liabilities at June 30, 1995 and December 31, 1994. Management believes that the total reserves established are adequate to cover uncertainties in connection with these matters. See further discussion in Management's Discussion and Analysis of Results of Operations and Financial Condition, Part I, Item 2 of this Form 10-Q.


Note 7 - During January 1995, the Company acquired all minority owned shares (a 45% interest) of its Japanese manufacturing subsidiary, Nihon Semiconductor, Inc. (NSI), from Kawasaki Steel Corporation (KSC) for a total of $175 million to be paid to KSC over eight years. The Company has defeased this obligation through payment of $125.9 million to an unrelated party and has been legally released from the obligation by KSC. The acquisition was accounted for as a purchase. The excess of the total acquisition cost over the recorded value of assets acquired was allocated to property and equipment ($33.1 million) based on fair value and is being amortized over the estimated useful life of those assets of approximately nine years.

In June 1995, the Company made an offer to acquire the approximately 12.2 million common shares (including outstanding options) that it does not already own of its publicly traded Canadian subsidiary, LSI Logic Corporation of Canada, Inc. (LSI Canada), for $4.00 Canadian Dollars (CD) per share. In July 1995, the Company borrowed $40.7 million CD (U.S. $29.5 million) under a $50 million CD revolving credit line to purchase approximately 10.2 million shares increasing its ownership to approximately 93%. The borrowing bears interest at Canadian prime rate (8.25% as of July 31, 1995) and matures in approximately six months. The Company is currently evaluating its investment and expects to capitalize a majority of the excess purchase price over the net assets acquired as goodwill, which it expects to amortize over seven years. The minority interest liability of LSI Canada approximated $18.6 million at June 30, 1995. The Company intends to acquire the remaining shares in a transaction which may result in the remaining shareholders having the right to dissent from the transaction and be entitled to appraisal rights.

During the first half of 1995, the Company acquired approximately
1.2 million common shares of its Japanese sales affiliate from its minority interest shareholders for approximately $7.8 million. The acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the assets acquired ($1.7 million) was allocated to goodwill and is being amortized over seven years. The Company owned approximately 87% of the Japanese affiliate at June 30, 1995.


Note 8 - The Company's effective tax rate differs from the statutory rate due to the Company's ability to utilize prior loss carryovers and due to the mix of expected earnings in its foreign subsidiaries.

Note 9 - The Board of Directors approved an increase in the number of common shares authorized for issuance to 250,000,000 during February 1995 which was approved by the stockholders at the Company's annual meeting in May 1995.

During February 1995, the Company completed an offering of 3,162,500 shares of common stock, netting proceeds of approximately $157.6 million.

On May 12, 1995, the Company's Board of Directors approved a two-for-one stock split in the form of a stock dividend for stockholders of record on May 23, 1995. The payment date was on June 21, 1995. Share information for all periods presented has been retroactively adjusted to reflect this stock dividend.

In July 1995, the Company completed an offering of 5,750,000 shares of common stock, netting proceeds of approximately $247 million. These shares will have a dilutive effect on earnings per share in the third quarter of 1995.

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


Note 10 -     In June 1995, the Company, through its Japanese
subsidiary, entered into a master lease agreement and a master purchase agreement with a group of leasing companies (Lessor) for up to 15 billion Yen. The leasing companies are funded by affiliated Japanese banks. The Company has guaranteed the performance of its Japanese subsidiary. Each Lease Supplement pursuant to the transaction will have a lease term of one year with four consecutive annual renewal options. The Company may at the end of any lease term return or purchase at a stated amount all the equipment. Upon return of the equipment, the Company must pay the lessor a terminal adjustment amount. The Lessor also has entered into a remarketing agreement with a third party to remarket and sell any equipment returned pursuant to which the third party is obligated to reimburse the Company a guaranteed residual value. As of June 30, 1995, the Company had utilized
6.2 billion Yen ($73.8 million) under these agreements to refinance equipment owned by its Japanese manufacturing subsidiary. There were no significant gains or losses from these transactions. These leases are accounted for as operating leases by the Company.

Note 11 -     The Company is one of three defendants in a patent
infringement suit brought by Texas Instruments ("TI"). This suit resulted in a May 1995 jury verdict against the Company holding the patents valid and finding wilful infringement. Damages against the Company were set by the jury at $14.6 million, for which the Company has adequate reserves. Because both of the patents involved in the litigation have expired, the verdict will have no effect upon the manufacture or sale of the Company's present or future products. The Company has filed various post-trial motions which, if granted, could reduce the jury award or set aside the jury verdict entirely. TI has requested treble damages, pre-judgment interest in the amount of $7.5 million from the Company and attorneys' fees that total $3.8 million from all three defendants. The Company believes that the jury verdict was in error and intends to appeal. The Company continues to believe that the final outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that this matter will be resolved without the payment of damages and other costs or that damages will not be increased to an amount in excess of the Company's reserves, thereby having an adverse effect on the Company.

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

The Company currently has international subsidiaries which operate and sell the Company's products in various global markets. The Company purchases a substantial portion of its raw materials and equipment from foreign suppliers, and incurs labor and other operating costs, particularly at its Japanese manufacturing facility, in foreign currencies. As a result, the Company is exposed to international factors such as changes in foreign currency exchange rates or weak economic conditions of the respective countries in which the Company operates. The Company utilizes various instruments, primarily forward exchange and currency swap contracts, to manage its exposure associated with currency fluctuation on intercompany transactions and certain foreign currency denominated commitments. At June 30, 1995, the Company had various forward exchange and currency swap contracts outstanding (see Note 3 to the Unaudited Consolidated Condensed Financial Statements). These contracts hedge intercompany loans and a substantial portion of the Company's Yen related exposures for the third and fourth quarters of 1995 and the first quarter of 1996.

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


Results of Operations

Revenues for both the second quarter and first half of 1995 increased 45% to $307.1 million and $587.2 million, respectively, as compared to the second quarter and first half of 1994. The composition of revenues by major element was as follows:

                        Three Months Ended    Six Months Ended
                             June 30,             June 30,
                           1995     1994        1995     1994

Component products          94%      86%         94%      86%
Design and services          6%      14%          6%      14%
                           100%     100%        100%     100%

Total component revenues grew 54% to $287.8 million and 57% to $550.3 million in the second quarter and first half of 1995, respectively, as compared to the same periods a year ago. The increase in revenue dollars and the increase in component revenues as a percentage of total revenues were primarily due to increased customer demand and volume production of the Company's higher technology products. Volume production grew as the Company continued to increase manufacturing capacity at its Japanese and U.S. manufacturing facilities. Design and services decreased to $19.2 million and $36.9 million in the second quarter and the first half of 1995 from $30.5 million and $56.5 million, respectively, compared to the same periods a year ago. The decrease is primarily attributed to a decline in nonrecurring engineering (NRE) revenue as the Company refocused its engineering efforts on large volume production opportunities and more complex CoreWare designs. The decrease is also attributed to the recognition of a one-time $7 million sale involving certain products and marketing rights during the second quarter of 1994. One customer accounted for 12% percent of revenues during the first half of 1995.

Key elements of the statements of operations, expressed as a percentage of revenues, were as follows:

                       Three Months Ended    Six Months Ended
                            June 30,              June 30,
                         1995      1994        1995     1994
Gross margin             47.1%     41.9%       46.2%    41.2%
Research and development
 expenses                 9.1%     10.6%        8.9%    11.2%
Selling, general and
 administrative expenses 13.1%     14.7%       13.5%    14.9%
Income from operations   25.0%     16.6%       23.8%    15.0%

Gross margin continued to improve in the second quarter and first half of 1995 compared to the same periods a year ago. The improvements were primarily the result of greater factory and capacity utilization, improving yields and other plant efficiencies at the Company's Japanese wafer manufacturing facility. Changes in product mix and an increase in the use of low cost assembly and test subcontractors also contributed favorably to gross margins. The Company's operating environment combined with the resources required to operate in the semiconductor industry requires managing a wide variety of factors such as factory capacity and utilization, manufacturing yields, product mix, availability of certain raw materials, terms negotiated with third-party subcontractors and foreign currency exchange rate fluctuations. Accordingly, gross profit margins for the second quarter and first half of 1995 may not be indicative of expected results for the remainder of the fiscal year.

Volume production capability is expected to increase significantly throughout 1995 and during the first quarter of 1996 due to an increase in manufacturing capacity resulting primarily from the installation of additional production equipment in the Company's Japanese wafer manufacturing facilities and improving manufacturing yields. If demand for the Company's products does not absorb this additional capacity at a sufficient rate, the Company's gross margins and operating results could be negatively impacted in future periods.

Changes in the relative strength of the Yen may have a greater impact on the Company's gross margin than other foreign exchange fluctuations due to the Company's large wafer fabrication operations in Japan. Although the average Yen exchange rate for the second quarter and first half of 1995 increased approximately 18% and 14% from the same periods in 1994, respectively, the effect on gross margin and net income was not material as the Company's Yen denominated sales offset a substantial portion of its Yen denominated costs during those periods, and the Company hedged a majority of its remaining Yen exposures (see Note 3 to the Unaudited Consolidated Condensed Financial Statements). However, there is no assurance that future changes in the relative strength of the Yen will not have a material effect on gross margins or operating results.

Research and development (R&D) expenses increased approximately $5.5 million and $6.8 million in the second quarter and first half of 1995, respectively, compared to the same periods in 1994. The increase in R&D expenses is primarily attributed to increased staffing levels as the Company continues to invest in the development of higher technology sub-micron products and the related manufacturing, packaging and design processes. As a percentage of revenue, R&D expenses declined to approximately 9% in the second quarter and first half of 1995 compared to the same period a year ago primarily due to partial utilization of the Company's R&D facility to increase production of its 0.5 micron products. The Company anticipates continuing its investment in R&D at a rate of 9 to 11% of revenues in future periods.

Selling, general and administrative (SG&A) expenses increased $9.0 million and $18.9 million in the second quarter and first half of 1995 compared to the same periods in 1994. The increase in total SG&A expenses was primarily due to increased staffing levels, legal costs associated with the Texas Instruments lawsuit (see Part II, Item 1 of this Form 10-Q), other consulting costs, and costs in connection with the implementation of a new advertising campaign. SG&A expenses declined as a percentage of revenue to 13.1% in the second quarter of 1995 and to 13.5% in the first half of 1995 compared to 14.7% and 14.9%, respectively, for the same periods in 1994. The decline in SG&A expenses as a percentage of revenue was primarily the result of increased revenues and continued cost containment efforts.

In summary, total operating costs and expenses for the second quarter and first half of 1995 increased to $68.1 million and $131.8 million from $53.6 million and $106.2 million, respectively, for the second quarter and first half of 1994. Operating income as a percentage of revenues during the second quarter and first half of 1995 increased to 25.0% and 23.8% compared to 16.6% and 15.0%, respectively, for the same periods during 1994.

Interest expense for the second quarter and first half of 1995 decreased approximately $1.5 million and $1.2 million, respectively, as compared to the same periods in 1994. The decrease is primarily attributed to conversion of approximately $97 million of the Company's 6 1/4% Convertible Subordinated Debentures into common stock during the third quarter of 1994.

Interest income and other for the second quarter and first half of 1995 increased $3.1 million and $3.8 million, respectively, as compared to the same periods in 1994. The majority of this increase is attributable to increased earnings as a result of higher average cash and investment balances and interest rates in the second quarter and first half of 1995, offset in part by a reduction in other income.

The Company recorded a provision for income taxes for the second quarter and first half of 1995 and 1994 with an effective rate of 28%. The Company's effective tax rate was lower than the U.S. statutory rate primarily due to the Company's ability to utilize prior loss carryovers and due to the mix of expected earnings in its foreign subsidiaries.

Restructuring

The Company implemented a restructuring plan in the third quarter of 1992 revising its global manufacturing strategy, streamlining operations, discontinuing certain commodity products and focusing its product strategy on high-end technology solutions. Specifically, it involved the shutdown of the Braunschweig, Germany test and assembly facility, the planned phase-out of the Milpitas, California wafer fabrication facility, the consolidation of certain U.S. manufacturing operations, the downsizing of the chipset operation of its former subsidiary, Headland Technology Inc., and severance costs for approximately 500 employees worldwide. The $101.8 million restructuring charge included: the write-down and write-off of manufacturing facilities, equipment and improvements; the estimated operating costs attributable to the phase-out, closure and consolidation of these manufacturing facilities; the write-down of commodity chipset product inventories; the severance of manufacturing and other personnel; the consolidation of certain U.S. and foreign sales offices, design centers and administrative organizations; and certain legal matters and other costs.

By the end of 1994, the Company had completed the phase-out of the German test and assembly operation and written off the facility, discontinued the chipset business, completed partial phased-down of its Milpitas wafer manufacturing facility and certain U.S. assembly and test operations, and completed consolidation of certain U.S. sales offices and design centers. These actions included termination of approximately 350 employees.

The following table sets forth the remaining 1992 restructuring reserves at June 30, 1995 and December 31, 1994 (which are accounted for as components of fixed assets, inventories and current liabilities) and charges taken during the first half of 1995 (in thousands):


                      Balance                          Balance
                      12/31/94  Utilized*  Adjusted    6/30/95
Fixed asset related
 charges              $11,100   $  (536)   $(8,564)    $ 2,000
Other provisions
 for phase-down
 and consolidation
 of manufacturing
 facilities             3,500      (244)      (166)      3,090
Payments to
 employees for
 severance              1,500      (265)     (1,070)       165
Relocation, lease
 terminations and
 other corporate
 matters                9,200        -        9,800      19,000
   Total              $25,300   $(1,045)   $    -       $24,255


* Net of cumulative currency translation adjustments. Cash charges totaled $855,000 during the first half of 1995.

During the first half of 1995, $1,045,000 was charged against the restructuring reserves. These charges were for the continued phase-down of its U.S. manufacturing facilities, including the write-off and disposition of equipment ($536,000), the write-off of inventory ($267,000) and the severance of employees ($265,000), and ongoing maintenance costs of its vacant German facility ($239,000), offset in part by an increase in reserves due to translation adjustments as a result of the strengthening Deutschemark ($262,000). In response to changing economic conditions, the Company modified its original restructuring plan in the second quarter of 1995 and determined it would continue operation of its Milpitas, California wafer manufacturing facility. The Company also substantially completed the phase-down of its U.S. assembly and test operation. These actions resulted in excess reserves of approximately $12 million which were used to offset increases in the reserves for legal and other corporate matters, which include reserves for the jury verdict against the Company during the second quarter of 1995 in the Texas Instruments litigation (see Note 11 to the Unaudited Consolidated Condensed Financial Statements). Remaining reserves at June 30, 1995 include approximately $2.7 million for remaining costs related to the phase-down of the California manufacturing facilities, $2.6 million for continued maintenance of the vacant Braunschweig facility and $19 million for legal and other corporate matters. Management believes that the total reserves established are adequate to cover uncertainties in connection with these matters.


  Financial Condition

The Company's cash, cash equivalents and short-term investments increased $53.0 million during the first half of 1995 to $481.5 million from $428.5 at the end of 1994. The increase is primarily due to net proceeds from a stock offering of approximately $157.6 million and cash from operations of $133.5 million, partially offset by the acquisition of all minority owned stock in the Company's Japanese manufacturing subsidiary, Nihon Semiconductor, Inc. (NSI) for $125.9 million and net purchases of fixed assets of approximately $110.3 million. Working capital increased $64.7 million to $487.6 million at June 30, 1995 from $422.9 million at December 31, 1994.

During the first half of 1995, the Company generated $133.5 million of cash and equivalents from its operating activities, compared to $72.4 million during the first half of 1994. The increased net cash provided from operations as compared to the comparable 1994 period was primarily attributable to an increase in net income before depreciation and amortization and an increase in accrued and other liabilities, offset in part by a decrease in accounts payable.

Growing sales and increased manufacturing in response to rising customer demand contributed to increases in accounts receivable, inventories and accrued liabilities. In addition, the continued strengthening of the Yen added approximately $8.3 million to accounts receivable, $7.1 million to inventory and $17.3 million to accounts payable and accrued liabilities during the first half of 1995.

Net property and equipment was $653.1 million at June 30, 1995, an increase of $157.6 million compared to $495.5 million at the end of 1994. The increase was primarily due to $110.3 million of fixed asset purchases (primarily equipment for the Company's Japanese and U.S. manufacturing facilities) net of retirements and $73.8 million of equipment refinanced through operating leases by its Japanese manufacturing subsidiary (see additional discussion at Note 10 of the Unaudited Consolidated Condensed Financial Statements), $73.5 million associated with the strengthening of the Yen and a $33.1 million step-up of property and equipment as a result of the acquisition of the minority owned stock of NSI, partially offset by $66.8 million of depreciation. Management expects net capital expenditures to approximate $200 to $250 million for 1995.

In August 1995, the Company announced that it has selected Gresham, Oregon as the U.S. site for a new 8-inch wafer manufacturing facility and began construction. The initial phase is expected to require capital spending of approximately $600 to $800 million over the next 24 months and, when fully ramped, will have the capacity to run approximately 4,000 eight-inch wafers per week. Management estimates that the Company may spend as much as $4 billion in this site over the next 15 years.

In February 1995, the Company subscribed to purchase shares in Chartered Semiconductor Manufacturing Pte. Ltd. (CSM) for approximately $20 million, of which approximately $14 million has been paid and approximately $6 million will be paid in March 1996. Transfer of the shares is restricted for five years. The Company also entered into an agreement with CSM which guarantees specific capacity in connection with 0.6 micron wafer manufacturing technology. The Company expects to begin receiving output from this facility in the second half of 1995.

During 1994, the Company entered into a credit agreement with a group of banks which provide for an unsecured $60 million revolving credit facility. The agreement includes certain financial and non-financial covenants, with which the Company was in compliance at June 30, 1995. The Company has never borrowed under the credit facility. In addition, the Company's Japanese manufacturing subsidiary, NSI, entered into a 15 billion Yen operating lease arrangement during June 1995, of which 6.2 billion Yen ($73.8 million) had been utilized by the end of the quarter. The Company anticipates using the remaining lease line throughout 1995 and during the first quarter of 1996. Each of the Company's significant foreign affiliates have lines of credit available for local currency borrowings. These foreign bank lines of credit were not material as of June 30, 1995.

The increase in debt and other long-term liabilities was primarily attributable to $25.5 million associated with the strengthening Yen.

In July 1995, the Company completed an offering of 5,750,000 shares of common stock, netting proceeds of approximately $247 million. These shares will have a dilutive effect on earnings per share in the third quarter of 1995.

  The Company believes that its level of financial resources is an important competitive factor in its industry. Accordingly, the Company may, from time to time, seek additional equity or debt financing. The Company believes that existing liquid resources and funds generated from operations combined with funds from such financing and its ability to borrow funds will be adequate to meet its operating and capital requirements and obligations for the next 12 months. There can be no assurance that such additional financing will be available when needed or, if available, will be on favorable terms. Any future equity financing will decrease existing stockholders' percentage equity ownership and may, depending on the price at which the equity is sold, result in dilution.
                                  Part II


Item 1    Legal Proceedings

  Reference is made to Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1995 for a discussion of certain pending legal proceedings. The information provided at such reference remains unchanged except for the patent infringement suit brought by Texas Instruments ("TI"). This suit resulted in a May 1995 jury verdict against the Company holding the patents valid and finding wilful infringement. Damages against the Company were set by the jury at $14.6 million, for which the Company has adequate reserves. Because both of the patents involved in the litigation have expired, the verdict will have no effect upon the manufacture or sale of the Company's present or future products. The Company has filed various post-trial motions which, if granted, could reduce the jury award or set aside the jury verdict entirely. TI has requested treble damages, pre-judgement interest in the amount of $7.5 million from the Company and attorneys' fees that total $3.8 million from all three defendants. The Company believes that the jury verdict was in error and intends to appeal. The Company continues to believe that the final outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that this matter will be resolved without the payment of damages and other costs or that damages will not be increased to an amount in excess of the Company's reserves, thereby having an adverse effect on the Company.

Item 4    Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders of LSI Logic Corporation was held on May 12, 1995 in Milpitas, California. Of the total 60,513,725 shares outstanding as of the record date, 53,390,773 were present or represented by proxies at the meeting. The table below presents the results of the election of the Company's board of directors:

                                 Votes              Votes
                                  For              Withheld
       Wilfred J. Corrigan       53,305,626         85,147
       Malcom R. Currie          53,304,671         86,102
       T. Z. Chu                 53,307,551         83,222
       James H. Keyes            53,307,452         83,321
       R. Douglas Norby          53,306,314         84,459

   The stockholders approved an amendment to the Employee
Stock Purchase Plan, which increased the number of shares of common stock reserved for issuance thereunder by 750,000 shares. The proposal received 46,762,630 affirmative votes, 1,961,336 negative votes, 86,969 abstentions, and 4,579,838 non-votes.

   The stockholders approved an amendment to the 1991 Equity Incentive Plan, which increased the number of shares of common stock reserved for issuance thereunder by 3,000,000 shares. The proposal received 38,955,416 affirmative votes, 9,776,967 negative votes, 78,552 abstentions, and 4,579,838 non-votes.

   The stockholders approved an amendment to the 1991 Equity Incentive Plan which placed limits on the number of stock options that may be granted to any employee in a particular year to 750,000 shares. The proposal received 51,651,038 affirmative votes, 1,285,677 negative votes, 72,950 abstentions, and 381,108 non-votes.

   The stockholders approved the 1995 Director Option Plan, which reserved 250,000 shares for issuance thereunder. The proposal received 36,793,574 affirmative votes, 11,916,721 negative votes, 100,641 abstentions, and 4,579,837 non-votes.

   The stockholders approved an amendment to the Restated Certificate of Incorporation, which increased the number of common shares authorized for issuance by 176,500,000 shares to a total of 250,000,000 shares. The proposal received 36,991,619 affirmative votes, 11,361,829 negative votes, 76,379 abstentions, and 4,960,946 non-votes. The stockholders ratified the appointment of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ended December 31, 1995. The proposal received 53,308,687 affirmative votes, 31,987 negative votes, 50,099 abstentions, and zero non-votes.

Item 6    Exhibits and Reports on Form 8-K

(a)       Exhibits

          11.1 Calculation of Earnings Per Share

          27.1 Financial Data Schedule

(b)       Reports on Form 8-K

   Report on Form 8-K filed May 16, 1995 announcing the declaration of 100% stock dividend in the form of a two-for-one-stock split.

   Report on Form 8-K filed May 4, 1995 giving public notice of the Company's offer to acquire for cash the approximately
11,000,000 shares of LSI Logic Corporation of Canada, Inc. which it did not already own.




                               Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  LSI LOGIC CORPORATION


                                      (Registrant)



Date:  August 16, 1995            By   /s/ Albert A. Pimentel



                                 Albert A. Pimentel
                                 Senior Vice President Finance
                                  & Chief Financial Officer