Form 10-Q
period 1995-10-01
LSI LOGIC CORP
filed 1995-11-15
CIK 703360

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              Form 10-Q


(Mark One)
[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934
     For the Quarter Ended October 1, 1995

                                  or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
     For the transition period from __________ to ___________

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


As of November 3, 1995 there were 129,028,971 shares of registrant's Common Stock, $.01 par value, outstanding.






                          LSI LOGIC CORPORATION
                                Form 10-Q
                  FOR THE QUARTER ENDED OCTOBER 1, 1995

                                  INDEX




                                                       Page No.

PART I  Financial Information

Item 1    Financial Statements

 Consolidated Condensed Balance Sheets -
      September 30, 1995 and December 31, 1994              3

 Consolidated Condensed Statements of Operations -
       Three-Month and Nine-Month Periods Ended
       September 30, 1995 and 1994                          4

 Consolidated Condensed Statements of Cash Flows -
       Nine-Month Periods Ended
       September 30, 1995 and 1994                          5

  Notes to Consolidated Condensed Financial Statements      6

Item 2 Management's Discussion and Analysis of Results of
       Operations and Financial Condition                   11


PART II   Other Information

Item 1    Legal Proceedings                                 17

Item 4    Submission of Matters to a Vote of Security
            Holders                                         17

Item 6    Exhibits and Reports on Form 8-K                  18














                                 PART I
Item 1.  Financial Statements

                         LSI LOGIC CORPORATION
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                (In thousands, except per share amount)

                                    September 30,    December 31,
                                         1995             1994
ASSETS
(Unaudited)
Cash and cash equivalents          $   320,747        $   224,503
Short-term investments                 350,293            204,008
Accounts receivable, less allowance
  for doubtful accounts of
   $3,681 and $4,044                   203,197            152,244
Inventories                            140,958            107,824
Other current assets                    74,662             42,275
 Total current assets                1,089,857            730,854
Property and equipment, net            590,930            495,549
Other assets                            66,837             43,971
 Total assets                      $ 1,747,624        $ 1,270,374

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                   $   155,082        $   165,612
Accrued salaries, wages
 and benefits                           32,066             29,251
Accrued restructuring costs             22,465             19,800
Other accrued liabilities               41,137             30,192
Income taxes payable                    77,184             38,916
Current portion of long-term
 obligations and short-term
 borrowings                             19,062             24,167
 Total current liabilities             346,996            307,938
Long-term obligations                  272,270            288,496
Deferred income taxes                    6,847              6,861
Minority interest in subsidiaries        7,623            122,173
Commitments and contingencies
Stockholders' equity:
  Preferred shares; 2,000 shares
   authorized                               -                -
  Common stock; $.01 par value;
   250,000 shares authorized;
   128,876 and 114,287 shares
   outstanding                           1,289              1,143
  Additional paid-in capital           822,760            401,268
  Retained earnings                    233,617             67,070
  Cumulative translation adjustment     56,222             75,425
 Total stockholders' equity          1,113,888            544,906
 Total liabilities and stockholders'
    equity                         $ 1,747,624        $ 1,270,374

See accompanying notes to unaudited consolidated condensed financial statements.



                         LSI LOGIC CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (In thousands, except per share amounts)
                              (Unaudited)


                           Three Months Ended   Nine Months Ended
                            September 30,         September 30,
                            1995      1994        1995      1994

Revenues                 $330,832   $240,218   $918,056  $646,137
Costs and expenses:
 Cost of revenues         170,801    138,219    486,505   376,943
 Research and development  34,263     26,834     86,624    72,442
 Selling, general and
 administrative           39,325      30,645    118,803    91,204
Total costs and expenses 244,389     195,698    691,932   540,589

Income from operations    86,443      44,520    226,124   105,548

Interest expense          (4,379)     (4,822)   (12,679) (14,275)
Interest income and other  9,269       3,263     21,990    12,186

Income before income
 taxes and minority
 interest                  91,333     42,961   235,435  103,459
Provision for income
 taxes                     25,574     12,028     65,923  28,966

Income before minority
 interest                  65,759     30,933    169,512  74,493

Minority interest in net
 income of subsidiaries       217      1,465      2,965    2,232

Net income               $ 65,542   $ 29,468  $ 166,547 $ 72,261

Net income per share:
    Primary              $  0.50    $   0.26   $   1.34 $  0.68

    Fully diluted        $  0.47    $   0.24   $   1.25 $  0.63

Common share and common share equivalents
    used in computing per share amounts:
    Primary               132,123     112,788    124,644  106,992

    Fully diluted         144,128      127,876    137,232 123,772

See accompanying notes to unaudited consolidated condensed financial statements.


                          LSI LOGIC CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)
                                         Nine Months Ended
                                           September 30,
                                          1995        1994

Operating activities:
Net income                             $ 166,547     $  72,261
Adjustments:
  Depreciation and amortization          108,970        78,121
  Minority interest in net income
  of subsidiaries                          2,965         2,232
  Change in:
     Accounts receivable                  (51,338)     (27,333)
     Inventories                          (30,615)     (24,340)
     Other assets                         (33,683)     (24,559)
     Accounts payable                     (12,736)      75,482
Accrued and other liabilities               52,230      11,439
     Accrued restructuring costs            (3,866)     (4,472)
Net cash provided by operating activities  198,474      158,831

Investing activities:
  Purchases of debt and equity securities,
  net of maturities and sales             (146,850)     (89,806)
  Purchase of restricted equity
  securities                               (13,966)        -
  Change in other short-term investments        -        (7,989)
  Purchases of property and equipment, net
   of retirements and refinancings         (165,053)   (102,553)
  Acquisition of stock from minority
   interest holders                        (167,316)    (10,710)
Net cash used for investing activities     (493,185)   (211,058)

Financing activities:
  Issuance of Convertible Subordinated
      Notes                                     -       143,750
  Proceeds from borrowings                    52,971      5,061
  Repayment of debt obligations               (70,045)  (17,724)
  Issuance of common stock                     421,633   15,471
  Tax benefit from employee stock plans           -       1,400
Net cash provided by financing activities      404,559  147,958

Effect of exchange rate changes on cash and cash
  equivalents                                   (13,604)    6,441
Increase in cash and cash equivalents            96,244   102,172
Cash and cash equivalents at beginning
 of period                                      224,503   121,319
Cash and cash equivalents at end
 of period                                   $  320,747 $ 223,491

See accompanying notes to unaudited consolidated condensed financial statements.



                       LSI LOGIC CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (Unaudited)


Note 1-In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended January 1, 1995.

 For financial reporting purposes, the Company reports on a 13 or 14 week quarter and a 52 or 53 week year ending on the Sunday closest to December 31. For presentation purposes, the consolidated financial statements refer to the quarter's calendar month end for convenience. The results of operations for the nine month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.


Note 2 - Effective January 3, 1994, the Company adopted the
Statement of Financial Accounting Standards No. 115 (SFAS 115),
"Accounting for Certain Investments in Debt and Equity
Securities." The cumulative effect of adopting SFAS 115 in the first quarter of 1994 was not material.

Cash equivalents and short-term investments at September 30, 1995, consisted primarily of U.S. and foreign corporate debt securities, time deposits, auction rate preferred stock, commercial paper, bank notes, and U.S. and foreign government and agency securities. Cash equivalents and short-term investments held at September 30, 1995 and at December 31, 1994 approximate fair market value and mature in one year or less. The Company currently does not actively trade securities. Realized gains and losses are based on book value of specific securities sold and were not material during the three and nine month periods ended September 30, 1995 and 1994.

In February 1995, the Company subscribed to purchase shares in Chartered Semiconductor Manufacturing Pte. Ltd. for approximately $20 million, of which approximately $14 million has been paid and approximately $6 million will be paid in March 1996. Transfer of the shares is restricted for five years. The Company recorded the investment as a long-term asset at cost, which approximates the estimated fair market value at September 30, 1995.


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

As of September 30, 1995, outstanding forward exchange and currency swap contracts, settling October 1995 through September 1996, hedge various intercompany loans and purchase obligations to the Company's Japanese manufacturing subsidiary in excess of sales obligations to the Company's Japanese sales subsidiary. Outstanding foreign currency hedge instruments at December 31, 1994 consisted of forward exchange and currency swap contracts to manage its exposure associated with various intercompany loans. Foreign currency amounts are translated at rates current at the reporting date.

The following table summarizes by major currency the forward exchange and currency swap contracts outstanding (in thousands). The "buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the "sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.

                                 September 30,    December 31,
                                    1995               1994
Buy/(Sell):
 Japanese Yen                     $  38,821       $(10,351)
 Japanese Yen                       (26,021)            -
 U.S. Dollar                        (51,383)        (3,200)
 U.S. Dollar                         26,046             -
 Pound Sterling                       7,572           9,447
 Deutschemark                        (8,053)         (9,312)
 Canadian Dollar                       -             13,836
 Singapore Dollar                     6,089             -


These forward exchange and currency swap contracts are considered identifiable hedges. Realized and unrealized gains and losses are deferred until settlement of the underlying commitments and are recorded in income as part of the purchase or sale transaction when it is recognized, or as other gains or losses when a hedged transaction is no longer expected to occur. Deferred foreign exchange gains and losses were approximately $5.2 million and $0.7 million, respectively, at September 30, 1995, and were not material at December 31, 1994.


Note 4 - Balance sheet and cash flow information (in thousands):

                                 September 30,   December 31,
                                     1995              1994
Inventories:
Raw materials                    $  32,371       $  14,275
Work-in-process                     64,503          58,303
Finished goods                      44,084          35,246
  Total                          $ 140,958       $ 107,824

                                 September 30,   September 30,
                                     1995            1994
Cash Paid for:
Income taxes                     $ 25,677        $   13,700
Interest                           14,471            15,500

Note 5 - During the first nine months of 1995, the Company's Japanese sales affiliate sold approximately $23.8 million of its accounts receivables through non-recourse financing programs with two Japanese banks. These receivables were discounted at short-term Yen borrowing rates (averaging approximately 1.2%) and related fees were not material.


Note 6 - In August 1995, the Company purchased economic development revenue bonds with a twenty year term from the State of Oregon for $200 million. The State of Oregon then loaned the bond proceeds back to the Company under the same terms as the bonds. The coterminous agreements are accounted for on a net basis. The proceeds will be utilized in the construction of the wafer fabrication facility being constructed for the Company's use in Gresham, Oregon. The transaction is part of the strategic investment program contract between Multnomah County, Oregon, the City of Gresham, Oregon and the Company.


Note 7 - During the first nine months of 1995, $1.2 million was charged against the restructuring reserves. These charges were for the continued phase-down of its U.S. manufacturing facilities, including the write-off and disposition of equipment ($492,000), the write-off of inventory ($267,000) and the severance of employees ($265,000), the buyout of facility leases ($106,000) and ongoing maintenance costs of its vacant German facility ($330,000), offset in part by an increase in reserves due to translation adjustments as a result of the strengthening Deutschemark ($211,000). In response to changing economic conditions, the Company modified its original restructuring plan in the second quarter of 1995 and determined it would continue operation of its Milpitas, California wafer manufacturing facility. The Company also substantially completed the phase-down of its U.S. assembly and test operation. These actions resulted in excess reserves of approximately $12 million which were used to offset increases in the reserves for legal and other corporate matters, which include reserves for the jury verdict against the Company during the second quarter of 1995 in the Texas Instruments litigation (see Note 12 to the Unaudited Consolidated Condensed Financial Statements). Remaining reserves at September 30, 1995 include approximately $2.7 million for remaining costs related to the phase-down of the California manufacturing facilities, $2.4 million for continued maintenance of the vacant Braunschweig facility and $19 million for legal and other corporate matters. These reserves are accounted for as components of fixed assets, inventories and current liabilities at September 30, 1995 and December 31, 1994. Management believes that the total reserves established are adequate to cover uncertainties in connection with these matters. See further discussion in Management's Discussion and Analysis of Results of Operations and Financial Condition, Part I, Item 2 of this Form 10-Q.


Note 8 - During January 1995, the Company acquired all minority owned shares (a 45% interest) of its Japanese manufacturing subsidiary, Nihon Semiconductor, Inc. (NSI), from Kawasaki Steel Corporation (KSC) for a total of $175 million to be paid to KSC over eight years. The Company defeased this obligation through payment of $125.9 million to an unrelated party and pursuant thereto was legally released from the obligation by KSC. The acquisition was accounted for as a purchase. The excess of the total acquisition cost over the recorded value of assets acquired was allocated to property and equipment ($33.1 million) based on fair value and is being amortized over the estimated useful life of those assets of approximately nine years.

In July 1995, the Company purchased substantially all shares (approximately 12.2 million common shares, including outstanding options) not already owned of its publicly traded Canadian subsidiary, LSI Logic Corporation of Canada, Inc. (LSI Canada), for $4.00 Canadian Dollars (CD) per share or $42.7 million CD (U.S. $31.6 million). The excess of the purchase price over the fair value of the assets acquired of $15.6 million was allocated to goodwill and is being amortized over seven years. The Company funded the total purchase amount under a $50 million CD revolving credit line. During September 1995, the Company repaid all borrowings outstanding under the line of credit.

During the first nine months of 1995, the Company acquired approximately 1.4 million common shares of its Japanese sales affiliate from its minority interest shareholders for approximately $9.2 million. The acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the assets acquired ($1.8 million) was allocated to goodwill and is being amortized over seven years. The Company owned approximately 89.4% of the Japanese affiliate at September 30, 1995.


Note 9 - The Company's effective tax rate differs from the statutory rate due to the Company's ability to utilize prior loss carryovers and due to the mix of expected earnings in its foreign subsidiaries.


Note 10 -     The Board of Directors approved an increase in the
number of common shares authorized for issuance to 250,000,000 during February 1995 which was approved by the stockholders at the Company's annual meeting in May 1995.

During February 1995, the Company completed an offering of 6,325,000 (3,162,500 prior to the stock dividend in May 1995)
shares of common stock, netting proceeds of approximately $157.6 million.

On May 12, 1995, the Company's Board of Directors approved a two-for-one stock split in the form of a stock dividend for stockholders of record on May 23, 1995. The payment date was June 21, 1995. Share information for all periods presented has been retroactively adjusted to reflect this stock dividend.

During July 1995, the Company completed an offering of 5,750,000 shares of common stock, netting proceeds of approximately $247 million.

Note 11 - In June 1995, the Company, through its Japanese subsidiary, entered into a master lease agreement and a master purchase agreement with a group of leasing companies (Lessor) for up to 15 billion Yen. The leasing companies are funded by affiliated Japanese banks. The Company has guaranteed the performance of its Japanese subsidiary. Each Lease Supplement pursuant to the transaction will have a lease term of one year with four consecutive annual renewal options. The Company may at the end of any lease term return or purchase at a stated amount all the equipment. Upon return of the equipment, the Company must pay the Lessor a terminal adjustment amount. The Lessor also has entered into a remarketing agreement with a third party to remarket and sell any equipment returned pursuant to which the third party is obligated to reimburse the Company a guaranteed residual value. As of September 30, 1995, the Company had utilized 9.9 billion Yen ($114 million) under these agreements to refinance equipment owned by its Japanese manufacturing subsidiary.

There were no significant gains or losses from these transactions. These leases are accounted for as operating leases by the Company.


Note 12 - The Company is one of three defendants in a patent infringement suit brought by Texas Instruments (TI) in the Federal District Court in Dallas, Texas. In May 1995, this suit resulted in a jury verdict against the Company holding the patents valid and finding wilful infringement. Damages against the Company were set by the jury at $14.6 million. The Company filed certain post trial motions with the trial court, which included a motion to set aside the jury verdict and for an order that the Company had not infringed the patents. In addition, TI filed certain post trial motions, which included a motion that the jury award of damages be trebled. In July 1995, the district court judge ruled in the Company's favor, holding that the Company had not infringed the patents, and set aside the jury verdict, including the award of damages. TI has filed a notice of appeal with the United States Court of Appeals for the Federal Circuit. The Company had adequate reserves for the jury award. These reserves are being maintained by the Company pending the final outcome of this matter. Because both of the patents involved in the litigation have expired, they have no effect upon the manufacture or sale of the Company's present or future products. The Company continues to believe that the final outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that his matter will be resolved without the payment of damages and other costs, including an amount greater than the Company's present reserves, with the potential for an adverse effect on the Company.

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

The Company currently has international subsidiaries which operate and sell the Company's products in various global markets. The Company purchases a substantial portion of its raw materials and equipment from foreign suppliers, and incurs labor and other operating costs, particularly at its Japanese manufacturing facility, in foreign currencies. As a result, the Company is exposed to international factors such as changes in foreign currency exchange rates or weak economic conditions of the respective countries in which the Company operates. The Company utilizes various instruments, primarily forward exchange and currency swap contracts, to manage its exposure associated with currency fluctuation on intercompany transactions and certain foreign currency denominated commitments. At September 30, 1995, the Company had various forward exchange and currency swap contracts outstanding (see Note 3 to the Unaudited Consolidated Condensed Financial Statements). These contracts hedge intercompany loans and a substantial portion of the Company's Yen related exposures for the fourth quarter of 1995 and the first quarter of 1996.

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

Results of Operations

Revenues for the third quarter and first nine months of 1995 increased 38% and 42% to $330.8 million and $918.1 million, respectively, as compared to $240.2 million and $646.1 million for the third quarter and first nine months of 1994, respectively. The composition of revenues by major element was as follows:

                           Three Months Ended  Nine Months Ended
                              September 30,        September 30,
                              1995     1994      1995     1994
Component products          96%       90%       96%       88%
Design and services          4%       10%        4%       12%
                            100%      100%      100%      100%

Total component revenues grew 44% to $312.6 million and 52% to $862.9 million in the third quarter and first nine months of 1995, respectively, as compared to $217.5 million and $566.9 million in the same periods a year ago. The increase in revenue dollars and the increase in component revenues as a percentage of total revenues were primarily due to increased customer demand and increased volume relating to the production of higher technology products. Volume production grew as the Company continued to increase manufacturing capacity at its Japanese and U.S. manufacturing facilities. Design and services revenue decreased to $18.2 million and $55.2 million in the third quarter and the first nine months of 1995 compared to $22.7 million and $79.2 million in the same periods a year ago. The decrease is primarily attributed to a decline in nonrecurring engineering
(NRE) revenue as the Company's engineering efforts emphasized large volume production opportunities and more complex CoreWare designs. The decrease is also attributed to the recognition of a one-time $7 million sale involving certain products and marketing rights during the second quarter of 1994. One customer accounted for 12% percent of revenues during the first nine months of 1995.

Key elements of the statements of operations, expressed as a percentage of revenues, were as follows:





                          Three Months Ended   Nine Months Ended
                              September 30,        September 30,
                           1995       1994      1995      1994

Gross margin               48.4%      42.5%     47.0%     41.7%
Research and development
 expenses                  10.4%      11.2%      9.4%     11.2%
Selling, general and
 administrative expenses   11.9%      12.8%     12.9%     14.1%
Income from operations     26.1%      18.5%     24.6%     16.3%

Gross margin continued to improve in the third quarter and first nine months of 1995 compared to the same periods a year ago. The improvements were primarily the result of greater factory and capacity utilization,improving yields and other plant efficiencies at the Company's Japanese wafer manufacturing facility. Changes in product mix and an increase in the use of low cost assembly and test subcontractors also contributed favorably to gross margins. The Company's operating environment combined with the resources required to operate in the semiconductor industry requires managing a wide variety of factors such as factory and capacity utilization, manufacturing yields, product mix, availability of certain raw materials, terms negotiated with third-party subcontractors and foreign currency exchange rate fluctuations. Accordingly, gross profit margins for the third quarter and first nine months of 1995 may not be indicative of expected results for the remainder of the fiscal year.

Volume production capability is expected to continue to increase throughout the remainder of 1995 and during the first quarter of 1996 due to an increase in manufacturing capacity resulting primarily from the installation of additional production equipment in the Company's Japanese wafer manufacturing facilities and improving manufacturing yields. If demand for the Company's products does not absorb this additional capacity at a sufficient rate, the Company's gross margins and operating results could be negatively impacted in future periods.

Changes in the relative strength of the Yen may have a greater impact on the Company's gross margin than other foreign exchange fluctuations due to the Company's large wafer fabrication operations in Japan. Although the average Yen exchange rate for the third quarter and first nine months of 1995 increased approximately 5% and 11% from the same periods in 1994, respectively, the effect on gross margin and net income was not material as the Company's Yen denominated sales offset a substantial portion of its Yen denominated costs during those periods, and the Company hedged a majority of its remaining Yen exposures (see Note 3 to the Unaudited Consolidated Condensed
Financial Statements). However, there is no assurance that future changes in the relative strength of the Yen will not have a material effect on gross margins or operating results.

Research and development (R&D) expenses increased approximately
$7.4 million and $14.2 million in the third quarter and first nine months of 1995, respectively, compared to the same periods in 1994. The increase in R&D expenses is primarily attributed to increased staffing levels as the Company continues to invest in the development of higher technology sub-micron products and the related manufacturing, packaging and design processes. As a percentage of revenue, R&D expenses declined to approximately 10%
and 9% in the third quarter and first nine months of 1995 primarily due to partial utilization of the Company's R&D facility to increase production of its 0.5 micron products. The
Company anticipates continuing its investment in R&D at a rate of 9% to 11% of revenues in future periods.

Selling, general and administrative (SG&A) expenses increased
$8.7 million and $27.6 million in the third quarter and first nine months of 1995 compared to the same periods in 1994. The increase in total SG&A expenses was primarily due to increased staffing levels, legal costs associated with the Texas
Instruments lawsuit (see Part II, Item 1 of this Form 10-Q), other consulting costs, and costs in connection with the implementation of a new advertising campaign. SG&A expenses declined as a percentage of revenue to 12% in the third quarter of 1995 and to 13% in the first nine months of 1995 compared to 13% and 14%, respectively, for the same periods in 1994. The decline in SG&A expenses as a percentage of revenue primarily reflects the trend of more rapidly increasing revenues across these periods. The Company expects that SG&A expenses will continue to increase in absolute dollars although such expenses may fluctuate as a percentage of revenue on a quarterly basis.

In summary, total operating costs and expenses for the third quarter and first nine months of 1995 increased to $73.6 million and $205.4 million from $57.5 million and $163.6 million, respectively, for the third quarter and first nine months of 1994. Operating income as a percentage of revenues during the third quarter and first nine months of 1995 increased to 26% and 25% compared to 19% and 16%, respectively, for the same periods during 1994.

Interest expense for the third quarter and first nine months of 1995 decreased approximately $0.4 million and $1.6 million, respectively, as compared to the same periods in 1994. The decrease is primarily attributed to conversion of approximately
$97 million of the Company's 6 1/4% Convertible Subordinated
Debentures into common stock during the third quarter of 1994.

Interest income and other for the third quarter and first nine months of 1995 increased $6.0 million and $9.8 million, respectively, as compared to the same periods in 1994. The majority of this increase is attributable to increased earnings as a result of higher average cash and investment balances and interest rates in the third quarter and first nine months of 1995, offset in part by a reduction in other income.

The Company recorded a provision for income taxes for the third quarter and first nine months of 1995 and 1994 with an effective rate of 28%. The Company's effective tax rate is lower than the U.S. statutory rate primarily due to the Company's ability to utilize prior loss carryovers and due to the mix of expected earnings in its foreign subsidiaries.

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

The  following  table  sets  forth  the  remaining  1992
restructuring  reserves  at  September  30, 1995  and  December
31, 1994 (which are accounted for as components of fixed assets, inventories and current liabilities)and charges taken during the first nine months of 1995 (in thousands):

                       Balance                        Balance
                       12/31/94  Utilized*  Adjusted  9/30/95
Fixed asset related
 charges               $11,100  $ (492)     $(8,669)  $ 1,939
Other provisions for
 phase-down and
 consolidation of
 manufacturing
 facilities              3,500    (386)       (167)      2,947
Payments to employees
 for severance           1,500    (265)     (1,070)        165
Relocation, lease
 terminations and
 other corporate
 matters                 9,200    (106)      9,906     19,000
   Total               $25,300  $(1,249)    $   -     $24,051

* Net of cumulative currency translation adjustments. Cash charges totaled $1,008,000 during the first nine months of 1995.


During the first nine months of 1995, $1,249,000 was charged against the restructuring reserves. These charges were for the continued phase-down of its U.S. manufacturing facilities, including the write-off and disposition of equipment ($492,000), the write-off of inventory ($267,000) and the severance of employees ($265,000), the buyout of facility leases ($106,000) and ongoing maintenance costs of its vacant German facility ($330,000), offset in part by an increase in reserves due to translation adjustments as a result of the strengthening Deutschemark ($210,000). In response to changing economic conditions, the Company modified its original restructuring plan in the second quarter of 1995 and determined it would continue operation of its Milpitas, California wafer manufacturing facility. The Company also substantially completed the phase-down of its U.S. assembly and test operation. These actions resulted in excess reserves of approximately $12 million which were used to offset increases in the reserves for legal and other corporate matters, which include reserves for the jury verdict against the Company during the second quarter of 1995 in the Texas Instruments litigation (see Note 12 to the Unaudited Consolidated Condensed Financial Statements). Remaining reserves at September 30, 1995 include approximately $2.7 million for remaining costs related to the phase-down of the California manufacturing facilities, $2.4 million for continued maintenance of the vacant Braunschweig facility and $19 million for legal and other corporate matters. Management believes that the total reserves established are adequate to cover uncertainties in connection with these matters.

Financial Condition

The Company's cash, cash equivalents and short-term investments increased $242.5 million during the first nine months of 1995 to $671.0 million from $428.5 at the end of 1994. The increase is primarily due to net proceeds from two stock offerings in February and July 1995 of approximately $157.6 million and $247.0 million, respectively, and cash from operations of $198.5 million, partially offset by the acquisition of all minority owned stock in the Company's Japanese manufacturing subsidiary, Nihon Semiconductor, Inc. (NSI) for $125.9 million and its Canadian subsidiary for $31.6 million and net purchases of fixed assets of approximately $165.1 million. Working capital increased $320.0 million to $742.9 million at September 30, 1995 from $422.9 million at December 31, 1994.

During the first nine months of 1995, the Company generated $198.5 million of cash and equivalents from its operating activities, compared to $158.8 million during the first nine months of 1994. The increased net cash provided from operations as compared to the comparable 1994 period was primarily attributable to an increase in net income before depreciation and amortization and an increase in accrued and other liabilities, offset in part by increases in accounts receivable, prepaid and other assets and inventories and a decrease in accounts payable. Increased sales and manufacturing activities in response to rising customer demand contributed to increases in accounts receivable, inventories and accrued liabilities.

Net property and equipment was $590.9 million at September 30, 1995, an increase of $95.4 million compared to $495.5 million at the end of 1994. The increase was primarily due to $165.1 million of fixed asset purchases (primarily equipment for the Company's Japanese and U.S. manufacturing facilities) and construction costs related to a new wafer fabrication facility in Oregon (see below) net of retirements and $114 million of equipment refinanced through operating leases by its Japanese manufacturing subsidiary (see additional discussion at Note 11 of the Unaudited Consolidated Condensed Financial Statements) and a $33.1 million step-up of property and equipment as a result of the acquisition of the minority owned stock of NSI, partially offset by $109.0 million of depreciation. Management expects net capital expenditures to approximate $200 to $250 million for 1995.

In August 1995, the Company announced that it selected Gresham, Oregon as the U.S. site for a new 8-inch wafer manufacturing facility and began construction. The initial phase is expected to require capital spending of approximately $600 to $800 million over the next 24 months and, when fully ramped, will have the capacity to run approximately 4,000 eight-inch wafers per week.

In February 1995, the Company subscribed to purchase shares in Chartered Semiconductor Manufacturing Pte. Ltd. (CSM) for approximately $20 million, of which approximately $14 million has been paid and approximately $6 million will be paid in March 1996. Transfer of the shares is restricted for five years. The Company also entered into an agreement with CSM which guarantees specific capacity in connection with 0.6 micron wafer manufacturing technology. The Company expects to begin receiving output from this facility in the first quarter of 1996.

During 1994, the Company entered into a credit agreement with a group of banks which provide for an unsecured $60 million revolving credit facility. The agreement includes certain financial and non-financial covenants, with which the Company was in compliance at September 30, 1995. The Company has never borrowed under the credit facility. In addition, the Company's Japanese manufacturing subsidiary, NSI, entered into a 15 billion Yen operating lease arrangement during June 1995, of which 9.9 billion Yen ($114 million) had been utilized by the end of the quarter. The Company anticipates using the remaining lease line by the first quarter of 1996. Each of the Company's significant foreign affiliates have lines of credit available for local currency borrowings. These foreign bank lines of credit were not material as of September 30, 1995.

The decrease in debt and other long-term liabilities was primarily attributable to repayments of debt and capital lease obligations.

The Company believes that its level of financial resources is an important competitive factor in its industry. Accordingly, the Company may, from time to time, seek additional equity or debt financing. The Company believes that existing liquid resources and funds generated from operations combined with funds from such financing and its ability to borrow funds will be adequate to meet its operating and capital requirements and obligations through at least the next 12 months. There can be no assurance that such additional financing will be available when needed or, if available, will be on favorable terms. Any future equity financing will decrease existing stockholders' percentage equity ownership and may, depending on the price at which the equity is sold, result in dilution.

                              Part II


Item 1    Legal Proceedings

Reference is made to Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1995 for a discussion of certain pending legal proceedings. The information provided at such reference remains unchanged except for the patent infringement suit brought by Texas Instruments ("TI"). This suit resulted in a May 1995 jury verdict against the Company holding the patents valid and finding wilful infringement. Damages against the Company were set by the jury at $14.6 million. In July 1995 the district court judge granted the Company's motions, overturned the jury verdict and set aside all assessed damages. TI has filed an appeal. The Company has adequate reserves for the damages originally assessed. Because both of the patents involved in the litigation have expired, the verdict will have no effect upon the manufacture or sale of the Company's present or future products. The Company continues to believe that the final outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that this matter will be resolved without the payment of damages and other costs or that damages will not be increased to an amount in excess of the Company's reserves with the potential for having an adverse effect on the Company.

Item 6    Exhibits and Reports on Form 8-K

(a)       Exhibits

          11.1 Calculation of Earnings Per Share

          27.1 Financial Data Schedule

(b)       Reports on Form 8-K

          None

                            Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                LSI LOGIC CORPORATION
                                    (Registrant)

Date:  November 14, 1995       By   /s/ Albert A. Pimentel
                                 Albert A. Pimentel
                                 Senior Vice President Finance &
                                 Chief Financial Officer