Form 10-K405
period 1995-12-31
LSI LOGIC CORP
filed 1996-03-27
CIK 703360

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________________ TO ______________

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
---------------------------------------------  ---------------------------------------------
        Common Stock, $0.01 par value                     New York Stock Exchange
       Preferred Share Purchase Rights                    New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. YES  X   NO
                                             ---     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. /X/

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on March 15, 1996 as reported on the New York Stock Exchange, was approximately $3,202,915,081. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 15, 1996, registrant had 128,461,781 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following documents are incorporated by reference into Parts I, II, III and IV of this Form 10-K Report: (1) Proxy Statement for registrant's 1996 Annual Meeting of Stockholders, and (2) registrant's 1995 Annual Report to Stockholders.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

          LSI Logic Corporation (the "Company") is a leader in the design, development, manufacture and marketing of high performance application-specific integrated circuits ("ASICs"). The Company uses advanced process technology and design methodology to design and develop highly complex ASICs and other integrated circuits. The Company's sub-micron process technologies, combined with its product libraries, including CoreWare(R) libraries, provide the Company with the ability to integrate system-level solutions on a single chip.

          The Company's product marketing approach is to focus primarily on original equipment manufacturers in the computer, communications and consumer products industries. Within these industries, the Company emphasizes digital video, networking, desktop and personal computing and wireless communication applications. The Company targets its marketing and selling effort towards acknowledged industry leaders in these markets.

          The Company has developed and uses complementary metal oxide semiconductor ("CMOS") process technologies to manufacture integrated circuits implementing submicron geometries, including 0.5-micron processes for the Company's advanced product offerings. In 1995, the Company announced its newly developed 0.35-micron G10(TM) process which allows for up to 49,000,000 usable transistors on a single die. As process technology becomes more sophisticated, allowing greater density and increased functionality on a single chip, the system-on-a-chip is becoming the foundation of the Company's approach to the marketplace. The Company's CoreWare methodology and sub-micron process technologies permit customers to combine microprocessor "engines", logic blocks (including industry standard functions, protocols and interfaces) and memory with a customer's proprietary logic on a single chip. This allows the customer to differentiate its product and optimize its application.

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

          - Target Growth Markets and Selected Customers. The Company directs its marketing and selling efforts toward selected customers in the computer, consumer and communications industries. The Company targets high growth end markets which are characterized by increasingly shortened product cycles and ongoing changes in technological standards and performance requirements. As a result, customers in these markets tend to benefit from the flexibility of the Company's customized ASIC design methodology to help differentiate their products while still complying with existing and emerging global industry standards such as Ethernet and ATM (Asynchronous Transfer Mode) in the networking market, PCI bus interfaces in the computer market and MPEG2 (Motion Picture Experts Group) in the digital video market.

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

          - Flexibility in Design Engineering. The Company provides customers with a comprehensive approach and a continuum of solutions for the design and manufacture of ASICs. This allows customers substantial flexibility in how they proceed with an ASIC design project. A customer may establish product specifications for implementation into a particular chip design by the customer's engineers, by the Company's engineers on a "turn-key" basis or through a collaborative effort. The Company's design environment includes expanded interface capabilities to certain third party EDA software design tools from companies such as Cadence Design Systems, Inc., Mentor Graphics Corporation, Synopsys, Inc. and Viewlogic Systems, Inc.

          - Maintain High-Quality and Cost-Effective Manufacturing. The Company believes that owning its wafer manufacturing facilities improves quality, cost-effectiveness, responsiveness to customers, ability to implement leading-edge process technology and time-to-market as compared to companies that do not own their own wafer fabrication facilities. The Company's manufacturing operations are located in the United States, Japan and Hong Kong. The Company performs substantially all of its packaging, assembly and final test operations through third party subcontractors in various locations. The Company's production operations in the U.S. and Japan are ISO-9002 certified, an important international measure for quality.

          - Offer Worldwide Services. The Company markets its products and services on a worldwide basis through its direct sales, marketing and field technical staff of approximately 810 employees (including its subsidiaries in Europe, Canada and the Far East), and through independent sales representatives and distributors. The Company operates 22 design centers around the world to assist customers in product design activities. The Company's network of design centers allows the Company to provide its customers with highly experienced engineers to interact with customer engineering management and system architects to develop designs for new products and to provide continuing after-sale customer support.

PRODUCTS AND SERVICES

  Engineering

          The Company's product marketing strategy is to focus on original equipment manufacturers (OEMs) in the computer, consumer and communications products markets. The Company seeks out leaders in these markets with the objective of providing technical support to customers early in their new system product development process. In executing this strategy, the Company offers customers a wide variety of engineering design services. The Company's engineering design service approach allows the customers to determine the level of participation which they will have in the design process. The Company may provide complete "turn-key" engineering support for design projects where the customer provides high-level functional objectives. This type of engineering support is well suited for a customer's system-level design project in which the Company is engaged to utilize one or more of its CoreWare library elements for delivering a system on a single chip. However, the customer may also perform substantial design activity on its own. The Company's design environment includes an expanded interface to various third party EDA vendors' design tools.

          The Company makes available various library elements (including semiconductor macrocells, the basic silicon structures used in the design of logic circuits, and the larger predefined functional building blocks, "megacells" and "megafunctions"), technology data bases and design automation software programs. The most complex of the Company's library elements are called cores which are comprised of predefined and pretested cells of industry standard functions, protocols and interfaces.

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

  Components

          The Company's vertical market focus permits it to dedicate engineering resources to develop systems expertise in a particular market. This system-level expertise and design methodology in conjunction with a wide range of component product offerings, including the Company's CoreWare libraries, enable customers to achieve rapid time to market system-on-a-chip solutions. The Company's component product offerings are based upon metal programmable array, cell-based and Embedded Array(R) product architectures. The Company offers a wide variety of die sizes and functionality configurations that are available in different feature sizes and are based on different process technologies.

          A metal programmable array, also known as a gate array, is a matrix of uncommitted transistors contained on a single chip. The gate array is "programmed" (i.e., customized) only in the last steps of the fabrication process. This enables the manufacturer to produce large quantities of uncommitted gate arrays, known as "base arrays," and to benefit from the economies of volume chip production. These basic silicon substrates are designed and manufactured in a fashion similar to standard integrated circuits. The individual elements are interconnected at the metallization step in the manufacturing process to implement user-defined functions. Gate arrays, when compared to many standard logic circuits, provide the system manufacturer with lower cost, higher reliability, lower power consumption, increased performance and smaller end products.

          The Company's cell-based technology allows the customer to combine standard cells, memories such as fully static random access memory (RAM), static multi-port RAM, metal programmable read only memory (ROM) and other dedicated very large scale integration (VLSI) building blocks called megacells on a single chip. Through combinations of these various cell-based structures, the Company can provide the customer with customized solutions to a wide variety of digital design problems. Cell based technology offers customers higher density and enhanced performance as compared to gate array technology.

          In addition, the Company offers its customers the opportunity to create proprietary base wafers by utilizing a combination of the Company's standard cell technology with gate array technology. This Embedded Array product option can provide the customer with both high performance and density features normally associated with cell-based technology and with fast turnaround times resembling those available only for gate array-based designs.

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

          The Company intends the CoreWare libraries it offers to be based upon industry standard functions, protocols and interfaces, thereby positioning them to be useful in a wide variety of systems applications. Representative examples from the Company's CoreWare libraries include implementations of the Ethernet, ATM (Asynchronous Transfer Mode) and SONET standards for the networking market, PCI bus interfaces for the computer market and, MPEG2 (Motion Picture Experts Group) for the digital video market. The Company's MiniRISC(TM) family of MIPS-based RISC (reduced instruction set computing) central processing unit
(CPU) cores can be coupled with these other cores and with customer proprietary functionality to realize system-level applications on a single chip. The Company's CoreWare product libraries are designed to be used with the customer's proprietary logic in gate array, cell-based or Embedded Array product designs based upon the Company's design methodology. Expansion of the Company's CoreWare library elements is expected to continue into the foreseeable future.

          The Company continues to emphasize engineering development and acquisition of CoreWare libraries and integration of CoreWare libraries into its ASIC design capabilities in the Company's transition from manufacturing products substantially based on the customer's proprietary logic design to emphasizing ASIC opportunities that utilize the Company's CoreWare product libraries. There can be no assurance, however, that the cores selected for investment of the Company's financial and engineering resources will enjoy market acceptance or that such cores can be successfully integrated into the Company's ASIC design environment on a timely basis. See "Marketing and Customers."

          The Company also offers a family of application specific standard product high-speed digital signal and image processing devices that perform a wide variety of common digital signal processing operations. Generally, however, even new standard products developed by the Company are implementations of emerging industry standard functions that the Company is targeting for inclusion in its CoreWare library as well.

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

          Currently, the Company's manufacturing facilities are located in the United States, Japan and the Far East. Management and control of manufacturing operations is performed by the Company's Hong Kong affiliate. Substantially all of the Company's wafers are manufactured at its two wafer fabrication facilities in Japan. Final assembly and test operations are conducted by the Company's Hong Kong affiliate through independent subcontractors, and through the Company's Fremont, California facility. In July 1997, Hong Kong will come under the complete control of the Chinese government. There can be no assurance that the Company and its affiliates will not experience a disruption in the flow of products, which could result in a material adverse impact on the Company's operating results, as a result of a reversion of control of Hong Kong to China. In addition to the possible reversion of Hong Kong to Chinese control, any political or economic disruptions in the countries where the subcontractors are located could result in a material adverse impact on the Company's operating results.

          The Company utilizes various high performance CMOS process technologies in the volume manufacture of its products. The Company's facility in Japan utilizes advanced process technologies in conjunction with computer integrated manufacturing to produce 0.5-micron products containing up to 1.5 million gates (or up to 9 million transistors on a single chip) and offers customers a high-volume, reliable source for manufacturing. This 50,000 square foot facility has a highly automated production line, providing greater productivity and product quality. Decisions such as prioritization of specific customer requirements or maximizing machine efficiencies can be made rapidly with the aid of computer integrated manufacturing. In 1995, the Company completed an upgrade of its Japanese facility, including the installation of chemical mechanical polishing (CMP) equipment in order to improve yields, thereby effectively increasing capacity. The equipment installed at this facility accommodates both current and expected future process requirements and automation standards.

          In August 1995, the Company began development of a new site in Gresham, Oregon for manufacturing operations and other purposes. The site, which consists of approximately 325 acres, is planned to accommodate expansion requirements the Company may have in the foreseeable future. Construction of a new wafer fabrication facility is in process and is expected to commence volume production during the latter half of 1997. When fully equipped, this manufacturing facility is designed to have the capacity for 4,000 eight-inch wafer starts per week utilizing the Company's 0.35-micron process technology. The Company currently estimates it will spend between $600,000,000 to $800,000,000 to bring this facility to full production capacity.

          Disruption of operations at any of the Company's primary manufacturing facilities, or at any of its subcontractors for any reason, including work stoppages, fire, earthquake or other natural disasters, would cause delays in shipments of the Company's products. There can be no assurance that alternate capacity would be available on a timely basis or at all, or that, if available, it could be obtained on favorable terms, thereby potentially resulting in a loss of customers. The disruption of operations for these and other reasons could adversely affect the Company's operating results. The Company has in the past and will in the future, consider developing foundry relationships with certain other semiconductor manufacturers whereby the Company may purchase quantities of wafers (both unmetallized and metallized) that are manufactured to the Company's specifications.

          The semiconductor industry is capital intensive. In order to remain competitive, the Company must continue to make significant investments in new facilities and capital equipment. In 1995, capital expenditures (leases and purchases of plant and equipment) were approximately $385,000,000. The Company expects 1996 capital expenditures to be approximately $400,000,000, and expects significant capital expenditures in subsequent years, as well. There can be no assurance that the Company will have the resources available when needed to meet these requirements. The Company may be required to seek additional equity or debt financing to fund further expansion of its fabrication capacity or for other purposes. There can be no assurance that such additional financing will be available when needed or, if available, will be on satisfactory terms. In addition, the level of capital expenditures necessary to enable the Company to remain competitive result in a relatively high level of fixed costs. If demand for the Company's products does not absorb the additional capacity, the increase in fixed costs and operating expenses related to increases in production capacity may materially and adversely affect the Company's results of operations and financial condition.

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

          Testing includes final test and final quality assurance acceptance. Dedicated computer systems are used in this comprehensive testing sequence. The test programs utilize the basic functional test criteria from the design simulation which was generated and approved by the customers' design engineers. Most product testing operations are currently conducted in close proximity to the particular facility where assembly activities are performed. The Company intends to continue its use of independent assembly plants to test its products.

          Certain of the raw materials used in the manufacture of circuits are available from a limited number of suppliers in the United States and elsewhere. For example, for several types of the integrated circuit packages that are purchased by the Company, as well as by the majority of other companies in the semiconductor industry, the Company must rely on one vendor for the majority of its supply. The Company has in the past experienced, and anticipates that it may in the future experience difficulty in obtaining the most advanced plastic or ceramic packaging for integrated circuits, which can cause shipment delays. The Company does not have long-term fixed supply contracts with its suppliers. Shortages could occur in various essential materials due to interruption of supply or increased demand in the industry. If the Company were unable to procure certain of such materials from any source, it would be required to reduce its manufacturing operations. To date, the Company has experienced no significant difficulty in obtaining the necessary raw materials. The Company's operations also depend upon a continuing adequate supply of electricity, natural gas and water.

          The semiconductor industry historically has been characterized by wide fluctuations in product supply and demand. From time to time the industry also has experienced significant downturns, often in connection with, or in anticipation of maturing product cycles (of both the semiconductor companies and their customers) and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity and subsequent accelerated erosion of average selling prices, and in some cases, have lasted for more than a year. For example, the Company believes that its operating results were adversely affected by an industry-wide downturn in the demand for semiconductors beginning in 1990, culminating in the Company's 1992 restructuring charge and reorganization of its operations. There is no assurance that the levels of demand for semiconductor products experienced in 1995 will continue. The Company may experience substantial period-to-period fluctuations in future operating results due to general industry conditions or events occurring in the general economy and the Company's business could be materially and adversely affected by a significant industry-wide downturn. The Company continues to evaluate its worldwide manufacturing operations to effect additional cost-savings and technological improvements.

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

          Development of advanced manufacturing technologies in the semiconductor industry frequently requires that critical selections be made as to those vendors from which essential equipment (including future enhancements) and after-sales services and support will be purchased. Similarly, procurement of certain types of materials required by the Company's manufacturing technologies are closely linked with certain equipment selections. When the Company implements specific technology choices, it may become dependent upon certain sole-source vendors. Accordingly, the Company's capability to switch to other technologies and vendors may be substantially restricted and may involve significant expense and delay in the Company's technology advancements and manufacturing capabilities. The semiconductor equipment and materials industries also include a number of vendors that are relatively small and have limited resources. Several of these vendors provide equipment and or services to the Company. The Company does not have long-term supply or service agreements with vendors of certain critical items. Additionally, there can be no assurance that disruptions in these vendors' ability to perform will not occur. Should the Company experience such disruptions, the Company's operations could be adversely affected, which could have a material adverse effect on its operating results.

          In countries in which the Company is conducting business in local currency, currency exchange fluctuations could adversely affect the Company's revenues and costs. A substantial portion of the costs of the Company's manufacturing operations are denominated in Japanese yen. In addition, the Company purchases a substantial portion of its raw materials and equipment from foreign suppliers and incurs labor costs in foreign locations. A portion of these transactions are denominated in currencies other than in U.S. dollars, principally in Japanese yen. International sales are generally denominated in local currencies. The Company also has borrowings and operating lease obligations denominated in yen, which totaled approximately 25 billion yen (approximately $243 million) as of December 31, 1995. Such transactions and borrowings expose the Company to exchange rate fluctuations for the period of time from inception of the transaction until it is settled. In recent years, the yen has fluctuated substantially against the U.S. dollar. The Company has entered and will from time to time enter into hedging transactions in order to minimize exposure to currency rate fluctuations. There can be no assurance that such hedging transactions will minimize exposure to currency rate fluctuations or that fluctuations in the currency exchange rates in the future will not have an adverse impact on the Company's results of operations. In addition, there can be no assurance that inflation rates in countries where the Company conducts operations will not adversely affect the Company's operating results in the future.

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

MARKETING AND CUSTOMERS

          The Company has focused its marketing efforts primarily on the computer, communications and consumer products industries, and within those industries, the Company emphasizes digital video, networking, desktop and personal computing and wireless communication applications. The Company's strategy is to leverage its systems-level ASIC strength to shift its emphasis from the small design "glue logic" type of account to the type of account where the Company can bring greater intellectual property to the relationship. The Company, however, expects that this strategy will result in the Company becoming increasingly dependent on a limited number of customers for a substantial portion of its revenues.

          The Company markets its products and services through its worldwide direct sales and marketing organization which consists of approximately 810 employees (including subsidiaries), and through independent sales representatives and distributors. All of the Company's customer design centers also include a direct sales office. See "Properties." For information concerning foreign operations, see Note 10 of Notes to Consolidated Financial Statements in the Company's 1995 Annual Report to Stockholders. International sales are generally denominated in local currencies. International sales are subject to risks common to export activities, including governmental regulations, trade barriers, tariff increases and currency fluctuations. To date, the Company has not experienced any material difficulties because of these risks.

          In 1995, Sony Corporation accounted for approximately 12% of the Company's revenues. In 1994 and 1993 Sun Microsystems, Inc. accounted for approximately 14% and 12%, respectively, of the Company's revenues. In 1994, Intel Corporation accounted for approximately 11% of the Company's revenues.

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

COMPETITION

          The Company's competitors include many large domestic and foreign companies which have substantially greater financial, technical and management resources than the Company, as well as emerging companies attempting to sell products to specialized markets such as those addressed by the Company. Several major diversified electronics companies, including Fujitsu, Ltd., Toshiba Corporation, NEC Corporation and a number of United States semiconductor manufacturers, including Lucent Technologies, Inc. (formerly known as AT&T), Motorola Inc. and Texas Instruments Incorporated, offer ASIC products and/or offer products which are competitive to the product lines of the Company. In addition, there is no assurance that certain large customers, some of whom the Company has licensed to use elements of its process and product technologies, will not develop internal design and production operations to produce their own ASICs.

          The principal factors on which competition in the ASIC market is based include design capabilities (including both the software design tool features, compatibility with industry standard design tools, CoreWare library and the skills of the design team), quality, delivery time and price. The Company believes that it presently competes favorably with respect to these factors, and that its success will depend on its continued ability to provide its customers with a complete range of design services, products and manufacturing capabilities on competitive terms. There can be no assurance, however, that other custom logic design approaches will not be developed which could have an adverse impact on the Company's business and results of operations.

          The Company is increasingly emphasizing its CoreWare product offerings and methodology. The Company believes that this strategy presents new business opportunities for which the Company believes it has a present competitive advantage. Although there may be other companies that offer similar types of products, the Company believes it currently offers different capabilities than those companies. As the market for the CoreWare approach grows, the Company expects alternative solutions to be offered by its competitors and that competition will intensify. There can be no assurance that the Company's CoreWare product approach will continue to receive market acceptance, that a competitor's product will not achieve greater acceptance or that as competition intensifies, the Company's future operating results will not be adversely impacted. Important competitive factors will include the content, quantity and quality of CoreWare library elements available, the quality of process technology, the ability of a company to offer its customers systems-level expertise and the ability of a customer to customize and differentiate its product. There can be no assurance that the Company will be able to compete favorably in these areas.

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

          The Company's research and development emphasizes the development of new advanced products, improvements in process technologies, enhancements of design automation software capabilities, and cost reduction of existing products. During 1995, 1994 and 1993, the Company expended $123,892,000, $98,978,000 and $78,995,000, respectively, on its research and development activities. The Company expects to continue to make significant investments in research and development activities and believes such investments are critical to its ability to continue to compete with other ASIC manufacturers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" at page 11 of the Company's 1995 Annual Report to Stockholders, incorporated herein by reference.

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

          As is typical in the semiconductor industry, the Company has from time to time received, and may in the future receive, communications from other parties asserting patent rights, mask work rights, copyrights, trademark rights or other intellectual property rights that such other parties allege cover certain of the Company's products, processes, technologies or information. Several such assertions relating to patents are in various stages of evaluation. The Company is considering whether to seek licenses with respect to certain of these claims. Litigation has arisen with respect to one of these assertions. Based on industry practice, the Company believes that licenses or other rights, if necessary, could be obtained on commercially reasonable terms. Nevertheless, no assurance can be given that licenses can be obtained, or if obtained will be on acceptable terms or that litigation or other administrative proceedings will not occur. The inability to obtain licenses or other rights or to obtain such licenses or rights on favorable terms or litigation arising out of such other parties' assertions could have a material adverse effect on the Company's future operating results. See "Legal Proceedings."

          The Company has also entered into certain license agreements which generally provide for the non-exclusive licensing of design and product manufacturing rights and for cross-licensing of future improvements developed by either party.

ENVIRONMENTAL REGULATION

          Federal, state and local regulations impose various environmental controls on the use and discharge of certain chemicals and gases used in semiconductor processing. The Company's facilities have been designed to comply with these regulations, and the Company believes that its activities conform to present environmental regulations. Increasing public attention has, however, been focused on the environmental impact of electronics and semiconductor manufacturing operations. While the Company to date has not experienced any materially adverse effects on its business from environmental regulations, there can be no assurance that such regulations will not be amended so as to impose expensive obligations on the Company. In addition, violations of environmental regulations or unpermitted discharges of hazardous substances could result in the necessity for additional capital improvements to comply with such regulations or to restrict discharges, liability to Company employees and/or third parties, and business interruptions as a consequence of permit suspensions or revocations or as a consequence of the granting of injunctions requested by governmental agencies or private parties.

EMPLOYEES

          At December 31, 1995, the Company and its subsidiaries had approximately 3,870 employees, including approximately 810 in field marketing and sales, approximately 530 in product marketing and support, approximately 680 in engineering and research and development activities, approximately 1,545 in manufacturing and approximately 305 in executive and administrative activities.

          The Company's future success depends in large part on the continued service of its key technical and management personnel and on its ability to continue to attract and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on the Company. The Company has never had a work stoppage, slow-down or strike, and no United States employees are represented by a labor organization. The Company considers its employee relations to be good.

RISK FACTORS

          In addition to the following risk factors, reference is made to those risk factors described elsewhere in this Form 10-K Report, as well as in the other documents incorporated by reference in this Form 10-K Report.

          Dependence on New Process Technologies and Products. The Company believes that its future success depends, in part, on its ability to improve its existing technologies and to develop and implement new process technologies in order to continue to reduce semiconductor die size, improve device performance and manufacturing yields, adapt products and processes to technological changes and adopt emerging industry standards. If the Company is not able to successfully implement new process technologies and achieve volume production of new products at acceptable yields using new manufacturing processes, the Company's operating results will be adversely affected. In addition, the Company must continue to develop and introduce new products that compete effectively on the basis of price and performance and that satisfy customer requirements. New product development often requires long-term forecasting of market trends, development and implementation of new processes and technologies and a substantial capital commitment. The Company intends the CoreWare library elements it offers to be based upon industry standard functions, protocols and interfaces, thereby positioning them to be useful in a wide variety of systems applications. The Company continues to emphasize engineering development and acquisition of CoreWare building blocks and integration of CoreWare libraries into its design capabilities. There can be no assurance, however, that the cores selected for investment of the Company's financial and engineering resources will be developed or acquired in a timely manner or will enjoy market acceptance.

          Manufacturing Risks. Disruption of operations at any of the Company's primary manufacturing facilities, particularly the Company's Japanese facilities, or any of its subcontractors for any reason, including work stoppages, fire, earthquake or other natural disasters, would cause delays in shipments of the Company's products. There can be no assurance that alternate capacity, particularly wafer production capacity, would be available on a timely basis or at all, or that if available, it could be obtained on favorable terms, thereby potentially resulting in a loss of customers. The disruption of operations for those or other reasons could adversely affect the Company's operating results.

          Capital Needs. The semiconductor industry is capital intensive. In order to remain competitive, the Company must continue to make significant investments in new facilities and capital equipment. The Company expects 1996 capital expenditures to be approximately $400,000,000, and expects significant capital expenditures in subsequent years, as well. There can be no assurance that the Company will have the resources available when needed to meet these requirements. The Company may be required to seek additional equity or debt financing to fund further expansion of its fabrication capacity or for other purposes. There can be no assurance that such additional financing will be available when needed or, if available, will be on satisfactory terms. In addition, the level of capital expenditures necessary to enable the Company to remain competitive result in a relatively high level of fixed costs. If demand for the Company's products does not absorb the additional capacity, the increase in fixed costs and operating expenses related to increases in production capacity may materially and adversely affect the Company's results of operations and financial condition.

          Fluctuations in Operating Results. The Company believes that its future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products, the ability to develop and implement new technologies, the availability and extent of utilization of manufacturing capacity, changes in product mix, fluctuations in manufacturing yields, the timing of new product introductions, price erosion, exchange rate fluctuations and other competitive factors. As a participant in the semiconductor industry, the Company operates in a technologically advanced, rapidly changing and highly competitive environment. The Company predominantly sells custom products to customers operating in a similar environment. Accordingly, changes in the conditions of any of the Company's customers may have a greater impact on the Company than if the Company offered standard products that could be sold to many purchasers. While the Company cannot predict what effect these various factors may have on its financial results, the aggregate effect of these and other factors could result in significant volatility in the Company's future performance and stock price. To the extent the Company's performance may not meet expectations published by external sources, public reaction could result in a sudden and significantly adverse impact on the market price of the Company's securities, particularly on a short-term basis.

          Competition. The semiconductor industry in general and the markets in which the Company competes in particular are intensely competitive, exhibiting both rapid technological changes and continued price erosion. The Company's competitors include many large domestic and foreign companies which have substantially greater financial, technical and management resources than the Company, as well as emerging companies attempting to sell products to specialized markets such as those addressed by the Company. Several major diversified electronics companies, including Fujitsu, Ltd., Toshiba Corporation and NEC Corporation, and a number of United States semiconductor manufacturers, including Lucent Technologies, Inc. (formerly known as AT&T), Motorola Inc. and Texas Instruments Incorporated, offer ASIC products or other products which are competitive to the product lines of the Company. In addition, there is no assurance that certain large customers, some of whom have licensed elements of the Company's process and product technologies, will not develop internal design and production operations to produce their own ASICs. There can be no assurance that the Company will be able to continue to compete effectively with its existing or new competitors.

          Currency Risks. In countries in which the Company is conducting business in a local currency, currency exchange fluctuations could adversely affect the Company's revenues and costs. A substantial portion of the costs of the Company's manufacturing operations are denominated in Japanese yen. In addition, the Company purchases a substantial portion of its raw materials and equipment from foreign suppliers and incurs labor costs in foreign locations. A portion of these transactions are denominated in currencies other than in U.S. dollars, principally in Japanese yen. International sales are generally denominated in local currencies. The Company also has borrowings and operating lease obligations denominated in yen, which totaled approximately 25 billion yen (approximately $243 million) at December 31, 1995. Such transactions and borrowings expose the Company to exchange rate fluctuations for the period of time from inception of the transaction until it is settled. In recent years, the yen has fluctuated substantially against the U.S. dollar. However, the Company has entered and will from time to time enter into hedging transactions in order to minimize exposure to currency rate fluctuations. There can be no assurance that such hedging transactions will minimize exposure to currency rate fluctuations or that fluctuations in currency exchange rates in the future will not have an adverse impact on the Company's results of operations. In addition, there can be no assurance that inflation rates in countries where the Company conducts operations will not adversely affect the Company's operating results in the future.

          Customer Concentration. As a result of the Company's strategy to direct its marketing and selling efforts toward selected customers, the Company expects that it will become increasingly dependent on a limited number of customers for a substantial portion of its revenues. During 1995, approximately 53% of the Company's net revenues were from sales to its top ten customers. Loss of new product design wins or cancellation of business from any of these major customers, significant changes in scheduled deliveries to any of these customers or decreases in the prices of products sold to any of these customers could materially adversely affect the Company's results of operations.

          Intellectual Property and Litigation. Although the Company believes that the protection afforded by its patents, patent applications and trademarks has value, the rapidly changing technology in the semiconductor industry makes the Company's future success dependent primarily upon the technical competence and creative skills of its personnel rather than on patent and trademark protection. As is typical in the semiconductor industry, the Company has from time to time received, and may in the future receive, communications from other parties asserting patent rights, mask work rights, copyrights, trademark rights or other intellectual property rights that such other parties allege cover certain of the Company's products, processes, technologies or information. Several such assertions relating to patents are in various stages of evaluation. The Company is considering whether to seek licenses with respect to certain of these claims. Based on industry practice, the Company believes that licenses or other rights, if necessary, could be obtained on commercially reasonable terms for such existing or future claims. Nevertheless, no assurance can be given that licenses can be obtained, or if obtained will be on acceptable terms or that litigation or other administrative proceedings will not occur. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or litigation arising out of such other parties' assertions, both existing and future, could have a material adverse effect on the Company's future operating results.

          Cyclical Nature of the Semiconductor Industry. The semiconductor industry is characterized by rapid technological change, rapid product obsolescence and price erosion. The semiconductor industry historically has been characterized by wide fluctuations in product supply and demand. From time to time the industry also has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles (of both the semiconductor companies and their customers) and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity and subsequent accelerated erosion of average selling prices, and in some cases, have lasted for more than a year. For example, the Company believes that its operating results were adversely affected by an industry-wide downturn in the demand for semiconductors beginning in 1990, culminating in the Company's 1992 restructuring charge and reorganization of its operations. There is no assurance that levels of demand for semiconductor products experienced in 1995 will continue. The Company may experience substantial period-to-period fluctuations in future operating results due to general industry conditions or events occurring in the general economy, and the Company's business could be materially and adversely affected by a significant industry-wide downturn. The Company continues to evaluate its worldwide manufacturing operations to effect additional cost-savings and technological improvements.

ITEM 2.  PROPERTIES

          The following table sets forth certain information concerning the Company's principal facilities.

Principal Locations

NO. OF                                      LEASED/                   TOTAL
BUILDINGS         LOCATION                  OWNED                     SQ. FT.                            USE
---------         --------                  -----                     -------                            ---
7                 Milpitas, CA              Leased                    609,410                    Corporate Offices,
                                                                                                 Administration, Engineering,
                                                                                                 Manufacturing

1                 Fremont, CA               Leased                     74,000                    Manufacturing

1                 Fremont, CA               Owned                      65,000                    Manufacturing

2                 Santa Clara, CA           Leased                     83,290                    Research and Development

1                 Fremont, CA               Leased                     39,246                    Shipping and Receiving

1                 Bracknell,
                  United Kingdom            Leased                     18,000                    Executive Offices, Design Center,
                                                                                                 Sales

1                 Tokyo, Japan              Leased                     24,263                    Executive Offices, Design Center,
                                                                                                 Sales

5                 Tsukuba, Japan            Owned                     334,541                    Executive Offices, Manufacturing

1                 Etobicoke, Canada         Leased                     14,005                    Executive Offices, Design Center,
                                                                                                 Sales
1                 Tsuen Wan,
                  Hong Kong                 Owned                      26,000                    Manufacturing, Assembly & Test

          The Company maintains leased regional office space for its field sales offices at the locations described below, some of which also contain design centers as indicated. In addition, the Company maintains design centers at various distributor locations.

Sales Offices                          Design Centers
-------------                          --------------
United States                          United States

Atlanta, GA                            Bethesda, MD
Austin, TX                             Dallas, TX
Beaverton, OR                          Edison, N.J.
Bellevue, WA                           Irvine, CA
Bethesda, MD                           Milpitas, CA
Boca Raton, FL                         Minneapolis, MN
Boulder, CO                            Schaumburg, IL
Dallas, TX                             Waltham, MA
Edison, NJ
Houston, TX
Irvine, CA
Milpitas, CA
Minneapolis, MN
Raleigh, NC
San Diego, CA
Schaumburg, IL
Victor, NY
Waltham, MA

International                          International

Etobicoke, Ontario, Canada             Etobicoke, Ontario, Canada
Kanata, Ontario, Canada                Kanata, Ontario, Canada
Montreal, Quebec, Canada               Montreal, Quebec, Canada
Paris, France                          Paris, France
Munich, Germany                        Munich, Germany
Stuttgart, Germany                     Stuttgart, Germany
Ramat Hasharon, Israel                 Ramat Hasharon, Israel
Milan, Italy                           Milan, Italy
Osaka, Japan                           Osaka, Japan
Seoul, Korea                           Seoul, Korea
Madrid, Spain                          Madrid, Spain
Kista, Sweden                          Kista, Sweden
Taipei, Taiwan                         Taipei, Taiwan
Bracknell, U.K.                        Bracknell, U.K.

              Leased facilities described above are subject to operating leases which expire in 1996 through 2005. See Note 11 of Notes to Consolidated Financial Statements in the Company's 1995 Annual Report to Stockholders.

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

              In TI's United States District Court action, TI sought damages in an unspecified amount for alleged prior patent infringement. In May 1995, at the conclusion of a jury trial, a verdict was rendered against the Company, holding the patents valid and finding wilful infringement. Damages against the Company were set by the jury at $14.6 million. In July 1995, the District Court judge granted the Company's motions, overturned the jury verdict and set aside all assessed damages. TI has filed an appeal in the United States Court of Appeals for the Federal Circuit, which is still pending. The Company has adequate reserves for the damages originally assessed. Because both of the patents involved in the litigation have expired, the verdict would have had no effect upon the manufacture or sale of the Company's present or future products. The Company continues to believe that the final outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that this matter will be resolved without the payment of damages and other costs or that damages will not be increased to an amount in excess of the Company's reserves with the potential for having an adverse effect on the Company.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

              The information required by this Item is incorporated by reference to page 43 of the Company's 1995 Annual Report to Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

          The information required by this Item is incorporated by reference to pages 38 through 40 of the Company's 1995 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information required by this Item is incorporated by reference to pages 11 through 17 of the Company's 1995 Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by this Item is incorporated by reference to pages 18 through 37 of the Company's 1995 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III

          Certain information required by Part III is omitted from this Report in that the registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders to be held May 10, 1996, and certain of the information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information concerning the Company's directors required by this
Item is incorporated by reference to "ELECTION OF DIRECTORS--Nominees" in the Company's Proxy Statement.

          The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows:



                                                                                              EMPLOYED
NAME                    AGE                POSITION                                             SINCE
----                    ---                --------                                             -----

Wilfred J. Corrigan     58  Chairman, Chief Executive Officer                                    1981

Bruce L. Entin          45  Vice President, Investor Relations, Corporate
                            Communications and Geographic Markets
                            Support                                                              1984

Moshe N. Gavrielov      41  Senior Vice-President, General Manager,
                            International Marketing and Sales                                    1988

Brian L. Halla          49  Executive Vice President, LSI Logic Products                         1988

Cyril F. Hannon         57  Executive Vice President, Worldwide Operations                       1984

W. Richard Marz         52  Senior Vice-President, General Manager, North
                            American Marketing and Sales                                         1995

Albert A. Pimentel      40  Senior Vice President, Finance and Chief Financial
                            Officer                                                              1992

David E. Sanders        48  Vice President, General Counsel and Secretary                        1986

Lewis C. Wallbridge     52  Vice President, Human Resources                                      1984

          Except as set forth below, all of the officers have been associated with the Company in their present position or other capacities for more than the past five years.

          Moshe N. Gavrielov has been employed with the Company since November 1988. In February 1996, Mr. Gavrielov was appointed Senior Vice-President and General Manager of International Marketing and Sales. From November 1994 until February 1996, Mr. Gavrielov held the position of Senior Vice-President, General Manager, for the Company's European subsidiary, LSI Logic Europe plc. Mr. Gavrielov was named Vice-President, ASIC Engineering, in January 1991. From January 1991 until December 1991, Mr. Gavrielov was Director, MIPS Engineering.

          In September 1995, W. Richard Marz was named Senior Vice-President, North American Marketing and Sales. From June 1986 until September 1995, Mr. Marz was Vice-President, Sales & Marketing/The Americas, at Advanced Micro Devices, Inc., a semiconductor manufacturer.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this Item is incorporated by reference to "SECURITY OWNERSHIP-Principal Stockholders and Security Ownership of Management" in the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item is incorporated by reference to "CERTAIN TRANSACTIONS" in the Company's Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  The following documents are filed as a part of this Report:

          1. Financial Statements. The following Consolidated Financial Statements of LSI Logic Corporation and Report of Independent Accountants are incorporated by reference to the Company's 1995 Annual Report to Stockholders:

                                                                         Page in
                                                                       Annual Report
Consolidated Balance Sheets--As of December 31, 1995 and 1994               18

Consolidated Statements of Operations--For the Three Years Ended
  December 31, 1995                                                         19

Consolidated Statement of Stockholders' Equity--For the Three

Years Ended December 31, 1995                                               20

Consolidated Statements of Cash Flows--For the Three Years Ended
  December 31, 1995                                                         21

Notes to Consolidated Financial Statements                                  22

Report of Independent Accountants                                           37



          Effective beginning 1990, the Company changed its fiscal year end from December 31 to the 52 or 53 week period which ends on the Sunday closest to December 31. For presentation purposes, the consolidated financial statements, notes and financial statement schedules will continue to refer to December 31 as the year end. Fiscal 1995 was a 52 week year that ended on December 31, 1995.

          2. Financial Statement Schedules. For years ended December 31, 1995, 1994 and 1993:

Schedule                                                                    Page
--------                                                                    ----

II        Valuation and Qualifying Accounts and Reserves                     S-1

Report of Independent Accountants on Financial
        Statement Schedules.                                                 S-2

          All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

          3.  Exhibits:

          3.1       Restated Certificate of Incorporation of Registrant.(1)

          3.2       By-laws of Registrant.(2)

          4.2 Indenture dated April 14, 1987 between LSI Logic Corporation and United States Trust Company of New York, Trustee, covering $125,000,000 principal amount of 6 1/4% Convertible Subordinated Debentures due 2002 (including form of Debenture).(3)

          4.3       Preferred Shares Rights Plan dated November 16, 1988.(4)

          4.4 Indenture dated March 23, 1994, between LSI Logic Corporation and The First National Bank of Boston, Trustee, covering $143,750,000 principal amount of 5 1/2% Convertible Subordinated Notes due 2001 (including form of Note).(13)

          10.1 Lease dated March 26, 1981 for 1601 McCarthy Boulevard between the Registrant and McCarthy Industrial Investors.(5)

          10.1A First Amendment to Lease dated May 1, 1991 to Lease dated March 26, 1981 for 1601 McCarthy Boulevard between the Registrant and McCarthy Industrial Investors.(12)

          10.2 Registrant's 1982 Incentive Stock Option Plan, as amended, and forms of Stock Option Agreement.(10)

          10.3 Registrant's Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.

          10.6 Series B Preferred Shares Purchase Agreement for 1,395,864 shares of Series B Preferred Stock dated as of February 8, 1982.(5)

          10.7 Modification Agreement dated as of February 8, 1982 between the Registrant and holders of its Series A Preferred Stock.(5)

          10.8 Lease Agreement dated November 22, 1983 for 48580 Kato Road, Fremont, California between the Registrant and Bankamerica Realty Investors.(7)

          10.19 Registrant's 1985 Nonstatutory Stock Option Plan for Shares of LSI Logic Europe plc and form of Nonstatutory Stock Option Agreement.(6)

          10.20 LSI Logic Europe plc 1984 Nonstatutory Stock Option Plan and form of Nonstatutory Share Option Agreement.(6)

          10.21 Registrant's 1985 Nonstatutory Stock Option Plan for Shares of LSI Logic Corporation of Canada, Inc. and form of Nonstatutory Stock Option Agreement.(6)

          10.24 Registrant's 1986 Directors' Stock Option Plan and forms of Stock Option Agreements.(8)

          10.25     LSI Logic Europe plc 1986 Share Option Scheme.(8)

          10.26     LSI Logic Europe plc Share Acquisition Scheme.(8)

          10.27 LSI Logic Corporation of Canada, Inc. 1985 Stock Option Plan and form of Stock Option Agreement.(8)

          10.29 Form of Indemnification Agreement entered and to be entered into between Registrant and its officers, directors and certain key employees.(9)

          10.35     LSI Logic Corporation 1991 Equity Incentive Plan.

          10.36 Lease Agreement dated February 28, 1991 for 765 Sycamore Drive, Milpitas, California between the Registrant and the Prudential Insurance Company of America.(11)

          10.37 Stock Purchase Agreement dated as of January 20, 1995; Promissory Note dated January 26, 1995; Note Purchase Agreement dated as of January 26, 1995 in connection with the Company's purchase of the minority interest in one of its Japanese subsidiaries.(14)

          10.38     1995 Director Option Plan.

          10.39 (yen)25,000,000,000 Floating Rate Guaranteed Credit Facility dated as of December 27, 1995; Guaranty dated as of December 27, 1995.

          11.1      Statement Re: Computation of Earnings Per Share.

          13.1 Annual Report to Stockholders for the year ended December 31, 1995 (to be deemed filed only to the extent required by the instructions for Reports on Form 10-K).

          21.1      List of Subsidiaries.

          23.1      Consent of Independent Accountants (see page 25).

          24.1      Power of Attorney (included on page 23).

          27.1      Financial Data Schedule.

(1) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (No. 33-59981) which became effective June 6, 1995.

(2) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 26, 1988.

(3) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 27, 1988.

(4) Incorporated by reference to exhibits filed with the Registrant's Form 8-A filed on November 21, 1988.

(5) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 2-83035) which became effective May 13, 1983.

(6) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 33-3612), and Amendment No. 1 thereto, which became effective March 20, 1986.

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

(12) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

(13) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 3, 1994.

(14) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended January 1, 1995.

          (b)  Reports on Form 8-K.

          None

TRADEMARK ACKNOWLEDGMENTS

          - The LSI Logic logo is a registered trademark of the Company. CoreWare and Embedded Array are also registered trademarks of the Company.

          -       ATMizer, MiniRISC and G10 are trademarks of the Company.

          - All other brand names or trademarks appearing in the Form 10-K are the property of their respective owners.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LSI LOGIC CORPORATION

                                       By:  /s/  WILFRED J. CORRIGAN
                                          ---------------------------
                                       Wilfred J. Corrigan
                                       Chairman and Chief Executive Officer

Dated: March 27, 1996

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

            SIGNATURE                                   TITLE                                           DATE
            ---------                                   -----                                           ----
/s/  WILFRED J. CORRIGAN                    Chairman of the Board and Chief
---------------------------
(Wilfred J. Corrigan)                       Executive Officer (Principal                            March 27, 1996
                                            Executive Officer)


/s/  ALBERT A. PIMENTEL                     Senior Vice President, Finance
---------------------------
(Albert A. Pimentel)                        and Chief Financial Officer
                                            (Principal Financial Officer                            March 27, 1996
                                            and Principal Accounting Officer)

/s/  T.Z.  CHU                              Director                                                March 27, 1996
---------------------------
(T.Z.  Chu)

/s/  MALCOLM R. CURRIE                      Director                                                March 27, 1996
---------------------------
(Malcolm R. Currie)

/s/  JAMES H. KEYES                         Director                                                March 27, 1996
---------------------------
(James H. Keyes)

/s/  R. DOUGLAS NORBY                       Director                                                March 27, 1996
---------------------------
(R.  Douglas Norby)

                                                                    EXHIBIT 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS

         We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 2-86474, No. 2-91907, No. 2-98732, No. 33-6188, No.
33-6203, No. 33-13265, No. 33-17720, No. 33-30385, No. 33-30386, No. 33-36249,
No. 33-41999, No. 33-42000, No. 33-53054, No. 33-66548, No. 33-66546, No.
33-55631, No. 33-55633, No. 33-55697, No. 33-59981, No. 33-59985, No. 33-59987)
of LSI Logic Corporation of our report dated January 17, 1996 appearing on page 37 of the Annual Report to Stockholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page S-2 of this Form 10-K.

PRICE WATERHOUSE LLP
San Jose, California
March 22, 1996

                                                                     SCHEDULE II

                              LSI LOGIC CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (In thousands)

                                                       Balance at
                                                      Beginning of        Provisions/                           Balance at
                                                         Period          (Recoveries)         Writeoffs        End of Period

Allowance for doubtful accounts:
          1995                                           $2,870             $(118)               $551             $2,201

          1994                                           $1,678             $1,450               $334             $2,870

          1993                                           $2,141               $169               $632             $1,678

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of LSI Logic Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 17, 1996 appearing on page 37 of the 1995 Annual Report to Stockholders of LSI Logic Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of Financial Statement Schedule II on page S-1 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Price Waterhouse LLP
San Jose, California
January 17, 1996