Form 10-Q
period 1996-03-31
LSI LOGIC CORP
filed 1996-05-15
CIK 703360

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              Form 10-Q


(Mark One)
[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934
     For the Quarter Ended March 31, 1996

                                  or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
     For the transition period from ___________ to ___________

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


As of May 3, 1996 there were 128,851,668 shares of registrant's
Common Stock, $.01 par value, outstanding.

                         LSI LOGIC CORPORATION
                                Form 10-Q
                  FOR THE QUARTER ENDED MARCH 31, 1996

                                  INDEX



                                                        Page
                                                         No.

PART I  Financial Information

Item 1 Financial Statements

     Consolidated Condensed Balance Sheets -
      March 31, 1996 and December 31, 1995                3

     Consolidated Condensed Statements of Operations -
      Three-Month Periods Ended March 31, 1996
       and 1995                                           4

     Consolidated Condensed Statements of Cash Flows -
      Three-Month Periods Ended March 31, 1996 and 1995   5

      Notes to Consolidated Condensed Financial
       Statements                                         6

Item 2 Management's Discussion and Analysis of Results
       of Operations and Financial Condition              9


PART II   Other Information

Item 1    Legal Proceedings                               14

Item 6    Exhibits and Reports on Form 8-K                14

                                PART I
Item 1.  Financial Statements

                         LSI LOGIC CORPORATION
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                (In thousands, except per share amount)
(Unaudited)
                                   March 31,      December 31,
                                     1996             1995
ASSETS
Cash and cash equivalents           $  146,388     $  172,780
Short-term investments                 544,911        512,765
Accounts receivable, less
 allowance for doubtful
 accounts of $3,465 and $3,486         224,583        230,980
Inventories                            125,676        139,857
Other current assets                    60,251         80,348
      Total current assets           1,101,809      1,136,730
Property and equipment, net            679,617        638,282
Other assets                            84,326         74,575
      Total assets                  $1,865,752     $1,849,587

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                    $  156,406     $  165,725
Accrued salaries, wages and benefits    26,327         34,825
Accrued restructuring costs             22,500         22,700
Other accrued liabilities               39,535         42,315
Income taxes payable                    70,248         73,649
Current portion of long-term obligations
  and short-term borrowings             10,375         56,569
  Total current liabilities            325,391        395,783
Long-term obligations                  296,693        222,388
Deferred income taxes                   13,270          8,514
Minority interest in subsidiaries        5,983          6,656
Commitments and contingencies
Stockholders' equity:
 Preferred shares; 2,000 shares
 authorized                                -              -
 Common stock; $.01 par value;
 250,000 shares authorized;
 128,808 and 129,303 shares outstanding  1,288          1,293
  Additional paid-in capital           832,749        853,538
  Retained earnings                    347,474        305,190
  Cumulative translation adjustment     42,904         56,225
  Total stockholders' equity         1,224,415      1,216,246
Total liabilities and stockholders'
 equity                             $1,865,752     $1,849,587


See accompanying notes to unaudited consolidated condensed financial statements.

                         LSI LOGIC CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (In thousands, except per share amounts)
                              (Unaudited)


                                    Three Months Ended
                                        March 31,
                                    1996           1995
Revenues                            $311,352       $280,158
Costs and expenses:
  Cost of revenues                   176,849        153,399
  Research and development            40,945         24,378
  Selling, general and
     administrative                   41,185         39,335
Total costs and expenses             258,979        217,112

Income from operations                52,373         63,046
Interest expense                      (3,208)        (4,183)
Interest income and other              9,776          5,481
Income before income taxes and
  minority interest                    58,941        64,344
Provision for income taxes             16,508        18,016
Income before minority interest        42,433        46,328
Minority interest in net
 income of subsidiaries                   149         1,068
Net income                          $  42,284      $ 45,260

Net income per share:
       Primary                       $   0.32      $   0.37
       Fully diluted                 $   0.31      $   0.35

Common share and common share equivalents
  used in computing per share amounts:
       Primary                         131,774      120,770
       Fully diluted                   143,509      132,640


See accompanying notes to unaudited consolidated condensed financial statements.



                          LSI LOGIC CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)

                                   Three Months Ended
                                        March 31,
                                   1996            1995
Operating activities:
Net income                         $   42,284      $   45,260
Adjustments:
 Depreciation and amortization         33,310          30,750
 Minority interest in net income
 of subsidiaries                          149           1,068
 Change in:
   Accounts receivable                  3,429          (2,809)
   Inventories                         12,736          (4,378)
   Other assets                         3,904          (6,278)
   Accounts payable                    (6,372)         21,749
   Accrued and other liabilities        1,421           5,681
   Accrued restructuring costs           (134)           (334)
Net cash provided by operating
 activities                             90,727          90,709

Investing activities:
 Purchases of debt and
     equity securities                (290,446)        (56,139)
 Maturities and sales of debt
  and equity securities                256,746           71,750
 Purchase of restricted equity
   securities                           (6,252)         (13,966)
 Purchases of property and equipment,
   net of retirements and refinancings  (85,415)        (71,598)
 Acquisition of stock from minority
   interest holders                        (664)       (129,134)
Net cash used for investing activities (126,031)       (199,087)

Financing activities:
 Proceeds from borrowings                78,176           16,608
 Repayment of debt obligations          (45,920)         (4,186)
 Issuance of common stock                 6,447          163,633
 Repurchase of common stock              (27,241)            -
Net cash provided by financing
 activities                               11,462         176,055

Effect of exchange rate changes
 on cash and cash equivalents             (2,550)          7,431

Increase (decrease) in cash and
 cash equivalents                       (26,392)          75,108

Cash and cash equivalents at
 beginning of period                    172,780          224,503

Cash and cash equivalents at
 end of period                        $ 146,388        $ 299,611


See accompanying notes to unaudited consolidated condensed financial statements.



                       LSI LOGIC CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (Unaudited)


Note 1- In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     For financial reporting purposes, the Company reports on a 13 or 14 week quarter and a 52 or 53 week year ending on the Sunday closest to December 31. For presentation purposes, the consolidated financial statements refer to the quarter's calendar month end for convenience. The results of operations for the quarter ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.


Note 2 - Cash equivalents and short-term investments at March 31, 1996, consisted primarily of U.S. and foreign corporate debt securities, time deposits, auction rate preferred stock, commercial paper, bank notes, and U.S. and foreign government and agency securities. Cash equivalents and short-term investments held at March 31, 1996 and at December 31, 1995 approximate fair market value and mature in one year or less. The Company currently does not actively trade securities. Realized gains and losses are based on book value of specific securities sold and were not material during the quarters ended March 31, 1996 and 1995.


Note 3 - The Company has foreign subsidiaries which operate and sell the Company's products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates and interest rates. The Company utilizes various hedge instruments, primarily forward exchange, currency swap and interest rate swap contracts, to manage its exposure associated with firm intercompany and third-party transactions. The Company does not speculate in these financial instruments for profit on exchange rate price fluctuations.

        As of March 31, 1996, outstanding forward exchange and currency swap contracts, settling April 1996 through September 1996, hedge various intercompany loans. Outstanding foreign currency hedge instruments at December 31, 1995 consisted of forward exchange and currency swap contracts to manage the exposure associated with various intercompany loans, firm obligations to the Company's Japanese manufacturing subsidiary and third-party borrowings.

        Additionally, the Company has several interest rate swap contracts outstanding which convert the interest associated with
11.25 billion yen ($106 million) of borrowings by the Company's Japanese manufacturing subsidiary from adjustable to fixed rates (ranging from 2.65% to 2.90%). The interest rate swaps cover payments to be made under term borrowings through 2001. In March 1996, the Company entered into an interest rate swap with forward start dates through October 1996. The swap will convert approximately 11 billion of future yen credit line drawdowns to fixed rates ranging from 2.94% to 3.24%.

        The following table summarizes by major currency the forward exchange and currency swap contracts outstanding (in thousands). The "buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the "sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies. Foreign currency amounts are translated at rates current at the reporting date.

                                   March 31,      December 31,
       Buy/(Sell):                   1996               1995
       Japanese Yen                  $ -           $  18,474
       U.S. Dollar                     -             (25,492)
       Pound Sterling                 3,647            5,614
       Deutschemark                   (3,846)         (5,990)
       Singapore Dollar                  -             6,089


   These forward exchange and currency swap contracts are considered identifiable hedges. Realized and unrealized gains and losses are deferred until settlement of the underlying commitments and are recorded in income as part of the purchase or sale transaction when it is recognized, or as other gains or losses when a hedged transaction is no longer expected to occur. Deferred foreign exchange gains and losses were not material at March 31, 1996 and December 31, 1995.


Note 4 -  Balance sheet and cash flow information (in thousands):

                             March 31,       December 31,
                               1996              1995
    Inventories:
    Raw materials            $  35,046       $  44,758
    Work-in-process             59,714          47,193
    Finished goods              30,916          47,906
          Total              $ 125,676       $ 139,857


                             March 31,       March 31,
                               1996           1995
      Cash Paid for:
      Income taxes             $  7,800        $   4,400
      Interest                    5,800            6,000


Note 5 - During the first quarter of 1996, $200,000 was charged against the restructuring reserves. These charges were primarily related to ongoing maintenance costs of the Company's vacant German facility, including a decrease in reserves due to translation adjustments as a result of the weakening Deutschemark. Remaining reserves at March 31, 1996 include approximately $4.5 million for remaining costs related to the California manufacturing facilities and continued maintenance of the vacant Braunschweig facility and $19 million for legal and other corporate matters. These reserves are accounted for as components of fixed assets and current liabilities at March 31, 1996 and December 31, 1995. Management believes that the total reserves established are adequate to cover uncertainties in connection with these matters. See further discussion in Management's Discussion and Analysis of Results of Operations and Financial Condition, Part I, Item 2 of this Form 10-Q.

Note 6 - The Company's effective tax rate differs from the statutory rate due to the Company's expected earnings mix in its foreign subsidiaries taxed at lower rates and anticipated utilization of prior loss carryovers and other tax credits.


Note 7- On May 12, 1995, the Company's Board of Directors approved a two-for-one stock split in the form of a stock dividend for stockholders of record on May 23, 1995. The payment date was June 21, 1995. Share information for all periods presented has been retroactively adjusted to reflect this stock dividend.

   In February 1996, the Company's Board of Directors approved an action which allows the Company to acquire up to 4 million shares of the its own stock in the open market at current market prices. During the first quarter of 1996, the Company repurchased one million shares of its common stock from the open market for approximately $27 million. The transactions were recorded as reductions to common stock and additional paid-in capital.


Note 8 - A discussion of certain pending legal proceedings is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The information provided therein remains unchanged. The Company continues to believe that the final outcome of such matter discussed will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that this matter will be resolved without the payment of damages and other costs or that damages will not be increased to an amount in excess of the Company's reserves with the potential for having an adverse effect on the Company.

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

Item 2.   Management's Discussion and Analysis of Results of
Operations and Financial Condition

General

The Company believes that its future operating results are and will continue to be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products, price erosion, competitive factors, the availability and extent of utilization of manufacturing capacity, fluctuations in manufacturing yields, the timing of new product introductions, changes in product mix, product obsolescence and the ability to develop and implement new technologies. The Company's operating results could also be impacted by sudden fluctuations in customer requirements, currency exchange rate fluctuations and other economic conditions affecting customer demand and the cost of operations in one or more of the global markets in which the Company does business. As a participant in the semiconductor industry, the Company operates in a technologically advanced, rapidly changing and highly competitive environment. The Company predominately sells custom products to customers operating in a similar environment. Accordingly, changes in the circumstances of the Company's customers may have a greater impact on the Company than if the Company offered standard products that could be sold to many purchasers. While the Company cannot predict what effect these various factors may have on its financial results, the aggregate effect of these and other factors could result in significant volatility in the Company's future performance and stock price. To the extent the Company's performance may not satisfy expectations published by external sources, public reaction could result in a sudden and significantly adverse impact on the market price of the Company's securities, particularly on a short-term basis.

The Company currently has international subsidiaries which operate and sell the Company's products in various global markets. The Company purchases a substantial portion of its raw materials and equipment from foreign suppliers, and incurs labor and other operating costs, particularly at its Japanese manufacturing facility, in foreign currencies. As a result, the Company is exposed to international factors such as changes in foreign currency exchange rates or weak economic conditions of the respective countries in which the Company operates. The Company utilizes various instruments, primarily forward exchange and currency swap contracts, to manage its exposure associated with currency fluctuation on intercompany transactions and certain foreign currency denominated commitments. At March 31, 1996, the Company had various forward exchange currency contracts outstanding (see Note 3 to the Unaudited Consolidated Condensed Financial Statements). These contracts hedge various intercompany loans maturing during the second and third quarters of 1996.

The Company's corporate headquarters and manufacturing facilities are located near major earthquake faults. As a result, in the event of a major earthquake the Company could suffer damages which could materially and adversely affect the operating results and financial condition of the Company.

While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information, management recommends that this discussion and analysis be read in conjunction with Management's Discussion and Analysis included in the Company's 1995 Annual Report on Form 10-K for the year ended December 31, 1995.

Results of Operations

Revenues for the first quarter of 1996 increased 11% to $311.4 million as compared to $280.2 million during the same period in 1995. The increase in revenues was primarily due to increased customer demand and increased volume relating to the production of higher technology products. Production volume grew during the first quarter of 1996 compared to the same period a year ago due to the Company's continued increase in manufacturing capacity at its Japanese and U.S. manufacturing facilities throughout 1995 and during the first quarter of 1996.

Key elements of the statements of operations, expressed as a percentage of revenues, were as follows:

                                       Three Months Ended
                                            March 31,
                                         1996      1995
Gross margin                             43.2%     45.2%
Research and development expenses        13.2%      8.7%
Selling, general and administrative
 expenses                                13.2%     14.0%
Income from operations                   16.8%     22.5%

Gross margin declined to 43.2% during the first quarter of 1996 from 45.2% in the same period a year ago. The decline was primarily attributable to lower factory utilization. The Company's operating environment, combined with the resources required to operate in the semiconductor industry, requires managing a wide variety of factors such as factory and capacity utilization, manufacturing yields, product mix, availability of certain raw materials, terms negotiated with third-party subcontractors and foreign currency exchange rate fluctuations. Gross profit margin for the first quarter of 1996 may not be indicative of expected results for the remainder of the fiscal year.

The Company has significantly increased its volume production capability from operating levels in the same period a year ago resulting primarily from the installation of additional production equipment in the Company's Japanese wafer manufacturing facilities and improving manufacturing yields. The Company has slowed construction of its Gresham manufacturing facility based on expected future capacity requirements and current capacity availability. This new facility is currently expected to become operational by the middle of 1997. If demand does not absorb the Company's available capacity at a sufficient rate, the Company's gross margins and operating results could be negatively impacted in future periods.

Changes in the relative strength of the yen may have a greater impact on the Company's gross margin than other foreign exchange fluctuations due to the Company's large wafer fabrication operations in Japan. Although the average yen exchange rate for the first quarter of 1996 decreased approximately 10% from the same period in 1995, the effect on gross margin and net income was not material as the Company's yen denominated sales offset a substantial portion of its yen denominated costs during those periods, and the Company hedged a significant portion of its remaining yen exposures during the period. However, there is no assurance that future changes in the relative strength of the yen will not have a material effect on gross margins or operating results.

Research and development (R&D) expenses increased approximately $16.6 million in the first quarter of 1996 compared to the same period in 1995. The increase in R&D expenses is primarily attributed to increased staffing levels as the Company continues to invest in the development of higher technology sub-micron products and the related manufacturing processes, packaging and design processes. As a percentage of revenue, R&D expenses increased to approximately 13% in the first quarter of 1996 primarily resulting from a decline in revenues from levels during the fourth quarter of 1995. The Company anticipates continuing its investment in R&D at a rate of 12% to 14% of revenues throughout the remainder of 1996.

Selling, general and administrative (SG&A) expenses increased $1.9 million in the first quarter of 1996 compared to the same period in 1995. The increase in total SG&A expenses was primarily due to increased staffing levels. SG&A expenses declined as a percentage of revenue to 13% in the first quarter of 1996 compared to 14% for the same period in 1995. The decline in SG&A expenses as a percentage of revenue reflects the trend of more rapidly increasing revenues across the period. The Company expects that SG&A expenses will continue to increase in absolute dollars although such expenses may fluctuate as a percentage of revenue on a quarterly basis.

Interest expense for the first quarter of 1996 decreased approximately $1.0 million as compared to the same period in 1995. The decrease is attributed to lower interest rates on primarily yen-denominated borrowings during 1996.

Interest income and other for the first quarter of 1996 increased
$4.3 million as compared to the same period in 1995. The increase is primarily attributable to increased interest income as a result of higher average cash and investment balances.

The Company recorded a provision for income taxes for the first quarter of 1996 and 1995 with an effective rate of 28%. The Company's effective tax rate is lower than the U.S. statutory rate primarily due to the Company's expected earnings mix in its foreign subsidiaries which are taxed at lower rates and anticipated utilization of prior loss carryovers and other tax credits.

Restructuring

The Company implemented a restructuring plan in the third quarter of 1992 revising its global manufacturing strategy, streamlining operations, discontinuing certain commodity products and focusing its product strategy on high-end technology solutions. Specifically, it involved the shutdown of the Braunschweig, Germany test and assembly facility, the planned phase-out of the Milpitas, California wafer fabrication facility, the consolidation of certain U.S. manufacturing operations, the downsizing of the chipset operation of its former subsidiary, Headland Technology Inc., and severance costs for approximately 500 employees worldwide. The $102 million restructuring charge included: the write-down and write-off of manufacturing facilities, equipment and improvements; the estimated operating costs attributable to the phase-out, closure and consolidation of these manufacturing facilities; the write-down of commodity chipset product inventories; the severance of manufacturing and other personnel; the consolidation of certain U.S. and foreign sales offices, design centers and administrative organizations; and certain legal matters and other costs.

By the end of 1995, the Company had completed the phase-out of the German test and assembly operation and written off the facility, discontinued the chipset business, substantially completed phased-down of its Milpitas wafer manufacturing facility and certain U.S. assembly and test operations, and completed consolidation of certain U.S. sales offices and design centers. These actions included termination of approximately 400 employees.

The  following  table  sets  forth  the  remaining  1992
restructuring  reserves  at  March 31, 1996  and  December 31,
1995 (which are accounted for as components of fixed assets and current liabilities) and charges taken during the first three months of 1996 (in thousands):

                                   Balance              Balance
                                   12/31/95   Utilized* 3/31/96
[S]                                [C]        [C]       [C]
Fixed asset related charges        $  1,900   $ (35)    $ 1,865
Other provisions for phase-down
 and consolidation
 of manufacturing facilities          2,800     (165)     2,635
Relocation, lease terminations
 and other corporate matters         19,000        -     19,000
   Total                            $23,700   $ (200)   $23,500

* Net of cumulative currency translation adjustments. Cash charges totaled $125,000 during the first three months of 1996.

During the first three months of 1996, $200,000 was charged against the restructuring reserves. These charges were for the continued phase-down of its U.S. manufacturing facilities relating to the write-off and disposition of equipment ($35,000) and ongoing maintenance costs of its vacant German facility ($90,000), offset in part by a decrease in reserves due to translation adjustments as a result of the weakening Deutschemark ($75,000). Reserves at March 31, 1996 include approximately $4.5 million for remaining costs related to the phase-down of the California manufacturing facilities and continued maintenance of the vacant Braunschweig facility and $19 million for legal and other corporate matters. Management believes that the total reserves established are adequate to cover uncertainties in connection with these matters.


Financial Condition

The Company's cash, cash equivalents and short-term investments increased $5.8 million during the first quarter of 1996 to $691.3 million from $685.5 million at the end of 1995. The slight increase is due to cash provided from operations and net proceeds from borrowings, offset almost fully by purchases of fixed assets and repurchases of common stock. Working capital increased $35.5 million to $776.4 million at March 31, 1996 from $740.9 million at December 31, 1995.

During the first quarter of 1996, the Company generated $90.7 million of cash and cash equivalents from its operating activities, which is consistent with cash and cash equivalents provided from operating activities during the first quarter of 1995. Cash and cash equivalents used for investing activities during the first quarter of 1996 were $126.0 million compared to $199.1 million during the same period in 1995. The decrease was primarily attributable to the repurchase of all the minority interest in the Company's manufacturing subsidiary during the first quarter of 1995 for $125.9 million and was partially offset by a $49.3 million increase in the net purchasing activity of short-term investments during the first quarter of 1996 compared to the same period in 1995. Cash and cash equivalents provided by financing activities during the first quarter of 1996 were $11.5 million compared to $176.1 million in the first quarter of 1995. The decrease is primarily attributed to proceeds of $157.6 million received by the Company from a stock offering in February 1995. Additionally, during the first quarter of 1996, the Company had net borrowings of $32.3 million relating primarily to financing arrangements at its Japanese manufacturing subsidiary and repurchases of one million shares of the Company's common stock for $27.2 million.

Net property and equipment was $679.6 million at March 31, 1996, an increase of $41.3 million compared to $638.3 million at the end of 1995. The increase was primarily due to $85.4 million of fixed asset purchases (primarily equipment for the Company's Japanese manufacturing facilities) and construction costs related to a new wafer fabrication facility in Oregon (see below) net of retirements and $11.8 million of equipment refinanced through operating leases by its Japanese manufacturing subsidiary (see additional discussion at Note 10 of the Unaudited Consolidated Condensed Financial Statements), partially offset by $30.5 million of depreciation on fixed assets and the effect of translation, primarily related to the weakening of the yen. Management expects net capital additions (excluding operating leases) to approximate $300 to $350 million for 1996. In August 1995, the Company announced that it had selected Gresham, Oregon as the site for a new 8-inch wafer manufacturing facility and began construction. The initial phase is expected to require capital spending of approximately $600 to $800 million and, when fully ramped, will have the capacity to run approximately 4,000 eight-inch wafers per week.

During 1995, the Company's manufacturing subsidiary entered into a 25 billion yen credit line arrangement. As of March 31, 1996, the Company had 11.25 billion yen ($106 million) outstanding under the facility. Borrowings under the line of credit are for a term of five years with principle payments due semiannually beginning in July 1997. All borrowings under this credit line have been converted to fixed rates through the use of interest rate swaps (see Note 3 of Notes to Unaudited Consolidated Condensed Financial Statements). Each of the Company's significant foreign affiliates have lines of credit available for local currency borrowings. These foreign bank lines of credit were not material as of March 31, 1996.

  The Company believes that its level of financial resources is an important competitive factor in its industry. Accordingly, the Company may, from time to time, seek additional equity or debt financing. The Company believes that existing liquid resources and funds generated from operations combined with funds from such financing and its ability to borrow funds will be adequate to meet its operating and capital requirements and obligations through the foreseeable future. There can be no assurance that such additional financing will be available when needed or, if available, will be on favorable terms. Any future equity financing will decrease existing stockholders' percentage equity ownership and may, depending on the price at which the equity is sold, result in dilution.
                              Part II


Item 1    Legal Proceedings

          Reference is made to Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 for a discussion of certain pending legal proceedings. The information provided at such reference remains unchanged. The Company continues to believe that the final outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that this matter will be resolved without the payment of damages and other costs or that damages will not be increased to an amount in excess of the Company's reserves with the potential for having an adverse effect on the Company.



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



                            LSI LOGIC CORPORATION
                                 (Registrant)

Date:  May 13, 1996          By   /s/ Albert A. Pimentel
                                  Albert A. Pimentel
                                 Senior Vice President Finance &
                                  Chief Financial Officer