Form 10-Q
period 1996-06-30
LSI LOGIC CORP
filed 1996-08-12
CIK 703360

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q


(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934
     For the Quarter Ended June 30, 1996

                                   or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
     For the transition period from __________ to ____________

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

As of July 31, 1996 there were 129,269,770 shares of registrant's
Common Stock, $.01 par value, outstanding.


                      LSI LOGIC CORPORATION
                            Form 10-Q
              FOR THE QUARTER ENDED JUNE 30, 1996

                             INDEX

                                                       Page
                                                        No.

PART I  Financial Information

Item 1  Financial Statements

         Consolidated Condensed Balance Sheets -
           June 30, 1996 and December 31, 1995           3

         Consolidated Condensed Statements of
          Operations - Three-Month and Six-Month
            Periods Ended June 30, 1996 and 1995         4

         Consolidated Condensed Statements of
           Cash Flows - Six-Month Periods
             Ended June 30, 1996 and 1995                5

         Notes to Consolidated Condensed Financial
           Statements                                    6

Item 2  Management's Discussion and Analysis of
        Results of Operations  and Financial Condition   9


PART II   Other Information

Item 1    Legal Proceedings                             14

Item 4    Submission of Matters to a Vote of
            Security Holders                            14

Item 6    Exhibits and Reports on Form 8-K              14











                                    PART I
Item 1.  Financial Statements

                        LSI LOGIC CORPORATION
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                 (In thousands, except per share amount)
                                (Unaudited)
                                   June 30,     December 31,
                                     1996         1995
ASSETS
Cash and cash equivalents         $  222,788     $  172,780
Short-term investments               490,909        512,765
Accounts receivable, less
  allowance for doubtful
  accounts of $2,956 and $3,486      240,998        230,980
Inventories                          123,894        139,857
Other current assets                  55,994         80,348
    Total current assets            1,134,583     1,136,730
Property and equipment, net           738,878       638,282
Other assets                           86,807        74,575
    Total assets                  $ 1,960,268    $1,849,587


LIABILITIES AND STOCKHOLDERS  EQUITY
Accounts payable                  $  155,535     $  165,725
Accrued salaries, wages
 and benefits                         32,547         34,825
Accrued restructuring costs           18,600         22,700
Other accrued liabilities             43,724         42,315
Income taxes payable                  85,604         73,649
Current portion of long-term
 obligations and short-term
  borrowings                          10,111         56,569
    Total current liabilities        346,121        395,783
Long-term obligations                328,181        222,388
Deferred income taxes                 13,138          8,514
Minority interest in subsidiaries      6,165          6,656
Commitments and contingencies             -             -
Stockholders  equity:
 Preferred shares; 2,000 shares
   authorized                             -             -
  Common stock; $.01 par value;
   250,000 shares authorized;
   129,233 and 129,303 shares
    outstanding                        1,292          1,293
Additional paid-in capital           835,982        853,538
Retained earnings                    393,970        305,190

Cumulative translation adjustment     35,419         56,225
    Total stockholders  equity     1,266,663      1,216,246
    Total liabilities and
     stockholders  equity         $1,960,268     $1,849,587


See accompanying notes to unaudited consolidated condensed financial statements.

                         LSI LOGIC CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (In thousands, except per share amounts)
                             (Unaudited)

                     Three Months Ended    Six Months Ended
                           June 30,             June 30,
                    1996       1995       1996       1995
Revenues           $325,359   $307,066   $636,711   $587,224
Costs and expenses:
 Cost of revenues   176,454    162,305    353,303    315,704
 Research and
 development         44,859     27,983     85,804     52,361
 Sales, general
 and administrative  42,010     40,143     83,195     79,478
   Total costs
    and expenses    263,323    230,431    522,302    447,543
Income from
  operations         62,036     76,635    114,409    139,681
Interest expense     (3,386)    (4,117)    (6,594)    (8,300)
Interest income
 and other            6,165      7,240     15,941      12,721
Income before income
 taxes and minority
 interest            64,815     79,758    123,756     144,102
Provision for
 income taxes        18,150     22,333     34,658      40,349
Income before
 minority interest   46,665     57,425     89,098     103,753
Minority interest
 in net income
 of subsidiaries        169      1,680        318       2,748
Net income         $ 46,496   $ 55,745   $ 88,780    $101,005
Net income per share:
  Primary          $    0.35  $    0.44  $     0.67  $     0.82
  Fully diluted    $    0.34  $    0.42  $     0.64  $     0.77

Common share and common share equivalents
used in computing per share amounts:
  Primary           131,624    125,855    131,747     123,313
  Fully diluted     143,359    137,939    143,486     135,689

 See accompanying notes to unaudited consolidated condensed financial statements.

                      LSI LOGIC CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (In thousands)
                          (Unaudited)


                                  Six Months Ended
                                     June 30,
                                  1996          1995
Operating activities:
Net income                       $    88,780     $  101,005
Adjustments:
  Depreciation and amortization       71,552         71,037
  Minority interest in net income
   of subsidiaries                       318          1,680
  Change in:
    Accounts receivable              (13,881)       (20,881)
    Inventories                       13,774        (13,180)
    Other assets                       2,278        (14,389)
    Accounts payable                  (4,969)       (11,957)
    Accrued and other liabilities     27,680         19,654
    Accrued restructuring costs       (1,882)           509
Net cash provided by operating
 activities                          183,650        133,478
Investing activities:
  Purchases of debt and equity
   securities                       (611,596)      (118,151)
  Maturities and sales of
   debt and equity securities        630,473        118,909
  Purchase of restricted equity
    securities                        (6,252)       (13,966)
  Purchases of property and
   equipment, net of retirements
    and refinancings                 (190,158)     (110,344)
  Acquisition of stock from
   minority interest holders             (664)     (133,704)
Net cash used for investing
 activities                          (178,197)     (257,256)

Financing activities:
  Proceeds from borrowings            117,592        16,726
  Repayment of debt obligations       (49,919)      (13,628)
  Issuance of common stock              9,684       167,062
  Repurchase of common stock          (27,241)          -
Net cash provided by financing
 activities                            50,116       170,160
Effect of exchange rate changes
 on cash and cash equivalents          (5,561)        7,535
Increase (decrease) in cash and
 cash equivalents                      50,008        53,917
Cash and cash equivalents at
 beginning of period                  172,780       224,503
Cash and cash equivalents
 at end of period                  $  222,788    $  278,420

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

       For financial reporting purposes, the Company reports on a 13 or 14 week quarter and a 52 or 53 week year ending on the Sunday closest to December 31. For presentation purposes, the consolidated financial statements refer to the quarter's calendar month end for convenience. The results of operations for the quarter ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.


Note 2 - Cash equivalents and short-term investments at June 30, 1996, consisted primarily of U.S. and foreign corporate debt securities, time deposits, auction rate preferred stock, commercial paper, bank notes, and U.S. and foreign government and agency securities. Cash equivalents and short-term investments held at June 30, 1996 and at December 31, 1995 approximate fair market value and it is the Company s intention to hold these investments for one year or less. The Company currently does not actively trade securities. Realized gains and losses are based on book value of specific securities sold and were not material during the quarters ended June 30, 1996 and 1995.


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

  As of June 30, 1996, an outstanding currency swap contract, settling in September 1996, hedged an intercompany loan. Outstanding foreign currency hedge instruments at December 31, 1995 consisted of forward exchange and currency swap contracts to manage the exposure associated with various intercompany loans, firm obligations to the Company s Japanese manufacturing subsidiary and third-party borrowings.

  Additionally, the Company has several interest rate swap contracts outstanding which convert the interest associated with
15.5 billion yen ($141.6 million) of borrowings by the Company s Japanese manufacturing subsidiary from adjustable to fixed rates (ranging from 2.65% to 3.035%). The interest rate swaps cover payments to be made under term borrowings through 2001. In March 1996, the Company entered into an interest rate swap with various start dates through October 1996. The swap converts a total of 12 billion of current and future yen credit line drawdowns to fixed rates ranging from 2.90% to 3.24%. As of June 30, 1996, credit line drawdowns of 5.25 billion yen ($48.0 million) were covered under the swap agreement.

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



                                  June 30,     December 31,
    Buy/(Sell):                     1996           1995
Japanese Yen                     $      -      $  18,474
U.S. Dollar                             -        (25,492)
Pound Sterling                      1,850          5,614
Deutschemark                       (1,869)        (5,990)
Singapore Dollar                        -          6,089


  These forward exchange and currency swap contracts are considered identifiable hedges. Realized and unrealized gains and losses are deferred until settlement of the underlying commitments and are recorded in income as part of the purchase or sale transaction when it is recognized, or as other gains or losses when a hedged transaction is no longer expected to occur. Deferred foreign exchange gains and losses were not material at June 30, 1996 and December 31, 1995.


Note 4 - Balance sheet and cash flow information (in thousands):

                                  June 30,       December 31,
                                    1996             1995
Inventories:
Raw materials                    $   37,743        $   44,758
Work-in-process                      41,756            47,193
Finished Goods                       44,395            47,906
   Total                         $  123,894        $  139,857


                                  June 30,         June 30,
                                    1996             1995

Cash Paid for:
Income taxes                     $   11,700        $   17,600
Interest                              7,900             8,600


Note 5 - During the first six months of 1996, $2.1 million was charged against the restructuring reserves. These charges were primarily for the shutdown of the Milpitas wafer fabrication facility (which had previously been delayed as the Company assessed its capacity requirements in response to favorable market conditions) and included severance payments to employees ($1.5 million) and charges in connection with owned and leased equipment ($300,000). Other restructuring charges were attributable to ongoing maintenance costs of its vacant German facility ($180,000), offset in part by a decrease in reserves due to translation adjustments as a result of the weakening Deutschemark ($120,000). Reserves at June 30, 1996 include approximately $4.6 million for remaining costs related to the closure of the Milpitas manufacturing facility and continued maintenance of the vacant Braunschweig facility and $17 million for legal and other corporate matters. Management believes that the total reserves established are adequate to cover uncertainties in connection with these matters. See further discussion in Management s Discussion and Analysis of Results of Operations and Financial Condition, Part I, Item 2 of this Form 10-Q.


Note 6 - The Company's effective tax rate differs from the statutory rate due to the Company's expected earnings mix in its foreign subsidiaries taxed at lower rates and anticipated utilization of prior loss carryovers and other tax credits.


Note 7- In February 1996, the Company s Board of Directors approved an action which authorizes management to acquire up to 4 million shares of its own stock in the open market at current market prices. During the first quarter of 1996, the Company repurchased one million shares of its common stock from the open market for approximately $27 million. The transactions were recorded as reductions to common stock and additional paid-in capital. Subsequent to the end of the second quarter of 1996, the Company repurchased an additional one million shares of its common stock from the open market for approximately $18 million. It is the Company s intent to retire the common stock acquired in these transactions.


Note 8 - A discussion of certain pending legal proceedings is included in the Company s Annual Report on Form 10-K for the fiscal year ended December 31, 1995. As indicated therein, Texas Instruments (TI) filed an appeal in the United States Court of Appeals for the Federal Circuit (CAFC) challenging the United States District Court that the Company s encapsulation process did not infringe the TI patents. In July, 1996, the CAFC issued its decision affirming the U.S. District Court s holding in favor of the Company. In August, 1996 TI filed a petition for reconsideration of the CAFC s decision and that the matter he heard inbanc by the CAFC. The Company continues to believe that the final outcome of such matter discussed will not have a material adverse effect on the Company s consolidated financial position or results of operations. No assurance can be given, however, that this matter will be resolved without the payment of damages and other costs or that damages will not be increased to an amount in excess of the Company s reserves with the potential for having an adverse effect on the Company.

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


Item 2.   Management's Discussion and Analysis of Results of
Operations and Financial Condition


General

The Company believes that its future operating results are and will continue to be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products, the availability and extent of utilization of manufacturing capacity, fluctuations in manufacturing yields, price erosion, competitive factors, the timing of new product introductions, changes in product mix, product obsolescence and the ability to develop and implement new technologies. The Company's operating results could also be impacted by sudden fluctuations in customer requirements, currency exchange rate fluctuations and other economic conditions affecting customer demand and the cost of operations in one or more of the global markets in which the Company does business. As a participant in the semiconductor industry, the Company operates in a technologically advanced, rapidly changing and highly competitive environment. The Company predominantly sells custom products to customers operating in a similar environment. Accordingly, changes in the circumstances of the Company's customers may have a greater impact on the Company than if the Company offered standard products that could be sold to many purchasers. While the Company cannot predict what effect these various factors may have on its financial results, the aggregate effect of these and other factors could result in significant volatility in the Company's future performance and stock price. To the extent the Company's performance may not satisfy expectations published by external sources, public reaction could result in a sudden and significantly adverse impact on the market price of the Company's securities, particularly on a short-term basis.

The Company currently has international subsidiaries which operate and sell the Company's products in various global markets. The Company purchases a substantial portion of its raw materials and equipment from foreign suppliers, and incurs labor and other operating costs, particularly at its Japanese manufacturing facility, in foreign currencies. As a result, the Company is exposed to international factors such as changes in foreign currency exchange rates or weak economic conditions of the respective countries in which the Company operates. The Company utilizes various instruments, primarily forward exchange and currency swap contracts, to manage its exposure associated with currency fluctuation on intercompany transactions and certain foreign currency denominated commitments (see Note 3 to the Unaudited Consolidated Condensed Financial Statements).

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

Results of Operations

Revenues for the second quarter and first half of 1996 increased 6.0% and 8.4% to $325.4 million and $636.7 million, respectively, as compared to the same periods in 1995. The increase in revenues was primarily due to increased demand for the Company's products for consumer product applications. Production volume grew during the first half of 1996 compared to the same period a year ago due to the Company's continued increase in manufacturing capacity and effectiveness in improving manufacturing yield ratios at its various manufacturing facilities throughout 1995 and during the first half of 1996. A slowdown in new orders during the second quarter of 1996 is likely to cause revenues in the third quarter of 1996 to decline from second quarter levels.

Key elements of the statements of operations, expressed as a percentage of revenues, were as follows:






                        Three Months Ended    Six Months Ended
                        June 30,                  June 30,
                        1996   1995             1996   1995
Gross margin            45.8%  47.1%            44.5%   46.2%
Research and development
 expenses               13.8%   9.1%            13.5%    8.9%
Selling, general and
 administrative
 expenses               12.9%  13.1%            13.1%   13.5%
Income from operations  19.1%  25.0%            18.0%   23.8%


Gross margin declined to 45.8% and 44.5% during the second quarter and first half of 1996, respectively from 47.1% and 46.2% in the same periods a year ago. The decline was primarily attributable to lower factory utilization. The Company's operating environment, combined with the resources required to operate in the semiconductor industry, requires managing a wide variety of factors such as factory and capacity utilization, manufacturing yields, product mix, availability of certain raw materials, terms negotiated with third-party subcontractors and foreign currency exchange rate fluctuations. Gross profit margin for the first two quarters of 1996 may not be indicative of expected results for the remainder of the fiscal year.

The Company has significantly increased its volume production capability from operating levels in the same period a year ago resulting primarily from the installation of additional production equipment in the Company's Japanese wafer manufacturing facilities and improving manufacturing yields. However, lower factory utilization during the second quarter of 1996 coupled with the possibility of lower revenues may have a negative impact on gross margin during the third quarter of 1996.

The Company has pushed out completion of the first phase of its Gresham manufacturing facility based on expected future capacity requirements and current capacity availability. This new facility is currently expected to become operational by the first quarter of 1998. If demand does not absorb the Company s available capacity at a sufficient rate, the Company's gross margin and operating results could be negatively impacted in future periods.

Changes in the relative strength of the yen may have a greater impact on the Company's gross margin than other foreign exchange fluctuations due to the Company's large wafer fabrication operations in Japan. Although the yen weakened (the average yen exchange rate for the second quarter and first half of 1996 decreased approximately 27% and 18%, respectively, from the same periods in 1995), the effect on gross margin and net income was not material as the Company's yen denominated sales offset a substantial portion of its yen denominated costs during those periods, and the Company hedged a portion of its remaining yen exposures during the period. However, there is no assurance that future changes in the relative strength of the yen will not have a material effect on gross margin or operating results.


Research and development (R&D) expenses increased $16.9 million and $33.4 million, respectively, in the second quarter and first half of 1996 compared to the same periods in 1995. The increase in R&D expenses is primarily attributed to increased staffing levels as the Company continues to invest in the development of higher technology products and the related manufacturing processes, packaging and design processes. As a percentage of revenue, R&D expenses increased to 13.8% and 13.5%, respectively, in the second quarter and first half of 1996 compared with the same periods a year ago. The increase resulted primarily from the Company's continued growth in its investment in future products and processes which outpaced the growth in revenues
during these periods.   The Company anticipates continuing its
investment in R&D at a rate of 14% to 16% of revenues throughout the remainder of 1996.

Selling, general and administrative (SG&A) expenses increased $1.9 million and $3.7 million, respectively, in the second quarter and first half of 1996 compared to the same periods in 1995. The increase in total SG&A expenses was primarily due to increased staffing levels. SG&A expenses declined as a percentage of revenues to 12.9% and 13.1%, respectively, in the second quarter and first half of 1996 compared to 13.1% and 13.5% for the same periods in 1995. The Company expects that SG&A expenses will continue to increase in absolute dollars although such expenses may fluctuate as a percentage of revenues on a quarterly basis.

Interest expense for the second quarter and first half of 1996 decreased $.7 million and $1.7 million, respectively, as compared to the same periods in 1995. The decrease is primarily attributed to lower interest rates on yen- denominated borrowings during 1996.

Interest income and other decreased $1.1 million during the second quarter of 1996 as compared to the second quarter of 1995. The decrease is primarily related to fixed asset disposals and foreign currency exchange losses offset in part by higher interest income during the second quarter. Interest income and other increased $3.2 million during the first half of 1996 as compared to the same period in 1995. The increase is primarily attributable to increased interest income as a result of higher average cash and investment balances offset partially by foreign exchange losses during the first half of 1996.

The Company recorded a provision for income taxes for the first half of 1996 and 1995 with an effective rate of 28%. The Company's effective tax rate is lower than the U.S. statutory rate primarily due to the Company's expected earnings mix in its foreign subsidiaries which are taxed at lower rates and anticipated utilization of prior loss carryovers and other tax credits.


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

The  following  table  sets  forth  the  remaining  1992
restructuring  reserves  at  June 30, 1996  and  December 31,
1995 (which are accounted for as components of fixed assets and current liabilities) and charges taken during the first six months of 1996 (in thousands):

                           Balance                       Balance
                        12/31/95   Utilized*  Adjusted   6/30/96
Fixed asset related
charges                $  1,900    $   (300)  $     -    $ 1,600
Other provisions for
 phase-down and
 consolidation of
 manufacturing
 facilities               2,800        (300)         -     2,500
Payments to employees
 for severance (a)            -      (1,500)     2,000       500
Relocation, lease
 terminations and
 other corporate
 matters                 19,000          -      (2,000)   17,000
   Total               $ 23,700    $ (2,100)  $    -     $21,600


* Net of cumulative currency translation adjustments. Amounts utilized represent both cash and non-cash charges. Cash charges totaled approximately $1,750,000 during the first half of 1996.

(a) Amounts utilized represent cash payments related to the severance of approximately 150 employees.


During the first six months of 1996, $2.1 million was charged against the restructuring reserves. These charges were primarily for the shutdown of the Milpitas wafer fabrication facility (which had previously been delayed as the Company assessed its capacity requirements in reponse to favorable market conditions) and included severance payments to employees ($1.5 million) and charges in connection with owned and leased equipment ($300,000). Other restructuring charges were attributable to ongoing maintenance costs of its vacant German facility ($180,000), offset in part by a decrease in reserves due to translation adjustments as a result of the weakening Deutschemark ($120,000). Reserves at June 30, 1996 include approximately $4.6 million for remaining costs related to the closure of the Milpitas manufacturing facility and continued maintenance of the vacant Braunschweig facility and $17 million for legal and other corporate matters. Management believes that the total reserves established are adequate to cover uncertainties in connection with these matters.


    Financial Condition

The Company's cash, cash equivalents and short-term investments increased $28.2 million during the first half of 1996 to $713.7 million from $685.5 million at the end of 1995. The increase is due to cash provided from operations and net proceeds from borrowings, offset partially by purchases of fixed assets and repurchases of common stock. Working capital increased $47.6 million to $788.5 million at June 30, 1996 from $740.9 million at December 31, 1995.

During the first half of 1996, the Company generated $183.7 million of cash and cash equivalents from its operating activities, which is an increase of $50.2 million in cash and cash equivalents provided from operating activities during the first half of 1995. The increase is primarily attributable to changes in cash invested in inventories and other assets during the first half of 1996 compared to the first half of 1995. Cash and cash equivalents used for investing activities during the first half of 1996 were $178.2 million compared to $257.3 million during the same period in 1995. The decrease was primarily attributable to the repurchase of all the minority interest in the Company's manufacturing subsidiary during the first half of 1995 for $125.9 million and an increase in the net maturities and sales of short term investments of $18.9 million in the first half of 1996, partially offset by a $79.8 million increase in the net purchasing activity of property and equipment during the period. Cash and cash equivalents provided by financing activities during the first half of 1996 were $50.1 million compared to $170.1 million in the first half of 1995.
The decrease is primarily attributed to proceeds of $157.6 million received by the Company from a stock offering in February 1995. Additionally, during the first half of 1996, the Company increased borrowings by $67.7 million relating primarily to financing capacity expansion at its Japanese manufacturing subsidiary and repurchased one million shares of the Company s common stock for $27.2 million.

Net property and equipment was $738.9 million at June 30, 1996, an increase of $100.6 million compared to $638.3 million at the end of 1995. The increase was primarily due to $190.2 million of fixed asset purchases (primarily equipment for the Company's Japanese manufacturing facilities) and construction costs related to a new wafer fabrication facility in Oregon (see below), net of retirements and $11.8 million of equipment refinanced through operating leases by its Japanese manufacturing subsidiary, partially offset by $62.5 million of depreciation on fixed assets and the effect of translation (approximately $24.9 million), primarily related to the weakening of the yen. Management expects net capital additions (excluding operating leases) to approximate $400 to $450 million for 1996. The Company is currently building a new 8-inch wafer manufacturing facility in Gresham, Oregon. The initial phase is expected to require capital spending of approximately $600 to $800 million and, when fully ramped, will have the capacity to run approximately 4,000 eight-inch wafers per week.

During 1995, the Company's manufacturing subsidiary entered into a 25 billion yen credit line arrangement. As of June 30, 1996, the Company had 15.5 billion yen ($141.6 million) outstanding under the facility. Borrowings under the line of credit are for a term of five years with principle payments due semiannually beginning in July 1997. All borrowings under this credit line have been converted to fixed rates through the use of interest rate swaps (see Note 3 of Notes to Unaudited Consolidated Condensed Financial Statements). Each of the Company's significant foreign affiliates have lines of credit available for local currency borrowings. These foreign bank lines of credit were not material as of June 30, 1996.

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

                                  Part II

Item 1      Legal Proceedings

            Reference is made to Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 for a discussion of certain pending legal proceedings. As indicated therein, Texas Instruments (TI) filed an appeal in the United States Court of Appeals for the Federal Circuit (CAFC) challenging the United States District Court that the Companys encapsulation process did not infringe the TI patents. In July, 1996, the CAFC issued its decision affirming the U.S. District Court's holding in favor of the Company. In August, 1996 TI filed a petition for reconsideration of the CAFC's decision and that the matter he heard inbanc by the CAFC. The Company continues to believe that the final outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that this matter will be resolved without the payment of damages and other costs or that damages will not be increased to an amount in excess of the Company's reserves with the potential for having an adverse effect on the Company.

Item 4  Submission of Matters to a Vote of Security Holders

   The Annual Meeting of Stockholders of LSI Logic Corporation was held on May 10, 1996 in New York, New York. Of the total 128,467,131 shares outstanding as of the record date, 115,310,922 shares (89.7%) were present or represented by proxy at the meeting. The table below presents the results of election of the Company's board of directors:

                                          Votes       Votes
                                         For        Withheld
           Wilfred J. Corrigan      115,019,295     291,627
           Malcolm R. Currie        115,006,574     304,348
           T.Z. Chu                 115,012,159     298,763
           James H. Keyes           115,030,502     280,420
           R. Douglas Norby         115,022,757     288,165

           The stockholders ratified the appointment of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ended December 31, 1996. The proposal received 115,012,042 affirmative votes, 128,910 negative votes, 169,970 abstentions, and zero non-votes.

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









                                    LSI LOGIC CORPORATION


                                        (Registrant)



Date:  August 12, 1996          By   /s/ Albert A. Pimentel
                                       Albert A. Pimentel
                                 Senior Vice President Finance &
                                    Chief Financial Officer