Form 10-Q
period 1996-09-30
LSI LOGIC CORP
filed 1996-11-08
CIK 703360

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              Form 10-Q


(Mark One)
[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934
     For the Quarter Ended September 29, 1996

                                  or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
   For the transition period from ____________ to ____________

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


As of October 25, 1996 there were 128,734,366 shares of registrant's Common Stock, $.01 par value, outstanding.

                          LSI LOGIC CORPORATION
                                Form 10-Q
                FOR THE QUARTER ENDED SEPTEMBER 29, 1996

                                  INDEX

Page
No.

PART I  Financial Information

Item 1    Financial Statements

          Consolidated Condensed Balance Sheets -
            September 30, 1996 and December 31, 1995          3

          Consolidated Condensed Statements of
            Operations - Three-Month and Nine-Month
            Periods Ended September 30, 1996 and 1995         4

          Consolidated Condensed Statements of Cash Flows -
            Nine-Month Periods Ended September 30, 1996
            and 1995                                          5

          Notes to Unaudited Consolidated Condensed
            Financial Statements                              6

Item 2    Management's Discussion and Analysis of Results
            of Operations and Financial Condition             9


PART II   Other Information

Item 1    Legal Proceedings                                  14

Item 6    Exhibits and Reports on Form 8-K                   14

                                 PART I
Item 1.  Financial Statements

                         LSI LOGIC CORPORATION
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                (In thousands, except per share amount)
                              (Unaudited)
                             September 30,           December 31,
                                 1996                     1995


ASSETS
Cash and cash equivalents   $   227,645             $   172,780
Short-term investments          484,139                 512,765
Accounts receivable, less
  allowance for doubtful
  accounts of $3,559 and
  $3,486                        235,926                 230,980
Inventories                     109,695                 139,857
Other current assets             55,567                  80,348

    Total current assets      1,112,972               1,136,730
Property and equipment, net     794,018                 638,282
Other assets                     92,527                  74,575

    Total assets             $1,999,517              $1,849,587


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable             $  144,509              $  165,725
Accrued salaries, wages and
  benefits                       36,528                  34,825
Accrued restructuring costs       4,000                  22,700
Other accrued liabilities        67,192                  42,315
Income taxes payable            103,012                  73,649
Current portion of long-term
  obligations and
  short-term borrowings          10,028                  56,569
    Total current
    liabilities                 365,269                 395,783

Long-term obligations           341,524                 222,388
Deferred income taxes            13,098                   8,514
Minority interest in
  subsidiaries                    6,047                   6,656

Commitments and
  contingencies                      -                       -

Stockholders' equity:
  Preferred shares;
  2,000 shares authorized            -                       -

Common stock; $.01 par value;
  250,000 shares authorized;
  128,322 and 129,303 shares
  outstanding                    1,283                    1,293
Additional paid-in capital     817,596                  853,538
Retained earnings              421,713                  305,190
Cumulative translation
  adjustment                    32,987                   56,225
    Total stockholders'
      equity                 1,273,579                1,216,246
    Total liabilities and
      stockholders' equity  $1,999,517               $1,849,587



See accompanying notes to unaudited consolidated condensed financial statements.

                          LSI LOGIC CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (In thousands, except per share amounts)
                               (Unaudited)


                       Three Months Ended   Nine Months Ended
                           September 30,       September 30,
                     1996         1995      1996         1995

Revenues             $300,195    $330,832   $936,906   $918,056

Costs and expenses:
  Cost of revenues    175,074     170,801    528,377    486,505
  Research and
   development         48,472      34,263    134,276     86,624
Sales, general and
  administrative       40,827      39,325    124,022    118,803
    Total costs and
      expenses        264,373     244,389    786,675    691,932
Income from
  operations           35,822      86,443    150,231    226,124
Interest expense       (3,647)     (4,379)   (10,241)   (12,679)
Interest income and
  other                 6,459       9,269     22,400     21,990
Income before income
  taxes and minority
  interest             38,634      91,333    162,390    235,435
Provision for income
  taxes                10,811      25,574     45,469     65,923
Income before
  minority interest    27,823      65,759    116,921    169,512
Minority interest in
  net income of
  subsidiaries             80         217        398      2,965

Net income           $ 27,743    $ 65,542   $116,523   $166,547

Net income per share:
  Primary            $   0.21    $   0.50   $   0.89   $   1.34
   Fully diluted     $   0.21    $   0.47   $   0.85   $   1.25

Common share and
  common share
  equivalents used
  in computing per
  share amounts:
  Primary            130,224      132,123    131,523    124,644
  Fully diluted      142,100      144,128    143,259    137,232

See accompanying notes to unaudited consolidated condensed financial statements.

                           LSI LOGIC CORPORATION
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                            Nine Months Ended September 30,
                              1996                      1995


Operating activities:
Net income                 $  116,523               $  166,547
Adjustments:
  Depreciation and
  amortization                110,251                  108,970
Minority interest in net
  income of subsidiaries          398                    2,965
Change in:
    Accounts receivable        (9,923)                 (51,338)
    Inventories                27,725                  (30,615)
    Other assets                8,539                  (33,683)
    Accounts payable          (15,449)                 (12,736)
    Accrued and other
      liabilities              54,473                   48,364
Net cash provided by
  operating activities        292,537                  198,474
Investing activities:
  Purchases of debt and
    equity securities        (935,681)                (350,023)
  Maturities and sales of
    debt and equity
    securities                960,045                  203,173
  Purchase of restricted
    equity securities          (6,252)                 (13,966)
  Purchases of property
    and equipment, net of
    retirements and
    refinancings             (296,608)                (165,053)
  Acquisition of stock
    from minority interest
    holders                      (688)                (167,316)
Net cash used for investing
  activities                 (279,184)                (493,185)

Financing activities:
  Proceeds from borrowings    133,921                   52,971
  Repayment of debt
    obligations               (51,125)                 (70,045)

  Issuance of common stock     10,886                  421,633
  Repurchase of common
    stock                     (46,838)                   -
Net cash provided by
  financing activities         46,844                  404,559
Effect of exchange rate
  changes on cash and cash
  equivalents                  (5,332)                 (13,604)
Increase in cash and cash
  equivalents                  54,865                   96,244
Cash and cash equivalents
  at beginning of period      172,780                  224,503
Cash and cash equivalents
  at end of period         $  227,645               $  320,747

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

       For financial reporting purposes, the Company reports on a 13 or 14 week quarter and a 52 or 53 week year ending on the Sunday closest to December 31. For presentation purposes, the consolidated condensed financial statements refer to the quarter's calendar month end for convenience. The results of operations for the quarter ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Cash equivalents and short-term investments at September
30, 1996 consisted primarily of U.S. and foreign corporate debt securities, time deposits, U.S. and foreign government and agency securities, commercial paper, bank notes and auction rate preferred securities. Cash equivalents and short-term investments held at September 30, 1996 and at December 31, 1995 approximate fair market value and it is the Company's intention to hold these investments for one year or less. The Company currently does not actively trade securities. Realized gains and losses are based on book value of specific securities sold and were not material during the quarters ended September 30, 1996 and 1995.

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

  As of September 30, 1996, the Company had an outstanding currency swap contract which hedged specific intercompany transactions and third party obligations. Outstanding foreign currency hedge instruments at December 31, 1995 consisted of forward exchange and currency swap contracts to manage the exposure associated with various intercompany loans, firm obligations to the Company's Japanese manufacturing subsidiary and third-party borrowings.

  As of September 30, 1996, the Company has several interest rate swap contracts outstanding, including one swap with forward start dates through October 1996, which convert the interest associated with 17.25 billion yen ($156.2 million) of borrowings by the Company's Japanese manufacturing subsidiary from adjustable to fixed rates (ranging from 2.65% to 3.24%). The interest rate swaps cover payments to be made under term borrowings through 2001. At September 30, 1996, unutilized credit line drawdowns of 5 billion yen ($55.2 million) remain under the forward swap agreement.

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

                             September 30,   December 31,
         Buy/(Sell):            1996           1995
Japanese Yen                 $  9,219        $  18,474
U.S. Dollar                    (9,296)         (25,492)
Pound Sterling                    -              5,614
Deutschemark                      -             (5,990)
Singapore Dollar                  -              6,089

    These forward exchange and currency swap contracts are considered identifiable hedges. Realized and unrealized gains and losses are deferred until settlement of the underlying commitments and are recorded in income as part of the purchase or sale transaction when it is recognized, or as other gains or losses when a hedged transaction is no longer expected to occur. Deferred foreign exchange gains and losses were not material at September 30, 1996 and December 31, 1995.

Note 4 - Balance sheet and cash flow information (in thousands):

                                  September 30,    December 31,
                                     1996             1995

Inventories:
Raw materials                     $   33,945       $   44,758
Work-in-process                       53,064           47,193
Finished Goods                        22,686           47,906

   Total                          $  109,695       $  139,857


                                 September 30,      September 30,
                                     1996              1995
Cash Paid for:
Income taxes                      $ 28,600         $ 25,700
Interest                            14,300           14,471


Note 5 - During the second quarter of 1996, the Company shut down its Milpitas wafer manufacturing facility. During the third quarter of 1996, the Company determined that the majority of the equipment that had been used at the Milpitas facility was no longer needed for current or future capacity requirements of the Company at its other facilities. Accordingly, the equipment was made available for sale and was written down by $15 million to its estimated net realizable value. The Company utilized $15 million of its restructuring reserves, which became available as a result of a favorable court decision (see Notes 6 and 9), and, therefore, the write down did not necessitate a charge to the income statement. At September 30, 1996, assets held for sale totaled $15.6 million and included manufacturing equipment and two buildings.

Note 6 - During the first nine months of 1996, $19.7 million was charged against the restructuring reserves. The charges were primarily for the shutdown of the Milpitas wafer fabrication facility (which had previously been delayed due to the Company's requirements for the facility's capacity having continued longer than anticipated when the restructuring charge was taken). These charges included a $15 million charge resulting from the writedown of the Milpitas wafer fabrication equipment (see Note
5),severance payments to employees ($1.5 million) and lease and other charges in connection with the Milpitas wafer manufacturing equipment ($2.5 million). Other restructuring charges were attributable to ongoing maintenance costs of the Company's vacant German facility ($.6 million) and a decrease in reserves due to translation adjustments as a result of the weakening Deutschemark ($.1 million). As a result of a favorable appellate court decision in September 1996 in connection with the Texas Instruments litigation (see Note 9), $15 million of restructuring reserves became available for the write down of the Milpitas wafer manufacturing equipment. Reserves at September 30, 1996 include approximately $4 million for remaining costs related to the closure of the Milpitas manufacturing facility and continued maintenance of the vacant Braunschweig facility. Management believes that the total reserves established are adequate to cover uncertainties in connection with these matters. See further discussion in Managements Discussion and Analysis of Results of Operations and Financial Condition, Part I, Item 2 of this Form 10-Q.

Note 7 - The Company's effective tax rate of 28% is lower than the U.S. statutory rate primarily due to the Company's expected earnings mix in its foreign subsidiaries which are taxed at lower rates and anticipated utilization of prior loss carryovers and other tax credits.

Note 8 - In February 1996, the Company's Board of Directors approved an action which authorizes management to acquire up to 4 million shares of its own stock in the open market at current market prices. During the first nine months of 1996, the Company repurchased and retired approximately two million shares of its common stock from the open market for approximately $47 million. The transactions were recorded as reductions to common stock and additional paid-in capital.

Note 9 - A discussion of certain pending legal proceedings is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. As indicated therein, Texas Instruments (TI) filed an appeal in the United States Court of Appeals for the Federal Circuit (CAFC) challenging the United States District Court's decision that the Company's encapsulation process did not infringe the TI patents. In July 1996, the CAFC issued its decision affirming the U.S. District Court's holding in favor of the Company. In August 1996, TI filed a petition for reconsideration of the CAFC's decision and requested that the matter be heard inbanc by the CAFC. In September 1996, TI's petition was denied. The Company believes that the probability of a significant loss is remote and therefore, reallocated $15 million of its reserves during September 1996 (see Note 6). No assurance can be given, however, that this matter will be resolved without the payment of damages and other costs. Certain additional claims and litigation against the Company have also arisen in the normal course of business. The Company believes that it is unlikely that the outcome of these claims and lawsuits will have a materially adverse effect on the Company's consolidated financial position or results of operations.

Item 2.   Management's Discussion and Analysis of Results of
Operations and Financial Condition

The discussion in "Management's Discussion and Analysis of Results of Operations and Financial Condition" contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those set forth in such forward-looking statements as a result of qualifying information set forth herein, those factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which are incorporated herein by reference, and other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

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


Results of Operations

Revenues for the third quarter of 1996 decreased 9.3% to $300.2 million from $330.8 million in the same period in 1995. The decrease in revenues is primarily attributable to a slowdown in new orders for the Company's products during the first half of 1996, which the Company believes primarily resulted from customers utilizing inventories on hand at the end of 1995. Revenues for the first nine months of 1996 increased 2.1% to $936.4 million from $918.1 million in the same period in 1995. The increase in revenues for the nine month period was primarily due to increasing demand for the Company's products for consumer product applications during 1995 and 1996 offset in part by the slowdown in new orders for other applications during 1996. The Company's average selling prices did not fluctuate significantly during the third quarter and the first nine months of 1996 compared to the same periods of 1995. One customer accounted for 13% of revenues during the nine months ended September 30, 1996.

Key elements of the statements of operations, expressed as a percentage of revenues, were as follows:

                       Three Months Ended   Nine Months Ended
                           September 30,       September 30,
                     1996         1995      1996         1995
Gross margin         41.7%       48.4%      43.6%       47.0%
Research and
  development
  expenses           16.1%       10.4%      14.3%        9.4%
Selling, general
 and administrative
 expenses            13.6%       11.9%      13.2%       12.9%
Income from
  operations         11.9%       26.1%      16.0%       24.6%

Gross margin declined to 41.7% and 43.6% during the third quarter and first nine months of 1996, respectively from 48.4% and 47.0% in the same periods a year ago. The decline was primarily attributable to lower factory utilization. The Company has significantly increased its production capability from the same period a year ago resulting primarily from the installation of additional production equipment in the Company's Japanese wafer manufacturing facilities and improving manufacturing yields. However, due to expected levels of demand and factory utilization and anticipated flat revenues, gross margin during the fourth quarter of 1996 is not expected to change significantly from levels attained during the third quarter of 1996. The Company's operating environment, combined with the resources required to operate in the semiconductor industry, requires managing a wide variety of factors such as factory and capacity utilization, manufacturing yields, product mix, terms negotiated with third-party subcontractors, availability of certain raw materials and foreign currency exchange rate fluctuations. Gross profit margin for the first three quarters of 1996 may not be indicative of results that may be realized for the fiscal year.

The Company has delayed completion of the first phase of its Gresham, Oregon manufacturing facility based on expected future capacity requirements and current capacity availability. This new facility is currently expected to become operational during the latter half of 1998. If demand does not increase sufficiently to absorb the Company's capacity, its gross margin and operating results could be negatively impacted in future periods.

Changes in the relative strength of the yen may have a greater impact on the Company's gross margin than other foreign exchange fluctuations due to the Company's large wafer fabrication operations in Japan. Although the yen weakened (the average yen exchange rate for the third quarter and first nine months of 1996 decreased approximately 16% and 17%, respectively, from the same periods in 1995), the effect on gross margin and net income was not material as the Company's yen denominated sales offset a substantial portion of its yen denominated costs during those periods, and the Company hedged a portion of its remaining yen exposures. However, there can be no assurance that future changes in the strength of the yen relative to the U.S. dollar will not have a material effect on gross margin or operating results.

Research and development (R&D) expenses increased $14.2 million and $47.7 million, respectively, in the third quarter and first nine months of 1996 compared to the same periods in 1995. As a percentage of revenue, R&D expenses increased to 16.1% and 14.3%, respectively, in the third quarter and first nine months of 1996 compared with 10.4% and 9.4% during the same periods a year ago. The increase in R&D expenses is primarily attributed to increased staffing levels as the Company continues to invest in the development of more advanced technology products and the related manufacturing, packaging and design processes. The increase resulted primarily from the Company's continued growth in its investment in future products and processes. The Company anticipates continuing its investment in R&D at a rate of 14% to 16% of revenues through the remainder of 1996.

Selling, general and administrative (SG&A) expenses increased $1.5 million and $5.2 million, respectively, in the third quarter and first nine months of 1996 compared to the same periods in 1995. The increase in total SG&A expenses was primarily due to increased compensation levels. SG&A expenses increased as a percentage of revenues to 13.6% and 13.2%, respectively, in the third quarter and first nine months of 1996 compared to 11.9% and 12.9% for the same periods in 1995. The Company expects that SG&A expenses will remain relatively constant in absolute dollars.

Interest expense for the third quarter and first nine months of 1996 decreased $.7 million and $2.4 million, respectively, as compared to the same periods in 1995. The decrease is primarily attributed to lower interest rates on yen-denominated borrowings during 1996.

Interest income and other decreased $2.8 million during the third quarter of 1996 as compared to the third quarter of 1995. The decrease is primarily related to fixed asset disposals and foreign currency exchange losses. Interest income and other increased $.4 million during the first nine months of 1996 as compared to the same period in 1995. The increase is primarily attributable to increased interest income as a result of higher average cash and investment balances offset partially by foreign exchange losses and losses on disposals of fixed assets during the first nine months of 1996.

The Company recorded a provision for income taxes for the first nine months of 1996 and 1995 with an effective rate of 28%. The Company's effective tax rate is lower than the U.S. statutory rate primarily due to the Company's expected earnings mix in its foreign subsidiaries which are taxed at lower rates and anticipated utilization of prior loss carryovers and other tax credits.


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

By the end of 1995, the Company had completed the phase-out of the German test and assembly operation and written off the facility, discontinued the chipset business, completed a partial phase-down of its Milpitas wafer manufacturing facility and certain U.S. assembly and test operations, and completed consolidation of certain U.S. sales offices and design centers. These actions included termination of approximately 400 employees.

The  following  table  sets  forth  the  remaining  1992
restructuring  reserves  at  September 30, 1996 and December 31,
1995 (which are accounted for as components of fixed assets and current liabilities) and charges taken during the first nine months of 1996 (in thousands):

                       Balance                          Balance
                       12/31/95   Utilized*  Adjusted   9/30/96
Fixed asset related
  charges              $  1,900   $(17,100)  $15,200    $   -
Other provisions for
  phase-down and con
  solidation of manu-
  facturing facilities    2,800     (1,100)      800      2,500
Payments to employees
  for severance (a)          -      (1,500)    1,500        -
Relocation, lease
  terminations and
  other corporate
  matters                19,000        -     (17,500)     1,500
   Total                $23,700   $(19,700) $    -      $ 4,000

*     Net of cumulative currency translation adjustments.
Amounts utilized represent both cash and non-cash charges. Cash charges totaled approximately $2,500,000 during the first nine months of 1996.

(a) Amounts utilized represent cash payments related to the severance of approximately 150 employees.

During the first nine months of 1996, $19.7 million was charged against the restructuring reserves. The charges were primarily for the shutdown of the Milpitas wafer fabrication facility (which had previously been delayed due to the Company's requirements for the facility's capacity having continued longer than anticipated when the restructuring charge was taken). These charges included a $15 million charge resulting from the writedown of the Milpitas wafer fabrication equipment (see Note 5 of Notes to Unaudited Consolidated Condensed Financial Statements), severance payments to employees ($1.5 million) and lease and other charges in connection with the Milpitas wafer manufacturing equipment ($2.5 million). Other restructuring charges were attributable to ongoing maintenance costs of the Company's vacant German facility ($.6 million) and a decrease in reserves due to translation adjustments as a result of the weakening Deutschemark ($.1 million). As a result of a favorable appellate court decision in September 1996 in connection with the Texas Instruments litigation (see Note 9 of Notes to Unaudited Consolidated Condensed Financial Statements), $15 million of restructuring reserves became available for the write down of the Milpitas wafer manufacturing equipment. Reserves at September 30, 1996 include approximately $4 million for remaining costs related to the closure of the Milpitas manufacturing facility and continued maintenance of the vacant Braunschweig facility. Management believes that the total reserves established are adequate to cover uncertainties in connection with these matters.

Financial Condition

The Company's cash, cash equivalents and short-term investments increased $26.3 million during the first nine months of 1996 to $711.8 million from $685.5 million at the end of 1995. The increase is due to cash provided from operations and net proceeds from borrowings, offset partially by purchases of fixed assets and repurchases of common stock. Working capital increased $6.8 million to $747.7 million at September 30, 1996 from $740.9 million at December 31, 1995.

During the first nine months of 1996, the Company generated
$292.5 million of cash and cash equivalents from its operating activities, which is an increase of $94.1 million over cash and cash equivalents of $198.5 million that were provided from operating activities during the first nine months of 1995. The increase is primarily attributable to changes in cash invested in inventories, accounts receivable and other assets during the first nine months of 1996 compared to the first nine months of 1995. Cash and cash equivalents used for investing activities during the first nine months of 1996 were $279.2 million compared to $493.2 million during the same period in 1995. The decrease in cash used for investing activities was primarily attributable to an increase in the net maturities and sales of $171.2 million of short term investments in the first nine months of 1996, the repurchase of all the minority interest in the Company's manufacturing subsidiary and substantially all shares not already owned of its publicly traded Canadian subsidiary during the first nine months of 1995 for $125.9 million and $31.6 million, respectively. These increases were partially offset by $131.6 million increase in net purchases of property and equipment during the nine months ended September 30, 1996 compared to the same period a year ago. Cash and cash equivalents provided by financing activities during the first nine months of 1996 were $46.8 million compared to $404.6 million in the first nine months of 1995. The decrease is primarily attributed to proceeds of $404.6 million received by the Company from two stock offerings in February and July 1995 and the repurchase of approximately 2 million shares of the Company's stock for $46.8 million during 1996. These decreases were partially offset by an increase in net proceeds received from borrowings of $99.9 million during the first nine months of 1996 compared to the same period in 1995.

Net property and equipment was $794 million at September 30, 1996, an increase of $155.7 million compared to $638.3 million at the end of 1995. The increase was primarily due to $296.6 million of fixed asset purchases, primarily equipment for the Company's Japanese manufacturing facilities and construction costs related to a new wafer fabrication facility in Oregon (see below), net of retirements and $11.8 million of equipment refinanced through operating leases by its Japanese manufacturing subsidiary. This increase was partially offset by $95.4 million of depreciation on fixed assets, the effect of translation (approximately $29 million related to the weakening of the yen) and the reclassification of the Milpitas wafer manufacturing equipment held for sale (see Note 5 of Notes to Unaudited Consolidated Condensed Financial Statements). Management expects net capital additions (excluding operating leases) to approximate $400 to $450 million for 1996. The Company is currently building a new 8-inch wafer manufacturing facility in Gresham, Oregon.
The initial phase is expected to require capital spending of approximately $600 to $800 million and, when fully ramped, will have the capacity to run approximately 4,000 eight-inch wafers per week.

During 1995, the Company's manufacturing subsidiary entered into a 25 billion yen credit line arrangement. As of September 30, 1996, the Company had 17.25 billion yen ($156.2 million) outstanding under the facility. Borrowings under the line of credit are for a term of five years with principle payments due semiannually beginning in July 1997. All borrowings under this credit line have been converted to fixed rates through the use of interest rate swaps (see Note 3 of Notes to Unaudited Consolidated Condensed Financial Statements). Each of the Company's significant foreign affiliates have lines of credit available for local currency borrowings. These foreign bank lines of credit were not material as of September 30, 1996.

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


                               Part II

Item 1      Legal Proceedings

            Reference is made to Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 for a discussion of certain pending legal proceedings. As indicated therein, Texas Instruments (TI) filed an appeal in the United States Court of Appeals for the Federal Circuit (CAFC) challenging the United States District Court's decision that the Company's encapsulation process did not infringe the TI patents. In July 1996, the CAFC issued its decision affirming the U.S. District Court's holding in favor of the Company. In August 1996, TI filed a petition for reconsideration of the CAFC's decision and requested that the matter be heard inbanc by the CAFC. In September 1996, TI's petition was denied. The Company believes that the probability of a significant loss is remote. No assurance can be given, however, that this matter will be resolved without the payment of damages and other costs.

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



                                    LSI LOGIC CORPORATION
                                         (Registrant)



Date:  November 7, 1996             By   /s/ R. Douglas Norby
                                          R. Douglas Norby
                                          Executive Vice
                                           President and
                                           Chief Financial
                                           Officer