Form 10-K405
period 1996-12-31
LSI LOGIC CORP
filed 1997-03-26
CIK 703360

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES X NO ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on March 14, 1997 as reported on the New York Stock Exchange, was approximately $4,819,807,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 14, 1997, registrant had 129,390,793 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following documents are incorporated by reference into Parts I, II, III and IV of this Form 10-K Report: (1) Proxy Statement for registrant's 1997 Annual Meeting of Stockholders, and (2) registrant's 1996 Annual Report to Stockholders.

================================================================================

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

     The Company's product marketing approach is to focus primarily on original equipment manufacturers in the consumer, communications, and computer products markets. The Company offers products and services for a variety of applications, including digital video (DVD), digital broadcasting (set top box) and personal entertainment applications for the consumer market segment, networking and wireless communication for the communications market and desktop, and personal computer and office automation applications for the computer products market. The Company targets its marketing and selling effort towards acknowledged industry leaders in these markets.

     The Company has developed and uses complementary metal oxide semiconductor ("CMOS") process technologies to manufacture integrated circuits implementing submicron geometries, including 0.25-micron processes and smaller for the Company's advanced product offerings. The Company's 0.25-micron(1) G10(TM) process, for example, allows for up to 49,000,000 usable transistors on a single chip. In early 1997, the Company formally introduced its next generation G11(TM) process technology featuring a 0.18 micron gate length, providing up to 64,000,000 transistors and allowing greater density and increased functionality on a single chip.

     The Company's CoreWare methodology and deep sub-micron process technologies permit customers to combine microprocessor "engines", logic blocks (including industry standard functions, protocols and interfaces) and memory with a customer's proprietary logic on a single chip. This allows the customer to differentiate its product, optimize its application and shorten product development cycles.

     The Company was incorporated in California on November 6, 1980 and reincorporated in Delaware on June 11, 1987. Its principal offices are located at 1551 McCarthy Boulevard, Milpitas, California 95035, and its telephone number at that location is (408) 433-8000. Except where otherwise indicated, references to the "Company" mean LSI Logic Corporation and its majority and wholly-owned subsidiaries.

BUSINESS STRATEGY

     The Company's objective is to design and manufacture highly integrated, complex semiconductor devices that provide its customers with system-level solutions on silicon thereby allowing customers to get to market rapidly with differentiated systems and products. To achieve this objective, the Company has implemented a business strategy incorporating the following key elements:

     - Emphasize CoreWare Methodology and System-on-a-Chip Capability. The Company's CoreWare product library approach and its deep sub-micron process technologies permit system-level integration of microprocessors, logic blocks (including industry standard functions, protocols and interfaces), memory and customer specific proprietary logic functions on a single piece of silicon. This methodology enables customers to improve the performance and reliability of their products and differentiate their products while shortening product development cycles and lowering development costs.

     - Target Growth Markets and Selected Customers. The Company directs its marketing and selling efforts toward selected customers in the consumer, communications and computer industries. The Company targets high growth end markets which are characterized by increasingly shortened product

---------------

(1) All references to gate length measurement reflect effective gate length unless otherwise indicated.

    cycles and ongoing changes in technological standards and performance requirements. As a result, customers in these markets tend to benefit from the flexibility of the Company's customized ASIC design methodology to help differentiate their products while still complying with existing and emerging global industry standards such as microprocessors and signal processing engines, Ethernet and ATM (Asynchronous Transfer Mode) in networking, PCI bus interfaces and high speed transmission in computers and MPEG2 (Motion Picture Experts Group) in the digital video and personal entertainment markets.

     - Promote Highly Integrated Design and Manufacturing Technology. The Company's proprietary computer-aided design tools are highly integrated with the Company's manufacturing process requirements, thereby providing high predictability that the product's performance will mirror the computer simulation of the chip and facilitate optimum performance of products developed using the Company's design methodology. The Company's sophisticated design tools, advanced process technology and sub-micron manufacturing capability are intended to provide customers highly integrated solutions that work right the first time. The Company's design environment includes expanded interface capabilities to certain third party EDA software design tools from companies such as Cadence Design Systems, Inc., Mentor Graphics Corporation, Synopsys, Inc. and Viewlogic Systems, Inc.

     - Provide Flexibility in Design Engineering. The Company provides customers with a comprehensive approach and a continuum of solutions for the design and manufacture of ASICs. This allows customers substantial flexibility in how they proceed with an ASIC design project. A customer may implement product specifications in a particular chip design through its own engineers, on a "turn-key" basis using the Company's engineers, or through a collaborative effort. The Company's extensive, worldwide network of design and engineering professionals facilitates effective interaction with customer management and engineering staff throughout the design process.

     - Maintain High-Quality and Cost-Effective Manufacturing. The Company believes that owning its wafer manufacturing facilities improves quality, cost-effectiveness, responsiveness to customers, implementation of leading-edge process technology and time-to-market advantages as compared to companies that do not own their own wafer fabrication facilities. The Company's manufacturing operations are located in the United States, Japan and Hong Kong. The Company performs substantially all of its packaging, assembly and final test operations through third party subcontractors in various locations. The Company's production operations in the U.S. and Japan are ISO-9002 certified, an important international measure for quality.

     - Offer Worldwide Services. The Company markets its products and services on a worldwide basis through its direct sales, marketing and field technical staff of approximately 813 employees (including its subsidiaries in Europe, Canada and the Far East), as well as through independent sales representatives and distributors. The Company operates 44 design centers throughout the world to assist customers in product design activities. The Company's extensive, worldwide network of design centers allows the Company to provide customers with highly experienced engineers to interact with customer engineering management and system architects to develop designs for new products and to provide continuing after-sale customer support.

PRODUCTS AND SERVICES

  Engineering

     The Company's product marketing strategy is to focus on original equipment manufacturers (OEMs) in the computer, consumer and communications products markets. The Company seeks out leaders in these markets with the objective of providing technical support to customers early in their new system product development process. In executing this strategy, the Company offers customers a wide variety of engineering design services. The Company's engineering design service approach allows the customers to determine the level of participation which they will have in the design process. The Company may provide complete "turn-key" engineering support for design projects where the customer provides high-level functional objectives. This type of engineering support is well suited for a customer's system-level design project in which the

Company is engaged to utilize one or more of its CoreWare library elements for delivering a system on a single chip. However, the customer may also perform substantial design activity on its own. In either case, the Company's design environment includes an expanded interface to various third party EDA vendors' design tools.

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

     After completion of the engineering design effort, the Company produces and tests prototype circuits for shipment to the customer. Thereafter, the Company will commence volume production of integrated circuits that have been developed through one or more of the arrangements described above in accordance with the customer's quantity and delivery requirements. The Company generally does not have long-term volume production contracts with its customers. Whether any specific ASIC design will result in volume production orders and, if so, the quantities included in any such orders, are factors beyond the control of the Company. Insufficient orders will result in underutilization of the Company's manufacturing facilities which would adversely impact the Company's operating results.

  Components

     The Company's vertical market focus permits it to dedicate engineering resources to develop component products and systems expertise directed at particular markets. This system-level expertise and design methodology in conjunction with a wide range of component product offerings, including the Company's CoreWare libraries, offer customers the opportunity to achieve rapid time to market system-on-a-chip solutions.

     The Company's CoreWare Program offers a complete design approach for creating a system-on-a-chip efficiently, predictably and rapidly to address the performance, cost and time-to-market goals of the customer. CoreWare library elements are complex VLSI or large system-level pre-designed building blocks of integrated circuit logic functions which are either developed by the Company or acquired under technology transfer or licensing agreements. CoreWare elements are highly integrated for use with the Company's proprietary software design tools and those advanced manufacturing processes to which individual cores are targeted.

     The Company's CoreWare libraries are based upon industry standard functions, protocols and interfaces, and are positioned to be useful in a wide variety of systems applications. Representative examples from the Company's CoreWare libraries include implementations of the Ethernet, ATM (asynchronous transfer mode) and Gigabit Serial Transceiver functions for the communications market, PCI bus interfaces and Fibre Channel protocol for the computer market and MPEG2 (Motion Picture Experts Group) decoders and digital signal processing for the digital video market. The Company's MiniRISC(TM) family of MIPS-based RISC (reduced instruction set computing) central processing unit (CPU) cores, including the TinyRISC(TM) 16/32-bit compressed code CPU, can be coupled with these other cores and with customer proprietary functionality to realize system-level applications on a single chip.

     In addition, the Company offers a family of application specific standard product (ASSP) high-speed digital signal and image processing devices that perform a wide variety of common digital signal processing operations. Generally, even new standard products developed by the Company are implementations of emerging industry standard functions that the Company may also target for inclusion in its CoreWare library.

     The Company's expanding line of products includes a variety of single chip solutions, including a DVD decoder, a satellite receiver, an MPEG2 Audio/Video decoder, a JPEG single-chip co-processor, and the ATMizer(TM) II. The Company also offers a range of reference design modules such as the Scenario(TM) MPEG2/AC3 reference design module, and development platforms including the Integra(TM) SDP1000 platform for set top box applications.

     The Company's component product offerings are based upon metal programmable array, cell-based and Embedded Array(R) product architectures. The Company offers a wide variety of die sizes and functionality configurations that are available in different feature sizes and are based on different process technologies. A metal programmable array, also known as a gate array, is a matrix of uncommitted transistors contained on a single piece of silicon. The gate array is "programmed" (i.e., customized) only in the last steps of the fabrication process. This enables the manufacturer to produce large quantities of uncommitted gate arrays, known as "base arrays," and to benefit from the economies of volume chip production. These basic silicon substrates are designed and manufactured in a fashion similar to standard integrated circuits. The individual elements are interconnected at the metallization step in the manufacturing process to implement user-defined functions. Gate arrays, when compared to many standard logic circuits, provide the system manufacturer with lower cost, higher reliability, lower power consumption, increased performance and smaller end products.

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

     In addition, the Company offers its customers the opportunity to create proprietary base wafers by utilizing a combination of the Company's standard cell technology with gate array technology. This Embedded Array product option can provide the customer with both high performance and density features normally associated with cell-based technology and with faster turnaround times resembling those available only for gate array-based designs.

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

     In July 1997, Hong Kong will come under the complete control of the Chinese government. There can be no assurance that the Company and its affiliates will not experience a disruption in the flow of products, which could result in a material adverse impact on the Company's operating results, as a result of a reversion of control of Hong Kong to China. In addition to the reversion of Hong Kong to Chinese control, any political or economic disruptions in the countries where the Company's subcontractors are located could result in a material adverse impact on the Company's operating results.

     The Company utilizes various high performance CMOS process technologies in the volume manufacture of its products. The Company's two facilities in Tsukuba, Japan utilize advanced process technologies in conjunction with computer integrated manufacturing to produce mainly 0.38-micron and G10 0.25-micron products containing up to 49,000,000 transistors (or up to 5,000,000 logic gates) on a single chip and offer customers a high-volume, reliable source for manufacturing. Each of these facilities has a highly automated production line, providing greater productivity, product quality and production management flexibility. During 1996, the Company installed highly specialized chemical mechanical polishing (CMP) equipment in its Japanese manufacturing facilities. CMP increases manufacturing yields and allows for higher levels of chip customization. The Company has in the past and will in the future, consider developing foundry relationships with certain other semiconductor manufacturers whereby the Company may purchase quantities of wafers (both unmetallized and metallized) that are manufactured to the Company's specifications.

     In August 1995, the Company began development of a new site in Gresham, Oregon for manufacturing operations and other purposes. The site, which consists of approximately 325 acres, is planned to accommodate expansion requirements the Company may have in the foreseeable future. Construction of a new wafer fabrication facility is in process, and volume production is expected to commence during the first half of 1998, utilizing the Company's G10 0.25-micron and, later, G11 0.18-micron process technologies. The Company expects to spend approximately $500 to $600 million during 1997 and the first half of 1998 to bring this facility to operational status.

     In the assembly process, the fabricated circuit is encapsulated into ceramic or plastic packages. The Company has developed a network of offshore third-party assembly and final test subcontractors for plastic packaging. Plastic packaging is normally associated with lower cost, commercially oriented products. The Company has benefitted from the cost savings associated with these third-party subcontractors. The Company performs ceramic package assembly for its products at its Fremont, California facility. Ceramic packaging is primarily utilized in applications involving the need to protect the circuit against a potentially harsh operating environment, such as in military applications. The Fremont assembly line has been specially equipped to support such high reliability packaging needs of both military and selected commercial applications. The proportion of ceramic packaging being done by independent assembly plants continues to increase and the Company subcontracts some ceramic packaging offshore.

     In 1996, the Company introduced its advanced Flip Chip packaging technology, which essentially replaces wires that connect the edge of the die to a package with solder bumps spread over the entire external surface of the die. This new technology enables the Company to reach exceptional performance and lead count levels in packages required for process technologies of 0.25-micron and below. The Company also introduced a mini-BGA (Ball Grid Array) package which offers a smaller package size without sacrificing electrical and thermal performance.

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

     The semiconductor industry is capital intensive. In order to remain competitive, the Company must continue to make significant investments in new facilities and capital equipment. In 1996, capital expenditures

(leases and purchases of plant and equipment) were approximately $375,000,000. The Company expects 1997 capital expenditures to be approximately $475,000,000, and significant capital expenditures are expected in subsequent years, as well. The Company believes that existing liquid resources and funds generated from operations combined with its ability to borrow funds will be adequate to meet its operating and capital requirements and obligations through the foreseeable future. The Company believes that its level of financial resources is an important competitive factor in its industry. Accordingly, the Company may from time to time seek additional equity or debt financing. However, there can be no assurance that such additional financing will be available when needed or, if available, will be on favorable terms. Any future equity financing will decrease existing stockholders' percentage equity ownership and may, depending on the price at which the equity is sold, result in dilution.

     Disruption of operations at any of the Company's primary manufacturing facilities, or at any of its subcontractors for any reason, including work stoppages, fire, earthquake or other natural disasters, would cause delays in shipments of the Company's products. There can be no assurance that alternate capacity would be available on a timely basis or at all, or that, if available, it could be obtained on favorable terms, thereby potentially resulting in a loss of customers. A disruption of operations for these and other reasons could adversely affect the Company's operating results.

     The semiconductor industry historically has been characterized by wide fluctuations in product supply and demand. From time to time the industry also has experienced significant downturns, often in connection with, or in anticipation of maturing product cycles (of both the semiconductor companies and their customers) and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity and subsequent accelerated erosion of average selling prices, and in some cases have lasted for more than a year. The Company may experience substantial period-to-period fluctuations in future operating results due to general industry conditions or events occurring in the general economy and the Company's business could be materially and adversely affected by a significant industry-wide downturn. The semiconductor industry also has been characterized by periods of rapid expansion of production capacity. Even if customers' aggregate demand might not decline, the availability of additional capacity can adversely impact pricing levels, which can also depress revenue levels and afffect operating results. Also, during such periods, customers benefiting from shorter lead times may delay some purchases into future periods, as the Company believes occurred during 1996.

     To remain competitive, the Company must develop and implement new process technologies in order to reduce semiconductor die size, increase device performance and improve manufacturing yields, to adapt products and processes to technological changes and adopt emerging industry standards. The Company continues to evaluate its worldwide manufacturing operations to effect additional cost-savings and technological improvements. Nevertheless, if the Company is not able to successfully implement new process technologies and to achieve volume production of new products at acceptable yields using new manufacturing processes, the Company's operating results may be adversely affected.

     Development of advanced manufacturing technologies in the semiconductor industry frequently requires that critical selections be made as to those vendors from which essential equipment (including future enhancements) and after-sales services and support will be purchased. Similarly, procurement of certain types of materials required by the Company's manufacturing technologies are closely linked with certain equipment selections. When the Company implements specific technology choices, it may become dependent upon certain sole-source vendors. Accordingly, the Company's capability to switch to other technologies and vendors may be substantially restricted and may involve significant expense and delay in the Company's technology advancements and manufacturing capabilities. The semiconductor equipment and materials industries also include a number of vendors that are relatively small and have limited resources. Several of these vendors provide equipment and or services to the Company. The Company does not have long-term supply or service agreements with many vendors of certain critical items, and shortages could occur in various essential materials due to interruption of supply or increased demand in the industry. Additionally, there can be no assurance that disruptions in these vendors' ability to perform will not occur. Should the Company experience such disruptions, the Company's operations could be adversely affected, which could have a material and adverse effect on its operating results. The Company's operations also depend upon a continuing adequate supply of electricity, natural gas and water. To date, the Company has experienced no significant difficulty in obtaining the necessary raw materials.

     In countries in which the Company is conducting business in local currency, currency exchange fluctuations could adversely affect the Company's revenues and costs. A substantial portion of the costs of the Company's manufacturing operations are denominated in Japanese yen. In addition, the Company purchases a substantial portion of its raw materials and equipment from foreign suppliers and incurs labor costs in foreign locations. A portion of these transactions are denominated in currencies other than in U.S. dollars, principally in Japanese yen. The Company also has borrowings and operating lease obligations denominated in yen, which totaled approximately 31 billion yen (approximately $270,000,000) as of December 31, 1996. Such transactions and borrowings expose the Company to exchange rate fluctuations for the period of time from inception of the transaction until it is settled. In recent years, the yen has fluctuated substantially against the U.S. dollar. The Company has entered and will from time to time enter into hedging transactions in order to minimize exposure to currency rate fluctuations. There can be no assurance that such hedging transactions will minimize exposure to currency rate fluctuations or that fluctuations in the currency exchange rates in the future will not have an adverse impact on the Company's results of operations. In addition, there can be no assurance that inflation rates in countries where the Company conducts operations will not adversely affect the Company's operating results in the future.

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

MARKETING AND CUSTOMERS

     The Company has focused its marketing efforts primarily on the computer, communications and consumer products industries, and within those industries, the Company emphasizes digital video, digital broadcasting, personal entertainment, networking, desktop and personal computing, wireless communication and office automation applications. The Company's strategy is to leverage its systems-level ASIC strength to shift its marketing emphasis from the low level integration market to the type of account where the Company can bring greater systems-level intellectual property to the relationship. The Company, however, expects that this strategy will result in the Company becoming increasingly dependent on a limited number of customers for a substantial portion of its revenues.

     The Company markets its products and services through its worldwide direct sales and marketing and field engineering organizations which consists of approximately 813 employees (including subsidiaries), and through independent sales representatives and distributors. All of the Company's customer design centers also include a direct sales office. See "Properties." For information concerning foreign operations, see Note 10 of Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Stockholders. International sales are subject to risks common to export activities, including governmental regulations, trade barriers, tariff increases and currency fluctuations. To date, the Company has not experienced any material difficulties because of these risks.

     In 1996, Sony Corporation accounted for approximately 14% of the Company's revenues. In 1995, Sony Corporation accounted for approximately 12% of the Company's revenues. In 1994 Sun Microsystems, Inc. and Intel Corporation accounted for approximately 14% and 11%, respectively, of the Company's revenues.

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

COMPETITION

     The Company's competitors include many large domestic and foreign companies which have substantially greater financial, technical and management resources than the Company, as well as emerging companies attempting to sell products to specialized markets such as those addressed by the Company. Several major diversified electronics companies, including Mitsubishi Corporation, Toshiba Corporation, NEC Corporation and SGS Thompson, Inc., and a number of United States semiconductor manufacturers, including Lucent Technologies, Inc. (formerly known as AT&T), IBM Corporation, and Texas Instruments, Inc., offer ASIC products and/or offer products which compete with the product lines of the Company. In addition, the Company faces competition from some companies whose strategy is to provide a portion of the products and services which the Company offers. For example, these competitors may offer semiconductor design services, may license design tools, and/or may provide support for obtaining products at an independent foundry. There can be no assurance that certain large customers, some of whom the Company has licensed to use elements of its process and product technologies, will not develop internal design and production operations to produce their own ASICs.

     The principal factors on which competition in the ASIC market is based include design capabilities (including the software design tool features, compatibility with industry standard design tools, CoreWare library and the skills of the design team), quality, delivery time and price. The Company believes that it presently competes favorably with respect to these factors, and that its success will depend on its continued ability to provide its customers with a complete range of design services, products and manufacturing capabilities on competitive terms. There can be no assurance, however, that other custom design approaches will not be developed which could have an adverse impact on the Company's business and results of operations.

     The Company is increasingly emphasizing its CoreWare product offerings and methodology. The Company believes that this strategy presents new business opportunities for which the Company believes it presently has a competitive advantage. Although there may be other companies that offer similar types of products and related services, the Company believes it currently offers different, and generally more complete, capabilities than those companies. As the market for the CoreWare approach grows, the Company expects alternative solutions to be offered by its competitors and that competition will intensify. There can be no assurance that the Company's CoreWare product approach will continue to receive market acceptance, that a competitor's approach will not achieve greater acceptance or that as competition intensifies, the Company's future operating results will not be adversely impacted. Important competitive factors will include the content, quantity and quality of CoreWare library elements available, the quality of process technology, the ability of a company to offer its customers systems-level expertise and the ability of a customer to customize and differentiate its product. There can be no assurance that the Company will be able to compete favorably in these areas.

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

     The Company's research and development emphasizes the development of new advanced products, improvements in process technologies, enhancements of design automation software capabilities, and cost reduction of existing products. During 1996, 1995 and 1994, the Company expended $184,452,000, $123,892,000 and
$98,978,000, respectively, on its research and development activities. The Company expects to continue to make significant investments in research and development activities and believes such investments are critical to its ability to continue to compete with other ASIC manufacturers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" at page 11 of the Company's 1996 Annual Report to Stockholders, incorporated herein by reference.

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

     As is typical in the semiconductor industry, the Company has from time to time received, and may in the future receive, communications from other parties asserting patent rights, mask work rights, copyrights, trademark rights or other intellectual property rights that such other parties allege cover certain of the Company's products, processes, technologies or information. Several such assertions relating to patents are in various stages of evaluation. The Company is considering whether to seek licenses with respect to certain of these claims. Litigation has arisen with respect to one of these assertions. See "Legal Proceedings." Based on industry practice, the Company believes that licenses or other rights, if necessary, could be obtained on commercially reasonable terms. Nevertheless, no assurance can be given that licenses can be obtained, or if obtained will be on acceptable terms or that litigation or other administrative proceedings will not occur. The inability to obtain licenses or other rights or to obtain such licenses or rights on favorable terms or litigation arising out of such other parties' assertions could have a material adverse effect on the Company's future operating results.

     The Company has also entered into certain license agreements which generally provide for the non-exclusive licensing of design and product manufacturing rights and for cross-licensing of future improvements developed by either party.

ENVIRONMENTAL REGULATION

     Federal, state and local regulations impose various environmental controls on the use and discharge of certain chemicals and gases used in semiconductor processing. The Company's facilities have been designed to comply with these regulations, and the Company believes that its activities conform to present environmental regulations. However, increasing public attention has been focused on the environmental impact of electronics and semiconductor manufacturing operations. While the Company to date has not experienced any materially adverse effects on its business from environmental regulations, there can be no assurance that such regulations will not be amended so as to impose expensive obligations on the Company. In addition, violations of environmental regulations or unpermitted discharges of hazardous substances could result in the necessity for additional capital improvements to comply with such regulations or to restrict discharges, liability to Company employees and/or third parties, and business interruptions as a consequence of permit suspensions or revocations or as a consequence of the granting of injunctions requested by governmental agencies or private parties.

EMPLOYEES

     At December 31, 1996, the Company and its subsidiaries had approximately 3,912 employees, including approximately 511 in field marketing and sales, approximately 528 in product marketing and support, approximately 904 in engineering and research and development activities, approximately 1,596 in manufacturing and approximately 373 in executive and administrative activities.

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

     Manufacturing Risks. Disruption of operations at any of the Company's primary manufacturing facilities, particularly the Company's Japanese facilities, or any of its subcontractors for any reason, including work stoppages, fire, earthquake or other natural disasters, would cause delays in shipments of the Company's products. There can be no assurance that alternate capacity, particularly wafer production capacity, would be available on a timely basis or at all, or that if available, it could be obtained on favorable terms, thereby potentially resulting in a loss of customers. A disruption of operations for these or other reasons could adversely affect the Company's operating results. The Company generally does not have long-term volume production contracts with its customers. Whether any specific ASIC design will result in volume production orders and, if so, the quantities included in any such orders, are factors beyond the control of the Company. Insufficient orders will result in underutilization of the Company's manufacturing facilities which would adversely impact the Company's operating results.

     Capital Needs. The semiconductor industry is capital intensive. In order to remain competitive, the Company must continue to make significant investments in new facilities and capital equipment. The Company expects 1997 capital expenditures to be approximately $475,000,000, and expects significant capital expenditures in subsequent years, as well. The Company believes that existing liquid resources and funds generated from operations combined with its ability to borrow funds will be adequate to meet its operating and capital requirements and obligations through the foreseeable future. The Company believes that its level of financial resources is an important competitive factor in its industry. Accordingly, the Company may from time to time seek additional equity or debt financing. However, there can be no assurance that such additional financing will be available when needed or, if available, will be on favorable terms. Any future equity financing will decrease existing stockholders' percentage equity ownership and may, depending on the price at which the equity is sold, result in dilution. In addition, the level of capital expenditures necessary to enable the Company to remain competitive result in a relatively high level of fixed costs. If demand for the Company's products does not absorb the additional capacity, the increase in fixed costs and operating expenses related to increases in production capacity may materially and adversely affect the Company's results of operations and financial condition.

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

     Competition. The semiconductor industry in general and the markets in which the Company competes in particular are intensely competitive, exhibiting both rapid technological changes and continued price erosion. The Company's competitors include many large domestic and foreign companies which have substantially greater financial, technical and management resources than the Company, as well as emerging companies attempting to sell products to specialized markets such as those addressed by the Company. Several major diversified electronics companies, including Mitsubishi Corporation, Toshiba Corporation, NEC Corporation and SGS Thompson, Inc. and a number of United States semiconductor manufacturers, including Lucent Technologies, Inc. (formerly known as AT&T), IBM Corporation and Texas Instruments, Inc., offer ASIC products and/or other products which are competitive to the product lines of the Company. In addition, the Company faces competition from some companies whose strategy is to provide a portion of the products and services which the Company offers. For example, these competitors may offer semiconductor design services, may license design tools, and/or may provide support for obtaining products at an independent foundry. In addition, there can be no assurance that certain large customers, some of whom have licensed elements of the Company's process and product technologies, will not develop internal design and production operations to produce their own ASICs. There can be no assurance that the Company will be able to continue to compete effectively with its existing or new competitors.

     Currency Risks. In countries in which the Company is conducting business in a local currency, currency exchange fluctuations could adversely affect the Company's revenues and costs. A substantial portion of the costs of the Company's manufacturing operations are denominated in Japanese yen. In addition, the Company purchases a substantial portion of its raw materials and equipment from foreign suppliers and incurs labor costs in foreign locations. A portion of these transactions are denominated in currencies other than in U.S. dollars, principally in Japanese yen. The Company also has borrowings and operating lease obligations denominated in yen, which totaled approximately 31 billion yen (approximately $270 million) at December 31, 1996. Such transactions and borrowings expose the Company to exchange rate fluctuations for the period of time from inception of the transaction until it is settled. In recent years, the yen has fluctuated substantially against the U.S. dollar. However, the Company has entered and will from time to time enter into hedging transactions in order to minimize exposure to currency rate fluctuations. There can be no assurance that such hedging transactions will minimize exposure to currency rate fluctuations or that fluctuations in currency exchange rates in the future will not have an adverse impact on the Company's results of operations. In addition, there can be no assurance that inflation rates in countries where the Company conducts operations will not adversely affect the Company's operating results in the future.

     Customer Concentration. As a result of the Company's strategy to direct its marketing and selling efforts toward selected customers, the Company expects that it will become increasingly dependent on a limited number of customers for a substantial portion of its revenues. During 1996, approximately 53% of the Company's net revenues were derived from sales to its top ten customers. Loss of new product design wins or cancellation of business from any of these major customers, significant changes in scheduled deliveries to any of these customers or decreases in the prices of products sold to any of these customers could materially adversely affect the Company's results of operations.

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

     Cyclical Nature of the Semiconductor Industry. The semiconductor industry is characterized by rapid technological change, rapid product obsolescence and price erosion, and wide fluctuations in product supply and demand. From time to time the industry also has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles (of both the semiconductor companies and their customers) and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity and subsequent accelerated erosion of average selling prices, and in some cases, have lasted for more than a year. The Company may experience substantial period-to-period fluctuations in future operating results due to general industry conditions or events occurring in the general economy, and the Company's business could be materially and adversely affected by a significant industry-wide downturn. The semiconductor industry also has been characterized by periods of rapid expansion of production capacity. Even if customers' aggregate demand might not decline, the availability of additional capacity can adversely impact pricing levels, which can also depress revenue levels. Also, during such periods, customers benefiting from shorter lead times may delay some purchases into future periods. There can be no assurance that the Company will not experience such downturns in the future, which could have a material adverse effect on the Company's future operating results.

ITEM 2. PROPERTIES

     The following table sets forth certain information concerning the Company's principal facilities.

  PRINCIPAL LOCATIONS

 NO. OF                                LEASED/
BUILDINGS          LOCATION         OWNED SQ. FT.      TOTAL                   USE
---------     ------------------    -------------     -------     -----------------------------
    7         Milpitas, CA            Leased          609,410     Corporate Offices,
                                                                  Administration, Engineering
    1         Fremont, CA             Leased           74,000     Manufacturing
    1         Fremont, CA             Owned            65,000     Manufacturing
    2         Santa Clara, CA         Leased           83,290     Research and Development
    1         Fremont, CA             Leased           39,246     Logistics
    3         Gresham, OR             Owned           532,400     Executive Office,
                                                                  Engineering, Manufacturing
    1         Bracknell,              Leased           18,000     Executive Offices, Design
              United Kingdom                                      Center, Sales
    1         Tokyo, Japan            Leased           24,263     Executive Offices, Design
                                                                  Center, Sales
    5         Tsukuba, Japan          Owned           334,541     Executive Offices,
                                                                  Manufacturing
    1         Etobicoke, Canada       Leased           14,005     Executive Offices, Design
                                                                  Center, Sales
    1         Tsuen Wan,              Owned            26,000     Manufacturing Control,
              Hong Kong                                           Assembly & Test

     The Company maintains leased regional office space for its field sales, marketing and design center offices at the locations described below. In addition, the Company maintains design centers at various distributor locations.

                     UNITED STATES                       INTERNATIONAL
            --------------------------------    --------------------------------
            Atlanta, GA                         Etobicoke, Ontario, Canada
            Austin, TX                          Kanata, Ontario, Canada
            Beaverton, OR                       Montreal, Quebec, Canada
            Bellevue, WA                        Ballerup, Denmark
            Bethesda, MD                        Paris, France
            Boca Raton, FL                      Munich, Germany
            Boulder, CO                         Stuttgart, Germany
            Bowling Green, KY                   Netanya, Israel
            Carlsbad, CA                        Ramat Hasharon, Israel
            Dallas, TX                          Milan, Italy
            Edison, NJ                          Osaka, Japan
            Houston, TX                         Tokyo, Japan
            Irvine, CA                          Seoul, Korea
            Milpitas, CA                        Singapore
            Minneapolis, MN                     Madrid, Spain
            Mountain View, CA                   Kista, Sweden
            Raleigh, NC                         Taipei, Taiwan
            San Diego, CA                       Bracknell, U.K.
            Schaumburg, IL
            Victor, NY
            Waltham, MA

     Leased facilities described above are subject to operating leases which expire in 1997 through 2022. See Note 11 of Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Stockholders, incorporated herein by reference.

     Although the Company has plans to acquire additional equipment, the Company believes that its existing facilities and equipment are well maintained, in good operating condition and are adequate to meet its current requirements.

ITEM 3. LEGAL PROCEEDINGS

     On July 9, 1990, Texas Instruments Incorporated ("TI") filed a complaint in the United States District Court in Dallas, Texas and with the International Trade Commission ("ITC") against the Company and four other defendants, Analog Devices, Inc., Integrated Device Technology, Inc., VLSI Technology, Inc. and Cypress Semiconductor Corporation. In these complaints, TI alleged that the Company's manufacturing processes relating to device encapsulation in certain types of plastic packages infringed certain of TI's patents.

     The ITC action was finally resolved on appeal in all aspects by the Federal Circuit in 1993. The patents upon which TI based the ITC action expired in 1994.

     In TI's United States District Court action, TI sought damages in an unspecified amount for alleged prior patent infringement. In May 1995, the trial resulted in a verdict against the Company for willful infringement and an award of damages in the amount of approximately $15 million. In July 1995, the District Court granted the Company's motions, holding that the Company had not infringed the patent and setting aside all assessed damages. In July 1996, the United States Court of Appeals for the Federal Circuit (CAFC) affirmed the District Court's post-trial rulings in favor of the Company. In September 1996, the CAFC denied TI's motion for reconsideration en banc. In December 1996, TI petitioned the U.S. Supreme Court for a writ of certiorari, seeking further review of the case. That petition was pending at the time of filing of this Form 10-K Report.

     The Company believes that the probability of a significant loss is remote and has accordingly reallocated its reserves for the damages originally assessed. See Notes 5, 6 and 11 of Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Stockholders. Because both of the patents involved in the litigation have expired, the verdict would have had no effect upon the manufacture or sale of the Company's present or future products. The Company continues to believe that the final outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that this matter will be resolved without the payment of damages and other costs, with the potential for having an adverse effect on the Company.

     During the third quarter of 1995, the Company acquired all the remaining shares which it did not own (45%) of its Canadian subsidiary LSI Logic Corporation of Canada, Inc. Certain former shareholders, representing approximately 800,000 shares, or 3% of the previously outstanding shares, have exercised dissent and appraisal rights. An action is pending in the Court of Queen's Bench of Alberta, Judicial District of Calgary, for the adjudication of claims asserted by such former shareholders under the relevant provisions of the Canada Business Corporations Act. In addition, a separate action was filed by another former shareholder in the Court of Chancery of the State of Delaware in and for New Castle County, seeking an order that the acquisition of shares by the Company be enjoined, certification of a class and damages. Although that case originally was dismissed pursuant to a motion filed by the Company, on appeal to the Supreme Court of Delaware, the order of dismissal was reversed and the case was remanded to the Court of Chancery. While no assurances can be given regarding either the ultimate determination of the Canadian court or the outcome of the action filed in Delaware, the Company believes that the final outcome of the these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference to page 43 of the Company's 1996 Annual Report to Stockholders.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to pages 38 through 39 of the Company's 1996 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to pages 9 through 15 of the Company's 1996 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to pages 16 through 36 of the Company's 1996 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report in that the registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders to be held May 6, 1997, and certain of the information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors required by this Item is incorporated by reference to "ELECTION OF DIRECTORS -- Nominees" in the Company's Proxy Statement.

     The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows:

                                                                                       EMPLOYED
          NAME             AGE                         POSITION                         SINCE
-------------------------  ---     ------------------------------------------------    --------
Wilfred J. Corrigan        59      Chairman and Chief Executive Officer                  1981
Moshe N. Gavrielov         42      Executive Vice President, LSI Logic Products          1988
Cyril F. Hannon            58      Executive Vice President, Worldwide Operations        1984
W. Richard Marz            53      Executive Vice President, Geographic Markets          1995
R. Douglas Norby           61      Executive Vice President and Chief Financial
                                   Officer                                               1996
Lewis C. Wallbridge        53      Vice President, Human Resources                       1984

     Except as set forth below, all of the officers have been associated with the Company in their present position for more than the past five years.

     Moshe N. Gavrielov has been employed with the Company since November 1988. In May 1996, Mr. Gavrielov was named Executive Vice President, LSI Logic Products. From February 1996 until May 1996, Mr. Gavrielov served as Senior VicePresident and General Manager of International Marketing and Sales. From November 1994 until February 1996, Mr. Gavrielov held the position of Senior Vice-

President, General Manager, for the Company's European subsidiary, LSI Logic Europe plc. Mr. Gavrielov was named Vice-President, ASIC Engineering, in January 1991. From January 1991 until December 1991, Mr. Gavrielov was Director, MIPS Engineering.

     In September 1995, W. Richard Marz was named Senior Vice-President, North American Marketing and Sales. From June 1986 until September 1995, Mr. Marz was Vice-President, Sales & Marketing/The Americas, at Advanced Micro Devices, Inc., a semiconductor manufacturer.

     Mr. Norby has served as Executive Vice President and Chief Financial Officer of the Company since November 1996. From September 1993 until November 1996, Mr. Norby served as Senior Vice President and Chief Financial Officer of Mentor Graphics Corporation. From July 1992 until September 1993, Mr. Norby served as President and Chief Executive Officer of Pharmetrix Corporation, a health care company located in Menlo Park, California. Mr Norby served as President and Chief Operating Officer of Lucasfilm, Ltd. from February 1985 until May 1992. Additionally, from 1989 until May 1992, Mr. Norby served as Chairman, President and Chief Executive Officer of LucasArts Entertainment Company, a subsidiary of Lucasfilm, Ltd.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to "EXECUTIVE COMPENSATION" in the Company's Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Report:

     1. Financial Statements. The following Consolidated Financial Statements of LSI Logic Corporation and Report of Independent Accountants are incorporated by reference to the Company's 1996 Annual Report to Stockholders:

                                                                                     PAGE IN
                                                                                  ANNUAL REPORT
                                                                                  -------------
Consolidated Balance Sheets -- As of December 31, 1996 and 1995.................     16
Consolidated Statements of Operations -- For the Three Years Ended December 31,      17
  1996..........................................................................
Consolidated Statement of Stockholders' Equity -- For the Three Years Ended          18
  December 31, 1996.............................................................
Consolidated Statements of Cash Flows--For the Three Years Ended December 31,        19
  1996..........................................................................
Notes to Consolidated Financial Statements......................................    20-36
Report of Independent Accountants...............................................     37

     Effective beginning 1990, the Company changed its fiscal year end from December 31 to the 52 or 53 week period which ends on the Sunday closest to December 31. For presentation purposes, the consolidated financial statements, notes and financial statement schedules will continue to refer to December 31 as the year end. Fiscal 1996 was a 52 week year that ended on December 29, 1996.

     2. Financial Statement Schedules.

     All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     3. Exhibits:

      3.1       Restated Certificate of Incorporation of Registrant.(1)
      3.2       By-laws of Registrant.(2)
      4.3       Preferred Shares Rights Plan dated November 16, 1988.(3)
      4.4       Indenture dated March 23, 1994, between LSI Logic Corporation and The First
                National Bank of Boston, Trustee, covering $143,750,000 principal amount of 5
                1/2% Convertible Subordinated Notes due 2001 (including form of Note).(11)
     10.1       Lease dated March 26, 1981 for 1601 McCarthy Boulevard between the Registrant and McCarthy Industrial Investors.(4)
     10.1A      First Amendment to Lease dated May 1, 1991 to Lease dated March 26, 1981 for
                1601 McCarthy Boulevard between the Registrant and McCarthy Industrial
                Investors.(10)
     10.2       Registrant's 1982 Incentive Stock Option Plan, as amended, and forms of Stock
                Option Agreement.(8)
     10.3       Registrant's Employee Stock Purchase Plan, as amended, and form of
                Subscription Agreement. (13)
     10.6       Series B Preferred Shares Purchase Agreement for 1,395,864 shares of Series B
                Preferred Stock dated as of February 8, 1982.(4)
     10.7       Modification Agreement dated as of February 8, 1982 between the Registrant and holders of its Series A Preferred Stock.(4)
     10.8       Lease Agreement dated November 22, 1983 for 48580 Kato Road, Fremont,
                California between the Registrant and Bankamerica Realty Investors.(5)
     10.24      Registrant's 1986 Directors' Stock Option Plan and forms of Stock Option
                Agreements.(6)
     10.29      Form of Indemnification Agreement entered and to be entered into between
                Registrant and its officers, directors and certain key employees.(7)
     10.35      LSI Logic Corporation 1991 Equity Incentive Plan.(13)
     10.36      Lease Agreement dated February 28, 1991 for 765 Sycamore Drive, Milpitas,
                California between the Registrant and the Prudential Insurance Company of
                America.(9)
     10.37      Stock Purchase Agreement dated as of January 20, 1995; Promissory Note dated
                January 26, 1995; Note Purchase Agreement dated as of January 26, 1995 in connection with the Company's purchase of the minority interest in one of its
                Japanese subsidiaries.(12)
     10.38      1995 Director Option Plan.(13)
     10.39      Y25,000,000,000 Floating Rate Guaranteed Credit Facility dated as of December
                27, 1995; Guaranty dated as of December 27, 1995(13);
     10.39A     First Amendment to Y25,000,000,000 Floating Rate Guaranteed Credit Facility
                dated December 24, 1996; Amended and Restated Guaranty dated as of December
                30, 1996.

     10.40      LSI Logic Corporation International Employee Stock Purchase Plan.(14)
     10.41      $300,000,000 Credit Agreement dated as of December 20, 1996 with ABN AMRO
                Bank, N.V.
     11.1       Statement Re: Computation of Earnings Per Share.
     13.1       Annual Report to Stockholders for the year ended December 31, 1996 (to be deemed filed only to the extent required by the instructions for Reports on
                Form 10-K).
     21.1       List of Subsidiaries.
     22.1       Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders (15).
     23.1       Consent of Independent Accountants (see page 21).
     24.1       Power of Attorney (included on page 20).
     27.1       Financial Data Schedule.

---------------

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

 (5) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1983.

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

(11) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 3, 1994.

(12) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended January 1, 1995.

(13) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(14) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (No. 333-12887) which became effective September 27, 1996.

(15) Incorporated by reference to the Registrant's Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, filed March 25, 1997.

     (b) Reports on Form 8-K.

     None

TRADEMARK ACKNOWLEDGMENTS

     - The LSI Logic logo is a registered trademark of the Company. CoreWare and Embedded Array are also registered trademarks of the Company.

     - ATMizer, MiniRISC, TinyRISC, Scenario, Integra, G10 and G11 are trademarks of the Company.

     - All other brand names or trademarks appearing in the Form 10-K are the property of their respective owners.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LSI LOGIC CORPORATION

                                          By:     /s/ WILFRED J. CORRIGAN
                                            ------------------------------------
                                                    Wilfred J. Corrigan
                                            Chairman and Chief Executive Officer

Dated: March 25, 1997

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

                  SIGNATURE                                 TITLE                    DATE
---------------------------------------------  -------------------------------
           /s/ WILFRED J. CORRIGAN             Chairman of the Board and Chief  March 25, 1997
---------------------------------------------   Executive Officer (Principal
            (Wilfred J. Corrigan)                    Executive Officer)

            /s/ R. DOUGLAS NORBY                Executive Vice President and    March 25, 1997
---------------------------------------------      Chief Financial Officer
             (R. Douglas Norby)                 (Principal Financial Officer
                                                  and Principal Accounting
                                                     Officer); Director

                /s/ T.Z. CHU                              Director              March 25, 1997
---------------------------------------------
                 (T.Z. Chu)

            /s/ MALCOLM R. CURRIE                         Director              March 25, 1997
---------------------------------------------
             (Malcolm R. Currie)

             /s/ JAMES H. KEYES                           Director              March 25, 1997
---------------------------------------------
              (James H. Keyes)

                                                                    EXHIBIT 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 2-86474, No. 2-91907, No. 2-98732, No. 33-6188, No.
33-6203, No. 33-13265, No. 33-17720, No. 33-30385, No. 33-30386, No. 33-36249,
No. 33-41999, No. 33-42000, No. 33-53054, No. 33-66548, No. 33-66546, No.
33-55631, No. 33-55633, No. 33-55697, No. 33-59981, No. 33-59985, No. 33-59987,
No. 333-12887) of LSI Logic Corporation of our report dated January 16, 1997 (except for Note 12 for which the date is February 21, 1997) appearing on page 37 of the Annual Report to Stockholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page S-2 of this Form 10-K.

PRICE WATERHOUSE LLP

San Jose, California
March 24, 1997

                                 EXHIBIT INDEX

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
  NO.                                     DESCRIPTION                                    PAGE
-------     -----------------------------------------------------------------------  ------------
  3.1       Restated Certificate of Incorporation of Registrant(1).................
  3.2       By-laws of Registrant(2)...............................................
  4.3       Preferred Shares Rights Plan dated November 16, 1988(3)................
  4.4       Indenture dated March 23, 1994, between LSI Logic Corporation and The
            First National Bank of Boston, Trustee, covering $143,750,000 principal amount of 5 1/2% Convertible Subordinated Notes due 2001 (including form of Note)(11)......................................................
 10.1       Lease dated March 26, 1981 for 1601 McCarthy Boulevard between the
            Registrant and McCarthy Industrial Investors(4)........................
 10.1A      First Amendment to Lease dated May 1, 1991 to Lease dated March 26,
            1981 for 1601 McCarthy Boulevard between the Registrant and McCarthy
            Industrial Investors(10)...............................................
 10.2       Registrant's 1982 Incentive Stock Option Plan, as amended, and forms of
            Stock Option Agreement(8)..............................................
 10.3       Registrant's Employee Stock Purchase Plan, as amended, and form of
            Subscription Agreement(13).............................................
 10.6       Series B Preferred Shares Purchase Agreement for 1,395,864 shares of
            Series B Preferred Stock dated as of February 8, 1982(4)...............
 10.7       Modification Agreement dated as of February 8, 1982 between the
            Registrant and holders of its Series A Preferred Stock(4)..............
 10.8       Lease Agreement dated November 22, 1983 for 48580 Kato Road, Fremont,
            California between the Registrant and Bankamerica Realty
            Investors(5)...........................................................
 10.24      Registrant's 1986 Directors' Stock Option Plan and forms of Stock
            Option Agreements(6)...................................................
 10.29      Form of Indemnification Agreement entered and to be entered into between Registrant and its officers, directors and certain key employees(7)...........................................................
 10.35      LSI Logic Corporation 1991 Equity Incentive Plan(13)...................
 10.36      Lease Agreement dated February 28, 1991 for 765 Sycamore Drive,
            Milpitas, California between the Registrant and the Prudential
            Insurance Company of America(9)........................................
 10.37      Stock Purchase Agreement dated as of January 20, 1995; Promissory Note dated January 26, 1995; Note Purchase Agreement dated as of January 26,
            1995 in connection with the Company's purchase of the minority interest in one of its Japanese subsidiaries(12)................................
 10.38      1995 Director Option Plan(13)..........................................
 10.39      Y25,000,000,000 Floating Rate Guaranteed Credit Facility dated as of
            December 27, 1995; Guaranty dated as of December 27, 1995(13)..........
 10.39A     First Amendment to Y25,000,000,000 Floating Rate Guaranteed Credit
            Facility dated December 24, 1996; Amended and Restated Guaranty dated as of December 30, 1996................................................
 10.40      LSI Logic Corporation International Employee Stock Purchase Plan(14)...
 10.41      $300,000,000 Credit Agreement dated as of December 20, 1996 with ABN
            AMRO Bank, N.V. .......................................................
 11.1       Statement Re: Computation of Earnings Per Share........................

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
  NO.                                     DESCRIPTION                                    PAGE
-------     -----------------------------------------------------------------------  ------------
 13.1       Annual Report to Stockholders for the year ended December 31, 1996 (to be deemed filed only to the extent required by the instructions for
            Reports on Form 10-K)..................................................
 21.1       List of Subsidiaries...................................................
 23.1       Consent of Independent Accountants (see page 21).......................
 24.1       Power of Attorney (included on page 20)................................
 27.1       Financial Data Schedule................................................

---------------

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

 (5) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1983.

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

(11) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 3, 1994.

(12) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended January 1, 1995.

(13) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(14) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (No. 333-12887) which became effective September 27, 1996.