Form 10-Q
period 1997-03-31
LSI LOGIC CORP
filed 1997-05-06
CIK 703360

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              Form 10-Q


(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarter Ended March 30, 1997

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


As of April 25, 1997 there were 141,539,089 shares of registrant's Common Stock, $.01 par value, outstanding.

                          LSI LOGIC CORPORATION
                                Form 10-Q
                  FOR THE QUARTER ENDED MARCH 30, 1997

                                  INDEX



                                                                    Page
                                                                     No.

PART I  Financial Information

Item 1    Financial Statements

          Consolidated Condensed Balance Sheets - March 31, 1997
             and December 31, 1996                                      3

          Consolidated Condensed Statements of Operations - Three-
             Month Periods Ended March 31, 1997 and 1996                4

          Consolidated Condensed Statements of Cash Flows - Three-
             Month Periods Ended March 31, 1997 and 1996                5

          Notes to Consolidated Condensed Financial Statements          6

Item 2    Management's Discussion and Analysis of Results of
             Operations and Financial Condition                         9



PART II   Other Information

Item 1    Legal Proceedings                                            13

Item 6    Exhibits and Reports on Form 8-K                             13

                                 PART I
Item 1.  Financial Statements

                         LSI LOGIC CORPORATION
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                (In thousands, except per share amount)
                             (Unaudited)

                                                           March 31,    December 31,
                                                             1997          1996
ASSETS
Cash and cash equivalents                                 $   214,377   $   147,059
Short-term investments                                        544,210       570,223
Accounts receivable, less allowance for
  doubtful accounts of $3,961 and $3,116                      185,628       184,977
Inventories                                                    80,723        90,410
Other current assets                                           69,508        58,385
                                                          -----------   -----------
      Total current assets                                  1,094,446     1,051,054
Property and equipment, net                                   803,424       811,659
Other assets                                                   93,367        90,001
                                                          -----------   -----------
      Total assets                                        $ 1,991,237   $ 1,952,714
                                                          ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                          $   134,139   $   104,109
Accrued salaries, wages and benefits                           35,509        26,000
Other accrued liabilities                                      47,741        67,921
Income taxes payable                                           79,999        77,696
Current portion of long-term obligations
  and short-term borrowings                                    46,776        69,612
                                                          -----------   -----------
     Total current liabilities                                344,164       345,338
                                                          -----------   -----------
Long-term obligations                                         159,572       281,136
                                                          -----------   -----------
Deferred income taxes                                           8,351         4,907
                                                          -----------   -----------
Minority interest in subsidiaries                               4,914         5,114
                                                          -----------   -----------
Commitments and contingencies                                      -             -
                                                          -----------   -----------
Stockholders' equity:
  Preferred shares; 2,000 shares authorized                        -             -
  Common stock; $.01 par value; 250,000 shares
     authorized; 141,142 and 129,006 shares outstanding         1,411         1,290
  Additional paid-in capital                                  981,153       837,151
  Retained earnings                                           490,781       452,374
  Cumulative translation adjustment                               891        25,404
                                                          -----------   -----------
       Total stockholders' equity                           1,474,236     1,316,219
                                                          -----------   -----------
       Total liabilities and stockholders' equity         $ 1,991,237   $ 1,952,714
                                                          ===========   ===========


See accompanying notes to unaudited consolidated condensed financial statements.

                         LSI LOGIC CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (In thousands, except per share amounts)
                              (Unaudited)


                                                            Three Months Ended
                                                                  March 31,
                                                               1997          1996
Revenues                                                   $  308,388    $  311,352

Costs and expenses:
  Cost of revenues                                            164,120       176,849
  Research and development                                     50,384        40,945
  Selling, general and administrative                          45,058        41,185
                                                           ----------    ----------
      Total costs and expenses                                259,562       258,979
                                                           ----------    ----------
Income from operations                                         48,826        52,373

Interest expense                                               (1,497)       (3,208)
Interest income and other                                       6,087         9,627
                                                           ----------    ----------
Income before income taxes                                     53,416        58,792
Provision for income taxes                                     15,009        16,508
                                                           ----------    ----------
Net income                                                 $   38,407    $   42,284
                                                           ==========    ==========
Net income per share:
   Primary                                                 $     0.29    $     0.32
                                                           ==========    ==========
   Fully diluted                                           $     0.28    $     0.31
                                                           ==========    ==========

Common share and common share equivalents
  used in computing per share amounts:
   Primary                                                    132,789       131,774
                                                           ==========    ==========
   Fully diluted                                              143,933       143,509
                                                           ==========    ==========

See accompanying notes to unaudited consolidated condensed financial statements.

                          LSI LOGIC CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)

                                                               Three Months Ended
                                                                   March 31,

                                                               1997         1996
Operating activities:
Net income                                                 $   38,407    $   42,284
Adjustments:
 Depreciation and amortization                                 39,649        33,310
 Minority interest in net income of subsidiaries                  185           149
 Change in:
   Accounts receivable                                         (5,888)        3,429
   Inventories                                                  7,094        12,736
   Other assets                                                (9,553)        3,904
   Accounts payable                                            32,659        (6,372)
   Accrued and other liabilities                                3,582         1,421
   Accrued restructuring costs                                     -           (134)
                                                           ----------    ----------
Net cash provided by operating activities                     106,135        90,727

Investing activities:
 Purchases of debt and equity securities                     (252,544)     (290,446)
 Maturities and sales of debt and equity securities           278,283       256,746
 Purchase of restricted equity securities                      (4,395)       (6,252)
 Purchases of property and equipment, net of retirements
   and refinancings                                           (71,565)      (85,415)
 Acquisition of stock from minority interest holders               -           (664)
                                                           ----------    ----------
Net cash used for investing activities                        (50,221)     (126,031)

Financing activities:
 Proceeds from borrowings                                      34,193        78,176
 Repayment of debt obligations                                (20,308)      (45,920)
 Issuance of common stock                                       2,414         6,447
 Repurchase of common stock                                        -        (27,241)
                                                           ----------    ----------
Net cash provided by financing activities                      16,299        11,462

Effect of exchange rate changes on cash and cash
 equivalents                                                   (4,895)       (2,550)
                                                           ----------    -----------
Increase (decrease) in cash and cash equivalents               67,318       (26,392)

Cash and cash equivalents at beginning of period              147,059       172,780
                                                           ----------    ----------
Cash and cash equivalents at end of period                 $  214,377    $  146,388
                                                           ==========    ==========

See accompanying notes to unaudited consolidated condensed financial statements.

                       LSI LOGIC CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (Unaudited)


Note 1 - in the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

For financial reporting purposes, the Company reports on a 13 or 14 week quarter and a 52 or 53 week year ending on the Sunday closest to December 31. For presentation purposes, the unaudited consolidated condensed financial statements refer to the quarter's calendar month end for convenience. The results of operations for the quarter ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

One customer represented 20% of the Company's consolidated revenue during the first quarter of 1997.


Note 2 - Cash equivalents and short-term investments at March 31, 1997, consisted primarily of U.S. and foreign corporate debt securities, commercial paper, U.S. government and agency securities, auction rate preferred stock, and time deposits. Cash equivalents and short-term investments held at March 31, 1997 and at December 31, 1996 approximate fair market value. As of March 31, 1997, contractual maturities of available-for-sale securities were $469 million and $75 million maturing within one year and between one to five years, respectively. The Company currently does not actively trade securities. Realized gains and losses are based on book value of specific securities sold and were not material during the quarters ended March 31, 1997 and 1996.


Note 3 - The Company has foreign subsidiaries which operate and sell the Company's products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates and interest rates. The Company utilizes various hedge instruments, primarily forward exchange, currency swap, interest rate swap and currency option contracts, to manage its exposure associated with firm intercompany and third-party transactions and net asset and liability positions denominated in non-functional currencies. The Company does not speculate in these financial instruments for profit on exchange rate price fluctuations.

As of March 31, 1997, the Company has several interest rate swap contracts outstanding which convert the interest associated with 22.25 billion yen ($180 million) of borrowings by the Company's Japanese manufacturing subsidiary from adjustable to fixed rates (ranging from 2.65% to 3.24%). The interest rate swaps cover payments to be made under term borrowings through 2001.



The following table summarizes by major currency the forward exchange and currency swap contracts outstanding (in thousands). The "buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the "sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies. Foreign currency amounts are translated at rates current at March 31, 1997.

                                            March 31,      December 31,
Buy/(Sell):                                  1997             1996
Japanese Yen                             $    8,083        $    7,337
U.S. Dollar                                  (8,146)           (7,398)

These forward exchange and currency swap contracts are considered identifiable hedges. Realized and unrealized gains and losses are deferred until settlement of the underlying commitments and are recorded in income as part of the purchase or sale transaction when it is recognized, or as other gains or losses when a hedged transaction is no longer expected to occur. Deferred foreign exchange gains and losses were not material at March 31, 1997 and December 31, 1996.


Note 4 -Balance sheet and cash flow information (in thousands):

                                             March 31,       December 31,
                                               1997             1996
Inventories:
Raw materials                              $    21,569       $    19,540
Work-in-process                                 45,605            53,785
Finished goods                                  13,549            17,085
                                           -----------       -----------
    Total                                  $    80,723       $    90,410
                                           ===========       ===========
                                             March 31,         March 31,
                                               1997              1996
Cash Paid for:
Income taxes                               $    22,000       $     7,800
Interest                                         5,500             5,800

During the three month period ended March 31, 1997, the Company capitalized $2.9 million related to preproduction engineering costs for its Gresham, Oregon manufacturing facility.


Note 5 - On February 21, 1997, the Company called for redemption of all of its $144 million, 5 1/2% Convertible Subordinated Notes (Notes). The Notes were convertible to common stock at a price of $12.25 per share. All Notes were converted on March 24, 1997 for 11.7 million shares of common stock.


Note 6 - Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings Per Share (EPS)", was issued in February 1997. Under FAS 128, the Company will be required to disclose basic EPS and diluted EPS for all periods for which an income statement is presented, which will replace disclosure currently being made for primary EPS and fully-diluted EPS. FAS 128 requires adoption for fiscal periods ending after December 15, 1997. Pro forma disclosure of basic EPS and diluted EPS for the current reporting and comparable period in the prior year is as follows:

                                                    Three months ended
                                                        March 31,
                                                    1997         1996
Earnings Per Share:
Basic                                            $   0.30     $   0.33
Diluted                                          $   0.28     $   0.31

Note 7 - During the first quarter of 1997, the Company's Japanese sales affiliate sold approximately $27.3 million of its accounts receivables through non-recourse financing programs with two Japanese banks. These receivables were discounted at short-term Yen borrowing rates (averaging approximately 0.4%) and related fees were not material.


Note 8 - A discussion of certain pending legal proceedings is included in
Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The information provided therein remains unchanged. The Company continues to believe that the final outcome of such matters discussed will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing parties, with the potential for having an adverse effect on the Company's financial position or its results of operations.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


General

The Company believes that its future operating results are and will continue to be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products, price erosion, competitive factors, the availability and extent of utilization of manufacturing capacity, fluctuations in manufacturing yields, the timing of new product introductions, changes in product mix, product obsolescence and the ability to develop and implement new technologies. The Company's operating results could also be impacted by sudden fluctuations in customer requirements, currency exchange rate fluctuations and other economic conditions affecting customer demand and the cost of operations in one or more of the global markets in which the Company does business. As a participant in the semiconductor industry, the Company operates in a technologically advanced, rapidly changing and highly competitive environment. The Company predominately sells custom products to customers operating in a similar environment. Accordingly, changes in the circumstances of the Company's customers may have a greater impact on the Company than if the Company primarily offered standard products that could be sold to many purchasers. While the Company cannot predict what effect these various factors may have on its financial results, the aggregate effect of these and other factors could result in significant volatility in the Company's future performance and stock price. To the extent the Company's performance may not satisfy expectations published by external sources, public reaction could result in a sudden and significantly adverse impact on the market price of the Company's securities, particularly on a short-term basis.

The Company currently has international subsidiaries which operate and sell the Company's products in various global markets. The Company purchases a substantial portion of its raw materials and equipment from foreign suppliers, and incurs labor and other operating costs, particularly at its Japanese manufacturing facility, in foreign currencies. As a result, the Company is exposed to international factors such as changes in foreign currency exchange rates or economic conditions of the respective countries in which the Company operates. The Company utilizes various instruments, primarily forward exchange, currency swap and currency option contracts, to manage exposure associated with firm intercompany and third party transactions and net asset and liability positions denominated in non-functional currencies. At March 31, 1997, the Company had forward exchange contracts outstanding (see Note 3 to the Unaudited Consolidated Condensed Financial Statements). Despite its hedging activities, the Company continues to be exposed to the risks associated with fluctuation of foreign currency exchange rates, particularly the Japanese yen. There can be no assurance that such fluctuation will not cause a material adverse effect on the Company's financial position or results of operations.

The Company's corporate headquarters and manufacturing facilities are located near major earthquake faults. As a result, in the event of a major earthquake the Company could suffer damage which could materially and adversely affect the operating results and financial condition of the Company.

While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information, management recommends that this discussion and analysis be read in conjunction with Management's Discussion and Analysis included in the Company's 1996 Annual Report on Form 10-K for the year ended December 31, 1996.

Statements in this discussion and analysis contain forward looking information and involve known and unknown risks and uncertainties, which may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. In addition to the factors discussed above, such factors may include, but may not necessarily be limited to fluctuations in customer demand, both in timing and volumes, and fluctuations in currency exchange rates. Also, the Company's ability to have available an appropriate amount of production capacity in a timely manner can significantly impact the Company's financial performance. The timing of new technology and product introductions and the risk of early obsolescence are also important factors. Further, the Company operates in an industry sector where securities values are highly volatile and may be influenced by economic and other factors beyond the Company's control. (See additional discussion contained in "Risk Factors", set forth in Part 1 of the Company's report on Form 10-K for the year ended December 31, 1996.)


Results of Operations

Revenues declined $3.0 million or 1% to $308.4 million during the first quarter of 1997 compared to revenues in the same period in 1996. The decline in revenues was primarily due to lower average selling prices when expressed in dollars, partially offset by an increase in the number of units sold. One customer represented 20% of the Company's consolidated revenue during the first quarter of 1997.

Key elements of the statements of operations, expressed as a percentage of revenues, were as follows:

                                                  Three Months Ended
                                                       March 31,
                                                    1997      1996
Gross margin                                       46.8%     43.2%
Research and development expenses                  16.3%     13.2%
Selling, general and administrative expenses       14.6%     13.2%
Income from operations                             15.8%     16.8%

Gross margin increased to 46.8% during the first quarter of 1997 from 43.2% in the same period a year ago. The increase was primarily related to increased manufacturing yields, largely attributable to the installation of chemical mechanical polishing equipment by the Company during the fourth quarter of 1996 and improvement in capacity utilization. Although the average yen exchange rate for the first quarter of 1997 weakened by approximately 14% from the same period in 1996, the effect on gross margin and net income was not material due to the Company's yen denominated sales offsetting a substantial portion of its yen denominated costs and the Company's hedging a significant portion of its remaining yen exposures during these periods. However, there can be no assurance that future changes in the relative strength of the yen or mix of foreign denominated revenues, as well as expenses, will not have a material effect on gross margin or operating results.

The Company's operating environment, combined with the resources required to operate in the semiconductor industry, requires managing a wide variety of factors such as factory and capacity utilization, manufacturing yields, product mix, availability of certain raw materials, terms negotiated with third-party subcontractors and foreign currency exchange rate fluctuations. Gross margin for the first quarter of 1997 may not be indicative of expected results for the remainder of the fiscal year.

The Company is currently constructing a new manufacturing facility in Gresham, Oregon. This new facility is expected to become operational during the first quarter of 1998 to accommodate anticipated future capacity requirements, based on current capacity availability. If demand does not absorb the Company's available capacity at a sufficient rate, or if achieved, such demand is not sustained, the Company's gross margin and operating results could be negatively impacted in future periods.

Research and development (R&D) expenses increased approximately $9.4 million to $50.4 million during the first quarter of 1997 compared to the same period in 1996. The increase in R&D expenses is primarily attributed to increased compensation and staffing levels and expansions of the Company's design centers as the Company continues to develop higher technology sub-micron products and the related manufacturing processes, packaging and design processes. As a percentage of revenues, R&D expenses increased to approximately 16.3% in the first quarter of 1997 compared to 13.2% of the same period of 1996. As the Company continues its commitment to technological leadership in the high performance semiconductor market, it anticipates to continue with an investment rate in R&D of approximately 15% to 17% of revenues throughout the remainder of 1997.

Selling, general and administrative (SG&A) expenses increased $3.9 million to $45.1 million during the first quarter of 1997 compared to the same period in 1996. SG&A expenses increased as a percentage of revenues to 14.6% in the first quarter of 1997 compared to 13.2% for the same period in 1996. The increase in total SG&A expenses was primarily due to increased compensation levels and information technology costs relating to upgrading the Company's business systems and infrastructure. The Company expects that SG&A expenses will increase in absolute dollars although such expenses may fluctuate as a percentage of revenue on a quarterly basis.

Interest expense decreased $1.7 million to $1.5 million during the first quarter of 1997 compared to the same period in 1996. The decrease is primarily attributed to interest capitalized as part of the construction at the new manufacturing facility in Gresham, Oregon.

Interest income and other decreased $3.5 million to $6.1 million during the first quarter of 1997 compared to the same period in 1996. The decrease is primarily attributable to fixed asset disposals.

The Company recorded a provision for income taxes for the first quarter of 1997 with an effective rate of 28%, the same as in the first quarter of 1996. The Company's effective tax rate is lower than the U.S. statutory rate primarily due to the Company's expected earnings mix in its foreign subsidiaries which are taxed at lower rates and anticipated utilization of available tax credits.


Financial Condition and Liquidity

The Company's cash, cash equivalents and short-term investments increased $41.3 million during the first quarter of 1997 to $758.6 million from $717.3 million at the end of 1996. The increase is primarily due to cash provided from operations and net proceeds from short term investment and borrowings, offset partially by purchases of fixed assets. Working capital increased $44.6 million to $750.3 million at March 31, 1997 from $705.7 million at December 31, 1996.

During the first quarter of 1997, the Company generated $106.1 million of cash and cash equivalents from its operating activities compared with $90.7 cash and cash equivalents provided from operating activities during the first quarter of 1996. Cash and cash equivalents used for investing activities during the first quarter of 1997 were $50.2 million compared to $126.0 million during the same period in 1996. The decrease was primarily attributable to a $59.4 million decrease in the net activity of short-term investments and a $13.9 million decrease in the net activity of fixed asset purchases during the first quarter of 1997 compared to the same period in 1996. Cash and cash equivalents provided by financing activities during the first quarter of 1997 were $16.3 million compared to $11.5 million in the first quarter of 1996. The increase is primarily attributed to the fact that the Company did not repurchase common stock during the first quarter of 1997, while the repurchase of common stock during the first quarter of 1996 had utilized $27.2 million. The increase is partially offset by a decrease of $18.3 million in net borrowings during the first quarter of 1997 compared to the same period of 1996.

Net property and equipment was $803.4 million at March 31, 1997, a decrease of $8.3 million compared to $811.7 million at the end of 1996. The decrease was primarily due to $34.8 million of depreciation on fixed assets and $45.0 million due to the effect of translation and assets transferred to operating leases. The decrease was partially offset by $71.6 million of fixed asset purchases (primarily construction costs related to the Company's new wafer fabrication facility in Oregon) net of retirements. Management expects net capital additions (excluding operating leases) to approximate $500 million during 1997.

In December 1996, the Company entered into a credit arrangement with several banks for a $300 million revolving line of credit expiring in December 1999. The agreement allows for borrowings at an adjustable interest rate. Interest payments are due quarterly. The agreement includes financial covenants relating to senior debt ratio, quick ratio, debt service ratio, subordinated debt and tangible net worth. At March 31, 1997, the Company did not have any borrowings outstanding under this credit agreement. In addition, the Company's Japanese manufacturing subsidiary, JSI, has a 25 billion yen credit line arrangement with adjustable interest rates and covenants relating to profitability, tangible net worth, working capital, senior and total debt leverage and subordinated indebtedness. Borrowings under the line of credit are for a term of five years with principle payments due semiannually beginning in July 1997. All borrowings under this credit line have been converted to fixed rates through the use of interest rate swaps (see Note 3 of Notes to Unaudited Consolidated Condensed Financial Statements). As of March 31, 1997, the Company had
22.25 billion yen ($180 million) outstanding under the facility and the Company was in compliance with the covenants. Each of the Company's significant foreign affiliates has lines of credit available for local currency borrowings. These foreign bank lines of credit were not material as of March 31, 1997.

In February 1997, the Company called its $144 million of 5 1/2% Convertible Subordinated Notes (Convertible Notes). The holders of the Convertible Notes elected to convert the Convertible Notes to common stock at a conversion price of $12.25 per share. The conversion resulted in the issuance of 11.7 million shares of common stock. (See Note 5 of Notes to Unaudited Consolidated Condensed Financial Statements).

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

                              Part II


Item 1    Legal Proceedings

Reference is made to Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 for a discussion of certain pending legal proceedings. The information provided at such reference remains unchanged. The Company continues to believe that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing parties, with the potential for having an adverse effect on the Company's financial position or its results of operations.



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



                                            LSI LOGIC CORPORATION
                                                (Registrant)



Date:  May 5, 1997                By   /s/ R. Douglas Norby
                                       R. Douglas Norby
                                       Executive Vice President Finance &
                                       Chief Financial Officer