Form 10-K/A
period 1996-12-31
LSI LOGIC CORP
filed 1997-05-12
CIK 703360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

AMENDMENT NO.1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on March 14, 1997 as reported on the New York Stock Exchange, was approximately $4,274,366,613. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 14, 1997, registrant had 129,390,793 shares of Common Stock outstanding.


This Form 10-K/A is being filed in order to restate Part III, Item 10 of the Registrant's Annual Report on Form 10-K for the year ended
December 31, 1996, previously filed with the Commission.


PART III

Item 10.  Directors and Executive Officers of the Registrant

The information concerning the Company's directors required by this
Item is incorporated by reference to "ELECTION OF DIRECTORS--Nominees" in the Company's Proxy Statement.

The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows:


Name			Age	Position			Employed Since

Wilfred J. Corrigan	59	Chairman and			1981
				Chief Executive
				Officer


Moshe N. Gavrielov	42	Executive Vice President,	1988
				LSI Logic Products



Cyril F. Hannon		58	Executive Vice President, 	1984
				Worldwide Operations

W. Richard Marz		53	Executive Vice President,	1995
				Geographic Markets

R. Douglas Norby	61	Executive Vice President and	1996
				Chief Financial Officer

David E. Sanders	49	Vice President, General 	1986
				Counsel and Secretary

Lewis C. Wallbridge	53	Vice President,			1984
				Human Resources



Except as set forth below, all of the officers have been associated with the Company in their present position for more than the past five years.

Moshe N. Gavrielov has been employed with the Company since November 1988. In May 1996, Mr. Gavrielov was named Executive Vice President, LSI Logic Products. From February 1996 until May 1996, Mr. Gavrielov served as Senior Vice President and General Manager of International Marketing and Sales. From November 1994 until February 1996, Mr. Gavrielov held the position of Senior Vice President, General Manager, for the Company's European subsidiary, LSI Logic Europe plc. Mr. Gavrielov was named Vice President, ASIC Engineering, in January 1991. From January 1991 until December 1991, Mr. Gavrielov was Director, MIPS Engineering.

In September 1995, W. Richard Marz was named Senior Vice President, North American Marketing and Sales. From June 1986 until September 1995, Mr. Marz was Vice President, Sales & Marketing/The Americas, at Advanced Micro Devices, Inc., a semiconductor manufacturer.

Mr. Norby has served as Executive Vice President and Chief Financial Officer of the Company since November 1996. From September 1993 until November 1996, Mr. Norby served as Senior Vice President and Chief Financial Officer of Mentor Graphics Corporation. From July 1992 until September 1993, Mr. Norby served as President and Chief Executive Officer of Pharmetrix Corporation, a health care company located in Menlo Park, California. Mr. Norby served as President and Chief Operating Officer of Lucasfilm, Ltd. from February 1985 until May 1992. Additionally, from 1989 until May 1992, Mr. Norby served as Chairman, President and Chief Executive Officer of LucasArts Entertainment Company, a subsidiary of Lucasfilm, Ltd. Mr. Norby has served as a member of the Board of Directors of the Company since 1993. He also sits on the Board of Directors of Epitope, Inc.




	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


LSI LOGIC CORPORATION

Dated: May 8, 1997			By: ___/s/ DAVID E. SANDERS___________
							David E. Sanders, Esq.
							Vice President, General Counsel
							and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature

Title
Date
/s/ WILFRED J. CORRIGAN
  (Wilfred J. Corrigan)
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

May 8, 1997
/s/ R. DOUGLAS NORBY
  (R. Douglas Norby)
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer); Director

May 8, 1997
/s/   T.Z. CHU
  (T.Z. Chu)

Director
May 8, 1997
/s/  MALCOLM R. CURRIE
  (Malcolm R. Currie)

Director
May 8, 1997

/s/  JAMES H. KEYES
  (James H. Keyes)

Director
May 8, 1997



By  __/s/ DAVID E. SANDERS___________________
	David E. Sanders, Attorney in Fact
4


3