Form 10-Q
period 1997-06-30
LSI LOGIC CORP
filed 1997-08-13
CIK 703360

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q


(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarter Ended June 29, 1997

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


As of August 1, 1997 there were 141,939,241 shares of registrant's Common Stock, $.01 par value, outstanding.



                         LSI LOGIC CORPORATION
                               Form 10-Q
                  FOR THE QUARTER ENDED JUNE 29, 1997

                                 INDEX



                                                                  Page
								   No.

PART I Financial Information

Item 1 Financial Statements

          Consolidated Condensed Balance Sheets - June 30, 1997
		and December 31, 1996                               3

          Consolidated Condensed Statements of Operations -
		Three-Month and  Six-Month Periods Ended
		June 30, 1997 and 1996   			    4

          Consolidated  Condensed Statements of Cash Flows  -
		Six-Month Periods Ended June 30, 1997 and 1996      5

          Notes to Consolidated Condensed Financial Statements	    6

Item 2 Management's Discussion and Analysis of Results of
	  Operations and Financial Condition                       10


PART II   Other Information

Item 1 Legal Proceedings                                    	   14

Item 4 Submission of Matters to a Vote of Security Holders         14

Item 6 Exhibits and Reports on Form 8-K                            15


                                 PART I
Item 1.  Financial Statements

                         LSI LOGIC CORPORATION
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                (In thousands, except per share amount)
                              (Unaudited)
                                               June 30,    December 31,
                                                 1997            1996
ASSETS
Cash and cash equivalents                      $177,035       $147,059
Short-term investments                          558,946        570,223
Accounts receivable, less allowance for
doubtful                                        207,237        184,977
  accounts of $3,154 and $3,116
Inventories                                      94,106         90,410
Other current assets 				 71,071         58,385
    Total current assets                      1,108,395      1,051,054

Property and equipment, net                     921,463        811,659
Other assets                                    103,173         90,001
    Total assets                             $2,133,031     $1,952,714

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                             $  195,338     $  104,109
Accrued salaries, wages and benefits             44,669         26,000
Other accrued liabilities                        49,430         67,921
Income taxes payable                            100,276         77,696
Current portion of long-term obligations and
  short-term borrowings                          50,380         69,612
    Total current liabilities                   440,093        345,338
Long-term obligations                           124,451        281,136
Deferred income taxes                             8,479          4,907
Minority interest in subsidiaries                 5,491          5,114
Commitments and contingencies                         -              -
Stockholders' equity:
  Preferred shares; 2,000 shares authorized           -              -
  Common stock; $.01 par value; 450,000
    shares authorized; 141,913 and 129,006
    shares outstanding       			  1,419          1,290
Additional paid-in capital                      992,251        837,151
Retained earnings                               536,580        452,374
Cumulative translation adjustment                24,267         25,404
    Total stockholders' equity                1,554,571      1,316,219

    Total liabilities and stockholders'      $2,133,031     $1,952,714
  	equity


See accompanying notes to unaudited consolidated condensed financial statements.

                         LSI LOGIC CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (In thousands, except per share amounts)
                              (Unaudited)


                                 Three Months Ended   Six Months Ended
                                     June 30,            June 30,
                                  1997      1996       1997     1996
 Revenues                       $332,004  $325,359  $640,392  $636,711

 Costs and expenses:
   Cost of revenues              168,999   176,454   333,119   353,303
   Research and development       58,068    44,859   108,452    85,804
   Sales, general and
 	administrative            49,274    42,010    94,33     83,195
     Total costs and expenses
                                 276,341   263,323   535,903   522,302

 Income from operations           55,663    62,036   104,489   114,409

 Interest expense                      -    (3,386)   (1,497)   (6,594)
 Interest income and other         7,993     5,996    14,080    15,623

 Income before income taxes       63,656    64,646   117,072   123,438
 Provision for income taxes       17,857    18,150    32,866    34,658

 Net income                     $ 45,799  $ 46,496  $ 84,206  $ 88,780

 Net income per share:
   Primary                      $   0.32  $   0.35  $   0.61  $   0.67
   Fully diluted                $   0.32  $   0.34  $   0.60  $   0.64

 Common share and common share
 equivalents used in computing
 per share amounts:
   Primary                       144,995   131,624   138,979   131,747
   Fully diluted                 144,998   143,359   144,468   143,486



  See accompanying notes to unaudited consolidated condensed financial statements.

                         LSI LOGIC CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (In thousands)
                              (Unaudited)


                                              Six Months Ended
                                                   June 30,
                                               1997           1996
Operating activities:
Net income                                   $  84,206       $ 88,780

Adjustments:
  Depreciation and amortization                 79,558         71,552
  Minority interest in net income of               380            318
subsidiaries
  Changes in:
    Accounts receivable                        (21,232)       (13,881)
    Inventories                                 (3,168)        13,774
    Other assets                               (24,612)         2,278
    Accounts payable                            90,953         (4,969)
    Accrued and other liabilities               32,893         27,680
    Accrued restructuring costs                     -          (1,882)
Net cash provided by operating activities      238,978        183,650
Investing activities:
  Purchases of debt and equity securities     (692,099)      (611,596)
  Maturities and sales of debt and equity      703,526        630,473
	securities
  Purchase of restricted equity securities      (6,681)        (6,252)
  Purchases of property and equipment, net
	of retirements and refinancings       (194,440)      (190,158)
  Acquisition of stock from minority
	interest holders                             -           (664)
Net cash used for investing activities        (189,694)      (178,197)

Financing activities:
  Proceeds from borrowings                      34,193        117,592
  Repayment of debt obligations                (66,509)       (49,919)
  Issuance of common stock                      13,520          9,684
  Repurchase of common stock                         -        (27,241)
Net cash provided by financing activities      (18,796)        50,116

Effect of exchange rate changes on cash and
	cash equivalents                          (512)        (5,561)

Increase in cash and cash equivalents           29,976         50,008

Cash and cash equivalents at beginning of
period                                         147,059        172,780

Cash and cash equivalents at end of period  $  177,035     $  222,788



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

       For financial reporting purposes, the Company reports on a 13 or 14 week quarter and a 52 or 53 week year ending on the Sunday closest to December 31. For presentation purposes, the consolidated financial statements refer to the quarter's calendar month end for convenience. The results of operations for the quarter ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

       One customer represented 23 % and 21% of the Company's consolidated revenue during the second quarter and first half of 1997.


Note 2 - Cash equivalents and short-term investments at June 30, 1997, consisted primarily of U.S. and foreign corporate debt securities, commercial paper,auction rate preferred stock, U.S. and foreign government and agency securities and time
       deposits.   Cash equivalents and short-term investments  held
       at June 30, 1997 and at December 31, 1996 approximate fair market value and it is the Company's intention to hold these investments for one year or less. As of June 30, 1997, contractual maturities of available-for-sale securities were $532 million maturing within one year and $27 million maturing between one to five years. The Company currently
       does  not  actively  trade securities.   Realized  gains  and
       losses are based on book value of specific securities sold and were not material during the quarters ended June 30, 1997 and 1996.


Note 3 - The Company has foreign subsidiaries which operate and sell the Company's products in various global markets.
       As a result, the Company is exposed to changes in foreign currency exchange rates and interest rates. The Company
       utilizes  various hedge   instruments,  primarily  forward
       exchange, currency swap, interest rate swap and currency option contracts, to manage its exposure associated with firm inter-company and third-party transactions and net asset and liability
       positions  denominated  in  non-functional  currencies.   The
       Company does not hold derivative financial instruments for trading purposes.

       As of June 30, 1997, the Company had several interest rate swap contracts outstanding which convert the interest associated with 16.97 billion yen ($148 million) of borrowings by the Company's Japanese manufacturing subsidiary from adjustable to fixed rates (ranging from 2.62% to 2.86%). The interest rate swaps cover payments to be made under term borrowings through 2001. Current period gains and losses associated with the interest rate swaps are included in interest expense, or as other gains and losses at such time related borrowings are terminated.

       Additionally, as of June 30, 1997, a currency forward exchange contract, settling in July 1997 and a currency option contract to buy 12 million pound sterling expiring in September 1997, were outstanding. Both contracts were held to hedge the company's exposure associated with net asset and liability positions denominated in non-functional currencies. Premiums associated with option contracts are amortized over the life of the contracts.

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

                                        June 30,     December 31,
           Buy/(Sell):                    1997          1996
       Japanese Yen                  $  24,260        $  7,337
       U.S. Dollar                      23,950          (7,398)

       The currency swap contracts outstanding as of December 31, 1996 and June 30, 1997 are considered identifiable hedges. Realized and unrealized gains and losses are deferred until settlement of the underlying commitments and are recorded in income as part of the purchase or sale transaction when it is recognized, or as other gains or losses when a hedged transaction is no longer expected to occur. Deferred foreign exchange gains and losses were not material at June 30, 1997 and December 31, 1996.


Note  4 -  Balance sheet and cash  flow information (in thousands):

                                        June 30,        December 31,
                                          1997              1996

        Inventories:
        Raw materials               $   21,380        $   19,540
        Work-in-process                 53,269            53,785
        Finished Goods                  19,457            17,085
           Total                    $   94,106        $   90,410

                                        June 30,          June 30,
                                          1997              1996

        Cash Paid for:
        Income taxes                $   13,200        $   11,700
        Interest                         6,700             7,900

       During the six month period ended June 30, 1997, the Company capitalized $10.8 million related to the preproduction engineering costs for its Gresham, Oregon manufacturing facility. Additionally, during the six-month period ended June 30, 1997, the Company capitalized $12.1 million for development and implementation of software for internal use which are included in other noncurrent assets.


Note 5 - Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings Per Share (EPS)", was issued in
       February 1997. Under FAS 128, the Company is required to disclose basic EPS and diluted EPS for all periods for which an income statement is presented. This will replace the disclosure currently being made for primary EPS and fully-diluted EPS. FAS 128 requires adoption for fiscal periods ending after December 15, 1997. Pro forma disclosure of basic EPS and diluted EPS for the current reporting and comparable period in the prior year is as follows:


                            Three months ended       Six months ended
                            	June 30,      		June 30,
      Earnings Per Share   	1997     1996          1996    1997

      Basic                   $0.32    $ 0.36         $ 0.65  $ 0.69

      Diluted                 $0.32    $ 0.34         $ 0.60  $ 0.64

       In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income", and Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information". The adoption of the both statements are required for fiscal years beginning after December 15, 1997. Under FAS 130, the Company is required to report in the financial statements, in addition to net income, comprehensive income including, as applicable, foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company expects that the effect of adoption of FAS 130 on the financial statements will be primarily from foreign currency translation adjustments. FAS 131 requires that the Company report separately, in the financial statements, certain financial and descriptive information about operating segments. This includes a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. Additionally, the Company is required to report information about the revenues derived from its products and services groups, about geographic areas in which the Company earns revenues and holds assets, and about major customers. The adoption of FAS 131 will not have any impact on the Company's financial statements.


Note 6 - During the first half of 1997, the Company's Japanese sales affiliate sold approximately $75.7 million of its accounts receivables through non-recourse financing programs with two Japanese banks. These receivables were discounted at short-term Yen borrowing rates (averaging approximately 0.4%) and related fees were not material.


Note 7 - A discussion of certain pending legal proceedings is included in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (1996 10-K). As indicated therein, Texas Instruments (TI) filed an appeal in the United States Court of Appeals for the Federal Circuit
       (CAFC) challenging the United States District Court that the Company's encapsulation process did not infringe the TI patents. In July, 1996, the CAFC issued its decision affirming the U.S.
       District  Court's  holding  in  favor  of  the  Company.   In
       September,   1996,   the   CAFC  denied   TI's   motion   for
       reconsideration en banc. In December, 1996, TI petitioned the U.S. Supreme Court for a writ of certiorari, seeking further review of the case. The petition was denied in May, 1997.

       The information provided in the Company's 1996 10-K regarding other matters remains unchanged. The Company continues  to believe that the final outcome of such  matters discussed  will  not have a material adverse  effect  on  the
       Company's consolidated financial position or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing parties, with the potential for having an adverse effect on the Company's financial position or its results of operations.

       Certain additional claims and litigation against the Company have also arisen in the normal course of business. The Company believes that it is unlikely that the outcome of these claims and lawsuits will have a materially adverse effect on the Company's consolidated financial position or results of operations.


Note 8 - After the end of the second quarter, on July 22, 1997, the Company acquired all issued and outstanding shares of common stock of Mint Technology, Inc. (Mint). Mint provides engineering consulting services on a contract basis to help customers ensure timely and cost-effective completion of their design programs. Mint's consulting services specialize in the architectural specification, implementation and test of complex application specific integrated circuits and field programmable gate arrays based system designs. The acquisition will be accounted for as a purchase. The acquisition price consists of $9.5 million in cash and options to purchase approximately 700,000 shares of common stock with intrinsic value of $12.7 million. The intrinsic value will be included in goodwill or charged to expense over the vesting period of the options. Approximately $2.9 million of the purchase price will be allocated to in-process research and development and charged to the Company's operations during the third quarter. Total goodwill recorded as part of the acquisition is $5.6 million and will be amortized over four years. Pro forma results of operations have not been presented as the amounts would not significantly differ from the Company's historical results.


Note 9 - On July 28, 1997, the Company announced that heCompany's Board of Directors approved an action which authorizes management to acquire up to 5 million shares of its common stock in the open market from time to time.





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

The Company currently has international subsidiaries which operate and sell the Company's products in various global markets. The
Company purchases a substantial portion of its raw materials and equipment from foreign suppliers, and incurs labor and other operating costs, particularly at its Japanese manufacturing facility, in foreign currencies. As a result, the Company is exposed to international factors such as changes in foreign currency exchange rates or economic conditions of the respective countries in which the Company operates. The Company utilizes various instruments, primarily forward exchange, currency swap and currency option contracts, to manage exposure associated with firm intercompany and third party transactions and net asset and liability positions denominated in non-functional currencies. At June, 1997, the Company had currency forward exchange and currency option contracts outstanding (see Note 3 to the Unaudited Consolidated Condensed Financial Statements). Despite its hedging activities, the Company continues to be exposed to the risks associated with fluctuation of foreign currency exchange rates, particularly the Japanese yen. There can be no assurance that such fluctuation will not cause a material adverse effect on the Company=s financial position or results of operations.

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


Results of Operations

Revenues for the second quarter and first half of 1997 increased 2.0% and 0.6% to $332.0 million and $640.4 million, respectively, as compared to the same periods in 1996. The increase in revenues was primarily due to increased demand for the Company's products for consumer product applications, partially offset by lower average selling prices when expressed in dollars. One customer represented 23% and 21% of the Company's consolidated revenues during the second quarter and first half of 1997.

Key elements of the statements of operations, expressed as a percentage of revenues, were as follows:

                               	Three Months Ended Six Months Ended
                                       June 30,       June 30,
                                    1997    1996    1997    1996
Gross margin                        49.1%   45.8%   48.0%   44.5%
Research and development expenses   17.5%   13.8%   16.9%   13.5%
Selling, general and                14.8%   12.9%   14.7%   13.1%
   administrative expenses
Income from operations              16.8%   19.1%   16.3%  18.0%

Gross margin increased to 49.1% and 48.0% during the second quarter and first half of 1997, respectively, from 45.8% and 44.5% in the same periods a year ago. The increase was primarily related to increased manufacturing yields, largely attributable to the installation of chemical mechanical polishing equipment by the Company during the fourth quarter of 1996 and improvement in capacity utilization. Although the average yen exchange rate for the first half of 1997 weakened by approximately 10% from the same period in 1996, the effect on gross margin and net income was not material due to the Company's yen denominated sales offsetting a substantial portion of its yen denominated costs and the Company's hedging a portion of its remaining yen exposures during these periods. However, there can be no assurance that future changes in the relative strength of the yen or mix of foreign denominated revenues, as well as expenses, will not have a material effect on gross margin or operating results.

The Company's operating environment, combined with the resources required to operate in the semiconductor industry, requires managing a wide variety of factors such as factory and capacity utilization, manufacturing yields, product mix, availability of certain raw materials, terms negotiated with third-party subcontractors and foreign currency exchange rate fluctuations. Gross margin for the first two quarters of 1997 may not be indicative of expected results for the remainder of the fiscal year.

The Company is currently constructing a new manufacturing facility in Gresham, Oregon. This new facility is expected to become operational during the first half of 1998 to accommodate anticipated future capacity requirements. If demand does not absorb the Company's available capacity at a sufficient rate, or if achieved, such demand is not sustained, the Company's gross margin and operating results could be negatively impacted in future periods.

Research and development (R&D) expenses increased $13.2 million and $22.6 million, respectively, in the second quarter and first half of 1997 compared to the same periods in 1996. The increase in R&D expenses is primarily attributed to increased compensation and staffing levels and expansions of the Company's design centers as the Company continues to develop higher technology sub-micron products and the related manufacturing processes, packaging and design processes. As a percentage of revenue, R&D expenses increased to 17.5% and 16.9%, respectively, in the second quarter and first half of 1997 compared to 13.8% and 13.5% during the same periods a year ago. As the Company continues its commitment to technological leadership in the high performance semiconductor market, it
anticipates  to  continue  with  an  investment  rate  in   R&D   of
approximately 16% to 18% of revenues throughout the remainder of 1997.

Selling, general and administrative (SG&A) expenses increased $7.3 million and $11.1 million, respectively, in the second quarter and first half of 1997 compared to the same periods in 1996. SG&A expenses increased as a percentage of revenues to 14.8% and 14.7%, respectively, in the second quarter and first half of 1997 compared to 12.9% and 13.1% for the same periods in 1996. The increase in total SG&A expenses was primarily due to increased compensation levels and information technology costs relating to upgrading the Company's business systems and infrastructure. The Company expects that SG&A expenses will continue to increase in absolute dollars although such expenses may fluctuate as a percentage of revenue on a quarterly basis.

Interest expense for the second quarter and first half of 1997 decreased $3.4 million and $5.1 million, respectively, as compared to the same periods in 1996. The decrease is primarily attributed to the conversion of all of the Company's $144 million, 5 1/2% Convertible Subordinated Notes to common stock on March 24, 1997 and interest capitalized as part of the construction at the new manufacturing facility in Gresham, Oregon.

Interest income and other increased $2.0 million during the second quarter of 1997 as compared to the second quarter of 1996. The increase is primarily related to higher interest income resulting from higher average cash balances and foreign exchange gains during the second quarter of 1997. Interest income and other decreased $1.5 million during the first half of 1997 as compared to the same period in 1996. The decrease is primarily attributable to fixed asset disposals.

The Company recorded a provision for income taxes for the first half of 1997 and 1996 with an effective rate of 28%. The Company's effective tax rate is lower than the U.S. statutory rate primarily due to the Company's expected earnings mix in its foreign subsidiaries which are taxed at lower rates and anticipated utilization of available tax credits.


Financial Condition and Liquidity

The Company's cash, cash equivalents and short-term investments increased $18.7 million during the first half of 1997 to $736.0 million from $717.3 million at the end of 1996. The increase is primarily due to cash provided from operations and the fact that the Company did not repurchase its common stock as it did in 1996, offset partially by net fixed asset purchases and net repayment of debt obligations during the first half of 1997. Working capital decreased $37.4 million to $668.3 million at June 30, 1997 from $705.7 million at December 31, 1996.

During the first half of 1997, the Company generated $239.0 million of cash and cash equivalents from its operating activities compared with $183.7 million during the first half of 1996. Cash and cash equivalents used for investing activities during the first half of 1997 were $189.7 million compared to $178.2 million during the same period in 1996. The increase was primarily attributable to $7.5 million increase in the net activity of short-term investments in the first half of 1997, and $4.3 million increase in the net purchasing activity of property and equipment during the period. Cash and cash equivalents used by financing activities during the first half of 1997 were $18.8 million compared to $50.1 million provided in the first half of 1996. The decrease is primarily attributed to $32.3 million repayment of debt obligations net of borrowings in the first half of 1997 compared to proceeds of $67.7 million from net borrowing in the first half of 1996 which was partially offset by the Company's repurchase of one million shares of common stock for $27.2 million.

Net property and equipment was $921.5 million at June 30, 1997, an increase of $109.8 million compared to $811.7 million at the end of 1996. The increase was primarily due to a $194.4 million net increase in fixed assets, (primarily construction costs related to a new wafer fabrication facility in Gresham, Oregon) net of retirements. The increase was partially offset by $70.0 million of depreciation and $15.1 million due to the effect of translation and assets transferred to operating leases. Management expects net capital additions (excluding operating leases) to approximate $500 million for 1997.

In December 1996, the Company entered into a credit arrangement with several banks for a $300 million revolving line of credit expiring in December 1999. The agreement allows for borrowings at an adjustable interest rate. Interest payments are due quarterly. The agreement includes financial covenants relating to senior debt ratio, quick ratio, debt service ratio, subordinated debt and tangible net worth. At June 30, 1997, the Company did not have any borrowings outstanding under this credit agreement. In addition, the Company=s Japanese manufacturing subsidiary has a 25 billion yen credit line arrangement with adjustable interest rates and covenants relating to profitability, tangible net worth, working capital, senior and total debt leverage and subordinated indebtedness. Borrowings under the line of credit are for a term of five years with principle payments due semiannually beginning in July 1997. All borrowings under this credit line have been converted to fixed rates through the use of interest rate swaps (see Note 3 of Notes to Unaudited Consolidated Condensed Financial Statements). As of June 30, 1997, the Company had 16.97 billion yen ($148 million) outstanding under the facility and the Company was in compliance with the covenants. Each of the Company's significant foreign affiliates has lines of credit available for local currency borrowings. These foreign bank lines of credit were not material as of June 30, 1997.

In February 1997, the Company called its $144 million of 52% Convertible Subordinated Notes (Convertible Notes). The holders of the Convertible Notes elected to convert the Convertible Notes to common stock at a conversion price of $12.25 per share. The conversion resulted in the issuance of 11.7 million shares of common stock.

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

                              Part II

Item 1     Legal Proceedings

           Reference is made to Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 for a discussion of certain pending legal proceedings. As indicated therein, Texas Instruments (TI) filed an appeal in the United States
           Court   of   Appeals  for  the  Federal  Circuit   (CAFC)
           challenging the United States District Court that the Company's encapsulation process did not infringe the TI patents. In July, 1996, the CAFC issued its decision affirming the U.S. District Court's holding in favor of the Company. In September, 1996, the CAFC denied TI's motion for reconsideration en banc. In December, 1996, TI petitioned the U.S. Supreme Court for a writ of certiorari, seeking further review of the case. The petition was denied in May, 1997.

           The information provided at such reference regarding other matters remains unchanged. The Company continues to believe that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing parties, with the potential for having an adverse effect on the Company's financial position or its results of operations.


Item 4     Submission of Matters to a Vote of Security Holders

           The Annual meeting of Stockholders of LSI Logic Corporation was held on May 6, 1997 in Gresham, Oregon. Of the total 129,390,793 shares outstanding as of the record date, 118,994,800 shares (92%) were present or represented by proxy at the meeting. The table below presents the voting results of election of the Company's board of directors:

                                     Votes For     Votes Withheld
           Wilfred J. Corrigan	    117,302,327     1,692,473
           James H. Keys	    117,298,586     1,696,214
           Malcolm R. Currie        117,258,643     1,736,157
           T.Z. Chu                 117,295,787     1,699,013
           R. Douglas Norby         117,287,662     1,707,138

           The stockholders approved an amendment to the Employee Stock Purchase Plan (Purchase Plan) to increase the number of shares reserved for issuance thereunder by 500,000. The proposal received 63,123,123 affirmative votes, 22,581,088 negative votes, 1,462,386 abstentions, and 31,828,203 non-votes.

           The stockholders approved an amendment to the Purchase Plan to increase the number of shares reserved for issuance thereunder on the first day of each fiscal year, beginning fiscal 1998, by 1.15% of the shares of the Company's Common Stock issued and outstanding on the last day of the immediately preceding fiscal year less the number of shares available for future option grants under the Purchase Plan on the last day of the immediately preceding fiscal year. The proposal received 57,567,749 affirmative votes, 28,084,600 negative votes, 1,514,248 abstentions, and 31,828,203 non-votes.

           The stockholders approved an amendment to the 1991 Equity Incentive Plan (1991 Plan) to increase the number of shares reserved for issuance thereunder by 3,000,000. The proposal received 45,683,380 affirmative votes, 39,921,272 negative votes, 1,561,945 abstentions, and 31,828,203 non-votes.

           The stockholders did not approve an amendment to the 1991 Plan to increase the number of shares reserved for issuance thereunder on the first day of each fiscal year, beginning fiscal 1998 and ending fiscal 2004, by 3.75% of the shares of the Company's Common Stock issued and outstanding on the last day of the immediately preceding fiscal year less the number of shares available for future option grants under the 1991 Plan on the last day of the immediately preceding fiscal year. The proposal received 42,692,597 affirmative votes, 42,885,743 negative votes, 1,588,257 abstentions, and 31,828,203 non-votes.

           The stockholders approved an amendment to the Certificate of Incorporation to increase authorized number of shares of Common Stock to 450,000,000 shares. The proposal received 108,750,259 affirmative votes, 8,742,675 negative votes, 1,501,866 abstentions, and zero non-votes.

           The stockholders approved a Performance-Based Bonus Compensation Plan for the Chief Executive Officer. The proposal received 114,461,238 affirmative votes, 2,835,770 negative votes, 1,697,792 abstentions, and zero non-votes.

           The stockholders ratified the appointment of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ended December 31, 1997. The proposal received 117,200,923 affirmative votes, 452,670 negative votes, 1,341,207 abstentions, and zero non-votes.


Item 6 Exhibits and Reports on Form 8-K

(a)        Exhibits

           11.1      Calculation of Earnings Per Share

           27.1Financial Data Schedule

(b)        Reports on Form 8-K

           None


  Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



					LSI LOGIC CORPORATION


    					    (Registrant)



Date:  August 11, 1997             By   /s/ R. Douglas Norby
  					 R. Douglas Norby


				 Executive Vice President Finance &
                                         Chief Financial Officer



  Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



					LSI LOGIC CORPORATION


    					    (Registrant)



Date:  August 11, 1997             By
  					 R. Douglas Norby
  				 Executive Vice President Finance &
                                         Chief Financial Officer