Form 10-Q
period 1997-09-30
LSI LOGIC CORP
filed 1997-11-12
CIK 703360

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q


(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarter Ended September 28, 1997

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
(State of Incorporation)       (I.R.S. EmployerIdentification Number)


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


As of November 1, 1997 there were 141,601,731 shares of registrant's Common Stock, $.01 par value, outstanding.



                         LSI LOGIC CORPORATION
                               Form 10-Q
                FOR THE QUARTER ENDED SEPTEMBER 28, 1997

                                 INDEX



                                                                  Page  No.

PART I Financial Information

Item 1 Financial Statements

  Consolidated Condensed Balance Sheets - September 30, 1997
		and December 31, 1996                                            	3

  Consolidated Condensed Statements of Operations -
		Three-Month and Nine-Month Periods Ended
		September 30, 1997 and 1996                                    			4

  Consolidated  Condensed Statements of Cash Flows -
		Nine-Month Periods Ended September 30, 1997 and 1996              5

  Notes to Consolidated Condensed Financial Statements	            	6

Item 2 Management's Discussion and Analysis of Results of
	Operations and Financial Condition                               10


PART II   Other Information

Item 1 Legal Proceedings                                     	   	14

Item 6 Exhibits and Reports on Form 8-K                      	   	14


                                 PART I
Item 1.  Financial Statements

                         LSI LOGIC CORPORATION
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                (In thousands, except per share amount)
                              (Unaudited)
                                            September 30,  December 31,
                                                 1997            1996
ASSETS
Cash and cash equivalents                     $ 136,813       $147,059                               136,813        147,059
Short-term investments                          507,732        570,223
Accounts receivable, less allowance for
doubtful                                        218,075        184,977
  accounts of $3,749 and $3,116
Inventories                                     100,894         90,410
Other current assets                             78,094         58,385
    Total current assets                      1,041,608      1,051,054

Property and equipment, net                   1,024,050        811,659

Other assets
                                                118,878         90,001
    Total assets                             $2,184,536     $1,952,714

LIABILITIES AND STOCKHOLDERS= EQUITY
Accounts payable                               $199,124       $104,109                                      199,124        104,109
Accrued salaries, wages and benefits             49,341         26,000
Other accrued liabilities                        57,986         67,921
Income taxes payable                            113,662         77,696
Current portion of long-term obligations and
  short-term borrowings                          42,105         69,612
    Total current liabilities
                                                462,218        345,338
Long-term obligations
                                                125,149        281,136
Deferred income taxes
                                                  8,398          4,907
Minority interest in subsidiaries
                                                  5,428          5,114
Commitments and contingencies                         -              -
Stockholders's equity:
  Preferred shares; 2,000 shares authorized           -              -
  Common stock; $.01 par value; 450,000
shares authorized;                                1,417          1,290
    141,673 and 129,006 shares outstanding
Additional paid-in capital                      992,577        837,151
Retained earnings                               580,898        452,374
Cumulative translation adjustment
                                                  8,451         25,404
    Total stockholders' equity                1,583,343      1,316,219
    Total liabilities and stockholders'      $2,184,536     $1,952,714
	equity


See accompanying notes to unaudited consolidated condensed financial statements.

                         LSI LOGIC CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (In thousands, except per share amounts)
                              (Unaudited)


                                 Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1997       1996       1997       1996
 Revenues                       $326,847   $300,195  $967,239   $936,906

 Costs and expenses:
   Cost of revenues              163,729    175,074   496,848     528,377

   Research and development       57,746     48,472   166,198     134,276

   Sales, general and             49,036     40,827   143,368     124,022
 administrative

  Acquired in-process research     2,850          -     2,850           -
 and development
     Total costs and expenses
                                 273,361    264,373   809,264     786,675


 Income from operations           53,486     35,822   157,975     150,231

 Interest expense                      -    (3,647)   (1,497)    (10,241)

 Interest income and other         8,139      6,379    22,219      22,002
 Income before income taxes       61,625     38,554   178,697     161,992

 Provision for income taxes       17,307     10,811    50,173      45,469

 Net income                      $44,318    $27,743  $128,524    $116,523

 Net income per share:
   Primary                         $0.31      $0.21     $0.91       $0.89
   Fully diluted                   $0.31      $0.21     $0.90       $0.85

 Common share and common share
 equivalents used in computing
 per share amounts:
   Primary                       144,432    130,224   140,883     131,523

   Fully diluted                 144,506    142,100   144,543     143,259



 See accompanying notes to unaudited consolidated condensed financial statements.

                         LSI LOGIC CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (In thousands)
                              (Unaudited)


                                               Nine Months Ended
                                                  September 30,
                                                1997           1996
Operating activities:
Net income                                    $128,524       $116,523
Adjustments:
  Depreciation and amortization                122,240        110,251
  Minority interest in net income of               566            398
	subsidiaries
  Write-off of acquired in-process research      2,850              -
	and development
  Changes in:
    Accounts receivable                       (36,241)        (9,923)
    Inventories                               (12,339)         27,725
    Other assets                              (37,098)          8,539
    Accounts payable                            96,536       (15,449)
    Accrued and other liabilities               54,996         54,473
Net cash provided by operating activities      320,034        292,537

Investing activities:
  Purchases of debt and equity securities    (933,252)      (935,681)

  Maturities and sales of debt and equity      996,775        960,045
	securities
  Purchase of restricted equity securities     (6,681)        (6,252)
  Purchases of property and equipment, net
	of retirements and refinancings             (348,321)      (296,608)
  Acquisition of Mint Technology, net of       (6,863)              -
	cash acquired
  Acquisition of stock from minority
	interest holders                                    -          (688)
Net cash used for investing activities       (298,342)      (279,184)

Financing activities:
  Proceeds from borrowings                      34,193        133,921
  Repayment of debt obligations               (67,260)       (51,125)
  Issuance of common stock                      15,254         10,886
  Repurchase of common stock                  (12,693)       (46,838)
Net cash used for financing activities        (30,506)         46,844

Effect of exchange rate changes on cash and
cash equivalents                               (1,432)        (5,332)

Decrease in cash and cash equivalents         (10,246)         54,865

Cash and cash equivalents at beginning of
period                                         147,059        172,780

Cash and cash equivalents at end of period    $136,813       $227,645


See accompanying notes to unaudited consolidated condensed financial state ments.

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

       For financial reporting purposes, the Company reports on a 13 or 14 week quarter and a 52 or 53 week year ending on the Sunday closest to December 31. For presentation purposes, the consolidated financial statements refer to the quarter's calendar month end for convenience. The results of operations for the quarter ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. On October 27, 1997, the Company changed the accounting period from a 52-53 week year to a year ending December 31. This change will be reflected for the period ending December 31, 1997.

       One customer represented 23% and 22% of the Company's consolidated revenue during the third quarter and first nine months of 1997.


Note 2 -                                                        Cash
       equivalents and short-term investments at September 30, 1997, consisted primarily of U.S. and foreign corporate debt securities, commercial paper, auction rate preferred stock, U.S. and foreign government and agency securities and time deposits. Cash equivalents and short-term investments held at September 30, 1997 and at December 31, 1996 approximate fair market value and it is the Company=s intention to hold these investments for one year or less. As of September 30, 1997, contractual maturities of available-for-sale securities were $521 million maturing within one year and $45 million maturing between one to six years. The Company currently does not actively trade securities. Realized gains and losses are based on book value of specific securities sold and were not material during the quarters ended September 30, 1997 and 1996.


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

       As of September 30, 1997, the Company had several interest rate swap contracts outstanding which convert the interest associated with 17.0 billion yen ($141 million) of borrowings by the Company=s Japanese manufacturing subsidiary from adjustable to fixed rates (ranging from 2.62% to 2.86%). The interest rate swaps cover payments to be made under term borrowings through 2001. Current period gains and losses associated with the interest rate swaps are included in interest expense, or as other gains and losses at such time as related borrowings are terminated.

       The Company hedges its foreign exchange exposures using forward exchange and currency option contracts. The contracts hedging third quarter net asset and liability positions denominated in non-functional currencies expired on the last day of the third quarter. Premiums associated with option contracts are amortized over the life of the contracts.

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

                                     September 30,   December 31,
           Buy/(Sell):                    1997          1996
       Japanese Yen                      $  -       $  7,337
       U.S. Dollar                          -        (7,398)


       Currency swap contracts outstanding are considered identifiable hedges. Realized and unrealized gains and losses are deferred until settlement of the underlying commitments and are recorded in income as part of the purchase or sale transaction when it is recognized, or as other gains or losses when a hedged transaction is no longer expected to occur. Deferred foreign gains and losses were not material at September 30, 1997 and December 31, 1996.


Note  4  -  Balance sheet and cash  flow information (in thousands):

                                     September 30,      December 31,
                                          1997              1996

        Inventories:
        Raw materials               $   20,794        $   19,540
        Work-in-process                 60,044            53,785
        Finished Goods                  20,056            17,085
           Total                   $   100,894        $   90,410

                                      September 30,     September 30,
                                          1997              1996

        Cash Paid for:
        Income taxes                  $ 15,133         $ 28,600
        Interest                         7,971           14,300


       During the nine-month period ended September 30, 1997, the Company capitalized $22.7 million related to the preproduction engineering costs for its Gresham, Oregon manufacturing facility. Additionally, during the nine-month period ended September 30, 1997, the Company capitalized $14.3 million for development and implementation of software for internal use which are included in other noncurrent assets.


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

                            Three months ended    Nine months ended
                              September 30,         September 30,
      Earnings Per Share    1997       1996       1997      1996

      Basic                 $0.31   $ 0.22       $0.93     $ 0.90

      Diluted               $0.31   $ 0.21       $0.90     $ 0.85


       In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income", and Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information". The adoption of both standards is required for fiscal years beginning after December 15, 1997. Under FAS 130, the Company is required to report comprehensive income in the financial statements, in addition to net income, including foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities, as applicable. The Company expects that the effect of adoption of FAS 130 on the financial statements will be primarily from foreign currency translation adjustments. FAS 131 requires that the Company report separately, in the financial statements, certain financial and descriptive information about operating segments. This includes a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. Additionally, the Company is required to report information about the revenues derived from its products and services groups, about geographic areas in which the Company earns revenues and holds assets, and about major customers. The adoption of FAS 131 will not have an impact on the Companyss financial statements.

Note 6 -         During  the first nine months of 1997, the Company's
       Japanese sales affiliate sold approximately $136.2 million of its accounts receivables through non-recourse financing programs with two Japanese banks. These receivables were discounted at short-term Yen borrowing rates (averaging approximately 0.3%) and related fees were not material.

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


Note 8 -          In  July 1997, the Company acquired all issued  and
       outstanding  shares of common stock of Mint  Technology,  Inc.
       (Mint). Mint provides engineering services on a contract basis to help customers ensure timely and cost-effective completion of their design programs. Mint's consulting services specialize in the architectural specification, implementation and test of complex application specific integrated circuits and field programmable gate arrays based system designs. The acquisition was accounted for as a purchase. The acquisition price consisted of $9.5 million in cash and options to purchase approximately 700,000 shares of common stock with an intrinsic value of $11.3 million. The intrinsic value of the stock will be expensed over the vesting period of the options. Approximately $2.9 million of the purchase price was allocated to in-process research and development and was expensed in the third quarter. Total goodwill recorded as part of the acquisition was $5.7 million and will be amortized over four years. Pro forma results of operations have not been presented as the amounts would not significantly differ from the Company's historical results.


Note 9 -        On  July  28,  1997, the Company announced  that  the
       Company's Board of Directors approved an action which authorizes management to acquire up to 5 million shares of its common stock in the open market from time to time at current market prices. During the third quarter of 1997, the Company repurchased 400,000 shares of its common stock from the open market for approximately $12.7 million. The transactions were recorded as a reduction to additional paid-in capital.





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

The Company currently has international subsidiaries which operate and sell the Company's products in various global markets. The
Company purchases a substantial portion of its raw materials and equipment from foreign suppliers, and incurs labor and other operating costs, particularly at its Japanese manufacturing facility, in foreign currencies. As a result, the Company is exposed to international factors such as changes in foreign currency exchange rates or economic conditions of the respective countries in which the Company operates. The Company utilizes various instruments, primarily forward exchange, currency swap and currency option contracts, to manage exposure associated with firm intercompany and third party transactions and net asset and liability positions denominated in non-functional currencies. At September 28, 1997, the Company had no currency forward exchange and currency option contracts outstanding (see Note 3 to the Unaudited Consolidated Condensed Financial Statements). Despite its hedging activities, the Company continues to be exposed to the risks associated with fluctuation of foreign currency exchange rates, particularly the Japanese yen. There can be no assurance that such fluctuation will not cause a material adverse effect on the Company's financial position or results of operations.

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

Statements in this discussion and analysis contain forward looking information and involve known and unknown risks and uncertainties, which may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. In addition to the factors discussed above, such factors may include, but  may  not  necessarily  be limited to  fluctuations  in  customer demand, both in timing and volumes, and fluctuations in currency exchange rates. Also, the Company's ability to have available an appropriate amount of production capacity in a timely manner can significantly impact the Company=s financial performance. The timing of new technology and product introductions and the risk of early obsolescence are also important factors. Further, the Company operates in an industry sector where securities values are highly volatile and may be influenced by economic and other factors beyond the Company's control. (See additional discussion contained in "Risk Factors", set forth in Part 1 of the Company's report on Form 10-K for the year ended December 31, 1996.)

Results of Operations

Revenues  for  the  third  quarter and  first  nine  months  of  1997 increased 8.9% and 3.2% to $326.8 million and $967.2 million, respectively, as compared to the same periods in 1996. The increase in revenues was primarily due to increased demand for the Company's products for consumer applications, partially offset by lower average selling prices when expressed in dollars. One customer represented 23% and 22% of the Company's consolidated revenues during the third quarter and first nine months of 1997.

Key elements of the statements of operations, expressed as a percentage of revenues, were as follows:

                               Three Months Ended  Nine Months Ended
                                    September 30,    September 30,
                                     1997  1996    1997   1996
Gross margin                       49.9%  41.7%   48.6%   43.6%

Research and development expenses  17.7%  16.1%   17.2%   14.3%

Selling, general and               15.0%  13.6%   14.8%   13.2%
administrative expenses
Income from operations             16.4%  11.9%   16.3%   16.0%


Gross  margin  increased to 49.9% and 48.6% during the third  quarter and first nine months of 1997, respectively, from 41.7% and 43.6%  in the  same  periods a year ago. The increase was primarily related  to
increased   manufacturing  yields,  largely   attributable   to   the
installation  of  chemical  mechanical  polishing  equipment  by  the
Company during the fourth quarter of 1996 and improvement in capacity utilization.  Although the average yen exchange rate  for  the  first nine  months  of  1997 weakened by approximately 11%  from  the  same period  in  1996, the effect on gross margin and net income  was  not material  due  to  the Company's yen denominated sales  offsetting  a substantial  portion of its yen denominated costs and  the  Company's hedging  a  portion  of  its  remaining yen  exposures  during  these periods.  However, there can be no assurance that future  changes  in the  relative  strength  of  the yen or mix  of  foreign  denominated revenues,  as  well as expenses, will not have a material  effect  on gross margin or operating results.

The Company's operating environment, combined with the resources required to operate in the semiconductor industry, requires managing a wide variety of factors such as factory and capacity utilization, manufacturing yields, product mix, availability of certain raw materials, terms negotiated with third-party subcontractors and foreign currency exchange rate fluctuations. Gross margin for the first three quarters of 1997 may not be indicative of expected results for the remainder of the fiscal year.

The  Company is currently  constructing a new  manufacturing facility
in   Gresham,  Oregon.  This  new  facility  is  expected  to  become
operational   during  the  third  quarter  of  1998  to   accommodate
anticipated future capacity requirements.  If demand does not  absorb the  Company's  available  capacity  at  a  sufficient  rate,  or  if achieved,  such demand is not sustained, the Company's  gross  margin and operating results could be negatively impacted in future periods.
Research  and development (R&D) expenses increased $9.3  million  and
$31.9  million,  respectively, in the third quarter  and  first  nine months of 1997 compared to the same periods in 1996.  The increase in
R&D  expenses  is primarily attributed to increased compensation  and staffing  levels and expansions of the Company's product  development centers  as  the Company continues to develop higher technology  sub-
micron  products  and the related manufacturing processes,  packaging and  design  processes.  As  a percentage of  revenue,  R&D  expenses increased to 17.7% and 17.2%, respectively, in the third quarter  and first nine months of 1997 compared to 16.1% and 14.3% during the same periods  a  year  ago.  As the Company continues  its  commitment  to
technological   leadership  in  the  high  performance  semiconductor
market, it anticipates to continue with an investment rate in R&D  of approximately  17% to 19% of revenues through the fourth  quarter  of
1997.

Selling,  general and administrative (SG&A) expenses  increased  $8.2 million  and  $19.3 million, respectively, in the third  quarter  and first nine months of 1997 compared to the same periods in 1996.  SG&A expenses  increased as a percentage of revenues to 15.0%  and  14.8%, respectively,  in  the third quarter and first nine  months  of  1997
compared  to  13.6%  and 13.2% for the same  periods  in  1996.   The
increase  in  total  SG&A  expenses was primarily  due  to  increased compensation  levels  and information technology  costs  relating  to upgrading  the  Company's  business systems and  infrastructure.  The
Company  expects  that  SG&A expenses will continue  to  increase  in absolute dollars although such expenses may fluctuate as a percentage of revenue on a quarterly basis.

Interest expense for the third quarter and first nine months of  1997 decreased $3.6 million and $8.7 million, respectively, as compared to the same periods in 1996.  The decrease is primarily attributable  to the  conversion  of  all  of  the  Company's  $144  million,  5  1/2%
Convertible Subordinated Notes to common stock on March 24, 1997  and the  capitalization of interest as part of  the construction  at  the new manufacturing facility in Gresham, Oregon.

Interest  income  and other increased $1.8 million during  the  third
quarter  of  1997  as  compared to the third quarter  of  1996.   The
increase  is primarily related to foreign exchange gains and proceeds from  an insurance settlement offset in part by losses on fixed asset disposals  during  the period.  Interest income and  other  decreased
$0.2 million during the first nine months of 1997 as compared to  the same period in 1996.  The decrease is primarily attributable to fixed asset disposals.

The  Company recorded a provision for income taxes for the first nine months of 1997 and 1996 with an effective rate of 28%.  The Company's effective  tax  rate is lower than the U.S. statutory rate  primarily
due   to   the  Company's  expected  earnings  mix  in  its   foreign
subsidiaries   which  are  taxed  at  lower  rates  and   anticipated
utilization of available tax credits.


Financial Condition and Liquidity

The  Company's  cash,  cash  equivalents and  short-term  investments decreased  $72.8  million during the first nine  months  of  1997  to
$644.5  million from $717.3 million at the end of 1996. The  decrease is primarily due to purchases of property and equipment and repayment of debt obligations, net of borrowings, offset in part by an increase in  cash  from operations and repurchases of common stock which  were lower  than  repurchases in 1996.  Working capital  decreased  $126.3 million  to $579.4 million at September 30, 1997 from $705.7  million at  December 31, 1996.  The decrease is primarily attributable to  an increase in current liabilities during the first nine months of 1997.

During  the  first nine months of 1997, the Company generated  $320.0 million  of  cash and cash equivalents from its operating  activities compared with $292.5 million during the first nine months of 1996.

Cash  and  cash equivalents used for investing activities during  the first  nine  months  of 1997 were $298.3 million compared  to  $279.2 million  during the same period in 1996.  The increase was  primarily attributable  to  $51.7 million of property and equipment  purchases, net  of  retirements  and  refinancings during  the  period  and  the acquisition  of  Mint  Technology, net of  cash  acquired,  for  $6.9 million  offset in part by $39.2 million increase in the net activity of short-term investments in the first nine months of 1997.  Cash and cash  equivalents used for financing activities during the first nine months  of 1997 were $30.5 million compared to $46.8 million provided
in  the  first  nine  months  of 1996.   The  decrease  is  primarily
attributed  to  $115.9 million repayment of debt obligations  net  of borrowings  in  the  first  nine months of  1997  and  the  Company=s repurchase  of  400,000 shares of its common stock for $12.7  million during the third quarter.  This compares to proceeds of $82.8 million from  net  borrowing  in  the first nine months  of  1996  which  was partially offset by the Company's repurchase of two million shares of common stock for $46.8 million.

Net property and equipment was $1.02 billion at September 30, 1997, an increase of $212.3 million compared to $811.7 million at the end of 1996. The increase was primarily due to a $321.7 million increase in fixed assets, (primarily equipment purchases related to a new facility in Gresham, Oregon) net of retirements. The increase was partially offset by $88.5 million of depreciation and $20.8 million due to the effect of translation. Management expects net capital additions (excluding operating leases) to approximate $500 million for 1997.

In  December 1996, the Company entered into a credit arrangement with several banks for a $300 million revolving line of credit expiring in
December  1999. The agreement allows for borrowings at an  adjustable interest  rate.  Interest payments are due quarterly.  The  agreement includes  financial covenants relating to senior  debt  ratio,  quick ratio,  debt service ratio, subordinated debt and tangible net worth.
At  September  30,  1997,  the Company did not  have  any  borrowings outstanding  under this credit agreement. In addition, the  Company's
Japanese  manufacturing subsidiary has a 25 billion yen  credit  line arrangement with adjustable interest rates and covenants relating  to profitability, tangible net worth, working capital, senior and  total
debt  leverage and subordinated indebtedness.   Borrowings under  the
line  of  credit are for a term of five years with principle payments due  semiannually beginning in July 1997.  All borrowings under  this credit  line have been converted to fixed rates through  the  use  of interest  rate  swaps (see Note 3 of Notes to Unaudited  Consolidated
Condensed  Financial  Statements).  As of  September  30,  1997,  the
Company  had  17.0 billion yen ($141 million) outstanding  under  the facility  and the Company was in compliance with the covenants.  Each of  the Company's significant foreign affiliates have lines of credit available for local currency borrowings.  These foreign bank lines of credit were not material as of September 30, 1997.

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

(b)  Reports on Form 8-K

           Registrant reported the change in its fiscal year on a current report on Form 8-K filed concurrently with the from 10Q.

     Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



LSI LOGIC CORPORATION
    (Registrant)



Date: November 10, 1997             By   /s/ R. Douglas Norby
                                 					 R. Douglas Norby
   			                                	Executive Vice President Finance &
                                       Chief Financial Officer




