Form 10-K405
period 1997-12-31
LSI LOGIC CORP
filed 1998-03-27
CIK 703360

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
              -------------------                             ---------------------
         Common Stock, $0.01 par value                       New York Stock Exchange
        Preferred Share Purchase Rights                      New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on March 13, 1998 as reported on the New York Stock Exchange, was approximately $3,139,233,330. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 13, 1998, registrant had 140,281,283 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following documents are incorporated by reference into Parts I, II, III and IV of this Form 10-K Report: (1) Proxy Statement for registrant's 1998 Annual Meeting of Stockholders, and (2) registrant's 1997 Annual Report to Stockholders.
================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     LSI Logic Corporation (the "Company") is a leader in the design, development, manufacture and marketing of high performance application specific integrated circuits ("ASICs") and application specific standard products ("ASSPs"). The Company uses advanced process technology and design methodology to design, develop and manufacture highly complex circuits. The Company's submicron process technologies, combined with its product libraries, including CoreWare(R) libraries, provide the Company with the ability to integrate system level solutions on a single chip.

     The Company's product marketing approach is to focus primarily on original equipment manufacturers in the consumer, communications and computer products markets. The Company offers products and services for a variety of applications in each of these markets, including digital video disc ("DVD"), digital broadcasting, digital image processing and personal entertainment applications for the consumer products market; networking, telecommunications and wireless communication for the communications market; and personal computer, server, storage solutions and office automation applications for the computer products market. The Company targets its marketing and selling efforts toward acknowledged industry leaders in these markets.

     The Company has developed and uses complementary metal oxide semiconductor ("CMOS") process technologies to manufacture integrated circuits implementing submicron processes. The Company's 0.25 micron(1) G10(TM) process, for example, allows for up to 49,000,000 usable transistors on a single chip. The Company's G11(TM) process technology, which is currently expected to begin volume production in 1998, features a 0.18 micron gate length, allows for up to 64,000,000 usable transistors. During the first quarter of 1998, the Company announced its 0.13 micron G12(TM) process technology. These advanced technologies allow for greater density and increased functionality on a single chip.

     The Company's CoreWare design methodology and submicron process technologies permit customers to combine microprocessor "engines", predefined logic blocks (including industry standard functions), and memory along with a customer's proprietary logic on a single chip. This allows the customer to differentiate its product, optimize its application and shorten product development cycles.

     The Company was incorporated in California on November 6, 1980, and reincorporated in Delaware on June 11, 1987. Its principal offices are located at 1551 McCarthy Boulevard, Milpitas, California 95035, and its telephone number at that location is (408) 433-8000. Except where otherwise indicated, references to the "Company" mean LSI Logic Corporation and its majority and wholly-owned subsidiaries.

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including the risk factors set forth below and elsewhere in this Report. See "Risk Factors" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations" which is incorporated by reference to Item 7 of Part II hereof. Statements made herein are as of the date of the filing of this Form 10-K with the Securities and Exchange Commission, and should not be relied upon as of any subsequent date. The Company expressly disclaims any obligation to update information presented herein, except as may otherwise be required by law.

---------------

(1) All references to gate length measurement reflect effective gate length unless otherwise indicated.

BUSINESS STRATEGY

     The Company's objective is to design and manufacture highly integrated, complex semiconductor devices that provide its customers with system level solutions on silicon thereby allowing customers to get to market rapidly with differentiated systems and products. To achieve this objective, the Company has implemented a business strategy incorporating the following key elements:

     - Emphasize CoreWare Methodology and System-on-a-Chip Capability. The Company's design methodology makes use of its CoreWare product libraries and its deep submicron process technologies to permit system level integration of microprocessors, logic blocks (including industry standard functions), memory and customer specific proprietary logic functions on a single chip. This methodology enables customers to improve the performance and reliability of their products and differentiate their products while shortening product development cycles and lowering development costs. The Company has utilized its design methodology to develop a line of targeted proprietary ASSPs that provide standard off-the-shelf solutions in areas including DVD, digital camera, digital video broadcasting and wireless communications.

     - Target Growth Markets and Selected Customers. The Company directs its marketing and selling efforts toward selected customers in the consumer, communications and computer products markets. The Company targets high growth end-markets characterized by increasingly shortened product cycles and ongoing changes in technological standards and performance requirements. As a result, customers in these markets tend to benefit from the flexibility of the Company's customized ASIC design methodology to help differentiate their products while still complying with existing and emerging global industry standards.

     - Promote Highly Integrated Design and Manufacturing Technology. The Company uses a mix of internally developed proprietary software and third party electronic design automation ("EDA") software which is highly integrated with the Company's manufacturing process requirements and designed to provide high predictability that the product's performance will mirror the computer simulation of the chip. The Company's sophisticated design tools and strategies, advanced process technology and submicron manufacturing capability are intended to provide customers with highly integrated solutions that work right the first time. The Company's design environment includes expanded interface capabilities to a range of third party EDA tools from leading vendors such as Cadence Design Systems, Inc., Mentor Graphics Corporation, Synopsys, Inc., and Ambit Design Systems, Inc. The Company continues to expand its expertise in the areas of system architecture and system level design verification.

     - Provide Flexibility in Design Engineering. The Company provides customers with a comprehensive approach and a continuum of solutions for the design and manufacture of ASICs. This allows customers substantial flexibility in how they proceed with an ASIC design project. A customer may implement product specifications in a particular chip design through its own engineers, on a "turn-key" basis using the Company's engineers, or through a collaborative effort. The Company's extensive, worldwide network of design and engineering professionals allows for effective interaction with customer management and engineering staff throughout the design process.

     - Maintain High-Quality and Cost-Effective Manufacturing. The Company believes that owning its wafer manufacturing facilities improves quality, cost-effectiveness, responsiveness to customers, implementation of leading-edge process technology and time-to-market advantages. The Company's manufacturing operations are located in the United States, Japan and Hong Kong. The Company performs substantially all of its packaging, assembly and final test operations through third party subcontractors in various locations. The Company's production operations in the U.S. and Japan, as well as all of its assembly and test subcontractors in the Far East, are ISO 9002 certified, an important international measure for quality.

     - Offer Worldwide Services. The Company markets its products and services on a worldwide basis through its direct sales, marketing and field technical staff of approximately 929 employees (including

       U.S. and subsidiaries in Europe, Canada, Japan and elsewhere in the Asia Pacific region), as well as through independent sales representatives and distributors. The Company operates 42 design centers throughout the world to assist customers in product design activities. The Company's extensive, worldwide network of design centers allows the Company to provide customers with highly experienced engineers to interact with customer engineering management and system architects to develop designs for new products and to provide continuing after-sale customer support.

PRODUCTS AND SERVICES

  Engineering

     The Company's product marketing and sales strategy is to focus on original equipment manufacturers ("OEMs") in the consumer, communications and computer products markets. The Company seeks to engage with leaders in these markets with the objective of providing technical support to customers early in their new system product development process. In executing its engineering strategy, the Company offers a wide variety of engineering design services, allowing the customer to determine the level of participation which it will have in the design process. The Company may provide complete "turn-key" engineering support for design projects where the customer provides high level functional objectives. This type of engineering support is well suited for a customer's system level design project in which the Company is engaged to utilize one or more of its CoreWare library elements for delivering a system on a single chip. However, the customer may also perform substantial design activity on its own. In either case, the Company's design environment offers system level design capability featuring hardware/software co-verification and includes an expanded interface to various third party EDA vendors' design tools.

     In 1997, the Company acquired Mint Technology, Inc. ("Mint Technology"), an engineering services company headquartered near Boston, Massachusetts, which offers design engineering and related consulting services and provides expertise in the areas of system architecture and system level design simulation verification and synthesis used in the development of complex integrated circuits. The acquisition is intended to complement and expand the Company's engineering design capabilities.

     The Company makes available various library elements (including macrocells, the basic silicon structures used in the design of logic circuits, and the larger predefined functional building blocks, "megacells" and "megafunctions"), technology databases and design automation software programs. The most complex of the Company's library elements are called cores which are comprised of predefined and pretested cells of generally recognized industry standard functions, protocols and interfaces.

     The Company's software design tool environment supports and automatically performs key elements of the design process from circuit concept through physical layout of the circuit design and preparation of pattern generation tapes from which the semiconductor "masks" or production tooling is made. The system also produces a test tape which is readable by standard industry semiconductor testing equipment.

     After completion of the engineering design effort, the Company produces and tests prototype circuits for shipment to the customer. Thereafter, the Company will commence volume production of integrated circuits that have been developed through one or more of the arrangements described above in accordance with the customer's quantity and delivery requirements.

     The Company generally does not have long term volume production contracts with its customers. Whether any specific customer design will result in volume production orders and, if so, the quantities included in any such orders, are factors beyond the control of the Company. Insufficient orders could result in underutilization of the Company's manufacturing facilities which could have an adverse impact on the Company's operating results and financial condition.

  Components

     The Company's vertical market focus on the consumer, communications and computer products markets permits it to dedicate engineering resources to develop component products and systems expertise directed at particular markets. This system level expertise and design methodology in conjunction with a wide range of component product offerings, including the Company's CoreWare libraries and ASSPs, offer customers the opportunity to realize rapid time to market system-on-a-chip solutions.

     The Company's CoreWare design methodology offers a complete design approach for creating a system on a chip efficiently, predictably and rapidly to address the performance, cost and time-to-market goals of the customer. CoreWare library elements are complex, very large scale integration ("VLSI") or large system level, predefined building blocks of integrated circuit logic functions which are either developed by the Company or acquired under technology transfer or licensing agreements. CoreWare elements are highly integrated for use with the Company's proprietary and third party EDA design tool environment and those advanced manufacturing processes to which individual cores are targeted.

     The Company's CoreWare libraries are based upon functions, protocols and interfaces generally recognized as industry standards and are positioned to be useful in a wide variety of systems applications. The Company's CoreWare libraries include implementations of functions targeted for a particular market, such as switched Ethernet for networking and communications; fibre channel, IEEE 1394 and a PCI bus for computer products; and MPEG2 and Reed-Solomon encoder/decoder functions for the consumer market. Others, such as the Company's MiniRISC(R) family of MIPS-based RISC (reduced instruction set computing) CPU (central processing unit) cores, the Gigablaze(TM) Serial Transceiver, the ARM(R) CPU core and the OakDSPCore(R) digital signal processor, are useful in more than one product market. The Company's CoreWare libraries can be coupled with other CoreWare components, with memory and with customer proprietary logic to realize system level applications on a single chip.

     In addition, the Company offers a line of standard off-the-shelf, single chip solutions that perform a variety of high-speed digital signal and image processing operations and support a wide range of applications. The Company's ASSP offerings include a DVD decoder solution, a programmable single chip GSM baseband processor, an image processing solution for digital still camera and printer products, and a transport demultiplexer for set-top box applications. Standard products developed by the Company generally are implementations of emerging industry standard functions and may also be targeted for inclusion in its CoreWare library. The Company also offers a range of reference design modules to aid in the development of customers' products, such as the Scenario(TM) MPEG2/AC3 reference design module and the Integra(TM) SDP1100 platform for set top box applications, and hardware reference designs for DVD and digital still camera applications.

     The Company's CoreWare libraries are designed to be used with the customer's proprietary logic in cell-based designs based upon the Company's design methodology. The Company continues to emphasize engineering development and integration of CoreWare libraries into its ASIC design capabilities in the Company's transition from manufacturing products substantially based on the customer's proprietary logic design to emphasizing opportunities that utilize the Company's CoreWare libraries and system-on-a-chip design capabilities. There can be no assurance, however, that the cores selected for investment of the Company's financial and engineering resources will enjoy market acceptance or that such cores can be successfully integrated into the Company's design environment on a timely basis. Similarly, the Company's selection of ASSP offerings is based on its forecasts and assessments of emerging markets and technologies, availability and quality of supporting software and opportunities for customer differentiation. There can be no assurance that shifts in end-user markets or the inability of customers to implement differentiating features will not adversely affect market acceptance of the Company's ASSPs.

     The Company's component product offerings are based primarily upon its cell-based technology which allows the customer to combine standard cells, memories (such as fully static random access memory (RAM), static multi-port RAM and metal programmable read only memory (ROM)) and other dedicated VLSI building blocks called "megacells" on a single chip. Through combinations of these various cell-based structures, the Company can provide the customer with customized solutions to a wide variety of digital design problems. Cell based technology offers customers higher density and enhanced performance as compared to gate array technology. Gate array technology, in which a standard base matrix of uncommitted transistors is customized only in the later stages of manufacture, is a lower cost alternative offered by the Company in less advanced process technologies. The Company offers a wide variety of die sizes and functionality configurations that are available in different feature sizes and are based on different process technologies.

MANUFACTURING

     The Company's manufacturing operations convert a customer's design into packaged silicon chips and support customer volume production requirements. Manufacturing begins with fabrication of custom diffused wafers (for cell-based ASICs) or uncommitted wafers (for gate array ASICs). Although base layers for cell-based designs are themselves customized, gate array wafers are not and therefore may be inventoried by the Company pending customization accomplished in the metallization stage of fabrication. In the next stage of manufacture (metallization) layers of metal interconnects are diffused onto the wafer using customized masks. Wafers are then tested, cut into die and sorted. The die that have passed initial test are then assembled (embedded in and connected to one of a wide variety of packages) and encapsulated. The finished devices then undergo additional tests before shipment.

     Currently, the Company's manufacturing facilities are located in the United States, Japan and Hong Kong. Management and control of manufacturing operations is performed by the Company's Hong Kong affiliate. Substantially all of the Company's wafers are manufactured at its two wafer fabrication facilities in Japan, although the Company's new facility in Gresham, Oregon, is currently scheduled to begin production in 1998. Final assembly and test operations are conducted by the Company's Hong Kong affiliate through independent subcontractors, and at the Company's Fremont, California facility. Some of the Company's assembly and test subcontractors are located in the Philippines, Malaysia, Korea and Hong Kong. There can be no assurance that regional economic problems and exchange rate fluctuations currently being experienced in Asia will not affect the operations of those subcontractors or the prices they charge for services. The inability of the Company to obtain a minimum level of qualified assembly and test capacity would have a material adverse impact on the Company's operating results and financial condition.

     In July 1997, Hong Kong came under the complete control of the government of the People's Republic of China ("PRC"). Although the PRC control has resulted in no problems to date, there can be no assurance that the Company and its affiliates will not experience a disruption in the flow of products in the future which could result in a material adverse impact on the Company's operations. In addition to the reversion of Hong Kong to PRC control, any political or economic disruptions in the countries where the subcontractors are located could result in a material adverse impact on the Company's operating results and financial condition.

     The Company utilizes various high performance CMOS process technologies in the volume manufacture of its products. The Company's two facilities in Tsukuba, Japan utilize advanced process technologies in conjunction with computer integrated manufacturing to produce mainly 0.38 micron and G10 (0.25 micron) products. The Company's new facility in Gresham, Oregon, is equipped for production of eight-inch G10 and G11 (0.18 micron) products beginning in 1998. Each of these facilities has a highly automated production line, providing greater productivity, product quality and production management flexibility, and offering customers a high-volume, reliable source for manufacturing.

     The Company utilizes highly specialized chemical mechanical polishing ("CMP") equipment in its manufacturing facilities. CMP increases manufacturing yields and allows for higher levels of chip customization. The Company has in the past and will in the future consider developing foundry relationships with certain other semiconductor manufacturers whereby the Company may purchase quantities of wafers that are manufactured to the Company's specifications.

     The new Gresham, Oregon, site, located on approximately 325 acres near Portland, is equipped for state-of-the-art manufacturing operations as well as for other purposes. The site is planned to accommodate expansion requirements the Company may have in the foreseeable future. The Company spent approximately $317 million on the facility in 1997 and expects to spend an additional $123 million in the first three quarters of 1998 to bring the facility to operational status. The level of capital expenditures necessary to enable the Company to remain competitive results in a relatively high level of fixed costs. If demand for the Company's products does not absorb the additional capacity, the increase in fixed costs and operating expenses related to increases in production capacity may result in a material adverse impact on the Company's operating results and financial condition. The Greshman facility is a sophisticated, highly complex, state-of-the-art factory whose production rates depend upon the reliable operation and effective integration of a variety of hardware and software components. There can be no assurance that all of these components will be fully functional or successfully integrated within the currently projected ramping schedule or that the facility will not fail to achieve the forecasted yield targets. Failure of the facility to achieve an acceptable level of production capacity during test phase and ramp-up or to maintain acceptable levels during production could have a material adverse impact on the Company's operating results and financial condition.

     In the assembly process, the fabricated circuit is encapsulated into ceramic or plastic packages. The Company has developed a network of offshore third-party assembly and final test subcontractors for plastic packaging. The Company has benefited from the cost savings associated with these third-party subcontractors. The Company performs ceramic package assembly for its products at its Fremont, California facility. Ceramic packaging is primarily utilized in applications involving the need to protect the circuit against a potentially harsh operating environment. The Fremont assembly line has been specially equipped to support such high reliability packaging needs. The proportion of ceramic packaging capable of being done by independent assembly plants continues to increase and the Company subcontracts some ceramic packaging offshore.

     The Company utilizes a high-density Flip Chip interconnect packaging technology which essentially replaces wires that connect the edge of the die to a package with solder bumps spread over the entire external surface of the die. This technology enables the Company to reach exceptional performance and lead count levels in packages required for process technologies of 0.18 micron and below. The Company has also introduced a mini ball grid array package which offers a smaller package size without sacrificing electrical and thermal performance.

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

     The semiconductor industry is capital intensive. In order to remain competitive, the Company must continue to make significant investments in new facilities and capital equipment. The Company spent approximately $513 million on capital additions in 1997, net of retirements, and expects to spend approximately $400 million in 1998. The Company believes that existing liquid resources and funds generated from operations combined with its ability to borrow funds will be adequate to meet its operating and capital requirements and obligations through the foreseeable future. The Company believes that its level of resources is an important factor in its industry. Accordingly, the Company may from time to time seek additional equity or debt financing. However, there can be no assurance that such additional financing will be available when needed or, if available, will be on favorable terms. Any future equity financing will decrease existing stockholders' percentage equity ownership and may, depending on the price at which the equity is sold, result in dilution.

     Disruption of operations at any of the Company's primary manufacturing facilities, or at any of its subcontractors for any reason, including work stoppages, fire, earthquake, flooding or other natural disasters, would cause delays in shipments of the Company's products. There can be no assurance that alternate capacity would be available on a timely basis or at all, or that, if available, it could be obtained on favorable terms, thereby potentially resulting in a loss of customers. The disruption of operations for these and other reasons could have a material adverse impact on the Company's operating results and financial conditions. The Company has in the past, and will in the future, consider developing foundry relationships with certain other semiconductor manufacturers whereby the Company may purchase quantities of wafers that are manufactured to the Company's specifications.

     The semiconductor industry historically has been characterized by wide fluctuations in product supply and demand. From time to time the industry also has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles (of both the semiconductor companies and their customers) and declines in general economic conditions. These downturns have been characterized by various factors such as abrupt fluctuations in product demand, production overcapacity and subsequent accelerated erosion of average selling prices, and in some cases have lasted for more than a year. The Company may experience substantial period-to-period fluctuations in future operating results due to general industry conditions or events occurring in the general economy, and the Company's business could be materially and adversely impacted by a significant industry-wide downturn. The semiconductor industry also has been characterized by periods of rapid expansion of production capacity. Even if customers' aggregate demand might not decline, the availability of additional capacity can adversely impact pricing levels, which can also depress revenue levels. Also, during such periods, customers benefiting from shorter lead times may delay some purchases into future periods.

     To remain competitive, the Company must develop and implement new process technologies in order to reduce semiconductor die size, increase device performance and improve manufacturing yields, to adapt products and processes to technological changes and adopt emerging industry standards. The Company continues to evaluate its worldwide manufacturing operations to effect additional cost savings and technological improvements. Nevertheless, if the Company is not able to successfully implement new process technologies and to achieve volume production of new products at acceptable yields using new manufacturing processes, the Company's operating results and financial condition may be adversely impacted.

     Development of advanced manufacturing technologies in the semiconductor industry frequently requires that critical selections be made as to those vendors from which essential equipment (including future enhancements) and after-sales services and support will be purchased. Similarly, procurement of certain types of materials required by the Company's manufacturing technologies are closely linked with certain equipment selections. When the Company implements specific technology choices, it may become dependent upon certain sole-source vendors. Accordingly, the Company's capability to switch to other technologies and vendors may be substantially restricted and may involve significant expense and delay in the Company's technology advancements and manufacturing capabilities. The semiconductor equipment and materials industries also include a number of vendors that are relatively small and have limited resources. Several of these vendors provide equipment and or services to the Company. The Company does not have long-term supply or service agreements with many vendors of certain critical items, and shortages could occur in various essential materials due to interruption of supply or increased demand in the industry. Additionally, there can be no assurance that disruptions in these vendors' ability to perform will not occur. Should the Company experience such disruptions, the Company's operations could be materially and adversely impacted, which could have a material adverse impact on its operating results and financial condition. The Company's operations also depend upon a continuing adequate supply of electricity, natural gas and water. To date, the Company has experienced no significant difficulty in obtaining the necessary raw materials.

     The Company has international subsidiaries which operate and sell the Company's products in various global markets. The Company purchases a substantial portion of its raw materials and equipment from foreign suppliers, and incurs labor and other operating costs, particularly in its Japanese manufacturing facilities, in foreign currencies. As a result, the Company is exposed to international factors such as changes in foreign currency exchange rates or weak economic conditions of the respective countries in which the Company operates. The Company also has borrowings and operating lease obligations denominated in yen, which totaled approximately 29 billion yen (approximately $224 million) at December 31, 1997. Such transactions and borrowings expose the Company to exchange rate fluctuations for the period of time from inception of the transaction until it is settled. In recent years, the yen has fluctuated substantially against the U.S. dollar. The Company utilizes forward exchange, currency swap and option contracts to manage its exposure associated with currency fluctuations on intercompany transactions and certain foreign currency denominated commitments. There can be no assurance that such hedging transactions will minimize exposure to currency rate fluctuations or that fluctuations in currency exchange rates in the future will not have a material adverse impact on the Company's operating results and financial condition. In addition, there can be no assurance that inflation rates in countries where the Company conducts operations will not have a material adverse impact on the Company's operating results and/or financial condition in the future.

     Both manufacturing and sales of the Company's products may be adversely impacted by political and economic conditions abroad. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export compliance laws or other trade policies, could affect adversely the Company's ability to manufacture or sell in foreign markets.

YEAR 2000

     The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in its financial, product development, order management and manufacturing systems. The inability of computer software programs to accurately recognize, interpret and process date codes designating the year 2000 and beyond could cause systems to yield inaccurate results or encounter operating problems, including interruption of the business operations such systems control. The Company is in the process of analyzing its internal computer-based systems to identify potential vulnerabilities and implement corrections or changes that may be required. Based on information currently available, the Company believes that its internal systems currently are or, by such time as is necessary to avoid material adverse impact on the Company, will be capable of functioning without year 2000 problems. Also based on information thus far available to the Company, the Company does not believe it will incur expenditures in dealing with year 2000 issues that will have a material adverse impact on the Company's operating results or financial condition.

     The Company may also be exposed to risks from computer systems of parties with whom the Company transacts business. Were problems to develop with such other parties' systems, they could have a material adverse impact on the Company. In response to this, the Company is taking steps, including contacting its strategic suppliers and large customers, to determine the extent to which the Company may be vulnerable to those parties' failure to remedy their own year 2000 issues and to ascertain what actions, if needed, may be taken by the Company in response to such risks.

     The Company has expended and will continue to expend appropriate resources to address this issue on a timely basis. The analysis is not complete, however, and there can be no assurances that unknown costs ultimately necessary to update systems or address potential system interruptions will not have a material adverse impact on the Company's business, financial condition or results of operations. To date, the Company has not identified any loss contingencies related to the year 2000 issues for products it has sold.

MARKETING AND CUSTOMERS

     The Company has focused its marketing efforts primarily on the consumer, communications and computer products industries. Within those markets, the Company emphasizes digital broadcasting, personal entertainment, wireless communication, networking, public telecommunications, storage, workstations, personal computer and office automation applications. The Company's strategy is to leverage its systems level ASIC strength to the benefit of acknowledged leaders in those product markets. The Company, however, expects that this strategy will result in the Company becoming increasingly dependent on a limited number of customers for a substantial portion of its revenues.

     The Company markets its products and services through its worldwide direct sales and marketing and field engineering organizations which consist of approximately 929 employees at 42 locations throughout the world, and through independent sales representatives and distributors. Each of the Company's customer design centers also includes a direct sales office. See "Properties." For information concerning foreign operations, see Note 10 of Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Stockholders, which is incorporated by reference herein. International sales are subject to risks common to export activities, including governmental regulations, trade barriers, tariff increases and currency fluctuations. To date, the Company has not experienced any material difficulties because of these risks.

     In 1997, Sony Corporation accounted for approximately 22% of the Company's revenues. In 1996 and 1995, Sony Corporation accounted for approximately 14% and 12%, respectively, of the Company's net revenues. Although the Company does not currently foresee any reduction in volume of products ordered by Sony, there can be no assurance that a significant decline in product orders, significant changes in scheduled deliveries or a significant decrease in product price would not have a material adverse impact on the Company's operating results and financial condition.

BACKLOG

     Generally, the Company's customers are not subject to long-term contracts, but instead use purchase orders that are subject to acceptance by the Company. Quantities of the Company's products to be delivered and delivery schedules under purchase orders outstanding from time to time are frequently revised to reflect changes in customer needs. In addition, the timing of the performance of design services included in the Company's backlog at any particular time is generally within the control of the customer, not the Company. For these reasons, the Company's backlog as of any particular date is not a meaningful indicator of future sales.

COMPETITION

     The Company's competitors include many large domestic and foreign companies which have substantially greater financial, technical and management resources than the Company, as well as emerging companies attempting to sell products to specialized markets such as those addressed by the Company. Representative examples include major diversified electronics companies such as Fujitsu Corporation, Toshiba Corporation, NEC Corporation, SGS Thomson Microelectronics, S.A., and a number of United States semiconductor manufacturers, including Lucent Technologies, Inc., IBM Corporation and VLSI Technology, Inc. In addition, the Company faces competition from some companies whose strategy is to provide a portion of the products and services which the Company offers. For example, these competitors may offer semiconductor design services, may license design tools, and/or may provide support for obtaining products at an independent foundry. In addition, there is no assurance that certain large customers, some of whom the Company has licensed to use elements of its process and product technologies, will not develop internal design and production operations to produce their own ASICs.

     The principal factors on which competition in the ASIC market is based include design capabilities (including the software design tool features, compatibility with industry standard design tools, CoreWare library and the skills of the design team), quality, delivery time and price. In addition, ASSP offerings compete on quality of system integration, existence and accessibility of differentiating features and quality and availability of supporting software. The Company believes that it presently competes favorably with respect to these factors, and that its success will depend on its continued ability to provide its customers with a complete range of design services, products and manufacturing capabilities on competitive terms. There can be no assurance, however, that other custom design approaches or competing system level products will not be developed by others which could have a material adverse impact on the Company's operating results and financial condition.

     The Company is increasingly emphasizing its CoreWare design methodology and ASSP product offerings. This strategy may present new business opportunities for which the Company believes it has a present competitive advantage. Although there are other companies that offer similar types of products and related services, the Company believes it currently offers different, and generally more complete, capabilities than those companies. As the markets for the CoreWare approach and ASSPs grow, the Company's competitors will increasingly offer alternative solutions and competition will intensify. There can be no assurance that the Company's CoreWare product approach and product offerings will continue to receive market acceptance, that a competitor's approach will not achieve greater acceptance or that as competition intensifies, the Company's future operating results and financial condition will not be adversely impacted. Important competitive factors will include the content, quantity and quality of CoreWare library elements available, the quality of process technology, the ability of a company to offer its customers systems level expertise, the ability of a customer to customize and differentiate its product and the availability and quality of software to support system-level integration. There can be no assurance that the Company will be able to compete favorably in these areas.

RESEARCH AND DEVELOPMENT

     The semiconductor industry is characterized by rapid changes in both product and process technologies. Because of continual improvements in these technologies, the Company believes that its future success will depend, in part, upon its ability to continue to improve its product and process technologies and to develop new technologies in a cost effective manner in order to maintain the performance advantages of its products and processes relative to competitors, to adapt products and processes to technological changes and to adopt emerging industry standards. If the Company is not able to successfully implement these new process technologies and to achieve volume production of new products at acceptable yields using new manufacturing processes, there will be a material adverse impact on the Company's operating results and financial condition.

     The Company's research and development emphasizes the development of new advanced products, improvements in process technologies, enhancements of design automation software capabilities, and cost reduction of existing products. During 1997, 1996 and 1995, the Company expended $226,219,000, $184,452,000 and
$123,892,000, respectively, on its research and development activities, representing 18%, 15% and 10%, respectively, as a percentage of revenues. The Company expects to continue to make significant investments in research and development activities and believes such investments are critical to its ability to continue to compete with other ASIC manufacturers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" at page 11 of the Company's 1997 Annual Report to Stockholders, incorporated herein by reference.

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

     As is typical in the semiconductor industry, the Company has from time to time received, and may in the future receive, communications from other parties asserting patent rights, mask work rights, copyrights, trademark rights or other intellectual property rights that such other parties allege cover certain of the Company's products, processes, technologies or information. Several such assertions relating to patents are in various stages of evaluation. The Company is considering whether to seek licenses with respect to certain of these claims. Based on industry practice, the Company believes that licenses or other rights, if necessary, could be obtained on commercially reasonable terms. Nevertheless, no assurance can be given that licenses can be obtained, or if obtained will be on acceptable terms or that litigation or other administrative proceedings will not occur. The inability to obtain licenses or other rights or to obtain such licenses or rights on favorable terms or litigation arising out of such other parties' assertions could have a material adverse impact on the Company's future operating results and financial condition. Litigation that arose with respect to one such assertion was finally resolved in 1997 in favor of the Company. See "Legal Proceedings".

     The Company has also entered into certain cross license agreements, which generally provide for the non-exclusive licensing of design and product manufacturing rights and for cross-licensing of future improvements developed by either party.

ENVIRONMENTAL REGULATION

     Federal, state and local regulations impose various environmental controls on the use and discharge of certain chemicals and gases used in semiconductor processing. The Company's facilities have been designed to comply with these regulations, and the Company believes that its activities conform to present environmental regulations. However, increasing public attention has been focused on the environmental impact of electronics and semiconductor manufacturing operations. While the Company to date has not experienced any materially adverse impact on its business from environmental regulations, there can be no assurance that such regulations will not be amended so as to impose expensive obligations on the Company. In addition, violations of environmental regulations or unpermitted discharges of hazardous substances could result in the necessity for additional capital improvements to comply with such regulations or to restrict discharges, liability to Company employees and/or third parties, and business interruptions as a consequence of permit suspensions or revocations or as a consequence of the granting of injunctions requested by governmental agencies or private parties.

EMPLOYEES

     At December 31, 1997, the Company and its subsidiaries had approximately 4,443 employees, including approximately 611 in field engineering and sales, approximately 318 in product marketing, approximately 1,116 in research and development activities, approximately 1,966 in manufacturing and approximately 432 in executive and administrative activities.

     The Company's future success depends in large part on the continued service of its key technical and management personnel and on its ability to continue to attract and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees or the inability to hire such employees when needed could have a material adverse impact on the Company. The Company has never had a work stoppage, slow-down or strike, and no United States employees are represented by a labor organization. The Company considers its employee relations to be good.

RISK FACTORS

     In addition to the following risk factors, reference is made to those risk factors described elsewhere in this Form 10-K Report, as well as in the other documents incorporated by reference in this Form 10-K Report.

     Dependence on New Process Technologies and Products. The Company believes that its future success depends, in part, on its ability to improve its existing technologies and to develop and implement new process technologies in order to continue to reduce semiconductor die size, improve device performance and manufacturing yields, adapt products and processes to technological changes and adopt emerging industry standards. If the Company is not able to successfully implement new process technologies and achieve volume production of new products at acceptable yields using new manufacturing processes, the Company's operating results and financial condition will be adversely impacted. In addition, the Company must continue to develop and introduce new products that compete effectively on the basis of price and performance and that satisfy customer requirements. New product development often requires long-term forecasting of market trends, development and implementation of new processes and technologies and a substantial capital commitment. The Company intends the CoreWare library elements and ASSPs it offers to be based upon industry standard functions, protocols and interfaces, thereby positioning them to be useful in a wide variety of systems applications. The Company continues to emphasize engineering development and acquisition of CoreWare building blocks and integration of CoreWare libraries into its design capabilities. There can be no assurance, however, that the standard product offerings or cores selected for investment of the Company's financial and engineering resources will be developed or acquired in a timely manner or will enjoy market acceptance.

     Manufacturing Risks. Disruption of operations at any of the Company's primary manufacturing facilities, particularly the Company's Japanese facilities, or any of its subcontractors for any reason, including work stoppages, fire, earthquake, flooding or other natural disasters, would cause delays in shipments of the Company's products. There can be no assurance that alternate capacity, particularly wafer production capacity, would be available on a timely basis or at all, or that if available, it could be obtained on favorable terms, thereby potentially resulting in a loss of customers. The disruption of operations for those or other reasons could result in a material adverse impact on the Company's operating results and financial condition. The Company generally does not have long-term volume production contracts with its customers. Whether any specific ASIC design or ASSP offering will result in volume production orders and, if so, the quantities included in any such orders, are factors beyond the control of the Company. Insufficient orders will result in underutilization of the Company's manufacturing facilities which would adversely impact the Company's operating results and financial condition.

     The Company's new wafer fabrication facility in Gresham, Oregon, is currently scheduled to begin production in 1998. The Gresham facility is a sophisticated, highly complex, state-of-the-art factory whose production rates depend upon the reliable operation and effective integration of a variety of hardware and software components. There can be no assurance that all of these components will be fully functional or successfully integrated within the currently projected ramping schedule or that the facility will not fail to achieve the forecasted yield targets. Failure of the facility to achieve an acceptable level of production capacity during test phase and ramp-up or to maintain acceptable levels during production could have a material adverse impact on the Company's operating results and financial condition.

     Capital Needs. The semiconductor industry is capital intensive. In order to remain competitive, the Company must continue to make significant investments in new facilities and capital equipment. The Company spent $513 million in 1997 on capital additions and expects to spend approximately $400 million during 1998. Significant capital expenditures are expected in subsequent years, as well. The Company believes that existing liquid resources and funds generated from operations combined with its ability to borrow funds will be adequate to meet its operating and capital requirements and obligations through the foreseeable future. The Company believes that its level of resources is an important factor in its industry. Accordingly, the Company may from time to time seek additional equity or debt financing. However, there can be no assurance that such additional financing will be available when needed or, if available, will be on favorable terms. Any future equity financing will decrease existing stockholders' percentage equity ownership and may, depending on the price at which the equity is sold, result in dilution. In addition, the level of capital expenditures necessary to enable the Company to remain competitive results in a relatively high level of fixed costs. If demand for the Company's products does not absorb the additional capacity, the increase in fixed costs and operating expenses related to increases in production capacity could have a material adverse impact on the Company's operating results and financial condition.

     Fluctuations in Operating Results. The Company believes that its future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products, the availability and extent of utilization of manufacturing capacity, price erosion, competitive factors, the timing of new product introductions and the ability to develop and implement new technologies. The Company's operating results could also be impacted by sudden fluctuations in customer requirements, currency exchange rate fluctuations and other economic conditions affecting customer demand and the cost of operations in one or more of the global markets in which the Company does business. As a participant in the semiconductor industry, the Company operates in a technologically advanced, rapidly changing and highly competitive environment. The Company predominantly sells custom products to customers operating in a similar environment. Accordingly, changes in the conditions of any of the Company's customers may have a greater impact on the Company than if the Company predominantly offered standard products that could be sold to many purchasers. While the Company cannot predict what effect these various factors may have on its financial results, the aggregate effect of these and other factors could result in significant volatility in the Company's future performance and stock price. To the extent the Company's performance may not meet expectations published by external sources, public reaction could result in a sudden and significantly adverse impact on the market price of the Company's securities, particularly on a short-term basis.

     Competition. The semiconductor industry in general and the markets in which the Company competes in particular are intensely competitive, exhibiting both rapid technological changes and continued price erosion. The Company's competitors include many large domestic and foreign companies which have substantially greater financial, technical and management resources than the Company, as well as smaller specialized and emerging companies attempting to sell products in particular markets which are also targeted by the Company. Several major diversified electronics companies offer ASIC products and/or other products which are competitive to the product lines of the Company. In addition, the Company faces competition from some companies whose strategy is to provide a portion of the products and services which the Company offers. For example, these competitors may offer semiconductor design services, may license design tools, and/or may provide support for obtaining products at an independent foundry. In addition, there is no assurance that certain large customers, some of whom have licensed elements of the Company's process and product technologies, will not develop internal design and production operations to produce their own ASICs. There can be no assurance that the Company will be able to continue to compete effectively with its existing or new competitors.

     The principal factors on which competition in the ASIC market is based include design capabilities (including the software design tool features, compatibility with industry standard design tools, CoreWare library and the skills of the design team), quality, delivery time and price. In addition ASSP offerings compete on quality of system integration, existence and accessibility of differentiating features and quality and availability of supporting software. The Company believes that it presently competes favorably with respect to these factors, and that its success will depend on its continued ability to provide its customers with a complete range of design services, products and manufacturing capabilities on competitive terms. There can be no assurance, however, that other custom logic design approaches and system-level products will not be developed by others which could have a material adverse impact on the Company's operating results and financial condition in the future.

     Currency Risks. The Company has international subsidiaries which operate and sell the Company's products in various global markets. The Company purchases a substantial portion of its raw materials and equipment from foreign suppliers, and incurs labor and other operating costs, particularly in its Japanese manufacturing facilities, in foreign currencies. As a result, the Company is exposed to international factors such as changes in foreign currency exchange rates or weak economic conditions of the respective countries in which the Company operates. The Company also has borrowings and operating lease obligations denominated in yen, which totaled approximately 29 billion yen (approximately $224 million) at December 31, 1997. Such transactions and borrowings expose the Company to exchange rate fluctuations for the period of time from inception of the transaction until it is settled. In recent years, the yen has fluctuated substantially against the U.S. dollar. The Company utilizes forward exchange, currency swap and option contracts to manage its exposure associated with currency fluctuations on intercompany transactions and certain foreign currency denominated commitments. There can be no assurance that such hedging transactions will minimize exposure to currency rate fluctuations or that fluctuations in currency exchange rates in the future will not have a material adverse impact on the Company's operating results or financial condition. In addition, there can be no assurance that inflation rates in countries where the Company conducts operations will not have a material adverse impact on the Company's operating results and/or financial condition in the future.

     Both manufacturing and sales of the Company's products may be adversely impacted by political and economic conditions abroad. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export compliance laws or other trade policies, could adversely impact the Company's ability to manufacture or sell in foreign markets.

     Customer Concentration. As a result of the Company's strategy to direct its marketing and selling efforts toward selected customers, the Company expects that it will become increasingly dependent on a limited number of customers for a substantial portion of its net revenues. During 1997, approximately 56% of the Company's net revenues were from sales to its top ten customers including Sony Corporation, which accounted for 22% of net revenues. Loss of new product design wins or cancellation of business from any of these major customers, significant changes in scheduled deliveries to any of these customers or decreases in the prices of products sold to any of these customers could have a material adverse impact on the Company's operating results and financial condition.

     Intellectual Property and Litigation. Although the Company believes that the protection afforded by its patents, patent applications and trademarks has value, the rapidly changing technology in the semiconductor industry makes the Company's future success dependent primarily upon the technical competence and creative skills of its personnel rather than on patent and trademark protection. As is typical in the semiconductor industry, the Company has from time to time received, and may in the future receive, communications from other parties asserting patent rights, mask work rights, copyrights, trademark rights or other intellectual property rights that such other parties allege cover certain of the Company's products, processes, technologies or information. Several such assertions relating to patents are in various stages of evaluation. The Company is considering whether to seek licenses with respect to certain of these claims. Based on industry practice, the Company believes that licenses or other rights, if necessary, could be obtained on commercially reasonable terms for such existing or future claims. Nevertheless, no assurance can be given that licenses can be obtained, or if obtained will be on acceptable terms or that litigation or other administrative proceedings will not occur. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or litigation arising out of such other parties' assertions, both existing and future, could have a material adverse impact on the Company's operating results and financial condition.

     Cyclical Nature of the Semiconductor Industry. The semiconductor industry is characterized by rapid technological change, rapid product obsolescence and price erosion, and wide fluctuations in product supply and demand. From time to time the industry also has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles (of both the semiconductor companies and their customers) and declines in general economic conditions. These downturns have been characterized by abrupt fluctuations in product demand, production overcapacity and subsequent accelerated erosion of average selling prices, and in some cases, have lasted for more than a year. The Company may experience substantial period-to-period fluctuations in future operating results due to general industry conditions or events occurring in the general economy, and the Company's operating results and financial condition could be materially and adversely impacted by a significant industry-wide downturn. The semiconductor industry also has been characterized by periods of rapid expansion of production capacity. Even if customers' aggregate demand were not to decline, the availability of additional capacity can adversely impact pricing levels, which can also depress revenue levels. Also, during such periods, customers benefiting from shorter lead times may delay some purchases into future periods. There can be no assurance the Company will not experience such downturns in the future, which could have a material impact on the Company's operating results and financial condition.

     Acquisitions and Investment Alliances. The Company's strategy of providing leading edge products and services requires a wide variety of technology and capabilities and the ability quickly to adapt to emerging changes in technology. Although the Company invests significant resources in research and development activities, the complexity and rapidity of changes make it difficult for the Company to pursue development of all technological solutions on its own. Acquisitions and investment alliances in complementary technology and capabilities may enable the Company to act quickly to offer to its customers and potential customers a full range of complete solutions that would be expected to meet current and emerging technological standards. The ultimate success of the acquisitions and investment alliances in achieving the purposes for which they were undertaken depends on a variety of factors, some of which are beyond the control of the Company, including the difficulties encountered in assimilating the operations, technologies and products of the acquired company, the degree to which management of both companies will become distracted from the normal operations of the business during and after the acquisition process, the risk of entering new markets with strong established competitors, the ability to retain key management and talent of the acquired company, and the ability of the acquiring company to manage the growth occasioned by the competition. In addition, investments in emerging technology present risks of loss of value of one or more of the investments due to failure of the technology to gain the predicted market acceptance or failure of the investment partner to successfully bring a product to market. There can be no assurances that failure to manage growth effectively and to successfully integrate acquisitions made by the Company would not have a material adverse impact on the Company's operating results or financial condition.

ITEM 2. PROPERTIES

     The following table sets forth certain information concerning the Company's principal facilities.

  Principal Locations

 NO. OF                                   LEASED/     TOTAL
BUILDINGS            LOCATION              OWNED     SQ. FT.               USE
---------            --------             -------    -------               ---
    7        Milpitas, CA                 Leased     609,410    Corporate Offices,
                                                                Administration,
                                                                Engineering
    1        Fremont, CA                  Leased      74,000    Manufacturing
    1        Fremont, CA                  Owned       65,000    Manufacturing
    2        Santa Clara, CA              Leased      83,290    Research and Development
    1        Fremont, CA                  Leased      39,246    Logistics
    3        Gresham, OR                  Owned      532,400    Executive Offices,
                                                                Engineering,
                                                                Manufacturing
    1        Bracknell, United Kingdom    Leased      70,000    Executive Offices,
                                                                Design Center, Sales
    1        Tokyo, Japan                 Leased      24,263    Executive Offices,
                                                                Design Center, Sales
    7        Tsukuba, Japan               Owned      334,541    Executive Offices,
                                                                Manufacturing
    1        Etobicoke, Canada            Leased      14,005    Design Center, Sales
    1        Tsuen Wan, Hong Kong         Owned       26,000    Manufacturing Control,
                                                                Assembly & Test

     The Company maintains leased regional office space for its field sales, marketing and design center offices at the locations described below. In addition, the Company maintains design centers at various distributor locations.

United States                             International
Atlanta, GA                               Etobicoke, Ontario, Canada
Austin, TX                                Kanata, Ontario, Canada
Beaverton, OR                             Montreal, Quebec, Canada
Bellevue, WA                              Ballerup, Denmark
Bethesda, MD                              Paris, France
Billerica, MA (Mint Technology)           Munich, Germany
Boca Raton, FL                            Stuttgart, Germany
Boulder, CO                               Netanya, Israel
Bowling Green, KY                         Ramat Hasharon, Israel
Dallas, TX                                Milan, Italy
Edison, NJ                                Osaka, Japan
Houston, TX                               Tokyo, Japan
Irvine, CA                                Seoul, Korea
Milpitas, CA                              Singapore
Minneapolis, MN                           Madrid, Spain
Mountain View, CA                         Kista, Sweden
Raleigh, NC                               Taipei, Taiwan
Roseville, CA                             Bracknell, U.K.
Salt Lake City, UT
San Diego, CA
Santa Clara, CA (Mint Technology)
Schaumburg, IL
Victor, NY
Waltham, M

     Leased facilities described above are subject to operating leases which expire in 1998 through 2022. See Note 11 of Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Stockholders, incorporated herein by reference.

     Although the Company has plans to acquire additional equipment, the Company believes that its existing facilities and equipment are well maintained, in good operating condition and are adequate to meet its current requirements.

ITEM 3. LEGAL PROCEEDINGS

     During the third quarter of 1995, the Company acquired all the remaining shares (45%) of its Canadian subsidiary LSI Logic Corporation of Canada, Inc., which it did not already own. Certain former shareholders, representing approximately 800,000 shares, or 3% of the previously outstanding shares, have exercised dissent and appraisal rights. An action is pending in the Court of Queen's Bench of Alberta, Judicial District of Calgary, for the adjudication of claims asserted by such former shareholders under the relevant provisions of the Canada Business Corporations Act. In addition, a separate action was filed by another former shareholder in the Court of Chancery of the State of Delaware in and for New Castle County, seeking an order that the acquisition of shares by the Company be enjoined, certification of a class and damages. Although the case originally was dismissed pursuant to a motion filed by the Company, on appeal the order of dismissal was reversed and the case was remanded to the Court of Chancery. The Company's renewed motion to dismiss was granted in January 1998 by the Court of Chancery, to which the plaintiff has filed a notice of intent to appeal to the Delaware Supreme Court. While no assurances can be given regarding either the ultimate determination of the Canadian court or the outcome of the action filed in Delaware, the Company believes that the final outcome of the these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     The action filed by Texas Instruments, Inc. ("TI") in 1990 against the Company and other defendants alleging infringement of certain of TI's packaging patents was finally resolved in favor of the Company in May 1997 without payment of damages or other costs when the US Supreme Court denied TI's petition for a writ of certiorari. The $15 million reserve which had been set up against a contingency of liability in the case was reallocated in September 1996 (See Note 6 to the Consolidated Financial Statements contained in the Company's 1997 Annual Report to Stockholders.)

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference from the chart under "Stock Information" on page 41 of the Company's 1997 Annual Report to Stockholders. As of March 13, 1998, there were 3,863 stockholders of record of the Company's common stock. The Company has never paid cash dividends on its common stock. It is presently the Company's policy to reinvest its earnings in the Company, and therefore the Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to the table under the heading "Five Year Consolidated Summary" on page 37 of the Company's 1997 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to the section of the same name on pages 9 through 15 of the Company's 1997 Annual Report to Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required by this Item is incorporated by reference to the section entitled "Market Risk Disclosure" at page 15 of the Company's 1997 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to the financial statements and notes thereto listed in Item 14(a)(1) hereof, which appear on the pages referenced therein, and to the table under the heading "Interim Financial Information (Unaudited)" on page 38 of the Company's 1997 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report in that the registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders to be held May 12, 1998, and certain of the information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors required by this Item is incorporated by reference to "ELECTION OF DIRECTORS -- Nominees" in the Company's Proxy Statement.

     The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows:

                                                                                         EMPLOYED
           NAME              AGE                         POSITION                         SINCE
           ----              ---                         --------                        --------
Wilfred J. Corrigan........  60     Chairman and Chief Executive Officer                   1981
Elias J. Antoun............  41     Executive Vice President, Consumer Products            1991
John P. Daane..............  34     Executive Vice President, Communications, Computer     1987
                                      and ASIC Products
W. Richard Marz............  54     Executive Vice President, Geographic Markets           1995
R. Douglas Norby...........  62     Executive Vice President and Chief Financial           1996
                                    Officer
David E. Sanders...........  50     Vice President, General Counsel and Secretary          1986
Lewis C. Wallbridge........  54     Vice President, Human Resources                        1984
Joseph M. Zelayeta.........  51     Executive Vice President, Worldwide Operations         1981

     Except as set forth below, all of the officers have been associated with the Company in their present position for more than the past five years.

     Elias J. Antoun was named Executive Vice President, Consumer Products in March 1998. Mr. Antoun joined the Company in 1991, and has served in senior management and executive positions including General Manager of Finance and, more recently, President of LSI Logic K.K.

     John P. Daane was named Executive Vice President, Communications, Computer and ASIC Products, in October 1997. A full-time employee of the Company since 1987, Mr. Daane has served in senior management positions with the Company since 1992, most recently as Vice President and General Manager of the Communication Products Division.

     W. Richard Marz was joined the Company in September 1995 as Senior Vice President, North American Marketing and Sales and was named Executive Vice President, Geographic Markets in May 1996. Before joining the Company, Mr. Marz was a long-time senior sales and marketing executive at Advanced Micro Devices, Inc., a semiconductor manufacturer.

     Mr. Norby has served joined the Company as Executive Vice President and Chief Financial Officer in November 1996. He has been a member of the Company's Board of Directors since 1993. From September 1993 until November 1996, Mr. Norby served as Senior Vice President and Chief Financial Officer of Mentor Graphics Corporation, an EDA company. From July 1992 until September 1993, Mr. Norby served as President and Chief Executive Officer of Pharmetrix Corporation, a health care company located in Menlo Park, California. Mr. Norby serves on the board of directors of Corvus International, Inc. a biopharmaceutical company.

     Joseph M. Zelayeta was named Executive Vice President, Worldwide Operations in September 1997. Employed with the Company since 1981, Mr. Zelayeta has held executive positions in research and development and manufacturing operations since 1986.

     The information concerning Section 16(a) reporting is incorporated by reference to "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to "EXECUTIVE COMPENSATION" in the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to "SECURITY OWNERSHIP" in the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

     1. Financial Statements. The following Consolidated Financial Statements of LSI Logic Corporation and Report of Independent Accountants are incorporated by reference to the Company's 1997 Annual Report to Stockholders:

                                                                 PAGE IN
                                                              ANNUAL REPORT
                                                              -------------
Consolidated Balance Sheets -- As of December 31, 1997 and
  1996......................................................         16
Consolidated Statements of Operations -- For the Three Years
  Ended
  December 31, 1997.........................................         17
Consolidated Statement of Stockholders' Equity -- For the
  Three Years Ended December 31, 1997.......................         18
Consolidated Statements of Cash Flows -- For the Three Years
  Ended December 31, 1997...................................         19
Notes to Consolidated Financial Statements..................      20-35
Report of Independent Accountants...........................         36

     Effective beginning 1990, the Company changed its fiscal year end from December 31 to the 52 or 53 week period which ends on the Sunday closest to December 31. Beginning in 1997, the Company reverted to a straight December 31 fiscal year end. For presentation purposes, the consolidated financial statements, notes and financial statement schedules for fiscal years 1990 through 1996 refer to December 31 as the year end. Fiscal 1996 was a 52-week year that ended on December 29, 1996; fiscal 1997 was a 53-week year.

     2. Financial Statement Schedules.

     All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     3. Exhibits:

    2.1 Agreement and Plan of Merger between LSI Logic Corporation and Mint Technology, Inc., dated July 22, 1997.
    3.1      Amended and Restated Certificate of Incorporation of
             Registrant.(1)
    3.2      By-laws of Registrant.(2)
    4.3      Preferred Shares Rights Plan dated November 16, 1988.(3)
    10.1 Lease dated March 26, 1981 for 1601 McCarthy Boulevard between the Registrant and McCarthy Industrial Investors.(4)

  10.1A    First Amendment to Lease dated May 1, 1991 to Lease dated March 26, 1981 for 1601 McCarthy
           Boulevard between the Registrant and McCarthy Industrial Investors.(5)
  10.2     Registrant's 1982 Incentive Stock Option Plan, as amended, and forms of Stock Option Agreement.(6)*
  10.3     Registrant's Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.(1)*
  10.8     Lease Agreement dated November 22, 1983 for 48580 Kato Road, Fremont, California between the
           Registrant and Bankamerica Realty Investors.(7)
  10.24    Registrant's 1986 Directors' Stock Option Plan and forms of Stock Option Agreements.(8)*
  10.29    Form of Indemnification Agreement entered and to be entered into between Registrant and its officers, directors and certain key employees.(9)*
  10.35    Amended and Restated LSI Logic Corporation 1991 Equity Incentive Plan.*
  10.36    Lease Agreement dated February 28, 1991 for 765 Sycamore Drive, Milpitas, California between the
           Registrant and the Prudential Insurance Company of America.(9)
  10.37    Stock Purchase Agreement dated as of January 20, 1995; Promissory Note dated January 26, 1995; Note
           Purchase Agreement dated as of January 26, 1995 in connection with the Company's purchase of the minority interest in one of its Japanese subsidiaries.(11)
  10.38    1995 Director Option Plan.(12)*
  10.39    Y25,000,000,000 Floating Rate Guaranteed Credit Facility dated as of December 27, 1995; Guaranty dated as of December 27, 1995.(12)
  10.39A   First Amendment to Y25,000,000,000 Floating Rate Guaranteed Credit Facility dated December 24,
           1996; Amended and Restated Guaranty dated as of December 30, 1996.(13)
  10.40    LSI Logic Corporation International Employee Stock Purchase Plan.(14)*
  10.41    $300,000,000 Credit Agreement dated as of December 20, 1996 with ABN AMRO Bank, N.V.(13)
  11.1     Statement Re: Computation of Earnings Per Share.(15)
  13.1     Annual Report to Stockholders for the year ended December 31, 1997 (to be deemed filed only to the extent required by the instructions for Reports on Form 10-K).
  21.1     List of Subsidiaries.
  23.1     Consent of Independent Accountants (see page 24).
  24.1     Power of Attorney (included on page 23).
  27.1     Financial Data Schedule.

---------------
 (1) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (No. 333-34285) which became effective September 25, 1997.

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

(11) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(12) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(13) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(14) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (No. 333-12887) which became effective September 27, 1996.

(15) Incorporated by reference to the section entitled "Income per share" contained in Note 1 at page 23 of Exhibit 13.1

 * Denotes management contract or compensatory plan or arrangement.

     (b) REPORTS ON FORM 8-K.

     During the fourth quarter ended December 31, 1997, the Company filed a Current Report on Form 8-K on November 12, 1997, pursuant to Item 8 to report the following event that occurred on October 27, 1997:

          Change in fiscal year end, as described above in Item 14(a)(1).

     (c) EXHIBITS.

     See Item 14(a)(3), above.

     (d) FINANCIAL STATEMENT SCHEDULES

     See Item 14(a)(2), above.

TRADEMARK ACKNOWLEDGMENTS

     - The LSI Logic logo, ATMizer, CoreWare and MiniRISC are registered trademarks of the Company.

     - TinyRISC, Scenario, Integra, G10, G11 and G12 are trademarks of the Company.

     - OakDSPCore(R) is a registered trademark of DSP Group, Inc., used under license. ARM(R) is a registered trademark of Advanced RISC Machines Limited, used under license.

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

Dated: March 26, 1998

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

                       SIGNATURE                                     TITLE                    DATE
                       ---------                                     -----               --------------

/s/ WILFRED J. CORRIGAN                                   Chairman of the Board and      March 26, 1998
--------------------------------------------------------  Chief Executive Officer
(Wilfred J. Corrigan)                                     (Principal Executive
                                                          Officer)

/s/ R. DOUGLAS NORBY                                      Executive Vice President       March 26, 1998
--------------------------------------------------------  and Chief Financial Officer
(R. Douglas Norby)                                        (Principal Financial
                                                          Officer and Principal
                                                          Accounting Officer);
                                                          Director

/s/ T.Z. CHU                                              Director                       March 26, 1998
--------------------------------------------------------
(T.Z. Chu)

/s/ MALCOLM R. CURRIE                                     Director                       March 26, 1998
--------------------------------------------------------
(Malcolm R. Currie)

/s/ JAMES H. KEYES                                        Director                       March 26, 1998
--------------------------------------------------------
(James H. Keyes)

                                                                    EXHIBIT 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 2-86474, No. 2-91907, No. 2-98732, No. 33-6188, No.
33-6203, No. 33-13265, No. 33-17720, No. 33-30385, No. 33-30386, No. 33-36249,
No. 33-41999, No. 33-42000, No. 33-53054, No. 33-66548, No. 33-66546, No.
33-55631, No. 33-55633, No. 33-55697, No. 33-59981, No. 33-59987, No. 333-12887,
No. 333-34285) of LSI Logic Corporation of our report dated January 22, 1998, appearing on page 36 of the Annual Report to Stockholders, which is incorporated by reference in this Annual Report on Form 10-K.

PRICE WATERHOUSE LLP
San Jose, California
March 25, 1998

                               INDEX TO EXHIBITS

     ITEM
     NO.                              DESCRIPTION
    ------                            -----------
        2.1   Agreement and Plan of Merger between LSI Logic Corporation and Mint Technology, Inc., dated July 22, 1997.
        3.1   Amended and Restated Certificate of Incorporation of
              Registrant.(1)
        3.2   By-laws of Registrant.(2)
        4.3   Preferred Shares Rights Plan dated November 16, 1988.(3)
       10.1   Lease dated March 26, 1981 for 1601 McCarthy Boulevard
              between the Registrant and McCarthy Industrial Investors.(4)
       10.1A  First Amendment to Lease dated May 1, 1991 to Lease dated
              March 26, 1981 for 1601 McCarthy Boulevard between the
              Registrant and McCarthy Industrial Investors.(5)
       10.2   Registrant's 1982 Incentive Stock Option Plan, as amended, and forms of Stock Option Agreement.(6)*
       10.3   Registrant's Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.(1)*
       10.8   Lease Agreement dated November 22, 1983 for 48580 Kato Road,
              Fremont, California between the Registrant and Bankamerica
              Realty Investors.(7)
       10.24  Registrant's 1986 Directors' Stock Option Plan and forms of
              Stock Option Agreements.(8)*
       10.29  Form of Indemnification Agreement entered and to be entered into between Registrant and its officers, directors and
              certain key employees.(9)*
       10.35  Amended and Restated LSI Logic Corporation 1991 Equity
              Incentive Plan.*
       10.36  Lease Agreement dated February 28, 1991 for 765 Sycamore
              Drive, Milpitas, California between the Registrant and the
              Prudential Insurance Company of America.(9)
       10.37  Stock Purchase Agreement dated as of January 20, 1995;
              Promissory Note dated January 26, 1995; Note Purchase
              Agreement dated as of January 26, 1995 in connection with
              the Company's purchase of the minority interest in one of
              its Japanese subsidiaries.(11)
       10.38  1995 Director Option Plan.(12)*
       10.39  Y25,000,000,000 Floating Rate Guaranteed Credit Facility
              dated as of December 27, 1995; Guaranty dated as of December
              27, 1995.(12)
       10.39A First Amendment to Y25,000,000,000 Floating Rate Guaranteed
              Credit Facility dated December 24, 1996; Amended and
              Restated Guaranty dated as of December 30, 1996.(13)
       10.40  LSI Logic Corporation International Employee Stock Purchase
              Plan.(14)*
       10.41  $300,000,000 Credit Agreement dated as of December 20, 1996 with ABN AMRO Bank, N.V.(13)
       11.1   Statement Re: Computation of Earnings Per Share.
       13.1   Annual Report to Stockholders for the year ended December
              31, 1997 (to be deemed filed only to the extent required by the instructions for Reports on Form 10-K).
       21.1   List of Subsidiaries.
       23.1   Consent of Independent Accountants (see page 23).
       24.1   Power of Attorney (included on page 22).
       27.1   Financial Data Schedule.

---------------
 (1) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (No. 333-34285) which became effective September 25, 1997.

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

(11) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(12) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(13) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(14) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (No. 333-12887) which became effective September 27, 1996.

 * Denotes management contract or compensatory plan or arrangement.