Form 10-Q
period 1998-03-29
LSI LOGIC CORP
filed 1998-05-13
CIK 703360

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     FOR THE QUARTER ENDED MARCH 29, 1998 or

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

                                YES [x]   NO  [ ]


As of May 7, 1998 there were 140,758,922 shares of registrant's Common Stock, $.01 par value, outstanding.

                              LSI LOGIC CORPORATION
                                    Form 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998
                                      INDEX



                                                                                       Page
                                                                                       No.
                                                                                       ----
PART I  FINANCIAL INFORMATION

Item 1     Financial Statements

               Consolidated Condensed Balance Sheets - March 31, 1998 and
                  December 31, 1997                                                      3

               Consolidated Condensed Statements of Operations - Three-Month
                  Periods Ended March 31, 1998 and 1997                                  4

               Consolidated Condensed Statements of Cash Flows - Three-Month
                  Periods Ended March 31, 1998 and 1997                                  5

               Notes to Consolidated Condensed Financial Statements                      6

Item 2     Management's Discussion and Analysis of Results of Operations
               and Financial Condition                                                  10


PART II    OTHER INFORMATION

Item 1     Legal Proceedings                                                            14


Item 6     Exhibits and Reports on Form 8-K                                             14

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS


                              LSI LOGIC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                               March 31,        December 31,
                                                                  1998              1997
                                                              -----------       -----------
ASSETS
Cash and cash equivalents                                     $   128,930       $   104,571
Short-term investments                                            328,828           386,369
Accounts receivable, less allowance for doubtful
  accounts of $2,325 and $2,597                                   228,259           210,141
Inventories                                                       100,390           102,267
Other current assets                                               65,049            67,113
                                                              -----------       -----------
    Total current assets                                          851,456           870,461

Property and equipment, net                                     1,143,819         1,123,909
Other assets                                                      136,946           132,542
                                                              -----------       -----------
    Total assets                                              $ 2,132,221       $ 2,126,912
                                                              ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                              $   202,186       $   211,135
Accrued salaries, wages and benefits                               40,542            38,422
Other accrued liabilities                                          49,334            56,802
Income taxes payable                                               73,665            87,257
Current portion of long-term obligations and
  short-term borrowings                                            44,837            44,615
                                                              -----------       -----------
    Total current liabilities                                     410,564           438,231
                                                              -----------       -----------
Long-term obligations and deferred income taxes                   117,874           117,511
                                                              -----------       -----------
Minority interest in subsidiaries                                   5,283             5,197
                                                              -----------       -----------
Commitments and contingencies                                        --                --
Stockholders' equity:
  Preferred shares; $.01 par value; 2,000 shares
     authorized                                                      --                --
  Common stock; $.01 par value; 450,000 shares
    authorized; 140,303 and 140,161 shares outstanding             1,403             1,401
Additional paid-in capital                                        966,526           965,422
Retained earnings                                                 642,065           611,622
Cumulative translation adjustment                                 (11,494)          (12,472)
                                                              -----------       -----------
    Total stockholders' equity                                  1,598,500         1,565,973
                                                              -----------       -----------
    Total liabilities and stockholders' equity                $ 2,132,221       $ 2,126,912
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

                             LSI LOGIC CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                          Three Months Ended
                                                              March 31,
                                                       ------------------------
                                                         1998            1997
                                                       --------       ---------
Revenues                                               $324,850       $ 308,388
                                                       --------       ---------
Costs and expenses:
  Cost of revenues                                      183,106         164,120
  Research and development                               63,842          50,384
  Selling, general and administrative                    43,752          45,058
                                                       --------       ---------
    Total costs and expenses                            290,700         259,562
                                                       --------       ---------
Income from operations                                   34,150          48,826

Interest expense                                           --            (1,497)
Interest income and other                                 6,460           6,087
                                                       --------       ---------

Income before income taxes                               40,610          53,416
Provision for income taxes                               10,167          15,009

Net income                                             $ 30,443       $  38,407
                                                       ========       =========

Net income per share:
  Basic                                                $   0.22       $    0.30
                                                       ========       =========

  Diluted                                              $   0.22       $    0.28
                                                       ========       =========

Shares used in computing per share amounts:

  Basic                                                 140,242         130,059
                                                       ========       =========
  Dilutive                                              141,590         143,933
                                                       ========       =========


See accompanying notes to unaudited consolidated condensed financial statements.

                              LSI LOGIC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                       Three Months Ended
                                                                            March 31,
                                                                    ------------------------
                                                                       1998           1997
                                                                    ---------      ---------
Operating activities:
Net income                                                          $  30,443      $  38,407
Adjustments:
  Depreciation and amortization                                        45,272         39,649
  Minority interest in net income of subsidiaries                          58            185
  Changes in:
    Accounts receivable                                               (17,635)        (5,888)
    Inventories                                                         2,257          7,094
    Other assets                                                       (2,306)        (9,553)
    Accounts payable                                                   (9,108)        32,659
    Accrued and other liabilities                                     (19,024)         3,582
                                                                    ---------      ---------
Net cash provided by operating activities                              29,957        106,135
                                                                    ---------      ---------

Investing activities:
  Purchases of debt and equity securities                            (140,586)      (252,544)
  Maturities and sales of debt and equity securities                  197,995        278,283
  Purchase of restricted equity securities                             (2,866)        (4,395)
  Purchases of property and equipment, net of retirements
    and refinancings                                                  (60,758)       (71,565)
                                                                    ---------      ---------
Net cash used for investing activities                                 (6,215)       (50,221)
                                                                    ---------      ---------

Financing activities:
  Proceeds from borrowings                                               --           34,193
  Repayment of debt obligations                                           (48)       (20,308)
  Issuance of common stock                                              1,106          2,414
                                                                    ---------      ---------
Net cash provided by financing activities                               1,058         16,299
                                                                    ---------      ---------

Effect of exchange rate changes on cash and cash                         (441)        (4,895)
                                                                    ---------      ---------
equivalents

Increase in cash and cash equivalents                                  24,359         67,318

Cash and cash equivalents at beginning of period                      104,571        147,059
                                                                    ---------      ---------

Cash and cash equivalents at end of period                          $ 128,930      $ 214,377
                                                                    =========      =========


See accompanying notes to unaudited consolidated condensed financial statements.

                             LSI LOGIC CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1 - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

           For financial reporting purposes, the Company reports on a 13 or 14 week quarter with a year ending December 31. For presentation purposes, the consolidated financial statements refer to the quarter's calendar month end for convenience. The results of operations for the quarter ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

           One customer represented 17% of the Company's consolidated revenue during the first quarter of 1998.


Note 2 - Cash equivalents and short-term investments at March 31, 1998, consisted primarily of U.S. and foreign corporate debt securities, commercial paper, auction rate preferred stock, U.S. and foreign government and agency securities and time deposits. Cash equivalents and short-term investments held at March 31, 1998 and at December 31, 1997 approximate fair market value and it is the Company's intention to hold these investments for one year or less. As of March 31, 1998, contractual maturities of available-for-sale securities were $328.8 million maturing within one year. The Company currently does not actively trade securities. Realized gains and losses are based on book value of specific securities sold and were not material during the quarters ended March 31, 1998 and 1997.


Note 3 - The Company has foreign subsidiaries which operate and sell the Company's products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates and interest rates. The Company utilizes various hedge instruments, primarily forward contract, currency swap, interest rate swap and currency option contracts, to manage its exposure associated with firm intercompany and third-party transactions and net asset and liability positions denominated in non-functional currencies. The Company does not hold derivative financial instruments for trading purposes.

           As of March 31, 1998, the Company had several interest rate swap contracts outstanding which convert the interest associated with
           14.187 billion yen ($110 million) of borrowings by the Company's Japanese manufacturing subsidiary from adjustable to fixed rates (ranging from 1.75% to 2.46%). The interest rate swaps cover payments to be made under term borrowings through 2001. Current period gains and losses associated with the interest rate swaps are included in interest expense, or as other gains and losses at such time as related borrowings are terminated.

           The Company enters into forward contracts, currency swaps and currency options to hedge firm commitment, intercompany and third party exposures. There were no foreign exchange related hedge contracts outstanding as of March 31, 1998 and December 31, 1997. The contracts hedging firm intercompany asset and liability positions denominated in non-functional currencies expired on the last day of the first quarter ended March 31, 1998 and year ended December 31, 1997. Premiums associated with option contracts are amortized over the life of the contracts.

           Currency swap contracts outstanding during the quarter are considered identifiable hedges and realized and unrealized gains and losses are deferred until settlement of the underlying commitments. They are recorded as other gains or losses when a hedged transaction is no longer expected to occur. Deferred foreign gains and losses were not material at March 31, 1998 and December 31, 1997. Foreign currency transaction gains and losses included in interest income and other were immaterial for first quarters ended March 31, 1998 and 1997, respectively.


Note 4 - The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations as required by Statement of Accounting Standards No. 128, "Earnings Per Share
           (EPS)."

           (In thousands, except per share data)

                                                         Three Months Ended March 31,
                                         -------------------------------------------------------------
                                                               1998                            1997
                                         -------------------------------------------------------------
                                                            Per-Share                        Per-Share
                                         Income*    Shares**  Amount     Income*    Shares**   Amount
                                         -------------------------------------------------------------
           Basic EPS
             Net income available
             to common stockholders      $30,443    140,242    $0.22     $38,407    130,059    $0.30
                                                               -----                           -----

           Effect of Dilutive
           Securities
             Common stock equivalents                 1,348                           2,913

             5-1/2% convertible
             subordinated notes                                            1,279     10,961

           Diluted EPS
             Net income available
             to common stockholders      $30,443    141,590    $0.22     $39,686    143,933    $0.28
                                                               -----                           -----

           *Numerator **Denominator

           Options to purchase approximately 6,865,866 and 862,725 which were outstanding at March 31, 1998 and 1997 respectively, were not included in the calculation because the exercise prices were greater than the average market price of common shares in each respective quarter. The exercise price ranges of these options were $25.31 to $58.13 and $33.88 to $58.13 at March 31, 1998 and 1997, respectively.

Note 5 -   Balance sheet and cash flow information (in thousands):

                                             March 31,     December 31,
                                               1998            1997
                                             --------      ------------
           Inventories:
           Raw materials                     $ 25,746        $ 19,892
           Work-in-process                     51,878          58,621
           Finished Goods                      22,766          23,754
                                             --------        --------
              Total                          $100,390        $102,267
                                             ========        ========


                                                 Three Months Ended
                                                     March 31,
                                              -----------------------
                                               1998             1997
                                              -------         -------
           Cash Paid for:
           Income taxes                       $22,372         $22,000
           Interest                           $   847         $ 5,500


           During the three-month period ended March 31, 1998, the Company capitalized $15.7 million related to the preproduction engineering costs for its Gresham, Oregon manufacturing facility. The unamortized preproduction balance at March 31, 1998 is $49.7 million. In April 1998, The Accounting Standards Executive Committee (AcSEC) released Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-up Activities". The new SOP is effective for fiscal years beginning after December 15, 1998 and requires companies to expense all costs incurred or unamortized in connection with start-up activities as of January 1, 1999. The Company will expense the unamortized preproduction balance as of the effective date and present it as a cumulative effect of a change in accounting principle in accordance with SOP 98-5.


Note 6 - During the first three months of 1998, the Company's Japanese sales affiliate sold approximately $35 million of its accounts receivables through non-recourse financing programs with two Japanese banks. These receivables were discounted at short-term Yen borrowing rates (averaging approximately 0.46%) and related fees were not material.


Note 7 - In January 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130,"Reporting Comprehensive Income". Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income, for the Company, is from foreign currency translation adjustments and gains and losses on a long-term intercompany loan with the Company's Japanese affiliate. Comprehensive income for the current reporting and comparable period in the prior year is as follows:

           (In thousands)

                                                  Three Months Ended
                                                      March 31,
                                                ---------------------
                                                  1998          1997
                                                -------       -------
           Comprehensive Income                 $31,088       $22,228
                                                =======       =======


Note 8 - A discussion of certain pending legal proceedings is included in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The information provided therein remains unchanged. The Company continues to believe that the final outcome of such matters discussed will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing parties, with the potential for having an adverse effect on the Company's financial position or its results of operations.

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

The Company currently has international subsidiaries which operate and sell the Company's products in various global markets. The Company purchases a substantial portion of its raw materials and equipment from foreign suppliers, and incurs labor and other operating costs, particularly at its Japanese manufacturing facility, in foreign currencies. As a result, the Company is exposed to international factors such as changes in foreign currency exchange rates or economic conditions of the respective countries in which the Company operates. The Company utilizes various instruments, primarily forward exchange, currency swap and currency option contracts, to manage its exposure associated with currency fluctuations on intercompany and certain foreign currency denominated commitment. At March 31, 1998, the Company had no foreign currency hedge contracts outstanding (see Note 3 to the Unaudited Consolidated Condensed Financial Statements). Despite its hedging activities, the Company continues to be exposed to the risks associated with fluctuation of foreign currency exchange rates, particularly the Japanese yen. There can be no assurance that such fluctuation will not cause a material adverse effect on the Company's financial position or results of operations.

The Company's corporate headquarters and manufacturing facilities are located near major earthquake faults. As a result, in the event of a major earthquake the Company could suffer damages which could materially and adversely affect the operating results and financial condition of the Company.

There have been no significant changes in the year 2000 issue during the first three months of 1998 as compared to the discussion in the Company's 1997 Annual Report on Form 10-K for the year ended December 31, 1997.

While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information, management recommends that this discussion and analysis be read in conjunction with Management's Discussion and Analysis included in the Company's 1997 Annual Report on Form 10-K for the year ended December 31, 1997.

Statements in this discussion and analysis contain forward looking information and involve known and unknown risks and uncertainties, which may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. In addition to the factors discussed above, such factors may include, but may not necessarily be limited to fluctuations in customer demand, both in timing and volumes, and fluctuations in currency exchange rates. Also, the Company's ability to have available an appropriate amount of production capacity in a timely manner can significantly impact the Company's financial performance. The timing of new technology and product introductions and the risk of early obsolescence are also important factors. Further, the Company operates in an industry sector where securities values are highly volatile and may be influenced by economic and other factors beyond the Company's control. (See additional discussion contained in "Risk Factors", set forth in Part 1 of the Company's report on Form 10-K for the year ended December 31, 1997.)

RESULTS OF OPERATIONS

Revenues for the first quarter of 1998 increased 5.3% to $324.9 million as compared to the same period in 1997. The increase in revenues was primarily due to increased demand for the Company's products for communications and consumer applications, partially offset by overall lower average selling prices when expressed in dollars. One customer represented 17% of the Company's consolidated revenues during the first quarter of 1998.

Key elements of the statements of operations, expressed as a percentage of revenues, were as follows:

                                                       Three Months Ended
                                                           March 31,
                                                    -----------------------
                                                    1998               1997
                                                    ----               ----
Gross margin                                        43.6%              46.8%
Research and development expenses                   19.7%              16.3%
Selling, general and administrative expenses        13.5%              14.6%
Income from operations                              10.5%              15.8%


Gross margin decreased to 43.6% during the first quarter of 1998 from 46.8% in the same period in 1997. The decrease was primarily related to the combination of a change in product mix yielding lower margins and overall lower average selling prices when expressed in dollars, offset partially by improved capacity utilization. Although the average yen exchange rate for the first three months of 1998 weakened by approximately 6% from the same period in 1997, the effect on gross margin and net income was not material due to the Company's yen denominated sales offsetting a substantial portion of its yen denominated costs and the Company's hedging of a portion of its remaining yen exposures during these periods. However, there can be no assurance that future changes in the relative strength of the yen, or the mix of foreign denominated revenues and expenses, will not have a material effect on gross margin or operating results.

The Company's operating environment, combined with the resources required to operate in the semiconductor industry, requires managing a wide variety of factors such as factory and capacity utilization, manufacturing yields, product mix, availability of certain raw materials, terms negotiated with third-party subcontractors and foreign currency exchange rate fluctuations. The gross margin in the first quarter of 1998 may not be indicative of expected results for the remainder of the fiscal year.

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

Research and development (R&D) expenses increased $13.5 million to $63.8 million during the first quarter of 1998 compared to the same period in 1997. The increase in R&D expenses is primarily attributable to the Company's continued development of advanced technology sub-micron products and the related manufacturing processes, packaging and design processes. As a percentage of revenues, R&D expenses increased to 19.7% in the first quarter of 1998 compared to 16.3% during the same period in 1997. As the Company continues its commitment to technological leadership in the high performance semiconductor market, it anticipates to continue with an investment rate in R&D of approximately 19% to 20% of revenues in the second quarter of 1998 and 15% to 18% throughout the second half of 1998.

Selling, general and administrative (SG&A) expenses decreased $1.3 million to $43.8 million during the first quarter of 1998 compared to the same period in 1997. As a percentage of revenues, SG&A expenses decreased to 13.5% in the first quarter of 1998 compared to 14.6% during the same period in 1997. The decrease is primarily related to decreases in certain miscellaneous reserves resulting from the resolution of certain previously accrued contingencies. These decreases were offset in part by increased staffing and compensation levels and information technology costs relating to upgrading the Company's business systems and infrastructure. The Company expects that SG&A expenses will be higher in subsequent quarters in 1998 in absolute dollars, however such expenses may fluctuate as a percentage of revenue on a quarterly basis.

Interest expense for the first quarter of 1998 decreased $1.5 million as compared to the same period in 1997. The decrease is primarily attributable to the conversion of all of the Company's $144 million, 5 1/2% Convertible Subordinated Notes to common stock on March 24, 1997 and the capitalization of interest as part of the construction at the new manufacturing facility in Gresham, Oregon.

The Company recorded a provision for income taxes for the first three months of 1998 and 1997 with an effective rate of 25% and 28%, respectively. The reduction in rate is a result of a change in earnings mix in its foreign subsidiaries which are taxed at lower rates. The Company's effective tax rate is lower than the U.S. statutory rate primarily due to the Company's anticipated utilization of available tax credits and the expected earnings mix in its foreign subsidiaries.


Financial Condition and Liquidity

The Company's cash, cash equivalents and short-term investments decreased $33.2 million during the first three months of 1998 to $457.8 million from $490.9 million at the end of 1997. The decrease is primarily due to purchases of property and equipment and repayment of debt obligations, offset in part by an increase in cash from operations and the issuance of common stock from employee stock option exercises. Working capital increased $8.7 million to $440.9 million at March 31, 1998 from $432.2 million at December 31, 1997. The increase is primarily attributable to a decrease in current liabilities during the first quarter of 1998.

During the first three months of 1998, the Company generated approximately $30 million of cash and cash equivalents from its operating activities compared with $106.1 million during the same period in 1997. The decrease in cash and cash equivalents provided from operations during the first quarter of 1998 as compared to the same period a year ago is primarily attributable to decreases in net income before depreciation and amortization, decreases in accounts payable, decreases in accrued and other liabilities and increases in accounts receivable. The decrease in accounts payable is a reflection of quicker payment cycles during the first quarter as compared with the same period in the previous year. The decrease in accrued and other liabilities is primarily attributable to tax payments and decreases in various reserves. The increase in accounts receivable primarily reflects the combination of increased sales and timing of collection differences during the first quarter of 1998 as compared to the same period in 1997.

Cash and cash equivalents used for investing activities during the first three months of 1998 were $6.2 million compared to $50.2 million during the same period in 1997. The primary investing activities during the first quarter of 1998, other than short-term investments in available for sale debt and equity securities, included purchases of property and equipment and additional investment in non-marketable shares of other technology companies. The Company believes that maintaining technological leadership in the highly competitive worldwide semiconductor industry requires substantial ongoing investment in advanced manufacturing capacity. Capital additions were $60.7 million net of retirements and refinancings during the first three months of 1998. The additions were primarily for costs related to the new eight-inch wafer manufacturing facility in Gresham, Oregon. The Company expects to spend approximately $104 million during the remainder of 1998 to bring this facility to operational status.

Cash and cash equivalents provided by financing activities during the first three months of 1998 totaled approximately $1.1 million. This is attributable primarily to the issuance of common stock from employee stock option exercises offset in part by the repayment of debt obligations. There were no repurchases of common stock by the Company during the quarter.

In December 1996, the Company entered into a credit arrangement with several banks for a $300 million revolving line of credit expiring in December 1999. The agreement allows for borrowings at an adjustable interest rate. Interest payments are due quarterly. The agreement includes financial covenants relating to senior debt ratio, quick ratio, debt service ratio, subordinated debt and tangible net worth. At March 31, 1998, the Company did not have any borrowings outstanding under this credit agreement. In addition, the Company's Japanese manufacturing subsidiary, JSI, has a credit facility with adjustable interest rates. Borrowings outstanding under the credit facility are for a term of five years with principal payments due semiannually beginning July 1997. The Company must comply with certain financial covenants relating to profitability, tangible net worth, working capital, senior and total debt leverage and subordinated indebtedness. At March 31, 1998, the Company was in compliance with these covenants. As of March 31, 1998, JSI had 14 billion yen ($110 million) outstanding under the facility. Each of the Company's significant foreign affiliates have lines of credit available for local currency borrowings. These foreign bank lines of credit were not material as of March 31, 1998.

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

Recent Accounting Pronouncements

In April 1998, The Accounting Standards Executive Committee (AcSEC) released Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-up Activities". The new SOP is effective for fiscal years beginning after December 15, 1998 and requires companies to expense all costs incurred or unamortized in connection with start-up activities as of January 1, 1999. The Company will expense the unamortized preproduction balance as of the effective date and present it as a cumulative effect of a change in accounting principle in accordance with SOP 98-5.

                                     Part II

Item 1     Legal Proceedings

           Reference is made to Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 for a discussion of certain pending legal proceedings. The information provided at such reference regarding other matters remains unchanged. The Company continues to believe that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing parties, with the potential for having an adverse effect on the Company's financial position or its results of operations.

Item 6  Exhibits and Reports on Form 8-K

(a)        Exhibits

           27.1    Financial Data Schedule

(b)        Reports on Form 8-K

           None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              LSI LOGIC CORPORATION

                              (Registrant)



Date: May 7, 1998             By   /s/ R. Douglas Norby
                                 -----------------------------


                              R.    Douglas Norby


                              Executive Vice President Finance &
                                   Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit
Number                            Description
------                            -----------
27.1                     Financial Data Schedule
27.2                     Restated Financial Data Schedule