Form 10-Q
period 1998-06-30
LSI LOGIC CORP
filed 1998-08-06
CIK 703360

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q


(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarter Ended June 28, 1998

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


As of July 31, 1998 there were 140,945,232 shares of registrant's Common Stock, $.01 par value, outstanding.



                         LSI LOGIC CORPORATION
                               Form 10-Q
                  FOR THE QUARTER ENDED JUNE 30, 1998
                                 INDEX



                                                            Page
                                                            No.

PART I Financial Information

Item 1 Financial Statements

          Consolidated Condensed Balance Sheets - June 30,
		1998 and December 31, 1997                                 3

          Consolidated  Condensed Statements of  Operations
		-  Three-month and Six-Month Periods Ended
		June 30, 1998 and 1997                           			       4

          Consolidated Condensed Statements of Cash Flows -
		Six-Month Periods Ended June 30, 1998
		and 1997                                         			       5

          Notes to Consolidated Condensed Financial
		Statements		                                      		       6

Item 2 Management's Discussion and Analysis of Results of
	  Operations and Financial Condition                        11


PART II   Other Information

Item 1 Legal Proceedings                                     16

Item 4 Submission of Matters to a Vote of Security Holders   16

Item 6 Exhibits and Reports on Form 8-K                      16



                                PART I
Item 1.  Financial Statements

                         LSI LOGIC CORPORATION
                 CONSOLIDATED CONDENSED BALANCE SHEETS
               (In thousands, except per share amounts)
                              (Unaudited)
                                        June 30,   December 31,
                                          1998         1997
ASSETS
Cash and cash equivalents               $131,119      $ 104,571
Short-term investments                   278,111        386,369
Accounts receivable, less allowance
for doubtful                             231,461        210,141
 accounts of $2,548 and $2,597
Inventories                              101,379        102,267
Other current assets
                                          82,132         67,113
  Total current assets                   824,202        870,461

Property and equipment, net            1,165,206      1,123,909

Other assets                             142,664        132,542
  Total assets                        $2,132,072     $2,126,912

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                        $174,077       $211,135
Accrued salaries, wages and benefits      48,652         38,422
Other accrued liabilities                 51,520         56,802
Income taxes payable                      83,647         87,257
Current portion of long-term
obligations and
 short-term borrowings                    40,955         44,615

  Total current liabilities              398,851        438,231

Long-term obligations and deferred
income taxes                             111,810        117,511
Minority interest in subsidiaries
                                           4,920          5,197
Commitments and contingencies                  -              -
Stockholders' equity:
 Preferred shares; $.01 par value;             -              -
2,000 shares authorized
 Common stock; $.01 par value; 450,000
shares authorized;                         1,409          1,401
  140,917 and 140,161 shares
outstanding
Additional paid-in capital               977,416        965,422
Retained earnings                        674,099        611,622
Cumulative translation adjustment       (36,433)       (12,472)

  Total stockholders' equity           1,616,491      1,565,973

  Total liabilities and stockholders' $2,132,072     $2,126,912
equity


      See accompanying notes to unaudited consolidated condensed financial statements.

                         LSI LOGIC CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (In thousands, except per share amounts)
                              (Unaudited)

                          Three Months Ended       Six Months Ended
                               June 30,                June 30,
                           1998        1997        1998        1997
Revenues                 $330,101   $332,004     $654,951    $640,392

Costs and expenses:
 Cost of revenues         175,845    168,999      358,951     333,119
 Research and              64,846     58,068      128,688     108,452
development
 Selling, general and
administrative             50,590     49,274       94,342      94,332
  Total costs and
expenses                  291,281    276,341      581,981     535,903

Income from operations     38,820     55,663       72,970     104,489

Interest expense                -          -            -     (1,497)
Interest income and other   3,925      7,993       10,385      14,080

Income before income       42,745     63,656       83,355     117,072
taxes
Provision for income
taxes                      10,711     17,857       20,878      32,866

Net income                $32,034    $45,799      $62,477     $84,206
Net income per share:
 Basic                      $0.23      $0.32        $0.44       $0.62
 Diluted                    $0.23      $0.32        $0.44       $0.59
Shares used in computing
per share amounts:
 Basic                    140,837    141,733      140,540     135,896
 Dilutive                 142,293    144,998      141,949     144,447

      See accompanying notes to unaudited consolidated condensed financial statements.

                         LSI LOGIC CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (In thousands)
                              (Unaudited)


                                              Six Months Ended
                                                  June 30,
                                             1998          1997
  Operating activities:
  Net income                                $62,477      $84,206
  Adjustments:
   Depreciation and amortization             90,605       79,558
   Minority interest in net income of           157          380
  subsidiaries
   Changes in:
     Accounts receivable                    (27,325)     (21,232)
     Inventories                             (2,302)      (3,168)
     Other assets                           (29,178)     (24,612)
     Accounts payable                       (33,944)       90,953
     Accrued and other liabilities
                                               6,195       32,893
  Net cash provided by operating
  activities                                  66,685      238,978

  Investing activities:
   Purchases of debt and equity            (253,249)    (692,099)
  securities
   Maturities and sales of debt and          361,267      703,526
  equity securities
   Purchase of restricted equity             (6,866)      (6,681)
  securities
   Purchases of property and equipment,
  net of retirements
     and refinancings                      (148,025)     (194,440)

  Net cash used for investing activities    (46,873)     (189,694)

  Financing activities:
   Proceeds from borrowings                        -       34,193
   Repayment of debt obligations                (81)     (66,509)
   Issuance of common stock
                                              12,002       13,520
  Net cash provided by (used for)
  financing activities                        11,921     (18,796)

  Effect of exchange rate changes on cash
  and cash equivalents                       (5,185)        (512)

  Increase in cash and cash equivalents       26,548       29,976

  Cash and cash equivalents at beginning
  of period                                  104,571      147,059

  Cash and cash equivalents at end of
  period                                     $131,119      $177,035


            See accompanying notes to unaudited consolidated condensed financial statements.


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

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes. Actual results could differ from those estimates.

       For financial reporting purposes, the Company reports on a 13 or 14 week quarter with a year ending December 31. For presentation purposes, the consolidated financial statements refer to the quarter's calendar month end for convenience. The results of operations for the quarter ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

       One   customer  represented  11%  and  14%  of  the   Company's
       consolidated revenue during the second quarter and first half of 1998, respectively.


Note 2 - Cash equivalents and short-term investments at June 30, 1998, consisted primarily of U.S. and foreign corporate debt securities, commercial paper, auction rate preferred stock, U.S. and foreign government and agency securities and time deposits. Cash equivalents and short-term investments held at June 30, 1998 and at December 31, 1997 approximate fair market value and it is the Company's intention to hold these
       investments  for  one  year or less.   As  of  June  30,  1998,
       contractual maturities of available-for-sale securities were $278.1 million maturing within one year. The Company currently does not actively trade securities. Realized gains and losses are based on book value of specific securities sold and were not material during the quarters ended June 30, 1998 and 1997.


Note 3 -                                            The Company has fo
       reign subsidiaries which operate and sell the Company's products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates and interest rates. The Company utilizes various hedge instruments, primarily forward contract, currency swap, interest rate swap and currency option contracts, to manage its exposure associated with firm intercompany and third-party transactions and net asset and liability positions denominated in non-functional currencies. The Company does not hold derivative financial instruments for speculative or trading purposes.

       As of June 30, 1998, the Company had several interest rate swap contracts outstanding which convert the interest associated with $14.187 billion yen ($100.4 million) of borrowings by the Company's Japanese manufacturing subsidiary from adjustable to fixed rates (ranging from 1.75% to 2.46%). The interest rate swaps cover payments to be made under term borrowings through 2001. Current period gains and losses associated with the interest rate swaps are included in interest expense, or as other gains and losses at such time as related borrowings are terminated.

       The  Company  enters into forward contracts and currency  swaps to hedge firm commitment, intercompany and third party exposures. There were no forward or currency swap exchange related hedge contracts outstanding as of June 30, 1998 and December 31, 1997. The forward and currency swap contracts hedging firm intercompany asset and liability positions denominated in non-functional currencies expired on the last day of the second quarter ended June 30, 1998 and year ended December 31, 1997. The Company enters into currency option contracts for purposes of hedging firm commitment, intercompany, third party and anticipated third party sales. At June 30, 1998, the Company had several purchased currency options outstanding expiring quarterly through June 1999 with an aggregate contract value of $285 million dollars to hedge anticipated third-party yen revenue exposure in each quarter through the second half of 1999. A portion of the options qualified for hedge accounting treatment and realized and unrealized gains and option premiums are deferred until the option  is  exercised  or expires.  Net  unrealized  gains  and losses on the option contracts not qualifying for hedge accounting treatment were not material as of June 30, 1998 and the premiums on the option contracts are amortized over the life of the option contract. Amortization expense of such option premiums was immaterial for the three months ended June 30, 1998. The deferred premiums on all outstanding options was $ 8.9 million as of June 30, 1998 and was included in other current assets.

       Currency swap contracts outstanding during the quarter are considered identifiable hedges and realized and unrealized gains and losses are deferred until settlement of the underlying commitments. They are recorded as other gains or losses when a hedged transaction is no longer expected to occur. Deferred foreign gains and losses were not material at June 30, 1998 and December 31, 1997. Foreign currency transaction gains and losses included in interest income and other were immaterial for second quarters ended June 30, 1998 and 1997, respectively.

       In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Upon adoption of SFAS 133, the Company will be required to adjust hedging instruments to fair value in the balance sheet, and recognize the offsetting gain or loss as transition adjustments to be reported in net income or other comprehensive income, as appropriate, and presented in a manner similar to the cumulative effect of a change in accounting principle. While the Company believes the adoption of this statement will not have a material effect on the Company's results of operations as most derivative instruments are closed on the last day of each fiscal quarter, the impact of the adoption of SFAS 133 as of the effective date cannot be reasonably estimated at this time.

Note 4 - The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations as required by Statement of Accounting Standards No. 128, "Earnings Per Share (EPS)."




       (In thousands, except per share data)

                                  Three Months Ended June 30,
                                  1998                      1997
                                          Per-                  Per-
                                         Share                 Share

                          Income* Shares^Amount Income*Shares^Amount
        Basic EPS
        Net income
        available to     $32,034 140,837 $0.23 $45,799 140,733 $0.32
         common stockholders

        Effect of Dilutive
        Securities
        Common stock               1,456                 3,265
        equivalents

        Diluted EPS
        Net income
        available to      $32,034 140,293 $0.23 $45,799 144,998 $0.32
        common stockholders

       *Numerator     ^Denominator

       Weighted average options to purchase approximately 7,085,018 and 638,964 which were outstanding at June 30, 1998 and 1997 respectively, were not included in the calculation because the exercise prices were greater than the average market price of common shares in each respective quarter. The exercise price ranges of these options were $25.31 to $58.13 and $41.88 to $58.13 at June 30, 1998 and 1997, respectively.

                                   Six Months Ended June 30,
                                   1998                  1997
                                      Per-Share              Per-share
                         Income* Shares^ Amount Income* Shares^ Amount
        Basic EPS
        Net income
        available to     $62,477 140,540 $0.44  $84,206 135,896 $0.62
        common stockholders

        Effect of Dilutive
        Securities
        Common stock               1,409                  3,071
        equivalents
        5-1/2% convertible
        subordinated notes                         1,279  5,480

        Diluted EPS
        Net income
        available to      $62,477 141,949 $0.44 $85,485 144,447 $0.59
        common stockholders

       *Numerator     ^Denominator

       Weighted average options to purchase approximately 6,828,212 and 383,447 which were outstanding at June 30, 1998 and 1997 respectively, were not included in the calculation because the exercise prices were greater than the average market price of common shares in each respective quarter. The exercise price ranges of these options were $25.31 to $58.13 and $41.88 to $58.13 at June 30, 1998 and 1997, respectively.





Note 5 -       Balance sheet and cash flow information (in thousands):

                                 June 30,    December
                                                31,
                                  1998        1997
       Inventories:
       Raw materials              $27,886      $19,892
       Work-in-process             44,652       58,621
       Finished Goods              28,841       23,754
          Total                  $101,379     $102,267



                                   Six Months Ended
                                       June 30,
                                   1998        1997
       Cash Paid for:
       Income taxes              $22,111      $13,200
       Interest                   $1,588       $6,700

       During the six month period ended June 30, 1998, the Company capitalized $34.7 million related to the preproduction engineering costs for its Gresham, Oregon manufacturing facility. The unamortized preproduction balance at June 30, 1998 is $69.2 million. In April 1998, The Accounting Standards Executive Committee (AcSEC) released Statement of Position
       (SOP) No. 98-5, "Reporting on the Costs of Start-up Activities." The new SOP is effective for fiscal years beginning after December 15, 1998 and requires companies to expense all costs incurred or unamortized in connection with start-up activities as of January 1, 1999. The Company will expense the unamortized preproduction balance in January 1999 and will present it as a cumulative effect of a change in accounting principle in accordance with SOP 98-5.


Note 6 -         During the first half of 1998, the Company's Japanese
       sales affiliate sold approximately $45.5 million of its accounts receivables through non-recourse financing programs with two Japanese banks. These receivables were discounted at short-term Yen borrowing rates (averaging approximately 0.44%) and related fees were not material.


Note 7 -        In  January  1998,  the Company adopted  Statement  of
       Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income, for the Company, is due to foreign currency translation adjustments and gains and losses on a long-term intercompany loan with the Company's Japanese affiliate. Comprehensive income for the second quarter and first half of 1998 and comparable periods in the prior year is as follows:





       (In thousands)

                                Three Months          Six Months
                                   Ended                Ended
                                  June 30,             June 30,
                               1998      1997       1998       1997
        Comprehensive Income  $15,599   $61,260    $46,702    $83,541

Note 8 -         On  June  28,  1998,  the  Company  entered  into  an
       agreement with Hyundai Electronics Industries Co. Ltd, a corporation incorporated under the laws of the Republic of Korea ("HEI"), and Hyundai Electronic of America, a California corporation ("HEA") and a subsidiary of HEI, to acquire all of the outstanding capital stock of Symbios, Inc. ("Symbios"), a Delaware corporation and a wholly owned subsidiary of HEA. The Company agreed to acquire all of the outstanding stock of Symbios from HEA for $760 million in cash, including assumed liabilities and subject to adjustment in certain circumstances. In addition, the Company will assume the stock options outstanding under the Symbios' employee stock option plan. The transaction will be accounted for as a purchase. The Company expects to fund the purchase price through a combination of cash reserves and debt financing. Upon completion of the transaction, Symbios will be a wholly-owned subsidiary of the Company. On July 23, 1998, the Company was advised that its' request for early termination of the waiting period provided by Section 7A(b)(1) of the Clayton Act and
       Section 803.10(b) of the pre-merger notification rules under the Hart-Scott-Rodino Antitrust Improvements Act of 1978 with respect to the proposed acquisition of Symbios had been granted effective as of that date. Completion of this transaction is subject to customary closing conditions.


Note 9 -         A discussion of certain pending legal proceedings  is
       included in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The information provided therein remains unchanged. The Company continues to believe that the final outcome of such matters discussed will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing parties, with the potential for having an adverse effect on the Company's financial position or its results of operations.

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

The Company currently has international subsidiaries which operate and sell the Company's products in various global markets. The Company purchases a substantial portion of its raw materials and equipment from foreign suppliers, and incurs labor and other operating costs, particularly at its Japanese manufacturing facility, in foreign currencies. As a result, the Company is exposed to international factors such as changes in foreign currency exchange rates or economic conditions of the respective countries in which the Company operates. The Company utilizes various instruments, primarily forward exchange, currency swap and currency option contracts to manage its exposure associated with currency fluctuations on intercompany, certain foreign currency denominated commitments and anticipated third party sales (see Note 3 to the Unaudited Consolidated Condensed Financial Statements). Despite its hedging activities, the Company continues to be exposed to the risks associated with fluctuation of foreign currency exchange rates, particularly the Japanese yen. There can be no assurance that such fluctuation will not cause a material adverse effect on the Company's financial position or results of operations.

The Company's corporate headquarters and manufacturing facilities are located near major earthquake faults. As a result, in the event of a major earthquake the Company could suffer damages which could materially and adversely affect the operating results and financial condition of the Company.

There have been no significant changes in the year 2000 issue or in the market risk disclosures during the first half of 1998 as compared to the discussion in the Company's 1997 Annual Report on Form 10-K for the year ended December 31, 1997.

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

Results of Operations

Revenues for the second quarter of 1998 decreased 0.6% as compared to the second quarter of 1997. The decrease was primarily attributable to lower average selling prices when expressed in dollars most notably for the Company's products for consumer applications, decreased demand for the Company's products for computer applications, offset in part by increased demand for the Company's products for communications applications. Revenues for the first half of 1998 increased 2.3% compared to the same period in 1997. The increase was primarily attributable to increased demand for the Company's products for communications applications, partially offset by decreased demand for the Company's products for consumer and computer applications and overall lower average selling prices when expressed in dollars. One customer represented 11% and 14% of the Company's consolidated revenues during the second quarter and first half of 1998.

Key  elements  of  the  statements  of  operations,  expressed  as   a
percentage of revenues, were as follows:

                                  Three Months       Six Months
                                     Ended             Ended
                                    June 30,          June 30,
                                  1998    1997     1998     1997
        Gross margin             46.7%   49.1%     45.2%   48.0%
        Research and development 19.6%   17.5%     19.6%   16.9%
        expenses
        Selling, general and     15.3%   14.8%     14.4%   14.7%
        administrative expenses
        Income from operations    11.8    16.8     11.1%    16.3


Gross margin as a percentage of revenues decreased to 46.7% and 45.2% during the second quarter and first half of 1998, respectively, from 49.1% and 48.0% in the same periods in 1997. The decrease was primarily related to the combination of a change in product mix yielding lower margins and overall lower average selling prices when expressed in dollars, offset partially by improved capacity utilization. Although the average yen exchange rate for the first half of 1998 weakened by approximately 9.4% from the same period in 1997, the effect on gross margin and net income was not material due to the Company's yen denominated sales offsetting a substantial portion of its yen denominated costs and the Company's hedging of a portion of its remaining yen exposures during these periods. However, there can be no assurance that future changes in the relative strength of the yen, or the mix of foreign denominated revenues and expenses, will not have a material effect on gross margin or operating results.

The Company's operating environment, combined with the resources required to operate in the semiconductor industry, requires managing a wide variety of factors such as factory and capacity utilization, manufacturing yields, product mix, availability of certain raw materials, terms negotiated with third-party subcontractors and foreign currency exchange rate fluctuations. The gross margin in the first two quarters of 1998 may not be indicative of expected results for the remainder of the fiscal year.

The Company is currently constructing a new manufacturing facility in Gresham, Oregon. This new facility is expected to become operational during the fourth quarter of 1998 to accommodate anticipated future capacity requirements. If demand does not absorb the Company's available capacity at a sufficient rate, or if achieved, such demand is not sustained, the Company's gross margin and operating results could be negatively impacted in future periods.

Research and development (R&D) expenses increased $6.8 million, and $20.2 million, respectively, to $64.8 million and $128.7 million during the second quarter and first half of 1998 compared to the same periods in 1997. The increase in R&D expenses is primarily attributable to the Company's continued development of advanced technology sub-micron products and the related manufacturing, packaging and design processes. As a percentage of revenues, R&D expenses increased to 19.6% in the second quarter and first half of 1998 compared to 17.5% and 16.9%, respectively, during the same periods in 1997. As the Company continues its commitment to technological leadership in the high performance semiconductor market, it anticipates continuing with an investment of 19% to 20% of revenues during the second half of 1998.

Selling, general and administrative (SG&A) expenses increased $1.3 million and $.01 million, to $50.6 million and $94.34 million, respectively, in the second quarter and first half of 1998 compared to the same periods in 1997. The increase is primarily attributable to costs of setting up new sales offices in Asia Pacific and the U.S during the first half of 1998, coupled with additional expenses from increased compensation and staffing levels and increased information technology costs relating to upgrading the Company's business systems and infrastructure. As a percentage of revenues, SG&A expenses increased to 15.3% in the second quarter of 1998, and decreased to 14.4% in the first half of 1998, compared to 14.8% and 14.7%, respectively, during the same periods in 1997. The Company expects that SG&A expense as a percentage of revenue will not be significantly different throughout the second half of 1998.

Interest expense for the first half of 1998 decreased $1.5 million as compared to the same period in 1997. The decrease is primarily attributable to the conversion of all of the Company's $144 million, 5 1/2% Convertible Subordinated Notes to common stock on March 24, 1997 and capitalization of interest as part of the construction at the new manufacturing facility in Gresham, Oregon.

Interest income and other decreased $4.1 million and $3.7 million in the second quarter and first half of 1998 to $3.9 million and $10.4 million, respectively, as compared to the same periods in 1997. The decrease primarily relates to a reduction of interest income generated from the Company's lower average balance of cash, cash equivalents and short-term investments during the second quarter and first half of 1998 as compared to the same periods in 1997, offset in part by gains from sale of a building owned by a European affiliate in the second quarter of 1998.

The Company recorded a provision for income taxes for the first half of 1998 and 1997 with an effective rate of 25% and 28%, respectively. The reduction in rate is a result of a change in earnings mix in its foreign subsidiaries which are taxed at lower rates. The Company's effective tax rate is lower than the U.S. statutory rate primarily due to the Company's anticipated utilization of available tax credits and the expected earnings mix in its foreign subsidiaries.


Financial Condition and Liquidity

The Company's cash, cash equivalents and short-term investments decreased $81.7 million during the first half of 1998 to $409.2 million from $490.9 million at the end of 1997. The decrease is primarily due to additional purchases of property and equipment and higher amounts of cash used in the Company's operations. Working capital decreased $6.9 million to $425.3 million at June 30, 1998 from $432.2 million at December 31, 1997.

During the first half of 1998, the Company generated approximately $66.7 million of cash and cash equivalents from its operating activities compared with $239.0 million during the same period in 1997. The decrease in cash and cash equivalents provided from operations during the first half of 1998 as compared to the same period a year ago is primarily attributable to decreases in net income before depreciation and amortization and decreases in accounts payable and accrued and other liabilities. The decrease in accounts payable reflects a combination of factors primarily related to the timing of invoice receipt and payment compared to the previous period, and a reduction of capital expenditures in the first half of 1998 relative to the same period in prior year for the Company's manufacturing facility in Gresham, Oregon as it approaches completion. The decrease in accrued and other liabilities is primarily attributable to lower income tax accruals resulting primarily from lower taxable income and a lower effective income tax rate during the first half of 1998 as compared to the same period in 1997.

Cash and cash equivalents used for investing activities during the first half of 1998 were $46.9 million compared to $189.7 million during the same period in 1997. The primary investing activities during the first half of 1998, other than short-term investments in available for sale debt and equity securities, included purchases of property and equipment and additional investments in non-marketable shares of other technology companies. The decrease in cash used for investing activities from the first half of 1998 as compared to the same period in 1997 is primarily attributable to a decrease in purchases of property and equipment, net of retirements and refinancings. The Company believes that maintaining technological leadership in the highly competitive worldwide semiconductor industry requires substantial ongoing investment in advanced manufacturing capacity. Capital additions were $148.0 million and $194.4 million, net of retirements and refinancings, during the first half of 1998 and 1997, respectively. The additions were primarily for costs related to the new eight-inch wafer manufacturing facility in Gresham, Oregon. The Company expects to spend approximately $82 million during the remainder of 1998 to bring this facility to operational status.

Cash and cash equivalents provided by financing activities during the first half of 1998 totaled approximately $11.9 million, compared to $18.8 million of cash used in the same period of 1997. The primary financing activities during the first half of 1998 are attributable to the issuance of common stock associated with the employee stock purchase plan and employee stock option exercises. In the first half of 1997, the primary activities from financing activities included repayments of debt obligations offset in part by the issuance of common stock associated with the employee stock purchase plan and employee stock option exercises. There were no repurchases of common stock by the Company during the first half of 1998 and 1997.

In December 1996, the Company entered into a credit arrangement with several banks for a $300 million revolving line of credit expiring in December 1999. The agreement allows for borrowings at an adjustable interest rate. Interest payments are due quarterly. The agreement includes financial covenants relating to senior debt ratio, quick ratio, debt service ratio, subordinated debt and tangible net worth. At June 30, 1998, the Company did not have any borrowings outstanding under this credit agreement. In addition, the Company's Japanese manufacturing subsidiary, JSI, has a credit facility with adjustable interest rates. Borrowings outstanding under the credit facility are for a term of five years with principal payments due semiannually beginning July 1997. The Company must comply with certain financial covenants relating to profitability, tangible net worth, working capital, senior and total debt leverage and subordinated indebtedness. At June 30, 1998, the Company was in compliance with these covenants. As of June 30, 1998, JSI had 14.187 billion yen ($100.4 million) outstanding under the facility. Each of the Company's significant foreign affiliates have lines of credit available for local currency borrowings. These foreign bank lines of credit were not material as of June 30, 1998.

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


Recent Accounting Pronouncements

In April 1998, The Accounting Standards Executive Committee (AcSEC) released Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-up Activities". The new SOP is effective for fiscal years beginning after December 15, 1998 and requires companies to expense all costs incurred or unamortized in connection with start-up activities as of January 1, 1999. The Company will expense the unamortized preproduction balance in January 1999 and present it as a cumulative effect of a change in accounting principle in accordance with SOP 98-5.

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges, and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Upon adoption of SFAS 133, the Company will be required to adjust hedging instruments to fair value in the balance sheet, and recognize the offsetting gain or loss as transition adjustments to be reported in net income or other comprehensive income, as appropriate, and presented in a manner similar to the cumulative effect of a change in accounting principle. While the Company believes the adoption of this statement will not have a material effect on the Company's results of operations as most derivative instruments are closed on the last day of each fiscal quarter, the impact of the adoption of SFAS 133 as of the effective date cannot be reasonably estimated at this time.


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

Item 4     Submission of Matters to a Vote of Security Holders

           The Annual Meeting of Stockholders of LSI Logic Corporation was held on May 12, 1998 in New York, New York. Of the total 140,279,833 shares outstanding as of the record date, 128,028,912 shares (91.3%) were present or represented by proxy at the meeting. The table below presents the voting results of election of the Company's Board of Directors:

                                   Votes For       Votes
                                                 Withheld
            Wilfred J. Corrigan  126,345,250     1,683,662

            T.Z. Chu             126,320,763     1,708,149

            Malcolm R. Currie    126,284,496     1,744,416

            James H. Keyes       126,336,329     1,692,583

            R. Douglas Norby     126,338,551     1,690,361

           The stockholders approved an amendments to the 1991 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 7,000,000. The proposal received 114,740,482 affirmative votes, 12,435,870 negative votes, 852,560 abstentions, and zero non-votes.

           The stockholders ratified the appointment of PriceWaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ended December 31, 1998. The proposal received 127,153,325 affirmative votes, 474,961 negative votes, 400,626 abstentions, and zero non-votes.

Item 6     Exhibits and Reports on Form 8-K

(a)        Exhibits

           27.1Financial Data Schedule

(b)    	   Reports on Form 8-K

           Registrant Reported Other Events - the agreement to acquire all of the outstanding capital stock of Symbios, Inc. on a Current Report on Form 8-K filed on July 2, 1998.


     Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     LSI LOGIC CORPORATION

     (Registrant)



Date: August 4, 1998               By   /s/ R. Douglas Norby


                                        R.Douglas Norby


                                  Executive Vice President Finance &
                                       Chief Financial Officer
     Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     LSI LOGIC CORPORATION


     (Registrant)



Date: August 4, 1998               By


                                          R. Douglas Norby


                                 Executive Vice President Finance &
                                       Chief Financial Officer