Form 10-Q/A
period 1998-06-30
LSI LOGIC CORP
filed 1998-08-06
CIK 703360

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

                                PART I
Item 1.  Financial Statements

                         LSI LOGIC CORPORATION
                 CONSOLIDATED CONDENSED BALANCE SHEETS
               (In thousands, except per share amounts)
                              (Unaudited)
                                        June 30,   December 31,
                                          1998         1997
ASSETS
Cash and cash equivalents               $131,119       $104,571
Short-term investments                   278,111        386,369
Accounts receivable, less allowance
for doubtful                             231,461        210,141
 accounts of $2,548 and $2,597
Inventories                              101,379        102,267
Other current assets
                                          82,132         67,113
  Total current assets                   824,202        870,461

Property and equipment, net            1,165,206      1,123,909

Other assets
                                         142,664        132,542
  Total assets                        $2,132,072     $2,126,912

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                        $174,077       $211,135
Accrued salaries, wages and benefits      48,652         38,422
Other accrued liabilities                 51,520         56,802
Income taxes payable                      83,647         87,257
Current portion of long-term
obligations and
 short-term borrowings                    40,955         44,615
  Total current liabilities
                                         398,851        438,231
Long-term obligations and deferred
income taxes                             111,810        117,511
Minority interest in subsidiaries
                                           4,920          5,197
Commitments and contingencies                  -              -
Stockholders' equity:
 Preferred shares; $.01 par value;             -              -
2,000 shares authorized
 Common stock; $.01 par value; 450,000
shares authorized;                         1,409          1,401
  140,917 and 140,161 shares
outstanding
Additional paid-in capital               977,416        965,422
Retained earnings                        674,099        611,622
Cumulative translation adjustment       (36,433)       (12,472)

  Total stockholders' equity           1,616,491      1,565,973

  Total liabilities and stockholders' $2,132,072     $2,126,912
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

       As of June 30, 1998, the Company had several interest rate swap contracts outstanding which convert the interest associated with 14.187 billion yen ($100.4 million) of borrowings by the Company's Japanese manufacturing subsidiary from adjustable to fixed rates (ranging from 1.75% to 2.46%). The interest rate swaps cover payments to be made under term borrowings through 2001. Current period gains and losses associated with the interest rate swaps are included in interest expense, or as other gains and losses at such time as related borrowings are terminated.

       The Company enters into forward contracts, currency swaps and currency option contracts to hedge firm commitments, intercompany transactions and third party exposures. The forward and currency swap contracts hedging firm intercompany asset and liability positions denominated in non-functional currencies expired on the last day of the second quarter ended June 30, 1998 and year ended December 31, 1997. Currency swap contracts outstanding during the quarter are considered identifiable hedges and realized and unrealized gains and losses are deferred until settlement of the underlying commitments. They are recorded as other gains or losses when a hedged transaction is no longer expected to occur. Deferred foreign gains and losses were not material at June 30, 1998 and December 31, 1997. Foreign currency transaction gains and losses included in interest income and other were immaterial for second quarters ended June 30, 1998 and 1997, respectively.

       At June 30, 1998, the Company had several purchased currency options which expire quarterly through June 1999 with an aggregate contract value of $280 million. These currency options were treated as hedges of third-party yen revenue exposures. A significant portion of the options qualify for hedge accounting treatment. The realized and unrealized gains and option premiums are deferred until the option is exercised or expires. The deferred premiums on all outstanding options were $8.9 million as of June 30, 1998 and included in other current assets. Net unrealized gains and losses on the option contracts not qualifying for hedge accounting treatment were not material as of June 30, 1998. Amortization expense of such option premiums was immaterial for the three months ended June 30, 1998. The premiums on such option contracts are amortized over the life of the contract. The options not qualifying for hedge accounting treatment were subsequently closed in July, 1998. The Company does not plan on entering into such options in the future.

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






       (In thousands, except per share data)

                                  Three Months Ended June 30,
                                  1998                      1997
                                        Per-                   Per-
                                       Share                  Share
                       Income* Shares^ Amount Income* Shares^ Amount
        Basic EPS
        Net income
        available to   $32,034 140,837 $0.23  $45,799 141,733 $0.32
        common stockholders

        Effect of Dilutive
        Securities
        Common stock             1,456                  3,265
        equivalents

        Diluted EPS
        Net income
        available to   $32,034 142,293 $0.23  $45,799 144,998 $0.32
        common stockholders

       *Numerator     ^Denominator

       Options to purchase approximately 7,409,773 and 638,964 which were outstanding at June 30, 1998 and 1997 respectively, were not included in the calculation because the exercise prices were greater than the average market price of common shares in each respective quarter. The exercise price ranges of these options were $25.31 to $58.13 and $41.88 to $58.13 at June 30,
       1998 and 1997, respectively.

                                   Six Months Ended June 30,
                                   1998                  1997
                                        Per-                   Per-
                                       Share                  Share
                        Income Shares^ Amount Income Shares^ Amount
        Basic EPS
        Net income
        available to   $62,477 140,540 $0.44  $84,206 135,896 $0.62
        common stockholders

        Effect of Dilutive
        Securities
        Common stock             1,409                  3,071
        equivalents
        5-1/2% convertible
        subordinated notes                      1,279   5,480

        Diluted EPS
        Net income
        available to    $62,477 141,949 $0.44  $85,485 144,447 $0.59
        common stockholders

       *Numerator     ^Denominator

       Options to purchase approximately 7,142,400 and 386,286 which were outstanding at June 30, 1998 and 1997 respectively, were not included in the calculation because the exercise prices were greater than the average market price of common shares in each respective quarter. The exercise price ranges of these options were $25.31 to $58.13 and $41.88 to $58.13 at June 30,
       1998 and 1997, respectively.





Note 5 -       Balance sheet and cash flow information (in thousands):

                                 June 30,    December 31
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

       During the six month period ended June 30, 1998, the Company capitalized $34.7 million related to the preproduction engineering costs for its Gresham, Oregon manufacturing facility. The unamortized preproduction balance at June 30, 1998 is $69.2 million. In April 1998, The Accounting Standards Executive Committee (AcSEC) released Statement of Position
       (SOP) No. 98-5, "Reporting on the Costs of Start-up Activities." The new SOP is effective for fiscal years beginning after December 15, 1998 and requires companies to expense all costs incurred or unamortized in connection with start-up activities. Accordingly, the Company will expense the unamortized preproduction balance as of January 1, 1999 and present it as a cumulative effect of a change in accounting principle in accordance with SOP 98-5.


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

                            Three Months Ended       Six Months Ended
                                  June 30,              June 30,
                               1998      1997       1998       1997
        Comprehensive Income $15,599   $61,260     $46,702    $83,541

Note 8 -         On  June  28,  1998,  the  Company  entered  into  an
       agreement with Hyundai Electronics Industries Co. Ltd, a corporation incorporated under the laws of the Republic of Korea ("HEI"), and Hyundai Electronic of America, a California corporation ("HEA") and a subsidiary of HEI, to acquire all of the outstanding capital stock of Symbios, Inc. ("Symbios"), a Delaware corporation and a wholly owned subsidiary of HEA. The Company agreed to acquire all of the outstanding stock of Symbios from HEA for $760 million in cash, including assumed liabilities and subject to adjustment in certain circumstances. In addition, the Company will assume the stock options outstanding under the Symbios' employee stock option plan. The transaction will be accounted for as a purchase. The Company has started the evaluation of the allocation of purchase price to assets acquired and liabilities assumed. The allocation will include an in-process research and development charge. The Company expects to fund the purchase price through a combination of cash reserves and debt financing. Upon completion of the transaction, Symbios will be a wholly-owned subsidiary of the Company. On July 21, 1998, the Company was advised that its' request for early termination of the waiting period provided by Section 7A(b)(1) of the Clayton Act and
       Section 803.10(b) of the pre-merger notification rules under the Hart-Scott-Rodino Antitrust Improvements Act of 1978 with respect to the proposed acquisition of Symbios had been granted effective as of that date. Completion of this transaction is subject to customary closing conditions.


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


Results of Operations

Revenues for the second quarter of 1998 decreased 0.6% as compared to the second quarter of 1997. The decrease was primarily attributable to lower average selling prices as well as unfavorable effect of foreign exchange most notably for the Company's products for consumer applications, decreased demand for the Company's products for computer applications, offset in part by increased demand for the Company's products for communications applications. Revenues for the first half of 1998 increased 2.3% compared to the same period in 1997. The increase was primarily attributable to increased demand for the Company's products for communications applications, partially offset by decreased demand for the Company's products for consumer and computer applications and overall lower average selling prices and unfavorable effect of foreign exchange. One customer represented 11% and 14% of the Company's consolidated revenues during the second quarter and first half of 1998.

Key  elements  of  the  statements  of  operations,  expressed  as   a
percentage of revenues, were as follows:

                                  Three Months       Six Months
                                     Ended             Ended
                                    June 30,          June 30,
                                  1998    1997     1998     1997
        Gross margin             46.7%   49.1%     45.2%   48.0%

        Research and development 19.6%   17.5%     19.6%   16.9%
        expenses
        Selling, general and     15.3%   14.8%     14.4%   14.7%
        administrative expenses
        Income from operations   11.8%   16.8%     11.1%   16.3%


Gross margin as a percentage of revenues decreased to 46.7% and 45.2% during the second quarter and first half of 1998, respectively, from 49.1% and 48.0% in the same periods in 1997. The decrease was primarily related to the combination of a change in product mix yielding lower margins and overall lower average selling prices when expressed in dollars, offset partially by improved capacity utilization. Although the average yen exchange rate for the second quarter and the first half of 1998 weakened by approximately 12.9% and 9.4%, respectively, from the same periods in 1997, the effect on gross margin and net income was not material due to the Company's yen
denominated  sales  offsetting  a  substantial  portion  of  its   yen
denominated costs and the Company's hedging of a portion of its remaining yen exposures during these periods. However, there can be no assurance that future changes in the relative strength of the yen, or the mix of foreign denominated revenues and expenses, will not have a material effect on gross margin or operating results.

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

Cash and cash equivalents provided by financing activities during the first half of 1998 totaled approximately $11.9 million, compared to $18.8 million of cash used in the same period of 1997. The primary financing activities during the first half of 1998 are attributable to the issuance of common stock associated with the employee stock purchase plan and employee stock option exercises. In the first half of 1997, the primary activities from financing activities included repayments of debt obligations offset in part by the issuance of common stock associated with the employee stock purchase plan and employee stock option exercises. There were no repurchases of common stock by the Company during the first half of 1998 and its comparable period in 1997.

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


Recent Accounting Pronouncements

In April 1998, the Accounting Standards Executive Committee (AcSEC) released Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-up Activities". The new SOP is effective for fiscal years beginning after December 15, 1998 and requires companies to expense all costs incurred or unamortized in connection with start-up activities. The Company will expense the unamortized preproduction balance as of January 1, 1999 and present it as a cumulative effect of a change in accounting principle in accordance with SOP 98-5.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges, and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Upon adoption of SFAS 133, the Company will be required to adjust hedging instruments to fair value in the balance sheet, and recognize the offsetting gain or loss as transition adjustments to be reported in net income or other comprehensive income, as appropriate, and presented in a manner similar to the cumulative effect of a change in accounting principle. While the Company believes the adoption of this statement will not have a material effect on the Company's results of operations as most derivative instruments are closed on the last day of each fiscal quarter, the impact of the adoption of SFAS 133 as of the effective date cannot be reasonably estimated at this time.


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

Item 4         Submission of Matters to a Vote of Security Holders

           The Annual Meeting of Stockholders of LSI Logic Corporation was held on May 12, 1998 in New York, New York. Of the total 140,279,8331 shares outstanding as of the record date, 128,028,912 shares (91.3%) were present or represented by proxy at the meeting. The table below presents the voting results of election of the Company's Board of Directors:

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

           The stockholders approved an amendment to the 1991 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 7,000,000. The proposal received 114,740,482 affirmative votes, 12,435,870 negative votes, 850,560 abstentions, and 0 non-votes.

Item 6         Exhibits and Reports on Form 8-K

(a)        Exhibits

           27.1Financial Data Schedule

(b)        Reports on Form 8-K

           Registrant reported Other Events - the agreement to acquire all of the outstanding capital stock of Symbios, Inc., on a Current Report on Form 8-K filed on July 2, 1998.


     Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     LSI LOGIC CORPORATION

     (Registrant)



Date: August 5, 1998               By   /s/ R. Douglas Norby


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



Date: August 5, 1998               By


                                   R. Douglas Norby


                                Executive Vice President Finance &
                                       Chief Financial Officer