Form 10-Q
period 1998-09-27
LSI LOGIC CORP
filed 1998-11-12
CIK 703360

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
         FOR THE QUARTER ENDED SEPTEMBER 27, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from _______ to ________

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

                                 YES [X] NO [ ]

As of November 9, 1998 there were 141,263,154 shares of the registrant's Common Stock, $.01 par value, outstanding.

                              LSI LOGIC CORPORATION
                                    Form 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 27, 1998
                                      INDEX



                                                                                    Page
                                                                                    No.
                                                                                    ---
PART I   FINANCIAL INFORMATION

Item 1  Financial Statements

            Consolidated Condensed Balance Sheets - September 30, 1998 and
               December 31, 1997                                                     3

            Consolidated Condensed Statements of Operations - Three-Month
               and Nine-Month Periods Ended September 30, 1998 and 1997              4

            Consolidated Condensed Statements of Cash Flows - Nine-Month
               Periods Ended September 30, 1998 and 1997                             5

            Notes to Consolidated Condensed Financial Statements                     6

Item 2  Management's Discussion and Analysis of Results of Operations
            and Financial Condition                                                 16


PART II OTHER INFORMATION

Item 1  Legal Proceedings                                                           24

Item 5  Other Information                                                           24

Item 6  Exhibits and Reports on Form 8-K                                            24


                                     PART I
ITEM 1.  FINANCIAL STATEMENTS


                              LSI LOGIC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                      September 30,        December 31,
                                                                         1998                  1997
                                                                      -----------           -----------
ASSETS
Cash and cash equivalents                                             $   134,713           $   104,571
Short-term investments                                                     93,269               386,369
Accounts receivable, less allowance for doubtful
   accounts of $3,152 and $2,597                                          284,002               210,141
Inventories                                                               183,946               102,267
Other current assets                                                       95,577                67,113
                                                                      -----------           -----------
     Total current assets                                                 791,507               870,461
                                                                      -----------           -----------

Property and equipment, net                                             1,411,543             1,123,909
Goodwill                                                                  263,035                20,852
Other assets                                                              108,634               111,690
                                                                      -----------           -----------
     Total assets                                                     $ 2,574,719           $ 2,126,912
                                                                      ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                      $   205,154           $   211,135
Accrued salaries, wages and benefits                                       59,788                38,422
Accrued restructuring costs                                                24,900                    --
Other accrued liabilities                                                 102,268                56,802
Income taxes payable                                                       63,323                87,257
Current portion of long-term obligations and
   short-term borrowings                                                  152,911                44,615
                                                                      -----------           -----------
     Total current liabilities                                            608,344               438,231
                                                                      -----------           -----------
Long-term obligations and deferred income taxes                           599,709               117,511
Minority interest in subsidiaries                                           4,617                 5,197

Commitments and contingencies                                                  --                    --
Stockholders' equity:
   Preferred shares; $.01 par value; 2,000 shares authorized                   --                    --
   Common stock; $.01 par value; 450,000 shares authorized;
     140,538 and 140,161 shares outstanding                                 1,405                 1,401
Additional paid-in capital                                                997,408               965,422
Retained earnings                                                         391,273               611,622
Cumulative translation adjustment                                         (28,037)              (12,472)
                                                                      -----------           -----------
     Total stockholders' equity                                         1,362,049             1,565,973
                                                                      -----------           -----------
     Total liabilities and stockholders' equity                       $ 2,574,719           $ 2,126,912
                                                                      ===========           ===========

See accompanying notes to unaudited consolidated condensed financial statements.

                              LSI LOGIC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                           Three Months Ended                           Nine Months Ended
                                                              September 30,                               September 30,
                                                     ---------------------------------          ---------------------------------
                                                         1998                 1997                 1998                   1997
                                                     -----------           -----------          -----------           -----------
Revenues                                             $   390,365           $   326,847          $ 1,045,316           $   967,239
                                                     -----------           -----------          -----------           -----------
Costs and expenses:
   Cost of revenues                                      220,829               163,729              579,780               496,848
   Research and development                               77,733                57,746              206,421               166,198
   Selling, general and administrative                    59,055                49,036              153,397               143,368
   Acquired in-process research and
     development                                         224,800                 2,850              224,800                 2,850
   Restructuring of operations and other
     non-recurring charges                                75,400                    --               75,400                   --
   Amortization of intangibles                             5,826                 1,156                8,598                 3,188
                                                     -----------           -----------          -----------           -----------
     Total costs and expenses                            663,643               274,517            1,248,396               812,452
                                                     -----------           -----------          -----------           -----------
(Loss)/income from operations                           (273,278)               52,330             (203,080)              154,787

Interest expense                                          (5,917)                   --               (5,917)               (1,497)
Interest income and other expense                        (20,394)                9,295               (7,237)               25,407
                                                     -----------           -----------          -----------           -----------
(Loss)/income before income taxes                       (299,589)               61,625             (216,234)              178,697
(Benefit)/provision for income taxes                     (16,763)               17,307                4,115                50,173
                                                     -----------           -----------          -----------           -----------
Net (loss)/income                                    $  (282,826)          $    44,318          $  (220,349)          $   128,524
                                                     ===========           ===========          ===========           ===========
Net (loss)/income per share:
   Basic                                             $     (2.01)          $      0.31          $     (1.57)          $      0.93
                                                     ===========           ===========          ===========           ===========
   Diluted                                           $     (2.01)          $      0.31          $     (1.57)          $      0.90
                                                     ===========           ===========          ===========           ===========
Shares used in computing per share amounts:
   Basic                                                 140,827               141,827              140,523               137,873
                                                     ===========           ===========          ===========           ===========
   Dilutive                                              140,827               144,506              140,523               144,543
                                                     ===========           ===========          ===========           ===========


See accompanying notes to unaudited consolidated condensed financial statements.

                              LSI LOGIC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                      -----------------------------
                                                                         1998               1997
                                                                      ---------           ---------
Operating activities:
Net (loss)/ income                                                    $(220,349)          $ 128,524
Adjustments:
   Depreciation and amortization                                        139,841             122,240
   Minority interest in net income of subsidiaries                          221                 566
   Write-off of acquired in-process research and development            224,800               2,850
   Non-cash restructuring and other non-recurring charges                75,400                  --
   Changes in:
     Accounts receivable                                                (16,349)            (36,241)
     Inventories                                                         (3,950)            (12,339)
     Other assets                                                        (5,452)            (37,098)
     Accounts payable                                                   (44,782)             96,536
     Accrued and other liabilities                                      (11,363)             54,996
                                                                      ---------           ---------
Net cash provided by operating activities                               138,017             320,034
                                                                      ---------           ---------

Investing activities:
   Purchases of debt and equity securities                             (301,782)           (933,252)
   Maturities and sales of debt and equity securities                   594,546             996,775
   Purchase of restricted equity securities                              (7,216)             (6,681)
   Purchases of property and equipment, net of retirements
     and refinancings                                                  (230,201)           (348,321)
   Acquisition of stock from minority interest holders                     (599)                 --
   Acquisition of Mint Technology, net of cash acquired                      --              (6,863)
   Acquisition of Symbios, net of cash acquired                        (759,684)                 --
                                                                      ---------           ---------
Net cash used for investing activities                                 (704,936)           (298,342)
                                                                      ---------           ---------

Financing activities:
   Proceeds from borrowings                                             694,682              34,193
   Repayment of debt obligations                                        (99,538)            (67,260)
   Issuance of common stock                                              12,480              15,254
   Repurchase of common stock                                            (5,661)            (12,693)
                                                                      ---------           ---------
Net cash provided by (used for) financing activities                    601,963             (30,506)
                                                                      ---------           ---------

Effect of exchange rate changes on cash and cash equivalents             (4,902)             (1,432)
                                                                      ---------           ---------

Increase (decrease) in cash and cash equivalents                         30,142             (10,246)

Cash and cash equivalents at beginning of period                        104,571             147,059
                                                                      ---------           ---------

Cash and cash equivalents at end of period                            $ 134,713           $ 136,813
                                                                      =========           =========

See accompanying notes to unaudited consolidated condensed financial statements.

                              LSI LOGIC CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 -      Basis of Presentation

              In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments with the exception of the in-process research and development charge discussed in Note 2 and the restructuring charges as outlined in
              Note 3) necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the report on Form 8-K and 8-K/A which were filed with the Securities Exchange Commission on August 21, 1998 and October 20, 1998, respectively.

              On August 6, 1998, the Company completed the acquisition of all of the outstanding capital stock of Symbios, Inc. ("Symbios") from Hyundai Electronics America ("HEA"). HEA is a majority owned subsidiary of Hyundai Electronics Industries Co.,Ltd. ("HEI"), a Korean corporation. The transaction was accounted for as a purchase and accordingly, the results of operations of Symbios and estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated condensed financial statements as of August 6, 1998, the effective date of the purchase through the end of the period. The acquisition of Symbios is discussed further in Note 2. There are no significant differences between the accounting policies of the Company and Symbios.

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes. Actual results could differ from those estimates.

              For financial reporting purposes, the Company reports on a 13 or 14 week quarter with a year ending December 31. For presentation purposes, the consolidated financial statements refer to the quarter's calendar month end for convenience. The results of operations for the quarter ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

              One customer represented 11% and 13% of the Company's consolidated revenue during the third quarter and first nine months of 1998, respectively.

              This Current Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In particular, the assumptions set forth in Note 2 and the Management Discussion and Analysis section of this Current Report on Form 10-Q regarding revenue growth, gross margin increases, cost decreases and cost of capital which underlie the Company's calculation of the in-process research and development expenses contain forward-looking statements and are qualified by the risks associated with "Dependence on New Process Technologies and Products," "Manufacturing Risks," "Capital Needs," "Fluctuations in Operating Results," "Competition," "Currency Risks," "Customer Concentration," "Cyclical Nature of the Semiconductor Business" and "Acquisitions and Investment Alliances" and other risks detailed in LSI Logic's Annual Report on Form 10-K for the year ended December 31, 1997 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998 and other reports filed by LSI Logic with the Securities Exchange Commission from time to time. Actual results could differ materially from those projected in these forward-looking statements as a result of the risks described above as well as other risk factors set forth in LSI Logic's periodic reports both previously and hereafter filed with the Securities Exchange Commission.

Note 2-       Acquisition of Symbios

              As discussed in Note 1, the Company completed the acquisition of all of the outstanding capital stock of Symbios from HEA on August 6, 1998. The transaction was completed pursuant to the Stock Purchase Agreement, dated as of June 28, 1998, the First Amendment to the Stock Purchase Agreement dated August 6, 1998, and the Supplementary Liability Agreement dated August 6, 1998, each agreement by and among the Company, HEA and HEI.

              The Company paid approximately $767 million in cash for all of the outstanding capital stock of Symbios which includes a $10 million payment to HEA which was withheld pending resolution of liabilities in accordance with the Supplementary Liability Agreement dated August 6, 1998. This amount is ultimately payable to HEA or to satisfy liabilities, if any, and was accordingly reflected as a component of the total purchase price. The Company additionally paid approximately $6 million in direct acquisition costs. The purchase was financed using a combination of cash reserves and a new credit facility bearing interest at adjustable rates (see Note 4). In addition, the Company assumed all of the options outstanding under Symbios' 1995 Stock Plan. The Black-Scholes value of the options assumed of approximately $25 million was included as a component of the total purchase price, resulting in a total purchase price of $798 million.

              The total purchase price of $798 million was allocated to the estimated fair value of assets acquired and liabilities assumed. The estimate of fair value of the assets acquired is based on an independent appraisal and management estimates. The purchase price and the related allocation is subject to further refinement and change over the next year.

              The total purchase price was allocated as follows (in thousands):


              Fair value of property, plant and equipment         $ 253,182
              Fair value of other tangible net assets                72,483
              In-process research and development                   224,800
              Current technology                                    199,600
              Assembled workforce and trademarks                     35,200
              Excess of purchase price over net assets assumed       12,659
                                                                  ---------
                                                                  $ 797,924
                                                                  =========

             Symbios Integration
             -------------------

             Management is in the final process of completing its integration plans related to Symbios. The integration plans include initiatives to combine the operations of Symbios and LSI Logic and consolidate duplicative operations. Areas where management estimates may be revised primarily relate to Symbios employee severance and relocation costs and other exit costs. Adjustments to accrued integration costs related to Symbios were recorded as an adjustment to the fair value of net assets in the purchase price allocation. Accrued integration charges include $4 million related to involuntary employee separation and relocation benefits for approximately 300 Symbios employees and $1.4 million in other exit costs primarily relating to the closing of Symbios sales offices and the termination of certain contractual relationships. The accruals recorded related to the integration of Symbios are based upon management's current estimate of integration costs and are in accordance with Emerging Issue Task Force No. ("EITF") 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination."

             In-Process Research and Development
             -----------------------------------

             The amount allocated to in-process research and development was approximately $225 million. This was determined through valuation techniques generally used by appraisers in the high-technology industry and was immediately expensed in the period of acquisition because technological feasibility had not been established and no alternative use had been identified. This amount was expensed as a non-recurring charge upon consummation of the acquisition. The discussion below should be read with reference to the cautionary language with respect to forward looking statements set out in
             Note 1.

             The value assigned to in-process research and development was determined by identifying research projects in areas for which technological feasibility has not been established. These include semiconductor projects of $144 million, storage systems projects of $59 million, and mixed signal process technology projects of $22 million. The value was determined by estimating the costs to develop the in-process research and development into commercially viable projects, estimating the resulting cash flows from such projects and discounting the net cash flows back to their present value.

             The nature of the efforts to develop the in-process research and development into commercially viable products principally relate to the completion of design, verification, documentation, test program development, prototyping, firmware development, hardware and software integration, as well as customer system-level testing for semiconductor, product concept, architecture, design and development, module and unit test, system integration, product release for storage, design rule definition, spice model development, test chip fabrication, silicon to simulation correlation and process qualification for mixed signal process technology. The estimated costs expected to develop the in-process research and development into commercially viable products are approximately $90 million in aggregate -- $23 million in 1998 after August 7, $44 million in 1999, $15 million in 2000, and $8 million from 2001 through 2005.

             The resulting net cash flows from such projects are based on LSI Logic management's estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, and income taxes from such projects. These estimates are based on the below mentioned assumptions.

             The estimated revenues are based on projected average compounded annual revenue growth rates for semiconductor and storage products that are in line with industry analysts' forecasts of growth in substantially all of the markets in which the divisions compete. Estimated total revenues from the in-process research and development product areas are expected to peak in the year 2001 and decline from 2002 - 2005 as other new products are expected to enter the market. These projections are based on the Company's estimates of market size and growth, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. These estimates include projected revenue related to LSI Logic integrating certain Symbios in-process technology into ASIC designs with current LSI Logic customers. These estimates also include projected incremental revenue to LSI Logic's mixed signal business plan due to integrating Symbios' advanced in-process mixed signal capabilities into LSI Logic's in-process mixed signal technologies.

             The Company intends to leverage the combined volumes of LSI Logic and Symbios to achieve more favorable pricing from LSI Logic's current test and assembly subcontractors, to leverage LSI Logic's more advanced process technologies to achieve smaller die sizes and to increase capacity utilization of the wafer fabrication factories due to the combined volumes. As a result of these savings, the estimated gross margin for the Company's newly acquired Colorado semiconductor operations as a percentage of revenues is projected to increase in 1999 with projected continued improvement until it reaches LSI Logic historical gross margin levels.

             The estimated selling, general and administrative costs are expected to decrease from Symbios' historical cost structure. Cost savings are expected to result from the replacement of Symbios' third party sales distributors with LSI Logic's internal sales force, closure of duplicate sales and engineering offices worldwide, reductions in marketing staff and expenses for overlapping product lines and marketing communications, and significant reductions in administrative expenses.

             Discounting the net cash flows back to their present value is based on the weighted average cost of capital ("WACC"). The WACC calculation produces the average required rate of return of an investment from an operating enterprise, based on various required rates of return from investments in various areas of that enterprise. The WACC assumed for LSI Logic, as a corporate business enterprise, is approximately 15%. The discount rate used in discounting the net cash flows from in-process research and development is 23%, which is 500 basis points higher than the discount rate used in discounting the net cash flows from current technology. This discount rate is higher than the WACC due to the inherent uncertainties in the estimates described above including the uncertainty surrounding the successful development of the in-process research and development, the useful life of such technology, the profitability levels of such technology and the uncertainty of technological advances that are unknown at this time.

             If the projects discussed above are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods. Additionally, the value of other intangible assets acquired may become impaired.

             Useful lives of intangible assets
             ---------------------------------

             The estimated weighted average useful life of the intangible assets for current technology, assembled workforce, trademarks and residual goodwill, created as a result of the acquisition, is approximately eight years.

              Pro forma results

              The following unaudited pro forma summary is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had the Company and Symbios been a consolidated entity during the periods presented. The summary combines the results of operations as if Symbios had been acquired as of the beginning of the periods presented.

              The summary includes the impact of certain adjustments such as goodwill amortization, changes in depreciation, estimated changes in interest income because of cash outlays associated with the transaction and elimination of certain notes receivable assumed to be repaid as of the beginning of the periods presented, changes in interest expense because of the new debt entered into with the purchase (see discussion in Note 4) and the repayment of certain debt assumed to be repaid as of the beginning of the periods presented. Additionally, restructuring charges of $75.4 million discussed in Note 3 and in-process research and development of $225 million discussed above have been excluded from the periods presented due to their non-recurring nature.

              (in thousands, except per-share amounts)

                                                  Nine Months Ended
                                                    September 30,
                                     -------------------------------------------
                                               1998                    1997
                                     ------------------      -------------------
                                                     (Unaudited)
               Revenue:              $   1,403,672            $   1,425,275
               Net income:           $      52,888            $     109,118

               Basic EPS             $         .38            $         .79
               Diluted EPS           $         .37            $         .75


Note 3 -      Restructuring

              The Company remains committed to efforts to improve profitability and strengthen competitiveness. As a result of identifying opportunities to streamline operations and maximize the integration of Symbios into the Company's operation, the Company's management, with the approval of the Board of Directors, committed itself to a plan of action and recorded a $75.4 million restructuring charge in the third quarter of 1998. The action undertaken included a worldwide realignment of manufacturing capacity, the consolidation of certain design centers and administrative offices, and a streamlining of the Company's overhead structure to reduce operating expenses. The restructuring charge excludes any integration charges related to Symbios. As discussed in Note 2, restructuring related to Symbios was accrued as a liability assumed in the purchase in accordance with EITF 95-3.

              Restructuring costs include $37.2 million primarily related to fixed assets impaired as a result of the decision to close a manufacturing facility in Tsukuba, Japan; $6.4 million for terminations of leases and maintenance contracts primarily in the U.S. and Europe; $13.1 million in surplus fixed asset and other asset write-downs; and approximately $2.4 million in other exit costs, which result primarily from the consolidation and closure of certain design centers, sales and administrative offices primarily in the U.S. and Europe. Work force reduction costs of $16.3 million primarily include severance costs related to involuntary termination programs for approximately 900 employees and contractors from manufacturing in Japan, and engineering, sales, marketing and finance personnel primarily located in the U.S., Japan and Europe. The fair value of assets determined to be impaired in accordance with the guidance in Statement of Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" were the result of independent appraisals and management estimates. Severance costs and other above noted exit costs were determined in accordance with Emerging Issues Task Force No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". The restructuring actions, as outlined by the plan, are intended to be executed to completion within the next 12 months. The reserve was recorded as of September 30, 1998.

Note 4 -      Debt

              On August 5, 1998, the Company entered into a credit agreement by and among the Company, LSI Logic Japan Semiconductor, Inc., a wholly owned subsidiary of the Company ("LLJSI") and ABN AMRO Bank N.V. ("ABN AMRO"). The credit agreement was restated and superseded by the Amended and Restated Credit Agreement dated as of September 22, 1998 by and among the Company, LLJSI, ABN AMRO and thereafter syndicated to a group of lenders determined by ABN AMRO. The credit agreement consists of two credit facilities: a $575 million senior unsecured reducing revolving credit facility ("Revolver"), and a $150 million senior unsecured revolving credit facility ("364 day Facility").

              On August 5, 1998, the Company borrowed $150 million under the 364 day Facility and $485 million under the Revolver. The credit facilities allow for borrowings at adjustable rates. Interest payments are due quarterly. The 364 day Facility expires on August 3, 1999 at which time borrowings outstanding are payable in full. The Revolver is for a term of four years with principal payments due quarterly beginning on December 31, 1999. The Revolver includes a term loan sub-facility in the amount of 8.6 billion yen made available to LLJSI over the same term. The yen term loan sub-facility is for a period of four years with no required payments until it expires on August 4, 2002. Pursuant to the above noted restated credit agreement, on August 30, 1998, LLJSI repaid it's existing 11.4 billion yen ($79.2 million) credit facility and borrowed 8.6 billion yen ($59.7 million) bearing interest at adjustable rates. Borrowings outstanding under the 364 day Facility and the Revolver including the yen sub-facility were $694.7 million as of September 30, 1998.

              The Company, in accordance with the new credit arrangement, must comply with certain financial covenants related to profitability, tangible net worth, working capital, senior and total debt leverage and subordinated indebtedness. At September 30, 1998, the Company was in compliance with these covenants.

              In December 1996, the Company entered into a credit arrangement with several banks for a $300 million revolving line of credit expiring in December 1999. The Company canceled this agreement on July 31, 1998.


Note 5 -      Derivative financial instruments

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

              On August 5, 1998, the Company recognized a loss of $1.5 million from the decision to close interest rate swap contracts which converted the interest associated with yen borrowings by LLJSI from adjustable to fixed rates. The contracts were closed because the underlying debt was repaid as discussed in Note 4. Current period gains and losses associated with the interest rate swaps are included in interest expense, or as other gains and losses at such time as related borrowings are terminated. At September 30, 1998, there were no interest rate swap contracts outstanding, however, the Company may enter into interest rate swaps in the future.

              The Company enters into forward contracts, currency swaps and currency option contracts to hedge firm commitments, intercompany transactions and third party exposures. The forward and currency swap contracts hedging firm intercompany asset and liability positions denominated in non-functional currencies expired on the last day of the third quarter ended September 30, 1998 and year ended December 31, 1997. Currency swap contracts outstanding during the quarter are considered identifiable hedges and realized and unrealized gains and losses are deferred until settlement of the underlying commitments. They are recorded as other gains or losses when a hedged transaction is no longer expected to occur. Deferred foreign gains and losses were not material at September 30, 1998 and December 31, 1997. Foreign currency transaction gains and losses included in interest income and other were immaterial for the three and nine months ended September 30, 1998 and 1997, respectively.

              At September 30, 1998, total outstanding purchased currency option contracts were $200 million. These contracts expire quarterly through June 1999. These currency options were treated as hedges of third-party yen revenue exposures. The realized and unrealized gains and option premiums are deferred until the exposure underlying the option is recorded. The deferred premiums on all outstanding options were $7 million as of September 30, 1998 and included in other current assets. The Company closed option contracts not qualifying for hedge accounting treatment during the third quarter of 1998 at a gain of $.7 million.

              In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Upon adoption of SFAS 133, the Company will be required to adjust hedging instruments to fair value in the balance sheet, and recognize the offsetting gain or loss as transition adjustments to be reported in net income or other comprehensive income, as appropriate, and presented in a manner similar to the cumulative effect of a change in accounting principle. While the Company believes the adoption of this statement will not have a material effect on the Company's results of operations as most derivative instruments are closed on the last day of each fiscal quarter, the impact of the adoption of SFAS 133 as of the effective date cannot be reasonably estimated at this time.

Note 6 -      Cash equivalents and short-term investments

              Cash equivalents and short-term investments at September 30, 1998, consisted primarily of U.S. and foreign corporate debt securities, commercial paper, auction rate preferred stock, U.S. and foreign government and agency securities and time deposits. Cash equivalents and short-term investments held at September 30, 1998 and at December 31, 1997 approximate fair market value and it is the Company's intention to hold these investments for one year or less. As of September 30, 1998, contractual maturities of available-for-sale securities were $ 93.3 million maturing within one year. The Company currently does not actively trade securities. Realized gains and losses are based on book value of specific securities sold and were not material during the quarters ended September 30, 1998 and 1997.


Note 7 -      Reconciliation of basic and diluted earnings per share

              The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations as required by Statement of Accounting Standards No. 128, "Earnings Per Share ("EPS")."

              (In thousands, except per share data)

                                                                   Three Months Ended September 30,
                                                               1998                                 1997
                                                    ----------------------------------  --------------------------------
                                                                             Per-Share                         Per-Share
                                                     (Loss)*      Shares**    Amount     Income*    Shares**    Amount
                                                    --------      --------   --------    --------   --------   ---------
                Basic EPS
                  Net income available to
                   common stockholders              $(282,826)    140,827     $( 2.01)   $44,318     141,827     $ 0.31
                                                                              -------                            ------


                Effect of Dilutive Securities
                   Common stock equivalents                                                           2,679

                Diluted EPS
                  Net income available to
                   common stockholders              $(282,826)    140,827     $ (2.01)    $44,318   144,506      $ 0.31
                                                                              -------                            ------

              *Numerator   **Denominator

              Options to purchase approximately 13,008,994 and 2,418,138 which were outstanding at September 30, 1998 and 1997 respectively, were not included in the calculation because the exercise prices were greater than the average market price of common shares in each respective quarter. The exercise price ranges of these options were $18.94 to $58.13 and $33.25 to $58.13 at September 30, 1998
              and 1997, respectively. For the three months ended September 30, 1998, common equivalent shares of 1,454,000 were excluded from the computation of diluted shares as a result of their antidilutive effect on earnings per share.


                                                                        Nine Months Ended September 30,
                                                                 1998                                 1997
                                                      ----------------------------------  --------------------------------
                                                                               Per-Share                         Per-Share
                                                       (Loss)*      Shares**    Amount     Income*    Shares**    Amount
                                                      --------      --------   --------    --------   --------   --------
                Basic EPS
                   Net income available to
                common stockholders                     $(220,349)    140,523   $(1.57)    $ 128,524    137,873   $ 0.93
                                                                                ------                            ------


                Effect of Dilutive Securities
                   Common stock equivalents                                                               3,016
                   5-1/2% convertible subordinated
                   notes                                                                   $  1,279       3,654


                Diluted EPS
                   Net income available to
                    common stockholders                 $(220,349)    140,523   $(1.57)    $129,803     144,543   $ 0.90
                                                                                ------                            ------


              *Numerator   **Denominator

              Options to purchase approximately 11,241,908 and 637,039 which were outstanding at September 30, 1998 and 1997 respectively, were not included in the calculation because the exercise prices were greater than the average market price of common shares in each respective quarter. The exercise price ranges of these options were $22.38 to $ 58.13 and $ 35.00 to $ 58.13 at September 30,
              1998 and 1997, respectively. For the nine months ended September 30, 1998, common equivalent shares of 1,934,000 were excluded from the computation of diluted shares as a result of their antidilutive effect on earnings per share.

Note 8 -      Balance sheet and cash flow information (in thousands):



                                     September 30,        December 31,
                                         1998                1997
                                    ---------------     ---------------
              Inventories:
              Raw materials            $ 46,350          $ 19,892
              Work-in-process            73,046            58,621
              Finished Goods             64,550            23,754
                                       --------          --------
                 Total                 $183,946          $102,267
                                       ========          ========

              The September 30, 1998 inventory numbers are higher in part as a result of the acquisition of Symbios on August 6, 1998. The Symbios contribution to the numbers above is $76 million in total inventories, or $22 million for raw materials, $31 million for work-in-process and $23 million for finished goods inventories at September 30, 1998.

              During the nine month period ended September 30, 1998, the Company capitalized $51.5 million related to the preproduction engineering costs for its Gresham, Oregon manufacturing facility. The unamortized preproduction balance at September 30, 1998 is $86 million. In April 1998, The Accounting Standards Executive Committee ("AcSEC") released Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-up Activities." The new SOP is effective for fiscal years beginning after December 15, 1998 and requires companies to expense all costs incurred or unamortized in connection with start-up activities. Accordingly, the Company will expense the unamortized preproduction balance as of January 1, 1999 and present it as a cumulative effect of a change in accounting principle in accordance with SOP 98-5.

              The Company wrote-down to estimated fair values two long-term equity investments during the third quarter. This included a $11.9 million write down of the Company's $20.2 million, 2.4% equity investment in a non-public foundry company and a $2.5 million write-down in the Company's equity investment in another non-public technology company. The estimated fair values established for the investments was determined by use of management estimates. The decline in value of the investments is not considered by management to be temporary.

Note 9 - During the first nine months of 1998, the Company's Japanese sales affiliate sold approximately $67.2 million of its accounts receivables through non-recourse financing programs with two Japanese banks. These receivables were discounted at short-term Yen borrowing rates (averaging approximately 0.41%) and related fees were not material.

Note 10 -     Purchases of Minority Interest

              During the third quarter of 1998, the Company acquired approximately 107,880 shares of its Japanese affiliate from its minority interest shareholders for approximately $.6 million. The acquisition was accounted for as a purchase and the excess of purchase price over the estimated fair value of the assets acquired was allocated to goodwill and is being amortized over eight years using the straight-line method. The Company owned approximately 93% of the Japanese affiliate at September 30, 1998.

Note 11 -     Comprehensive income

              In January 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income, for the Company, is due to foreign currency translation adjustments and gains and losses on a long-term intercompany loan with the Company's Japanese affiliate. Comprehensive income for the third quarter and first nine months of 1998 and comparable periods in the prior year is as follows:

              (In thousands)

                                                            Three Months Ended                    Nine Months Ended
                                                               September 30,                        September 30,
                                                      --------------------------------     --------------------------------
                                                           1998               1997              1998              1997
                                                      --------------       -----------     ---------------    -------------
                Comprehensive Income                  $(277,285)           $    54,757      $   (230,622)     $    139,713
                                                      ==========           ===========      ============      ============


Note 12 -     Legal matters

              A discussion of certain pending legal proceedings is included in
              Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The information provided therein remains unchanged except as noted in Item 1 of part II of this Form 10Q. The Company continues to believe that the final outcome of such matters discussed will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing parties, with the potential, particularly if viewed on a quarterly basis, for having an adverse effect on the Company's financial position or its results of operations.

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

The Company currently has international subsidiaries which operate and sell the Company's products in various global markets. The Company purchases a substantial portion of its raw materials and equipment from foreign suppliers, and incurs labor and other operating costs, particularly at its Japanese manufacturing facility, in foreign currencies. As a result, the Company is exposed to international factors such as changes in foreign currency exchange rates or economic conditions of the respective countries in which the Company operates. The Company utilizes various instruments, primarily forward exchange, currency swap and currency option contracts to manage its exposure associated with currency fluctuations on intercompany, certain foreign currency denominated commitments and anticipated third party sales (see Note 5 to the Unaudited Consolidated Condensed Financial Statements). Despite its hedging activities, the Company continues to be exposed to the risks associated with fluctuation of foreign currency exchange rates, particularly the Japanese yen. There can be no assurance that such fluctuation will not cause a material adverse effect on the Company's financial position or results of operations.

The Company's corporate headquarters and some of its manufacturing facilities are located near major earthquake faults. As a result, in the event of a major earthquake the Company could suffer damages which could materially and adversely affect the operating results and financial condition of the Company.

There have been no significant changes in the market risk disclosures during the first nine months of 1998 as compared to the discussion in the Company's 1997 Annual Report on Form 10-K for the year ended December 31, 1997.

While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information, management recommends that this discussion and analysis be read in conjunction with Management's Discussion and Analysis included in the Company's 1997 Annual Report on Form 10-K for the year ended December 31, 1997, and its Quarterly reports of Form 10Q for the quarters ending March 31, and

June 30, 1998, and the Current Reports on Form 8-K filed on August 21, 1998 and the Amendment filed on Form 8-K/A on October 20, 1998 with the Securities Exchange Commission.

Statements in this discussion and analysis contain forward looking information and involve known and unknown risks and uncertainties, which may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. In addition to the factors discussed above, such factors may include, but may not necessarily be limited to fluctuations in customer demand, both in timing and volumes, and fluctuations in currency exchange rates. Also, the Company's ability to have available an appropriate amount of production capacity in a timely manner can significantly impact the Company's financial performance. The timing of new technology and product introductions and the risk of early obsolescence are also important factors. Further, the Company operates in an industry sector where the market value of it's securities is highly volatile and may be influenced by economic and other factors beyond the Company's control. (See additional discussion contained in "Risk Factors", set forth in Part 1 of the Company's report on Form 10-K for the year ended December 31, 1997.

Year 2000 Disclosure

As with many other companies, the Year 2000 computer issue presents risks for the Company. There may be areas in which the Year 2000 computer issue could negatively impact the Company and its business. If internal systems do not properly recognize and process date information for years into and beyond 1999, there could be an adverse impact on the Company's operations. Moreover, if critical suppliers' or customers systems or products fail because of a Year 2000 malfunction, there could be an adverse impact on the Company's operating results. Finally, the Company's products could malfunction as a result of a failure in date recognition. A Year 2000 problem could arise if the Company's systems were to fail to properly recognize and process date information for several reasons: they could fail to properly recognize years that begin with the digits "20" instead of "19"; they could attribute specially assigned meanings to certain date code digits, such as "99"; or it could fail to recognize the year 2000 as a leap year.

The Company is engaged in a comprehensive program to assess its Year 2000 risk exposure and to plan and implement remedial and corrective action where necessary. The Company is reviewing all of its major internal systems, including human resources, financial, engineering and manufacturing systems, to assess Year 2000 readiness and to identify any critical systems that require correction or remediation. Full assessment is planned for completion by the end of December 1998, and based on current knowledge it is anticipated that remediation of critical systems will be completed and tested by mid-1999. This effort includes facilities and systems acquired by the Company in August 1998. There can be no assurances, however, that new information discovered during the assessment process will not result in a delay in completion of necessary corrective action to one or more critical systems.

The Company is also working with critical suppliers of products and services to assess their Year 2000 readiness with respect both to their operations and the products and services they supply. Comprehensive inquiries have been sent and responses are being monitored, with appropriate follow-up where required. This analysis will continue well into 1999, with corrective action taken commensurate with the criticality of affected products and services.

The Company's assessment program also encompasses its own product offerings. The Company designs, manufactures and sells both application specific integrated circuits ("ASIC") and application specific standard products ("ASSP"). ASICs are custom-designed chips which implement the customer's functional or engineering specifications, and the Company generally does not have knowledge of the role of the customer's ASIC within the complete system for which it is intended. Whether the chip will operate correctly depends on the system function and the software design and integration, which will be determined independently by the customer or other third party suppliers. The Company's ASSP products, on the other hand, do implement chip and system functionality designed by the Company. They include graphics processing, audio/video signal decoding, transmission signal reception, and data transmission, whose functionality by and large is not date dependent. The Company is in the process of assessing the Year 2000 readiness of its portfolio of ASSP products, but in view of the functionalities implemented in these designs, the Company has no information to indicate that Year 2000 issues will have a material impact on sales or functionality of ASSPs.

The Company has commenced work on the development of various types of contingency plans to address potential problems with internal systems and third party interactions. Contingency planning will continue through at least 1999, and will depend heavily on the results of the assessment and remediation efforts described above. The potential ramifications of a Year 2000 type failure are potentially far-reaching and largely unknown. There can be no assurances that a contingency plan in effect at the time of a system failure will adequately address the immediate or long term effects of the failure, or that such a failure would not have a material adverse impact on the Company's operations or financial results in spite of prudent planning.

The costs incurred to date related to these programs are not material. The Company currently expects the total cost of assessment, remediation and planning, including incremental spending and redeployed resources, will not be material. However, there can be no assurance that the information discovered during the Year 2000 readiness assessment currently underway will not cause an adverse impact on financial results in future reporting periods. This estimate does not include potential costs related to customer or other claims or the cost of internal software or hardware replaced in the normal course of business. In some cases, the installation schedule of new software and hardware in the normal course of business in being accelerated to also afford a solution to potential Year 2000 issues. The estimate is based on the current assessment of the projects and is subject to change as the projects progress.

Based on currently available information, management does not believe that the Year 2000 issues discussed above related to internal systems or products sold to customers will have a material adverse impact on the Company's financial condition or overall trends in results of operations; however, it is uncertain to what extent the Company may be affected by such matters. In addition, there can be no assurance that the failure to ensure year 2000 capability by a supplier or another third party would not have a material adverse effect on the Company.

RESULTS OF OPERATIONS

The results of operations for the three and nine month periods presented include the effect of the acquisition of Symbios from the date of acquisition, August 6, 1998 which is discussed in Note 2 to the Unaudited Consolidated Condensed Financial Statements contained herein.

Revenues for the third quarter of 1998 increased $63.5 million or 19.4% as compared to the third quarter of 1997. The increase was primarily attributable to revenues of $89.4 million generated from Symbios included as of August 6, 1998 in the third quarter results. Excluding the effect of Symbios, revenues decreased $25.9 million or 7.9% for the three month period ended September 30, 1998. The decrease was attributable to lower average selling prices for products for consumer, computer and communications applications as well as the unfavorable effect of foreign exchange, most notably for the Company's products in consumer applications. Revenues for the first nine months of 1998 increased $78.1 million or 8.1% compared to the same period in 1997. The increase included revenues of $89.4 million related to Symbios included as of August 6, 1998. Excluding the effect of Symbios, revenues for the nine month period decreased $11.3 million or 1.2%. The decrease is primarily attributable to lower revenues for computer and consumer product applications and overall lower average selling prices as well as the unfavorable effect of foreign exchange, offset in part by increased demand for the Company's products for communications applications.

One customer represented 11% and 13% of the Company's consolidated revenues during the third quarter and first nine months of 1998.

Key elements of the statements of operations, expressed as a percentage of revenues, were as follows:



                                                                Three Months Ended              Nine Months Ended
                                                                   September 30,                  September 30,
                                                             --------------------------     --------------------------
                                                                1998            1997           1998           1997
                                                             ------------    ----------     ----------     -----------
Gross margin                                                   43.4%          49.9%            44.5%         48.6%
Research and development expenses                              19.9%          17.7%            19.7%         17.2%
Selling, general and administrative expenses                   15.1%          15.0%            14.7%         14.8%
Income (Loss) from operations                                 (70.0%)         16.0%           (19.4%)        16.0%



Key elements of the statements of operations, excluding Symbios, expressed as a percentage of revenues, were as follows:


                                                                Three Months Ended              Nine Months Ended
                                                                   September 30,                  September 30,
                                                             --------------------------     --------------------------
                                                                1998            1997           1998           1997
                                                             ------------    ----------     ----------     -----------
Gross margin                                                   45.6%          49.9%            45.3%         48.6%
Research and development expenses                              21.4%          17.7%            20.2%         17.2%
Selling, general and administrative expenses                   16.1%          15.0%            14.9%         14.8%
Income (Loss) from operations                                 (18.9)%         16.0%             1.4%         16.0%


Gross margin as a percentage of revenues decreased to 43.4% and 44.5% during the third quarter and first nine months of 1998, respectively, from 49.9% and 48.6% in the same periods in 1997. Excluding the effect of Symbios, gross margins decreased to 45.6% and 45.3% during the third quarter and first nine months of 1998, respectively, from 49.9% and 48.6% in the same periods in 1997. The decrease was primarily related to the combination of non-recurring inventory charges taken during the third quarter and first nine months of 1998 and lower average selling prices to a large customer offset partially by improved capacity utilization. Although the average yen exchange rate for the third quarter and the first nine months of 1998 weakened by approximately 21.1% and 13.3%, respectively, from the same periods in 1997, the effect on gross margin and net income was not material due to the Company's yen denominated sales offsetting a substantial portion of its yen denominated costs and the Company's hedging of a portion of its remaining yen exposures during these periods. However, there can be no assurance that future changes in the relative strength of the yen, or the mix of foreign denominated revenues and expenses, will not have a material effect on gross margin or operating results.

The Company's operating environment, combined with the resources required to operate in the semiconductor industry, requires managing a wide variety of factors such as factory and capacity utilization, manufacturing yields, product mix, availability of certain raw materials, terms negotiated with third-party subcontractors and foreign currency exchange rate fluctuations. Factors including the purchase and related integration of Symbios and the restructuring activities discussed in Notes 2 and 3 to the Unaudited Consolidated Condensed Financial Statements combined with the impact of bringing the new fabrication facility in Gresham, Oregon on line, is expected to reduce gross margins in the next two quarters as compared to the first three quarters of 1998.

The Company is currently constructing a new manufacturing facility in Gresham, Oregon. This new facility is expected to become operational during the fourth quarter of 1998 to accommodate anticipated future capacity requirements based on growth and on shutdown of the manufacturing facility in Japan. If demand does not absorb the Company's available capacity at a sufficient rate, or if achieved, such demand is not sustained, the Company's gross margin and operating results could be negatively impacted in future periods.

Research and development ("R&D") expenses increased $20.0 million, and $40.2 million to $77.7 million and $206.4 million , respectively, during the third quarter and first nine months of 1998 compared to $ 57.7 million and $ 166.2 million during the same periods of 1997. Of the total increase for the third quarter of 1998, $13.3 million related to the inclusion of Symbios R&D expenses as of August 6, 1998. Excluding the effect of Symbios, R&D expenses increased $6.7 and $26.9 million or 11.6% and 16.2% for the three and nine month periods ended September 30, 1998. The increase in R&D expenses is primarily attributable to the Company's continued development of advanced sub-micron products and the upgrade from 6 to 8 inch wafer fabrication capability at the Company's Santa Clara research and development facility in California. As a percentage of revenues, R&D expenses increased to 19.9% and 19.7% in the third quarter and first nine months of 1998, respectively, compared to 17.7% and 17.2%, during the same periods in 1997. Excluding the effects of Symbios, R&D expense as a percentage of revenues was 21.4% and 20.2% for the three and nine month periods ended September 30, 1998. As the Company continues its commitment to technological leadership in the high performance semiconductor market, it anticipates continuing to invest in R&D at the rate of 19% to 21% of revenues during the remainder of 1998.

Selling, general and administrative ("SG&A") expenses increased $10 million to $59.1 million and $153.4 million, respectively, in the third quarter and first nine months of 1998 compared to $49 million and $143.4 million during the same periods in 1997. The increase is primarily attributable to the inclusion of $10.7 million in expenses relating to Symbios as of August 6, 1998. Excluding the effect of Symbios, SG&A expenses remained essentially flat for the three and nine month periods ending September 30, 1998 as compared to the same periods in 1997. As a percentage of revenues, SG&A expenses increased to 15.1% in the third quarter of 1998, and decreased to 14.7% in the first nine months of 1998, compared to 15.0% and 14.8%, respectively, during the same periods in 1997. Excluding the effects of Symbios, SG&A expenses were 16.1% and 14.9% for the three and nine month periods ending September 30, 1998. The Company expects that SG&A expenses as a percentage of revenues will decline as a result of the restructuring actions discussed in Note 3 to the Unaudited Consolidated Condensed Financial Statements.

The Company recorded a non-recurring charge of $225 million related to the purchase of Symbios on August 6, 1998. This was determined through valuation techniques generally used by appraisers in the high-technology industry and was immediately expensed in the period of acquisition because technological feasibility had not been established and no alternative use had been identified. The charge is discussed in more detail in Note 2 to the Unaudited Consolidated Condensed Financial Statements contained herein.

The Company remains committed to efforts to improve profitability and strengthen competitiveness. As a result of identifying opportunities to streamline operations and maximize the integration of Symbios into the Company's operation, the Company's management, with the approval of the Board of Directors, committed itself to a plan of action and recorded a $75.4 million restructuring charge in the third quarter of 1998. The action undertaken included a worldwide realignment of manufacturing capacity, the consolidation of certain design centers and administrative offices, and a streamlining of the Company's overhead structure to reduce operating expenses. The restructuring charge excludes any restructuring related to Symbios. As discussed in Note 2, restructuring related to Symbios was accrued as a liability assumed in the purchase in accordance with EITF 95-3.

Restructuring costs include $37.2 million primarily related to fixed assets impaired as a result of the decision to close a manufacturing facility in Tsukuba, Japan, $6.4 million for terminations of leases and maintenance contracts primarily in the U.S. and Europe, $13.1 million in fixed asset and other asset write-downs, and approximately $2.4 million in other exit costs, which result primarily from the consolidation and closure of certain design centers, sales and administrative offices primarily in the U.S. and Europe. Work force reduction costs of $16.3 million primarily include severance costs related to involuntary termination programs for approximately 900 employees from manufacturing in Japan, and engineering, sales, marketing and finance personnel primarily located in the U.S. Japan and Europe. The fair value of assets determined to be impaired in accordance with the guidance in Statement of Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" were the result of independent appraisals and use of management estimates. Severance costs and other above noted exit costs were determined in accordance with Emerging Issues Task Force No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". The restructuring actions, as outlined by the plan, are intended to be executed to completion within the next 12 months.

Interest expense increased $5.9 million and $4.4 million for the three and nine month periods ended September 30, 1998 as compared to the same period in the prior year. The results are relatively the same excluding Symbios. The increase for the three and nine month periods ended September 1998 is primarily attributable to interest on the new credit facility entered into during the third quarter of 1998 as discussed in Note 4 to the Unaudited Condensed Consolidated Financial Statements, offset in part by interest capitalized as part of the construction at the Company's new manufacturing facility in Gresham, Oregon.

Interest income and other expense decreased $29.7 million and $32.6 million for the three and nine month periods ended September 30, 1998 to a net expense of $20.4 million and $7.2 million, respectively, as compared to the same periods in 1997. The decrease is primarily a result of the combination of a $14.4 million write-down of the Company's equity investment in two non-public technology companies with impairment indicators not considered to be temporary (see Note 8 to the Unaudited Consolidated Condensed Financial Statements), a $1.5 million loss from the decision to close the interest rate swap at LLJSI (see Note 5 to the Unaudited Condensed Consolidated Financial Statements), a $1.8 million write-down of capitalized software and a $8.1 million write-down of fixed assets to be disposed of along with a reduction of interest income generated from the Company's lower average balances of cash and cash equivalents and short-term investments during the third quarter and the first nine months of 1998 resulting from cash outlays for the acquisition of Symbios as compared to same periods in the prior year. The decrease in interest income and other during the first nine months of 1998 is attributable to the items noted above offset in part by gains from the sale of a building owned by a European affiliate in the second quarter of 1998.

The Company recorded a (benefit)/provision for income taxes for the first three and nine months of 1998 with an effective rate of (5.6)% and 1.9%, respectively compared to a provision for income taxes of 28% for the three and nine months ended September 30, 1997. The rate change is due to write-offs relating to in-process research and development and restructuring charges during the third quarter of 1998 which are not currently deductible for tax purposes. Excluding these charges, the effective tax rate would have been 25%, consistent with the rate in the first half of 1998.

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash, cash equivalents and short-term investments decreased $263 million during the first nine months of 1998 to $228 million from $491 million at the end of 1997. The decrease is primarily due to cash used to acquire Symbios in the third quarter of 1998, purchases of property and equipment and higher amounts of cash used in the Company's operations. Working capital decreased $249 million to $183 million at September 30, 1998 from $432 million at December 31, 1997. The decrease in working capital is primarily a result of cash reserves used to acquire Symbios and higher current liabilities as a result of the short-term portion of the new debt facility entered into to by the Company to purchase Symbios (see Note 4 to the Unaudited Consolidated Condensed Financial Statements).

During the first nine months of 1998, the Company generated approximately $138 million of cash and cash equivalents from its operating activities compared with $320 million during the same period in 1997. The decrease in cash and cash equivalents provided from operations during the first nine months of 1998 as compared to the same period a year ago is primarily attributable to decreases in net income before depreciation and amortization, the in-process research and development write-off and the non-cash restructuring charge, coupled with decreases in accounts payable and accrued and other liabilities and lower increases in accounts receivable, inventories and other assets as compared to the same period in the previous year. The decrease in accounts payable reflects a combination of factors primarily related to the timing of invoice receipt and payment compared to the previous period and lower capital expenditures in the first nine months of 1998 relative to the same period in the prior year for the Company's manufacturing facility in Gresham, Oregon as it approaches completion. This decrease in accounts payable is offset in part by the inclusion of Symbios liabilities in the financial statements at September 30, 1998 (see Note 2 to the Unaudited Consolidated Financial Statements). The decrease in accrued and other liabilities is primarily attributable to lower income tax accruals resulting primarily from lower taxable income and a lower effective income tax rate during the first three quarters of 1998 as compared to the same period in 1997 offset in part by the inclusion of Symbios in the financial statements at September 30, 1998 (see Note 2 to the Unaudited Consolidated Condensed Financial Statements) which were not included for the same period in 1997.

Cash and cash equivalents used for investing activities during the first nine months of 1998 were $705 million compared to $298 million during the same period in 1997. The primary investing activities during the first nine months of 1998, other than short-term investments in available for sale debt and equity securities, included the purchase of Symbios, purchases of property and equipment and additional investments in non-marketable shares of other technology companies. The increase in cash used for investing activities from the first nine months of 1998 as compared to the same period in 1997 is primarily attributable to an increase from the purchase of Symbios, offset in part by a decrease in purchases of property and equipment, net of retirements and refinancings. The Company believes that maintaining technological leadership in the highly competitive worldwide semiconductor industry requires substantial ongoing investment in advanced manufacturing capacity. Capital additions were $230 million and $348 million, net of retirements and refinancings, during the first nine months of 1998 and 1997, respectively. The additions were primarily for costs related to the new eight-inch wafer manufacturing facility in Gresham, Oregon. The Company expects to spend approximately $25 million to bring the Gresham facility to operational status during the fourth quarter of 1998.

Cash and cash equivalents provided by financing activities during the first nine months of 1998 totaled approximately $602 million, compared to $31 million of cash used in the same period of 1997. The primary financing activities during the first nine months of 1998 are attributable to the new debt facility entered into to fund the purchase of Symbios (see Note 4 to the Unaudited Condensed Consolidated Financial Statements), net of debt repayments and the repurchase of 445,000 shares of common stock during the third quarter for approximately $6 million, offset in part by the issuance of common stock associated with the employee stock purchase plan and employee stock option exercises. In the first nine months of 1997, the primary activities from financing activities included repayments of debt obligations offset in part by the issuance of common stock associated with the employee stock purchase plan, employee stock option exercises and the Company's repurchase of 400,000 shares of common stock for approximately $13 million during the third quarter of 1997.

On August 5, 1998, the Company entered into a credit agreement by and among the Company, LSI Logic Japan Semiconductor, Inc., a wholly owned subsidiary of the Company ("LLJSI") and ABN AMRO Bank N.V. ("ABN AMRO"). The credit agreement was restated and superseded by the Amended and Restated Credit Agreement dated as of September 22, 1998 by and among the Company, LLJSI, ABN AMRO and thereafter syndicated to a group of lenders determined by ABN AMRO. The credit agreement consists of two credit facilities: a $575 million senior unsecured reducing revolving credit facility ("Revolver"), and a $150 million senior unsecured revolving credit facility ("364 day Facility").

On August 5, 1998, the Company borrowed $150 million under the 364 day Facility and $485 million under the Revolver. The credit facilities allow for borrowings at adjustable rates. Interest payments are due quarterly. The 364 day Facility expires on August 3, 1999 at which time borrowings outstanding are payable in full. The Revolver is for a term of four years with principal payments due quarterly beginning on December 31, 1999. The Revolver includes a term loan sub-facility in the amount of 8.6 billion yen made available to LLJSI over the same term. The yen term loan sub-facility is for a period of four years with no required payments until it expires on August 4, 2002. Pursuant to the above noted restated credit agreement, on August 30, 1998, LLJSI repaid it's existing
11.4 billion yen ($79.2 million) credit facility and borrowed 8.6 billion yen ($59.7 million) bearing interest at adjustable rates. Borrowings outstanding under the 364 day Facility and the Revolver including the yen sub-facility were $694.7 million as of September 30, 1998.

The Company, in accordance with the new credit arrangement, must comply with certain financial covenants related to profitability, tangible net worth, working capital, senior and total debt leverage and subordinated indebtedness. At September 30, 1998, the Company was in compliance with these covenants.

In December 1996, the Company entered into a credit arrangement with several banks for a $300 million revolving line of credit expiring in December 1999. The Company canceled this agreement on July 31, 1998.

The Company believes that its existing liquid resources and funds generated from operations combined with funds from such financing and its ability to borrow funds will be adequate to meet its operating and capital requirements and obligations through the foreseeable future. There can be no assurance that such additional financing will be available when needed or, if available, will be on favorable terms. Any future equity financing will decrease existing stockholders' equity percentage ownership and may, depending on the price at which the equity is sold, result in dilution.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 1998, the Accounting Standards Executive Committee ("AcSEC") released Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-up Activities". The new SOP is effective for fiscal years beginning after December 15, 1998 and requires companies to expense all costs incurred or unamortized in connection with start-up activities. The Company will expense the unamortized preproduction balance as of January 1, 1999 and present it as a cumulative effect of a change in accounting principle in accordance with SOP 98-5.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges, and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Upon adoption of SFAS 133, the Company will be required to adjust hedging instruments to fair value in the balance sheet, and recognize the offsetting gain or loss as transition adjustments to be reported in net income or other comprehensive income, as appropriate, and presented in a manner similar to the cumulative effect of a change in accounting principle. While the Company believes the adoption of this statement will not have a material effect on the Company's results of operations as most derivative instruments are closed on the last day of each fiscal quarter, the impact of the adoption of SFAS 133 as of the effective date cannot be reasonably estimated at this time.

                                     PART II

Item 1               Legal Proceedings

                     Reference is made to Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 for a discussion of certain pending legal proceedings. The information provided at such reference regarding those matters remains unchanged, except that the Delaware Supreme Court affirmed the dismissal of the case granted in January 1998 by the Court of Chancery. The Company continues to believe that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing parties, with the potential for having an adverse effect on the Company's financial position or its results of operations.

Item 5               Other Information.

                     Stockholder Proposals

                     Proposals of stockholders intended to be presented at the Company's 1999 annual meeting of stockholders must be received at the Company's principal executive offices not later than November 26, 1998 in order to be included in the Company's proxy statement and form of proxy relating to the 1999 annual meeting.

                     Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, if a stockholder who intends to present a proposal at the 1999 annual meeting of stockholders does not notify the Company of such proposal on or prior to February 7, 1999, then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 1999 proxy statement.


Item 6               Exhibits and Reports on Form 8-K

                     (a)   Exhibits

                           27.1     Financial Data Schedules

                     (b)   Reports on Form 8-K

                           Pursuant to a Current Report on Form 8-K filed on July 2, 1998 the Registrant reported the agreement to acquire all of the outstanding capital stock of Symbios, Inc.

                           Pursuant to a Current Report on Form 8-K filed on August 21, 1998 the Registrant reported the completion of the acquisition of all of the outstanding capital stock of Symbios, Inc.

                           Pursuant to Amendment No. 1 to the Form 8-K filed on August 21, 1998, filed on a Form 8-K/A on October 20, 1998 the Registrant filed pro forma financial statements reflecting the acquisition of all of the outstanding stock of Symbios, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       LSI LOGIC CORPORATION
                                       (Registrant)



Date: November 11, 1998                By /s/ R. Douglas Norby
                                          --------------------------------------
                                          R. Douglas Norby
                                          Executive Vice President Finance &
                                           Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number                            Description
-------                           -----------
 27.1                  Financial Data Schedule
 27.2                  Financial Data Schedule