Form 10-K
period 1998-12-31
LSI LOGIC CORP
filed 1999-03-05
CIK 703360

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                          COMMISSION FILE NO. 0-11674
                             LSI LOGIC CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      94-2712976
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on February 12, 1999 as reported on the New York Stock Exchange, was approximately $3,588,591,419. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 12, 1999, registrant had 141,684,452 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including the risk factors set forth below and elsewhere in this Report. See "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. Statements made herein are as of the date of the filing of this Form 10-K with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. We expressly disclaim any obligation to update information presented herein, except as may otherwise be required by law.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     LSI Logic Corporation and its subsidiaries (collectively referred to as LSI Logic or the Company and referred to as we, us and our) is a leader in the design, development, manufacture and marketing of complex, high performance integrated circuits and storage systems.

     We operate predominately in the semiconductor industry segment. We offer products and services for a variety of electronic systems applications. Our products are marketed primarily to original equipment manufacturers ("OEMs") of products targeted for the following applications:

     - Networking;

     - Telecommunications and wireless;

     - Computers;

     - Consumer products; and

     - Storage.

     In August 1998, we acquired Symbios, Inc., a producer and supplier of semiconductors and high-end data storage systems. Through this acquisition, we expanded our product offerings and systems-level capabilities and began marketing established lines of high performance data storage management and storage systems solutions. Although our storage systems business occupies a separate industry segment, post-acquisition financial data attributable to that segment did not meet the requirements for separate reporting of segment financial information in accordance with Statement of Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information."

     We use advanced process technology and design methodologies to design, develop and manufacture highly complex integrated circuits. Our semiconductor products primarily include application specific integrated circuits designed for specific applications defined by the customer ("ASICs") and standard products for applications selected by us ("ASSPs").

     We have developed methods of designing integrated circuits based on a library of building blocks of industry-standard electronic functions, interfaces and protocols. Among these is our CoreWare(R) design methodology. Our advanced submicron manufacturing process technologies allow our customers to combine one or more CoreWare library elements with memory and their own proprietary logic to integrate a highly complex, system-level solution on a single chip. (Our G10(R), G11(TM) and G12(TM) submicron process technologies are more fully described in the section on Manufacturing below.) We have developed and use complementary metal oxide semiconductor ("CMOS") process technologies to manufacture our integrated circuits.

     The Company was incorporated in California on November 6, 1980, and was reincorporated in Delaware on June 11, 1987. Our principal offices are located at 1551 McCarthy Boulevard, Milpitas, California 95035, and our telephone number at that location is (408) 433-8000. Our home page on the Internet is at www.lsilogic.com.

BUSINESS STRATEGY

     Our objective is to continue to be an industry leader in the design and manufacture of highly integrated, complex integrated circuits and other electronic components and system-level products that provide our customers with silicon-based system-level solutions. To achieve this objective, we incorporate the following key elements into our business strategy:

     - Emphasize CoreWare Methodology and System-on-a-Chip Capability. Our CoreWare design methodology enables the integration of one or more pre-designed circuit elements with customer-specified elements and memory to create system capabilities on a single chip. For customers, this means higher product complexity, greater differentiation and faster time to market. We have used this design methodology to develop a line of proprietary ASSPs that provide standard off-the-shelf solutions in application areas including DVD, digital camera and digital video broadcasting.

     - Target Growth Markets and Selected Customers. We concentrate our marketing and sales efforts on leading OEM customers in targeted growth markets. Our focus on specific market applications allows us to build relevant applications engineering expertise.

     - Promote Highly Integrated Design and Manufacturing Technology. We use proprietary and leading third-party electronic design automation ("EDA") software design tools. Our design tool environment is highly integrated with our manufacturing process requirements so that it will accurately simulate product performance. This reduces design time and project cost. We continually evaluate and, as appropriate, develop expertise with third party EDA tools from leading and emerging suppliers of such products.

     - Provide Flexibility in Design Engineering. We offer a broad range of design and manufacturing support to our customers in implementing their product specifications. A customer may use its own engineers to implement a design, use our engineers on a "turn-key" basis to completely design their ASICs, or collaborate with us in a combined engineering effort. This allows customers substantial flexibility in how they proceed with an ASIC design project.

     - Maintain High-Quality and Cost-Effective Manufacturing. We operate our own manufacturing facilities in order to control our deployment of advanced wafer fabrication technology, our manufacturing costs and our response to customer delivery requirements. We manage the availability of internal manufacturing capacity predominantly to satisfy demand for our products. We also use independent wafer foundry services when appropriate and may seek to fill unused capacity in our own foundries by offering such services to third parties. We perform substantially all of our packaging, assembly and final test operations through subcontractors in the Far East. Our production operations in the U.S. and Japan, as well as all of our assembly and test subcontractors in the Far East, are ISO certified, an important international measure for quality.

     - Offer Worldwide Services. We market our products and services worldwide through direct sales, marketing and field technical staff and through independent sales representatives and distributors. We market our storage system products to OEMs and to end users through value-added resellers. Our extensive network of design centers allows us to provide customers with highly experienced engineers to interact with customer engineering management and system architects to develop designs for new products and to provide continuing after-sale customer support.

     - Develop and Drive Industry Standards to Achieve Market Advantage. We have been a leader in developing and promoting important industry standard architectures, functions, protocols and interfaces. We believe that this strategy will enable us to quickly launch new standards-based products, allowing us and our customers to achieve time-to-market and other competitive advantages.

PRODUCTS AND SERVICES

     We design, manufacture, market and sell semiconductor products and storage systems solutions.

     In our semiconductor business, we primarily manufacture, market and sell ASICs. ASICs are semiconductors that are designed for a unique, customer-specified application. We also market and sell a variety of integrated standard components called ASSPs that are designed by us for specific electronic systems applications. Our ASSPs are sold to multiple customers, such as OEMs, who offer system-level products using applications for which our ASSPs are designed. Both our ASICs and ASSPs are manufactured using our proprietary process technologies.

     Our semiconductor products are increasingly based upon our cell-based technology. This technology allows us to design products using predefined circuit elements, called cells, that are standard building blocks of electronic functions. These cells can be integrated into a product to implement a customer's design specifications. Our emphasis on our newer cell-based product lines reflects the market preference for developing advanced integrated circuit products. Customers obtain greater flexibility in the design of system level products using cell-based technology than is available in an array-based methodology which limits the placement of circuits to a fixed grid. We also continue to manufacture and sell gate-array products which were designed using prior technologies.

     Our CoreWare design methodology offers a comprehensive design approach for creating a system on a chip efficiently, predictably and rapidly. Our CoreWare libraries include predesigned implementations of industry standard electronic functions, interfaces and protocols. Some of these are targeted for specific types of products, and others can be used in a variety of product applications. Examples of the cores which are targeted for specific applications are:

     - Switched Ethernet/Fast Ethernet/Gigabit Ethernet for networking and communications;

     - Fibre Channel for storage applications;

     - IEEE 1394 for storage and consumer product applications; and

     - Audio/video encoders and decoders for consumer products.

     Cores that can be used in product applications across a broad range of product markets include:

     - The MiniRISC(R) family of MIPS-based RISC (reduced instruction set computing) processor cores;

     - The GigaBlaze(R) SeriaLink(R) transceiver core;

     - The ARM(R) CPU core;

     - The OakDSPCore(R) digital signal processor core; and

     - The HyperPHY high speed I/O (input/output) transceiver core.

     Our acquisition of Symbios, Inc. resulted in a significant expansion of our product lines designed for applications involving data storage and transmission between a host computer and peripheral devices such as disk drives, scanners and printers. We offer many industry standard I/O technologies, such as SCSI (small computer system interface, pronounced "skuzzy"), Fibre Channel, PCI (peripheral component interface), IEEE 1394, USB (universal serial bus) and I2O (intelligent I/O) compliant software.

     In addition to our integrated circuit products, we develop and market high-performance data storage management and storage system solutions. These products are targeted at key data storage applications, including:

     - On-line transaction processing;

     - Data warehousing;

     - Internet servers;

     - Electronic commerce;

     - Video delivery, editing and production; and

     - Migration of mission critical applications off mainframe computers.

     We offer a comprehensive array of storage products that can be integrated on a component basis or aggregated into a complete storage solution. This broad array of products includes the following:

     - Host adapter boards ("HAB");

     - Drive enclosures;

     - Disk array controllers; and

     - Complete Redundant Array of Independent Disks ("RAID") storage systems.

     We also develop and market storage management software called SYMplicity(TM) Storage Manager. To meet open computing standards, our storage solutions products are designed to operate within the Windows NT, UNIX and Novell operating systems environments.

     In addition to the product offerings mentioned above, we continue to expand our design services. The semiconductor design flow is an interactive process involving participation by both us and our customer. We seek to engage customers early in their new system product development process. We provide advice on product design strategies to optimize product performance and suitability for the targeted application. We also offer design engineering and consulting services in the areas of system architecture and system level design simulation, verification and synthesis used in the development of complex integrated circuits. In offering a wide variety of design services, we allow the customer to determine our level of participation in the design process.

     We make various circuit elements from our library available to our customers. These range from simple cells to larger and more complex elements and silicon structures called macrocells, megacells and megafunctions. The most complex of these cells are the cores that make up our CoreWare library.

     Our software design tool environment supports and automatically performs key elements of the design process from circuit concept to physical layout of the circuit design. The design tool environment features a combination of internally developed proprietary software and third party tools which are highly integrated with our manufacturing process requirements. The design environment includes expanded interface capabilities with a range of third party tools from leading EDA vendors such as Cadence Design Systems, Inc., Mentor Graphics Corporation, Synopsys, Inc., and Avant! Corporation, and features hardware/software co-verification capability.

     After completion of the ASIC engineering design effort, we produce and test prototype circuits for shipment to the customer. We then begin volume production of integrated circuits that have been developed through one or more of the arrangements described above in accordance with the customer's quantity and delivery requirements.

MARKETING AND CUSTOMERS

     We primarily market our products and services to leading OEMs that develop and manufacture products for the following applications:

     - Networking. Our products are used in local area network ("LAN") and wide area network ("WAN") equipment such as hubs, routers and switches. Drawing from our CoreWare library, customers can use RISC processors, digital signal processors ("DSPs"), HyperPHY high speed transceiver cores, and Ethernet cores, including our GigaBlaze core capable of transmission at more than one gigabit per second. We also offer mixed-signal (digital and analog) integration and ASSPs such as the ATMizer(R) family of products that supports segmentation and reassembly, or SAR, functions on a single chip.

     - Telecommunications and Wireless. We provide our telecommunications customers with a blend of high performance, high integration and low power solutions for Internet access, switching, digital

WAN and residential broadband applications. Wireless customers benefit from strong microprocessor and DSP core offerings, mixed-signal functions, industry standard buffers and interfaces, and a range of ASSPs including our
      Cablestream(TM) QAM receiver.

     - Consumer. We target high-volume consumer product applications with advanced digital technology and complete system solutions. Our products have been designed into video games and digital set-top box systems for satellite, cable and terrestrial TV reception. We also offer highly integrated, cost-effective ASSP solutions for digital cameras and DVD player and PC applications.

     - Computer. We provide tools, libraries, semiconductor processes and packaging products which enable our OEM customers to reliably develop high performance, high complexity designs for leading edge computer systems. For the office automation market, we provide a suite of MIPS(R) and ARM embedded processors and industry standard bus interface cores such as USB, IEEE 1394 and PCI.

     - Storage Components. We design and manufacture semiconductor components that facilitate data storage and transmission between a host computer and peripheral devices such as disk drives, scanners and printers. We offer many industry standard I/O technologies, such as SCSI, Fibre Channel, PCI, IEEE 1394, USB and I2O compliant software.

     - Storage Systems. We develop and market scaleable and integrated hardware and software solutions for the enterprise market. To provide our OEM customers with the flexibility to create differentiated products, we offer a broad array of storage products that can be integrated on a component basis or aggregated into a complete storage solution. This broad array of products includes HABs, drive enclosures, disk array controllers and complete RAID storage systems.

     In each of the foregoing applications we seek to leverage our systems-level ASIC strength to the benefit of acknowledged market leaders. We recognize that this strategy may result in increased dependence on a limited number of customers for a substantial portion of our revenues. It is possible that we will not achieve significant sales volumes from one or more of the customers or applications we have selected. This could result in lower revenues and higher unit costs due to an underutilization of resources.

     We market our semiconductor products and services primarily through our network of direct sales and marketing and field engineering offices located in North America, Europe, Japan and elsewhere in Pan-Asia. In 1998, we opened a representative office in Beijing, China. We also use independent distributors and sales representatives. Distributors typically offer customers engineering support and purchase product from us for resale to their customers. Sales representatives facilitate sales by us directly to customers and typically do not carry inventory. International sales are subject to risks common to export activities, including governmental regulations, tariff increases and other trade barriers and currency fluctuations.

     We sell our storage hardware and software solutions primarily to OEMs. However, we also sell our RAID storage systems to resellers, system integrators and distributors under the brand name MetaStor(R).

     In 1998, Sony Corporation accounted for approximately 12% of our revenues. No other customer accounted for greater than 10% of total revenue. Although we do not currently foresee any reduction in volume of products ordered by Sony, a significant decline in product orders could have a material adverse impact on our operating results and financial condition.

MANUFACTURING

     Our semiconductor manufacturing operations convert a design into packaged silicon chips and support customer volume production requirements. Manufacturing begins with fabrication of custom diffused silicon wafers. Layers of metal interconnects are deposited onto the wafer and patterned using customized photo masks. Wafers are then tested, cut into die and sorted. The die that pass initial tests are then sent to the assembly process where the fabricated circuits are encapsulated into ceramic or plastic packages. The finished devices undergo additional testing and quality assurance before shipment. Dedicated computer systems are used in this comprehensive testing sequence. The test programs use the basic functional test criteria from the design simulation. For ASICs the functional test criteria are specified by the customer.

     We own and operate manufacturing facilities in the United States, Japan and Hong Kong. We utilize various high performance CMOS process technologies in the volume manufacture of our products. Our advanced manufacturing facilities feature highly specialized chemical mechanical polishing equipment which increase yields and allow for higher levels of chip customization. The production operations are fully computer integrated to increase efficiency and reduce costs.

     Semiconductor process technologies are identified in terms of the size of the channel length within the transistors, measured in millionths of a meter called "microns." The measurement of the channel length is expressed in two ways: effective electrical channel length and drawn gate length. The effective channel length is smaller than the drawn gate length. In this Report, we use the effective channel length to identify our process technologies.

     Our advanced submicron manufacturing processes are capable of producing products with an effective electrical channel length within each transistor as small as 0.18 micron (G11 process technology) allowing for up to 24,000,000 usable gates on a single chip. Our G10 process technology is capable of producing 0.25 micron products. During the first quarter of 1998, we announced our next generation 0.13 micron G12 process technology, which is planned to be ready for production in the fourth quarter of 1999. These advanced process technologies allow for greater circuit density and increased functionality on a single chip.

     Substantially all of our wafers are fabricated in facilities in Tsukuba, Japan, Colorado Springs, Colorado and our new factory in Gresham, Oregon. In the Fall of 1998, we announced that the older of the two Tsukuba factories, which produces the 0.38 micron products, will be closed in 1999 after eleven years of service. This action was taken as part of a comprehensive restructuring and cost reduction plan.

     The new manufacturing facility in Gresham, Oregon, began volume production in December 1998. Located on 325 acres outside of Portland, the facility is equipped for advanced manufacturing operations and is designed to accommodate our expansion requirements well into the foreseeable future. The Gresham plant is equipped to produce eight-inch wafers hosting products manufactured to the G10 and G11 processes.

     The manufacturing of our HABs and other storage system products involves the assembly and testing of components, including our semiconductors, which are then integrated into final products. Our storage system products are assembled and tested internally. We utilize subcontractors for the assembly and test of our HABs.

     Our fixed costs for manufacturing are high and are expected to remain high because we must continually make significant capital expenditures and add new advanced capacity in order to remain competitive. If demand for our products does not absorb the additional capacity, the increase in fixed costs and operating expenses related to increases in production capacity may result in a material adverse impact on our operating results and financial condition. Additional risk factors are set forth in the Risk Factors section below.

     We have developed a high-density interconnect packaging technology, known as Flip Chip, which essentially replaces the wires that connect the edge of the die to a package with solder bumps spread over the entire external surface of the die. This technology enables us to reach exceptional performance and lead count levels in packages required for process technologies of 0.18 micron and below. We also offer a mini ball grid array package that features a smaller package size without sacrificing electrical and thermal performance. And we also offer a wide array of ceramic and plastic wirebond packaging options.

     Final assembly (i.e., encapsulation in a plastic or ceramic package) and test operations are conducted by our Hong Kong affiliate through independent subcontractors in the Philippines, Malaysia, Korea and Hong Kong. We perform ceramic package assembly for our products at our Fremont, California facility.

     Both manufacturing and sales of our products may be impacted by political and economic conditions abroad. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export compliance laws or other trade policies, could adversely affect our ability to manufacture or sell products in or into foreign markets. The ongoing economic crisis in Asia could affect the viability of our assembly and test subcontractors in that area. We cannot guarantee that current arrangements with our component suppliers or assembly, testing and packaging subcontractors will continue, and we do not maintain an extensive inventory of assembled components. The failure to secure assembly and test capacity could affect our sales and result in a material adverse impact on our operating results and financial condition.

     Although there has been no evidence of problems, it is still impossible to predict the effects on Hong Kong business operations of the 1997 reversion of Hong Kong to the Peoples' Republic of China ("PRC"). Our Hong Kong subsidiary exercises primary control over our manufacturing and assembly and test operations. If the PRC were to attempt to control or otherwise impose increased governmental influence over business activities in Hong Kong, our operations could be adversely affected. Additional risk factors are set forth in the Risk Factors section below.

     Development of advanced manufacturing technologies in the semiconductor industry frequently requires that critical selections be made as to those vendors from which essential equipment (including future enhancements) and after-sales services and support will be purchased. Some of our equipment selections require that we procure certain specific types of materials or components specifically designed to our specifications. Therefore, when we implement specific technology choices, we may become dependent upon certain sole-source vendors. Accordingly, our capability to switch to other technologies and vendors may be substantially restricted and may involve significant expense and delay in our technology advancements and manufacturing capabilities.

     The semiconductor equipment and materials industries also include a number of vendors that are relatively small and have limited resources. Several of these vendors provide equipment and or services to us. We do not have long-term supply or service agreements with vendors of certain critical items, and shortages could occur in various essential materials due to interruption of supply or increased demand in the industry. Given the limited number of suppliers of certain of the materials and components used in our products, if we experience difficulty in obtaining essential materials in the future we cannot assure you that alternative suppliers would be available to meet our needs, or that if available, such suppliers would provide components in a timely manner or on favorable terms. Should we experience such disruptions, our operations could be materially affected, which could have a material adverse impact on our operating results and financial condition. Our operations also depend upon a continuing adequate supply of electricity, natural gas and water.

     Our manufacturing facilities incorporate sophisticated computer integrated manufacturing systems which depend upon a mix of our proprietary software and systems and software purchased from third parties. Failure of these systems would cause a disruption in the manufacturing process and could result in a delay in completion and shipment of products. Based on our assessment of the Year 2000 issues, we believe that the operation of the computer integrated manufacturing systems will not be adversely impacted by the Year 2000. However, we cannot assure you that a significant disruption in the system resulting from a Year 2000 related issue will not occur. If the computer integration system fails for this or any other reason, there could be a material adverse impact on our operating results and financial condition.

     Additional risk factors are set forth in the Risk Factors section below.

BACKLOG

     Generally, we do not have long-term volume purchase contracts with our customers. Instead, customers place purchase orders that are subject to acceptance by us. The timing of the performance of design services and the placement of orders included in our backlog at any particular time are generally within the control of the customer. For example, there could be a significant time lag between engagement for design services and the delivery of a purchase order for the product. Or a customer may from time to time revise delivery quantities or delivery schedules to reflect changes in the customer's needs. For these reasons, our backlog as of any particular date is not a meaningful indicator of future sales.

COMPETITION

     The semiconductor industry is intensely competitive and characterized by constant technological change, rapid product obsolescence, evolving industry standards, and price erosion. Many of our competitors are larger, diversified companies with substantially greater financial resources. Some of these also are customers who have internal semiconductor design and manufacturing capacity. We also compete with smaller and emerging companies whose strategy is to sell products into specialized markets or to provide a portion of the products and services which we offer.

     Our major competitors include large domestic companies such as IBM Corporation, Lucent Technologies, Inc., Motorola, Inc. and Texas Instruments, Inc. We also face competition from large foreign corporations, including Toshiba Corporation, NEC Corporation and SGS Thomson Microelectronics, S.A.

     The principal competitive factors in the industry include:

     - Design capabilities (including EDA programs, cell libraries and engineering skills);

     - Quality of the products and services delivered;

     - Product functionality;

     - Delivery time; and

     - Price.

     In addition, standard products and system level offerings compete on the following factors:

     - Quality of system integration;

     - Existence and accessibility of differentiating features; and

     - Quality and availability of supporting software.

     We believe that we presently compete favorably with respect to these factors. It is possible, however, that other custom design approaches or competing system level products will be developed by others which could have a material adverse impact on our competitive position.

     We are increasingly emphasizing our CoreWare design methodology and system-on-a-chip capability. Competitive factors that are important to the success of this strategy include:

     - Selection, quantity and quality of our CoreWare library elements;

     - Our ability to offer our customers systems level expertise; and

     - Quality of software to support system-level integration.

     Although there are other companies that offer similar types of products and related services, we believe that we currently compete favorably with those companies. However, competition in this area is increasing, and we cannot assure you that our CoreWare methodology approach and product offerings will continue to receive market acceptance.

     We also compete in the storage systems market, which is characterized by many of the same pressures found in the semiconductor industry. We believe that important competitive factors in the storage systems market include the following:

     - Product performance and price;

     - Support for new industry and customer standards;

     - Scalability;

     - Features and functionality; and

     - Reliability, technical service and support.

     Our failure to compete successfully with respect to any of these or other factors could have a material adverse effect on our results of operations and financial condition. Our storage system products compete primarily with products from independent storage providers such as Adaptec, the CLARiiON business unit of Data General Corporation, EMC Corporation, MTI Technologies, Inc., Mylex Corporation and Network

Appliance, Inc. In addition, many of our current customers in this market, as well as certain potential customers, also have internal storage divisions which produce products that compete directly or indirectly with our storage system products. We cannot assure you that these customers, which include Hewlett Packard Company, IBM Corporation, Compaq Computer Corporation, Dell Computer Corporation, Sun Microsystems, Inc., and Unisys Corporation, will continue to purchase storage products from us.

RESEARCH AND DEVELOPMENT

     Our industry is characterized by rapid changes in products, design tools and process technologies. We must continue to improve our existing products, design tool environment and process technologies and to develop new ones in a cost effective manner to meet changing customer requirements and emerging industry standards. If we are not able to successfully introduce new products, design tool environments and process technologies or to achieve volume production of products at acceptable yields using new manufacturing processes, there could be a material adverse impact on our operating results and financial condition.

     We operate research and development facilities in California, Colorado and Kansas. The following table shows our expenditures on research and development activities for each of the last three fiscal years (in thousands).

               YEAR                    AMOUNT    PERCENT OF REVENUE
               ----                   --------   ------------------
1996...............................   $184,452           15%
1997...............................   $226,219           18%
1998...............................   $286,041           19%

     Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities and subcontracting costs. As we continue our commitment to technological leadership in our markets and realize the benefit of cost savings from our restructuring programs in the third quarter of 1998, we anticipate our research and development investment in the second half of 1999 to be approximately 13% to 15% of revenues.

PATENTS, TRADEMARKS AND LICENSES

     We own various United States and international patents and have additional patent applications pending relating to certain of our products and technologies. We also maintain trademarks on certain of our products and services and claim copyright protection for certain proprietary software and documentation. While patent and trademark protection for our intellectual property is important, we believe our future success is primarily dependent upon the technical competence and creative skills of our personnel.

     We also protect our trade secret and other proprietary information through agreements with our customers, suppliers, employees and consultants and through other security measures. We have also entered into certain cross-license agreements that generally provide for the non-exclusive licensing of design and product manufacturing rights and for cross-licensing of future improvements developed by either party.

     We continue to expand our portfolio of patents and trademarks. We offer a staged incentive to engineers to identify, document and submit invention disclosures. We have developed an internal review procedure to maintain a high level of disclosure quality and to establish priorities and plans for filings both in the United States and abroad. The review process is based solely on engineering and management judgment, with no assurance that a specific filing will issue, or if issued, will deliver any lasting value to us. We cannot assure you that the rights granted under any patents will provide competitive advantages to us or will be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries in which our products are or may be manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

     Please see Item 3, Legal Proceedings, additional risk factors set forth in the Risk Factors section and Note 12 of the Notes, below.

ENVIRONMENTAL REGULATION

     Federal, state and local regulations, as well as those of other nations, impose various environmental controls on the use and discharge of certain chemicals and gases used in semiconductor processing. Our facilities have been designed to comply with these regulations, and we believe that our activities conform to present environmental regulations. However, increasing public attention has been focused on the environmental impact of electronics and semiconductor manufacturing operations. While to date we have not experienced any materially adverse impact on our business from environmental regulations, we cannot assure you that such regulations will not be amended so as to impose expensive obligations on us in the future. In addition, violations of environmental regulations or unpermitted discharges of hazardous substances could result in the necessity for the following actions:

     - Additional capital improvements to comply with such regulations or to restrict discharges;

     - Liability to our employees and/or third parties; and

     - Business interruptions as a consequence of permit suspensions or revocations or as a consequence of the granting of injunctions requested by governmental agencies or private parties.

EMPLOYEES

     At December 31, 1998, we and our subsidiaries had approximately 6,420 employees.

     In connection with our restructuring and cost reduction plan announced in October 1998 following the Symbios acquisition, we announced a workforce reduction of 1200 jobs or approximately 17% of the workforce to be achieved by October 1999. The reduction was primarily a result of the following actions:

     - Closure of the manufacturing facility in Japan and the former Symbios test and assembly facilities in Colorado;

     - Consolidation of duplicative design centers and sales offices in the US and Europe; and

     - Closure of redundant administrative functions.

     Our future success depends in large part on the continued service of our key technical and management personnel and on our ability to continue to attract and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. Although we consider our employee relations to be good, the competition for such personnel is intense, and the loss of key employees or the inability to hire such employees when needed could have a material adverse input on our business and financial condition.

                                  RISK FACTORS

     The risks and uncertainties described below are not the only risks we face. In addition to the following risk factors, we refer you to those risk factors described elsewhere in this Form 10-K Report. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial could also impair our business operations.

     Keep these risk factors in mind when you read "forward-looking" statements elsewhere in this Form 10-K Report. These are statements that relate to our expectations for future events and time periods. Generally, the words "anticipate," "expect," "intend" and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties. Future events and circumstances could differ significantly from those associated with the forward-looking statements.

     WE DEPEND ON NEW PROCESS TECHNOLOGIES AND PRODUCTS TO MAINTAIN OUR COMPETITIVE POSITION. The semiconductor industry is intensely competitive and characterized by constant technological change, rapid product obsolescence and evolving industry standards. We believe that our future success depends, in part, on our ability to improve on existing technologies and to develop and implement new ones in order to continue to reduce semiconductor chip size and improve product performance and manufacturing yields. We must also be able to adopt and implement emerging industry standards and to adapt products and processes to technological changes. If we are not able to implement new process technologies successfully or to achieve volume production of new products at acceptable yields, our operating results and financial condition will be adversely impacted.

     In addition, we must continue to develop and introduce new products that compete effectively on the basis of price and performance and that satisfy customer requirements. We continue to emphasize engineering development and acquisition of CoreWare building blocks, or cores, and integration of our CoreWare libraries into our design capabilities. Our cores and ASSPs are intended to be based upon industry standard functions, interfaces and protocols so that they are useful in a wide variety of systems applications. Development of new products and cores often requires long-term forecasting of market trends, development and implementation of new or changing technologies and a substantial capital commitment. We cannot assure you that ASSPs or cores that we select for investment of our financial and engineering resources will be developed or acquired in a timely manner or will enjoy market acceptance.

     OUR MANUFACTURING FACILITIES ARE SUBJECT TO DISRUPTION DUE TO CAUSES BEYOND OUR CONTROL. Operations at any of our primary manufacturing facilities or at any of our assembly subcontractors, are subject to disruption for a variety of reasons, including work stoppages, fire, earthquake, flooding or other natural disasters, or Year 2000 related problems. Such disruption could cause delays in shipments of products to our customers. We cannot assure you that alternate production capacity would be available if a major disruption were to occur, or that if it were available, it could be obtained on favorable terms. Such a disruption could result in cancellation of orders or loss of customers. Such a loss would result in a material adverse impact on our operating results and financial condition.

     WE DO NOT CONTROL THE TIMING OR VOLUME OF PRODUCTION ORDERS PLACED BY OUR CUSTOMERS. We generally do not have long-term volume production contracts with our customers. Whether and to what extent customers place orders for any specific ASIC design or ASSPs and the quantities of products included in those orders are factors beyond our control. Insufficient orders will result in underutilization of our manufacturing facilities and would adversely impact our operating results and financial condition.

     THE RAMP-UP OF OUR NEW WAFER FABRICATION FACILITY COULD TAKE LONGER AND COST MORE THAN ANTICIPATED. Our new wafer fabrication facility in Gresham, Oregon, began production in December 1998. The Gresham facility is a sophisticated, highly complex, state-of-the-art factory. Actual production rates depend upon the reliable operation and effective integration of a variety of hardware and software components. We cannot assure you that all of these components will be fully functional or successfully integrated within the currently projected ramping schedule or that the facility will achieve the forecasted yield targets. Our inability to achieve and maintain acceptable production capacity and yield levels could have a material adverse impact on our operating results and financial condition.

     In addition, the amount of capital expenditures required to bring the facility to full operating capacity could be greater than we currently anticipate. Higher ramp-up costs will reduce margins and could have a material adverse impact on our results of operations and financial condition.

     WE MAY ENCOUNTER DIFFICULTIES IN OBTAINING MATERIALS FOR MANUFACTURING. We use a wide range of raw materials in the production of our semiconductors, host adapter boards and storage systems products, including silicon wafers, processing chemicals, and electronic and mechanical components. We generally do not have guaranteed supply arrangements with our suppliers and do not maintain an extensive inventory of materials for manufacturing. Some of these materials we purchase from a limited number of vendors, and some we purchase from a single supplier. On occasion, we have experienced difficulty in securing an adequate volume and quality of materials. We cannot assure you that if we have difficulty in obtaining materials or components in the future alternative suppliers will be available, or that available suppliers will provide materials and components in a timely manner or on favorable terms. If we cannot obtain adequate materials for manufacture of products, there could be a material impact on our operating results and financial condition.

     HIGH CAPITAL REQUIREMENTS AND HIGH FIXED COSTS CHARACTERIZE OUR BUSINESS, AND WE FACE A RISK THAT REQUIRED CAPITAL MIGHT BE UNAVAILABLE WHEN WE NEED
IT. In order to remain competitive, we must continue to make significant investments in new facilities and capital equipment. We spent $329 million in 1998, net of retirements and refinancings, on investments in new facilities and capital equipment (not including facilities and capital equipment acquired with Symbios), and we expect to spend approximately $200 million during 1999. We expect to continue to make significant investments in new facilities and capital equipment. We believe that we will be able to meet our operating and capital requirements and obligations for the foreseeable future using existing liquid resources, funds generated from our operations and our ability to borrow funds. We believe that our level of liquid resources is important, and we may seek additional equity or debt financing from time to time. However, we cannot assure you that additional financing will be available when needed or, if available, will be on favorable terms. Moreover, any future equity or convertible debt financing will decrease existing stockholders' percentage equity ownership and may result in dilution, depending on the price at which the equity is sold or the debt is converted. In addition, the high level of capital expenditures required to remain competitive results in relatively high fixed costs. If demand for our products does not absorb additional capacity, the fixed costs and operating expenses related to increases in our production capacity could have a material adverse impact on our operating results and financial condition.

     THE PRICE OF OUR SECURITIES MAY BE AFFECTED BY FLUCTUATIONS IN OPERATING RESULTS. Future operating results will continue to be subject to quarterly variations based upon a wide variety of factors including:

     - The cyclical nature of both the semiconductor industry and the markets addressed by our products;

     - The availability and extent of utilization of manufacturing capacity;

     - Erosion in the price of our products; and

     - The timing of new product introductions, the ability to develop and implement new technologies and other competitive factors.

     Operating results could also be impacted by sudden fluctuations in customer requirements, currency exchange rate fluctuations and other economic conditions affecting customer demand and the cost of operations in one or more of the global markets in which we do business.

     We operate in a technologically advanced, rapidly changing and highly competitive environment, and we predominantly sell custom products to customers operating in a similar environment. Accordingly, changes in the conditions of any of our customers may have a greater impact on our operating results and financial condition than if we predominantly offered standard products that could be sold to many purchasers. While we cannot predict what effect these various factors may have on our financial results, their aggregate effect could result in significant volatility in future performance. Our failure to meet the performance expectations published by external sources could result in a sudden and significant drop in the price of our stock and other securities, particularly on a short-term basis.

     OUR MARKETS ARE HIGHLY COMPETITIVE. We compete in markets that are intensely competitive, and which exhibit both rapid technological changes and continued price erosion. Our competitors include many large domestic and foreign companies that have substantially greater financial, technical and management resources than us. Several major diversified electronics companies offer ASIC products and/or other products that are competitive with our product lines. Other competitors are smaller, specialized and emerging companies attempting to sell products in particular markets that we also target. In addition, we face competition from some companies whose strategy is to provide a portion of the products and services that we offer. For example, these competitors may offer semiconductor design services, may license design tools, and/or may provide support for obtaining products at an independent foundry. Some of our large customers, some of whom may have licensed elements of our process and product technologies, may develop internal design and production operations to produce their own ASICs, thereby displacing our products. Therefore, we cannot assure you that we will be able to continue to compete effectively with our existing or new competitors. Loss of competitive position could result in price reductions, fewer customer orders, reduced revenues, reduced gross margins, and loss of market share, any of which would affect our operating results and financial condition.

     To remain competitive, we continue to evaluate our worldwide manufacturing operations, looking for additional cost savings and technological improvements. If we are not able to implement successfully new process technologies and to achieve volume production of new products at acceptable yields, our operating results and financial condition may be affected.

     Our future competitive performance depends on a number of factors, including our ability to:

     - Accurately identify emerging technological trends and demand for product features and performance characteristics;

     - Develop and maintain competitive products;

     - Enhance our products by adding innovative features that differentiate our products from those of our competitors;

     - Bring products to market on a timely basis at competitive prices;

     - Properly identify target markets;

     - Respond effectively to new technological changes or new product announcements by others;

     - Reduce semiconductor chip size, increase device performance and improve manufacturing yields;

     - Adapt products and processes to technological changes; and

     - Adopt and/or set emerging industry standards.

     We cannot assure you that our design, development and introduction schedules for new products or enhancements to our existing and future products will be met. In addition, we cannot assure you that these products or enhancements will achieve market acceptance, or that we will be able to sell these products at prices that are favorable to us.

     WE MUST MAKE SIGNIFICANT INVESTMENTS IN RESEARCH AND DEVELOPMENT. We must continue to make significant investments in research and development in order to continually enhance the performance and functionality of our products, to keep pace with competitive products and to satisfy customer demands for improved performance, features and functionality. Technical innovations are inherently complex and require long development cycles and appropriate professional staffing. We must complete development of such innovations before they are obsolete, and make them sufficiently compelling to attract customers. Also, we must incur substantial research and development costs before we confirm the technical feasibility and commercial viability of a product. Therefore, we spend substantial resources determining the feasibility of certain innovations that may not lead to a product but may instead result in numerous dead ends and sunk costs. We cannot assure you that revenues from future products or product enhancements will be sufficient to recover the development costs associated with such products or enhancements or that we will be able to secure the financial resources necessary to fund future development.

     WE ARE EXPOSED TO RISK FROM CHANGES IN FOREIGN CURRENCY EXCHANGE RATES. We have international subsidiaries that operate and sell our products globally. Further, we purchase a substantial portion of our raw materials and equipment from foreign suppliers, and incur labor and other operating costs in foreign currencies, particularly in our Japanese manufacturing facilities. As a result, we are exposed to changes in foreign currency exchange rates or weak economic conditions in other the countries.

     We also have debt obligations in Japan, which totaled approximately 8.68 billion yen (approximately US$74.6 million) at December 31, 1998. These obligations expose us to exchange rate fluctuations for the period of time from the start of the transaction until it is settled. In recent years, the yen has fluctuated substantially against the U.S. dollar. We use forward exchange, currency swap, interest swap and option contracts to manage our exposure to currency fluctuations and changes in interest rates. There were no interest rate swap, currency swap or forward exchange contracts outstanding as of December 31, 1998. We cannot assure you, however, that such hedging transactions will eliminate exposure to currency rate fluctuations and changes in interest rates. Notwithstanding our efforts to foresee and mitigate the effects of changes in fiscal circumstances, fluctuations in currency exchange rates in the future could affect our operations and/or cash flows. In addition, high inflation rates in foreign countries could affect our future results.

     WE DO BUSINESS IN EUROPE AND FACE RISKS RELATED TO THE EURO. A new European currency was implemented in January 1999 to replace the separate currencies of eleven western European countries. This is requiring changes in our operations as we modify systems and commercial arrangements to deal with the new currency. Modifications are necessary in operations such as payroll, benefits and pension systems, contracts with suppliers and customers, and internal financial reporting systems. Although a three-year transition period is expected during which transactions may also be made in the old currencies, this is requiring dual currency processes for our operations. We have identified issues involved and are developing and implementing solutions. The cost of this effort is not expected to have a material effect on our business or results of operations. We cannot assure to you, however, that all problems will be foreseen and corrected or that no material disruption of our business will occur.

     CHANGES IN INTERNATIONAL TRADE AND ECONOMIC CONDITIONS COULD AFFECT OUR BUSINESS. We have substantial business activities in Europe and the Pan-Asia region. Both manufacturing and sales of our products may be adversely impacted by changes in political and economic conditions abroad. A change in the current tariff structures, export compliance laws or other trade policies, in either the United States or foreign countries could adversely impact our ability to manufacture or sell in foreign markets.

     The economic crisis in Asia has affected business conditions and pricing in the region. We subcontract test and assembly functions to subcontractors in Asia. A significant reduction in the number or capacity of qualified subcontractors or a substantial increase in pricing could cause longer lead times, delays in the delivery of customer orders or increased costs. Such conditions could have an adverse impact on our operating results. Additionally, our customers sell products, especially consumer products, into the Pan-Asia region. A significant decrease in sales to end-users and consumers in the area could result in a decline in orders and have an impact on our operating results and financial condition.

     OUR MARKETING STRATEGY CREATES RISKS ASSOCIATED WITH CUSTOMER CONCENTRATION. We expect that we will become increasingly dependent on a limited number of customers for a substantial portion of our net revenues as a result of our strategy to direct our marketing and selling efforts toward selected customers. During 1998, Sony Corporation accounted for 12% of net revenues.

     Our operating results and financial condition could be affected if:

     - We do not win new product designs from major customers;

     - Major customers cancel their business with us;

     - Major customers make significant changes in scheduled deliveries; or

     - Prices of products that we sell to these customers are decreased.

     OUR BUSINESS AS A HIGH TECHNOLOGY COMPANY PRESENTS RISKS OF INTELLECTUAL PROPERTY OBSOLESCENCE, INFRINGEMENT AND LITIGATION. Our success is dependent in part on our technology and other proprietary rights, and we believe that there is value in the protection afforded by our patents, patent applications and trademarks. However, the semiconductor industry is characterized by rapidly changing technology, and our future success depends primarily on the technical competence and creative skills of our personnel, rather than on patent and trademark protection.

     As is typical in the semiconductor industry, from time to time we have received communications from other parties asserting that they possess patent rights, mask work rights, copyrights, trademark rights or other intellectual property rights which cover certain of our products, processes, technologies or information. We are evaluating several such assertions. We are considering whether to seek licenses with respect to certain of these claims. Based on industry practice, we believe that licenses or other rights, if necessary, could be obtained on commercially reasonable terms for existing or future claims. Nevertheless, we cannot assure you that licenses can be obtained, or if obtained will be on acceptable terms or that litigation or other administrative proceedings will not occur. Litigation of such claims or the inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms could have an impact on our operating results and financial condition.

     OUR MARKETS ARE SUBJECT TO CYCLICAL FLUCTUATIONS. We may experience period-to-period fluctuations or a decline as a result of the following:

     - Rapid technological change, rapid product obsolescence, and price erosion in our products;

     - Fluctuations in supply and demand in the semiconductor or storage markets for our products;

     - Maturing product cycles in our products or products produced by our customers; and

     - Fluctuations or declines in general economic conditions, which often produce abrupt fluctuations or declines in our products or the products or services offered by our suppliers and customers.

     Significant industry-wide fluctuations or a downturn as a result of these factors could affect our operating results and financial condition.

     The semiconductor industry also has experienced periods of rapid expansion of production capacity. Even if our customers' demand were not to decline, the availability of additional excess production capacity in our industry creates competitive pressure that can degrade pricing levels, which can also depress our revenues. Also, during such periods, customers who benefit from shorter lead times may delay some purchases into future periods, which could affect our demand and revenues for the short term. We cannot assure you that we will not experience such downturns or fluctuations in the future, which could affect our operating results and financial condition.

     WE FACE RISKS ASSOCIATED WITH ACQUISITIONS AND INVESTMENT ALLIANCES. We intend to continue to make investments in companies, products and technologies, either through acquisitions or investment alliances. Acquisitions and investment activities often involve risks, including:

     - We may experience difficulty in assimilating the acquired operations and employees;

     - We may be unable to retain the key employees of the acquired operation;

     - The acquisition or investment may disrupt our ongoing business;

     - We may not be able to incorporate successfully the acquired technology and operations into our business and maintain uniform standards, controls, policies and procedures; and

     - We may lack the experience to enter into new markets, products or technologies.

     Some of these factors are beyond our control. Failure to manage growth effectively and to integrate acquisitions would affect our operating results or financial condition.

     WE DEPEND ON KEY EMPLOYEES AND FACE COMPETITION IN HIRING AND RETAINING QUALIFIED EMPLOYEES. Our employees are vital to our success, and our key management, engineering and other employees are difficult to replace. We generally do not have employment contracts with our key employees. Further, we do not maintain key person life insurance on any of our employees. The expansion of high technology companies in Silicon Valley and Colorado has increased demand and competition for qualified personnel. We may not be able to attract, assimilate or retain additional highly qualified employees in the future. These factors could affect our business, financial condition and results of operations.

     WE FACE RISKS FROM THE YEAR 2000 ISSUE. As with many other companies, the Year 2000 computer issue presents risks for us. We use a significant number of computer software programs and operating systems in our internal operations, including applications used in our financial, product development, order management and manufacturing systems.

     The inability of computer software programs to accurately recognize, interpret and process date codes designating the year 2000 and beyond could cause systems to yield inaccurate results or encounter operating problems resulting in the interruption of the business operations which they control. This could adversely affect our ability to process orders, forecast production requirements or issue invoices. A significant failure of the computer integrated manufacturing systems, which monitor and control factory equipment, would disrupt manufacturing operations and cause a delay in completion and shipping of products. Moreover, if our critical suppliers' or customers' systems or products fail because of a Year 2000 malfunction, it could impact our operating results. Finally, our own products could malfunction as a result of a failure in date recognition, giving rise to the possibility of warranty claims and litigation.

     Based on currently available information, our management does not believe that the Year 2000 issues discussed above, related to internal systems or products sold to customers, will have a material impact on our financial condition or overall trends in results of operations. However, we are uncertain to what extent we may be affected by such matters. A significant disruption of our financial management and control systems or a lengthy interruption in our manufacturing operations caused by a Year 2000 related issue could result in a material adverse impact on our operating results and financial condition. In addition, it is possible that a supplier's failure to ensure Year 2000 capability or our customer's concerns about Year 2000 readiness of our products would have a material adverse effect on our results of operations.

ITEM 2. PROPERTIES

     The following table sets forth certain information concerning our principal facilities.

PRINCIPAL LOCATIONS

 NO. OF                                   LEASED/     TOTAL
BUILDINGS            LOCATION              OWNED     SQ. FT.                  USE
---------            --------             -------    -------                  ---
    7        Milpitas, CA                 Leased     609,410    Executive Offices,
                                                                Administration, Engineering
    1        Fremont, CA                  Leased      74,000    Manufacturing
    1        Fremont, CA                   Owned      65,000    Manufacturing
    2        Santa Clara, CA              Leased      83,290    Research and Development
    1        Fremont, CA                  Leased      39,246    Logistics
    3        Gresham, OR                   Owned     532,400    Executive Offices, Engineering,
                                                                Manufacturing
    1        Bracknell, United Kingdom    Leased      70,000    Executive Offices, Design
                                                                Center, Sales
    1        Tokyo, Japan                 Leased      24,263    Executive Offices, Design
                                                                Center, Sales
    7        Tsukuba, Japan                Owned     334,541    Executive Offices, Manufacturing
    1        Etobicoke, Canada            Leased      14,005    Design Center, Sales
    1        Tsuen Wan, Hong Kong          Owned      26,000    Manufacturing Control, Assembly
                                                                & Test
    3        Colorado Springs, CO          Owned     449,000    Executive Offices,
                                                                Manufacturing,
    2        Fort Collins, CO              Owned     270,000    Executive Offices,
                                                                Manufacturing,
    1        Witchita, KS                  Owned     332,000    Executive Offices,
                                                                Manufacturing,

     In addition, we maintain leased regional office space for our field sales, marketing and design center offices at locations in North America, Europe, Japan and elsewhere in Pan-Asia. In addition, we maintain design centers at various distributor locations.

     Leased facilities described above are subject to operating leases which expire in 1999 through 2022. (See Note 12 of Notes to Consolidated Financial Statements.)

     Although we have plans to acquire additional equipment, we believe that our existing facilities and equipment are well maintained, in good operating condition and are adequate to meet our current requirements.

ITEM 3. LEGAL PROCEEDINGS

     During the third quarter of 1995, the remaining shares of our Canadian subsidiary, LSI Logic Corporation of Canada, Inc. ("LSI Canada"), that were previously owned by other parties were acquired by another one of our subsidiary companies. At that time former shareholders of LSI Canada representing approximately 800,000 shares or about 3% (which is now approximately 620,000 shares) of the previously outstanding shares, exercised dissent and appraisal rights as provided by Canadian law. By so doing, these parties notified LSI Canada of their disagreement with the per share value in Canadian dollars ($4.00) that was paid to the other former shareholders. In order to resolve this matter, a petition was filed by LSI Canada in late 1995 in the Court of Queen's Bench of Alberta, Judicial District of Calgary (the "Court") and has been pending since that time. The trial of that case was to occur in late 1998. Prior to the scheduled commencement of the trial, some of the parties who represent approximately 410,000 shares retained a new attorney. Their new attorney is now attempting to set aside the action based on the petition filed by LSI Canada and commence a new action, which we understand will be based on a different legal theory. Until their request is heard and resolved by the Court, a new trial date for the pending matter is not expected to be set. They have also notified us that they intend to bring a new action alleging that other conduct by LSI Logic Corporation was oppressive of the rights of minority shareholders in LSI Canada, for which they will seek damages. While we cannot give any assurances regarding the resolution of these matters, we believe that the final outcome will not have a material adverse effect on our consolidated results of operations or financial condition. Also, during 1998, a claim that was brought in 1994 by another former shareholder of LSI Canada against LSI Logic Corporation in the Court of Chancery of the State of Delaware in and for the New Castle County was dismissed. That dismissal was upheld on appeal to the Delaware Supreme Court.

     We have learned that a lawsuit alleging patent infringement has been filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation, Limited Partnership against eighty-eight electronics industry companies, including us. Although we have learned that we are one of the named defendants, we have not yet been served with the complaint. We understand that the patents involved in this lawsuit generally relate to semiconductor manufacturing and computer imaging, including the use of bar coding for automatic identification of articles. While we cannot make any assurances regarding the eventual resolution of this matter, we do not believe it will have a material adverse effect on our consolidated results of operations or financial conditions

     We are a party to other litigation matters and claims which are normal in the course of our operations, and while the results of such litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a materially adverse effect on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our stock trades on the New York Stock Exchange under the symbol "LSI." The high and low sales prices for the stock for each full quarterly period within the two most recent fiscal years as reported on the Exchange are:

                               STOCK PRICE RANGE

                                               1998                   1997
                                        -------------------    -------------------
First Quarter.........................  $19.31    -   27.50    $25.88    -   38.25
Second Quarter........................  $20.75    -   29.38    $32.00    -   46.88
Third Quarter.........................  $11.50    -   25.13    $28.38    -   36.75
Fourth Quarter........................  $10.50    -   20.50    $18.63    -   32.69
                                        -------------------    -------------------
Year..................................  $10.50    -   29.38    $18.63    -   46.88
                                        ===================    ===================

     At February 12, 1999, there were approximately 3,631 owners of record of our common stock.

     We have never paid cash dividends on our common stock. It is presently our policy to reinvest our earnings internally, and we do not anticipate paying any dividends to stockholders in the foreseeable future. In addition, pursuant to the Amended and Restated Credit Agreement dated as of September 22, 1998, by and among us, LSI Logic Japan Semiconductor, Inc., and ABN AMRO Bank N.V., we are prohibited from declaring or paying dividends.

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR CONSOLIDATED SUMMARY

                                                                    YEAR ENDED DECEMBER 31ST
                                                 --------------------------------------------------------------
                                                    1998         1997         1996         1995         1994
                                                 ----------   ----------   ----------   ----------   ----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues.......................................  $1,490,701   $1,290,275   $1,238,694   $1,267,657   $  901,830
                                                 ----------   ----------   ----------   ----------   ----------
Costs and expenses
  Cost of revenues.............................     867,278      675,153      695,002      665,673      520,150
  Research and development.....................     286,041      226,219      184,452      123,892       98,978
  Selling, general and administrative..........     219,566      190,680      166,823      159,393      124,936
  Acquired in-process research and
    development................................     145,500        2,850           --           --           --
  Restructuring of operations and other
    non-recurring charges......................      75,400           --           --           --           --
  Amortization of intangibles..................      22,369        4,472        3,869        2,296        1,022
                                                 ----------   ----------   ----------   ----------   ----------
         Total costs and expenses..............   1,616,154    1,099,374    1,050,146      951,254      745,086
                                                 ----------   ----------   ----------   ----------   ----------
(Loss)/income from operations..................    (125,453)     190,901      188,548      316,403      156,744
Interest expense...............................      (8,477)      (1,497)     (13,610)     (16,349)     (18,455)
Interest income and other......................      10,282       34,759       30,177       34,889       17,880
                                                 ----------   ----------   ----------   ----------   ----------
(Loss)/income before income taxes, minority
  interest and cumulative effect of change in
  accounting principle.........................    (123,648)     224,163      205,115      334,943      156,169
Provision for income taxes.....................       7,916       62,748       57,432       93,781       43,679
                                                 ----------   ----------   ----------   ----------   ----------
(Loss)/income before minority interest and
  cumulative effect of change in accounting
  principle....................................    (131,564)     161,415      147,683      241,162      112,490
Minority interest in net income of
  subsidiaries.................................          68          727          499        3,042        3,747
                                                 ----------   ----------   ----------   ----------   ----------
(Loss)/income before cumulative effect of
  change in accounting principle...............    (131,632)     160,688      147,184      238,120      108,743
Cumulative effect of change in accounting
  principle....................................          --       (1,440)          --           --           --
                                                 ----------   ----------   ----------   ----------   ----------
Net (loss)/income..............................  $ (131,632)  $  159,248   $  147,184   $  238,120   $  108,743
                                                 ==========   ==========   ==========   ==========   ==========
Basic earnings per share:
  (Loss)/income before cumulative effect of
    change in accounting principle.............  $    (0.93)  $     1.16   $     1.14   $     1.92   $     1.02
  Cumulative effect of change in accounting
    principle..................................          --        (0.01)          --           --           --
                                                 ----------   ----------   ----------   ----------   ----------
  Net (loss)/income............................  $    (0.93)  $     1.15   $     1.14   $     1.92   $     1.02
                                                 ==========   ==========   ==========   ==========   ==========
Diluted earnings per share:
  (Loss)/income before cumulative effect of
    change in accounting principle.............  $    (0.93)  $     1.12   $     1.07   $     1.75   $     0.93
  Cumulative effect of change in accounting
    principle..................................          --        (0.01)          --           --           --
                                                 ----------   ----------   ----------   ----------   ----------
  Net (loss)/ income...........................  $    (0.93)  $     1.11   $     1.07   $     1.75   $     0.93
                                                 ==========   ==========   ==========   ==========   ==========
Year-end status:
  Total assets.................................  $2,799,997   $2,126,912   $1,952,714   $1,849,587   $1,270,374
  Long-term debt...............................  $  555,654   $   67,300   $  258,274   $  199,543   $  262,730
  Stockholders' equity.........................  $1,510,135   $1,565,973   $1,316,219   $1,216,246   $  544,906
                                                 ----------   ----------   ----------   ----------   ----------

     The Company's fiscal years ended on December 31 in 1998 and 1997, and the Sunday closest to December 31 in 1996, 1995 and 1994. For presentation purposes, the Consolidated Financial Statements refer to December 31 as year end. The Company reported a charge for restructuring of $75.4 million in the third quarter of 1998 (See Note 3 of the Notes) and a charge for in-process technology of $145.5 million related to the acquisition of Symbios on August 6, 1998. (See
Note 2 of the Notes.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

     Revenues for LSI Logic increased 15.5% to $1.49 billion in 1998 from $1.29 billion in 1997. The increase is primarily attributable to revenues generated as a result of our purchase of Symbios, Inc. ("Symbios") from Hyundai Electronics America ("HEA") on August 6, 1998. We recorded a loss from operations of $125.5 million for 1998 compared to income from operations of $190.9 million in 1997. The loss from operations in 1998 is primarily a result of a restructuring charge of $75.4 million in the third quarter of 1998, a $145.5 million charge for acquired in-process research and development and an additional $16.8 million of goodwill amortization stemming from the acquisition of Symbios. The charges stemming from restructuring actions, the in-process research and development and goodwill amortization are discussed further below and in Notes 2 and 3 of Notes to the Consolidated Financial Statements (referred to hereafter as "Notes"). The net loss for the year ended December 31, 1998 was $131.6 million or $0.93 loss per diluted share compared to net income for the same period in 1997 of $159.2 million or $1.11 income per diluted share.

     While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information, we recommend that you read this discussion and analysis in conjunction with the remainder of this Annual Report on Form 10-K.

     In 1998 and 1997, our fiscal year ended December 31. Fiscal years 1998 and 1996 were 52-week years, and fiscal year 1997 was a 53-week year. In 1996, the fiscal year ended on the Sunday closest to December 31. For presentation purposes, the consolidated financial statements and notes refer to December 31 as year end for all those years.

     Statements in this discussion and analysis include forward looking information statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. These statements involve known and unknown risks and uncertainties. Our actual results in future periods may be significantly different from any future performance suggested in this report. Risks and uncertainties that may affect our results may include, among others:

     - Fluctuations in the timing and volumes of customer demand;

     - Currency exchange rates;

     - Availability and utilization of our manufacturing capacity;

     - Timing and success of new product introductions; and

     - Unexpected obsolescence of existing products.

     The extent to which our plans for future cost reductions are realized also may impact our future financial performance. We operate in an industry sector where security values are highly volatile and may be influenced by economic and other factors beyond our control. See additional discussion contained in "Risk Factors" set forth in Part I of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

     REVENUE. In 1998, we adopted Statement of Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." We concluded that we operate in two reportable segments: the Semiconductor segment and the Storage Systems segment. In the Semiconductor segment, we design, develop, manufacture and market integrated circuits, including application-specific integrated circuits ("ASICs"), application-specific standard products ("ASSPs") and related products and services. Semiconductor design and service revenues include engineering design services, licensing of LSI Logic's advanced design tools software, and technology transfer and support services. Our customers use these services in the design of increasingly advanced integrated circuits characterized by higher levels of functionality and performance. The proportion of revenues from ASIC design and related services compared to semiconductor product sales varies among customers depending upon their specific requirements. In the Storage Systems segment, we design, manufacture, market and support high performance data storage management and storage systems solutions, including host adapter boards ("HAB") and a complete line of Redundant Array of

Independent Disks ("RAID") storage systems, subsystems and related software. The following table describes revenues from the Semiconductor and Storage Systems segments as a percentage of total consolidated revenues:

                    REPORTABLE SEGMENTS:                      1998    1997    1996
                    --------------------                      ----    ----    ----
Semiconductor...............................................   94%    100%    100%
Storage Systems.............................................    6%      --      --
                                                              ----    ----    ----
                                                              100%    100%    100%
                                                              ====    ====    ====

     The Storage Systems segment was added in 1998 with the purchase of Symbios (See Note 2 of the Notes), and therefore financial data are not available for comparative purposes in prior years. In addition, the segment does not meet the quantitative thresholds of a reportable segment as defined in SFAS No. 131, and accordingly, separate financial information related to the segment has been excluded for the fiscal year 1998.

     Total revenues increased 15.5% to $1.49 billion in 1998 from $1.29 billion in 1997. This increase is primarily a result of additional revenues from Symbios after August 6, 1998, and increased demand for our component products used in communications and networking applications. The increase was offset in part by decreased demand for our component products used in computer product applications and lower average selling prices when expressed in dollars for component products used in computer and consumer product applications. Design and service revenues remained relatively consistent as compared to 1997 at 5% of total Semiconductor segment revenues. In 1997, all revenues were from the Semiconductor segment. During 1998, one customer represented 12% of our consolidated revenues.

     Total revenues increased to $1.29 billion in 1997 from $1.24 billion in 1996. The increase in revenues during 1997 primarily reflected an increase in demand for our component products used in consumer and communication applications. The increase was offset in part by declines in demand for our component products used in computer applications and by lower average selling prices during 1997 as compared to 1996 when expressed in dollars. Design and service revenues remained relatively consistent as compared to 1996 at 6% of total revenues. One customer represented 22% in 1997 and 14% in 1996 of the Company's consolidated revenues.

     OPERATING COSTS AND EXPENSES. Key elements of the consolidated statements of operations, expressed as a percentage of revenues, were as follows:

                                                              1998     1997    1996
                                                              -----    ----    ----
Gross profit margin.........................................   42 %    48%     44%
Research and development expense............................   19 %    18%     15%
Selling, general and administrative expense.................   15 %    15%     13%
(Loss)/income from operations...............................   (8)%    15%     15%

     GROSS MARGIN. Gross margin percentage for 1998 decreased to 42% from 48% in 1997. The decrease reflects a combination of the following elements:

     - Non-recurring inventory charges;

     - Changes in product mix related to Symbios product additions from August 6, 1998;

     - Lower average selling prices, including the impact from currency fluctuations; and

     - Increased cost of sales from commencing operations at our new fabrication facility in Gresham, Oregon in December of 1998.

     The gross margin percentage for 1997 increased to 48% of revenues, compared with 44% in 1996. The increase was primarily related to increased manufacturing yields largely attributable to the installation of chemical mechanical polishing equipment during the fourth quarter of 1996 and to an improvement in capacity utilization during 1997 as compared to 1996. The increase was partially offset by lower average selling prices.

     Our operating environment, combined with the resources required to operate in the semiconductor industry, requires that we manage a variety of factors. These factors include, among other things:

     - Product mix;

     - Factory capacity and utilization;

     - Manufacturing yields;

     - Availability of certain raw materials;

     - Terms negotiated with third-party subcontractors; and

     - Foreign currency fluctuations.

     These and other factors could have a significant effect on our gross margin in future periods.

     Changes in the relative strength of the yen may have a greater impact on gross margin than other foreign exchange fluctuations due to our large wafer fabrication operations in Japan. Although the yen weakened (the average yen exchange rate for 1998 decreased 9.9% from 1997), the effect on gross margin and net income was not significant because yen denominated sales offset a substantial portion of yen denominated costs during those periods. Moreover, we hedged a portion of our remaining yen exposure. (See Note 6 of the Notes.) Future changes in the relative strength of the yen or mix of foreign denominated revenues and costs could have a significant effect on gross margins or operating results.

     RESEARCH AND DEVELOPMENT. Total research and development ("R&D") increased 26.4% or $59.8 million to $286.0 million during 1998 as compared to 1997. The increase is attributable to the following:

     - Research and development expenditures for Symbios included in our consolidated financial statements since August 6, 1998;

     - Expenditures related to the continued development of advanced sub-micron products and process technologies; and

     - Upgrade from 6 inch to 8 inch wafer fabrication capability at our Santa Clara, California research and development facility.

     As a percentage of revenues, R&D expenses were 19% in 1998, 18% in 1997, and 15% in 1996. Total R&D expenses increased from previous years' R&D spending by $42 million to $226.2 million in 1997 and by $61 million to $184.5 million in 1996. The increase in 1997 as compared to 1996 was primarily attributed to increased compensation and staffing levels and expansions of our product development centers as we continued to develop higher technology sub-micron products and the related manufacturing, packaging and design processes. As we continue our commitment to technological leadership in our markets and realize the benefit of cost savings from our restructuring programs in the third quarter of 1998, we are targeting our research and development investment in the second half of 1999 to be approximately 13% to 15% of revenues.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses ("SG&A") increased $28.9 million during 1998 as compared to 1997. The increase is primarily attributable to SG&A expenses from Symbios since August 6, 1998. SG&A expenses as a percentage of revenue were 15% in 1998 and 1997 and 13% in 1996.

     SG&A expenses increased $24 million in 1997 and $7 million in 1996 from previous years' SG&A spending. The increases during 1997 and 1996 are primarily attributable to increased information technology costs related to upgrading our business systems and infrastructure. We are targeting SG&A expenses to decline in 1999 to 13% of revenues as the benefit of cost savings are realized during 1999 from the restructuring programs established in the third quarter of 1998.

     IN-PROCESS RESEARCH AND DEVELOPMENT. We reduced our estimate of the amount allocated to in-process research and development("IPR&D") by $79.3 million from the $224.8 million amount previously reported in the third quarter of 1998 to $145.5 million for the year ended December 31, 1998. Amortization of intangibles increased by $4.3 million from $18.1 million to $22.4 million for the year ended December 31, 1998. The basic loss per share and loss per share assuming dilution decreased from $1.47 to $0.93 for the year ending December 31, 1998.

     We allocated amounts to IPR&D and intangible assets in the third quarter of 1998 in a manner consistent with widely recognized appraisal practices and in consultation with our independent accountants PricewaterhouseCoopers LLP at the date of acquisition of Symbios. Subsequent to the acquisition, the SEC staff expressed views that took issue with certain appraisal practices generally employed in determining the fair value of the IPR&D that was the basis for our measurement of our IPR&D charge. The charge of $224.8 million, as first we reported, was based upon the work of an independent valuation firm that had utilized the methodologies the SEC has since announced it does not consider appropriate.

     As a result of computing IPR&D using the SEC preferred methodology, we, in consultation with our independent accountants, decided to revise the amount originally allocated to IPR&D. We have revised earnings for 1998 and will amend our Report on Form 10-Q and Report on Form 8-K/A previously filed with the SEC. The revised quarterly results for the third and fourth quarters of 1998 are included in this Report under Part II, Item 8 "Financial Statements and Supplementary Data."

     The value assigned to IPR&D was determined by identifying research projects in areas for which technological feasibility had not been established. These include semiconductor projects of $94.6 million and storage systems projects of $50.9 million. The value was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value as defined below.

     Net cash flows. The net cash flows from the identified projects are based on our estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, and income taxes from those projects. These estimates are based on the assumptions mentioned below. The research and development costs included in the model reflect costs to sustain projects, but exclude costs to bring in-process projects to technological feasibility.

     The estimated revenues are based on management projections of each in-process project for semiconductor and storage systems products, and the aggregated business projections were compared and found to be in line with industry analysts' forecasts of growth in substantially all of the relevant markets. Estimated total revenues from the IPR&D product areas are expected to peak in the year 2001 and decline from 2002 to 2005 as other new products are expected to become available. These projections are based on our estimates of market size and growth, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors.

     Projected gross margins approximate Symbios' recent historical performance and are in line with industry margins in the semiconductor and storage systems industry sectors. The estimated selling, general and administrative costs are consistent with Symbios' historical cost structure which is in line with industry averages at approximately 15% of revenues. Research and development costs are consistent with Symbios' historical cost structure.

     Royalty rate. The Company applied a royalty charge of 25% of operating income for each in-process project to attribute value for dependency on predecessor core technologies.

     Discount rate. Discounting the net cash flows back to their present value is based on the industry weighted average cost of capital ("WACC"). The industry WACC is approximately 15% for semiconductors and 16% for storage systems. The discount rate used in discounting the net cash flows from IPR&D is 20% for semiconductor and 21% for storage systems, a 500 basis point increase from the respective industry WACCs. This discount rate is higher than the industry WACC due to inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of such technology, the profitability levels of such technology and the uncertainty of technological advances which could potentially impact the estimates described above.

     Percentage of completion. The percentage of completion for each project was determined using milestones representing management's estimate of effort, value added, and degree of difficulty of the portion of each project completed as of August 6, 1998, as compared to the remaining research and development to be completed to bring each project to technical feasibility. The development process is grouped into three phases with each phase containing between one and five milestones. The three phases are:

     - Researching the market requirements and the engineering architecture and feasibility studies;

     - Design and verification milestones; and

     - Prototyping and testing the product (both internal and customer testing).

     Each of these phases has been subdivided into milestones, and then the status of each of the projects was evaluated as of August 6, 1998. The percentage of completion varied by individual project ranging from 15% to 90% for semiconductors and from 5% to 85% for storage systems.

     If the projects discussed above are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods. Additionally, the value of other intangible assets acquired may become impaired. Our management and advisers believe that the restated IPR&D charge of $145.5 million is valued consistently with the SEC staff's current views regarding valuation methodologies. There can be no assurances, however, that the SEC staff will not take issue with any assumptions used in the Company's valuation model and require the Company to further revise the amount allocated to IPR&D.

     In July 1997, we acquired all issued and outstanding shares of the common stock of Mint Technology, Inc. ("Mint") for $9.5 million in cash and options to purchase approximately 681,726 shares of common stock with an intrinsic value of $11.3 million. The acquisition was accounted for as a purchase. (See Note 8 of the Notes.) Approximately $2.9 million of the purchase price was allocated to IPR&D and was expensed in the third quarter of 1997.

     INTEREST EXPENSE. Interest expense increased to $8.5 million in 1998 from $1.5 million in 1997. The increase is primarily attributable to interest expense on the new debt facility with a bank which we entered into to fund the purchase of Symbios. (See Notes 2 and 4 of the Notes.) It was offset in part by the capitalization of interest as part of the construction at our new manufacturing facility in Gresham, Oregon. Interest expense was $1.5 million in 1997 compared to $13.6 million in 1996. The decrease resulted from the conversion of all of our $144 million, 5 1/2% Convertible Subordinated Notes to common stock on March 24, 1997 (See Note 4 of the Notes) and the capitalization of interest as part of the construction of the Gresham facility.

     INTEREST INCOME AND OTHER. Interest income and other decreased $ 24.6 million to $10.2 million in 1998 from $34.8 million in 1997. The decrease is primarily attributable to the combination of a reduction of $18 million in interest income generated from our lower average balances of cash, cash equivalents and short-term investments during 1998 and lower interest rates in 1998 as compared to 1997. The lower average balances of cash, cash equivalents and short term investments resulted primarily from cash outlays associated with the purchase of Symbios and purchases of property and equipment for the new fabrication facility in Gresham, Oregon. Additionally, we charged to other expense the following:

     - $8.1 million of surplus fixed assets; and

     - $14.3 million of our equity investment in two non-public technology companies with impairment indicators considered to be other than temporary. (See Note 1 of the Notes);

     The decrease in interest income and other is offset in part by a $16.7 million gain on sale of a long-term investment in a non-public technology company and a $3.1 million gain on the sale of a building owned by a European affiliate.

     Interest and other income increased $4.6 million in 1997 compared to 1996. The increase was primarily attributable to a decrease in foreign exchange losses from $6.9 million in 1996 to $1.6 million in 1997, which related primarily to a reduced foreign exchange exposure at our European sales affiliate. In addition, we received other income from insurance settlement proceeds, the disposal of land owned by a European affiliate and other miscellaneous gains. These gains were offset in part by losses on the final sale of equipment from the Company's Milpitas wafer manufacturing facility. (See Note 7 of the Notes.)

     PROVISION FOR INCOME TAXES. In 1998, we recorded a provision for income taxes with an effective tax rate of 6%. The tax rate in 1998 was impacted by the write-offs relating to IPR&D and restructuring charges during the third quarter of 1998, which are not currently deductible for tax purposes. Excluding these charges, the effective tax rate would have been 25%. The rates in 1997 and 1996 were 28%. The tax rate in the years presented was lower than the U.S. statutory rate primarily due to earnings of our foreign subsidiaries taxed at lower rates and the utilization of prior loss carryovers and other tax credits.

     MINORITY INTEREST. There was a 91% decrease in minority interest in net income of subsidiaries in 1998 attributable to the purchase of minority interest shares of the Company's Japanese affiliate LSI Logic K.K. The changes in minority interest in 1998 and 1997 were attributable to the composition of earnings and losses among certain of our international affiliates for each of the respective years. The changes in minority interest in 1996 was primarily attributable to the purchase in that year of minority held shares of LSI Logic Japan Semiconductor, Inc. ("JSI"), formerly known as Nihon Semiconductor, Inc., and LSI Logic Europe, Ltd. (formerly known as LSI Logic Europe, plc). (See Note 8 of the Notes.)

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. On November 21, 1997, the Emerging Issues Task Force ("EITF") issued EITF 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Re-engineering and Information Technology Transformation." EITF 97-13 required that we expense, in the fourth quarter of 1997, all costs previously capitalized in connection with business process re-engineering activities as defined by the statement. Accordingly, we recorded a charge of $1.4 million, net of related tax of $0.6 million, during the fourth quarter of 1997. (See Note 1 of the Notes.)

     RESTRUCTURING. We remain committed to improving profitability and strengthening competitiveness. As a result of identifying opportunities to streamline operations and maximize the integration of Symbios into our operations, our management, with the approval of the Board of Directors, committed itself to a plan of action and recorded a $75.4 million restructuring charge in the third quarter of 1998. The action undertaken included the following elements:

     - Worldwide realignment of manufacturing capacity;

     - Consolidation of certain design centers, sales facilities and administrative offices; and

     - Streamlining of our overhead structure to reduce operating expenses.

     The restructuring charge excludes any integration costs relating to Symbios. As discussed in Note 2 of the Notes, such costs relating to Symbios were accrued as a liability assumed in the purchase in accordance with EITF 95-3.

     Restructuring costs include the following elements:

     - $37.2 million related primarily to fixed assets impaired as a result of the decision to close a manufacturing facility in Tsukuba, Japan;

     - $4.7 million for termination of leases and maintenance contracts primarily in the U.S. and Europe;

     - $1.7 million for non-cancelable purchase commitments primarily in Europe;

     - $13.1 million in fixed asset and other asset write-downs, primarily in the U.S., Japan and Europe;

     - Approximately $2.4 million in other exit costs, which result principally from the consolidation and closure of certain design centers, sales facilities and administrative offices primarily in the U.S. and Europe; and

     - $16.3 million in work force reduction costs.

     The workforce reduction costs primarily include severance costs related to involuntary reduction of approximately 900 jobs from manufacturing in Japan, and engineering, sales, marketing and finance personnel located primarily in the U.S., Japan and Europe. The fair value of assets determined to be impaired in accordance with the guidance on assets to be held and used in SFAS No. 121, "Accounting for the

Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," were the result of independent appraisals and management estimates. Severance costs and other exit costs noted above were determined in accordance with EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The restructuring actions, as outlined by the plan, are intended to be completed by September 30, 1999, one year from the date the reserve was taken.

     The following table sets forth our 1998 restructuring reserves as of September 30, 1998, and activity against the reserve for the three month period ending December 31, 1998:

                                               SEPTEMBER 30, 1998                            DECEMBER 31,
                                                 RESTRUCTURING                 TRANSLATION       1998
                                                    EXPENSE         UTILIZED   ADJUSTMENT      BALANCE
                                               ------------------   --------   -----------   ------------
                                                                     (IN THOUSANDS)
Write-down of manufacturing facility(a)......       $37,200         $(35,700)    $   --        $ 1,500
Other fixed asset related charges(a).........        13,100          (13,100)                       --
Payments to employees for severance(b).......        16,300           (4,700)                   11,600
Lease terminations and maintenance
  contracts(c)...............................         4,700             (100)                    4,600
Noncancelable purchase commitments (c).......         1,700             (100)                    1,600
Other exit costs.............................         2,400                                      2,400
Cumulative currency translation
  adjustment(a)..............................                                     1,512          1,512
                                                    -------         --------     ------        -------
          Total..............................       $75,400         $(53,700)    $1,512        $23,212
                                                    =======         ========     ======        =======

---------------
(a) Amounts utilized represent non-cash charges.

(b) Amounts utilized represent cash payments related to the severance of approximately 290 employees.

(c) Amounts utilized represent cash charges.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors. These factors include, among others:

     - Cyclical nature of both the semiconductor industry and the markets addressed by our products;

     - Availability and extent of utilization of manufacturing capacity;

     - Price erosion;

     - Competitive factors;

     - Timing of new product introductions;

     - Changes in product mix;

     - Fluctuations in manufacturing yields;

     - Product obsolescence; and

     - The ability to develop and implement new technologies.

     Our operating results could also be impacted by sudden fluctuations in customer requirements, currency exchange rate fluctuations and other economic conditions affecting customer demand and the cost of operations in one or more of the global markets in which we do business. We operate in a technologically advanced, rapidly changing and highly competitive environment. We predominantly sell custom products to customers operating in a similar environment. Accordingly, changes in the conditions of any of our customers may have a greater impact on our operating results and financial position than if we predominantly offered standard products that could be sold to many purchasers. While we cannot predict what effect these various factors may have on our financial results, the aggregate effect of these and other factors could result in significant volatility in our future performance. To the extent our performance may not meet expectations published by external sources, public reaction could result in a sudden and significantly adverse impact on the market price of our securities, particularly on a short-term basis.

     We have international subsidiaries which operate and sell our products in various global markets. We purchase a substantial portion of our raw materials and equipment from foreign suppliers and incur labor and other operating costs in foreign currencies, particularly at our Japanese manufacturing facilities. As a result, we are exposed to international factors such as changes in foreign currency exchange rates or weak economic conditions of the respective countries in which we operate. We utilize forward exchange, currency swap, interest swap and option contracts to manage our exposure associated with currency fluctuations on intercompany transactions and certain foreign currency denominated commitments. With the exception of purchased option contracts in 1998, there were no forward exchange, currency swap or interest rate swap contracts outstanding as of December 31, 1998 and 1997. (See Note 6 of the Notes.) Our corporate headquarters and some of our manufacturing facilities are located near major earthquake faults. As a result, in the event of a major earthquake, we could suffer damages which could significantly and adversely affect our operating results and financial condition.

YEAR 2000 DISCLOSURE

     The following statement is a Year 2000 Readiness Disclosure under the Year 2000 Information and Readiness Disclosure Act of 1998.

     As with many other companies, the Year 2000 computer issue presents risks for us. We use a significant number of computer software programs and operating systems in our internal operations, including applications used in our financial, product development, order management and manufacturing systems. There are areas in which the Year 2000 computer issue could negatively impact us and our business. If internal systems do not properly recognize and process date information for years into and beyond the turn of the century, there could be an adverse impact on our operations. Moreover, if critical suppliers' or customers' systems or products fail because of a Year 2000 malfunction, there could be an adverse impact on our operating results. Finally, our products could malfunction as a result of a failure in date recognition. A Year 2000 problem could arise if our systems were to fail to properly recognize and process date information for several reasons: they could fail to properly recognize years that begin with the digits "20" instead of "19"; they could attribute specially assigned meanings to certain date code digits, such as "99"; or they could fail to recognize the year 2000 as a leap year. The inability of computer software programs to accurately recognize, interpret and process date codes designating the year 2000 and beyond could cause systems to yield inaccurate results or encounter operating problems, including interruption of the business operations such systems control.

     We are engaged in a comprehensive program to assess the Company's Year 2000 risk exposure and to plan and implement remedial and corrective action where necessary. We have reviewed all of our major internal systems, including human resources, financial, engineering and manufacturing systems, to assess Year 2000 readiness and to identify critical systems that require correction or remediation. Assessment of our design engineering systems and products was completed in the first quarter of 1999. Based on the results of this assessment, it is anticipated that remediation of critical systems will be completed and tested by the end of the third quarter 1999. We believe that our existing HR, financial and business software systems are Year 2000 ready. We cannot assure you, however, that integration and testing of new, corrected or updated programs or systems with which they interface will not result in necessary corrective action to one or more critical systems. A significant disruption of our financial or business systems would adversely impact our ability to process orders, manage production and issue and pay invoices. Our inability to perform these functions for a long period of time could result in a material impact on our results of operations and financial condition.

     Our manufacturing facilities incorporate sophisticated computer integrated manufacturing systems which depend on a mix of the Company's proprietary software and systems and software purchased from third parties. Failure of these systems would cause a disruption in the manufacturing process and could result in a delay in completion and shipment of products. Our assessment of the Year 2000 readiness of our manufacturing systems is approximately 85% complete. Based on information currently available, we believe that our systems will not be materially impacted by Year 2000 issues. However, we cannot assure you that a significant disruption in systems resulting from a Year 2000 problem will not occur. If the computer integration system fails for this or any other reason, there could be a material adverse impact on our operating results and financial condition.

     We are working with critical suppliers of products and services to assess their Year 2000 readiness with respect both to their operations and the products and services they supply to us. Comprehensive inquiries have been sent and responses are being monitored, with appropriate follow-up where required. This analysis will continue well into 1999, with corrective action taken commensurate with the criticality of affected products and services.

     Our assessment program also has encompassed our own product offerings. Our ASICs are custom-designed chips which implement the customer's functional or engineering specifications. As designer and manufacturer of the physical implementation of a customer's design in silicon, we generally do not have specific knowledge of the role of the customer's ASIC within the complete system for which it is intended. Whether the chip will operate correctly depends on the system function and the software design and integration, which will be determined independently by the customer or other third party suppliers. Our ASSP and storage systems products, on the other hand, do implement chip and system functionality designed by us. They include graphics processing, audio/video signal decoding, data transmission, I/O control and data storage whose functionality generally is not date dependent. We have completed our assessment of the Year 2000 readiness of these products, and there is no information to indicate that Year 2000 issues will have a material impact on sales or functionality of our standard product offerings. Customers are seeking assurances of our Year 2000 readiness with increasing frequency, and we are endeavoring promptly and completely to address their concerns. However, we have no control over a customer's Year 2000 readiness. Customers who believe that the products they purchase from us may not be Year 2000 compliant may seek alternative sources of supply. A significant decline in new orders or increase in cancellations of existing backlog could have a material adverse impact on our results of operations or financial condition.

     We are at work on the development of various types of contingency plans to address potential problems with critical internal systems and third party interactions. Our contingency plans include procedures for dealing with a major disruption of internal business systems, plans for long term factory shutdown and identification of alternative vendors of critical materials in the event of Year 2000 related disruption in supply. Contingency planning will continue through at least 1999, and will depend heavily on the results of the remediation and testing of critical systems. The potential ramifications of a Year 2000 type failure are potentially far-reaching and largely unknown. We cannot assure you that a contingency plan in effect at the time of a system failure will adequately address the immediate or long term effects of a failure, or that such a failure would not have a material adverse impact on our operations or financial results in spite of prudent planning.

     Our costs to date related to the Year 2000 issue consist primarily of reallocation of internal resources to evaluate and assess systems and products as described above and to plan our remediation and testing efforts. We have not maintained detailed accounting records, but based on our review of department budgets and staff allocations, we believe these costs to be immaterial. We currently estimate that the total cost of ongoing assessment, remediation, testing and planning directly related to Year 2000 issues will amount to approximately $14 million. Of this, approximately $8 million is expected to consist of expenses attributed to redeployment of labor resources and overhead, $2 million for the cost of software and external consulting fees and $4 million for additional capital expenditures. The capital expenditures represent the early replacement of information technology equipment and software to obtain the full benefits of Year 2000 protections versus the normal technical obsolescence replacement cycle. The estimate is based on the current assessment of the projects and is subject to change as the projects progress. We cannot assure you that remediation and testing will not identify issues which require additional expenditure of material amounts which could result in an adverse impact on financial results in future reporting periods.

     Based on currently available information, management does not believe that the Year 2000 issues discussed above related to internal systems or products sold to customers will have a material adverse impact on our financial condition or overall trends in results of operations. However, we are uncertain to what extent we may be affected by such matters. In addition, we cannot assure you that the failure to ensure Year 2000 capability by a supplier not considered critical or another third party would not have a material adverse effect on us.

ADOPTION OF THE EURO

     In 1998, we established a task force to address the issues raised by the implementation of the European single currency (the "Euro"). Our primary focus has been the changes needed to address a mix of Euro and local denomination transactions during the transition period from January 1, 1999 through January 1, 2002.

     As of January 1, 1999, we began transacting business in Euros. We implemented a new bank account structure throughout Europe to accommodate customers and vendors and to improve liquidity management in Europe.

     We do not presently expect that the introduction and use of the Euro will materially affect our foreign exchange and hedging activities or our use of derivative instruments. We do not believe that the introduction of the Euro will result in any significant increase in costs to the Company, and all costs associated with the introduction of the Euro will be expensed in accordance with our policy. We do not expect that the transition to the Euro will result in any competitive pricing or will adversely impact any of our internal computer systems. While we will continue to evaluate the impact of the Euro introduction over time, based on currently available information, we do not believe that the introduction of the Euro currency will have a significant adverse impact on our financial condition or overall trends in results of operations.

FINANCIAL CONDITION AND LIQUIDITY

     Cash, cash equivalents and short-term investments decreased by $209.6 million in 1998 to $281.3 million from $490.9 million in 1997. The decrease is primarily attributable to a combination of the following elements:

     - Cash outlays associated with the purchase of Symbios;

     - Purchase of property and equipment for our new Gresham facility;

     - Decrease in cash provided by operating activities; and

     - Cash used to repay debt obligations.

     The decrease was offset in part by the gain on the sale of an investment in a non-public technology company and proceeds received from employee stock transactions.

     Cash, cash equivalents and short-term investments decreased by $226.4 million in 1997 to $490.9 million from $717.3 million in 1996. The decrease was primarily attributable to capital additions, increases in the repayment of debt obligations (net of borrowings), and repurchases of our common stock. It was offset in part by an increase in cash from operations and proceeds received from employee stock transactions.

     Working capital decreased by $205.5 million to $226.7 million in 1998 from $432.2 million in 1997. The decrease primarily reflects the combined effect of the following elements:

     - Lower cash balances resulting from the acquisition of Symbios;

     - Higher accrued salaries, wages and benefits and other accrued liabilities; and

     - Higher current liabilities as a result of the short-term portion of the new debt facility entered into to help fund the Symbios purchase. (See
       Note 4 of the Notes.)

     The decrease in working capital was offset in part by increased inventories, accounts receivable, prepaids and other current assets related to the addition of Symbios balances as of August 6, 1998, and by lower trade accounts payable as compared to 1997.

     During 1998, the Company generated $229.2 million in cash and cash equivalents from operating activities compared to $399.4 million in 1997. The decrease in cash generated was primarily attributable to the following elements:

     - Lower net income (before depreciation and amortization, the in-process research and development charge, the non-cash restructuring charge, and the gain on sale of stock investment); and

     - Increases in prepaids and other assets and a decrease in accounts payable.

     The decrease was offset in part by a decrease in accounts receivable (excluding the Symbios opening balance) and increases in accrued and other liabilities.

     The increase in prepaids and other assets is primarily an increase in the premium paid on option contracts (See Note 6 of the Notes) and increases in non-current deferred tax assets.

     The decrease in accounts payable relates to the following elements:

     - Timing of invoice receipt and payment in the fourth quarter of 1998 as compared to the same period in 1997; and

     - Fewer purchases of property and equipment in the second half of 1998 as compared to 1997 as the new fabrication facility in Gresham, Oregon neared completion.

     The increase in accrued and other liabilities relates primarily to the restructuring reserve established in the third quarter of 1998 (See Note 3 of the Notes) and an increase in non-current deferred tax liabilities.

     Cash and cash equivalents generated from operating activities in 1997 was $399.4 million compared to $351.9 million in 1996. The increase was primarily attributable to increases in accounts payable and net income before depreciation and amortization, partially offset by increases in inventories, prepaids and other assets and accounts receivable. Increased sales and manufacturing activities in response to higher customer demand contributed to increases in accounts receivable, accounts payable and inventories.

     Cash and cash equivalents used in investing activities was $781.1 million in 1998. The primary investing activities during 1998 included the following:

     - Acquisition of Symbios (See Note 2 of the Notes);

     - Purchase of property and equipment for the Gresham facility;

     - Purchases and sales of debt and equity securities available-for-sale;

     - Additional investments in non-marketable shares of other technology companies; and

     - Acquisition of stock from minority interest holders. (See Note 8 of the Notes.)

     Cash inflows from investing activities included the proceeds of the sale of shares in a technology company during the fourth quarter of 1998.

     Cash and cash equivalents used in investing activities were $345.9 million during 1997 compared to $433.5 million in 1996. The primary investing activities during 1997, other than short-term investment in available-for-sale debt and equity securities, included purchases of property and equipment, the acquisition of Mint and additional investment in non-marketable shares of other technology companies.

     We believe that maintaining technological leadership in the highly competitive worldwide semiconductor industry requires substantial ongoing investment in advanced manufacturing capacity. Capital additions were $329.1 million in 1998 and $513.3 million in 1997, net of retirements and refinancings. The additions were primarily for property and equipment related to construction of the new wafer fabrication facility in Gresham. Since the construction of the initial phase of the new facility reached completion in the fourth quarter of 1998, we expect to maintain the level of capital expenditures below $200 million in 1999.

     Cash and cash equivalents provided by financing activities during 1998 totaled $640.1 million compared to $91.0 million used in financing activities in 1997. The increase in cash provided by financing activities in

1998 relates primarily to $725 million in proceeds from the new debt facility entered into to help fund the purchase of Symbios (See Note 4 of the Notes) and $21 million in proceeds from the sale of common stock issued pursuant to our employee stock purchase and stock option plans. The increase to cash from financing activities was offset by the repayment of $100 million in borrowings and the repurchase of shares of our common stock during 1998 for approximately $6 million. (See Note 9 of the Notes.)

     Cash and cash equivalents used in financing activities during 1997 amounted to $91.0 million. This included repayment of debt obligations totaling $55 million (net of borrowings) and $60 million used to repurchase shares of our common stock. This total was partially offset by proceeds received from employee stock transactions of $24 million. (See Note 9 of the Notes.) In February 1997, we called for redemption of our $144 million, 5 1/2% Convertible Subordinated Notes. The holders of these instruments elected to convert them to common stock at a conversion price of $12.25 per share. The conversion resulted in the issuance of 11.7 million shares of common stock. (See Note 4 of the Notes.)

     On August 5, 1998, LSI Logic Corporation, JSI and ABN AMRO entered into a credit agreement. The credit agreement was restated and superseded by the Amended and Restated Credit Agreement dated as of September 22, 1998 and thereafter syndicated to a group of lenders determined by ABN AMRO and LSI Logic. The credit agreement consists of two credit facilities: a $575 million senior unsecured reducing revolving credit facility ("Revolver"), and a $150 million senior unsecured revolving credit facility ("364 day Facility").

     On August 5, 1998, we borrowed $150 million under the 364 day Facility and $485 million under the Revolver. On December 22, 1998, we borrowed an additional $30 million under the Revolver. The credit facilities allow for borrowings at adjustable rates. Interest payments are due quarterly. The 364 day Facility expires on August 3, 1999, at which time borrowings outstanding are payable in full. The Revolver has a term of four years, with the principal to be reduced quarterly beginning on December 31, 1999. The Revolver includes a term loan sub-facility in the amount of 8.6 billion yen made available to JSI over the same term. The yen term loan sub-facility is for a period of four years with no required payments until it expires on August 5, 2002. Pursuant to the restated credit agreement, on August 30, 1998, JSI repaid its existing 11.4 billion yen (US$79.2 million) credit facility and borrowed 8.6 billion yen (US$74 million translated at December 31, 1998) bearing interest at adjustable rates. Borrowings outstanding under the 364 day Facility and the Revolver including the yen sub-facility were $740 million as of December 31, 1998. JSI also had borrowings outstanding of approximately 85 million yen (US$0.7 million) at December 31, 1998.

     In accordance with the new credit arrangement, we must comply with certain financial covenants related to profitability, tangible net worth, liquidity, senior debt leverage, debt service coverage and subordinated indebtedness. At December 31, 1998, we were in compliance with these covenants.

     In December 1996, we entered into a credit arrangement with several banks for a $300 million revolving line of credit expiring in December 1999. We canceled that agreement on July 31, 1998.

     We believe that our level of financial resources is an important competitive factor in our industry. Accordingly, we may, from time to time, seek additional equity or debt financing. We believe that our existing liquid resources and funds generated from operations, combined with funds from such financing and our ability to borrow funds, will be adequate to meet our operating and capital requirements and obligations through the foreseeable future. We can provide no assurance, however, that such additional financing will be available when needed or, if available, will be on favorable terms. Any future equity financing will decrease existing stockholders' equity percentage ownership and may, depending on the price at which the equity is sold, result in dilution.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 1998, the Accounting Standards Executive Committee released Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-up Activities." SOP No. 98-5 is effective for fiscal years beginning after December 15, 1998 and requires companies to expense all costs incurred or unamortized in connection with start-up activities. We will expense the unamortized preproduction balance of $91.8 million, net of tax as of January 1, 1999 and present it as a cumulative effect of a change in accounting principle in accordance with SOP No. 98-5.

     In 1998, we adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The primary difference between our net income and our comprehensive income is due to foreign currency translation adjustments. We are showing comprehensive income in the Statement of Stockholders' Equity.

     In 1998, we adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and replaces the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of a company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of our operations or financial position or the segments we reported in 1998. (See Note 11 of the Notes.)

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges, and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Upon adoption of SFAS No. 133, we will be required to adjust hedging instruments to fair value in the balance sheet, and recognize the offsetting gain or loss as transition adjustments to be reported in net income or other comprehensive income, as appropriate, and presented in a manner similar to the cumulative effect of a change in accounting principle. While we believe the adoption of this statement will not have a significant effect on our results of operations as most derivative instruments are closed on the last day of each fiscal quarter, the impact of the adoption of SFAS No. 133 as of the effective date cannot be reasonably estimated at this time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have foreign subsidiaries which operate and sell our products in various global markets. As a result, our cash flow and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. We attempt to limit these exposures through operational strategies and financial market instruments. We use various hedge instruments, primarily forward contracts with maturities of six months or less, currency swaps and currency option contracts, to manage our exposure associated with intercompany and third-party transactions and with net asset and liability positions denominated in nonfunctional currencies. We also use interest rate swap contracts to manage our interest rate risk on yen denominated debt obligations. There were no forward exchange, currency swap or interest rate swap contracts outstanding as of December 31, 1998. (See Note 6 of the Notes.) We did not purchase or hold derivative financial instruments for trading purposes as of December 31, 1998.

     INTEREST RATE SENSITIVITY. We are subject to interest rate risk on our investment portfolio and outstanding debt.

     A 45 basis-point move in interest rates (10% of our weighted-average worldwide interest rate in 1998) affecting our floating-rate financial instruments as of December 31, 1998, including both debt obligations and investments, would have an insignificant effect on our pretax earnings. In 1997, a 57 basis point move in interest rates affecting our interest sensitive investments would have had an insignificant effect on our financial position, results of operations and cash flows.

     We manage interest rate risk on U.S. dollar and yen based debt obligations by entering into interest rate swap contracts from time to time. There were no interest rate swap contracts outstanding at December 31,

1998. (See Note 6 of the Notes.) In the event that interest rate swaps are entered into, any fluctuations in the underlying interest rate have an equal and opposite effect on the debt obligations and the interest rate swaps hedging the obligations.

     FOREIGN CURRENCY EXCHANGE RISK. Based on our overall currency rate exposure at December 31, 1998, including derivative financial instruments and nonfunctional currency denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar would have an insignificant effect on our financial position, results of operations and cash flows over the next fiscal year. In 1997, a near-term 10% appreciation or depreciation of the U.S. dollar was also determined to have an insignificant effect.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CONSOLIDATED BALANCE SHEETS

                                  A S S E T S

                                                                        DECEMBER 31,
                                                              --------------------------------
                                                                   1998              1997
                                                              --------------    --------------
                                                              (IN THOUSANDS, EXCEPT PER-SHARE
                                                                          AMOUNTS)
Cash and cash equivalents...................................    $  200,080        $  104,571
Short-term investments......................................        81,220           386,369
Accounts receivable, less allowance for doubtful accounts
  of $3,424 and $2,597......................................       245,538           210,141
Inventories.................................................       178,107           102,267
Deferred tax assets.........................................        62,699            39,005
Prepaid expenses and other current assets...................        51,859            28,108
                                                                ----------        ----------
          Total current assets..............................       819,503           870,461
                                                                ----------        ----------
Property and equipment, net.................................     1,480,113         1,123,909
Goodwill and other intangibles..............................       332,779            20,852
Other assets................................................       167,602           111,690
                                                                ----------        ----------
          Total assets......................................    $2,799,997        $2,126,912
                                                                ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................    $  193,216        $  211,135
Accrued salaries, wages and benefits........................        47,350            38,422
Other accrued liabilities...................................       108,049            56,802
Income taxes payable........................................        57,989            87,257
Current portion of long-term obligations....................       186,240            44,615
                                                                ----------        ----------
          Total current liabilities.........................       592,844           438,231
                                                                ----------        ----------
Long-term obligations and deferred income taxes.............       691,780           117,511
                                                                ----------        ----------
Minority interest in subsidiaries...........................         5,238             5,197
                                                                ----------        ----------
Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred shares; $.01 par value; 2,000 shares authorized...            --                --
Common stock; $.01 par value; 450,000 shares authorized;
  141,419 and 140,161 shares outstanding....................         1,414             1,401
Additional paid-in capital..................................     1,009,294           965,422
Retained earnings...........................................       479,990           611,622
Accumulated other comprehensive income/(loss)...............        19,437           (12,472)
                                                                ----------        ----------
          Total stockholders' equity........................     1,510,135         1,565,973
                                                                ----------        ----------
          Total liabilities and stockholders' equity........    $2,799,997        $2,126,912
                                                                ==========        ==========

                See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                            1998           1997           1996
                                                         -----------    -----------    -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues.............................................    $1,490,701     $1,290,275     $1,238,694
Costs and expenses:
  Cost of revenues...................................       867,278        675,153        695,002
  Research and development...........................       286,041        226,219        184,452
  Selling, general and administrative................       219,566        190,680        166,823
  Acquired in-process research and development.......       145,500          2,850             --
  Restructuring of operations and other non-recurring
     charges.........................................        75,400             --             --
  Amortization of intangibles........................        22,369          4,472          3,869
                                                         ----------     ----------     ----------
          Total costs and expenses...................     1,616,154      1,099,374      1,050,146
                                                         ----------     ----------     ----------
(Loss)/income from operations........................      (125,453)       190,901        188,548
Interest expense.....................................        (8,477)        (1,497)       (13,610)
Interest income and other............................        10,282         34,759         30,177
                                                         ----------     ----------     ----------
(Loss)/income before income taxes, minority interest
  and cumulative effect of change in accounting
  principle..........................................      (123,648)       224,163        205,115
Provision for income taxes...........................         7,916         62,748         57,432
                                                         ----------     ----------     ----------
(Loss)/income before minority interest and cumulative
  effect of change in accounting principle...........      (131,564)       161,415        147,683
Minority interest in net income of subsidiaries......            68            727            499
                                                         ----------     ----------     ----------
(Loss)/income before cumulative effect of change in
  accounting principle...............................      (131,632)       160,688        147,184
Cumulative effect of change in accounting
  principle..........................................            --         (1,440)            --
                                                         ----------     ----------     ----------
Net (loss)/income....................................    $ (131,632)    $  159,248     $  147,184
                                                         ==========     ==========     ==========
Basic earnings per share:
  (Loss)/income before cumulative effect of change in
     accounting principle............................    $    (0.93)    $     1.16     $     1.14
  Cumulative effect of change in accounting
     principle.......................................    $       --     $    (0.01)    $       --
                                                         ----------     ----------     ----------
  Net (loss)/ income.................................    $    (0.93)    $     1.15     $     1.14
                                                         ==========     ==========     ==========
Diluted earnings per share:
  (Loss)/income before cumulative effect of change in
     accounting principle............................    $    (0.93)    $     1.12     $     1.07
  Cumulative effect of change in accounting
     principle.......................................    $       --     $    (0.01)    $       --
                                                         ----------     ----------     ----------
  Net (loss)/income..................................    $    (0.93)    $     1.11     $     1.07
                                                         ==========     ==========     ==========
Shares used in computing per share amounts:
  Basic..............................................       140,799        138,576        128,899
                                                         ==========     ==========     ==========
  Dilutive...........................................       140,799        144,027        142,983
                                                         ==========     ==========     ==========

                See Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                              ACCUMULATED
                                   COMMON STOCK     ADDITIONAL                   OTHER
                                 ----------------    PAID-IN     RETAINED    COMPREHENSIVE
                                 SHARES    AMOUNT    CAPITAL     EARNINGS    INCOME/(LOSS)     TOTAL
                                 -------   ------   ----------   ---------   -------------   ----------
                                                             (IN THOUSANDS)
Balances at December 31,
  1995.........................  129,303   $1,293   $  853,538   $ 305,190     $ 56,225      $1,216,246
Net income.....................                                    147,184
Foreign currency translation
  adjustments..................                                                 (30,821)
Total comprehensive income.....                                                                 116,363
Purchases of common stock under
  stock repurchase program.....   (2,077)     (21)     (46,817)                                 (46,838)
Issuance to employees under
  stock option and purchase
  plans........................    1,780       18       19,680                                   19,698
Tax benefit of employee stock
  transactions.................                         10,750                                   10,750
                                 -------   ------   ----------   ---------     --------      ----------
Balances at December 31,
  1996.........................  129,006    1,290      837,151     452,374       25,404       1,316,219
Net income.....................                                    159,248
Foreign currency translation
  adjustments..................                                                 (37,876)
Total comprehensive income.....                                                                 121,372
Purchase of common stock under
  stock repurchase program.....   (2,400)     (24)     (59,857)                                 (59,881)
Issuance to employees under
  stock option and purchase
  plans........................    1,820       18       24,054                                   24,072
Tax benefit of employee stock
  transactions.................                         11,200                                   11,200
Issuance of stock from
  conversion of Convertible
  Subordinated Notes, net of
  deferred offering costs......   11,735      117      141,591                                  141,708
Intrinsic value of options
  issued in conjunction with
  the acquisition of Mint
  Technology, Inc..............                         11,283                                   11,283
                                 -------   ------   ----------   ---------     --------      ----------
Balances at December 31,
  1997.........................  140,161    1,401      965,422     611,622      (12,472)      1,565,973
Net loss.......................                                   (131,632)
Foreign currency translation
  adjustments..................                                                  31,909
Total comprehensive loss.......                                                                 (99,723)
Purchase of common stock under
  stock repurchase program.....     (445)      (4)      (5,657)                                  (5,661)
Issuance to employees under
  stock option and purchase
  plans........................    1,703       17       21,356                                   21,373
Tax benefit of employee stock
  transactions.................                          3,026                                    3,026
Intrinsic value of options
  issued in conjunction with
  the acquisition of Symbios,
  Inc..........................                         25,147                                   25,147
                                 -------   ------   ----------   ---------     --------      ----------
Balances at December 31,
  1998.........................  141,419   $1,414   $1,009,294   $ 479,990     $ 19,437      $1,510,135
                                 =======   ======   ==========   =========     ========      ==========

                See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                         1998          1997           1996
                                                       ---------    -----------    -----------
                                                                   (IN THOUSANDS)
Operating activities:
Net (loss)/income..................................    $(131,632)   $   159,248    $   147,184
Adjustments:
  Depreciation and amortization....................      225,205        166,396        147,465
  Minority interest in net income of
     subsidiaries..................................           68            727            499
  Write-off of acquired in-process research and
     development...................................      145,500          2,850             --
  Non-cash restructuring and other related
     charges.......................................       75,400             --             --
  Gain on sale of stock investments................      (16,671)            --             --
  Changes in:
     Accounts receivable...........................       30,541        (32,014)        42,268
     Inventories...................................        6,520        (16,714)        46,675
     Current deferred tax assets...................      (23,694)       (20,131)         5,558
     Prepaid expenses and other assets.............      (36,013)       (10,397)         2,936
     Accounts payable..............................      (67,487)       111,310        (55,255)
     Accrued and other liabilities.................       21,479         38,128         14,599
                                                       ---------    -----------    -----------
  Net cash provided by operating activities........      229,216        399,403        351,929
                                                       ---------    -----------    -----------
Investing activities:
  Purchase of debt and equity securities
     available-for-sale............................     (326,979)    (1,134,838)    (1,117,885)
  Maturities and sales of debt and equity
     securities available-for-sale.................      631,755      1,319,823      1,055,183
  Purchase of non-marketable equity securities.....       (9,216)       (10,704)        (6,252)
  Purchases of property and equipment, net of
     retirements...................................     (329,092)      (513,298)      (361,776)
  Acquisition of Symbios, net of cash acquired.....     (763,683)            --             --
  Net proceeds from sale of stock investments......       16,671             --             --
  Acquisition of Mint Technology, Inc., net of cash
     acquired......................................           --         (6,863)            --
  Acquisition of stock from minority interest
     holders.......................................         (599)            --         (2,757)
                                                       ---------    -----------    -----------
  Net cash used in investing activities............     (781,143)      (345,880)      (433,487)
                                                       ---------    -----------    -----------
Financing activities:
  Proceeds from borrowings.........................      724,682         34,193        142,832
  Repayment of debt obligations....................     (100,275)       (89,362)       (54,185)
  Purchase of common stock under repurchase
     program.......................................       (5,661)       (59,881)       (46,838)
  Issuance of common stock, net....................       21,373         24,077         19,698
                                                       ---------    -----------    -----------
  Net cash provided by/(used in) financing
     activities....................................      640,119        (90,973)        61,507
                                                       ---------    -----------    -----------
Effect of exchange rate changes on cash and cash
  equivalents......................................        7,317         (5,038)        (5,670)
                                                       ---------    -----------    -----------
Increase/(decrease) in cash and cash equivalents...       95,509        (42,488)       (25,721)
                                                       ---------    -----------    -----------
Cash and cash equivalents at beginning of period...      104,571        147,059        172,780
                                                       ---------    -----------    -----------
Cash and cash equivalents at end of period.........    $ 200,080    $   104,571    $   147,059
                                                       ---------    -----------    -----------
Supplemental non-cash disclosures:
  Conversion of subordinated debentures to common
     stock.........................................    $      --    $   141,708    $        --
                                                       ---------    -----------    -----------
  Tax benefit of employee stock transactions.......    $   3,026    $    11,200    $    10,750
                                                       ---------    -----------    -----------

                See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS. LSI Logic Corporation designs, develops and manufactures high-performance integrated circuits, including ASICs, ASSPs and related products and services, which it markets primarily to original equipment manufacturers in the electronic data processing, consumer electronics, telecommunications and certain office automation industries worldwide. The Company also markets and supports ASICs for peripheral and storage systems connectivity, peripheral controller electronics, host adapter integrated circuits and boards and a complete line of RAID storage systems, subsystems and related software.

     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Assets and liabilities of certain foreign operations are translated to U.S. dollars at current rates of exchange, and revenues and expenses are translated using weighted average rates. Accounts denominated in foreign currencies have been remeasured into functional currencies before translation into U.S. dollars. Foreign currency transaction gains and losses are included as a component of interest income and other. Gains and losses from foreign currency translation are included as a separate component of comprehensive income.

     On August 6, 1998, the Company completed the acquisition of all of the outstanding capital stock of Symbios from Hyundai Electronics America ("HEA"). HEA is a majority-owned subsidiary of Hyundai Electronics Industries Co., Ltd. ("HEI"), a Korean corporation. The transaction was accounted for as a purchase, and accordingly, the results of operations of Symbios and estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated financial statements as of August 6, 1998, the effective date of the purchase, through the end of the period. The acquisition of Symbios is discussed further in Note 2 of Notes to the Consolidated Financial Statements. There are no significant differences between the accounting policies of the Company and Symbios.

     Minority interest in subsidiaries represents the minority stockholders' proportionate share of the net assets and results of operations of the Company's majority-owned subsidiaries. Sales of common stock of the Company's subsidiaries and purchases of such shares may result in changes in the Company's proportionate share of the subsidiaries' net assets. The Company reflects such changes as an element of additional paid-in-capital.

     During 1997, the Company changed its fiscal year from a 52-53 week year to a year ending December 31. In 1996, the year ended on the Sunday closest to December 31. For presentation purposes, the consolidated financial statements and notes refer to December 31 as year end. Fiscal years 1998 and 1996 were 52-week years while fiscal year 1997 was a 53-week year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain items previously reported in specific financial statement captions have been reclassified to conform with the 1998 presentation.

     CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS. All highly liquid investments purchased with an original maturity of ninety days or less are considered to be cash equivalents and are classified as held-to-maturity. Marketable short-term investments are accounted for as available-for-sale. Management determines the appropriate classification of debt and equity securities at the time of purchase and reassesses the classification at each reporting date. Investments in debt and equity securities classified as held-to-maturity are reported at amortized cost and securities available-for-sale are reported at fair value with unrealized gains and losses, net of related tax, if any, reported as a separate component of comprehensive income. Unrealized gains and losses at December 31, 1998 and 1997 were not significant. Realized gains and losses are based on the book value of specific securities at the time of sale. Realized gains and losses are included in interest income and other and were not significant during 1998, 1997 and 1996.

     CONCENTRATION OF CREDIT RISK OF FINANCIAL INSTRUMENTS. Financial instruments which potentially subject the Company to credit risk consist of cash equivalents, short-term investments and accounts receivable. Cash equivalents and short-term investments are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. A majority of the Company's trade receivables are derived from sales to large multinational computer, communication and consumer electronics manufacturers, with the remainder distributed across other industries. Amounts due from one of the Company's customers accounted for 17% and 26% of trade receivables at December 31, 1998 and 1997, respectively. During 1998 and 1997, the Company sold throughout the year approximately $77 million and $177 million (discounted at short-term yen borrowing rates, averaging 0.4% in 1998 and in 1997), respectively, of its Japanese sales affiliate's accounts receivable through financing programs with certain Japanese banks. Related transaction costs were not significant. Concentrations of credit risk with respect to all other trade receivables are considered to be limited due to the quantity of customers comprising the Company's customer base and their dispersion across industries and geographies. The Company performs ongoing credit evaluations of its customers' financial condition and requires collateral as considered necessary. Write-offs of uncollectible amounts have not been significant.

     FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS. The estimated fair value amounts have been determined by the Company, using available market information and valuation methodologies considered to be appropriate. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts. The book value of the new debt at December 31, 1998 approximates fair value as the debt is at adjustable rates, (See Note 4 to the Notes.) The estimated fair value of financial instruments at December 31, 1997 was not significantly different from the values presented in the consolidated balance sheets.

     INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis for raw materials and is computed on a currently adjusted standard basis (which approximates first-in, first-out) for work-in-process and finished goods.

     PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost and includes interest on funds borrowed. Depreciation and amortization are calculated based on the straight-line method. Depreciation of equipment and buildings, in general, is computed using the assets' estimated useful lives as presented below:

Buildings and improvements...........................  20 - 40 years
Equipment............................................  2 - 6 years
Furniture and fixtures...............................  3 - 6 years

     Amortization of leasehold improvements is computed using the shorter of the remaining term of the Company's facility leases or the estimated useful lives of the improvements. Depreciation for income tax purposes is computed using accelerated methods.

     PREPRODUCTION ENGINEERING COSTS. Incremental costs incurred in connection with developing major production capabilities at new manufacturing plants, including facility carrying costs and costs to qualify production processes, are capitalized and amortized over the expected useful lives of the manufacturing processes utilized in the plants, generally four years. Amortization commences when the manufacturing plant is capable of volume production, which is generally characterized by meeting certain reliability, defect density and service cycle time criteria defined by management. In April of 1998, the Accounting Standards Executive Committee of the AICPA released SOP No. 98-5, "Reporting on the Costs of Start-up Activities." SOP No. 98-5 is effective for fiscal years beginning after December 15, 1998 and requires companies to expense all costs incurred or unamortized in connection with start-up activities. The Company will expense the unamortized preproduction balance of $92 million, net of tax on January 1, 1999 and present it as a cumulative effect of a change in accounting principle in accordance with SOP No. 98-5. The preproduction costs are included in property and equipment at December 31, 1998 and 1997. The Company recorded approximately $2 million in amortization of preproduction costs in 1998 related to the new fabrication facility in Gresham, Oregon.

     SOFTWARE. The Company capitalizes substantially all external costs related to the purchase and implementation of software projects used for business operations and engineering design activities. Capitalized software costs primarily include purchased software and external consulting fees. Capitalized software projects are amortized over the estimated useful life of the project, typically a two to five year period. The Company had $62 million and $47 million of capitalized software costs, net of amortization, included in other assets at December 31, 1998 and 1997, respectively. Software amortization totaling $17 million, $15 million and $16 million was included in the Company's results of operations during 1998, 1997 and 1996, respectively.

     On November 21, 1997, the Emerging Issues Task Force issued EITF No. 97-13, "Accounting for costs incurred in connection with a consulting contract or an internal project that combines business process re-engineering and information technology transformation." EITF No. 97-13 required that the Company change its accounting policy to expense, in the fourth quarter of 1997, all costs previously capitalized in connection with business process re-engineering activities as defined by the statement. The Company recorded a charge of $1.4 million, net of related tax of $0.6 million, during the fourth quarter of 1997. The charge reduced basic and diluted earnings per share by one cent for the quarter and year ended December 31, 1997.

     OTHER ASSETS. Goodwill and other intangibles acquired in connection with the acquisition of Symbios on August 6, 1998 (See Note 2 of Notes to the Consolidated Financial Statements), the purchase of Mint Technology, Inc. in 1997 and the purchase of common stock from minority stockholders (See Note 8 of Notes to the Consolidated Financial Statements) of approximately $369 million and $35 million, and related accumulated amortization of $36 million and $14 million, are included in other assets at December 31, 1998 and 1997, respectively. The acquisitions were accounted for as purchases, and the excess of the purchase price over the fair value of assets acquired was allocated to existing technology, workforce in place, trademarks and goodwill, which are being amortized over a weighted average life of eight years. Goodwill and other intangibles are evaluated for impairment based on the related estimated undiscounted cash flows.

     At December 31, 1998 and 1997, the Company had $8 million and $20 million invested in restricted shares of Chartered Semiconductor Manufacturing Pte. Ltd. ("CSM"), respectively. Transfer of the shares is restricted for five years or until the listing of CSM stock upon a recognized stock exchange, whichever occurs sooner. The Company also had $11 million in a number of other non-public technology companies for both years ended December 31, 1998 and 1997. In the third quarter of 1998, the Company wrote-down to estimated fair values two long-term equity investments. This included a write-down of $11.9 million in its investment in CSM and a $2.4 million write-down of its investment in a technology company. The estimated fair values for these investments were based on third party financings by CSM and management analysis of the two companies financial statements. The decline in values was considered by management to be other than temporary. In the fourth quarter of 1998, the Company recognized a gain of $16.7 million on proceeds of $23.1 million related to the sale of one of its investments in a technology Company. The carrying value of the investment was approximately $6.4 million. All investments are recorded as long-term assets at cost less adjustments made for other than temporary declines in value and the Company believes that the fair value of the investments is equal to or greater than their carrying values at December 31, 1998 and 1997.

     REVENUE RECOGNITION. Revenue is primarily recognized upon shipment with the exception of standard products sold to distributors. Revenue from standard products sold to distributors is deferred until the distributor sells the product to a third-party. Revenue from the licensing of the Company's design and manufacturing technology is recognized when the significant contractual obligations have been fulfilled. Royalty revenue is recognized upon the sale of products subject to royalties. The Company uses the percentage-of-completion method for recognizing revenues on fixed-fee design arrangements.

     One customer accounted for 12%, 22% and 14% of consolidated revenues in 1998, 1997 and 1996, respectively.

     STOCK-BASED COMPENSATION. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the grant date. The Company provides additional pro forma disclosures as required under SFAS No. 123, "Accounting for Stock-Based Compensation." (See Note 9 of Notes to the Consolidated Financial Statements.)

     INCOME PER SHARE Basic EPS is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. A reconciliation of the numerators and denominators of the basic and diluted per share computations as follows (in thousands, except per share amounts):

                                                                     YEAR ENDED DECEMBER 31,
                                -------------------------------------------------------------------------------------------------
                                             1998                              1997                             1996
                                -------------------------------   ------------------------------   ------------------------------
                                                      PER-SHARE                        PER-SHARE                        PER-SHARE
                                 INCOME*    SHARES+    AMOUNT     INCOME*    SHARES+    AMOUNT     INCOME*    SHARES+    AMOUNT
                                ---------   -------   ---------   --------   -------   ---------   --------   -------   ---------
Basic EPS:
  Net (loss)/income before
    cumulative effect of
    change in accounting
    principle.................  $(131,632)  140,799    $(0.93)    $160,688   138,576    $ 1.16     $147,184   128,899    $ 1.14
                                                       ------                           ------                           ------
  Cumulative effect of change
    in accounting principle...         --                  --       (1,440)  138,576     (0.01)          --                  --
  Net (loss)/ income available
    to common stockholders....   (131,632)  140,799     (0.93)     159,248   138,576      1.15      147,184   128,899      1.14
                                                       ------                           ------                           ------
  Effect of dilutive
    securities:
    Stock options.............                   --                            2,701                            2,349
    5 1/2% Convertible
      Subordinated Notes......         --        --                  1,279     2,750                  6,166    11,735
Diluted EPS:
  Net (loss)/income before
    cumulative effect of
    change in accounting
    principle (adjusted for
    assumed conversion of
    debt).....................   (131,632)  140,799     (0.93)     161,967   144,027      1.12      153,350   142,983      1.07
                                                       ------                           ------                           ------
  Cumulative effect of change
    in accounting principle...         --                  --       (1,440)  144,027     (0.01)          --                  --
                                                                                        ------
  Net (loss)/income available
    to common stockholders....  $(131,632)  140,799    $(0.93)    $160,527   144,027    $ 1.11     $153,350   142,983    $ 1.07
                                                       ------                           ------                           ------

---------------
* Numerator

+ Denominator

     Options to purchase approximately 19,732,000, 3,156,000, and 2,160,000 shares were outstanding at December 31, 1998, 1997 and 1996, respectively, but were not included in the computation because the exercise prices were greater than the average market price of common shares in 1997 and 1996. In 1998, all options were excluded from the calculation because of their antidilutive effect on earnings per share. The exercise price ranges of these options were $1.98 to $58.13, $32.00 to $58.13 and $30.50 to $58.13 at December 31, 1998, 1997 and
1996, respectively.

     SELF-INSURANCE. The Company retains certain exposures in its insurance plan under self-insurance programs. Reserves for claims made and reserves for estimated claims incurred but not yet reported are recorded as current liabilities.

     COMPREHENSIVE INCOME. In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income, for the Company, is due to foreign currency translation adjustments. Comprehensive income is being shown in the statement of stockholders' equity.

     SEGMENT REPORTING. In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of the Company's operations or financial position or the segments reported in 1998. (See Note 11 of Notes to the Consolidated Financial Statements.)

NOTE 2 -- ACQUISITION OF SYMBIOS

     The Company completed the acquisition of all of the outstanding capital stock of Symbios from HEA on August 6, 1998.

     The Company paid approximately $767 million in cash for all of the outstanding capital stock of Symbios. The Company additionally paid approximately $6 million in direct acquisition costs and accrued an additional $6 million as payable to HEA relating to the resolution of certain obligations outlined in the Stock Purchase Agreement. The purchase was financed using a combination of cash reserves and a new credit facility bearing interest at adjustable rates. (See Note 4 of Notes to the Consolidated Financial Statements.) In addition, the Company assumed all of the options outstanding under Symbios' 1995 Stock Plan with a calculated Black-Scholes value of $25 million. The total purchase price of Symbios was $804 million.

     The total purchase price of $804 million was allocated to the estimated fair value of assets acquired and liabilities assumed based on an independent appraisal and management estimates. The purchase price and the related allocation is subject to further refinement and change over the next year.

     The total purchase price was allocated as follows (in millions):

Fair value of property, plant and equipment.................  $252
Fair value of other tangible net assets.....................    72
In-process research and development.........................   146
Current technology..........................................   214
Assembled workforce and trademarks..........................    37
Residual goodwill...........................................    83
                                                              ----
                                                              $804
                                                              ====

     SYMBIOS INTEGRATION. The Company has taken certain actions to combine the Symbios operations with LSI Logic and, in certain instances, to consolidate duplicative operations. Adjustments to accrued integration costs related to Symbios were recorded as an adjustment to the fair value of net assets in the purchase price allocation. Accrued integration charges include $4 million related to involuntary separation and relocation benefits for approximately 300 Symbios positions and $1.4 million in other exit costs primarily relating to the closing of Symbios sales offices and the termination of certain contractual relationships. The Symbios integration related accruals are based upon management's current estimate of integration costs and are in accordance with EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination."

     The following table sets forth the Company's 1998 integration activity from August 6, 1998 to December 31, 1998:

                                                          AUGUST 6, 1998                DECEMBER 31,
                                                          INTEGRATION OF                    1998
                                                             SYMBIOS        UTILIZED      BALANCE
                                                          --------------    --------    ------------
                                                                        (IN THOUSANDS)
Payments to employees for severance and relocation(a)...      $4,000        $(1,640)       $2,360
Other exit costs(a).....................................       1,437           (435)        1,002
                                                              ------        -------        ------
          Total.........................................      $5,437        $(2,075)       $3,362
                                                              ======        =======        ======

---------------
(a) Amounts utilized represent cash charges.

     The utilization of the Symbios integration reserve of $2.1 million during the period August 6, 1998 to December 31, 1998 relates primarily to payments of $1.6 million to 47 employees for severance and relocation and $0.4 million for payments to third parties to terminate certain contractual relationships. No significant adjustments were made to this reserve during the year.

     IN-PROCESS RESEARCH AND DEVELOPMENT. The Company reduced its estimate of the amount allocated to in-process research and development ("IPR&D") by $79.3 million from the $224.8 million amount previously reported in the third quarter of 1998 to $145.5 million for the year ended December 31, 1998. Amortization of intangibles increased by $4.3 million from $18.1 million to $22.4 million for the year ended December 31, 1998. The basic loss per share and loss per share assuming dilution decreased from $1.47 to $0.93 for the year ending December 31, 1998.

     The amount allocated to IPR&D and intangible assets in the third quarter of 1998 was made in a manner consistent with widely recognized appraisal practices and in consultation with our independent accountants PricewaterhouseCoopers at the date of acquisition. Subsequent to the acquisition, the SEC staff expressed views that took issue with certain appraisal practices generally employed in determining the fair value of the in-process research and development that was the basis for the Company's measurement of its in-process research and development charge. The charge of $224.8 million, as first reported by the Company, was based upon the work of an independent valuation firm that had utilized the methodologies the SEC has since announced it does not consider appropriate.

     As a result of computing in-process research and development using the SEC preferred methodology, the Company, in consultation with its independent accountants, decided to revise the amount originally allocated to in-process research and development. The Company will revise earnings for the third quarter of 1998 and amend its Report on Form 10-Q and Report on Form 8-K/A previously filed with the Securities Exchange Commission. The revised quarterly results for the third and fourth quarter of 1998 are included in this Annual Report on Form 10K under Part II, Item 8 "Financial Statements and Supplementary Data."

     The value assigned to in-process research and development was determined by identifying research projects in areas for which technological feasibility had not been established. These include semiconductor projects of $94.6 million and storage systems projects of $50.9 million. The value was determined by estimating the expected cash flows from the projects once commercially viable and then discounting the net cash flows back to their present value and then applying a percentage of completion.

     The percentage of completion for each project was determined using milestones representing management's estimate of effort, value added, and degree of difficulty of the portion of each project completed as of August 6, 1998, as compared to the remaining research and development to be completed to bring each project to technical feasibility. The development process is grouped into three phases with each phase containing between one and five milestones. The three phases are: researching the market requirements and the engineering architecture and feasibility studies; the design and verification milestones; and the third phase of prototyping and testing the product (both internal to the Company and customer testing). Each of these phases has been subdivided into milestones and then each of the projects was evaluated as to its milestone status as of August 6, 1998. The percentage of completion varied by individual project ranging from 15% to 90% for semiconductors and from 5% to 85% for storage system.

     If the projects discussed above are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods. Additionally, the value of other intangible assets acquired may become impaired. Company management believes that the restated in-process research and development charge of $145.5 million is valued consistently with the SEC staff's current views regarding valuation methodologies. There can be no assurances, however, that the SEC staff will not take issue with any assumptions used in the Company's valuation model and require the Company to further revise the amount allocated to in-process research and development.

     USEFUL LIVES OF INTANGIBLE ASSETS. The estimated weighted average useful life of the intangible assets for current technology, assembled workforce, trademarks and residual goodwill, created as a result of the acquisition, is approximately eight years.

     PRO FORMA RESULTS. The following pro forma summary is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had the Company and Symbios been a consolidated entity during the periods presented. The summary combines the results of operations as if Symbios had been acquired as of the beginning of the periods presented.

     The summary includes the impact of certain adjustments such as goodwill amortization, changes in depreciation, estimated changes in interest income because of cash outlays associated with the transaction and elimination of certain notes receivable assumed to be repaid as of the beginning of the periods presented, changes in interest expense because of the new debt entered into with the purchase (see discussion in Note 4 of the Notes) and the repayment of certain debt assumed to be repaid as of the beginning of the periods presented. Additionally, restructuring charges of $75.4 million discussed in Note 3 and in-process research and development of $145.5 million discussed above have been excluded from the periods presented due to their non-recurring nature.

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                         1998          1997
                                                      ----------    ----------
                                                            (UNAUDITED)
                                                       (IN THOUSANDS, EXCEPT
                                                         PER-SHARE AMOUNTS)
Revenue.............................................  $1,849,057    $1,909,744
Net income..........................................  $   74,710    $  158,673
Basic EPS...........................................  $     0.53    $     1.15
Diluted EPS.........................................  $     0.53    $     1.09

NOTE 3 -- RESTRUCTURING

     The Company remains committed to improving profitability and strengthening competitiveness. As a result of identifying opportunities to streamline operations and maximize the integration of Symbios into the Company's operations, the Company's management, with the approval of the Board of Directors, committed itself to a restructuring plan and recorded a $75.4 million restructuring charge in the third quarter of 1998. The action undertaken included a worldwide realignment of manufacturing capacity, the consolidation of certain design centers and administrative offices, and a streamlining of the Company's overhead structure to reduce operating expenses. The restructuring charge excludes any integration costs relating to Symbios. As discussed in Note 2 of Notes to the Consolidated Financial Statements, integration costs relating to Symbios was accrued as a liability assumed in the purchase in accordance with EITF No. 95-3.

     Restructuring costs include $37.2 million related primarily to fixed assets impaired as a result of the decision to close a manufacturing facility in Tsukuba, Japan; $4.7 million for terminations of leases and maintenance contracts primarily in the U.S. and Europe; $1.7 million for non-cancelable purchase commitments primarily in Europe; $13.1 million in fixed asset and other asset write-downs primarily in the U.S., Japan and Europe; approximately $2.4 million in other exit costs, which result principally from the consolidation and closure of certain design centers, sales and administrative offices primarily in the U.S. and Europe; and work force reduction costs of $16.3 million. The workforce reduction costs primarily include severance costs related to involuntary termination of employment for approximately 900 employees from manufacturing in Japan, and engineering, sales, marketing and finance personnel located primarily in the U.S., Japan and Europe. The fair value of assets determined to be impaired in accordance with the guidance for assets to be held and used in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," were the result of independent appraisals and use of management estimates. Severance costs and other above noted exit costs were determined in accordance with EITF No. 94-13, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The restructuring actions, as outlined by the plan, are intended to be executed to completion by September 30, 1999, one year from the date the reserve was taken.

     The following table sets forth the Company's 1998 restructuring reserves as of September 30, 1998 and activity against the reserve for the three month period ending December 31, 1998:

                                            SEPTEMBER 30, 1998
                                              RESTRUCTURING                   TRANSLATION    BALANCE
                                                 EXPENSE          UTILIZED    ADJUSTMENT     12/31/98
                                            ------------------    --------    -----------    --------
Write-down of manufacturing facility(a)...       $37,200          $(35,700)     $            $ 1,500
Other fixed asset related charges(a)......        13,100           (13,100)                       --
Payments to employees for severance(b)....        16,300            (4,700)                   11,600
Lease terminations and maintenance
  contracts(c)............................         4,700              (100)                    4,600
Noncancelable purchase commitments (c)....         1,700              (100)                    1,600
Other exit costs..........................         2,400                                       2,400
Cumulative currency translation
  adjustment(a)...........................                                       1,512         1,512
                                                 -------          --------      ------       -------
          Total...........................       $75,400          $(53,700)     $1,512       $23,212
                                                 =======          ========      ======       =======

---------------
(a) Amounts utilized represent non-cash charges.

(b) Amounts utilized represent cash payments related to the severance of approximately 290 employees.

(c) Amounts utilized represent cash charges.

NOTE 4 -- DEBT

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
Notes payable to banks......................................  $739,774    $111,242
Capital lease obligations...................................     2,120         673
                                                              --------    --------
                                                               741,894     111,915
Current portion of long-term debt, capital lease obligations
  and short-term borrowings.................................  (186,240)    (44,615)
                                                              --------    --------
Long-term debt and capital lease obligations................  $555,654    $ 67,300
                                                              ========    ========

     On August 5, 1998, the Company entered into a credit agreement with ABN AMRO Bank N.V. ("ABN AMRO"). The credit agreement was restated and superseded by the Amended and Restated Credit Agreement dated as of September 22, 1998 by and among the Company, JSI, ABN AMRO and thereafter syndicated to a group of lenders determined by ABN AMRO and the Company. The credit agreement consists of two credit facilities: a $575 million senior unsecured reducing revolving credit facility ("Revolver"), and a $150 million senior unsecured revolving credit facility ("364 day Facility").

     On August 5, 1998, the Company borrowed $150 million under the 364 day Facility and $485 million under the Revolver. On December 22, 1998, the Company borrowed an additional $30 million under the Revolver. The credit facilities allow for borrowings at adjustable rates. Interest payments are due quarterly. The 364 day Facility expires on August 3, 1999 at which time borrowings outstanding are payable in full. The Revolver is for a term of four years with the principal reduced quarterly beginning on December 31, 1999. The Revolver includes a term loan sub-facility in the amount of 8.6 billion yen made available to JSI over the same term. The yen term loan sub-facility is for a period of four years with no required payments until it expires on August 5, 2002. Pursuant to the restated credit agreement, on August 30, 1998, JSI repaid it's existing 11.4 billion yen (US$79.2 million) credit facility and borrowed
8.6 billion yen (US$74 million at December 31, 1998) bearing interest at adjustable rates. Borrowings outstanding under the 364 day Facility and the Revolver including the yen sub-facility were $740 million as of December 31, 1998. JSI also had borrowings outstanding of approximately 85 million yen (US$0.7 million) at December 31, 1998. The Company paid approximately $3.8 million in debt issuance costs related to the new debt facility. This amount was capitalized as an other asset and is being amortized over the life of the credit facility.

     The Company, in accordance with the new credit arrangement, must comply with certain financial covenants related to profitability, tangible net worth, liquidity, senior debt leverage, debt service coverage and subordinated indebtedness. At December 31, 1998, the Company was in compliance with these covenants.

     In February 1997, the Company called for redemption of its $144 million, 5 1/2% Convertible Subordinated Notes ("Convertible Notes") which were outstanding at December 31, 1996. The Convertible Notes were converted at a price of $12.25 per share resulting in the issuance of 11,735,000 shares of common stock. The redeemed value of the Convertible Notes of $142 million, net of deferred offering costs, was recorded as part of stockholders' equity.

     In December 1996, the Company entered into a credit arrangement with several banks for a $300 million revolving line of credit expiring in December 1999. The Company canceled this agreement on July 31, 1998.

     Aggregate principal payments required on outstanding debt and capital lease obligations are $186 million, $138 million, $103 million and $315 million for 1999, 2000, 2001 and 2002, respectively, and none thereafter.

     The Company paid $9 million, $9 million and $17 million in interest during 1998, 1997 and 1996, respectively.

NOTE 5 -- CASH AND INVESTMENTS

     Cash and cash equivalents and short-term investments included the following debt and equity securities at December 31:

                                                                1998        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
Cash and cash equivalents
Overnight deposits..........................................  $ 82,591    $ 30,724
Commercial paper............................................    44,803      11,955
Corporate debt securities...................................        --      10,384
Time deposits...............................................        --       5,409
Other.......................................................        --       8,319
                                                              --------    --------
          Total held-to-maturity............................   127,394      66,791
Cash........................................................    72,686      37,780
                                                              --------    --------
          Total cash and cash equivalents...................  $200,080    $104,571
                                                              ========    ========
Short-term investments
Corporate debt securities...................................  $ 34,545    $138,143
Time deposits...............................................    24,934     102,165
U.S. government and agency securities.......................     5,065      69,294
Commercial paper............................................        --      44,735
Bank notes..................................................    11,663      18,207
Auction rate preferred......................................     5,013      13,825
                                                              --------    --------
          Total available-for-sale..........................  $ 81,220    $386,369
                                                              ========    ========

     Cash and cash equivalents and short-term investments held at December 31, 1998 and 1997 approximate fair market value. As of December 31, 1998, contractual maturities of available-for-sale securities are within one year.

NOTE 6 -- FINANCIAL INSTRUMENTS

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

     On August 5, 1998, the Company recognized a loss of $1.5 million from the decision to close interest rate swap contracts which converted the interest associated with yen borrowings by JSI from adjustable to fixed rates. The contracts were closed because the underlying debt was repaid as discussed in
Note 4 of Notes to the Consolidated Financial Statements. Current period gains and losses associated with the interest rate swaps are included in interest expense, or as other gains and losses at such time as related borrowings are terminated. At December 31, 1998, there were no interest rate swap contracts outstanding, however, the Company may enter into interest rate swaps in the future. As of December 31, 1997, the Company had several interest rate swap contracts outstanding which convert the interest associated with 14 billion yen (US$109 million) of borrowings by the Company's Japanese manufacturing subsidiary from adjustable to fixed rates (ranging from 1.75% to 2.46%). The interest rate swaps covered payments to be made under term borrowings through 2001.

     The Company enters into forward contracts, currency swaps and currency option contracts to hedge firm commitments, intercompany transactions and third party exposures. The forward and currency swap contracts hedging firm intercompany asset and liability positions denominated in non-functional currencies expired on the last day of the year ended December 31, 1998 and year ended December 31, 1997. Forward contracts are considered identifiable hedges and realized and unrealized gains and losses are deferred until settlement of the underlying commitments. They are recorded as other gains or losses when a hedged transaction is no longer expected to occur. Deferred foreign gains and losses were not significant at December 31, 1998 and 1997, respectively. Foreign currency transaction gains and losses included in interest income and other were insignificant for the year ended December 31, 1998 and 1997, respectively.

     At December 31, 1998, total outstanding purchased currency option contracts were $130 million. These contracts expire quarterly through June 1999. These currency options were treated as hedges of third-party yen revenue exposures. The realized and unrealized gains and option premiums are deferred until the exposure underlying the option is recorded. The deferred premiums on all outstanding options were $5.5 million as of December 31, 1998 and included in other current assets. The Company closed option contracts not qualifying for hedge accounting treatment during the third quarter of 1998 at a gain of $0.7 million.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Upon adoption of SFAS No. 133, the Company will be required to adjust hedging instruments to fair value in the balance sheet, and recognize the offsetting gain or loss as transition adjustments to be reported in net income or other comprehensive income, as appropriate, and presented in a manner similar to the cumulative effect of a change in accounting principle. While the Company believes the adoption of this statement will not have a significant effect on the Company's results of operations as most derivative instruments are closed on the last day of each fiscal quarter, the impact of the adoption of SFAS No. 133 as of the effective date cannot be reasonably estimated at this time.

NOTE 7 -- BALANCE SHEET DETAIL

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                                 ----          ----
                                                                   (IN THOUSANDS)
Inventories:
  Raw materials.............................................  $   32,347    $   19,892
  Work-in-process...........................................      51,856        58,621
  Finished goods............................................      93,904        23,754
                                                              ----------    ----------
                                                              $  178,107    $  102,267
                                                              ==========    ==========
  Property and equipment:
  Land......................................................  $   50,278    $   39,885
  Buildings and improvements................................     459,157       145,297
  Equipment.................................................   1,338,325       856,745
  Leasehold improvements....................................      56,486        46,839
  Preproduction engineering.................................      97,356        58,972
  Furniture and fixtures....................................      44,514        35,460
  Construction in progress..................................     210,426       557,350
                                                              ----------    ----------
                                                               2,256,542     1,740,548
Accumulated depreciation and amortization...................    (776,429)     (616,639)
                                                              ----------    ----------
                                                              $1,480,113    $1,123,909
                                                              ==========    ==========

     The Company had $97 million and $34 million of unamortized preproduction engineering costs at December 31, 1998 and 1997, respectively, associated with the construction of a new manufacturing facility in Gresham, Oregon. This new facility became operational as of December 1, 1998, at which time capitalized preproduction began to be amortized over the expected useful life of the manufacturing technology of approximately four years. In April 1998, the Accounting Standards Executive Committee released SOP No. 98-5, "Reporting on the Costs of Start-up Activities." SOP No. 98-5 is effective for fiscal years beginning after December 15, 1998 and requires companies to expense all costs incurred or unamortized in connection with start-up activities. The Company will expense the unamortized preproduction balance of $92 million, net of tax on January 1, 1999 and present it as a cumulative effect of a change in accounting principle in accordance with SOP No. 98-5. The preproduction costs are included in property and equipment at December 31, 1998 and 1997.

     Accumulated amortization for preproduction engineering was $27 million and $25 million at December 31, 1998 and 1997, respectively. Capitalized interest included within property and equipment totaled $29 million and $17 million at December 31, 1998 and 1997, respectively. Accumulated amortization of capitalized interest was $9 million and $7 million at December 31, 1998 and 1997, respectively.

     During 1997, the Company dispositioned assets held for sale with a carrying amount of $15 million that were associated with the 1996 shutdown of the Milpitas wafer manufacturing facility. In August 1997, approximately $5.6 million of the Milpitas equipment held for sale was transferred to another facility within the Company as it was determined that the equipment could be used to meet current capacity requirements.

NOTE 8 -- PURCHASES OF MINORITY INTEREST AND OTHER ACQUISITIONS

     PURCHASES OF MINORITY INTEREST. During the third quarter of 1998, the Company acquired approximately 107,880 shares of its Japanese affiliate from its minority interest shareholders for approximately $0.6 million. The acquisition was accounted for as a purchase and the excess of purchase price over the estimated fair value of the assets acquired was allocated to goodwill and is being amortized over eight years using the straight-line method. The Company owned approximately 93% of the Japanese affiliate at December 31, 1998. There were no minority interest purchases during 1997. As of December 31, 1997, the Company owned 92% of the Japanese affiliate and 100% of the U.K. affiliate.

     During 1996, the Company acquired 117,000 common shares of its Japanese sales affiliate from its minority interest shareholders for approximately $0.7 million. In December 1996, the Company acquired the remaining minority shares outstanding of its European sales affiliate, LSI Logic Europe, Ltd. (formerly LSI Logic Europe, plc) for $2 million. These acquisitions were accounted for as purchases and the excess of the purchase price over the fair value of the assets acquired of $2 million was allocated to goodwill and is being amortized over seven years. As of December 31, 1996, the Company owned approximately 92% of the Japanese affiliate and 100% of the U.K. affiliate.

     ACQUISITION OF MINT TECHNOLOGY. In July 1997, the Company acquired all issued and outstanding shares of common stock of Mint Technology, Inc. ("Mint"). Mint provides engineering services on a contract basis to help customers ensure timely and cost-effective completion of their design programs. Mint's consulting services specialize in the architectural specification, implementation and test of complex application-specific integrated circuits and field programmable gate array based system designs. The acquisition was accounted for as a purchase. The acquisition price consisted of $9.5 million in cash and options to purchase approximately 681,726 shares of common stock with an intrinsic value of $11.3 million. The intrinsic value of the stock is being expensed over four years. Approximately $2.9 million of the purchase price was allocated to in-process research and development and was expensed in the third quarter of 1997. Total goodwill recorded as part of the acquisition was $5.7 million and is being amortized over four years. Pro forma results of operations have not been presented as the amounts would not significantly differ from the Company's historical results.

NOTE 9 -- COMMON STOCK

     The following summarizes all shares of common stock reserved for issuance as of December 31, 1998:

                                                              NUMBER OF SHARES
                                                              ----------------
                                                               (IN THOUSANDS)
Issuable upon:
Exercise of stock options, including options available for
  grant.....................................................       24,160
Purchase under Employee Stock Purchase Plan.................          542
                                                                   ------
                                                                   24,702
                                                                   ======

     The Company's Board of Directors approved an action which authorizes management to acquire up to 5 million and 4 million shares of its own stock in the open market at current market prices in August 1997 and February 1996, respectively. Accordingly, the Company repurchased 445,000 and 2.4 million shares of its common stock from the open market for approximately $5.7 million and $60 million in 1998 and 1997, respectively. The transactions were recorded as reductions to common stock and additional paid-in capital. The authorization for stock repurchases was rescinded by the Company's Board of Directors in February of 1999.

     STOCK OPTION PLANS. The Company's 1982 Incentive Stock Option Plan ("1982 Option Plan") is administered by the Board of Directors. Terms of the 1982 Option Plan required that the exercise price of options be no less than the fair value at the date of grant and required that options be granted only to employees or consultants of the Company. Generally, options granted vest in annual increments of 25% per year commencing one year from the date of grant and have a term of ten years. During 1992, the 1982 Option Plan expired by its terms. Accordingly, no further options may be granted thereunder. Certain options previously granted under the 1982 Option Plan remained outstanding at December 31, 1998.

     The 1991 Equity Incentive Plan, as amended July 30,1997, enables the Company to grant stock options to its officers, employees or consultants. Stock options may be granted with an exercise price no less than the fair value of the stock on the date of grant. The term of each option is determined by the Board of Directors and is generally ten years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant. A total of 25 million shares have been reserved for issuance under this plan, including 7 million shares approved by the Company's Board of Directors and stockholders in 1998.

     In May 1995, the stockholders approved the 1995 Director Option Plan ("Director Plan"), which replaced the 1986 Directors' Stock Option Plan, and reserved 500,000 shares for issuance thereunder. Terms of the Director Plan provide for an initial option grant to new directors and subsequent automatic option grants each year thereafter. The option grants generally have a ten year term and vest in equal increments over four years. The exercise price of options granted is the fair market value of the stock on the date of grant.

     In connection with the acquisition of Symbios (See Note 2 of Notes to the Consolidated Financial Statements), each outstanding stock option under Symbios' Stock Option plan was converted to an option of the Company's common stock at a ratio of 1.0094. As a result, outstanding options to purchase 2,073,593 shares were assumed. No further options may be granted under the Symbios plan.

     In connection with the acquisition of Mint (See Note 8 of Notes to the Consolidated Financial Statements), each outstanding stock option under Mint's Stock Option Plan ("Mint Plan") was converted to an option for the Company's common stock at a ratio of 0.6286. As a result, outstanding options to purchase 681,726 shares were assumed. No further options may be granted under the Mint Plan.

     At December 31, 1998 shares available for grant under all stock option plans were 4,428,000.

     The following table summarizes the Company's stock option share activity and related weighted average exercise price within each category for each of the years ended December 31, 1998, 1997 and 1996 (share amounts in thousands):

                                                  1998                1997                1996
                                            ----------------    ----------------    ----------------
                                            SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                            ------    ------    ------    ------    ------    ------
Options outstanding at January 1..........  13,725    $24.36    10,812    $20.77     9,065    $20.26
Options assumed...........................   2,074     13.83       682     16.71
Options canceled..........................  (2,156)   (26.51)   (1,120)   (26.66)   (4,402)   (34.46)
Options granted...........................   6,711     19.87     4,506     30.87     7,263     27.71
Options exercised.........................    (622)   (11.98)   (1,155)    (9.36)   (1,114)    (7.73)
                                            ------    ------    ------    ------    ------    ------
Options outstanding at December 31........  19,732    $21.89    13,725    $24.36    10,812    $20.77
                                            ======    ======    ======    ======    ======    ======
Options exercisable at December 31........   7,065    $20.38     4,249    $17.72     2,840    $11.29
                                            ======    ======    ======    ======    ======    ======

     On August 16, 1996 the Company canceled options to purchase 2,853,000 shares of common stock with exercise prices ranging from $32.13 to $58.13, previously granted to employees, excluding certain executive officers, and reissued all such options at an exercise price of $22.38, the fair market value of the stock on August 16, 1996. The reissued options have a ten year term and vest in equal increments over four years from the date of reissuance.

     Significant option groups outstanding at December 31, 1998 and related weighted average exercise price and contractual life information is as follows (share amounts in thousands):

                                                OUTSTANDING         EXERCISABLE        REMAINING
           OPTIONS WITH EXERCISE              ----------------    ----------------    ------------
            PRICES RANGING FROM:              SHARES    PRICE     SHARES    PRICE     LIFE (YEARS)
           ---------------------              ------    ------    ------    ------    ------------
$1.98 to $10.00.............................   1,605    $ 6.04    1,372     $ 5.65        4.91
$10.01 to $20.00............................   7,061     16.46    1,344      12.96        9.18
$20.01 to $30.00............................   7,274     23.90    2,972      23.78        7.85
$30.01 to $40.00............................   3,037     32.42    1,118      31.99        8.10
greater than $40.00.........................     755     44.58      259      47.79        6.94
                                              ------    ------    -----     ------
                                              19,732    $21.89    7,065     $20.38
                                              ======    ======    =====     ======

     All options were granted at an exercise price equal to the market value of the Company's common stock at the date of grant with the exception the options assumed as part of the purchase of Symbios on August 6, 1998 and Mint in July of 1997. (See Notes 2 and 8 of Notes to the Consolidated Financial Statements.) The weighted average estimated grant date fair value, as defined by SFAS No. 123, for options granted during 1998, 1997 and 1996 was $10.48, $14.94 and $16.86 per option, respectively. The estimated grant date fair value disclosed by the Company is calculated using the Black-Scholes model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value. The following weighted average assumptions are included in the estimated grant date fair value calculations for the Company's stock option awards:

                                                              1998    1997    1996
                                                              ----    ----    ----
Expected life (years).......................................  4.85    4.57    5.25
Risk-free interest rate.....................................  5.00%   5.99%   6.10%
Volatility..................................................    57%     56%     55%
Dividend yield..............................................     0%      0%      0%

     STOCK PURCHASE PLAN. Since 1983, the Company has offered an Employee Stock Purchase Plan ("Employee Plan") under which rights are granted to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of a 24-month offering period or the end of each six-month segment within such offering period. Sales under the Employee Plan in 1998, 1997 and 1996 were 1,081,000, 666,000 and 666,000 shares of common stock at an average price of $13.83, $19.71 and $17.33 per share, respectively. During 1997, the Company's stockholders approved an amendment to the Company's Employee Plan to increase the number of shares reserved for issuance by 500,000 shares. Additionally in 1997, the stockholders approved an amendment to the Company's Employee Plan to increase the number of shares of common stock reserved for issuance pursuant to the Employee Plan on the first day of each fiscal year, beginning fiscal 1998 by 1.15% of the shares of the Company's common stock issued and outstanding on the last day of the immediately preceding fiscal year, less the number of shares available for future option grants under the Employee Plan on the last day of the preceding fiscal year. Shares available for future purchase under the Employee Plan were 542,000 at December 31, 1998.

     Compensation cost (included in pro forma net income and net income per share amounts) for the grant date fair value of the purchase rights granted under the Employee Plan was calculated using the Black-Scholes model. The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the Company's Employee Plan:

                                                              1998    1997    1996
                                                              ----    ----    ----
Expected life (years).......................................  1.25    1.25    1.25
Risk-free interest rate.....................................  4.42%   5.82%   5.70%
Volatility..................................................    59%     58%     54%
Dividend yield..............................................     0%      0%      0%

     The weighted average estimated grant date fair value, as defined by SFAS No. 123, of rights to purchase stock under the Employee Plan granted in 1998, 1997 and 1996 were $5.94, $12.99 and $10.84 per share, respectively.

     STOCK PURCHASE RIGHTS. In November 1988, the Company implemented a plan to protect stockholders' rights in the event of a proposed takeover of the Company. The plan was amended and restated in November 1998. Under the plan, each share of the Company's outstanding common stock carries one Preferred Share Purchase Right ("Right"). Each Right entitles the holder, under certain circumstances, to purchase one-thousandth of a share of Preferred Stock of the Company or its acquiror at a discounted price. The Rights are redeemable by the Company and will expire in 2008.

     PRO FORMA NET INCOME AND NET INCOME PER SHARE. Had the Company recorded compensation costs based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under its stock option plans and stock purchase plan, the Company's net income and earnings per share would have been adjusted to the pro forma amounts below for the years ended December 31, 1998, 1997 and 1996.

                                                       1998           1997          1996
                                                    -----------    ----------    ----------
                                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Pro forma net (loss)/income
  Basic...........................................   $(185,500)     $129,728      $128,069
  Diluted.........................................   $(185,500)     $131,007      $132,508
Pro forma net (loss)/income per share
  Basic...........................................   $   (1.32)     $   0.94      $   0.99
  Diluted.........................................   $   (1.32)     $   0.93      $   0.94

     The pro forma effect on net income and net income per share for 1998, 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

NOTE 10 -- INCOME TAXES

     The provision for taxes consisted of the following:

                                                         1998       1997       1996
                                                       --------    -------    -------
                                                               (IN THOUSANDS)
CURRENT:
     Federal.........................................  $ 11,106    $12,626    $29,111
     State...........................................     2,560      4,172      6,969
     Foreign.........................................    22,075     43,106     19,398
                                                       --------    -------    -------
          Total......................................    35,741     59,904     55,478
                                                       --------    -------    -------
DEFERRED LIABILITY (BENEFIT):
     Federal.........................................   (10,416)     7,164     (2,437)
     State...........................................    (2,085)     1,575     (6,635)
     Foreign.........................................   (15,324)    (5,895)    11,026
                                                       --------    -------    -------
          Total......................................   (27,825)     2,844      1,954
                                                       --------    -------    -------
TOTAL................................................  $  7,916    $62,748    $57,432
                                                       ========    =======    =======

     The domestic and foreign components of income before income taxes and minority interest were as follows:

                                                      1998         1997        1996
                                                    ---------    --------    --------
                                                             (IN THOUSANDS)
Domestic..........................................  $ (31,000)   $ 65,250    $ 82,882
Foreign...........................................    (92,648)    158,913     122,233
                                                    ---------    --------    --------
Income before income taxes and minority
  interest........................................  $(123,648)   $224,163    $205,115
                                                    =========    ========    ========

     Undistributed earnings of the Company's foreign subsidiaries aggregate to approximately $283 million at December 31, 1998 and are indefinitely reinvested in foreign operations or will be remitted substantially free of additional tax. No material provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability.

     The deferred tax assets valuation allowance at December 31, 1998 is attributed to U.S. federal, state and foreign deferred tax assets which result primarily from restructuring and other one-time charges and the Company's acquisition of Symbios, Inc. and are deductible for tax purposes over a long period of time. Management believes that the realization of such deferred tax assets was not fully assured at December 31, 1998. Significant components of the Company's deferred tax assets and liabilities as of December 31, were as follows:

                                                                1998        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
DEFERRED TAX ASSETS:
  Net operating loss carryforwards..........................  $  8,873    $    656
  Tax credit carryovers.....................................     2,380       2,380
  Future deductions for purchased intangible assets.........    45,239          --
  Future deductions for reserves and other..................    89,483      45,745
                                                              --------    --------
          Total deferred tax assets.........................   145,975      48,781
Valuation allowance.........................................   (22,409)         --
                                                              --------    --------
Net deferred tax assets.....................................   123,566      48,781
Deferred tax liabilities -- depreciation and amortization...   (84,619)    (37,659)
                                                              --------    --------
Total net deferred tax assets...............................  $ 38,947    $ 11,122
                                                              ========    ========

     Differences between the Company's effective tax rate and the federal statutory rate were as follows:

                                          1998                  1997                  1996
                                          ----                  ----                  ----
                                                           (IN THOUSANDS)
Federal statutory rate............  $(43,276)   (35)%     $ 78,457     35%      $ 71,790     35%
State taxes, net of federal
  benefit.........................     2,049      2%         3,937      2%         6,517      3%
Difference between U.S. and
  foreign tax rates...............    21,970     17%       (22,453)   (10)%      (12,358)    (6)%
Nondeductible expenses............     6,200      5%         2,847      1%         4,693      2%
Foreign tax credits...............      (420)    --         (1,195)    (1)%      (11,260)    (5)%
Research and development tax
  credit..........................        (2)    --         (4,500)    (2)%       (4,243)    (2)%
Future benefit of deferred tax
  assets not recognized...........    22,409     18%            --     --         (3,400)    (2)%
Other.............................    (1,014)   (1)%         5,655      3%         5,693      3%
                                    --------    ---       --------    ---       --------     --
Effective tax rate................  $  7,916      6%      $ 62,748     28%      $ 57,432     28%
                                    ========    ===       ========    ===       ========     ==

     The Company paid $30 million, $31 million and $53 million for income taxes in 1998, 1997 and 1996, respectively.

     The IRS is currently auditing the Company's federal income tax returns for fiscal years 1991, 1992, 1993 and 1994. The Company received a notice of proposed tax deficiency for the years 1991 and 1992 and filed an appeal with the IRS on March 26, 1997 in response to that IRS notice. Management believes the ultimate outcome of the IRS audits will not have a material adverse impact on the Company's financial position or results of operations.

NOTE 11 -- SEGMENT REPORTING AND FOREIGN OPERATIONS

     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company concluded that it operates in two reportable segments: the Semiconductor segment and the Storage Systems segment. In the Semiconductor segment, the Company designs, develops, manufactures and markets integrated circuits, including ASICs, ASSPs and related products and services. Semiconductor design and service revenues include engineering design services, licensing of LSI Logic's advanced design tools software, and technology transfer and support services. The Company's customers use these services in the design of increasingly advanced integrated circuits characterized by higher levels of functionality and performance. The proportion of revenues from ASIC design and related services compared to semiconductor product sales varies among customers depending upon their specific requirements. In the Storage Systems segment, the Company designs, manufactures, markets and supports high performance data storage management and storage systems solutions, including HABs and a complete line of RAID storage systems, subsystems and related software. The Storage Systems segment did not meet the requirements for a reportable segment as defined in SFAS No. 131.

     The Company's significant operations outside the United States include manufacturing facilities, design centers and sales offices in Japan and Europe.

     Long-lived assets consist of net property and equipment, goodwill, capitalized software and other intangibles, and other long-term assets excluding long-term deferred tax assets.

     The following is a summary of operations by entities located within the indicated geographic areas for 1998, 1997 and 1996. United States revenues include export sales.

                                                    1998          1997          1996
                                                 ----------    ----------    ----------
                                                             (IN THOUSANDS)
REVENUES:
  United States................................  $  931,067    $  617,352    $  661,829
  Japan........................................     261,705       366,508       264,316
  Europe.......................................     218,015       240,249       212,410
  Other foreign countries......................      79,914        66,166       100,139
                                                 ----------    ----------    ----------
          Total................................  $1,490,701    $1,290,275    $1,238,694
                                                 ----------    ----------    ----------
LONG-LIVED ASSETS:
  United States................................  $1,583,161    $  842,125    $  386,289
  Japan........................................     301,423       332,073       440,847
  Europe.......................................      24,286        23,454        13,935
  Other foreign countries......................      44,966        57,159        60,589
                                                 ----------    ----------    ----------
          Total................................  $1,953,836    $1,254,811    $  901,660
                                                 ==========    ==========    ==========

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

     The Company leases the majority of its facilities and certain equipment under non-cancelable operating leases which expire in 1999 through 2022. The facilities lease agreements typically provide for base rental rates which are increased at various times during the terms of the leases and for renewal options at the fair market rental value.

     In June 1995, the Company, through its Japanese subsidiary, entered into a master lease agreement and a master purchase agreement with a group of leasing companies ("Lessor") for up to 15 billion yen (US$129 million). Each Lease Supplement pursuant to the transaction will have a lease term of one year with four consecutive annual renewal options. The Company may, at the end of any lease term, return or purchase at a stated amount all the equipment. Upon return of the equipment, the Company must pay the Lessor a terminal adjustment amount. The Lessor also has entered into a remarketing agreement with a third party to remarket and sell any equipment returned pursuant to which the third party is obligated to reimburse the Company a guaranteed residual value. The lease line was fully utilized as of December 31, 1998. There were no significant gains or losses from these leasing transactions. Minimum rental payments under these operating leases, including option periods, are $23 million for 1999 and $16 million for 2000. The terminal adjustment, which the Company would be required to pay upon cancellation of all leases and return of the equipment, would be as follows: 1999 -- $42 million; 2000 -- $22 million; 2001 -- $2 million.

     Future minimum payments under other lease agreements are as follows:
1999 -- $28 million; 2000 -- $23 million; 2001 -- $19 million; 2002 -- $14 million; 2003 -- $8 million: 2004 and thereafter -- $21 million. Total rental expense, including month-to-month rentals, was $58 million, $58 million and $62 million in 1998, 1997 and 1996, respectively.

     During the third quarter of 1995, the remaining shares of our Canadian subsidiary, LSI Logic Corporation of Canada, Inc. ("LSI Canada"), that were previously owned by other parties were acquired by another one of our subsidiary companies. At that time former shareholders of LSI Canada representing approximately 800,000 shares or about 3% (which is now approximately 620,000 shares) of the previously outstanding shares, exercised dissent an appraisal rights as provided by Canadian law. By so doing, these parties notified LSI Canada of their disagreement with the per share value in Canadian dollars ($4.00) that was paid to the other former shareholders. In order to resolve this matter, a petition was filed by LSI Canada in late 1995 in the Court of Queen's Bench of Alberta, Judicial District of Calgary (the "Court") and has been pending since that time. The trial of that case was to occur in late 1998. Prior to the scheduled commencement of the trial, some of the parties who represent approximately 410,000 shares retained a new attorney. Their new attorney is now attempting to set aside the action based on the petition filed by LSI Canada and commence a new action, which we understand will be based on a different legal theory. Until their request is heard and resolved by the Court, a new trial date for the pending matter is not expected to be set. They have also notified us that they intend to bring a new action alleging that other conduct by LSI Logic Corporation was oppressive of the rights of minority shareholders in LSI Canada, for which they will seek damages. While we cannot give any assurances regarding the resolution of these matters, we believe that the final outcome will not have a material adverse effect on our consolidated results of operations or financial condition. Also, during 1998, a claim that was brought in 1994 by another former shareholder of LSI Canada against LSI Logic Corporation in the Court of Chancery of the State of Delaware in and for the New Castle County was dismissed. That dismissal was upheld on appeal to the Delaware Supreme Court.

     We have learned that a lawsuit alleging patent infringement has been filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation, Limited Partnership against eighty-eight electronics industry companies, including us. Although we have learned that we are one of the named defendants, we have not yet been served with the complaint. We understand that the patents involved in this lawsuit generally relate to semiconductor manufacturing and computer imaging, including the use of bar coding for automatic identification of articles. While we cannot make any assurance regarding the eventual resolution of this matter, we do not believe it will have a material adverse effect on our consolidated results of operations or financial condition.

     The Company is a party to other litigation matters and claims which are normal in the course of its operations, and while the results of such litigations and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a significantly adverse effect on the Company's consolidated financial position or results of operations.

NOTE 13 -- SUBSEQUENT EVENTS

     On February 22, 1999, LSI Logic and SEEQ Technology, Inc. announced an agreement for the Company to acquire SEEQ Technology in a transaction where SEEQ shareholders will receive LSI Logic common stock based on an exchange ratio of
0.1095 subject to certain adjustments. The transaction is expected to be accounted for as a pooling of interests. LSI Logic anticipates completing the acquisition in its second quarter ending June 30, 1999. The acquisition is subject to customary closing conditions, including approval by SEEQ Technology shareholders and is subject to regulatory review.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of LSI Logic Corporation

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of LSI Logic Corporation and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
February 22, 1999

SUPPLEMENTARY FINANCIAL DATA

                   INTERIM FINANCIAL INFORMATION (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    QUARTER
                                                 ---------------------------------------------
                                                  FIRST       SECOND       THIRD       FOURTH
                                                 --------    --------    ---------    --------
YEAR ENDED DECEMBER 31, 1998
Revenues.......................................  $324,850    $330,101    $ 390,365    $445,385
Gross profit...................................   141,744     154,256      169,631     157,792
Net income/(loss)..............................    30,443      32,034     (205,122)     11,013
Basic net income/(loss) per share:.............  $   0.22    $   0.23    $   (1.46)   $   0.08
Diluted net income/(loss) per share:...........  $   0.22    $   0.23    $   (1.46)   $   0.08
YEAR ENDED DECEMBER 31, 1997
Revenues.......................................  $308,388    $332,004    $ 326,847    $323,036
Gross profit...................................   144,268     163,005      163,118     144,731
Income before cumulative effect of change in
  accounting principle.........................    38,407      45,799       44,318      32,164
Cumulative effect of change in accounting
  principle....................................        --          --           --      (1,440)
Net income.....................................    38,407      45,799       44,318      30,724
Basic earnings per share:
  Income before cumulative effect of change in
     accounting principle......................      0.30        0.32         0.31        0.23
  Cumulative effect of change in accounting
     principle.................................        --          --           --        (.01)
  Net income...................................      0.30        0.32         0.31        0.22
Diluted earnings per share:
  Income before cumulative effect of change in
     accounting principle......................      0.28        0.32         0.31        0.23
  Cumulative effect of change in accounting
     principle.................................        --          --           --        (.01)
  Net income...................................  $   0.28    $   0.32    $    0.31    $   0.22

     The Company reported a charge for restructuring of $75.4 million in the third quarter of 1998 (See Note 3 of the Notes) and a charge for in-process technology of $145.5 million related to the acquisition of Symbios on August 6, 1998. (See Note 2 to the Notes.)

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The members of our Board of Directors, who are elected annually by a vote of the stockholders, are as follows:

                                                                                                 DIRECTOR
           NAME OF NOMINEE             AGE                 PRINCIPAL OCCUPATION                   SINCE
           ---------------             ---                 --------------------                  --------
Wilfred J. Corrigan..................  61    Chairman of the Board of Directors and                1981
                                             Chief Executive Officer of LSI Logic Corporation
T.Z. Chu.............................  64    Retired President of Hoefer Pharmacia Biotech,        1992
                                             Inc.

Malcolm R. Currie....................  72    Chief Executive Officer, Currie Technologies,         1992
                                             Inc.;
                                             Chairman Emeritus, Hughes Aircraft, Inc.
James H. Keyes.......................  58    Chairman and Chief Executive Officer of Johnson       1983
                                             Controls, Inc.
R. Douglas Norby.....................  63    Executive Vice President and Chief Financial          1993
                                             Officer of
                                             the Company

     There are no family relationships between or among any directors or executive officers of the Company.

     Mr. Corrigan, a founder of the Company, has served as Chief Executive Officer and a director of the Company since our organization in January 1981. Mr. Corrigan also serves on the boards of directors of several privately held corporations.

     Mr. Chu served as President of Hoefer Pharmacia Biotech, Inc., a biotechnology company, from March 1995 until his retirement in February 1997. From August 1993 until March 1995, Mr. Chu served as President and Chief Executive Officer of Hoefer Scientific Instruments, a manufacturer of scientific instruments. From January 1992 until August 1993, Mr. Chu acted as a consultant to Hambrecht & Quist, an investment banking firm and to Thermo Instrument Systems, Inc., a manufacturer of analytical instruments.

     Mr. Currie serves as Chief Executive Officer of Currie Technologies, Inc., a manufacturer of electric propulsion systems for bicycles. Mr. Currie served as Chairman and Chief Executive Officer of Hughes Aircraft Company from March 1988 until his retirement in July 1992. He presently serves on the boards of directors of Unocal Corporation, Investment Company of America, SM&A Corp., and Regal One Corp., and as Chairman of the Board of Trustees of the University of Southern California.

     Mr. Keyes has served as Chairman and Chief Executive Officer of Johnson Controls, Inc. since January 1993. Johnson Controls, Inc. is a global leader in automotive systems and facility management and control. Mr. Keyes also serves on the boards of directors of Pitney Bowes, Inc. and the Chicago Federal Reserve Board.

     Mr. Norby has served as Executive Vice President and Chief Financial Officer of the Company since November 1996. From September 1993 until November 1996, Mr. Norby served as Senior Vice President and Chief Financial Officer of Mentor Graphics Corporation, an EDA company. From July 1992 until September 1993, Mr. Norby served as President and Chief Executive Officer of Pharmetrix Corporation, a health care company located in Menlo Park, California. Mr. Norby serves on the board of directors of Corvas International, Inc.

     The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows:

                                                                                                EMPLOYED
                NAME                   AGE                       POSITION                        SINCE
                ----                   ---                       --------                       --------
Wilfred J. Corrigan..................  61    Chairman and Chief Executive Officer                 1981
Elias J. Antoun......................  42    Executive Vice President, Consumer Products          1991
John P. Daane........................  35    Executive Vice President, Communications,            1985
                                             Computer
                                             and ASIC Products
John D'Errico........................  55    Executive Vice President, LSI Storage Products       1984
                                             and Colorado Operations
Thomas Georgens......................  39    Senior Vice President & General Manager,             1998
                                             Storage Systems, Inc.
W. Richard Marz......................  55    Executive Vice President, Geographic Markets         1995
R. Douglas Norby.....................  63    Executive Vice President and Chief Financial         1996
                                             Officer
David E. Sanders.....................  51    Vice President, General Counsel and Secretary        1986
Lewis C. Wallbridge..................  55    Vice President, Human Resources                      1984
Joseph M. Zelayeta...................  52    Executive Vice President, Worldwide Operations       1981

     Mr. Corrigan, Mr. Sanders and Mr. Wallbridge have been associated with the Company in their present position for more than the past five years.

     Elias J. Antoun was named Executive Vice President, Consumer Products in March 1998. Mr. Antoun joined the Company in 1991, and has served in senior management and executive positions including General Manager of Finance and, more recently, President of LSI Logic K.K.

     John P. Daane was named Executive Vice President, Communications, Computer and ASIC Products, in October 1997. Mr. Daane joined us in 1985, and has served in senior management and executive positions since 1992, including, most recently, Vice President and General Manager of the Communication Products Division.

     John D'Errico was named Executive Vice President, Storage Components and Colorado Operations in August 1998. Mr. D'Errico joined us in 1984 and has held various senior management and executive positions at our manufacturing facilities in the U.S. and Japan. Most recently, Mr. D'Errico served as Vice President and General Manager, Pan-Asia.

     Thomas Georgens was named Senior Vice President and General Manager, Storage Systems, Inc., in August 1998, upon the acquisition of Symbios, Inc. Mr. Georgens joined Symbios in 1996, where he served as Vice President and General Manager of Storage Systems. Before joining Symbios, Mr. Georgens was employed by EMC Corporation, where he served as Director of Engineering Operations for the Systems Group and later as Director of Internet Marketing.

     W. Richard Marz joined the Company in September 1995 as Senior Vice President, North American Marketing and Sales, and was named Executive Vice President, Geographic Markets in May 1996. Before joining us, Mr. Marz was a long-time senior sales and marketing executive at Advanced Micro Devices, Inc., a semiconductor manufacturer.

     R. Douglas Norby has served as Executive Vice President and Chief Financial Officer of the Company since November 1996. From September 1993 until November 1996, Mr. Norby served as Senior Vice President and Chief Financial Officer of Mentor Graphics Corporation, an EDA company. From July 1992 until September 1993, Mr. Norby served as President and Chief Executive Officer of Pharmetrix Corporation, a health care company located in Menlo Park, California. Mr. Norby has been a member of the Board of Directors of the Company since 1993, and he currently also serves on the board of directors of Corvas International, Inc., a biopharmaceutical company.

     Joseph M. Zelayeta was named Executive Vice President, Worldwide Operations in September 1997. Employed with the Company since 1981, Mr. Zelayeta has held management and executive positions in research and development and manufacturing operations since 1986.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of security ownership and changes in such ownership with the SEC and the New York Stock Exchange. Executive officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

     Based solely on our review of the copies of such forms received by us and written representations received from those reporting persons recognized by us as being subject to filing requirements, we believe that with the exception of one report on Form 5, all required Section 16(a) reports were timely filed during 1998. A report on Form 5 was not timely filed in connection with Mr. Corrigan's transfer in 1994 of beneficial 50,000 shares of the Company's stock to the Corrigan Walla Foundation, a Charitable Trust. The Form 5 was filed with the SEC on February 11, 1999.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF COMPENSATION

     The following table shows, as to (i) the Chief Executive Officer, and (ii) each of the four other most highly compensated executive officers whose salary plus bonus exceeded $100,000 in 1998 (the "Named Executive Officers"), information concerning all reportable compensation awarded to, earned by or paid to each for services to us in all capacities during the fiscal year ended December 31, 1998, as well as such compensation for each such individual for our previous two fiscal years (if such person was an executive officer during any part of such previous fiscal year).

                                   TABLE 11-1

                           SUMMARY COMPENSATION TABLE

                                                                                                    LONG TERM
                                                                                                   COMPENSATION
                                                                                    ------------------------------------------
                                                          ANNUAL COMPENSATION       OTHER ANNUAL                   ALL OTHER
                                                      ---------------------------   COMPENSATION                  COMPENSATION
                                                                                    ------------     OPTIONS/     ------------
            NAME AND PRINCIPAL POSITION               YEAR   SALARY($)   BONUS($)      ($)(1)       SARS(#)(2)       ($)(3)
            ---------------------------               ----   ---------   --------   ------------   ------------   ------------
Wilfred J. Corrigan.................................  1998   $744,238    $375,000     $ 9,600        500,000        $  9,450
  Chairman and Chief Executive Officer                1997   $704,231    $375,000     $ 8,800        300,000        $ 19,911
                                                      1996   $685,577    $ -0-        $10,400         -0-           $ 13,807

John P. Daane(4)....................................  1998   $329,238    $150,000     $ 8,400        200,000        $    727
  Executive Vice President, Communications, Computer  1997   $230,000    $200,000     $ 7,033        100,000        $  4,884
    and ASIC Products

W. Richard Marz.....................................  1998   $350,967    $ 85,000     $ 9,710         35,000        $  5,815
  Executive Vice President, Geographic Markets        1997   $337,308    $100,000     $ 7,700         20,000        $ 10,567
                                                      1996   $332,077    $ 30,000     $ 9,100        175,000        $  7,562

R. Douglas Norby....................................  1998   $334,623    $110,000     $12,300         75,000        $  9,450
  Executive Vice President and Chief Financial        1997   $314,615    $150,000     $11,600         30,000        $187,530
    Officer.........................................  1996   $ 45,000    $ -0-        $ 2,100        307,500        $ 25,318


Joseph M. Zelayeta(5)...............................  1998   $360,968    $130,000     $ 8,400         35,000        $  3,722
  Executive Vice President, Worldwide Operations      1997   $304,423    $170,000     $ 6,900         70,000        $ 19,785

---------------
(1) Includes amounts paid for car allowance and, in the case of Messrs. Marz and Norby, tax preparation.

(2) We have not granted any stock appreciation rights.

(3) "All Other Compensation" is itemized as follows:

     - In 1998, Mr. Corrigan received $9,450 for group life insurance. In 1997, Mr. Corrigan received $13,611 for profit sharing and $6,300 for group term life insurance. In 1996, Mr. Corrigan received $7,265 for profit sharing and $6,542 for group term life insurance.

     - In 1998, Mr. Daane received $727 for group life insurance. In 1997, Mr. Daane received $4,128 for profit sharing and $756 for group term life insurance.

     - In 1998, Mr. Marz received $5,815 for group life insurance. In 1997, Mr. Marz received $6,535 for profit sharing and $4,032 for group life insurance. In 1996, Mr. Marz received $3,375 for profit sharing and $4,187 for group term life insurance.

     - In 1998, Mr. Norby received $9,450 for group life insurance. In 1997, Mr. Norby received $6,077 for profit sharing, $9,828 for group term life insurance and $171,625 for relocation compensation. In 1996, Mr. Norby received $23,750 for directors' fees.

     - In 1998, Mr. Zelayeta received $3,722 for group life insurance. In 1997, Mr. Zelayeta received $5,619 for profit sharing, $4,032 for group term life insurance and $10,134 for relocation.

(4) Mr. Daane was named an executive officer of the Company in October 1997.

(5) Mr. Zelayeta was named an executive officer of the Company in September
    1997.

STOCK OPTION GRANTS AND EXERCISES

     The following tables set forth information with respect to the stock options granted to the Named Executive Officers under our stock option plans and the options exercised by such Named Executive Officers during the fiscal year ended December 31, 1998 and the options held by the Named Executive Officers at December 31, 1998.

     The Option Grants Table sets forth hypothetical gains or "option spreads" for the options at the end of their respective ten-year terms, as calculated in accordance with the rules of the Securities and Exchange Commission. Each gain is based on an arbitrarily assumed annualized rate of compound appreciation of the market price of 5% and 10% from the date the option was granted to the end of the option term and does not represent our projection of future stock price performance. Actual gains, if any, on option exercises are dependent on the future performance of our common stock and overall market conditions.

                                   TABLE 11-2

                    OPTION/SAR(1) GRANTS IN LAST FISCAL YEAR

                               INDIVIDUAL GRANTS

                                     NUMBER OF                                                    POTENTIAL REALIZABLE VALUE
                                     SECURITIES       PERCENT OF                                  AT ASSUMED ANNUAL RATES OF
                                     UNDERLYING         TOTAL                                      STOCK PRICE APPRECIATION
                                      OPTIONS        OPTIONS/SARS    EXERCISE OR                        FOR OPTION TERM
                                     GRANTED IN       GRANTED TO     BASE PRICE     EXPIRATION    ---------------------------
              NAME                 FISCAL YEAR(2)     EMPLOYEES       ($/SHARE)        DATE           5%             10%
              ----                 --------------    ------------    -----------    ----------    -----------    ------------
Wilfred J. Corrigan..............     500,000            7.48          $17.06       11/20/2008    $5,365,257     $13,596,615
John P. Daane....................      50,000            0.75          $26.00        2/11/2008    $  817,563     $ 2,071,865
                                      150,000            2.24          $18.94        8/14/2008    $1,786,454     $ 4,527,225
W. Richard Marz..................      35,000            0.52          $18.94        8/14/2008    $  416,839     $ 1,056,352
R. Douglas Norby.................      75,000            1.12          $18.94        8/14/2008    $  893,227     $ 2,263,612
Joseph M. Zelayeta...............      35,000            0.52          $18.94        8/14/2008    $  416,839     $ 1,056,352

---------------
(1) We have not granted any stock appreciation rights.

(2) All options shown in the table were granted under the 1991 Incentive Plan. The material terms of the options are: (a) The exercise price of the options is the fair market value of the common stock as of the date of grant; (b) The options vest cumulatively in equal 25% increments on each of the first four anniversaries of the date of grant; (c) To the extent unexercised, the options lapse after ten years;

    (d) The options are non-transferable and are only exercisable during the period of employment of the optionee (or within three months following termination of employment), subject to limited exceptions in the cases of certain terminations, death or permanent disability of the optionee.

                                   TABLE 11-3

               AGGREGATED OPTION(1) EXERCISES IN LAST FISCAL YEAR
                               AND YEAR-END VALUE

                                                                             NUMBER OF                      VALUE(1) OF
                                                                       SECURITIES UNDERLYING          UNEXERCISED IN-THE-MONEY
                                                                      UNEXERCISED OPTIONS HELD            OPTIONS HELD AT
                                        SHARES                           AT FISCAL YEAR END               FISCAL YEAR END
                                      ACQUIRED ON       VALUE       ----------------------------    ----------------------------
                NAME                  EXERCISE(#)    REALIZED($)    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                ----                  -----------    -----------    -----------    -------------    -----------    -------------
Wilfred J. Corrigan.................       -0-        $    -0-       1,250,000       1,075,000      $1,328,125         $-0-
John P. Daane.......................       -0-        $    -0-         127,000         345,000      $   31,750         $-0-
W. Richard Marz.....................       -0-        $    -0-         186,250         168,750      $      -0-         $-0-
R. Douglas Norby....................    30,000        $520,688         178,750         253,750      $      -0-         $-0-
Joseph M. Zelayeta..................       -0-        $    -0-         211,500         137,500      $1,353,500         $-0-

---------------
(1) Value of unexercised options is based on the difference between the fair market value of Company's Common Stock of $16.125 per share as of December 31, 1998 (the last day of the last completed fiscal year) and the exercise price of the unexercised in-the-money options.

            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

OVERVIEW AND PHILOSOPHY

     The Compensation Committee (the "Committee") of the Board of Directors establishes the overall executive compensation strategies of the Company and approves compensation elements of the Chief Executive Officer and other executive officers. The Committee periodically reviews its approach to executive compensation.

     The Committee is comprised of all of the outside, non-employee members of the Board of Directors (three), none of whom has interlocking relationships as defined by the Securities and Exchange Commission. The Committee has available to us such external compensation advice and data as the Committee deems necessary and appropriate to obtain.

     The compensation philosophy of the Committee is to provide a comprehensive compensation package for each executive officer that is well suited to support accomplishment of our business strategies, objectives and initiatives. For incentive-based compensation, the Committee considers the desirability of structuring such compensation arrangements so as to qualify for deductibility by us under Section 162(m) of the Internal Revenue Code. As the Committee applies this compensation philosophy in determining appropriate executive compensation levels and other compensation factors, the Committee reaches its decision with a view towards our overall financial performance.

EXECUTIVE OFFICER COMPENSATION

     The Committee's approach is based upon a belief that a substantial portion of aggregate annual compensation for executive officers should be contingent upon our performance and an individual's contribution to our success. In addition, the Committee strives to align the interest of our executive officers with the long-term interests of stockholders through stock option grants that can result in ownership of our common stock. The Committee endeavors to structure each executive officer's overall compensation package to be consistent with this approach and to enable us to attract, retain and reward individuals who contribute to our success.

     Our compensation program for executive officers is based on the following guidelines:

     - Establishment of salary levels and participation in generally available employee benefit programs based on competitive compensation package practices.

     - Utilization of a performance-based, cash incentive plan.

     - Inclusion of equity opportunities that create long-term incentives based upon increases in stockholder return.

     We had a cash incentive plan during 1998 that provided for bonus awards to be made to the executive officers (other than the CEO) and other members of senior management, subject to an aggregate budget for all awards under the plan. The plan established a minimum level of operating income to be achieved by the Company for the year (1998) before any awards would be made. The plan also allowed upward adjustments in awards to be made if the minimum operating income target was exceeded. In addition, the plan provides for the CEO to determine individual bonus award amounts pursuant to his judgment of each participant's relative personal contributions to our performance, subject to the approval of the Committee of awards to executive officers. Our operating income for 1998 exceeded the threshold target established under the plan for payments under the plan. Accordingly, awards were made to individual executive officers consistent with the plan's provisions regarding the Company's performance and the personal contributions of each executive officer. The total of all payments under the plan were within the budget approved previously by the Committee.

     During 1998, the Committee approved a budget for increases in base salary levels of executive officers, which reflected the compensation guidelines described previously in this report. Increases in base salary amounts for individual executive officers were then made pursuant to the CEO's judgment and discretion in satisfying our compensation philosophy set forth above. The aggregate of such adjustments was within the budget that had been approved by the Committee. The general level of compensation of our executive officers is in the median of ranges of compensation information sources against which we make competitive comparisons.

     We maintain a set of guidelines for use in making recommendations to the Committee on individual grants to executive officers of options to purchase common stock of the Company. Stock Option grants were made to the executive officers by reference to the guidelines. These guidelines are developed by reference to external published surveys and other information that are believed to fairly reflect the competitive environment in which we operate and which are consistent with the compensation principles set forth above.

CHIEF EXECUTIVE OFFICER COMPENSATION

     Mr. Corrigan has been CEO of the Company since its founding in 1981. His base salary prior to the beginning of fiscal 1998 was $715,000. During 1998, the Committee considered information regarding competitive compensation practices and levels for chief executive officers, the above-described compensation approach to executive officers and an assessment by this Committee of Mr. Corrigan's contribution to the Company's performance. Based on such factors, the Committee increased Mr. Corrigan's base salary to $755,000. The base salary established by the Committee falls in the median of the range of such information used for competitive comparisons.

     The Committee awarded Mr. Corrigan a cash bonus in the amount of $375,000, in respect to the Company's performance during 1998, and Mr. Corrigan's contributions as CEO. The Committee based its evaluation of Mr. Corrigan's performance for purposes of determining the amount of this award pursuant to the operating income objectives that were established in accordance with the terms of the performance-based bonus compensation plan for the CEO.

     Mr. Corrigan was granted options to purchase 500,000 shares of the Company's Common Stock during 1998. The Committee determined this portion of Mr. Corrigan's total compensation after consideration of the compensation principles set forth above. Also, the Committee considered external published survey data and other information sources that it believes fairly reflect competitive equity incentive practices for chief executive officers of publicly traded companies against which the Company's practices for the CEO should be compared.

     The Committee believes Mr. Corrigan has managed the Company well, and has achieved distinguished results, including in terms of revenue, gross margin, operating income, net income growth and successful execution of strategic transactions.

                                      MEMBERS OF THE COMPENSATION COMMITTEE

                                      James H. Keyes
                                      T.Z. Chu
                                      Malcolm R. Currie

February 19, 1999

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     There are no members of the Compensation Committee who were officers or employees of us or any of our subsidiaries during the fiscal year, formerly officers of us, or had any relationship otherwise requiring disclosure hereunder.

PERFORMANCE GRAPH

     The stock price performance shown on the graph following is not necessarily indicative of future price performance.

                                                                              STANDARD & POOR'S 500
                                                  LSI LOGIC CORPORATION               INDEX                 HAMBRECHT & QUIST
                                                  ---------------------       ---------------------         -----------------
1993                                                        100                         100                         100
1994                                                     254.33                      101.32                      120.12
1995                                                      412.6                       139.4                      179.61
1996                                                     337.01                       171.4                      223.23
1997                                                     247.24                      228.59                      261.72
1998                                                     203.15                      293.91                      407.08

                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
                  AMONG LSI LOGIC CORPORATION*, S&P 500 INDEX
                     AND HAMBRECHT & QUIST TECHNOLOGY INDEX

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of Common Stock of the Company as of February 12, 1999 (the most recent practicable date) by all directors, each of the named executive officers set forth in the Summary Compensation Table (the "Named Executive Officers") and by all directors and current executive officers as a group:

                                                                NUMBER      APPROXIMATE
                                                               OF SHARES    PERCENTAGE
                           NAME                                  OWNED         OWNED
                           ----                                ---------    -----------
Wilfred J. Corrigan(1).....................................    6,989,952       4.93%
T.Z. Chu(2)................................................       65,700          *
Malcolm R. Currie(3).......................................      141,950          *
James H. Keyes(4)..........................................       76,250          *
R. Douglas Norby(5)........................................      219,092          *
John P. Daane(6)...........................................      156,624          *
W. Richard Marz(7).........................................      208,790          *
Joseph M. Zelayeta(8)......................................      237,000          *
All current directors and executive officers as a group (13
  persons)(9)..............................................    8,465,281       5.97%

---------------
 *  Less than 1%

(1) Includes 1,600,000 shares, options for which are presently exercisable or will become exercisable within 60 days of February 12, 1999.

(2) Includes 26,250 shares, options for which are presently exercisable or will become exercisable within 60 days of February 12, 1999.

(3) Includes 28,750 shares, options for which are presently exercisable or will become exercisable within 60 days of February 12, 1999.

(4) Includes 28,750 shares, options for which are presently exercisable or will become exercisable within 60 days of February 12, 1999.

(5) Includes 180,625 shares, options for which are presently exercisable or will become exercisable within 60 days of February 12, 1999.

(6) Includes 149,500 shares, options for which are presently exercisable or will become exercisable within 60 days of February 12, 1999.

(7) Includes 205,000 shares, options for which are presently exercisable or will become exercisable within 60 days of February 12, 1999.

(8) Includes 221,500 shares, options for which are presently exercisable or will become exercisable within 60 days of February 12, 1999.

(9) Includes 2,775,301 shares, options for which are presently exercisable or will become exercisable within 60 days of February 12, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

1. FINANCIAL STATEMENTS. The following Consolidated Financial Statements of LSI Logic Corporation and Report of Independent Accountants are included as part of this Report.

                                                                PAGE IN
                                                              THIS REPORT
                                                                ON FORM
                                                                 10-K
                                                              -----------
Consolidated Balance Sheets -- As of December 31, 1998 and
  1997......................................................     35
Consolidated Statements of Operations -- For the Three Years
  Ended December 31, 1998...................................     36
Consolidated Statements of Stockholders' Equity -- For the
  Three Years Ended December 31, 1998.......................     37
Consolidated Statements of Cash Flows -- For the Three Years
  Ended December 31, 1998...................................     38
Notes to Consolidated Financial Statements..................   39 - 57
Report of Independent Accountants...........................     58

     Effective beginning 1990, we changed our fiscal year end from December 31 to the 52 or 53 week period which ends on the Sunday closest to December 31. Beginning in 1997, we reverted to a straight December 31 fiscal year end. For presentation purposes, the consolidated financial statements, notes and financial statement schedules for fiscal years 1990 through 1996 refer to December 31 as the year end. Fiscal years 1998 and 1996 were 52 week years; fiscal year 1997 was a 53 week year.

2. FINANCIAL STATEMENT SCHEDULES.

     All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. EXHIBITS:

 2.1 Agreement and Plan of Merger between LSI Logic Corporation and Mint Technology, Inc., dated July 22, 1997.(1)
 2.2 Stock Purchase Agreement dated as of June 28, 1998, by and among the Registrant, HEA and HEI.(2)
 2.3   First Amendment to Stock Purchase Agreement dated as of
       August 6, 1998, by and among the Registrant, HEA and HEI.(2)
 3.1   Amended and Restated Certificate of Incorporation of
       Registrant.(3)
 3.2   By-laws of Registrant.(4)
 3.3 Certificate of Amendment of Bylaws of LSI Logic Corporation dated November 20, 1998.(5)
 4.4   Mint Technology, Inc. Amended 1996 Stock Option Plan.(6)
 4.5   Registrant's Employee Stock Purchase Plan, as amended.(6)
 4.6   Symbios Logic, Inc. 1995 Stock Plan.(7)
 4.7 Amended and Restated Preferred Shares Rights Agreement dated as of November 20, 1998, between LSI Logic Corporation and
       BankBoston N.A.(8)
10.2 Registrant's 1982 Incentive Stock Option Plan, as amended, and forms of Stock Option Agreement.(9)*
10.8   Lease Agreement dated November 22, 1983 for 48580 Kato Road,
       Fremont, California between the Registrant and Bankamerica
       Realty Investors.(10)
10.24  Registrant's 1986 Directors' Stock Option Plan and forms of
       Stock Option Agreements.(11)*

10.29 Form of Indemnification Agreement entered and to be entered into between Registrant and our officers, directors and certain key employees.(12)*
10.35  Amended and Restated LSI Logic Corporation 1991 Equity
       Incentive Plan.(3)*
10.36  Lease Agreement dated February 28, 1991 for 765 Sycamore
       Drive, Milpitas, California between the Registrant and the Prudential Insurance Company of America.(12)
10.37  Stock Purchase Agreement dated as of January 20, 1995;
       Promissory Note dated January 26, 1995; Note Purchase
       Agreement dated as of January 26, 1995 in connection with our purchase of the minority interest in one of our Japanese subsidiaries.(13)
10.38  1995 Director Option Plan.(14)*
10.40  LSI Logic Corporation International Employee Stock Purchase
       Plan.(15)*
10.42  Amended and Restated Credit Agreement, dated as of September
       22, 1998, by and among Registrant, LLJS, ABN AMRO Bank and
       Lenders.(2)
10.43  Form of LSI Logic Corporation Change of Control Severance
       Agreement to be entered into by and among LSI Logic
       Corporation and each of its Executive Officers.
10.44 LSI Logic Corporation Change of Control Agreement entered into on November 20, 1998, by and between LSI Logic
       Corporation and Wilfred J. Corrigan.
10.45  Agreement and Plan of Reorganization and Merger dated
       February 21, 1999, among the Registrant, Stealth Acquisition
       Corporation and SEEQ Technology Incorporated.(16)
11.1   Statement Re: Computation of Earnings Per Share.
21.1   List of Subsidiaries.
23.1   Consent of Independent Accountants.
24.1   Power of Attorney.
27.1   Financial Data Schedule.

---------------
 (1) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

 (2) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form 8-K/A filed October 20, 1998.

 (3) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (No. 333-57563) filed June 24, 1998.

 (4) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 26, 1988.

 (5) Incorporated by reference to exhibits filed with the Registrant's Form 8-K filed on December 8, 1998.

 (6) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (No. 333-34285) filed August 25, 1997.

 (7) Incorporated by reference to exhibits filed with the Registrant's Form S-8 (No. 333-62159) filed on August 25, 1998.

 (8) Incorporated by reference to exhibits filed with the Registrant's Form 8-A12G/A filed on December 8, 1998.

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

(15) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (No. 333-12887) which became effective September 27, 1996.

(16) Incorporated by reference to Exhibit 99.1 filed with the Registrant's Current Report on Form 8-K as of February 23, 1999.

* Denotes management contract or compensatory plan or arrangement.

(b) REPORTS ON FORM 8-K.

     During the fourth quarter ended December 31, 1998, we filed the following Current Reports on Form 8-K:

     On October 20, 1998, pursuant to Item 2 to report an amendment to financial statements, exhibits or other portions of its Current Report on Form 8-K, originally filed with the Securities Exchange Commission on August 21, 1998, reporting the acquisition by Registrant from Hyundai Electronics America, a California corporation ("HEA"), of all of the outstanding capital stock of Symbios, Inc. ("Symbios"), a Delaware corporation and the wholly-owned subsidiary of HEA. The financial statements of the business acquired were filed with the Report.

     On December 8, 1998, pursuant to Item 5 to report certain amendments to the Company's by-laws which were approved by the Board of Directors on November 20, 1998.

     On February 23, 1999, pursuant to Item 5 to report the Agreement and Plan of Reorganization and Merger dated February 21, 1999, between the Registrant and SEEQ Technology Incorporated.

(c) EXHIBITS.

     See Item 14(a)(3), above.

(d) FINANCIAL STATEMENT SCHEDULES

     See Item 14(a)(2), above.

TRADEMARK ACKNOWLEDGMENTS

     LSI Logic logo design, G10, The System on a Chip Company, ATMizer, CoreWare, SeriaLink, MiniRISC, GigaBlaze and MetaStor are registered trademarks of LSI Logic Corporation; G11, G12, Cablestream, SYMplicity and trademarks of LSI Logic Corporation.

     ARM is a registered Trademark of Advanced RISC Machines Limited, used under license. OakDSPCore is a registered trademark of DSP Group, Inc., used under license. All other brand and product names appearing in this report are the trademarks of their respective companies.

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

Dated: March 5, 1999

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

                SIGNATURE                                     TITLE                         DATE
                ---------                                     -----                         ----

         /s/ WILFRED J. CORRIGAN            Chairman of the Board and Chief Executive   March 5, 1999
------------------------------------------  Officer (Principal Executive Officer)
          (Wilfred J. Corrigan)

           /s/ R. DOUGLAS NORBY             Executive Vice President and Chief          March 5, 1999
------------------------------------------  Financial Officer (Principal Financial
            (R. Douglas Norby)              Officer and Principal Accounting Officer);

               /s/ T.Z. CHU                 Director                                    March 5, 1999
------------------------------------------
                (T.Z. Chu)

          /s/ MALCOLM R. CURRIE             Director                                    March 5, 1999
------------------------------------------
           (Malcolm R. Currie)

            /s/ JAMES H. KEYES              Director                                    March 5, 1999
------------------------------------------
             (James H. Keyes)

                               INDEX TO EXHIBITS

 2.1 Agreement and Plan of Merger between LSI Logic Corporation and Mint Technology, Inc., dated July 22, 1997.(1)

 2.2 Stock Purchase Agreement dated as of June 28, 1998, by and among the Registrant, HEA and HEI.(2)
 2.3    First Amendment to Stock Purchase Agreement dated as of
        August 6, 1998, by and among the Registrant, HEA and HEI.(2)
 3.1    Amended and Restated Certificate of Incorporation of
        Registrant.(3)
 3.2    By-laws of Registrant.(4)
 3.3 Certificate of Amendment of Bylaws of LSI Logic Corporation dated November 20, 1998.(5)
 4.4    Mint Technology, Inc. Amended 1996 Stock Option Plan.(6)
 4.5    Registrant's Employee Stock Purchase Plan, as amended.(6)
 4.6    Symbios Logic, Inc. 1995 Stock Plan.(7)
 4.7 Amended and Restated Preferred Shares Rights Agreement dated as of November 20, 1998, between LSI Logic Corporation and
        BankBoston N.A.(8)
10.2 Registrant's 1982 Incentive Stock Option Plan, as amended, and forms of Stock Option Agreement.(9)*
10.8    Lease Agreement dated November 22, 1983 for 48580 Kato Road,
        Fremont, California between the Registrant and Bankamerica
        Realty Investors.(10)
10.24   Registrant's 1986 Directors' Stock Option Plan and forms of
        Stock Option Agreements.(11)*
10.29 Form of Indemnification Agreement entered and to be entered into between Registrant and our officers, directors and certain key employees.(12)*
10.35   Amended and Restated LSI Logic Corporation 1991 Equity
        Incentive Plan.(3)*
10.36   Lease Agreement dated February 28, 1991 for 765 Sycamore
        Drive, Milpitas, California between the Registrant and the Prudential Insurance Company of America.(12)
10.37   Stock Purchase Agreement dated as of January 20, 1995;
        Promissory Note dated January 26, 1995; Note Purchase
        Agreement dated as of January 26, 1995 in connection with our purchase of the minority interest in one of our Japanese subsidiaries.(13)
10.38   1995 Director Option Plan.(14)*
10.40   LSI Logic Corporation International Employee Stock Purchase
        Plan.(15)*
10.42   Amended and Restated Credit Agreement, dated as of September
        22, 1998, by and among Registrant, LLJS, ABN AMRO Bank and
        Lenders.(2)
10.43   Form of LSI Logic Corporation Change of Control Severance
        Agreement to be entered into by and among LSI Logic
        Corporation and each of its Executive Officers.
10.44 LSI Logic Corporation Change of Control Agreement entered into on November 20, 1998, by and between LSI Logic
        Corporation and Wilfred J. Corrigan.
10.45   Agreement and Plan of Reorganization and Merger dated
        February 21, 1999, among the Registrant, Stealth Acquisition
        Corporation and SEEQ Technology Incorporated.(16)
11.1    Statement Re: Computation of Earnings Per Share.
21.1    List of Subsidiaries.
23.1    Consent of Independent Accountants.
24.1    Power of Attorney.
27.1    Financial Data Schedule.

---------------
 (1) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

 (2) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form 8-K/A filed October 20, 1998.

 (3) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (No. 333-57563) filed June 24, 1998.

 (4) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 26, 1988.

 (5) Incorporated by reference to exhibits filed with the Registrant's Form 8-K filed on December 8, 1998.

 (6) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (No. 333-34285) filed August 25, 1997.

 (7) Incorporated by reference to exhibits filed with the Registrant's Form S-8 (No. 333-62159) filed on August 25, 1998.

 (8) Incorporated by reference to exhibits filed with the Registrant's Form 8-A12G/A filed on December 8, 1998.

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

(15) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (No. 333-12887) which became effective September 27, 1996.

(16) Incorporated by reference to Exhibit 99.1 filed with the Registrant's Current Report on Form 8-K as of February 23, 1999.

  *  Denotes management contract or compensatory plan or arrangement.

                             CORPORATE INFORMATION

HEADQUARTERS ADDRESS
    LSI Logic Corporation
     1551 McCarthy Blvd
     Milpitas CA 95035

REGISTRAR & TRANSFER AGENT
    EquiServe
     Boston EquiServe Division
     Stockholder Services
     150 Royall Street
     Canton MA 02021
     1.800.730.6001
     www.equiserve.com

INDEPENDENT ACCOUNTANTS
    PricewaterhouseCoopers LLP
     10 Almaden Blvd
     San Jose CA 95113

LEGAL COUNSEL
    Wilson, Sonsini, Goodrich & Rosati
     650 Page Mill Road
     Palo Alto CA 94304

FINANCIAL LITERATURE

     Publications of interest to current and potential investors, including copies of the Company's current 10-K filed with the Securities and Exchange Commission, are available without charge by calling 1.800.574.4286. Outside the U.S. and Canada, phone 408.433.7700 or call 32.11.300351 within Europe for multilingual operators. Financial information is also available over the World Wide Web at http://www.lsilogic.com.

STOCKHOLDER INQUIRIES

     To notify LSI Logic of address changes, lost certificates or transfers of stock, stockholders of record should contact the Company's Registrar and Transfer Agent, EquiServe, Boston EquiServe Division. Stockholders of record who receive more than one copy of this annual report can contact EquiServe to arrange to have their accounts consolidated. Stockholders who own LSI Logic stock through a brokerage can contact their broker to request consolidation of their accounts.

INQUIRIES CONCERNING THE COMPANY

     Questions regarding LSI Logic's operations, historical performance or recent results may be directed to:
       LSI Logic Corporation
        Investor Relations Department
        1551 McCarthy Blvd
        Milpitas CA 95035
        408.954.4710

(C)1999, LSI Logic Corporation. Printed in U.S.A.

                              CORPORATE DIRECTORY

BOARD OF DIRECTORS

Wilfred J. Corrigan
Chairman
Chief Executive Officer

R. Douglas Norby
Executive Vice President
Chief Financial Officer

T.Z. Chu
Retired President
Hoefer Pharmacia Biotech, Inc.

Dr. Malcolm R. Currie
President
Chief Executive Officer
Currie Technologies, Inc.

James H. Keyes
Chairman
Chief Executive Officer
Johnson Controls, Inc.

EXECUTIVE OFFICERS

Wilfred J. Corrigan
Chairman
Chief Executive Officer

Elias J. Antoun
Executive Vice President
Consumer Products

John P. Daane
Executive Vice President Communications,
Computer and ASIC Products

John J. D'Errico
Executive Vice President
Storage Components and
Colorado Operations

Thomas Georgens
Senior Vice President & General Manager
Storage Systems, Inc.

W. Richard Marz
Executive Vice President
Geographic Markets

R. Douglas Norby
Executive Vice President
Chief Financial Officer

David E. Sanders
Vice President
General Counsel & Secretary

Lewis C. Wallbridge
Vice President
Human Resources

Joseph M. Zelayeta
Executive Vice President
Worldwide Operations

VICE PRESIDENTS

Maniam B. Alagaratnam
Package Development

Norman L. Armour
General Manager
Gresham Operations

Danny Biran
Strategic Marketing

Thomas Daniel
ASIC Technology

Simon P. Dolan
Consumer Products Marketing

W. Hugh Durdan
General Manager
Computer Products Division

Daniel L. Ellsworth
Memory and Mixed Signal Technology

Bruce L. Entin
Worldwide Customer Marketing
Geographic Markets

Donald J. Esses
U.S. Manufacturing

Darrell L. Jones
Colorado Operations

Dan King
Quality & Reliability

Charles E. Laughlin
General Manager
LSI Logic Japan Semiconductor, Inc.

Theodore Leno
Assembly and Test Operations

Bryon Look
Corporate Development & Strategic Planning

Diana L. Matley
Investor Relations

R. Gregory Miller
Corporate Controller

Marlon R. Murzello
MIPS Engineering

Willsie H. Nelson
Worldwide Logistics

King F. Pang
Digital Video Engineering

Jordan S. Plofsky
General Manager
Networking Products Division

Ranko L. Scepanovic
Advanced Development Labs

Richard D. Schinella
Wafer Process R&D and Santa Clara Operations

Giuseppe Staffaroni
General Manager
Telecommunications and Wireless Division

Chiaki Terada
President
LSI Logic K.K.

Frank Tornaghi
North America Sales

Lam H. Truong
Information Technology &
Chief Information Officer

Daniel M. Weed
Worldwide Engineering Services

Jeff Wolf
General Manager
Pan Asia

Bill Wuertz
General Manager
Storage Components Division