Form 10-K/A
period 1998-12-31
LSI LOGIC CORP
filed 1999-03-10
CIK 703360

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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


                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                         1998          1997
                                                      ----------    ----------
                                                            (UNAUDITED)
                                                       (IN THOUSANDS, EXCEPT
                                                         PER-SHARE AMOUNTS)
Revenue.............................................  $1,849,057    $1,909,744
Net income..........................................  $   57,140    $  130,294
Basic EPS...........................................  $     0.41    $     0.94
Diluted EPS.........................................  $     0.40    $     0.91


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

10.29      Form of Indemnification Agreement entered and to be entered into between Registrant and our officers, directors and certain key employees.(12)*
10.35      Amended and Restated LSI Logic Corporation 1991 Equity Incentive Plan.(3)*
10.36      Lease Agreement dated February 28, 1991 for 765 Sycamore Drive, Milpitas, California between the
           Registrant and the Prudential Insurance Company of America.(12)
10.37      Stock Purchase Agreement dated as of January 20, 1995; Promissory Note dated January 26, 1995; Note
           Purchase Agreement dated as of January 26, 1995 in connection with our purchase of the minority interest in one of our Japanese subsidiaries.(13)
10.38      1995 Director Option Plan.(14)*
10.40      LSI Logic Corporation International Employee Stock Purchase Plan.(15)*
10.42      Amended and Restated Credit Agreement, dated as of September 22, 1998, by and among Registrant, LLJS, ABN
           AMRO Bank and Lenders.(2)
10.43      Form of LSI Logic Corporation Change of Control Severance Agreement to be entered into by and among LSI
           Logic Corporation and each of its Executive Officers.**
10.44      LSI Logic Corporation Change of Control Agreement entered into on November 20, 1998, by and between LSI
           Logic Corporation and Wilfred J. Corrigan.**
10.45      Agreement and Plan of Reorganization and Merger dated February 21, 1999, among the Registrant, Stealth
           Acquisition Corporation and SEEQ Technology Incorporated.(16)
21.1       List of Subsidiaries.**
23.1       Consent of Independent Accountants.
24.1       Power of Attorney.
27.1       Financial Data Schedule.**


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


** Previously filed.


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

          /s/ MALCOLM R. CURRIE             Director                                    March 5, 1999
------------------------------------------
           (Malcolm R. Currie)

            /s/ JAMES H. KEYES              Director                                    March 5, 1999
------------------------------------------
             (James H. Keyes)

                               INDEX TO EXHIBITS


 2.1 Agreement and Plan of Merger between LSI Logic Corporation and Mint Technology, Inc., dated July 22, 1997.(1)

 2.2 Stock Purchase Agreement dated as of June 28, 1998, by and among the Registrant, HEA and HEI.(2)
 2.3    First Amendment to Stock Purchase Agreement dated as of
        August 6, 1998, by and among the Registrant, HEA and HEI.(2)
 3.1    Amended and Restated Certificate of Incorporation of
        Registrant.(3)
 3.2    By-laws of Registrant.(4)
 3.3 Certificate of Amendment of Bylaws of LSI Logic Corporation dated November 20, 1998.(5)
 4.4    Mint Technology, Inc. Amended 1996 Stock Option Plan.(6)
 4.5    Registrant's Employee Stock Purchase Plan, as amended.(6)
 4.6    Symbios Logic, Inc. 1995 Stock Plan.(7)
 4.7 Amended and Restated Preferred Shares Rights Agreement dated as of November 20, 1998, between LSI Logic Corporation and
        BankBoston N.A.(8)
10.2 Registrant's 1982 Incentive Stock Option Plan, as amended, and forms of Stock Option Agreement.(9)*
10.8    Lease Agreement dated November 22, 1983 for 48580 Kato Road,
        Fremont, California between the Registrant and Bankamerica
        Realty Investors.(10)
10.24   Registrant's 1986 Directors' Stock Option Plan and forms of
        Stock Option Agreements.(11)*
10.29 Form of Indemnification Agreement entered and to be entered into between Registrant and our officers, directors and certain key employees.(12)*
10.35   Amended and Restated LSI Logic Corporation 1991 Equity
        Incentive Plan.(3)*
10.36   Lease Agreement dated February 28, 1991 for 765 Sycamore
        Drive, Milpitas, California between the Registrant and the Prudential Insurance Company of America.(12)
10.37   Stock Purchase Agreement dated as of January 20, 1995;
        Promissory Note dated January 26, 1995; Note Purchase
        Agreement dated as of January 26, 1995 in connection with our purchase of the minority interest in one of our Japanese subsidiaries.(13)
10.38   1995 Director Option Plan.(14)*
10.40   LSI Logic Corporation International Employee Stock Purchase
        Plan.(15)*
10.42   Amended and Restated Credit Agreement, dated as of September
        22, 1998, by and among Registrant, LLJS, ABN AMRO Bank and
        Lenders.(2)
10.43   Form of LSI Logic Corporation Change of Control Severance
        Agreement to be entered into by and among LSI Logic
        Corporation and each of its Executive Officers.**
10.44 LSI Logic Corporation Change of Control Agreement entered into on November 20, 1998, by and between LSI Logic
        Corporation and Wilfred J. Corrigan.**
10.45   Agreement and Plan of Reorganization and Merger dated
        February 21, 1999, among the Registrant, Stealth Acquisition
        Corporation and SEEQ Technology Incorporated.(16)
21.1    List of Subsidiaries.**
23.1    Consent of Independent Accountants.
24.1    Power of Attorney.
27.1    Financial Data Schedule.**


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

** Previously filed.

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