Form 10-K/A
period 1998-12-31
LSI LOGIC CORP
filed 1999-03-10
CIK 703360

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


     Based solely on our review of the copies of such forms received by us and written representations received from those reporting persons recognized by us as being subject to filing requirements, we believe that with the exception of one report on Form 5, all required Section 16(a) reports were timely filed during 1998. A report on Form 5 was not timely filed in connection with Mr. Corrigan's transfer in 1994 of beneficial 50,000 shares of the Company's stock to the Corrigan Walla Foundation, a Charitable Trust. The Form 5 was filed with the SEC on February 11, 1999. An amended Form 3 has been filed on behalf of Mr. Daane to include 3,954 shares of stock owned by Mr. Daane at the time he was named an executive officer but not reported.


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

                                   TABLE 11-1

                           SUMMARY COMPENSATION TABLE

                                                                                                    LONG TERM
                                                                                                   COMPENSATION
                                                                                    ------------------------------------------
                                                          ANNUAL COMPENSATION       OTHER ANNUAL                   ALL OTHER
                                                      ---------------------------   COMPENSATION                  COMPENSATION
                                                                                    ------------     OPTIONS/     ------------
            NAME AND PRINCIPAL POSITION               YEAR   SALARY($)   BONUS($)      ($)(1)       SARS(#)(2)       ($)(3)
            ---------------------------               ----   ---------   --------   ------------   ------------   ------------
Wilfred J. Corrigan.................................  1998   $744,238    $375,000     $ 9,600        500,000        $  9,450
  Chairman and Chief Executive Officer                1997   $704,231    $375,000     $ 8,800        300,000        $ 19,911
                                                      1996   $685,577    $ -0-        $10,400         -0-           $ 13,807

John P. Daane(4)....................................  1998   $329,238    $150,000     $ 8,400        200,000        $    727
  Executive Vice President, Communications, Computer  1997   $230,000    $200,000     $ 7,033        100,000        $  4,884
    and ASIC Products

W. Richard Marz.....................................  1998   $350,967    $ 85,000     $ 9,710         35,000        $  5,815
  Executive Vice President, Geographic Markets        1997   $337,308    $100,000     $ 7,700         20,000        $ 10,567
                                                      1996   $332,077    $ 30,000     $ 9,100        175,000        $  7,562

R. Douglas Norby....................................  1998   $334,623    $110,000     $12,300         75,000        $  9,450
  Executive Vice President and Chief Financial
    Officer.........................................  1997   $314,615    $150,000     $11,600         30,000        $187,530
                                                      1996   $ 45,000    $ -0-        $ 2,100        307,500        $ 25,318

Joseph M. Zelayeta(5)...............................  1998   $360,968    $130,000     $ 8,400         35,000        $  3,722
  Executive Vice President, Worldwide Operations      1997   $304,423    $170,000     $ 6,900         70,000        $ 19,785

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

                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
                  AMONG LSI LOGIC CORPORATION*, S&P 500 INDEX
                     AND HAMBRECHT & QUIST TECHNOLOGY INDEX

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of Common Stock of the Company as of February 12, 1999 (the most recent practicable date) by all directors, each of the named executive officers set forth in the Summary Compensation Table (the "Named Executive Officers") and by all directors and current executive officers as a group:


                                                                NUMBER      APPROXIMATE
                                                               OF SHARES    PERCENTAGE
                           NAME                                  OWNED         OWNED
                           ----                                ---------    -----------
Wilfred J. Corrigan(1).....................................    6,989,952       4.93%
T.Z. Chu(2)................................................       65,700          *
Malcolm R. Currie(3).......................................      141,950          *
James H. Keyes(4)..........................................       76,250          *
R. Douglas Norby(5)........................................      219,092          *
John P. Daane(6)...........................................      160,578          *
W. Richard Marz(7).........................................      208,790          *
Joseph M. Zelayeta(8)......................................      237,000          *
All current directors and executive officers as a group (13
  persons)(9)..............................................    8,469,235       5.97%


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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     In 1998, the Company loaned $400,000 to Elias J. Antoun, an executive officer, to assist in the purchase of his home. The loan bears interest at an annual rate of 6%. On February 12, 1999, the last practicable date before filing, the outstanding balance on the loan was $400,000 plus accrued interest in the amount of $18,871.

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

10.29      Form of Indemnification Agreement entered and to be entered into between Registrant and our officers, directors and certain key employees.(12)*
10.35      Amended and Restated LSI Logic Corporation 1991 Equity Incentive Plan.(3)*
10.36      Lease Agreement dated February 28, 1991 for 765 Sycamore Drive, Milpitas, California between the
           Registrant and the Prudential Insurance Company of America.(12)
10.37      Stock Purchase Agreement dated as of January 20, 1995; Promissory Note dated January 26, 1995; Note
           Purchase Agreement dated as of January 26, 1995 in connection with our purchase of the minority interest in one of our Japanese subsidiaries.(13)
10.38      1995 Director Option Plan.(14)*
10.40      LSI Logic Corporation International Employee Stock Purchase Plan.(15)*
10.42      Amended and Restated Credit Agreement, dated as of September 22, 1998, by and among Registrant, LLJS, ABN
           AMRO Bank and Lenders.(2)
10.43      Form of LSI Logic Corporation Change of Control Severance Agreement to be entered into by and among LSI
           Logic Corporation and each of its Executive Officers.**
10.44      LSI Logic Corporation Change of Control Agreement entered into on November 20, 1998, by and between LSI
           Logic Corporation and Wilfred J. Corrigan.**
10.45      Agreement and Plan of Reorganization and Merger dated February 21, 1999, among the Registrant, Stealth
           Acquisition Corporation and SEEQ Technology Incorporated.(16)
21.1       List of Subsidiaries.**
23.1       Consent of Independent Accountants.**
24.1       Power of Attorney.
27.1       Financial Data Schedule.**

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

          /s/ MALCOLM R. CURRIE             Director                                    March 5, 1999
------------------------------------------
           (Malcolm R. Currie)

            /s/ JAMES H. KEYES              Director                                    March 5, 1999
------------------------------------------
             (James H. Keyes)

                               INDEX TO EXHIBITS

 2.1 Agreement and Plan of Merger between LSI Logic Corporation and Mint Technology, Inc., dated July 22, 1997.(1)

 2.2 Stock Purchase Agreement dated as of June 28, 1998, by and among the Registrant, HEA and HEI.(2)
 2.3    First Amendment to Stock Purchase Agreement dated as of
        August 6, 1998, by and among the Registrant, HEA and HEI.(2)
 3.1    Amended and Restated Certificate of Incorporation of
        Registrant.(3)
 3.2    By-laws of Registrant.(4)
 3.3 Certificate of Amendment of Bylaws of LSI Logic Corporation dated November 20, 1998.(5)
 4.4    Mint Technology, Inc. Amended 1996 Stock Option Plan.(6)
 4.5    Registrant's Employee Stock Purchase Plan, as amended.(6)
 4.6    Symbios Logic, Inc. 1995 Stock Plan.(7)
 4.7 Amended and Restated Preferred Shares Rights Agreement dated as of November 20, 1998, between LSI Logic Corporation and
        BankBoston N.A.(8)
10.2 Registrant's 1982 Incentive Stock Option Plan, as amended, and forms of Stock Option Agreement.(9)*
10.8    Lease Agreement dated November 22, 1983 for 48580 Kato Road,
        Fremont, California between the Registrant and Bankamerica
        Realty Investors.(10)
10.24   Registrant's 1986 Directors' Stock Option Plan and forms of
        Stock Option Agreements.(11)*
10.29 Form of Indemnification Agreement entered and to be entered into between Registrant and our officers, directors and certain key employees.(12)*
10.35   Amended and Restated LSI Logic Corporation 1991 Equity
        Incentive Plan.(3)*
10.36   Lease Agreement dated February 28, 1991 for 765 Sycamore
        Drive, Milpitas, California between the Registrant and the Prudential Insurance Company of America.(12)
10.37   Stock Purchase Agreement dated as of January 20, 1995;
        Promissory Note dated January 26, 1995; Note Purchase
        Agreement dated as of January 26, 1995 in connection with our purchase of the minority interest in one of our Japanese subsidiaries.(13)
10.38   1995 Director Option Plan.(14)*
10.40   LSI Logic Corporation International Employee Stock Purchase
        Plan.(15)*
10.42   Amended and Restated Credit Agreement, dated as of September
        22, 1998, by and among Registrant, LLJS, ABN AMRO Bank and
        Lenders.(2)
10.43   Form of LSI Logic Corporation Change of Control Severance
        Agreement to be entered into by and among LSI Logic
        Corporation and each of its Executive Officers.**
10.44 LSI Logic Corporation Change of Control Agreement entered into on November 20, 1998, by and between LSI Logic
        Corporation and Wilfred J. Corrigan.**
10.45   Agreement and Plan of Reorganization and Merger dated
        February 21, 1999, among the Registrant, Stealth Acquisition
        Corporation and SEEQ Technology Incorporated.(16)
21.1    List of Subsidiaries.**
23.1    Consent of Independent Accountants.**
24.1    Power of Attorney.
27.1    Financial Data Schedule.**

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