Form 10-Q/A
period 1998-09-27
LSI LOGIC CORP
filed 1999-04-08
CIK 703360

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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

                             YES [X]           NO [ ]

As of March 28, 1999 there were 141,852,456 shares of the registrant's Common Stock, $.01 par value, outstanding.

                              LSI LOGIC CORPORATION
                                   Form 10-Q/A
                                 Amendment No. 1
                    FOR THE QUARTER ENDED SEPTEMBER 27, 1998
                                      INDEX

                                                                            PAGE
                                                                             NO.
                                                                             ---
PART I   FINANCIAL INFORMATION

Item 1  Financial Statements

          Consolidated Condensed Balance Sheets - September 30, 1998 and
             December 31, 1997                                                 3

          Consolidated Condensed Statements of Operations - Three-Month and
             Nine-Month Periods Ended September 30, 1998 and 1997              4

          Consolidated Condensed Statements of Cash Flows - Nine-Month
             Periods Ended September 30, 1998 and 1997                         5

          Notes to Consolidated Condensed Financial Statements                 6

Item 2  Management's Discussion and Analysis of Results of Operations and
          Financial Condition                                                 12


PART II OTHER INFORMATION

Item 1  Legal Proceedings                                                     21

Item 5  Other Information                                                     21

Item 6  Exhibits and Reports on Form 8-K                                      21

                                             PART I

   ITEM 1.  FINANCIAL STATEMENTS

                              LSI LOGIC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                 SEPTEMBER 30, DECEMBER 31,
                                                              --------------------------------
                                                                  1998                 1997
                                                              -----------          -----------
ASSETS
Cash and cash equivalents                                     $   134,713          $   104,571
Short-term investments                                             93,269              386,369
Accounts receivable, less allowance for
  doubtful accounts of $3,152 and $2,597                          284,002              210,141
Inventories                                                       183,946              102,267
Other current assets                                               95,577               67,113
                                                              -----------          -----------
     Total current assets                                         791,507              870,461
                                                              -----------          -----------

Property and equipment, net                                     1,410,150            1,123,909
Goodwill                                                          348,311               20,852
Other assets                                                      108,634              111,690
                                                              -----------          -----------
     Total assets                                             $ 2,658,602          $ 2,126,912
                                                              ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                              $   211,154          $   211,135
Accrued salaries, wages and benefits                               59,788               38,422
Accrued restructuring costs                                        24,900                   --
Other accrued liabilities                                         102,268               56,802
Income taxes payable                                               63,502               87,257
Current portion of long-term obligations and
   short-term borrowings                                          152,911               44,615
                                                              -----------          -----------
     Total current liabilities                                    614,523              438,231
                                                              -----------          -----------
Long-term obligations and deferred income taxes                   599,709              117,511
Minority interest in subsidiaries                                   4,617                5,197

Commitments and contingencies                                          --                   --
Stockholders' equity:
   Preferred shares; $.01 par value; 2,000
   shares authorized; none outstanding                                 --                   --
   Common  stock; $.01 par value; 450,000 shares
   authorized; 140,538 and 140,161 shares outstanding               1,405                1,401
Additional paid-in capital                                        997,408              965,422
Retained earnings                                                 468,977              611,622
Cumulative translation adjustment                                 (28,037)             (12,472)
                                                              -----------          -----------
     Total stockholders' equity                                 1,439,753            1,565,973
     Total liabilities and stockholders' equity               $ 2,658,602          $ 2,126,912
                                                              ===========          ===========


                See accompanying notes to unaudited consolidated
                        condensed financial statements.

                              LSI LOGIC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                           THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                              SEPTEMBER 30,                          SEPTEMBER 30,
                                                    --------------------------------         --------------------------------
                                                        1998                 1997                1998                 1997
                                                    -----------          -----------         -----------          -----------
Revenues                                            $   390,365          $   326,847         $ 1,045,316          $   967,239
                                                    -----------          -----------         -----------          -----------
Costs and expenses:
   Cost of revenues                                     220,734              163,729             579,685              496,848
   Research and development                              77,733               57,746             206,421              166,198
   Selling, general and administrative                   59,055               49,036             153,397              143,368
   Acquired in-process research and
     development                                        145,500                2,850             145,500                2,850
   Restructuring of operations and other
     non-recurring charges                               75,400                   --              75,400                   --
   Amortization of intangibles                            7,338                1,156              10,110                3,188
                                                    -----------          -----------         -----------          -----------
     Total costs and expenses                           585,760              274,517           1,170,513              812,452
                                                    -----------          -----------         -----------          -----------
(Loss)/income from operations                          (195,395)              52,330            (125,197)             154,787

Interest expense                                         (5,917)                  --              (5,917)              (1,497)
Interest income and other expense                       (20,394)               9,295              (7,237)              25,407
                                                    -----------          -----------         -----------          -----------
(Loss)/income before income taxes                      (221,706)              61,625            (138,351)             178,697
(Benefit)/provision for income taxes                    (16,584)              17,307               4,294               50,173
                                                    -----------          -----------         -----------          -----------
Net (loss)/income                                   $  (205,122)         $    44,318         $  (142,645)         $   128,524
                                                    ===========          ===========         ===========          ===========
Net (loss)/income per share:
   Basic                                            $     (1.46)         $      0.31         $     (1.02)         $      0.93
                                                    ===========          ===========         ===========          ===========
   Diluted                                          $     (1.46)         $      0.31         $     (1.02)         $      0.90
                                                    ===========          ===========         ===========          ===========
Shares used in computing per share amounts:
   Basic                                                140,827              141,827             140,523              137,873
                                                    ===========          ===========         ===========          ===========
   Dilutive                                             140,827              144,506             140,523              144,543
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

                              LSI LOGIC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                     ----------------------------
                                                                        1998               1997
                                                                     ---------          ---------
Operating activities:
Net (loss)/ income                                                   $(142,645)         $ 128,524
Adjustments:
   Depreciation and amortization                                       150,703            122,240
   Minority interest in net income of subsidiaries                         221                566
   Write-off of acquired in-process research and development           145,500              2,850
   Non-cash restructuring and other non-recurring charges               75,400                 --
   Changes in:
     Accounts receivable                                               (16,349)           (36,241)
     Inventories                                                        (3,950)           (12,339)
     Other assets                                                      (13,404)           (37,098)
     Accounts payable                                                  (44,782)            96,536
     Accrued and other liabilities                                     (11,184)            54,996
                                                                     ---------          ---------
Net cash provided by operating activities                              139,510            320,034
                                                                     ---------          ---------

Investing activities:
   Purchases of debt and equity securities                            (301,782)          (933,252)
   Maturities and sales of debt and equity securities                  594,546            996,775
   Purchase of restricted equity securities                             (7,216)            (6,681)
   Purchases of property and equipment, net of retirements
     and refinancings                                                 (231,694)          (348,321)
   Acquisition of stock from minority interest holders                    (599)                --
   Acquisition of Mint Technology, net of cash acquired                     --             (6,863)
   Acquisition of Symbios, net of cash acquired                       (759,684)                --
                                                                     ---------          ---------
Net cash used for investing activities                                (706,429)          (298,342)
                                                                     ---------          ---------

Financing activities:
   Proceeds from borrowings                                            694,682             34,193
   Repayment of debt obligations                                       (99,538)           (67,260)
   Issuance of common stock                                             12,480             15,254
   Repurchase of common stock                                           (5,661)           (12,693)
                                                                     ---------          ---------
Net cash provided by (used for) financing activities                   601,963            (30,506)
                                                                     ---------          ---------

Effect of exchange rate changes on cash and cash equivalents            (4,902)            (1,432)
                                                                     ---------          ---------

Increase (decrease) in cash and cash equivalents                        30,142            (10,246)

Cash and cash equivalents at beginning of period                       104,571            147,059
                                                                     ---------          ---------

Cash and cash equivalents at end of period                           $ 134,713          $ 136,813
                                                                     =========          =========

                       See accompanying notes to unaudited
                  consolidated condensed financial statements.

                              LSI LOGIC CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments with the exception of the in-process research and development charge discussed in Note 2 and the restructuring charges as outlined in Note 3) necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the report on Form 8-K and two amendments which were filed with the Securities Exchange Commission on August 21, 1998 and October 20, 1998 and March 31, 1999, respectively.

On August 6, 1998, the Company completed the acquisition of all of the outstanding capital stock of Symbios, Inc. ("Symbios") from Hyundai Electronics America ("HEA"). HEA is a majority owned subsidiary of Hyundai Electronics Industries Co., Ltd. ("HEI"), a Korean corporation. The transaction was accounted for as a purchase and accordingly, the results of operations of Symbios and estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated condensed financial statements as of August 6, 1998, the effective date of the purchase through the end of the period. The acquisition of Symbios is discussed further in Note 2. There are no significant differences between the accounting policies of the Company and Symbios.

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

This Current Report on Form 10-Q/A contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In particular, the assumptions set forth in
Note 2 and the Management Discussion and Analysis section of this Current Report on Form 10-Q/A regarding revenue growth and cost of capital which underlie the Company's calculation of the in-process research and development expenses contain forward-looking statements and are qualified by the risks associated with "Dependence on New Process Technologies and Products," "Manufacturing Risks," "Capital Needs," "Fluctuations in Operating Results," "Competition," "Currency Risks," "Customer Concentration," "Cyclical Nature of the Semiconductor Business" and "Acquisitions and Investment Alliances" and other risks detailed in LSI Logic's Annual Report on Form 10-K for the year ended December 31, 1997 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998 and other reports filed by LSI Logic with the Securities Exchange Commission from time to time. Actual results could differ materially from those projected in these forward-looking statements as a result of the risks described above as well as other risk factors set forth in LSI Logic's periodic reports both previously and hereafter filed with the Securities Exchange Commission.

Note 2 - Acquisition of Symbios

As discussed in Note 1, the Company completed the acquisition of all of the outstanding capital stock of Symbios from HEA on August 6, 1998.

The Company paid approximately $767 million in cash for all of the outstanding capital stock of Symbios. The Company additionally paid approximately $6 million in direct acquisition costs and accrued an additional $6 million as payable to HEA relating to the resolution of certain obligations outlined in the Stock Purchase Agreement. The purchase was financed using a combination of cash reserves and a new credit facility bearing interest at adjustable rates. (See Note 4.) In addition, the Company assumed all of the options outstanding under Symbios' 1995 Stock Plan with a calculated Black-Scholes value of $25 million. The total purchase price of Symbios was $804 million.

The total purchase price of $804 million was allocated to the estimated fair value of assets acquired and liabilities assumed based on an independent appraisal and management estimates. The purchase price and the related allocation are subject to further refinement and change over the next year.

The total purchase price was allocated as follows (in millions):

      Fair value of property, plant and equipment         $252
      Fair value of other tangible net assets               72
      In-process research and development                  146
      Current technology                                   214
      Assembled workforce and trademarks                    37
      Residual goodwill                                     83
                                                          ----
                                                          $804
                                                          ====

Symbios Integration

The Company has taken certain actions to combine the Symbios operations with LSI Logic and, in certain instances, to consolidate duplicative operations. Adjustments to accrued integration costs related to Symbios were recorded as an adjustment to the fair value of net assets in the purchase price allocation. Accrued integration charges include $4 million related to involuntary separation and relocation benefits for approximately 300 Symbios employees and $1.4 million in other exit costs primarily relating to the closing of Symbios sales offices and the termination of certain contractual relationships. The Symbios integration related accruals are based upon management's current estimate of integration costs and are in accordance with Emerging Issue Task Force ("EITF") No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." There was no activity against the integration reserves for the period August 6, 1998 to September 30, 1998.

In-Process Research and Development

The Company reduced its estimate of the amount allocated to in-process research and development ("IPR&D") on March 9, 1999 by $79.3 million from the $224.8 million previously reported in the third quarter of 1998 to $145.5 million. Amortization of intangibles increased by $1.5 million from $5.8 million to $7.3 million for three months ended September 30, 1998 and from $8.6 million to $10.1 million for nine months ended September 30, 1998. The basic loss per share and loss per share assuming dilution decreased from $2.01 to $1.46 for three months ended September 30, 1998 and from $1.57 to $1.02 for nine months ending September 30, 1998.

The amount originally allocated to IPR&D and intangible assets in the third quarter of 1998 was made in a manner consistent with widely recognized appraisal practices and in consultation with our independent accountants PricewaterhouseCoopers at the date of acquisition. Subsequent to the acquisition, the Securities and Exchange Commission ("SEC") staff expressed views that took issue with certain appraisal practices generally employed in determining the fair value of the in-process research and development that was the basis for the Company's measurement of its in-process research and development charge. The charge of $224.8 million, as first reported by the Company, was based upon the work of an independent valuation firm that had utilized the methodologies the SEC has since announced it does not consider appropriate.

As a result of computing IPR&D using the SEC preferred methodology, the Company, in consultation with its independent accountants, decided to revise the amount originally allocated to IPR&D. The Company revised earnings for the third quarter of 1998 and amended its Report on Form 10-Q and Report on Form 8-K/A previously filed with the SEC.

The value assigned to IPR&D was determined by identifying research projects in areas for which technological feasibility had not been established. These include semiconductor projects of $ 94.6 million and storage systems projects of $50.9 million. The value was determined by estimating the expected cash flows from the projects once commercially viable, and discounting the net cash flows back to their present value and then applying a percentage of completion.

The percentage of completion for each project was determined using milestones representing management's estimate of effort, value added, and degree of difficulty of the portion of each project completed as of August 6, 1998 as compared to the remaining research and development to be completed to bring each project to technical feasibility. The development process is grouped into three phases with each phase containing between one and five milestones. The three phases are: researching the market requirements and the engineering architecture and feasibility studies; the design and verification milestones; and the third phase of prototyping and testing the product (both internal to the Company and customer testing). Each of these phases has been subdivided into milestones and then each of the projects was evaluated as to the milestone which it was at as of August 6, 1998. The percentage of completion varied by individual project ranging from 15% to 90% for semiconductors and from 5% to 85% for storage systems.

If the projects discussed above are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods. Additionally, the value of other intangible assets acquired may become impaired. Company management believes that the restated IPR&D charge of $145.5 million is valued consistently with the SEC staff's current views regarding valuation methodologies. There can be no assurances, however, that the SEC staff will not take issue with any assumptions used in the Company's valuation model and require the Company to further revise the amount allocated to IPR&D.

Useful lives of intangible assets

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

                    (in thousands, except per-share amounts)

                                NINE MONTHS ENDED
                                  SEPTEMBER 30,
                       -----------------------------------
                           1998                  1997
                       -------------         -------------
                        (UNAUDITED)
Revenue                $   1,403,672         $   1,425,275
Net income             $      47,696         $     103,915

Basic EPS              $        0.34         $        0.75
Diluted EPS            $        0.34         $        0.72

Note 3 - Restructuring

The Company remains committed to efforts to improve profitability and strengthen competitiveness. As a result of identifying opportunities to streamline operations and maximize the integration of Symbios into the Company's operations, the Company's management, with the approval of the Board of Directors, committed itself to a plan of action and recorded a $75.4 million restructuring charge in the third quarter of 1998. The action undertaken included a worldwide realignment of manufacturing capacity, the consolidation of certain design centers and administrative offices, and a streamlining of the Company's overhead structure to reduce operating expenses. The restructuring charge excludes any integration charges related to Symbios. As discussed in Note 2, integration costs related to Symbios was accrued as a liability assumed in the purchase in accordance with EITF 95-3.

Restructuring costs include $37.2 million related primarily to fixed assets impaired as a result of the decision to close a manufacturing facility in Tsukuba, Japan; $4.7 million for terminations of leases and maintenance contracts primarily in the U.S. and Europe; $ 1.7 million for non-cancelable purchase commitments primarily in Europe; $13.1 million in fixed asset and other asset write-downs primarily in the U.S., Japan, and Europe; and approximately $2.4 million in other exit costs, which result principally from the consolidation and closure of certain design centers, sales and administrative offices primarily in the U.S. and Europe; and work force reduction costs of $16.3 million. The work force reduction costs primarily include severance costs related to involuntary termination of employment for approximately 900 employees from manufacturing in Japan, and engineering, sales, marketing and finance personnel located primarily in the U.S., Japan and Europe. The fair value of assets determined to be impaired in accordance with the guidance in Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" were the result of independent appraisals and use of management estimates. Severance costs and other above noted exit costs were determined in accordance with Emerging Issues Task Force No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". The restructuring actions, as outlined by the plan, are intended to be executed to completion by September 30, 1999, one year from the date the reserve was taken.

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

In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Upon adoption of SFAS 133, the Company will be required to adjust hedging instruments to fair value in the balance sheet, and recognize the offsetting gain or loss as transition adjustments to be reported in net income or other comprehensive income, as appropriate, and presented in a manner similar to the cumulative effect of a change in accounting principle. While the Company believes the adoption of this statement will not have a material effect on the Company's results of operations as most derivative instruments are closed on the last day of each fiscal quarter, the impact of the adoption of SFAS 133 as of the effective date cannot be reasonably estimated at this time.

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

Note 7 - Reconciliation of basic and diluted earnings per share

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations as required by SFAS No. 128, "Earnings Per Share ("EPS")."

                      (In thousands, except per share data)

                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                        ---------------------------------------------------------------------------------
                                                          1998                                        1997
                                        ----------------------------------------    -------------------------------------
                                                                        PER-SHARE                                 PER-SHARE
                                           (LOSS)*        SHARES**       AMOUNT        INCOME*      SHARES**       AMOUNT
                                           -------        --------       ------        -------      --------       ------
Basic EPS
  Net (loss)/ income available to
   common stockholders                    $(205,122)       140,827       $(1.46)       $44,318       141,827         $0.31
                                                                         ------                                      -----

Effect of Dilutive Securities
   Common stock equivalents                                                                            2,679

Diluted EPS
  Net (loss)/ income available to
   common stockholders                    $(205,122)       140,827       $(1.46)       $44,318       144,506         $0.31
                                                                         ------                                      -----

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

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                             ---------------------------------------------------------------------------------
                                                           1998                                         1997
                                             ------------------------------------       --------------------------------------
                                                                        PER-SHARE                                    PER-SHARE
                                             (LOSS)*         SHARES**     AMOUNT        INCOME*       SHARES**         AMOUNT
                                             -------         --------     ------        -------       --------         ------
Basic EPS
   Net (loss)/ income available to
    common stockholders                      $(142,645)       140,523       $(1.02)      $128,524       137,873          $0.93
                                                                            ------                                       -----

Effect of Dilutive Securities
   Common stock equivalents                                                                              3,016
   5-1/2% convertible subordinated notes                                                   $1,279        3,654

Diluted EPS
   Net (loss)/ income available to
    common stockholders                      $(142,645)       140,523       $(1.02)      $129,803       144,543          $0.90
                                                                            ------                                       -----

*Numerator   **Denominator

Options to purchase approximately 11,241,908 and 637,039 which were outstanding at September 30, 1998 and 1997 respectively, were not included in the calculation because the exercise prices were greater than the average market price of common shares in each respective quarter. The exercise price ranges of these options were $22.38 to $58.13 and $35.00 to $58.13 at September 30, 1998 and 1997, respectively.

Note 8 - Balance sheet and cash flow information (in thousands):


                       SEPTEMBER 30,    DECEMBER 31,
                          1998             1997
                        --------         --------
Inventories:
Raw materials           $ 46,350         $ 19,892
Work-in-process           73,046           58,621
Finished Goods            64,550           23,754
                        --------         --------
   Total                $183,946         $102,267
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

The Company wrote-down to estimated fair values two long-term equity investments during the third quarter. This included a $11.9 million write down of the Company's $20.2 million investment in restricted shares of Chartered Semiconductor Manufacturing Pte. LTD. ("CSM") and a $2.5 million write-down in the Company's equity investment in another non-public technology company. The estimated fair values for these investments were based on third party financings by CSM and management analysis of the two companies financial statements. The decline in value of the investments was considered by management to be other than temporary.

Note 9 - During the first nine months of 1998, the Company's Japanese sales affiliate sold approximately $64.9 million of its accounts receivables through non-recourse financing programs with two Japanese banks. These receivables were discounted at short-term Yen borrowing rates (averaging approximately 0.41%) and related fees were not material.

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

Note 11 - Comprehensive income

In January 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income, for the Company, is due to foreign currency translation adjustments and gains and losses on a long-term intercompany loan with the Company's Japanese affiliate. Comprehensive income for the third quarter and first nine months of 1998 and comparable periods in the prior year is as follows:

                                 (In thousands)


                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                     --------------------------         ---------------------------
                                        1998             1997              1998              1997
                                     ---------          -------         ---------          --------
Comprehensive (loss)/ income         $(199,581)         $54,757         $(152,918)         $139,713
                                     =========          =======         =========          ========

Note 12 - Legal matters

A discussion of certain pending legal proceedings is included in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The information provided therein remains unchanged except as noted in Item 1 of part II of this Form 10-Q/A. The Company continues to believe that the final outcome of such matters discussed will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing parties, with the potential, particularly if viewed on a quarterly basis, for having an adverse effect on the Company's financial position or its results of operations.

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

While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information, management recommends that this discussion and analysis be read in conjunction with Management's Discussion and Analysis included in the Company's 1997 Annual Report on Form 10-K for the year ended December 31, 1997, and its Quarterly reports of Form 10Q for the quarters ending March 31, and June 30, 1998, and the Current Reports on Form 8-K filed on August 21, 1998 and the Amendments filed on Form 8-K/A on October 20, 1998 and March 31, 1999 with the Securities Exchange Commission.

Statements in this discussion and analysis contain forward-looking information and involve known and unknown risks and uncertainties, which may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. In addition to the factors discussed above, such factors may include, but may not necessarily be limited to fluctuations in customer demand, both in timing and volumes, and fluctuations in currency exchange rates. Also, the Company's ability to have available an appropriate amount of production capacity in a timely manner can significantly impact the Company's financial performance. The timing of new technology and product introductions and the risk of early obsolescence are also important factors. Further, the Company operates in an industry sector where the market value of its securities is highly volatile and may be influenced by economic and other factors beyond the Company's control. (See additional discussion contained in "Risk Factors", set forth in Part 1 of the Company's Report on Form 10-K for the year ended December 31, 1997).

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

We are engaged in a comprehensive program to assess the Company's Year 2000 risk exposure and to plan and implement remedial and corrective action where necessary. We have reviewed all of our major internal systems, including human resources, financial, engineering and manufacturing systems, to assess Year 2000 readiness and to identify critical systems that require correction or remediation. Assessment of our design engineering systems and products was completed in the first quarter of 1999. Based on the results of this assessment, it is anticipated that remediation of critical systems will be completed and tested by the end of the third quarter 1999. We believe that our existing HR, financial and business software systems are Year 2000 ready. There can be no assurances, however, that integration and testing of new, corrected or updated programs or systems with which they interface will not result in necessary corrective action to one or more critical systems. A significant disruption of our financial or business systems would adversely impact our ability to process orders, manage production and issue and pay invoices. Our inability to perform these functions for a long period of time could result in a material impact on our results of operations and financial condition.

      Our manufacturing facilities incorporate sophisticated computer integrated manufacturing systems which depend on a mix of the Company's proprietary software and systems and software purchased from third parties. Failure of these systems would cause a disruption in the manufacturing process and could result in a delay in completion and shipment of products. Our assessment of the Year 2000 readiness of our manufacturing systems is approximately 85% complete. Based on information currently available, we believe that our systems will not be materially impacted by Year 2000 issues. However, there can be no assurance that a significant disruption in systems resulting from a Year 2000 problem will not occur. If the computer integration system fails for this or any other reason, there could be a material adverse impact on our operating results and financial condition.

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

      Our assessment program also has encompassed our own product offerings. Our application specific integrated circuits ("ASICs") are custom-designed chips which implement the customer's functional or engineering specifications. As designer and manufacturer of the physical implementation of a customer's design in silicon, we generally do not have specific knowledge of the role of the customer's ASIC within the complete system for which it is intended. Whether the chip will operate correctly depends on the system function and the software design and integration, which will be determined independently by the customer or other third party suppliers. Our application specific standard products ("ASSPs") and storage systems products, on the other hand, do implement chip and system functionality designed by us. They include graphics processing, audio/video signal decoding, data transmission, I/O control and data storage whose functionality generally is not date dependent. We have completed our assessment of the Year 2000 readiness of these products, and there is no information to indicate that Year 2000 issues will have a material impact on sales or functionality of our standard product offerings. Customers are seeking assurances of our Year 2000 readiness with increasing frequency, and we are endeavoring promptly and completely to address their concerns. However, we have no control over a customer's Year 2000 readiness. Customers who believe that the products they purchase from us may not be Year 2000 compliant may seek alternative sources of supply. A significant decline in new orders or increase in cancellations of existing backlog could have a material adverse impact on our results of operations or financial condition.

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

Our costs to date related to the Year 2000 issue consist primarily of reallocation of internal resources to evaluate and assess systems and products as described above and to plan our remediation and testing efforts. We have not maintained detailed accounting records, but based on our review of department budgets and staff allocations, we believe these costs to be immaterial. We currently estimate that the total cost of ongoing assessment, remediation, testing and planning directly related to Year 2000 issues will amount to approximately $14 million. Of this, approximately $8 million is expected to consist of expenses attributed to redeployment of labor resources and overhead, $2 million for the cost of software and external consulting fees and $4 million for additional capital expenditures. The capital expenditures represent the early replacement of information technology equipment and software to obtain the full benefits of year 2000 protections versus the normal technical obsolescence replacement cycle. The estimate is based on the current assessment of the projects and is subject to change as the projects progress. There can be no assurance that remediation and testing will not identify issues which require additional expenditure of material amounts which could result in an adverse impact on financial results in future reporting periods.

      Based on currently available information, management does not believe that the Year 2000 issues discussed above related to internal systems or products sold to customers will have a material adverse impact on our financial condition or overall trends in results of operations. However, we are uncertain to what extent we may be affected by such matters. In addition, there can be no assurance that the failure to ensure year 2000 capability by a supplier not considered critical or another third party would not have a material adverse effect on us.

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

Key elements of the statements of operations, expressed as a percentage of revenues, were as follows:

                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          SEPTEMBER 30,                     SEPTEMBER 30,
                                                     -----------------------          -----------------------
                                                      1998             1997            1998             1997
                                                     ------           ------          ------           ------
Gross margin                                          43.5%            49.9%           44.5%            48.6%
Research and development expenses                     19.9%            17.7%           19.7%            17.2%
Selling, general and administrative expenses          15.1%            15.0%           14.7%            14.8%
Income /(loss) from operations                       (50.1%)           16.0%          (12.0%)           16.0%

Key elements of the statements of operations, excluding Symbios, expressed as a percentage of revenues, were as follows:

                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                     -----------------------          ----------------------
                                                      1998             1997            1998            1997
                                                     ------           ------          ------          ------
Gross margin                                          45.6%            49.9%           45.3%           48.6%
Research and development expenses                     21.4%            17.7%           20.2%           17.2%
Selling, general and administrative expenses          16.1%            15.0%           14.9%           14.8%
Income /(loss) from operations                       (17.4)%           16.0%            1.9%           16.0%

Gross margin as a percentage of revenues decreased to 43.5% and 44.5% during the third quarter and first nine months of 1998, respectively, from 49.9% and 48.6% in the same periods in 1997. Excluding the effect of Symbios, gross margins decreased to 45.6% and 45.3% during the third quarter and first nine months of 1998, respectively, from 49.9% and 48.6% in the same periods in 1997. The decrease was primarily related to the combination of non-recurring inventory charges taken during the third quarter and first nine months of 1998 and lower average selling prices to a large customer offset partially by improved capacity utilization. Although the average yen exchange rate for the third quarter and the first nine months of 1998 weakened by approximately 21.1% and 13.3%, respectively, from the same periods in 1997, the effect on gross margin and net income was not material due to the Company's yen denominated sales offsetting a substantial portion of its yen denominated costs and the Company's hedging of a portion of its remaining yen exposures during these periods. However, there can be no assurance that future changes in the relative strength of the yen, or the mix of foreign denominated revenues and expenses, will not have a material effect on gross margin or operating results.

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

Research and development ("R&D") expenses increased $20.0 million, and $40.2 million to $77.7 million and $206.4 million , respectively, during the third quarter and first nine months of 1998 compared to $ 57.7 million and $ 166.2 million during the same periods of 1997. Of the total increase for the third quarter of 1998, $13.3 million related to the inclusion of Symbios R&D expenses as of August 6, 1998. Excluding the effect of Symbios, R&D expenses increased $6.7 million and $26.9 million or 11.6% and 16.2% for the three and nine month periods ended September 30, 1998. The increase in R&D expenses is primarily attributable to the Company's continued development of advanced sub-micron products and the upgrade from 6 to 8 inch wafer fabrication capability at the Company's Santa Clara research and development facility in California. As a percentage of revenues, R&D expenses increased to 19.9% and 19.7% in the third quarter and first nine months of 1998, respectively, compared to 17.7% and 17.2%, during the same periods in 1997. Excluding the effects of Symbios, R&D expense as a percentage of revenues was 21.4% and 20.2% for the three and nine month periods ended September 30, 1998. As the Company continues its commitment to technological leadership in the high performance semiconductor market, it anticipates continuing to invest in R&D at the rate of 19% to 21% of revenues during the remainder of 1998.

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

The Company reduced its estimate of the amount allocated to IPR&D by $79.3 million from the $224.8 million amount previously reported in the third quarter of 1998 to $145.5 million. Amortization of intangibles increased by $1.5 million from $5.8 million to $7.3 million for three months ended September 30, 1998 and from $8.6 million to $10.1 million for nine months ended September 30,

1998. The basic loss per share and loss per share assuming dilution decreased from $2.01 to $1.46 for three months ended September 30, 1998 and from $1.57 to $1.02 for nine months ended September 30, 1998.

The Company allocated amounts to IPR&D and intangible assets in the third quarter of 1998 in a manner consistent with widely recognized appraisal practices and in consultation with its independent accountants PricewaterhouseCoopers LLP at the date of acquisition of Symbios. Subsequent to the acquisition, the SEC staff expressed views that took issue with certain appraisal practices generally employed in determining the fair value of the IPR&D that was the basis for the Company's measurement of its IPR&D charge. The charge of $224.8 million, as first reported by the Company, was based upon the work of an independent valuation firm that had utilized the methodologies the SEC has since announced it does not consider appropriate.

As a result of computing IPR&D using the SEC preferred methodology, the Company, in consultation with its independent accountants, decided to revise the amount originally allocated to IPR&D. The Company has revised earnings for 1998 and amended its Report on Form 10-Q and report on Form 8-K/A previously filed with the Securities Exchange Commission.

The value assigned to IPR&D was determined by identifying research projects in areas for which technological feasibility had not been established. These include semiconductor projects of $ 94.6 million and storage systems projects of $50.9 million. The value was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value as defined below.

Net cash flows. The net cash flows from the identified projects are based on the Company's estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, and income taxes from those projects. These estimates are based on the assumptions mentioned below. The research and development costs included in the model reflect costs to sustain projects, but exclude costs to bring in-process projects to technological feasibility.

The estimated revenues are based on management projections of each in-process project for semiconductor and storage systems products and the aggregated business projections were compared and found to be in line with industry analysts' forecasts of growth in substantially all of the relevant markets. Estimated total revenues from the IPR&D product areas are expected to peak in the year 2001 and decline from 2002 - 2005 as other new products are expected to become available. These projections are based on the Company's estimates of market size and growth, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors.

Projected gross margins approximate Symbios' recent historical performance and are in line with industry margins in the semiconductor and storage systems industry sectors. The estimated selling, general and administrative costs are consistent with Symbios' historical cost structure which is in-line with industry averages at approximately 15% of revenues. Research and development costs are consistent with Symbios' historical cost structure.

Royalty rate. The Company applied a royalty charge of 25% of operating income for each in-process project to attribute value for dependency on predecessor core technologies.

Discount rate. Discounting the net cash flows back to their present value is based on the industry weighted average cost of capital ("WACC"). The industry WACC is approximately 15% for semiconductors and 16% for storage systems. The discount rate used in discounting the net cash flows from IPR&D is 20% for semiconductor and 21% for storage systems, a 500 basis point increase from the respective industry WACC's. This discount rate is higher than the industry WACC due to inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of such technology, the profitability levels of such technology and the uncertainty of technological advances which could potentially impact the estimates described above.

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

If the projects discussed above are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods. Additionally, the value of other intangible assets acquired may become impaired. The Company's management and advisers believe that the restated IPR&D charge of $145.5 million is valued consistently with the SEC staff's current views regarding valuation methodologies. There can be no assurances, however, that the SEC staff will not take issue with any assumptions used in the Company's valuation model and require the Company to further revise the amount allocated to IPR&D.

The Company remains committed to efforts to improve profitability and strengthen competitiveness. As a result of identifying opportunities to streamline operations and maximize the integration of Symbios into the Company's operations, the Company's management, with the approval of the Board of Directors, committed itself to a plan of action and recorded a $75.4 million restructuring charge in the third quarter of 1998. The action undertaken included a worldwide realignment of manufacturing capacity, the consolidation of certain design centers and administrative offices, and a streamlining of the Company's overhead structure to reduce operating expenses. The restructuring charge excludes any integration charges related to Symbios. As discussed in Note 2, integration costs related to Symbios was accrued as a liability assumed in the purchase in accordance with EITF 95-3.

Restructuring costs include $37.2 million related primarily to fixed assets impaired as a result of the decision to close a manufacturing facility in Tsukuba, Japan; $4.7 million for terminations of leases and maintenance contracts primarily in the U.S. and Europe; $ 1.7 million for non-cancelable purchase commitments primarily in Europe; $13.1 million in fixed asset and other asset write-downs primarily in the U.S., Japan, and Europe; and approximately $2.4 million in other exit costs, which result principally from the consolidation and closure of certain design centers, sales and administrative offices primarily in the U.S. and Europe; and work force reduction costs of $16.3 million. The work force reduction costs primarily include severance costs related to involuntary termination of employment for approximately 900 employees from manufacturing in Japan, and engineering, sales, marketing and finance personnel located primarily in the U.S., Japan and Europe. The fair value of assets determined to be impaired in accordance with the guidance in Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" were the result of independent appraisals and use of management estimates. Severance costs and other above noted exit costs were determined in accordance with Emerging Issues Task Force No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". The restructuring actions, as outlined by the plan, are intended to be executed to completion by September 30, 1999, one year from the date the reserve was taken.

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

The Company recorded a (benefit)/provision for income taxes for the first three and nine months of 1998 with an effective rate of (7.5)% and 3.1%, respectively compared to a provision for income taxes of 28% for the three and nine months ended September 30, 1997. The rate change is due to write-offs relating to in-process research and development and restructuring charges during the third quarter of 1998 which are not currently deductible for tax purposes. Excluding these charges, the effective tax rate would have been 25%, consistent with the rate in the first half of 1998.

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash, cash equivalents and short-term investments decreased $263 million during the first nine months of 1998 to $228 million from $491 million at the end of 1997. The decrease is primarily due to cash used to acquire Symbios in the third quarter of 1998, purchases of property and equipment and higher amounts of cash used in the Company's operations. Working capital decreased $255 million to $177 million at September 30, 1998 from $432 million at December 31, 1997. The decrease in working capital is primarily a result of cash reserves used to acquire Symbios and higher current liabilities as a result of the short-term portion of the new debt facility entered into to by the Company to purchase Symbios (see Note 4 to the Unaudited Consolidated Condensed Financial Statements).

During the first nine months of 1998, the Company generated approximately $140 million of cash and cash equivalents from its operating activities compared with $320 million during the same period in 1997. The decrease in cash and cash equivalents provided from operations during the first nine months of 1998 as compared to the same period a year ago is primarily attributable to decreases in net income before depreciation and amortization, the in-process research and development write-off and the non-cash restructuring charge, coupled with decreases in accounts payable and accrued and other liabilities and lower increases in accounts receivable, inventories and other assets as compared to the same period in the previous year. The decrease in accounts payable reflects a combination of factors primarily related to the timing of invoice receipt and payment compared to the previous period and lower capital expenditures in the first nine months of 1998 relative to the same period in the prior year for the Company's manufacturing facility in Gresham, Oregon as it approaches completion. This decrease in accounts payable is offset in part by the inclusion of Symbios liabilities in the financial statements at September 30, 1998 (see Note 2 to the Unaudited Consolidated Financial Statements). The decrease in accrued and other liabilities is primarily attributable to lower income tax accruals resulting primarily from lower taxable income and a lower effective income tax rate during the first three quarters of 1998 as compared to the same period in 1997 offset in part by the inclusion of Symbios in the financial statements at September 30, 1998 (see Note 2 to the Unaudited Consolidated Condensed Financial Statements) which were not included for the same period in 1997.

Cash and cash equivalents used for investing activities during the first nine months of 1998 were $706 million compared to $298 million during the same period in 1997. The primary investing activities during the first nine months of 1998, other than short-term investments in available for sale debt and equity securities, included the purchase of Symbios, purchases of property and equipment and additional investments in non-marketable shares of other technology companies. The increase in cash used for investing activities from the first nine months of 1998 as compared to the same period in 1997 is primarily attributable to an increase from the purchase of Symbios, offset in part by a decrease in purchases of property and equipment, net of retirements and refinancings. The Company believes that maintaining technological leadership in the highly competitive worldwide semiconductor industry requires substantial ongoing investment in advanced manufacturing capacity. Capital additions were $232 million and $348 million, net of retirements and refinancings, during the first nine months of 1998 and 1997, respectively. The additions were primarily for costs related to the new eight-inch wafer manufacturing facility in Gresham, Oregon. The Company expects to spend approximately $25 million to bring the Gresham facility to operational status during the fourth quarter of 1998.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges, and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Upon adoption of SFAS 133, the Company will be required to adjust hedging instruments to fair value in the balance sheet, and recognize the offsetting gain or loss as transition adjustments to be reported in net income or other comprehensive income, as appropriate, and presented in a manner similar to the cumulative effect of a change in accounting principle. While the Company believes the adoption of this statement will not have a material effect on the Company's results of operations as most derivative instruments are closed on the last day of each fiscal quarter, the impact of the adoption of SFAS 133 as of the effective date cannot be reasonably estimated at this time.

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

          Pursuant to Amendment No. 1 to the Form 8-K filed on August 21, 1998, filed on a Form 8-K/A on October 20, 1998 the Registrant filed Symbios audited historical financial statements for the year ended December 31, 1997 and the unaudited financial statements for the six months ending June 30, 1998 and pro forma financial statements reflecting the acquisition of all of the outstanding stock of Symbios, Inc.

          Pursuant to Amendment No. 2 to the Form 8-K/A filed on October 20, 1998, filed on a Form 8-K/A on March 31, 1999 the Registrant filed restated pro forma financial statements reflecting the acquisition of all of the outstanding stock of Symbios, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LSI LOGIC CORPORATION
                                       (Registrant)

Date: April 7, 1999                    By   /s/  R. Douglas Norby
                                            ------------------------------------
                                            R. Douglas Norby
                                            Executive Vice President Finance &
                                              Chief Financial Officer


                                INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                          DESCRIPTION
  ------                          -----------
   27.1                   Financial Data Schedule
   27.2                   Financial Data Schedule