Form 10-Q
period 1999-03-28
LSI LOGIC CORP
filed 1999-05-12
CIK 703360

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 28, 1999

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

                            YES [X]           NO [ ]

As of May 10, 1999 there were 143,050,044 shares of the registrant's Common Stock, $.01 par value, outstanding.

                              LSI LOGIC CORPORATION
                                    Form 10-Q
                      FOR THE QUARTER ENDED MARCH 28, 1999
                                      INDEX

                                                                            PAGE
                                                                             NO.
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1  Financial Statements

        Consolidated Condensed Balance Sheets - March 31, 1999 and
           December 31, 1998                                                  3

        Consolidated Condensed Statements of Operations - Three-Month
           Periods Ended March 31, 1999 and 1998                              4

        Consolidated Condensed Statements of Cash Flows - Three-Month
           Periods Ended March 31, 1999 and 1998                              5

        Notes to Consolidated Condensed Financial Statements                  6

Item 2  Management's Discussion and Analysis of Results of Operations
        and Financial Condition                                              12


PART II OTHER INFORMATION

Item 1  Legal Proceedings                                                    20

Item 5  Other Information                                                    20

Item 6  Exhibits and Reports on Form 8-K                                     20

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                              LSI LOGIC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                        MARCH 31,      DECEMBER 31,
                                                          1999            1998
                                                       ----------      -----------
ASSETS
Cash and cash equivalents                              $  183,141      $  200,080
Short-term investments                                     99,216          81,220
Accounts receivable, less allowance for doubtful
   accounts of $6,747 and $3,424                          282,970         245,538
Inventories                                               171,850         178,107
Deferred tax assets                                        66,384          62,699
Prepaid expenses and other current assets                  40,611          51,859
                                                       ----------      ----------
      Total current assets                                844,172         819,503
                                                       ----------      ----------

Property and equipment, net                             1,310,920       1,480,113
Goodwill and other intangibles                            321,563         332,779
Other assets                                              171,085         167,602
                                                       ----------      ----------
      Total assets                                     $2,647,740      $2,799,997
                                                       ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                       $  178,779      $  193,216
Accrued salaries, wages and benefits                       54,887          47,350
Other accrued liabilities                                  94,958         108,049
Income taxes payable                                       31,691          57,989
Current portion of long-term obligations                   40,624         186,240
                                                       ----------      ----------
      Total current liabilities                           400,939         592,844
                                                       ----------      ----------
Long-term obligations and deferred income taxes           815,780         691,780
Minority interest in subsidiaries                           5,211           5,238

Commitments and contingencies                                  --              --
Stockholders' equity:
   Preferred shares; $.01 par value; 2,000 shares
      authorized                                               --              --
   Common stock; $.01 par value; 450,000 shares
      authorized; 141,852 and 141,419 shares
      outstanding                                           1,419           1,414
Additional paid-in capital                              1,014,384       1,009,294
Retained earnings                                         393,088         479,990
Accumulated other comprehensive income                     16,919          19,437
                                                       ----------      ----------
     Total stockholders' equity                         1,425,810       1,510,135
                                                       ----------      ----------
     Total liabilities and stockholders' equity        $2,647,740      $2,799,997
                                                       ==========      ==========


See accompanying notes to unaudited consolidated condensed financial statements.

                              LSI LOGIC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                     -------------------------
                                                        1999            1998
                                                     ---------       ---------
Revenues                                             $ 456,837       $ 324,850
                                                     ---------       ---------
Costs and expenses:
   Cost of revenues                                    297,066         183,106
   Research and development                             75,423          63,842
   Selling, general and administrative                  60,315          43,752
   Restructuring of operations and other
      non-recurring charges                             (2,533)             --
   Amortization of intangibles                          11,207           1,386
                                                     ---------       ---------

      Total costs and expenses                         441,478         292,086
                                                     ---------       ---------

Income from operations                                  15,359          32,764
Interest expense                                       (10,485)             --
Interest income and other                                1,628           7,846
                                                     ---------       ---------

Income before income taxes and cumulative
   effect of change in accounting principle              6,502          40,610
Provision for income taxes                               1,630          10,167
                                                     ---------       ---------

Income before cumulative effect of
   change in accounting principle                        4,872          30,443
Cumulative effect of change in accounting
   principle                                           (91,774)             --
                                                     ---------       ---------

Net (loss)/income                                    $ (86,902)      $  30,443
                                                     =========       =========

Basic earnings per share:
   Income before cumulative effect of change in
      accounting principle                           $    0.03       $    0.22
   Cumulative effect of change in accounting
      principle                                          (0.64)             --
                                                     ---------       ---------

   Net (loss)/income                                 $   (0.61)      $    0.22
                                                     =========       =========

Diluted earnings per share:
   Income before cumulative effect of change in
      accounting principle                           $    0.03       $    0.22
   Cumulative effect of change in accounting
      principle                                          (0.63)             --
                                                     ---------       ---------

   Net(loss)/income                                  $   (0.60)      $    0.22
                                                     =========       =========

Shares used in computing per share amounts:
   Basic                                               141,674         140,242
                                                     =========       =========

   Diluted                                             144,151         141,590
                                                     =========       =========

See accompanying notes to unaudited consolidated condensed financial statements.

                              LSI LOGIC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                              -------------------------
                                                                                1999            1998
                                                                              ---------       ---------
Operating activities:
Net (loss)/income                                                             $ (86,902)      $  30,443
Adjustments:
   Depreciation and amortization                                                 93,783          45,272
   Minority interest in net income of subsidiaries                                   18              58
   Write-off of unamortized preproduction costs                                  97,356              --
   Non-cash restructuring and other non-recurring charges                        (2,533)             --
   Changes in:
      Accounts receivable                                                       (37,924)        (17,635)
      Inventories                                                                 6,092           2,257
      Prepaid expenses and other assets                                           9,719          (2,306)
      Accounts payable                                                          (14,176)         (9,108)
      Accrued and other liabilities                                             (29,342)        (19,024)
                                                                              ---------       ---------
Net cash provided by operating activities                                        36,091          29,957
                                                                              ---------       ---------

Investing activities:
   Purchases of debt and equity securities available-for-sale                   (82,616)       (140,586)
   Maturities and sales of debt and equity securities available-for-sale         64,620         197,995
   Purchase of non-marketable equity securities                                      --          (2,866)
   Purchases of property and equipment, net of retirements                       (9,536)        (60,758)
                                                                              ---------       ---------
Net cash used for investing activities                                          (27,532)         (6,215)
                                                                              ---------       ---------

Financing activities:
   Proceeds from borrowings                                                     345,000              --
   Repayment of debt obligations                                               (365,584)            (48)
   Debt issuance costs                                                           (9,488)             --
   Issuance of common stock, net                                                  5,095           1,106
                                                                              ---------       ---------
Net cash (used for)/provided by financing activities                            (24,977)          1,058
                                                                              ---------       ---------

Effect of exchange rate changes on cash and cash equivalents                       (521)           (441)
                                                                              ---------       ---------

(Decrease)/increase in cash and cash equivalents                                (16,939)         24,359

Cash and cash equivalents at beginning of period                                200,080         104,571
                                                                              ---------       ---------

Cash and cash equivalents at end of period                                    $ 183,141       $ 128,930
                                                                              =========       =========



See accompanying notes to unaudited consolidated condensed financial statements.

                              LSI LOGIC CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments except as noted below for unamortized preproduction and the reversal of a portion of the restructuring reserves as discussed in Note 3) necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

In April 1998, the Accounting Standards Executive Committee ("AcSEC") released Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-up Activities." The SOP is effective for fiscal years beginning after December 15, 1998 and requires companies to expense all costs incurred or unamortized in connection with start-up activities. Accordingly, the Company has expensed the unamortized preproduction balance of $91.8 million associated with the Gresham manufacturing facility, net of tax, on January 1, 1999 and has presented it as a cumulative effect of a change in accounting principle in accordance with SOP No. 98-5.

For financial reporting purposes, the Company reports on a 13 or 14 week quarter with a year ending December 31. For presentation purposes, the consolidated condensed financial statements refer to the quarter's calendar month end for convenience. The results of operations for the quarter ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Certain items previously reported in specific financial statement captions have been reclassified to conform with the presentation of the first quarter of 1999.

The Company had no customers with revenues greater than or equal to 10% of total consolidated revenues for the first quarter of 1999.

This Current Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ significantly from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including the risk factors set forth in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998 as well as other periodic reports both previously and hereafter filed by the Company with the Securities Exchange Commission. Statements made herein are as of the date of the filing of this 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. The Company expressly disclaims any obligation to update information presented herein, except as may otherwise be required by law.

Note 2 - Restructuring

Restructuring reserve reversals in 1999:
----------------------------------------

During the first quarter of 1999, the Company determined that $2.5 million of the restructuring reserve established in the third quarter of 1998 would not be utilized because of a change in management's estimate of the reserve requirements in the U.S., Europe and Japan. Accordingly, the restructuring reserve reversal was included in the determination of income from operations for the three month period ended March 31, 1999. The Company expects that the remaining reserve balance of $11.9 million will be fully utilized by the end of the third quarter of 1999.

Description of 1998 restructuring:
----------------------------------

As a result of identifying opportunities to streamline operations and maximize the integration of Symbios Inc. ("Symbios") acquired on August 6, 1998 (see Note
3) into the Company's operations, the Company's management, with the approval of the Board of Directors, committed itself to a restructuring plan and recorded a $75.4 million restructuring charge in the third quarter of 1998. The action undertaken included a worldwide realignment of manufacturing capacity, the consolidation of certain design centers and administrative offices, and a streamlining of the Company's overhead structure to reduce operating expenses. The restructuring charge excludes any integration costs relating to Symbios. As discussed in Note 3 to the Unaudited Consolidated Condensed Financial Statements, integration costs relating to Symbios were accrued as a liability assumed in the purchase in accordance with Emerging Issue Task Force ("EITF") No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination."

Restructuring costs include $37.2 million related primarily to fixed assets impaired as a result of the decision to close a manufacturing facility in Tsukuba, Japan by the third quarter of 1999; $4.7 million for termination of leases and maintenance contracts primarily in the U.S. and Europe; $1.7 million for non-cancelable purchase commitments primarily in Europe; $13.1 million in fixed asset and other asset write-downs primarily in the U.S., Japan and Europe; approximately $2.4 million in other exit costs, which result principally from the consolidation and closure of certain design centers, sales facilities and administrative offices primarily in the U.S. and Europe; and work force reduction costs of $16.3 million.

Other exit costs include $0.9 million related to payments made for early lease contract terminations and the write-down of surplus assets to their estimated realizable value; $0.7 million for the write-off of excess licenses for closed locations in Europe and $0.8 million of other exit costs associated with the consolidation of design centers worldwide.

The workforce reduction costs primarily include severance costs related to involuntary termination of employment for approximately 900 employees from manufacturing in Japan, and engineering, sales, marketing and finance personnel located in the U.S., Japan and Europe. The fair value of assets determined to be impaired in accordance with the guidance for assets to be held and used in Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," were the result of independent appraisals and use of management estimates. Severance costs and other above noted exit costs were determined in accordance with EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The restructuring actions, as outlined by the plan, are intended to be executed to completion by September 30, 1999, one year from the date the reserve was taken.


The following table sets forth the Company's 1998 restructuring reserves as of December 31, 1998 and activity against the reserve for the three month period ended March 31, 1999:

                                              SEPTEMBER 30, 1998                                                RESERVE/
                                                RESTRUCTURING               TRANSLATION   BALANCE             TRANSLATION   BALANCE
                                                   EXPENSE        UTILIZED   ADJUSTMENT  12/31/98   UTILIZED   ADJUSTMENT   3/31/99
                                              ------------------  --------  -----------  --------   --------  ------------  -------
Write-down of manufacturing facility (d) ..        $ 37,200       $(35,700)   $     --   $  1,500   $     --    $ (1,100)   $    400
Other fixed asset related charges(d) ......          13,100        (13,100)         --         --         --          --          --
Payments to employees for severance (b) ...          16,300         (4,700)         --     11,600     (6,140)       (820)      4,640
Lease terminations and maintenance
   contracts (c) ..........................           4,700           (100)         --      4,600       (550)        (83)      3,967
Noncancelable purchase commitments (c) ....           1,700           (100)         --      1,600        (80)         --       1,520
Other exit costs (a,d) ....................           2,400         (1,200)         --      1,200       (326)       (530)        344
Cumulative currency translation adjustment               --             --       1,512      1,512         --        (500)      1,012
                                                   --------       --------    --------   --------   --------    --------    --------
          Total ...........................        $ 75,400       $(54,900)   $  1,512   $ 22,012   $ (7,096)   $ (3,033)   $ 11,883
                                                   ========       ========    ========   ========   ========    ========    ========

    (a) Amounts utilized represent non-cash charges.
    (b) Amounts utilized represent cash payments related to the severance of approximately 510 employees (220 in Q1 of 1999).
    (c) Amounts utilized represent cash charges.
    (d) Amounts utilized in 1998 reflect a write-down of fixed assets due to impairment. The amounts were accounted for as a reduction of the assets and did not result in a liability.

Note 3 - Integration of Symbios

On August 6, 1998, the Company completed the acquisition of all of the outstanding capital stock of Symbios from Hyundai Electronics America ("HEA"). HEA is a majority-owned subsidiary of Hyundai Electronics Industries Co., Ltd. ("HEI"), a Korean corporation. The transaction was accounted for as a purchase, and accordingly, the results of operations of Symbios and estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated financial statements as of August 6, 1998, the effective date of the purchase, through the end of the period. There are no significant differences between the accounting policies of the Company and Symbios. The allocation of the purchase price was disclosed in the Report on Form 10K/A previously filed with the Securities and Exchange Commission.

The Company has taken certain actions to combine the Symbios operations with those of LSI Logic and, in certain instances, to consolidate duplicative operations. Adjustments to accrued integration costs related to Symbios were recorded as an adjustment to the fair value of net assets in the purchase price allocation. The Company finalized the integration plan as of December 31, 1998. Accrued integration charges included $4 million related to involuntary separation and relocation benefits for approximately 300 Symbios employees and $1.4 million in other exit costs primarily relating to the closing of Symbios sales offices and the termination of certain contractual relationships. The Symbios integration related accruals were based upon management's current estimate of integration costs and are in accordance with EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination."

The following table sets forth the Company's Symbios integration reserve as of December 31, 1998 and activity against the reserve for the three month period ended March 31, 1999:

                                                            AUGUST 6, 1998                  DECEMBER 31,                MARCH 31,
                                                            INTEGRATION OF                     1998                       1999
                                                               SYMBIOS        UTILIZED        BALANCE      UTILIZED      BALANCE
                                                            --------------    --------     -------------   --------     ---------
                                                                                           (IN THOUSANDS)
Payments to employees for severance and relocation(a) ..       $ 4,000        $(1,640)        $ 2,360      $(1,190)      $ 1,170
Other exit costs(a) ....................................         1,437           (435)          1,002          (22)          980
                                                               -------        -------         -------      -------       -------
          Total ........................................       $ 5,437        $(2,075)        $ 3,362      $(1,212)      $ 2,150
                                                               =======        =======         =======      =======       =======

    (a) The amount utilized represents cash payments related to the severance and relocation of approximately 132 employees.

The Company expects to complete the activities underlying the integration plan by June 1999.

Note 4 - Debt

During March of 1999, the Company issued $345 million of 4 1/4% Convertible Subordinated Notes (the "Convertible Notes") due in 2004. The Convertible Notes are subordinated to all existing and future senior debt, are convertible 60 days following issuance into shares of the Company's common stock at a conversion price of $31.353 per share and are redeemable at the option of the Company, in whole or in part, at any time on or after March 20, 2002. Each holder of the Convertible Notes has the right to cause the Company to repurchase all of such holder's Convertible Notes at 100% of their principal amount plus accrued interest upon the occurrence of certain events and in certain circumstances. Interest is payable semiannually. The Company paid approximately $9.5 million for debt issuance costs related to the Convertible Notes. The debt issuance costs are being amortized using the interest method. The net proceeds of the Convertible Notes were used to repay borrowings under the Company's 364 day facility and the Revolver as described below.

On August 5, 1998, the Company entered into a credit agreement with ABN AMRO Bank N.V. ("ABN AMRO"). The credit agreement was restated and superseded by the Amended and Restated Credit Agreement dated as of September 22, 1998 by and among the Company, LSI Logic Japan Semiconductor, Inc., a wholly owned subsidiary of the Company ("JSI"), ABN AMRO and thereafter syndicated to a group of lenders determined by ABN AMRO and the Company. The credit agreement consists of two credit facilities: a $575 million senior unsecured reducing revolving credit facility ("Revolver"), and a $150 million senior unsecured revolving credit facility ("364 day Facility").

On August 5, 1998, the Company borrowed $150 million under the 364 day Facility and $485 million under the Revolver. On December 22, 1998, the Company borrowed an additional $30 million under the Revolver. The credit facilities allow for borrowings at adjustable rates of LIBOR/TIBOR with a 1.25% spread. Interest payments are due quarterly. The 364 day Facility expires on August 3, 1999 at which time borrowings outstanding are payable in full. The Revolver is for a term of four years with the principal reduced quarterly beginning on December 31, 1999. The Revolver includes a term loan sub-facility in the amount of 8.6 billion yen made available to JSI over the same term. The yen term loan sub-facility is for a period of four years with no required payments until it expires on August 5, 2002. Pursuant to the restated credit agreement, on August 30, 1998, JSI repaid its existing 11.4 billion yen (US$79.2 million) credit facility and borrowed 8.6 billion yen (US$73.4 million at March 31, 1999) bearing interest at adjustable rates. In March of 1999, the Company repaid the full $150 million outstanding under the 364 day Facility and $185.5 million outstanding under the Revolver primarily using the proceeds from the Convertible Notes. Borrowings outstanding under the Revolver including the yen sub-facility were $372.9 million as of March 31, 1999. As of March 31, 1999, the interest rate for the Revolver and the yen sub-facility were 6.22% and 1.99%, respectively. JSI also had borrowings outstanding of approximately 85 million yen (US$0.7 million) at March 31, 1999. The Company paid approximately $3.8 million in debt issuance costs related to the credit facility.

In accordance with the terms of its existing credit agreement, the Company must comply with certain financial covenants related to profitability, tangible net worth, liquidity, senior debt leverage, debt service coverage and subordinated indebtedness. As of March 31, 1999, the Company was in compliance with these covenants.

Note 5 - Derivative financial instruments

The Company has foreign subsidiaries which operate and sell the Company's products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates and interest rates. The Company utilizes various hedge instruments, primarily forward contract, currency swap, interest rate swap and currency option contracts, to manage its exposure associated with firm intercompany and third-party transactions and net asset and liability positions denominated in non-functional currencies. The Company does not hold derivative financial instruments for speculative or trading purposes. As of March 31, 1999 and December 31, 1998, there were no interest rate swap or currency swap contracts outstanding.

The Company enters into forward contracts, currency swaps and currency option contracts to hedge firm commitments, intercompany transactions and third party exposures. The forward and currency swap contracts are held to hedge firm intercompany asset and liability positions denominated in non-functional currencies. The following table summarizes by major currency the forward exchange contracts outstanding (in thousands) as of March 31, 1999. The buy amounts represents the U.S. dollar equivalent of commitments to purchase foreign currencies, and the sell amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies. Foreign currency amounts are translated at rates current at March 31, 1999.


                                          MARCH 31,           DECEMBER 31,
                                            1999                 1998
                                         ----------           -----------
           Buy/(Sell):
           Japanese Yen                  $   18,960           $       --
           U.S. Dollar                       (1,560)                  --


These forward contracts are considered identifiable hedges and realized and unrealized gains and losses are deferred until settlement of the underlying commitments. They are recorded as other gains or losses when a hedged transaction is no longer expected to occur. Deferred foreign gains and losses were not significant at March 31, 1999 and December 31, 1998. Foreign currency transaction gains and losses included in interest income and other were insignificant for the three months ended March 31, 1999 and 1998.

At March 31, 1999, total outstanding purchased currency option contracts were $66.7 million. These contracts expire in June 1999. The currency options were treated as hedges of third-party yen revenue exposures. The realized and unrealized gains and option premiums are deferred until the exposure underlying the option is recorded. The deferred premiums on all outstanding options were $3.0 million as of March 31, 1999 and included in other current assets.

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

Note 6 - Cash equivalents and short-term investments

Cash equivalents and short-term investments at March 31, 1999, consisted primarily of U.S. and foreign corporate debt securities, commercial paper, auction rate preferred stock, U.S. and foreign government and agency securities, overnight deposits and time deposits. Cash equivalents and short-term investments held at March 31, 1999 and at December 31, 1998 approximate fair market value and it is the Company's intention to hold these investments for one year or less. As of March 31, 1999, contractual maturities of available-for-sale securities were $99.2 million maturing within one year. The Company currently does not actively trade securities. Realized gains and losses are based on book value of specific securities sold and were not significant during the quarters ended March 31, 1999 and 1998.

Note 7 - Reconciliation of basic and diluted earnings per share

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations as required by SFAS No. 128, "Earnings Per Share ("EPS")."

                                                                      THREE MONTHS ENDED MARCH  31,
                                                 ----------------------------------------------------------------------
                                                                1999                                 1998
                                                 ---------------------------------     --------------------------------
                                                                         PER-SHARE                            PER-SHARE
                                                  INCOME*      SHARES+     AMOUNT       INCOME*     SHARES+     AMOUNT
                                                 --------     --------   ---------     --------    --------   ---------
Basic EPS:
  Net income before cumulative effect of
    change in accounting principle ..........    $  4,872      141,674    $   0.03     $ 30,443     140,242    $   0.22
                                                                          --------                             --------

  Cumulative effect of change in
    accounting principle ....................     (91,774)     141,674       (0.64)          --          --          --
                                                                          --------
  Net (loss)/ income available
    to common stockholders ..................     (86,902)     141,674       (0.61)      30,443     140,242        0.22
                                                                          --------                             --------
  Effect of dilutive securities:
    Stock options ...........................                    2,477                                1,348
Diluted EPS:

Net income before cumulative effect of
    change in accounting principle ..........       4,872      144,151        0.03       30,443     141,590        0.22
                                                                          --------                             --------
  Cumulative effect of change
    in accounting principle .................     (91,774)     144,151       (0.63)          --          --          --
                                                                          --------
  Net (loss)/income available
    to common stockholders ..................    $(86,902)     144,151    $  (0.60)    $ 30,443     141,590    $   0.22
                                                                          --------                             --------

----------

    *Numerator--+ Denominator

Options to purchase approximately 7,689,920 and 6,865,866 shares were outstanding at March 31, 1999 and 1998, respectively, but were not included in the calculation because the exercise prices were greater than the average market price of common shares in each respective quarter. The exercise price ranges of these options were $25.00 to $41.88 and $25.31 to $58.13 at March 31, 1999 and 1998, respectively. For the three months ended March 31, 1999, common equivalent shares of 1,264,797 and interest expense of

$305,469, net of taxes associated with the Convertible Notes (see Note 4) were excluded from the computation of diluted earnings per share as a result of their antidilutive effect on earnings per share.

Note 8 - Balance sheet (in thousands):

                                   MARCH 31,      DECEMBER 31,
                                     1999            1998
                                   ---------      ------------
            Inventories:
            Raw materials          $ 32,337        $ 32,347
            Work-in-process          79,808          51,856
            Finished Goods           59,705          93,904
                                   --------        --------
               Total               $171,850        $178,107
                                   ========        ========

The Company had $97.4 million of unamortized preproduction engineering costs at December 31, 1998 associated with the construction of a new manufacturing facility in Gresham, Oregon. In April 1998, the AcSEC released SOP No. 98-5, "Reporting on the Costs of Start-up Activities." The new SOP is effective for fiscal years beginning after December 15, 1998 and requires companies to expense all costs incurred or unamortized in connection with start-up activities. Accordingly, the Company has expensed the unamortized preproduction balance of $91.8 million, net of tax, on January 1, 1999 and has presented it as a cumulative effect of a change in accounting principle in accordance with SOP No. 98-5.

Note 9 - Comprehensive income

The primary difference between net income and comprehensive income, for the Company, is due to foreign currency translation adjustments. Comprehensive income for the current reporting and comparable period in the prior year is as follows:

                                        (In thousands)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                   -------------------------
                                                     1999             1998
                                                   --------         --------
            Comprehensive (loss)/income            $(88,564)        $ 31,088
                                                   ========         ========

Note 10 - Segment reporting

The Company operates in two reportable segments: the Semiconductor segment and the Storage Systems segment. In the Semiconductor segment, the Company designs, develops, manufactures and markets integrated circuits, including application-specific integrated circuits ("ASICs"), application-specific standard products ("ASSPs") and related products and services. Semiconductor design and service revenues include engineering design services, licensing of LSI Logic's advanced design tools software, and technology transfer and support services. The Company's customers use these services in the design of increasingly advanced integrated circuits characterized by higher levels of functionality and performance. The proportion of revenues from ASIC design and related services compared to semiconductor product sales varies among customers depending upon their specific requirements. In the Storage Systems segment, the Company designs, manufactures, markets and supports high performance data storage management and storage systems solutions and a complete line of Redundant Array of Independent Disks ("RAID") storage systems, subsystems and related software.

The following is a summary of operations by segment for the three month period ended March 31, 1999.

                                                   (In thousands)

                                                  THREE MONTHS ENDED
                                                    MARCH 31, 1999
                                    ------------------------------------------
                                    Semiconductor   Storage Systems    TOTAL
                                    -------------   ---------------   --------
        Revenue                       $389,327        $ 67,510        $456,837
        Income from operations        $  8,879        $  6,480        $ 15,359

The Storage Systems segment was added in August 1998 with the purchase of Symbios, and therefore revenue and income from operations are not available for the three months ended March 31, 1998. Intersegment revenues for the three month period ended March 31, 1999 were not significant.

The following is a summary of total assets by segment for the periods ending March 31, 1999 and December 31, 1998:

                                         (In thousands)

                                   MARCH 31,        DECEMBER 31,
                                     1999              1998
                                  ----------        -----------
        Assets by segment:
        Semiconductor             $2,527,835        $2,676,487
        Storage Systems              119,905           123,510
                                  ----------        ----------
           Total assets           $2,647,740        $2,799,997
                                  ==========        ==========


The Storage Systems segment did not meet the requirement for a reportable segment as defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" as of December 31, 1998, however, for purposes of comparability, total assets by segment as of December 31, 1998 were included in the table.

Note 11-  SEEQ Technology, Inc.

On February 22, 1999, LSI Logic and SEEQ Technology, Inc. ("SEEQ") announced an agreement for the Company to acquire SEEQ in a transaction where SEEQ shareholders will receive LSI Logic common stock based upon an exchange ratio of
0.1095 subject to certain adjustments. The transaction is expected to be accounted for as a pooling of interests. LSI Logic anticipates completing the acquisition in its second quarter ending June 30, 1999. The acquisition is subject to customary closing conditions, including approval by SEEQ shareholders and is subject to regulatory review.

Note 12 - Legal matters

A discussion of certain pending legal proceedings is included in Item 3 of the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998. The information provided therein remains unchanged. The Company continues to believe that the final outcome of such matters discussed will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing parties, with the potential, particularly if viewed on a quarterly basis, for having an adverse effect on the Company's financial position or its results of operations.

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

We have international subsidiaries which operate and sell our products in various global markets. We purchase a substantial portion of our raw materials and equipment from foreign suppliers and incur labor and other operating costs in foreign currencies, particularly at our Japanese manufacturing facilities. As a result, we are exposed to international factors such as changes in foreign currency exchange rates or weak economic conditions of the respective countries in which we operate. We utilize forward exchange, currency swap, interest swap and option contracts to manage our exposure associated with currency fluctuations on intercompany transactions and certain foreign currency denominated commitments. With the exception of purchased option contracts and forward contracts, there were no currency swap or interest rate swap contracts outstanding as of March 31, 1999 and December 31, 1998. (See Note 5 to the Unaudited Consolidated Condensed Financial Statements.) Our corporate headquarters and some of our manufacturing facilities are located near major earthquake faults. As a result, in the event of a major earthquake, we could suffer damages which could significantly and adversely affect our operating results and financial condition.

There have been no significant changes in the market risk disclosures during the first three months of 1999 as compared to the discussion in our 1998 Annual Report on Form 10-K/A for the year ended December 31, 1998.

While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information, we recommend that you read this discussion and analysis in conjunction with Management's Discussion and Analysis included in our 1998 Annual Report on Form 10-K/A for the year ended December 31, 1998.

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

The extent to which our plans for future cost reductions are realized also may impact our future financial performance. We operate in an industry sector where security values are highly volatile and may be influenced by economic and other factors beyond our control. See additional discussion contained in "Risk Factors", set forth in Part I of our 1998 Annual Report on Form 10-K/A for the year ended December 31, 1998.

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

We are engaged in a comprehensive program to assess our Year 2000 risk exposure and to plan and implement remedial and corrective action where necessary. We have reviewed all of our major internal systems, including human resources, financial, engineering and manufacturing systems, to assess Year 2000 readiness and to identify critical systems that require correction or remediation. Assessment of our design engineering systems and products was completed in the first quarter of 1999. Based on the results of this assessment, it is anticipated that remediation of critical systems will be completed and tested by the end of the third quarter 1999. We believe that our existing HR, financial and business software systems are Year 2000 ready. We cannot assure you, however, that integration and testing of new, corrected or updated programs or systems with which they interface will not result in necessary corrective action to one or more critical systems. A significant disruption of our financial or business systems would adversely impact our ability to process orders, manage production and issue and pay invoices. Our inability to perform these functions for a long period of time could result in a material impact on our results of operations and financial condition.

Our manufacturing facilities incorporate sophisticated computer integrated manufacturing systems which depend on a mix of our proprietary software and systems and software purchased from third parties. Failure of these systems would cause a disruption in the manufacturing process and could result in a delay in completion and shipment of products. Our assessment of the Year 2000 readiness of our manufacturing systems is complete. Based on information currently available, we believe that our systems will not be materially impacted by Year 2000 issues. However, we cannot assure you that a significant disruption in systems resulting from a Year 2000 problem will not occur. If the computer integration system fails for this or any other reason, there could be a material adverse impact on our operating results and financial condition.

We are working with critical suppliers of products and services to assess their Year 2000 readiness with respect both to their operations and the products and services they supply to us. Comprehensive inquiries have been sent and responses are being monitored, with appropriate follow-up where required. This analysis will continue well through 1999, with corrective action taken commensurate with the criticality of affected products and services.

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

Our costs to date related to the Year 2000 issue consist primarily of reallocation of internal resources to evaluate and assess systems and products as described above and to plan our remediation and testing efforts. We have not maintained detailed accounting records, but based on our review of department budgets and staff allocations, we believe these costs to be insignificant. We currently estimate that the total cost of ongoing assessment, remediation, testing and planning directly related to Year 2000 issues will amount to approximately $14 million. Of this, approximately $7 million is expected to consist of expenses attributed to redeployment of labor resources and overhead, $2 million for the cost of software and external consulting fees and $5 million for additional capital expenditures. The capital expenditures represent the early replacement of information technology equipment and software to obtain the full benefits of Year 2000 protections versus the normal technical obsolescence replacement cycle. The estimate is based on the current assessment of the projects and is subject to change as the projects progress. We cannot assure you that remediation and testing will not identify issues which require additional expenditure of material amounts which could result in an adverse impact on financial results in future reporting periods.

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

We do not presently expect that the introduction and use of the Euro will materially affect our foreign exchange and hedging activities or our use of derivative instruments. We do not believe that the introduction of the Euro will result in any significant increase in costs to us, and all costs associated with the introduction of the Euro will be expensed in accordance with our policy. We do not expect that the transition to the Euro will result in any competitive pricing or will adversely impact any of our internal computer systems. While we will continue to evaluate the impact of the Euro introduction over time, based on currently available information, we do not believe that the introduction of the Euro currency will have a significant adverse impact on our financial condition or overall trends in results of operations.

RESULTS OF OPERATIONS

Where more than one material factors caused changes in results, we have quantified such material factors throughout the MD&A where practicable.

Revenues for the first quarter of 1999 increased $131.9 million or 40.6% to $456.8 million compared to $324.9 million during the same period of 1998. The increase was primarily a result of additional revenues from the acquisition of Symbios in the third quarter of 1998 (see Notes 3 to the Unaudited Consolidated Condensed Financial Statements). The increase is also attributable to increased demand for products used in communications and networking applications. The increase was offset in part by the decreased demand and lower average selling prices for our component products used in computer and consumer product applications.

There were no customers with revenues greater than or equal to 10% of the total consolidated revenues for the three months ended March 31, 1999.

Key elements of the consolidated statements of operations, expressed as a percentage of revenues, were as follows:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            ---------------------
                                                             1999           1998
                                                            ------         ------
        Gross margin                                          35.0%          43.6%
        Research and development expenses                     16.5%          19.7%
        Selling, general and administrative expenses          13.2%          13.5%
        Income from operations                                 3.4%          10.1%

The gross margin percentage decreased to 35.0% during the first quarter of 1999 from 43.6% in the same period in 1998. The decrease reflects a combination of the following elements:

    -   Non-recurring inventory charges of $10.4 million;

    - Changes in product mix primarily related to Symbios product additions from August 6, 1998;

    - Lower average selling prices, including the impact from currency fluctuations; and

    - Increased cost of revenues from commencing operations at our new fabrication facility in Gresham, Oregon in December of 1998.

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

Changes in the relative strength of the yen may have a greater impact on gross margin than other foreign exchange fluctuations due to our large wafer fabrication operations in Japan. Although the yen strengthened (the average yen exchange rate for the first quarter of 1999 increased 8.0% from the same period in 1998), the effect on gross margin and net income was not significant because yen denominated sales offset a substantial portion of yen denominated costs during the period. Moreover, we hedged a portion of our remaining yen exposure. (See Note 5 to the Unaudited Consolidated Condensed Financial Statements.) Future changes in the relative strength of the yen or mix of foreign denominated revenues and costs could have a significant effect on gross margins or operating results.

Research and development ("R&D") expenses increased $11.6 million or 18.1% to $75.4 million, during the first quarter of 1999 compared to $63.8 million during the same period of 1998. The increase in R&D expenses is primarily attributable to the following:

    - Expenditures for research and development activities which are a continuation of research and development activities of the Symbios business included in our unaudited consolidated financial statements in the first quarter of 1999;

    - Expenditures related to the continued development of advanced sub-micron products and process technologies

As a percentage of revenues, R&D expenses decreased to 16.5% in the first quarter of 1999, compared to 19.7% during the same period of 1998. The decrease is primarily due to the effects of our restructuring programs in the third quarter of 1998 (see Note 2 to the Unaudited Consolidated Condensed Financial Statements). As we continue our commitment to technological leadership in our markets and realize the further benefit of cost savings from our restructuring efforts, we are targeting our R&D investment in the second half of 1999 to be approximately 12% to 15% of revenues.

Selling, general and administrative ("SG&A") expenses increased $16.5 million or 37.9% to $60.3 million in the first quarter of 1999 compared to $43.8 million during the same period in 1998. The increase is primarily attributable to the inclusion of current expenses in the first quarter of 1999 relating to the former Symbios business. As a percentage of revenues, SG&A expenses declined slightly to 13.2% in the first quarter of 1999 from 13.5% during the same period in 1998. We expect that SG&A expenses as a percentage of revenues will decline to 12% of revenues in 1999 as the benefit of cost savings are realized from the restructuring programs established in the third quarter of 1998.

During the first quarter of 1999, we determined that $2.5 million of the restructuring reserve established in the third quarter of 1998 would not be utilized because of a change in management's estimate of the reserve requirements in the U.S., Europe and Japan. Accordingly, we included the restructuring reserve reversal in the determination of income from operations for the three month period ended March 31, 1999. We expect that the remaining reserve balance of $11.9 million will be fully utilized by the third quarter of 1999.

In the third quarter of 1998, as a result of identifying opportunities to streamline operations and maximize the integration of Symbios into our operations, our management, with the approval of the Board of Directors, committed itself to a plan of action and recorded a $75.4 million restructuring charge in the third quarter of 1998. The action undertaken included the following elements:

    -   Worldwide realignment of manufacturing capacity;

    - Consolidation of certain design centers, sales facilities and administrative offices; and

    -   Streamlining of our overhead structure to reduce operating expenses.

The restructuring charge excludes any restructuring related to Symbios. As discussed in Note 3 to the Unaudited Consolidated Condensed Financial Statements, such costs relating to Symbios were accrued as a liability assumed in the purchase in accordance with EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." For a description of the restructuring costs recorded in the third quarter of 1998, refer to Note 2 to the Unaudited Consolidated Condensed Financial Statements.

As a result of the execution of the restructuring plan announced in the third quarter of 1998, we recognized reduced employee expenses in 1998 and the first quarter of 1999. We expect to realize further savings throughout 1999. Depreciation expense savings were realized in 1998 and we expect to realize further savings in the remainder of 1999. We realized savings in the first quarter of 1999 related to the reduction in the number of engineering design centers, sales facilities and administrative offices worldwide. We expect to realize additional savings in the second quarter of 1999. These savings will include reduced lease and maintenance contract expenses. As of March 31, 1999, the remaining cash requirements will be related primarily to severance payouts. Cash requirements for severance payments are expected to be spread evenly over the second and third quarter of 1999. The resources for such payments will come from cash on hand at the time the severance payouts are distributed.

Amortization expenses of goodwill and intangibles increased $9.8 million to $11.2 million in the first quarter of 1999 compared to $1.4 million during the same period in 1998. The increase is primarily attributable to amortization of goodwill and other intangibles associated with the acquisition of Symbios in the third quarter of 1998.

Interest expense increased $10.5 million for the three month period ended March 31, 1999 as compared to the same period in the prior year. The increase is attributable to interest expense on the bank debt facility, which we entered into during the third quarter of 1998 to fund the purchase of Symbios and the new Convertible Notes issued in March of 1999. (See Note 4 to the Unaudited Consolidated Condensed Financial Statements.) Additionally in the first quarter of 1999, we did not capitalize interest associated with the construction of the new fabrication facility as operations which commenced in December of 1998.

Interest income and other decreased $6.2 million to $1.6 million in the first quarter of 1999, as compared to $7.8 million during the same period in 1998. The decrease is primarily the result of a reduction of $3.6 million in interest income generated from lower average balances of cash, cash equivalents and short-term investments during the first quarter of 1999 as compared to the same period in the prior year. The lower average balances of cash, cash equivalents and short term investments resulted primarily from cash outlays associated with the purchase of Symbios in the third quarter of 1998 and debt repayments, net of borrowings, during the first quarter of 1999.

We recorded a provision for income taxes for the first three months of 1999 and 1998 with an effective rate of 25%. Our effective tax rate is lower than the U.S. statutory rate primarily due to earnings of our foreign subsidiaries taxed at lower rates and the utilization of prior loss carryovers and other tax credits.

FINANCIAL CONDITION AND LIQUIDITY

Cash, cash equivalents and short-term investments increased by $1.1 million during the first three months of 1999 to $282.4 million from $281.3 million at the end of 1998. The increase is primarily due to cash generated from operations partially offset by purchases of property and equipment.

Working capital increased by $216.5 million to $443.2 million at March 31, 1999 from $226.7 million at December 31, 1998. The increase in working capital is primarily a result of the following elements:

    - Lower current liabilities as a result of repayment of the short-term portion of the debt facility; and

    - Higher accounts receivable and lower accounts payable and accrued liabilities.

The increase in working capital was offset in part by lower inventories, prepaids and other current assets and higher accrued salaries, wages and benefits as compared to the comparable period in 1998.

During the first three months of 1999, we generated $36.1 million of cash and cash equivalents from operating activities compared to $30.0 million during the same period in 1998. The increase in cash and cash equivalents provided from operations is primarily attributable to:

    - Higher net income (before depreciation and amortization, write-off of unamortized preproduction costs and non-cash restructuring charges); and

    -   Decreases in inventories, prepaids and other assets.

The increase is offset in part by an increase in accounts receivable, and a decrease in accounts payable, accrued and other liabilities. The increase in accounts receivable and a decrease in inventories are due to large shipments made at the end of the first quarter of 1999 as compared to the same period in 1998. The decrease in prepaids and other assets is primarily attributable to $19.2 million of amortization of intangibles partially offset by $9.5 million of the capitalized debt issuance costs. The decrease in accounts payable is as a result of timing of invoice receipt and payment and fewer purchases of property and equipment during the first three months of 1999 as compared to the same period in 1998 as the construction of the Gresham facility reached completion. The decrease in accrued and other liabilities is primarily due to lower income taxes payable.

Cash and cash equivalents used in investing activities during the first three months of 1999 were $27.5 million compared to $6.2 million during the same period in 1998. The primary investing activities during the first quarter of 1999 included the following:

    -   Purchases and sales of debt and equity securities available-for-sale;
        and

    -   Purchases of property and equipment.

The increase in cash used in investing activities during the first three months of 1999 as compared to the same period in 1998 is primarily attributable to an increase in purchases of debt and equity securities available-for-sale, net of maturities and sales, offset in part by a decrease in purchases of property and equipment. We believe that maintaining technological leadership in the highly competitive worldwide semiconductor industry requires substantial ongoing investment in advanced manufacturing capacity. Net capital additions were $9.5 million and $60.8 million during the first three months of 1999 and 1998, respectively. The decrease in additions from 1998 was primarily attributable to reduced purchases of property and equipment related to construction of the new wafer fabrication facility in Gresham, Oregon. We expect to maintain the level of capital expenditure below $200 million in 1999.

Cash and cash equivalents used for financing activities during the first three months of 1999 totaled $25.0 million, compared to $1.1 million provided by financing activities in the same period of 1998. The increase in cash used during the first quarter of 1999 is primarily attributable to repayment of the credit facility, net of proceeds from the issuance of the new 41/4% Convertible Subordinated Notes (see Note 4 to the Unaudited Consolidated Condensed Financial Statements.) The increase in cash used is offset in part by proceeds from sales of common stock issued pursuant to our employee stock option plans.

During March of 1999, we issued $345 million of 4 1/4% Convertible Subordinated Notes (the "Convertible Notes") due in 2004. The Convertible Notes are subordinated to all existing and future senior debt, are convertible 60 days following issuance into shares of our common stock at a conversion price of $31.353 per share and are redeemable at our option, in whole or in part, at any time on or after March 20, 2002. Each holder of the Convertible Notes has the right to cause us to repurchase all of such holder's Convertible Notes at 100% of their principal amount plus accrued interest upon the occurrence of certain events and in certain circumstances. Interest is payable semiannually. We paid approximately $9.5 million for debt issuance costs related to the Convertible Notes. The debt issuance costs are being amortized using the interest method. We used the net proceeds from the Convertible Notes to repay debt obligations as outlined below.

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

On August 5, 1998, we borrowed $150 million under the 364 day Facility and $485 million under the Revolver. On December 22, 1998, we borrowed an additional $30 million under the Revolver. The credit facilities allow for borrowings at adjustable rates of LIBOR/TIBOR with a 1.25% spread. Interest payments are due quarterly. The 364 day Facility expires on August 3, 1999 at which time borrowings outstanding are payable in full. The Revolver is for a term of four years with the principal reduced quarterly beginning on December 31, 1999. The Revolver includes a term loan sub-facility in the amount of 8.6 billion yen made available to JSI over the same term. The yen term loan sub-facility is for a period of four years with no required payments until it expires on August 5, 2002. Pursuant to the restated credit agreement, on August 30, 1998, JSI repaid it's existing 11.4 billion yen (US$79.2 million) credit facility and borrowed
8.6 billion yen (US$73.4 million at March 31, 1999) bearing interest at adjustable rates. In March of 1999, we repaid the $150 million outstanding under the 364 day Facility and $185.5 million outstanding under the Revolver primarily using proceeds from the Convertible Notes. Borrowings outstanding under the Revolver including the yen sub-facility were $372.9 million as of March 31, 1999. As of March 31, 1999, the interest rate for the Revolver and the yen sub-facility were 6.22% and 1.99%, respectively. JSI also had borrowings outstanding of approximately 85 million yen (US$0.7 million) at March 31, 1999. The Company paid approximately $3.8 million in debt issuance costs related to the credit facility.

In accordance with the existing credit agreement, we must comply with certain financial covenants related to profitability, tangible net worth, liquidity, senior debt leverage, debt service coverage and subordinated indebtedness. As of March 31, 1999, we were in compliance with these covenants.

We believe that our level of financial resources is an important competitive factor in our industry. Accordingly, we may, from time to time, seek additional equity or debt financing. We believe that our existing liquid resources and funds generated from operations, combined with funds from such financing and our ability to borrow funds, will be adequate to meet our operating and capital requirements and obligations through the next twelve months. However, we can provide no assurance that such additional financing will be available when needed or, if available, will be on favorable terms. Any future equity financing will decrease existing stockholders' equity percentage ownership and may, depending on the price at which the equity is sold, result in dilution.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges, and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Upon adoption of SFAS No. 133, we will be required to adjust hedging instruments to fair value in the balance sheet, and recognize the offsetting gain or loss as transition adjustments to be reported in net income or other comprehensive income, as appropriate, and presented in a manner similar to the cumulative effect of a change in accounting principle. While we believe the adoption of this statement will not have a significant effect on out results of operations, the impact of the adoption of SFAS No. 133 as of the effective date cannot be reasonably estimated at this time.

                                     PART II

Item 1    Legal Proceedings

Reference is made to Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998 for a discussion of certain pending legal proceedings. The information provided at such reference regarding those matters remains unchanged. The Company continues to believe that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing parties, with the potential for having an adverse effect on the Company's financial position or its results of operations.

Item 5    Other Information.

Stockholder Proposals

Proposals of stockholders intended to be presented at the Company's 2000 annual meeting of stockholders must be received at the Company's principal executive offices not later than November 19, 1999 in order to be included in the Company's proxy statement and form of proxy relating to the 2000 annual meeting.


Item 6  Exhibits and Reports on Form 8-K

   (a)  Exhibits

        27.1 Financial Data Schedules

   (b)  Reports on Form 8-K


On February 23, 1999, pursuant to Item 5 to report the Agreement and Plan of Reorganization and Merger dated February 21, 1999, between the Registrant and SEEQ Technology Incorporated.

On March 5, 1999, pursuant to Item 5 to report technical corrections to the Agreement and Plan of Reorganization and Merger dated February 21, 1999 between the Registrant and SEEQ Technology Incorporated.

On March 15, 1999, pusuant to Item 5 to report information set forth in the Registrant's press release dated March 9, 1999.

On March 23, 1999, pursuant to Item 5 to report an Amendment to Credit Agreement dated as of March 4, 1999, by and among Registrant, LLJSI, ABN AMRO and Lenders (as defined therein).

On March 31, 1999, pursuant to Item 2 to report an amendment to financial statements, exhibits or other portions of its Current Report on Form 8-K, originally filed with the Securities and Exchange Commission on August 21, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LSI LOGIC CORPORATION
                                  (Registrant)

Date: May 12, 1999                      By   /s/  R. Douglas Norby
                                             ---------------------------------
                                             R. Douglas Norby
                                             Executive Vice President Finance &
                                             Chief Financial Officer

                                INDEX TO EXHIBITS

                       EXHIBIT
                       NUMBER               DESCRIPTION
                       ----------------------------------------
                        27.1            Financial Data Schedule
                        27.2            Financial Data Schedule