Form 10-K/A
period 1998-12-23
LSI LOGIC CORP
filed 1999-05-28
CIK 703360

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                  (AS AMENDED)
                            ------------------------

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

     As of February 12, 1999, registrant had 141,684,452 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including the risk factors set forth below and elsewhere in this Report. See "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. Statements made herein are as of the date of the filing of this Form 10-K/A with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. We expressly disclaim any obligation to update information presented herein, except as may otherwise be required by law.

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

     - Storage Components. We design and manufacture semiconductor components and HABs that facilitate data storage and transmission between a host computer and peripheral devices such as disk drives, scanners and printers. We offer many industry standard I/O technologies, such as SCSI, Fibre Channel, PCI, IEEE 1394, USB and I2O compliant software.

     - Storage Systems. We develop and market scaleable and integrated hardware and software solutions for the enterprise market. To provide our OEM customers with the flexibility to create differentiated products, we offer a broad array of storage products that can be integrated on a component basis or aggregated into a complete storage solution. This broad array of products includes drive enclosures, disk array controllers and complete RAID storage systems.

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

                                  RISK FACTORS

     The risks and uncertainties described below are not the only risks we face. In addition to the following risk factors, we refer you to those risk factors described elsewhere in this Form 10-K/A Report. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial could also impair our business operations.

     Keep these risk factors in mind when you read "forward-looking" statements elsewhere in this Form 10-K/A Report. These are statements that relate to our expectations for future events and time periods. Generally, the words "anticipate," "expect," "intend" and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties. Future events and circumstances could differ significantly from those associated with the forward-looking statements.

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

PRINCIPAL LOCATIONS

 NO. OF                                   LEASED/     TOTAL
BUILDINGS            LOCATION              OWNED     SQ. FT.                  USE
---------            --------             -------    -------                  ---
    7        Milpitas, CA                 Leased     609,410    Executive Offices,
                                                                Administration, Engineering
    1        Fremont, CA                  Leased      74,000    Manufacturing
    1        Fremont, CA                   Owned      65,000    Manufacturing
    2        Santa Clara, CA              Leased      83,290    Research and Development
    1        Fremont, CA                  Leased      39,246    Logistics
    3        Gresham, OR                   Owned     532,400    Executive Offices, Engineering,
                                                                Manufacturing
    1        Bracknell, United Kingdom    Leased      70,000    Executive Offices, Design
                                                                Center, Sales
    1        Tokyo, Japan                 Leased      24,263    Executive Offices, Design
                                                                Center, Sales
    7        Tsukuba, Japan                Owned     334,541    Executive Offices, Manufacturing
    1        Etobicoke, Canada            Leased      14,005    Design Center, Sales
    1        Tsuen Wan, Hong Kong          Owned      26,000    Manufacturing Control, Assembly
                                                                & Test
    3        Colorado Springs, CO          Owned     449,000    Executive Offices, Manufacturing
    2        Fort Collins, CO              Owned     270,000    Executive Offices, Manufacturing
    1        Witchita, KS                  Owned     332,000    Executive Offices, Manufacturing

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

     While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information, we recommend that you read this discussion and analysis in conjunction with the remainder of this Annual Report on Form 10-K/A.

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

     The extent to which our plans for future cost reductions are realized also may impact our future financial performance. We operate in an industry sector where security values are highly volatile and may be influenced by economic and other factors beyond our control. See additional discussion contained in "Risk Factors" set forth in Part I of this Annual Report on Form 10-K/A.

RESULTS OF OPERATIONS

     REVENUE. In 1998, we adopted Statement of Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." We concluded that we operate in two reportable segments: the Semiconductor segment and the Storage Systems segment. In the Semiconductor segment, we design, develop, manufacture and market integrated circuits, including application-specific integrated circuits ("ASICs"), application-specific standard products ("ASSPs") and related products and services. Semiconductor design and service revenues include engineering design services, licensing of LSI Logic's advanced design tools software, and technology transfer and support services. Our customers use these services in the design of increasingly advanced integrated circuits characterized by higher levels of functionality and performance. The proportion of revenues from ASIC design and related services compared to semiconductor product sales varies among customers depending upon their specific requirements. In the Storage Systems segment, we design, manufacture, market and support high performance data storage management and storage systems solutions, including a complete line of Redundant Array of Independent Disks ("RAID") storage systems, subsystems and related software. The following table describes revenues from the Semiconductor and Storage Systems segments as a percentage of total consolidated revenues:

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

     Total revenues increased 15.5% to $1.49 billion in 1998 from $1.29 billion in 1997. Material factors resulting in this increase are additional revenues from Symbios after August 6, 1998, and increased demand for our component products used in communications and networking applications. The increase was offset in part by decreased demand for our component products used in computer product applications and lower average selling prices when expressed in dollars for component products used in computer and consumer product applications. Design and service revenues remained relatively consistent as compared to 1997 at 5% of total Semiconductor segment revenues. In 1997, all revenues were from the Semiconductor segment. During 1998, one customer represented 12% of our consolidated revenues.

     Total revenues increased to $1.29 billion in 1997 from $1.24 billion in 1996. Material factors resulting in the increase in revenues during 1997 were an increase in demand for our component products used in consumer and communication applications. The increase was offset in part by declines in demand for our component products used in computer applications and by lower average selling prices during 1997 as compared to 1996 when expressed in dollars. Design and service revenues remained relatively consistent as compared to 1996 at 6% of total revenues. One customer represented 22% in 1997 and 14% in 1996 of the Company's consolidated revenues.

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

     - Non-recurring inventory charges of $7.7 million.

     - Changes in product mix related to Symbios product additions from August 6, 1998;

     - Lower average selling prices, including the impact from currency fluctuations; and

     - Increased cost of sales from commencing operations at our new fabrication facility in Gresham, Oregon in December of 1998, including $11.8 million in lower of cost or market charges.

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

     We allocated amounts to IPR&D and intangible assets in the third quarter of 1998 in a manner consistent with widely recognized appraisal practices at the date of acquisition of Symbios. Subsequent to the acquisition, the SEC staff expressed views that took issue with certain appraisal practices generally employed in determining the fair value of the IPR&D that was the basis for our measurement of our IPR&D charge. The charge of $224.8 million, as first we reported, was based upon assumptions and appraisal methodologies the SEC has since announced it does not consider appropriate.

     As a result of computing IPR&D using the SEC preferred methodology, we decided to revise the amount originally allocated to IPR&D. We have revised earnings for 1998 and have amended our Report on Form 10-Q and Report on Form 8-K/A previously filed with the SEC. The revised quarterly results for the third and fourth quarters of 1998 are included in this Report under Part II, Item 8 "Financial Statements and Supplementary Data."

     The $145.5 million allocation of the purchase price to IPR&D was determined by identifying research projects in areas for which technological feasibility had not been established and no alternative future uses existed. We acquired technology consisting of storage and semiconductor research and development projects in process. The storage projects consist of designing controller modules, a new disk drive and a new version of storage management software with new architecture to improve performance and portability. The semiconductor projects consist of client/server products being designed with new architectures and protocols and a number of ASIC and peripheral products that are being custom designed to meet the specific needs of specific customers. The amounts of in-process research and development allocated to each category of projects was $50.7 million for storage projects, $69.1 million for client/server projects and $25.7 million for ASIC and peripheral projects.

     Net cash flows. The value of these projects was determined by estimating the expected cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated values as defined below. The net cash flows from the identified projects are based on our estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, and income taxes from those projects. These estimates are based on the assumptions mentioned below. The research and development costs included in the model reflect costs to sustain projects, but exclude costs to bring in-process projects to technological feasibility.

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

     Each of these phases has been subdivided into milestones, and then the status of each of the projects was evaluated as of August 6, 1998. We estimate as of the acquisition date, the storage projects in aggregate are approximately 74% complete and the aggregate costs to complete are $25.2 million ($5.7 million in 1998, $14.5 million in 1999 and $5.0 million in 2000). We estimate the semiconductor projects are approximately 60% complete for client/server projects and 55% complete for ASIC and peripheral projects. As of the acquisition date, we expect the cost to complete all semiconductor projects to be approximately $24.1 million ($8.7 million in 1998, $14.8 million in 1999 and $0.6 million in 2000).

     Substantially all of the IPR&D projects are expected to be completed and generating revenues within the 24 months following the acquisition date.

     However, development of these technologies remains a significant risk to us due to the remaining effort to achieve technical feasibility, rapidly changing customer markets and significant competitive threats from numerous companies. Failure to bring these products to market in a timely manner could adversely affect sales and profitability of the combined company in the future. Additionally, the value of other intangible assets acquired may become impaired. Our management and advisers believe that the restated IPR&D charge of $145.5 million is valued consistently with the SEC staff's current views regarding valuation methodologies. There can be no assurances, however, that the SEC staff will not take issue with any assumptions used in the Company's valuation model and require the Company to further revise the amount allocated to IPR&D.

     In July 1997, we acquired all issued and outstanding shares of the common stock of Mint Technology, Inc. ("Mint") for $9.5 million in cash and options to purchase approximately 681,726 shares of common stock with an intrinsic value of $11.3 million. The acquisition was accounted for as a purchase. (See Note 8 of the Notes.) Approximately $2.9 million of the purchase price was allocated to IPR&D and was expensed in the third quarter of 1997. The nature of the projects in process at the date of acquisition related to computer aided design tools, in particular, those that would be used for functional verification of the chip design. The additional costs to complete the tools were approximately $850,000 and were completed in the fourth quarter of 1997. The actual development timeline and costs were in line with estimates.

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

     INTEREST INCOME AND OTHER. Interest income and other decreased $ 24.6 million to $10.2 million in 1998 from $34.8 million in 1997. The decrease is primarily attributable to the combination of a reduction of $18 million in interest income generated from our lower average balances of cash, cash equivalents and short-term investments during 1998 and lower interest rates in 1998 as compared to 1997. The lower average balances of cash, cash equivalents and short term investments resulted primarily from cash outlays associated with the purchase of Symbios and purchases of property and equipment for the new fabrication facility in Gresham, Oregon. Additionally, we charged to other expense the following:

     - $8.1 million of surplus fixed assets; and

     - $14.3 million of our equity investment in two non-public technology companies with impairment indicators considered to be other than temporary. (See Note 1 of the Notes.)

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

     Restructuring costs include the following elements:

     - $37.2 million related primarily to fixed assets impaired as a result of the decision to close, by the third quarter of 1999, a manufacturing facility in Tsukuba, Japan;

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

     Other exit costs include $0.9 million related to payments made for early lease contract terminations and the write-down of surplus assets to their estimated realizable value: $0.7 million for the write-off of excess licenses for closed locations in Europe and $0.8 million of other exit costs associated with the consolidation of design centers worldwide.

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

     As of December 31, 1998, the remaining cash requirements will be related primarily to severance payouts. Cash requirements for severance payments are expected to be approximately $5 million in the first quarter of 1999 with the remaining $7 million spread evenly over the second and third quarter of 1999. We anticipate using our cash balances on hand at the time the severance distributions are made.

     As a result of the execution of the restructuring plan announced in the third quarter of 1998, we recognized reduced employee expenses in the fourth quarter of 1998 of approximately $4.0 million and expect to realize further savings of approximately $37.3 million in 1999. Depreciation expense savings of approximately $1.7 million were realized in the fourth quarter of 1998 and we expect to realize further savings of approximately $9.5 million in 1999. We will also realize additional savings of $2.6 million in 1999 related to the reduction in the number of engineering design centers and sales and administrative offices worldwide. These savings will include reduced lease and maintenance contract expenses. However, we cannot assure that the expected level of savings will be realized.

     The following table sets forth our 1998 restructuring reserves as of September 30, 1998, and activity against the reserve for the three month period ending December 31, 1998:

                                               SEPTEMBER 30, 1998                            DECEMBER 31,
                                                 RESTRUCTURING                 TRANSLATION       1998
                                                    EXPENSE         UTILIZED   ADJUSTMENT      BALANCE
                                               ------------------   --------   -----------   ------------
                                                                     (IN THOUSANDS)
Write-down of manufacturing facility(a)......       $37,200         $(35,700)    $   --        $ 1,500
Other fixed asset related charges(a).........        13,100          (13,100)        --             --
Payments to employees for severance(b).......        16,300           (4,700)        --         11,600
Lease terminations and maintenance
  contracts(c)...............................         4,700             (100)        --          4,600
Noncancelable purchase commitments (c).......         1,700             (100)        --          1,600
Other exit costs(c)..........................         2,400           (1,200)        --          1,200
Cumulative currency translation adjustment...                                     1,512          1,512
                                                    -------         --------     ------        -------
          Total..............................       $75,400         $(54,900)    $1,512        $22,012
                                                    =======         ========     ======        =======

---------------
(a) Amounts utilized represent a write-down of fixed assets due to impairment. The amounts were accounted for as a reduction of the assets and did not result in a liability. The $1.5 million balance for the write-down of the facility relates to machinery and equipment decommissioning costs.

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

     On August 5, 1998, we borrowed $150 million under the 364 day Facility and $485 million under the Revolver. On December 22, 1998, we borrowed an additional $30 million under the Revolver. The credit facilities allow for borrowings at adjustable rates of LIBOR/TIBOR with a 1.25% spread. As of December 31, 1998, the interest rate for the 364 day Facility and the Revolver ranged from 6.65% to 6.82%. Interest payments are due quarterly. The 364 day Facility expires on August 3, 1999, at which time borrowings outstanding are payable in full. The Revolver has a term of four years, with the principal to be reduced quarterly beginning on December 31, 1999. The Revolver includes a term loan sub-facility in the amount of 8.6 billion yen made available to JSI over the same term. The yen term loan sub-facility is for a period of four years with no required payments until it expires on August 5, 2002. As of December 31, 1998, the interest rate for the yen sub-facility was 1.99%. Pursuant to the restated credit agreement, on August 30, 1998, JSI repaid its existing 11.4 billion yen (US$79.2 million) credit facility and borrowed 8.6 billion yen (US$74 million translated at December 31, 1998) bearing interest at adjustable rates. Borrowings outstanding under the 364 day Facility and the Revolver including the yen sub-facility were $740 million as of December 31, 1998. JSI also had borrowings outstanding of approximately 85 million yen (US$0.7 million) at December 31, 1998.

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

     A 45 basis-point move in interest rates (10% of our weighted-average worldwide interest rate in 1998) affecting our floating-rate financial instruments as of December 31, 1998, including both debt obligations and investments, would have an insignificant effect on our pretax earnings over the next fiscal year. In 1997, an assumed 57 basis point move in interest rates (10% of our weighted-average worldwide interest rate in 1997) affecting our interest sensitive investments was also determined to have had an insignificant effect on our financial position, results of operations and cash flows.

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
                                                                ==========        ==========

                See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                            1998           1997           1996
                                                         -----------    -----------    -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues.............................................    $1,490,701     $1,290,275     $1,238,694
Costs and expenses:
  Cost of revenues...................................       867,278        675,153        695,002
  Research and development...........................       286,041        226,219        184,452
  Selling, general and administrative................       219,566        190,680        166,823
  Acquired in-process research and development.......       145,500          2,850             --
  Restructuring of operations and other non-recurring
     charges.........................................        75,400             --             --
  Amortization of intangibles........................        22,369          4,472          3,869
                                                         ----------     ----------     ----------
          Total costs and expenses...................     1,616,154      1,099,374      1,050,146
                                                         ----------     ----------     ----------
(Loss)/income from operations........................      (125,453)       190,901        188,548
Interest expense.....................................        (8,477)        (1,497)       (13,610)
Interest income and other............................        10,282         34,759         30,177
                                                         ----------     ----------     ----------
(Loss)/income before income taxes, minority interest
  and cumulative effect of change in accounting
  principle..........................................      (123,648)       224,163        205,115
Provision for income taxes...........................         7,916         62,748         57,432
                                                         ----------     ----------     ----------
(Loss)/income before minority interest and cumulative
  effect of change in accounting principle...........      (131,564)       161,415        147,683
Minority interest in net income of subsidiaries......            68            727            499
                                                         ----------     ----------     ----------
(Loss)/income before cumulative effect of change in
  accounting principle...............................      (131,632)       160,688        147,184
Cumulative effect of change in accounting
  principle..........................................            --         (1,440)            --
                                                         ----------     ----------     ----------
Net (loss)/income....................................    $ (131,632)    $  159,248     $  147,184
                                                         ==========     ==========     ==========
Basic earnings per share:
  (Loss)/income before cumulative effect of change in
     accounting principle............................    $    (0.93)    $     1.16     $     1.14
  Cumulative effect of change in accounting
     principle.......................................            --          (0.01)            --
                                                         ----------     ----------     ----------
  Net (loss)/ income.................................    $    (0.93)    $     1.15     $     1.14
                                                         ==========     ==========     ==========
Diluted earnings per share:
  (Loss)/income before cumulative effect of change in
     accounting principle............................    $    (0.93)    $     1.12     $     1.07
  Cumulative effect of change in accounting
     principle.......................................            --          (0.01)            --
                                                         ----------     ----------     ----------
  Net (loss)/income..................................    $    (0.93)    $     1.11     $     1.07
                                                         ==========     ==========     ==========
Shares used in computing per share amounts:
  Basic..............................................       140,799        138,576        128,899
                                                         ==========     ==========     ==========
  Dilutive...........................................       140,799        144,027        142,983
                                                         ==========     ==========     ==========

                See Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                              ACCUMULATED
                                   COMMON STOCK     ADDITIONAL                   OTHER
                                 ----------------    PAID-IN     RETAINED    COMPREHENSIVE
                                 SHARES    AMOUNT    CAPITAL     EARNINGS    INCOME/(LOSS)     TOTAL
                                 -------   ------   ----------   ---------   -------------   ----------
                                                             (IN THOUSANDS)
Balances at December 31,
  1995.........................  129,303   $1,293   $  853,538   $ 305,190     $ 56,225      $1,216,246
Net income.....................                                    147,184
Foreign currency translation
  adjustments..................                                                 (30,821)
Total comprehensive income.....                                                                 116,363
Purchases of common stock under
  stock repurchase program.....   (2,077)     (21)     (46,817)                                 (46,838)
Issuance to employees under
  stock option and purchase
  plans........................    1,780       18       19,680                                   19,698
Tax benefit of employee stock
  transactions.................                         10,750                                   10,750
                                 -------   ------   ----------   ---------     --------      ----------
Balances at December 31,
  1996.........................  129,006    1,290      837,151     452,374       25,404       1,316,219
Net income.....................                                    159,248
Foreign currency translation
  adjustments..................                                                 (37,876)
Total comprehensive income.....                                                                 121,372
Purchase of common stock under
  stock repurchase program.....   (2,400)     (24)     (59,857)                                 (59,881)
Issuance to employees under
  stock option and purchase
  plans........................    1,820       18       24,054                                   24,072
Tax benefit of employee stock
  transactions.................                         11,200                                   11,200
Issuance of stock from
  conversion of Convertible
  Subordinated Notes, net of
  deferred offering costs......   11,735      117      141,591                                  141,708
Intrinsic value of options
  issued in conjunction with
  the acquisition of Mint
  Technology, Inc..............                         11,283                                   11,283
                                 -------   ------   ----------   ---------     --------      ----------
Balances at December 31,
  1997.........................  140,161    1,401      965,422     611,622      (12,472)      1,565,973
Net loss.......................                                   (131,632)
Foreign currency translation
  adjustments..................                                                  31,909
Total comprehensive loss.......                                                                 (99,723)
Purchase of common stock under
  stock repurchase program.....     (445)      (4)      (5,657)                                  (5,661)
Issuance to employees under
  stock option and purchase
  plans........................    1,703       17       21,356                                   21,373
Tax benefit of employee stock
  transactions.................                          3,026                                    3,026
Fair value of options issued in
  conjunction with the
  acquisition of Symbios,
  Inc..........................                         25,147                                   25,147
                                 -------   ------   ----------   ---------     --------      ----------
Balances at December 31,
  1998.........................  141,419   $1,414   $1,009,294   $ 479,990     $ 19,437      $1,510,135
                                 =======   ======   ==========   =========     ========      ==========

                See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                         1998          1997           1996
                                                       ---------    -----------    -----------
                                                                   (IN THOUSANDS)
Operating activities:
Net (loss)/income..................................    $(131,632)   $   159,248    $   147,184
Adjustments:
  Depreciation and amortization....................      225,205        166,396        147,465
  Minority interest in net income of
     subsidiaries..................................           68            727            499
  Write-off of acquired in-process research and
     development...................................      145,500          2,850             --
  Non-cash restructuring and other related
     charges.......................................       75,400             --             --
  Gain on sale of stock investments................      (16,671)            --             --
  Changes in:
     Accounts receivable...........................       30,541        (32,014)        42,268
     Inventories...................................        6,520        (16,714)        46,675
     Current deferred tax assets...................      (23,694)       (20,131)         5,558
     Prepaid expenses and other assets.............      (42,448)       (10,397)         2,936
     Accounts payable..............................      (67,487)       111,310        (55,255)
     Accrued and other liabilities.................       21,479         38,128         14,599
                                                       ---------    -----------    -----------
  Net cash provided by operating activities........      222,781        399,403        351,929
                                                       ---------    -----------    -----------
Investing activities:
  Purchase of debt and equity securities
     available-for-sale............................     (326,979)    (1,134,838)    (1,117,885)
  Maturities and sales of debt and equity
     securities available-for-sale.................      631,755      1,319,823      1,055,183
  Purchase of non-marketable equity securities.....       (9,216)       (10,704)        (6,252)
  Purchases of property and equipment, net of
     retirements...................................     (329,092)      (513,298)      (361,776)
  Acquisition of Symbios, net of cash acquired.....     (763,683)            --             --
  Proceeds from sale of stock investments..........       23,106             --             --
  Acquisition of Mint Technology, Inc., net of cash
     acquired......................................           --         (6,863)            --
  Acquisition of stock from minority interest
     holders.......................................         (599)            --         (2,757)
                                                       ---------    -----------    -----------
  Net cash used in investing activities............     (774,708)      (345,880)      (433,487)
                                                       ---------    -----------    -----------
Financing activities:
  Proceeds from borrowings.........................      724,682         34,193        142,832
  Repayment of debt obligations....................     (100,275)       (89,362)       (54,185)
  Purchase of common stock under repurchase
     program.......................................       (5,661)       (59,881)       (46,838)
  Issuance of common stock, net....................       21,373         24,077         19,698
                                                       ---------    -----------    -----------
  Net cash provided by/(used in) financing
     activities....................................      640,119        (90,973)        61,507
                                                       ---------    -----------    -----------
Effect of exchange rate changes on cash and cash
  equivalents......................................        7,317         (5,038)        (5,670)
                                                       ---------    -----------    -----------
Increase/(decrease) in cash and cash equivalents...       95,509        (42,488)       (25,721)
                                                       ---------    -----------    -----------
Cash and cash equivalents at beginning of period...      104,571        147,059        172,780
                                                       ---------    -----------    -----------
Cash and cash equivalents at end of period.........    $ 200,080    $   104,571    $   147,059
                                                       =========    ===========    ===========
Supplemental non-cash disclosures:
  Conversion of subordinated debentures to common
     stock.........................................    $      --    $   141,708    $        --
                                                       =========    ===========    ===========
  Tax benefit of employee stock transactions.......    $   3,026    $    11,200    $    10,750
                                                       =========    ===========    ===========

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

     FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS. The estimated fair value amounts have been determined by the Company, using available market information and valuation methodologies considered to be appropriate. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts. The book value of the new debt at December 31, 1998 approximates fair value as the debt is at adjustable rates. (See Note 4 to the Notes.) The estimated fair value of financial instruments at December 31, 1997 was not significantly different from the values presented in the consolidated balance sheets.

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

     The Company paid approximately $767 million in cash for all of the outstanding capital stock of Symbios. The Company additionally paid approximately $6 million in direct acquisition costs and accrued an additional $6 million as payable to HEA relating to the resolution of certain obligations outlined in the Stock Purchase Agreement which were resolved in February of 1999 without a change to the accrual. The purchase was financed using a combination of cash reserves and a new credit facility bearing interest at adjustable rates. (See Note 4 of Notes to the Consolidated Financial Statements.) In addition, the Company assumed all of the options outstanding under Symbios' 1995 Stock Plan with a calculated Black-Scholes value of $25 million. The total purchase price of Symbios was $804 million.

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

     The amount allocated to IPR&D and intangible assets in the third quarter of 1998 was made in a manner consistent with widely recognized appraisal practices at the date of acquisition of Symbios. Subsequent to the acquisition, the SEC staff expressed views that took issue with certain appraisal practices generally employed in determining the fair value of the in-process research and development that was the basis for the Company's measurement of its in-process research and development charge. The charge of $224.8 million, as first reported by the Company, was based upon assumptions and appraisal methodologies the SEC has since announced it does not consider appropriate.

     As a result of computing in-process research and development using the SEC preferred methodology, the Company decided to revise the amount originally allocated to in-process research and development. The Company has revised earnings for the third quarter of 1998 and has amended its Report on Form 10-Q and Report on Form 8-K/A previously filed with the Securities Exchange Commission. The revised quarterly results for the third and fourth quarter of 1998 are included in this Annual Report on Form 10-K/A under Part II, Item 8 "Financial Statements and Supplementary Data."

     The $145.5 million allocation of the purchase price to IPR&D was determined by identifying research projects in areas for which technological feasibility had not been established and no alternative future uses existed. We acquired technology consisting of storage and semiconductor research and development projects in process. The storage projects consist of designing controller modules, a new disk drive and a new version of storage management software with new architectures to improve performance and portability. The semiconductor projects consist of client/server products being designed with new architectures and protocols and a number of ASIC and peripheral products that are being custom designed to meet the specific needs of specific customers. The amounts of in-process research and development allocated to each category of projects was $50.7 million for storage projects, $69.1 million for client/server projects and $25.7 million for ASIC and peripheral projects.

     The percentage of completion for each project was determined using milestones representing management's estimate of effort, value added, and degree of difficulty of the portion of each project completed as of August 6, 1998, as compared to the remaining research and development to be completed to bring each project to technical feasibility. The development process is grouped into three phases with each phase containing between one and five milestones. The three phases are: researching the market requirements and the engineering architecture and feasibility studies; the design and verification milestones; and the third phase of prototyping and testing the product (both internal to the Company and customer testing). Each of these phases has been subdivided into milestones and then the status of each of the projects was evaluated as of August 6, 1998. We estimate as of the acquisition date, the storage projects in aggregate are approximately 74% complete, semiconductor projects are approximately 60% complete for client/server projects and 55% complete for ASIC and peripheral projects.

     However, development of these technologies remains a significant risk to the Company due to the remaining effort to achieve technical feasibility, rapidly changing customer markets and significant competitive threats from numerous companies. Failure to bring these products to market in a timely manner could adversely affect sales and profitability of the combined company in the future. Additionally, the value of other intangible assets acquired may become impaired. Company management believes that the restated in-process research and development charge of $145.5 million is valued consistently with the SEC staff's current views regarding valuation methodologies. There can be no assurances, however, that the SEC staff will not take issue with any assumptions used in the Company's valuation model and require the Company to further revise the amount allocated to in-process research and development.

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

     The summary includes the impact of certain adjustments such as goodwill amortization, changes in depreciation, estimated changes in interest income because of cash outlays associated with the transaction and elimination of certain notes receivable assumed to be repaid as of the beginning of the periods presented, changes in interest expense because of the new debt entered into with the purchase (see discussion in Note 4 of the Notes) and the repayment of certain debt assumed to be repaid as of the beginning of the periods presented. Additionally, in-process research and development of $145.5 million discussed above has been excluded from the periods presented as it arose from the acquisition of Symbios. The restructuring charge of $75.4 million did not relate to the acquisition of Symbios (see Note 3 of the Notes) and accordingly was included in the preparation of the pro forma results.

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                         1998          1997
                                                      ----------    ----------
                                                            (UNAUDITED)
                                                       (IN THOUSANDS, EXCEPT
                                                         PER-SHARE AMOUNTS)
Revenue.............................................  $1,849,057    $1,909,744
Net income..........................................  $    3,003    $  130,294
Basic EPS...........................................  $     0.02    $     0.94
Diluted EPS.........................................  $     0.02    $     0.91

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

     Restructuring costs include $37.2 million related primarily to fixed assets impaired as a result of the decision to close, by the third quarter of 1999, a manufacturing facility in Tsukuba, Japan; $4.7 million for terminations of leases and maintenance contracts primarily in the U.S. and Europe; $1.7 million for non-cancelable purchase commitments primarily in Europe; $13.1 million in fixed asset and other asset write-downs primarily in the U.S., Japan and Europe; approximately $2.4 million in other exit costs, which result principally from the consolidation and closure of certain design centers, sales and administrative offices primarily in the U.S. and Europe; and work force reduction costs of $16.3 million. Other exit costs include $0.9 million related to payments made for early leave contract terminations and the write-down of surplus assets to their estimated realizable value; $0.7 million for the write-off of excess licenses for closed locations in Europe and $0.8 million of other exit costs associated with the consolidation of design centers worldwide. The workforce reduction costs primarily include severance costs related to involuntary termination of employment for approximately 900 employees from manufacturing in Japan, and engineering, sales, marketing and finance personnel located primarily in the U.S., Japan and Europe. The fair value of assets determined to be impaired in accordance with the guidance for assets to be held and used in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," were the result of independent appraisals and use of management estimates. Severance costs and other above noted exit costs were determined in accordance with EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The restructuring actions, as outlined by the plan, are intended to be executed to completion by September 30, 1999, one year from the date the reserve was taken.

     The following table sets forth the Company's 1998 restructuring reserves as of September 30, 1998 and activity against the reserve for the three month period ending December 31, 1998:

                                            SEPTEMBER 30, 1998
                                              RESTRUCTURING                   TRANSLATION    BALANCE
                                                 EXPENSE          UTILIZED    ADJUSTMENT     12/31/98
                                            ------------------    --------    -----------    --------
Write-down of manufacturing facility(a)...       $37,200          $(35,700)     $   --       $ 1,500
Other fixed asset related charges(a)......        13,100           (13,100)         --            --
Payments to employees for severance(b)....        16,300            (4,700)         --        11,600
Lease terminations and maintenance
  contracts(c)............................         4,700              (100)         --         4,600
Noncancelable purchase commitments (c)....         1,700              (100)         --         1,600
Other exit costs(c).......................         2,400            (1,200)         --         1,200
Cumulative currency translation
  adjustment..............................                                       1,512         1,512
                                                 -------          --------      ------       -------
          Total...........................       $75,400          $(54,900)     $1,512       $22,012
                                                 =======          ========      ======       =======

---------------
(a) Amounts utilized represent a write-down of fixed assets due to impairment. The amounts were accounted for as a reduction of the assets and did not result in a liability. The $1.5 million balance for the write-down of the facility relates to machinery and equipment decommissioning costs.

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

     On August 5, 1998, the Company borrowed $150 million under the 364 day Facility and $485 million under the Revolver. On December 22, 1998, the Company borrowed an additional $30 million under the Revolver. The credit facilities allow for borrowings at adjustable rates of LIBOR/TIBOR with a 1.25% spread. As of December 31, 1998, the interest rate for the 364 day Facility and the Revolver ranged from 6.65% to 6.82%. Interest payments are due quarterly. The 364 day Facility expires on August 3, 1999 at which time borrowings outstanding are payable in full. The Revolver is for a term of four years with the principal reduced quarterly beginning on December 31, 1999. The Revolver includes a term loan sub-facility in the amount of 8.6 billion yen made available to JSI over the same term. The yen term loan sub-facility is for a period of four years with no required payments until it expires on August 5, 2002. As of December 31, 1999, the interest rate for the yen sub-facility was 1.99%. Pursuant to the restated credit agreement, on August 30, 1998, JSI repaid it's existing 11.4 billion yen (US$79.2 million) credit facility and borrowed 8.6 billion yen (US$74 million at December 31, 1998) bearing interest at adjustable rates. Borrowings outstanding under the 364 day Facility and the Revolver including the yen sub-facility were $740 million as of December 31, 1998. JSI also had borrowings outstanding of approximately 85 million yen (US$0.7 million) at December 31, 1998. The Company paid approximately $3.8 million in debt issuance costs related to the new debt facility. This amount was capitalized as an other asset and is being amortized over the life of the credit facility.

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

     ACQUISITION OF MINT TECHNOLOGY. In July 1997, the Company acquired all issued and outstanding shares of common stock of Mint Technology, Inc. ("Mint"). Mint provides engineering services on a contract basis to help customers ensure timely and cost-effective completion of their design programs. Mint's consulting services specialize in the architectural specification, implementation and test of complex application-specific integrated circuits and field programmable gate array based system designs. The acquisition was accounted for as a purchase. The acquisition price consisted of $9.5 million in cash and options to purchase approximately 681,726 shares of common stock with an intrinsic value of $11.3 million. The intrinsic value of the stock is being expensed over four years. Approximately $2.9 million of the purchase price was allocated to in-process research and development and was expensed in the third quarter of 1997. Total goodwill recorded as part of the acquisition was $5.7 million and is being amortized over four years. Pro forma results of operations have not been presented as the amounts would not significantly differ from the Company's historical results. The nature of the projects in process at the date of acquisition related to computer aided design tools, in particular, those that would be used for functional verification of the chip design. The additional costs to complete the tools were approximately $850,000 and were completed in the fourth quarter of 1997. The actual development timeline and costs were in line with estimates.

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

     Compensation cost (included in pro forma net income and net income per share amounts) for the grant date fair value of the purchase rights granted under the Employee Plan was calculated using the Black-

Scholes model. The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the Company's Employee Plan:

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

NOTE 11 -- SEGMENT REPORTING AND FOREIGN OPERATIONS

     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company concluded that it operates in two reportable segments: the Semiconductor segment and the Storage Systems segment. In the Semiconductor segment, the Company designs, develops, manufactures and markets integrated circuits, including ASICs, ASSPs and related products and services. Semiconductor design and service revenues include engineering design services, licensing of LSI Logic's advanced design tools software, and technology transfer and support services. The Company's customers use these services in the design of increasingly advanced integrated circuits characterized by higher levels of functionality and performance. The proportion of revenues from ASIC design and related services compared to semiconductor product sales varies among customers depending upon their specific requirements. In the Storage Systems segment, the Company designs, manufactures, markets and supports high performance data storage management and storage systems solutions, including a complete line of RAID storage systems, subsystems and related software. The Storage Systems segment did not meet the requirements for a reportable segment as defined in SFAS No. 131.

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

                                   TABLE 11-3

               AGGREGATED OPTION(1) EXERCISES IN LAST FISCAL YEAR
                               AND YEAR-END VALUE

                                                                             NUMBER OF                      VALUE(1) OF
                                                                       SECURITIES UNDERLYING          UNEXERCISED IN-THE-MONEY
                                                                      UNEXERCISED OPTIONS HELD            OPTIONS HELD AT
                                        SHARES                           AT FISCAL YEAR END               FISCAL YEAR END
                                      ACQUIRED ON       VALUE       ----------------------------    ----------------------------
                NAME                  EXERCISE(#)    REALIZED($)    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                ----                  -----------    -----------    -----------    -------------    -----------    -------------
Wilfred J. Corrigan.................       -0-        $    -0-       1,250,000       1,075,000      $1,328,125        $   -0-
John P. Daane.......................       -0-        $    -0-         127,000         345,000      $   31,750        $   -0-
W. Richard Marz.....................       -0-        $    -0-         186,250         168,750      $      -0-        $   -0-
R. Douglas Norby....................    30,000        $520,688         178,750         253,750      $      -0-        $   -0-
Joseph M. Zelayeta..................       -0-        $    -0-         211,500         137,500      $1,353,500        $   -0-

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

                                                                PAGE IN
                                                              THIS REPORT
                                                                ON FORM
                                                                10-K/A
                                                              -----------
Consolidated Balance Sheets -- As of December 31, 1998 and
  1997......................................................     34
Consolidated Statements of Operations -- For the Three Years
  Ended December 31, 1998...................................     35
Consolidated Statements of Stockholders' Equity -- For the
  Three Years Ended December 31, 1998.......................     36
Consolidated Statements of Cash Flows -- For the Three Years
  Ended December 31, 1998...................................     37
Notes to Consolidated Financial Statements..................   38 - 56
Report of Independent Accountants...........................     57

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

10.29 Form of Indemnification Agreement entered and to be entered into between Registrant and our officers, directors and certain key employees.(12)*
10.35  Amended and Restated LSI Logic Corporation 1991 Equity
       Incentive Plan.(3)*
10.36  Lease Agreement dated February 28, 1991 for 765 Sycamore
       Drive, Milpitas, California between the Registrant and the Prudential Insurance Company of America.(12)
10.37  Stock Purchase Agreement dated as of January 20, 1995;
       Promissory Note dated January 26, 1995; Note Purchase
       Agreement dated as of January 26, 1995 in connection with our purchase of the minority interest in one of our Japanese subsidiaries.(13)
10.38  1995 Director Option Plan.(14)*
10.40  LSI Logic Corporation International Employee Stock Purchase
       Plan.(15)*
10.42  Amended and Restated Credit Agreement, dated as of September
       22, 1998, by and among Registrant, LLJS, ABN AMRO Bank and
       Lenders.(2)
10.43  Form of LSI Logic Corporation Change of Control Severance
       Agreement to be entered into by and among LSI Logic
       Corporation and each of its Executive Officers.**
10.44 LSI Logic Corporation Change of Control Agreement entered into on November 20, 1998, by and between LSI Logic
       Corporation and Wilfred J. Corrigan.**
10.45  Agreement and Plan of Reorganization and Merger dated
       February 21, 1999, among the Registrant, Stealth Acquisition
       Corporation and SEEQ Technology Incorporated.(16)
21.1   List of Subsidiaries.**
23.1   Consent of Independent Accountants.
24.1   Power of Attorney (reference is made to page 73).
27.1   Financial Data Schedule.**

---------------
 (1) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1997.

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

     On March 15, 1999, pursuant to Item 5 to report information set forth in the Registrant's press release dated March 9, 1999.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LSI LOGIC CORPORATION

                                          By: /s/ WILFRED J. CORRIGAN*

                                            ------------------------------------
                                                    Wilfred J. Corrigan
                                            Chairman and Chief Executive Officer

Dated: May 26, 1999

*By: /s/ DAVID E. SANDERS

     ---------------------------------------------
     David E. Sanders
     Attorney-in-Fact

                               INDEX TO EXHIBITS

 2.1 Agreement and Plan of Merger between LSI Logic Corporation and Mint Technology, Inc., dated July 22, 1997.(1)
 2.2 Stock Purchase Agreement dated as of June 28, 1998, by and among the Registrant, HEA and HEI.(2)
 2.3    First Amendment to Stock Purchase Agreement dated as of
        August 6, 1998, by and among the Registrant, HEA and HEI.(2)
 3.1    Amended and Restated Certificate of Incorporation of
        Registrant.(3)
 3.2    By-laws of Registrant.(4)
 3.3 Certificate of Amendment of Bylaws of LSI Logic Corporation dated November 20, 1998.(5)
 4.4    Mint Technology, Inc. Amended 1996 Stock Option Plan.(6)
 4.5    Registrant's Employee Stock Purchase Plan, as amended.(6)
 4.6    Symbios Logic, Inc. 1995 Stock Plan.(7)
 4.7 Amended and Restated Preferred Shares Rights Agreement dated as of November 20, 1998, between LSI Logic Corporation and
        BankBoston N.A.(8)
10.2 Registrant's 1982 Incentive Stock Option Plan, as amended, and forms of Stock Option Agreement.(9)*
10.8    Lease Agreement dated November 22, 1983 for 48580 Kato Road,
        Fremont, California between the Registrant and Bankamerica
        Realty Investors.(10)
10.24   Registrant's 1986 Directors' Stock Option Plan and forms of
        Stock Option Agreements.(11)*
10.29 Form of Indemnification Agreement entered and to be entered into between Registrant and our officers, directors and certain key employees.(12)*
10.35   Amended and Restated LSI Logic Corporation 1991 Equity
        Incentive Plan.(3)*
10.36   Lease Agreement dated February 28, 1991 for 765 Sycamore
        Drive, Milpitas, California between the Registrant and the Prudential Insurance Company of America.(12)
10.37   Stock Purchase Agreement dated as of January 20, 1995;
        Promissory Note dated January 26, 1995; Note Purchase
        Agreement dated as of January 26, 1995 in connection with our purchase of the minority interest in one of our Japanese subsidiaries.(13)
10.38   1995 Director Option Plan.(14)*
10.40   LSI Logic Corporation International Employee Stock Purchase
        Plan.(15)*
10.42   Amended and Restated Credit Agreement, dated as of September
        22, 1998, by and among Registrant, LLJS, ABN AMRO Bank and
        Lenders.(2)
10.43   Form of LSI Logic Corporation Change of Control Severance
        Agreement to be entered into by and among LSI Logic
        Corporation and each of its Executive Officers.**
10.44 LSI Logic Corporation Change of Control Agreement entered into on November 20, 1998, by and between LSI Logic
        Corporation and Wilfred J. Corrigan.**
10.45   Agreement and Plan of Reorganization and Merger dated
        February 21, 1999, among the Registrant, Stealth Acquisition
        Corporation and SEEQ Technology Incorporated.(16)
21.1    List of Subsidiaries.**
23.1    Consent of Independent Accountants.
24.1    Power of Attorney (reference is made to page 73).
27.1    Financial Data Schedule.**

---------------
 (1) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1997.

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