Form 10-K/A
period 1998-12-31
LSI LOGIC CORP
filed 1999-07-29
CIK 703360

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

               YEAR                    AMOUNT    PERCENT OF REVENUE
               ----                   --------   ------------------
1996...............................   $187,749           15%
1997...............................   $229,735           17%
1998...............................   $291,125           19%

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

     HIGH CAPITAL REQUIREMENTS AND HIGH FIXED COSTS CHARACTERIZE OUR BUSINESS, AND WE FACE A RISK THAT REQUIRED CAPITAL MIGHT BE UNAVAILABLE WHEN WE NEED
IT. In order to remain competitive, we must continue to make significant investments in new facilities and capital equipment. We spent $330 million in 1998, net of retirements and refinancings, on investments in new facilities and capital equipment (not including facilities and capital equipment acquired with Symbios), and we expect to spend approximately $200 million during 1999. We expect to continue to make significant investments in new facilities and capital equipment. We believe that we will be able to meet our operating and capital requirements and obligations for the foreseeable future using existing liquid resources, funds generated from our operations and our ability to borrow funds. We believe that our level of liquid resources is important, and we may seek additional equity or debt financing from time to time. However, we cannot assure you that additional financing will be available when needed or, if available, will be on favorable terms. Moreover, any future equity or convertible debt financing will decrease existing stockholders' percentage equity ownership and may result in dilution, depending on the price at which the equity is sold or the debt is converted. In addition, the high level of capital expenditures required to remain competitive results in relatively high fixed costs. If demand for our products does not absorb additional capacity, the fixed costs and operating expenses related to increases in our production capacity could have a material adverse impact on our operating results and financial condition.

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

     OUR MARKETING STRATEGY CREATES RISKS ASSOCIATED WITH CUSTOMER CONCENTRATION. We expect that we will become increasingly dependent on a limited number of customers for a substantial portion of our net revenues as a result of our strategy to direct our marketing and selling efforts toward selected customers. During 1998, Sony Corporation accounted for 12% of net revenues. We fill Sony's orders as they are placed and accepted. We do not have a supply contract with Sony and Sony is not obligated to purchase LSI's products.

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

PRINCIPAL LOCATIONS

 NO. OF                                   LEASED/     TOTAL
BUILDINGS            LOCATION              OWNED     SQ. FT.                  USE
---------            --------             -------    -------                  ---
    7        Milpitas, CA                 Leased     609,410    Executive Offices,
                                                                Administration, Engineering
    2        Fremont, CA                  Leased     128,000    Manufacturing, Engineering and
                                                                Administration
    1        Fremont, CA                   Owned      65,000    Manufacturing
    2        Santa Clara, CA              Leased      83,290    Research and Development
    1        Fremont, CA                  Leased      39,246    Logistics
    3        Gresham, OR                   Owned     532,400    Executive Offices, Engineering,
                                                                Manufacturing
    1        Bracknell, United Kingdom    Leased      70,000    Executive Offices, Design
                                                                Center, Sales
    1        Tokyo, Japan                 Leased      24,263    Executive Offices, Design
                                                                Center, Sales
    7        Tsukuba, Japan                Owned     334,541    Executive Offices, Manufacturing
    1        Etobicoke, Canada            Leased      14,005    Design Center, Sales
    1        Tsuen Wan, Hong Kong          Owned      26,000    Manufacturing Control, Assembly
                                                                & Test
    3        Colorado Springs, CO          Owned     449,000    Executive Offices, Manufacturing
    2        Fort Collins, CO              Owned     270,000    Executive Offices, Manufacturing
    1        Wichita, KS                   Owned     332,000    Executive Offices, Manufacturing

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

     A lawsuit alleging patent infringement has been filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation, Limited Partnership against eighty-eight electronics industry companies, including us. The case number is CJV99-0377PHXRGS. The patents involved in this lawsuit generally relate to semiconductor manufacturing and computer imaging, including the use of bar coding for automatic identification of articles. While we cannot make any assurances regarding the eventual resolution of this matter, we do not believe it will have a material adverse effect on our consolidated results of operations or financial conditions

     We are a party to other litigation matters and claims which are normal in the course of our operations, and while the results of such litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a materially adverse effect on our consolidated financial position or results of operations.

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

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR CONSOLIDATED SUMMARY

                                                                    YEAR ENDED DECEMBER 31ST
                                                 --------------------------------------------------------------
                                                    1998         1997         1996         1995         1994
                                                 ----------   ----------   ----------   ----------   ----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues.......................................  $1,516,891   $1,322,626   $1,271,855   $1,288,790   $  923,663
                                                 ----------   ----------   ----------   ----------   ----------
Costs and expenses
  Cost of revenues.............................     884,598      694,274      716,755      679,588      535,383
  Research and development.....................     291,125      229,735      187,749      126,911      102,351
  Selling, general and administrative..........     226,258      196,359      171,733      163,286      130,671
  Acquired in-process research and
    development................................     145,500        2,850           --           --           --
  Restructuring of operations and other
    non-recurring charges......................      75,400           --           --         (114)       4,647
  Amortization of intangibles..................      22,369        4,472        3,869        2,296        1,022
                                                 ----------   ----------   ----------   ----------   ----------
         Total costs and expenses..............   1,645,250    1,127,690    1,080,106      971,967      774,074
                                                 ----------   ----------   ----------   ----------   ----------
(Loss)/income from operations..................    (128,359)     194,936      191,749      316,823      149,589
Interest expense...............................      (8,865)      (1,860)     (13,850)     (16,776)     (18,867)
Interest income and other......................       7,719       34,891       30,483       35,448       19,855
                                                 ----------   ----------   ----------   ----------   ----------
(Loss)/income before income taxes, minority
  interest and cumulative effect of change in
  accounting principle.........................    (129,505)     227,967      208,382      335,495      150,577
Provision for income taxes.....................       9,905       60,819       57,521       93,790       43,684
                                                 ----------   ----------   ----------   ----------   ----------
(Loss)/income before minority interest and
  cumulative effect of change in accounting
  principle....................................    (139,410)     167,148      150,861      241,705      106,893
Minority interest in net income of
  subsidiaries.................................          68          727          499        3,042        3,747
                                                 ----------   ----------   ----------   ----------   ----------
(Loss)/income before cumulative effect of
  change in accounting principle...............    (139,478)     166,421      150,362      238,663      103,146
Cumulative effect of change in accounting
  principle....................................          --       (1,440)          --           --           --
                                                 ----------   ----------   ----------   ----------   ----------
Net (loss)/income..............................  $ (139,478)  $  164,981   $  150,362   $  238,663   $  103,146
                                                 ==========   ==========   ==========   ==========   ==========
Basic earnings per share:
  (Loss)/income before cumulative effect of
    change in accounting principle.............  $    (0.97)  $     1.18   $     1.15   $     1.89   $     0.95
  Cumulative effect of change in accounting
    principle..................................          --        (0.01)          --           --           --
                                                 ----------   ----------   ----------   ----------   ----------
  Net (loss)/income............................  $    (0.97)  $     1.17   $     1.15   $     1.89   $     0.95
                                                 ==========   ==========   ==========   ==========   ==========
Diluted earnings per share:
  (Loss)/income before cumulative effect of
    change in accounting principle.............  $    (0.97)  $     1.15   $     1.08   $     1.72   $     0.86
  Cumulative effect of change in accounting
    principle..................................          --        (0.01)          --           --           --
                                                 ----------   ----------   ----------   ----------   ----------
  Net (loss)/ income...........................  $    (0.97)  $     1.14   $     1.08   $     1.72   $     0.86
                                                 ==========   ==========   ==========   ==========   ==========
Year-end status:
  Total assets.................................  $2,823,805   $2,155,365   $1,974,628   $1,865,708   $1,289,126
  Long-term debt...............................  $  559,671   $   70,346   $  261,508   $  201,033   $  264,351
  Stockholders' equity.........................  $1,524,473   $1,586,382   $1,330,528   $1,227,029   $  549,474
                                                 ----------   ----------   ----------   ----------   ----------

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

     On June 22, 1999 the Company completed a merger of Stealth Acquisition Corporation, a wholly-owned subsidiary of the Company, with SEEQ Technology, Inc. ("SEEQ") in a transaction accounted for as a pooling of interests, and SEEQ became a wholly-owned subsidiary of the Company. All financial information has been restated retroactively to reflect the combined operations of the Company and SEEQ as if the merger had occurred at the beginning of earliest period presented. Prior to the merger, SEEQ's fiscal year-end was the last Sunday in September of each year whereas the Company operations on a 52/53 week fiscal year ending on December 31. SEEQ's financial information has been recast to conform to the Company's year-end.

     Revenues for LSI Logic increased 15.5% to $1.52 billion in 1998 from $1.32 billion in 1997. The increase is primarily attributable to revenues generated as a result of our purchase of Symbios, Inc. ("Symbios") from Hyundai Electronics America ("HEA") on August 6, 1998. We recorded a loss from operations of $128.4 million for 1998 compared to income from operations of $194.9 million in 1997. The loss from operations in 1998 is primarily a result of a restructuring charge of $75.4 million in the third quarter of 1998, a $145.5 million charge for acquired in-process research and development and an additional $16.8 million of goodwill amortization stemming from the acquisition of Symbios. The charges stemming from restructuring actions, the in-process research and development and goodwill amortization are discussed further below and in Notes 2 and 3 of Notes to the Consolidated Financial Statements (referred to hereafter as "Notes"). The net loss for the year ended December 31, 1998 was $139.5 million or $0.97 loss per diluted share compared to net income for the same period in 1997 of $165.0 million or $1.14 income per diluted share.

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

RESULTS OF OPERATIONS

     REVENUE. In 1998, we adopted Statement of Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." We concluded that we operate in two reportable segments: the Semiconductor segment and the Storage Systems segment. In the Semiconductor segment, we design, develop, manufacture and market integrated circuits, including application-specific integrated circuits ("ASICs"), application-specific standard products ("ASSPs") and related products and services. Semicon-ductor design and service revenues include engineering design services, licensing of LSI Logic's advanced design tools software, and technology transfer and support services. Our customers use these services in the design of increasingly advanced integrated circuits characterized by higher levels of functionality and performance. The proportion of revenues from ASIC design and related services compared to semiconductor product sales varies among customers depending upon their specific requirements. In the Storage Systems segment, we design, manufacture, market and support high performance data storage management and storage systems solutions, including a complete line of Redundant Array of Independent Disks ("RAID") storage systems, subsystems and related software. The following table describes revenues from the Semiconductor and Storage Systems segments as a percentage of total consolidated revenues:

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

     Total revenues increased 15.2% to $1.52 billion in 1998 from $1.32 billion in 1997. Material factors resulting in this increase are additional revenues from Symbios after August 6, 1998, and increased demand for our component products used in communications and networking applications. The increase was offset in part by decreased demand for our component products used in computer product applications and lower average selling prices when expressed in dollars for component products used in computer and consumer product applications. Design and service revenues remained relatively consistent as compared to 1997 at 5% of total Semiconductor segment revenues. In 1997, all revenues were from the Semiconductor segment. During 1998, one customer represented 12% of our consolidated revenues.

     Total revenues increased to $1.32 billion in 1997 from $1.27 billion in 1996. Material factors resulting in the increase in revenues during 1997 were an increase in demand for our component products used in consumer and communication applications. The increase was offset in part by declines in demand for our component products used in computer applications and by lower average selling prices during 1997 as compared to 1996 when expressed in dollars. Design and service revenues remained relatively consistent as compared to 1996 at 6% of total revenues. One customer represented 22% in 1997 and 14% in 1996 of the Company's consolidated revenues.

     OPERATING COSTS AND EXPENSES. Key elements of the consolidated statements of operations, expressed as a percentage of revenues, were as follows:

                                                              1998     1997    1996
                                                              -----    ----    ----
Gross profit margin.........................................   42 %    48%     44%
Research and development expense............................   19 %    17%     15%
Selling, general and administrative expense.................   15 %    15%     14%
(Loss)/income from operations...............................   (8)%    15%     15%

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

     RESEARCH AND DEVELOPMENT. Total research and development ("R&D") increased 26.7% or $61.4 million to $291.1 million during 1998 as compared to 1997. The increase is attributable to the following:

     - Research and development expenditures for Symbios included in our consolidated financial statements since August 6, 1998;

     - Expenditures related to the continued development of advanced sub-micron products and process technologies; and

     - Upgrade from 6 inch to 8 inch wafer fabrication capability at our Santa Clara, California research and development facility.

     As a percentage of revenues, R&D expenses were 19% in 1998, 17% in 1997, and 15% in 1996. Total R&D expenses increased from previous years' R&D spending by $42 million to $229.7 million in 1997 and by $61 million to $187.7 million in 1996. The increase in 1997 as compared to 1996 was primarily attributed to increased compensation and staffing levels and expansions of our product development centers as we continued to develop higher technology sub-micron products and the related manufacturing, packaging and design processes. As we continue our commitment to technological leadership in our markets and realize the benefit of cost savings from our restructuring programs in the third quarter of 1998, we are targeting our research and development investment in the second half of 1999 to be approximately 13% to 15% of revenues.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses ("SG&A") increased $30.0 million during 1998 as compared to 1997. The increase is primarily attributable to SG&A expenses from Symbios since August 6, 1998. SG&A expenses as a percentage of revenue were 15% in 1998 and 1997 and 14% in 1996.

     SG&A expenses increased $25 million in 1997 and $8 million in 1996 from previous years' SG&A spending. The increases during 1997 and 1996 are primarily attributable to increased information technology costs related to upgrading our business systems and infrastructure. We are targeting SG&A expenses to decline in 1999 to 13% of revenues as the benefit of cost savings are realized during 1999 from the restructuring programs established in the third quarter of 1998.

     IN-PROCESS RESEARCH AND DEVELOPMENT. We reduced our estimate of the amount allocated to in-process research and development("IPR&D") by $79.3 million from the $224.8 million amount previously reported in the third quarter of 1998 to $145.5 million for the year ended December 31, 1998. Amortization of intangibles increased by $4.3 million from $18.1 million to $22.4 million for the year ended December 31, 1998. The basic loss per share and loss per share assuming dilution decreased from $1.51 to $0.97 for the year ending December 31, 1998.

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

     INTEREST EXPENSE. Interest expense increased to $8.9 million in 1998 from $1.9 million in 1997. The increase is primarily attributable to interest expense on the new debt facility with a bank which we entered into to fund the purchase of Symbios. (See Notes 2 and 4 of the Notes.) It was offset in part by the capitalization of interest as part of the construction at our new manufacturing facility in Gresham, Oregon. Interest expense was $1.9 million in 1997 compared to $13.9 million in 1996. The decrease resulted from the conversion of all of our $144 million, 5 1/2% Convertible Subordinated Notes to common stock on March 24, 1997 (See Note 4 of the Notes) and the capitalization of interest as part of the construction of the Gresham facility.

     INTEREST INCOME AND OTHER. Interest income and other decreased $27.2 million to $7.7 million in 1998 from $34.9 million in 1997. The decrease is primarily attributable to the combination of a reduction of $18 million in interest income generated from our lower average balances of cash, cash equivalents and short-term investments during 1998 and lower interest rates in 1998 as compared to 1997. The lower average balances of cash, cash equivalents and short term investments resulted primarily from cash outlays associated with the purchase of Symbios and purchases of property and equipment for the new fabrication facility in Gresham, Oregon. Additionally, we charged to other expense the following:

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

     Interest and other income increased $4.7 million in 1997 compared to 1996. The increase was primarily attributable to a decrease in foreign exchange losses from $6.9 million in 1996 to $1.6 million in 1997, which related primarily to a reduced foreign exchange exposure at our European sales affiliate. In addition, we received other income from insurance settlement proceeds, the disposal of land owned by a European affiliate and other miscellaneous gains. These gains were offset in part by losses on the final sale of equipment from the Company's Milpitas wafer manufacturing facility. (See Note 7 of the Notes.)

     PROVISION FOR INCOME TAXES. In 1998, we recorded a provision for income taxes with an effective tax rate of 8%. The tax rate in 1998 was impacted by the write-offs relating to IPR&D and restructuring charges during the third quarter of 1998, which are not currently deductible for tax purposes. Excluding these charges, the effective tax rate would have been 25%. The rates were 27% and 28% in 1997 and 1996, respectively. The tax rate in the years presented was lower than the U.S. statutory rate primarily due to earnings of our foreign subsidiaries taxed at lower rates and the utilization of prior loss carryovers and other tax credits.

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

     Our costs to date related to the Year 2000 issue consist primarily of reallocation of internal resources to evaluate and assess systems and products as described above and to plan our remediation and testing efforts. We have not maintained detailed accounting records, but based on our review of department budgets and staff allocations, we believe these costs to be immaterial. We currently estimate that the total cost of ongoing assessment, remediation, testing and planning directly related to Year 2000 issues will amount to approximately $15 million. Of this, approximately $8 million is expected to consist of expenses attributed to redeployment of labor resources and overhead, $3 million for the cost of software and external consulting fees and $4 million for additional capital expenditures. The capital expenditures represent the early replacement of information technology equipment and software to obtain the full benefits of Year 2000 protections versus the normal technical obsolescence replacement cycle. The estimate is based on the current assessment of the projects and is subject to change as the projects progress. We cannot assure you that remediation and testing will not identify issues which require additional expenditure of material amounts which could result in an adverse impact on financial results in future reporting periods.

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

FINANCIAL CONDITION AND LIQUIDITY

     Cash, cash equivalents and short-term investments decreased by $209.0 million in 1998 to $291.5 million from $500.5 million in 1997. The decrease is primarily attributable to a combination of the following elements:

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

     Cash, cash equivalents and short-term investments decreased by $221.4 million in 1997 to $500.5 million from $721.9 million in 1996. The decrease was primarily attributable to capital additions, increases in the repayment of debt obligations (net of borrowings), and repurchases of our common stock. It was offset in part by an increase in cash from operations and proceeds received from employee stock transactions.

     Working capital decreased by $210.0 million to $238.7 million in 1998 from $448.7 million in 1997. The decrease primarily reflects the combined effect of the following elements:

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

     During 1998, the Company generated $222.8 million in cash and cash equivalents from operating activities compared to $403.9 million in 1997. The decrease in cash generated was primarily attributable to the following elements:

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

     Cash and cash equivalents generated from operating activities in 1997 was $403.9 million compared to $353.2 million in 1996. The increase was primarily attributable to increases in accounts payable and net income before depreciation and amortization, partially offset by increases in inventories, prepaids and other assets and accounts receivable. Increased sales and manufacturing activities in response to higher customer demand contributed to increases in accounts receivable, accounts payable and inventories.

     Cash and cash equivalents used in investing activities was $772.8 million in 1998. The primary investing activities during 1998 included the following:

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

     Cash and cash equivalents used in investing activities were $344.8 million during 1997 compared to $432.7 million in 1996. The primary investing activities during 1997, other than short-term investment in available-for-sale debt and equity securities, included purchases of property and equipment, the acquisition of Mint and additional investment in non-marketable shares of other technology companies.

     We believe that maintaining technological leadership in the highly competitive worldwide semiconductor industry requires substantial ongoing investment in advanced manufacturing capacity. Capital additions were $329.9 million in 1998 and $513.4 million in 1997, net of retirements and refinancings. The additions were primarily for property and equipment related to construction of the new wafer fabrication facility in Gresham. Since the construction of the initial phase of the new facility reached completion in the fourth quarter of 1998, we expect to maintain the level of capital expenditures below $200 million in 1999.

     Cash and cash equivalents provided by financing activities during 1998 totaled $639.0 million compared to $91.7 million used in financing activities in 1997. The increase in cash provided by financing activities in 1998 relates primarily to $725 million in proceeds from the new debt facility entered into to help fund the purchase of Symbios (See Note 4 of the Notes) and $22 million in proceeds from the sale of common stock issued pursuant to our employee stock purchase and stock option plans. The increase to cash from financing activities was offset by the repayment of $102 million in borrowings and the repurchase of shares of our common stock during 1998 for approximately $6 million. (See Note 9 of the Notes.)

     Cash and cash equivalents used in financing activities during 1997 amounted to $91.7 million. This included repayment of debt obligations totaling $56 million (net of borrowings) and $60 million used to repurchase shares of our common stock. This total was partially offset by proceeds received from employee stock transactions of $24 million. (See Note 9 of the Notes.) In February 1997, we called for redemption of our $144 million, 5 1/2% Convertible Subordinated Notes. The holders of these instruments elected to convert them to common stock at a conversion price of $12.25 per share. The conversion resulted in the issuance of 11.7 million shares of common stock. (See
Note 4 of the Notes.)

     On August 5, 1998, LSI Logic Corporation, JSI and ABN AMRO entered into a credit agreement. The credit agreement was restated and superseded by the Amended and Restated Credit Agreement dated as of September 22, 1998 and thereafter syndicated to a group of lenders determined by ABN AMRO and LSI Logic. The credit agreement consists of two credit facilities: a $575 million senior unsecured reducing revolving credit facility ("Revolver"), and a $150 million senior unsecured revolving credit facility ("364 day Facility").

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CONSOLIDATED BALANCE SHEETS

                                  A S S E T S

                                                                        DECEMBER 31,
                                                              --------------------------------
                                                                   1998              1997
                                                              --------------    --------------
                                                              (IN THOUSANDS, EXCEPT PER-SHARE
                                                                          AMOUNTS)
Cash and cash equivalents...................................    $  210,306        $  114,087
Short-term investments......................................        81,220           386,369
Accounts receivable, less allowance for doubtful accounts
  of $3,537 and $2,683......................................       249,106           215,912
Inventories.................................................       181,440           106,072
Deferred tax assets.........................................        62,699            41,034
Prepaid expenses and other current assets...................        52,250            28,432
                                                                ----------        ----------
          Total current assets..............................       837,021           891,906
                                                                ----------        ----------
Property and equipment, net.................................     1,486,256         1,128,023
Goodwill and other intangibles..............................       332,779            20,852
Other assets................................................       167,749           114,584
                                                                ----------        ----------
          Total assets......................................    $2,823,805        $2,155,365
                                                                ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................    $  195,228        $  213,491
Accrued salaries, wages and benefits........................        47,988            39,005
Other accrued liabilities...................................       109,236            57,767
Income taxes payable........................................        57,993            87,304
Current portion of long-term obligations....................       187,852            45,662
                                                                ----------        ----------
          Total current liabilities.........................       598,297           443,229
                                                                ----------        ----------
Long-term obligations and deferred income taxes.............       695,797           120,557
                                                                ----------        ----------
Minority interest in subsidiaries...........................         5,238             5,197
                                                                ----------        ----------
Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred shares; $.01 par value; 2,000 shares authorized...            --                --
Common stock; $.01 par value; 450,000 shares authorized;
  143,867 and 142,480 shares outstanding....................         1,439             1,424
Additional paid-in capital..................................     1,135,219         1,089,574
Retained earnings...........................................       368,378           507,856
Accumulated other comprehensive income/(loss)...............        19,437           (12,472)
                                                                ----------        ----------
          Total stockholders' equity........................     1,524,473         1,586,382
                                                                ----------        ----------
          Total liabilities and stockholders' equity........    $2,823,805        $2,155,365
                                                                ==========        ==========

                See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                            1998           1997           1996
                                                         -----------    -----------    -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues.............................................     1,516,891      1,322,626      1,271,855
Costs and expenses:
  Cost of revenues...................................       884,598        694,274        716,755
  Research and development...........................       291,125        229,735        187,749
  Selling, general and administrative................       226,258        196,359        171,733
  Acquired in-process research and development.......       145,500          2,850             --
  Restructuring of operations and other non-recurring
     charges.........................................        75,400             --             --
  Amortization of intangibles........................        22,369          4,472          3,869
                                                         ----------     ----------     ----------
          Total costs and expenses...................     1,645,250      1,127,690      1,080,106
                                                         ----------     ----------     ----------
(Loss)/income from operations........................      (128,359)       194,936        191,749
Interest expense.....................................        (8,865)        (1,860)       (13,850)
Interest income and other............................         7,719         34,891         30,483
                                                         ----------     ----------     ----------
(Loss)/income before income taxes, minority interest
  and cumulative effect of change in accounting
  principle..........................................      (129,505)       227,967        208,382
Provision for income taxes...........................         9,905         60,819         57,521
                                                         ----------     ----------     ----------
(Loss)/income before minority interest and cumulative
  effect of change in accounting principle...........      (139,410)       167,148        150,861
Minority interest in net income of subsidiaries......            68            727            499
                                                         ----------     ----------     ----------
(Loss)/income before cumulative effect of change in
  accounting principle...............................      (139,478)       166,421        150,362
Cumulative effect of change in accounting
  principle..........................................            --         (1,440)            --
                                                         ----------     ----------     ----------
Net (loss)/income....................................      (139,478)       164,981        150,362
                                                         ==========     ==========     ==========
Basic earnings per share:
  (Loss)/income before cumulative effect of change in
     accounting principle............................         (0.97)    $     1.18     $     1.15
  Cumulative effect of change in accounting
     principle.......................................            --          (0.01)            --
                                                         ----------     ----------     ----------
  Net (loss)/ income.................................    $    (0.97)    $     1.17     $     1.15
                                                         ==========     ==========     ==========
Diluted earnings per share:
  (Loss)/income before cumulative effect of change in
     accounting principle............................    $    (0.97)    $     1.15     $     1.08
  Cumulative effect of change in accounting
     principle.......................................            --          (0.01)            --
                                                         ----------     ----------     ----------
  Net (loss)/income..................................         (0.97)          1.14     $     1.08
                                                         ==========     ==========     ==========
Shares used in computing per share amounts:
  Basic..............................................       143,153        140,880        131,181
                                                         ==========     ==========     ==========
  Dilutive...........................................       143,153        146,446        145,423
                                                         ==========     ==========     ==========

                See Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                              ACCUMULATED
                                   COMMON STOCK     ADDITIONAL                   OTHER
                                 ----------------    PAID-IN     RETAINED    COMPREHENSIVE
                                 SHARES    AMOUNT    CAPITAL     EARNINGS    INCOME/(LOSS)     TOTAL
                                 -------   ------   ----------   ---------   -------------   ----------
                                                             (IN THOUSANDS)
Balances at December 31,
  1995.........................  131,579   $1,316   $  976,975   $ 192,513     $ 56,225      $1,227,029
Net income.....................                                    150,362
Foreign currency translation
  adjustments..................                                                 (30,821)
Total comprehensive income.....                                                                 119,541
Purchases of common stock under
  stock repurchase program.....   (2,077)     (21)     (46,817)                                 (46,838)
Issuance to employees under
  stock option and purchase
  plans........................    1,803       18       20,028                                   20,046
Tax benefit of employee stock
  transactions.................                         10,750                                   10,750
                                 -------   ------   ----------   ---------     --------      ----------
Balances at December 31,
  1996.........................  131,305    1,313      960,936     342,875       25,404       1,330,528
Net income.....................                                    164,981
Foreign currency translation
  adjustments..................                                                 (37,876)
Total comprehensive income.....                                                                 127,105
Purchase of common stock under
  stock repurchase program.....   (2,400)     (24)     (59,857)                                 (59,881)
Issuance to employees under
  stock option and purchase
  plans........................    1,840       19       24,420                                   24,439
Tax benefit of employee stock
  transactions.................                         11,200                                   11,200
Issuance of stock from
  conversion of Convertible
  Subordinated Notes, net of
  deferred offering costs......   11,735      117      141,591                                  141,708
Intrinsic value of options
  issued in conjunction with
  the acquisition of Mint
  Technology, Inc..............                         11,283                                   11,283
                                 -------   ------   ----------   ---------     --------      ----------
Balances at December 31,
  1997.........................  142,480    1,425    1,089,573     507,856      (12,472)      1,586,382
Net loss.......................                                   (139,478)
Foreign currency translation
  adjustments..................                                                  31,909
Total comprehensive loss.......                                                                (107,569)
Purchase of common stock under
  stock repurchase program.....     (445)      (4)      (5,657)                                  (5,661)
Issuance to employees under
  stock option and purchase
  plans........................    1,832       18       21,724                                   21,742
Common stock to be issued for
  litigation settlement........                          1,406                                    1,406
Tax benefit of employee stock
  transactions.................                          3,026                                    3,026
Fair value of options issued in
  conjunction with the
  acquisition of Symbios,
  Inc..........................                         25,147                                   25,147
                                 -------   ------   ----------   ---------     --------      ----------
Balances at December 31,
  1998.........................  143,867   $1,439   $1,135,219   $ 368,378     $ 19,437      $1,524,473
                                 =======   ======   ==========   =========     ========      ==========

                See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                         1998          1997           1996
                                                       ---------    -----------    -----------
                                                                   (IN THOUSANDS)
Operating activities:
Net (loss)/income..................................    $(139,478)   $   164,981    $   150,362
Adjustments:
  Depreciation and amortization....................      227,424        168,246        148,875
  Common stock issued for litigation...............        1,406
  Minority interest in net income of
     subsidiaries..................................           68            727            499
  Write-off of acquired in-process research and
     development...................................      145,500          2,850             --
  Non-cash restructuring and other related
     charges.......................................       75,400             --             --
  Gain on sale of equipment........................           --            (62)           (10)
  Gain on sale of stock investments................      (16,671)            --             --
  Changes in:
     Accounts receivable...........................       32,744        (34,157)        42,500
     Inventories...................................        6,992        (15,374)        44,076
     Current deferred tax assets...................      (21,665)       (22,160)         5,558
     Prepaid expenses and other assets.............      (42,662)       (10,844)         2,128
     Accounts payable..............................      (67,831)       111,499        (55,660)
     Accrued and other liabilities.................       21,525         38,220         14,879
                                                       ---------    -----------    -----------
  Net cash provided by operating activities........      222,752        403,926        353,207
                                                       ---------    -----------    -----------
Investing activities:
  Purchase of debt and equity securities
     available-for-sale............................     (326,979)    (1,134,838)    (1,117,885)
  Maturities and sales of debt and equity
     securities available-for-sale.................      631,755      1,319,823      1,055,183
  Purchase of non-marketable equity securities.....       (9,216)       (10,704)        (6,252)
  Purchases of property and equipment, net of
     retirements...................................     (329,892)      (513,448)      (362,024)
  Acquisition of Symbios, net of cash acquired.....     (763,683)            --             --
  Proceeds from sale of stock investments..........       23,106             --             --
  Acquisition of Mint Technology, Inc., net of cash
     acquired......................................           --         (6,863)            --
  Release of funds in escrow.......................        2,676          1,200          1,000
  Acquisition of stock from minority interest
     holders.......................................         (599)            --         (2,757)
                                                       ---------    -----------    -----------
  Net cash used in investing activities............     (772,832)      (344,830)      (432,735)
                                                       ---------    -----------    -----------
Financing activities:
  Proceeds from borrowings.........................      724,682         34,193        145,832
  Repayment of debt obligations....................     (101,781)       (90,428)       (58,033)
  Purchase of common stock under repurchase
     program.......................................       (5,661)       (59,881)       (46,838)
  Issuance of common stock, net....................       21,742         24,444         20,046
                                                       ---------    -----------    -----------
  Net cash provided by/(used in) financing
     activities....................................      638,982        (91,672)        61,007
                                                       ---------    -----------    -----------
Effect of exchange rate changes on cash and cash
  equivalents......................................        7,317         (5,038)        (5,670)
                                                       ---------    -----------    -----------
Increase/(decrease) in cash and cash equivalents...       96,219        (37,614)       (24,191)
                                                       ---------    -----------    -----------
Cash and cash equivalents at beginning of period...      114,087        151,701        175,892
                                                       ---------    -----------    -----------
Cash and cash equivalents at end of period.........    $ 210,306    $   114,087    $   151,701
                                                       =========    ===========    ===========
Supplemental non-cash disclosures:
  Conversion of subordinated debentures to common
     stock.........................................    $      --    $   141,708    $        --
                                                       =========    ===========    ===========
  Tax benefit of employee stock transactions.......    $   3,026    $    11,200    $    10,750
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

     On June 22, 1999, the Company completed a merger of Stealth Acquisition Corporation, a wholly-owned subsidiary of the Company, with SEEQ Technology, Inc. ("SEEQ") in a transaction accounted for as a pooling of interests, and SEEQ became a wholly-owned subsidiary of the Company. All financial information has been restated retroactively to reflect the combined operations of the Company and SEEQ as if the merger had occurred at the beginning of the earliest period presented (see Note 8). Prior to the merger, SEEQ's fiscal year-end was the last Sunday in September of each year whereas the Company operates on a 52/53 week fiscal year ending on December 31. SEEQ's financial information has been recast to conform to the Company's year-end.

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

                                                                     YEAR ENDED DECEMBER 31,
                                -------------------------------------------------------------------------------------------------
                                             1998                              1997                             1996
                                -------------------------------   ------------------------------   ------------------------------
                                                      PER-SHARE                        PER-SHARE                        PER-SHARE
                                 INCOME*    SHARES+    AMOUNT     INCOME*    SHARES+    AMOUNT     INCOME*    SHARES+    AMOUNT
                                ---------   -------   ---------   --------   -------   ---------   --------   -------   ---------
Basic EPS:
  Net (loss)/income before
    cumulative effect of
    change in accounting
    principle.................  $(139,478)  143,153    $(0.97)    $166,421   140,880    $ 1.18     $150,362   131,181    $ 1.15
                                                       ------                           ------                           ------
  Cumulative effect of change
    in accounting principle...         --                  --       (1,440)  140,880     (0.01)          --                  --
  Net (loss)/ income available
    to common stockholders....   (139,478)  143,153     (0.97)     164,981   140,880      1.17      150,362   131,181      1.15
                                                       ------                           ------                           ------
  Effect of dilutive
    securities:
    Stock options.............                   --                            2,816                            2,507
    5 1/2% Convertible
      Subordinated Notes......         --        --                  1,279     2,750                  6,166    11,735
Diluted EPS:
  Net (loss)/income before
    cumulative effect of
    change in accounting
    principle (adjusted for
    assumed conversion of
    debt).....................   (139,478)  143,153     (0.97)     167,700   146,446      1.15      156,528   145,423      1.08
                                                       ------                           ------                           ------
  Cumulative effect of change
    in accounting principle...         --        --        --       (1,440)  146,446     (0.01)          --                  --
                                                                                        ------
  Net (loss)/income available
    to common stockholders....  $(139,478)  143,153    $(0.97)    $166,260   146,446    $ 1.14     $156,528   145,423    $ 1.08
                                                       ------                           ------                           ------

---------------
* Numerator

+ Denominator

     Options to purchase approximately 20,117,000, 4,065,000, and 3,194,000 shares were outstanding at December 31, 1998, 1997 and 1996, respectively, but were not included in the computation because the exercise prices were greater than the average market price of common shares in 1997 and 1996. In 1998, all options were excluded from the calculation because of their antidilutive effect on earnings per share. The exercise price ranges of these options were $1.98 to $58.13, $32.00 to $103.75 and $30.50 to $103.75 at December 31, 1998, 1997 and
1996, respectively.

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

     IN-PROCESS RESEARCH AND DEVELOPMENT. The Company reduced its estimate of the amount allocated to in-process research and development ("IPR&D") by $79.3 million from the $224.8 million amount previously reported in the third quarter of 1998 to $145.5 million for the year ended December 31, 1998. Amortization of intangibles increased by $4.3 million from $18.1 million to $22.4 million for the year ended December 31, 1998. The basic loss per share and loss per share assuming dilution decreased from $1.51 to $0.97 for the year ending December 31, 1998.

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

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                         1998          1997
                                                      ----------    ----------
                                                            (UNAUDITED)
                                                       (IN THOUSANDS, EXCEPT
                                                         PER-SHARE AMOUNTS)
Revenue.............................................  $1,875,247    $1,942,095
Net income..........................................  $   (4,843)   $  136,657
Basic EPS...........................................  $    (0.03)   $     0.97
Diluted EPS.........................................  $    (0.03)   $     0.94

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

     The following table sets forth the Company's 1998 restructuring reserves as of September 30, 1998 and activity against the reserve for the three month period ending December 31, 1998:

                                                   SEPTEMBER 30, 1998
                                                     RESTRUCTURING                   TRANSLATION    BALANCE
                                                        EXPENSE          UTILIZED    ADJUSTMENT     12/31/98
                                                   ------------------    --------    -----------    --------
Write-down of manufacturing facility(a)..........       $37,200          $(35,700)     $   --       $ 1,500
Other fixed asset related charges(a).............        13,100           (13,100)         --            --
Payments to employees for severance(b)...........        16,300            (4,700)         --        11,600
Lease terminations and maintenance
  contracts(c)...................................         4,700              (100)         --         4,600
Noncancelable purchase commitments (c)...........         1,700              (100)         --         1,600
Other exit costs(c)..............................         2,400            (1,200)         --         1,200
Cumulative currency translation adjustment.......                                       1,512         1,512
                                                        -------          --------      ------       -------
         Total...................................       $75,400          $(54,900)     $1,512       $22,012
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

NOTE 4 -- DEBT

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
Notes payable to banks......................................  $739,774    $111,242
Capital lease obligations...................................     7,749       4,766
                                                              --------    --------
                                                               747,523     116,008
Current portion of long-term debt, capital lease obligations
  and short-term borrowings.................................  (187,852)    (45,662)
                                                              --------    --------
Long-term debt and capital lease obligations................  $559,671    $ 70,346
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

     Aggregate principal payments required on outstanding debt and capital lease obligations are $188 million, $139 million, $105 million, $315 million, and $0.5 million for 1999, 2000, 2001, 2002, and thereafter respectively.

     The Company paid $9 million, $9 million and $17 million in interest during 1998, 1997 and 1996, respectively.

NOTE 5 -- CASH AND INVESTMENTS

     Cash and cash equivalents and short-term investments included the following debt and equity securities at December 31:

                                                                1998        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
Cash and cash equivalents
Overnight deposits..........................................  $ 82,591    $ 30,724
Commercial paper............................................    44,803      11,955
Corporate debt securities...................................        --      10,384
Time deposits...............................................        --       5,409
Other.......................................................        --       8,319
                                                              --------    --------
          Total held-to-maturity............................   127,394      66,791
Cash........................................................    82,912      47,296
                                                              --------    --------
          Total cash and cash equivalents...................  $210,306    $114,087
                                                              ========    ========
Short-term investments
Corporate debt securities...................................  $ 34,545    $138,143
Time deposits...............................................    24,934     102,165
U.S. government and agency securities.......................     5,065      69,294
Commercial paper............................................        --      44,735
Bank notes..................................................    11,663      18,207
Auction rate preferred......................................     5,013      13,825
                                                              --------    --------
          Total available-for-sale..........................  $ 81,220    $386,369
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

NOTE 7 -- BALANCE SHEET DETAIL

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                                 ----          ----
                                                                   (IN THOUSANDS)
Inventories:
  Raw materials.............................................  $   32,347    $   19,892
  Work-in-process...........................................      53,042        60,136
  Finished goods............................................      96,051        26,044
                                                              ----------    ----------
                                                              $  181,440    $  106,072
                                                              ==========    ==========
  Property and equipment:
  Land......................................................  $   50,278    $   39,885
  Buildings and improvements................................     459,157       145,297
  Equipment.................................................   1,349,443       865,203
  Leasehold improvements....................................      56,898        47,242
  Preproduction engineering.................................      97,356        58,972
  Furniture and fixtures....................................      49,707        39,391
  Construction in progress..................................     210,426       557,350
                                                              ----------    ----------
                                                               2,273,265     1,753,340
Accumulated depreciation and amortization...................    (787,009)     (625,317)
                                                              ----------    ----------
                                                              $1,486,256    $1,128,023
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

BUSINESS COMBINATION

     On June 22, 1999, the Company completed a merger of Stealth Acquisition Corporation, a wholly-owned subsidiary of the Company with SEEQ Technology, Inc. ("SEEQ"), and SEEQ became a wholly-owned subsidiary of the Company. The stock-for-stock transaction was approved by the shareholders of SEEQ, after which SEEQ was merged with and into LSI Logic Corporation, with LSI Logic Corporation continuing as the surviving corporation in the merger. As a result of the merger, the separate existence of SEEQ ceased. Under the merger agreement, each outstanding share of SEEQ common stock was converted into the right to receive 0.0759 LSI Logic Corporation common shares and resulted in the issuance of 2.5 million shares. SEEQ stock options outstanding as of the merger date were converted to options to acquire 0.4 million shares. This transaction has been accounted for as a pooling of interests, and accordingly, financial information for periods prior to the merger reflect retroactive restatement of the companies' combined financial position and operating results. For periods preceding the merger, there were no intercompany transactions which required elimination from the combined consolidated results of operations and there were no significant adjustments necessary to conform the accounting practices of the two companies.

     Selected financial information for the combining entities included in the consolidated statements of income for the three months ended March 31, 1999 (unaudited) and the two years ended December 31, 1998 and 1997 are as follows (in thousands):

                                                                      FOR THE PERIOD
                                                         -----------------------------------------
                                                         MARCH 31,    DECEMBER 31,    DECEMBER 31,
                                                           1999           1998            1997
                                                         ---------    ------------    ------------
Net sales
LSI Logic Corp.........................................  $463,617      $1,490,701      $1,290,275
SEEQ...................................................     6,780          26,190          32,351
                                                         --------      ----------      ----------
Combined...............................................   463,617       1,516,891       1,322,626
                                                         ========      ==========      ==========
Net income
LSI Logic Corp.........................................   (86,902)       (131,632)        159,248
SEEQ...................................................      (862)         (7,846)          5,733
Integration/Restructuring charge(a)....................    (2,600)             --              --
                                                         --------      ----------      ----------
Combined...............................................  $(90,364)     $ (139,478)     $  164,981
                                                         ========      ==========      ==========

---------------

(a) The integration and restructuring charge of $3.4 million, after related income tax effects, reduced earnings of the combined company by $2.6 million.

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

NOTE 9 -- COMMON STOCK

     The following summarizes all shares of common stock reserved for issuance as of December 31, 1998:

                                                              NUMBER OF SHARES
                                                              ----------------
                                                               (IN THOUSANDS)
Issuable upon:
Exercise of stock options, including options available for
  grant.....................................................       24,639
Purchase under Employee Stock Purchase Plan.................          550
                                                                   ------
                                                                   25,189
                                                                   ======

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

     At December 31, 1998 shares available for grant under all stock option plans were 4,486,000.

     The following table summarizes the Company's stock option share activity and related weighted average exercise price within each category for each of the years ended December 31, 1998, 1997 and 1996 (share amounts in thousands):

                                                  1998                1997                1996
                                            ----------------    ----------------    ----------------
                                            SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                            ------    ------    ------    ------    ------    ------
Options outstanding at January 1..........  14,040    $24.34    11,108    $20.86     9,065    $20.26
Options assumed...........................   2,074     13.93       682     16.71      2.67     22.22
Options canceled..........................  (2,433)   (26.30)   (1,176)   (27.20)   (4,408)   (34.43)
Options granted...........................   7,070     19.64     4,598     30.78     7,308     27.79
Options exercised.........................    (635)   (12.15)   (1,172)     9.54    (1,124)    (7.39)
                                            ------    ------    ------    ------    ------    ------
Options outstanding at December 31........  20,116    $21.84    14,040    $24.34    11,108    $20.89
                                            ======    ======    ======    ======    ======    ======
Options exercisable at December 31........   7,125    $20.39     4,425    $17.88     2,977    $10.77
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

     Significant option groups outstanding at December 31, 1998 and related weighted average exercise price and contractual life information is as follows (share amounts in thousands):

                                                OUTSTANDING         EXERCISABLE        REMAINING
           OPTIONS WITH EXERCISE              ----------------    ----------------    ------------
            PRICES RANGING FROM:              SHARES    PRICE     SHARES    PRICE     LIFE (YEARS)
           ---------------------              ------    ------    ------    ------    ------------
$1.98 to $10.00.............................   1,617    $ 6.06    1,372     $ 5.65        4.91
$10.01 to $20.00............................   7,414     16.33    1,387      13.06        9.18
$20.01 to $30.00............................   7,286     23.90    2,982      23.79        7.85
$30.01 to $40.00............................   3,037     32.42    1,118      31.99        8.10
greater than $40.00.........................     763     44.60      267      47.74        6.94
                                              ------    ------    -----     ------
                                              20,117    $21.76    7,125     $21.89
                                              ======    ======    =====     ======

     All options were granted at an exercise price equal to the market value of the Company's common stock at the date of grant with the exception the options assumed as part of the purchase of SEEQ on June 22, 1999, Symbios on August 6, 1998 and Mint in July of 1997. (See Notes 2 and 8 of Notes to the Consolidated Financial Statements.) The weighted average estimated grant date fair value, as defined by SFAS No. 123, for options granted during 1998, 1997 and 1996 was $10.85, 17.05 and $16.86 per option, respectively. The estimated grant date fair value disclosed by the Company is calculated using the Black-Scholes model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value. The following weighted average assumptions are included in the estimated grant date fair value calculations for the Company's stock option awards:

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

     STOCK PURCHASE PLANS. Since 1983, the Company has offered Employee Stock Purchase Plans ("Employee Plans") under which rights are granted to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of an offering period or the end of each six-month segment within such offering period. Sales under the Employee Plans in 1998, 1997 and 1996 were 1,084,000, and 669,000 and 668,000 shares of common stock at an average price of $13.85, 19.77 and $17.36 per share, respectively. During 1997, the Company's stockholders approved an amendment to the Company's Employee Plan to increase the number of shares reserved for issuance by 500,000 shares. Additionally in 1997, the stockholders approved an amendment to the Company's Employee Plan to increase the number of shares of common stock reserved for issuance pursuant to the Employee Plan on the first day of each fiscal year, beginning fiscal 1998 by 1.15% of the shares of the Company's common stock issued and outstanding on the last day of the immediately preceding fiscal year, less the number of shares available for future option grants under the Employee Plans on the last day of the preceding fiscal year. Shares available for future purchase under the Employee Plans were 550,000 at December 31, 1998.

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

                                                       1998           1997          1996
                                                    -----------    ----------    ----------
                                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Pro forma net (loss)/income
  Basic...........................................   $(193,346)     $135,461      $131,247
  Diluted.........................................   $(193,346)     $136,740      $135,686
Pro forma net (loss)/income per share
  Basic...........................................   $   (1.35)     $   0.96      $   1.00
  Diluted.........................................   $   (1.35)     $   0.93      $   0.93

     The pro forma effect on net income and net income per share for 1998, 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

NOTE 10 -- INCOME TAXES

     The provision for taxes consisted of the following:

                                                         1998       1997       1996
                                                       --------    -------    -------
                                                               (IN THOUSANDS)
CURRENT:
     Federal.........................................  $ 11,075    $12,726    $29,200
     State...........................................     2,560      4,172      6,969
     Foreign.........................................    22,075     43,106     19,398
                                                       --------    -------    -------
          Total......................................    35,710     60,004     55,567
                                                       --------    -------    -------
DEFERRED (BENEFIT) LIABILITY:
     Federal.........................................    (8,396)     5,135     (2,437)
     State...........................................    (2,085)     1,575     (6,635)
     Foreign.........................................   (15,324)    (5,895)    11,026
                                                       --------    -------    -------
          Total......................................   (25,805)       815      1,954
                                                       --------    -------    -------
TOTAL................................................  $  9,905    $60,819    $57,521
                                                       ========    =======    =======

     The domestic and foreign components of income before income taxes and minority interest were as follows:

                                                      1998         1997        1996
                                                    ---------    --------    --------
                                                             (IN THOUSANDS)
Domestic..........................................  $ (36,857)   $ 69,054    $ 86,149
Foreign...........................................    (92,648)    158,913     122,233
                                                    ---------    --------    --------
Income before income taxes and minority
  interest........................................  $(129,505)   $227,967    $208,382
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

     The deferred tax assets valuation allowance at December 31, 1998 is attributed to U.S. federal, state and foreign deferred tax assets which result primarily from restructuring and other one-time charges, net operating loss carryovers and the Company's acquisition of Symbios. Management believes that realization of deferred tax assets is not more likely than not at December 31, 1998 other than to the extent of taxable income for the carryover period. At December 31, 1997, management believed that realization of a portion of the deferred tax assets related to the net operating loss carryover is not more likely than not and established the requisite valuation allowance.

     As of June 22, 1999, the Company has pre-acquisition net operating loss carry forwards of SEEQ of approximately $94 million which expire from 1999 through 2018. Due to the ownership change which occurred as a result of the SEEQ acquisition, utilization of these losses is subject to an annual limitation of approximately $5 million.

     Significant components of the Company's deferred tax assets and liabilities as of December 31, were as follows:

                                                                1998        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
DEFERRED TAX ASSETS:
  Net operating loss carryforwards..........................  $ 43,347    $ 38,196
  Tax credit carryovers.....................................     2,380       2,380
  Future deductions for purchased intangible assets.........    45,239          --
  Future deductions for reserves and other..................    90,791      47,032
                                                              --------    --------
          Total deferred tax assets.........................   181,757      87,608
Valuation allowance.........................................   (58,166)    (36,787)
                                                              --------    --------
Net deferred tax assets.....................................   123,591      50,821
Deferred tax liabilities -- depreciation and amortization...   (84,644)    (37,670)
                                                              --------    --------
Total net deferred tax assets...............................  $ 38,947    $ 13,151
                                                              ========    ========

     Differences between the Company's effective tax rate and the federal statutory rate were as follows:

                                          1998                  1997                  1996
                                          ----                  ----                  ----
                                                           (IN THOUSANDS)
Federal statutory rate............  $(44,886)   (35)%     $ 79,788     35%      $ 72,831     35%
State taxes, net of federal
  benefit.........................     2,049      2%         3,937      2%         6,517      3%
Difference between U.S. and
  foreign tax rates...............    21,970     17%       (22,453)   (10)%      (12,358)    (6)%
Nondeductible expenses............     6,200      5%         2,847      1%         4,693      2%
Foreign tax credits...............      (420)    --         (1,195)    --        (11,260)    (5)%
Research and development tax
  credit..........................        (2)    --         (4,500)    (2)%       (4,243)    (2)%
Future benefit of deferred tax
  assets not recognized...........    24,438     19%        (2,029)    (1%)       (3,400)    (1)%
Other.............................       556     --          4,424      2%         4,741      2%
                                    --------    ---       --------    ---       --------     --
Effective tax rate................  $  9,905      8%      $ 60,819     27%      $ 57,521     28%
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

                                                    1998          1997          1996
                                                 ----------    ----------    ----------
                                                             (IN THOUSANDS)
REVENUES:
  United States................................  $  957,257    $  649,703    $  694,990
  Japan........................................     261,705       366,508       264,316
  Europe.......................................     218,015       240,249       212,410
  Other foreign countries......................      79,914        66,166       100,139
                                                 ----------    ----------    ----------
          Total................................  $1,516,891    $1,322,626    $1,271,855
                                                 ----------    ----------    ----------
LONG-LIVED ASSETS:
  United States................................  $1,589,451    $  849,133
  Japan........................................     301,423       332,073
  Europe.......................................      24,286        23,454
  Other foreign countries......................      44,966        57,159
                                                 ----------    ----------
          Total................................  $1,960,126    $1,261,819
                                                 ==========    ==========

NOTE 12 -- LEASES

     The Company leases the majority of its facilities and certain equipment under non-cancelable operating leases which expire in 1999 through 2022. The facilities lease agreements typically provide for base rental rates which are increased at various times during the terms of the leases and for renewal options at the fair market rental value.

     The non-cancellable equipment leases generally provide for the lessor to retain the depreciation for income taxes and most of the leases require the Company to pay property taxes, insurance and normal maintenance and repairs. Leases meeting certain specific criteria are accounted for as the acquisition of an asset and the incurrence of a liability (in a capital lease). The base values of assets held under capital leases are as follows.

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
                                                                (IN THOUSANDS)
Machinery and equipment.....................................  $ 5,983    $ 3,505
Furniture and fixtures......................................    1,934      1,181
                                                              -------    -------
                                                                7,916      4,686
Accumulated amortization....................................   (2,694)    (1,326)
                                                              -------    -------
                                                              $ 5,222    $ 3,360
                                                              =======    =======

     Minimum future lease payments (in thousands) for non-cancelable leases as of December 31, 1998 were as follows:

                        YEARS ENDED                           OPERATING    CAPITAL
                        DECEMBER 31,                           LEASES      LEASES
                        ------------                          ---------    -------
1999........................................................  $  28,658    $ 1,982
2000........................................................     23,687      1,566
2001........................................................     19,702      1,082
2002........................................................     14,650        459
2003........................................................      8,525        383
Thereafter..................................................     21,492        220
                                                              ---------    -------
          Total minimum lease payments......................  $ 116,714      5,692
                                                              ---------
Less: amount representing interest..........................                  (717)
                                                                           -------
Present value of minimum lease payments.....................                 4,975
Less: current portion.......................................                (1,612)
                                                                           -------
Long term lease obligations.................................               $ 3,363
                                                                           =======

     Rental expense under all operating leases was $58.6 million for fiscal 1998, $58.6 million for fiscal 1997, and $62.6 million for fiscal 1996.

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

NOTE 13 -- COMMITMENTS AND CONTINGENTS

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

     A lawsuit alleging patent infringement has been filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation, Limited Partnership against eighty-eight electronics industry companies, including us. The case number is CIV990377PHXRGS. The patents involved in this lawsuit generally relate to semiconductor manufacturing and computer imaging, including the use of bar coding for automatic identification of articles. While we cannot make any assurance regarding the eventual resolution of this matter, we do not believe it will have a material adverse effect on our consolidated results of operations or financial condition.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of LSI Logic Corporation

     In our opinion, based upon our audits, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of LSI Logic Corporation and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
February 22, 1999,
except as to the pooling of interests
with SEEQ Technology Inc.
which is as of June 22, 1999

SUPPLEMENTARY FINANCIAL DATA

                   INTERIM FINANCIAL INFORMATION (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    QUARTER
                                                 ---------------------------------------------
                                                  FIRST       SECOND       THIRD       FOURTH
                                                 --------    --------    ---------    --------
YEAR ENDED DECEMBER 31, 1998
Revenues.......................................  $332,730    $336,272    $ 396,871    $451,018
Gross profit...................................   145,182     156,428      171,471     159,212
Net income/(loss)..............................    31,416      31,379     (212,030)      9.757
Basic net income/(loss) per share:.............  $   0.22    $   0.22    $   (1.48)   $   0.07
Diluted net income/(loss) per share:...........  $   0.22    $   0.22    $   (1.48)   $   0.07
YEAR ENDED DECEMBER 31, 1997
Revenues.......................................  $316,419    $339,615    $ 336,004    $330,558
Gross profit...................................   147,240     166,025      166,987     148,100
Income before cumulative effect of change in
  accounting principle.........................    39,021      46,610       47,546      33,244
Cumulative effect of change in accounting
  principle....................................        --          --           --      (1,440)
Net income.....................................    39,021      46,610       47,546      31,804
Basic earnings per share:
  Income before cumulative effect of change in
     accounting principle......................      0.29        0.32         0.33        0.23
  Cumulative effect of change in accounting
     principle.................................        --          --           --        (.01)
  Net income...................................      0.29        0.32         0.32        0.22
Diluted earnings per share:
  Income before cumulative effect of change in
     accounting principle......................      0.27        0.32         0.32        0.23
  Cumulative effect of change in accounting
     principle.................................        --          --           --        (.01)
  Net income...................................  $   0.27    $   0.32    $    0.32    $   0.22

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

                                   TABLE 11-1

                           SUMMARY COMPENSATION TABLE

                                                                                                    LONG TERM
                                                                                                   COMPENSATION
                                                                                    ------------------------------------------
                                                          ANNUAL COMPENSATION       OTHER ANNUAL                   ALL OTHER
                                                      ---------------------------   COMPENSATION                  COMPENSATION
                                                                                    ------------     OPTIONS/     ------------
            NAME AND PRINCIPAL POSITION               YEAR   SALARY($)   BONUS($)      ($)(1)       SARS(#)(2)       ($)(3)
            ---------------------------               ----   ---------   --------   ------------   ------------   ------------
Wilfred J. Corrigan.................................  1998   $744,238    $375,000     $ 9,600        500,000        $  9,450
  Chairman and Chief Executive Officer                1997   $704,231    $375,000     $ 8,800        300,000        $ 19,911
                                                      1996   $685,577    $ -0-        $10,400         -0-           $ 13,807

John P. Daane(4)....................................  1998   $329,238    $150,000     $ 8,400        200,000        $    727
  Executive Vice President, Communications, Computer  1997   $230,000    $200,000     $ 7,033        100,000        $  4,884
    and ASIC Products

W. Richard Marz.....................................  1998   $350,967    $ 85,000     $ 9,710         35,000        $  5,815
  Executive Vice President, Geographic Markets        1997   $337,308    $100,000     $ 7,700         20,000        $ 10,567
                                                      1996   $332,077    $ 30,000     $ 9,100        175,000        $  7,562

R. Douglas Norby....................................  1998   $334,623    $110,000     $12,300         75,000        $  9,450
  Executive Vice President and Chief Financial
    Officer                                           1997   $314,615    $150,000     $11,600         30,000        $187,530
                                                      1996   $ 45,000    $ -0-        $ 2,100        307,500        $ 25,318

Joseph M. Zelayeta(5)...............................  1998   $360,968    $130,000     $ 8,400         35,000        $  3,722
  Executive Vice President, Worldwide Operations      1997   $304,423    $170,000     $ 6,900         70,000        $ 19,785

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

HEADQUARTERS ADDRESS
    LSI Logic Corporation
     1551 McCarthy Blvd
     Milpitas CA 95035

REGISTRAR & TRANSFER AGENT
    EquiServe
     Boston EquiServe Division
     Stockholder Services
     150 Royall Street
     Canton MA 02021
     1.800.730.6001
     www.equiserve.com

INDEPENDENT ACCOUNTANTS
    PricewaterhouseCoopers LLP
     10 Almaden Blvd
     San Jose CA 95113

LEGAL COUNSEL
    Wilson, Sonsini, Goodrich & Rosati
     650 Page Mill Road
     Palo Alto CA 94304

FINANCIAL LITERATURE

     Publications of interest to current and potential investors, including copies of the Company's current 10-K/A filed with the Securities and Exchange Commission, are available without charge by calling 1.800.574.4286. Outside the U.S. and Canada, phone 408.433.7700 or call 32.11.300351 within Europe for multilingual operators. Financial information is also available over the World Wide Web at http://www.lsilogic.com.

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