Form 10-Q
period 1999-06-27
LSI LOGIC CORP
filed 1999-07-29
CIK 703360

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

     [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 27, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER: 0-11674

                            ------------------------

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]

     As of July 26, 1999 there were 147,391,417 of the registrant's Common Stock, $.01 par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             LSI LOGIC CORPORATION

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 27, 1999

                                     INDEX

                                                                        PAGE
                                                                        NO.
                                                                        ----
                       PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Condensed Balance Sheets -- June 30, 1999 and
          December 31, 1998...........................................    3
          Consolidated Condensed Statements of
          Operations -- Three-Month and Six-Month Periods Ended June
          30, 1999 and 1998...........................................    4
          Consolidated Condensed Statements of Cash Flows -- Six-Month
          Periods Ended June 30, 1999 and 1998........................    5
          Management's Discussion and Analysis of Results of
          Operations and Financial Condition..........................    6

                         PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...........................................   29
Item 4.   Submission of Matters to a Vote of Security Holders.........   29
Item 5.   Other Information...........................................   29
Item 6.   Exhibits and Reports on Form 8-K............................   30

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                             LSI LOGIC CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                     ASSETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 1999           1998
                                                              ----------    ------------
Cash and cash equivalents...................................  $  190,530     $  210,306
Short-term investments......................................     154,613         81,220
Accounts receivable, less allowance for doubtful accounts of
  $4,914 and $3,537.........................................     333,831        249,106
Inventories.................................................     191,485        181,440
Deferred tax assets.........................................      62,699         62,699
Prepaid expenses and other current assets...................      44,030         52,250
                                                              ----------     ----------
          Total current assets..............................     977,188        837,021
                                                              ----------     ----------
Property and equipment, net.................................   1,246,541      1,486,256
Goodwill and other intangibles..............................     316,705        332,779
Other assets................................................     215,281        167,749
                                                              ----------     ----------
          Total assets......................................  $2,755,715     $2,823,805
                                                              ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable............................................  $  172,032     $  195,228
Accrued salaries, wages and benefits........................      67,632         47,988
Other accrued liabilities...................................     103,352        109,236
Income taxes payable........................................      43,719         57,993
Current portion of long-term obligations....................      72,051        187,852
                                                              ----------     ----------
          Total current liabilities.........................     458,786        598,297
                                                              ----------     ----------
Long-term obligations and deferred income taxes.............     805,778        695,797
Minority interest in subsidiaries...........................       5,068          5,238
Commitments and contingencies...............................          --             --
Stockholders' equity:
  Preferred shares; $.01 par value; 2,000 shares
     authorized.............................................          --             --
  Common stock; $.01 par value; 450,000 shares authorized;
     145,967 and 143,867 shares outstanding.................       1,460          1,439
Additional paid-in capital..................................   1,159,402      1,135,219
Retained earnings...........................................     290,445        368,378
Accumulated other comprehensive income......................      34,776         19,437
                                                              ----------     ----------
          Total stockholders' equity........................   1,486,083      1,524,473
                                                              ----------     ----------
          Total liabilities and stockholders' equity........  $2,755,715     $2,823,805
                                                              ==========     ==========

See accompanying notes to unaudited consolidated condensed financial statements.

                             LSI LOGIC CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          1999       1998       1999       1998
                                                        --------   --------   --------   --------
Revenues..............................................  $501,012   $336,272   $964,629   $669,002
                                                        --------   --------   --------   --------
Costs and expenses:
  Cost of revenues....................................   314,398    179,844    616,289    367,392
  Research and development............................    75,046     65,943    151,569    130,857
  Selling, general and administrative.................    62,783     52,404    124,272     97,601
  Acquired in-process research and development........     4,600         --      4,600         --
  Restructuring of operations and other non-recurring
     charges..........................................     7,848         --      5,871         --
  Amortization of intangibles.........................    11,815      1,386     23,022      2,772
                                                        --------   --------   --------   --------
     Total costs and expenses.........................   476,490    299,577    925,623    598,622
                                                        --------   --------   --------   --------
Income from operations................................    24,522     36,695     39,006     70,380
Interest expense......................................    (9,620)       (95)   (20,200)      (175)
Interest income and other expense.....................     2,459      5,470      4,195     13,480
                                                        --------   --------   --------   --------
Income before income taxes and cumulative effect of
  change in accounting principle......................    17,361     42,070     23,001     83,685
Provision for income taxes............................     7,530     10,691      9,160     20,890
                                                        --------   --------   --------   --------
Income before cumulative effect of change in
  accounting principle................................     9,831     31,379     13,841     62,795
Cumulative effect of change in accounting principle...        --         --    (91,774)        --
                                                        --------   --------   --------   --------
Net income/(loss).....................................  $  9,831   $ 31,379   $(77,933)  $ 62,795
                                                        ========   ========   ========   ========
Basic earnings per share:
  Income before cumulative effect of change in
     accounting principle.............................  $   0.07   $   0.22   $   0.10   $   0.44
  Cumulative effect of change in accounting
     principle........................................        --         --      (0.64)        --
                                                        --------   --------   --------   --------
  Net income/(loss)...................................  $   0.07   $   0.22   $  (0.54)  $   0.44
                                                        ========   ========   ========   ========
Dilutive earnings per share:
  Income before cumulative effect of change in
     accounting principle.............................  $   0.06   $   0.22   $   0.09   $   0.43
  Cumulative effect of change in accounting
     principle........................................        --         --      (0.61)        --
                                                        --------   --------   --------   --------
  Net income/(loss)...................................  $   0.06   $   0.22   $  (0.52)  $   0.43
                                                        ========   ========   ========   ========
Shares used in computing per share amounts:
  Basic...............................................   145,622    143,168    144,883    142,868
                                                        ========   ========   ========   ========
  Dilutive............................................   151,947    144,719    149,614    144,377
                                                        ========   ========   ========   ========

See accompanying notes to unaudited consolidated condensed financial statements.

                             LSI LOGIC CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
Operating activities:
Net (loss)/income...........................................  $ (77,933)   $  62,795
Adjustments:
  Depreciation and amortization.............................    190,752       91,701
  Write-off of unamortized preproduction costs..............     97,356           --
  Acquired in-process research and development..............      4,600           --
  Non-cash restructuring and other non-recurring charges....        827           --
  Changes in:
     Accounts receivable....................................    (87,639)     (26,754)
     Inventories............................................    (11,499)      (3,191)
     Prepaid expenses and other assets......................      2,935      (29,363)
     Accounts payable.......................................    (26,091)     (33,690)
     Accrued and other liabilities..........................      7,040        6,119
                                                              ---------    ---------
Net cash provided by operating activities...................    100,348       67,617
                                                              ---------    ---------
Investing activities:
  Purchases of debt and equity securities
     available-for-sale.....................................   (198,577)    (253,249)
  Maturities and sales of debt and equity securities
     available-for-sale.....................................    125,014      361,267
  Purchase of equity securities.............................       (117)      (6,866)
  Acquisition of a non-public technology company............     (6,779)          --
  Purchases of property and equipment, net of retirements...    (28,503)    (148,274)
                                                              ---------    ---------
Net cash used for investing activities......................   (108,962)     (47,122)
                                                              ---------    ---------
Financing activities:
  Proceeds from borrowings..................................    345,000           --
  Repayment of debt obligations.............................   (368,302)        (736)
  Debt issuance costs.......................................     (9,488)          --
  Issuance of common stock, net.............................     24,204       12,356
                                                              ---------    ---------
Net cash (used for)/provided by financing activities........     (8,586)      11,620
                                                              ---------    ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................     (2,576)      (5,185)
                                                              ---------    ---------
(Decrease)/increase in cash and cash equivalents............    (19,776)      26,930
Cash and cash equivalents at beginning of period............    210,306      114,087
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $ 190,530    $ 141,017
                                                              =========    =========

See accompanying notes to unaudited consolidated condensed financial statements.

                             LSI LOGIC CORPORATION

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments except as noted below for unamortized preproduction, acquired in-process research and development as discussed in Note 3 and the restructuring expenses as discussed in Note 5) necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

     On June 22, 1999, the Company completed a merger of Stealth Acquisition Corporation, a wholly-owned subsidiary of the Company, with SEEQ Technology, Inc. ("SEEQ") in a transaction accounted for as a pooling of interests, and SEEQ became a wholly owned subsidiary of the Company. All financial information has been restated retroactively to reflect the combined operations of the Company and SEEQ as if the merger had occurred at the beginning of the earliest period presented (see Note 2). Prior to the merger, SEEQ's fiscal year-end was the last Sunday in September of each year whereas the Company operates on a year ending on December 31.

     For financial reporting purposes, the Company reports on a 13 or 14 week quarter with a year ending December 31. For presentation purposes, the consolidated condensed financial statements refer to the quarter's calendar month end for convenience. The results of operations for the quarter ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

     On April 14, 1999, the Company acquired all of outstanding capital stock of ZSP Corporation. ("ZSP") in a merger transaction accounted for as a purchase. Accordingly, the results of operations of ZSP and estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated condensed financial statements as of April 14, 1999, the effective date of the purchase, through the end of the period (see Note 3). There are no significant differences between the accounting policies of the Company and ZSP.

     In April 1998, the Accounting Standards Executive Committee ("AcSEC") released Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-up Activities." The SOP is effective for fiscal years beginning after December 15, 1998 and requires companies to expense all costs incurred or unamortized in connection with start-up activities. Accordingly, the Company has expensed the unamortized preproduction balance of $92 million associated with the Gresham manufacturing facility, net of tax, on January 1, 1999 and has presented it as a cumulative effect of a change in accounting principle in accordance with SOP No. 98-5.

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

     Certain items previously reported in specific financial statement captions have been reclassified to conform with the 1999 presentation.

     During the second quarter of 1999, one customer represented 11% of the Company's consolidated revenues. There were no customers with revenues greater than or equal to 10% of total consolidated revenues for the six months ended June 30, 1999.

     This Current Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ significantly from those projected in the forward-looking statements as a result of a number

                             LSI LOGIC CORPORATION
of risks and uncertainties, including the risk factors set forth in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998 as well as other periodic reports both previously and hereafter filed by the Company with the Securities Exchange Commission. Statements made herein are as of the date of the filing of this 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. The Company expressly disclaims any obligation to update information presented herein, except as may otherwise be required by law.

NOTE 2 -- ACQUISITION OF SEEQ

     As discussed in Note 1, on June 22, 1999, the Company completed a merger with SEEQ. SEEQ was formed in January 13, 1981 to engage in the development, production and sale of state-of-the-art, high technology semiconductor devices. The stock for stock transaction was approved by the shareholders of SEEQ. As a result of the merger, the separate existence of SEEQ ceased. Under the terms of the Agreement and Plan of Reorganization and Merger, SEEQ's shareholders received 0.0759 of a share of the Company's common stock for each SEEQ share. Accordingly, the Company will issue up to 2.5 million shares of its common stock for all the outstanding shares of SEEQ common stock. Additionally, outstanding options to acquire SEEQ common stock were converted to options to acquire 0.4 million shares of the Company's common stock.

     The merger was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated retroactively to include the financial results of SEEQ for all periods presented. SEEQ's results of operations are insignificant to the combined financial results (less than 3% by income statement line item for the six months ended June 30, 1999), and accordingly, separate results of operations of SEEQ and LSI are not presented.

     Adjustments to conform accounting policies of SEEQ to those of LSI were not significant to the combined financial results. There were no inter-company transactions between the two companies for the periods presented.

  Restructuring and merger related expenses associated with the SEEQ merger

     In connection with the merger with SEEQ on June 22, 1999, LSI recorded $3 million in restructuring charges and $5 million in merger related expenses. The merger expenses relate primarily to investment banking and other professional fees directly attributable to the merger with SEEQ. The restructuring charge is comprised of $2 million in write-downs of fixed assets which are duplicative to the combined company, $0.5 million of exit costs relating to non-cancelable building lease contracts and $0.5 million provision for severance costs related to the involuntary termination of certain employees. The exit costs and employee severance costs were recorded in accordance with EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". The fixed and other assets write-downs were recorded in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The restructuring actions as outlined by the restructuring plan are intended to be completed by June 30, 2000, one year from the date the reserve was taken. There was no activity against the SEEQ restructuring reserves in the second quarter of 1999.

NOTE 3 -- ACQUISITION OF ZSP

     As discussed in Note 1, on April 14, 1999, the Company acquired all of outstanding capital stock of ZSP, a semiconductor company without a fabrication facility that designs and markets programmable digital signal processors ("DSPs"). The acquisition was accounted for as a purchase. Accordingly, the results of operations of ZSP and estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated condensed financial statements as of April 14, 1999, the effective date of the purchase, through

                             LSI LOGIC CORPORATION
the end of the period. There are no significant differences between the accounting policies of the Company and ZSP.

     The Company paid approximately $7 million in cash which included direct acquisition costs of $0.6 million for investment banking legal and accounting fees and liabilities assumed of $4.3 million. The total purchase price of $11.3 million was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals, where appropriate and management estimates as follows:

                           (In thousands)
Fair value of tangible net (liabilities)/assets.............  $  (301)
In-process research and development.........................    4,600
Other current technology....................................    2,600
Excess of purchase price over net assets acquired...........    4,370
                                                              -------
                                                              $11,269
                                                              =======

     The Company accrued approximately $0.7 million of exit costs for a non-cancelable building lease contract and to prepare the building for sublease. The exit costs were accrued as a liability assumed in the purchase price allocation in accordance with EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." The Company expects no other additional liabilities that may result in an adjustment to the allocation of the purchase price.

  In-process research and development:

     In connection with the purchase of ZSP, the Company recorded a $4.6 million charge to in-process research and development during the second quarter of 1999. The amount was determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed. The Company acquired ZSP's in-process DSP research and development project that was targeted at the telecommunications market. This product is being developed specifically for voice over net or voice over internet protocol applications and is intended to have substantial incremental functionality, greatly improved speed and a wider range of interfaces than ZSP's current technology.

     The value of the one project identified to be in progress was determined by estimating the future cash flows from the project once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The percentage of completion for the project was determined using milestones representing management's estimate of effort, value added and degree of difficulty of the portion of the project completed as of April 14, 1999, as compared to the remaining research and development to be completed to bring the project to technical feasibility. The development process is grouped into three phases with each phase containing between one and five milestones. The three phases are (i) researching the market requirements and the engineering architecture and feasibility studies, (ii) design and verification milestones, and (iii) prototyping and testing the product (both internal and customer testing). Development of ZSP's digital signal processor project started in May 1998. As of April 14, 1999, the Company estimated that the project was 65% complete.

     However, development of the technology remains a substantial risk to the Company due to factors including the remaining effort to achieve technical feasibility, rapidly changing customer markets and competitive threats from other companies. Additionally, the value of other intangible assets acquired may become impaired. Company management believes that the in-process research and development charge of $4.6 million is valued consistently with the SEC staff's view regarding valuation methodologies. There can be no assurance, however, that the SEC staff will not take issue with any assumptions used in the Company's

                             LSI LOGIC CORPORATION
valuation model and require the Company to revise the amount allocated to in-process research and development.

  Useful life of intangible assets:

     The amount allocated to current technology and residual goodwill is being amortized over their estimated weighted average useful life of seven years using a straight-line method.

NOTE 4 -- LICENSE AGREEMENT

     The Company and Wafer Technology (Malaysia) Sdn. Bhd. ("WTM") are currently definitizing an agreement under which the Company will grant licenses to WTM with respect to certain of the Company's wafer fabrication technologies and will provide associated manufacturing training and related services. In exchange, the Company will receive cash and equity consideration preliminarily valued at $120 million over the period for which transfers and obligations of the Company are scheduled to occur. Pursuant to an interim agreement, the Company has performed certain obligations which were valued at $3.0 million. This amount was recorded as an offset to the Company's research and development expenses during the quarter ended June 30, 1999.

NOTE 5 -- RESTRUCTURING

  SEEQ restructuring

     In connection with the merger with SEEQ on June 22, 1999, LSI recorded $3 million in restructuring charges and $5 million in merger related expenses (see
Note 2). There were no changes to the SEEQ restructuring reserves in the second quarter of 1999.

  Restructuring reserve activity

     During the second quarter of 1999, the Company utilized $1.1 million in restructuring reserves which were originally established in the third quarter of 1998. The amounts utilized reflect severance payments of $0.6 million for approximately 130 employees terminated during the second quarter and $0.5 million for lease terminations and other exit costs primarily in the U.S. and Europe. See table below describing the 1998 restructuring.

     During the first quarter of 1999, the Company determined that $2.5 million of the restructuring reserve established in the third quarter of 1998 would not be utilized because of a change in management's estimate of the reserve requirements in the U.S., Europe and Japan. Accordingly, the restructuring reserve reversal was included in the determination of income from operations for the six month period ended June 30, 1999. The remaining restructuring reserve activity in the first quarter is described in the table below.

  Description of 1998 restructuring:

     The Company remains committed to improving profitability and strengthening competitiveness. As a result of identifying opportunities to streamline operations and maximize the integration of Symbios, Inc. ("Symbios") acquired on August 6, 1998 (see Note 6) into the Company's operations, the Company's management, with the approval of the Board of Directors, committed itself to a restructuring plan and recorded a $75.4 million restructuring charge in the third quarter of 1998. The action undertaken included a worldwide realignment of manufacturing capacity, the consolidation of certain design centers and administrative offices, and a streamlining of the Company's overhead structure to reduce operating expenses. The restructuring charge excludes any integration costs relating to Symbios. As discussed in Note 6 of Notes to the Unaudited Consolidated Condensed Financial Statements, integration costs relating to Symbios were accrued

                             LSI LOGIC CORPORATION
as a liability assumed in the purchase in accordance with EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination."

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

     The following table sets forth the Company's 1998 restructuring reserves as of December 31, 1998 and activity against the reserve for the six month period ended June 30, 1999:

                                                                       (IN THOUSANDS)
                                                              RESERVE/                           RESERVE/
                                       BALANCE               TRANSLATION   BALANCE              TRANSLATION   BALANCE
                                       12/31/98   UTILIZED   ADJUSTMENT    3/31/99   UTILIZED   ADJUSTMENT    6/30/99
                                       --------   --------   -----------   -------   --------   -----------   -------
Write-down of manufacturing
  facility(a)........................  $ 1,500    $    --      $(1,100)        400                            $   400
Other fixed asset related charges....       --         --           --                                             --
Payments to employees for
  severance(b).......................   11,600     (6,140)        (820)      4,640      (640)                   4,000
Lease terminations and maintenance
  contracts(c).......................    4,600       (550)         (83)      3,967      (367)                   3,600
Noncancelable purchase
  commitments(c).....................    1,600        (80)          --       1,520                              1,520
Other exit costs(d)..................    1,200       (326)        (530)        344      (124)                     220
Cumulative currency translation
  adjustment.........................    1,512         --         (500)      1,012        --        (400)         612
                                       -------    -------      -------     -------   -------       -----      -------
         Total.......................  $22,012    $(7,096)     $(3,033)    $11,883   $(1,131)      $(400)     $10,352
                                       =======    =======      =======     =======   =======       =====      =======

---------------
(a) The $1.5 million balance at 12/31/98 for the write-down of the facility related to machinery and equipment decommissioning costs.

(b) Amounts utilized represent cash payments related to the severance of approximately 350 employees since 12/31/98 (approximately 130 in Q2 1999).

(c) Amounts utilized represent cash charges.

(d) Amounts utilized represent non-cash charges.

     The Company expects to complete the activities underlying the restructuring plan by September 1999.

                             LSI LOGIC CORPORATION

NOTE 6 -- INTEGRATION OF SYMBIOS

     On August 6, 1998, the Company completed the acquisition of all of the outstanding capital stock of Symbios, Inc. from Hyundai Electronics America ("HEA"). HEA is a majority-owned subsidiary of Hyundai Electronics Industries Co., Ltd. ("HEI"), a Korean corporation. The transaction was accounted for as a purchase, and accordingly, the results of operations of Symbios and estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated financial statements as of August 6, 1998, the effective date of the purchase, through the end of the period. There are no significant differences between the accounting policies of the Company and Symbios. The allocation of the purchase price was disclosed in the Report on Form 10K/A for the year ended December 31, 1998 previously filed with the Securities and Exchange Commission.

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

     The following table sets forth the Company's Symbios integration reserve as of December 31, 1998 and activity against the reserve for the six month period ended June 30, 1999:

                                                                  (IN THOUSANDS)
                                                        DECEMBER 31,                JUNE 30,
                                                            1998                      1999
                                                          BALANCE       UTILIZED    BALANCE
                                                       --------------   --------    --------
Payments to employees for severance and
  relocation(a)......................................      $2,360       $(1,624)     $  736
Other exit costs(a)..................................       1,002          (474)        528
                                                           ------       -------      ------
          Total......................................      $3,362       $(2,098)     $1,264
                                                           ======       =======      ======

---------------
(a) The amount utilized represents cash payments related to the severance and relocation of approximately 160 employees. Utilization in Q2 1999 primarily reflects severance payments of $0.4 million for 29 employees and other exit costs of $0.5 million.

     No significant adjustments were made to the reserve during the periods presented. The Company expects to complete the activities underlying the integration plan by August 1999.

NOTE 7 -- INVESTMENTS

     The Company classifies its debt and marketable equity securities into an available-for-sale category and values them at fair value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," with unrealized gains and losses, net of taxes, reported in shareholders' equity until realized. For all investment securities, unrealized losses that are other than temporary are recognized in net income. Gains and losses on securities sold are based on the specific identification method and are reflected in net income. The Company currently does not actively trade securities.

     Short-term investments consist primarily of U.S. and foreign corporate debt securities, commercial paper, auction rate preferred stock, U.S. and foreign government and agency securities and time deposits. As of June 30, 1999 and December 31, 1998, the Company held $155 million and $81 million of available-for-sale

                             LSI LOGIC CORPORATION
securities, respectively, that were classified as short-term investments on the consolidated balance sheet. Short-term investments are recorded at amortized cost, plus accrued interest, which approximates fair market value at June 30, 1999 and December 31, 1998. The contract maturities of these securities are within one year. Realized gains and losses were not significant during the quarters ended June 30, 1999 and 1998.

     The Company held marketable equity securities with an aggregate carrying value of $49 million that were classified as long-term assets on the consolidated balance sheet as of June 30, 1999. There were no significant investments in marketable equity securities as of December 31, 1998 as the companies became publicly traded during the six month period ended June 30, 1999. Unrealized gains, net of the related tax effect, of $28 million are included in accumulated other comprehensive income as of June 30, 1999. During the quarter, realized gains and losses were not significant.

NOTE 8 -- DERIVATIVE FINANCIAL INSTRUMENTS

     The Company has foreign subsidiaries which operate and sell the Company's products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates and interest rates. The Company utilizes various hedge instruments, primarily forward contract, currency swap, interest rate swap and currency option contracts, to manage its exposure associated with firm intercompany and third-party transactions and net asset and liability positions denominated in non-functional currencies. The Company does not hold derivative financial instruments for speculative or trading purposes. As of June 30, 1999 and December 31, 1998, there were no interest rate swap or currency swap contracts outstanding.

     The Company enters into forward contracts and currency swaps to hedge firm intercompany asset and liability positions denominated in non-functional currencies. The following table summarizes by major currency the forward exchange contracts outstanding as of June 30, 1999 and December 31, 1998. The buy amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the sell amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies. Foreign currency amounts are translated at rates current at June 30, 1999 and December 31, 1998.

                                                             (IN THOUSANDS)
                                                        JUNE 30,    DECEMBER 31,
                                                          1999          1998
                                                        --------    ------------
Buy/(Sell):
Japanese Yen..........................................  $ 8,954         $--
Japanese Yen..........................................   (3,264)         --

     These forward contracts are considered identifiable hedges and realized and unrealized gains and losses are deferred until settlement of the underlying commitments. They are recorded as other gains or losses when the underlying exposure materializes or the hedged transaction is no longer expected to occur. Deferred foreign gains and losses were not significant at June 30, 1999 and December 31, 1998. Foreign currency transaction gains and losses included in interest income and other were insignificant for the three and six-month periods ended June 30, 1999 and 1998.

     Currency option contracts were treated as hedges of third-party yen revenue exposures. At June 30, 1999, total outstanding purchased currency option contracts were $20 million. These contracts expire in September 1999. At December 31, 1998, total outstanding purchased currency option contracts were $130 million. These contracts expired quarterly through June 1999. The realized and unrealized gains and option premiums are deferred until the exposure underlying the option is recorded. The deferred premiums on all outstanding options were $0.3 million as of June 30, 1999 and $6 million as of December 31, 1998. The deferred premiums were included in other current assets.

                             LSI LOGIC CORPORATION

     On August 5, 1998, the Company recognized a loss of $1.5 million from the decision to close interest rate swap contracts which converted the interest associated with yen borrowings by LSI Logic Japan Semiconductor, Inc., a wholly owned subsidiary of the Company ("JSI"), from adjustable to fixed rates. The contracts were closed because the underlying debt was repaid as discussed in
Note 10. Current period gains and losses associated with the interest rate swaps are included in interest expense, or as other gains and losses at such time as related borrowings are terminated.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Upon adoption of SFAS No. 133, the Company will be required to adjust hedging instruments to fair value in the balance sheet, and recognize the offsetting gain or loss as transition adjustments to be reported in net income or other comprehensive income, as appropriate, and presented in a manner similar to the cumulative effect of a change in accounting principle. While we believe the adoption of this statement will not have a significant effect on our results of operations, the impact of the adoption of SFAS No. 133 as of the effective date cannot be reasonably estimated at this time.

NOTE 9 -- BALANCE SHEET:

                                                            (IN THOUSANDS)
                                                       JUNE 30,    DECEMBER 31,
                                                         1999          1998
                                                       --------    ------------
Inventories:
Raw materials........................................  $ 30,902      $ 32,347
Work-in-process......................................    81,113        53,042
Finished Goods.......................................    79,470        96,051
                                                       --------      --------
          Total......................................  $191,485      $181,440
                                                       ========      ========

     The Company had $97 million of unamortized preproduction engineering costs at December 31, 1998 associated with the construction of a new manufacturing facility in Gresham, Oregon. This new facility became operational as of December 1, 1998, at which time capitalized preproduction began to be amortized over the expected useful life of the manufacturing technology of approximately four years. In April 1998, the AcSEC released SOP No. 98-5, "Reporting on the Costs of Start-up Activities." SOP No. 98-5 is effective for fiscal years beginning after December 15, 1998 and requires companies to expense all costs incurred or unamortized in connection with start-up activities. Accordingly, the Company has expensed the unamortized preproduction balance of $92 million, net of tax, on January 1, 1999 and has presented it as a cumulative effect of a change in accounting principle in accordance with SOP No. 98-5.

NOTE 10 -- DEBT

     During March 1999, the Company issued $345 million of 4 1/4% Convertible Subordinated Notes (the "Convertible Notes") due in 2004. The Convertible Notes are subordinated to all existing and future senior debt, are convertible 60 days following issuance into shares of the Company's common stock at a conversion price of $31.353 per share and are redeemable at the option of the Company, in whole or in part, at any time on or after March 20, 2002. Each holder of the Convertible Notes has the right to cause the Company to repurchase all of such holder's Convertible Notes at 100% of their principal amount plus accrued interest upon the occurrence of certain events and in certain circumstances. Interest is payable semiannually. The Company

                             LSI LOGIC CORPORATION
paid approximately $9.5 million for debt issuance costs related to the Convertible Notes. The debt issuance costs are being amortized using the interest method. The net proceeds of the Convertible Notes were used to repay borrowings under the Company's 364 day facility and the Revolver as described below.

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

     On August 5, 1998, the Company borrowed $150 million under the 364 day Facility and $485 million under the Revolver. On December 22, 1998, the Company borrowed an additional $30 million under the Revolver. The credit facilities allow for borrowings at adjustable rates of LIBOR/TIBOR with a 1.25% spread. As of March 31, 1999 the spread changed to 1%. Interest payments are due quarterly. The 364 day Facility expires on August 3, 1999 at which time borrowings outstanding are payable in full. The Revolver is for a term of four years with the principal reduced quarterly beginning on December 31, 1999. The Revolver includes a term loan sub-facility in the amount of 8.6 billion yen made available to JSI over the same term. The yen term loan sub-facility is for a period of four years with no required payments until it expires on August 5, 2002. Pursuant to the restated credit agreement, on August 30, 1998, JSI repaid its existing 11.4 billion yen ($79.2 million) credit facility and borrowed 8.6 billion yen ($71 million at June 30, 1999) bearing interest at adjustable rates. In March of 1999, the Company repaid the full $150 million outstanding under the 364 day Facility and $185.5 million outstanding under the Revolver primarily using the proceeds from the Convertible Notes as described above. Borrowings outstanding under the Revolver including the yen sub-facility were $370 million as of June 30, 1999. As of June 30, 1999, the interest rate for the Revolver and the yen sub-facility were 5.96% and 1.14%, respectively. The debt issuance costs associated with these debt facilities were not significant.

     In accordance with the terms of its existing credit agreement, the Company must comply with certain financial covenants related to profitability, tangible net worth, liquidity, senior debt leverage, debt service coverage and subordinated indebtedness. As of June 30, 1999, the Company was in compliance with these covenants.

NOTE 11 -- RECONCILIATION OF BASIC AND DILUTED EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations as required by SFAS No. 128, "Earnings Per Share ("EPS")."

                                                    (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
                                                            THREE MONTHS ENDED JUNE 30,
                                           -------------------------------------------------------------
                                                       1999                            1998
                                           -----------------------------   -----------------------------
                                                               PER-SHARE                       PER-SHARE
                                           INCOME*   SHARES+    AMOUNT     INCOME*   SHARES+    AMOUNT
                                           -------   -------   ---------   -------   -------   ---------
Basic EPS:
  Net income available to common
     stockholders........................  $9,831    145,622     $0.07     $31,379   143,168     $0.22
Effect of dilutive securities:
  Stock options..........................              6,325                           1,551
Diluted EPS:
  Net income available to common
     stockholders........................  $9,831    151,947     $0.06     $31,379   144,719     $0.22

                             LSI LOGIC CORPORATION

     Options to purchase 704,863 and 7,477,499 shares were outstanding at June 30, 1999 and 1998, respectively, but were not included in the calculation of diluted shares for the three month periods ended June 30, 1999 and 1998 because the exercise prices were greater than the average market price of common shares in each respective quarter. The exercise price ranges of these options were $41.88 to $58.13 and $25.31 to $58.13 at June 30, 1999 and 1998, respectively.
For the three months ended June 30, 1999, common equivalent shares of 11,003,732 and interest expense of $2 million, net of taxes, associated with the Convertible Notes (see Note 10) were excluded from the computation of diluted earnings per share as a result of their antidilutive effect on earnings per share

                                                  (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
                                                           SIX MONTHS ENDED JUNE 30,
                                         --------------------------------------------------------------
                                                      1999                            1998
                                         ------------------------------   -----------------------------
                                                              PER-SHARE                       PER-SHARE
                                         INCOME*    SHARES+    AMOUNT     INCOME*   SHARES+    AMOUNT
                                         --------   -------   ---------   -------   -------   ---------
Basic EPS:
  Net income before cumulative effect
     of change in accounting
     principle.........................  $ 13,841   144,883    $ 0.10     $62,795   142,868     $0.44
                                                               ------                           -----
  Cumulative effect of change in
     accounting principle..............   (91,774)  144,883     (0.64)         --        --        --
                                                               ------
  Net (loss)/income available to common
     stockholders......................   (77,933)  144,883     (0.54)     62,795   142,868      0.44
                                                               ------                           -----
Effect of dilutive securities:
  Stock options........................               4,731                           1,509
Diluted EPS:
  Net income before cumulative effect
     of change in accounting
     principle.........................    13,841   149,614      0.09      62,795   144,377      0.43
                                                               ------                           -----
  Cumulative effect of change in
     accounting principle..............   (91,774)  149,614     (0.61)         --        --        --
                                                               ------
  Net (loss)/income available to common
     stockholders......................  $(77,933)  149,614    $(0.52)    $62,795   144,377     $0.43
                                                               ------                           -----

---------------
     * Numerator -- + Denominator

     Options to purchase 2,952,522 and 7,189,109 shares were outstanding at June 30, 1999 and 1998, respectively, but were not included in the calculation of diluted shares for the six month periods ended June 30, 1999 and 1998 because the exercise prices were greater than the average market price of common shares in each respective period. The exercise price ranges of these options were $32.13 to $58.13 and $25.31 to $58.13 at June 30, 1999 and 1998, respectively.
For the six month period ended June 30, 1999, common equivalent shares of 6,243,690 and interest expense of $3 million, net of taxes, associated with the Convertible Notes (see Note 10) were excluded from the computation of diluted earnings per share as a result of their antidilutive effect on earnings per share

                             LSI LOGIC CORPORATION

NOTE 12 -- COMPREHENSIVE INCOME

     Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary differences between net income and comprehensive income, for the Company, are due to foreign currency translation adjustments and unrealized gains on available-for-sale securities. Comprehensive income for the current reporting and comparable period in the prior year is as follows:

                                                  (IN THOUSANDS)
                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                          JUNE 30,              JUNE 30,
                                     ------------------    -------------------
                                      1999       1998        1999       1998
                                     -------    -------    --------    -------
Comprehensive income/(loss)........  $21,438    $15,168    $(67,963)   $47,220

NOTE 13 -- SEGMENT REPORTING

     The Company operates in two reportable segments: the Semiconductor segment and the Storage Systems segment. In the Semiconductor segment, the Company designs, develops, manufactures and markets integrated circuits, including application-specific integrated circuits ("ASICs"), application-specific standard products ("ASSPs") and related products and services. Semiconductor design and service revenues include engineering design services, licensing of LSI's advanced design tools software, and technology transfer and support services. The Company's customers use these services in the design of increasingly advanced integrated circuits characterized by higher levels of functionality and performance. The proportion of revenues from ASIC design and related services compared to semiconductor product sales varies among customers depending upon their specific requirements. In the Storage Systems segment, the Company designs, manufactures, markets and supports high performance data storage management and storage systems solutions and a complete line of Redundant Array of Independent Disks ("RAID") storage systems, subsystems and related software.

     The following is a summary of operations by segment for the three and six-month periods ended June 30, 1999.

                                                              (IN THOUSANDS)
                                                            THREE MONTHS ENDED
                                                              JUNE 30, 1999
                                               --------------------------------------------
                                               SEMICONDUCTOR    STORAGE SYSTEMS     TOTAL
                                               -------------    ---------------    --------
Revenue......................................    $434,047           $66,965        $501,012
Income from operations.......................    $ 17,317           $ 7,205        $ 24,522

                                                             SIX MONTHS ENDED
                                                              JUNE 30, 1999
                                               --------------------------------------------
                                               SEMICONDUCTOR    STORAGE SYSTEMS     TOTAL
                                               -------------    ---------------    --------
Revenue......................................    $830,154          $134,475        $964,629
Income from operations.......................    $ 26,754          $ 12,252        $ 39,006

     The Storage Systems segment was added in August 1998 with the purchase of Symbios, and therefore revenue and income from operations are not available for the three and six-month periods ended June 30, 1998. Intersegment revenues for the three and six-month periods ended June 30, 1999 were not significant.

                             LSI LOGIC CORPORATION

     The following is a summary of total assets by segment as of June 30, 1999 and December 31, 1998:

                                                                   (IN THOUSANDS)
                                                              JUNE 30,     DECEMBER 31,
                                                                1999           1998
                                                             ----------    ------------
Assets by segment:
Semiconductor..............................................  $2,616,391     $2,700,295
Storage Systems............................................     139,324        123,510
                                                             ----------     ----------
  Total assets.............................................  $2,755,715     $2,823,805
                                                             ==========     ==========

     The Storage Systems segment did not meet the requirement for a reportable segment as defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" as of December 31, 1998. However, for purposes of comparability, total assets by segment as of December 31, 1998 were included in the table.

NOTE 14 -- LEGAL MATTERS

     A discussion of certain pending legal proceedings is included in Item 3 of the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998. Except as set forth in this Note, the information provided therein remains unchanged. On February 26, 1999 a lawsuit alleging patent infringement was filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation, Limited Partnership against eighty-eight electronics industry companies, including us. The case number is CIV99-0377PHX RGS. The patents involved in this lawsuit generally relate to semiconductor manufacturing and computer imaging, including the use of bar coding for automatic identification of articles. The relief sought is an injunction and damages in an unspecified amount. While we cannot make any assurances regarding the eventual resolution of this matter, we do not believe it will have a material adverse effect on our consolidated results of operations or financial condition.

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

                             LSI LOGIC CORPORATION

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

     We have international subsidiaries which operate and sell our products in various global markets. We purchase a substantial portion of our raw materials and equipment from foreign suppliers and incur labor and other operating costs in foreign currencies, particularly at our Japanese manufacturing facilities. As a result, we are exposed to international factors such as changes in foreign currency exchange rates or weak economic conditions of the respective countries in which we operate. We utilize forward exchange, currency swap, interest swap and option contracts to manage our exposure associated with currency fluctuations on intercompany transactions and certain foreign currency denominated commitments. With the exception of purchased option contracts and forward contracts, there were no currency swap or interest rate swap contracts outstanding as of June 30, 1999 and December 31, 1998. (See Note 8 to the Unaudited Consolidated Condensed Financial Statements.) Our corporate headquarters and some of our manufacturing facilities are located near major earthquake faults. As a result, in the event of a major earthquake, we could suffer damages which could significantly and adversely affect our operating results and financial condition.

     There have been no significant changes in the market risk disclosures during the second three months of 1999 as compared to the discussion in our 1998 Annual Report on Form 10-K/A for the year ended December 31, 1998.

     While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information, we recommend that you read this discussion and analysis in conjunction with Management's Discussion and Analysis included in our 1998 Annual Report on Form 10-K/A for the year ended December 31, 1998.

                             LSI LOGIC CORPORATION

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

YEAR 2000 DISCLOSURE

     The following statement is a Year 2000 Readiness Disclosure under the Year 2000 Information and Readiness Disclosure Act of 1998.

     As with many other companies, the Year 2000 computer issue presents risks for us. We use a significant number of computer software programs and operating systems in our internal operations, including applications used in our financial, product development, order management and manufacturing systems. There are areas in which the Year 2000 computer issue could negatively impact us and our business. If internal systems do not properly recognize and process date information for years into and beyond the turn of the century, there could be an adverse impact on our operations. Moreover, if critical suppliers' or customers' systems or products fail because of a Year 2000 malfunction, there could be an adverse impact on our operating results. Finally, our products could malfunction as a result of a failure in date recognition. A Year 2000 problem could arise if our systems were to fail to properly recognize and process date information for several reasons, including: they could fail to properly recognize years that begin with the digits "20" instead of "19"; they could attribute specially assigned meanings to certain date code digits, such as "99"; or they could fail to recognize the year 2000 as a leap year. The inability of computer software programs to accurately recognize, interpret and process date codes designating the year 2000 and beyond could cause systems to yield inaccurate results or encounter operating problems, including interruption of the business operations such systems control.

     We are engaged in a comprehensive program to assess our Year 2000 risk exposure and to plan and implement remedial and corrective action where necessary. We have reviewed all of our major internal systems, including human resources, financial, engineering and manufacturing systems, to assess Year 2000 readiness and to identify critical systems that require correction or remediation. Assessment of our design engineering systems and products was completed in the first quarter of 1999. Based on the results of this assessment, we anticipate that remediation of critical systems will be completed and tested by the end of the third quarter 1999. We believe that our existing HR, financial and business software systems are Year 2000 ready. We cannot assure you, however, that integration and testing of new, corrected or updated programs or systems with which they interface will not result in necessary corrective action to one or more critical systems. A significant disruption of our financial or business systems would adversely impact our ability to process orders, manage production and issue and pay invoices. Our inability to perform these functions for a long period of time could result in a material impact on our results of operations and financial condition.

     Our manufacturing facilities incorporate sophisticated computer integrated manufacturing systems which depend on a mix of our proprietary software and systems and software purchased from third parties. Failure of

                             LSI LOGIC CORPORATION

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

     Our assessment program also has encompassed our own product offerings. Our ASICs are custom-designed chips which implement the customer's functional or engineering specifications. As designer and manufacturer of the physical implementation of a customer's design in silicon, we generally do not have specific knowledge of the role of the customer's ASIC within the complete system for which it is intended. Whether the chip will operate correctly depends on the system function and the software design and integration, which will be determined independently by the customer or other third party suppliers. Our ASSP and storage systems products, on the other hand, do implement chip and system functionality designed by us. Such functionality include graphics processing, audio/video signal decoding, data transmission, I/O control and data storage whose functionality generally is not date dependent. We have completed our assessment of the Year 2000 readiness of these products, and there is no information to indicate that Year 2000 issues will have a material impact on sales or functionality of our standard product offerings. Customers are seeking assurances of our Year 2000 readiness with increasing frequency, and we are endeavoring promptly and completely to address their concerns. However, we have no control over a customer's Year 2000 readiness. Customers who believe that the products they purchase from us may not be Year 2000 compliant may seek alternative sources of supply. A significant decline in new orders or increase in cancellations of existing backlog could have a material adverse impact on our results of operations or financial condition.

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

     Our costs to date related to the Year 2000 issue consist primarily of reallocation of internal resources to evaluate and assess systems and products as described above and to plan our remediation and testing efforts. We have not maintained detailed accounting records, but based on our review of department budgets and staff allocations, we believe these costs to be insignificant. We currently estimate that the total cost of ongoing assessment, remediation, testing and planning directly related to Year 2000 issues will amount to approximately $15 million. Of this, approximately $7 million is expected to consist of expenses attributed to redeployment of labor resources and overhead, $3 million for the cost of software and external consulting fees and $5 million for additional capital expenditures. The capital expenditures represent the early replacement of information technology equipment and software to obtain the full benefits of Year 2000 protections versus the normal technical obsolescence replacement cycle. The estimate is based on the current assessment of the projects and is subject to change as the projects progress. We cannot assure you that remediation and testing

                             LSI LOGIC CORPORATION

will not identify issues which require additional expenditure of material amounts which could result in an adverse impact on financial results in future reporting periods.

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

RESULTS OF OPERATIONS

     On June 22, 1999, we completed a merger of our wholly-owned subsidiary with SEEQ in a transaction accounted for as a pooling of interests and SEEQ became a wholly-owned subsidiary. All financial information has been restated retroactively to reflect SEEQ and our combined operations as if the merger had occurred at the beginning of the earliest period presented (see Note 2 to the unaudited consolidated condensed financial statements). Prior to the merger, SEEQ's fiscal year-end was the last Sunday in September of each year whereas we operate on a fiscal year ending on December 31.

     Where more than one material factor caused changes in results, we have quantified each material factor throughout the MD&A where practicable.

  Revenues

     Revenues for the second quarter of 1999 increased $165 million or 49% to $501 million compared to $336 million during the same period of 1998. The material factors contributing to this increase included additional revenues from the acquisition of Symbios in the third quarter of 1998 (see Note 6). The increase was also attributable to increased demand for products used in communications and networking applications. The increase was offset in part by decreased demand for our component products used in computer product applications.

     Revenues for the first half of 1999 increased $296 million or 44% to $965 million compared to $669 million for the same period of the prior year. The material factors contributing to the increase included additional revenues from the acquisition of Symbios in the third quarter of 1998. The increase was also attributable to increased demand for products used in communications and networking applications. The

                             LSI LOGIC CORPORATION

increase was offset in part by the decreased demand and lower average selling prices for our component products used in computer and consumer product applications.

     One customer represented 11% of revenues for the three months ended June 30, 1999. There were no customers with revenues greater than or equal to 10% of total consolidated revenues for the six months ended June 30, 1999.

OPERATING COSTS AND EXPENSES

     Key elements of the consolidated statements of operations, expressed as a percentage of revenues, were as follows:

                                                           THREE MONTHS     SIX MONTHS
                                                              ENDED           ENDED
                                                             JUNE 30,        JUNE 30,
                                                           ------------    ------------
                                                           1999    1998    1999    1998
                                                           ----    ----    ----    ----
Gross margin.............................................   37%     47%     36%     45%
Research and development expenses........................   15%     20%     16%     20%
Selling, general and administrative expenses.............   13%     16%     13%     15%
Amortization of intangibles..............................    2%     --       2%     --
Income from operations...................................    5%     11%      4%     11%

  Gross margin

     The gross margin percentage decreased to 37% during the second quarter of 1999 from 47% in the same period in 1998 and decreased to 36% during the first half of 1999 from 45% in the same period in 1998. The decrease reflected a combination of the following elements:

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

     Changes in the relative strength of the yen may have a greater impact on gross margin than other foreign exchange fluctuations due to our large wafer fabrication operations in Japan. Although the yen strengthened (the average yen exchange rate for the second quarter and first half of 1999 increased 12% and 10%, respectively, from the same periods in 1998), the effect on gross margin and net income was not significant because yen denominated sales offset a substantial portion of yen denominated costs during the period. Moreover, we hedged a portion of our remaining yen exposure. (See Note 8 to the Unaudited Consolidated

                             LSI LOGIC CORPORATION

Condensed Financial Statements.) Future changes in the relative strength of the yen or mix of foreign denominated revenues and costs could have a significant effect on gross margins or operating results.

RESEARCH AND DEVELOPMENT

     Research and development ("R&D") expenses increased $9 million or 14% to $75 million and $21 million or 16% to $152 million during the three and six month periods ended June 30, 1999, respectively, compared to $66 million and $131 million in the same periods of 1998, respectively. The material factors resulting in this increase were the following:

     - Expenditures for research and development activities which were a continuation of research and development activities of the Symbios business included in our unaudited consolidated financial statements in the second quarter and the first half of 1999;

     - Expenditures related to the continued development of advanced sub-micron products and process technologies;

     - Salary increases during the second quarter of 1999.

     For the three and six months ended June 30, 1999, the above noted increases were offset in part by $3 million which is directly attributable to a technology transfer agreement entered into with a non-public technology company located in Malaysia during the second quarter of 1999. (See Note 4 of the Notes to the Unaudited Consolidated Condensed Financial Statements).

     As a percentage of revenues, R&D expenses decreased to 15% and 16% for the second quarter and the first half of 1999, respectively, compared to approximately 20% for the comparable periods in 1998. The effects of our restructuring programs in the third quarter of 1998 primarily accounted for the decrease (see Note 5 of Notes to the Unaudited Consolidated Condensed Financial Statements). As we continue our commitment to technological leadership in our markets and realize the further benefit of cost savings from our restructuring efforts, we are targeting our R&D investment in the second half of 1999 to be approximately 13% of revenues.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses increased $11 million or 20% to $63 million and $26 million or 27% to $124 million for the three and six months ended June 30, 1999, respectively, compared to $52 million and $98 million during the same periods in 1998, respectively. The increase was primarily attributable to the inclusion of current expenses relating to the former Symbios business acquired on August 6, 1998 and salary increases in the second quarter of 1999. As a percentage of revenues, SG&A expenses decreased to approximately 13% for the three and six month periods ended June 30, 1999 from 16% and 15% during the same periods in 1998, respectively. We expect that SG&A expenses as a percentage of revenues will decline to approximately 12% of revenues during the second half of 1999 as we continue to realize the benefits of cost savings from the restructuring programs established in the third quarter of 1998.

RESTRUCTURING AND MERGER RELATED EXPENSES

     Restructuring and merger related expenses were $8 million and $6 million for the three and six month periods ended June 30, 1999, respectively. There were no restructuring or merger related expenses recorded in the same periods of 1998. In connection with the merger with SEEQ on June 22, 1999 (see Note 2 of the Notes to the Unaudited Consolidated Condensed Financial Statements), we recorded $3 million in restructuring charges and $5 million in merger related expenses. The merger expenses related primarily to investment banking and other professional fees directly attributable to the merger with SEEQ. The restructuring charge is comprised of $2 million in write-downs of fixed assets which were duplicative to the combined company, $0.5 million of exit costs relating to non-cancelable building lease contracts and $0.5 million provision for severance costs related to the involuntary termination of certain employees. The exit costs and employee severance costs were recorded in accordance with EITF No. 94-3 "Liability Recognition

                             LSI LOGIC CORPORATION

for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The fixed and other assets write-downs were recorded in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The restructuring actions as outlined by the restructuring plan are intended to be executed to completion by June 30, 2000, one year from the date the reserve was taken.

     The $6 million in restructuring and merger related expenses for the six months ended June 30, 1999 also included a $2.5 million reversal of restructuring reserves recorded in the first quarter of 1999. During the first quarter of 1999, we determined that $2.5 million of the restructuring reserve originally established in the third quarter of 1998 would not be utilized as a result of the completion of activities in the U.S., Europe and Japan, including the trade-in of certain software at a gain which was previously written down. For a description of the restructuring costs recorded in the third quarter of 1998 and changes to the restructuring reserves in the second quarter of 1999, refer to Note 5 of the Notes to the Unaudited Consolidated Condensed Financial Statements.

     The savings from the restructuring plan associated with the acquisition of SEEQ are not considered to be significant.

     As a result of the execution of restructuring plan announced in the third quarter of 1998, we expect to realize savings in 1999 of approximately $37 million in reduced employee expenses, $10 million in depreciation savings and $3 million related to reduced lease and maintenance contract expenses primarily associated with the reduction in the number of engineering design centers and sales facilities and administrative offices worldwide. As of June 30, 1999, the remaining cash requirements will be related primarily to severance payouts. The resources for such payments will come from cash on hand at the time the severance payouts are distributed.

IN-PROCESS RESEARCH AND DEVELOPMENT

     On April 14, 1999, we acquired all of the outstanding capital stock of ZSP for a total purchase price of $11.3 million which consisted of $7 million in cash (which included approximately $0.6 million in direct acquisition costs), and assumed liabilities up to $4.3 million in accordance with the purchase agreement with ZSP. The merger was accounted for as a purchase (See Note 3 to the Notes to the Consolidated Condensed Financial Statements). ZSP, a development stage semiconductor company, was involved in the design and marketing of programmable Digital Signal Processors ("DSPs") for use in wired and wireless communications. The results of operations of ZSP and estimated fair value of assets acquired and liabilities assumed were included in our consolidated condensed financial statements as of April 14, 1999, the effective date of the purchase, through the end of the period.

     In connection with the purchase of ZSP, we recorded a $4.6 million charge to in-process research and development ("IPR&D") during the second quarter of 1999. The amount was determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed. We acquired ZSP's in-process DSP research and development project that was targeted at the telecommunications market. This product is being developed specifically for voice over net or voice over internet protocol applications and is intended to have substantial incremental functionality, greatly improved speed and a wider range of interfaces than ZSP's current technology.

     The value of the one project identified to be in progress was determined by estimating the future cash flows from the project once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value as defined below. The net cash flows from the identified project are based on our estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs and applicable income taxes for the project. These estimates were compared and found to be in line with industry analysts forecasts of growth in the telecommunications market. Estimated total revenues are expected to peak in the years 2002 and 2003 and then decline in 2004 as other new products are expected to become available. These projections are based on our estimates of market

                             LSI LOGIC CORPORATION

size and growth, expected trends in technology, and the expected timing of new product introductions by us and our competitors.

     We applied a royalty percentage of 25% of operating income for the project in-process to attribute value for dependency on predecessor core technologies. The discount rate used was 25% for the project, a rate 1,000 basis points higher than the industry weighted average cost of capital estimated at approximately 15% to account for the risks associated with the inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances which could impact the estimates described above.

     The percentage of completion for the project was determined using milestones representing management's estimate of effort, value added and degree of difficulty of the portion of the project completed as of April 14, 1999, as compared to the remaining research and development to be completed to bring the project to technical feasibility. The development process is grouped into three phases with each phase containing between one and five milestones. The three phases are:

     - Researching the market requirements and the engineering architecture and feasibility studies;

     - Design and verification milestones; and

     - Prototyping and testing the product (both internal and customer testing).

     Development of ZSP's digital signal processor project started in May 1998. As of April 14, 1999, we estimated the project was 65% complete. As of the acquisition date, the cost to complete the project is estimated at $1 million for the remainder of 1999.

     However, development of the technology remains a substantial risk to us due to the remaining effort to achieve technical feasibility, rapidly changing customer markets and competitive threats from other companies. Additionally, the value of other intangible assets acquired may become impaired. Our management believes that the in-process research and development charge of $4.6 million is valued consistently with the SEC staff's view regarding valuation methodologies. There can be no assurances, however, that the SEC staff will not take issue with any assumptions used in the valuation model and require us to revise the amount allocated to in-process research and development.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

     Amortization of goodwill and other intangibles increased $11 million to $12 million and $20 million to $23 million in the three and six months ended June 30, 1999, respectively, compared to $1 million and $3 million during the same periods in 1998, respectively. The increase was primarily related to amortization of goodwill and other intangibles associated with the acquisition of Symbios in the third quarter of 1998 and the acquisition of ZSP in the second quarter of 1999.

  INTEREST EXPENSE

     Interest expense increased $10 million and $20 million for the three and six month periods ended June 30, 1999 as compared to the same periods in the prior year. The increase was attributable to interest expense on the bank debt facility, which we entered into during the third quarter of 1998 to fund the purchase of Symbios, and the Convertible Notes issued in March 1999. (See Note 10 of Notes to the Unaudited Consolidated Condensed Financial Statements.) Additionally, in 1999, we did not capitalize any interest associated with the construction of the new fabrication facility in Gresham, Oregon, as operations of the facility commenced in December 1998.

                             LSI LOGIC CORPORATION

INTEREST INCOME AND OTHER

     Interest income and other decreased $3 million to $2 million and $9 million to $4 million in the second quarter and the first half of 1999, respectively, as compared to $5 million and $13 million during the same periods in 1998, respectively. The decrease was primarily attributable to the following:

     - A reduction in interest income attributable to lower average balances of cash, cash equivalents and short-term investments during the first half of 1999 as compared to the same period in the prior year. The lower average balances of cash, cash equivalents and short term investments resulted primarily from cash outlays associated with the purchase of Symbios in the third quarter of 1998 and debt repayments, net of borrowings, primarily during the first quarter of 1999; and

     - The combination of slightly higher losses on both foreign exchange and fixed asset disposals during the three and six months ended June 30, 1999 compared to the same periods of 1998.

PROVISION FOR TAXES

     The tax provision for the three and six months ended June 30, 1999 was at an effective rate of 43% and 40%, respectively, compared to 25% for the three and six months ended June 30, 1998, respectively. The rate in the first half of 1999 was impacted by the write-offs relating to IPR&D, SEEQ merger costs and restructuring charges during the second quarter of 1999. Our effective tax rate can be above or below the U.S. statutory rate primarily due to non-deductible IPR&D and merger and restructuring charges offset in part by earnings of our foreign subsidiaries taxed at lower rates and the utilization of prior loss carryovers and other tax credits.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     In April 1998, the Accounting Standards Executive Committee ("AcSEC") released Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-up Activities." The SOP is effective for fiscal years beginning after December 15, 1998 and requires companies to expense all costs incurred or unamortized in connection with start-up activities. Accordingly, we expensed the unamortized preproduction balance of $91.8 million associated with the Gresham manufacturing facility, net of tax, on January 1, 1999 and presented it as a cumulative effect of a change in accounting principle in accordance with SOP No. 98-5.

FINANCIAL CONDITION AND LIQUIDITY

     Cash, cash equivalents and short-term investments increased by $53 million during the first six months of 1999 to $345 million from $292 million at the end of 1998. The increase was primarily generated from operations partially offset by purchases of property and equipment, repayment of debt obligations, net of borrowings, and purchases net of sales of equity securities.

     Working capital increased by $279 million to $518 million at June 30, 1999 from $239 million at December 31, 1998. The increase in working capital was primarily a result of the following elements:

     - Lower current liabilities as a result of repayment of the short-term portion of the debt facility in the first quarter of 1999, lower accounts payable due to the timing of invoice receipt and payment, and lower income taxes payable primarily resulting from the timing of payments; and

     - Higher short-term investments, accounts receivable and inventories. The increase in accounts receivable was attributable to higher sales in the second quarter of 1999 as compared to the fourth quarter of 1998. The increase in inventories reflected the expectation of continued sales growth in 1999 that would be higher than the rate in 1998.

     The increase in working capital was offset in part by lower prepaids and other current assets and higher accrued salaries, wages and benefits as compared to December 31, 1998. The increase in accrued salaries and wages related to the timing of payments and accruals as of June 30, 1999 compared to December 31, 1998.

                             LSI LOGIC CORPORATION

     During the first six months of 1999, we generated $100 million of cash and cash equivalents from operating activities compared to $68 million during the same period in 1998. The increase in cash and cash equivalents provided from operations was primarily attributable to:

     - Higher net income (before depreciation and amortization, write-off of unamortized preproduction costs, non-cash restructuring charges and the gain on stock investments); and

     - A decrease in prepaids and other assets and an increase in accrued and other liabilities.

     The decrease in prepaids and other assets was primarily attributable to a $23 million increase in the accumulated amortization of goodwill and other intangibles during the first half of 1999 offset in part by timing differences of payments on prepaids and other current assets. The increase in accrued and other liabilities was primarily due to an increase in accrued salaries and wages and benefits offset in part by a decrease in income taxes payable.

     The increased cash from operations was offset in part by an increase in accounts receivable, inventories, and a decrease in accounts payable. The increase in accounts receivable was primarily a result of higher revenues in the first half of 1999 as compared to the first half of 1998. Inventories were primarily higher as revenues are expected to continue to be higher for the second half of 1999 as compared to 1998. The decrease in accounts payable was primarily as a result of timing of invoice receipt and the higher volumes of business in June 1999 compared to June 1998.

     Cash and cash equivalents used in investing activities during the first six months of 1999 were $109 million compared to $47 million during the same period in 1998. The primary investing activities during the first six months of 1999 included the following:

     - Purchases and sales of debt and equity securities available-for-sale;

     - The acquisition of a non-public technology company; and

     - Purchases of property and equipment.

     The increase in cash used in investing activities during the first six months of 1999 as compared to the same period in 1998 was primarily attributable to a decrease in the maturities and sales of debt and equity securities available-for-sale offset in part by a decrease in both the purchases of debt and equity securities available for sale and purchases of property and equipment. We believe that maintaining technological leadership in the highly competitive worldwide semiconductor industry requires substantial ongoing investment in advanced manufacturing capacity. Net capital additions were $29 million and $148 million during the first six months of 1999 and 1998, respectively. The decrease in additions from 1998 was primarily attributable to reduced purchases of property and equipment related to construction of the new wafer fabrication facility in Gresham, Oregon. We expect to incur capital expenditures of no more than $250 million in 1999.

     Cash and cash equivalents used for financing activities during the first six months of 1999 totaled $9 million, compared to $12 million provided by financing activities in the same period of 1998. The increase in cash used during the first six months of 1999 was primarily attributable to repayment of the credit facility, net of proceeds, from the issuance of the new 4 1/4% Convertible Subordinated Notes (see Note 4 to the Unaudited Consolidated Condensed Financial Statements.) The increase in cash used is offset in part by proceeds from sale of common stock issued pursuant to our employee stock option and purchase plans.

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

                             LSI LOGIC CORPORATION

related to the Convertible Notes. The debt issuance costs are being amortized using the interest method. We used the net proceeds from the Convertible Notes to repay debt obligations as outlined below.

     On August 5, 1998, we entered into a credit agreement with JSI and ABN AMRO. The credit agreement was restated and superseded by the Amended and Restated Credit Agreement dated as of September 22, 1998 and thereafter syndicated to a group of lenders determined by ABN AMRO and us. The credit agreement consists of two credit facilities: a $575 million senior unsecured reducing revolving credit facility ("Revolver"), and a $150 million senior unsecured revolving credit facility ("364 day Facility").

     On August 5, 1998, we borrowed $150 million under the 364 day Facility and $485 million under the Revolver. On December 22, 1998, we borrowed an additional $30 million under the Revolver. The credit facilities allow for borrowings at adjustable rates of LIBOR/TIBOR with a 1.25% spread. As of March 31, 1999 the spread was 1%. Interest payments are due quarterly. The 364 day Facility expires on August 3, 1999 at which time borrowings outstanding are payable in full. The Revolver is for a term of four years with the principal reduced quarterly beginning on December 31, 1999. The Revolver includes a term loan sub-facility in the amount of 8.6 billion yen made available to JSI over the same term. The yen term loan sub-facility is for a period of four years with no required payments until it expires on August 5, 2002. Pursuant to the restated credit agreement, on August 30, 1998, JSI repaid it's existing 11.4 billion yen ($79.2 million) credit facility and borrowed 8.6 billion yen ($70.5 million at June 30,
1999) bearing interest at adjustable rates. In March of 1999, we repaid the $150 million outstanding under the 364 day Facility and $185.5 million outstanding under the Revolver primarily using proceeds from the Convertible Notes. Borrowings outstanding under the Revolver including the yen sub-facility were $370 million as of June 30, 1999. As of June 30, 1999, the interest rate for the Revolver and the yen sub-facility were 5.96% and 1.14%, respectively. Debt issuance costs were not significant.

     In accordance with the existing credit agreement, we must comply with certain financial covenants related to profitability, tangible net worth, liquidity, senior debt leverage, debt service coverage and subordinated indebtedness. As of June 30, 1999, we were in compliance with these covenants.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges, and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Upon adoption of SFAS No. 133, we will be required to adjust hedging instruments to fair value in the balance sheet, and recognize the offsetting gain or loss as transition adjustments to be reported in net income or other comprehensive income, as appropriate, and presented in a manner similar to the cumulative effect of a change in accounting principle. While we believe the adoption of this statement will not have a significant effect on our results of operations, the impact of the adoption of SFAS No. 133 as of the effective date cannot be reasonably estimated at this time.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

     Reference is made to Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998 for a discussion of certain pending legal proceedings. Except as set forth in Note 14, the information provided at such reference regarding those matters remains unchanged. The Company continues to believe that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing parties, with the potential for having an adverse effect on the Company's financial position or its results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of LSI Logic Corporation was held on May 7, 1999 in San Francisco, California. Of the total 141,836,838 shares outstanding as of the record date, 129,885,603 shares (91.576%) were present or represented by proxy at the meeting. The table below presents the voting results of election of the Company's Board of Directors:

                                                            VOTES FOR     VOTES WITHHELD
                                                           -----------    --------------
Wilfred J. Corrigan......................................  126,222,216      3,663,387
T.Z. Chu.................................................  126,335,524      3,550,079
Malcolm R. Currie........................................  126,264,422      3,621,181
James H. Keyes...........................................  126,236,190      3,550,413
R. Douglas Norby.........................................  126,324,602      3,561,001
Matthew J. O'Rourke......................................  126,261,844      3,623,759

     The stockholders approved an amendment to the 1991 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 6,250,000. The proposal received 91,844,094 affirmative votes, 37,234,458 negative votes, 807,051 abstentions, and zero non-votes.

     The stockholders approved an Amended and Restated Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder by 750,000, to change the enrollment dates, to reduce the length of the offering period and to grant the Board of Directors authority to alter the purchase price of the shares and make other administrative changes. The proposal received 17,965,530 affirmative votes, 11,087,704 negative votes, 832,369 abstentions, and zero non-votes.

     The stockholders approved an amendment to the 1995 Director Stock Option Plan to increase the annual grant of options to each non-employee director to 12,500, which fully vest six months after grant. The proposal received 116,788,049 affirmative votes, 12,146,671 negative votes, 117,950,883 abstentions, and zero non-votes.

     The stockholders approved the appointment of PricewaterhouseCoopers LLP as independent accountants of the company. The proposal received 128,755,565 affirmative votes, 432,362 negative votes, 657,676 abstentions and zero non-votes.

ITEM 5. OTHER INFORMATION.

STOCKHOLDER PROPOSALS

     Proposals of stockholders intended to be presented at the Company's 2000 annual meeting of stockholders must be received at the Company's principal executive offices not later than November 19, 1999 in order to be included in the Company's proxy statement and form of proxy relating to the 2000 annual meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     27.1  Financial Data Schedules

(b) Reports on Form 8-K

     On June 2, 1999, pursuant to Item 5 to report information set forth in the Registrant's press release dated May 19, 1999.

     On July 9, 1999, pursuant to Item 5 to report information set forth in the Registrant's press release dated July 1, 1999.

     On July 9, 1999, pursuant to Item 5 to report information set forth in the Registrant's press release dated June 22, 1999.

     On July 26, 1999, pursuant to Item 5 to report information set forth in the Registrant's press release dated July 21, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LSI LOGIC CORPORATION
                                          (Registrant)

Date: July 27, 1999                       By      /s/ R. DOUGLAS NORBY
                                            ------------------------------------
                                                      R. Douglas Norby
                                             Executive Vice President Finance &
                                                  Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER
-------
 27.1      Financial Data Schedule
 27.2      Financial Data Schedule