Form 10-Q
period 1999-09-30
LSI LOGIC CORP
filed 1999-11-12
CIK 703360

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1999

                                       or

[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                           YES [X]           NO [ ]

As of November 8, 1999 there were 148,725,266 of the registrant's Common Stock, $.01 par value, outstanding.

                              LSI LOGIC CORPORATION
                                    Form 10-Q
                    For the Quarter Ended September 30, 1999
                                      INDEX

                                                                               PAGE
                                                                                NO.
                                                                               ----
PART I  FINANCIAL INFORMATION

Item 1  Financial Statements

            Consolidated Condensed Balance Sheets - September 30, 1999 and
               December 31, 1998                                                  3

            Consolidated Condensed Statements of Operations - Three-Month
               and Nine-Month Periods Ended September 30, 1999 and 1998           4

            Consolidated Condensed Statements of Cash Flows - Nine-Month
               Periods Ended September 30, 1999 and 1998                          5

            Notes to Consolidated Condensed Financial Statements                  6

Item 2  Management's Discussion and Analysis of Results of Operations
            and Financial Condition                                              19


PART II OTHER INFORMATION

Item 1  Legal Proceedings                                                        32

Item 6  Exhibits and Reports on Form 8-K                                         32

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              LSI LOGIC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                      SEPTEMBER 30,            DECEMBER 31,
                                                                          1999                     1998
                                                                      -------------            ------------
ASSETS
Cash and cash equivalents                                              $  185,977               $  210,306
Short-term investments                                                    271,010                   81,220
Accounts receivable, less allowance for doubtful
   accounts of $7,451 and $3,537                                          369,754                  249,106
Inventories                                                               217,489                  181,440
Deferred tax assets                                                        62,699                   62,699
Prepaid expenses and other current assets                                  45,024                   52,250
                                                                       ----------               ----------
      Total current assets                                              1,151,953                  837,021
                                                                       ----------               ----------
Property and equipment, net                                             1,297,180                1,486,256
Goodwill and other intangibles                                            305,485                  332,779
Other assets                                                              220,684                  167,749
                                                                       ----------               ----------
      Total assets                                                     $2,975,302               $2,823,805
                                                                       ==========               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                       $  209,354               $  195,228
Accrued salaries, wages and benefits                                       78,478                   47,988
Other accrued liabilities                                                 102,508                  109,236
Income taxes payable                                                       57,243                   57,993
Current portion of long-term obligations                                   84,051                  187,852
                                                                       ----------               ----------
      Total current liabilities                                           531,634                  598,297
                                                                       ----------               ----------
Long-term obligations and deferred taxes liabilities                      811,049                  695,797
                                                                       ----------               ----------
Minority interest in subsidiaries                                           6,019                    5,238
                                                                       ----------               ----------
Commitments and contingencies                                                  --                       --
Stockholders' equity:
   Preferred shares; $.01 par value; 2,000 shares
      authorized                                                               --                       --
   Common stock; $.01 par value; 450,000 shares
      authorized; 147,311 and 143,867 shares outstanding                    1,473                    1,439
Additional paid-in capital                                              1,183,971                1,135,219
Retained earnings                                                         342,369                  368,378
Accumulated other comprehensive income                                     98,787                   19,437
                                                                       ----------               ----------
     Total stockholders' equity                                         1,626,600                1,524,473
                                                                       ----------               ----------
     Total liabilities and stockholders' equity                        $2,975,302               $2,823,805
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

                              LSI LOGIC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                         SEPTEMBER 30,
                                                        ------------------------------------------------------------------------
                                                            1999                  1998             1999                  1998
                                                        -----------           -----------      -----------           -----------
Revenues                                                $   539,959           $   396,871      $ 1,504,588           $ 1,065,873
                                                        -----------           -----------      -----------           -----------
Costs and expenses:
   Cost of revenues                                         325,785               225,400          942,074               592,792
   Research and development                                  71,878                79,301          223,447               210,158
   Selling, general and administrative                       66,881                61,146          191,153               158,747
   Acquired in-process research and development                  --               145,500            4,600               145,500
   Restructuring of operations and other
      non-recurring (benefits)/charges, net                  (7,934)               75,400           (2,063)               75,400
   Amortization of intangibles                               11,767                 7,338           34,789                10,110
                                                        -----------           -----------      -----------           -----------
      Total costs and expenses                              468,377               594,085        1,394,000             1,192,707
                                                        -----------           -----------      -----------           -----------
Income/(loss) from operations                                71,582              (197,214)         110,588              (126,834)
Interest expense                                             (9,404)               (6,028)         (29,604)               (6,203)
Interest income and other, net                                7,006               (23,395)          11,201                (9,915)
                                                        -----------           -----------      -----------           -----------
Income/(loss) before income taxes and cumulative
   effect of change in accounting principle                  69,184              (226,637)          92,185              (142,952)
Provision for/(benefits of) income taxes                     17,260               (14,607)          26,420                 6,283
                                                        -----------           -----------      -----------           -----------
Income/(loss) before cumulative effect of change in
   accounting principle                                      51,924              (212,030)          65,765              (149,235)
Cumulative effect of change in accounting
   principle                                                     --                    --          (91,774)                   --
                                                        -----------           -----------      -----------           -----------
Net income/(loss)                                       $    51,924           $  (212,030)     $   (26,009)          $  (149,235)
                                                        ===========           ===========      ===========           ===========
Basic earnings  per share:
   Income/(loss) before cumulative effect of change
      in accounting principle                           $      0.35           $     (1.48)     $      0.45           $     (1.04)
   Cumulative effect of change in accounting
      principle                                                  --                    --            (0.63)                   --
                                                        -----------           -----------      -----------           -----------
   Net income/(loss)                                    $      0.35           $     (1.48)     $     (0.18)          $     (1.04)
                                                        ===========           ===========      ===========           ===========
Diluted earnings  per share:
   Income/(loss) before cumulative effect of change
      in accounting principle                           $      0.33           $     (1.48)     $      0.43           $     (1.04)
   Cumulative effect of change in accounting
      Principle                                                  --                    --            (0.60)                   --
                                                        -----------           -----------      -----------           -----------
   Net income/(loss)                                    $      0.33           $     (1.48)     $     (0.17)          $     (1.04)
                                                        ===========           ===========      ===========           ===========
Shares used in computing per share amounts:
   Basic                                                    146,767               143,159          145,514               142,852
                                                        ===========           ===========      ===========           ===========
   Diluted                                                  166,471               143,159          152,023               142,852
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

                              LSI LOGIC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                  -----------------------------
                                                                                     1999                1998
                                                                                  ---------           ---------
Operating activities:
Net loss                                                                          $ (26,009)          $(149,235)
Adjustments:
   Depreciation and amortization                                                    269,267             152,321
   Write-off of unamortized preproduction costs                                      97,356                  --
   Acquired in-process research and development                                       4,600             145,500
   Non-cash restructuring (benefits)/charges, net                                    (7,107)             75,400
   Common stock issued for litigation                                                    --               1,406
   (Gain)/loss from stock investments                                                (3,558)             14,338
   Changes in:
      Accounts receivable                                                          (111,017)            (16,549)
      Inventories                                                                   (31,848)             (4,225)
      Prepaid expenses and other assets                                               9,655             (28,314)
      Accounts payable                                                                6,549             (43,923)
      Accrued and other liabilities                                                  24,308              (5,133)
                                                                                  ---------           ---------
   Net cash provided by operating activities                                        232,196             141,586
                                                                                  ---------           ---------

Investing activities:
   Purchases of debt and equity securities available-for-sale                      (353,776)           (301,782)
   Maturities and sales of debt and equity securities available-for-sale            188,756             594,546
   Purchase of equity securities                                                         --              (7,216)
   Purchases of property and equipment, net of retirements                         (104,795)           (232,377)
   Acquisition of a non-public technology company                                    (6,779)                 --
   Acquisition of Symbios, net of cash acquired                                          --            (759,684)
   Acquisition of stock from minority interest holders                                   --                (599)
                                                                                  ---------           ---------
   Net cash used for investing activities                                          (276,594)           (707,112)
                                                                                  ---------           ---------

Financing activities:
   Proceeds from borrowings                                                         345,000             694,682
   Repayment of debt obligations                                                   (368,738)           (100,628)
   Debt issuance costs                                                               (9,488)                 --
   Purchase of common stock under repurchase program                                     --              (5,661)
   Issuance of common stock, net                                                     48,786              12,833
                                                                                  ---------           ---------
   Net cash provided by financing activities                                         15,560             601,226
                                                                                  ---------           ---------

Effect of exchange rate changes on cash and cash equivalents                          4,509              (4,902)
                                                                                  ---------           ---------

(Decrease)/increase in cash and cash equivalents                                    (24,329)             30,798

Cash and cash equivalents at beginning of period                                    210,306             114,087
                                                                                  ---------           ---------

Cash and cash equivalents at end of period                                        $ 185,977           $ 144,885
                                                                                  =========           =========

See accompanying notes to unaudited consolidated condensed financial statements.

                              LSI LOGIC CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

      In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments except as noted below for unamortized preproduction as discussed in Note 9, acquired in-process research and development as discussed in Note 3, and the restructuring expenses as discussed in Note 5 necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

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

      For financial reporting purposes, the Company reports on a 13 or 14 week quarter with a year ending December 31. For presentation purposes, the consolidated condensed financial statements refer to the quarter's calendar month end for convenience. The results of operations for the quarter ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

      On April 14, 1999, the Company acquired all of outstanding capital stock of ZSP Corporation. ("ZSP") in a merger transaction accounted for as a purchase. Accordingly, the results of operations of ZSP and estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated condensed financial statements as of April 14, 1999, the effective date of the purchase, through the end of the period (see Note 3). There were no significant differences between the accounting policies of the Company and ZSP.

      In April 1998, the Accounting Standards Executive Committee ("AcSEC") released Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-up Activities." The SOP is effective for fiscal years beginning after December 15, 1998 and requires companies to expense all costs incurred or unamortized in connection with start-up activities. Accordingly, the Company expensed the unamortized preproduction balance of $92 million associated with the Gresham manufacturing facility, net of tax, on January 1, 1999 and has presented it as a cumulative effect of a change in accounting principle in accordance with SOP No. 98-5.

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

      One customer represented 11% and 10% of the Company's consolidated revenues for the three and nine months ended September 30, 1999, respectively. In the Storage Systems segment, three customers represented 30%, 28% and 14% of Storage Systems revenues, respectively, during the three months ended September 30, 1999. There were four customers, representing 29%, 25%, 15% and 10% of our Storage Systems revenues, respectively, during the nine months ended September 30, 1999. In the Semiconductor segment, there were no customers who represented 10% or more of our semiconductor revenues for the three and nine months ended September 30, 1999.


NOTE 2 - ACQUISITION OF SEEQ

      As discussed in Note 1, on June 22, 1999, the Company completed a merger with SEEQ. SEEQ was formed in January 13, 1981 to engage in the development, production and sale of state-of-the-art, high technology semiconductor devices. The stock for stock transaction was approved by the shareholders of SEEQ. As a result of the merger, the separate existence of SEEQ ceased. Under the terms of the Agreement and Plan of Reorganization and Merger, SEEQ's shareholders received 0.0759 of a share of the Company's common stock for each SEEQ share. Accordingly, the Company issued 2.5 million shares of its common stock for all the outstanding shares of SEEQ common stock. Additionally, outstanding options to acquire SEEQ common stock were converted to options to acquire 0.4 million shares of the Company's common stock.

      The merger was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated retroactively to include the financial results of SEEQ for all periods presented. SEEQ's results of operations were insignificant to the combined financial results (less than 3% by income statement line item for the nine months ended September 30, 1999), and accordingly, separate results of operations of SEEQ and LSI are not presented.

      Adjustments to conform accounting policies of SEEQ to those of LSI were not significant to the combined financial results. There were no inter-company transactions between the two companies for the periods presented.

Restructuring and merger related expenses associated with the SEEQ merger:

      In connection with the merger with SEEQ on June 22, 1999, the Company recorded approximately $2.9 million in restructuring charges and $5.4 million in merger related expenses which included $0.5 million recorded by SEEQ in the first quarter of 1999. The merger expenses related primarily to investment banking and other professional fees directly attributable to the merger with SEEQ. The restructuring charge was comprised of $1.9 million in write-downs of fixed assets which were duplicative to the combined company, $0.5 million of exit costs relating to non-cancelable building lease contracts and $0.5 million provision for severance costs related to the involuntary termination of certain employees. The exit costs and employee severance costs were recorded in accordance with Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The fixed and other assets write-downs were recorded in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The restructuring actions as outlined by the restructuring plan are intended to be completed by June 30, 2000, one year from the date the reserve was taken. Approximately $0.5 million of severance were paid to three employees terminated during the quarter.

      The following table sets forth the SEEQ restructuring reserves as of June 22, 1999, the acquisition date, and activity against the reserve since then:

                                 (In thousands)

                                                      BALANCE                  BALANCE                  BALANCE
                                                      6/22/99    UTILIZED      6/30/99    UTILIZED      9/30/99
                                                      -------    --------      -------    --------      -------
Write-down of fixed assets.......................      $1,854     $(1,854)     $    --     $    --      $    --
Noncancelable building lease contracts ..........         490          --          490          --          490
Payments to employees for severance (a) .........         516          --          516        (516)          --
                                                      -------     -------      -------     -------      -------
          Total..................................      $2,860     $(1,854)     $ 1,006     $  (516)     $   490
                                                      =======     =======      =======     =======      =======

      (a) The amount utilized represents cash payments related to the severance of 3 employees in Q3, 1999.

NOTE 3 - ACQUISITION OF ZSP

      As discussed in Note 1, on April 14, 1999, the Company acquired all of outstanding capital stock of ZSP, a semiconductor company without a fabrication facility that designs and markets programmable Digital Signal Processors ("DSPs"). The acquisition was accounted for as a purchase. Accordingly, the results of operations of ZSP and estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated condensed financial statements as of April 14, 1999, the effective date of the purchase, through the end of the period. There were no significant differences between the accounting policies of the Company and ZSP.

      The Company paid approximately $7 million in cash which included direct acquisition costs of $0.6 million for investment banking, legal and accounting fees in addition to liabilities assumed of $4.3 million. The total purchase price of $11.3 million was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals, where appropriate, and management estimates as follows:

                                 (In thousands)
Fair value of tangible net liabilities                $   (301)
In-process research and development                      4,600
Other current technology                                 2,600
Excess of purchase price over net assets acquired        4,370
                                                      --------
                                                      $ 11,269
                                                      ========

      The Company accrued approximately $0.7 million of exit costs for a non-cancelable building lease contract and to prepare the building for sublease. The exit costs were accrued as a liability assumed in the purchase price allocation in accordance with EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." The Company expects no other additional liabilities that may result in an adjustment to the allocation of the purchase price. There were no significant adjustments made to the reserve during the three and nine months ended September 30, 1999.

In-process research and development:

      In connection with the purchase of ZSP, the Company recorded a $4.6 million charge to in-process research and development ("IPR&D") during the second quarter of 1999. The amount was determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed. The Company acquired ZSP's in-process DSP research and development project that was targeted at the telecommunications market. This product was being developed specifically for voice over net or voice over internet protocol applications and was intended to have substantial incremental functionality, greatly improved speed and a wider range of interfaces than ZSP's current technology.

      The value of the one project identified to be in progress was determined by estimating the future cash flows from the project once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The percentage of completion for the project was determined using milestones representing management's estimate of effort, value added and degree of difficulty of the portion of the project completed as of April 14, 1999, as compared to the remaining research and development to be completed to bring the project to technical feasibility. The development process was grouped into three phases with each phase containing between one and five milestones. The three phases were (i) researching the market requirements and the engineering architecture and feasibility studies,
(ii) design and verification, and (iii) prototyping and testing the product (both internal and customer testing). Development of ZSP's digital signal processor project started in May 1998. As of April 14, 1999, the Company estimated that the project was 65% complete.

      However, development of the technology remains a substantial risk to the Company due to factors including the remaining effort to achieve technical feasibility, rapidly changing customer markets and competitive threats from other companies. Additionally, the value of other intangible assets acquired may become impaired. Company management believes that the IPR&D charge of $4.6 million is valued consistently with the SEC staff's view regarding valuation methodologies. There can be no assurance, however, that the SEC staff will not take issue with any assumptions used in the Company's valuation model and require the Company to revise the amount allocated to IPR&D.

Useful life of intangible assets:

      The amount allocated to current technology and residual goodwill is being amortized over their estimated weighted average useful life of seven years using a straight-line method.

NOTE 4 - LICENSE AGREEMENT

      The Company and Wafer Technology (Malaysia) Sdn. Bhd. ("WTM") have a technology transfer agreement under which the Company grants licenses to WTM with respect to certain of the Company's wafer fabrication technologies and provides associated manufacturing training and related services. In exchange, the Company receives cash and equity consideration valued at $120 million over three years for which transfers and obligations of the Company are scheduled to occur. During the second and third quarters of 1999, the Company transferred technology to WTM valued at $3 million and $6 million respectively. These amounts were recorded as an offset to the Company's research and development expenses. In addition, the Company provided engineering training during the third quarter of 1999 with a value of $1 million. The amount was recorded as an offset to cost of sales. During the nine months ended September 30, 1999, the Company billed a total of $10 million, $9 million of which was recorded as an offset to the Company's research and development expenses and $1 million to cost of sales.

NOTE 5 - 1998 RESTRUCTURING

1998 restructuring reserve activity:

      During the third quarter of 1999, the Company completed the activities underlying the restructuring plan which was originally established in the third quarter of 1998. During the three month period ended September 30, 1999, the Company utilized $2.4 million of restructuring reserves which reflected severance payments of $1.2 million for 8 employees terminated during the quarter in the U.S., Europe and Korea, $1.3 million for lease termination costs primarily in the U.S., Europe and Japan, and $0.2 million for manufacturing facility decommissioning costs in Japan, offset in part by currency translation adjustments of $0.3 million.

      During the quarter, the Company determined that $7.9 million of the restructuring reserve originally established in the third quarter of 1998 would not be utilized because of a change in management's estimate of the reserve requirements. The amount consisted of the following:

-     $2.8 million of excess severance reserves in Japan and Europe;

- $3.8 million of lease termination and non-cancelable purchase commitment reserves primarily in U.S. and Europe;

- $1.3 million of other exit costs and manufacturing facility decommissioning costs primarily in the U.S. and Japan and translation adjustments.

      The change in management estimates of the reserve requirements stemmed primarily from the following factors:

- A significant increase in the requirement for manufacturing capacity to meet expected sales growth which resulted in retention of certain employees originally targeted for termination of employment and in reversal of decommissioning costs as a result of retention of a U.S. operations facility originally targeted for sale; and

- The Company's ability to exit lease commitments and non-cancelable purchase commitments more favorably than originally anticipated in the U.S. and Europe.

      Accordingly, the restructuring reserve reversal was included in the determination of income from operations for the three month and nine month periods ended September 30, 1999. The nine month period ended September 30, 1999 also included $2.5 million of restructuring reserve reversal recorded in the first quarter of 1999 due to a change in management's estimate of the reserve requirements in the U.S., Europe and Japan.

Description of 1998 restructuring:

      The Company remains committed to improving profitability and strengthening competitiveness. As a result of identifying opportunities to streamline operations and maximize the integration of Symbios, Inc. ("Symbios") acquired on August 6, 1998 (see Note 6) into the Company's operations, the Company's management, with the approval of the Board of Directors, committed itself to a restructuring plan and recorded a $75.4 million restructuring charge in the third quarter of 1998. The action undertaken included a worldwide realignment of manufacturing capacity, the consolidation of certain design centers and administrative offices, and a streamlining of the Company's overhead structure to reduce operating expenses. The restructuring charge excluded any integration costs relating to Symbios. As discussed in Note 6 of Notes to the Unaudited Consolidated Condensed Financial Statements, integration costs relating to Symbios were accrued as a liability assumed in the purchase in accordance with EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination."

      Restructuring costs had included $37.2 million related primarily to fixed assets impaired as a result of the decision to close a manufacturing facility in Tsukuba, Japan by the third quarter of 1999; $4.7 million for termination of leases and maintenance contracts primarily in the U.S. and Europe; $1.7 million for non-cancelable purchase commitments primarily in Europe; $13.1 million in fixed asset and other asset write-downs primarily in the U.S., Japan and Europe; approximately $2.4 million in other exit costs, which resulted principally from the consolidation and closure of certain design centers, sales facilities and administrative offices primarily in the U.S. and Europe; and work force reduction costs of $16.3 million.

      Other exit costs included $0.9 million related to payments made for early lease contract terminations and the write-down of surplus assets to their estimated realizable value; $0.7 million for the write-off of excess licenses for closed locations in Europe and $0.8 million of other exit costs associated with the consolidation of design centers worldwide.

      The workforce reduction costs primarily included severance costs related to involuntary termination of employment for approximately 900 employees from manufacturing in Japan, and engineering, sales, marketing and finance personnel located primarily in the U.S., Japan and Europe. The fair value of assets determined to be impaired in accordance with the guidance for assets to be held and used in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," were the result of independent appraisals and use of management estimates. Severance costs and other above noted exit costs were determined in accordance with EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity."

      The following table sets forth the Company's 1998 restructuring reserves as of December 31, 1998 and activity against the reserve for three and nine month periods ended September 30, 1999:

                                                                (In thousands)

                                                            FOR THREE MONTHS ENDED                   FOR NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1999                       SEPTEMBER 30, 1999
                                                      -----------------------------------      ----------------------------------
                                                      BALANCE                     RESERVE                    RESERVE      BALANCE
                                                     12/31/98     UTILIZED       REVERSAL      UTILIZED      REVERSAL     9/30/99
                                                     --------     --------       --------      --------      --------     -------
Write-down of manufacturing facility (a)..........   $  1,500     $   (210)     $   (190)     $   (210)     $ (1,290)     $    --
Other fixed asset related charges.................         --           --            --            --            --           --

Payments to employees for severance (b) ...........    11,600       (1,168)       (2,832)       (7,948)       (3,652)            --
Lease terminations and maintenance contracts (c) ..     4,600       (1,340)       (2,260)       (2,257)       (2,343)            --
Noncancelable purchase commitments ................     1,600           --        (1,520)          (80)       (1,520)            --
Other exit costs ..................................     1,200           --          (220)         (450)         (750)            --
Cumulative currency translation adjustment ........     1,512          300          (912)         (600)         (912)            --
                                                     --------     --------      --------      --------      --------      ---------
          Total ...................................  $ 22,012     $ (2,418)     $ (7,934)     $(11,545)     $(10,467)     $      --
                                                     ========     ========      ========      ========      ========      =========

      (a) The $1.5 million balance at 12/31/98 for the write-down of the facility and the amount utilized related to machinery and equipment decommissioning costs in Japan.
      (b) The amount utilized in the third quarter of 1999 consisted of $1.2 million of cash payments related to the severance of approximately 358 employees since 12/31/98 (approximately 8 in Q3 1999 in the U.S., Europe and Korea.)
      (c) The amount utilized in the third quarter of 1999 consisted of $1.3 million of lease termination costs primarily in the U.S., Europe and Japan.

NOTE 6 - INTEGRATION OF SYMBIOS

      On August 6, 1998, the Company completed the acquisition of all of the outstanding capital stock of Symbios from Hyundai Electronics America ("HEA"). HEA is a majority-owned subsidiary of Hyundai Electronics Industries Co., Ltd. ("HEI"), a Korean corporation. The transaction was accounted for as a purchase, and accordingly, the results of operations of Symbios and estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated financial statements as of August 6, 1998, the effective date of the purchase, through the end of the period. There were no significant differences between the accounting policies of the Company and Symbios. The allocation of the purchase price was disclosed in the Report on Form 10K/A for the year ended December 31, 1998 previously filed with the Securities and Exchange Commission.

      The Company has taken certain actions to combine the Symbios operations with those of LSI Logic and, in certain instances, to consolidate duplicative operations. Adjustments to accrued integration costs related to Symbios were recorded as an adjustment to the fair value of net assets in the purchase price allocation. The Company finalized the integration plan as of December 31, 1998. Accrued integration charges included $4 million related to involuntary separation and relocation benefits for approximately 200 Symbios employees and $1.4 million in other exit costs primarily relating to the closing of Symbios sales offices and the termination of certain contractual relationships. The Symbios integration related accruals were based upon management's current estimate of integration costs and were in accordance with EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination."

      During the third quarter of 1999, the Company completed the activities underlying the integration plan outlined above. The following table sets forth the Company's Symbios integration reserve as of December 31, 1998 and activity against the reserve for the three and nine month periods ended September 30, 1999:

                                 (In thousands)


                                                           BALANCE                   BALANCE
                                                          12/31/98     UTILIZED      9/30/99
                                                          --------    ---------     --------
Payments to employees for severance and relocation (a) ... $ 2,360     $(2,360)     $     --
Other exit costs (b) .....................................   1,002      (1,002)           --
                                                           -------     -------      --------
          Total .......................................... $ 3,362     $(3,362)     $     --
                                                           =======     =======      ========

      (a) The amount utilized represents cash payments related to the severance and relocation of 199 employees since December 31, 1998 (approximately $736K for 39 employees in the third quarter of 1999).

      (b)   The amount utilized reflects $528K in the third quarter of 1999.


      No significant adjustments were made to the reserve during the period presented.

Pro forma results

      The following pro forma summary is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had the Company and Symbios been a consolidated entity during the period presented. The summary combines the results of operations as if Symbios had been acquired as of January 1, 1998.

      The summary includes the impact of certain adjustments such as goodwill amortization, changes in depreciation, estimated changes in interest income because of cash outlays associated with the acquisition of Symbios and elimination of certain notes receivable assumed to be repaid as of the beginning of the periods presented, changes in interest expense because of the new debt entered into with the purchase (see discussion in Note 10) and the repayment of certain debt assumed to be repaid as of the beginning of the periods presented. Additionally, in-process research and development of $145.5 million has been excluded from the period presented as it arose from the acquisition of Symbios. The charge of $75.4 million did not relate to the acquisition of Symbios (see
Note 5) and accordingly was included in the preparation of the pro forma results.


                 (in thousands, except per-share amounts)

                                                      NINE MONTHS ENDED
                                                     SEPTEMBER 30, 1998
                                                     ------------------
                                                             (UNAUDITED)
Revenue                                                   $   1,424,229
Net loss                                                  $     (34,678)

Basic EPS                                                 $       (0.24)
Diluted EPS                                               $       (0.24)


NOTE 7 - INVESTMENTS

      The Company classifies its debt and equity investments into an available-for-sale category and values them at fair value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," with unrealized gains and losses, net of taxes, reported in shareholders' equity until realized. For all investment securities, unrealized losses that are other than temporary are recognized in net income. Gains and losses on securities sold are based on the specific identification method and are reflected in net income. The Company currently does not actively trade securities.

      As of September 30, 1999 and December 31, 1998, the Company held $55 million and $45 million of debt securities, respectively, that were classified as cash equivalents and $271 million and $81 million of debt and equity securities, respectively, that were classified as short-term investments on the Company's consolidated balance sheet. Debt securities consisted primarily of U.S. and foreign corporate debt securities, commercial paper, auction rate preferred stock, and U.S., municipal and foreign government and agency securities. Debt securities approximated fair market value at September 30, 1999 and December 31, 1998, and thus no unrealized gains or losses were recorded for these securities. The contract maturities of these securities were within one year. Realized gains and losses for these securities were not significant during the three and nine month periods ended September 30, 1999 and 1998.

      As of September 30, 1999, the Company held marketable equity securities with an aggregate carrying value of $86 million, $25 million of which were classified as short-term investments on the Company's consolidated balance sheet. The remaining balance was included in other long-term assets. In the third quarter of 1999, the Company adopted a program of regular selling of marketable equity securities. There were no significant investments in marketable equity securities as of December 31, 1998. Total unrealized gains of $53 million, net of the related tax effect of $28 million, on these equity securities were included in accumulated other comprehensive income as of September 30, 1999.

During the third quarter of 1999, the Company sold equity securities for $2.5 million on the open market, realizing a pre-tax gain of approximately $2.2 million. Gross realized gains on available-for-sale securities for the nine month period ended September 30, 1999 were approximately $3.6 million.

      The Company wrote down to estimated fair value two long-term non-marketable equity investments during the third quarter of 1998. They consisted of a $12 million write-down of the Company's 2.4% equity investment in a non-public foundry company and a $2.5 million write-down of the Company's equity investment in a non-public technology company. The estimated fair values established for the investments was determined by use of management estimates. The decline in value of the investments was not considered by management to be temporary.

NOTE 8 - DERIVATIVE FINANCIAL INSTRUMENTS

      The Company has foreign subsidiaries which operate and sell the Company's products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates and interest rates. The Company utilizes various hedge instruments, primarily forward contract, interest rate swap and currency option contracts, to manage its exposure associated with firm intercompany and third-party transactions and net asset and liability positions denominated in non-functional currencies. The Company does not hold derivative financial instruments for speculative or trading purposes. As of September 30, 1999 and December 31, 1998, there were no interest rate swap or currency swap contracts outstanding.

      The Company enters into forward contracts and currency swaps to hedge firm intercompany asset and liability positions denominated in non-functional currencies. The following table summarizes by major currency the forward exchange contracts outstanding as of September 30, 1999 and December 31, 1998. The buy amount represents the U.S. dollar equivalent of commitments to purchase foreign currencies, and the sell amount represents the U.S. dollar equivalent of commitments to sell foreign currencies. Foreign currency amounts were translated at rates current at September 30, 1999 and December 31, 1998.

                                                         (In thousands)
                                 SEPTEMBER 30,            DECEMBER 31,
                                      1999                    1998
                                 -------------            ------------
Buy/(Sell):
Japanese Yen                     $     20,575             $       --
Japanese Yen                          (25,335)                    --

      These forward contracts are considered identifiable hedges and realized and unrealized gains and losses are deferred until settlement of the underlying commitments. They are recorded as other gains or losses when the underlying exposure materializes or the hedged transaction is no longer expected to occur. Deferred foreign gains and losses were not significant at September 30, 1999 and December 31, 1998. Foreign currency transaction gains and losses included in interest income and other were insignificant for the three and nine month periods ended September 30, 1999 and 1998.

      Currency option contracts were treated as hedges of third-party yen revenue exposures. At September 30, 1999, total outstanding purchased currency option contracts were $12 million. These contracts expire in January 2000. At December 31, 1998, total outstanding purchased currency option contracts were $130 million. These contracts expired quarterly through June 1999. The realized and unrealized gains and losses and option premiums are deferred until the exposure underlying the option is recorded. The deferred gains and losses were not significant at September 30, 1999 and December 31, 1998. The deferred premiums on all outstanding options were $0.4 million as of September 30, 1999 and $6 million as of December 31, 1998. The deferred premiums were included in other current assets.

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

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 pursuant to the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB statement No. 133", which deferred the effective date of SFAS No. 133 by one year. Upon adoption of SFAS No. 133, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gain or loss as transition adjustments to be reported in net income or other comprehensive income, as appropriate, and presented in a manner similar to the cumulative effect of a change in accounting principle. While the Company believes the adoption of this statement will not have a significant effect on the Company's results of operations, the impact of the adoption of SFAS No. 133 as of the effective date cannot be reasonably estimated at this time.

NOTE 9 - BALANCE SHEET INFORMATION

                                          (In thousands)
                         SEPTEMBER 30,     DECEMBER 31,
                             1999              1998
                         -------------    --------------
Inventories:
    Raw materials            $ 40,300          $ 32,347
    Work-in-process           124,903            53,042
    Finished Goods             52,286            96,051
                            ---------        -----------
          Total              $217,489          $181,440
                            =========        ===========

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

NOTE 10 - DEBT

      During March 1999, the Company issued $345 million of 4 1/4% Convertible Subordinated Notes (the "Convertible Notes") due in 2004. The Convertible Notes are subordinated to all existing and future senior debt, are convertible 60 days following issuance into shares of the Company's common stock at a conversion price of $31.353 per share and are redeemable at the option of the Company, in whole or in part, at any time on or after March 20, 2002. Each holder of the Convertible Notes has the right to cause the Company to repurchase all of such holder's Convertible Notes at 100% of their principal amount plus accrued interest upon the occurrence of certain events and in certain circumstances. Interest is payable semiannually. The Company paid approximately $9.5 million for debt issuance costs related to the Convertible Notes. The debt issuance costs are being amortized using the interest method. The net proceeds of the Convertible Notes were used to repay existing debt obligations as described below.

      On August 5, 1998, the Company entered into a credit agreement with ABN AMRO Bank N.V. ("ABN AMRO"). The credit agreement was restated and superseded by the Amended and Restated Credit Agreement dated as of September 22, 1998 by and among the Company, JSI, ABN AMRO and thereafter syndicated to a group of lenders determined by ABN AMRO and the Company. The credit agreement consisted of two credit facilities: a $575 million senior unsecured reducing revolving credit facility ("Revolver"), and a $150 million senior unsecured revolving credit facility ("364 day Facility").

      On August 5, 1998, the Company borrowed $150 million under the 364 day Facility and $485 million under the Revolver. On December 22, 1998, the Company borrowed an additional $30 million under the Revolver. The credit facilities allowed for borrowings at adjustable rates of LIBOR/TIBOR with a 1.25% spread. As of March 31, 1999 the spread changed to 1%. Interest payments are due quarterly. The 364 day Facility expired on August 3, 1999 by which time borrowings outstanding were fully paid in accordance with the credit agreement. The Revolver is for a term of four years with the principal reduced quarterly beginning on December 31, 1999. The Revolver includes a term loan sub-facility in the amount of 8.6 billion yen made available to JSI over the same term. The yen term loan sub-facility is for a period of four years with no required payments until it expires on August 5, 2002. Pursuant to the restated credit agreement, on August 30, 1998, JSI repaid its existing 11.4 billion yen ($79 million) credit facility and borrowed 8.6 billion yen ($83 million at September 30, 1999) bearing interest at adjustable rates. In March of 1999, the Company repaid the full $150 million outstanding under the 364 day Facility and $186 million outstanding under the Revolver primarily using the proceeds from the Convertible Notes as described above. Borrowings outstanding under the Revolver including the yen sub-facility were $382 million as of September 30, 1999. As of September 30, 1999, the interest rate for the Revolver and the yen sub-facility were 6.31% and 1.12%, respectively. The debt issuance costs associated with these debt facilities were not significant.

      In accordance with the terms of its existing credit agreement, the Company must comply with certain financial covenants related to profitability, tangible net worth, liquidity, senior debt leverage, debt service coverage and subordinated indebtedness. As of September 30, 1999, the Company was in compliance with these covenants.

NOTE 11 - RECONCILIATION OF BASIC AND DILUTED EARNINGS PER SHARE

      The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations as required by SFAS No. 128, "Earnings Per Share ("EPS")."

                                                                (In thousands except for per share amounts)
                                                                      THREE MONTHS ENDED SEPTEMBER  30,
                                                 ----------------------------------------------------------------------------
                                                                 1999                                    1998
                                                 -------------------------------------    -----------------------------------
                                                                             PER-SHARE                              PER-SHARE
                                                    INCOME*       SHARES+     AMOUNT        INCOME*     SHARES+       AMOUNT
                                                 ----------       -------    ---------     ---------    --------    ---------
Basic EPS:
   Net income available to common
      Stockholders.............................. $  51,924        146,767       $0.35      $(212,030)    143,159     $(1.48)
                                                                             ---------                              ---------
Effect of dilutive securities:
   Stock options ................................       --          8,700          --             --          --        --
   4 1/4% Convertible Subordinated Notes ........    2,749         11,004          --             --          --        --
Diluted EPS:
   Net income available to common
      Stockholders.............................. $  54,673        166,471       $0.33      $(212,030)    143,159     $(1.48)
                                                                             ---------                              ---------

---------------------------------------
      *Numerator--+ Denominator

      Options to purchase 1,947,413 shares were outstanding at September 30, 1999 but were not included in the calculation of diluted shares for the three month period ended September 30, 1999 because the exercise prices were greater than the average market price of common shares. The exercise price of these options ranged from $55.06 to $58.88 at September 30, 1999. Options to purchase 17,416,099 shares were outstanding at September 30, 1998 but were not included in the calculation of diluted shares for the three month period ended September 30, 1998 because of their antidilutive effect on earnings per share as the Company incurred a loss for the quarter.

                                                                   (In thousands except for per share amounts)
                                                                        NINE MONTHS ENDED SEPTEMBER  30,
                                           -----------------------------------------------------------------------------------------
                                                              1999                                           1998
                                           -----------------------------------------      ------------------------------------------
                                                                           PER-SHARE                                       PER-SHARE
                                              INCOME*       SHARES+          AMOUNT         INCOME*        SHARES+           AMOUNT
                                           ----------       -------        ---------      ---------        -------         ---------
Basic EPS:
   Net income before cumulative effect of
      change in accounting principle ....  $  65,765        145,514          $0.45        $(149,235)       142,852          $(1.04)
                                                                            --------                                        -------
   Cumulative effect of change in
      accounting principle ..............    (91,774)       145,514          $(0.63)             --             --             --
                                                                            --------
   Net (loss)/ income available
      to common stockholders ............    (26,009)       145,514          $(0.18)       (149,235)       142,852          $(1.04)
                                                                            --------                                        -------
Effect of dilutive securities:
   Stock options ........................         --          6,509                                                            --
Diluted EPS:
  Net income before cumulative effect of
      change in accounting principle ....     65,765        152,023          $0.43         (149,235)       142,852          $(1.04)
                                                                            --------                                        -------
   Cumulative effect of change
      in accounting principle ...........    (91,774)       152,023          $(0.60)             --             --             --
                                                                            --------
   Net (loss)/income available
      to common stockholders ............  $ (26,009)       152,023          $(0.17)      $(149,235)       142,852          $(1.04)
                                                                            --------                                        -------

---------------------------------
      *Numerator--+ Denominator

      Options to purchase 1,407,060 shares were outstanding at September 30, 1999 but were not included in the calculation of diluted shares for the nine month periods ended September 30, 1999 because the exercise prices were greater than the average market price of common shares. The exercise price of these options ranged from $41.88 to $58.88 at September 30, 1999. Options to purchase 16,425,626 shares were outstanding at September 30, 1998 but were not included in the calculation of diluted shares for the nine month period ended September 30, 1998 because of their antidilutive effect on earnings per share as the Company incurred a loss for the period. For the nine month period ended September 30, 1999, common equivalent shares of 8,017,589 and interest expense of $5.5 million, net of taxes, associated with the Convertible Notes (see Note
10) were excluded from the computation of diluted earnings per share as a result of their antidilutive effect on earnings per share.

NOTE 12 - COMPREHENSIVE INCOME

      Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary differences between net income and comprehensive income, for the Company, are due to foreign currency translation adjustments and unrealized gains on available-for-sale securities, net of applicable taxes. Comprehensive income for the current reporting periods and comparable periods in the prior year is as follows:

                                         (In thousands)

                                       THREE MONTHS ENDED                           NINE MONTHS ENDED
                                          SEPTEMBER 30,                               SEPTEMBER 30,
                                 ------------------------------------------------------------------------------
                                     1999               1998                   1999                   1998
                                 ------------      --------------          -------------         --------------
Comprehensive income/(loss)      $    115,935      $    (203,634)          $      53,341         $    (164,800)
                                 ============      ==============          =============         ==============

NOTE 13 - SEGMENT REPORTING

      The Company operates in two reportable segments: the Semiconductor segment and the Storage Systems segment. In the Semiconductor segment, the Company designs, develops, manufactures and markets integrated circuits, including application-specific integrated circuits ("ASICs"), application-specific standard products ("ASSPs") and related products and services. Semiconductor design and service revenues include engineering design services, licensing of LSI's advanced design tools software, and technology transfer and support services. The Company's customers use these services in the design of increasingly advanced integrated circuits characterized by higher levels of functionality and performance. The proportion of revenues from ASIC design and related services compared to semiconductor product sales varies among customers depending upon their specific requirements. In the Storage Systems segment, the Company designs, manufactures, markets and supports high performance data storage management and storage systems solutions and a complete line of Redundant Array of Independent Disks ("RAID") storage systems, subsystems and related software. The Storage Systems segment was added in August 1998 with the purchase of Symbios (see Note 6).

      The following is a summary of operations by segment for the three and nine month periods ended September 30, 1999 and 1998.

                                                                    (IN THOUSANDS)
                                          THREE MONTHS ENDED                                 NINE MONTHS ENDED
                                          SEPTEMBER 30, 1999                                 SEPTEMBER 30, 1999
                           ------------------------------------------------------------------------------------------------
                           Semiconductor    Storage Systems         TOTAL      Semiconductor  Storage Systems      TOTAL
                           -------------    ---------------      ----------    -------------  ---------------    ----------
Revenue                       $  470,117         $   69,842      $  539,959       $1,300,271       $  204,317    $1,504,588
Income from operations        $   64,213         $    7,369      $   71,582       $   90,968       $   19,620    $  110,588

                                            THREE MONTHS ENDED                                  NINE MONTHS ENDED
                                            SEPTEMBER 30, 1998                                  SEPTEMBER 30, 1998
                              ---------------------------------------------------------------------------------------------------
                              Semiconductor   Storage Systems         TOTAL     Semiconductor    Storage Systems        TOTAL
                              -------------   ---------------     ------------  -------------    ---------------     ------------
Revenue                         $   366,194       $    30,677     $   396,871     $ 1,035,196        $    30,677     $ 1,065,873
(Loss)/income from operations   $  (201,647)      $     4,433     $  (197,214)    $  (131,267)       $     4,433     $  (126,834)

      Intersegment revenues for the three and nine month periods ended September 30, 1999 were not significant. Restructuring of operations and merger related expenses are included in the semiconductor segment.

      The following is a summary of total assets by segment as of September 30, 1999 and December 31, 1998:

                                                         (IN THOUSANDS)
                                SEPTEMBER 30,             DECEMBER 31,
                                    1999                     1998
                                 ----------               ----------
Assets by segment:
Semiconductor                    $2,830,545               $2,700,295
Storage Systems                     144,757                  123,510
                                 ----------               ----------
   Total assets                  $2,975,302               $2,823,805
                                 ==========               ==========

      The Storage Systems segment did not meet the requirement for a reportable segment as defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" for the year ended and as of December 31, 1998. However, for purposes of comparability, revenue, income/(loss) from operations by segment for the year ended December 31, 1998 and total assets by segment as of December 31, 1998 were included in the tables.


NOTE 14 - LEGAL MATTERS

      A discussion of certain pending legal proceedings is included in Item 3 of the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998. Except as set forth in this Note, the information provided therein remains unchanged. On February 26, 1999, a lawsuit alleging patent infringement was filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research

Foundation, Limited Partnership, against eighty-eight electronics industry companies, including the Company. The case number is CIV99-0377PHX RGS. The patents involved in this lawsuit generally relate to semiconductor manufacturing and computer imaging, including the use of bar coding for automatic identification of articles. The relief sought is an injunction and damages in an unspecified amount. While the Company cannot make any assurances regarding the eventual resolution of this matter, we do not believe it will have a material adverse effect on the Company's consolidated results of operations or financial condition.

      The Company continues to believe that the final outcome of matters discussed in Item 3 of the Company's Annual Report on Form 10-K/A will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing parties, with the potential, particularly if viewed on a quarterly basis, for having an adverse effect on the Company's financial position or its results of operations.

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

      We have international subsidiaries which operate and sell our products in various global markets. We purchase a substantial portion of our raw materials and equipment from foreign suppliers and incur labor and other operating costs in foreign currencies, particularly at our Japanese manufacturing facilities. As a result, we are exposed to international factors such as changes in foreign currency exchange rates or weak economic conditions of the respective countries in which we operate. We utilize forward exchange, interest swap and option contracts to manage our exposure associated with currency fluctuations on intercompany transactions and certain foreign currency denominated commitments. With the exception of purchased option contracts and forward contracts, there were no interest rate swap contracts outstanding as of September 30, 1999 and December 31, 1998. (See Note 8 of Notes to the Unaudited Consolidated Condensed Financial Statements.) Our corporate headquarters and some of our manufacturing facilities are located near major earthquake faults. As a result, in the event of a major earthquake, we could suffer damages which could significantly and adversely affect our operating results and financial condition.

      There have been no significant changes in the market risk disclosures during the nine month period ended September 30, 1999 as compared to the discussion in our 1998 Annual Report on Form 10-K/A for the year ended December 31, 1998.

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

      The extent to which our plans for future cost reductions are realized also may impact our future financial performance. We operate in an industry sector where security values are highly volatile and may be influenced by economic and other factors beyond our control. See additional discussion contained in "Risk Factors," set forth in Part I of our 1998 Annual Report on Form 10-K/A for the year ended December 31, 1998.

YEAR 2000 DISCLOSURE

      The following statement is a Year 2000 Readiness Disclosure under the Year 2000 Information and Readiness Disclosure Act of 1998.

      As with many other companies, the Year 2000 computer issue presents risks for us. We use a significant number of computer software programs and operating systems in our internal operations, including applications used in our financial, product development, order management and manufacturing systems. There are areas in which the Year 2000 computer issue could negatively impact us and our business. If internal systems do not properly recognize and process date information for years into and beyond the turn of the century, there could be an adverse impact on our operations. Moreover, if critical suppliers' or customers' systems or products fail because of a Year 2000 malfunction, there could be an adverse impact on our operating results. Finally, our products could malfunction as a result of a failure in date recognition. A Year 2000 problem could arise if our systems were to fail to properly recognize and process date information for several reasons, including: they could fail to properly recognize years that begin with the digits "20" instead of "19"; they could attribute specially assigned meanings to certain date code digits, such as "99"; or they could fail to recognize the year 2000 as a leap year. The inability of computer software programs to accurately recognize, interpret and process date codes designating the year 2000 and beyond could cause systems to yield inaccurate results or encounter operating problems, including interruption of the business operations that such systems control.

      We are engaged in a comprehensive program to assess our Year 2000 risk exposure and to plan and implement remedial and corrective action where necessary. We have reviewed all of our major internal systems, including human resources, financial, engineering and manufacturing systems, to assess Year 2000 readiness and to identify critical systems that require correction or remediation. Assessment of our design engineering systems and products was completed in the first quarter of 1999. Based on the results of this assessment, remediation of critical systems was completed and tested by the third quarter of 1999. We believe that our existing HR, financial and business software systems are Year 2000 ready. We cannot assure you, however, that integration and testing of new, corrected or updated programs or systems with which they interface will not result in necessary corrective action to one or more critical systems. A significant disruption of our financial or business systems would adversely impact our ability to process orders, manage production and issue and pay invoices. Our inability to perform these functions for a long period of time could result in a material impact on our results of operations and financial condition.

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

      Our assessment program also has encompassed our own product offerings. Our ASICs are custom-designed chips which implement the customer's functional or engineering specifications. As designer and manufacturer of the physical implementation of a customer's design in silicon, we generally do not have specific knowledge of the role of the customer's ASIC within the complete system for which it is intended. Whether the chip will operate correctly depends on the system function and the software design and integration, which will be determined independently by the customer or other third party suppliers. Our ASSP and storage systems products, on the other hand, do implement chip and system functionality designed by us. Such functionality includes graphics processing, audio/video signal decoding, data transmission, I/O control and data storage whose functionality generally is not date dependent. We have completed our assessment of the Year 2000 readiness of these products, and there is no information to indicate that Year 2000 issues will have a material impact on sales or functionality of our standard product offerings. Customers are seeking assurances of our Year 2000 readiness with increasing frequency, and we are endeavoring promptly and completely to address their concerns. However, we have no control over a customer's Year 2000 readiness. Customers who believe that the products they purchase from us may not be Year 2000 compliant may seek alternative sources of supply. A significant decline in new orders or increase in cancellations of existing backlog could have a material adverse impact on our results of operations or financial condition.

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

      Our costs to date related to the Year 2000 issue consist primarily of reallocation of internal resources to evaluate and assess systems and products as described above and to plan our remediation and testing efforts. We have not maintained detailed accounting records, but based on our review of department budgets and staff allocations, we believe these costs to be insignificant. We currently estimate that the total cost of ongoing assessment, remediation, testing and planning directly related to Year 2000 issues will amount to approximately $15 million. Of this amount, approximately $7 million is expected to consist of expenses attributed to redeployment of labor resources and overhead, $3 million for the cost of software and external consulting fees and $5 million for additional capital expenditures. The capital expenditures represent the early replacement of information technology equipment and software to obtain the full benefits of Year 2000 protections versus the normal technical obsolescence replacement cycle. The estimate is based on the current assessment of the projects and is subject to change as the projects progress. We cannot assure you that remediation and testing will not identify issues which require additional expenditure of material amounts which could result in an adverse impact on financial results in future reporting periods.

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

RESULTS OF OPERATIONS

      On June 22, 1999, we completed a merger of our wholly-owned subsidiary with SEEQ in a transaction accounted for as a pooling of interests and SEEQ became a wholly-owned subsidiary. All financial information has been restated retroactively to reflect SEEQ and our combined operations as if the merger had occurred at the beginning of the earliest period presented (see Note 2 of Notes to the Unaudited Consolidated Condensed Financial Statements). Prior to the merger, SEEQ's fiscal year-end was the last Sunday in September of each year whereas we operate on a fiscal year ending on December 31.

      Where more than one significant factor caused changes in results, we have quantified each material factor throughout the MD&A where practicable.

REVENUES

      Revenues for the third quarter of 1999 increased $143 million or 36% to $540 million compared to $397 million during the same period of 1998. Revenues for the Semiconductor segment (see Note 13 of the Notes to the Unaudited Consolidated Condensed Financial Statements) increased $104 million or 28% for the three months ended September 30, 1999 as compared to the same period of the prior year. Significant factors which contributed to the increase included additional revenues from products used in communications and networking applications and additional revenues from the acquisition of Symbios on August 6, 1998 (see Note 6 of Notes to the Unaudited Consolidated Condensed Financial Statements) which included increased demand for products used in storage components applications. Revenues for the Storage Systems segment (see Note 13 of the Notes to the Unaudited Consolidated Condensed Financial Statements) increased $39 million or 128% for the three months ended September 30, 1999 as compared to the same period of the prior year. The increase was primarily attributed to additional revenues from the acquisition of Symbios on August 6, 1998 (see Note 6 of Notes to the Unaudited Consolidated Condensed Financial Statements) and increased demand for products used in Storage Systems.

      Revenues for the first nine months of 1999 increased $439 million or 41% to $1,505 million compared to $1,066 million for the same period of the prior year. Revenues for the Semiconductor segment (see Note 13 of the Notes to the Unaudited Consolidated Condensed Financial Statements) increased $265 million or 26% for the nine months period ended September 30, 1999 as compared to the same period of the prior year. Significant factors which contributed to the increase included increased demand for products used in communications and networking applications and additional revenues from the acquisition of Symbios on August 6, 1998 (see Note 6 of Notes to the Unaudited Consolidated Condensed Financial Statements) which included increased demand for products used in storage components applications, offset in part by decreased demand and lower average selling prices for products used in computer and consumer applications. Revenues for the Storage Systems segment (see Note 13 of the Notes to the Unaudited Consolidated Condensed Financial Statements) increased $174 million or 566% for the nine months ended September 30, 1999 as compared to the same period of the prior year. The increase was primarily attributed to additional revenues from the acquisition of Symbios on August 6, 1998 (see Note 6 of Notes to the Unaudited Consolidated Condensed Financial Statements) and increased demand for products used in Storage Systems.

      One customer represented 11% and 10% of our consolidated revenues for the three and nine months ended September 30, 1999, respectively. In the Storage Systems segment, three customers represented 30%, 28% and 14% of our Storage Systems revenues, respectively, during the three months ended September 30, 1999. There were four customers, representing 29%, 25%, 15% and 10% of our Storage Systems revenues, respectively, during the nine months ended September 30, 1999. In the Semiconductor segment, there were no customers who represented 10% or more of our Semiconductor revenues for the three and nine months ended September 30, 1999.

OPERATING COSTS AND EXPENSES

      Key elements of the consolidated statements of operations, expressed as a percentage of revenues, were as follows:

                                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,                         SEPTEMBER 30,
                                              --------------------------------------------------------------------
                                                   1999             1998                1999             1998
                                              -------------- ------------------- -----------------  --------------
Gross margin                                        40%              43%                  37%               44%
Research and development expenses                   13%              20%                  15%               20%
Selling, general and administrative expenses        12%              15%                  13%               15%
Amortization of intangibles                          2%               2%                   2%                1%
Income/(loss) from operations                       13%             (50%)                  7%              (12%)

GROSS MARGIN

      The gross margin percentage decreased to 40% during the third quarter of 1999 from 43% in the same period in 1998 and decreased to 37% during the first nine months of 1999 from 44% in the same period in 1998. The decrease reflected a combination of the following elements:

      - Changes in product mix primarily related to Symbios product additions from August 6, 1998;
      - Lower average selling prices which included the impact from currency fluctuations; and
      - Increased cost of revenues from commencing operations at our new fabrication facility in Gresham, Oregon in December of 1998.

      During the third quarter of 1999, we provided engineering training in accordance with a technology transfer agreement entered into with WTM in Malaysia (see Note 4 of Notes to the Unaudited Consolidated Condensed Financial Statements). The engineering training was valued at $1 million and recorded as a credit to costs of sales during the third quarter of 1999.

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

      Changes in the relative strength of the yen may have a greater impact on our gross margin than other foreign exchange fluctuations due to our large wafer fabrication operations in Japan. Although the yen strengthened (the average yen exchange rate for the third quarter and the first nine months of 1999 increased 18% and 13%, respectively, from the same periods in 1998), the effect on gross margin and net income was not significant because yen denominated sales offset a substantial portion of yen denominated costs during the periods. Moreover, we hedged a portion of our remaining yen exposure. (See Note 8 of Notes to the Unaudited Consolidated Condensed Financial Statements.) Future changes in the relative strength of the yen or mix of foreign denominated revenues and costs could have a significant effect on gross margin or operating results.

RESEARCH AND DEVELOPMENT

      Research and development ("R&D") expenses for the third quarter of 1999 decreased approximately $7 million or 9% to $72 million compared to $79 million for the same period of the prior year. The decrease was primarily attributable to a $6 million research and development benefit associated with a technology transfer agreement entered into with WTM in Malaysia during the second quarter of 1999 (see Note 4 of the Notes to the Unaudited Consolidated Condensed Financial Statements). Excluding the $6 million dollar benefit during the third quarter of 1999, research and development expenditures for the third quarter of 1999 declined slightly as compared to the same period in the prior year.

     R&D expenses for the nine months ended September 30, 1999 increased $13 million or 6% to $223 million compared to $210 million for the same period of the prior year. Significant factors which contributed to the increase were the following:

      - Expenditures for research and development activities which were a continuation of research and development activities of the Symbios business included in our unaudited consolidated financial statements in the third quarter and the first nine months of 1999;
      - Expenditures related to the continued development of advanced sub-micron products and process technologies; and
      -     Increased compensation related costs during 1999.

      The above noted increases during the first nine months of 1999 as compared to the same period of 1998 were offset in part by $9 million which was directly attributable to an existing technology transfer agreement entered into with WTM in Malaysia during the second quarter of 1999 (see Note 4 of the Notes to the Unaudited Consolidated Condensed Financial Statements).

      As a percentage of revenues, R&D expenses decreased to 13% and 15% for the third quarter and the first nine months of 1999, respectively, compared to approximately 20% for the comparable periods in 1998. The effects of our restructuring programs established in the third quarter of 1998 primarily accounted for the decrease (see Note 5 of Notes to the Unaudited Consolidated Condensed Financial Statements). As we continue our commitment to technological leadership in our markets and realize the further benefit of cost savings from our restructuring efforts, we are targeting our R&D investment for the remainder of 1999 to be approximately 13% of revenues.

SELLING, GENERAL AND ADMINISTRATIVE

      Selling, general and administrative ("SG&A") expenses increased $6 million or 9% to $67 million and $32 million or 20% to $191 million for the third quarter and the first nine months of 1999, respectively, compared to $61 million and $159 million during the same periods in 1998, respectively.

      The increase was primarily attributable to the inclusion of current expenses relating to the former Symbios business acquired on August 6, 1998 and increased compensation related costs during 1999. As a percentage of revenues, SG&A expenses decreased to approximately 12% and 13% for the three and nine month periods ended September 30, 1999, respectively, from 15% during the same periods in 1998.

      We expect that SG&A expenses as a percentage of revenues will decline to approximately 12% of revenues for the remainder of the year as we continue to realize the benefits of cost savings from the restructuring programs established in the third quarter of 1998.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

      In-process research and development ("IPR&D") was $4.6 million for the nine month period ended September 30, 1998, compared to $145.5 million for the three and nine month periods ended September 30, 1998. On April 14, 1999, we acquired all of the outstanding capital stock of ZSP for a total purchase price of $11.3 million which consisted of $7 million in cash (including approximately $0.6 million in direct acquisition costs) and assumed liabilities up to $4.3 million in accordance with the purchase agreement with ZSP. The merger was accounted for as a purchase (See Note 3 of the Notes to the Unaudited Consolidated Condensed Financial Statements). ZSP, a development stage semiconductor company, was involved in the design and marketing of programmable Digital Signal Processors ("DSPs") for use in wired and wireless communications. The results of operations of ZSP and estimated fair value of assets acquired and liabilities assumed were included in our consolidated condensed financial statements as of April 14, 1999, the effective date of the purchase, through the end of the period.

      In connection with the purchase of ZSP, we recorded a $4.6 million charge to IPR&D during the second quarter of 1999. The amount was determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed. We acquired ZSP's in-process DSP research and development project that was targeted at the telecommunications market. This product was being developed specifically for voice over net or voice over internet protocol applications and was intended to have substantial incremental functionality, greatly improved speed and a wider range of interfaces than ZSP's current technology.

      The value of the one project identified to be in progress was determined by estimating the future cash flows from the project once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value as defined below. The net cash flows from the identified project were based on our estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs and applicable income taxes for the project. These estimates were compared and found to be in line with industry analysts forecasts of growth in the telecommunications market. Estimated total revenues are expected to peak in the years 2002 and 2003 and then decline in 2004 as other new products are expected to become available. These projections are based on our estimates of market size and growth, expected trends in technology, and the expected timing of new product introductions by us and our competitors.

      We applied a royalty percentage of 25% of operating income for the project in process to attribute value for dependency on predecessor core technologies. The discount rate used was 25% for the project, a rate 1,000 basis points higher than the industry weighted average cost of capital estimated at approximately 15% to account for the risks associated with the inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances which could impact the estimates described above.

      The percentage of completion for the project was determined using milestones representing management's estimate of effort, value added and degree of difficulty of the portion of the project completed as of April 14, 1999, as compared to the remaining research and development to be completed to bring the project to technical feasibility. The development process was grouped into three phases with each phase containing between one and five milestones. The three phases were:

      - Researching the market requirements and the engineering architecture and feasibility studies;
      -     Design and verification; and
      - Prototyping and testing the product (both internal and customer testing).

      Development of ZSP's digital signal processor project started in May 1998. As of April 14, 1999, we estimated the project was 65% complete. As of the acquisition date, the cost to complete the project was estimated at $1 million for the remainder of 1999.

      However, development of the technology remains a substantial risk to us due to factors including the remaining effort to achieve technical feasibility, rapidly changing customer markets and competitive threats from other companies. Additionally, the value of other intangible assets acquired may become impaired. Our management believes that the IPR&D charge of $4.6 million is valued consistently with the SEC staff's view regarding valuation methodologies. There can be no assurances, however, that the SEC staff will not take issue with any assumptions used in the valuation model and require us to revise the amount allocated to IPR&D.

      The $145.5 million of IPR&D for the three and nine month periods ended September 30, 1999 represents the amount of purchase price allocated to IPR&D in connection with the acquisition of Symbios (see Note 6 of Notes to the Unaudited Consolidated Condensed Financial Statements). The allocation of the purchase price and the valuation methodology used to determine the amount allocated to IPR&D were disclosed in the Report on Form 10K/A for the year ended December 31, 1998 previously filed with the Securities and Exchange Commission.

RESTRUCTURING OF OPERATIONS AND OTHER NON-RECURRING (BENEFITS)/CHARGES, NET

      Restructuring of operations and other non-recurring net benefits were $7.9 million and $2.1 million for the three and nine month periods ended September 30, 1999, respectively, compared to a $75.4 million charge during the same periods in 1998. The benefit of $7.9 million during the third quarter of 1999 was directly attributable to the reversal of restructuring reserves associated with the restructuring charge originally established in the third quarter of 1998 due to a change in management estimate in the U.S., Japan and Europe (see
Note 5 of the Notes to the Unaudited Consolidated Condensed Financial Statements). The reversal was primarily comprised of the following:

      -     $2.8 million of excess severance reserves in Japan and Europe;

      - $3.8 million of lease termination and non-cancelable purchase commitment reserves primarily in U.S. and Europe; and

      - $1.3 million of other exit costs and manufacturing facility decommissioning costs primarily in the U.S. and Japan and translation adjustments.

      The change in management estimates of the reserve requirements stemmed primarily from the following factors:

      - A significant increase in the requirement for manufacturing capacity to meet expected sales growth which resulted in retention of certain employees originally targeted for termination of employment and in reversal of decommissioning costs as a result of retention of a U.S test and assembly facility originally targeted for sale; and

      - Our ability to exit lease commitments and non-cancelable purchase commitments more favorably than originally anticipated in the U.S. and Europe.

      The net benefit of $2.1 million for the nine months ended September 30, 1999 reflected the combination of the following:

      - Approximately $10.4 million of 1998 restructuring reserve reversals associated with a change in management estimate (see Note 5 of the Notes to the Unaudited Consolidated Condensed Financial Statements). In addition to the $7.9 million as noted above, approximately $2.5 million was reversed in the first quarter of 1999 which related to excess severance and other exit costs primarily in the U.S., Japan and Europe.

      - Approximately $2.9 million in restructuring charges and $5.4 million in merger related expenses associated in connection with the merger with SEEQ on June 22, 1999 (see Note 2 of the Notes to the Unaudited Consolidated Condensed Financial Statements) which includes $0.5 million in merger expenses recorded by SEEQ in the first quarter of 1999. The merger expenses related primarily to investment banking and other professional fees directly attributable to the merger with SEEQ. The restructuring charge was comprised of $1.9 million in write-downs of fixed assets which were duplicative to the combined company, $0.5 million of exit costs relating to non-cancelable building lease contracts and $0.5 million provision for severance costs related to the involuntary termination of certain employees. The exit costs and employee severance costs were recorded in accordance with EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The fixed and other assets write-downs were recorded in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The restructuring actions as outlined by the restructuring plan are intended to be executed to completion by June 30, 2000, one year from the date the reserve was taken.

      During the third quarter of 1998, as a result of identifying opportunities to streamline operations and maximize the integration of Symbios acquired on August 6, 1998 (see Note 6 of Notes to the Unaudited Consolidated Condensed Financial Statements) into our operations, our management, with the approval of the Board of Directors, committed itself to a restructuring plan and recorded a $75 million restructuring charge. For a description of the restructuring costs recorded in the third quarter of 1998 and changes to the restructuring reserves during the three and nine month periods ended September 30, 1999, refer to Note 5 of the Notes to the Unaudited Consolidated Condensed Financial Statements. During the third quarter of 1999, we completed the activities underlying the restructuring plan.

      As a result of the execution of the restructuring plan announced in the third quarter of 1998, we expect to realize savings in 1999 of approximately $37 million in reduced employee expenses, $10 million in depreciation savings and $3 million related to reduced lease and maintenance contract expenses primarily associated with the reduction in the number of engineering design centers and sales facilities and administrative offices worldwide.

      The savings from the restructuring plan associated with the acquisition of SEEQ are not considered to be significant.

AMORTIZATION OF INTANGIBLES

      Amortization of goodwill and other intangibles increased $5 million to $12 million and $25 million to $35 million in the three and nine month periods ended September 30, 1999, respectively, compared to $7 million and $10 million during the same periods in 1998, respectively. The increase was primarily related to additional amortization of goodwill associated with the acquisition of Symbios in August of 1998 and the acquisition of ZSP in April of 1999.

INTEREST EXPENSE

      Interest expense increased $3 million to $9 million and $24 million to $30 million in the three and nine months ended September 30, 1999, respectively, compared to $6 million during the same periods in 1998. The increase was attributable to interest expense on the bank debt facility, which we entered into in August 1998 to fund the purchase of Symbios, and the Convertible Notes issued in March 1999 (see Note 10 of Notes to the Unaudited Consolidated Condensed Financial Statements.) Additionally, in 1999, we did not capitalize any interest associated with the construction of the new fabrication facility in Gresham, Oregon, as operations of the facility commenced in December 1998.

INTEREST INCOME AND OTHER, NET

      Interest income and other increased $30 million to $7 million and $21 million to $11 million in the third quarter and the first nine months of 1999, respectively, as compared to $23 million and $10 million of net expenses during the same periods in 1998, respectively. The increase was primarily attributable to the following:

      - A $14 million write-down of our equity investment in two non-public technology companies with impairment indicators not considered to be temporary in the third quarter of 1998 (see Note 7 of Notes to the Unaudited Consolidated Condensed Financial Statements);

      - A $2 million write-down of capitalized software in the third quarter of 1998;

      - An $8 million write down of fixed assets in the third quarter of 1998;

      - A $1.5 million loss in the third quarter of 1998, from the decision to close the interest swap at JSI (see Note 8 of Notes to the Unaudited Consolidated Condensed Financial Statements); and

      - A $2 million and $4 million gain on stock investments in the three and nine months ended September 30, 1999, respectively. The increase was offset in part by the following:

      - A reduction in interest income attributable to lower average balances of cash, cash equivalents and short-term investments and the lower yield during the first nine months of 1999 as compared to the same period in the prior year. The lower average balances of cash, cash equivalents and short term investments resulted primarily from cash outlays associated with the purchase of Symbios in the third quarter of 1998 and debt repayments, net of borrowings, primarily during the first quarter of 1999;

      - A $2 million of write-down of debt issuance costs in the nine months ended September 30, 1999; and

      - Foreign exchange losses during the three and nine months ended September 30, 1999 compared to gains for the same periods of 1998.

PROVISION FOR/(BENEFITS OF) INCOME TAXES

      The tax provision for the three and nine months ended September 30, 1999 was at an effective rate of 25% and 29%, respectively, compared to a 6% benefit and a 4% provision for the three and nine months ended September 30, 1998, respectively. The 1999 rates have been impacted by the write-offs relating to IPR&D, SEEQ merger costs and restructuring charges during the second quarter of 1999. The 1998 rates were also impacted by the write-offs related to IPR&D and restructuring charges taken during the third quarter of 1998. Our effective tax rate can be above or below the U.S. statutory rate primarily due to non-deductible IPR&D and merger and restructuring charges offset in part by earnings of our foreign subsidiaries taxed at lower rates and the utilization of prior loss carryovers and other tax credits.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

      In April 1998, the Accounting Standards Executive Committee ("AcSEC") released SOP No. 98-5, "Reporting on the Costs of Start-up Activities." The SOP is effective for fiscal years beginning after December 15, 1998 and requires companies to expense all costs incurred or unamortized in connection with start-up activities. Accordingly, we expensed the unamortized preproduction balance of $92 million associated with the Gresham manufacturing facility, net of tax, on January 1, 1999 and presented it as a cumulative effect of a change in accounting principle in accordance with SOP No. 98-5.

FINANCIAL CONDITION AND LIQUIDITY

      Cash, cash equivalents and short-term investments increased by $165 million during the first nine months of 1999 to $457 million from $292 million at the end of 1998. The increase was primarily generated from operations partially offset by purchases of property and equipment and repayment of debt obligations, net of borrowings.

      Working capital increased by $381 million to $620 million at September 30, 1999 from $239 million at December 31, 1998. The increase in working capital was primarily a result of the following elements:

      - Lower current liabilities as a result of repayment of the short-term portion of the debt facility in the first quarter of 1999, and lower accrued liabilities primarily due to utilization and reversal of restructuring reserves (see Note 5 of the Notes to the Unaudited Consolidated Condensed Financial Statements); and

      - Higher short-term investments, accounts receivable and inventories. The increase in short-term investments was attributable to purchases of debt and equity securities, net of sales and maturities, with excess cash generated from operations. The increase was also due to the reclassification of $25 million of long-term investments that were intended to be sold within one year (see Note 7 of the Notes to the Unaudited Consolidated Condensed Financial Statements). The increase in accounts receivable was attributable to higher sales in the third quarter of 1999 compared to the fourth quarter of 1998 and the timing of payments received in the third quarter of 1999 as compared to the fourth quarter of 1998. The increase in inventories reflected the expectation of continued higher sales in 1999 as compared to 1998.

      The increase in working capital was offset in part by lower prepaids and other current assets, and higher accounts payable and accrued salaries, wages and benefits as of September 30, 1999 as compared to December 31, 1998. The decrease in prepaids and other current assets was primarily a result of timing differences of payments. The increase in accounts payable was attributable to the timing difference of invoice receipt and payment and higher volumes of business in the third quarter of 1999 compared to the fourth quarter of 1998. The increase in accrued salaries, wages and benefits is partially due to increases in compensation levels and compensation related programs in 1999 as compared to 1998.

      During the first nine months of 1999, we generated $232 million of cash and cash equivalents from operating activities compared to $142 million during the same period in 1998. The increase in cash and cash equivalents provided by operations was primarily attributable to:

      - Higher net income (before depreciation and amortization, write-off of unamortized preproduction costs, acquired in-process research and development, non-cash restructuring charges and gains and losses on stock investments);
      -     A decrease in prepaids and other assets; and
      -     An increase in accounts payable and accrued and other liabilities.

      The decrease in prepaids and other assets primarily related to timing differences. The increase in accounts payable was attributable to the timing of invoice receipt and the higher volumes of business in September 1999 compared to September 1998. The increase in accrued liabilities was partly due to higher bonus accruals as of September 30, 1999 as compared to September 30, 1998 as a result of higher net income in the third quarter of the respective year.

      The increased cash from operations was offset in part by an increase in accounts receivable and inventories. The increase in accounts receivable was primarily a result of higher revenues in the nine months of 1999 as compared to the same period of 1998 and the timing of payment receipt. Inventories were higher as revenues are expected to continue to be higher for the fourth quarter of 1999 as compared to 1998.

      Cash and cash equivalents used in investing activities during the first nine months of 1999 were $277 million compared to $707 million during the same period in 1998. The primary investing activities during the first nine months of 1999 included the following:

      - Purchases and sales of debt and equity securities available-for-sale;
      -     The acquisition of a non-public technology company; and
      -     Purchases of property and equipment.

      A decrease in cash used in investing activities during the first nine months of 1999 as compared to the same period in 1998 was primarily attributable to the acquisition of Symbios in the third quarter of 1998 (see Note 6 of Notes to the Unaudited Consolidated Condensed Financial Statements) and higher purchases of property and equipment in 1998, offset in part by higher maturities and sales of debt and equity securities available-for-sale in the first nine months of 1998 as compared to the same period in 1999. We believe that maintaining technological leadership in the highly competitive worldwide semiconductor industry requires substantial ongoing investment in advanced manufacturing capacity. Net capital additions were $105 million and $232 million during the first nine months of 1999 and 1998, respectively. The decrease in additions from 1998 was primarily attributable to reduced purchases of property and equipment related to construction of a new wafer fabrication facility in Gresham, Oregon, which was completed in December 1998. We expect to incur capital expenditures of no more than $250 million in 1999.

      Cash and cash equivalents provided by financing activities during the first nine months of 1999 totaled $16 million, compared to $601 million in the same period of 1998. A decrease in cash provided during the first nine months of 1999 was primarily attributable to proceeds from a credit agreement entered into in August 1998 to finance the acquisition of Symbios (see Note 6 and 10 of Notes to the Unaudited Consolidated Condensed Financial Statements), net of repayment. The decrease was offset in part by proceeds from the issuance of the 4 1/4% Convertible Subordinated Notes in March 1999 (see Note 10 of Notes to the Unaudited Consolidated Condensed Financial Statements), net of repayment of the credit facility. The decrease was also offset in part by higher proceeds from sale of common stock issued pursuant to our employee stock option and purchase plans in 1999.

      During March of 1999, we issued $345 million of 4 1/4% Convertible Subordinated Notes (the "Convertible Notes") due in 2004. The Convertible Notes are subordinated to all existing and future senior debt, are convertible 60 days following issuance into shares of our common stock at a conversion price of $31.353 per share and are redeemable at our option, in whole or in part, at any time on or after March 20, 2002. Each holder of the Convertible Notes has the right to cause us to repurchase all of such holder's Convertible Notes at 100% of their principal amount plus accrued interest upon the occurrence of certain events and in certain circumstances. Interest is payable semiannually. We paid approximately $9.5 million for debt issuance costs related to the Convertible Notes. The debt issuance costs are being amortized using the interest method. We used the net proceeds from the Convertible Notes to repay existing debt obligations as outlined below.

      On August 5, 1998, we entered into a credit agreement with ABN AMRO. The credit agreement was restated and superseded by the Amended and Restated Credit Agreement dated as of September 22, 1998 by and among LSI Logic, JSI, ABN ANRO and thereafter syndicated to a group of lenders determined by ABN AMRO and LSI Logic. The credit agreement consisted of two credit facilities: a $575 million senior unsecured reducing revolving credit facility ("Revolver"), and a $150 million senior unsecured revolving credit facility ("364 day Facility").

      On August 5, 1998, we borrowed $150 million under the 364 day Facility and $485 million under the Revolver. On December 22, 1998, we borrowed an additional $30 million under the Revolver. The credit facilities allowed for borrowings at adjustable rates of LIBOR/TIBOR with a 1.25% spread. As of March 31, 1999, the spread changed to 1%. Interest payments are due quarterly. The 364 day Facility expired on August 3, 1999 by which time borrowings outstanding were fully paid in accordance with the credit agreement. The Revolver is for a term of four years with the principal reduced quarterly beginning on December 31, 1999. The Revolver includes a term loan sub-facility in the amount of 8.6 billion yen made available to JSI over the same term. The yen term loan sub-facility is for a period of four years with no required payments until it expires on August 5, 2002. Pursuant to the restated credit agreement, on August 30, 1998, JSI repaid it's existing 11.4 billion yen ($79 million) credit facility and borrowed 8.6 billion yen ($83 million at September 30, 1999) bearing interest at adjustable rates. In March of 1999, we repaid the full $150 million outstanding under the 364 day Facility and $186 million outstanding under the Revolver using proceeds from the Convertible Notes as described above. Borrowings outstanding under the Revolver including the yen sub-facility were $382 million as of September 30, 1999. As of September 30, 1999, the interest rate for the Revolver and the yen sub-facility were 6.31% and 1.12%, respectively. Debt issuance costs associated with these credit facilities were not significant.

      In accordance with the terms of our existing credit agreement, we must comply with certain financial covenants related to profitability, tangible net worth, liquidity, senior debt leverage, debt service coverage and subordinated indebtedness. As of September 30, 1999, we were in compliance with these covenants.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges, and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 pursuant to the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging activities Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 by one year. Upon adoption of SFAS No. 133, we will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gain or loss as transition adjustments to be reported in net income or other comprehensive income, as appropriate, and presented in a manner similar to the cumulative effect of a change in accounting principle. While we believe the adoption of this statement will not have a significant effect on our results of operations, the impact of the adoption of SFAS No. 133 as of the effective date cannot be reasonably estimated at this time.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits

      10.46 Technology Transfer Agreement dated September 8, 1999 between the Registrant and Wafer Technology (Malaysia) Sdn. Bhd.

      27.1  Financial Data Schedules

 (b)  Reports on Form 8-K

      On August 11, 1999, pursuant to Item 5 to report information set forth in the Registrant's press release dated August 4, 1999.

      On October 25, 1999, pursuant to Item 5 to report information set forth in the Registrant's press release dated October 21, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                LSI LOGIC CORPORATION
                                (Registrant)

Date: November 10, 1999         By /s/ R. DOUGLAS NORBY
                                   ------------------------------------------
                                       R. Douglas Norby
                                Executive Vice President Finance &
                                     Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION
------                       -----------
10.46                        Technology Transfer Agreement
27.1                         Financial Data Schedule