Form 10-K405
period 1999-12-31
LSI LOGIC CORP
filed 2000-03-20
CIK 703360

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on March 15, 2000 as reported on the New York Stock Exchange, was approximately $21,655,056,243.50. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 15, 2000, registrant had 302,749,965 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the following documents are incorporated by reference into Parts I, II, III, and IV of this Form 10-K Report: (1) Proxy Statement for registrant's 2000 Annual Meeting of Stockholders, and (2) Registrant's 1999 Annual Report to Stockholders.

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

     LSI Logic Corporation and its subsidiaries (collectively referred to as LSI Logic or the Company and referred to as we, us and our) is a leader in the design, development, manufacture, and marketing of complex, high-performance integrated circuits and storage systems. We are focused on the three markets of communications, network computing, and storage area network systems, that we believe will continue to grow rapidly for the foreseeable future. Our integrated circuits are used in a wide range of communication devices, including for wireless, broadband, data networking, and set-top-box applications. We also provide other types of integrated circuit products and board-level products for network computing and high-performance storage controllers and systems for storage area networks.

     We operate in two segments -- the Semiconductor segment and the Storage Area Network ("SAN") Systems segment, in which we offer products and services for a variety of electronic systems applications. Our products are marketed primarily to original equipment manufacturers ("OEMs") of products targeted for applications in three major markets, which are:

     - Communications;

     - Network Computing; and

     - Storage Area Network Systems.

     In the Semiconductor segment, we use advanced process technology and design methodologies to design, develop and manufacture highly complex integrated circuits. These include both application specific integrated circuits, commonly referred to as ASICs, and standard products. ASICs are designed for specific applications defined by the customer; whereas standard products are for market applications that we define.

     We have developed methods of designing integrated circuits based on a library of building blocks of industry-standard electronic functions, interfaces, and protocols. Among these is our CoreWare(R) design methodology. Our advanced submicron manufacturing process technologies allow our customers to combine one or more CoreWare library elements with memory and their own proprietary logic to integrate a highly complex, system-level solution on a single chip. (Our G10(R), G11(TM), and G12(TM) submicron process technologies are more fully described in the section on Manufacturing below.) We have developed and use complementary metal oxide semiconductor ("CMOS") process technologies to manufacture our integrated circuits.

     In the SAN Systems segment, our enterprise storage systems are designed, manufactured, and sold by our wholly owned subsidiary -- LSI Logic Storage Systems, Inc. Our high-performance, highly scalable open storage area network systems and storage solutions are available through leading original equipment manufacturers, or OEMs, and a worldwide network of resellers under the MetaStor(R) brand name.

     The Company was incorporated in California on November 6, 1980, and was reincorporated in Delaware on June 11, 1987. Our principal offices are located at 1551 McCarthy Boulevard, Milpitas, California 95035, and our telephone number at that location is (408) 433-8000. Our home page on the Internet is at www.lsilogic.com.

BUSINESS STRATEGY

  Semiconductor Business Strategy

     Our objective is to continue to be an industry leader in the design and manufacture of highly integrated, complex integrated circuits and other electronic components and system-level products that provide our customers with silicon-based system-level solutions. To achieve this objective, our business strategy includes the following key elements:

     - Target Growth Markets and Selected Customers. We concentrate our sales and marketing efforts on leading OEM customers in targeted growth markets, led by the communications, networking, and storage area network systems applications. Our engineering expertise is focused on developing technologies that will meet the needs of leading-edge customers in order to succeed in these market areas.

     - Emphasize CoreWare Methodology and System-on-a-Chip Capability. Our CoreWare design methodology enables the integration of one or more pre-designed circuit elements with customer-specified elements and memory to create system capabilities on a single chip. This results in higher product complexity, greater differentiation, and faster time to market. We also have used this design methodology to develop proprietary standard products.

     - Promote Highly Integrated Design and Manufacturing Technology. We use proprietary and leading third-party electronic design automation, or EDA, software design tools. Our design tool environment is highly integrated with our manufacturing process requirements so that it will accurately simulate product performance. This reduces design time and project cost. We continually evaluate and, as appropriate, develop expertise with third-party EDA tools from leading and emerging suppliers of such products.

     - Provide Flexibility in Design Engineering. We engage with customers for our semiconductor products under various arrangements whereby the extent of the engineering support we provide will be determined in accordance with the customer's requirements. For example, a customer may primarily use its own engineers for substantial development of its product design and retain our support for silicon-specific engineering work. We also enter into engineering design projects, including on a "turn-key" basis.

     - Maintain High-Quality and Cost-Effective Manufacturing. We operate our own manufacturing facilities in order to control our deployment of advanced wafer fabrication technology, our manufacturing costs, and our response to customer delivery requirements. We also use independent wafer foundry services when appropriate and may seek to fill unused capacity in our own foundries by offering such services to third parties. We perform substantially all of our packaging, assembly, and final test operations through subcontractors in Asia. Our production operations in the U.S. and Japan, and our assembly and test subcontractors in Asia are ISO-9002 certified, an important international measure for quality.

     - Leverage Alliances with Key Partners. We are continually seeking to establish relationships with key partners in a diverse range of semiconductor and storage-system technologies to promote new products, services, operating standards, and manufacturing capabilities and to avail ourselves of cost efficiencies that may be obtained through collaborative development.

     - Develop and Drive Industry Standards to Achieve Market Advantage. We have been a leader in developing and promoting important industry standard architectures, functions, protocols, and interfaces. We believe that this strategy will enable us to quickly launch new standard-based products, allowing our customers to achieve time-to-market and other competitive advantages.

     - Operate Worldwide. We market our products and engage with our customers on a worldwide basis through direct sales, marketing, and field technical staff and through independent sales representatives and distributors. Our network of design centers is located in major markets to allow us to provide customers with highly experienced engineers to interact with customer engineering management and system architects to develop designs for new products and to provide continuing after-sale customer support.

  SAN Systems Business Strategy

     - Highly Leveraged Core Competencies. In the SAN systems market, we leverage expertise used to develop our semiconductors, storage I/O components, storage management software, and storage systems in the development of scalable storage solutions. We aim to utilize the full scope of our technical expertise to design and develop interoperable, easy-to-manage, leading price/performance products.

     - Modular Design Philosophy. Our flexible approach to storage system design allows elements of a system to be configured and/or customized together or separately to meet customer requirements. Benefits to our customers include investment protection, reduced support costs, and a common management interface and features. This allows customers to start with pilot projects and later scale to full implementation.

     - Complementary Channels of Distribution. We conduct sales of storage systems through both direct and indirect channels to reach the largest and fastest growing segments of the market. We sell on a direct basis to OEM customers that are among the top ten sellers of storage products worldwide. In addition, we are dedicated to providing proven and tested SAN solutions in the open storage systems market through the reseller channel. Resellers are the exclusive channel for the sale of MetaStor-brand storage products.

     - Flexible Business Models. Our strategy is to provide flexible, customizable solutions with room for value-added components, software, and services provided by the channel. Our modular product set allows OEMs and resellers to devise a solution to best meet their needs and to satisfy customers.

PRODUCTS AND SERVICES

  Semiconductor Products

     In our semiconductor business, we manufacture, market, and sell both ASICs and standard products for electronic systems applications. ASICs are semiconductors that are designed for a unique, customer-specified application. Our standard products are sold to multiple customers offering system-level products using applications for which our standard products are designed. Both our ASICs and standard products are predominately manufactured using our proprietary process technologies. We offer a wide range of products targeted for the communications, network computing, and storage area network markets.

     - Communications. For the burgeoning communications market, we offer a broad array of products, including for wireless, data networking, broadband, and set-top-box applications.

      Wireless. Our product offerings feature a programmable single-chip code division multiple access baseband processor for use in wireless handsets. We are also working on future CDMA generation products leading to third-generation wideband digital products. In addition, our customers benefit from ASIC-design capabilities based on strong microprocessor and digital signal processor core offerings, mixed-signal functions, and industry-standard interfaces.

      Data Networking. We offer Switched Ethernet, Fast Ethernet, and Gigabit Ethernet standard products used in local area network and wide area network equipment such as hubs, routers and switches. We develop ASICs using MIPS-based reduced instruction set computing processors and ARM(R)-based processors, digital signal processors, HyperPHY(TM) high-speed I/O transceiver cores, and Ethernet MAC and PHY cores, including our GigaBlaze(R) core for high-speed transmission. We also offer mixed-signal (digital and analog) integration and standard products such as the ATMizer(R) family of products that supports segmentation and reassembly functions on a single chip.

      Broadband. We offer a blend of high-performance, high-integration and low-power silicon solutions that are pivotal in development of Internet infrastructure, including switches add-drop multiplexers, and computer servers. We are also engaged in the development of new high-speed Internet access technologies targeting cable modems, designated subscriber lines, and fixed wireless mediums.

      Set-Top-Box. Our processors, encoders, decoders, channel and source products are designed into video games and digital set-top-box systems for satellite, cable, and terrestrial TV reception and Internet connectivity. We target high-volume consumer product applications with advanced digital and mixed signal technology and complete system solutions. Furthermore, we employ this technology to manufacture standard products incorporated in home video games, digital cameras, and DVD players.

     - Network Computing. Our product offerings in the field of network computing include computer and storage components.

      Computer. We provide tools, libraries, semiconductor processes and packaging products which enable our OEM customers to reliably develop high-performance designs for advanced computer systems. For the office automation market, we provide a suite of MIPS cores and ARM processors, in addition to industry-standard bus interface cores such as USB, IEEE 1394, and PCI.

      Storage Components. Our storage components make possible data storage and transmission between a host computer and peripheral devices such as disk drives, scanners, and printers. We offer industry leading I/O Standard Products including product families in fibre channel, SCSI, and SCSI expanders. We also provide complete solutions to our customers, including integrated circuits for motherboard or adapter applications, host adapter boards, and software. Our fibre channel offerings include the Merlin(TM) family of high-performance fibre channel protocol controllers used in high-performance ASIC designs.

     In 1999, we delivered our 500th design using our proprietary cell-based CoreWare design methodology to a high-volume customer, approximately five years after introducing the design process that allows for system-on-a-chip solutions. Our CoreWare design methodology offers a comprehensive design approach for creating a system on a chip efficiently, predictably, and rapidly. Our CoreWare libraries include high-level building blocks based on industry standard electronic functions, interfaces, and protocols.

     Our emphasis on cell-based product lines reflects the market preference for use of this methodology to develop advanced integrated circuits. Customers obtain greater flexibility in the design of system-level products using cell-based technology than is available in an array-based methodology that limits the placement of circuits to a fixed grid. Our CoreWare cells are connected together electronically to form an entire system on a single chip. These system-on-a-chip solutions can be used in ASICs or standard products focused on the communications and network computing markets.

     CoreWare cells that can be used in a diverse range of communications and network computing applications include:

     - the GigaBlaze serial core and SeriaLink(R) transceiver core;

     - the HyperPHY(TM) high speed I/O (input/output) transceiver core;

     - the ZSP4000 DSP core based on the ZSP DSP architecture;

     - the ARM CPU (central processing unit) core;

     - the OakDSPCore(R) digital signal processor core;

     - the MiniRISC(R) family of MIPS-based RISC processor cores; and

     - embedded FPGA core for high-volume programmable applications.

     Customers for our ASIC products may utilize our engineering design capabilities in a variety of ways. Typically, the ASIC design process involves participation by both our engineers and the customer's engineers.

We seek to engage with customers early in their new system product development process and will accept large design assignments where we share substantial risks and costs with the customer. We provide advice on the product design strategies to optimize product performance and suitability for the targeted application. In addition, our capabilities include support in the areas of architecture and system-level design simulation, verification, and synthesis used in the development of complex integrated circuits.

     Our software design tool environment supports and automatically performs key elements of the design process from circuit concept to physical layout of the circuit design. The design tool environment features a combination of internally developed proprietary software and third-party tools that are highly integrated with our manufacturing process requirements. The design environment includes expanded interface capabilities with a range of third-party tools from leading EDA vendors and features hardware/software co-verification capability.

     After completion of the ASIC engineering design effort, we produce and test prototype circuits for shipment to the customer. We then begin volume production of integrated circuits that have been developed through one or more of the arrangements described above in accordance with the customer's quantity and delivery requirements.

  SAN Systems Products

     In the SAN Systems segment, we offer a broad line of storage systems focused on the storage area network that span the entire enterprise, from workgroup to data center. This includes controller modules, drive modules and complete storage systems. Our storage subsystems can be integrated on a component basis or aggregated into a complete storage solution, allowing OEMs the flexibility to create differentiated products. This modularity in our products also allows our indirect channel to customize solutions bundled with value-added components, software, and services. Our storage systems are based on highly scalable and available hardware and software solutions for the enterprise market, including tested, real-world solutions for storage area networks.

     - SAN Storage. MetaStor S-Class storage systems are designed for storage area networks. These systems are an extension of the server-attached storage family, combining fibre channel performance with our proprietary Multi-Pathing Architecture. The product line emphasizes high availability with redundant, dual-active controllers and efficient management with SANtricity(TM) Storage Manager software.

     - Server-Attached Storage. The MetaStor server-attached storage family supports Windows(R) NT, Solaris(TM), and HP-UX platforms. These products have scalable capacity up to 5.0 terabyte per cabinet allowing for extended storage growth and redundant, hot-swappable components for high availability.

     - SANtricity Storage Manager Software. This storage management software allows consolidation of storage through the SANshare(TM) storage-partitioning feature. Additionally, the software provides a single management interface and remote access capabilities. The software features enhanced graphical user interface features, automatic device discovery, and one-button configuration.

     - Network-Attached Storage. The intelligent storage hub is a family of network-attached storage solutions that enable transparent file sharing between heterogeneous environments and are intended to reduce the cost of ownership by consolidating storage and management functions. Features include multi-protocol support, a high-performance file system, a backup solution, and enterprise-level storage management.

     - Storage Controller Modules. Our storage controller modules are designed from the chip-level up and support both Ultra2 SCSI and fibre channel interfaces. Using an architecture that incorporates our own ASICs enables the controller to deliver superior performance. Combined with our drive modules, each controller is able to have scalable capacity up to three terabytes, and allow for either rack-mount or desk-side configurations. Other features include redundant, dual-active controllers and automatic fail-over for maximum data availability.

     - Storage Drive Modules. Our storage drive modules allow for increases in storage capacity and performance as needs change. The drive modules utilize our chip capabilities to monitor power, temperature, and fans, and to relay information back to the controller. In addition, through the integration of advanced technology from industry disk drive vendors, we provide packaging intended to maximize capacity and minimize size.

     To meet open computing standards, our storage systems are designed to operate within the Windows NT, UNIX, and Solaris operating-system environments. These products are targeted at key data storage applications, including:

     - Internet servers;

     - electronic commerce;

     - data warehousing;

     - on-line transaction processing;

     - video delivery, editing and production; and

     - migration of mission critical applications off mainframe computers.

     In 1999, LSI Logic Storage Systems, Inc. announced its MetaStor Open SAN Initiative, offering customers proven, multi-vendor SAN storage solutions, based on the MetaStor S-Class family of fibre channel storage products. This initiative offers a cooperative framework to promote customer choice, flexibility, dependable support, and faster time-to-market of complete SAN solutions.

     We offer a toll-free 24 hour-a-day, 7 day-a-week technical support hotline for customers worldwide using the MetaStor line of network- and server-attached enterprise storage systems.

MARKETING AND DISTRIBUTION

  Semiconductor Marketing and Distribution

     Our semiconductor products and design services targeted for the communications and network computing markets are primarily sold through our network of direct sales and marketing and field engineering offices and sales representatives located in North America, Europe, Japan, China, and elsewhere in Asia. Our sites are interconnected by means of advanced computer networking systems that allow for the continuous, uninterrupted exchange of information that is vital for the proper execution of our sales and marketing activities. International sales are subject to risks common to export activities, including governmental regulations, tariff increases, and other trade barriers and currency fluctuations.

     The highly competitive semiconductor industry is characterized by rapidly changing technology, short product cycles, and emergent standards. Our marketing strategy requires that we accurately forecast trends in the evolution of product and technology development. We must then act upon this knowledge in a timely manner to develop competitively priced products offering superior performance. As part of this strategy, we are active in the formulation and adoption of critical industry standards that influence the design specifications of our products. Offering products with superior price and performance characteristics is essential to satisfy the rapidly changing needs of our customers in the dynamic communications and network computing markets.

     We rely primarily on direct sales and marketing, but we also work with independent distributors in North America, Europe, Japan and elsewhere in Asia. Some of our distributors possess engineering capabilities and purchase both ASICs and standard products from us for resale to their customers. Other distributors, especially in Asia, focus solely on the sale of standard products. Our agreements with distributors generally grant limited rights to return inventory and obtain credits for price reductions applicable to products held in inventory. We maintain appropriate reserves to account for these factors. However, owing to the relatively small quantities of products held in inventory by our distributors, we believe that these arrangements do not result in material financial exposure for our company.

  SAN Systems Marketing and Distribution

     SAN systems products are sold worldwide both on a direct basis to OEMs and through indirect reseller channels to end-users. The MetaStor brand of scalable SAN systems is exclusively marketed through a worldwide network of value-added resellers, system integrators, and distributors. We closely manage these relationships to meet the diverse needs of end-users. Our marketing efforts are driven by an industry-wide trend toward the implementation of storage area networks to maximize performance, availability, and efficiency.

     Our direct sales force provides customized SAN systems solutions generally to large, well-known manufacturers of computer equipment. Our product development strategy focuses on implementing the latest storage technologies to improve the performance of our hardware and software storage solutions. As a pioneer in the development of redundant array of independent disks technology, and as a member of the Fibre Channel Industry Association and Storage Networking Industry Association, we are continually driving industry standards for fibre channel and SAN solutions.

CUSTOMERS

     We seek to leverage our expertise in the fields of communications, network computing, and SAN systems by marketing our products and services to market leaders. Our strategic-account focus is on larger, well-known companies that produce high-volume products incorporating our semiconductors and storage system products. We recognize that this strategy may result in increased dependence on a limited number of customers for a substantial portion of our revenues. It is possible that we will not achieve significant sales volumes from one or more of the customers we have selected. While this could result in lower revenues and higher unit costs owing to an under-utilization of our resources, we believe this strategy provides us with the greatest opportunity to drive further growth in sales and unit volumes.

     We operate in a rigorous competitive environment and our continued success requires that we consistently develop and manufacture products that meet the needs of our customers. There is no assurance that we will achieve significant sales revenues from one or more of our strategic customers. This could result in lower revenues for our company.

     In 1999, Sun Microsystems, Inc. accounted for greater than 10% of our consolidated revenues. No other customer accounted for greater than 10% of consolidated revenues.

MANUFACTURING

  Semiconductor Manufacturing

     Our semiconductor manufacturing operations convert a design into packaged silicon chips and support customer requirements for volume production. Manufacturing begins with fabrication of custom diffused silicon wafers. Layers of metal interconnects are deposited onto the wafer and patterned using customized photo masks. Wafers are then tested, cut into die, and sorted. Die that pass initial tests are then sent to the assembly process where the fabricated circuits are encapsulated into ceramic or plastic packages. The finished devices undergo additional testing and quality assurance before shipment. Dedicated computer systems are used in this comprehensive testing sequence. The test programs use the basic functional test criteria from the design simulation. The customer specifies the functional test criteria for ASICs.

     We own and operate manufacturing facilities in the United States, Japan, and Hong Kong. We utilize various high-performance CMOS process technologies in the volume manufacture of our products. Our advanced manufacturing facilities feature highly specialized chemical mechanical polishing equipment which increase yields and allow for higher levels of chip customization. The production operations are fully computer-integrated to increase efficiency and reduce costs.

     Semiconductor process technologies are identified in terms of the size of channel length within the transistors, measured in millionths of a meter called "microns." The measurement of the channel length is expressed in two ways: effective electrical channel length and drawn gate length. The effective channel length is smaller than the drawn gate length. In this Report, we use the effective channel length to identify our process technologies.

     Our advanced submicron manufacturing processes are capable of producing products with an effective electrical channel length within each transistor as small as 0.18 micron (G11(TM) process technology) allowing for up to 24,000,000 usable gates on a single chip. Our G10(R) process technology is capable of producing 0.25 micron products. Our next generation 0.13 micron G12(TM) process technology is planned for volume production in the third quarter of 2000. These advanced process technologies allow for greater circuit density and increased functionality on a single chip.

     Substantially all of our wafers are fabricated in our factories in Gresham, Oregon, Tsukuba, Japan, and Colorado Springs, Colorado. The factories in Gresham and Tsukuba are ISO-9002 certified and the facility in Colorado Springs is ISO-9001 certified -- important internationally recognized standards for quality. In July 1999, the older of the two Tsukuba factories, which produced
0.38 micron products, was closed after eleven years of service. This action was taken as part of a comprehensive restructuring and cost reduction plan commenced in 1998.

     Our newest manufacturing facility is located in Gresham, Oregon on 325 acres outside of Portland. This facility is equipped for advanced manufacturing operations and is designed to accommodate our expansion requirements well into the foreseeable future. The plant is equipped to produce eight-inch wafers hosting products manufactured to the G10, G11, and G12 processes.

     Our fixed costs for manufacturing are high and are expected to remain high because we must continually make significant capital expenditures and add new advanced capacity in order to remain competitive. If demand for our products does not absorb the additional capacity, the increase in fixed costs and operating expenses related to increases in production capacity may result in a material adverse impact on our operating results and financial condition. (Additional risk factors are set forth in the Risk Factors section below.)

     We offer a wide range of packaging solutions for system-on-a-chip designs. We have also developed a high-performance, high-density interconnect packaging technology, known as flip chip, which essentially replaces the wires that connect the edge of the die to a package with solder bumps spread over the entire external surface of the die. This technology enables us to reach exceptional performance and lead-count levels in packages required for process technologies of 0.18 micron and below. We also offer a mini-ball grid array package that features a smaller package size without sacrificing electrical and thermal performance. We also offer a wide array of ceramic and plastic wire-bond packaging options.

     Final assembly (i.e., encapsulation in a plastic or ceramic package) and test operations are conducted by our Hong Kong affiliate through independent subcontractors in the Philippines, Malaysia, South Korea, Taiwan, and Hong Kong. We also utilize subcontractors in Thailand for the assembly and test of our host adapter boards.

     Both manufacturing and sales of our semiconductor products may be impacted by political and economic conditions abroad. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export compliance laws or other trade policies, could adversely affect our ability to manufacture or sell products in or into foreign markets. We cannot guarantee that current arrangements with our component suppliers or assembly, testing and packaging subcontractors will continue, and we do not maintain an extensive inventory of assembled components. The failure to secure assembly and test capacity could affect our sales and result in a material adverse impact on our operating results and financial condition.

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

     The semiconductor equipment and materials industries also include a number of vendors that are relatively small and have limited resources. Several of these vendors supply us with equipment and/or services. We do not have long-term supply or service agreements with vendors of certain critical items, and shortages could occur in various essential materials due to interruption of supply or increased demand in the industry. Given the limited number of suppliers of certain of the materials and components used in our products, if we experience difficulty in obtaining essential materials in the future we cannot assure you that alternative suppliers will be available to meet our needs. Such disruptions could materially affect our operations, which could have a material adverse impact on our operating results and financial condition.

     The primary raw materials used in the manufacturing of semiconductors include raw wafers and certain chemicals used in the processing of semiconductors. The raw wafers are obtained primarily from suppliers in Japan, whereas other material inputs are obtained on a local basis. Our operations also depend upon a continuing adequate supply of electricity, natural gas and water. These energy sources are available on a continuous basis and in adequate quantities for current needs. An interruption in the supply of raw materials or energy inputs for any reason would have an adverse effect on our manufacturing operations.

     Our manufacturing facilities incorporate sophisticated computer integrated manufacturing systems which depend upon a mix of our proprietary software and systems and software purchased from third parties. Failure of these systems would cause a disruption in the manufacturing process and could result in a delay in completion and shipment of products.

  SAN Systems Manufacturing

     The manufacturing of SAN systems products involves the assembly and testing of components, including our semiconductors, which are then integrated into final products. Our manufacturing facility in Wichita, Kansas, assembles and tests high performance array controllers, rack-mount modules, and complete storage systems.

     ISO-9001 certification at our Kansas manufacturing facility has been maintained since April 1992. Product quality is achieved through employee training, automated testing, and sample auditing. Supply Line Management extends quality through the component and subassembly supplier base with continuous reporting and supplier/product qualification programs.

     SAN systems product and manufacturing designs are highly modularized for flexibility. Our manufacturing operation includes Configure to Order and Assemble to Order capabilities. These processes have been implemented in an effort to reduce requisite lead times for the delivery of product.

     Our SAN systems manufacturing operations are based primarily on an integrated Enterprise Resource Planning manufacturing application system purchased from a third party. This ERP system is augmented with several of our proprietary software tools that support the production process through automated product configuration and automated electronic testing. Failure of these systems would cause a disruption in the manufacturing process and could result in delays of product shipments and/or customer billings.

     Our manufacturing facility in Wichita, Kansas depends upon a continuous supply of electricity from a single utility provider. Any natural or manmade disruptions could materially affect our operating results and financial condition.

BACKLOG

  Semiconductor Backlog

     In the Semiconductor segment, we generally do not have long-term volume purchase contracts with our customers. Instead, customers place purchase orders which are subject to acceptance by us. The timing of the design activities for which we receive payment and the placement of orders included in our backlog at any particular time are generally within the control of the customer. For example, there could be a significant time lag between the commencement of design work and the delivery of a purchase order for the units of a developed product. Also, customers may from time to time revise delivery quantities or delivery schedules to reflect their changing needs. For these reasons, our backlog as of any particular date is not a meaningful indicator of future sales.

  SAN Systems Backlog

     In the SAN Systems segment, our large customers who are original equipment manufacturers place orders that are subject to acceptance by us in accordance with their requirements and our delivery lead time capabilities. In our reseller channel, we typically receive requests for product to be delivered within two weeks or less. Accordingly, our backlog as of any particular date is not a meaningful indicator of future sales.

COMPETITION

  Semiconductor Competitors

     The semiconductor industry is intensely competitive and characterized by constant technological change, rapid product obsolescence, evolving industry standards, and price erosion. Many of our competitors are larger, diversified companies with substantially greater financial resources. Some of these also are customers who have internal semiconductor design and manufacturing capacity. We also compete with smaller and emerging companies whose strategy is to sell products into specialized markets or to provide a portion of the products and services that we offer.

     Our major competitors include large domestic companies such as IBM Corporation, Lucent Technologies, Inc., Motorola, Inc., Texas Instruments, Inc., and Conexant Systems, Inc. Other competitors in strategic markets include Adaptec, Inc., QLogic Corporation, C-Cube Microsystems, Inc., and Broadcom Corporation. In addition, the expansion of certain companies such as Intel Corporation into markets in which we operate also presents competition for us.

     We also face competition from certain large foreign corporations, including Philips Electronics, N.V., STMicroelectronics, S.A., Toshiba Corporation, and NEC Corporation.

     The principal competitive factors in the industry include:

     - design capabilities;

     - differentiating product features;

     - product performance characteristics;

     - time to market;

     - price;

     - manufacturing processes; and

     - utilization of emerging industry standards.

     We believe that we presently compete favorably with respect to these factors. It is possible, however, that other custom design solutions will be developed by our competitors that could have a material adverse impact on our competitive position. Our competitors may also decide from time-to-time to aggressively lower prices of products that compete with us in order to sell related products or achieve strategic goals. Strategic pricing by competitors can place strong pricing pressure on our products in certain transactions, resulting in lower selling prices and gross margins for those transactions.

     The markets into which we sell our semiconductor products are subject to severe price competition. We expect to continue to experience declines in the selling prices of our semiconductor products over the life cycle of each product. In order to offset or partially offset declines in the selling prices of our products, we must continue to reduce the costs of products through product design changes, manufacturing process changes, and yield improvements. We do not believe that we can continually achieve cost reductions that fully offset the price declines of our products, and therefore gross margin percentages will generally decline for existing products over their life cycles.

     We are increasingly emphasizing our CoreWare design methodology and system-on-a-chip capability. Competitive factors that are important to the success of this strategy include:

     - selection, quantity and quality of our CoreWare library elements;

     - our ability to offer our customers systems level expertise; and

     - quality of software to support system-level integration.

     Although there are other companies that offer similar types of products and related services, we believe that we currently compete favorably with those companies. However, competition in this area is increasing, and there is no assurance that our CoreWare methodology approach and product offerings will continue to receive market acceptance. Customers in our targeted markets frequently require system-level solutions. Our ability to deliver complete solutions may also require that we succeed in obtaining licenses to necessary software and integrating this software with our semiconductors.

  SAN Systems Competitors

     The SAN systems market is characterized by many of the same pressures found in the semiconductor industry. We believe that important competitive factors in the storage-systems market include the following:

     - product performance and price;

     - support for new industry and customer standards;

     - scalability;

     - interoperability with other network devices;

     - features and functionality;

     - availability;

     - reliability, technical service, and support;

     - quality of system integration;

     - existence and accessibility of differentiating features; and

     - quality and availability of supporting software.

     Our failure to compete successfully with respect to any of these or other factors could have a material adverse effect on our results of operations and financial condition. Our SAN systems products compete primarily with products from independent storage providers such as EMC Corporation, Hitachi Data Systems Corporation, and MTI Technology Corporation. In addition, many of our current and potential customers in this market have internal storage divisions that produce products that compete directly or indirectly with our storage-system products. We cannot assure you that these customers, which include Hewlett Packard Company, IBM Corporation, Sun Microsystems, Inc., and Unisys Corporation, will continue to purchase our storage systems.

PATENTS, TRADEMARKS, AND LICENSES

     We own various United States and international patents and have additional patent applications pending relating to certain of our products and technologies in both the Semiconductor and the SAN Systems segments. In both segments, we also maintain trademarks for certain of our products and services and claim copyright protection for certain proprietary software and documentation. Patents, trademarks, and other forms of protection for our intellectual property are important, but we believe our future success principally depends upon the technical competence and creative skills of our personnel.

     In the Semiconductor segment, we also protect our trade secret and other proprietary information through agreements with our customers, suppliers, employees, and consultants and through other security measures. We have entered into certain cross-license agreements that generally provide for the non-exclusive licensing of rights to design, manufacture, and sell products and, in some cases, for cross-licensing of future improvements developed by either party.

     We continue to expand our portfolio of patents and trademarks. We offer a staged incentive to engineers to identify, document, and submit invention disclosures. We have developed an internal review procedure to maintain a high level of disclosure quality and to establish priorities and plans for filings both in the United States and abroad. The review process is based solely on engineering and management judgment, with no assurance that a specific filing will issue, or if issued, will deliver any lasting value to us. There is no assurance that the rights granted under any patents will provide competitive advantages to us or will be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries in which our products are or may be manufactured or sold may not protect our products and intellectual property rights to the same extent as the U.S. legal system.

     In the SAN Systems segment, we own a portfolio of patents and patent applications concerning a variety of storage technologies. We also maintain trademarks for certain of our products and services and claim copyright protection for certain proprietary software and documentation. Similar to the Semiconductor segment, we protect our trade secrets and other proprietary information through agreements and other security measures, and have implemented internal procedures to identify patentable inventions and pursue protection in selected derivatives.

     Please see Item 3, Legal Proceedings; additional risk factors set forth in the Risk Factors section; and Note 12 of the Notes, below for additional information.

RESEARCH AND DEVELOPMENT

     Our industry is characterized by rapid changes in products, design tools, and process technologies. We must continue to improve our existing products, design-tool environment, and process technologies and to develop new ones in a cost-effective manner to meet changing customer requirements and emerging industry standards. If we are not able to successfully introduce new products, design tools, and process technologies or to achieve volume production of products at acceptable yields using new manufacturing processes, there could be a material adverse impact on our operating results and financial condition.

     We operate research and development facilities in California, Colorado, and Kansas. The following table shows our expenditures on research and development activities for each of the last three fiscal years (in thousands).

                     YEAR                        AMOUNT     PERCENT OF REVENUE
                     ----                       --------    ------------------
1999..........................................  $297,554            14%
1998..........................................  $291,125            19%
1997..........................................  $229,735            17%

     Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities and subcontracting costs. As we continue our commitment to technological leadership in our markets, we anticipate our research and development investment in 2000 to be 16% of revenues.

ENVIRONMENTAL REGULATION

     Federal, state and local regulations, in addition to those of other nations, impose various environmental controls on the use and discharge of certain chemicals and gases used in semiconductor processing. Our facilities have been designed to comply with these regulations, and we believe that our activities conform to current environmental regulations. However, increasing public attention has been focused on the environmental impact of electronics and semiconductor manufacturing operations. While to date we have not experienced any materially adverse impact on our business from environmental regulations, we cannot assure you that such regulations will not be amended so as to impose expensive obligations on us in the future. In addition, violations of environmental regulations or impermissible discharges of hazardous substances could result in the necessity for the following actions:

     - additional capital improvements to comply with such regulations or to restrict discharges;

     - liability to our employees and/or third parties; and/or

     - business interruptions as a consequence of permit suspensions or revocations or as a consequence of the granting of injunctions requested by governmental agencies or private parties.

EMPLOYEES

     As of December 31, 1999, we had approximately 6,300 employees.

     Our future success depends upon the continued service of our key technical and management personnel and on our ability to continue to attract and retain qualified employees, particularly those highly skilled design, process, and test engineers involved in the manufacture of existing products and the development of new products and processes. We currently have favorable employee relations, but the competition for such personnel is intense, and the loss of key employees or the inability to hire such employees when needed could have a material adverse input on our business and financial condition.

                                  RISK FACTORS

     Keep these risk factors in mind when you read "forward-looking" statements elsewhere in this Prospectus and in the documents incorporated herein by reference. These are statements that relate to our expectations for future events and time periods. Generally, the words, "anticipate," "expect," "intend" and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.

     OUR PRODUCT AND PROCESS DEVELOPMENT ACTIVITIES OCCUR IN A HIGHLY COMPETITIVE ENVIRONMENT. The Semiconductor and SAN Systems segments in which we conduct business are characterized by rapid technological change, short product cycles, and evolving industry standards. We believe our future success depends, in part, on our ability to improve on existing technologies and to develop and implement new ones in order to continue to reduce semiconductor chip size and improve product performance and manufacturing yields. We must also be able to adopt and implement emerging industry standards and to adapt products and processes to technological changes. If we are not able to implement new process technologies successfully or to achieve volume production of new products at acceptable yields, our operating results and financial condition will be adversely impacted.

     In addition, we must continue to develop and introduce new products that compete effectively on the basis of price and performance and that satisfy customer requirements. We continue to emphasize engineering development and acquisition of CoreWare building blocks and integration of our CoreWare libraries into our design capabilities. Our cores and standard products are intended to be based upon industry standard functions, interfaces and protocols so that they are useful in a wide variety of systems applications. Development of new products and cores often requires long-term forecasting of market trends, development and implementation of new or changing technologies and a substantial capital commitment. We cannot assure you that cores or standard products that we select for investment of our financial and engineering resources will be developed or acquired in a timely manner or will enjoy market acceptance.

     WE OPERATE HIGHLY COMPLEX AND COSTLY MANUFACTURING FACILITIES. The manufacture and introduction of our products is a complicated process. We confront the following challenges in the manufacturing process that require us to:

     - maintain a competitive manufacturing cost structure;

     - implement the latest process technologies required to manufacture new products;

     - exercise stringent quality control measures to ensure high yields;

     - effectively manage the subcontractors engaged in the test and assembly of products; and

     - update equipment and facilities as required for leading edge production capabilities.

     We do not control the timing or size of orders for our products. We generally do not have long-term volume production contracts with our customers. There is a risk that we will be unable to meet sudden increases in demand beyond our current manufacturing capacity, which may result in additional capital expenditures and production costs. Meanwhile, order volumes below anticipated levels may result in the under-utilization of our manufacturing facilities, resulting in higher per unit costs, which could adversely impact our operating results and financial condition.

     OUR MANUFACTURING FACILITIES ARE SUBJECT TO DISRUPTION FOR REASONS BEYOND OUR CONTROL. Our newest wafer fabrication site located in Gresham, Oregon is a highly complex, state-of-the-art facility. Anticipated production rates depend upon the reliable operation and effective integration of a variety of hardware and software components. There is no assurance that all of these components will be fully functional or successfully integrated on time or that the facility will achieve the forecasted yield targets. The capital expenditures required to bring the facility to full operating capacity may be greater than we anticipate and result in lower margins.

     Operations at any of our primary manufacturing facilities, or at any of our test and assembly subcontractors, may be disrupted for reasons beyond our control, including work stoppages, fire, earthquake, floods, or other natural disasters. Such an unexpected disruption could cause delays in shipments of products to our customers and alternate sources for production may be unavailable on acceptable terms. This could result in the cancellation of orders or loss of customers.

     WE CONFRONT RISKS FROM THE YEAR 2000 ISSUE. We use a significant number of computer software programs and operating systems in our internal operations, including financial, order management, and manufacturing systems. The inability of computer software programs to accurately recognize and process date codes designating the year 2000 and beyond could cause systems to yield inaccurate results or create problems that interrupt our operations. We did not experience any significant failure of computer systems during the critical transition from the year 1999 to 2000. Based on tests conducted as part of our Year 2000 compliance program, we do not anticipate any material Year 2000 issues associated with our operations hereinafter. However, potential failures in the computer systems of our suppliers or customers could have an indirect, adverse impact on our operations.

     WE HAVE SIGNIFICANT CAPITAL REQUIREMENTS TO MAINTAIN AND GROW OUR
BUSINESS. In order to remain competitive, we must continue to make significant investments in new facilities and capital equipment. During 2000 we anticipate that we will spend approximately $450 million on capital assets and that we will be required to spend potentially larger amounts thereafter. We may seek additional equity or debt financing from time to time and cannot be certain that additional financing will be available on favorable terms. Moreover, any future equity or convertible debt financing will decrease the percentage of equity ownership of existing stockholders and may result in dilution, depending on the price at which the equity is sold or the debt is converted. In addition, the high level of capital expenditures required to remain competitive results in relatively high fixed costs. If demand for our products does not absorb additional capacity, the fixed costs and operating expenses related to increases in our production capacity could have a material adverse impact on our operating results and financial condition.

     As of December 31, 1999, we have bank borrowings outstanding of approximately $380 million. These include approximately $296 million in debt related to the acquisition of Symbios, Inc. in 1998, in addition to 8.6 billion yen (approximately US $84 million) used to finance capital expenditures related to our manufacturing operations in Japan. The debt obligations related to Japan expose us to exchange rate fluctuations for the period of time from the start of the transaction until settlement. We use forward exchange contracts to manage our exposure to currency fluctuations. There is no assurance that these hedging transactions will eliminate exposure to currency rate fluctuations that could affect our operations and/or cash flows.

     WE ARE EXPOSED TO FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES. We have international subsidiaries and distributors that operate and sell our products globally. Further, we purchase a substantial portion of our raw materials and manufacturing equipment from foreign suppliers, and incur labor and other operating costs in foreign currencies, particularly in our Japanese manufacturing facilities. As a result, we are exposed to the risk of changes in foreign currency exchange rates or declining economic conditions in these countries.

     WE DO BUSINESS IN EUROPE AND FACE RISKS ASSOCIATED WITH THE EURO. A new European currency was implemented in January 1999 to replace the separate currencies of eleven western European countries. This has required changes in our operations as we modified systems and commercial arrangements to deal with the new currency. Although a three-year transition period is expected during which transactions may also be made in the old currencies, this is requiring dual currency processes for our operations. We have identified issues involved and will continue to address them, there can be no assurances that all problems will be foreseen and controlled without any adverse impact on our operating results or financial condition.

     WE PROCURE PARTS AND RAW MATERIALS FROM LIMITED DOMESTIC AND FOREIGN SOURCES. We use a wide range of parts and raw materials in the production of our semiconductors, host adapter boards, and storage systems, including silicon wafers, processing chemicals, and electronic and mechanical components. We do not generally have guaranteed supply arrangements with our suppliers and do not maintain an extensive inventory of parts and materials for manufacturing. We purchase some of these parts and materials from a limited number of vendors and some from a single supplier. On occasion, we have experienced difficulty in securing an adequate volume and quality of parts and materials. There is no assurance that, if we have difficulty in obtaining parts or materials in the future, alternative suppliers will be available, or that these suppliers will provide parts and materials in a timely manner or on favorable terms. As a result, we may be adversely affected by delays in new and current product shipments. If we cannot obtain adequate materials for manufacture of our products, there could be a material adverse impact on our operating results and financial condition.

     WE OPERATE IN HIGHLY COMPETITIVE MARKETS. We compete in markets that are intensely competitive, and which exhibit both rapid technological change and continual price erosion. Our competitors include many large domestic and foreign companies that have substantially greater financial, technical, and management resources. Several major diversified electronics companies offer ASIC products and/or other standard products that are competitive with our product lines. Other competitors are specialized, rapidly growing companies that sell products into the same markets that we target. Some of our large customers may develop internal design and production capabilities to manufacture their own products, thereby displacing our products. There is no assurance that the price and performance of our products will be superior relative to the products of our competitors. As a result, we may experience a loss of competitive position that could result in lower prices, fewer customer orders, reduced revenues, reduced gross margins, and loss of market share. To remain competitive, we continually evaluate our worldwide operations, looking for additional cost savings and technological improvements.

     Our future competitive performance depends on a number of factors, including our ability to:

     - properly identify target markets;

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

     We may not meet our design, development, and introduction schedules for new products or enhancements to our existing and future products. In addition, our products may not achieve market acceptance or sell at favorable prices.

     WE CONCENTRATE OUR SALES EFFORTS ON A LIMITED NUMBER OF CUSTOMERS. We are increasingly dependent on a limited number of customers for a substantial portion of revenues as a result of our strategy to focus our marketing and selling efforts on select, large-volume customers.

     Our operating results and financial condition could be affected if:

     - we do not win new product designs from major customers;

     - major customers reduce or cancel their existing business with us;

     - major customers make significant changes in scheduled deliveries; or

     - there are declines in the prices of products that we sell to these customers.

     WE UTILIZE INDIRECT CHANNELS OF DISTRIBUTION OVER WHICH WE EXERCISE LIMITED CONTROL. We derive a material percentage of product revenues from independent reseller and distributor channels. Our financial results could be adversely affected if our relationship with these resellers or distributors were to deteriorate or if the financial condition of these resellers or distributors were to decline. In addition, as our business grows, we may have an increased reliance on indirect channels of distribution. There can be no assurance that we will be successful in maintaining or expanding these indirect channels of distribution. This could result in the loss of certain sales opportunities. Furthermore, the partial reliance on indirect channels of distribution may reduce our visibility with respect to future business, thereby making it more difficult to accurately forecast orders.

     OUR COMPANY OPERATIONS ARE AFFECTED BY CYCLICAL FLUCTUATIONS. The Semiconductor and SAN Systems segments in which we compete are subject to cyclical fluctuations in demand. As a result, we may experience periodic declines in sales or the prices of our products as a result of the following:

     - rapid technological change, product obsolescence, and price erosion in our products;

     - maturing product cycles in our products or products sold by our customers;

     - increases in worldwide manufacturing capacity for semiconductors, resulting in declining prices; and

     - changes in general economic conditions, which may cause declines in our product markets or the markets of our suppliers and customers.

     The semiconductor industry has experienced periods of rapid expansion of production capacity. Even when the demand for our products remains constant, the availability of additional excess production capacity in the industry creates competitive pressure that can degrade pricing levels, which can reduce revenues. Furthermore, customers who benefit from shorter lead times may defer some purchases to future periods, which could affect our demand and revenues for the short term. As a result, we may experience downturns or fluctuations in demand in the future and experience adverse effects on our operating results and financial condition.

     WE ENGAGE IN ACQUISITIONS AND ALLIANCES GIVING RISE TO ECONOMIC AND TECHNOLOGICAL RISKS. We intend to continue to make investments in companies, products, and technologies, either through acquisitions or investment alliances. Acquisitions and investment activities often involve risks, including the need to:

     - acquire timely access to needed capital for investments related to acquisitions and alliances;

     - conduct acquisitions that are timely relative to existing business opportunities;

     - successfully prevail over competing bidders for target acquisitions at an acceptable price;

     - invest in companies and technologies that contribute to the growth of our business;

     - retain the key employees of the acquired operation;

     - incorporate acquired operations into our business and maintain uniform standards, controls, and procedures; and

     - develop the capabilities necessary to exploit newly acquired technologies.

     Some of these factors are beyond our control. Failure to manage growth effectively and to integrate acquisitions could adversely affect our operating results and financial condition.

     THERE IS UNCERTAINTY ASSOCIATED WITH OUR RESEARCH AND DEVELOPMENT INVESTMENTS. Our research and development activities are intended to maintain and enhance our competitive position by utilizing the latest advances in the design and manufacture of semiconductors and storage systems including networking, communications, and storage technologies. Technical innovations are inherently complex and require long development cycles and the commitment of extensive engineering resources. We must incur substantial research and development costs to confirm the technical feasibility and commercial viability of a product that in the end may not be successful. If we are not able to successfully and timely complete our research and development programs, we may face competitive disadvantages. There is no assurance that we will recover the development costs associated with such programs or that we will be able to secure the financial resources necessary to fund future research and development efforts.

     THE PRICE OF OUR SECURITIES MAY BE AFFECTED BY A WIDE RANGE OF FACTORS. Some of the factors that may cause volatility in the price of our securities include:

     - quarterly variations in results;

     - business and product market cycles;

     - fluctuations in customer requirements;

     - the availability and utilization of manufacturing capacity;

     - the timing of new product introductions; and

     - the ability to develop and implement new technologies.

     The price of our securities may also be affected by the estimates and projections of the investment community, general economic and market conditions, and the cost of operations in one or more of our product markets. While we cannot predict the individual effect that these factors may have on the price or our securities, these factors, either individually or in the aggregate, could result in significant variations in price during any given period of time.

     OUR GLOBAL OPERATIONS EXPOSE THE COMPANY TO NUMEROUS INTERNATIONAL BUSINESS RISKS. We have substantial business activities in Asia and Europe. Both manufacturing and sales of our products may be adversely impacted by changes in political and economic conditions abroad. A change in the current tax laws, tariff structures, export laws, regulatory requirements or trade policies in either the United States or foreign countries could adversely impact our ability to manufacture or sell our products in foreign markets. Moreover, a significant decrease in sales by our customers to end users in either Asia or Europe could result in a decline in orders.

     We subcontract test and assembly functions to independent companies located in Asia. A reduction in the number or capacity of qualified subcontractors or a substantial increase in pricing could cause longer lead times, delays in the delivery of products to customers, or increased costs.

     THE HIGH TECHNOLOGY INDUSTRY IN WHICH WE OPERATE IS PRONE TO INTELLECTUAL PROPERTY LITIGATION. Our success is dependent in part on our technology and other proprietary rights, and we believe that there is value in the protection afforded by our patents, patent applications, and trademarks. However, the industry is characterized by rapidly changing technology, and our future success depends primarily on the technical competence and creative skills of our personnel, rather than on patent and trademark protection.

     As is typical in the high technology industry, from time to time we have received communications from other parties asserting that certain of our products, processes, technologies or information infringe upon their patent rights, copyrights, trademark rights or other intellectual property rights. We regularly evaluate such assertions. In light of industry practice, we believe with respect to existing or future claims that any licenses or other rights that may be necessary can generally be obtained on commercially reasonable terms. Nevertheless, there is no assurance that licenses will be obtained on acceptable terms or that a claim will not result in litigation or other administrative proceedings.

     WE MUST ATTRACT AND RETAIN KEY EMPLOYEES IN A HIGHLY COMPETITIVE ENVIRONMENT. Our employees are vital to our success, and our key management, engineering and other employees are difficult to replace. We do not generally have employment contracts with our key employees. Further, we do not maintain key person life insurance on any of our employees. The expansion of high technology companies in Silicon Valley, Colorado, Oregon and elsewhere where we operate our business has increased demand and competition for qualified personnel. Our continued growth and future operating results will depend upon our ability to attract, hire, and retain significant numbers of qualified employees.

ITEM 2. PROPERTIES

     The following table sets forth certain information concerning our principal facilities.

PRINCIPAL LOCATIONS

 NO. OF                                   LEASED/     TOTAL
BUILDINGS            LOCATION              OWNED     SQ. FT.                USE
---------            --------             -------    -------                ---
    6        Milpitas, CA                 Leased     514,595    Executive Offices,
                                                                Administration, Engineering
    1        Fremont, CA                  Leased      74,000    Manufacturing
    1        Fremont, CA                   Owned      65,000    Manufacturing
    3        Santa Clara, CA              Leased     100,290    Research and Development
    1        Fremont, CA                  Leased      39,246    Logistics
    3        Gresham, OR                   Owned     532,400    Executive Offices,
                                                                Engineering, Manufacturing
    1        Bracknell, United Kingdom    Leased      70,000    Executive Offices, Design
                                                                Center, Sales
    1        Tokyo, Japan                 Leased      24,263    Executive Offices, Design
                                                                Center, Sales
    7        Tsukuba, Japan                Owned     334,541    Executive Offices,
                                                                Manufacturing
    1        Etobicoke, Canada            Leased      14,005    Design Center, Sales
    1        Tsuen Wan, Hong Kong          Owned      26,000    Manufacturing Control,
                                                                Assembly & Test
    2        Colorado Springs, CO          Owned     402,930    Executive Offices,
                                                                Manufacturing
    2        Fort Collins, CO              Owned     270,000    Executive Offices,
                                                                Manufacturing
    1        Wichita, KS                   Owned     332,000    Executive Offices,
                                                                Manufacturing

     In addition, we maintain leased regional office space for our field sales, marketing, and design center offices at locations in North America, Europe, Japan, and elsewhere in Asia. We also maintain design centers at various distributor locations.

     Leased facilities described above are subject to operating leases that expire in 2001 through 2020. (See Note 12 of Notes to Consolidated Financial Statements.)

     We have plans to acquire additional equipment, but we believe that our existing facilities and equipment are well maintained, in good operating condition and are adequate to meet our current requirements.

ITEM 3. LEGAL PROCEEDINGS

     During the third quarter of 1995, the remaining shares of our Canadian subsidiary, LSI Logic Corporation of Canada, Inc. ("LSI Canada"), that were previously owned by other parties were acquired by another one of our subsidiary companies. At that time former shareholders of LSI Canada representing approximately 800,000 shares or about 3% (which is now approximately 620,000 shares) of the previously outstanding shares, exercised dissent and appraisal rights as provided by Canadian law. By so doing, these parties notified LSI Canada of their disagreement with the per share value in Canadian dollars ($4.00) that was paid to the other former shareholders. In order to resolve this matter, a petition was filed by LSI Canada in late 1995 in the Court of Queen's Bench of Alberta, Judicial District of Calgary (the "Court") and has been pending since that time. The trial of that case was to occur in late 1998. Prior to the scheduled commencement of the trial, some of the parties who represent approximately 410,000 shares retained a new attorney. Their new attorney is now attempting to set aside the action based on the petition filed by LSI Canada. Until their petition is heard and resolved by the Court, a new trial date for the pending matter is not expected to be set. They have also initiated a new action alleging that other conduct by LSI Logic Corporation was oppressive of the rights of minority shareholders in LSI Canada, for which they will seek damages. While we cannot give any assurances regarding the resolution of these matters, we believe that the final outcome will not have a material adverse effect on our consolidated results of operations or financial condition. Also, during 1998, a claim that was brought in 1994 by another former shareholder of LSI Canada against LSI Logic Corporation in the Court of Chancery of the State of Delaware in and for the New Castle County was dismissed. That dismissal was upheld on appeal to the Delaware Supreme Court.

     In February of 1999, a lawsuit alleging patent infringement has been filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation, Limited Partnership against eighty-eight electronics industry companies, including us. The case number is CIV990377PHXRGS. The patents involved in this lawsuit are alleged to relate to semiconductor manufacturing and computer imaging, including the use of bar coding for automatic identification of articles. In September of 1999, the Company filed an answer denying infringement, raising affirmative defenses and asserting a counterclaim for declaratory judgment of non-infringement, invalidity and unenforceability of Lemelson's patents. As of December 31, 1999, discovery had not commenced and no trial date had been set. While we cannot make any assurance regarding the eventual resolution of this matter, we do not believe it will have a material adverse effect on our consolidated results of operations or financial condition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference from the chart under "Stock Information" on the inside of the back cover of the Company's 1999 Annual Report to Stockholders.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to the table under the heading of "Five-Year Consolidated Summary" on page 57 of the Company's 1999 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information required by this Item is incorporated by reference to the section of the same name on pages 9 through 25 of the Company's 1999 Annual Report to Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item is incorporated by reference to the section of the same name on pages 25 and 26 of the Company's 1999 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to the financial statements and notes thereto listed in Item 14(a)(1) hereof, which appear on the pages referenced therein, and to the table under the heading "Interim Financial Information (Unaudited)" on page 58 of the Company's 1999 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders to be held May 4, 2000, and certain of the information included therein is incorporated by reference herein.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors required by this Item is incorporated by reference to "ELECTION OF DIRECTORS -- Nominees" in the Company's Proxy Statement.

     The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows:

                                                                                              EMPLOYED
               NAME                 AGE                        POSITION                        SINCE
               ----                 ---                        --------                       --------
Wilfred J. Corrigan...............  62    Chairman and Chief Executive Officer                  1981
John P. Daane.....................  36    Executive Vice President, Communications Products     1985
                                          Group
John D'Errico.....................  56    Executive Vice President, LSI Storage Products and    1984
                                          Colorado Operations
Thomas Georgens...................  40    Senior Vice President & General Manager, SAN          1998
                                          Systems
W. Richard Marz...................  56    Executive Vice President, Geographic Markets          1995
R. Douglas Norby..................  64    Executive Vice President and Chief Financial          1996
                                          Officer
David E. Sanders..................  52    Vice President, General Counsel and Secretary         1986
Lewis C. Wallbridge...............  56    Vice President, Human Resources                       1984
Joseph M. Zelayeta................  53    Executive Vice President, Worldwide Operations        1981

     Mr. Corrigan, Mr. Sanders, and Mr. Wallbridge have been associated with the Company in their present position for more than the past five years.

     John P. Daane was named Executive Vice President Communications Products Group in January 2000, having served as Executive Vice President,
Communications, Computer and ASIC Products since October 1997. Mr. Daane joined us in 1985, and has served in senior management and executive positions since 1992.

     John D'Errico was named Executive Vice President, Storage Components and Colorado Operations in August 1998. Mr. D'Errico joined us in 1984 and has held various senior management and executive positions at our manufacturing facilities in the U.S. and Japan. Most recently, Mr. D'Errico served as Vice President and General Manager, Pan-Asia.

     Thomas Georgens was named Senior Vice President and General Manager, SAN Systems, in August 1998, upon the acquisition of Symbios, Inc. Mr. Georgens joined Symbios in 1996, where he served as Vice President and General Manager of Storage Systems. Before joining Symbios, Mr. Georgens was employed by EMC Corporation, where he served as Director of Engineering Operations for the Systems Group and later as Director of Internet Marketing.

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

     The information concerning Section 16(a) reporting is incorporated by reference to "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2000 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to "Executive Compensation" in the Company's 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to "Executive Compensation" in the Company's 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to "Executive Compensation" in the Company's 2000 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Report:

     1. FINANCIAL STATEMENTS. The following Consolidated Financial Statements of LSI Logic Corporation and Report of Independent Accountants are incorporated by reference to the Company's 1999 Annual Report to Stockholders:

                                                               PAGE IN
                                                              THE ANNUAL
                                                                REPORT
                                                              ----------
Consolidated Balance Sheets -- As of December 31, 1998 and
  1999......................................................        27
Consolidated Statements of Operations -- For the Three Years
  Ended December 31, 1999, 1998 and 1997....................        28
Consolidated Statements of Stockholders' Equity -- For the
  Three Years Ended December 31, 1999, 1998 and 1997........        29
Consolidated Statements of Cash Flows -- For the Three Years
  Ended December 31, 1999, 1998 and 1997....................        30
Notes to Consolidated Financial Statements..................   31 - 55
Report of Independent Accountants...........................        56

     Effective beginning 1990, we changed our fiscal year end from December 31 to the 52- or 53-week period which ends on the Sunday closest to December 31. Beginning in 1997, we reverted to a straight December 31 fiscal year end. For presentation purposes, the consolidated financial statements, notes and financial statement schedules for fiscal years 1990 through 1996 refer to December 31 as the year-end. Fiscal year 1997 was a 53-week year and fiscal years 1998 and 1999 were 52-week years.

     2. FINANCIAL STATEMENT SCHEDULES.

     All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     3. EXHIBITS:

     2.1 Agreement and Plan of Merger between LSI Logic Corporation and Mint Technology, Inc., dated July 22, 1997. Incorporated by reference to exhibits filed with the Registrant's Annual
             Report on Form 10-K for the year ended December 31, 1997.
     2.2 Stock Purchase Agreement dated as of June 28, 1998, by and among the Registrant, HEA and HEI. Incorporated by reference to exhibits filed with the Registrant's Registration
             Statement on Form 8-K/A filed October 20, 1998.
     2.3     First Amendment to Stock Purchase Agreement dated as of
             August 6, 1998, by and among the Registrant, HEA and HEI.
             Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form 8-K/A filed
             October 20, 1998.
     3.1     Amended and Restated Certificate of Incorporation of
             Registrant. Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (No.
             333-57563) filed June 24, 1998.
     3.2 By-laws of Registrant. Said document is included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 1999.
     3.3 Certificate of Amendment of By-laws of LSI Logic Corporation dated November 20, 1998. Incorporated by reference to exhibits filed with the Registrant's Form 8-K filed on December 8, 1998.
     4.11 Amended and Restated Preferred Shares Rights Agreement dated as of November 20, 1998, between LSI Logic Corporation and
             BankBoston N.A. Incorporated by reference to exhibits filed with the Registrant's Form 8-A12G/A filed on December 8,
             1998.
     4.2 Indenture dated March 15, 1999 between LSI Logic Corporation and State Street Bank and Trust Company of California, N.A.,
             Trustee, covering $345,000,000 principal amount of 4 1/4
             Convertible Subordinated Notes due 2004. Incorporated by reference to exhibits filed with the Registrant's Form S-3
             (No. 333-80611), filed on June 14, 1999.
     4.3     Indenture dated February 15, 2000 between LSI Logic
             Corporation and State Street Bank and Trust Company of
             California, Trustee. Incorporated by reference to exhibits filed with the Registrant's Form 8-K filed on February 24, 2000.
    10.1 Registrant's 1982 Incentive Stock Option Plan, as amended, and forms of Stock Option Agreement. Incorporated by reference to exhibits filed with the Registrant's Annual
             Report on Form 10-K for the year ended December 31, 1988.*
    10.2     Lease Agreement dated November 22, 1983 for 48580 Kato Road,
             Fremont, California between the Registrant and Bankamerica
             Realty Investors. Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1983.
    10.3     Registrant's 1986 Directors' Stock Option Plan and forms of
             Stock Option Agreements. Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form
             10-K for the year ended December 31, 1986.*
    10.4 Form of Indemnification Agreement entered and to be entered into between Registrant and our officers, directors and certain key employees. Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.*
    10.5     Amended and Restated LSI Logic Corporation 1991 Equity
             Incentive Plan. Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8
             (No. 333-81437) filed June 24, 1999.*
    10.6     Lease Agreement dated February 28, 1991 for 765 Sycamore
             Drive, Milpitas, California between the Registrant and the Prudential Insurance Company of America. Incorporated by reference to exhibits filed with the Registrant's Annual
             Report on Form 10-K for the year ended December 31, 1987.

    10.7   Stock Purchase Agreement dated as of January 20, 1995; Promissory Note dated January 26, 1995; Note
           Purchase Agreement dated as of January 26, 1995 in connection with our purchase of the minority interest in one of our Japanese subsidiaries. Incorporated by reference to exhibits filed with the
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
    10.8   1995 Director Option Plan. Incorporated by reference to exhibits filed with the Registrant's Annual
           Report on Form 10-K for the year ended December 31, 1995.*
    10.9   LSI Logic Corporation International Employee Stock Purchase Plan. Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (No. 333-74627) filed on
           March 18, 1999.*
    10.10  Amended and Restated Credit Agreement, dated as of September 22, 1998, by and among Registrant,
           LLJS, ABN AMRO Bank and Lenders. Incorporated by reference to exhibits filed with the Registrant's
           Registration Statement on Form 8-K/A filed October 20, 1998.
    10.11  Amendment No. 2 to Amended and Restated Credit Agreement, dated November 12, 1999, by and among
           Registrant, LLJS, ABN AMRO Bank and Lenders. Said document is included as an Exhibit to this Annual
           Report on Form 10-K for the year ended December 31, 1999.
    10.12  Amendment No. 3 to Amended and Restated Credit Agreement, dated February 15, 2000, by and among
           Registrant, LLJS, ABN AMRO Bank and Lenders. Said document is included as an Exhibit to this Annual
           Report on Form 10-K for the year ended December 31, 1999.
    10.13  Form of LSI Logic Corporation Change of Control Severance Agreement between LSI Logic Corporation and each of its Executive Officers. Incorporated by reference to exhibits filed with the
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.*
    10.14  LSI Logic Corporation Change of Control Agreement entered into on November 20, 1998, by and between
           LSI Logic Corporation and Wilfred J. Corrigan. Incorporated by reference to exhibits filed with the
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.*
    10.15  Agreement and Plan of Reorganization and Merger dated February 21, 1999, among the Registrant,
           Stealth Acquisition Corporation and SEEQ Technology Inc. Incorporated by reference to Exhibit 99.1 filed with the Registrant's Current Report on Form 8-K as of February 23, 1999.
    10.16  Technology Transfer Agreement between LSI Logic Corporation and Wafer Technology (Malaysia) Sdn.
           Bhd. Dated September 8, 1999. Incorporated by reference to exhibits filed with the Registrant's
           Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (subject to confidential treatment pursuant to Rule 24b-2 of the General Rules and Regulations under the Securities Exchange
           Act of 1934).
    10.17  Mint Technology, Inc. Amended 1996 Stock Option Plan. Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (No. 333-34285) filed August 25, 1997.
    10.18  Registrant's Amended and Restated Employee Stock Purchase Plan. Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (No. 333-81433) filed June
           24, 1999.
    10.19  Symbios Logic, Inc. 1995 Stock Plan. Incorporated by reference to exhibits filed with the
           Registrant's Form S-8 (No. 333-62159) filed on August 25, 1998.
    10.20  LSI Logic Corporation 1999 Nonstatutory Stock Option Plan. Incorporated by reference to exhibits filed with the Registrant's Form S-8 (No. 333-90951) filed on November 15, 1999.

    .2110    SEEQ Technology, Inc. Amended and Restated 1982 Stock Option Plan. Incorporated by
             reference to exhibits filed with the Registrant's Form S-8 (No. 333-81435) filed on
             June 24, 1999.
    10.22    SEEQ Technology, Inc. 1989 Non-Employee Director Stock Option Plan. Incorporated by
             reference to exhibits filed with the Registrant's Form S-8 (No. 333-81435) filed on
             June 24, 1999.
    13.1     Annual Report to Stockholders for the year ended December 31, 1999 (to be deemed filed only to the extent required by the instructions for Reports on Form 10-K).
    21.1     List of Subsidiaries
    23.1     Consent of Independent Accountants
    24.1     Power of Attorney (see page 27)
    27.1     Financial Data Schedule

---------------
* Denotes management contract or compensatory plan or arrangement.

     (b) REPORTS ON FORM 8-K.

     During the fourth quarter ended December 31, 1999, and up to the date of filing of this 10-K, we filed the following Current Reports on Form 8-K:

          On October 25, 1999, pursuant to Item 5 to report information set forth in the Registrant's press release dated October 21, 1999.

          On January 26, 2000, pursuant to Item 5 to report information set forth in the Registrant's press release dated January 25, 2000.

          On February 15, 2000, pursuant to Item 7 to file the Underwriting Agreement dated February 14, 2000 between LSI Logic Corporation and J.P. Morgan Securities, Inc., and related documents.

          On February 24, 2000, pursuant to Item 7 to file the Subordinated Indenture and Supplemental Indenture, both dated February 15, 2000, between LSI Logic Corporation and State Street Bank of California, N.A., as trustee.

     (c) EXHIBITS.

     See Item 14(a)(3), above.

     (d) FINANCIAL STATEMENT SCHEDULES

     See Item 14(a)(2), above.

TRADEMARK ACKNOWLEDGMENTS

     The LSI Logic logo design, ATMizer, CoreWare, G10, GigaBlaze, HyperPHY, MetaStor, MiniRISC, and SeriaLink are registered trademarks of LSI Logic Corporation; Cablestream, G11, G12, SANtricity, and SANshare are trademarks of LSI Logic Corporation.

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

Dated: March 17, 2000

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

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----

       /s/ WILFRED J. CORRIGAN            Chairman of the Board and Chief     March 17, 2000
-------------------------------------      Executive Officer (Principal
        (Wilfred J. Corrigan)                   Executive Officer)

        /s/ R. DOUGLAS NORBY            Executive Vice President and Chief    March 17, 2000
-------------------------------------      Financial Officer (Principal
         (R. Douglas Norby)               Financial Officer and Principal
                                                Accounting Officer)

            /s/ T.Z. CHU                             Director                 March 17, 2000
-------------------------------------
             (T.Z. Chu)

        /s/ MALCOLM R. CURRIE                        Director                 March 17, 2000
-------------------------------------
         (Malcolm R. Currie)

         /s/ JAMES H. KEYES                          Director                 March 17, 2000
-------------------------------------
          (James H. Keyes)

        /s/ MATTHEW O'ROURKE                         Director                 March 17, 2000
-------------------------------------
         (Matthew O'Rourke)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.1      Agreement and Plan of Merger between LSI Logic Corporation and Mint Technology, Inc., dated July 22, 1997. Incorporated by reference to exhibits filed with the Registrant's Annual
          Report on Form 10-K for the year ended December 31, 1997.
 2.2      Stock Purchase Agreement dated as of June 28, 1998, by and among the Registrant, HEA and HEI. Incorporated by reference to exhibits filed with the Registrant's Registration
          Statement on Form 8-K/A filed October 20, 1998.
 2.3      First Amendment to Stock Purchase Agreement dated as of
          August 6, 1998, by and among the Registrant, HEA and HEI.
          Incorporated by reference to exhibits filed with the
          Registrant's Registration Statement on Form 8-K/A filed
          October 20, 1998.
 3.1      Amended and Restated Certificate of Incorporation of
          Registrant. Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (No.
          333-57563) filed June 24, 1998.
 3.2      By-laws of Registrant. Said document is included as an
          Exhibit to this Annual Report on Form 10-K for the year
          ended December 31, 1999.
 3.3      Certificate of Amendment of By-laws of LSI Logic Corporation dated November 20, 1998. Incorporated by reference to
          exhibits filed with the Registrant's Form 8-K filed on
          December 8, 1998.
 4.1      Amended and Restated Preferred Shares Rights Agreement dated as of November 20, 1998, between LSI Logic Corporation and
          BankBoston N.A. Incorporated by reference to exhibits filed with the Registrant's Form 8-A12G/A filed on December 8,
          1998.
 4.2      Indenture dated March 15, 1999 between LSI Logic Corporation and State Street Bank and Trust Company of California, N.A.,
          Trustee, covering $345,000,000 principal amount of 4 1/4
          Convertible Subordinated Notes due 2004. Incorporated by
          reference to exhibits filed with the Registrant's Form S-3
          (No. 333-80611), filed on June 14, 1999.
 4.3      Indenture dated February 15, 2000 between LSI Logic
          Corporation and State Street Bank and Trust Company of
          California, Trustee. Incorporated by reference to exhibits filed with the Registrant's Form 8-K filed on February 24,
          2000.
 4.5      Registrant's Employee Stock Purchase Plan, as amended.
          Incorporated by reference to exhibits filed with the
          Registrant's Registration Statement on Form S-8 (No.
          333-34285) filed August 25, 1997.
 4.6      Symbios Logic, Inc. 1995 Stock Plan. Incorporated by
          reference to exhibits filed with the Registrant's Form S-8
          (No. 333-62159) filed on August 25, 1998.
10.1      Registrant's 1982 Incentive Stock Option Plan, as amended, and forms of Stock Option Agreement.* Incorporated by
          reference to exhibits filed with the Registrant's Annual
          Report on Form 10-K for the year ended December 31, 1988.
10.2      Lease Agreement dated November 22, 1983 for 48580 Kato Road,
          Fremont, California between the Registrant and Bankamerica
          Realty Investors. Incorporated by reference to exhibits
          filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1983.
10.3      Registrant's 1986 Directors' Stock Option Plan and forms of
          Stock Option Agreements. Incorporated by reference to
          exhibits filed with the Registrant's Annual Report on Form
          10-K for the year ended December 31, 1986.*
10.4      Form of Indemnification Agreement entered and to be entered into between Registrant and our officers, directors and
          certain key employees. Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.*

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.5      Amended and Restated LSI Logic Corporation 1991 Equity
          Incentive Plan. Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8
          (No. 333-57563) filed June 24, 1998*
10.6      Lease Agreement dated February 28, 1991 for 765 Sycamore
          Drive, Milpitas, California between the Registrant and the
          Prudential Insurance Company of America. Incorporated by
          reference to exhibits filed with the Registrant's Annual
          Report on Form 10-K for the year ended December 31, 1987.
10.7      Stock Purchase Agreement dated as of January 20, 1995;
          Promissory Note dated January 26, 1995; Note Purchase
          Agreement dated as of January 26, 1995 in connection with
          our purchase of the minority interest in one of our Japanese subsidiaries. Incorporated by reference to exhibits filed
          with the Registrant's Annual Report on Form 10-K for the
          year ended December 31, 1994.
10.8      1995 Director Option Plan. Incorporated by reference to
          exhibits filed with the Registrant's Annual Report on Form
          10-K for the year ended December 31, 1995.*
10.9      LSI Logic Corporation International Employee Stock Purchase
          Plan. Incorporated by reference to exhibits filed with the
          Registrant's Registration Statement on Form S-8 (No.
          333-12887) which became effective September 27, 1996.*
10.10     Amended and Restated Credit Agreement, dated as of September
          22, 1998, by and among Registrant, LLJS, ABN AMRO Bank and
          Lenders. Incorporated by reference to exhibits filed with
          the Registrant's Registration Statement on Form 8-K/A filed
          October 20, 1998.
10.11     Amendment No. 2 to Amended and Restated Credit Agreement,
          dated November 12, 1999, by and among Registrant, LLJS, ABN
          AMRO Bank and Lenders. Said document is included as an
          Exhibit to this Annual Report on Form 10-K for the year
          ended December 31, 1999.
10.12     Amendment No. 3 to Amended and Restated Credit Agreement,
          dated February 15, 2000, by and among Registrant, LLJS, ABN
          AMRO Bank and Lenders. Said document is included as an
          Exhibit to this Annual Report on Form 10-K for the year
          ended December 31, 1999.
10.13     Form of LSI Logic Corporation Change of Control Severance
          Agreement to be entered into by and among LSI Logic
          Corporation and each of its Executive Officers. Incorporated by reference to exhibits filed with the Registrant's Annual
          Report on Form 10-K for the year ended December 31, 1998.*
10.14     LSI Logic Corporation Change of Control Agreement entered
          into on November 20, 1998, by and between LSI Logic
          Corporation and Wilfred J. Corrigan. Incorporated by
          reference to exhibits filed with the Registrant's Annual
          Report on Form 10-K for the year ended December 31, 1998.*
10.15     Agreement and Plan of Reorganization and Merger dated
          February 21, 1999, among the Registrant, Stealth Acquisition
          Corporation and SEEQ Technology Incorporated. Incorporated
          by reference to Exhibit 99.1 filed with the Registrant's
          Current Report on Form 8-K as of February 23, 1999.
10.16     Technology Transfer Agreement between LSI Logic Corporation and Wafer Technology (Malaysia) Sdn. Bhd. Dated September 8,
          1999. Incorporated by reference to exhibits filed with the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (subject to confidential treatment pursuant to Rule 24b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934).
10.17     Mint Technology, Inc. Amended 1996 Stock Option Plan.
          Incorporated by reference to exhibits filed with the
          Registrant's Registration Statement on Form S-8 (No.
          333-34285) filed August 25, 1997.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.18     Registrant's Amended and Restated Employee Stock Purchase
          Plan. Incorporated by reference to exhibits filed with the
          Registrant's Registration Statement on Form S-8 (No.
          333-81433) filed June 24, 1999.
10.19     Symbios Logic, Inc. 1995 Stock Plan. Incorporated by
          reference to exhibits filed with the Registrant's Form S-8
          (No. 333-62159) filed on August 25, 1998.
10.20     LSI Logic Corporation 1999 Nonstatutory Stock Option Plan.
          Incorporated by reference to exhibits filed with the
          Registrant's Form S-8 (No. 333-90951) filed on November 15,
          1999.
10.21     SEEQ Technology, Inc. Amended and Restated 1982 Stock Option
          Plan. Incorporated by reference to exhibits filed with the
          Registrant's Form S-8 (No. 333-81435) filed on June 24,
          1999.
10.22     SEEQ Technology, Inc. 1989 Non-Employee Director Stock
          Option Plan. Incorporated by reference to exhibits filed
          with the Registrant's Form S-8 (No. 333-81435) filed on June
          24, 1999.
13.1      Annual Report to Stockholders for the year ended December
          31, 1999 (to be deemed filed only to the extent required by the instructions for Reports on Form 10-K).
21.1      List of Subsidiaries
23.1      Consent of Independent Accountants
24.1      Power of Attorney (see page 27)
27.1      Financial Data Schedule

---------------
* Denotes management contract or compensatory plan or arrangement.