Form 10-Q
period 2000-04-02
LSI LOGIC CORP
filed 2000-05-16
CIK 703360

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


      (Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED APRIL 2, 2000

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



    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

    As of May 4, 2000, there were 306,972,942 of the registrant's Common Stock, $.01 par value, outstanding.

                              LSI LOGIC CORPORATION
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000
                                      INDEX


                                                                                          PAGE
                                                                                           NO.
                                                                                         ------
                         PART I . FINANCIAL INFORMATION

Item 1    Financial Statements

           Consolidated Condensed Balance Sheets - March 31, 2000 and December 31, 1999     3

           Consolidated Condensed Statements of Operations - Three-Month Periods Ended
               March 31, 2000 and 1999                                                      4

           Consolidated Condensed Statements of Cash Flows - Three-Month Periods Ended
               March 31, 2000 and 1999                                                      5

           Notes to Consolidated Condensed Financial Statements                             6

Item 2   Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                        14

Item 3   Quantitative and Qualitative Disclosures About Market Risk                        21

                           PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                                                 22

Item 5   Other Information                                                                 22

Item 6   Exhibits and Reports on Form 8-K                                                  22

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                              LSI LOGIC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                                             March 31,        December 31,
 (In thousands, except per-share amounts)                                     2000               1999
                                                                          -------------      -------------
ASSETS
Cash and cash equivalents                                                 $     299,594      $     250,603
Short-term investments                                                          568,635            410,730
Accounts receivable, less allowances of $7,220 and $11,346                      396,758            275,620
Inventories                                                                     255,146            243,896
Deferred tax assets                                                              66,212             66,212
Prepaid expenses and other current assets                                        75,554             41,223
                                                                          -------------      -------------

     Total current assets                                                     1,661,899          1,288,284
Property and equipment, net                                                   1,255,417          1,323,501
Goodwill and other intangibles                                                  281,787            293,631
Other assets                                                                    314,817            301,189
                                                                          -------------      -------------

     Total assets                                                         $   3,513,920      $   3,206,605
                                                                          =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                          $     195,185      $     189,293
Accrued salaries, wages and benefits                                             74,040             77,277
Other accrued liabilities                                                       112,878            110,229
Income tax payable                                                               57,358             41,536
Current portion of long-term obligations                                          1,788             56,996
                                                                          -------------      -------------

     Total current liabilities                                                  441,249            475,331
                                                                          -------------      -------------

Deferred tax liabilities                                                         75,771             75,771
Other long-term obligations                                                     980,528            793,461
                                                                          -------------      -------------

     Total long-term obligations and deferred tax liabilities                 1,056,299            869,232
                                                                          -------------      -------------

Commitments and contingencies (Note 12)
Minority interest in subsidiaries                                                 6,074              6,210
                                                                          -------------      -------------

Stockholders' equity:
Preferred shares; $.01 par value; 2,000 shares authorized                            --                 --
Common stock; $.01 par value; 450,000 shares authorized; 306,611 and
   299,572 shares outstanding                                                     3,066              2,996
Additional paid-in capital                                                    1,324,021          1,271,093
Retained earnings                                                               521,795            435,552
Accumulated other comprehensive income                                          161,416            146,191
                                                                          -------------      -------------

     Total stockholders' equity                                               2,010,298          1,855,832
                                                                          -------------      -------------

     Total liabilities and stockholders' equity                           $   3,513,920      $   3,206,605
                                                                          =============      =============

See notes to unaudited consolidated condensed financial statements.

                              LSI LOGIC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                 Three Months Ended
                                                                                      March 31,
 (In thousands, except per share amounts)                                        2000            1999
                                                                              ---------       ---------

Revenues                                                                      $ 615,186       $ 463,617
                                                                              ---------       ---------

Costs and expenses:
     Cost of revenues                                                           365,500         301,891
     Research and development                                                    80,229          76,523
     Selling, general and administrative                                         70,240          61,489
     Restructuring of operations and other non-recurring items, net               2,781          (1,977)
     Amortization of intangibles                                                 11,836          11,207
                                                                              ---------       ---------
          Total costs and expenses                                              530,586         449,133
                                                                              ---------       ---------
Income from operations                                                           84,600          14,484
Interest expense                                                                (10,893)        (10,580)
Interest income and other, net                                                    7,129           1,736
Gain on sale of equity securities                                                34,172              --
                                                                              ---------       ---------
Income before income taxes and
    cumulative effect of change in accounting principle                         115,008           5,640
Provision for income taxes                                                       28,765           1,630
                                                                              ---------       ---------
Income before cumulative effect of change in accounting principle                86,243           4,010
Cumulative effect of change in accounting principle                                  --         (91,774)
                                                                              ---------       ---------
Net income/(loss)                                                             $  86,243       $ (87,764)
                                                                              =========       =========

Basic earnings per share:
     Income before cumulative effect of change in accounting principle        $    0.28       $    0.01
     Cumulative effect of change in accounting principle                             --           (0.32)
                                                                              ---------       ---------
     Net income/(loss)                                                        $    0.28       $   (0.31)
                                                                              =========       =========

Diluted earnings per share:
     Income before cumulative effect of change in
          Accounting principle                                                $    0.25       $    0.01
     Cumulative effect of change in accounting principle                             --           (0.31)
                                                                              ---------       ---------
     Net income/(loss)                                                        $    0.25       $   (0.30)
                                                                              =========       =========

Shares used in computing per share amounts:
  Basic                                                                         302,682         288,244
                                                                              =========       =========

  Diluted                                                                       349,159         293,540
                                                                              =========       =========

See notes to unaudited consolidated condensed financial statements.

                              LSI LOGIC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Three Months Ended
                                                                              March 31,
 (In thousands)                                                        2000              1999
                                                                    -----------       -----------
Operating activities:
Net income/(loss)                                                   $    86,243       $   (87,764)
Adjustments:
     Depreciation and amortization                                       93,166            94,300
     Write-off of unamortized preproduction costs                            --            97,356
     Non-cash restructuring charges/(benefits), net                       2,781            (2,533)
     Gain on sale of equity securities                                  (34,172)               --
     Changes in:
          Accounts receivable                                          (122,668)          (39,293)
          Inventories                                                   (12,159)            5,372
          Prepaid expenses and other assets                             (25,184)            9,597
          Accounts payable                                                6,856           (12,329)
          Accrued and other liabilities                                  16,049           (29,062)
                                                                    -----------       -----------
     Net cash provided by operating activities                           10,912            35,644
                                                                    -----------       -----------

Investing activities:
     Purchase of debt and equity securities available-for-sale         (401,472)          (82,616)
     Maturities and sales of debt and equity
          securities available-for-sale                                 279,727            64,620
     Purchases of equity securities                                      (4,035)               --
     Proceeds from sale of equity securities                             29,914                --
     Purchases of property and equipment, net of retirement             (23,710)           (9,948)
                                                                    -----------       -----------
     Net cash used in investing activities                             (119,576)          (27,944)
                                                                    -----------       -----------

Financing activities:
     Proceeds from borrowings                                           500,000           345,000
     Repayment of debt obligations                                     (375,423)         (365,996)
     Debt issuance costs                                                (15,300)           (9,488)
     Issuance of common stock, net                                       51,894             5,110
                                                                    -----------       -----------
     Net cash provided by/(used in) financing activities                161,171           (25,374)
                                                                    -----------       -----------

Effect of exchange rate changes on cash and cash equivalents             (3,516)             (521)
                                                                    -----------       -----------

Increase/(decrease) in cash and cash equivalents                         48,991           (18,195)
                                                                    -----------       -----------

Cash and cash equivalents at beginning of period                        250,603           210,306
                                                                    -----------       -----------

Cash and cash equivalents at end of period                          $   299,594       $   192,111
                                                                    ===========       ===========


See notes to unaudited consolidated condensed financial statements.

                              LSI LOGIC CORPORATION
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

    In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments, except for the restructuring and other non-recurring charges as discussed in Note 2), necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

    For financial reporting purposes, the Company reports on a 13 or 14 week quarter with a year ending December 31. For presentation purposes, the consolidated condensed financial statements refer to the quarter's calendar month end for convenience. The results of operations for the quarter ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

NOTE 2 - RESTRUCTURING AND OTHER NON-RECURRING ITEMS

    On February 22, 2000, the Company entered into an agreement with a third party to outsource certain testing services presently performed by the Company at its Fremont facility. The agreement provides for the sale and transfer of certain test equipment and related peripherals for total proceeds of approximately $10.7 million. The Company recorded a loss of approximately $2.2 million associated with the agreement.

    In March of 2000, the Company recorded approximately $1.1 million of non-cash compensation related expenses resulting from a Separation Agreement entered into during the quarter with a former employee and a $0.5 million benefit for the reversal of reserves established in the second quarter of 1999 for merger related expenses in connection with the merger with SEEQ Technology, Inc. ("SEEQ") discussed below.

Integration of SEEQ
-------------------

    In connection with the merger with SEEQ on June 22, 1999 accounted for as a pooling of interest, the Company recorded approximately $2.9 million in restructuring charges and $5.5 million in merger-related expenses which included $0.5 million recorded by SEEQ in the first quarter of 1999. The merger expenses related primarily to investment banking and other professional fees directly attributable to the merger with SEEQ. The restructuring charge was comprised of $1.9 million in write-downs of fixed assets which were duplicative to the combined company, $0.5 million of exit costs relating to non-cancelable building lease contracts and a $0.5 million provision for severance costs related to the involuntary termination of certain employees. The exit costs and employee severance costs were recorded in accordance with EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The fixed and other asset write-downs were recorded in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The restructuring actions as outlined by the restructuring plan were completed. Approximately $0.5 million of severance was paid to three employees terminated during 1999. During the three months ended March 31, 2000, approximately $480,000 of lease payments were made related to the non-cancelable building lease contracts.

    The following table sets forth the SEEQ restructuring reserves as of June 22, 1999, the merger date, and activity against the reserve since then:


                                                                                Balance                            Balance
                                              Balance                         December 31,                        March 31,
 (In thousands)                            June 22, 1999      Utilized            1999          Utilized            2000
                                           -------------    -------------     -------------   -------------     -------------
Write-down of fixed assets(a)              $       1,854    $      (1,854)    $          --              --     $          --
Non-cancelable building lease contracts              490              (10)              480            (480)               --
Payments to employees for severance                  516             (516)               --              --                --
                                           -------------    -------------     -------------   -------------     -------------

          Total                            $       2,860    $      (2,380)    $         480              --     $          --
                                           =============    =============     =============   =============     -------------

(a) The amount utilized represents a write-down of fixed assets due to impairment. The amount was accounted for as a reduction of the assets and did not result in a liability.

NOTE 3 - LICENSE AGREEMENT

    In the second quarter of 1999, the Company and Silterra Malaysia Sdn. Bhd. (formerly known as Wafer Technology (Malaysia) Sdn. Bhd.) ("Silterra") entered into a technology transfer agreement under which the Company grants licenses to Silterra with respect to certain of the Company's wafer fabrication technologies and provides associated manufacturing training and related services. In exchange, the Company receives cash and equity consideration valued at $120 million over three years for which transfers and obligations of the Company are scheduled to occur. The Company transferred technology to Silterra valued at $6 million in total for the three months ended March 31, 2000. The amount was recorded as an offset to the Company's R&D expenses. In addition, the Company provided engineering training with a value of $1 million for the three months ended March 31, 2000. The amount was recorded as an offset to cost of revenues.

NOTE 4 - INVESTMENTS

    All highly liquid investments purchased with an original maturity of ninety days or less are considered to be cash equivalents and are classified as held-to-maturity. Marketable short-term investments are generally classified and accounted for as available-for-sale. Management determines the appropriate classification of debt and equity securities at the time of purchase and reassesses the classification at each reporting date. Investments in debt and equity securities classified as held-to-maturity are reported at amortized cost plus accrued interest, and securities classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related tax, recorded as a separate component of comprehensive income in shareholders' equity until realized. Interest and amortization of premiums and discounts for debt and equity securities are included in interest income. Gains and losses on securities sold are determined based on the specific identification method and are included in other income. For all investment securities, unrealized losses that are other than temporary are recognized in net income. The Company does not hold these securities for speculative or trading purposes. The Company also holds investments in restricted shares of technology companies. These non-marketable shares are recorded at cost.

    As of March 31, 2000 and December 31, 1999, the Company held $119 million and $55 million of debt securities, respectively, that were included in cash and cash equivalents and $569 million and $411 million of debt and equity securities, respectively, that were classified as short-term investments on the Company's consolidated balance sheet. Debt securities consisted primarily of U.S. and foreign corporate debt securities, commercial paper, auction rate preferred stock, overnight deposits, certificate of deposit, and U.S. government and municipal agency securities. Unrealized holding gains and losses of held-to-maturity securities and available-for-sale debt securities were not significant and accordingly the amortized cost of these securities approximated fair market value at March 31, 2000 and December 31, 1999. Contract maturities of these securities were within one year as of March 31, 2000. Realized gains and losses for held-to-maturity securities and available-for-sale debt securities were not significant for the three month periods ended March 31, 2000 and 1999.

    At March 31, 2000 and December 31, 1999, the Company had marketable equity securities with an aggregate carrying value of $192 million and $153 million, $60 million and $25 million of which were classified as short-term investments on the Company's consolidated balance sheet, respectively. The remaining balance was included in other long-term assets. The unrealized gain of $112 million and $90 million, net of the related tax effect of $60 million and $48 million, on these equity securities was included in accumulated comprehensive income as of March 31, 2000 and December 31, 1999, respectively. In the third quarter of 1999, the Company adopted a program of regular selling of marketable equity securities. During the three month period ended March 31, 2000, the Company sold equity securities for approximately $30 million in the open market, realizing a pre-tax gain of approximately $27 million. In addition, the Company realized a pre-tax gain of approximately $7 million associated with equity securities of a certain technology company that were acquired by another technology company during the three month period ended March 31, 2000.

NOTE 5 - DERIVATIVE FINANCIAL INSTRUMENTS

    The Company has foreign subsidiaries, which operate and sell the Company's products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates and interest rates. The Company utilizes various hedge instruments, primarily forward contracts and currency option contracts, to manage its exposure associated with firm intercompany and third-party transactions and net asset and liability positions denominated in non-functional currencies. The Company does not hold derivative financial instruments for speculative or trading purposes.

    The Company enters into forward contracts to hedge firm asset and liability positions and cash flows denominated in non-functional currencies. The following table summarizes by major currency the forward exchange contracts outstanding as of March 31, 2000 and December 31, 1999. The buy amount represents the U.S. dollar equivalent of commitments to purchase foreign currencies, and the sell amount represents the U.S. dollar equivalent of commitments to sell foreign currencies. Foreign currency amounts were translated at rates current at March 31, 2000 and December 31, 1999. These contracts will expire through December 2000.


                                                  March 31,           December 31,
(In thousands)                                       2000                1999
                                                 -------------       -------------
Buy/(Sell):
Japanese Yen                                     $      38,761       $      22,194
Netherlands Guilder                                     25,210              43,145
Japanese Yen                                           (14,649)             (3,397)

    These forward contracts are considered identifiable hedges, and recognition of gains and losses is deferred until settlement of the underlying commitments. Realized gains and losses are recorded as other income or expense when the underlying exposure materializes or the hedged transaction is no longer expected to occur. Realized gains and losses included in interest income and other were not significant for the three month periods ended March 31, 2000 and 1999.

    Currency option contracts are treated as hedges of third-party yen revenue exposures. At March 31, 2000, total outstanding purchased currency option contracts were $195 million. These contracts expire in various dates through December 2000. At December 31, 1999, there were no purchased currency option contracts outstanding. Recognition of gains is deferred until the exposure underlying the option is recorded. Option premiums are amortized over the lives of the contracts. Realized gains and losses are recorded as an offset to revenue and were not significant for the three month periods ended March 31, 2000 and 1999. There were no deferred premiums outstanding as of December 31, 1999. The deferred premiums on all outstanding options were $7.3 million as of March 31, 2000, and are included in other current assets.

    During the three months ended March 31, 2000, the Company hedged its minority equity position in a publicly traded company. The hedge took the form of a cashless collar and was constructed as a series of purchased put and sold call options, with the cost of the purchased puts exactly offset by the premium earned on the sold calls. The collar expired on March 16, 2000.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 pursuant to the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 by one year. Upon adoption of SFAS No. 133, the Company will be required to adjust hedging instruments to fair value in the balance sheet, and recognize the offsetting gain or loss as transition adjustments to be reported in net income or other comprehensive income, as appropriate, and presented in a manner similar to the cumulative effect of a change in accounting principle. While the Company believes the adoption of this statement will not have a significant effect on the Company's results of operations, the impact of the adoption of SFAS No. 133 as of the effective date cannot be reasonably estimated at this time.

NOTE 6 - BALANCE SHEET DETAIL


                                                   March 31,        December 31,
 (In thousands)                                       2000               1999
                                                 -------------      -------------
Inventories:
     Raw materials                               $      21,599      $      20,294
     Work-in-process                                   104,276            139,698
     Finished goods                                    129,271             83,904
                                                 -------------      -------------
                                                 $     255,146      $     243,896
                                                 =============      =============

NOTE 7 -DEBT


                                                   March 31,        December 31,
 (In thousands)                                       2000               1999
                                                 -------------      -------------
Notes payable to banks                           $          95      $     379,823
Convertible Subordinated Notes                         845,000            345,000
Capital lease obligations                                3,470              3,948
                                                 -------------      -------------

                                                       848,565            728,771
Current portion of long-term debt, capital
lease obligations and Short-term borrowings             (1,788)           (56,996)
                                                 -------------      -------------

Long-term debt and capital lease obligations     $     846,777      $     671,775
                                                 =============      =============


    On February 18, 2000, the Company issued $500 million of 4% Convertible Subordinated Notes (the "2000 Convertible Notes") due in 2005. The 2000 Convertible Notes are subordinated to all existing and future senior debt, are convertible at any time following issuance into shares of the Company's common stock at a conversion price of $70.2845 per share and are redeemable at the Company's option, in whole or in part, at any time on or after February 20, 2003. Each holder of the 2000 Convertible Notes has the right to cause the Company to repurchase all of such holder's convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of certain events and in certain circumstances. Interest is payable semiannually. The Company paid approximately $15.3 million for debt issuance costs related to the 2000 Convertible Notes. The debt issuance costs are being amortized using the interest method. The net proceeds from the 2000 Convertible Notes were used to repay bank debt outstanding with a balance of approximately $380 million as of December 31, 1999 as described below.

    During March of 1999, the Company issued $345 million of 4 1/4% Convertible Subordinated Notes (the "1999 Convertible Notes") due in 2004. The 1999 Convertible Notes are subordinated to all existing and future senior debt, are convertible 60 days following issuance into shares of the Company's common stock at a conversion price of

$15.6765 per share and are redeemable at the option of the Company, in whole or in part, at any time on or after March 20, 2002. Each holder of the convertible notes has the right to cause the Company to repurchase all of such holder's convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of certain events and in certain circumstances. Interest is payable semiannually. The Company paid approximately $9.5 million for debt issuance costs related to the 1999 Convertible Notes. The amount was capitalized in other assets and is being amortized over the life of the 1999 Convertible Notes using the interest method. The net proceeds of the 1999 Convertible Notes were used to repay existing debt obligations as described below.

    On August 5, 1998, the Company entered into a credit agreement with ABN AMRO Bank N.V. ("ABN AMRO"). The credit agreement was restated and superseded by the Amended and Restated Credit Agreement dated as of September 22, 1998 by and among the Company, LSI Logic Japan Semiconductor, Inc. ("JSI"), ABN AMRO and thereafter syndicated to a group of lenders determined by ABN AMRO and the Company. The credit agreement consisted of two credit facilities: a $575 million senior unsecured reducing revolving credit facility ("Revolver"), and a $150 million senior unsecured revolving credit facility ("364-day Facility").

    On August 5, 1998, the Company borrowed $150 million under the 364-day Facility and $485 million under the Revolver. On December 22, 1998, the Company borrowed an additional $30 million under the Revolver. The credit facilities allowed for borrowings at adjustable rates of LIBOR/TIBOR with a 1.25% spread. As of March 31, 1999, the spread changed to 1%. Interest payments are due quarterly. The 364-day Facility expired on August 3, 1999 by which time borrowings outstanding were fully paid in accordance with the credit agreement. The Revolver is for a term of four years with the principal reduced quarterly beginning on December 31, 1999. In November 1999, an amendment was made to the credit agreement whereby mandatory repayments would not exceed the amount necessary to reduce the commitment to $241 million. The Revolver includes a term loan sub-facility in the amount of 8.6 billion yen made available to JSI over the same term. The yen term loan sub-facility is for a period of four years with no required payments until it expires on August 5, 2002. Pursuant to the restated credit agreement, on August 30, 1998, JSI repaid its existing 11.4 billion yen ($79.2 million) credit facility and borrowed 8.6 billion yen ($84 million at December 31, 1999) bearing interest at adjustable rates. In March of 1999, the Company repaid the full $150 million outstanding under the 364-day Facility and $186 million outstanding under the Revolver using the proceeds from the 1999 Convertible Notes as described above. Borrowings outstanding under the Revolver including the yen sub-facility were approximately $380 million as of December 31, 1999. The Company repaid the outstanding balance for the Revolver in February 2000. As of December 31, 1999, the interest rate for the Revolver and the yen sub-facility was 7.07% and 1.29%, respectively.

    In accordance with the terms of its existing credit agreement, the Company must comply with certain financial covenants related to profitability, tangible net worth, liquidity, senior debt leverage, debt service coverage and subordinated indebtedness. As of March 31, 2000 and December 31, 1999, the Company was in compliance with these covenants.

NOTE 8 -RECONCILIATION OF BASIC AND DILUTED EARNINGS PER SHARE

    A reconciliation of the numerators and denominators of the basic and diluted per share amount computations as required by SFAS No. 128 "Earnings Per Share" ("EPS") is as follows:


                                                                           Three Months Ended March  31,
                                               ----------------------------------------------------------------------------------
                                                               2000                                       1999
                                               -------------------------------------      ---------------------------------------
                                                                           Per-Share                                    Per-Share
 (In thousands except per share amounts)        Income*       Shares+        Amount        Income*        Shares+         Amount
                                               --------       -------      ---------      --------        -------       ---------
Basic EPS:
     Net income before cumulative
          effect of change in accounting
          principle                            $ 86,243       302,682      $   0.28       $  4,010        288,244       $   0.01
                                                                           --------                                     --------

     Cumulative effect of change
          in accounting principle                    --            --                      (91,774)       288,244          (0.32)

     Net income/(loss) available to
          Common stockholders                    86,243       302,682          0.28        (87,764)       288,244          (0.31)
                                                                           --------                                     --------
     Effect of dilutive securities:
          Stock options                                        24,469                                       5,296

          4 1/4% Convertible
               Subordinated Notes                 2,750        22,008                           --             --
Diluted EPS:
     Net income before cumulative
          effect of change in accounting
          principle (adjusted for assumed
          conversion of debt)                    88,993       349,159          0.25          4,010        293,540           0.01
                                                                           --------                                     --------
     Cumulative effect of change in
        Accounting principle                         --            --            --        (91,774)       293,540          (0.31)
                                                                           --------                                     --------
     Net income/(loss) available to
          Common stockholders                  $ 88,993       349,159      $   0.25       $(87,764)       293,540       $  (0.30)
                                                                           --------                                     --------



*       Numerator
+       Denominator

    Of the total options outstanding, approximately 24,000 shares and 15,380,000 shares were excluded from the computation of diluted shares for the three months ended March 31, 2000 and 1999, respectively, because the exercise prices of these options were greater than the average market price of common shares for the respective three month periods. The exercise price of these options was $66.13 at March 31, 2000 and ranged from $12.50 to $20.94 at March 31, 1999, respectively. For the three months ended March 31, 2000, common equivalent shares of 3,442,231 and interest expense of $1,750,000, net of taxes associated with the 2000 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on earnings per share. For the three months ended March 31, 1999, common equivalent shares of 2,529,594 and interest expense of $305,469, net of taxes associated with the 1999 Convertible Notes (See Note 7), were excluded from the calculation of diluted shares because of their antidilutive effect on earnings per share.

NOTE 9 - COMPREHENSIVE INCOME

    Comprehensive income is defined as a change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income, for the Company, arises from foreign currency translation adjustments and unrealized gains on available-for-sale securities, net of applicable taxes. Comprehensive income for the current reporting period and comparable period in the prior year is as follows:


                                                   Three months ended March 31,
 (In thousands)                                       2000              1999
                                                 -------------      -------------

Comprehensive income/(loss)                      $      96,292      $     (89,426)
                                                 =============      =============

NOTE 10 -SEGMENT REPORTING

    The Company operates in two reportable segments: the Semiconductor segment and the Storage Area Network ("SAN") Systems segment. In the Semiconductor segment, the Company designs, develops, manufactures and markets integrated circuits, including application-specific integrated circuits, (commonly known in the industry as ASICs), application-specific standard products and related products and services. Semiconductor design and service revenues include engineering design services, licensing of our advanced design tools software, and technology transfer and support services. The Company's customers use these services in the design of increasingly advanced integrated circuits characterized by higher levels of functionality and performance. In the SAN Systems segment, the Company designs, manufactures, markets and supports high performance data storage management and storage systems solutions and a complete line of Redundant Array of Independent Disk ("RAID") systems, subsystems and related software.

    The following is a summary of operations by segment for the three month ended March 31, 2000 and 1999:


                                                      Three month ended
                                                            March 31,
(In thousands)                                        2000               1999
                                                 -------------      -------------
REVENUES:
     Semiconductor                               $     530,387      $     396,107
     SAN Systems                                        84,799             67,510
                                                 -------------      -------------

          Total                                  $     615,186      $     463,617
                                                 =============      =============

INCOME FROM OPERATIONS:
     Semiconductor                               $      73,001      $       8,900
     SAN Systems                                        11,599              5,584
                                                 -------------      -------------

          Total                                  $      84,600      $      14,484
                                                 =============      =============

    Intersegment revenues for the periods presented above were not significant. Restructuring of operations and other non-recurring items were included in the Semiconductor segment.

    One customer represented approximately 12% of the Company's total consolidated revenues for the three months ended March 31, 2000. No customers represented 10% or more of the Company's total consolidated revenues for the three month period ended March 31, 1999. In the Semiconductor segment, one customer represented approximately 11% of total Semiconductor revenues for the three months ended March 31, 2000. No customers represented 10% or more of total Semiconductor revenues for the three months ended March 31, 1999. In the SAN Systems segment, there were four customers with revenues representing approximately 24%, 23%, 18% and 11% of total SAN Systems revenues for the three months ended March 31, 2000, respectively. During the three months ended March 31, 1999, there were three customers with revenues representing approximately 27%, 23% and 19% of total SAN systems revenues, respectively.

    The following is a summary of total assets by segment as of March 31, 2000 and December 31, 1999:


                                                   March 31,        December 31,
(In thousands)                                       2000               1999
                                                 -------------      -------------
TOTAL ASSETS:
     Semiconductor                               $   3,321,424      $   3,051,865
     SAN Systems                                       192,496            154,740
                                                 -------------      -------------

          Total                                  $   3,513,920      $   3,206,605
                                                 =============      =============

    Revenues from domestic operations were $361 million, representing 59% of consolidated revenues, for the first quarter of 2000 compared to $281 million, representing 61% of consolidated revenues, for the same period of 1999.

NOTE 11 -LEGAL MATTERS

    A discussion of certain pending legal proceedings is included in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The information provided therein remains unchanged.

    The Company is a party to other litigation matters and claims which are normal in the course of its operations, and while the results of such litigations and claims cannot be predicted with certainty, the final outcome of such matters is not expected to have a significant adverse effect on the Company's consolidated financial position or results of operations.

NOTE 12 -COMMITMENTS AND CONTINGENCIES

    In March 2000, the Company entered into a master lease and security agreement with a group of companies ("Lessor") for up to $250 million for certain wafer fabrication equipment. Each lease supplement pursuant to the transaction will have a lease term of three years with two consecutive renewal options. The Company may, at the end of any lease term, return, or purchase at a stated amount all the equipment. Upon return of the equipment, the Company must pay the Lessor a termination value. There were no significant gains or losses from these leasing transactions for the three months ended March 31, 2000. Through March 31, 2000, the Company has drawn down $53 million as the first supplement pursuant to the agreement. Minimum rental payments under these operating leases, including option periods, are $12.0 million in 2001, $11.4 million in 2002, $9.4 million in 2003, $8.6 million in 2004 and $2.1 million in 2005. Under this lease, the Company is required to maintain compliance with certain financial covenants. The Company was in compliance with these covenants as of March 31, 2000.

NOTE 13 -SUBSEQUENT EVENTS

    On April 13, 2000, the Company entered into an Asset Purchase Agreement with NeoMagic Corporation ("NeoMagic"). Under the agreement, the Company acquired certain tangible and intangible assets associated with NeoMagic's DVD Drive Electronics line of business for consideration of approximately $14.5 million in cash. The acquisition is intended to enhance and accelerate the Company's set-top decoder and DVD product offerings. The acquisition will be accounted for as a purchase. In addition, the Company offered employment to former NeoMagic engineers in the United States and United Kingdom.

    On April 27, 2000, the Company entered into an Asset Purchase Agreement with Cacheware, Inc. ("Cacheware"). Under the agreement, the Company acquired certain tangible and intangible assets associated with Cacheware's storage area network ("SAN") business for consideration of approximately $23 million in cash. The acquisition is intended to provide a key technology to enhance the Company's SAN solutions for fault tolerant applications while providing a roadmap for integrating the functionality into the Company's RAID controllers. The acquisition will be accounted for as a purchase. In addition, the Company offered employment to former Cacheware engineers in the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors detailed in Risk Factors in Part I of our Annual Report on Form 10-K for the year ended December 31, 1999. These factors include, among others:

    - Cyclical nature of both the semiconductor and SAN systems industries and the markets addressed by our products;

    - Availability and extent of utilization of manufacturing capacity;

    - Price erosion;

    - Competitive factors;

    - Timing of new product introductions;

    - Changes in product mix;

    - Fluctuations in manufacturing yields;

    - Product obsolescence;

    - Business and product market cycles;

    - Economic and technological risks associated with our acquisition and alliance activities; and

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

    We have international subsidiaries and distributors which operate and sell our products globally. Further, we purchase a substantial portion of our raw materials and manufacturing equipment from foreign suppliers and incur labor and other operating costs in foreign currencies, particularly in our Japanese manufacturing facilities. As a result, we are exposed to the risk of changes in foreign currency exchange rates or declining economic conditions in these countries. We utilize forward exchange and purchased currency option contracts to manage our exposure associated with net asset and liability positions and cash flows denominated in non-functional currencies. (See Note 5 of the Notes to Unaudited Consolidated Condensed Financial Statements referred to hereafter as "Notes.") There is no assurance that these hedging transactions will eliminate exposure to currency rate fluctuations that could affect our operating and/or cash flows.

    Our corporate headquarters and some of our manufacturing facilities are located near major earthquake faults. As a result, in the event of a major earthquake, we could suffer damages which could significantly and adversely affect our operating results and financial condition.

    While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information, we recommend that you read this discussion and analysis in conjunction with our Annual Report on Form 10-K for the year ended December 31, 1999.

    Statements in this discussion and analysis include forward looking information statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. These statements involve known and unknown risks and uncertainties. Our actual results in future periods may be significantly different from any future performance suggested in this report. Risks and uncertainties that may affect our results may include, among others:

    - Fluctuations in the timing and volumes of customer demand;

    - Currency exchange rates;

    - Availability and utilization of our manufacturing capacity;

    - Timing and success of new product introductions; and

    - Unexpected obsolescence of existing products.


    We operate in an industry sector where security values are highly volatile and may be influenced by economic and other factors beyond our control. See additional discussion contained in "Risk Factors" set forth in Part I of our Annual Report on Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

    On January 25, 2000, we announced a two-for-one common stock split, which was declared by the Board of Directors as a 100% stock dividend payable to stockholders of record on February 4, 2000 as one new share of common stock for each share held on that date. The newly issued common stock shares were distributed on February 16, 2000. In the following discussion and analysis, all references to number of shares, per share amounts and market prices of our common stock have been restated to give retroactive recognition to the two-for-one common stock split announced on January 25, 2000 for all periods presented.

    Where more than one significant factor contributed to changes in results from year to year, we have quantified material factors throughout the MD&A where practicable.

    REVENUE. We operate in two reportable segments: the Semiconductor segment and the Storage Area Network ("SAN") Systems segment. In the Semiconductor segment, we design, develop, manufacture and market integrated circuits, including application-specific integrated circuits, (commonly known in the industry as ASICs), application-specific standard products and related products and services. Semiconductor design and service revenues include engineering design services, licensing of our advanced design tools software, and technology transfer and support services. Our customers use these services in the design of increasingly advanced integrated circuits characterized by higher levels of functionality and performance. In the SAN Systems segment, we design, manufacture, market and support high-performance data storage management and storage systems solutions and a complete line of Redundant Array of Independent Disk ("RAID") systems, subsystems and related software.
(See Note 10 of the Notes.)

    Total revenues for the first quarter of 2000 increased $151.6 million or 33% to $615.2 million from $463.6 million for the same period of 1999 on a consolidated basis. Revenues for the Semiconductor segment increased $134.3 million or 34% to $530.4 million for the first quarter of 2000 from $396.1 million for the same period of 1999. Significant factors which contributed to this revenue growth included increased demand for products used in communications applications and network computing applications in the U. S. and Europe. We expect demand for products used in communications and network computing applications, specifically networking and broadband including optical switching, wireless, set-top boxes and other applications, to remain strong for the rest of the year based primarily on expected growth of the Internet infrastructure and wireless communications applications. Revenues for the SAN Systems segment increased $17.3 million or 26% to $84.8 million for the first quarter of 2000 from $67.5 million for the same period of 1999 due to introduction of new products and continued growth in older ones primarily as a result of rapid growth of the Internet. There were no significant intersegment revenues during the periods presented.

    One customer represented 12% of our total consolidated revenues for the three month period ended March 31, 2000. No customers represented 10% or more of our total consolidated revenues for the three month period ended March 31, 1999. In the Semiconductor segment, one customer represented 11% of total Semiconductor revenues for the three month period ended March 31, 2000. No customers represented 10% or more of total Semiconductor revenues for the three month period ended March 31, 1999. In the SAN Systems segment, there were four customers with revenues representing 24%, 23%, 18% and 11% of total SAN Systems revenues for the three month period ended March 31, 2000. For the three month period ended March 31, 1999, there were three customers with revenues representing 27%, 23% and 19% of total SAN Systems revenues.

    Revenues from domestic operations were $361 million, representing 59% of consolidated revenues, for the first quarter of 2000 compared to $281 million, representing 61% of consolidated revenues, for the same period of 1999.

    OPERATING COSTS AND EXPENSES. Key elements of the consolidated statements of operations, expressed as a percentage of revenues, were as follows:


                                                       Three month period
                                                         ended March 31,
CONSOLIDATED:                                         2000               1999
                                                    --------           --------
Gross profit margin                                    41%                35%
Research and development                               13%                17%
Selling, general and administrative                    11%                13%
Income from operations                                 14%                 3%

    Key elements of the statement of operations for the Semiconductor and SAN Systems segments, expressed as a percentage of revenues, were as follows:


                                                       Three month period
                                                         ended March 31,
SEMICONDUCTOR SEGMENT:                                2000               1999
                                                    --------           --------
Gross profit margin                                    41%                36%
Research and development                               14%                18%
Selling, general and administrative                    11%                14%
Income from operations                                 14%                 2%


                                                       Three month period
                                                         ended March 31,
SAN SYSTEMS SEGMENT:                                  2000               1999
                                                    --------           --------
Gross profit margin                                    36%                30%
Research and development                                7%                10%
Selling, general and administrative                    13%                 9%
Income from operations                                 14%                 8%

    GROSS MARGIN. We have advanced wafer manufacturing operations in Oregon, Colorado, California and Japan. This allows us to maintain our ability to provide products to customers with minimal disruption in the manufacturing process due to economic and geographic risks associated with each geographic location. During 1999, we entered into a technology transfer agreement with Silterra Malaysia Sdn. Bhd. (formerly known as Wafer Technology (Malaysia) Sdn. Bhd.) ("Silterra") under which we grant licenses to Silterra with respect to certain of our wafer fabrication technologies and provide associated manufacturing training and related services. In exchange, we will receive cash and equity consideration valued at $120.0 million over three years during which transfers and the performance of our obligations are scheduled to occur. (See
Note 3 of the Notes.) During the first quarter of 2000, we provided engineering training in accordance with the agreement. The engineering training was valued at $1.0 million and was recorded as a credit to cost of revenues. No such benefit was recorded during the first quarter of 1999. We will provide an additional $5.0 million of engineering training over the remaining contract term of two years, which will be recorded as a credit to cost of revenues.

    The gross margin percentage increased to 41% in the first quarter of 2000 from 35% in the same period of 1999 on a consolidated basis. The gross margin percentage for the Semiconductor segment was 41% in the first quarter of 2000 compared to 36% in the same period of 1999. The increase primarily reflected a combination of the following factors:

    - Increased production capacity utilization at our fabrication facility in Gresham, Oregon, which commenced operations in December of 1998; and
    - Our focus on higher margin products used in communications and network computing applications.

    The increase in the gross margin was offset in part by a $11.1 million charge associated with the elimination of a non-strategic product area. The increase was also offset in part by an increase in compensation related expenses.

    The gross margin percentage for the SAN Systems segment was 36% in the first quarter of 2000 compared to 30% in the same period of 1999. The increase was primarily attributable to the following factors:


    - Increased revenues in higher margin products in the first quarter of 2000; and
    - Lower manufacturing variances in the first quarter of 2000 compared to the same period of 1999.

The increase in gross margin for SAN Systems segment was offset in part by increased compensation related expenses.

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

    These and other factors could have a significant effect on our gross margin in future periods. We are targeting our overall gross margin percentage to increase to 48% by the end of 2000.

    Changes in the relative strength of the yen may have a greater impact on our gross margin than other foreign exchange fluctuations due to our wafer fabrication operations in Japan. Although the yen strengthened (the average yen exchange rate for the first quarter of 2000 appreciated 10% from the same period of 1999), the effect on gross margin and net income was not significant because yen-denominated sales offset a substantial portion of yen-denominated costs during the period. Moreover, we hedged a portion of our remaining yen exposure. (See Note 5 of the Notes.) Future changes in the relative strength of the yen or mix of foreign-denominated revenues and costs could have a significant effect on our gross margin or operating results.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses increased $3.7 million or 5% to $80.2 million during the first quarter of 2000 as compared to $76.5 million during the same period of 1999 on a consolidated basis. R&D expenses for the Semiconductor segment increased $4.4 million or 6% to $74.2 million in the first quarter of 2000 from $69.8 million in the same period of 1999. The increase was primarily attributable to expenditures related to the continued development of advanced sub-micron products and process technologies and increased compensation expenses. The increase was offset in part by a $6.0 million research and development benefit associated with a technology transfer agreement entered into with Silterra in Malaysia during 1999. (See Note 3 of the Notes.) No benefit was recorded during the first quarter of 1999. We will receive an additional $44.0 million in cash from Silterra over the remaining contract term of two years as consideration for technology to be transferred. The benefit will be recorded to research and development.

    R&D expenses for the SAN Systems segment decreased $0.6 million or 10% to $6.1 million in the first quarter of 2000 from to $6.7 million in the same period of 1999.

    As a percentage of revenues, R&D expenses were 13% in the first quarter of 2000 as compared to 17% in the same period of 1999 on a consolidated basis. R&D expenses as a percentage of revenues for the Semiconductor segment decreased to 14% in the first quarter of 2000 from 18% in the same period of 1999. R&D expenses as a percentage of revenues for the SAN Systems segment also decreased to 7% in the first quarter of 2000 from 10% in the same period of 1999. As we continue our commitment to technological leadership in our markets, we are targeting our R&D investment in 2000 to be approximately 14% of revenues on a consolidated basis.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses increased $8.7 million or 14% to $70.2 million during the first quarter of 2000 as compared to $61.5 million in the same period of 1999 on a consolidated basis. SG&A expenses for the Semiconductor segment increased $4.0 million or 7% to $59.4 million in the first quarter of 2000 from $55.4 million in the same period of 1999. SG&A expenses for the SAN Systems segment increased $4.8 million or 78% to $10.9 million in the first quarter of 2000 from $6.1 million in the same period of 1999. The increase in SG&A was primarily attributable to an increase in compensation and commission expenses for sales personnel.

    As a percentage of revenues, SG&A expenses decreased to 11% in the first quarter of 2000 from 13% in the same period of 1999 on a consolidated basis. SG&A expenses as a percentage of revenues for the Semiconductor segment decreased to 11% in the first quarter of 2000 from 14% in the same period of 1999. SG&A expenses as a percentage of revenues for the SAN Systems segment increased to 13% in the first quarter of 2000 from 9% in the same period of 1999. We expect that SG&A expenses as a percentage of revenues will remain relatively flat at approximately 11% of revenues on a consolidated basis in 2000.

    RESTRUCTURING OF OPERATIONS AND OTHER NON-RECURRING ITEMS. We recorded restructuring of operations and other non-recurring net charges of $2.8 million during the first quarter of 2000. The net charges reflected the combination of the following:

    - On February 22, 2000, we entered into an agreement with a third party to outsource certain testing services presently performed by the Company at its Fremont facility. The agreement provides for the sale and transfer of certain test equipment and related peripherals for total proceeds of approximately $10.7 million. The Company recorded a loss of approximately $2.2 million associated with the agreement. (See Note 2 of the Notes.)

    - In March of 2000, the Company recorded approximately $1.1 million of non-cash compensation related expenses resulting from a Separation Agreement entered into during the quarter with a former employee and a $0.5 million benefit for the reversal of reserves established in the second quarter of 1999 for merger related expenses in connection with the merger with SEEQ Technology, Inc. ("SEEQ") discussed below.

    On June 22, 1999, we and SEEQ were combined in a transaction accounted for as a pooling of interest. For description of the business combination, see our Annual Report on Form 10-K for the year ended December 31, 1999.

    The restructuring of operations and other non-recurring net benefit of $2.0 million recorded in the three month period ended March 31, 1999 consisted of $2.5 million of reversal of restructuring reserves originally established in the third quarter of 1998 and $0.5 million of merger expenses booked by SEEQ. For description of the restructuring program established in 1998, see our Annual Report on Form 10-K for the year ended December 31, 1999. For a discussion of SEEQ integration expenses, see Note 2 of the Notes.

    AMORTIZATION OF INTANGIBLES. Amortization of goodwill and other intangibles increased $0.6 million or 6% to $11.8 million in the first quarter of 2000 from $11.2 million in the same period of 1999. The increase was primarily related to additional amortization of goodwill associated with the acquisition of ZSP Corporation ("ZSP") in April of 1999. For description of the acquisition of ZSP, see our Annual Report on Form 10-K for the year ended December 31, 1999.

    INTEREST EXPENSE. Interest expense increased $0.3 million to $10.9 million in the first quarter of 2000 from $10.6 million in the same period of 1999. The increase was primarily attributable to increased debt outstanding during the first quarter of 2000 as compared to the same period of 1999 and higher interest rates on the remaining balance of $575 million senior unsecured reducing revolving credit facility (the "Revolver"). (See Note 7 of the Notes.)

    INTEREST INCOME AND OTHER, NET. Interest income and other increased $5.4 million to $7.1 million in the first quarter of 2000 from $1.7 million in the same period of 1999. The increase was primarily attributable to approximately $6.0 million higher interest income in the first quarter of 2000 as compared to the same period of 1999 due to higher average balance of interest-generating cash, cash equivalents and short-term investments and higher interest rates during the first quarter of 2000, offset in part by increased foreign exchange losses in the first quarter of 2000 as compared to the same period of 1999. The lower average balances of interest-generating cash, cash equivalents and short-term investments in the first quarter of 1999 resulted primarily from cash outlays associated with the purchase of Symbios, Inc. ("Symbios") in August of 1998. For description of the acquisition of Symbios, see our Annual Report on Form 10-K for the year ended December 31, 1999.

    GAIN ON SALE OF EQUITY SECURITIES. In the third quarter of 1999, we adopted a program of regular selling of marketable equity securities. During the first quarter of 2000, we sold certain marketable equity securities for $29.9 million in the open market, realizing a pre-tax gain of approximately $27.4 million. We also recognized a $6.8 million pre-tax gain associated with equity securities of a certain technology company that was acquired by another technology company. There was no sale of marketable equity securities during the first quarter of 1999.

    PROVISION FOR INCOME TAXES. The Company recorded a provision for income taxes for the first quarter of 2000 and 1999 with an effective rate of 25% and 29%, respectively. The first quarter rate in 1999 was primarily impacted by the acquisition of SEEQ. Our effective rate can be above or below the U.S. statutory rate due to non-deductible in-process research and development ("IPR&D") and merger and restructuring charges offset in part by earnings of our foreign subsidiaries taxed at lower rates and the utilization of prior loss carryovers and other tax credits.

    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE In April 1998, the Accounting Standards Executive Committee ("AcSEC") released Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-up Activities." The SOP became effective for fiscal years beginning after December 15, 1998 and required companies to expense all costs incurred or unamortized in connection with start-up activities. Accordingly, we expensed the unamortized preproduction balance of $91.8 million associated with the Gresham manufacturing facility in Oregon, net of tax, on January 1, 1999 and have presented it as a cumulative effect of a change in accounting principle in accordance with SOP No. 98-5.

FINANCIAL CONDITION AND LIQUIDITY

    Cash, cash equivalents and short-term investments increased $206.9 million or 31% to $868.2 million as of March 31, 2000 from $661.3 million as of December 31, 1999. The increase was primarily a result of proceeds from issuance of the 2000 Convertible Notes, net of repayment of the existing debt, and proceeds from our employee stock option and purchase plans, partially offset by capital expenditures. The increase was also attributable to proceeds from the sale of marketable equity securities in the open market. In the third quarter of 1999, we adopted a program of regular selling of marketable equity securities. Short-term investments include $60 million of marketable equity securities which we plan to sell within the next 12 months. (See Note 4 of the Notes.)

    WORKING CAPITAL. Working capital increased $407.7 million or 50% to $1.2 billion as of March 31, 2000 from $813.0 million as of December 31, 1999. The increase was primarily a result of the following factors:

    - $157.9 million higher short-term investments primarily attributable to $121.7 million of purchases of debt and equity securities, net of sales and maturities, with the proceeds from the 2000 Convertible Notes and $35.0 million of marketable equity securities reclassified from long-term assets as we plan to sell them within the next 12 months;
    - $121.1 million higher net accounts receivable primarily due to increased revenue and the timing of shipments when comparing the first quarter of 2000 to the fourth quarter of 1999. Shipments during the fourth quarter of 1999 were more linear throughout the quarter whereas during the first quarter of 2000, shipments increased towards the end of the quarter; and
    - $55.2 million lower current portion of long-term obligations resulting from repayment of the Revolver. (See Note 7 of the Notes.)

    CASH AND CASH EQUIVALENTS PROVIDED BY OPERATING ACTIVITIES. During the first quarter of 2000, we generated $10.9 million of net cash and cash equivalents from operating activities compared to $35.6 million generated during the first quarter of 1999. The decrease in net cash and cash equivalents provided by operating activities was primarily attributable to an increase in accounts receivable, inventories, prepaid expenses and other assets. The increase in inventories reflects the expectation of continued higher sales in 2000. The increase in prepaid expenses and other assets was primarily attributable to $10.7 million of fixed assets held for sale reclassified to current assets from fixed assets (see Note 2 of the Notes) and a $7.3 million increase in capitalized premiums on currency option contracts, net of amortization, during the period. Option premiums are amortized over the lives of the contracts. (See
Note 5 of the Notes.)

    The decreased net cash from operations during the first quarter of 2000 as compared to the same period of 1999 was offset in part by higher net income (before depreciation and amortization, write-off of unamortized preproduction costs, non-cash restructuring charges and gains and losses on stock investments), an increase in accounts payable and accrued and other liabilities. The increase in accounts payable was due to timing of invoice receipt and payment. The increase in accrued and other liabilities was primarily attributable to higher income tax payable due to a provision for income taxes for the current period, net of payment.

    CASH AND CASH EQUIVALENTS USED IN INVESTING ACTIVITIES. Net cash and cash equivalents used in investing activities was $119.6 million in the first quarter of 2000, compared to $27.9 million in the same period of 1999. The increase in net cash used in investing activities was primarily attributable to higher purchases of debt and equity securities available-for-sale and others, net of maturities and sales. The increase was also attributable to higher capital expenditures.

     We believe that maintaining technological leadership in the highly competitive worldwide semiconductor industry requires substantial ongoing investment in advanced manufacturing capacity. Net capital additions were $23.7 million in the first quarter of 2000 and $9.9 million in the same period of 1999. In order to maintain our position as a technological market leader, we expect to increase the level of capital expenditures to $450 million in 2000 which includes approximately $200 million associated with the master lease and security agreement discussed in Note 12 of the Notes.

    CASH AND CASH EQUIVALENTS PROVIDED BY FINANCING ACTIVITIES. Net cash and cash equivalents provided by financing activities during the first quarter of 2000 totaled $161.2 million compared to $25.4 million used in the same period of 1999. The increase was primarily attributable to proceeds from the 2000 Convertible Notes, net of repayment of the Revolver (see Note 7 of the Notes) and higher proceeds from our employee stock option and purchase plans during the period. The increase was offset in part by debt issuance costs paid associated with the 2000 Convertible Notes.

    On February 18, 2000, we issued the 2000 Convertible Notes due in 2005. The 2000 Convertible Notes are subordinated to all existing and future senior debt, are convertible at anytime following issuance into shares of our common stock at a conversion price of $70.2845 per share and are redeemable at our option, in whole or in part, at any time on or after February 20, 2003. Each holder of the 2000 Convertible Notes has the right to cause us to repurchase all of such holder's convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of certain events and in certain circumstances. Interest is payable semiannually. We paid approximately

$15.3 million for debt issuance costs related to the 2000 Convertible Notes. The debt issuance costs are being amortized using the interest method. We used the net proceeds from the 2000 Convertible Notes to repay bank debt outstanding with a balance of $380 million as of December 31, 1999. (See Notes 7 of the Notes.) The remaining balance of the proceeds was used to augment our growing cash position and to further strengthen of our liquidity position.

    During March of 1999, we issued the 1999 Convertible Notes due in 2004. The 1999 Convertible Notes are subordinated to all existing and future senior debt, are convertible in 60 days following issuance into shares of our common stock at a conversion price of $15.6765 per share and are redeemable at our option, in whole or in part, at any time on or after March 20, 2002. Each holder of the 1999 Convertible Notes has the right to cause us to repurchase all of such holder's convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of certain events and in certain circumstances. Interest is payable semiannually. We paid approximately $9.5 million for debt issuance costs related to the 1999 Convertible Notes. The debt issuance costs are being amortized using the interest method. We used the net proceeds from the 1999 Convertible Notes to repay existing debt obligations. (See Notes 7 of the Notes.)

    In accordance with the terms of our existing credit arrangement, we must comply with certain financial covenants related to profitability, tangible net worth, liquidity, senior debt leverage, debt service coverage and subordinated indebtedness. As of March 31, 2000, we were in compliance with these covenants.

    In order to remain competitive, we must continue to make significant investments in new facilities and capital equipment. We may seek additional equity or debt financing from time to time. We believe that our existing liquid resources and funds generated from operations, combined with funds from such financing and our ability to borrow funds, will be adequate to meet our operating and capital requirements and obligations through the foreseeable future. However, we cannot be certain that additional financing will be available on favorable terms. Moreover, any future equity or convertible debt financing will decrease the percentage of equity ownership of existing stockholders and may result in dilution, depending on the price at which the equity is sold or the debt is converted.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges, and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 pursuant to the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 by one year. Upon adoption of SFAS No. 133, we will be required to adjust hedging instruments to fair value in the balance sheet, and recognize the offsetting gain or loss as transition adjustments to be reported in net income or other comprehensive income, as appropriate, and presented in a manner similar to the cumulative effect of a change in accounting principle. While we believe the adoption of this statement will not have a significant effect on our results of operations, the impact of the adoption of SFAS No. 133 as of the effective date cannot be reasonably estimated at this time.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no significant changes in the market risk disclosures during the three month period ended March 31, 2000 as compared to the discussion in
Part II of our Annual Report on Form 10-K for the year ended December 31, 1999.

                                     PART II


ITEM 1.LEGAL PROCEEDINGS

    Reference is made to Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 for a discussion of certain pending legal proceedings. The information provided at such reference regarding those matters remains unchanged. The Company continues to believe that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing parties, with the potential for having an adverse effect on the Company's financial position or its results of operations.

ITEM 5.  OTHER INFORMATION

    Proposals of stockholders intended to be presented at the Company's 2001 annual meeting of stockholders must be received at the Company's principle executive offices not later than November 24, 2000 in order to be included in the Company's proxy statement and form of proxy relating to the 2001 annual meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)Exhibits

    27.1   Financial Data Schedules
    10.23  Master Lease and Security Agreement

(b) Reports on Form 8-K

    On January 26, 2000, pursuant to Item 5 to report information set forth in the Registrant's press release dated January 25, 2000.

    On February 15, 2000, pursuant to Item 7 to file the Underwriting Agreement dated February 14, 2000 between LSI Logic Corporation and J.P. Morgan Securities, Inc., and related documents.

    On February 24, 2000, pursuant to Item 7 to file the Subordinated Indenture and Supplemental Indenture both dated February 15, 2000, between LSI Logic Corporation and State Street Bank of California, N.A., as trustee.

    On April 27, 2000, pursuant to Item 5 to report information set forth in the Registrant's press release dated April 25, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LSI LOGIC CORPORATION
                                     (Registrant)

Date: May 15, 2000                   By  /s/ R. Douglas Norby
                                         ------------------------------
                                             R. Douglas Norby
                                     Executive Vice President Finance &
                                            Chief Financial Officer

                                INDEX TO EXHIBITS

 EXHIBIT
  NUMBER                 DESCRIPTION
  ------                 -----------
   27.1     Financial Data Schedule
   10.23    Master Lease and Security Agreement