Form 10-Q
period 2000-07-02
LSI LOGIC CORP
filed 2000-08-16
CIK 703360

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JULY 2, 2000

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

                                 YES [X] NO [ ]

    As of August 1, 2000, there were 310,210,275 of the registrant's Common Stock, $.01 par value, outstanding.

                              LSI LOGIC CORPORATION
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000
                                      INDEX



                                                                                           PAGE
                                                                                            NO.
                                                                                          ------
                         PART I. FINANCIAL INFORMATION

Item 1    Financial Statements

           Consolidated Condensed Balance Sheets - June 30, 2000 and December 31, 1999      3

           Consolidated Condensed Statements of Operations - Three Months and Six Month
           Periods Ended June 30, 2000 and 1999                                             4

           Consolidated Condensed Statements of Cash Flows - Six Month Periods Ended
               June 30, 2000 and 1999                                                       5

           Notes to Consolidated Condensed Financial Statements                             6

Item 2   Management's Discussion and Analysis of Financial Condition and Results of         19
         Operations

Item 3   Quantitative and Qualitative Disclosures About Market Risk                         32


                           PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                                                  33

Item 4   Submission of Matters to a Vote of Security Holders                                33

Item 5   Other Information                                                                  34

Item 6   Exhibits and Reports on Form 8-K                                                   34

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              LSI LOGIC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)



                                                                              June 30,      December 31,
 (In thousands, except per-share amounts)                                       2000            1999
                                                                            --------------------------
ASSETS
Cash and cash equivalents                                                   $  295,137      $  250,603
Short-term investments                                                         647,392         410,730
Accounts receivable, less allowances of $9,187 and $11,346                     400,287         275,620
Inventories                                                                    286,107         243,896
Deferred tax assets                                                             66,375          66,212
Prepaid expenses and other current assets                                       75,709          41,223
                                                                            --------------------------

     Total current assets                                                    1,771,007       1,288,284
Property and equipment, net                                                  1,245,071       1,323,501
Goodwill and other intangibles                                                 358,408         293,631
Other assets                                                                   315,946         301,189
                                                                            --------------------------
     Total assets                                                           $3,690,432      $3,206,605
                                                                            ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                            $  175,006      $  189,293
Accrued salaries, wages and benefits                                            75,649          77,277
Other accrued liabilities                                                      142,286         110,229
Income tax payable                                                              64,019          41,536
Current portion of long-term obligations                                         1,669          56,996
                                                                            --------------------------
     Total current liabilities                                                 458,629         475,331
                                                                            --------------------------
Deferred tax liabilities                                                        82,401          75,771
Other long-term obligations                                                    974,543         793,461
                                                                            --------------------------
     Total long-term obligations and deferred tax liabilities                1,056,944         869,232
                                                                            --------------------------
Commitments and contingencies (Note 13)
Minority interest in subsidiaries                                                6,055           6,210
                                                                            --------------------------
Stockholders' equity:
Preferred shares; $.01 par value; 2,000 shares authorized                           --              --
Common stock; $.01 par value; 1,300,000 shares authorized; 310,000 and
   299,572 shares outstanding                                                    3,100           2,996

Additional paid-in capital                                                   1,424,132       1,271,093
Retained earnings                                                              592,371         435,552

Accumulated other comprehensive income                                         149,201         146,191
                                                                            --------------------------
     Total stockholders' equity                                              2,168,804       1,855,832
                                                                            --------------------------
     Total liabilities and stockholders' equity                             $3,690,432      $3,206,605
                                                                            ==========================


See notes to unaudited consolidated condensed financial statements

                              LSI LOGIC CORPORATION
                       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Three Months Ended                 Six Months Ended
                                                              June 30,                          June 30,
 (In thousands, except per share amounts)             2000              1999               2000            1999
                                                  ------------------------------------------------------------------
Revenues                                          $   644,328       $   501,012       $ 1,259,514       $   964,629
                                                  ------------------------------------------------------------------
Costs and expenses:
   Cost of revenues                                   367,978           314,398           733,478           616,289

   Research and development                            86,801            75,046           167,030           151,569

   Selling, general and administrative                 75,079            62,783           145,319           124,272

   Acquired in-process research and
      development                                      16,333             4,600            16,333             4,600
   Restructuring of operations and other
      non-recurring charges                                --             7,848             2,781             5,871


   Amortization of intangibles                         13,820            11,815            25,656            23,022
                                                  ------------------------------------------------------------------
      Total costs and expenses                        560,011           476,490         1,090,597           925,623
                                                  ------------------------------------------------------------------
Income from operations                                 84,317            24,522           168,917            39,006

Interest expense                                      (10,323)           (9,620)          (21,216)          (20,200)

Interest income and other, net                         11,507             2,459            18,636             4,195
Gain on sale of equity securities                      15,314                --            49,486                --
                                                  ------------------------------------------------------------------

Income before income taxes and cumulative             100,815            17,361           215,823            23,001
   effect of change in accounting principle
Provision for income taxes                             30,239             7,530            59,004             9,160
                                                  ------------------------------------------------------------------
Income before cumulative effect of change in
   accounting principle                                70,576             9,831           156,819            13,841
   Cumulative effect of change in accounting
   principle                                               --                --                --           (91,774)
                                                  ------------------------------------------------------------------

Net income/(loss)                                 $    70,576       $     9,831       $   156,819       $   (77,933)
                                                  ------------------------------------------------------------------
Basic earnings per share:
   Income before cumulative effect of change
      in accounting principle                     $      0.23       $      0.03       $      0.51       $      0.05
                                                  ------------------------------------------------------------------
   Cumulative effect of change in accounting
      principle                                            --                --                --             (0.32)
                                                  ------------------------------------------------------------------
   Net income/(loss)                              $      0.23       $      0.03       $      0.51       $     (0.27)
                                                  ===================================================================
Dilutive earnings per share:
   Income before cumulative effect of change
      in accounting principle                     $      0.21       $      0.03       $      0.46       $      0.05
                                                  ------------------------------------------------------------------
   Cumulative effect of change in accounting
      principle                                            --                --                --             (0.31)
                                                  ------------------------------------------------------------------
   Net income/(loss)                              $      0.21       $      0.03       $      0.46       $     (0.26)
                                                  ===================================================================
Shares used in computing per share amounts:

   Basic                                              308,275           291,244           305,464           289,766
                                                  ===================================================================
   Dilutive                                           353,120           303,894           351,155           299,228
                                                  ===================================================================

See accompanying notes to unaudited consolidated condensed financial statements.

                              LSI LOGIC CORPORATION
                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Six Months Ended
                                                                             June 30,
 (In thousands)                                                       2000            1999
                                                                    -------------------------
Operating activities:
Net income/(loss)                                                   $ 156,819       $ (77,933)
Adjustments:
     Depreciation and amortization                                    187,798         190,752
     Write-off of unamortized preproduction costs                          --          97,356
     Acquired in-process research and development                      14,745           4,600
     Non-cash restructuring charges, net                                2,781             827
     Gain on sale of equity securities                                (49,486)             --
     Changes in:
          Accounts receivable                                        (126,135)        (87,639)
          Inventories                                                 (43,037)        (11,499)
          Prepaid expenses and other assets                           (51,678)          2,935
          Accounts payable                                            (13,237)        (26,091)
          Accrued and other liabilities                                53,075           7,040
                                                                    -------------------------
     Net cash provided by operating activities                        131,645         100,348
                                                                    -------------------------
Investing activities:
     Purchase of debt and equity securities available-for-sale       (684,199)       (198,577)
     Maturities and sales of debt and equity
          securities available-for-sale                               485,534         125,014
     Purchases of equity securities                                    (6,035)           (117)
     Proceeds from sales of stock investments                          45,741              --
     Acquisition of non-public technology companies                   (37,565)         (6,779)
     Purchases of property and equipment, net of retirement           (83,537)        (28,503)
                                                                    -------------------------
     Net cash used in investing activities                           (280,061)       (108,962)
                                                                    -------------------------
Financing activities:
     Proceeds from borrowings                                         500,000         345,000
     Repayment of debt obligations                                   (375,786)       (368,302)
     Debt issuance costs                                              (15,300)         (9,488)
     Issuance of common stock, net                                     90,166          24,204
                                                                    -------------------------
     Net cash provided by/(used in) financing activities              199,080          (8,586)
                                                                    -------------------------
Effect of exchange rate changes on cash and cash equivalents           (6,130)         (2,576)
                                                                    -------------------------
Increase/(decrease) in cash and cash equivalents                       44,534         (19,776)
                                                                    -------------------------
Cash and cash equivalents at beginning of period                      250,603         210,306
                                                                    -------------------------
Cash and cash equivalents at end of period                          $ 295,137       $ 190,530
                                                                    =========================


See notes to unaudited consolidated condensed financial statements.

                              LSI LOGIC CORPORATION
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

    In the opinion of LSI Logic Corporation (the "Company" or "LSI"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments, except for acquired in-process research and development, restructuring and other non-recurring charges as discussed in Notes 2 and 3), necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

    For financial reporting purposes, the Company reports on a 13 or 14 week quarter with a year ending December 31. For presentation purposes, the consolidated condensed financial statements refer to the quarter's calendar month end for convenience. The results of operations for the quarter ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 -ACQUISITIONS

ACQUISITION OF A DIVISION OF NEOMAGIC:

       On April 13, 2000, the Company entered into an Asset Purchase Agreement (the "Agreement") with Neomagic Corporation ("Neomagic"). Under the Agreement, the Company acquired certain tangible and intangible assets associated with Neomagic's DVD Drive Electronics line of business ("DVD Business") which includes NeoMagic's optical read-channel mixed-signal design team and RF intellectual property. The acquisition is intended to enhance and accelerate the Company's set-top decoder and DVD product offerings in the Semiconductor segment. The Company offered employment to former Neomagic engineers in the United States and United Kingdom. The acquisition was accounted for as a purchase. Accordingly, the results of operations of the DVD Business and estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated condensed financial statements as of April 13, 2000, the effective date of the purchase, through the end of the period. There are no significant differences between the accounting policies of the Company and the DVD Business.

       The Company paid approximately $15.4 million in cash which included direct acquisition costs of $0.2 million for investment banking, legal and accounting fees. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals, where appropriate and management estimates as follows:

                        (In thousands)

     Fair value of tangible net assets acquired          $ 1,294
     In-process research and development                   6,400
     Other current technology                              3,800
     Assembled workforce                                   2,000
     Excess of purchase price over net assets acquired     1,871
                                                         -------
                                                         $15,365
                                                         =======

In-process research and development:

     In connection with the purchase of the DVD Business from Neomagic, the Company recorded a $6.4 million charge to in-process research and development during the second quarter of 2000. The amount was determined by identifying research projects for which technological feasibility had not been established and for which no alternative future uses existed. As of the acquisition date, there was only one project that met the above criteria. The project was for development of a 2-chip controller chipset.

     The value of the one project identified to be in progress was determined by estimating the future cash flows from the project once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The percentage of completion for the project was determined based on research and development expenses incurred as of April 13, 2000 for the project as a percentage of total research and development expenses to bring the project to technical feasibility. Development of the 2-chip controller chipset started in December of 1999. As of April 13, 2000, the Company estimated that the project was 68% complete.

     However, development of the technology remains a substantial risk to the Company due to factors including the remaining effort to achieve technical feasibility, rapidly changing customer markets and competitive threats from other companies. Additionally, the value of other intangible assets acquired may become impaired.

Useful life of intangible assets:

     The amount allocated to current technology and residual goodwill is being amortized over their estimated weighted average useful life of six years using a straight-line method.

ACQUISITION OF  A DIVISION OF CACHEWARE, INC.:

    On April 27, 2000, the Company entered into an Asset Purchase Agreement ("the Agreement") with Cacheware, Inc. ("Cacheware"). Under the agreement, the Company acquired certain tangible and intangible assets associated with Cacheware's storage area network business ("SAN Business"). The acquisition is intended to provide a key technology to enhance the Company's SAN solutions. The SAN Business will be included in the Company's SAN Systems segment. The Company offered employment to former Cacheware engineers in the United States. The acquisition was accounted for as a purchase. Accordingly, the results of operations of the SAN Business and estimated fair value of assets acquired were included in the Company's consolidated condensed financial statements as of April 27, 2000, the effective date of the purchase, through the end of the period. There are no significant differences between the accounting policies of the Company and the SAN Business.

     The Company paid approximately $22.2 million in cash which included direct acquisition costs of $0.2 million for investment banking, legal and accounting fees. The total purchase price was allocated to the estimated fair value of assets acquired based on independent appraisals, where appropriate and management estimates as follows:

                       (In thousands)

     Fair value of tangible net assets acquired           $   156
     In-process research and development                    8,345
     Other current technology                               4,051
     Assembled workforce                                    1,160
     Excess of purchase price over net assets acquired      8,488
                                                          -------
                                                          $22,200
                                                          =======

In-process research and development:

     In connection with the purchase of the SAN Business from Cacheware, the Company recorded a $8.3 million charge to in-process research and development during the second quarter of 2000. The amount was determined by identifying research projects for which technological feasibility had not been established and for which no alternative future uses existed. As of the acquisition date, there was only one project that met the above criteria. The project was for development of a SAN appliance for customers in the Company's SAN Systems segment.

     The value of the one project identified to be in progress was determined by estimating the future cash flows from the project once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The percentage of completion for the project was determined based on research and development expenses incurred as of April 27, 2000 for the project as a percentage of total research and development expenses to bring the project to technical feasibility. Development of the SAN appliance was started in January of 1999. As of April 27, 2000, the Company estimated that the project was 90% complete.

     However, development of the technology remains a substantial risk to the Company due to factors including the remaining effort to achieve technical feasibility, rapidly changing customer markets and competitive threats from other companies. Additionally, the value of other intangible assets acquired may become impaired.

Useful life of intangible assets:

     The amount allocated to current technology and residual goodwill is being amortized over their estimated weighted average useful life of six years using the straight-line method.

ACQUISITION OF  INTRASERVER TECHNOLOGY, INC.:

     On May 26, 2000, LSI acquired Intraserver Technology, Inc. ("Intraserver") pursuant to the terms of the Agreement and Plan of Reorganization and Merger. Intraserver's shareholders received 2.2074 shares of the Company's common stock for each Intraserver share. Accordingly, the Company issued approximately 1.2 million shares of its common stock for all the outstanding common shares of Intraserver common stock. Additionally, outstanding options to acquire Intraserver common stock as of the acquisition date were converted to options to acquire approximately 0.2 million shares of the Company's common stock. The acquisition of Intraserver is expected to enhance the Company's host adapter board and other product offerings in the network computing and communications markets in the Semiconductor segment.

      The acquisition was accounted for as a purchase. Accordingly, the results of operations of Intraserver and estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated condensed financial statements as of May 26, 2000, the effective date of the purchase, through the end of the period. There are no significant differences between the accounting policies of the Company and Intraserver.

The total purchase price for Intraserver was $62.9 million comprised of the following components:

                                 (in thousands)

     Fair value of common shares issued               $54,851
     Fair value of options assumed                      7,022
     Direct acquisition costs                           1,016
                                                      -------
                                                      $62,889
                                                      =======


     The fair value of common shares issued was determined using a price of $45.83 per share which represents the average stock price around the date the number of LSI common shares to be issued was fixed. The fair value of the options assumed was determined using the Black-Scholes value. Direct acquisition costs consist of investment banking, legal and accounting fees.

     The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals, where appropriate and management estimates as follows:

                                 (In thousands)


     Fair value of tangible net liabilities acquired    $ (6,956)
     In-process research and development                   1,588
     Other current technology                             13,975
     Trademarks                                            1,285
     Assembled workforce                                   2,200
     Excess of purchase price over net assets acquired    50,797
                                                        --------
                                                        $ 62,889
                                                        ========


In-process research and development:

     In connection with the purchase of Intraserver, the Company recorded a $1.6 million charge to in-process research and development during the second quarter of 2000. The amount was determined by identifying research projects for which technological feasibility had not been established and for which no alternative future uses existed. As of the acquisition date, there were various projects that met the above criteria. The majority of the projects identified are targeted for high-end data storage and communication devices where I/O functionality and speed is critical.

     The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The percentage of completion for the projects was determined using milestones representing estimates of effort, value added and degree of difficulty of the portion of the projects completed as of May 26, 2000, as compared to the remaining research and development to be completed to bring the projects to technical feasibility. The development process is grouped into three phases with each phase containing between one and five milestones. The three phases are (i) researching the market requirements and the engineering architecture and feasibility studies, (ii) design and verification milestones, and (iii) prototyping and testing the product (both internal and customer testing). Development of Intraserver's projects started primarily in January of 2000. As of May 26, 2000, the Company estimated the projects were approximately 58% complete in aggregate (ranging from 20% to 95%).

     However, development of the technology remains a substantial risk to the Company due to factors including the remaining effort to achieve technical feasibility, rapidly changing customer markets and competitive threats from other companies. Additionally, the value of other intangible assets acquired may become impaired.

Useful life of intangible assets:

     The amount allocated to current technology and residual goodwill is being amortized over their estimated weighted average useful life of six years using a straight-line method.

     Pro forma financial statements have not been included because the acquisitions are not significant individually or in the aggregate.

NOTE 3 - RESTRUCTURING AND CERTAIN OTHER NON-RECURRING ITEMS

    On February 22, 2000, the Company entered into an agreement with a third party to outsource certain testing services presently performed by the Company at its Fremont, California facility. The agreement provides for the sale and transfer of certain test equipment and related peripherals for total proceeds of approximately $10.7 million. The Company recorded a loss of approximately $2.2 million associated with the agreement.

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

INTEGRATION OF SEEQ

    In connection with the merger with SEEQ on June 22, 1999 accounted for as a pooling of interests, the Company recorded approximately $2.9 million in restructuring charges and $5.5 million in merger-related expenses which included $0.5 million recorded by SEEQ in the first quarter of 1999. The merger expenses related primarily to investment banking and other professional fees directly attributable to the merger with SEEQ. The restructuring charge was comprised of $1.9 million in write-downs of fixed assets which were duplicative to the combined company, $0.5 million of exit costs relating to non-cancelable building lease contracts and a $0.5 million provision for severance costs related to the involuntary termination of certain employees. The exit costs and employee severance costs were recorded in accordance with EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The fixed and other asset write-downs were recorded in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The restructuring actions as outlined by the restructuring plan were completed. Approximately $0.5 million of severance was paid to three employees terminated during 1999. During the three months ended March 31, 2000, approximately $480,000 of lease payments were made related to the non-cancelable building lease contracts. There has been no activity since March 31, 2000.

    The following table sets forth the SEEQ restructuring reserves as of June 22, 1999, the merger date, and activity against the reserve since then:

                                            Balance                     Balance                    Balance
 (In thousands)                          June 22, 1999  Utilized      December 31,   Utilized   March 31, 2000
                                                                        1999
                                         ---------------------------------------------------------------------
Write-down of fixed assets(a)                $ 1,854      $(1,854)     $     --           --      $ --
Non-cancelable building lease contracts          490          (10)          480         (480)       --
Payments to employees for severance              516         (516)           --           --        --
                                         ---------------------------------------------------------------------
          Total                              $ 2,860      $(2,380)      $   480      $  (480)     $ --
                                         =====================================================================



(a) The amount utilized represents a write-down of fixed assets due to impairment. The amount was accounted for as a reduction of the assets and did not result in a liability.

NOTE 4 - LICENSE AGREEMENT

    In the second quarter of 1999, the Company and Silterra Malaysia Sdn. Bhd. (formerly known as Wafer Technology (Malaysia) Sdn. Bhd.) ("Silterra") entered into a technology transfer agreement under which the Company grants licenses to Silterra with respect to certain of the Company's wafer fabrication technologies and provides associated manufacturing training and related services. In exchange, the Company receives cash and equity consideration valued at $120 million over three years for which transfers and obligations of the Company are scheduled to occur. The Company transferred technology to Silterra valued at $6 million for the three month period and $12 million for the six month period ended June 30, 2000, respectively. The amount was recorded as an offset to the Company's R&D expenses. In addition, the Company provided engineering training with a value of $1 million for the three month period and $2 million for the six month period ended June 30, 2000, respectively. The amount was recorded as an offset to cost of revenues.

NOTE 5 - INVESTMENTS

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

    As of June 30, 2000 and December 31, 1999, the Company held $162 million and $55 million of debt securities, respectively, and that were included in cash and cash equivalents and $647 million and $411 million of debt and equity securities, respectively, that were classified as short-term investments on the Company's consolidated balance sheet. Debt securities consisted primarily of U.S. and foreign corporate debt securities, commercial paper, auction rate preferred stock, overnight deposits, certificate of deposit, and U.S. government and municipal agency securities. Unrealized holding gains and losses of held-to-maturity securities and available-for-sale debt securities were not significant and accordingly the amortized cost of these securities approximated fair market value at June 30, 2000 and December 31, 1999. Contract maturities of these securities were within one year as of June 30, 2000. Realized gains and losses for held-to-maturity securities and available-for-sale debt securities were not significant for the three month periods ended June 30, 2000 and 1999.

    At June 30, 2000 and December 31, 1999, the Company had marketable equity securities with an aggregate carrying value of $176 million and $153 million, $60 million and $25 million of which were classified as short-term investments on the Company's consolidated balance sheet, respectively. The remaining balance was included in other long-term assets. The unrealized gain of $102 million and $90 million, net of the related tax effect of $55 million and $48 million, on these equity securities was included in accumulated comprehensive income as of June 30, 2000 and December 31, 1999, respectively. In the third quarter of 1999, the Company adopted a program of regular selling of marketable equity securities. During the three and six month periods ended June 30, 2000, the Company sold equity securities for approximately $16 million and $46 million, respectively, in the open market, realizing a pre-tax gain of approximately $15 million and $42 million, respectively. In addition, the Company realized a pre-tax gain of approximately $7 million associated with equity securities of a certain technology company that was acquired by another technology company during the six months period ended June 30, 2000.

NOTE 6 - DERIVATIVE FINANCIAL INSTRUMENTS

    The Company has foreign subsidiaries, that operate and sell the Company's products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates and interest rates. The Company utilizes various hedge instruments, primarily forward contracts and currency option contracts, to manage its exposure associated with firm intercompany and third-party transactions and net asset and liability positions denominated in non-functional currencies. The Company does not hold derivative financial instruments for speculative or trading purposes.

    The Company enters into forward contracts to hedge firm asset and liability positions and cash flows denominated in non-functional currencies. The following table summarizes by major currency the forward exchange contracts outstanding as of June 30, 2000 and December 31, 1999. The buy amount represents the U.S. dollar equivalent of commitments to purchase foreign currencies, and the sell amount represents the U.S. dollar equivalent of commitments to sell foreign currencies. Foreign currency amounts were translated at rates current at June 30, 2000 and December 31, 1999. These contracts will expire through December 2000.

                                         June 30,    December 31,
(In thousands)                             2000          1999
                                        ------------------------

Japanese Yen                              $ 19,559      $ 22,194
Netherlands Guilder                          5,184        43,145
British Pound                                4,535            --
Japanese Yen                               (32,429)       (3,397)

    These forward contracts are considered identifiable hedges, and recognition of gains and losses is deferred until settlement of the underlying commitments. Realized gains and losses are recorded as other income or expense when the underlying exposure materializes or the hedged transaction is no longer expected to occur. Realized gains and losses included in interest income and other were not significant for the three and six month periods ended June 30, 2000 and 1999.

    Currency option contracts are treated as hedges of third-party yen revenue exposures. At June 30, 2000, total outstanding purchased currency option contracts were $135 million. These contracts expire in various dates through December 2000. At December 31, 1999, there were no purchased currency option contracts outstanding. Recognition of gains is deferred until the exposure underlying the option is recorded. Option premiums are amortized over the lives of the contracts. Realized gains and losses are recorded as an offset to revenue and were not significant for the three and six month periods ended June 30, 2000 and 1999. There were no deferred premiums outstanding as of December 31, 1999. The deferred premiums on all outstanding options were $5.7 million as of June 30, 2000, and are included in other current assets.

    During the three month period ended June 30, 2000, the Company hedged its minority equity position in certain publicly traded companies. The hedge took the form of a collar and was constructed as a series of purchased put and sold call options.


NOTE 7 - BALANCE SHEET DETAIL

                                                 June 30,     December 31,
 (In thousands)                                    2000           1999
                                                 -------------------------
Inventories:
     Raw materials                               $ 27,377        $  20,294
     Work-in-process                              145,850          139,698
     Finished goods                               112,880           83,904
                                                 -------------------------
                                                 $286,107         $243,896
                                                 =========================



NOTE 8 -DEBT

                                                 June 30,     December 31,
 (In thousands)                                    2000           1999
                                                 -------------------------
Notes payable to banks                           $     95         $379,823
Convertible Subordinated Notes                    845,000          345,000
Capital lease obligations                           3,120            3,948
                                                 -------------------------
                                                  848,215          728,771
Current portion of long-term debt, capital
 lease obligations and Short-term borrowings       (1,669)         (56,996)
                                                 -------------------------
Long-term debt and capital lease obligations     $846,546        $ 671,775
                                                 =========================

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

    On August 5, 1998, the Company borrowed $150 million under the 364-day Facility and $485 million under the Revolver. On December 22, 1998, the Company borrowed an additional $30 million under the Revolver. The credit facilities allowed for borrowings at adjustable rates of LIBOR/TIBOR with a 1.25% spread. As of March 31, 1999, the spread changed to 1%. Interest payments are due quarterly. The 364-day Facility expired on August 3, 1999 by which time borrowings outstanding were fully paid in accordance with the credit agreement. The Revolver is for a term of four years with the principal reduced quarterly beginning on December 31, 1999. In November 1999, an amendment was made to the credit agreement whereby mandatory repayments would not exceed the amount necessary to reduce the commitment to $241 million. The Revolver includes a term loan sub-facility in the amount of 8.6 billion yen made available to JSI over the same term. The yen term loan sub-facility is for a period of four years with no required payments until it expires on August 5, 2002. Pursuant to the restated credit agreement, on August 30, 1998, JSI repaid its then existing 11.4 billion yen ($79.2 million) credit facility and borrowed 8.6 billion yen ($84 million at December 31, 1999) bearing interest at adjustable rates. In March of 1999, the Company repaid the full $150 million outstanding under the 364-day Facility and $186 million outstanding under the Revolver using the proceeds from the 1999 Convertible Notes as described above. Borrowings outstanding under the Revolver including the yen sub-facility were approximately $380 million as of December 31, 1999. The Company repaid the outstanding balance for the Revolver in February 2000. As of December 31, 1999, the interest rate for the Revolver and the yen sub-facility was 7.07% and 1.29%, respectively.

    In accordance with the terms of its existing credit agreement, the Company must comply with certain financial covenants related to profitability, tangible net worth, liquidity, senior debt leverage, debt service coverage and subordinated indebtedness. As of June 30, 2000 and December 31, 1999, the Company was in compliance with these covenants.

NOTE 9 -RECONCILIATION OF BASIC AND DILUTED EARNINGS PER SHARE

    A reconciliation of the numerators and denominators of the basic and diluted per share amount computations as required by SFAS No. 128 "Earnings Per Share" ("EPS") is as follows:

                                                               Three Months Ended June 30,
                                         ------------------------------------------------------------------------
                                                    2000                               1999
                                         ------------------------------------------------------------------------
                                                                Per-Share                           Per-Share
 (In thousands except per share amounts)   Income*   Shares+     Amount     Income*      Shares+      Amount
                                         ------------------------------------------------------------------------

Basic EPS:
     Net income available to
          Common Stockholders            $70,576      308,275      $   0.23   $ 9,831      291,244    $   0.03
                                                                   --------                           --------
     Effect of dilutive securities:
          Stock options                                22,837                               12,650

          4 1/4% Convertible
               Subordinated Notes          2,750       22,008                      --           --
Diluted EPS:
     Net income available to
          Common stockholders            $73,326      353,120      $   0.21   $ 9,831      303,894    $   0.03
                                                                   --------                           --------


*       Numerator
+       Denominator

    Of the total options outstanding, approximately 393,836 shares and 1,409,726 shares were excluded from the computation of diluted shares for the three months ended June 30, 2000 and 1999, respectively, because the exercise prices of these options were greater than the average market price of common shares for the respective three month periods. The exercise price of these options ranged from $58.50 to $72.25 at June 30, 2000 and ranged from $20.94 to $29.07 at June 30,
1999, respectively. For the three months ended June 30, 2000, common equivalent shares of 7,113,944 and interest expense of $3,750,000, net of taxes associated with the 2000 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on earnings per share. For the three months ended June 30, 1999, common equivalent shares of 22,007,564 and interest expense of $2.8 million, net of taxes associated with the 1999 Convertible Notes (See Note 8), were excluded from the calculation of diluted shares because of their antidilutive effect on earnings per share.

                                                                       Six Months Ended June 30,
                                         -----------------------------------------------------------------------------------
                                                             2000                                   1999
                                         -----------------------------------------------------------------------------------
                                                                       Per-Share                                  Per-Share
 (In thousands except per share amounts)   Income*           Shares+     Amount     Income*         Shares+         Amount
                                         -----------------------------------------------------------------------------------

Basic EPS:
     Net income before cumulative
          Effect of change in accounting
          Principle                            $156,819       305,464      $   0.51   $ 13,841        289,766      $   0.05
                                                                           --------                                --------
     Cumulative effect of change
          in accounting principle                    --            --                  (91,774)       289,766         (0.32)
                                                                                                                   --------
     Net income/(loss) available to
          Common stockholders                   156,819       305,464          0.51    (77,933)       289,766         (0.27)
                                                                           --------                                --------
     Effect of dilutive securities:
          Stock options                                        23,683                                   9,462

          4 1/4% Convertible
               Subordinated Notes                 5,498        22,008                       --             --
Diluted EPS:
     Net income before cumulative
          Effect of change in accounting
          Principle (adjusted for assumed
          Conversion of debt)                   162,317       351,155      $   0.46     13,841        299,228          0.05
                                                                           --------                                --------
     Cumulative effect of change in
        Accounting principle                         --            --                  (91,774)       299,228         (0.31)
                                                                                                                   --------
     Net income/(loss) available to
          Common stockholders                  $162,317       351,155      $   0.46   $(77,933)       299,228      $  (0.26)
                                                                           --------                                --------


*       Numerator
+       Denominator

    Options to purchase 208,764 and 5,905,044 shares were outstanding at June 30, 2000 and 1999, respectively, but were not included in the calculation of diluted shares for the six month periods ended June 30, 2000 and 1999 because the exercise prices were greater than the average market price of common shares in each respective period. The exercise price ranges of these options were $58.50 to $72.25 and $16.07 to $29.07 at June 30, 2000 and 1999, respectively.
For the six month period ended June 30, 2000, common equivalent shares of 5,258,169 and interest expense of $5.5 million, net of taxes, associated with the 2000 Convertible Notes (see Note 8) were excluded from the computation of diluted earnings per share as a result of their antidilutive effect on earnings per share. For the six months ended June 30, 1999, common equivalent shares of 12,487,580 and interest expense of $3.1 million, net of taxes associated with the 1999 Convertible Notes (See Note 8), were excluded from the calculation of diluted shares because of their antidilutive effect on earnings per share.


NOTE 10 - COMPREHENSIVE INCOME

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

                                       Three Months Ended       Six Months Ended
                                            June 30,                June 30,
 (In thousands)                         2000        1999        2000        1999
                                     -----------------------------------------------
Comprehensive income/(loss)          $58,361      $27,688      $ 159,829  $(62,594)
                                     -----------------------------------------------

NOTE 11 -SEGMENT REPORTING

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

    The following is a summary of operations by segment for the three and six months ended June 30, 2000 and 1999:


                                Three months ended             Six months ended
                                     June 30,                        June 30,
 (In thousands)                   2000        1999            2000           1999
                               -------------------------------------------------------
REVENUES:
     Semiconductor             $547,285      $434,047      $1,077,672        $830,154
     SAN Systems                 97,043        66,965         181,842         134,475
                               ------------------------------------------------------
          Total                $644,328      $501,012      $1,259,514        $964,629
                              =======================================================

INCOME FROM OPERATIONS:
     Semiconductor             $ 76,435      $ 17,317      $  149,436        $ 26,754
     SAN Systems                  7,882         7,205          19,481          12,252
                              -------------------------------------------------------
          Total                $ 84,317      $ 24,522      $  168,917        $ 39,006
                              =======================================================

    Intersegment revenues for the periods presented above were not significant. Restructuring of operations and other non-recurring items were included in the Semiconductor segment.

    One customer represented 13% of our total consolidated revenues for the three month period ended June 30, 2000. One customer represented 11% of our total consolidated revenues for the three month period ended June 30, 1999. In the Semiconductor segment, there was one customer with revenues representing 10% of total Semiconductor revenues for the three month period ended June 30, 2000. No customer represented 10% or more of the total revenue in the Semiconductor segment for the three month period ended June 30, 1999. In the SAN Systems segment, there were four customers with revenues representing 28%, 20%, 17% and 14% of total SAN Systems revenues for the three month period ended June 30, 2000. In the SAN Systems segment, there were three customers with revenues representing 34%, 21%, and 15% of total SAN Systems revenues for the three month period ended June 30, 1999.

    One customer represented 13% of our total consolidated revenues for the six month period ended June 30, 2000. No customers represented 10% or more of our total consolidated revenues for the six month period ended June 30, 1999. In the Semiconductor segment, one customer represented 10% of total Semiconductor revenues for the six month period ended June 30, 2000. No customer represented 10% or more of the total revenue in the Semiconductor segment for the six month period ended June 30, 1999. In the SAN Systems segment, there were four customers with revenues representing 25%, 20%, 16% and 15% of total SAN Systems revenues for the six month period ended June 30, 2000. For the six month period ended June 30, 1999, there were three customers with revenues representing 29%, 24% and 17% of total SAN Systems revenues.

    The following is a summary of total assets by segment as of June 30, 2000 and December 31, 1999:


                                     June 30,      December 31,
(In thousands)                         2000              1999
                                    --------------------------

TOTAL ASSETS:
     Semiconductor                  $3,461,297      $3,051,865
     SAN Systems                       229,135         154,740
                                    --------------------------
          Total                     $3,690,432      $3,206,605
                                    ==========================

    Revenues from domestic operations were $404 million, representing 63% of consolidated revenues, for the second quarter of 2000 compared to $311 million, representing 62% of consolidated revenues, for the same period of 1999.

    Revenues from domestic operations were $765 million, representing 61% of consolidated revenues, for the first half of 2000 compared to $592 million, representing 61% of consolidated revenues, for the same period of 1999.

NOTE 12 -LEGAL MATTERS

    Reference is made to Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 for a discussion of certain pending legal proceedings. The information provided at such reference regarding those matters remains unchanged except as explained below. The pending litigation initiated by the Lemelson Medical, Education & Research Foundation, Limited Partnership against certain electronics industry companies, including LSI, that was described in the Company's prior reports has moved into the discovery phase. These activities are ongoing and, as of yet, no trial date has been set. In addition, the Company is a party to other litigation matters and claims which are normal in the course of its operations. The Company continues to believe that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing parties, with the potential for having an adverse effect on the Company's financial position or its results of operations.

NOTE 13 -COMMITMENTS AND CONTINGENCIES

    In March 2000, the Company entered into a master lease and security agreement with a group of companies ("Lessor") for up to $250 million for certain wafer fabrication equipment. Each lease supplement pursuant to the transaction will have a lease term of three years with two consecutive renewal options. The Company may, at the end of any lease term, return, or purchase at a stated amount all the equipment. Upon return of the equipment, the Company must pay the Lessor a termination value. Through June 30, 2000, the Company has drawn down $53 million and $59 million as the first and second supplement, respectively, pursuant to the agreement. Minimum rental payments under these operating leases, including option periods, are $24.8 million in 2001, $23.4 million in 2002, $19.7 million in 2003, $18.8 million in 2004 and $4.6 million in 2005. Under this lease, the Company is required to maintain compliance with certain financial covenants. The Company was in compliance with these covenants as of June 30, 2000.

NOTE 14 -SUBSEQUENT EVENTS

    On July 17, 2000, the Company acquired DataPath Systems, Inc. ("DataPath"), a privately held supplier of communications chips for broadband, data networking and wireless applications located in San Jose, California, in a stock transaction valued at approximately $420 million. The acquisition of DataPath will be accounted for as a purchase and accordingly the results of operations of DataPath and the estimated fair value of assets acquired and liabilities assumed will be included in the Company's consolidated condensed financial statements as of July 17, 2000.

    On July 28, 2000, the Company's Board of Directors authorized a stock repurchase program in which up to five-million shares of the Company's common stock may be repurchased in the open market from time to time. The Company repurchased one million shares of common stock in the open market following approval of the stock repurchase program.

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

    We have international subsidiaries and distributors which operate and sell our products globally. Further, we purchase a substantial portion of our raw materials and manufacturing equipment from foreign suppliers and incur labor and other operating costs in foreign currencies, particularly in our Japanese manufacturing facilities. As a result, we are exposed to the risk of changes in foreign currency exchange rates or declining economic conditions in these countries. We utilize forward exchange and purchased currency option contracts to manage our exposure associated with net asset and liability positions and cash flows denominated in non-functional currencies. (See Note 6 of the Notes to Unaudited Consolidated Condensed Financial Statements referred to hereafter as "Notes.") There is no assurance that these hedging transactions will eliminate exposure to currency rate fluctuations that could affect our operating results.

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

    REVENUE. We operate in two reportable segments: the Semiconductor segment and the Storage Area Network ("SAN") Systems segment. In the Semiconductor segment, we design, develop, manufacture and market integrated circuits, including application-specific integrated circuits, (commonly known in the industry as ASICs), application-specific standard products and related products and services. Semiconductor design and service revenues include engineering design services, licensing of our advanced design tools software, and technology transfer and support services. Our customers use these services in the design of increasingly advanced integrated circuits characterized by higher levels of functionality and performance. In the SAN Systems segment, we design, manufacture, market and support high-performance data storage management and storage systems solutions and a complete line of Redundant Array of Independent Disk ("RAID") systems, subsystems and related software.
(See Note 11 of the Notes.)

    Total revenues for the second quarter of 2000 increased $143.3 million or 29% to $644.3 million from $501.0 million for the same period of 1999 on a consolidated basis. Revenues for the Semiconductor segment increased $113.3 million or 26% to $547.3 million for the second quarter of 2000 from $434.0 million for the same period of 1999. A significant factor which contributed to this revenue growth included increased demand for products used in communications and network computing applications, particularly in broadband, networking and storage components. Revenues for the SAN Systems segment increased $30.0 million or 45% to $97.0 million for the second quarter of 2000 from $67.0 million for the same period of 1999 due to the introduction of new products and continued growth in older ones primarily as a result of rapid growth of the Internet. There were no significant intersegment revenues during the periods presented.

    Total revenues for the first half of 2000 increased $294.9 million or 31% to $1,259.5 million from $964.6 million for the same period of 1999 on a consolidated basis. Revenues for the Semiconductor segment increased $247.5 million or 30% to $1,077.7 million for the first half of 2000 from $830.2 million for the same period of 1999. A significant factor which contributed to this revenue growth included increased demand for products used in communications applications and network computing applications, particularly in broadband, networking and storage components. As a result of expected growth of the Internet infrastructure and wireless communications applications, we expect demand for our products used in communications and network computing applications to remain strong for the rest of the year. Revenues for the SAN Systems segment increased $47.4 million or 35% to

$181.8 million for the first half of 2000 from $134.4 million for the same period of 1999 due to introduction of new products and continued growth in older ones primarily as a result of rapid growth of the Internet. We expect revenue in the SAN Systems segment to remain strong for the remainder of the year. There were no significant intersegment revenues during the periods presented.

    One customer represented 13% of our total consolidated revenues for the three month period ended June 30, 2000. One customer represented 11% of our total consolidated revenues for the three month period ended June 30, 1999. In the Semiconductor segment, there was one customer with revenues representing 10% of total Semiconductor revenues for the three month period ended June 30, 2000. No customer represented 10% or more of the total revenue in the Semiconductor segment for the three month period ended June 30, 1999. In the SAN Systems segment, there were four customers with revenues representing 28%, 20%, 17% and 14% of total SAN Systems revenues for the three month period ended June 30, 2000. In the SAN Systems segment, there were three customers with revenues representing 34%, 21%, and 15% of total SAN Systems revenues for the three month period ended June 30, 1999.

    One customer represented 13% of our total consolidated revenues for the six month period ended June 30, 2000. No customers represented 10% or more of our total consolidated revenues for the six month period ended June 30, 1999. In the Semiconductor segment, one customer represented 10% of total Semiconductor revenues for the six month period ended June 30, 2000. No customer represented 10% or more of the total revenue in the Semiconductor segment for the six month period ended June 30, 1999. In the SAN Systems segment, there were four customers with revenues representing 25%, 20%, 16% and 15% of total SAN Systems revenues for the six month period ended June 30, 2000. For the six month period ended June 30, 1999, there were three customers with revenues representing 29%, 24% and 17% of total SAN Systems revenues.

    Revenues from domestic operations were $404 million, representing 63% of consolidated revenues, for the second quarter of 2000 compared to $311 million, representing 62% of consolidated revenues, for the same period of 1999.

    Revenues from domestic operations were $765 million, representing 61% of consolidated revenues, for the first half of 2000 compared to $592 million, representing 61% of consolidated revenues, for the same period of 1999.

    OPERATING COSTS AND EXPENSES. Key elements of the consolidated statements of operations, expressed as a percentage of revenues, were as follows:


                                      Three months ended June 30,      Six months ended June 30,
CONSOLIDATED:                               2000         1999             2000         1999
                                      ----------------------------------------------------------


Gross profit margin                          43%          37%          42%          36%
Research and development                     13%          15%          13%          16%
Selling, general and administrative          12%          13%          12%          13%
Income from operations                       13%           5%          13%           4%


    Key elements of the statement of operations for the Semiconductor and SAN Systems segments, expressed as a percentage of revenues, were as follows:

                                      Three months ended June 30,   Six months ended June 30,
SEMICONDUCTOR SEGMENT:                       2000         1999         2000         1999
                                      ----------------------------------------------------------
Gross profit margin                           44%          38%          42%         37%
Research and development                      15%          16%          14%         17%
Selling, general and administrative           12%          13%          11%         13%
Income from operations                        14%           4%          14%          3%

                                       Three months ended June 30,   Six months ended June 30,
SAN SYSTEMS SEGMENT:                         2000         1999          2000         1999
                                      ----------------------------------------------------------
Gross profit margin                           39%          34%          38%         32%
Research and development                       7%           9%           7%          9%
Selling, general and administrative           12%          10%          12%         10%
Income from operations                         8%          11%          11%          9%


    GROSS MARGIN. We have advanced wafer manufacturing operations in Oregon, Colorado, California and Japan. This allows us to maintain our ability to provide products to customers with minimal disruption in the manufacturing process due to economic and geographic risks associated with each geographic location. During 1999, we entered into a technology transfer agreement with Silterra Malaysia Sdn. Bhd. (formerly known as Wafer Technology (Malaysia) Sdn. Bhd.) ("Silterra") under which we grant licenses to Silterra with respect to certain of our wafer fabrication technologies and provide associated manufacturing training and related services. In exchange, we will receive cash and equity consideration valued at $120.0 million over three years during which transfers and the performance of our obligations are scheduled to occur. (See
Note 4 of the Notes.) During the first half of 2000, we provided engineering training in accordance with the agreement. The engineering training was valued at $2.0 million and was recorded as a credit to cost of revenues. No such benefit was recorded during the same period in 1999. We will provide an additional $4.0 million of engineering training over the remaining contract term of two years, which will be recorded as a credit to cost of revenues.

    The gross margin percentage increased to 43% in the second quarter of 2000 from 37% in the same period of 1999 on a consolidated basis. The gross margin percentage for the Semiconductor segment was 44% in the second quarter of 2000 compared to 38% in the same period of 1999.

    The gross margin percentage increased to 42% in the first half of 2000 from 36% in the same period of 1999 on a consolidated basis. The gross margin percentage for the Semiconductor segment was 42% in the first half of 2000 compared to 37% in the same period of 1999. The increase primarily reflected a combination of the following factors:

    - Increased production capacity utilization at our fabrication facility in Gresham, Oregon, which commenced operations in December of 1998; and

    - Our focus on higher margin products used in communications and network computing applications.

       The increase in the gross margin was offset in part by a $11.1 million charge associated with the elimination of a non-strategic product area in the first quarter of 2000. The increase was also offset in part by an increase in compensation related expenses.

    The gross margin percentage for the SAN Systems segment was 39% in the second quarter of 2000 compared to 34% in the same period of 1999. The gross margin percentage for the SAN Systems segment was 38% in the first half of 2000 compared to 32% in the same period of 1999. The increase was primarily attributable to the combination of the following factors:

     - Increased revenues in higher margin products in the second quarter of 2000; and

     - Lower manufacturing overhead spending as a percentage of revenue in the second half of 2000 compared to the same period of 1999.

Our operating environment, combined with the resources required to operate in the semiconductor industry, requires that we manage a variety of factors. These factors include, among other things:

    - Product mix;

    - Factory capacity and utilization;

    - Manufacturing yields;

     - Availability of certain raw materials;

     - Terms negotiated with third-party subcontractors; and

     - Foreign currency fluctuations.

    These and other factors could have a significant effect on our gross margin in future periods. We are targeting our overall gross margin percentage to increase to approximately 44% by the end of 2000.

    Changes in the relative strength of the yen may have a greater impact on our gross margin than other foreign exchange fluctuations due to our wafer fabrication operations in Japan. Although the yen strengthened (the average yen exchange rate for the second quarter of 2000 appreciated 10% from the same period of 1999), the effect on gross margin and net income was not significant because yen-denominated sales offset a substantial portion of yen-denominated costs during the period. Moreover, we hedged a portion of our remaining yen exposure. (See Note 6 of the Notes.) Future changes in the relative strength of the yen or mix of foreign-denominated revenues and costs could have a significant effect on our gross margin or operating results.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses increased $11.8 million or 16% to $86.8 million during the second quarter of 2000 as compared to $75.0 million during the same period of 1999 on a consolidated basis. R&D expenses for the Semiconductor segment increased $10.6 million or 15% to $79.7 million in the second quarter of 2000 from $69.1 million in the same period of 1999. The increase was primarily attributable to an increase in compensation expenses.

    Research and development ("R&D") expenses increased $15.4 million or 10% to $167.0 million during the first half of 2000 as compared to $151.6 million during the same period of 1999 on a consolidated basis. R&D expenses for the Semiconductor segment increased $15.0 million or 11% to $153.9 million in the first half of 2000 from $138.9 million in the same period of 1999.

    The year-to-date increase was primarily attributable to expenditures related to the continued development of advanced sub-micron products and process technologies and increased compensation expenses. The increase was offset in part by a $12.0 million research and development benefit associated with a technology transfer agreement entered into with Silterra in Malaysia during 1999. (See Note 4 of the Notes.) A benefit of $3.0 million was recorded during the second quarter of 1999. We will receive an additional $38.0 million in cash from Silterra over the remaining contract term of two years as consideration for technology to be transferred. The benefit will be recorded to research and development.

    R&D expenses for the SAN Systems segment increased $1.2 million or 20% to $7.1 million in the second quarter of 2000 from to $5.9 million in the same period of 1999. R&D expenses for the SAN Systems segment increased $0.4 million or 3% to $13.1 million in the first half of 2000 from $12.7 million in the same period of 1999.

    As a percentage of revenues, R&D expenses decreased to 13% in the second quarter of 2000 from 15% in the same period of 1999 on a consolidated basis. R&D expenses as a percentage of revenues for the Semiconductor segment decreased to 15% in the second quarter of 2000 from 16% in the same period of 1999. R&D expenses as a percentage of revenues for the SAN Systems segment also decreased to 7% in the second quarter of 2000 from 9% in the same period of 1999.

    As a percentage of revenues, R&D expenses decreased to 13% in the first half of 2000 from 16% in the same period of 1999 on a consolidated basis. R&D expenses as a percentage of revenues for the Semiconductor segment decreased to 14% in the first half of 2000 from 17% in the same period of 1999. R&D expenses as a percentage of revenues for the SAN Systems segment also decreased to 7% in the first half of 2000 from 9% in the same period of 1999.

    As we continue our commitment to technological leadership in our markets, we are targeting our R&D investment in 2000 to be approximately 14% of revenues on a consolidated basis.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses increased $12.3 million or 20% to $75.1 million during the second quarter of 2000 as compared to $62.8 million in the same period of 1999 on a consolidated basis. SG&A expenses for the Semiconductor segment increased $7.3 million or 13% to $63.4 million in the second quarter of 2000 from $56.1 million in the same period of 1999. SG&A expenses for the SAN Systems segment increased $5.0 million or 75% to $11.7 million in the second quarter of 2000 from $6.7 million in the same period of 1999. The increase in SG&A was primarily attributable to an increase in compensation and commission expenses for sales personnel.

    Selling, general and administrative ("SG&A") expenses increased $21.0 million or 17% to $145.3 million during the first half of 2000 as compared to $124.3 million in the same period of 1999 on a consolidated basis. SG&A expenses for the Semiconductor segment increased $11.2 million or 10% to $122.7 million in the first half of 2000 from $111.5 million in the same period of 1999. SG&A expenses for the SAN Systems segment increased $9.8 million or 77% to $22.6 million in the first half of 2000 from $12.8 million in the same period of 1999. The increase in SG&A was primarily attributable to an increase in compensation and commission expenses for sales personnel.

    As a percentage of revenues, SG&A expenses decreased to 12% in the second quarter of 2000 from 13% in the same period of 1999 on a consolidated basis. SG&A expenses as a percentage of revenues for the Semiconductor segment decreased to 12% in the second quarter of 2000 from 13% in the same period of 1999. SG&A expenses as a percentage of revenues for the SAN Systems segment increased to 12% in the second quarter of 2000 from 10% in the same period of 1999.

    As a percentage of revenues, SG&A expenses decreased to 12% in the first half of 2000 from 13% in the same period of 1999 on a consolidated basis. SG&A expenses as a percentage of revenues for the Semiconductor segment decreased to 11% in the first half of 2000 from 13% in the same period of 1999. SG&A expenses as a percentage of revenues for the SAN Systems segment increased to 12% in the first half of 2000 from 10% in the same period of 1999. We expect that SG&A expenses as a percentage of revenues will remain approximately at 11% of revenues on a consolidated basis in 2000.

       ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with acquisitions during our second quarter of 2000, we recorded a $16.3 million charge associated with acquired in-process research and development ("IPR&D"). The amount was determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed as of the respective acquisition dates.

     The charge is attributable to the acquisition of the following companies:
$6.4 million to a division of Neomagic, Inc.; $8.3 million to a division of Cacheware, Inc., and; $1.6 million to Intraserver Technology, Inc. These acquisitions were accounted for as purchases and are discussed further below and in Note 2 of the Notes.

Division of Neomagic:

     On April 13, 2000, we entered into an Asset Purchase Agreement (the "Agreement") with Neomagic Corporation ("Neomagic"). Under the Agreement, we acquired certain tangible and intangible assets associated with Neomagic's DVD Drive Electronics line of business ("DVD Business"), which includes NeoMagic's optical read-channel mixed-signal design team and RF intellectual property. `The acquisition is intended to enhance and accelerate our set-top decoder and DVD product offerings in the Semiconductor segment. The acquisition was accounted for as a purchase and the total purchase price was $15.4 million in cash. Accordingly, the results of operations of the DVD Business and estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated condensed financial statements as of April 13, 2000, the effective date of the purchase, through the end of the period.

     In connection with the purchase of the DVD Business from Neomagic, we recorded a $6.4 million charge to in-process research and development during the second quarter of 2000. The project was for development of a 2-chip controller chipset.

     The value of the project identified to be in process was determined by estimating the future cash flows from the project once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The net cash flows from the identified projects were based on estimates of revenues, cost of revenues, research and development costs, selling general and administrative costs and applicable income taxes for the project. These estimates do not account for any potential synergies that may be realized as a result of the acquisition, and are in-line with industry averages and projected growth for the PC DVD-ROM semiconductor market. Total revenues for the project are expected to extend through 2004. These projections were based on estimates of market size and growth, expected trends in technology, and the expected timing of new product introductions.

     We applied a royalty rate of 30% to operating income for the project in process to attribute value for dependency on predecessor core technologies. The discount rate used was 30% for the project, a rate 730 basis points higher than the industry weighted average cost of capital estimated at approximately 22.7% to account for the risks associated with the inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances which could impact the estimates described above.

     The percentage of completion for the project was determined based on research and development expenses incurred as of April 13, 2000 for the project as a percentage of total research and development expenses to bring the project to technical feasibility. Development of the 2-chip controller chipset started in December of 1999. As of April 13, 2000, the Company estimated that the project was 68% complete. As of the acquisition date, the project costs were estimated at $ 3 million for the remainder of 2000 and $4 million in 2001.

Division of Cacheware:

     On April 27, 2000, we entered into an Asset Purchase Agreement ("the Agreement") with Cacheware, Inc. ("Cacheware"). Under the agreement, we acquired certain tangible and intangible assets associated with Cacheware's storage area network business. ("SAN Business"). The acquisition is intended to provide a key technology to enhance our SAN solutions. The SAN Business will be included in our SAN Systems segment. The acquisition was accounted for as a purchase. Accordingly, the results of operations of the SAN Business and estimated fair value of assets acquired were included in our consolidated condensed financial statements as of April 27, 2000, the effective date of the purchase, through the end of the period. We paid approximately $22.2 million in cash which included direct acquisition costs of $0.2 million for investment banking legal and accounting fees. See Note 2 of the Notes.

     The value of the project identified to be in progress was determined by estimating the future cash flows from the project once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The net cash flows from the identified projects were based on estimates of revenues, cost of revenues, research and development costs, selling general and administrative costs and applicable income taxes for the project. These estimates do not account for any potential synergies that may be realized as a result of the acquisition and are in-line with industry averages for data storage and industry analysts' forecasts of growth. Total revenues for the project are expected to extend through 2003. These projections were based on estimates of market size and growth, expected trends in technology, and the expected timing of new product introductions.
:
     We applied a royalty rate of 30% to operating income for the project in process to attribute value for dependency on predecessor core technologies. The discount rate used was 30% for the project, a rate 880 basis points higher than the industry weighted average cost of capital estimated at approximately 21.2% to account for the risks associated with the inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances which could impact the estimates described above.

     The percentage of completion for the project was determined based on research and development expenses incurred as of April 27, 2000 for the project as a percentage of total research and development expenses to bring the project to technical feasibility.

     Development of the SAN appliance was started in January 1999. As of April 27, 2000, the Company estimated that the project was 90% complete. As of the acquisition date, the project costs were estimated at $0.4 million for the remainder of 2000.

Intraserver:

     On May 26, 2000, LSI acquired Intraserver Technology, Inc. ("Intraserver") pursuant to the terms of the Agreement and Plan of Reorganization and Merger. Intraserver's shareholders received 2.2074 shares of the Company's common stock for each Intraserver share. Accordingly, the Company issued approximately 1.2 million shares of its common stock for all the outstanding common shares of Intraserver common stock. Additionally, outstanding options to acquire Intraserver common stock as of the acquisition date were converted to options to acquire approximately 0.2 million shares of the Company's common stock. The acquisition of Intraserver is expected to enhance the Company's host adapter board and other product offerings in the network computing and communications markets in the Semiconductor segment.

The total purchase price for Intraserver was $62.9 million and the acquisition was accounted for as a purchase. (See Note 2 of the Notes). Accordingly, the results of operations of Intraserver and estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated condensed financial statements as of May 26, 2000, the effective date of the purchase, through the end of the period.

      In connection with the purchase of Intraserver, the Company recorded a $1.6 million charge to in-process research and development during the second quarter of 2000. The amount was determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed. As of the acquisition date, there were various projects which met the above criteria. The majority of the projects identified are targeted to high-end data storage and communication devices, where I/O functionality and speed is critical.

       The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The net cash flows from the identified projects were based on estimates of revenues, cost of revenues, research and development costs, selling general and administrative costs and applicable income taxes for the projects. These estimates do not account for any potential synergies that may be realized as a result of the acquisition and are in-line with industry averages and growth estimates in the storage and host bus adapter sector of the semiconductor industry. Total revenues for the projects are expected to extend through 2005. These projections were based on estimates of market size and growth, expected trends in technology, and the expected timing of new product introductions by us and our competitors.

      We applied a royalty rate of 30% to operating income for the project in process to attribute value for dependency on predecessor core technologies. The discount rate used was 30% for the project, a rate of 700 basis points higher than the industry weighted average cost of capital estimated at approximately 22% to account for the risks associated with the inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances which could impact the estimates described above.

    The percentage of completion for the project was determined using milestones representing management's estimate of effort, value added and degree of difficulty of the portion of the project completed as of May 26, 2000, as compared to the remaining research and development to be completed to bring the project to technical feasibility. The development process is grouped into three phases with each phase containing between one and five milestones. The three phases are:

    - Researching the market requirements and the engineering architecture and feasibility studies;

    - Design and verification milestones; and

    - Prototyping and testing the product (both internal and customer testing).

     As of May 26, 2000, the Company estimated the projects were approximately 58% complete in aggregate (ranging from 20% to 95%). As of the acquisition date, the cost to complete the project is estimated at $ 0.5 million for the remainder of 2000.

ZSP:

    On April 14, 1999, LSI acquired all of outstanding capital stock of ZSP Corporation ("ZSP") for a total of approximately $7 million in cash which included approximately $0.6 million in direct acquisition costs. In addition, LSI assumed liabilities up to $4.3 million in accordance with the purchase agreement with ZSP. The merger was accounted for as a purchase (For description of the acquisition of ZSP, see our Annual Report on Form 10-K). When acquired, ZSP Corporation, as a development stage semiconductor company, was involved in the design and marketing of programmable Digital Signal Processors ("DSPs") for use in wired and wireless communications. The results of operations of ZSP and estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated condensed financial statements as of April 14, 1999, the effective date of the purchase, through the end of the period ending June 30, 1999.

    In connection with the purchase of ZSP, we recorded a $4.6 million charge to in-process research and development during the second quarter of 1999. The amount was determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed. The Company acquired ZSP's DSP research and development project in process that was targeted at the telecommunications market. This product is being developed specifically for voice over net or voice over internet protocol applications and will have substantial incremental functionality, greatly improved speed and a wider range of interfaces than ZSP's current technology.

    The value of the one project identified to be in progress was determined by estimating the future cash flows from the project once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value as defined below. The net cash flows from the identified project are based on our estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs and applicable income taxes for the project. These estimates were compared and found to be in-line with industry analysts forecasts of growth in the telecommunications market. Estimated total revenues are expected to peak in the years 2002 and 2003 and then decline in 2004 as other new products are expected to become available. These projections are based on LSI estimates of market size and growth, expected trends in technology, and the expected timing of new product introductions by LSI and its competitors.

    We applied a royalty percentage of 25% of operating income for the project in-process to attribute value for dependency on predecessor core technologies. The discount rate used was 25% for the project, a rate 1,000 basis points higher than the industry weighted average cost of capital estimated at approximately 15% to account for the inherent risks associated with the inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances which could impact the estimates described above.

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

    Development of ZSP's digital signal processor project started in May 1998. As of April 14, 1999, we estimated the project was 65% complete. The project was completed in 1999.

     However, development of the above noted technologies remains a significant risk to the Company due to the remaining effort to achieve technical feasibility, rapidly changing customer markets and significant competitive threats from numerous companies. Failure to bring the product to market in a timely manner could adversely affect sales and profitability of the combined company in the future. Additionally, the value of other intangible assets acquired may become impaired.

    RESTRUCTURING OF OPERATIONS AND OTHER NON-RECURRING ITEMS. There was no restructuring of operation and other non-recurring items recorded in the second quarter of 2000. During the first quarter of 2000, we recorded restructuring of operations and other non-recurring net charges of $2.8 million. The net charges reflected the combination of the following:

    - On February 22, 2000, we entered into an agreement with a third party to outsource certain testing services presently performed by the Company at its Fremont, California facility. The agreement provides for the sale and transfer of certain test equipment and related peripherals for total proceeds of approximately $10.7 million. The Company recorded a loss of approximately $2.2 million associated with the agreement. (See Note 3 of the Notes.)

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

    Restructuring and merger related expenses were $8 million and $6 million for the three and six month periods ended June 30, 1999, respectively. In connection with the merger with SEEQ on June 22, 1999 (for description of the merger, see our Annual Report on Form 10-K for the year ended December 31, 1999), we recorded $3 million in restructuring charges and $5 million in merger related expenses. The merger expenses relate primarily to investment banking and other professional fees directly attributable to the merger with SEEQ. The restructuring charge is comprised of $2 million in write-downs of fixed assets which were duplicative to the combined company, $0.5 million of exit costs relating to non-cancelable building lease contracts and $0.5 million provision for severance costs related to the involuntary termination of 3 employees. The exit costs and employee severance costs were recorded in accordance with EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The fixed and other assets write-downs were recorded in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ." The restructuring actions as outlined by the restructuring plan are substantially executed and completed by June 30, 2000.

    The $6 million in restructuring and merger related expenses for the six months ended June 30, 1999 included a $2.5 million reversal of restructuring reserves originally established in the third quarter of 1998 and $0.5 million of merger expenses recorded by SEEQ in the first quarter of 1999. During the first quarter of 1999, we determined that $2.5 million of the restructuring reserve originally established in the third quarter of 1998 would not be utilized as a result of the completion of activities in the U.S., Europe and Japan, including the trade-in of certain software at a gain which was previously written down (for description of the restructuring costs recorded in 1998, see our Annual Report on Form 10-K for the year ended December 31, 1999). The savings from the restructuring plan associated with the acquisition of SEEQ are not considered to be significant.

    AMORTIZATION OF INTANGIBLES. Amortization of goodwill and other intangibles increased $2.0 million or 17% to $13.8 million in the second quarter of 2000 from $11.8 million in the same period of 1999. Amortization of goodwill and other intangibles increased $2.7 million or 12% to $25.7 million in the first half of 2000 from $23.0 million in the same period of 1999. The increase was primarily related to additional amortization of goodwill associated with the acquisitions of Intraserver and divisions of Cacheware and Neomagic in the second quarter of 2000. (See Note 2 of the Notes).

    INTEREST EXPENSE. Interest expense increased $0.7 million to $10.3 million in the second quarter of 2000 from $9.6 million in the same period of 1999. Interest expense increased $1.0 million to $21.2 million in the first half of 2000 from $20.2 million in the same period of 1999. The increase was primarily attributable to increased debt outstanding due to the issuance of $500 million of 4% Convertible Subordinates Notes (see Note 8 of the Notes) which was used to repay bank debt outstanding with a balance of $380 million during the first quarter of 2000 as compared to the same period of 1999, which was in part offset by lower interest rates.

    INTEREST INCOME AND OTHER, NET. Interest income and other increased $9.0 million to $11.5 million in the second quarter of 2000 from $2.5 million in the same period of 1999. The increase was primarily attributable to approximately $9.0 million higher interest income in the second quarter of 2000 as compared to the same period of 1999 due to a higher average balance of interest-generating cash, cash equivalents and short-term investments and higher interest rates during the second quarter of 2000 as compared to the same period of 1999.

    Interest income and other increased $14.4 million to $18.6 million in the first half of 2000 from $4.2 million in the same period of 1999. The increase was primarily attributable to approximately $15.0 million higher interest income during the first half of 2000 as compared to the same period of 1999 due to a higher average balance of interest-generating cash, cash equivalents and short-term investments and higher interest rates, offset in part by increased foreign exchange losses during the first half of 2000 as compared to the same period in 1999.

    GAIN ON SALE OF EQUITY SECURITIES. In the third quarter of 1999, we adopted a program of regular selling of marketable equity securities. During the second quarter of 2000, we sold certain marketable equity securities for $15.8 million in the open market, realizing a pre-tax gain of approximately $15.3 million. During the first half of 2000, we sold certain marketable equity securities for $45.7 million in the open market, realizing a pre-tax gain of approximately $42.7 million. In the first quarter of 2000, we also recognized a $6.8 million pre-tax gain associated with equity securities of a certain technology company that was acquired by another technology company. There was no sale of marketable equity securities during the first half of 1999.

    PROVISION FOR INCOME TAXES. The tax provision for the three and six months ended June 30, 2000 was at an effective rate of 30% and 27%, respectively, compared to 43% and 40%, respectively, for the three and six months ended June 30, 1999. The rate in the first half of 2000 was impacted primarily by the write-off of IPR&D and recognition of an intercompany gain on the sale of certain intangible property subject to U.S. taxes in the second quarter. The rate in the first half of 1999 was impacted by write-offs relating to IPR&D, SEEQ merger costs and restructuring charges during the second quarter. Our effective rate can be above or below the U.S. statutory rate primarily due to non-deductible IPR&D, merger and restructuring charges, and the recognition of taxable gains offset in part by earnings of our foreign subsidiaries taxed at lower rates and the utilization of prior loss carryovers and other tax credits.

    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. In April 1998, the Accounting Standards Executive Committee ("AcSEC") released Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-up Activities." The SOP became effective for fiscal years beginning after December 15, 1998 and required companies to expense all costs incurred or unamortized in connection with start-up activities. Accordingly, we expensed the unamortized preproduction balance of $91.8 million associated with the Gresham manufacturing facility in Oregon, net of tax, on January 1, 1999 and have presented it as a cumulative effect of a change in accounting principle in accordance with SOP No. 98-5.

FINANCIAL CONDITION AND LIQUIDITY

    Cash, cash equivalents and short-term investments increased $281.2 million or 43% to $942.5 million as of June 30, 2000 from $661.3 million as of December 31, 1999. The increase was primarily a result of proceeds from issuance of the 2000 Convertible Notes, net of repayment of the existing debt, and proceeds from our employee stock option and purchase plans, partially offset by capital expenditures and cash paid for the acquisition of non-public technology companies. (See Note 2 of the Notes). The increase was also attributable to proceeds from the sale of marketable equity securities in the open market. In the third quarter of 1999, we adopted a program of regular selling of marketable equity securities. Short-term investments include $60 million of marketable equity securities which we plan to sell within the next 12 months. (See Note 5 of the Notes.)

    WORKING CAPITAL. Working capital increased $499.4 million or 61% to $1,312.4 million as of June 30, 2000 from $813.0 million as of December 31, 1999. The increase was primarily a result of the following factors:

    - $236.7 million higher short-term investments primarily attributable to $198.7 million of purchases of debt and equity securities, net of sales and maturities, with the proceeds from the 2000 Convertible Notes and $35.0 million of marketable equity securities reclassified from long-term assets as we plan to sell them within the next 12 months;

    - $124.7 million higher net accounts receivable due to increased revenue and the timing of shipments when comparing the second quarter of 2000 to the fourth quarter of 1999. Shipments during the fourth quarter of 1999 were more linear throughout the quarter whereas during the second quarter of 2000, shipments increased towards the end of the quarter;

    - $55.3 million lower current portion of long-term obligations resulting from repayment of the Revolver. (See Note 8 of the Notes.);

    - $42.2 million higher inventory reflects the expectation of continued higher sales in 2000; and

    - $34.5 million higher prepaid expenses and other current assets primarily due to the fixed assets held for sale reclassified to current assets from fixed assets (see Note 3 of the Notes).

    CASH AND CASH EQUIVALENTS PROVIDED BY OPERATING ACTIVITIES. During the first six months of 2000, we generated $131.6 million of net cash and cash equivalents from operating activities compared to $100.3 million generated during the same period in 1999. The increase in net cash and cash equivalents provided by operating activities was primarily attributable to higher net income (before depreciation and amortization, write-off of acquired in-process research and development, write-off of unamortized preproduction costs, non-cash restructuring charges and gains and losses on stock investments) and an increase in accrued and other liabilities. The increase in accrued and other liabilities was primarily attributable to higher income tax payable due to a provision for income taxes for the current period, net of payment and higher accrued interest expense due to the timing of the interest payment.

     The increased net cash from operations during the first six months of 2000 as compared to the same period of 1999 was offset in part by an increase in accounts receivable, prepaid expenses and inventories. The increase in accounts receivable is primarily due to the timing of shipments for the respective periods. The increase in prepaid expenses and other assets was primarily attributable to the fixed assets held for sale reclassified to current assets from fixed assets (see Note 3 of the Notes), an increase in unrealized gains on equity investments (See Note 5 of the Notes), capitalized software, intellectual property and capitalized premiums on currency option contracts, net of amortization, during the period. Option premiums are amortized over the lives of the contracts (See Note 6 of the Notes). The increase in inventories reflects the expectation of continued higher sales in 2000.

    CASH AND CASH EQUIVALENTS USED IN INVESTING ACTIVITIES. Net cash and cash equivalents used in investing activities was $280.1 million during the first six months of 2000, compared to $109.0 million in the same period of 1999. The increase in net cash used in investing activities was primarily attributable in part to higher purchases of debt and equity securities available-for-sale and others, net of maturities and sales. The increase was also attributable to higher capital expenditures and the acquisition of non-public technology companies (See Note 2 of the Notes).

     We believe that maintaining technological leadership in the highly competitive worldwide semiconductor industry requires substantial ongoing investment in advanced manufacturing capacity. Net capital additions were $83.5 million during the first six months of 2000 and $28.5 million in the same period of 1999. In order to maintain our position as a technological market leader, we expect to increase the level of capital expenditures to be approximately $550 million to $600 million in 2000 which includes approximately $250 million associated with the master lease and security agreement discussed in Note 13 of the Notes.

    CASH AND CASH EQUIVALENTS PROVIDED BY FINANCING ACTIVITIES. Net cash and cash equivalents provided by financing activities during the first six months of 2000 totaled $199.1 million compared to $8.6 million used in the same period of 1999. The increase was primarily attributable to proceeds from the 2000 Convertible Notes, net of repayment of the Revolver (see Note 8 of the Notes) and higher proceeds from our employee stock option and purchase plans during the period. The increase was offset in part by debt issuance costs paid associated with the 2000 Convertible Notes.

    On February 18, 2000, we issued the 2000 Convertible Notes due in 2005. The 2000 Convertible Notes are subordinated to all existing and future senior debt, are convertible at anytime following issuance into shares of our common stock at a conversion price of $70.2845 per share and are redeemable at our option, in whole or in part, at any time on or after February 20, 2003. Each holder of the 2000 Convertible Notes has the right to cause us to repurchase all of such holder's convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of certain events and in certain circumstances. Interest is payable semiannually. We paid approximately $15.3 million for debt issuance costs related to the 2000 Convertible Notes. The debt issuance costs are being amortized using the interest method. We used the net proceeds from the 2000 Convertible Notes to repay bank debt outstanding with a balance of $380 million as of December 31, 1999. (See Note 8 of the Notes.) The remaining balance of the proceeds was used to augment our growing cash position and to further strengthen our liquidity position.

    During March of 1999, we issued the 1999 Convertible Notes due in 2004. The 1999 Convertible Notes are subordinated to all existing and future senior debt, are convertible in 60 days following issuance into shares of our common stock at a conversion price of $15.6765 per share and are redeemable at our option, in whole or in part, at any time on or after March 20, 2002. Each holder of the 1999 Convertible Notes has the right to cause us to repurchase all of such holder's convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of certain events and in certain circumstances. Interest is payable semiannually. We paid approximately $9.5 million for debt issuance costs related to the 1999 Convertible Notes. The debt issuance costs are being amortized using the interest method. We used the net proceeds from the 1999 Convertible Notes to repay existing debt obligations. (See Note 8 of the Notes.)

    In accordance with the terms of our existing credit arrangement, we must comply with certain financial covenants related to profitability, tangible net worth, liquidity, senior debt leverage, debt service coverage and subordinated indebtedness. As of June 30, 2000, we were in compliance with these covenants.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 pursuant to the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 by one year. Upon adoption of SFAS No. 133, the Company will be required to adjust hedging instruments to fair value in the balance sheet, and recognize the offsetting gain or loss as transition adjustments to be reported in net income or other comprehensive income, as appropriate, and presented in a manner similar to the cumulative effect of a change in accounting principle. In June 2000, the FASB issued SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 138 amends certain terms and conditions of SFAS 133. We will adopt SFAS No. 133 and 138 in our quarter ending March 31, 2001. While the Company believes the adoption of the statements will not have a significant effect on the Company's results of operations, the impact of the adoption of SFAS No. 133 and 138 as of the effective date cannot be reasonably estimated at this time.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, ("SAB 101"), "Revenue Recognition" in Financial Statements. SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management does not expect the adoption of SAB 101 to have a material effect on the Company's operations or financial position.


    In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." This interpretation clarifies (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option plan or award, and
(d) the accounting for an exchange of stock compensation awards in business combination. FIN 44 is effective July 1, 2000, however certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no significant changes in the market risk disclosures during the three month period ended June 30, 2000 as compared to the discussion in Part II of our Annual Report on Form 10-K for the year ended December 31, 1999.

                                     PART II


ITEM 1. LEGAL PROCEEDINGS

        Reference is made to Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 for a discussion of certain pending legal proceedings. The information provided at such reference regarding those matters remains unchanged except as explained below. The pending litigation initiated by the Lemelson Medical, Education & Research Foundation, Limited Partnership against certain electronics industry companies, including LSI, that was described in the Company's prior reports has moved into the discovery phase. These activities are ongoing and, as of yet, no trial date has been set. In addition, the Company is a party to other litigation matters and claims which are normal in the course of its operations. The Company continues to believe that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing parties, with the potential for having an adverse effect on the Company's financial position or its results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders of LSI Logic Corporation was held on May 4, 2000 in Colorado Springs, Colorado. Proxies representing 282,278,011 shares of common stock or 93% of the total outstanding shares were voted at the meeting. The table below presents the voting results of election of the Company's Board of Directors:

                             Votes For                Votes Withheld
                             ---------                --------------
Wilfred J. Corrigan          281,306,363                 971,648
T.Z. Chu                     281,288,864                 989,147
Malcolm R. Currie            281,238,801               1,039,210
James H. Keyes               281,318,378                 959,633
R. Douglas Norby             281,315,161                 962,850
Matthew J. O'Rourke          281,204,140               1,073,871



    The stockholders approved an amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 1,300,000,000 shares. The proposal received 242,183,233 affirmative votes, 39,011,226 negative votes, 1,079,172 abstentions and 4,380 broker non-votes.

    The stockholders approved an amendment to the Amended and Restated Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance thereunder by 1,500,000. The proposal received 268,820,358 affirmative notes, 12,489,976 negative votes, 963,297 abstentions, and 4,380 broker non-votes.

    The stockholders approved an amendment to the 1991 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder by 10,000,000. The proposal received 180,707,507 affirmative votes, 97,510,114 negative votes, 1,056,010 abstentions, and 4,380 broker non-votes.

    The stockholders approved the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year 2000. The proposal received 280,982,772 affirmative votes, 421,770 negative votes, 869,089 abstentions, and 4,380 broker non-votes.

ITEM 5.  OTHER INFORMATION

    Proposals of stockholders intended to be presented at the Company's 2001 annual meeting of stockholders must be received at the Company's principal executive offices not later than November 24, 2000 in order to be included in the Company's proxy statement and form of proxy relating to the 2001 annual meeting.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    27.1   Financial Data Schedules

(b) Reports on Form 8-K

    On May 24, 2000, pursuant to Item 5 to report information set forth in the Registrant's press release dated May 22, 2000.

On July 26, 2000, pursuant to Item 5 to report information set forth in the Registrant's press release dated July 25,2000.

    On July 28, 2000, pursuant to Item 5 to report information set forth in the Registrant's press release dated July 17, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LSI LOGIC CORPORATION
                                     (Registrant)

Date: August 15, 2000                By  /s/ R. Douglas Norby
                                         ----------------------------------
                                                 R. Douglas Norby
                                         Executive Vice President Finance &
                                              Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER                     DESCRIPTION
 --------                   -----------
   27.1           Financial Data Schedule
