Form 10-Q
period 2000-10-01
LSI LOGIC CORP
filed 2000-11-15
CIK 703360

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED OCTOBER 1, 2000

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO ________

                         COMMISSION FILE NUMBER: 0-11674

                                 ---------------

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

                                 ---------------

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

        As of October 30, 2000, there were 319,293,484 of the registrant's Common Stock, $.01 par value, outstanding.

                              LSI LOGIC CORPORATION
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                      INDEX


                                                                                                              PAGE
                                                                                                               NO.
                                                                                                              ----
                         PART I . FINANCIAL INFORMATION

Item 1    Financial Statements

                  Consolidated Condensed Balance Sheets - September 30, 2000 and December 31, 1999              3

                  Consolidated Condensed Statements of Operations - Three Months and Nine Month Periods
                        Ended September 30, 2000 and 1999                                                       4

                  Consolidated Condensed Statements of Cash Flows - Nine Month Periods Ended
                        September 30, 2000 and 1999                                                             5

                  Notes to Consolidated Condensed Financial Statements                                          6

Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations                 20

Item 3   Quantitative and Qualitative Disclosures About Market Risk                                            36


                           PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                                                                     37

Item 6   Exhibits and Reports on Form 8-K                                                                      37

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              LSI LOGIC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                                             September 30,       December 31,
 (In thousands, except per-share amounts)                                        2000                 1999
                                                                             -------------       -------------
ASSETS
Cash and cash equivalents                                                     $   318,181         $  250,603
Short-term investments                                                            766,306            410,730
Accounts receivable, less allowances of $9,156 and $11,346                        456,608            275,620
Inventories                                                                       289,563            243,896
Deferred tax assets                                                                66,362             66,212
Prepaid expenses and other current assets                                          62,911             41,223
                                                                              -----------         ----------

     Total current assets                                                       1,959,931          1,288,284
Property and equipment, net                                                     1,208,280          1,323,501
Goodwill and other intangibles                                                    506,798            293,631
Other assets                                                                      335,265            301,189
                                                                              -----------         ----------
     Total assets                                                             $ 4,010,274         $3,206,605
                                                                              ===========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                              $   191,055         $  189,293
Accrued salaries, wages and benefits                                               87,647             77,277
Other accrued liabilities                                                         180,650            110,229
Income tax payable                                                                103,315             41,536
Current portion of long-term obligations                                            1,228             56,996
                                                                              -----------         ----------
     Total current liabilities                                                    563,895            475,331
                                                                              -----------         ----------

Deferred tax liabilities                                                           82,405             75,771
Other long-term obligations                                                       975,321            793,461
                                                                              -----------         ----------
     Total long-term obligations and deferred tax liabilities                   1,057,726            869,232
                                                                              -----------         ----------

Commitments and contingencies (Note 13)
Minority interest in subsidiaries                                                   5,998              6,210
                                                                              -----------         ----------

Stockholders' equity:
Preferred shares; $.01 par value; 2,000 shares authorized                              --                 --
Common stock; $.01 par value; 1,300,000 shares authorized; 319,012 and
   299,572 shares outstanding                                                       3,190              2,996
Additional paid-in capital                                                      1,806,596          1,271,093
Deferred compensation (Note 2)                                                   (182,457)                --
Retained earnings                                                                 610,467            435,552
Accumulated other comprehensive income                                            144,859            146,191
                                                                              -----------         ----------
     Total stockholders' equity                                                 2,382,655          1,855,832
                                                                              -----------         ----------
     Total liabilities and stockholders' equity                               $ 4,010,274         $3,206,605
                                                                              ===========         ==========

See notes to unaudited consolidated condensed financial statements.

                              LSI LOGIC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    Three Months Ended                   Nine Months Ended
                                                                      September 30,                        September 30,
                                                               ---------------------------         -------------------------------
 (In thousands, except per share amounts)                         2000              1999              2000                 1999
                                                               ---------         ---------         -----------         -----------
Revenues                                                       $ 727,578         $ 539,959         $ 1,987,092         $ 1,504,588
                                                               ---------         ---------         -----------         -----------
Costs and expenses:
   Cost of revenues                                              412,808           325,785           1,146,286             942,074
   Research and development                                      101,669            71,878             268,699             223,447
   Selling, general and administrative                            79,099            66,881             224,418             191,153
   Acquired in-process research and development                   54,155                --              70,488               4,600
   Restructuring of operations and other
      non-recurring charges                                           --            (7,934)              2,781              (2,063)
   Amortization of non-cash deferred stock compensation(*)        19,179                --              19,179                  --
   Amortization of intangibles                                    21,977            11,767              47,633              34,789
                                                               ---------         ---------         -----------         -----------
      Total costs and expenses                                   688,887           468,377           1,779,484           1,394,000
                                                               ---------         ---------         -----------         -----------

Income from operations                                            38,691            71,582             207,608             110,588
Interest expense                                                 (10,176)           (9,404)            (31,392)            (29,604)
Interest income and other, net                                    18,709             4,855              37,345               9,050
Gain on sale of equity securities                                 15,309             2,151              64,795               2,151
                                                               ---------         ---------         -----------         -----------

Income before income taxes and cumulative                         62,533            69,184             278,356              92,185
   effect of change in accounting principle
Provision for income taxes                                        44,437            17,260             103,441              26,420
                                                               ---------         ---------         -----------         -----------

Income before cumulative effect of change in                      18,096            51,924             174,915              65,765
   accounting principle
Cumulative effect of change in accounting principle                   --                --                  --             (91,774)
                                                               ---------         ---------         -----------         -----------
Net income/(loss)                                              $  18,096         $  51,924         $   174,915         $   (26,009)
                                                               =========         =========         ===========         ===========

Basic earnings per share:
   Income before cumulative effect of change
      in accounting principle                                  $    0.06         $    0.18         $      0.57         $      0.23
                                                               =========         =========         ===========         ===========
   Cumulative effect of change in accounting
      Principle                                                       --                --                  --               (0.32)
                                                               ---------         ---------         -----------         -----------
   Net income/(loss)                                           $    0.06         $    0.18         $      0.57         $     (0.09)
                                                               =========         =========         ===========         ===========

Dilutive earnings per share:
   Income before cumulative effect of change
      in accounting principle                                  $    0.06         $    0.16         $      0.52         $      0.22
                                                               =========         =========         ===========         ===========
   Cumulative effect of change in accounting
      Principle                                                       --                --                  --               (0.31)
                                                               ---------         ---------         -----------         -----------
   Net income/(loss)                                           $    0.06         $    0.16         $      0.52         $     (0.09)
                                                               ---------         ---------         -----------         -----------

Shares used in computing per share amounts:
   Basic                                                         314,038           293,534             308,304             291,028
                                                               =========         =========         ===========         ===========
   Dilutive                                                      355,732           332,942             353,322             304,046
                                                               =========         =========         ===========         ===========

(*) Amortization of non-cash deferred stock compensation, if not shown separately, of $80, $13,472 and $5,627 would have been included in cost of revenues, research and development and selling, general and administrative expenses respectively for the three months and nine months ended September 30, 2000.

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              LSI LOGIC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                  -----------------------------
 (In thousands)                                                                      2000                1999
                                                                                  -----------         ---------
Operating activities:
Net income/(loss)                                                                 $   174,915         $ (26,009)
Adjustments:
     Depreciation and amortization                                                    292,172           269,267
     Amortization of non-cash deferred compensation                                    19,179                --
     Write-off of unamortized preproduction costs                                          --            97,356

     Acquired in-process research and development                                      70,488             4,600
     Non-cash restructuring charges, net                                                2,781            (7,107)
     Gain on sale of equity securities                                                (64,795)           (2,151)
     Changes in:
          Accounts receivable                                                        (178,952)         (111,017)
          Inventories                                                                 (44,745)          (31,848)
          Prepaid expenses and other assets                                           (56,934)            9,655
          Accounts payable                                                              1,954             6,549
          Accrued and other liabilities                                               127,037            22,901
                                                                                  -----------         ---------
     Net cash provided by operating activities                                        343,100           232,196
                                                                                  -----------         ---------

Investing activities:
     Purchase of debt and equity securities available-for-sale                     (1,014,639)         (353,776)
     Maturities and sales of debt and equity securities available-for-sale            699,474           188,756
     Purchases of equity securities                                                   (17,035)               --

     Proceeds from sales of stock investments                                          62,163                --
     Acquisition of non-public technology companies                                   (47,017)           (6,779)
     Purchases of property and equipment, net of retirement                          (120,218)         (104,795)
                                                                                  -----------         ---------
     Net cash used in investing activities                                           (437,272)         (276,594)
                                                                                  -----------         ---------

Financing activities:
     Proceeds from borrowings                                                         500,000           345,000
     Repayment of debt obligations                                                   (376,357)         (368,738)
     Debt issuance costs                                                              (15,300)           (9,488)
     Issuance of common stock, net                                                    109,627            48,786
     Purchase of common stock under repurchase program                                (49,296)               --
                                                                                  -----------         ---------
     Net cash provided by financing activities                                        168,674            15,560
                                                                                  -----------         ---------

Effect of exchange rate changes on cash and cash equivalents                           (6,924)            4,509
                                                                                  -----------         ---------
Increase/(decrease) in cash and cash equivalents                                       67,578           (24,329)
                                                                                  -----------         ---------
Cash and cash equivalents at beginning of period                                      250,603           210,306
                                                                                  -----------         ---------
Cash and cash equivalents at end of period                                        $   318,181         $ 185,977
                                                                                  ===========         =========


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

        For financial reporting purposes, the Company reports on a 13 or 14 week quarter with a year ending December 31. For presentation purposes, the consolidated condensed financial statements refer to the quarter's calendar month end for convenience. The results of operations for the quarter ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 -ACQUISITIONS

ACQUISITION OF DATAPATH:

        On July 14, 2000, LSI acquired DataPath Systems, Inc. ("DataPath"), a privately held supplier of communications chips for broadband, data networking and wireless applications, pursuant to the terms of the Agreement and Plan of Reorganization and Merger. DataPath's stockholders received 0.4269 shares of the Company's common stock for each DataPath share. Accordingly, the Company issued approximately 7.5 million shares of its common stock for all the outstanding common shares of DataPath common stock. Additionally, outstanding options to acquire DataPath common stock as of the acquisition date were converted to options to acquire approximately 1.6 million shares of the Company's common stock. The acquisition of DataPath is expected to enhance the Company's standard product offerings in the Semiconductor segment.

        The acquisition was accounted for as a purchase. Accordingly, the results of operations of DataPath and estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated condensed financial statements as of July 14, 2000, the effective date of the purchase, through the end of the period. There are no significant differences between the accounting policies of the Company and DataPath.

        The total purchase price for DataPath was $421 million which includes deferred compensation on unvested options and stock awards assumed as part of the purchase. On July 1, 2000, FASB Interpretation ("FIN") No. 44, "Accounting For Certain Transactions Involving Stock Compensation" was adopted by the Company. The acquisition of DataPath closed on July 14, 2000, after the effective date of the new interpretation. In accordance with FIN No. 44, the intrinsic value of the options and restricted awards assumed as part of the transaction and not vested as of the closing date was recorded as deferred compensation to be amortized over the respective vesting periods of the options and awards. For presentation purposes, the deferred compensation on restricted stock awards and unvested options are included in the components of purchase price noted below.

        The components of purchase price are as follows:

                                 (in thousands)

Fair value of common shares issued        $345,914
Fair value of options assumed               66,475
Direct acquisition costs                     8,436
                                          --------
Total purchase price                      $420,825
                                          ========

        The fair value of common shares issued was determined using a price of approximately $46.11 per share which represents the average closing stock price for the period two days before and after the date the number of LSI common shares to be issued was fixed. The fair value of common shares issued includes approximately $133.3 million of deferred stock compensation associated with approximately 2.3 million restricted common shares which were assumed as part of the transaction. The value of the restricted shares was determined using the closing stock price on July 14, 2000, the date the acquisition was consummated. The deferred compensation was included as a component of stockholders' equity and will be amortized over the vesting period of the awards of two to three years.

        The fair value of the options assumed was determined using the Black-Scholes value. The fair value includes approximately $68.3 million of deferred stock compensation associated with the intrinsic value of unvested options using the closing stock price on the date the transaction was consummated. The deferred compensation was included as a component of stockholders' equity and will be amortized over the remaining vesting period of the options ranging from two to four years.

        Direct acquisition costs consist of investment banking, legal and accounting fees.

        The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows:

                                 (In thousands)

Fair value of tangible net liabilities acquired               $  (6,383)
In-process research and development                              54,155
Other current technology                                         17,438
Excess of purchase price over net assets acquired               153,978
                                                              ---------
Total purchase price excluding deferred compensation            219,188
                                                              ---------
Total deferred compensation                                     201,637
                                                              ---------
Total purchase price                                          $ 420,825
                                                              ---------


In-process research and development:

        In connection with the purchase of DataPath, the Company recorded a $54.2 million charge to in-process research and development during the third quarter of 2000. The amount was determined by identifying research projects for which technological feasibility had not been established and for which no alternative future uses existed. As of the acquisition date, there were various projects that met the above criteria. The majority of the projects identified consist of Read Channel, Asynchronous Digital Subscriber Line ("ADSL") and Tuner technologies.

        The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The percentage of completion for the projects was determined using milestones representing estimates of effort, value added and degree of difficulty of the portion of the projects completed as of July 14, 2000, as compared to the total research and development to be completed to bring the projects to technological feasibility. The development process is grouped into three phases with each phase containing between one and five milestones. The three phases are (i) researching the market requirements and the engineering architecture and feasibility studies, (ii) design and verification milestones, and (iii) prototyping and testing the product (both internal and customer testing). As of July 14, 2000, the Company estimated the projects were approximately 50%, 65% and 75% complete for Read Channel, ADSL and Tuner technologies, respectively.

        Development of the technology remains a substantial risk to the Company due to factors including the remaining effort to achieve technological feasibility, rapidly changing customer markets and competitive threats from other companies. Additionally, the value of other intangible assets acquired may become impaired.

Useful life of intangible assets:

        The amount allocated to current technology and residual goodwill is being amortized over their estimated weighted average useful life of six years using the straight-line method.

ACQUISITION OF A DIVISION OF NEOMAGIC:

        On April 13, 2000, the Company entered into an Asset Purchase Agreement (the "Agreement") with Neomagic Corporation ("Neomagic"). Under the Agreement, the Company acquired certain tangible and intangible assets from Neomagic which includes NeoMagic's optical read-channel mixed-signal design team and RF intellectual property. The acquisition is intended to enhance and accelerate the Company's set-top decoder product offerings in the Semiconductor segment. The Company offered employment to former Neomagic engineers in the United States and United Kingdom. The acquisition was accounted for as a purchase. Accordingly, the results of operations and the estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated condensed financial statements as of April 13, 2000, the effective date of the purchase.

        The Company paid approximately $15.4 million in cash which included direct acquisition costs of $0.2 million for investment banking, legal and accounting fees. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows:

                                 (In thousands)

Fair value of tangible net assets acquired               $ 1,294
In-process research and development                        6,400
Other current technology                                   3,800
Assembled workforce                                        2,000
Excess of purchase price over net assets acquired          1,871
                                                         -------
                                                         $15,365
                                                         =======

In-process research and development:

        In connection with the asset purchase from Neomagic, the Company recorded a $6.4 million charge to in-process research and development during the second quarter of 2000. The amount was determined by identifying research projects for which technological feasibility had not been established and for which no alternative future uses existed. As of the acquisition date, there was only one project that met the above criteria. The project was for development of a 2-chip controller chipset.

        The value of the project identified to be in progress was determined by estimating the future cash flows from the project once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The percentage of completion for the project was determined based on research and development expenses incurred as of April 13, 2000 for the project as a percentage of total research and development expenses to bring the project to technological feasibility. Development of the 2-chip controller chipset started in December of 1999. As of April 13, 2000, the Company estimated that the project was 68% complete.

        Development of the technology remains a substantial risk to the Company due to factors including the remaining effort to achieve technological feasibility, rapidly changing customer markets and competitive threats from other companies. Additionally, the value of other intangible assets acquired may become impaired.

Useful life of intangible assets:

        The amount allocated to current technology, assembled workforce and residual goodwill is being amortized over their estimated weighted average useful life of six years using the straight-line method.

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

        The Company paid approximately $22.2 million in cash which included direct acquisition costs of $0.2 million for investment banking, legal and accounting fees. The total purchase price was allocated to the estimated fair value of assets acquired based on independent appraisals and management estimates as follows:

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

        The value of the one project identified to be in progress was determined by estimating the future cash flows from the project once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The percentage of completion for the project was determined based on research and development expenses incurred as of April 27, 2000 for the project as a percentage of total research and development expenses to bring the project to technological feasibility. Development of the SAN appliance was started in January of 1999. As of April 27, 2000, the Company estimated that the project was 90% complete.

        Development of the technology remains a substantial risk to the Company due to factors including the remaining effort to achieve technological feasibility, rapidly changing customer markets and competitive threats from other companies. Additionally, the value of other intangible assets acquired may become impaired.

Useful life of intangible assets:

        The amount allocated to current technology, assembled workforce and residual goodwill is being amortized over their estimated weighted average useful life of six years using the straight-line method.

ACQUISITION OF INTRASERVER TECHNOLOGY, INC.:

        On May 26, 2000, LSI acquired Intraserver Technology, Inc. ("Intraserver") pursuant to the terms of the Agreement and Plan of Reorganization and Merger. Intraserver's stockholders received 2.2074 shares of the Company's common stock for each Intraserver share. Accordingly, the Company issued approximately 1.2 million shares of its common stock for all the outstanding common shares of Intraserver common stock. Additionally, outstanding options to acquire Intraserver common stock as of the acquisition date were converted to options to acquire approximately 0.2 million shares of the Company's common stock. The acquisition of Intraserver is expected to enhance the Company's host adapter board and other product offerings in the network computing and communications markets in the Semiconductor segment.

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
                                          -------
                                          $62,889
                                          =======

        The fair value of common shares issued was determined using a price of $45.83 per share which represents the average closing stock price for the period two days before and after the date the number of LSI common shares to be issued was fixed. The fair value of the options assumed was determined using the Black-Scholes value. Direct acquisition costs consist of investment banking, legal and accounting fees.

        The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows:

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

        The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The percentage of completion for the projects was determined using milestones representing estimates of effort, value added and degree of difficulty of the portion of the projects completed as of May 26, 2000, as compared to the total research and development to be completed to bring the projects to technological feasibility. The development process is grouped into three phases with each phase containing between one and five milestones. The three phases are (i) researching the market requirements and the engineering architecture and feasibility studies, (ii) design and verification milestones, and (iii) prototyping and testing the product (both internal and customer testing). Development of Intraserver's projects started primarily in January of 2000. As of May 26, 2000, the Company estimated the projects were approximately 58% complete in aggregate (ranging from 20% to 95%).

        Development of the technology remains a substantial risk to the Company due to factors including the remaining effort to achieve technological feasibility, rapidly changing customer markets and competitive threats from other companies. Additionally, the value of other intangible assets acquired may become impaired.

Useful life of intangible assets:

        The amount allocated to current technology, trademarks, assembled workforce and residual goodwill is being amortized over their estimated weighted average useful life of six years using the straight-line method.

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

        The following table sets forth the SEEQ restructuring reserves as of June 22, 1999, the merger date, and activity against the reserve since then:

                                                   Balance                             Balance                           Balance
 (In thousands)                                 June 22, 1999       Utilized      December 31, 1999    Utilized       March 31, 2000
                                                -------------       --------      -----------------    --------       --------------
Write-down of fixed assets(a)                      $1,854            $(1,854)            $ --                              $--
Non-cancelable building lease contracts               490                (10)             480             (480)             --
Payments to employees for severance                   516               (516)              --               --              --
                                                   ------            -------             ----            -----             ----
          Total                                    $2,860            $(2,380)            $480            $(480)            $--
                                                   ======            =======             ====            =====             ====

(a) The amount utilized represents a write-down of fixed assets due to impairment. The amount was accounted for as a reduction of the assets and did not result in a liability.

NOTE 4 - LICENSE AGREEMENT

        In the second quarter of 1999, the Company and Silterra Malaysia Sdn. Bhd. (formerly known as Wafer Technology (Malaysia) Sdn. Bhd.) ("Silterra") entered into a technology transfer agreement under which the Company grants licenses to Silterra with respect to certain of the Company's wafer fabrication technologies and provides associated manufacturing training and related services. In exchange, the Company receives cash and equity consideration valued at $120 million over three years for which transfers and obligations of the Company are scheduled to occur. The Company transferred technology to Silterra valued at $6 million for the three month period and $18 million for the nine month period ended September 30, 2000, respectively. The amount was recorded as an offset to the Company's R&D expenses. In addition, the Company provided engineering training with a value of $1 million for the three month period and $3 million for the nine month period ended September 30, 2000, respectively. The amount was recorded as an offset to cost of revenues.


NOTE 5 - INVESTMENTS

        All highly liquid investments purchased with an original maturity of ninety days or less are considered to be cash equivalents and are classified as held-to-maturity. Marketable short-term investments are generally classified and accounted for as available-for-sale. Management determines the appropriate classification of debt and equity securities at the time of purchase and reassesses the classification at each reporting date. Investments in debt and equity securities classified as held-to-maturity are reported at amortized cost plus accrued interest, and securities classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related tax, recorded as a separate component of comprehensive income in stockholders' equity until realized. Interest and amortization of premiums and discounts for debt and equity securities are included in interest income. Gains and losses on securities sold are determined based on the specific identification method and are included in other income. For all investment securities, unrealized losses that are other than temporary are recognized in net income. The Company does not hold these securities for speculative or trading purposes. The Company also holds investments in restricted shares of technology companies. These non-marketable shares are recorded at cost.

        As of September 30, 2000 and December 31, 1999, the Company held $171 million and $55 million of debt securities, respectively, and that were included in cash and cash equivalents and $766 million and $411 million of debt and equity securities, respectively, that were classified as short-term investments on the Company's consolidated balance sheet. Debt securities consisted primarily of U.S. and foreign corporate debt securities, commercial paper, auction rate preferred stock, overnight deposits, certificate of deposit and U.S. government and municipal agency securities. Unrealized holding gains and losses of held-to-maturity securities and available-for-sale debt securities were not significant and accordingly the amortized cost of these securities approximated fair market value at September 30, 2000 and December 31, 1999. Contract maturities of these securities were within one year as of September 30, 2000. Realized gains and losses for held-to-maturity securities and available-for-sale debt securities were not significant for the three month periods ended September 30, 2000 and 1999.

        At September 30, 2000 and December 31, 1999, the Company had marketable equity securities with an aggregate carrying value of $178 million and $153 million, $60 million and $25 million of which were classified as short-term investments on the Company's consolidated balance sheet, respectively. The remaining balance was included in other long-term assets. The unrealized gain of $104 million and $90 million, net of the related tax effect of $56 million and $48 million, on these equity securities was included in accumulated comprehensive income as of September 30, 2000 and December 31, 1999, respectively. In the third quarter of 1999, the Company adopted a program of regular selling of marketable equity securities. During the three and nine month periods ended September 30, 2000, the Company sold equity securities for approximately $16 million and $62 million, respectively, in the open market, realizing a pre-tax gain of approximately $15 million and $58 million, respectively. In addition, the Company realized a pre-tax gain of approximately $7 million associated with equity securities of a certain technology company that was acquired by another technology company during the nine months ended September 30, 2000.

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

        The Company enters into forward contracts to hedge firm asset and liability positions and cash flows denominated in non-functional currencies. The following table summarizes by major currency the forward exchange contracts outstanding as of September 30, 2000 and December 31, 1999. The buy amount represents the U.S. dollar equivalent of commitments to purchase foreign currencies, and the sell amount represents the U.S. dollar equivalent of commitments to sell foreign currencies. Foreign currency amounts were translated at rates current at September 30, 2000 and December 31, 1999. These contracts will expire through June 2001.


                             September 30,         December 31,
(In thousands)                   2000                 1999
                             -------------         ------------
Buy/(Sell):
Japanese Yen                   $ 17,882             $ 22,194
Netherlands Guilder               5,534               43,145
British Pound                     6,575                   --
Euro                             23,162                   --
Japanese Yen                    (18,477)              (3,397)

        These forward contracts are considered identifiable hedges, and recognition of gains and losses is deferred until settlement of the underlying commitments. Realized gains and losses are recorded as other income or expense when the underlying exposure materializes or the hedged transaction is no longer expected to occur. Realized gains and losses included in interest income and other were not significant for the three and nine month periods ended September 30, 2000 and 1999.

        Currency option contracts are treated as hedges of third-party yen revenue exposures. At September 30, 2000, total outstanding purchased currency option contracts were $54 million. These contracts expire in various dates through December 2000. At December 31, 1999, there were no purchased currency option contracts outstanding. Recognition of gains is deferred until the exposure underlying the option is recorded. Option premiums are amortized over the lives of the contracts. Realized gains and losses are recorded as an offset to revenue and were not significant for the three and nine month periods ended September 30, 2000 and 1999. There were no deferred premiums outstanding as of December 31, 1999. The deferred premiums on all outstanding options were $2.3 million as of September 30, 2000, and are included in other current assets.

        During the three month period ended September 30, 2000, the Company hedged its minority equity position in certain publicly traded companies. The hedge took the form of a collar and was constructed as a series of purchased put and sold call options.


NOTE 7 - BALANCE SHEET DETAIL

                                                                          September 30,       December 31,
 (In thousands)                                                               2000                1999
                                                                          -------------       ------------
Inventories:
     Raw materials                                                           $ 30,293            $ 20,294
     Work-in-process                                                          134,979             139,698
     Finished goods                                                           124,291              83,904
                                                                             --------            --------
                                                                             $289,563            $243,896
                                                                             ========            ========


NOTE 8 - DEBT

                                                                          September 30,         December 31,
 (In thousands)                                                               2000                  1999
                                                                          -------------         ------------
Notes payable to banks                                                      $      --             $ 379,823
Convertible Subordinated Notes                                                845,000               345,000
Capital lease obligations                                                       2,641                 3,948
                                                                            ---------             ---------
                                                                              847,641               728,771
Current portion of long-term debt, capital lease obligations and
     Short-term borrowings                                                     (1,228)              (56,996)
                                                                            ---------             ---------

Long-term debt and capital lease obligations                                $ 846,413             $ 671,775
                                                                            =========             =========

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

        In accordance with the terms of its existing credit agreement, the Company must comply with certain financial covenants related to profitability, tangible net worth, liquidity, senior debt leverage, debt service coverage and subordinated indebtedness. As of September 30, 2000 and December 31, 1999, the Company was in compliance with these covenants.


NOTE 9 -RECONCILIATION OF BASIC AND DILUTED EARNINGS PER SHARE

        A reconciliation of the numerators and denominators of the basic and diluted per share amount computations as required by SFAS No. 128 "Earnings Per Share" ("EPS") is as follows:

                                                                       Three Months Ended September 30,
                                             -------------------------------------------------------------------------------------
                                                              2000                                          1999
                                             ---------------------------------------       ---------------------------------------
                                                                           Per-Share                                     Per-Share
(In thousands except per share amounts)      Income*         Shares+        Amount          Income*         Shares+        Amount
                                             --------        -------       ---------       --------        --------      ---------
Basic EPS:
     Net income available to
          Common Stockholders
                                             $ 18,096        314,038        $  0.06        $ 51,924        293,534          $0.18
                                                                            -------                                         -----
     Effect of dilutive securities:
          Stock options and restricted
            stock awards (Note 2)                             19,686                                        17,400

          4 1/4% Convertible
               Subordinated Notes               2,750         22,008                          2,750         22,008
Diluted EPS:
     Net income available to
          Common stockholders                $ 20,846        355,732        $  0.06        $ 54,674        332,942          $0.16
                                                                            -------                                         -----


* Numerator
+ Denominator

        Of the total options outstanding, approximately 10,230,209 shares and 3,894,826 shares were excluded from the computation of diluted shares for the three months ended September 30, 2000 and 1999, respectively, because the exercise prices of these options were greater than the average market price of common shares for the respective three month periods. The exercise price of these options ranged from $40.13 to $60.63 at September 30, 2000 and ranged from $27.53 to $29.44 at September 30, 1999, respectively. For the three months ended September 30, 2000, common equivalent shares of 7,113,944 and interest expense of $3,750,000, net of taxes associated with the 2000 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on earnings per share.

                                                                                Nine Months Ended September 30,
                                                             ------------------------------------------------------------------
                                                                          2000                                1999
                                                             --------------------------------    -------------------------------
                                                                                    Per-Share                          Per-Share
 (In thousands except per share amounts)                     Income*     Shares+     Amount      Income*     Shares+     Amount
                                                             --------    -------    ---------    --------    -------   ---------
Basic EPS:
     Net income before cumulative
          Effect of change in accounting
          Principle                                          $174,915    308,304      $0.57      $ 65,765    291,028     $0.23
                                                                                      -----                              -----
     Cumulative effect of change
          in accounting principle                                  --         --                  (91,774)   291,028     (0.32)
     Net income/(loss) available to
          Common stockholders                                 174,915    308,304       0.57       (26,009)   291,028     (0.09)
                                                                                      -----                              -----
     Effect of dilutive securities:
          Stock options and restricted
            stock awards (Note 2)                                         23,010                              13,018

          4 1/4% Convertible
               Subordinated Notes                               8,248     22,008                       --         --
Diluted EPS:
     Net income before cumulative
          Effect of change in accounting
          Principle (adjusted for assumed
          Conversion of debt)                                 183,163    353,322       0.52        65,765    304,046      0.22
                                                                                      -----                              -----
     Cumulative effect of change in
        Accounting principle                                       --         --                  (91,774)   304,046     (0.31)

     Net income/(loss) available to
          Common stockholders                                $183,163    353,322      $0.52      $(26,009)   304,046    $(0.09)
                                                                                      -----                              -----


* Numerator
+ Denominator

        Options to purchase 6,002,628 and 2,814,120 shares were outstanding at September 30, 2000 and 1999, respectively, but were not included in the calculation of diluted shares for the nine month periods ended September 30, 2000 and 1999 because the exercise prices were greater than the average market price of common shares in each respective period. The exercise price ranges of these options were $52.13 to $72.25 and $20.94 to $29.44 at September 30, 2000 and 1999, respectively. For the nine month period ended September 30, 2000, common equivalent shares of 5,872,237 and interest expense of $9.3 million, net of taxes, associated with the 2000 Convertible Notes (see Note 8) were excluded from the computation of diluted earnings per share as a result of their antidilutive effect on earnings per share. For the nine months ended September 30, 1999, common equivalent shares of 16,035,178 and interest expense of $5.5 million, net of taxes associated with the 1999 Convertible Notes (See Note 8), were excluded from the calculation of diluted shares because of their antidilutive effect on earnings per share.

        On July 28, 2000, the Company's Board of Directors authorized a stock repurchase program in which up to five million shares of the Company's common stock may be repurchased in the open market from time to time. Accordingly, the Company repurchased 1.5 million shares of its common stock from the open market for approximately $49.3 million during the third quarter of 2000. The transactions were recorded as reductions to common stock and additional paid-in capital.


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

                                     Three Months Ended              Nine Months Ended
                                       September 30,                    September 30,
                                   -----------------------        -----------------------
 (In thousands)                     2000            1999            2000            1999
                                   -------        --------        --------        -------
Comprehensive income/(loss)        $13,754        $115,935        $173,583        $53,341
                                   =======        ========        ========        =======


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

        The following is a summary of operations by segment for the three and nine months ended September 30, 2000 and 1999:

                                  Three months ended                 Nine months ended
                                    September 30,                      September 30,
                               ------------------------        ----------------------------
 (In thousands)                  2000            1999              2000              1999
                               --------        --------        ----------        ----------
REVENUES:
     Semiconductor             $618,390        $470,117        $1,696,062        $1,300,271
     SAN Systems                109,188          69,842           291,030           204,317
                               --------        --------        ----------        ----------
          Total                $727,578        $539,959        $1,987,092        $1,504,588
                               ========        ========        ==========        ==========
INCOME FROM OPERATIONS:
     Semiconductor             $ 20,377        $ 64,213        $  169,813        $   90,968
     SAN Systems                 18,314           7,369            37,795            19,620
                               --------        --------        ----------        ----------
          Total                $ 38,691        $ 71,582        $  207,608        $  110,588
                               ========        ========        ==========        ==========

        Intersegment revenues for the periods presented above were not significant. Restructuring of operations and other non-recurring items were included in the Semiconductor segment.

        One customer represented 11% of our total consolidated revenues for each of the three month periods ended September 30, 2000 and 1999. In the Semiconductor segment, there were two customers with revenues representing 11% and 10% of total Semiconductor revenues for the three month period ended September 30, 2000. No customer represented 10% or more of the total revenue in the Semiconductor segment for the three month period ended September 30, 1999. In the SAN Systems segment, there were three customers with revenues representing 35%, 16% and 12% of total SAN Systems revenues for the three month period ended September 30, 2000. In the SAN Systems segment, there were three customers with revenues representing 30%, 28%, and 14% of total SAN Systems revenues for the three month period ended September 30, 1999.

        One customer represented 12% and 10% of our total consolidated revenues for the nine month periods ended September 30, 2000 and 1999, respectively. In the Semiconductor segment, no customer represented 10% or more of total revenues for each of the nine month periods ended September 30, 2000 and 1999. In the SAN Systems segment, there were four customers with revenues representing 29%, 19%, 14% and 12% of total SAN Systems revenues for the nine month period ended September 30, 2000. For the nine month period ended September 30, 1999, there were four customers with revenues representing 29%, 25%, 15% and 10% of total SAN Systems revenues.

        The following is a summary of total assets by segment as of September 30, 2000 and December 31, 1999:

                                               September 30,     December 31,
(In thousands)                                     2000              1999
                                               -------------     ------------
TOTAL ASSETS:
     Semiconductor                             $3,748,767        $3,051,865
     SAN Systems                                  261,507           154,740
                                               ----------        ----------
          Total                                $4,010,274        $3,206,605
                                               ==========        ==========

        Revenues from domestic operations were $453 million, representing 62% of consolidated revenues, for the third quarter of 2000 compared to $313 million, representing 58% of consolidated revenues, for the same period of 1999.

        Revenues from domestic operations were $1,228 million, representing 62% of consolidated revenues, for the nine month period ended September 30, 2000 compared to $904 million, representing 60% of consolidated revenues, for the same period of 1999.

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

NOTE 13 -COMMITMENTS AND CONTINGENCIES

        In March 2000, the Company entered into a master lease and security agreement with a group of companies ("Lessor") for up to $250 million for certain wafer fabrication equipment. Each lease supplement pursuant to the transaction will have a lease term of three years with two consecutive renewal options. The Company may, at the end of any lease term, return, or purchase at a stated amount all the equipment. Upon return of the equipment, the Company must pay the Lessor a termination value. Through September 30, 2000, the Company has drawn down $53 million, $59 million and $46 million as the first, second and third supplement, respectively, pursuant to the agreement. Minimum rental payments under these operating leases, including option periods, are $35.6 million in 2001, $33.7 million in 2002, $29.0 million in 2003, $26.5 million in 2004 and $10.2 million in 2005. Under this lease, the Company is required to maintain compliance with certain financial covenants. The Company was in compliance with these covenants as of September 30, 2000.

NOTE 14 -SUBSEQUENT EVENTS

        On October 31, 2000, the Company announced a definitive agreement to acquire Syntax, Inc., ("Syntax"), a privately held software company based in Seattle, Washington, in a stock transaction valued at approximately $58 million. The acquisition is intended to enhance the power of scalable storage hardware and the flexibility of cross-platform computing software to offer a complete solution for centralized storage management. The acquisition will be accounted for as a purchase and is expected to close during the fourth quarter of 2000.

        On October 23, 2000, the Company entered into an Asset Acquisition Agreement with ParaVoice Technologies, Inc. ("ParaVoice"), a subsidiary of ParaGea Communications, Inc., located in Gaithersburg, Maryland. Under the agreement, the Company acquired certain tangible and intangible assets associated with ParaVoice's Voice over Internet Protocol ("VoIP") and Voice over DSL ("VoDSL") technology for consideration of approximately $38.4 million in cash. The acquisition is intended to combine VoIP and VoDSL technology with the Company's ZSP digital signal processor to offer complete single-chip solutions in the fast-growing global communication market. The acquisition will be accounted for as a purchase and closed during the fourth quarter of 2000.

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

        REVENUE: We operate in two reportable segments: the Semiconductor segment and the Storage Area Network ("SAN") Systems segment. In the Semiconductor segment, we design, develop, manufacture and market integrated circuits, including application-specific integrated circuits, (commonly known in the industry as ASICs), application-specific standard products and related products and services. Semiconductor design and service revenues include engineering design services, licensing of our advanced design tools software, and technology transfer and support services. Our customers use these services in the design of increasingly advanced integrated circuits characterized by higher levels of functionality and performance. In the SAN Systems segment, we design, manufacture, market and support high-performance data storage management and storage systems solutions and a complete line of Redundant Array of Independent Disk ("RAID") systems, subsystems and related software. (See Note 11 of the Notes.)

        Total revenues for the third quarter of 2000 increased $187.6 million or 35% to $727.6 million from $540.0 million for the same period of 1999 on a consolidated basis. We expect revenues to increase 10% in the fourth quarter of 2000 as compared to the third quarter of 2000. Revenues for the Semiconductor segment increased $148.3 million or 32% to $618.4 million for the third quarter of 2000 from $470.1 million for the same period of 1999. A significant factor which contributed to this revenue growth included increased demand for products used in communications and network computing applications, particularly in broadband, networking, consumer and storage components. Revenues for the SAN Systems segment increased $39.3 million or 56% to $109.2 million for the third quarter of 2000 from $69.9 million for the same period of 1999 due to the introduction of new products and continued growth in older ones primarily as a result of rapid growth of the Internet. There were no significant intersegment revenues during the periods presented.

        Total revenues for the nine months ended September 30, 2000 increased $482.5 million or 32% to $1,987.1 million from $1,504.6 million for the same period of 1999 on a consolidated basis. Revenues for the Semiconductor segment increased $395.8 million or 30% to $1,696.1 million for the nine months ended September 30, 2000 from $1,300.3 million for the same period of 1999. A significant factor which contributed to this revenue growth included increased demand for products used in communications applications and network computing applications, particularly in broadband, networking, consumer and storage components. As a result of expected growth of the Internet infrastructure and wireless communications applications, we expect demand for our products used in communications and network computing applications to remain strong for the rest of the year. Revenues for the SAN Systems segment increased $86.7 million or 42% to $291.0 million for the nine months ended September 30, 2000 from $204.3 million for the same period of 1999 due to introduction of new products and continued growth in older ones primarily as a result of rapid growth of the Internet. We expect revenue in the SAN Systems segment to remain strong for the remainder of the year. There were no significant intersegment revenues during the periods presented.

        One customer represented 11% of our total consolidated revenues for each of the three month periods ended September 30, 2000 and 1999. In the Semiconductor segment, there were two customers with revenues representing 11% and 10% of total Semiconductor revenues for the three month period ended September 30, 2000. No customer represented 10% or more of the total revenue in the Semiconductor segment for the three month period ended September 30, 1999. In the SAN Systems segment, there were three customers with revenues representing 35%, 16% and 12% of total SAN Systems revenues for the three month period ended September 30, 2000. In the SAN Systems segment, there were three customers with revenues representing 30%, 28%, and 14% of total SAN Systems revenues for the three month period ended September 30, 1999.

        One customer represented 12% and 10% of our total consolidated revenues for the nine month periods ended September 30, 2000 and 1999, respectively. In the Semiconductor segment, no customer represented 10% or more of total revenues for each of the nine month periods ended September 30, 2000 and 1999. In the SAN Systems segment, there were four customers with revenues representing 29%, 19%, 14% and 12% of total SAN Systems revenues for the nine month period ended September 30, 2000. For the nine month period ended September 30, 1999, there were four customers with revenues representing 29%, 25%, 15% and 10% of total SAN Systems revenues.

        Revenues from domestic operations were $453 million, representing 62% of consolidated revenues, for the third quarter of 2000 compared to $313 million, representing 58% of consolidated revenues, for the same period of 1999.

        Revenues from domestic operations were $1,228 million, representing 62% of consolidated revenues, for the nine month period ended September 30, 2000 compared to $904 million, representing 60% of consolidated revenues, for the same period of 1999.

        OPERATING COSTS AND EXPENSES: Key elements of the consolidated statements of operations, expressed as a percentage of revenues, were as follows:

                                                 Three months ended                 Nine months ended
                                                    September 30,                     September 30,
                                                ---------------------             ---------------------
CONSOLIDATED:                                   2000             1999             2000             1999
                                                ----             ----             ----             ----
Gross profit margin                              43%              40%              42%              37%
Research and development                         14%              13%              14%              15%
Selling, general and administrative              11%              12%              11%              13%
Income from operations                            5%              13%              10%               7%

        Key elements of the statement of operations for the Semiconductor and SAN Systems segments, expressed as a percentage of revenues, were as follows:

                                                 Three months ended                 Nine months ended
                                                    September 30,                     September 30,
                                                ---------------------             ---------------------
SEMICONDUCTOR SEGMENT:                          2000             1999             2000             1999
                                                ----             ----             ----             ----
Gross profit margin                              44%              41%              43%              38%
Research and development                         15%              14%              15%              16%
Selling, general and administrative              11%              13%              11%              13%
Income from operations                            3%              14%              10%               7%

                                                 Three months ended                 Nine months ended
                                                    September 30,                     September 30,
                                                ---------------------             ---------------------
SAN SYSTEMS SEGMENT:                            2000             1999             2000             1999
                                                ----             ----             ----             ----
Gross profit margin                              38%              33%              38%              32%
Research and development                          6%               9%               7%               9%
Selling, general and administrative              13%              11%              13%              10%
Income from operations                           17%              11%              13%              10%


        GROSS MARGIN: We have advanced wafer manufacturing operations in Oregon, Colorado, California and Japan. This allows us to maintain our ability to provide products to customers with minimal disruption in the manufacturing process due to economic and geographic risks associated with each geographic location. During 1999, we entered into a technology transfer agreement with Silterra Malaysia Sdn. Bhd. (formerly known as Wafer Technology (Malaysia) Sdn. Bhd.) ("Silterra") under which we grant licenses to Silterra with respect to certain of our wafer fabrication technologies and provide associated manufacturing training and related services. In exchange, we will receive cash and equity consideration valued at $120.0 million over three years during which transfers and the performance of our obligations are scheduled to occur. (See
Note 4 of the Notes.) During the nine month periods ended September 30, 2000 and 1999, we provided engineering training in accordance with the agreement. The engineering training was valued at $3.0 million and $1 million, respectively and was recorded as a credit to cost of revenues. We will provide an additional $3.0 million of engineering training over the remaining contract term of two years, which will be recorded as a credit to cost of revenues.

        The gross margin percentage increased to 43% in the third quarter of 2000 from 40% in the same period of 1999 on a consolidated basis. The gross margin percentage for the Semiconductor segment was 44% in the third quarter of 2000 compared to 41% in the same period of 1999.

        The gross margin percentage increased to 42% during the nine months ended September 30, 2000 from 37% in the same period of 1999 on a consolidated basis. The gross margin percentage for the Semiconductor segment increased to 43% during the nine months ended September 30, 2000 compared to 38% in the same period of 1999. The increase primarily reflected a combination of the following factors:

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

        The gross margin percentage for the SAN Systems segment was 38% in the third quarter of 2000 compared to 33% in the same period of 1999. The gross margin percentage for the SAN Systems segment was 38% for the nine months ended September 30, 2000 compared to 32% in the same period of 1999. The increase was primarily attributable to the combination of the following factors:

        - Increased revenues in higher margin products in 2000; and

        - Lower manufacturing overhead spending as a percentage of revenue in 2000 compared to the same period of 1999.

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

        Changes in the relative strength of the yen may have a greater impact on our gross margin than other foreign exchange fluctuations due to our wafer fabrication operations in Japan. Although the yen strengthened (the average yen exchange rate for the third quarter of 2000 and the nine month period ended September 30, 2000 appreciated 3% and 8%, respectively, from the same periods of
1999), the effect on gross margin and net income was not significant because yen-denominated sales offset a substantial portion of yen-denominated costs during the period. Moreover, we hedged a portion of our remaining yen exposure. (See Note 6 of the Notes.) Future changes in the relative strength of the yen or mix of foreign-denominated revenues and costs could have a significant effect on our gross margin or operating results.

        RESEARCH AND DEVELOPMENT: Research and development ("R&D") expenses increased $29.8 million or 41% to $101.7 million during the third quarter of 2000 as compared to $71.9 million during the same period of 1999 on a consolidated basis. R&D expenses for the Semiconductor segment increased $29.0 million or 44% to $94.9 million in the third quarter of 2000 from $65.9 million in the same period of 1999. The increase was primarily attributable to an increase in compensation expenses.

        R&D expenses increased $45.2 million or 20% to $268.7 million during the nine months ended September 30, 2000 as compared to $223.5 million during the same period of 1999 on a consolidated basis. R&D expenses for the Semiconductor segment increased $44.0 million or 21% to $248.8 million during the nine months ended September 30, 2000 from $204.8 million in the same period of 1999.

        The year-to-date increase was primarily attributable to expenditures related to the continued development of advanced sub-micron products and process technologies and increased compensation expenses. The increase was offset in part by a $18.0 million research and development benefit associated with a technology transfer agreement entered into with Silterra in Malaysia during 1999. (See Note 4 of the Notes.) A benefit of $9.0 million was recorded during the nine month period ended September 30, 1999. We will receive an additional $32.0 million in cash from Silterra over the remaining contract term of approximately two years as consideration for technology to be transferred. The benefit will be recorded to research and development.

        R&D expenses for the SAN Systems segment increased $0.8 million or 13% to $6.8 million in the third quarter of 2000 from to $6.0 million in the same period of 1999. R&D expenses for the SAN Systems segment increased $1.2 million or 6% to $19.9 million during the nine months ended September 30, 2000 from $18.7 million in the same period of 1999. The increase is primarily attributable to increased compensation expenses.

        As a percentage of revenues, R&D expenses increased to 14% in the third quarter of 2000 from 13% in the same period of 1999 on a consolidated basis. R&D expenses as a percentage of revenues for the Semiconductor segment increased to 15% in the third quarter of 2000 from 14% in the same period of 1999. R&D expenses as a percentage of revenues for the SAN Systems segment decreased to 6% in the third quarter of 2000 from 9% in the same period of 1999.

        As a percentage of revenues, R&D expenses decreased to 14% during the nine months ended September 30, 2000 from 15% in the same period of 1999 on a consolidated basis. R&D expenses as a percentage of revenues for the Semiconductor segment decreased to 15% during the nine months ended September 30, 2000 from 16% in the same period of 1999. R&D expenses as a percentage of revenues for the SAN Systems segment also decreased to 7% during the nine months ended September 30, 2000 from 9% in the same period of 1999.

        As we continue our commitment to technological leadership in our markets, we are targeting our R&D investment in 2000 to be approximately 14% of revenues on a consolidated basis.

        SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative ("SG&A") expenses increased $12.2 million or 18% to $79.1 million during the third quarter of 2000 as compared to $66.9 million in the same period of 1999 on a consolidated basis. SG&A expenses for the Semiconductor segment increased $5.9 million or 10% to $65.3 million in the third quarter of 2000 from $59.4 million in the same period of 1999. SG&A expenses for the SAN Systems segment increased $6.3 million or 84% to $13.8 million in the third quarter of 2000 from $7.5 million in the same period of 1999. The increase in SG&A was primarily attributable to an increase in compensation and commission expenses for sales personnel.

        SG&A expenses increased $33.3 million or 17% to $224.4 million during the nine months ended September 30, 2000 as compared to $191.1 million in the same period of 1999 on a consolidated basis. SG&A expenses for the Semiconductor segment increased $17.2 million or 10% to $188.0 million in the nine months ended September 30, 2000 from $170.8 million in the same period of 1999. SG&A expenses for the SAN Systems segment increased $16.1 million or 79% to $36.4 million in the nine months ended September 30, 2000 from $20.3 million in the same period of 1999. The increase in SG&A was primarily attributable to an increase in compensation and commission expenses for sales personnel.

        As a percentage of revenues, SG&A expenses decreased to 11% in the third quarter of 2000 from 12% in the same period of 1999 on a consolidated basis. SG&A expenses as a percentage of revenues for the Semiconductor segment decreased to 11% in the third quarter of 2000 from 13% in the same period of 1999. SG&A expenses as a percentage of revenues for the SAN Systems segment increased to 13% in the third quarter of 2000 from 11% in the same period of 1999.

        As a percentage of revenues, SG&A expenses decreased to 11% in the nine months ended September 30, 2000 from 13% in the same period of 1999 on a consolidated basis. SG&A expenses as a percentage of revenues for the Semiconductor segment decreased to 11% in the nine months ended September 30, 2000 from 13% in the same period of 1999. SG&A expenses as a percentage of revenues for the SAN Systems segment increased to 13% in the nine months ended September 30, 2000 from 10% in the same period of 1999. We expect that SG&A expenses as a percentage of revenues will remain approximately at 11% of revenues on a consolidated basis in 2000.

        ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT: During the three months ended September 30, 2000, we recorded a $54.2 million in-process research and development ("IPR&D") charge associated the acquisition of DataPath Systems, Inc. During the nine months ended September 30, 2000, we recorded a $70.5 million IPR&D charge associated with the acquisitions of DataPath Systems, Inc., Intraserver Technology, Inc. and the purchase of divisions of Neomagic Inc., and Cacheware, Inc. During the nine months ended September 30, 1999, we recorded a $4.6 million IPR&D charge associated with the acquisition of ZSP Technology, Inc. See additional information provided below.

        The amounts of IPR&D were determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed as of the respective acquisition dates.

DataPath Systems, Inc.:

        On July 14, 2000, LSI acquired DataPath Systems, Inc. ("DataPath"), a privately held supplier of communications chips for broadband, data networking and wireless applications, pursuant to the terms of the Agreement and Plan of Reorganization and Merger. DataPath's stockholders received 0.4269 shares of the Company's common stock for each DataPath share. Accordingly, the Company issued approximately 7.5 million shares of its common stock for all the outstanding common shares of DataPath common stock. Additionally, outstanding options to acquire DataPath common stock as of the acquisition date were converted to options to acquire approximately 1.6 million shares of the Company's common stock. The acquisition of DataPath is expected to enhance the Company's standard product offerings in the communications market in the Semiconductor segment.

        The total purchase price for DataPath was $421 million which includes deferred compensation on unvested options and stock awards assumed as part of the purchase. The acquisition was accounted for as a purchase. (See Note 2 of the Notes). Accordingly, the results of operations of DataPath and estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated condensed financial statements as of July 14, 2000, the effective date of the purchase, through the end of the period. On July 1, 2000, we adopted FASB Interpretation ("FIN") No.44, "Accounting For Certain Transactions Involving Stock Compensation". The acquisition of DataPath closed on July 14, 2000, after the effective date of the new interpretation. In accordance with FIN No. 44, the intrinsic value of the options and restricted awards assumed as part of the transaction and not vested as of the closing date was recorded as deferred compensation to be amortized over the respective vesting periods of the options and awards. The total amortization of non-cash deferred stock compensation during the third quarter of 2000 was $19.2 million as shown in the statement of operations. Thus, cost of sales, research and development and selling, general and administrative expenses as shown in the statement of operations exclude amortization of non-cash deferred stock compensation of $80,000, $13,472,000 and $5,627,000 respectively for the three months and nine months ended September 30, 2000.

        In connection with the purchase of DataPath, the Company recorded a $54.2 million charge to in-process research and development during the third quarter of 2000. The amount was determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed. As of the acquisition date, there were various projects which met the above criteria. The majority of the projects identified consist of Read Channel, Asynchronous Digital Subscriber Line ("ADSL") and Tuner technologies.

        The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The net cash flows from the identified projects were based on estimates of revenues, cost of revenues, research and development costs, selling general and administrative costs and applicable income taxes for the projects. These estimates do not account for any potential synergies that may be realized as a result of the acquisition and are in-line with industry averages and growth estimates in the semiconductor industry. Total revenues for the projects are expected to extend through 2004, 2006 and 2007 for Read Channel, ADSL and Tuner Technologies, respectively. These projections were based on estimates of market size and growth, expected trends in technology, and the expected timing of new product introductions by us and our competitors.

        We applied a royalty rate of 20% to operating income for Read Channel and ADSL projects and 3% for Tuner projects to attribute value for dependency on predecessor core technologies. The discount rate used was 20% for the projects, a rate of 500 basis points higher than the industry weighted average cost of capital estimated at approximately 15% to account for the risks associated with the inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances which could impact the estimates described above.

        The percentage of completion for the project was determined using milestones representing management's estimate of effort, value added and degree of difficulty of the portion of the project completed as of July 14, 2000, as compared to the remaining research and development to be completed to bring the project to technological feasibility. The development process is grouped into three phases with each phase containing between one and five milestones. The three phases are:

        - Researching the market requirements and the engineering architecture and feasibility studies;

        - Design and verification milestones; and

        - Prototyping and testing the product (both internal and customer testing).

        As of July 14, 2000, the Company estimated the projects were approximately 50%, 65% and 75% complete in aggregate for Read Channel, ADSL and Tuner Technologies, respectively. As of the acquisition date, the cost to complete the projects is estimated at $ 8.3 million and $2.8 million for ADSL and Tuner projects, respectively through early 2002 and $32.8 million for Read Channel projects through 2004.

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

Division of Neomagic:

        On April 13, 2000, we entered into an Asset Purchase Agreement (the "Agreement") with Neomagic Corporation ("Neomagic"). Under the Agreement, we acquired certain tangible and intangible assets from Neomagic which includes NeoMagic's optical read-channel mixed-signal design team and RF intellectual property. The acquisition is intended to enhance and accelerate our set-top decoder product offerings in the Semiconductor segment. The acquisition was accounted for as a purchase and the total purchase price was $15.4 million in cash. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated condensed financial statements as of April 13, 2000, the effective date of the purchase.

        In connection with the asset purchase from Neomagic, we recorded a $6.4 million charge to in-process research and development during the second quarter of 2000. The project was for development of a 2-chip controller chipset.

        The value of the project identified to be in process was determined by estimating the future cash flows from the project once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The net cash flows from the identified projects were based on estimates of revenues, cost of revenues, research and development costs, selling general and administrative costs and applicable income taxes for the project. These estimates do not account for any potential synergies that may be realized as a result of the acquisition, and are in-line with industry averages and projected growth for the Semiconductor market. Total revenues for the project are expected to extend through 2004. These projections were based on estimates of market size and growth, expected trends in technology, and the expected timing of new product introductions.

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

        The percentage of completion for the project was determined based on research and development expenses incurred as of April 13, 2000 for the project as a percentage of total research and development expenses to bring the project to technological feasibility. Development of the 2-chip controller chipset started in December of 1999. As of April 13, 2000, the Company estimated that the project was 68% complete. As of the acquisition date, the project costs were estimated at $3 million for the remainder of 2000 and $4 million in 2001.


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

        The percentage of completion for the project was determined based on research and development expenses incurred as of April 27, 2000 for the project as a percentage of total research and development expenses to bring the project to technological feasibility.

        Development of the SAN appliance was started in January 1999. As of April 27, 2000, the Company estimated that the project was 90% complete. As of the acquisition date, the project costs were estimated at $0.4 million for the remainder of 2000.

Intraserver:

        On May 26, 2000, LSI acquired Intraserver Technology, Inc. ("Intraserver") pursuant to the terms of the Agreement and Plan of Reorganization and Merger. Intraserver's stockholders received 2.2074 shares of the Company's common stock for each Intraserver share. Accordingly, the Company issued approximately 1.2 million shares of its common stock for all the outstanding common shares of Intraserver common stock. Additionally, outstanding options to acquire Intraserver common stock as of the acquisition date were converted to options to acquire approximately 0.2 million shares of the Company's common stock. The acquisition of Intraserver is expected to enhance the Company's host adapter board and other product offerings in the network computing and communications markets in the Semiconductor segment.

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

        The percentage of completion for the project was determined using milestones representing management's estimate of effort, value added and degree of difficulty of the portion of the project completed as of May 26, 2000, as compared to the remaining research and development to be completed to bring the project to technological feasibility. The development process is grouped into three phases with each phase containing between one and five milestones. The three phases are:

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

ZSP:

        On April 14, 1999, LSI acquired all of outstanding capital stock of ZSP Corporation ("ZSP") for a total of approximately $7 million in cash which included approximately $0.6 million in direct acquisition costs. In addition, LSI assumed liabilities up to $4.3 million in accordance with the purchase agreement with ZSP. The merger was accounted for as a purchase (For description of the acquisition of ZSP, see our Annual Report on Form 10-K). When acquired, ZSP Corporation, as a development stage semiconductor company, was involved in the design and marketing of programmable Digital Signal Processors ("DSPs") for use in wired and wireless communications. The results of operations of ZSP and estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated condensed financial statements as of April 14, 1999, the effective date of the purchase, through the end of the period ending September 30, 1999.

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

        The value of the one project identified to be in progress was determined by estimating the future cash flows from the project once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value as defined below. The net cash flows from the identified project are based on our estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs and applicable income taxes for the project. These estimates were compared and found to be in-line with industry analysts' forecasts of growth in the telecommunications market. Estimated total revenues are expected to peak in the years 2002 and 2003 and then decline in 2004 as other new products are expected to become available. These projections are based on LSI estimates of market size and growth, expected trends in technology, and the expected timing of new product introductions by LSI and its competitors.

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

        The percentage of completion for the project was determined using milestones representing management's estimate of effort, value added and degree of difficulty of the portion of the project completed as of April 14, 1999, as compared to the remaining research and development to be completed to bring the project to technological feasibility. The development process is grouped into three phases with each phase containing between one and five milestones. The three phases are:

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

        However, development of the above noted technologies remains a significant risk to the Company due to the remaining effort to achieve technological feasibility, rapidly changing customer markets and significant competitive threats from numerous companies. Failure to bring the product to market in a timely manner could adversely affect sales and profitability of the combined company in the future. Additionally, the value of other intangible assets acquired may become impaired.

        RESTRUCTURING OF OPERATIONS AND OTHER NON-RECURRING ITEMS: There was no restructuring of operations and other non-recurring items recorded in the second and third quarter of 2000. During the first quarter of 2000, we recorded restructuring of operations and other non-recurring net charges of $2.8 million. The net charges reflected the combination of the following:

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

        Restructuring of operations and other non-recurring net benefits were $7.9 million and $2.1 million for the three and nine month periods ended September 30, 1999, respectively. The benefit of $7.9 million during the third quarter of 1999 was directly attributable to the reversal of restructuring reserves associated with the restructuring charge originally established in the third quarter of 1998 due to a change in management estimate in the U.S., Japan and Europe (see our Annual Report on Form 10-K).

        The net benefit of $2.1 million for the nine months ended September 30, 1999 reflected the combination of the following:

        - Approximately $10.4 million of 1998 restructuring reserve reversals associated with a change in management estimate (see our Annual Report on Form 10-K). In addition to the $7.9 million as noted above, approximately $2.5 million was reversed in the first quarter of 1999 which related to excess severance and other exit costs primarily in the U.S., Japan and Europe.

        - Approximately $2.9 million in restructuring charges and $5.4 million in merger related expenses associated in connection with the merger with SEEQ on June 22, 1999 (see our Annual Report on Form 10-K).

The savings from the restructuring plan associated with the acquisition of SEEQ are not considered to be significant.

        AMORTIZATION OF INTANGIBLES: Amortization of goodwill and other intangibles increased $10.2 million or 86% to $22.0 million in the third quarter of 2000 from $11.8 million in the same period of 1999. Amortization of goodwill and other intangibles increased $12.8 million or 37% to $47.6 million in the nine months ended September 30, 2000 from $34.8 million in the same period of 1999. The increase was primarily related to additional amortization of goodwill associated with the acquisitions of DataPath in the third quarter of 2000, Intraserver and divisions of Cacheware and Neomagic in the second quarter of 2000. (See Note 2 of the Notes).

        AMORTIZATION OF NON-CASH DEFERRED STOCK COMPENSATION: Amortization of non-cash deferred stock compensation of $19.2 million in the third quarter of 2000 is due to the adoption of FASB interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation" which was effective July 1, 2000. The acquisition of DataPath Systems, Inc. closed on July 14, 2000 after the adoption of the new interpretation. (See Note 2 of the Notes).

        INTEREST EXPENSE: Interest expense increased $0.8 million to $10.2 million in the third quarter of 2000 from $9.4 million in the same period of 1999. Interest expense increased $1.8 million to $31.4 million in the nine months ended September 30, 2000 from $29.6 million in the same period of 1999. The increase was primarily attributable to increased debt outstanding due to the issuance of $500 million of 4% Convertible Subordinated Notes (see Note 8 of the Notes), offset in part by lower interest rates.

        INTEREST INCOME AND OTHER, NET: Interest income and other increased $13.8 million to $18.7 million in the third quarter of 2000 from $4.9 million in the same period of 1999. The increase was primarily attributable to a $5.7 million pre-tax gain on the sale of a U.S. facility in Fremont, California and approximately $8.7 million of higher interest income due to higher average balances of interest-generating cash, cash equivalents and short-term investments and higher interest rates, offset in part by net losses on disposals of fixed assets and bank fees.

        Interest income and other increased $28.3 million to $37.4 million in the nine months ended September 30, 2000 from $9.1 million in the same period of 1999. The increase was primarily attributable to a $5.7 million pre-tax gain on the sale of a facility as mentioned above and approximately $23.7 million of higher interest income due to higher average balances of interest-generating cash, cash equivalents and short-term investments and higher interest rates, offset in part by increased foreign exchange losses, net losses on disposals of fixed assets and bank fees during the period.

        GAIN ON SALE OF EQUITY SECURITIES: In the third quarter of 1999, we adopted a program of regular selling of marketable equity securities. During the third quarter of 2000, we sold certain marketable equity securities for $16.4 million in the open market, realizing a pre-tax gain of approximately $15.3 million. During the nine months ended September 30, 2000, we sold certain marketable equity securities for $62.2 million in the open market, realizing a pre-tax gain of approximately $58.0 million. In the first quarter of 2000, we also recognized a $6.8 million pre-tax gain associated with equity securities of a certain technology company that was acquired by another technology company. During the third quarter of 1999, we sold certain marketable equity securities for $2.5 million in the open market, realizing a pre-tax gain of approximately $2.1 million.

        PROVISION FOR INCOME TAXES: The effective rate for the three and nine months ended September 30, 2000 was 71% and 37%, respectively, compared to 25% and 29%, respectively, for the three and nine months ended September 30, 1999. The increase in the effective rate in the nine months ended September 30, 2000 was primarily related to the acquisition of DataPath resulting from items that are not deductible for tax purposes. The rate in the nine months ended September 30, 1999 was impacted by write-offs relating to IPR&D, SEEQ merger costs and restructuring charges during the second quarter of 1999. Our effective rate can be above or below the U.S. statutory rate primarily due to non-deductible IPR&D, merger and restructuring charges, and the recognition of taxable gains offset in part by earnings of our foreign subsidiaries taxed at lower rates and the utilization of prior loss carryovers and other tax credits.

        CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE: In April 1998, the Accounting Standards Executive Committee ("AcSEC") released Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-up Activities." The SOP became effective for fiscal years beginning after December 15, 1998 and required companies to expense all costs incurred or unamortized in connection with start-up activities. Accordingly, we expensed the unamortized preproduction balance of $91.8 million associated with the Gresham manufacturing facility in Oregon, net of tax, on January 1, 1999 and have presented it as a cumulative effect of a change in accounting principle in accordance with SOP No. 98-5.

FINANCIAL CONDITION AND LIQUIDITY

        Cash, cash equivalents and short-term investments increased $423.2 million or 64% to $1,084.5 million as of September 30, 2000 from $661.3 million as of December 31, 1999. The increase was primarily a result of proceeds from issuance of the 2000 Convertible Notes, net of repayment of the existing debt, and proceeds from our employee stock option and purchase plans, partially offset by capital expenditures and cash paid for the purchase of common stock under our repurchase program and the acquisition of non-public technology companies. (See
Note 2 of the Notes). The increase was also attributable to proceeds from the sale of marketable equity securities in the open market. In the third quarter of 1999, we adopted a program of regular selling of marketable equity securities. Short-term investments include $60 million of marketable equity securities which we plan to sell within the next 12 months. (See Note 5 of the Notes.)

        WORKING CAPITAL: Working capital increased $583 million or 72% to $1,396.0 million as of September 30, 2000 from $813.0 million as of December 31, 1999. The increase was primarily a result of the following factors:

        - $355.6 million higher short-term investments primarily attributable to $315.2 million of purchases of debt and equity securities, net of sales and maturities, with the proceeds from the 2000 Convertible Notes and $35.0 million of marketable equity securities reclassified from long-term assets as we plan to sell them within the next 12 months;

        - $181.0 million higher net accounts receivable due to increased revenue and the timing of shipments when comparing the third quarter of 2000 to the fourth quarter of 1999. Shipments during the fourth quarter of 1999 were more linear throughout the quarter whereas during the third quarter of 2000, shipments increased towards the end of the quarter;

        - $55.8 million lower current portion of long-term obligations resulting from repayment of the Revolver. (See Note 8 of the Notes.); and

        - $45.7 million higher inventory reflects the expectation of continued higher sales in 2000.

    The above noted increases were offset in part by higher income taxes payable due to the higher income tax rate applied for the nine months ended September 30, 2000 primarily due to the DataPath acquisition.

        CASH AND CASH EQUIVALENTS PROVIDED BY OPERATING ACTIVITIES: During the nine months ended September 30, 2000, we generated $343.1 million of net cash and cash equivalents from operating activities compared to $232.2 million generated during the same period in 1999. The increase in net cash and cash equivalents provided by operating activities was primarily attributable to higher net income (before depreciation and amortization, write-off of acquired in-process research and development, write-off of unamortized preproduction costs, non-cash restructuring charges, amortization of non-cash deferred stock compensation and gains on stock investments) and an increase in accrued and other liabilities. The increase in accrued and other liabilities was primarily attributable to higher income taxes payable due to a higher provision for income taxes for the current period, net of payment and higher deferred tax liabilities recorded in conjunction with the DataPath acquisition.

        The increased net cash from operations during the nine months ended September 30, 2000 as compared to the same period of 1999 was offset in part by an increase in accounts receivable, prepaid and other assets and inventories. The increase in accounts receivable is primarily due to the timing of shipments for the respective periods. The increase in prepaid expenses and other assets was primarily attributable to additional investments in equity securities, an increase in unrealized gains on equity investments (See Note 5 of the Notes), capitalized software, intellectual property and capitalized premiums on currency option contracts, net of amortization, during the period. Option premiums are amortized over the lives of the contracts (See Note 6 of the Notes). The increase in inventories reflects the expectation of continued higher sales in 2000.

        CASH AND CASH EQUIVALENTS USED IN INVESTING ACTIVITIES: Net cash and cash equivalents used in investing activities was $437.3 million during the nine months ended September 30, 2000, compared to $276.6 million in the same period of 1999. The increase in net cash used in investing activities was primarily attributable in part to higher purchases of debt and equity securities available-for-sale and others, net of maturities and sales. The increase was also attributable to higher capital expenditures and the acquisition of non-public technology companies (See Note 2 of the Notes).

        We believe that maintaining technological leadership in the highly competitive worldwide semiconductor industry requires substantial ongoing investment in advanced manufacturing capacity. Net capital additions were $120.2 million during the nine months ended September 30, 2000 and $104.8 million in the same period of 1999. In order to maintain our position as a technological market leader, we expect to increase the level of capital expenditures to be approximately $550 million to $600 million in 2000 which includes approximately $250 million associated with the master lease and security agreement discussed in Note 13 of the Notes.

        CASH AND CASH EQUIVALENTS PROVIDED BY FINANCING ACTIVITIES: Net cash and cash equivalents provided by financing activities during the nine months ended September 30, 2000 totaled $168.7 million compared to $15.6 million provided in the same period of 1999. The increase was primarily attributable to proceeds from the 2000 Convertible Notes, net of repayment of the Revolver (see Note 8 of the Notes) and higher proceeds from our employee stock option and purchase plans during the period. The increase was offset in part by debt issuance costs paid associated with the 2000 Convertible Notes and cash paid for the purchase of common stock under the repurchase program during the period.

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

        In accordance with the terms of our existing credit arrangement, we must comply with certain financial covenants related to profitability, tangible net worth, liquidity, senior debt leverage, debt service coverage and subordinated indebtedness. As of September 30, 2000, we were in compliance with these covenants.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In September 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 pursuant to the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 by one year. Upon adoption of SFAS No. 133, the Company will be required to adjust hedging instruments to fair value in the balance sheet, and recognize the offsetting gain or loss as transition adjustments to be reported in net income or other comprehensive income, as appropriate, and presented in a manner similar to the cumulative effect of a change in accounting principle. In June 2000, the FASB issued SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 138 amends certain terms and conditions of SFAS
133. The Company will adopt SFAS No. 133 and 138 in our quarter ending March 31, 2001 and is currently assessing the impact, if any, on its consolidated financial statements.

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

        In March 2000, the FASB issued Interpretation No. 44 ("FIN"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." This interpretation clarifies (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option plan or award, and (d) the accounting for an exchange of stock compensation awards in business combination. FIN No. 44 is effective July 1, 2000, however certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company adopted FIN No. 44 in the quarter ended September 30, 2000.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no significant changes in the market risk disclosures during the three month period ended September 30, 2000 as compared to the discussion in Part II of our Annual Report on Form 10-K for the year ended December 31, 1999.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        27.1   Financial Data Schedules

(b) Reports on Form 8-K

        On July 26, 2000, pursuant to Item 5 to report information set forth in the Registrant's press release dated July 25, 2000.

        On July 28, 2000, pursuant to Item 5 to report information set forth in the Registrant's press release dated July 17, 2000.

        On October 25, 2000, pursuant to Item 5 to report information set forth in the Registrant's press release dated October 24, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            LSI LOGIC CORPORATION
                                            (Registrant)

Date: November 13, 2000                     By /s/ R. Douglas Norby
                                               ---------------------------------
                                                      R. Douglas Norby
                                               Executive Vice President Finance
                                                  & Chief Financial Officer

                                INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                DESCRIPTION
   -------               -----------
    27.1           Financial Data Schedule