Form 10-K
period 2000-12-31
LSI LOGIC CORP
filed 2001-03-08
CIK 703360

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                TITLE OF EACH CLASS                                NAME OF EACH EXCHANGE
           COMMON STOCK, $0.01 PAR VALUE                            ON WHICH REGISTERED
          PREFERRED SHARE PURCHASE RIGHTS                         NEW YORK STOCK EXCHANGE
                                                                  NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on March 5, 2001 as reported on the New York Stock Exchange, was approximately $5,424,965,381.62. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 5, 2001, registrant had 322,530,641 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following document are incorporated by reference into Parts III, of this Form 10-K Report: Proxy Statement for registrant's 2001 Annual Meeting of Stockholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

     LSI Logic Corporation (together with its subsidiaries collectively referred to as LSI Logic or the Company and referred to as we, us and our) is a leader in the design, development, manufacture, and marketing of complex, high-performance integrated circuits and storage systems. We are focused on the four markets of broadband communications, networking infrastructure, storage infrastructure, and storage area network systems. Our integrated circuits are used in a wide range of communication devices, including devices used for wireless, broadband, data networking, and set-top-box applications. We also provide other types of integrated circuit products and board-level products for use in network computing applications, high-performance storage controllers, and systems for storage area networks.

     We operate in two segments -- the Semiconductor segment and the Storage Area Network ("SAN") Systems segment -- in which we offer products and services for a variety of electronic systems applications. Our products are marketed primarily to original equipment manufacturers ("OEMs") who sell products targeted for applications in four major markets, which are:

     - Broadband Communications;

     - Networking Infrastructure;

     - Storage Infrastructure; and

     - Storage Area Network Systems.

     In the Semiconductor segment, we use advanced process technology and design methodologies to design, develop and manufacture highly complex integrated circuits. These include both application specific integrated circuits, commonly referred to as ASICs, and standard products. ASICs are designed for specific applications defined by the customer; whereas standard products are for market applications that we define. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II herein.

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

     In the SAN Systems segment, our enterprise storage systems are designed, manufactured, and sold by our wholly owned subsidiary -- LSI Logic Storage Systems, Inc. Our high-performance, highly scalable open storage area network systems and storage solutions are available through leading original equipment manufacturers, or OEMs, and a worldwide network of resellers under the MetaStor(R) brand name. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II herein.

     LSI Logic Corporation was incorporated in California on November 6, 1980, and was reincorporated in Delaware on June 11, 1987. Our principal offices are located at 1551 McCarthy Boulevard, Milpitas, California 95035, and our telephone number at that location is (408) 433-8000. Our home page on the Internet is at www.lsilogic.com.

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

          - Provide Flexibility in Design Engineering. We engage with customers of our semiconductor products under various arrangements whereby the extent of the engineering support we provide will be determined in accordance with the customer's requirements. For example, a customer may primarily use its own engineers for substantial development of its product design and retain our support for silicon-specific engineering work. We also enter into engineering design projects, including on a "turn-key" basis.

          - Maintain High-Quality and Cost-Effective Manufacturing. We operate our own manufacturing facilities in order to control our deployment of advanced wafer fabrication technology, our manufacturing costs, and our response to customer delivery requirements. We also use independent wafer foundry services when appropriate and may seek to fill unused capacity in our own foundries by offering such services to third parties. We perform substantially all of our packaging, assembly, and final test operations through subcontractors in Asia. Our production operations in Gresham, Oregon, and Tsukuba, Japan, and our assembly and test subcontractors in Asia, are ISO-9002 certified, an important international measure for quality.

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

          - Operate Worldwide. We market our products and engage with our customers on a worldwide basis through direct sales, marketing, and field technical staff and through independent sales representatives and distributors. Our network of design centers located in major markets allows us to provide customers with highly experienced engineers, to interact with customer engineering management and system architects, to develop designs for new products, and to provide continuing after-sale customer support.

  SAN Systems Business Strategy

     - Highly Leveraged Core Competencies. In the SAN systems market, we leverage expertise used to develop our semiconductors, storage I/O components, storage management software, and storage systems in the development of scalable storage solutions. We use the full scope of our technical expertise to design and develop interoperable, easy-to-manage, leading price/performance products.

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

PRODUCTS AND SERVICES

  Semiconductor Products

     In our semiconductor business, we manufacture, market, and sell both ASICs and standard products for electronic systems applications. ASICs are semiconductors that are designed for a unique, customer-specified application. Our standard products are sold to customers who sell system-level products using applications for which our standard products are designed. Both our ASICs and standard products are predominately manufactured using our proprietary process technologies. We offer a wide range of products targeted for the broadband communications, networking infrastructure and storage components.

Broadband Communications. For the burgeoning communications market, we offer a broad array of products, including devices for wireless, broadband access and networks and broadband entertainment applications.

     - Wireless. Our product offerings feature a programmable single-chip code division multiple access baseband processor for use in wireless handsets. We are also working on future CDMA generation products leading to third-generation wideband digital products. In addition, our customers benefit from ASIC-design capabilities based on strong microprocessor and digital signal processor core offerings, mixed-signal functions, and industry-standard interfaces.

     - Broadband access and networks. We offer a blend of high-performance, high-integration and low-power silicon solutions that are pivotal in development of Internet infrastructure. We offer ADSL Analog Fronted End ("AFE") standard products used in the broadband access network. We develop ASICs using ARM-based processor cores, digital signal processor cores, high-speed transceiver cores and mixed-signal cores, targeting the following markets: high speed metropolitan and wide area networks, optical networking, wireless communications infrastucture, wireless local area networks, home networking, residential broadband gateways, and digital subscriber lines ("xDSL").

     - Broadband entertainment. Our channel and source products are complete system solutions that are designed into digital set-top-box systems for satellite, cable, and terresrial TV reception and Internet connectivity. We target high-volume consumer product applications with advanced digital and mixed signal technology, which is delivered to the market both in the form of customer-specific solutions ("ASICs") and standard products. Furthermore, we employ this technology to manufacture products incorporated in home video games, digital audio processors, digital cameras, and DVD players.

Networking Infrastructure. We market a line of standard product physical layer and switching devices as well as ASIC product offerings comprised of value-added intellectual property such as Gigabit Ethernet, Fast Ethernet and Ethernet MACs and PHYs, embedded processors, content addressable memories ("CAMs"), and high speed serial transceivers optimized for backplane applications.

Storage Infrastructure

     - Internet computing. We provide tools, libraries, semiconductor processes and packaging products that enable our OEM customers to reliably develop high-performance designs for advanced computer systems. We provide a suite of MIPS cores and ARM processors, in addition to industry-standard bus interface cores such as USB, IEEE 1394, and PCI.

     - Storage components. Our storage components make possible data storage and transmission between a host computer and peripheral devices such as magnetic and optical disk drives, scanners, printers, and disk and tape-based Storage Systems. We offer industry leading I/O Standard Products including product families in Fibre Channel, SCSI, and SCSI expanders, integrated circuits for motherboard or adapter applications, host adapter boards, and software. We also offer ASIC solutions to customers who develop Fibre Channel SAN switches and host adapters, Storage systems, and HDD and tape peripherals. Our fibre channel offerings include the GigaBlaze high 2Gb/s FC transceiver and the Merlin(TM) family of high-performance Fibre Channel protocol controllers.

     Our CoreWare design methodology offers a comprehensive design approach for creating a system on a chip efficiently, predictably, and rapidly. Our CoreWare libraries include high-level building blocks based on industry standard electronic functions, interfaces, and protocols. Our emphasis on cell-based product lines reflects the market preference for use of this methodology to develop advanced integrated circuits. Customers obtain greater flexibility in the design of system-level products using cell-based technology than is available in an array-based methodology that limits the placement of circuits to a fixed grid. Our CoreWare cells are connected together electronically to form an entire system on a single chip. These system-on-a-chip solutions can be used in ASICs or standard products focused on the broadband communications, networking infrastructure and storage infrastructure markets.

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

  SAN Systems Products

     In the SAN Systems segment, we offer a broad line of network storage that span our customers' enterprise, from workgroup to data center. The line ranges from intelligent controller modules and drive modules to complete storage systems. This allows our products to be integrated on a component basis or aggregated into a complete storage solution, increasing OEM flexibility in creating differentiated products. Modular products also allow our indirect channel partners to customize solutions, bundling our products with value-added components, software, and services.

     Our storage systems are based on highly scalable and available hardware and software solutions for the enterprise market, including tested, real-world solutions for storage area networks.

     - SAN Storage. MetaStor(R) E-Series storage systems for storage area networks are an extension of the server-attached storage family. They combine fibre channel performance with our proprietary Multi-Pathing Architecture to deliver high performance for a wide variety of applications. High availability and redundant, dual-active controllers and efficient management with SANtricity(TM) Storage Manager software differentiate our storage from that of our competitors.

     - Server-Attached Storage. The MetaStor server-attached storage family supports all high-use operating systems including Windows(R) NT, Solaris(TM), HP-UX, AIX, SGI IRIX, NetWare, and Linux platforms. Our products allow customers to increase storage capacity from 36 gigabytes (billions of information bytes) to 16 terabytes (trillions of information bytes) per system. This means customers can expand storage to their computer applications, maintain redundant records and change configurations even when their systems are operating. The result is a growth-oriented, highly available, easy to manage.

     - SANtricity Storage Manager Software. This storage management software helps users consolidate storage through the SANshare(TM) storage-partitioning feature. In addition, this software provides a single management interface and remote access capabilities, allowing centralized management of all MetaStor storage. An enhanced graphical user interface makes the software quite easy to use. Other features provide for automatic device discovery and one-button configuration.

     - Network-Attached Storage. The MetaStor N-Series is a family of network-attached storage solutions that enable users to share files among a variety of hosts, regardless of operating systems, lowering the cost of ownership by consolidating storage and management functions in a single, open storage environment. Features include multi-protocol support, a high-performance file system, hot recovery point-in-time copies, a flexible backup solutions, and enterprise-level storage management.

     - Storage Controller Modules. Designed from the chip-level up, our storage controller modules support both Ultra2 SCSI and Fibre Channel interfaces. Using LSI Logic ASICs, the controllers deliver superior performance for both high-transaction volume and large data block workloads. Combined with our drive modules, each controller module manages scalable capacity up to 16 terabytes. Modules can either be rack-mounted or installed desk-side configurations. Other features include HotScale(TM) technology for dynamic system expansion and reconfiguration, redundant dual-active controllers and automatic fail-over for maximum data availability.

     - Storage Drive Modules. Our storage drive modules increase storage capacity and performance as needs change. Drive modules use our chip capabilities to monitor power, temperature, and fans, and to relay information back to the controller. And advanced technology from industry disk drive vendors is integrated into the modules to maximize capacity and minimize floor space requirements.

     As a major open computing vendor, we deliver storage systems that operate within the Windows NT, UNIX, Solaris, NetWare, and Linux operating-system environments. These products are targeted at key data storage applications, including:

     - Internet servers;

     - Electronic commerce;

     - Data warehousing;

     - On-line transaction processing;

     - Video delivery, editing and production; and

     - Migration of mission critical applications off mainframe computers.

     In 2000, LSI Logic Storage Systems, Inc. enhanced its entire product line when it introduced the E240, the E4400 and the N-Series. Customers of both the E-Series and the N-Series can now migrate from the low-end of the product line to the top without losing their storage investment. Users also can upgrade and reconfigure systems dynamically without shuttling systems down and losing money.

     We offer a toll-free 24 hour-a-day, 7 day-a-week technical support hotline for customers worldwide using the MetaStor line of network- and server-attached enterprise storage systems. We also offer a number of flexible services and support programs that allow customers to choose the level of telephone and onsite support appropriate to their needs.

MARKETING AND DISTRIBUTION

  Semiconductor Marketing and Distribution

     Our semiconductor products and design services are primarily sold through our network of direct sales and marketing, field engineering offices and sales representatives located in North America, Europe, Japan, China and elsewhere in Asia. Our sites are interconnected by means of advanced computer networking systems that allow for the continuous, uninterrupted exchange of information that is vital for the proper execution of our sales and marketing activities. International sales are subject to risks common to export activities, including governmental regulations, tariff increases and other trade barriers and currency fluctuations.

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

     We rely primarily on direct sales and marketing, but we also work with independent distributors in North America, Europe, Japan and elsewhere in Asia. Some of our distributors possess engineering capabilities and design and purchase both ASICs and standard products from us for resale to their customers. Other distributors focus solely on the sale of standard products. Our agreements with distributors generally grant limited rights to return standard product inventory and obtain credits for price reductions applicable to standard products held in inventory. We maintain appropriate reserves to account for these factors. However, owing to the relatively small quantities of products held in inventory by our distributors, we believe that these arrangements do not result in material financial exposure for our company.

  SAN Systems Marketing and Distribution

     SAN systems products are sold worldwide both on a direct basis to OEMs and through indirect reseller channels to end-users. The MetaStor brand of scalable SAN systems is exclusively marketed through a worldwide network of value-added resellers, system integrators and distributors. We closely manage these relationships to meet the diverse needs of end-users. Our marketing efforts are driven by an industry-wide trend toward the implementation of storage area networks to maximize performance, availability and efficiency.

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

CUSTOMERS

     We seek to leverage our expertise in the fields of broadband communications, networking infrastructure, storage infrastructure and SAN systems by marketing our products and services to market leaders. Our strategic-account focus is on larger, well-known companies that produce high-volume products incorporating our semiconductors and storage system products. We recognize that this strategy may result in increased dependence on a limited number of customers for a substantial portion of our revenues. It is possible that we will not achieve significant sales volumes from one or more of the customers we have selected. While this could result in lower revenues and higher unit costs owing to an under-utilization of our resources, we believe this strategy provides us with the greatest opportunity to drive further growth in sales and unit volumes.

     We operate in a rigorous competitive environment and our continued success requires that we consistently develop and manufacture products that meet the needs of our customers. There is no assurance that we will achieve significant sales revenues from one or more of our strategic customers. This could result in lower revenues for our company.

     In 2000, Sun Microsystems, Inc. accounted for approximately 12% of our consolidated revenues. No other customer accounted for greater than 10% of consolidated revenues.

MANUFACTURING

  Semiconductor Manufacturing

     Our semiconductor manufacturing operations convert a design into packaged silicon chips and support customer requirements for volume production. Manufacturing begins with fabrication of custom-diffused silicon wafers. Layers of metal interconnects are deposited onto the wafer and patterned using customized photo masks. Wafers are then tested and cut into die. Die that pass initial tests are then sent to the assembly process where the fabricated circuits are assembled into plastic package or laminate substrate ball grid array. The finished devices undergo additional testing and quality assurance before shipment. Dedicated computer systems are used in this comprehensive testing sequence. The test programs use the basic functional test criteria from the design simulation. The customer specifies the functional test criteria for ASIC circuits.

     We own and operate manufacturing operations in the United States, Japan, and Hong Kong. We utilize various high-performance CMOS process technologies in the volume manufacture of our products. The production operations are fully computer-integrated to increase efficiency and reduce costs.

     Semiconductor process technologies are identified in terms of the size of channel length within the transistors, measured in millionths of a meter called "microns." The measurement of the channel length is expressed in two ways: effective electrical channel length and drawn gate length. The effective channel length is smaller than the drawn gate length. In this Report on Form 10-K, we use the effective channel length to identify our process technologies.

     Our advanced submicron manufacturing processes are capable of producing products with an effective electrical channel length within each transistor as small as 0.18 micron (G11(TM) process technology) allowing for up to 24 million usable gates on a single chip. Our G10(R) process technology is capable of producing

0.25-micron products. Volume production on our 0.13-micron G12(TM) process technology began in the third quarter of 2000. In addition, in the first quarter of 2000, we introduced a Gflx(TM), a new flexible process technology capable of combining all of the system functions to create totally new classes of communications products on a single chip. The Gflx technology is more than twice as dense as the previous generation G12 process technology, allowing designers to incorporate added functions onto a single chip. The 0.10-micron effective channel length Gflx process technology offers 78 million usable logic gates. These advanced process technologies allow for greater circuit density and increased functionality on a single chip.

     Substantially all of our wafers are fabricated in our factories in Gresham, Oregon, Tsukuba, Japan, and Colorado Springs, Colorado. The factories in Gresham and Tsukuba are ISO-9002 certified and the facility in Colorado Springs is ISO-9001 certified -- important internationally recognized standards for quality. In July 1999, the older of the two Tsukuba factories, which produced 0.38-micron products, was closed after eleven years of service. This action was taken as part of a comprehensive restructuring and cost reduction plan commenced in 1998.

     Our newest manufacturing facility is located in Gresham, Oregon on 325 acres outside of Portland. This facility is equipped for advanced manufacturing operations and is designed to accommodate our expansion requirements well into the foreseeable future. The plant is equipped to produce eight-inch wafers hosting products manufactured to the G10, G11, G12, and Gflx processes.

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

     We offer a wide range of packaging solutions for system-on-a-chip designs. We have also developed a high-performance, high-density interconnect packaging technology, known as flip chip, which essentially replaces the wires that connect the edge of the die to a package with solder bumps spread over the entire external surface of the die. This technology enables us to reach exceptional performance and lead-count levels in packages required for process technologies of 0.18 micron and below. We also offer a mini-ball grid array package that features a smaller package size without sacrificing electrical and thermal performance. We also offer a wide array of plastic wire-bond packaging options.

     Final assembly (i.e., assembly in a plastic or laminate substrate package) and test operations are conducted by our Hong Kong affiliate through independent subcontractors in the Philippines, Malaysia, South Korea, Taiwan, and Hong Kong. We also utilize subcontractors in Thailand for the assembly and test of our host adapter boards.

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

     The primary raw materials used in the manufacturing of semiconductors include raw wafers and certain chemicals used in the processing of semiconductors. The raw wafers are obtained primarily from suppliers in Japan and their U.S. subsidiaries, whereas other material inputs are obtained on a local basis. Our operations also depend upon a continuing adequate supply of electricity, natural gas and water. These energy sources have historically been available on a continuous basis and in adequate quantities for our needs. However, given the current power shortage in California, it is possible that the shortage may spread to other areas of the country, including Oregon. An interruption in the supply of raw materials or energy inputs for any reason would have an adverse effect on our manufacturing operations.

     Our manufacturing facilities incorporate sophisticated computer integrated manufacturing systems, which depend upon a mix of our proprietary software and systems and software purchased from third parties. Failure of these systems would cause a disruption in the manufacturing process and could result in a delay in completion and shipment of products.

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

BACKLOG

  Semiconductor Backlog

     In the Semiconductor segment, we generally do not have long-term volume purchase contracts with our customers. Instead, customers place purchase orders that are subject to acceptance by us. The timing of the design activities for which we receive payment and the placement of orders included in our backlog at any particular time is generally within the control of the customer. For example, there could be a significant time lag between the commencement of design work and the delivery of a purchase order for the units of a developed product. Also, customers may from time to time revise delivery quantities or delivery schedules to reflect their changing needs. For these reasons, our backlog as of any particular date is not a meaningful indicator of future sales.

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

COMPETITION

  Semiconductor Competitors

     The semiconductor industry is intensely competitive and characterized by constant technological change, rapid product obsolescence, evolving industry standards and price erosion. Many of our competitors are larger, diversified companies with substantially greater financial resources. Some of these also are customers who have internal semiconductor design and manufacturing capacity. We also compete with smaller and emerging companies whose strategy is to sell products into specialized markets or to provide a portion of the products and services that we offer.

     Our major competitors include large domestic companies such as IBM Corporation, Lucent Technologies, Inc., Texas Instruments, Inc., and Agilent Technologies, Inc. Other competitors in strategic markets include Adaptec, Inc., QLogic Corporation, PMC-Sierra, Inc., Broadcom Corporation, and Conexant Systems, Inc.

     We also face competition from certain large foreign corporations, including Philips Electronics, N.V., ST Microelectronics, S.A., and Toshiba Corporation.

     The principal competitive factors in the industry include:

     - design capabilities;

     - differentiating product features;

     - product performance characteristics;

     - time to market;

     - price;

     - manufacturing processes; and

     - utilization of emerging industry standards.

     We believe that we presently compete favorably with respect to these factors. It is possible, however, that other custom design solutions will be developed by our competitors that could have a material adverse impact on our competitive position. Our competitors may also decide from time-to-time to aggressively lower prices of products that compete with us in order to sell related products or achieve strategic goals. Strategic pricing by competitors can place strong pricing pressure on our products in certain transactions, resulting in lower selling prices and lower gross profit margins for those transactions.

     The markets into which we sell our semiconductor products are subject to severe price competition. We expect to continue to experience declines in the selling prices of our semiconductor products over the life cycle of each product. In order to offset or partially offset declines in the selling prices of our products, we must continue to reduce the costs of products through product design changes, manufacturing process changes, and yield improvements. We do not believe that we can continually achieve cost reductions that fully offset the price declines of our products, and therefore gross profit margin percentages will generally decline for existing products over their life cycles.

     We are increasingly emphasizing our CoreWare design methodology and system-on-a-chip capability. Competitive factors that are important to the success of this strategy include:

     - selection, quantity and quality of our CoreWare library elements;

     - our ability to offer our customers systems level expertise and

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

     Our failure to compete successfully with respect to any of these or other factors could have a material adverse effect on our results of operations and financial condition. Our SAN systems products compete primarily with products from independent storage providers such as EMC Corporation, Hitachi Data Systems Corporation and MTI Technology Corporation. In addition, many of our current and potential customers in this market have internal storage divisions that produce products that compete directly or indirectly with our storage-system products. There is no assurance that these customers, which include Hewlett-Packard Company, IBM Corporation, Sun Microsystems, Inc. and Unisys Corporation, will continue to purchase our storage systems products.

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

     In the Semiconductor segment, we also protect our trade secret and other proprietary information through agreements with our customers, suppliers, employees, consultants and through other security measures. We have entered into certain cross-license agreements that generally provide for the non-exclusive licensing of rights to design, manufacture, and sell products and, in some cases, for cross-licensing of future improvements developed by either party.

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

     In the SAN Systems segment, we own a portfolio of patents and patent applications concerning a variety of storage technologies. We also maintain trademarks for certain of our products and services and claim copyright protection for certain proprietary software and documentation. Similar to the Semiconductor segment, we protect our trade secrets and other proprietary information through agreements and other security measures, and have implemented internal procedures to identify patentable inventions and pursue protection in selected jurisdictions.

     Please see Item 3, Legal Proceedings; additional risk factors set forth in the Risk Factors section; and Note 12 of the Notes, below for additional information.

RESEARCH AND DEVELOPMENT

     Our industry is characterized by rapid changes in products, design tools, and process technologies. We must continue to improve our existing products, design-tool environment and process technologies and to develop new ones in a cost-effective manner to meet changing customer requirements and emerging industry standards. If we are not able to successfully introduce new products, design tools and process technologies or to achieve volume production of products at acceptable yields using new manufacturing processes, there could be a material adverse impact on our operating results and financial condition.

     We operate research and development facilities in California, Colorado, and Kansas. The following table shows our expenditures on research and development activities for each of the last three fiscal years (in thousands).

                   YEAR                       AMOUNT    PERCENT OF REVENUE
                   ----                      --------   ------------------
2000.......................................  $378,936           14%
1999.......................................  $297,554           14%
1998.......................................  $291,125           19%

     Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities and subcontracting costs. As we continue our commitment to technological leadership in our markets, we anticipate our research and development investment in the first quarter of 2001 to be approximately 24% of our revenues on a consolidated basis.

WORKING CAPITAL

     Information regarding our working capital practices is incorporated herein by reference from Item 7 of Part II hereof under the heading "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Financial Condition and Liquidity."

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     This information is included in Note 11 "Segment Reporting" of Notes to Financial Statements and Supplementary Data, which information is incorporated herein by reference to item 8 of Part II hereof.

ENVIRONMENTAL REGULATION

     Federal, state and local regulations, in addition to those of other nations, impose various environmental controls on the use and discharge of certain chemicals and gases used in semiconductor processing. Our facilities have been designed to comply with these regulations, and we believe that our activities conform to current environmental regulations. However, increasing public attention has been focused on the environmental impact of electronics and semiconductor manufacturing operations. While to date we have not experienced any material adverse impact on our business from environmental regulations, we cannot assure you that such regulations will not be amended so as to impose expensive obligations on us in the future. In addition, violations of environmental regulations or impermissible discharges of hazardous substances could result in the necessity for the following actions:

     - additional capital improvements to comply with such regulations or to restrict discharges;

     - liability to our employees and/or third parties; and/or

     - business interruptions as a consequence of permit suspensions or revocations or as a consequence of the granting of injunctions requested by governmental agencies or private parties.

EMPLOYEES

     As of December 31, 2000, we had 7,221 employees.

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

                                  RISK FACTORS

     Keep these risk factors in mind when you read "forward-looking" statements elsewhere in this Form 10-K and in the documents incorporated herein by reference. These are statements that relate to our expectations for future events and time periods. Generally, the words, "anticipate," "expect," "intend" and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and actual results could differ materially from those anticipated in the forward-looking statements.

     OUR PRODUCT AND PROCESS DEVELOPMENT ACTIVITIES OCCUR IN A HIGHLY COMPETITIVE ENVIRONMENT. The Semiconductor and SAN Systems segments in which we conduct business are characterized by rapid technological change, short product cycles and evolving industry standards. We believe our future success depends, in part, on our ability to improve on existing technologies and to develop and implement new ones in order to continue to reduce semiconductor chip size and improve product performance and manufacturing yields. We must also be able to adopt and implement emerging industry standards and to adapt products and processes to technological changes. If we are not able to implement new process technologies successfully or to achieve volume production of new products at acceptable yields, our operating results and financial condition will be adversely impacted.

     In addition, we must continue to develop and introduce new products that compete effectively on the basis of price and performance and that satisfy customer requirements. We continue to emphasize engineering development and acquisition of CoreWare building blocks and integration of our CoreWare libraries into our design capabilities. Our cores and standard products are intended to be based upon industry standard functions, interfaces and protocols so that they are useful in a wide variety of systems applications. Development of new products and cores often requires long-term forecasting of market trends, development and implementation of new or changing technologies and a substantial capital commitment. We cannot assure you that the cores or standard products that we select for investment of our financial and engineering resources will be developed or acquired in a timely manner or will enjoy market acceptance.

     WE OPERATE HIGHLY COMPLEX AND COSTLY MANUFACTURING FACILITIES. The manufacture and introduction of our products is a complicated process. We confront challenges in the manufacturing process that require us to:

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

     We do not control the timing or size of orders for our products. We generally do not have long-term volume production contracts with our customers. There is a risk that we will be unable to meet sudden increases in demand beyond our current manufacturing capacity, which may result in additional capital expenditures and production costs. Meanwhile, order volumes below anticipated levels may result in the under-utilization of our manufacturing facilities, resulting in higher per unit costs, which could adversely affect our operating results and financial condition.

     OUR MANUFACTURING FACILITIES ARE SUBJECT TO DISRUPTION. Our newest wafer fabrication site located in Gresham, Oregon is a highly complex, state-of-the-art facility. Anticipated production rates depend upon the reliable operation and effective integration of a variety of hardware and software components. There is no assurance that all of these components will be fully functional or successfully integrated on time or that the facility will achieve the forecasted yield targets. The capital expenditures required to bring the facility to full operating capacity may be greater than we anticipate and result in lower margins.

     Operations at any of our primary manufacturing facilities, or at any of our test and assembly subcontractors, may be disrupted for reasons beyond our control, including work stoppages, fire, earthquake, floods or other natural disasters. In addition, California is currently experiencing a power shortage, which may spread to other areas of the country, such as Oregon, where our newest wafer fabrication facility is located.

Such an unexpected disruption could cause delays in shipments of products to our customers and alternate sources for production may be unavailable on acceptable terms. This could result in the cancellation of orders or loss of customers.

     WE HAVE SIGNIFICANT CAPITAL REQUIREMENTS TO MAINTAIN AND GROW OUR
BUSINESS. In order to remain competitive, we must continue to make significant investments in new facilities and capital equipment. During 2001 we anticipate that we will spend approximately $500 million on capital assets and that we will be required to spend potentially larger amounts thereafter. We may seek additional equity or debt financing from time to time and cannot be certain that additional financing will be available on favorable terms. Moreover, any future equity or convertible debt financing will decrease the percentage of equity ownership of existing stockholders and may result in dilution, depending on the price at which the equity is sold or the debt is converted. In addition, the high level of capital expenditures required to remain competitive results in relatively high fixed costs. If demand for our products does not absorb additional capacity, the fixed costs and operating expenses related to increases in our production capacity could have a material adverse impact on our operating results and financial condition. As of December 31, 2000, we have convertible notes outstanding of approximately $845 million.

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

     WE DO BUSINESS IN EUROPE AND FACE RISKS ASSOCIATED WITH THE EURO. A new European currency was implemented in January 1999 to replace the separate currencies of eleven western European countries. This has required changes in our operations as we modified systems and commercial arrangements to deal with the new currency. Although a three-year transition period is expected during which transactions may also be made in the old currencies, this is requiring dual currency processes for our operations. We have identified issues involved and will continue to address them. There can be no assurances that all problems will be foreseen and controlled without any adverse impact on our operating results and financial condition.

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

     WE OPERATE IN HIGHLY COMPETITIVE MARKETS. We compete in markets that are intensely competitive and that exhibit both rapid technological change and continual price erosion. Our competitors include many large domestic and foreign companies that have substantially greater financial, technical and management resources than we do. Several major diversified electronics companies offer ASIC products and/or other standard products that are competitive with our product lines. Other competitors are specialized, rapidly growing companies that sell products into the same markets that we target. Some of our large customers may develop internal design and production capabilities to manufacture their own products, thereby displacing our products. There is no assurance that the price and performance of our products will be superior relative to the products of our competitors. As a result, we may experience a loss of competitive position that could result in lower prices, fewer customer orders, reduced revenues, reduced gross profit margins and loss of market share.

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

     We may not meet our design, development and introduction schedules for new products or enhancements to our existing and future products. In addition, our products may not achieve market acceptance or sell at favorable prices.

     WE CONCENTRATE OUR SALES EFFORTS ON A LIMITED NUMBER OF CUSTOMERS. We are increasingly dependent on a limited number of customers for a substantial portion of revenues as a result of our strategy to focus our marketing and selling efforts on select, large-volume customers. One customer represented 12% of our total consolidated revenues for the year ended December 31, 2000. While no customer represented 10% or more of the total revenue in the Semiconductor segment for the year ended December 31, 2000, in the SAN Systems segment, there were three customers with revenues representing 31%, 17% and 13% of total SAN Systems revenues.

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

     The semiconductor industry has in the past experienced periods of rapid expansion of production capacity. Even when the demand for our products remains constant, the availability of additional excess production capacity in the industry creates competitive pressure that can degrade pricing levels, which can reduce revenues. Furthermore, customers who benefit from shorter lead times may defer some purchases to future periods, which could affect our demand and revenues for the short term. As a result, we may experience downturns or fluctuations in demand in the future and experience adverse effects on our operating results and financial condition.

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

     THERE IS UNCERTAINTY ASSOCIATED WITH OUR RESEARCH AND DEVELOPMENT INVESTMENTS. Our research and development activities are intended to maintain and enhance our competitive position by utilizing the latest advances in the design and manufacture of semiconductors and storage systems including networking, communications and storage technologies. Technical innovations are inherently complex and require long development cycles and the commitment of extensive engineering resources. We must incur substantial research and development costs to confirm the technical feasibility and commercial viability of a product that in the end may not be successful. If we are not able to successfully and timely complete our research and development programs, we may face competitive disadvantages. There is no assurance that we will recover the development costs associated with such programs or that we will be able to secure the financial resources necessary to fund future research and development efforts.

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

     THE HIGH TECHNOLOGY INDUSTRY IN WHICH WE OPERATE IS PRONE TO INTELLECTUAL PROPERTY LITIGATION. Our success is dependent in part on our technology and other proprietary rights, and we believe that there is value in the protection afforded by our patents, patent applications and trademarks. However, the industry is characterized by rapidly changing technology and our future success depends primarily on the technical competence and creative skills of our personnel, rather than on patent and trademark protection.

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

     In February of 1999, a lawsuit alleging patent infringement was filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation, Limited Partnership against 88 electronics industry companies, including us. The case number is CIV990377PHXRGS. The patents involved in this lawsuit are alleged to relate to semiconductor manufacturing and computer imaging, including the use of bar coding for automatic identification of articles. In September 1999, the Company filed an answer denying infringement, raising affirmative defenses and asserting a counterclaim for declaratory judgment of non-infringement, invalidity and unenforceability of Lemelson's patents. As of December 31, 2000, the discovery had commenced but no trial date had been set. While we cannot make any assurance regarding the eventual resolution of this matter, we do not believe it will have a material adverse effect on our consolidated results of operations or financial condition.

     WE MUST ATTRACT AND RETAIN KEY EMPLOYEES IN A HIGHLY COMPETITIVE ENVIRONMENT. Our employees are vital to our success and our key management, engineering and other employees are difficult to replace. We do not generally have employment contracts with our key employees. Further, we do not maintain key person life insurance on any of our employees. The expansion of high technology companies in Silicon Valley, Colorado, Oregon and elsewhere where we operate our business has increased demand and competition for qualified personnel. Our continued growth and future operating results will depend upon our ability to attract, hire and retain significant numbers of qualified employees.

ITEM 2. PROPERTIES

     The following table sets forth certain information concerning our principal facilities.

PRINCIPAL LOCATIONS

 NO. OF                               LEASED/      TOTAL
BUILDINGS          LOCATION            OWNED      SQ. FT.                    USE
---------          --------           -------     -------                    ---
    5        Milpitas, CA            Leased       503,597    Executive Offices, Administration,
                                                             Engineering
    1        Milpitas, CA            Subleased     47,345    Occupied by subtenants
    1        Fremont, CA             Leased        74,000    Logistics
    1        Fremont, CA             Leased        39,246    Warehouse
    2        Fremont, CA             Leased       120,853    Office
    2        Fremont, CA             Subleased    154,441    Occupied by subtenants
    3        Santa Clara, CA         Leased        98,860    Manufacturing
    1        San Jose, CA            Leased        56,136    General Office, Engineering, Design
    3        Gresham, OR             Owned        532,400    Executive Offices, Engineering,
                                                             Manufacturing
    1        Bracknell, UK           Leased        70,000    Executive Offices, Design Center,
                                                             Sales
    1        Tokyo, Japan            Leased        24,271    Executive Offices, Design Center,
                                                             Sales
    7        Tsukuba, Japan          Owned        334,541    Executive Offices, Manufacturing
    1        Etobicoke, Canada       Subleased     14,005    Occupied by Subtenants
    1        Tsuen Wan, HK           Owned         26,000    Manufacturing Control, Assembly &
                                                             Test
    2        Colorado Springs, CO    Owned        415,593    Executive Offices, Manufacturing
    2        Fort Collins, CO        Owned        270,000    Executive Offices, Manufacturing
    1        Wichita, KS             Owned        332,000    Executive Offices, Manufacturing

     In addition, we maintain leased regional office space for our field sales, marketing and design center offices at locations in North America, Europe, Japan and elsewhere in Asia. We also maintain design centers at various distributor locations.

     Leased facilities described above are subject to operating leases that expire in 2001 through 2020. (See Note 12 of Notes to Consolidated Financial Statements.)

     We have plans to acquire additional equipment, but we believe that our existing facilities and equipment are well maintained, in good operating condition and are adequate to meet our current requirements.

ITEM 3. LEGAL PROCEEDINGS

     During the third quarter of 1995, the shares of our Canadian subsidiary, LSI Logic Corporation of Canada, Inc. ("LSI Canada"), that were not held by LSI Logic or a subsidiary were acquired by another one of our subsidiary companies. At that time, former shareholders of LSI Canada representing approximately 800,000 shares or about 3% (which is now approximately 580,000 shares) of the previously outstanding shares of LSI Canada, exercised dissent and appraisal rights as provided by Canadian law. By so doing, these parties notified LSI Canada of their disagreement with the per share value in Canadian dollars ($4.00) that was paid to the other former shareholders. In order to resolve this matter, a petition was filed by LSI Canada in late 1995 in the Court of Queen's Bench of Alberta, Judicial District of Calgary (the "Court") and has been pending since that time. The trial of that case was originally to occur in late 1998. Prior to the scheduled commencement of the trial, some of the parties who represent approximately 410,000 shares retained a new attorney. Through their new attorney these parties have challenged the jurisdiction of the Court to adjudicate LSI Canada's petition with respect to the issue of the fair value of the shares and have asked the Court to dismiss those legal proceedings. Until their petition is heard and resolved by the Court, a new trial date for the pending matter is not expected to be set. These parties also have initiated a new action in the Court, purporting also to represent all the parties who exercised dissent and appraisal rights, alleging that actions of LSI Logic Corporation and certain named directors and an officer of LSI Canada were oppressive of the rights of minority shareholders in LSI Canada, for which these parties intend to seek damages. The individuals who are named in these proceedings have indemnification agreements with LSI Canada. The Court has scheduled a hearing for March 2001 at which these issues will be addressed. While we cannot give any assurances regarding the resolution of these matters, we believe that the final outcome will not have a material adverse effect on our consolidated results of operations or financial condition. Also, during 1998, a claim that was brought in 1994 by another former shareholder of LSI Canada against LSI Logic Corporation in the Court of Chancery of the State of Delaware in and for the New Castle County was dismissed. That dismissal was upheld on appeal to the Delaware Supreme Court.

     In February of 1999, a lawsuit alleging patent infringement was filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation, Limited Partnership against 88 electronics industry companies, including us. The case number is CIV990377PHXRGS. The patents involved in this lawsuit are alleged to relate to semiconductor manufacturing and computer imaging, including the use of bar coding for automatic identification of articles. In September 1999, the Company filed an answer denying infringement, raising affirmative defenses and asserting a counterclaim for declaratory judgment of non-infringement, invalidity and unenforceability of Lemelson's patents. As of December 31, 2000, the discovery had commenced but no trial date had been set. While we cannot make any assurance regarding the eventual resolution of this matter, we do not believe it will have a material adverse effect on our consolidated results of operations or financial condition.

     The Company is a party to other litigation matters and claims that are normal in the course of its operations, and while the results of such litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's consolidated results of operations and financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

     The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows:

                                                                                     EMPLOYED
          NAME            AGE                        POSITION                         SINCE
          ----            ---                        --------                        --------
Wilfred J. Corrigan.....  63     Chairman and Chief Executive Officer                  1981
John D'Errico...........  57     Executive Vice President, Storage Components          1984
Bruce Entin.............  49     Executive Vice President, Networking                  1984
                                 Infrastructure Group
Thomas Georgens.........  41     Executive Vice President, SAN Systems                 1998
Bryon Look..............  47     Executive Vice President and Chief Financial          1997
                                 Officer
W. Richard Marz.........  57     Executive Vice President, Geographic Markets          1995
David G. Pursel.........  55     Vice President, General Counsel and Secretary         1996
Lewis C. Wallbridge.....  57     Vice President, Human Resources                       1984
Giuseppe Staffaroni.....  49     Executive Vice President, Broadband                   1990
                                 Communications Group
Joseph M. Zelayeta......  54     Executive Vice President, Worldwide Operations        1981

     Mr. Corrigan and Mr. Wallbridge have been associated with the Company in their present position for more than the past five years.

     John D'Errico was named Executive Vice President, Storage Components in August 2000. From August 1998 to August 2000, he was Vice President, Colorado Operations. Mr. D'Errico joined us in 1984 and has held various senior management and executive positions at our manufacturing facilities in the U.S. and Japan.

Most recently, Mr. D'Errico served as Vice President and General Manager, Pan-Asia from April 1997 to August 1998, and Vice President, JSI from July 1994 to April 1997.

     Bruce Entin was named Executive Vice President of the Networking Infrastructure Group in January 2001. A 16-year veteran of LSI Logic, Mr. Entin most recently served as the Vice President and General Manager of the Internet Computing Division from January 2000 to January 2001. From 1996 through 1998, he served as Vice President of Customer Marketing, and in 1999, he served as Vice President of Worldwide Marketing.

     Thomas Georgens was named Executive Vice President, SAN Systems, in November 2000. In August 1998, upon the acquisition of Symbios, Inc., a Storage company, he was named Senior Vice President and General Manager, SAN Systems. Mr. Georgens joined Symbios in 1996, where he served as Vice President and General Manager of Storage Systems until its acquisition by LSI Logic. Before joining Symbios, Mr. Georgens was employed by EMC Corporation, where he served as Director of Engineering Operations for the Systems Group and later as Director of Internet Marketing.

     Bryon Look was named Executive Vice President and Chief Financial Officer in November 2000. Mr. Look joined us in March 1997 as Vice President, Corporate Development. Prior to joining LSI, during a 21-year career at Hewlett-Packard Company, a computer company, he held a variety of management positions in finance and research and development, with the most recent position being Manager of Business Development for Hewlett-Packard's Corporate Development department.

     W. Richard Marz joined the Company in September 1995 as Senior Vice President, North American Marketing and Sales, and was named Executive Vice President, Geographic Markets in May 1996. Before joining us, Mr. Marz was long-time senior sales and marketing executive at Advanced Micro Devices, Inc., a semiconductor manufacturer.

     David G. Pursel was named Vice President, General Counsel and Secretary in June 2000. He joined LSI Logic in February 1996 as Associate General Counsel, Chief Intellectual Property Counsel, and Assistant Secretary. Prior to his tenure with LSI Logic, Mr. Pursel held legal positions with Advanced Micro Devices, Digital Equipment Corporation and The Boeing Company.

     Giuseppe Staffaroni was named Executive Vice President Broadband Communications Group in November 2000, having served as Vice President and General Manager of the Broadband Communications Group since November 1999. Mr. Staffaroni joined LSI Logic in 1990 as director of engineering in the company's Milan, Italy design center. From January 1996 to October 1997, he was Director of Marketing, and from November 1997 to October 1999, he was Vice President and General Manager of the Communications Product Division. Prior to LSI Logic, Mr. Staffaroni held management positions at Texas Instruments and AT&T Microelectronics.

     Joseph M. Zelayeta was named Executive Vice President, Worldwide Operations in September 1997. Prior to that time, he served as Senior Vice President of Research and Development, and General Manager of U.S. Operations between August 1995 and September 1997. Employed with the Company since 1981, Mr. Zelayeta has held management and executive positions in research and development and manufacturing operations since 1986.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     On January 25, 2000, we announced a two-for-one stock split, which was declared by the Board of Directors as a 100% stock dividend payable to stockholders of record on February 4, 2000 as one new share of common stock for each share held on that date. The newly issued common stock shares were distributed on February 16, 2000. In the following table, market prices of our common stock have been restated to give retroactive recognition to the two-for-one common stock split.

     Our stock trades on the New York Stock Exchange under the symbol "LSI." The high and low sales prices for the stock for each full quarterly period within the two most recent fiscal years as reported on the Exchange are:

                                                     2000              1999
                                                --------------    --------------
First Quarter.................................  $30.00 - 88.25    $ 8.06 - 14.75
Second Quarter................................  $43.00 - 74.94    $13.75 - 23.09
Third Quarter.................................  $28.88 - 60.00    $22.56 - 30.72
Fourth Quarter................................  $16.43 - 32.63    $22.06 - 35.63
                                                --------------    --------------
Year..........................................  $16.43 - 88.25    $ 8.06 - 35.63
                                                ==============    ==============

     At March 5, 2001, there were approximately 3,883 owners of record of our common stock.

     We have never paid cash dividends on our common stock. It is presently our policy to reinvest our earnings internally, and we do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, pursuant to the existing credit agreement by and among us, LSI Logic Japan Semiconductor, Inc., and ABN AMRO Bank N.V., as further described in Item 7 of Part II herein under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition and Liquidity", we are prohibited from declaring or paying cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR CONSOLIDATED SUMMARY

                                                                                 YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------------------------
                                                                 2000         1999         1998         1997         1996
                                                              ----------   ----------   ----------   ----------   ----------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues....................................................  $2,737,667   $2,089,444   $1,516,891   $1,322,626   $1,271,855
                                                              ----------   ----------   ----------   ----------   ----------
Costs and expenses:
  Cost of revenues..........................................   1,568,332    1,286,844      884,598      694,274      716,755
  Research and development..................................     378,936      297,554      291,125      229,735      187,749
  Selling, general and administrative.......................     306,962      257,712      226,258      196,359      171,733
  Acquired in-process research and development..............      77,438        4,600      145,500        2,850           --
  Restructuring of operations and other non-recurring items,
    net.....................................................       2,781       (2,063)      75,400           --           --
  Amortization of non-cash deferred stock compensation......      41,113           --           --           --           --
  Amortization of intangibles...............................      72,648       46,625       22,369        4,472        3,869
                                                              ----------   ----------   ----------   ----------   ----------
        Total costs and expenses............................   2,448,210    1,891,272    1,645,250    1,127,690    1,080,106
                                                              ----------   ----------   ----------   ----------   ----------
Income/(loss) from operations...............................     289,457      198,172     (128,359)     194,936      191,749
Interest expense............................................     (41,573)     (39,988)      (8,865)      (1,860)     (13,850)
Interest income and other, net..............................      51,766       17,640       (8,952)      34,891       30,483
Gain on sale of equity securities...........................      80,100       48,393       16,671           --           --
                                                              ----------   ----------   ----------   ----------   ----------
Income/(loss) before income taxes, minority interest and
  cumulative effect of change in accounting principle.......     379,750      224,217     (129,505)     227,967      208,382
Provision for income taxes..................................     142,959       65,030        9,905       60,819       57,521
                                                              ----------   ----------   ----------   ----------   ----------
Income/(loss) before minority interest and cumulative effect
  of change in accounting principle.........................     236,791      159,187     (139,410)     167,148      150,861
Minority interest in net income of subsidiaries.............         191          239           68          727          499
                                                              ----------   ----------   ----------   ----------   ----------
Income/(loss) before cumulative effect of change in
  accounting principle......................................     236,600      158,948     (139,478)     166,421      150,362
Cumulative effect of change in accounting principle.........          --      (91,774)          --       (1,440)          --
                                                              ----------   ----------   ----------   ----------   ----------
Net income/(loss)...........................................  $  236,600   $   67,174   $ (139,478)  $  164,981   $  150,362
                                                              ==========   ==========   ==========   ==========   ==========
Basic earnings per share:
  Income/(loss) before cumulative effect of change in
    accounting principle....................................  $     0.76   $     0.54   $    (0.49)  $     0.59   $     0.58
  Cumulative effect of change in accounting principle.......          --        (0.31)          --           --           --
                                                              ----------   ----------   ----------   ----------   ----------
  Net income/(loss).........................................  $     0.76   $     0.23   $    (0.49)  $     0.59   $     0.58
                                                              ==========   ==========   ==========   ==========   ==========
Diluted earnings per share:
  Income/(loss) before cumulative effect of change in
    accounting principle....................................  $     0.70   $     0.51   $    (0.49)  $     0.57   $     0.54
  Cumulative effect of change in accounting principle.......          --        (0.28)          --           --           --
                                                              ----------   ----------   ----------   ----------   ----------
  Net income/(loss).........................................  $     0.70   $     0.23   $    (0.49)  $     0.57   $     0.54
                                                              ==========   ==========   ==========   ==========   ==========
Year-end status:
  Total assets..............................................  $4,197,487   $3,206,605   $2,823,805   $2,155,365   $1,974,628
  Long-term debt............................................  $  846,311   $  671,775   $  558,966   $   69,455   $  261,508
  Stockholders' equity......................................  $2,498,137   $1,855,832   $1,524,473   $1,586,382   $1,330,528
                                                              ==========   ==========   ==========   ==========   ==========

    The Company's fiscal years ended on December 31 in 2000, 1999, 1998 and 1997 and the Sunday closest to December 31 in 1996. For presentation purposes, the Consolidated Financial Statements refer to December 31 as year-end. During 2000, the Company recorded amortization of non-cash deferred stock compensation of $41 million as a result of the adoption of FASB interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation" which was effective July 1, 2000. The acquisitions of DataPath Systems, Inc. and Syntax Systems, Inc. closed on July 14, 2000 and November 29, 2000, respectively, after the adoption of the new interpretation. (See Note 2 of the Notes to the Consolidated Financial Statements.) During 2000, we recorded a $77 million in-process research and development ("IPR&D") charge associated with the acquisitions of ParaVoice, DataPath, Intraserver and the purchases of divisions of NeoMagic and Cacheware. During 1999, the Company expensed an unamortized preproduction balance of $92 million, net of taxes, associated with the manufacturing facility in Gresham, Oregon and has presented it as a cumulative effect of a change in accounting principle in accordance with SOP No. 98-5, "Reporting on the Costs of Start-up Activities." (See Notes 1 and 7 of the Notes to the Consolidated Financial Statements.) During 1998, the Company reported a charge for restructuring of $75 million (see Note 4 of the Notes) and in-process research and development costs of $146 million related to the acquisition of Symbios on August 6, 1998. (See Note 2 of the Notes to the Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Revenues increased 31% to $2.74 billion in 2000 from 1999. The increase was primarily the result of increased demand for products used in broadband communications, networking infrastructure and storage infrastructure applications and storage area network ("SAN") systems.

     Gross profit margin increased to 43% in 2000 from 38% in 1999 primarily due to improved utilization of our fabrication facilities as well as our focus on communications and storage products as many of the products we offer in broadband communications and storage infrastructure applications have higher margins. Operating expenses increased 46% to $880 million in 2000 from $604 million in 1999. The increase was primarily a result of a $77.4 million charge for acquired in-process research and development, $41.1 million amortization of acquisition-related non-cash deferred stock compensation, $26.0 million additional amortization of goodwill and additional increase in research and development and selling, general and administrative expenses incurred in connection with the acquisition of companies noted above. The acquired in-process research and development and the deferred stock compensation stemming from acquisitions are discussed further below and in Note 2 of the Notes. For the years ended December 31, 2000 and 1999, gains on sale of equity securities were $80.1 million and $48.4 million, respectively. For the year ended December 31, 2000, we recorded net income of $236.6 million or $0.70 income per diluted share compared to net income for the same period in 1999 of $67.2 million or $0.23 per diluted share. Net income in 1999 would have been $91.8 million or $0.28 per share higher on a diluted basis but for the cumulative effect of a change in accounting principle recorded in the first quarter of 1999. (See Note 1 of the Notes.)

     Cash and short-term investments grew 71% to $1.13 billion as of December 31, 2000 from $661.3 million as of December 31, 1999. The increase is attributable to increased cash flows from our continuing operations. Our strategic cash position and greater cash flows provide us with the capital to make strategic acquisitions and to continue investing in key technologies.

     In 2000, 1999 and 1998, our fiscal year ended December 31. Fiscal years 2000, 1999 and 1998 were 52-week years.

     STOCK SPLIT. On January 25, 2000, we announced a two-for-one common stock split, which was declared by the Board of Directors as a 100% stock dividend payable to stockholders of record on February 4, 2000 as one new share of common stock for each share held on that date. The newly issued common stock shares were distributed on February 16, 2000. In the following discussion and analysis, stockholders' equity has been restated to give retroactive recognition to the two-for-one common stock split announced on January 25, 2000 for all periods presented by reclassifying the par value of the newly issued shares arising from the split from additional paid-in capital to common stock. In addition, all references in the financial statements to number of shares, per share amounts, stock option data and market prices of our common stock have been restated.

     ACQUISITIONS. We are continually exploring strategic acquisitions that build upon our existing library of intellectual property and increase our leadership position in the markets where we operate. During 2000, we acquired a division of NeoMagic Corporation ("NeoMagic"), a division of Cacheware, Inc. ("Cacheware"), Intraserver Technology, Inc. ("Intraserver"), DataPath Systems, Inc. ("DataPath"), ParaVoice Technologies, Inc. ("ParaVoice") and Syntax Systems, Inc. ("Syntax"). The acquisitions were accounted for as purchases, and accordingly, the results of operations and estimated fair value of assets acquired and liabilities assumed were included in our Consolidated Financial Statements as of the effective date of each acquisition.

The acquisitions are summarized below. (See Note 2 of the Notes to the Consolidated Financial Statements referred to hereafter as "Notes".)

                        ACQUISITION   PURCHASE                                           IDENTIFIED      DEFERRED
       COMPANY             DATE        PRICE        CONSIDERATION     IPR&D   GOODWILL   INTANGIBLES   COMPENSATION
       -------         -------------  --------   -------------------  -----   --------   -----------   ------------
                                                          (AMOUNTS IN MILLIONS)
Division of NeoMagic   April 2000      $ 15.4    Cash                 $6.4     $  1.9       $ 5.8         $   --
Division of Cacheware  April 2000        22.2    Cash                  8.3        8.5         5.2             --
Intraserver            May 2000          62.9    1.2 million shares,   1.6       50.8        17.5             --
                                                 0.2 million options
DataPath               July 2000        420.8    7.5 million shares,  54.2      154.0        17.4          201.6
                                                 1.6 million options
ParaVoice              October 2000      38.6    Cash                  7.0       10.4        21.2             --
Syntax                 November 2000     58.8    1.4 million shares,    --       42.0        25.4            2.5
                                                 0.6 million options

     On June 22, 1999, we combined with SEEQ Technology, Inc. ("SEEQ") in a transaction accounted for as a pooling of interests. All financial information has been restated retroactively to reflect the combined operations of LSI Logic Corporation and SEEQ as if the combination had occurred at the beginning of the earliest period presented. (See Note 2 of the Notes.) Prior to the combination, SEEQ's fiscal year-end was the last Sunday in September of each year, whereas we operate on a year ending December 31. SEEQ's financial information has been recast to conform to our year-end.

     While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information, we recommend that you read this discussion and analysis in conjunction with the remainder of this Annual Report on Form 10-K.

     We operate in an industry sector where stock values are highly volatile and may be influenced by economic and other factors beyond our control. See additional discussion contained in "Risk Factors" set forth in Part I of this Annual Report on Form 10-K for the year ended December 31, 2000.

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

RESULTS OF OPERATIONS

     REVENUE. We operate in two reportable segments: the Semiconductor segment and the SAN Systems segment. In the Semiconductor segment, we design, develop, manufacture and market integrated circuits, including application-specific integrated circuits, (commonly known in the industry as ASICs), application-specific standard products and related products and services. Semiconductor design and service revenues include engineering design services, licensing of our advanced design tools software, and technology transfer and support services. Our customers use these services in the design of increasingly advanced integrated circuits characterized by higher levels of functionality and performance. The proportion of revenues from ASIC design and related services compared to semiconductor product sales varies among customers depending upon their specific requirements. In the SAN Systems segment, we design, manufacture, market and support high-performance data storage management and storage systems solutions and a complete line of Redundant Array of Independent Disk ("RAID") systems, subsystems and related software. The SAN Systems segment was added in August 1998 with the purchase of Symbios. (See Notes 2 and 11 of the Notes.)

     Total revenues increased 31% to $2.74 billion in 2000 from $2.09 billion 1999. Revenues for the Semiconductor segment increased 29% to $2.34 billion in 2000 from $1.81 billion in 1999. Significant factors that contributed to this revenue growth included increased demand for products used in broadband communications, networking infrastructure and storage infrastructure applications, particularly in broadband access and networks and storage components. Revenues for the SAN Systems segment increased 43% to $399.1 million in 2000 from $279.3 million in 1999. The increase was attributable to growth in demand for all products used in the SAN Systems segment. There were no significant inter-segment revenues during the periods presented.

     Total revenues increased 38% to $2.09 billion in 1999 from $1.52 billion in 1998. Revenues for the Semiconductor segment increased 27% to $1.8 billion in 1999 from $1.4 billion in 1998. Significant factors that contributed to this revenue growth included increased demand for products used in communications applications and additional revenues from the acquisition of Symbios on August 6, 1998 (See Notes 2 and 11 of the Notes), which included increased demand for products used in network computing applications. Revenues for the SAN Systems segment increased 200% to $279.3 million in 1999 from $93.0 million in 1998. The increase was primarily attributable to recording a full year of revenue from the acquisition of Symbios in August of 1998. The demand for products used in the SAN Systems segment also increased significantly after the acquisition due to rapid growth of the Internet.

     One customer represented 12% and 11% of our total consolidated revenues for each of the years ended December 31, 2000 and 1999, respectively, and another customer represented 12% of our total consolidated revenues for the year ended December 31, 1998. No customer represented 10% or more of total revenues in the Semiconductor segment for the year ended December 31, 2000. For the years ended December 31, 1999 and 1998, one customer represented 10% and 13% of total Semiconductor revenues, respectively. In the SAN Systems segment, there were three customers with revenues representing 31%, 17% and 13% of total SAN Systems revenues for the year ended December 31, 2000. During 1999, there were three customers with revenues representing 29%, 27% and 14% of SAN Systems revenues. During 1998, there were three customers with revenues representing 17%, 15% and 14% of SAN Systems revenues.

     Revenues from domestic operations were $1.68 billion, representing 61% of consolidated revenues for 2000, as compared to $1.21 billion and $957 million for 1999 and 1998, representing 58% and 63% of consolidated revenues, respectively.

     We expect that first quarter 2001 revenues will decline approximately 30% sequentially from the $751 million in the fourth quarter of 2000.

     OPERATING COSTS AND EXPENSES. Key elements of the consolidated statements of operations, expressed as a percentage of revenues for the respective segment, were as follows:

                                                              2000    1999    1998
                                                              ----    ----    ----
CONSOLIDATED:
  Gross profit margin.......................................   43%     38%     42%
  Research and development..................................   14%     14%     19%
  Selling, general and administrative.......................   11%     12%     15%
  Income/(loss) from operations.............................   11%      9%     (8)%

     Key elements of the statement of operations for the Semiconductor and SAN Systems segments, expressed as a percentage of revenues, were as follows:

                                                              2000    1999    1998
                                                              ----    ----    ----
SEMICONDUCTOR SEGMENT:
  Gross profit margin.......................................   44%     39%     42%
  Research and development..................................   15%     15%     20%
  Selling, general and administrative.......................   11%     12%     15%
  Income/(loss) from operations.............................   10%     10%     (6)%

                                                              2000    1999    1998
                                                              ----    ----    ----
SAN SYSTEMS SEGMENT:
  Gross profit margin.......................................   38%     33%     32%
  Research and development..................................    7%      9%      9%
  Selling, general and administrative.......................   13%     11%     13%
  Income/(loss) from operations.............................   13%      9%    (48)%

     GROSS PROFIT MARGIN. We have advanced wafer manufacturing operations in Oregon, Colorado, California and Japan. This allows us to maintain our ability to provide products to customers with minimal disruption in the manufacturing process due to economic and geographic risks associated with each geographic location. During 1999, we entered into a technology transfer agreement with Silterra Malaysia Sdn. Bhd. (formerly known as Wafer Technology (Malaysia) Sdn. Bhd.) ("Silterra") under which we grant licenses to Silterra with respect to certain of our wafer fabrication technologies and provide associated manufacturing training and related services. In exchange, we receive cash and equity consideration valued at $120.0 million over three years during which transfers and the performance of our obligations are scheduled to occur. (See
Note 3 of the Notes.) During 2000 and 1999, we provided engineering training valued at $4.0 million and $2.0 million, respectively. The value of the engineering training was recorded as a credit to cost of revenues. We will provide an additional $2.0 million of engineering training over the remaining contract term of one year, which also will be recorded as a credit to cost of revenues.

     The gross profit margin percentage for 2000 increased to 43% from 38% in 1999 on a consolidated basis, reflecting improved gross profit margins in both of our segments. The gross profit margin percentage for the Semiconductor segment was 44% in 2000 compared to 39% in 1999. The increase primarily reflected a combination of the following factors:

     - Increased production capacity utilization at our fabrication facility in Gresham, Oregon, which commenced operations in December 1998, and

     - Our focus on higher margin products used in broadband communications and storage infrastructure applications.

     The increase in gross profit margin in 2000 as compared to 1999 was offset in part by the following factors:

     - $11.1 million non-recurring charge associated with the elimination of a non-strategic product area, and

     - An increase in compensation-related expenses.

     The gross profit margin percentage for the SAN Systems segment was 38% in 2000 compared to 33% in 1999. The increase is primarily attributable to changes in product mix to include newer generation products, which have higher margins than other SAN business products.

     We expect first quarter 2001 gross profit margin to be approximately 40%.

     The gross profit margin percentage for 1999 decreased to 38% from 42% in 1998 on a consolidated basis. The gross profit margin percentage for the Semiconductor segment was 39% in 1999 compared to 42% in 1998. The decrease primarily reflected a combination of the following factors:

     - Increased cost of revenues from commencing operations at our fabrication facility in Gresham, Oregon in December of 1998;

     - Lower average selling prices of products used in certain semiconductor product applications, including the impact from currency fluctuations; and

     - Changes in product mix primarily related to Symbios product additions from August 6, 1998.

     The gross profit margin percentage for the SAN Systems segment was relatively flat at 33% in 1999 compared to 32% in 1998.

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

     - Terms negotiated with third-party subcontractors; and

     - Foreign currency fluctuations.

     These and other factors could have a significant effect on our gross profit margin in future periods.

     Changes in the relative strength of the yen may have a greater impact on our gross profit margin than other foreign exchange fluctuations due to our wafer fabrication operations in Japan. Although the yen strengthened (the average yen exchange rate for 2000 appreciated 6% from 1999), the effect on gross profit margin and net income was not significant because yen-denominated sales offset a substantial portion of yen-denominated costs during the period. Moreover, we hedged a portion of our remaining yen exposure. (See Note 6 of the Notes.) Future changes in the relative strength of the yen or mix of foreign-denominated revenues and costs could have a significant effect on our gross profit margin or operating results.

     RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses increased 27% to $378.9 million during 2000 as compared to $297.6 million in 1999. R&D expenses for the Semiconductor segment increased 29% to $351.7 million in 2000 from $271.8 million in 1999. The increase was attributable to the following factors:

     - Increased R&D activities based on the acquisitions of companies during 2000 (See Note 2 of the Notes);

     - Expenditures related to the continued development of advanced sub-micron products and process technologies; and

     - Increased compensation costs during 2000.

     The increase was offset in part by $24.0 million and $15.0 million of research and development benefits associated with a technology transfer agreement entered into with Silterra in Malaysia during 2000 and 1999, respectively. (See Note 3 of the Notes.) We will receive an additional $26.0 million in cash from Silterra over the remaining contract term of approximately one year as consideration for technology to be transferred.

     R&D expenses for the SAN Systems segment increased 6% to $27.2 million in 2000 from $25.7 million in 1999. The increase is primarily attributable to increased compensation expenses.

     Research and development expenses increased 2% to $297.6 million during 1999 as compared to $291.1 million in 1998. R&D expenses for the Semiconductor segment decreased 4% to $271.8 million in 1999 from $282.9 million in 1998. The decrease was primarily attributable to a $15.0 million research and development benefit associated with a technology transfer agreement entered into with Silterra in Malaysia during 1999. (See Note 3 of the Notes.) The decrease in R&D during 1999 resulting from the agreement with Silterra was offset in part by expenditures related to the following:

     - A continuation of R&D activities of the former Symbios business included in our consolidated financial statements since August 6, 1998;

     - Expenditures related to the continued development of advanced sub-micron products and process technologies; and

     - Increased compensation costs during 1999.

     R&D expenses for the SAN Systems segment increased 212% to $25.7 million in 1999 from $8.3 million in 1998. The increase was primarily the result of the continuation of R&D activities of the Symbios business included in our consolidated financial statements from August 1998.

     As a percentage of revenues, R&D expenses were 14% in 2000, 14% in 1999 and 19% in 1998 on a consolidated basis. R&D expenses as a percentage of revenues for the Semiconductor segment were 15% in 2000, 15% in 1999 and 20% in 1998. The decrease from 1998 to 1999 is primarily attributable to the effects of our restructuring programs established in the third quarter of 1998. (See Note 4 of the Notes.) R&D expenses as a percentage of revenues for the SAN Systems segment were 7% in 2000, 9% in 1999 and 9% in 1998. As we continue our commitment to technological leadership in our markets, we are targeting our R&D investment in the first quarter of 2001 to be approximately 24% of revenues on a consolidated basis.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses increased 19% to $307.0 million during 2000 as compared to $257.7 million in 1999. SG&A expenses for the Semiconductor segment increased 13% to $255.2 million in 2000 from $225.8 million in 1999. The increase was primarily attributable to sales commissions on increased revenues and increased compensation costs based on an increase in headcount in 2000. SG&A expenses for the SAN Systems segment increased 62% to $51.8 million in 2000 from $32.0 million in 1999. The increase in SG&A expenses was primarily attributable to an increase in compensation costs based on an increase in headcount in 2000 and also an increase in commission expenses for sales personnel based on the increased revenues during 2000.

     Selling, general and administrative expenses increased 14% to $257.7 million during 1999 as compared to $226.3 million in 1998. SG&A expenses for the Semiconductor segment increased 5% to $225.8 million in 1999 from $214.6 million in 1998. The increase was primarily attributable to the inclusion of current expenses related to the former Symbios business acquired on August 6, 1998, sales commissions on the increased revenues and increased compensation costs during 1999. SG&A expenses for the SAN Systems segment increased 174% to $32.0 million in 1999 from $11.7 million in 1998. The increase was primarily attributable to the inclusion of current expenses related to the former Symbios business acquired on August 6, 1998 along with increased compensation costs in 1999.

     As a percentage of revenues, SG&A expenses decreased to 11% in 2000 from 12% in 1999 and 15% in 1998 on a consolidated basis. SG&A expenses as a percentage of revenues for the Semiconductor segment were 11% in 2000, 12% in 1999 and 15% in 1998. SG&A expenses as a percentage of revenues for the SAN Systems segment were 13% in 2000, 11% in 1999 and 13% in 1998. We expect that SG&A expenses as a percentage of revenues will be approximately 16% of revenues on a consolidated basis in the first quarter 2001.

     ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. During 2000, we recorded a $77.4 million in-process research and development ("IPR&D") charge associated with the acquisitions of ParaVoice, DataPath, Intraserver and the purchase of divisions of NeoMagic and Cacheware. There was no IPR&D charge recorded in connection with the acquisition of Syntax. During 1999, we recorded a $4.6 million IPR&D charge associated with the acquisition of ZSP. See additional information provided below.

     The amounts of IPR&D were determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed as of the respective acquisition dates.

     ParaVoice. On October 23, 2000, we entered into an Asset Acquisition Agreement ("Agreement") with ParaVoice. Under the agreement, we acquired certain tangible and intangible assets associated with ParaVoice's Voice over Internet Protocol ("VoIP") and Voice over DSL ("VoDSL") technology. The acquisition is intended to combine VoIP and VoDSL technology with our ZSP digital signal processor to offer complete single-chip solutions in the fast-growing global communication area in the Semiconductor segment. The acquisition was accounted for as a purchase and the total purchase price was $38.6 million in cash. Accordingly, the estimated fair value of assets acquired was included in our consolidated financial statements as of October 23, 2000, the effective date of the purchase, through the end of the period.

     In connection with the asset purchase from ParaVoice, we recorded a $6.9 million charge to in-process research and development during the fourth quarter of 2000. The project was for the development of ParaVoice's VoIP products, which will be a fully integrated hardware/software telecommunications solution targeted to mid-scale transport and gateway.

     The value of the project identified to be in process was determined by estimating the future cash flows from the project once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The net cash flows from the identified project were based on estimates of revenues, cost of revenues, research and development costs, selling general and administrative costs and applicable income taxes for the project. These estimates do not account for any potential synergies that may be realized as a result of the acquisition, and are in line with industry averages and projected growth for the Semiconductor market. Total revenues for the project are expected to extend through 2005. These projections were based on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.

     The discount rate used was 50% for the project, a rate 2800 basis points higher than the industry weighted average cost of capital estimated at approximately 22% to account for the risks associated with the inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances, which could impact the estimates described above.

     The percentage of completion for the project was determined based on research and development expenses incurred as of October 23, 2000 for the project as a percentage of total research and development expenses to bring the project to technological feasibility. Development of ParaVoice's VoIP products started in late 1999. As of October 23, 2000, we estimated that the project was 23% complete. As of the acquisition date, the cost to complete the project is estimated at $6.3 million and $7.3 million for 2001 and 2002, respectively. As of December 31, 2000, the actual development timeline and costs are in line with estimates.

     DataPath. On July 14, 2000, we acquired DataPath, a privately held supplier of communications chips for broadband, data networking and wireless applications, pursuant to the terms of the Agreement and Plan of Reorganization and Merger. DataPath's stockholders received 0.4269 shares of our common stock for each DataPath share. Accordingly, we issued approximately 7.5 million shares of our common stock for all the outstanding common shares of DataPath common stock. Additionally, outstanding options to acquire DataPath common stock as of the acquisition date were converted to options to acquire approximately 1.6 million shares of our common stock. The acquisition of DataPath is expected to enhance our standard product offerings in the communications market in the Semiconductor segment.

     The total purchase price for DataPath was $420.8 million, which includes deferred compensation on unvested stock options and stock awards assumed as part of the purchase. The acquisition was accounted for as a purchase. (See Note 2 of the Notes). Accordingly, the results of operations of DataPath and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements as of July 14, 2000, the effective date of the purchase, through the end of the period.

     In connection with the purchase of DataPath, we recorded a $54.2 million charge to in-process research and development during the third quarter of 2000. The amount was determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed. As of the acquisition date, there were various projects that met the above criteria. The majority of the projects identified consist of Read Channel, Asynchronous Digital Subscriber Line ("ADSL") and Tuner technologies.

     The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The net cash flows from the identified projects were based on estimates of revenues, cost of revenues, research and development costs, selling general and administrative costs and applicable income taxes for the projects. These estimates do not account for any potential synergies that may be realized as a result of the acquisition and are in line with industry averages and growth estimates in the semiconductor industry. Total revenues for the projects are expected to extend through 2004, 2006 and 2007 for Read Channel, ADSL and Tuner Technologies, respectively. These projections were based on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions by us and our competitors.

     We applied a royalty rate of 20% to operating income for Read Channel and ADSL projects and 3% for Tuner projects to attribute value for dependency on predecessor core technologies. The discount rate used was 20% for the projects, a rate of 500 basis points higher than the industry weighted average cost of capital estimated at approximately 15% to account for the risks associated with the inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances, which could impact the estimates described above.

     The percentage of completion for the project was determined using milestones representing management's estimate of effort, value added and degree of difficulty of the portion of the project completed as of July 14, 2000, as compared to the remaining research and development to be completed to bring the project to technological feasibility. The development process is grouped into three phases, with each phase containing between one and five milestones. The three phases are:

     - Researching the market requirements and the engineering architecture and feasibility studies;

     - Design and verification milestones; and

     - Prototyping and testing the product (both internal and customer testing).

     As of July 14, 2000, we estimated the projects were approximately 50%, 65% and 75% complete in aggregate for Read Channel, ADSL and Tuner Technologies, respectively. As of the acquisition date, the cost to complete the projects is estimated at $8.3 million and $2.8 million for ADSL and Tuner projects, respectively, through early 2002 and $32.8 million for Read Channel projects through 2004. As of December 31, 2000, the actual development timeline and costs are in line with estimates.

     Intraserver. On May 26, 2000, we acquired Intraserver pursuant to the terms of the Agreement and Plan of Reorganization and Merger. Intraserver's stockholders received 2.2074 shares of our common stock for each Intraserver share. Accordingly, we issued approximately 1.2 million shares of our common stock for all the outstanding common shares of Intraserver common stock. Additionally, outstanding options to acquire Intraserver common stock as of the acquisition date were converted to options to acquire approximately 0.2 million shares of our common stock. The acquisition of Intraserver is expected to enhance our host adapter board and other product offerings in the storage infrastructure and communications markets in the Semiconductor segment.

     The total purchase price for Intraserver was $62.9 million and the acquisition was accounted for as a purchase. (See Note 2 of the Notes). Accordingly, the results of operations of Intraserver and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements as of May 26, 2000, the effective date of the purchase, through the end of the period.

     In connection with the purchase of Intraserver, we recorded a $1.6 million charge to in-process research and development during the second quarter of 2000. The amount was determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed. As of the acquisition date, there were various projects which met the above criteria. The majority of the projects identified are targeted to high-end data storage and communication devices, where I/O functionality and speed is critical.

     The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The net cash flows from the identified projects were based on estimates of revenues, cost of revenues, research and development costs, selling general and administrative costs and applicable income taxes for the projects. These estimates do not account for any potential synergies that may be realized as a result of the acquisition and are in line with industry averages and growth estimates in the storage and host bus adapter sector of the semiconductor industry. Total revenues for the projects are expected to extend through 2005. These projections were based on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions by us and our competitors.

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

     As of May 26, 2000, the Company estimated the projects were 58% complete in aggregate (ranging from 20% to 95%). As of the acquisition date, the costs to complete the project were $0.5 million in 2000 and early 2001. As of December 31, 2000, the development timeline and costs are in line with estimates.

     Division of Cacheware. On April 27, 2000, we entered into an Asset Purchase Agreement ("the Agreement") with Cacheware. Under the Agreement, we acquired certain tangible and intangible assets associated with Cacheware's storage area network business. ("SAN Business"). The acquisition is intended to provide a key technology to enhance our SAN solutions. The SAN Business is included in our SAN Systems segment. The acquisition was accounted for as a purchase. Accordingly, the results of operations of the SAN Business and estimated fair value of assets acquired were included in our consolidated financial statements as of April 27, 2000, the effective date of the purchase, through the end of the period. We paid approximately $22.2 million in cash, which included direct acquisition costs of $0.2 million for investment banking, legal and accounting fees. (See Note 2 of the Notes.)

     In connection with the asset purchase from Cacheware, we recorded an $8.3 million charge to in-process research and development during the second quarter of 2000. The project was for development of a SAN appliance.

     The value of the project identified to be in progress was determined by estimating the future cash flows from the project once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The net cash flows from the identified projects were based on estimates of revenues, cost of revenues, research and development costs, selling general and administrative costs and applicable income taxes for the project. These estimates do not account for any potential synergies that may be realized as a result of the acquisition and are in line with industry averages for data storage and industry analysts' forecasts of growth. Total revenues for the project are expected to extend through 2003. These projections were based on estimates of market size and growth, expected trends in technology, and the expected timing of new product introductions.

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

     Development of the SAN appliance was started in January 1999. As of April 27, 2000, we estimated that the project was 90% complete and that remaining costs to complete the project would be $0.4 million in 2000 and early 2001. As of December 31, 2000, the actual development timeline and costs are in line with estimates.

     Division of NeoMagic. On April 13, 2000, we entered into an Asset Purchase Agreement (the "Agreement") with NeoMagic. Under the Agreement, we acquired certain tangible and intangible assets from NeoMagic, which includes NeoMagic's optical read-channel mixed-signal design team and RF intellectual property. The acquisition is intended to enhance and accelerate our set-top decoder product offerings in the Semiconductor segment. The acquisition was accounted for as a purchase and the total purchase price was $15.4 million in cash. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements as of April 13, 2000, the effective date of the purchase, through the end of the period.

     In connection with the asset purchase from NeoMagic, we recorded a $6.4 million charge to in-process research and development during the second quarter of 2000. The project was for development of a 2-chip controller chipset.

     The value of the project identified to be in process was determined by estimating the future cash flows from the project once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The net cash flows from the identified projects were based on estimates of revenues, cost of revenues, research and development costs, selling general and administrative costs and applicable income taxes for the project. These estimates do not account for any potential synergies that may be realized as a result of the acquisition and are in line with industry averages and projected growth for the Semiconductor market. Total revenues for the project are expected to extend through 2004. These projections were based on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.

     We applied a royalty rate of 30% to operating income for the project in process to attribute value for dependency on predecessor core technologies. The discount rate used was 30% for the project, a rate 730 basis points higher than the industry weighted average cost of capital estimated at approximately 22.7% to account for the risks associated with the inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances which could impact the estimates described above. As of April 13, 2000, the Company estimated that the project was 68% complete. As of the acquisition date, the project costs were estimated at $3.0 million for the remainder of 2000 and $4.0 million in 2001. As of December 31, 2000, the actual development timeline and costs are in line with estimates.

     ZSP. On April 14, 1999, we acquired all of the outstanding capital stock of ZSP for a total purchase price of $11.3 million, which consisted of $7.0 million in cash (including approximately $0.6 million in direct acquisition costs) and assumed liabilities up to $4.3 million in accordance with the purchase agreement with ZSP. The merger was accounted for as a purchase. (See Note 2 of the Notes.) ZSP, a development stage semiconductor company, was involved in the design and marketing of programmable Digital Signal Processors

("DSPs") for use in wired and wireless communications. The results of operations of ZSP and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements as of April 14, 1999, the effective date of the purchase, through the end of the period.

     In connection with the purchase of ZSP, we recorded a $4.6 million charge to in-process research and development during the second quarter of 1999. The amount was determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed. We acquired ZSP's in-process digital signal processor research and development project in process that was targeted at the telecommunications market. This product is being developed specifically for voice-over-net or voice-over-internet protocol applications and is intended to have substantial incremental functionality, greatly improved speed and a wider range of interfaces than ZSP's then current technology.

     The value of the one project identified to be in progress was determined by estimating the future cash flows from the project once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value as defined below. The net cash flows from the identified project are based on our estimates of revenues, cost of revenues, research and development costs, selling, general and administrative costs and applicable income taxes for the project. These estimates were compared and found to be in line with industry analysts' forecasts of growth in the telecommunications market. Estimated total revenues are expected to peak in the years 2002 and 2003 and then decline in 2004 as other new products are expected to become available. These projections are based on our estimates of market size and growth, expected trends in technology and the expected timing of new product introductions by us and our competitors.

     We applied a royalty percentage of 25% of operating income for the project in process to attribute value for dependency on predecessor core technologies. The discount rate used was 25% for the project, a rate 1,000 basis points higher than the industry weighted average cost of capital estimated at approximately 15% to account for the risks associated with the inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances, which could impact the estimates described above.

     The percentage of completion for the project was determined using milestones representing management's estimate of effort, value added and degree of difficulty of the portion of the project completed as of April 14, 1999, as compared to the remaining research and development to be completed to bring the project to technological feasibility. The development process is grouped into three phases, with each phase containing between one and five milestones. The three phases are:

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

     However, development of the above noted technologies remains a significant risk to us due to the remaining effort to achieve technological feasibility, rapidly changing customer markets and significant competitive threats from numerous companies. Failure to bring the product to market in a timely manner could adversely affect sales and profitability of the combined company in the future. Additionally, the value of other intangible assets acquired may become impaired.

     Symbios. On August 6, 1998, we completed the acquisition of all of the outstanding capital stock of Symbios. The transaction was accounted for as a purchase, and accordingly, the results of operations of Symbios and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements as of August 6, 1998, the effective date of the purchase, through the end of the period. (See Note 2 of the Notes.)

     In connection with the purchase of Symbios, we recorded a $145.5 million charge to IPR&D during the third quarter of 1998. The $145.5 million allocation of the purchase price to IPR&D was determined by identifying research projects in areas for which technological feasibility had not been established and no alternative future uses existed. We acquired technology consisting of storage and semiconductor research and development projects in process. The storage projects consisted of designing controller modules, a new disk drive and a new version of storage management software with new architecture to improve performance and portability. The semiconductor projects consisted of client/server products being designed with new architectures and protocols and a number of ASIC and peripheral products that were being custom-designed to meet the specific needs of certain customers. The amounts of IPR&D allocated to each category of projects was $50.7 million for storage projects, $69.1 million for client/server projects and $25.7 million for ASIC and peripheral projects.

     The value of these projects was determined by estimating the expected cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value as defined below. The net cash flows from the identified projects were based on our estimates of revenues, cost of revenues, research and development costs, selling, general and administrative costs, and income taxes from those projects. These estimates were based on the assumptions described below. The research and development costs included in the model reflected costs to sustain projects, but excluded costs to bring in-process projects to technological feasibility.

     The estimated revenues were based on management projections of each in-process project for semiconductor and storage products. The aggregated business projections were compared and found to be in line with industry analysts' forecasts of growth in substantially all of the relevant markets. Total revenues from the IPR&D product areas were expected to peak in the year 2001 and decline from 2002 to 2005 as other new products were expected to become available. These projections were based on our estimates of market size and growth, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors.

     Projected gross profit margins approximated Symbios' historical performance and were in line with industry margins in the semiconductor and storage systems industry sectors. The estimated selling, general and administrative costs were consistent with Symbios' historical cost structure, which was in line with industry averages at approximately 15% of revenues. Research and development costs were consistent with Symbios' historical cost structure.

     We applied a royalty charge of 25% to operating income for each in-process project to attribute value for dependency on predecessor core technologies.

     The discount rate used in discounting the net cash flows from the IPR&D projects back to their present value was 20% for semiconductor and 21% for storage systems, a 500 basis point increase from the respective industry weighted average cost of capital. The industry weighted average cost of capital was approximately 15% for semiconductors and 16% for storage systems. We applied the discount rates higher than the industry weighted average cost of capital due to inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of such technology, the profitability levels of such technology, and the uncertainty of technological advances, which could potentially impact the estimates described above.

     The percentage of completion for each project was determined using milestones representing management's estimate of effort, value added, and degree of difficulty of the portion of each project completed as of August 6, 1998, as compared to the remaining research and development to be completed to bring each project to technical feasibility. The development process was grouped into three phases, with each phase containing between one and five milestones. The three phases were:

     - Researching the market requirements and the engineering architecture and feasibility studies;

     - Design and verification; and

     - Prototyping and testing the product (both internal and customer testing).

     Each of these phases was subdivided into milestones, and then the status of each of the projects was evaluated as of August 6, 1998. We estimated, as of the acquisition date, the storage projects in aggregate were approximately 74% complete and the aggregate costs to complete were $25.2 million ($5.7 million in 1998, $14.5 million in 1999 and $5.0 million in 2000). We estimated the semiconductor projects were approximately 60% complete for client/server products and 55% complete for ASIC and peripheral products. As of the acquisition date, we expected the cost to complete all semiconductor products to be approximately $24.1 million ($8.7 million in 1998, $14.8 million in 1999 and $0.6 million in 2000). The actual development timeline and costs were in line with estimates as of December 31, 2000.

     RESTRUCTURING OF OPERATIONS AND OTHER NON-RECURRING ITEMS. We recorded restructuring of operations and other non-recurring net charges of $2.8 million in 2000. The net charges reflected the combination of the following:

     - On February 22, 2000, we entered into an agreement with a third party to outsource certain testing services presently performed by us at our Fremont, California facility. The agreement provides for the sale and transfer of certain test equipment and related peripherals for total proceeds of approximately $10.7 million. We recorded a loss of approximately $2.2 million associated with the agreement. (See Note 4 of the Notes.)

     - In March 2000, we recorded approximately $1.1 million of non-cash compensation related expenses resulting from a Separation Agreement entered into during the quarter with a former employee and a $0.5 million benefit for the reversal of reserves established in the second quarter of 1999 for merger related expenses in connection with the merger with SEEQ Technology, Inc. ("SEEQ") discussed below.

     We recorded restructuring of operations and other non-recurring net benefits of $2.1 million in 1999. The net benefit reflected the combination of the following:

     - Approximately $2.9 million in restructuring charges and $5.5 million in merger-related expenses associated in connection with the merger with SEEQ on June 22, 1999 (see Note 2 of the Notes), which included $0.5 million in merger expenses recorded by SEEQ in the first quarter of 1999. The merger expenses related primarily to investment banking and other professional fees directly attributable to the merger with SEEQ. The restructuring charge was comprised of $1.9 million in write-downs of fixed assets that were duplicative to the combined company, $0.5 million of exit costs relating to non-cancelable building lease contracts and a $0.5 million provision for severance costs related to the involuntary termination of certain employees. The exit costs and employee severance costs were recorded in accordance with Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The fixed and other asset write-downs were recorded in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The restructuring actions as outlined by the restructuring plan were completed by June 30, 2000, one year from the date the reserve was taken.

     - Approximately $10.5 million of 1998 restructuring reserve reversals associated with a change in management estimate. (See Note 4 of the Notes.) The amount consisted of the following:

       - $3.9 million of reserves for lease termination and non-cancelable purchase commitments primarily in the U.S. and Europe;

       - $3.7 million of excess severance reserves in the U.S., Japan, and Europe;

       - $2.0 million of reserves for manufacturing facility decommissioning costs and other exit costs primarily in the U.S. and Japan; and

       - $0.9 million of related cumulative translation adjustments.

     The change in management estimates of the reserve requirements stemmed primarily from the following factors:

     - A significant increase in the requirement for manufacturing capacity to meet expected sales growth, which resulted in retention of certain employees originally targeted for termination of employment and in reversal of the reserve for decommissioning costs as a result of retention of the U.S. and Japan operations facilities originally targeted for sale; and

     - Our ability to exit lease commitments and non-cancelable purchase commitments more favorably than originally anticipated in the U.S. and Europe.

     Description of 1998 Restructuring. As a result of identifying opportunities to streamline operations and maximize the integration of Symbios into our operations, our management, with the approval of the Board of Directors, committed to a plan of action and recorded a $75.4 million restructuring charge in the third quarter of 1998. (See Note 4 of the Notes.) The action undertaken included the following elements:

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

     Restructuring costs included the following elements:

     - $37.2 million related primarily to fixed assets impaired as a result of the decision to close, by the third quarter of 1999, a manufacturing facility in Tsukuba, Japan;

     - $13.1 million in fixed asset and other asset write-downs, primarily in the U.S., Japan, and Europe;

     - $16.3 million in workforce reduction costs;

     - $4.7 million for termination of leases and maintenance contracts primarily in the U.S. and Europe;

     - $1.7 million for non-cancelable purchase commitments primarily in Europe; and

     - Approximately $2.4 million in other exit costs, which resulted principally from the consolidation and closure of certain design centers, sales facilities and administrative offices primarily in the U.S. and Europe.

     Other exit costs included $0.9 million related to payments made for early lease contract terminations and the write-down of surplus assets to their estimated realizable value; $0.7 million for the write-off of excess licenses for closed locations in Europe and $0.8 million of other exit costs associated with the consolidation of design centers worldwide.

     The workforce reduction costs primarily included severance costs related to involuntary reduction of approximately 900 jobs from manufacturing in Japan, and engineering, sales, marketing and finance personnel located primarily in the U.S., Japan and Europe.

     The fair value of assets determined to be impaired in accordance with the guidance on assets to be held and used in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," were the result of independent appraisals and management estimates. Severance costs and other exit costs noted above were determined in accordance with EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." As of December 31, 1998, the remaining cash requirements were related primarily to severance payouts. The severance distributions were to be made out of our cash balance on hand at the time of the distributions.

     As a result of the execution of the restructuring plan announced in the third quarter of 1998, we reduced employee expenses by approximately $37.0 million in 1999 and $4.0 million in the fourth quarter of 1998.

Depreciation expense was reduced by approximately $10.3 million in 1999 and $1.7 million in the fourth quarter of 1998. We also realized additional savings of $3.0 million in 1999 related to reduced lease and maintenance contract expenses primarily associated with the reduction in the number of engineering design centers, sales facilities and administrative offices worldwide.

     The ongoing savings from the restructuring plan associated with the acquisition of SEEQ are not considered to be significant.

     The restructuring actions, as outlined by the plan, were completed in the third quarter of 1999, one year from the date the reserve was taken.

     The following table sets forth our 1998 restructuring reserves as of September 30, 1998, and activity against the reserve in 1998 and 1999:

                               SEPTEMBER 30,
                                   1998                   DECEMBER 31,                         DECEMBER 31,
                               RESTRUCTURING                  1998                  RESERVE        1999
                                  EXPENSE      UTILIZED     BALANCE      UTILIZED   REVERSAL     BALANCE
                               -------------   --------   ------------   --------   --------   ------------
                                                              (IN THOUSANDS)
Write-down of manufacturing
  facility(a)................     $37,200      $(35,700)    $ 1,500      $   (210)  $ (1,290)      $--
Other fixed asset related
  charges(a).................      13,100       (13,100)         --            --         --        --
Payments to employees for
  severance(b)...............      16,300        (4,700)     11,600        (7,948)    (3,652)       --
Lease terminations and
  maintenance contracts(c)...       4,700          (100)      4,600        (2,257)    (2,343)       --
Noncancelable purchase
  commitments(c).............       1,700          (100)      1,600           (80)    (1,520)       --
Other exit costs(c)..........       2,400        (1,200)      1,200          (450)      (750)       --
Cumulative currency
  translation adjustment.....          --         1,512       1,512          (600)      (912)       --
                                  -------      --------     -------      --------   --------       ---
          Total..............     $75,400      $(53,388)    $22,012      $(11,545)  $(10,467)      $--
                                  =======      ========     =======      ========   ========       ===

---------------
(a) The $1.5 million balance for the write-down of the facility as of December 31, 1998 and the amount utilized in 1999 related to machinery and equipment decommissioning costs in Japan. Amounts utilized in 1998 represent a write-down of fixed assets due to impairment. The amounts were accounted for as a reduction of the assets and did not result in a liability.

(b) Amounts utilized represent cash payments related to the severance of 358 employees in 1999 and 290 employees in 1998 worldwide.

(c) Amounts utilized represent cash charges.

     AMORTIZATION OF INTANGIBLES. Amortization of goodwill and other intangibles increased to $72.6 million in 2000 from $46.6 million in 1999. The increase was primarily related to additional amortization of goodwill associated with the acquisitions of Syntax, ParaVoice, DataPath, Intraserver and the acquisition of divisions of Cacheware and NeoMagic. (See Note 2 of the Notes.)

     Amortization of goodwill and other intangibles increased to $46.6 million in 1999 from $22.4 million in 1998. The increase was due to additional amortization of goodwill associated with the acquisitions of Symbios in August 1998 and ZSP in April 1999.

     AMORTIZATION OF NON-CASH DEFERRED STOCK COMPENSATION. Amortization of non-cash deferred stock compensation of $41.1 million in 2000 is due to non-cash deferred stock compensation of $204.1 million recorded in connection with the acquisitions of DataPath Systems, Inc. and Syntax Systems, Inc., which closed on July 14, 2000 and November 29, 2000, respectively (See Note 2 of the Notes).

     INTEREST EXPENSE. Interest expense increased to $41.6 million in 2000 from $40.0 million in 1999. The increase was primarily attributable to increased debt outstanding due to the issuance of $500.0 million of 4% Convertible Subordinated Notes (the "2000 Convertible Notes"), offset in part by lower interest rates (see Note 8 of the Notes.)

     Interest expense increased to $40.0 million in 1999 from $8.9 million in 1998. The increase was primarily attributable to interest expense on the bank debt facilities, which we entered into in August 1998 to fund the purchase of Symbios, and the Convertible Notes issued in March 1999 (the "1999 Convertible Notes"). (See Note 8 of the Notes.) Beginning in January 1999, we no longer capitalize interest associated with the construction of our fabrication facility in Gresham, Oregon, as operations of the facility commenced in December 1998.

     INTEREST INCOME AND OTHER. Interest income and other increased to $51.8 million in income in 2000 from $17.6 million in income in 1999. The increase was primarily attributable to the following events in 2000, which were absent in 1999:

     - $5.7 million pre-tax gain on the sale of a U.S. facility in Fremont, California, and

     - $33.8 million of additional interest income due to higher average balances of interest-generating cash, cash equivalents and short-term investments and higher interest rates.

     The above-noted increase was offset in part by net losses on disposals of fixed assets, bank fees and other miscellaneous expenses during 2000.

     Interest income and other increased to $17.6 million in income in 1999 from $9.0 million in expense in 1998. The increase in 1999 was primarily attributable to the absence of the following events in 1999 that occurred in 1998:

     - A $14.3 million write-down of our equity investment in two non-public technology companies with impairment indicators not considered to be temporary in 1998. (See Note 5 of the Notes.);

     - A $10.0 million write-down of fixed assets and capitalized software in 1998;

     - $3.2 million in foreign exchange losses, which included a loss from the decision to close interest rate swap contracts, which converted the interest associated with the yen borrowings by LSI Logic Japan Semiconductor Inc. ("JSI"), our wholly-owned subsidiary, from adjustable to fixed rates in 1998. (See Note 6 to the Notes.); and

     - A $3.2 million litigation settlement from the former SEEQ in the third quarter of 1998.

     The increase was offset in part by a reduction in interest income attributable to the lower average balance of interest-generating cash, cash equivalents and short-term investments and lower interest rates during 1999 as compared to 1998 and other miscellaneous items. The lower average balance of cash, cash equivalents and short-term investments resulted primarily from cash outlays associated with the purchase of Symbios in the third quarter of 1998 and debt repayments, net of borrowings, primarily during the first quarter of 1999.

     GAIN ON SALE OF EQUITY SECURITIES. During 2000, we sold certain marketable equity securities for $78.8 million in the open market, realizing a pre-tax gain of approximately $73.3 million. In 2000, we also recognized a $6.8 million pre-tax gain associated with equity securities of a certain technology company that was acquired by another technology company. In 1999, we recognized a gain of $48.4 million on proceeds of $49.4 million from the sale of marketable securities. In 1998, we recognized a gain of $16.7 million on proceeds of $23.1 million from the sale of a long-term investment in a non-public technology company.

     PROVISION FOR INCOME TAXES. In 2000, we recorded a provision for income taxes with an effective tax rate of 38%. The tax rate in 2000 was affected by non-deductible transaction costs related to recent acquisitions and the sale of certain equity investments that were subject only to the U.S. federal and state statutory tax rates. Excluding these transactions, the effective tax rate would have been 25%. The rates in 1999 and 1998 were 29% and 8%, respectively. The tax rate in the years presented was lower than the U.S. statutory rate primarily due to earnings of our foreign subsidiaries taxed at lower rates and the utilization of prior loss carryovers and other credits.

     MINORITY INTEREST IN NET INCOME OF SUBSIDIARIES. Minority interest in net income of subsidiaries was $0.2 million in 2000, $0.2 million in 1999 and $0.1 million in 1998. The change in minority interest was attributable to the composition of earnings and losses among certain of our international affiliates for each of the respective years.

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. In April 1998, the Accounting Standards Executive Committee ("AcSEC") released Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-up Activities." The SOP became effective for fiscal years beginning after December 15, 1998 and required companies to expense all costs incurred or unamortized in connection with start-up activities. Accordingly, we expensed the unamortized preproduction balance of $91.8 million associated with the Gresham manufacturing facility, net of tax, on January 1, 1999 and have presented it as a cumulative effect of a change in accounting principle in accordance with SOP No. 98-5.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors detailed in Risk Factors in Part I of this Annual Report on Form 10-K for the year ended December 31, 2000, which are incorporated by reference into Management's Discussion and Analysis. These factors include, among others:

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

     We have international subsidiaries and distributors that operate and sell our products globally. Further, we purchase a substantial portion of our raw materials and manufacturing equipment from foreign suppliers and incur labor and other operating costs in foreign currencies, particularly in our Japanese manufacturing facilities. As a result, we are exposed to the risk of changes in foreign currency exchange rates or declining economic conditions in these countries. We utilize forward exchange and purchased currency option contracts to manage our exposure associated with net asset and liability positions and cash flows denominated in non-functional currencies. (See Note 6 of the Notes.) There is no assurance that these hedging transactions will eliminate exposure to currency rate fluctuations that could affect our operating results.

     Our corporate headquarters and some of our manufacturing facilities are located near major earthquake faults. As a result, in the event of a major earthquake, we could suffer damages which could significantly and adversely affect our operating results and financial condition.

FINANCIAL CONDITION AND LIQUIDITY

     Cash, cash equivalents and short-term investments increased 71% to $1.13 billion in 2000 from $661.3 million in 1999. The increase was primarily a result of proceeds from the issuance of the 2000 Convertible Notes, net of repayment of the existing debt, and proceeds from our employee stock option and purchase plans, partially offset by capital expenditures and cash paid for the purchase of common stock under our repurchase program and the acquisition of non-public technology companies. (See Note 2 of the Notes.) The increase was also attributable to proceeds from the sale of marketable equity securities in the open market. At December 31, 2000, short-term investments include $60.0 million of marketable equity securities. (See Note 5 of the Notes.)

     Cash, cash equivalents and short-term investments increased 127% to $661.3 million in 1999 from $291.5 million in 1998. The increase was primarily generated from operations partially offset by capital expenditures and repayment of debt obligations, net of borrowings. The increase in cash and short-term investments is also attributable to $49.4 million in proceeds from the sale of marketable equity securities in the open market. In the third quarter of 1999, we adopted a program of regular selling of marketable equity securities. At December 31, 1999, short-term investments included $25.0 million of marketable equity securities that were sold during 2000. (See Note 5 of the Notes.)

     WORKING CAPITAL. Working capital increased to $1.45 billion in 2000 from $813.0 million in 1999. The increase was primarily a result of the following factors:

     - Higher short-term investments resulting from purchases of debt and equity securities, net of sales and maturities and marketable equity securities reclassified from long-term assets. (See Notes 5 and 8 of the Notes);

     - Higher net accounts receivable due to increased revenue and the timing of shipments when comparing the fourth quarter of 2000 to the fourth quarter of 1999. Shipments during the fourth quarter of 1999 were more linear throughout the quarter whereas during the fourth quarter of 2000, shipments increased towards the end of the quarter;

     - Lower current portion of long-term obligations resulting from repayment of the Revolver. (See Note 8 of the Notes.); and

     - Higher inventory reflecting the combination of higher sales in 2000 as compared to 1999 and lower than expected sales during the fourth quarter of 2000.

     The increase in working capital was offset in part by higher accrued salaries, wages and benefits and other liabilities primarily due to increases in headcount mainly resulting from acquisitions of companies (See Note 2 of the Notes) as of December 31, 2000 as compared to December 31, 1999, higher income taxes payable due to the higher income tax rate applied in 2000 primarily due to the DataPath acquisition, and also by higher trade accounts payable compared to 1999.

     Working capital increased to $813.0 million in 1999 from $238.7 million in 1998. The increase was primarily a result of the following factors:

     - Higher short-term investments attributable to purchases of debt and equity securities, net of sales and maturities, with excess cash generated from operations;

     - Lower current liabilities primarily resulting from the repayment of the $150.0 million short-term debt facility (see Note 8 of the Notes), offset in part by reclassification of the current portion of long-term obligations due in 2000; and

     - Higher inventories reflecting the expectation of continued higher sales in 2000 as compared to the beginning of 1999.

     The increase in working capital was offset in part by higher accrued salaries, wages and benefits as of December 31, 1999 as compared to December 31, 1998. The increase in accrued salaries, wages and benefits was partially due to increases in compensation levels and compensation related programs in 1999 as compared to 1998.

     CASH AND CASH EQUIVALENTS GENERATED FROM OPERATING ACTIVITIES. During 2000, we generated $565.4 million of cash and cash equivalents from operating activities compared to $443.8 million in 1999. The increase in net cash and cash equivalents provided by operating activities was primarily attributable the following factors:

     - Higher net income (before depreciation and amortization, write-off of acquired in-process research and development, non-cash restructuring charges, amortization of non-cash deferred stock compensation and gains on stock investments); and

     - An increase in trade accounts payable and accrued and other liabilities. The increase in trade accounts payable reflects higher purchases during the fourth quarter of 2000 as compared to the same period of 1999 and the timing of invoice receipt and payment. The increase in accrued and other liabilities was primarily attributable to higher income taxes payable due to a higher provision for income taxes for 2000, net of payment and higher deferred tax liabilities recorded in conjunction with the acquisition of DataPath.

     The increase in cash from operations was offset in part by an increase in accounts receivable, inventories and prepaid expenses and other assets. The increase in accounts receivable was primarily a result of higher revenues in the fourth quarter of 2000 as compared to the same period of 1999 and the timing of payment receipt. Higher inventory reflects the combination of higher sales in 2000 as compared to 1999 and lower than expected sales during the fourth quarter of 2000. The increase in prepaid and other assets was primarily a result of higher deferred tax assets recorded as of December 31, 2000 as compared to the balance as of December 31, 1999 and increased capitalized software and intellectual property during 2000 as compared to 1999.

     During 1999, we generated $443.8 million of cash and cash equivalents from operating activities compared to $229.3 million in 1998. The increase in cash and cash equivalents generated from operating activities was primarily attributable to the following factors:

     - Higher net income (before depreciation and amortization, write-off of unamortized preproduction costs, acquired in-process research and development, non-cash restructuring charges and gains and losses on stock investments); and

     - An increase in accrued and other liabilities.

     The increase in accrued liabilities was partly due to higher bonus accruals as of December 31, 1999 as compared to December 31, 1998 as a result of higher operating income in the fourth quarter of 1999 in accordance with the bonus plan.

     The increased cash from operations was offset in part by an increase in accounts receivable and inventories. The increase in accounts receivable was primarily a result of higher revenues in the fourth quarter of 1999 as compared to the same period of 1998 and the timing of payment receipt. Inventories were higher as revenues are expected to continue to be higher in 2000 as compared to the beginning of 1999.

     CASH AND CASH EQUIVALENTS USED IN INVESTING ACTIVITIES. Cash and cash equivalents used in investing activities was $753.3 million in 2000, compared to $472.0 million in 1999. The primary investing activities during 2000 included the following:

     - Higher purchases of debt and equity securities available-for-sale and others, net of maturities and sales;

     - Higher purchases of property and equipment; and

     - Acquisitions of non-public technology companies (See Note 2 of the Notes).

     We believe that maintaining technological leadership in the highly competitive worldwide semiconductor industry requires substantial ongoing investment in advanced manufacturing capacity. Net capital additions were $276.6 million in 2000 and $205.2 million in 1999. In order to maintain our position as a technological market leader, we expect the level of capital expenditures to be approximately $500 million in 2001.

     Cash and cash equivalents used in investing activities was $472.0 million in 1999, compared to $775.5 million in 1998. The primary investing activities during 1999 included the following:

     - Purchases and sales of debt and equity securities available-for-sale and others;

     - Purchases of property and equipment; and

     - The acquisition of ZSP, a non-public technology company.

     The decrease in cash used in investing activities in 1999 as compared to 1998 was primarily attributable to the acquisition of Symbios in 1998 (see Note 2 of the Notes) and more purchases of property and equipment in 1998 for our facility in Gresham, Oregon, which commenced operations in December 1998. The decrease was offset in part by higher purchases in 1999 of debt and equity securities available-for-sale, net of maturities and sale of debt and equity securities available-for-sale.

     CASH AND CASH EQUIVALENTS PROVIDED BY FINANCING ACTIVITIES. Cash and cash equivalents provided by financing activities during 2000 totaled $183.7 million compared to $51.9 million in 1999. The increase was primarily attributable to proceeds from the 2000 Convertible Notes, net of repayment of the Revolver (see
Note 8 of the Notes) and higher proceeds from our employee stock option and purchase plans in 2000. The increase was offset in part by debt issuance costs associated with the 2000 Convertible Notes and cash paid for the repurchase of our common stock under the repurchase program in 2000.

     Cash and cash equivalents provided by financing activities during 1999 totaled $51.9 million compared to $635.1 million in 1998. The decrease in 1999 was primarily attributable to proceeds from a credit agreement entered into in August 1998 to finance the acquisition of Symbios and partial repayment in 1999. (See Note 2 of the Notes.) The decrease was offset in part by proceeds from the issuance of the 4 1/4% Convertible Subordinated Notes in March 1999. (See Note 8 of the Notes.) The decrease was also offset in part by higher proceeds from our employee stock option and purchase plans in 1999.

     On February 18, 2000, we issued $500.0 million of 4% Convertible Subordinated Notes due in 2005. The 2000 Convertible Notes are subordinated to all existing and future senior debt, are convertible, at the option of the holder, at any time following issuance, into shares of our common stock at a conversion price of $70.2845 per share and are redeemable at our option, in whole or in part, at any time on or after February 20, 2003. Each holder of the 2000 Convertible Notes has the right to cause us to repurchase all of such holder's convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of certain events and in certain circumstances. Interest is payable semiannually. We paid approximately $15.3 million for debt issuance costs related to the 2000 Convertible Notes. The debt issuance costs are being amortized using the interest method. The net proceeds from the 2000 Convertible Notes were used to repay outstanding bank debt with a balance of approximately $380.0 million as of December 31, 1999 as described below.

     During March 1999, we issued $345.0 million of 4 1/4% Convertible Subordinated Notes due in 2004. The 1999 Convertible Notes are subordinated to all existing and future senior debt, are convertible, at the option of the holder, 60 days following issuance, into shares of our common stock at a conversion price of $15.6765 per share and are redeemable at our option, in whole or in part, at any time on or after March 20, 2002. Each holder of the 1999 Convertible Notes has the right to cause us to repurchase all of such holder's convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of certain events and in certain circumstances. Interest is payable semiannually. We paid approximately $9.5 million for debt issuance costs related to the 1999 Convertible Notes. The amount was capitalized in other assets and is being amortized over the life of the 1999 Convertible Notes using the interest method. The net proceeds of the 1999 Convertible Notes were used to repay existing debt obligations as described below.

     On August 5, 1998, we entered into a credit agreement with ABN AMRO Bank N.V. ("ABN AMRO"). The credit agreement was restated and superseded by the Amended and Restated Credit Agreement dated as of September 22, 1998 by and among us, LSI Logic Japan Semiconductor, Inc. ("JSI") and ABN AMRO, and was thereafter syndicated to a group of lenders determined by ABN AMRO and us. The credit agreement consisted of two credit facilities: a $575.0 million senior unsecured reducing revolving credit facility ("Revolver"), and a $150.0 million senior unsecured revolving credit facility ("364-day Facility").

     On August 5, 1998, we borrowed $150.0 million under the 364-day Facility and $485.0 million under the Revolver. On December 22, 1998, we borrowed an additional $30.0 million under the Revolver. The credit facilities allowed for borrowings at adjustable rates of LIBOR/TIBOR with a 1.25% spread. As of March 31, 1999, the spread changed to 1%. Interest payments are due quarterly. The 364-day Facility expired on August 3, 1999 by which time borrowings outstanding were fully paid in accordance with the credit agreement. The Revolver is for a term of four years with the principal reduced quarterly beginning on December 31, 1999. In November 1999, an amendment was made to the credit agreement whereby mandatory repayments would not exceed the amount necessary to reduce the commitment to $241.0 million. The Revolver includes a term loan sub-facility in the amount of 8.6 billion yen made available to JSI over the same term. The yen term loan sub-facility is for a period of four years with no required payments until it expires on August 5, 2002. Pursuant to the restated credit agreement, on August 30, 1998, JSI repaid its then existing 11.4 billion yen ($79.2 million) credit facility and borrowed 8.6 billion yen ($84 million at December 31, 1999) bearing interest at adjustable rates. In March 1999, we repaid the full $150.0 million outstanding under the 364-day Facility and $186.0 million outstanding under the Revolver using the proceeds from the 1999 Convertible Notes as described above. Borrowings outstanding under the Revolver including the yen sub-facility were approximately $380.0 million as of December 31, 1999. We repaid the outstanding balance for the Revolver in February 2000 using proceeds from the 2000 Convertible Notes. As of December 31, 1999, the interest rate for the Revolver and the yen sub-facility was 7.07% and 1.29%, respectively.

     On April 21, 2000, the credit agreement was superseded by the Second Amended and Restated Credit Agreement by and among us, JSI, ABN AMRO and a group of lenders determined by ABN AMRO to terminate the yen sub-facility and modify certain covenant requirements.

     In accordance with the terms of our existing credit arrangement, we must comply with certain financial covenants related to profitability, tangible net worth, liquidity, senior debt leverage, debt service coverage and subordinated indebtedness. As of December 31, 2000 and 1999, we were in compliance with these covenants.

     It is our policy to reinvest our earnings internally and we do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, pursuant to the existing credit agreement, we are prohibited from declaring or paying cash dividends.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 pursuant to the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 by one year. Upon adoption of SFAS No. 133, we will be required to adjust hedging instruments to fair value in the balance sheet, and recognize the offsetting gain or loss as transition adjustments to be reported in net income or other comprehensive income, as appropriate, and presented in a manner similar to the cumulative effect of a change in accounting principle. In June 2000, the FASB issued SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 138 amends certain terms and conditions of SFAS 133. The Company adopted SFAS No. 133 and 138 on January 1, 2001. The adoption did not have a significant impact on the consolidated financial statements.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, ("SAB 101"), "Revenue Recognition" in Financial Statements. SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The company adopted SAB 101 in the fourth quarter of 2000, effective as of the beginning of the year. The adoption did not have a significant impact on the consolidated financial statements.

     In March 2000, the FASB issued Interpretation No. 44 ("FIN"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25." This interpretation clarifies (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option plan or award, and
(d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, however certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company adopted FIN No. 44 as of July 1, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have foreign subsidiaries which operate and sell our products in various global markets. We purchase a substantial portion of our raw materials and equipment from foreign suppliers and incur labor and other operating costs in foreign currencies, particularly at our Japanese manufacturing facilities. As a result, our cash flow and earnings are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through operational strategies and financial market instruments. We use various hedge instruments, primarily forward contracts with maturities of six months or less and currency option contracts, to manage our exposure associated with net asset and liability positions and cash flows denominated in non-functional currencies. We did not purchase or hold derivative financial instruments for trading purposes as of December 31, 2000 and 1999.

     INTEREST RATE SENSITIVITY. We are subject to interest rate risk on our investment portfolio and outstanding debt. An interest rate move of 41 basis-points (10% of our weighted-average worldwide interest rate in 2000) affecting our floating-rate financial instruments as of December 31, 2000, including both debt obligations and investments, would not have a significant effect on our financial position, results of operations and cash flows over the next fiscal year, assuming that the investment balance remains consistent. In 1999, an interest rate move of 56 basis points (10% of our weighted-average worldwide interest rate in 1999) affecting our interest sensitive investments would also not have had a significant effect on our financial position, results of operations and cash flows.

     FOREIGN CURRENCY EXCHANGE RISK. Based on our overall currency rate exposures at December 31, 2000, including derivative financial instruments and nonfunctional currency denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar would not have a significant effect on our financial position, results of operations and cash flows over the next fiscal year. In 1999 and 1998, a near-term 10% appreciation or depreciation of the U.S. dollar would also not have had a significant effect.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                     ASSETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
Cash and cash equivalents...................................  $  235,895    $  250,603
Short-term investments......................................     897,347       410,730
Accounts receivable, less allowances of $8,297 and
  $11,346...................................................     522,729       275,620
Inventories.................................................     290,375       243,896
Deferred tax assets.........................................      54,552        66,212
Prepaid expenses and other current assets...................      71,342        41,223
                                                              ----------    ----------
          Total current assets..............................   2,072,240     1,288,284
Property and equipment, net.................................   1,278,683     1,323,501
Goodwill and other intangibles..............................     580,861       293,631
Other assets................................................     265,703       301,189
                                                              ----------    ----------
          Total assets......................................  $4,197,487    $3,206,605
                                                              ==========    ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................  $  268,215    $  189,293
Accrued salaries, wages and benefits........................      87,738        77,277
Other accrued liabilities...................................     181,199       110,229
Income taxes payable........................................      88,752        41,536
Current portion of long-term obligations....................       1,030        56,996
                                                              ----------    ----------
          Total current liabilities.........................     626,934       475,331
                                                              ----------    ----------
Deferred taxes liabilities..................................     130,616        75,771
Other long-term obligations.................................     936,058       793,461
                                                              ----------    ----------
          Total long-term obligations and deferred taxes
            liabilities.....................................   1,066,674       869,232
                                                              ----------    ----------
Commitments and contingencies (Note 12)
Minority interest in subsidiaries...........................       5,742         6,210
                                                              ----------    ----------
Stockholders' equity:
Preferred shares; $.01 par value; 2,000 shares authorized...          --            --
Common stock; $.01 par value; 1,300,000 shares authorized;
  321,523 and 299,572 shares outstanding....................       3,215         2,996
Additional paid-in capital..................................   1,931,564     1,271,093
Deferred compensation.......................................    (163,045)           --
Retained earnings...........................................     672,152       435,552
Accumulated other comprehensive income......................      54,251       146,191
                                                              ----------    ----------
          Total stockholders' equity........................   2,498,137     1,855,832
                                                              ----------    ----------
          Total liabilities and stockholders' equity........  $4,197,487    $3,206,605
                                                              ==========    ==========

                See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            2000          1999          1998
                                                         ----------    ----------    ----------
Revenues...............................................  $2,737,667    $2,089,444    $1,516,891
                                                         ----------    ----------    ----------
Costs and expenses:
  Cost of revenues.....................................   1,568,332     1,286,844       884,598
  Research and development.............................     378,936       297,554       291,125
  Selling, general and administrative..................     306,962       257,712       226,258
  Acquired in-process research and development.........      77,438         4,600       145,500
  Restructuring of operations and other non-recurring
     items, net........................................       2,781        (2,063)       75,400
  Amortization of non-cash deferred stock
     compensation(*)...................................      41,113            --            --
  Amortization of intangibles..........................      72,648        46,625        22,369
                                                         ----------    ----------    ----------
          Total costs and expenses.....................   2,448,210     1,891,272     1,645,250
                                                         ----------    ----------    ----------
Income/(loss) from operations..........................     289,457       198,172      (128,359)
Interest expense.......................................     (41,573)      (39,988)       (8,865)
Interest income and other, net.........................      51,766        17,640        (8,952)
Gain on sale of equity securities......................      80,100        48,393        16,671
                                                         ----------    ----------    ----------
Income/(loss) before income taxes, minority interest
  and cumulative effect of change in accounting
  principle............................................     379,750       224,217      (129,505)
Provision for income taxes.............................     142,959        65,030         9,905
                                                         ----------    ----------    ----------
Income/(loss) before minority interest and cumulative
  effect of change in accounting principle.............     236,791       159,187      (139,410)
Minority interest in net income of subsidiaries........         191           239            68
                                                         ----------    ----------    ----------
Income/(loss) before cumulative effect of change in
  accounting principle.................................     236,600       158,948      (139,478)
Cumulative effect of change in accounting principle....          --       (91,774)           --
                                                         ----------    ----------    ----------
Net income/(loss)......................................  $  236,600    $   67,174    $ (139,478)
                                                         ==========    ==========    ==========
Basic earnings per share:
  Income/(loss) before cumulative effect of change in
     accounting principle..............................  $     0.76    $     0.54    $    (0.49)
  Cumulative effect of change in accounting
     principle.........................................          --         (0.31)           --
                                                         ----------    ----------    ----------
  Net income/(loss)....................................  $     0.76    $     0.23    $    (0.49)
                                                         ==========    ==========    ==========
Diluted earnings per share:
  Income/(loss) before cumulative effect of change in
     accounting principle..............................  $     0.70    $     0.51    $    (0.49)
  Cumulative effect of change in accounting
     principle.........................................          --         (0.28)           --
                                                         ----------    ----------    ----------
  Net income/(loss)....................................  $     0.70    $     0.23    $    (0.49)
                                                         ==========    ==========    ==========
Shares used in computing per share amounts:
  Basic................................................     310,813       292,848       286,306
                                                         ==========    ==========    ==========
  Diluted..............................................     354,337       325,088       286,306
                                                         ==========    ==========    ==========

---------------
(*) Amortization of non-cash deferred stock compensation, if not shown separately, of $0.1 million, $29 million and $12 million would have been included in cost of revenues, research and development, and selling, general and administrative expenses respectively, for the year ended December 31, 2000.

                See Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                      ACCUMULATED
                                             COMMON STOCK     ADDITIONAL     DEFERRED                    OTHER
                                           ----------------    PAID-IN        STOCK       RETAINED   COMPREHENSIVE
                                           SHARES    AMOUNT    CAPITAL     COMPENSATION   EARNINGS   INCOME/(LOSS)     TOTAL
                                           -------   ------   ----------   ------------   --------   -------------   ----------
Balances at December 31, 1997............  284,960   $2,850   $1,088,148           --     $507,856     $(12,472)     $1,586,382
Net loss.................................                                                 (139,478)
Foreign currency translation
  adjustments............................                                                                31,909
Total comprehensive loss.................                                                                              (107,569)
Purchase of common stock under stock
  repurchase program.....................     (890)      (9)      (5,652)                                                (5,661)
Issuance to employees under stock option
  and purchase plans.....................    3,664       37       21,705                                                 21,742
Common stock to be issued for litigation
  settlement.............................                          1,406                                                  1,406
Tax benefit of employee stock
  transactions...........................                          3,026                                                  3,026
Fair value of options issued in
  conjunction with the acquisition of
  Symbios, Inc...........................                         25,147                                                 25,147
                                           -------   ------   ----------    ---------     --------     --------      ----------
Balances at December 31, 1998............  287,734    2,878    1,133,780           --      368,378       19,437       1,524,473
Net income...............................                                                   67,174
Foreign currency translation
  adjustments............................                                                                37,050
Unrealized gain on available-for-sale
  securities.............................                                                                89,704
Total comprehensive income...............                                                                               193,928
Issuance to employees under stock option
  and purchase plans.....................   11,838      118       89,313                                                 89,431
Tax benefit of employee stock
  transactions...........................                         48,000                                                 48,000
                                           -------   ------   ----------    ---------     --------     --------      ----------
Balances at December 31, 1999............  299,572    2,996    1,271,093           --      435,552      146,191       1,855,832
Net income...............................                                                  236,600
Foreign currency translation
  adjustments............................                                                               (33,650)
Unrealized (loss) on available-for-sale
  Securities.............................                                                               (58,290)
Total comprehensive income...............                                                                               144,660
Purchase of common stock under stock
  repurchase program.....................   (1,500)     (15)     (49,281)                                               (49,296)
Issuance to employees under stock option
  and purchase plans.....................   13,352      134      125,945                                                126,079
Tax benefit of employee stock
  transactions...........................                         51,450                                                 51,450
Issuance of common stock in conjunction
  with acquisitions (Note 2).............   10,099      100      532,357                                                532,457
Deferred stock compensation (Note 2).....                                   $(204,158)                                 (204,158)
Amortization of deferred stock
  compensation...........................                                      41,113                                    41,113
                                           =======   ======   ==========    =========     ========     ========      ==========
Balances at December 31, 2000............  321,523   $3,215   $1,931,564    $(163,045)    $672,152     $ 54,251      $2,498,137
                                           =======   ======   ==========    =========     ========     ========      ==========

                See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                         -------------------------------------
                                                            2000          1999         1998
                                                         -----------    ---------    ---------
Operating activities:
  Net income/(loss)....................................  $   236,600    $  67,174    $(139,478)
Adjustments:
  Depreciation and amortization........................      403,961      367,157      227,424
  Amortization of non-cash deferred stock
     compensation......................................       41,113           --           --
  Write-off of unamortized preproduction costs.........           --       97,356           --
  Acquired in-process research and development.........       77,438        4,600      145,500
  Non-cash restructuring (benefits)/charges, net.......        2,781       (7,107)      75,400
  Common stock issued for litigation...................           --           --        1,406
  Gain on sale of equity securities....................      (80,100)     (48,393)     (16,671)
  Tax benefit of employee stock transactions...........       51,450       48,000        3,026
  Changes in working capital components, net of assets
     acquired and liabilities assumed in business
     combinations:
     Accounts receivable...............................     (246,755)     (20,300)      32,744
     Inventories.......................................      (47,136)     (58,929)       6,992
     Prepaid expenses and other assets.................     (103,183)     (21,830)     (57,805)
     Accounts payable..................................       80,498      (13,988)     (67,831)
     Accrued and other liabilities.....................      148,750       30,071       18,567
                                                         -----------    ---------    ---------
  Net cash provided by operating activities............      565,417      443,811      229,274
                                                         -----------    ---------    ---------
Investing activities:
  Purchase of debt and equity securities
     available-for-sale................................   (1,432,515)    (608,017)    (326,979)
  Maturities and sales of debt and equity securities
     available-for-sale................................      989,129      304,315      631,755
  Purchase of equity securities........................      (26,664)      (5,778)      (9,216)
  Proceeds from sale of stock investments..............       78,770       49,407       23,106
  Acquisitions of non-public technology companies and
     stock from minority interest holders..............      (85,402)      (6,779)        (599)
  Purchases of property and equipment, net of
     retirements.......................................     (276,633)    (205,172)    (329,892)
  Acquisition of Symbios, net of cash acquired.........           --           --     (763,683)
                                                         -----------    ---------    ---------
  Net cash used in investing activities................     (753,315)    (472,024)    (775,508)
                                                         -----------    ---------    ---------
Financing activities:
  Proceeds from borrowings.............................      500,000      345,000      724,682
  Repayment of debt obligations........................     (376,658)    (373,063)    (101,781)
  Debt issuance costs..................................      (15,300)      (9,488)      (3,846)
  Purchase of common stock under repurchase program....      (49,296)          --       (5,661)
  Issuance of common stock, net........................      124,975       89,431       21,742
                                                         -----------    ---------    ---------
  Net cash provided by financing activities............      183,721       51,880      635,136
                                                         -----------    ---------    ---------
Effect of exchange rate changes on cash and cash
  equivalents..........................................      (10,531)      16,630        7,317
                                                         -----------    ---------    ---------
Increase/(decrease) in cash and cash equivalents.......      (14,708)      40,297       96,219
                                                         -----------    ---------    ---------
Cash and cash equivalents at beginning of period.......      250,603      210,306      114,087
                                                         -----------    ---------    ---------
Cash and cash equivalents at end of period.............  $   235,895    $ 250,603    $ 210,306
                                                         ===========    =========    =========

                See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS. LSI Logic Corporation ("the Company" or "LSI") is a leading supplier of high-performance integrated circuits and highly scalable enterprise storage systems. The Company is focused on the four major, rapidly growing markets of broadband communications, networking infrastructure, storage infrastructure and storage area network ("SAN") systems.

     The Company operates in two reportable segments: the Semiconductor segment and the SAN Systems segment. In the Semiconductor segment, the Company designs, develops, manufactures and markets integrated circuits, including application-specific integrated circuits ("ASICs"), application-specific standard products and related products and services. Semiconductor design and service revenues include engineering design services, licensing of our advanced design tools software, and technology transfer and support services. The Company's customers use these services in the design of increasingly advanced integrated circuits characterized by higher levels of functionality and performance. The proportion of revenues from ASIC design and related services compared to semiconductor product sales varies among customers depending upon their specific requirements. In the SAN Systems segment, the Company designs, manufactures, markets and supports high-performance data storage management and storage systems solutions and a complete line of Redundant Array of Independent Disks ("RAID") systems, subsystems and related software. The SAN Systems segment was added in August 1998 with the purchase of Symbios. (See Notes 2 and 11 of the Notes to the Consolidated Financial Statements referred to hereafter as "Notes".)

     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Assets and liabilities of certain foreign operations are translated to U.S. dollars at current rates of exchange and revenues and expenses are translated using weighted average rates. Accounts denominated in foreign currencies have been remeasured into functional currencies before translation into U.S. dollars. Foreign currency transaction gains and losses are included as a component of interest income and other. Gains and losses from foreign currency translation are included as a separate component of comprehensive income.

     On January 25, 2000, the Company announced a two-for-one stock split, which was declared by the Board of Directors as a 100% stock dividend payable to stockholders of record on February 4, 2000 as one new share of common stock for each share held on that date. The newly issued common stock shares were distributed on February 16, 2000. In the Notes, stockholders' equity has been restated to give retroactive recognition to the two-for-one common stock split announced on January 25, 2000 for all periods presented by reclassifying the par value of the newly issued shares arising from the split from additional paid-in capital to common stock. In addition, all references in the financial statements to number of shares, per share amounts, stock option data and market prices of the Company's common stock have been restated.

     During 2000, the Company acquired a division of NeoMagic Corporation ("NeoMagic"), a division of Cacheware, Inc. ("Cacheware"), Intraserver Technology, Inc. ("Intraserver"), DataPath Systems, Inc. ("DataPath"), ParaVoice Technologies, Inc. ("ParaVoice") and Syntax Systems, Inc. ("Syntax"). The acquisitions were accounted for as purchases and accordingly, the results of operations and estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated financial statements as of the effective date of each acquisition. These transactions are summarized below. There were no significant differences between the accounting policies of LSI and the companies acquired. (See Note 2 of the Notes.)

                        ACQUISITION   PURCHASE                                           IDENTIFIED      DEFERRED
       COMPANY             DATE        PRICE        CONSIDERATION     IPR&D   GOODWILL   INTANGIBLES   COMPENSATION
       -------         -------------  --------   -------------------  -----   --------   -----------   ------------
                                               (AMOUNTS IN MILLIONS)
Division of
  NeoMagic...........  April 2000      $ 15.4    Cash                 $6.4     $  1.9       $ 5.8         $   --
Division of
  Cacheware..........  April 2000        22.2    Cash                  8.3        8.5         5.2             --
Intraserver..........  May 2000          62.9    1.2 million shares,   1.6       50.8        17.5             --
                                                 0.2 million options
DataPath.............  July 2000        420.8    7.5 million shares,  54.2      154.0        17.4          201.6
                                                 1.6 million options
ParaVoice............  October 2000      38.6    Cash                  7.0       10.4        21.2             --
Syntax...............  November 2000     58.8    1.4 million shares,    --       42.0        25.4            2.5
                                                 0.6 million options

     On June 22, 1999, the Company and SEEQ Technology, Inc. ("SEEQ") were combined in a transaction accounted for as a pooling of interests. All financial information has been restated retroactively to reflect the combined operations of the Company and SEEQ as if the combination had occurred at the beginning of the earliest period presented. (See Note 2 of the Notes.) Prior to the combination, SEEQ's fiscal year-end was the last Sunday in September of each year whereas the Company operates on a year ending on December 31. SEEQ's financial information has been recast to conform to the Company's year-end. There were no significant differences between the accounting policies of the Company and SEEQ.

     On August 6, 1998, the Company completed the acquisition of all of the outstanding capital stock of Symbios from Hyundai Electronics America ("HEA"). HEA is a majority-owned subsidiary of Hyundai Electronics Industries Co., Ltd., a Korean corporation. The transaction was accounted for as a purchase, and accordingly, the results of operations of Symbios and the estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated financial statements as of August 6, 1998, the effective date of the purchase, through the end of the period. (See Note 2 of the Notes.) There were no significant differences between the accounting policies of the Company and Symbios.

     Minority interest in subsidiaries represents the minority stockholders' proportionate share of the net assets and the results of operations of the Company's majority-owned subsidiaries. Sales of common stock of the Company's subsidiaries and purchases of such shares may result in changes in the Company's proportionate share of the subsidiaries' net assets.

     The Company's fiscal year ends on December 31. Fiscal years 2000, 1999 and 1998 were 52-week years.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from these estimates.

     Certain items previously reported in specific financial statement captions have been reclassified to conform with the 2000 presentation.

     CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS. All highly liquid investments purchased with an original maturity of ninety days or less are considered to be cash equivalents and are classified as held-to-maturity. Marketable short-term investments are generally classified and accounted for as available-for-sale. Management determines the appropriate classification of debt and equity securities at the time of purchase and reassesses the classification at each reporting date. Investments in debt and equity securities classified as held-to-maturity are reported at amortized cost plus accrued interest, and securities classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related tax, recorded as a separate component of comprehensive income in stockholders' equity until realized (See
Note 5 of the Notes.) Gains and losses on securities sold are determined based on the specific identification method and are included in interest income and other. For all investment securities, unrealized losses that are other than temporary are recognized in net income. The Company does not hold these securities for speculative or trading purposes.

     FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS. The estimated fair value of financial instruments is determined by the Company, using available market information and valuation methodologies considered to be appropriate. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts. At December 31, 2000, the estimated fair value of the 2000 and 1999 Convertible Subordinated Notes was $356.9 million and $388.6 million, respectively. At December 31, 1999, the estimated fair value of the 1999 Convertible Subordinated Notes was $783.2 million. The book value of existing bank debt at December 31, 1999 approximated fair value as the debt was at adjustable rates. The Company utilizes various hedge instruments, primarily forward contracts and currency option contracts, to manage its exposure associated with intercompany and third-party transactions and net asset and liability positions denominated in non-functional currencies. The Company does not hold derivative financial instruments for speculative or trading purposes. All derivatives are off-balance-sheet and therefore have no carrying value. Because the Company hedges only with instruments that have a high correlation with the underlying exposure and are highly effective in offsetting underlying price movement, change in derivative fair value are expected to be offset by changes in pricing.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 pursuant to the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 by one year. Upon adoption of SFAS No. 133, the Company will be required to adjust hedging instruments to fair value in the balance sheet, and recognize the offsetting gain or loss as transition adjustments to be reported in net income or other comprehensive income, as appropriate, and presented in a manner similar to the cumulative effect of a change in accounting principle. In June 2000, the FASB issued SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 138 amends certain terms and conditions of SFAS 133. The Company adopted SFAS No. 133 and 138 on January 1, 2001. The adoption did not have a significant impact on the consolidated financial statements.

     CONCENTRATION OF CREDIT RISK OF FINANCIAL INSTRUMENTS. Financial instruments that potentially subject the Company to credit risk consist of cash equivalents, short-term investments and accounts receivable. Cash equivalents and short-term investments are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. A majority of the Company's trade receivables are derived from sales to large multinational computer, communication, networking and consumer electronics manufacturers, with the remainder distributed across other industries. No customers accounted for greater than or equal to 10% of trade receivables as of December 31, 2000. Amounts due from one of the Company's customers accounted for 13% of trade receivables at December 31, 1999. The Company did not engage in sales of accounts receivable during 1999. Concentrations of credit risk with respect to all other trade receivables are considered to be limited due to the quantity of customers comprising the Company's customer base and their dispersion across industries and geographies. One customer accounted for 12% and 11% of the Company's consolidated revenues for the years ended December 31, 2000 and 1999, respectively, and another customer accounted for 12% of the Company's consolidated revenues for the year ended December 31, 1998. The Company performs ongoing credit evaluations of its customers' financial condition and requires collateral as considered necessary. Write-offs of uncollectible amounts have not been significant.

     INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis for raw materials and is computed on a currently adjusted standard basis (which approximates first-in, first-out) for work-in-process and finished goods.

     PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost and include interest on funds borrowed during the construction period. Depreciation and amortization are calculated based on the straight-line method. Depreciation of equipment and buildings, in general, is computed using the assets' estimated useful lives as presented below:

Buildings and improvements..................................  20 - 40 years
Equipment...................................................    3 - 6 years
Furniture and fixtures......................................    3 - 5 years

     Amortization of leasehold improvements is computed using the shorter of the remaining term of the Company's facility leases or the estimated useful lives of the improvements. Depreciation for income tax purposes is computed using accelerated methods.

     PREPRODUCTION ENGINEERING COSTS. In April 1998, the Accounting Standards Executive Committee of the AICPA released SOP No. 98-5, "Reporting on the Costs of Start-up Activities." The SOP is effective for fiscal years beginning after December 15, 1998 and required companies to expense all costs incurred or unamortized in connection with start-up activities. Accordingly, the Company expensed the unamortized preproduction balance of $92 million, net of tax, associated with the Gresham manufacturing facility, on January 1, 1999 and has presented it as a cumulative effect of a change in accounting principle in accordance with the SOP No. 98-5. Until 1998, incremental costs incurred in connection with developing major production capabilities at new manufacturing plants, including facility carrying costs and costs to qualify production processes, were capitalized and amortized over the expected useful lives of the manufacturing processes utilized in the plants, generally four years. Amortization commenced when the manufacturing plant became capable of volume production, which was generally characterized by meeting certain reliability, defect density and service cycle time criteria defined by management. The preproduction costs were included in property and equipment at December 31, 1998. The Company recorded approximately $2 million in amortization of preproduction costs in 1998 related to the fabrication facility in Gresham, Oregon.

     GOODWILL AND OTHER INTANGIBLES. Goodwill and other intangibles acquired in connection with business acquisitions in 2000 and 1999 and the purchase of common stock from minority stockholders were approximately $737 million and $377 million, and related accumulated amortization was $156 million and $83 million at December 31, 2000 and 1999, respectively. (See Note 2 of the Notes.) The acquisitions were accounted for as purchases, and the excess of the purchase price over the fair value of assets acquired was allocated to existing technology, customer base, workforce in place, trademarks and residual goodwill, which are being amortized over a weighted average life of six to eight years. Goodwill and other intangibles are evaluated for impairment based on the related estimated undiscounted cash flows.

     OTHER ASSETS. Long-term investments in marketable and restricted shares of technology companies are included in other assets. The marketable investments are accounted for as available-for-sale and are reported at fair value with unrealized gains and losses, net of related tax, recorded as a separate component of comprehensive income in stockholders' equity until realized in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." (See Note 5 of the Notes.) Gains and losses on securities sold are based on the specific identification method and are included in gain on sale of equity securities. The investments in restricted and non-marketable shares are recorded at cost. For all investment securities, unrealized losses that are other than temporary are recognized in net income. The Company does not hold these securities for speculative or trading purposes.

     SOFTWARE. The Company capitalizes external costs related to the purchase and implementation of software projects used for business operations and engineering design activities. Capitalized software costs primarily include purchased software and external consulting fees. Capitalized software projects are amortized over the estimated useful lives of the projects, typically a two to five year period. The Company had $137 million and $157 million of capitalized software costs and $72 million and $89 million of accumulated amortization included in other assets at December 31, 2000 and 1999, respectively. Software amortization totaling $41 million, $25 million and $17 million was included in the Company's results of operations during 2000, 1999 and 1998.

     SELF-INSURANCE. The Company retains certain exposures in its insurance plan under self-insurance programs. Reserves for claims made and reserves for estimated claims incurred but not yet reported are recorded as current liabilities.

     REVENUE RECOGNITION. Product revenue is primarily recognized upon shipment with the exception of standard products sold to distributors. Revenue from standard products sold to distributors is deferred until the distributor sells the product to a third-party. Revenue from the licensing of the Company's design and manufacturing technology is recognized when the significant contractual obligations have been fulfilled. Royalty revenue is recognized upon the sale of products subject to royalties. The Company uses the percentage-of-completion method for recognizing revenues on fixed-fee design arrangements. All amounts billed to a customer related to shipping and handling are classified as revenue while all costs incurred by the Company for shipping and handling are classified as costs of goods sold.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition" in Financial Statements. SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company adopted SAB 101 in the fourth quarter of 2000, effective as of the beginning of the year. The impact of the adoption was not significant to the consolidated financial statements.

     STOCK-BASED COMPENSATION. The Company accounts for stock-based compensation, including stock options granted and shares issued under the Employee Stock Purchase Plan, using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the grant date. The Company provides additional pro forma disclosures as required under SFAS No. 123, "Accounting for Stock-Based Compensation." (See Note 9 of the Notes.)

     In March 2000, the FASB issued Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25." This Interpretation clarifies (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option plan or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, however, certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company adopted FIN No. 44 on July 1, 2000. Amortization of non-cash deferred stock compensation of $41 million in 2000 is due to non-cash deferred stock compensation of $204 million recorded in connection with the acquisitions of DataPath Systems, Inc. and Syntax Systems, Inc., which closed on July 14, 2000 and November 29, 2000, respectively (See
Note 2 of the Notes).

     EARNINGS PER SHARE. Basic earnings per share ("EPS") is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denomi-nator) during the period. Diluted EPS is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be repurchased upon the exercise of stock options. A reconciliation of the numerators and denominators of the basic and diluted per share amount computations is as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                -------------------------------------------------------------------------------------------------
                                             2000                             1999                             1998
                                ------------------------------   ------------------------------   -------------------------------
                                                     PER-SHARE                        PER-SHARE                         PER-SHARE
                                INCOME*    SHARES+    AMOUNT     INCOME*    SHARES+    AMOUNT      INCOME*    SHARES+    AMOUNT
                                --------   -------   ---------   --------   -------   ---------   ---------   -------   ---------
                                                             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Basic EPS:
  Net income/(loss) before
    cumulative effect of
    change in accounting
    principle.................  $236,600   310,813     $0.76     $158,948   292,848     $0.54     $(139,478)  286,306    $(0.49)
                                                       -----                            -----                            ------
  Cumulative effect of change
    in accounting principle...        --        --        --      (91,774)  292,848     (0.31)                     --        --
  Net income/(loss) available
    to Common stockholders....   236,600   310,813      0.76       67,174   292,848      0.23      (139,478)  286,306     (0.49)
                                                       -----                            -----                            ------
  Effect of dilutive
    securities:
    Stock options and
      restricted Stock awards
      (See Note 2)............              21,517                           14,634
    4 1/4% Convertible
      Subordinated Notes......    10,997    22,007                  8,126    17,606
Diluted EPS:
  Net income/(loss) before
    cumulative effect of
    change in accounting,
    principle (adjusted for
    assumed conversion of
    debt).....................   247,597   354,337      0.70      167,074   325,088      0.51      (139,478)  286,306     (0.49)
                                                       -----                            -----                            ------
  Cumulative effect of change
    in accounting principle...        --        --        --      (91,774)  325,088     (0.28)                               --
  Net income/(loss) available
    to Common stockholders....  $247,597   354,337     $0.70     $ 75,300   325,088     $0.23     $(139,478)  286,306    $(0.49)
                                                       -----                            -----                            ------

---------------
*  Numerator
+  Denominator

     Options to purchase approximately 6,573,340 shares and 4,122,000 shares were outstanding at December 31, 2000 and 1999, respectively, but were not included in the computation of diluted shares for the year ended December 31, 2000 and 1999, respectively, because the exercise prices of these options were greater than the average market price of common shares for the respective years. The exercise price of these options ranged from $26.38 to $72.25 and $22.66 to $32.53 at December 31, 2000 and 1999, respectively. In 1998, all outstanding options to purchase approximately 40,234,000 shares were excluded from the calculation of diluted shares because of their antidilutive effect on earnings per share as the Company incurred a net loss for the year.

     RELATED PARTY TRANSACTIONS. There were no significant related party transactions during the years ended December 31, 2000, 1999 and 1998, other than as listed in Note 3.

     COMPREHENSIVE INCOME. Comprehensive income is defined as a change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income, for the Company, arises from foreign currency translation adjustments and unrealized gains on available-for-sale securities, net of applicable taxes. Comprehensive income is shown in the statement of stockholders' equity. As of December 31, 2000, the accumulated other comprehensive income consisted of $31 million of unrealized gains on available-for-sale securities, net of the related tax effect of $17 million, and $23 million of foreign currency translation adjustments, net of the related tax effect of $12 million. As of December 31, 1999, the accumulated other comprehensive income consisted of $90 million of unrealized gain on available-for-sale securities, net of the related tax effect of $48 million, and $56 million of foreign currency translation adjustments, net of the related tax effect of $30 million. As of December 31, 1998, the accumulated other comprehensive income represented $19 million of foreign currency translation adjustments, net of the related tax effect of $10 million.

     SEGMENT REPORTING. The Company operates in two reportable segments: the Semiconductor segment and the SAN Systems segment. (See Note 11 of the Notes.) The SAN Systems segment was added in August 1998 with the purchase of Symbios. (See Note 2 of the Notes.) The SAN Systems segment did not meet the requirement for a reportable segment as defined in SFAS No. 131 for the year ended and as of December 31, 1998. However, for purposes of comparability, segment information for the year ended and as of December 31, 1998 is included throughout this report.

NOTE 2 -- BUSINESS COMBINATIONS

2000

     ACQUISITION OF SYNTAX. On November 29, 2000, LSI acquired Syntax Systems, Inc. ("Syntax"), a privately held supplier of software pursuant to the terms of the Agreement and Plan of Reorganization and Merger. Syntax's stockholders received 0.1896 shares of the Company's common stock for each Syntax share. Accordingly, the Company issued approximately 1.4 million shares of its common stock for all the outstanding common shares of Syntax common stock. Additionally, outstanding options to acquire Syntax common stock as of the acquisition date were converted to options to acquire approximately 0.6 million shares of the Company's common stock. The acquisition of Syntax is expected to enhance the power of scalable storage hardware and the flexibility of cross-platform computing software to offer a complete solution for centralized storage management in the SAN Systems segment.

     The acquisition was accounted for as a purchase. Accordingly, the results of operations of Syntax and estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated financial statements as of November 29, 2000, the effective date of the purchase, through the end of the period. There are no significant differences between the accounting policies of the Company and Syntax.

     The total purchase price for Syntax was $58.8 million, which includes deferred compensation on unvested options and stock awards assumed as part of the purchase. On July 1, 2000, FIN No. 44 was adopted by the Company as discussed in Note 1. The acquisition of Syntax closed on November 29, 2000, after the effective date of the new interpretation. In accordance with FIN No. 44, the intrinsic value of the unvested options and restricted awards assumed as part of the transaction as of the closing date was recorded as deferred stock compensation to be amortized over the respective vesting periods of the options and awards. For presentation purposes, the deferred stock compensation on restricted stock awards and unvested options is included in the components of purchase price noted below.

     The components of purchase price are as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Fair value of common shares issued..........................     $42,673
Fair value of options assumed...............................      15,522
Direct acquisition costs....................................         600
                                                                 -------
Total purchase price........................................     $58,795
                                                                 =======

     The fair value of common shares issued was determined using a price of approximately $30.71 per share, which represents the average closing stock price for the period two days before and after the date the number of LSI common shares to be issued was fixed. The fair value of common shares issued includes approximately $0.9 million of deferred stock compensation associated with approximately 0.04 million restricted common shares that were assumed as part of the transaction. The value of the restricted shares was determined using the closing stock price on November 29, 2000; the date the acquisition was consummated. The deferred compensation was included as a component of stockholders' equity and will be amortized over the vesting period of the awards of twelve to eighteen months.

     The fair value of the options assumed was determined using the Black-Scholes value. The fair value includes approximately $1.6 million of deferred stock compensation associated with the intrinsic value of unvested options using the closing stock price on the date the transaction was consummated. The deferred compensation was included as a component of stockholders' equity and will be amortized over the remaining vesting period of the options ranging from one to five years.

     Direct acquisition costs consist of investment banking, legal and accounting fees.

     The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Fair value of tangible net liabilities acquired.............     $(11,107)
Current technology..........................................       12,990
Customer base...............................................        5,010
Assembled workforce.........................................        7,370
Excess of purchase price over net assets acquired...........       42,011
                                                                 --------
Total purchase price excluding deferred stock
  compensation..............................................       56,274
Total deferred stock compensation...........................        2,521
                                                                 --------
Total purchase price........................................     $ 58,795
                                                                 ========

     Useful life of intangible assets. The amount allocated to current technology, customer base, assembled workforce and excess of purchase price over net assets acquired is being amortized over their estimated weighted average useful life of six years using the straight-line method.

     ACQUISITION OF PARAVOICE. On October 23, 2000, the Company entered into an Asset Acquisition Agreement with ParaVoice. Under the agreement, the Company acquired certain tangible and intangible assets associated with ParaVoice's Voice over Internet Protocol ("VoIP") and Voice over DSL ("VoDSL") technology. The acquisition is intended to combine VoIP and VoDSL technology with the Company's ZSP digital signal processor to offer complete single-chip solutions in the fast-growing global communication area in the Semiconductor segment. The acquisition was accounted for as a purchase and the total purchase price was $38.6 million in cash. Accordingly, the estimated fair value of assets acquired was included in the Company's consolidated financial statements as of October 23, 2000, the effective date of the purchase through the end of the period.

     The Company paid approximately $38.6 million in cash, which included direct acquisition costs of $0.2 million for investment banking, legal and accounting fees. The total purchase price was allocated to the estimated fair value of assets acquired based on independent appraisals and management estimates as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Fair value of tangible net assets acquired..................     $    93
In-process research and development.........................       6,950
Current technology..........................................      18,040
Assembled workforce.........................................       3,150
Excess of purchase price over net assets acquired...........      10,387
                                                                 -------
                                                                 $38,620
                                                                 =======

     In-process research and development. In connection with the purchase of the ParaVoice, the Company recorded a $6.95 million charge to in-process research and development during the fourth quarter of 2000. The amount was determined by identifying research projects for which technological feasibility had not been established and for which no alternative future uses existed. As of the acquisition date, there was only one project that met the above criteria. The project was for development of VoIP technology applications.

     The value of the project identified to be in progress was determined by estimating the future cash flows from the project once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The percentage of completion for the project was determined based on research and development expenses incurred as of October 23, 2000 for the project as a percentage of total research and development expenses to bring the project to technological feasibility. The discount rate used was 50% for the project. Development of VoIP technology applications was started in late 1999. As of October 23, 2000, the Company estimated that the project was 23% complete.

     Development of the technology remains a substantial risk to the Company due to factors including the remaining effort to achieve technological feasibility, rapidly changing customer markets and competitive threats from other companies. Additionally, the value of other intangible assets acquired may become impaired.

     Useful life of intangible asset. The amount allocated to current technology, assembled workforce and excess of purchase price over net assets acquired is being amortized over their estimated weighted average useful life of six years using the straight-line method.

     ACQUISITION OF DATAPATH. On July 14, 2000, LSI acquired DataPath, a privately held supplier of communications chips for broadband, data networking and wireless applications, pursuant to the terms of the Agreement and Plan of Reorganization and Merger. DataPath's stockholders received 0.4269 shares of the Company's common stock for each DataPath share. Accordingly, the Company issued approximately 7.5 million shares of its common stock for all the outstanding common shares of DataPath common stock. Additionally, outstanding options to acquire DataPath common stock as of the acquisition date were converted to options to acquire approximately 1.6 million shares of the Company's common stock. The acquisition of DataPath is expected to enhance the Company's standard product offerings in the Semiconductor segment.

     The acquisition was accounted for as a purchase. Accordingly, the results of operations of DataPath and estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated financial statements as of July 14, 2000, the effective date of the purchase, through the end of the period. There are no significant differences between the accounting policies of the Company and DataPath.

     The total purchase price for DataPath was $420.8 million, which includes deferred compensation on unvested options and stock awards assumed as part of the purchase. On July 1, 2000, the Company adopted FIN No. 44 (See Note 1 of the Notes.) The acquisition of DataPath closed on July 14, 2000, after the effective date of the new interpretation. In accordance with FIN No. 44, the intrinsic value of the unvested options and restricted awards assumed as part of the transaction as of the closing date was recorded as deferred compensation to be amortized over the respective vesting periods of the options and awards. For presentation purposes, the deferred compensation on restricted stock awards and unvested options are included in the components of purchase price noted below.

     The components of purchase price are as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Fair value of common shares issued..........................     $345,914
Fair value of options assumed...............................       66,475
Direct acquisition costs....................................        8,436
                                                                 --------
Total purchase price........................................     $420,825
                                                                 ========

     The fair value of common shares issued was determined using a price of approximately $46.11 per share, which represents the average closing stock price for the period two days before and after the date the number of LSI common shares to be issued was fixed. The fair value of common shares issued includes approximately

$133.3 million of deferred stock compensation associated with approximately 2.3 million restricted common shares that were assumed as part of the transaction. The value of the restricted shares was determined using the closing stock price on July 14, 2000; the date the acquisition was consummated. The deferred compensation was included as a component of stockholders' equity and will be amortized over the vesting period of the awards of two to three years.

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

     The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Fair value of tangible net liabilities acquired.............     $ (6,383)
In-process research and development.........................       54,155
Current technology..........................................       17,438
Excess of purchase price over net assets acquired...........      153,978
                                                                 --------
Total purchase price excluding deferred stock
  compensation..............................................      219,188
Total deferred stock compensation...........................      201,637
                                                                 --------
Total purchase price........................................     $420,825
                                                                 ========

     In-process research and development. In connection with the purchase of DataPath, the Company recorded a $54.2 million charge to in-process research and development during the third quarter of 2000. The amount was determined by identifying research projects for which technological feasibility had not been established and for which no alternative future uses existed. As of the acquisition date, there were various projects that met the above criteria. The majority of the projects identified consist of Read Channel, Asynchronous Digital Subscriber Line ("ADSL") and Tuner technologies.

     The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The discount rate used was 20% for the projects. The percentage of completion for the projects was determined using milestones representing estimates of effort, value added and degree of difficulty of the portion of the projects completed as of July 14, 2000, as compared to the total research and development to be completed to bring the projects to technological feasibility. The development process is grouped into three phases, with each phase containing between one and five milestones. The three phases are (i) researching the market requirements and the engineering architecture and feasibility studies, (ii) design and verification milestones, and (iii) prototyping and testing the product (both internal and customer testing). As of July 14, 2000, the Company estimated the projects for Read Channel, ADSL and Tuner technologies were approximately 50%, 65% and 75% complete, respectively.

     Development of the technology remains a substantial risk to the Company due to factors including the remaining effort to achieve technological feasibility, rapidly changing customer markets and competitive threats from other companies. Additionally, the value of other intangible assets acquired may become impaired.

     Useful life of intangible assets. The amount allocated to current technology and excess of purchase price over net assets acquired is being amortized over their estimated weighted average useful life of six years using the straight-line method.

     ACQUISITION OF INTRASERVER. On May 26, 2000, LSI acquired Intraserver pursuant to the terms of the Agreement and Plan of Reorganization and Merger. Intraserver's stockholders received 2.2074 shares of the Company's common stock for each Intraserver share. Accordingly, the Company issued approximately 1.2 million shares of its common stock for all the outstanding common shares of Intraserver common stock. Additionally, outstanding options to acquire Intraserver common stock as of the acquisition date were converted to options to acquire approximately 0.2 million shares of the Company's common stock. The acquisition of Intraserver is expected to enhance the Company's host adapter board and other product offerings in the storage infrastructure and communications markets in the Semiconductor segment.

     The acquisition was accounted for as a purchase. Accordingly, the results of operations of Intraserver and estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated financial statements as of May 26, 2000, the effective date of the purchase, through the end of the period. There are no significant differences between the accounting policies of the Company and Intraserver.

     The total purchase price for Intraserver was $62.9 million comprised of the following components:

                                                              (IN THOUSANDS)
                                                              --------------
Fair value of common shares issued..........................     $54,851
Fair value of options assumed...............................       7,022
Direct acquisition costs....................................       1,016
                                                                 -------
                                                                 $62,889
                                                                 =======

     The fair value of common shares issued was determined using a price of $45.83 per share, which represents the average closing stock price for the period two days before and after the date the number of LSI common shares to be issued was fixed. The fair value of the options assumed was determined using the Black-Scholes value. Direct acquisition costs consist of investment banking, legal and accounting fees.

     The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows:

                                                              (IN THOUSANDS)
Fair value of tangible net liabilities acquired.............     $(6,956)
In-process research and development.........................       1,588
Current technology..........................................      13,975
Trademarks..................................................       1,285
Assembled workforce.........................................       2,200
Excess of purchase price over net assets acquired...........      50,797
                                                                 -------
                                                                 $62,889
                                                                 =======

     In-process research and development. In connection with the purchase of Intraserver, the Company recorded a $1.6 million charge to in-process research and development during the second quarter of 2000. The amount was determined by identifying research projects for which technological feasibility had not been established and for which no alternative future uses existed. As of the acquisition date, there were various projects that met the above criteria. The majority of the projects identified are targeted for high-end data storage and communication devices where I/O functionality and speed is critical.

     The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The discount rate used was 30% for the project. The percentage of completion for the projects was determined using milestones representing estimates of effort, value added and degree of difficulty of the portion of the projects completed as of May 26, 2000, as compared to the total research and development to be completed to bring the projects to technological feasibility. The development process is grouped into three phases, with each phase containing between one and five milestones. The three phases are (i) researching the market requirements and the engineering architecture and feasibility studies, (ii) design and verification milestones, and (iii) prototyping and testing the product (both internal and customer testing). Development of Intraserver's projects started in January 2000. As of May 26, 2000, the Company estimated the projects were approximately 58% complete in aggregate (ranging from 20% to 95%).

     Development of the technology remains a substantial risk to the Company due to factors including the remaining effort to achieve technological feasibility, rapidly changing customer markets and competitive threats from other companies. Additionally, the value of other intangible assets acquired may become impaired.

     Useful life of intangible assets. The amount allocated to current technology, trademarks, assembled workforce and excess of purchase price over net assets acquired is being amortized over their estimated weighted average useful life of six years using the straight-line method.

     ACQUISITION OF A DIVISION OF CACHEWARE. On April 27, 2000, the Company entered into an Asset Purchase Agreement ("the Agreement") with Cacheware. Under the Agreement, the Company acquired certain tangible and intangible assets associated with Cacheware's storage area network business ("SAN Business"). The acquisition is intended to provide a key technology to enhance the Company's SAN solutions. The SAN Business is included in the Company's SAN Systems segment. The Company offered employment to former Cacheware engineers in the United States. The acquisition was accounted for as a purchase. Accordingly, the results of operations of the SAN Business and estimated fair value of assets acquired were included in the Company's consolidated financial statements as of April 27, 2000, the effective date of the purchase, through the end of the period.

     The Company paid approximately $22.2 million in cash, which included direct acquisition costs of $0.2 million for investment banking, legal and accounting fees. The total purchase price was allocated to the estimated fair value of assets acquired based on independent appraisals and management estimates as follows:

                                                              (IN THOUSANDS)
Fair value of tangible net assets acquired..................     $   156
In-process research and development.........................       8,345
Current technology..........................................       4,051
Assembled workforce.........................................       1,160
Excess of purchase price over net assets acquired...........       8,488
                                                                 -------
                                                                 $22,200
                                                                 =======

     In-process research and development. In connection with the purchase of the SAN Business from Cacheware, the Company recorded an $8.3 million charge to in-process research and development during the second quarter of 2000. The amount was determined by identifying research projects for which technological feasibility had not been established and for which no alternative future uses existed. As of the acquisition date, there was only one project that met the above criteria. The project was for development of a SAN appliance for customers in the Company's SAN Systems segment.

     The value of the project identified to be in progress was determined by estimating the future cash flows from the project once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The discount rate used was 30% for the project. The percentage of completion for the project was determined based on research and development expenses incurred as of April 27, 2000 for the project as a percentage of total research and development expenses to bring the project to technological feasibility. Development of the SAN appliance was started in January 1999. As of April 27, 2000, the Company estimated that the project was 90% complete.

     Development of the technology remains a substantial risk to the Company due to factors including the remaining effort to achieve technological feasibility, rapidly changing customer markets and competitive threats from other companies. Additionally, the value of other intangible assets acquired may become impaired.

     Useful life of intangible assets. The amount allocated to current technology, assembled workforce and excess of purchase price over net assets acquired is being amortized over their estimated weighted average useful life of six years using the straight-line method.

     ACQUISITION OF A DIVISION OF NEOMAGIC. On April 13, 2000, the Company entered into an Asset Purchase Agreement ("Agreement") with NeoMagic. Under the Agreement, the Company acquired certain tangible and intangible assets from NeoMagic, which include NeoMagic's optical read-channel mixed-signal design team and RF intellectual property. The acquisition is intended to enhance and accelerate the Company's set-top decoder product offerings in the Semiconductor segment. The Company offered employment to former NeoMagic engineers in the United States and United Kingdom. The acquisition was accounted for as a purchase. Accordingly, the results of operations and the estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated financial statements as of April 13, 2000, the effective date of the purchase.

     The Company paid approximately $15.4 million in cash which included direct acquisition costs of $0.2 million for investment banking, legal and accounting fees. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows:

                                                              (IN THOUSANDS)
Fair value of tangible net assets acquired..................     $ 1,294
In-process research and development.........................       6,400
Current technology..........................................       3,800
Assembled workforce.........................................       2,000
Excess of purchase price over net assets acquired...........       1,871
                                                                 -------
                                                                 $15,365
                                                                 =======

     In-process research and development. In connection with the asset purchase from NeoMagic, the Company recorded a $6.4 million charge to in-process research and development during the second quarter of 2000. The amount was determined by identifying research projects for which technological feasibility had not been established and for which no alternative future uses existed. As of the acquisition date, there was only one project that met the above criteria. The project was for development of a 2-chip controller chipset.

     The value of the project identified to be in progress was determined by estimating the future cash flows from the project once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The discount rate used was 30% for the project. The percentage of completion for the project was determined based on research and development expenses incurred as of April 13, 2000 for the project as a percentage of total research and development expenses to bring the project to technological feasibility. Development of the 2-chip controller chipset started in December 1999. As of April 13, 2000, the Company estimated that the project was 68% complete.

     Development of the technology remains a substantial risk to the Company due to factors including the remaining effort to achieve technological feasibility, rapidly changing customer markets and competitive threats from other companies. Additionally, the value of other intangible assets acquired may become impaired.

     Useful life of intangible assets. The amount allocated to current technology, assembled workforce and excess of purchase price over net assets acquired is being amortized over their estimated weighted average useful life of six years using the straight-line method.

     Unaudited pro forma statement of earnings information has not been presented because the effects of these acquisitions were not material on either an individual or an aggregate.

1999

     MERGER WITH SEEQ. On June 22, 1999, the Company and SEEQ were combined. SEEQ was formed in January 13, 1981 and engaged in the development, production and sale of state-of-the-art semiconductor data communications devices. The stock-for-stock transaction was approved by the shareholders of SEEQ. In December 1999, SEEQ was merged with and into LSI with LSI continuing as the surviving corporation in the merger. As a result of the merger, the separate existence of SEEQ ceased. Under the terms of the Agreement and Plan of Reorganization and Merger, SEEQ's shareholders received 0.1518 of a share of the Company's common stock for each SEEQ share. Accordingly, the Company issued approximately 5 million shares of its common stock for all the outstanding shares of SEEQ common stock. Additionally, outstanding options to acquire SEEQ common stock as of the merger date were converted to options to acquire 0.8 million shares of the Company's common stock.

     The merger was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated retroactively to include the financial results of SEEQ for all periods presented. Selected financial information for the combining entities included in the consolidated statements of operations for the six-month period ended June 30, 1999 (unaudited), the interim period nearest the merger date, and the year ended December 31, 1998 are as follows:

                                              SIX MONTHS ENDED       YEAR ENDED
                                               JUNE 30, 1999      DECEMBER 31, 1998
                                              ----------------    -----------------
                                                         (IN THOUSANDS)
Net sales:
  LSI.......................................      $949,915           $1,490,701
  SEEQ......................................        14,714               26,190
                                                  --------           ----------
  Combined..................................      $964,629           $1,516,891
                                                  ========           ==========
Net loss:
  LSI.......................................      $(75,148)          $ (131,632)
  SEEQ......................................        (2,785)              (7,846)
                                                  --------           ----------
  Combined..................................      $(77,933)          $ (139,478)
                                                  ========           ==========

     Adjustments to conform accounting policies of SEEQ to those of LSI were not significant to the combined financial results. There were no inter-company transactions between the two companies for the periods presented.

     RESTRUCTURING AND MERGER RELATED EXPENSES ASSOCIATED WITH THE SEEQ
MERGER. In connection with the merger with SEEQ on June 22, 1999, the Company recorded approximately $2.9 million in restructuring charges and $5.5 million in merger-related expenses, which included $0.5 million recorded by SEEQ in the first quarter of 1999. The merger expenses related primarily to investment banking and other professional fees directly attributable to the merger with SEEQ. The restructuring charge was comprised of $1.9 million in write-downs of fixed assets that were duplicative to the combined company, $0.5 million of exit costs relating to non-cancelable building lease contracts and a $0.5 million provision for severance costs related to the involuntary termination of certain employees. The exit costs and employee severance costs were recorded in accordance with EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The fixed and other asset write-downs were recorded in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The restructuring actions as outlined by the restructuring plan were completed by June 30, 2000, one year from the date the reserve was taken. Approximately $0.5 million of severance was paid to three employees terminated during 1999.

     The following table sets forth the SEEQ restructuring reserves as of June 22, 1999, the merger date, and activity against the reserve since then:

                                       BALANCE                      BALANCE                        BALANCE
                                    JUNE 22, 1999   UTILIZED   DECEMBER 31, 1999   UTILIZED   DECEMBER 31, 2000
                                    -------------   --------   -----------------   --------   -----------------
                                                                  (IN THOUSANDS)
Write-down of fixed assets(a).....     $1,854       $(1,854)         $ --              --            $--
Non-cancelable building lease
  contracts.......................        490           (10)          480            (480)           --
Payments to employees for
  severance.......................        516          (516)           --                            --
                                       ------       -------          ----           -----            --
          Total...................     $2,860       $(2,380)         $480           $(480)           $--
                                       ======       =======          ====           =====            ==

---------------
(a) The amount utilized represents a write-down of fixed assets due to impairment. The amount was accounted for as a reduction of the assets and did not result in a liability.

     ACQUISITION OF ZSP. As discussed in Note 1, on April 14, 1999, the Company acquired all of the outstanding capital stock of ZSP, a semiconductor company that designs and markets programmable digital signal processors. The acquisition was accounted for as a purchase. Accordingly, the results of operations of ZSP and the estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated financial statements as of April 14, 1999, the effective date of the purchase, through the end of the period. There were no significant differences between the accounting policies of the Company and ZSP.

     The Company paid $7 million in cash, which included direct acquisition costs of $0.6 million for investment banking legal and accounting fees in addition to liabilities assumed of $4.3 million. The total purchase price of $11.3 million was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals, where appropriate, and management estimates as follows (in thousands):

Fair value of tangible net liabilities......................  $  (301)
In-process research and development.........................    4,600
Other current technology....................................    2,600
Excess of purchase price over net assets acquired...........    4,370
                                                              -------
                                                              $11,269
                                                              =======

     The Company accrued approximately $0.7 million of exit costs for a non-cancelable building lease contract and to prepare the building for sublease. The exit costs were accrued as a liability assumed in the purchase price allocation in accordance with EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." The Company expects no other additional liabilities that may result in an adjustment to the allocation of the purchase price. Pro forma results of operations have not been presented as ZSP's operations were not significant to the Company's consolidated operations, and therefore, the pro forma results would not significantly differ from the Company's historical results.

     In-process research and development. In connection with the purchase of ZSP, the Company recorded a $4.6 million charge to IPR&D during the second quarter of 1999. The amount was determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed. The Company acquired ZSP's in-process digital signal processors research and development project that was targeted at the telecommunications market. This product was being developed specifically for voice-over-net or voice-over-Internet protocol applications and was intended to have substantial incremental functionality, greatly improved speed and wider range of interfaces than ZSP's then current technology.

     The value of the only project identified to be in process was determined by estimating the future cash flows from the project once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The percentage of completion for the project was determined using milestones representing management's estimate of effort, value added and degree of difficulty of the portion of the project completed as of April 14, 1999, as compared to the remaining research and development to be completed to bring the project to technical feasibility. The development process was grouped into three phases, with each phase containing between one and five milestones. The three phases were: (i) researching the market requirements and the engineering architecture and feasibility studies; (ii) design and verification; and (iii) prototyping and testing the product (both internal and customer testing). ZSP's digital signal processor project started in May 1998. As of April 14, 1999, the Company estimated that the project was 65% complete.

     The actual development timeline and costs were in line with estimates. However, development of the technology remains a substantial risk to the Company due to factors including the remaining effort to achieve technical feasibility, rapidly changing customer needs and competitive threats from other companies. Additionally, the value of the other intangible assets acquired may become impaired. Failure to bring these products to market in a timely manner could adversely affect sales and profitability of the combined company in the future.

     Useful life of intangible assets acquired. The amount allocated to current technology and excess of purchase price over net assets acquired is being amortized over their estimated weighted average useful life of seven years using a straight-line method.

     Unaudited pro forma statement of earnings information has not been presented because the effects of these acquisitions were not material on either an individual or an aggregate.

1998

     ACQUISITION OF SYMBIOS. As discussed in Note 1, the Company completed the acquisition of all of the outstanding capital stock of Symbios from HEA on August 6, 1998.

     The Company paid approximately $767 million in cash for all of the outstanding capital stock of Symbios. The Company additionally paid approximately $6 million in direct acquisition costs and accrued an additional $6 million as payable to HEA relating to the resolution of certain obligations outlined in the Stock Purchase Agreement, which were resolved in February of 1999 without a change to the accrual. The purchase was financed using a combination of cash reserves and a credit facility bearing interest at adjustable rates. (See Note 8 of the Notes.) In addition, the Company assumed all of the options outstanding under Symbios' 1995 Stock Plan with a calculated Black-Scholes value of $25 million. The total purchase price of Symbios was $804 million.

     The total purchase price of $804 million was allocated to the estimated fair value of assets acquired and liabilities assumed based on an independent appraisal and management estimates.

     The total purchase price was allocated as follows (in millions):

Fair value of property, plant and equipment.................  $252
Fair value of other tangible net assets.....................    72
In-process research and development.........................   146
Current technology..........................................   214
Assembled workforce and trademarks..........................    37
Excess of purchase price over net assets acquired...........    83
                                                              ----
                                                              $804
                                                              ====

     Symbios integration. The Company has taken certain actions to combine the Symbios operations with those of LSI and, in certain instances, to consolidate duplicative operations. Adjustments to accrued integration costs related to Symbios were recorded as an adjustment to the fair value of net assets in the purchase price allocation. The Company finalized the integration plan as of December 31, 1998. Accrued integration charges included $4 million related to involuntary separation and relocation benefits for approxi-mately 200 Symbios employees and $1.4 million in other exit costs primarily relating to the closing of Symbios sales offices and the termination of certain contractual relationships. The Symbios integration related accruals were based upon management's current estimate of integration costs and were in accordance with EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination."

     During the third quarter of 1999, the Company completed the activities underlying the integration plan outlined above. The following table sets forth the Company's Symbios integration activity against the accrual established on August 6, 1998, the acquisition date:

                                          INTEGRATION OF                BALANCE                   BALANCE
                                             SYMBIOS                  DECEMBER 31,              DECEMBER 31,
                                          AUGUST 6, 1998   UTILIZED       1998       UTILIZED       1999
                                          --------------   --------   ------------   --------   ------------
                                                                    (IN THOUSANDS)
Payments to employees for Severance and
  relocation(a).........................      $4,000       $(1,640)      $2,360      $(2,360)        $--
Other exit costs(b).....................       1,437          (435)       1,002       (1,002)        --
                                              ------       -------       ------      -------         --
          Total.........................      $5,437       $(2,075)      $3,362      $(3,362)        $--
                                              ======       =======       ======      =======         ==

---------------
(a) Amounts utilized represent cash payments related to the severance and relocation of 152 employees in 1999 and 47 employees in 1998.

(b) Amounts utilized represent cash payments to third parties to terminate certain contractual relationships.

     No significant adjustments were made to the reserve during the periods presented.

     In-process research and development. In connection with the purchase of Symbios, the Company recorded a $145.5 million charge to IPR&D during the third quarter of 1998. The amount was determined by identifying research projects in areas for which technological feasibility had not been established and no alternative future uses existed. The Company acquired technology consisting of storage and semiconductor R&D projects in process. The storage projects consisted of designing controller modules, a new disk drive and a new version of storage management software with new architectures to improve performance and portability. The semiconductor projects consisted of client/server products being designed with new architectures and protocols and a number of ASIC and peripheral products that were being custom designed to meet the specific needs of specific customers. The amounts of IPR&D allocated to each category of projects was approximately $50.7 million for storage projects, $69.1 million for client/server projects and $25.7 million for ASIC and peripheral projects.

     The value of these projects was determined by estimating the expected cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value.

     The percentage of completion for each project was determined using milestones representing management's estimate of effort, value added, and degree of difficulty of the portion of each project completed as of August 6, 1998, as compared to the remaining R&D to be completed to bring each project to technical feasibility. The development process was grouped into three phases, with each phase containing between one and five milestones. The three phases were: (i) researching the market requirements and the engineering architecture and feasibility studies; (ii) the design and verification; and (iii) prototyping and testing the product (both internal to the Company and customer testing). Each of these phases was subdivided into milestones, and then the status of each of the projects was evaluated as of August 6, 1998. We estimated, as of the acquisition date, the storage projects in aggregate were approximately 74% complete, semiconductor projects were approximately 60% complete for client/server projects and 55% complete for ASIC and peripheral projects.

     The actual development timeline was in line with original estimates as of December 31, 2000. However, development of these technologies remains a significant risk to the Company due to the remaining effort to achieve technological feasibility, rapidly changing customer needs and significant competitive threats from numerous companies. Failure to bring these products to market in a timely manner could adversely affect sales and profitability of the combined company in the future. Additionally, the value of other intangible assets acquired may become impaired.

     Useful lives of intangible assets. The estimated weighted average useful life of the intangible assets for current technology, assembled workforce, trademarks and excess of purchase price over net assets acquired, created as a result of the acquisition, is approximately eight years.

     Pro forma results. The following pro forma summary is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had the Company and Symbios been a consolidated entity during the period presented. The summary combines the results of operations as if Symbios had been acquired as of the beginning of the period presented.

     The summary includes the impact of certain adjustments such as goodwill amortization, changes in depreciation, estimated changes in interest income because of cash outlays associated with the acquisition of Symbios and elimination of certain notes receivable assumed to be repaid as of the beginning of the period presented, changes in interest expense because of the debt entered into with the purchase and the repayment of certain debt assumed to be repaid as of the beginning of the period presented. (See Note 8 of the Notes.) Additionally, IPR&D of $145.5 million discussed above has been excluded from the period presented as it arose from the acquisition of Symbios. The restructuring charge of $75.4 million did not relate to the acquisition of Symbios and accordingly was included in the preparation of the pro forma results. (See Note 4 of the Notes.)

                                                                  YEAR ENDED
                                                               DECEMBER 31, 1998
                                                                  (UNAUDITED)
                                                             ---------------------
                                                             (IN THOUSANDS, EXCEPT
                                                              PER-SHARE AMOUNTS)
Revenue....................................................       $1,875,247
Net loss...................................................       $   (4,843)
Basic loss per share.......................................       $    (0.02)
Diluted loss per share.....................................       $    (0.02)

     Acquisition of minority interest. During the third quarter of 1998, the Company acquired 107,880 shares of its Japanese affiliate from its minority interest shareholders for approximately $0.6 million. The acquisition was accounted for as a purchase. The excess of the purchase price over the estimated fair value of the assets acquired was allocated to goodwill and is being amortized over eight years using the straight-line method. The Company owned approximately 93% of the Japanese affiliate at December 31, 2000 and 1999. There were no minority interest purchases during the years ended December 31, 2000 and 1999.

NOTE 3 -- LICENSE AGREEMENT

     In the second quarter of 1999, the Company and Silterra Malaysia Sdn. Bhd. (formerly known as Wafer Technology (Malaysia) Sdn. Bhd.) ("Silterra") entered into a technology transfer agreement under which the Company grants licenses to Silterra with respect to certain of the Company's wafer fabrication technologies and provides associated manufacturing training and related services. In exchange, the Company receives cash and equity consideration valued at $120 million over three years for which transfers and obligations of the Company are scheduled to occur. The Company transferred technology to Silterra valued at $24 million and $15 million for the years ended December 31, 2000 and 1999, respectively. The amount was recorded as an offset to the Company's R&D expenses. In addition, the Company provided engineering training with a value of $4 million and $2 million for the years ended December 31, 2000 and 1999, respectively. The amount was recorded as an offset to cost of revenues.

NOTE 4 -- RESTRUCTURING AND OTHER NON-RECURRING ITEMS

2000

     On February 22, 2000, the Company entered into an agreement with a third party to outsource certain testing services presently performed by the Company at its Fremont, California facility. The agreement provides for the sale and transfer of certain test equipment and related peripherals for total proceeds of approximately $10.7 million. The Company recorded a loss of approximately $2.2 million associated with the agreement. In March 2000, the Company recorded approximately $1.1 million of non-cash compensation-related expenses resulting from a separation agreement entered into during the quarter with a former employee and a $0.5 million benefit for the reversal of reserves established in the second quarter of 1999 for merger related expenses in connection with the merger with SEEQ discussed in Note 2.

1999

     During the third quarter of 1999, the Company completed the activities underlying the restructuring plan, which was originally established in the third quarter of 1998. During the year ended December 31, 1999, the Company utilized $11.5 million of restructuring reserves which consisted of severance payments of $7.9 million for 358 employees terminated during the year, $2.3 million for early lease contract terminations and to exit non-cancelable purchase commitments, $0.7 million of manufacturing facility decommissioning costs in Japan and other exit costs, and $0.6 million of currency translation adjustments. During 1999, we recorded approximately $2.9 million in restructuring charges and $5.5 million in merger-related expenses associated in connection with the merger with SEEQ on June 22, 1999 (see Note 2 of the Notes.)

     During 1999, the Company determined that $10.5 million of the restructuring reserve from 1998 would not be utilized because of a change in management's estimate of the reserve requirements. The amount consisted of the following:

     - $3.9 million of reserves for lease terminations and non-cancelable purchase commitments, primarily in the U.S. and Europe;

     - $3.7 million of excess severance reserves in the U.S., Japan and Europe;

     - $2.0 million of reserves for manufacturing facility decommissioning costs and other exit costs primarily in the U.S. and Japan; and

     - $0.9 million of related cumulative translation adjustments.

     The change in management estimates of the reserve requirements stemmed primarily from the following factors:

     - A significant increase in the requirement for manufacturing capacity to meet expected sales growth, which resulted in retention of certain employees originally targeted for termination of employment and in reversal of the reserve for decommissioning costs as a result of retention of the U.S. and Japan operation facilities originally targeted for sale; and

     - The Company's ability to exit lease commitments and non-cancelable purchase commitments on more favorable terms than originally anticipated in the U.S. and Europe.

     Accordingly, the restructuring reserve reversal was included in the determination of income from operations for the year ended December 31, 1999.

1998

     Description of 1998 restructuring. As a result of identifying opportunities to streamline operations and maximize the integration of Symbios acquired on August 6, 1998 into the Company's operations, the Company's management, with the approval of the Board of Directors, committed itself to a restructuring plan and recorded a $75.4 million restructuring charge in the third quarter of 1998. The action undertaken included a worldwide realignment of manufacturing capacity, the consolidation of certain design centers and administrative offices, and a streamlining of the Company's overhead structure to reduce operating expenses. The restructuring charge excluded any integration costs relating to Symbios. As discussed in Note 2 of the Notes, integration costs relating to Symbios were accrued as a liability assumed in the purchase in accordance with EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination."

     Restructuring costs consisted of $37.2 million related primarily to fixed assets impaired as a result of the decision to close a manufacturing facility in Tsukuba, Japan by the third quarter of 1999; $13.1 million in fixed asset and other asset write-downs primarily in the U.S., Japan and Europe; workforce reduction costs of $16.3 million; $4.7 million for termination of leases and maintenance contracts primarily in the U.S. and Europe; $1.7 million for non-cancelable purchase commitments primarily in Europe and approximately $2.4 million in other exit costs, which resulted principally from the consolidation and closure of certain design centers, sales facilities and administrative offices primarily in the U.S. and Europe.

     Other exit costs included $0.9 million related to payments made for early lease contract terminations and the write-down of surplus assets to their estimated realizable value; $0.7 million for the write-off of excess licenses for closed locations in Europe and $0.8 million of other exit costs associated with the consolidation of design centers worldwide. The workforce reduction costs primarily included severance costs related to involuntary reduction of approximately 900 jobs from manufacturing in Japan, and engineering, sales, marketing and finance personnel located primarily in the U.S., Japan and Europe.

     The fair value of assets determined to be impaired in accordance with the guidance for assets to be held and used in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," was the result of independent appraisals and use of management estimates. Severance costs and other above noted exit costs were determined in accordance with EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity."

     The following table sets forth the Company's 1998 restructuring reserves as of September 30, 1998 and activity against the reserve since then:

                               RESTRUCTURING
                                  EXPENSE                   BALANCE                              BALANCE
                               SEPTEMBER 30,              DECEMBER 31,              RESERVE    DECEMBER 31,
                                   1998        UTILIZED       1998       UTILIZED   REVERSAL       1999
                               -------------   --------   ------------   --------   --------   ------------
                                                              (IN THOUSANDS)
Write-down of manufacturing
  facility(a)................     $37,200      $(35,700)    $ 1,500      $   (210)  $ (1,290)      $--
Other fixed asset related
  charges(a).................      13,100       (13,100)         --            --         --        --
Payments to employees for
  severance(b)...............      16,300        (4,700)     11,600        (7,948)    (3,652)       --
Lease terminations and
  maintenance contracts(c)...       4,700          (100)      4,600        (2,257)    (2,343)       --
Noncancelable purchase
  commitments(c).............       1,700          (100)      1,600           (80)    (1,520)       --
Other exit costs(c)..........       2,400        (1,200)      1,200          (450)      (750)       --
Cumulative currency
  translation adjustment.....          --         1,512       1,512          (600)      (912)       --
                                  -------      --------     -------      --------   --------       ---
          Total..............     $75,400      $(53,388)    $22,012      $(11,545)  $(10,467)      $--
                                  =======      ========     =======      ========   ========       ===

(a) Amounts utilized in 1998 reflect a write-down of fixed assets due to impairment. The amounts were accounted for as a reduction of the assets and did not result in a liability. The $1.5 million balance as of December 31, 1998 and the amount utilized in 1999 for the write-down of the facility related to machinery and equipment decommissioning costs in Japan.

(b) Amounts utilized represent cash payments related to the severance of 358 and 290 employees during 1999 and 1998, respectively.

(c) Amounts utilized represent cash charges.

NOTE 5 -- CASH AND INVESTMENTS

     As of December 31, 2000 and 1999, cash and cash equivalents and short-term investments included the following debt and equity securities:

                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
CASH AND CASH EQUIVALENTS
Overnight deposits..........................................  $ 51,862    $ 34,994
Commercial paper............................................    31,658       4,951
Corporate and municipal debt securities.....................     5,705      15,138
                                                              --------    --------
          Total held-to-maturity............................    89,225      55,083
Cash........................................................   146,670     195,520
                                                              --------    --------
          Total cash and cash equivalents...................  $235,895    $250,603
                                                              ========    ========
SHORT-TERM INVESTMENTS
Corporate debt securities...................................  $488,592    $178,284
Commercial paper............................................   203,952      99,475
Auction rate preferred......................................    69,731      74,928
Certificates of deposit.....................................    23,308      27,967
Equity securities...........................................    60,000      25,000
U.S. government and agency securities.......................    51,764       5,076
                                                              --------    --------
          Total available-for-sale..........................  $897,347    $410,730
                                                              ========    ========

     Unrealized holding gains and losses of held-to-maturity securities and available-for-sale debt securities were not significant and accordingly the amortized cost of these securities approximated fair market value at December 31, 2000 and 1999. Securities classified as held-to-maturity were included in cash equivalents, and debt securities classified as available-for-sale were included in short-term investments as of December 31, 2000 and 1999. Contract maturities of these securities were within one year as of December 31, 2000. Realized gains and losses for held-to-maturity securities and available-for-sale debt securities were not significant for the years ended December 31, 2000, 1999 and 1998.

     At December 31, 2000 and 1999, the Company had marketable equity securities with an aggregate carrying value of $66 million and $153 million, respectively, $60 million and $25 million of which was classified as short-term investments on the Company's consolidated balance sheet, respectively. The remaining balance was included in other long-term assets. As of December 31, 2000, an unrealized gain of $31 million, net of the related tax effect of $17 million, on these equity securities was included in accumulated comprehensive income. As of December 31, 1999, an unrealized gain of $90 million, net of the related tax effect of $48 million, was included in accumulated other comprehensive income.

     In the third quarter of 1999, the Company adopted a program of regularly selling marketable equity securities. During 2000, the Company sold equity securities for $79 million in the open market, realizing a pre-tax gain of approximately $73 million. In addition, the Company realized a pre-tax gain of approximately $7 million associated with equity securities of a certain technology company that was acquired by another technology company during the year. During 1999, the Company sold equity securities for $49 million in the open market, realizing a pre-tax gain of approximately $48 million.

     In the third quarter of 1998, the Company wrote down to estimated fair value two long-term non-marketable equity investments. The write-down consisted of $12 million for the Company's 2.4% equity investment in a non-public foundry company and $2 million for the Company's equity investment in a non-public technology company. The estimated fair values established for these investments were based on management's estimates. The decline in value of the investments was considered by management to be other than temporary. In the fourth quarter of 1998, the Company recognized a gain of $17 million on proceeds of $23 million from a sale of one of its equity investments in a non-public technology company.

NOTE 6 -- DERIVATIVE FINANCIAL INSTRUMENTS

     The Company has foreign subsidiaries that operate and sell the Company's products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates and interest rates. The Company utilizes various hedge instruments, primarily forward contracts and currency option contracts, to manage its exposure associated with firm intercompany and third-party transactions and net asset and liability positions denominated in non-functional currencies. The Company does not hold derivative financial instruments for speculative or trading purposes.

     The Company enters into forward contracts to hedge firm asset and liability positions and cash flows denominated in non-functional currencies. The following table summarizes, by major currency, the forward exchange contracts outstanding as of December 31, 2000 and 1999. The buy amount represents the U.S. dollar equivalent of commitments to purchase foreign currencies, and the sell amount represents the U.S. dollar equivalent of commitments to sell foreign currencies. Foreign currency amounts were translated at rates current at December 31, 2000 and 1999. These contracts will expire through June 2001.

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
                                                             (IN THOUSANDS)
Buy/(Sell):
  Japanese Yen...........................................  $17,306    $22,194
  British Pound..........................................    4,485         --
  Euro...................................................   46,135     43,145
  Japanese Yen...........................................   (6,448)    (3,397)

     These forward contracts are considered identifiable hedges, and recognition of gains and losses is deferred until settlement of the underlying commitments. Realized gains and losses are recorded as other income or expense when the underlying exposure materializes or the hedged transaction is no longer expected to occur. Realized gains and losses included in interest income and other were not significant for the years ended December 31, 2000, 1999 and 1998.

     Currency option contracts are treated as hedges of third-party yen revenue exposures. At December 31, 2000 and December 31, 1999, there were no purchased currency option contracts outstanding. Recognition of gains is deferred until the exposure underlying the option is recorded. Option premiums are amortized over the lives of the contracts. Realized gains and losses are recorded as an offset to revenue and were not significant for the years ended December 31, 2000, 1999 and 1998. There were no deferred premiums outstanding as of December 31, 2000 and 1999.

     On August 5, 1998, the Company recognized a loss of $1.5 million from the decision to close interest rate swap contracts, which converted the interest associated with yen borrowings by LSI Logic Japan Semiconductor, Inc., a wholly owned subsidiary of the Company, from adjustable to fixed rates. The contracts were closed because the underlying debt was repaid as discussed in Note 8 of the Notes. The $1.5 million loss associated with the interest rate swap contracts was included in interest income and other for the year ended December 31, 1998. As of December 31, 2000 and 1999, there were no interest rate swap contracts outstanding.

NOTE 7 -- BALANCE SHEET DETAIL

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               2000           1999
                                                            -----------    -----------
                                                                  (IN THOUSANDS)
Inventories:
  Raw materials...........................................  $    36,133    $    20,294
  Work-in-process.........................................      129,394        139,698
  Finished goods..........................................      124,848         83,904
                                                            -----------    -----------
                                                            $   290,375    $   243,896
                                                            ===========    ===========
Property and equipment:
  Land....................................................  $    55,846    $    60,978
  Buildings and improvements..............................      477,175        495,505
  Equipment...............................................    1,620,472      1,562,453
  Leasehold improvements..................................       54,373         54,271
  Furniture and fixtures..................................       53,874         52,847
  Construction in progress................................      164,026        135,883
                                                            -----------    -----------
                                                              2,425,766      2,361,937
  Accumulated depreciation and amortization...............   (1,147,083)    (1,038,436)
                                                            -----------    -----------
                                                            $ 1,278,683    $ 1,323,501
                                                            ===========    ===========

     The Company had $97 million of unamortized preproduction engineering costs at December 31, 1998 associated with the construction of the fabrication facility in Gresham, Oregon. This facility became operational as of December 1, 1998, at which time capitalized preproduction began to be amortized over the expected useful life of the manufacturing technology of approximately four years. In April 1998, the AcSEC released SOP No. 98-5, "Reporting on the Costs of Start-up Activities." The SOP was effective for fiscal years beginning after December 15, 1998 and required companies to expense all costs incurred or unamortized in connection with start-up activities. Accordingly, the Company expensed the unamortized preproduction engineering cost balance of $92 million, net of tax, on January 1, 1999 and has presented it as a cumulative effect of a change in accounting principle in accordance with SOP No. 98-5.

     An allocation of interest costs incurred on borrowings during a period required to complete construction of the asset is capitalized as part of the historical cost of acquiring certain assets. Capitalized interest included in property and equipment totaled $29 million at December 31, 2000, 1999 and 1998. Interest capitalized was $12 million for the year ended December 31, 1998. No interest was capitalized during 2000 and 1999. Accumulated amortization of capitalized interest was $15 million, $11 million and $9 million at December 31, 2000, 1999 and 1998, respectively.

NOTE 8 -- DEBT

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
2000 Convertible Subordinated Notes.........................  $500,000    $     --
1999 Convertible Subordinated Notes.........................   345,000     345,000
Notes payable to banks......................................        --     379,823
Capital lease obligations...................................     2,341       3,948
                                                              --------    --------
                                                               847,341     728,771
Current portion of long-term debt, capital lease obligations
  and short-term borrowings.................................    (1,030)    (56,996)
                                                              --------    --------
Long-term debt and capital lease obligations................  $846,311    $671,775
                                                              ========    ========

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

     On August 5, 1998, the Company entered into a credit agreement with ABN AMRO Bank N.V. ("ABN AMRO"). The credit agreement was restated and superseded by the Amended and Restated Credit Agreement dated as of September 22, 1998 by and among the Company, LSI Logic Japan Semiconductor, Inc. ("JSI") and ABN AMRO, and was thereafter syndicated to a group of lenders determined by ABN AMRO and the Company ("Notes payable to banks"). The credit agreement consisted of two credit facilities: a $575 million senior unsecured reducing revolving credit facility ("Revolver"), and a $150 million senior unsecured revolving credit facility ("364-day Facility").

     On August 5, 1998, the Company borrowed $150 million under the 364-day Facility and $485 million under the Revolver. On December 22, 1998, the Company borrowed an additional $30 million under the Revolver. The credit facilities allowed for borrowings at adjustable rates of LIBOR/TIBOR with a 1.25% spread. As of March 31, 1999, the spread changed to 1%. Interest payments were due quarterly. The 364-day Facility expired on August 3, 1999, by which time borrowings outstanding were fully paid in accordance with the credit agreement. The Revolver was for a term of four years with the principal reduced quarterly beginning on December 31, 1999. In November 1999, an amendment was made to the credit agreement whereby mandatory repayments would not exceed the amount necessary to reduce the commitment to $241 million. The Revolver includes a term loan sub-facility in the amount of 8.6 billion yen made available to JSI over the same term. The yen term loan sub-facility is for a period of four years with no required payments until it expires on August 5, 2002. Pursuant to the restated credit agreement, on August 30, 1998, JSI repaid its then existing 11.4 billion yen ($79.2 million) credit facility and borrowed 8.6 billion yen ($84 million at December 31, 1999) bearing interest at adjustable rates. In March 1999, the Company repaid the full $150 million outstanding under the 364-day Facility and $186 million outstanding under the Revolver using the proceeds from the 1999 Convertible Notes as described above. Borrowings outstanding under the Revolver, including the yen sub-facility, were approximately $380 million as of December 31, 1999. The Company repaid the outstanding balance for the Revolver in February 2000 As of December 31, 1999, the interest rate for the Revolver and the yen sub-facility was 7.07% and 1.29%, respectively.

     On April 21, 2000, the credit agreement was superseded by the Second Amended and Restated Credit Agreement by and among the Company, JSI, ABN AMRO and a group of lenders determined by ABN AMRO to terminate the yen sub-facility and modify certain covenant requirements.

     In accordance with the terms of its existing credit agreement, the Company must comply with certain financial covenants related to profitability, tangible net worth, liquidity, senior debt leverage, debt service coverage and subordinated indebtedness. As of December 31, 2000 and 1999, the Company was in compliance with these covenants. Pursuant to the existing credit agreement, the Company is prohibited from declaring or paying cash dividends.

     Aggregate principal payments required on outstanding debt and capital lease obligations are $1 million, $0.4 million, $0.3 million, $345.6 million and $500 million for the years ended December 31, 2001, 2002, 2003, 2004 and 2005, respectively. There are currently no payments required after December 31, 2005.

     The Company paid $30 million, $37 million and $9 million in interest during 2000, 1999 and 1998, respectively.

NOTE 9 -- COMMON STOCK

     Authorized shares. On May 4, 2000, the stockholders of the Company approved an increase to the number of authorized shares of common stock from 450 million to 1.3 billion.

     The following summarizes all shares of common stock reserved for issuance for the employee stock option and purchase plans as of December 31, 2000:

                                                                 NUMBER OF
                                                                   SHARES
                                                              ----------------
                                                               (IN THOUSANDS)
Issuable upon:
  Exercise of stock options, including options available for
     grant..................................................            83,755
  Purchase under Employee Stock Purchase Plan...............             1,065
                                                              ----------------
                                                                        84,820
                                                              ================

     Stock Split. On January 25, 2000, we announced a two-for-one stock split, which was declared by the Board of Directors as a 100% stock dividend payable to stockholders of record on February 4, 2000 as one new share of common stock for each share held on that date. The newly issued common stock shares were distributed on February 16, 2000. All references to stock option data of the Company's common stock below have been restated retroactively to reflect the two-for-one common stock split as if it occurred for all periods presented.

     Stock repurchase program. On July 28, 2000, the Company's Board of Directors authorized a new stock repurchase program in which up to 5 million shares of the Company's common stock may be repurchased in the open market from time to time. Accordingly, the Company repurchased 1.5 million shares of its common stock in the open market for approximately $49.3 million during the year ended December 31, 2000. The transactions were recorded as reductions to common stock and additional paid-in capital. There were no stock repurchases in 1999.

     In August 1997, the Company's Board of Directors authorized management to acquire up to 10 million shares of the Company's common stock in the open market at current market prices. Accordingly, the Company repurchased 0.9 million shares of its common stock from the open market for approximately $6 million in 1998. The transactions were recorded as reductions to common stock and additional paid-in capital. The authorization for further stock repurchases under this plan was rescinded by the Company's Board of Directors in February 1999.

     Stock option plans. On August 13, 1999, the Board of Directors approved the 1999 Nonstatutory Stock Option Plan ("1999 NSO Plan") under which 14 million shares were reserved for issuance. In August 2000, 12 million additional shares were approved by the Board of Directors for issuance for a total of 26 million shares reserved for issuance under the 1999 NSO Plan. Under the terms of the 1999 NSO Plan, the Company may grant stock options to its employees, excluding officers, with an exercise price that is no less than the fair market value of the stock on the date of grant. The term of each option is determined by the Board of Directors and is generally ten years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant.

     The 1991 Equity Incentive Plan, as amended on July 30, 1997, enables the Company to grant stock options to its employees and consultants. Stock options may be granted with an exercise price no less than the fair value of the stock on the date of grant. The term of each option is determined by the Board of Directors and is generally ten years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant. A total of 72.5 million shares have been reserved for issuance under this plan, including 10 million shares approved by the stockholders in May 2000.

     The Company's 1982 Incentive Stock Option Plan is administered by the Board of Directors. Terms of that plan required that the exercise price of options be no less than the fair value at the date of grant and that options be granted only to employees and consultants of the Company. Generally, options granted vested in annual increments of 25% per year commencing one year from the date of grant and have a term of ten years. During 1992, the 1982 Incentive Stock Option Plan expired by its terms. Accordingly, no further options may be granted thereunder. Certain options previously granted under that plan remained outstanding at December 31, 2000.

     In May 1995, the stockholders approved the 1995 Director Option Plan, which replaced the 1986 Directors' Stock Option Plan, and reserved 1 million shares for issuance thereunder. Terms of the 1995 Director Option Plan provide for an initial option grant to new directors and subsequent automatic option grants each year thereafter. The option grants generally have a ten-year term and vest in equal increments over four years. The exercise price of options granted is the fair market value of the stock on the date of grant. On May 7, 1999, the stockholders approved an amendment to the 1995 Director Option Plan to increase the annual grant of options to each non-employee director to 25,000, which fully vest six months after grant. None of the options previously granted under the 1986 Directors' Stock Option Plan remained outstanding at December 31, 2000.

     In connection with the acquisition of Syntax Systems, Inc. (see Note 2 of the Notes), each outstanding stock option under Syntax's Stock Option Plan was converted to an option of the Company's common stock at a ratio of 0.1896. As a result, outstanding options to purchase 611,241 shares were assumed. No further options may be granted under the Syntax Stock Option Plan.

     In connection with the acquisition of DataPath Systems, Inc. (see Note 2 of the Notes), each outstanding stock option under DataPath's Stock Option Plan was converted to an option of the Company's common stock at a ratio of 0.4269. As a result, outstanding options to purchase 1,560,823 shares were assumed. No further options may be granted under the DataPath Stock Option Plan.

     In connection with the acquisition of Intraserver Technology, Inc. (see
Note 2 of the Notes), each outstanding stock option under Intraserver's Stock Option Plan was converted to an option of the Company's common stock at a ratio of 2.2074. As a result, outstanding options to purchase 154,709 shares were assumed. No further options may be granted under the Intraserver Stock Option Plan.

     In connection with the merger with SEEQ (see Note 2 of the Notes), each outstanding stock option under SEEQ's Stock Option Plan was converted to an option of the Company's common stock at a ratio of 0.1518. As a result, outstanding options to purchase 760,878 shares were assumed. No further options may be granted under the SEEQ Stock Option Plan. All tables presented below were retroactively restated as if the merger occurred at the beginning of the periods presented.

     In connection with the acquisition of Symbios (see Note 2 of the Notes), each outstanding stock option under Symbios' Stock Option Plan was converted to an option of the Company's common stock at a ratio of 2.0188. As a result, outstanding options to purchase 4,147,186 shares were assumed. No further options may be granted under the Symbios Stock Option Plan.

     At December 31, 2000, remaining shares available for grant under all stock option plans were approximately 28,591,455.

     The following table summarizes the Company's stock option share activity and related weighted average exercise price within each category for each of the years ended December 31, 2000, 1999 and 1998 (share amounts in thousands):

                                  2000                 1999                 1998
                            -----------------    -----------------    -----------------
                            SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                            ------    -------    ------    -------    ------    -------
Options outstanding at
  January 1...............  48,709    $ 16.73    40,232    $ 10.92    28,080    $ 12.17
Options assumed...........   2,327       6.19        --         --     4,148       6.97
Options canceled..........  (5,833)    (27.94)   (2,830)    (13.13)   (4,866)    (13.15)
Options granted...........  18,069      41.47    18,848      25.73    14,140       9.82
Options exercised.........  (8,108)    (10.70)   (7,541)     (9.38)   (1,270)     (6.08)
                            ------    -------    ------    -------    ------    -------
Options outstanding at
  December 31.............  55,164    $ 24.09    48,709    $ 16.73    40,232    $ 10.92
                            ======    =======    ======    =======    ======    =======
Options exercisable at
  December 31.............  19,250    $ 14.62    16,139    $ 11.00    14,250    $ 10.20
                            ======    =======    ======    =======    ======    =======

     Significant option groups outstanding at December 31, 2000 and related weighted average exercise price and contractual life information is as follows (share amounts in thousands):

                                       OUTSTANDING         EXERCISABLE
                                     ----------------    ----------------     REMAINING
                                     SHARES    PRICE     SHARES    PRICE     LIFE (YEARS)
                                     ------    ------    ------    ------    ------------
Options with exercise prices
  ranging from:
  $0.01 to $5.00...................   1,207    $ 1.81       974    $ 1.96        4.38
  $5.01 to $10.00..................   9,951      8.23     5,127      8.10        7.59
  $10.01 to $15.00.................  10,078     12.39     6,316     12.09        6.53
  $15.01 to $20.00.................   7,146     17.44     3,112     16.61        7.74
  $20.01 to $25.00.................   1,625     20.95       539     21.24        8.24
  $25.01 to $30.00.................   9,729     29.28     2,054     29.26        8.89
  Greater than $30.00..............  15,428     43.83     1,128     34.01        9.24
                                     ------    ------    ------    ------        ----
                                     55,164    $24.09    19,250    $14.62        8.06
                                     ======    ======    ======    ======        ====

     All options were granted at an exercise price equal to the market value of the Company's common stock at the date of grant, with the exception of the options assumed as part of the acquisition of Syntax on November 29, 2000, DataPath on July 14, 2000 and Intraserver on May 26, 2000, the merger with SEEQ on June 22, 1999, and the purchase of Symbios on August 6, 1998. (See Note 2 of the Notes.) The weighted average estimated grant date fair value, as defined by SFAS No. 123, of options granted during 2000, 1999 and 1998 was $30.86, $14.35 and $5.43 per option, respectively. The estimated grant date fair value was calculated using the Black-Scholes model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value. The following weighted average assumptions were included in the estimated grant date fair value calculations for the Company's stock option awards:

                                                              2000     1999     1998
                                                             ------    -----    -----
Expected life (years)......................................    3.85     4.76     4.85
Risk-free interest rate....................................    6.28%    5.55%    5.00%
Volatility.................................................  108.15%   60.46%   56.99%
Dividend yield.............................................      --       --       --

     Stock purchase plan. Since 1983, the Company has offered an Employee Stock Purchase Plan under which rights are granted to all employees to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of an offering period or the end of each six-month segment within such an offering period. Sales under the Employee Stock Purchase Plan in 2000, 1999 and 1998 were approximately 5.2 million, 4.3 million and 2.2 million shares of common stock at an average price of $6.30, $5.20 and $6.93 per share, respectively. During 1997, the Company's stockholders approved an amendment to the Company's Employee Stock Purchase Plan to increase the number of shares reserved for issuance by 1 million shares. Additionally in 1997, the stockholders approved an amendment to the Company's Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance on the first day of each fiscal year, beginning fiscal 1998, by 1.15% of the shares of the Company's common stock issued and outstanding on the last day of the immediately preceding fiscal year, less the number of shares available for future option grants under the Employee Stock Purchase Plan on the last day of the preceding fiscal year. An additional 2.5 million and 1.5 million shares were reserved for this Plan in 2000 and 1999, respectively.

     The weighted average estimated grant date fair value, as defined by SFAS No. 123, of rights to purchase stock under the Employee Stock Purchase Plan granted in 2000, 1999 and 1998 was $13.83, $8.30 and $2.97 per share, respectively. The estimated grant date fair value was calculated using the Black-Scholes model. The following weighted average assumptions were included in the estimated grant date fair value calculations for rights to purchase stock under the Company's Employee Stock Purchase Plan:

                                                              2000     1999     1998
                                                              -----    -----    -----
Expected life (years).......................................   0.63     0.75     1.25
Risk-free interest rate.....................................   6.07%    4.95%    4.42%
Volatility..................................................  98.82%   60.30%   59.06%
Dividend yield..............................................     --       --       --

     Stock purchase rights. In November 1988, the Company implemented a plan to protect stockholders' rights in the event of a proposed takeover of the Company. The plan was amended and restated in November 1998. Under the plan, each share of the Company's outstanding common stock carries one Preferred Share Purchase Right. Each Preferred Share Purchase Right entitles the holder, under certain circumstances, to purchase one-thousandth of a share of Preferred Stock of the Company or its acquirer at a discounted price. The Preferred Share Purchase Rights are redeemable by the Company and will expire in 2008.

     Pro forma net income and proforma net income per share. Had the Company recorded compensation costs based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under its stock option plans and stock purchase plan, the Company's net income and earnings per share would have been adjusted to the pro forma amounts below for the years ended December 31, 2000, 1999 and 1998.

                                                           2000      1999       1998
                                                         --------   -------   ---------
                                                              (IN THOUSANDS EXCEPT
                                                               PER SHARE AMOUNTS)
Pro forma net income/(loss)
  Basic................................................  $140,964   $10,679   $(193,346)
  Diluted..............................................  $150,055   $10,679   $(193,346)
Pro forma net income/(loss) per share
  Basic................................................  $   0.45   $  0.04   $   (0.68)
  Diluted..............................................  $   0.43   $  0.04   $   (0.68)

     For the year ended December 31, 2000, common equivalents of approximately
6.2 million shares and interest expense of $11 million, net of taxes, associated with the 2000 Convertible Subordinated Notes were excluded from the computation of pro forma diluted earnings per share as a result of their antidilutive effect on pro forma earnings per share. For the year ended December 31, 1999, common equivalents of approximately 17.6 million shares and interest expense of $8 million, net of taxes, associated with the 1999 Convertible Subordinated Notes were excluded from the computation of pro forma diluted earnings per share as a result of their antidilutive effect on pro forma earnings per share. (See Note 8 of the Notes.) The pro forma effect on net income and net income per share for 2000, 1999 and 1998 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

NOTE 10 -- INCOME TAXES

     The provision for taxes consisted of the following:

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2000       1999        1998
                                                      --------    -------    --------
                                                              (IN THOUSANDS)
CURRENT:
  Federal...........................................  $108,974    $17,507    $ 11,075
  State.............................................     5,880      1,678       2,560
  Foreign...........................................    41,162     47,535      22,075
                                                      --------    -------    --------
          Total.....................................   156,016     66,720      35,710
                                                      --------    -------    --------
DEFERRED LIABILITY (BENEFIT):
  Federal...........................................    (7,640)    (3,658)     (8,396)
  State.............................................    (1,750)      (569)     (2,085)
  Foreign...........................................    (3,667)     2,537     (15,324)
                                                      --------    -------    --------
          Total.....................................   (13,057)    (1,690)    (25,805)
                                                      --------    -------    --------
TOTAL...............................................  $142,959    $65,030    $  9,905
                                                      ========    =======    ========

     The domestic and foreign components of income before income taxes and minority interest were as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      2000        1999        1998
                                                    --------    --------    ---------
                                                             (IN THOUSANDS)
Domestic..........................................  $169,449    $198,039    $ (36,857)
Foreign...........................................   210,301      26,178      (92,648)
                                                    --------    --------    ---------
Income before income taxes and minority
  interest........................................  $379,750    $224,217    $(129,505)
                                                    ========    ========    =========

     Undistributed earnings of the Company's foreign subsidiaries aggregate approximately $317 million at December 31, 2000, and are indefinitely reinvested in foreign operations or will be remitted substantially free of additional tax. No material provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability.

     Significant components of the Company's deferred tax assets and liabilities as of December 31 were as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
DEFERRED TAX ASSETS:
  Net operating loss carryforwards..........................  $ 15,949    $ 22,046
  Tax credit carryovers.....................................    10,852       2,380
  Future deductions for purchased intangible assets.........    71,175      48,240
  Future deductions for reserves and other..................    42,971      84,482
                                                              --------    --------
          Total deferred tax assets.........................   140,947     157,148
  Valuation allowance.......................................   (19,553)    (23,056)
                                                              --------    --------
  Net deferred tax assets...................................   121,394     134,092
DEFERRED TAX LIABILITIES -- depreciation and amortization...   (89,622)    (87,879)
                                                              --------    --------
          Total net deferred tax assets.....................  $ 31,772    $ 46,213
                                                              --------    --------

     In connection with acquisitions in the current year, the Company recorded deferred tax assets of $2.2 million and deferred tax liabilities of $29.7 million. The deferred tax assets valuation allowance at December 31, 2000 and 1999 is attributed to U.S. federal, state and foreign deferred tax assets, which result primarily from restructuring and other one-time charges, and net operating loss carryovers. Management believed that the realization of deferred tax assets was not assured in the years presented other than to the extent of taxable income for the carryover period.

     At December 31, 2000, the Company had net operating loss carryovers of approximately $49 million, which will expire from 2004 through 2018. These net operating loss carryovers primarily relate to recent acquisitions and are subject to certain limitations under IRC sec.382. The Company had tax credits of approximately $11 million, which will expire beginning in 2004.

     Differences between the Company's effective tax rate and the federal statutory rate were as follows:

                                                YEAR ENDED DECEMBER 31,
                                 -----------------------------------------------------
                                      2000               1999               1998
                                 ---------------    ---------------    ---------------
                                                    (IN THOUSANDS)
Federal statutory rate.........  $132,913     35%   $ 78,476     35%   $(44,886)   (35)%
State taxes, net of federal
  benefit......................     2,685      1%      1,091     --       2,049      2%
Difference between U.S. and
  foreign tax rates............   (23,542)    (6)%    37,091     17%     21,970     17%
Nondeductible expenses.........    73,048     20%     (2,603)    (1)%     6,200      5%
Foreign tax credits............   (29,542)    (8)%   (10,973)    (5)%      (420)    --
Research and development tax
  credit.......................   (10,000)    (3)%    (5,000)    (2)%        (2)    --
Benefit of deferred tax assets
  not previously recognized....    (3,503)    (1)%   (33,826)   (15)%    24,438     19%
Other..........................       900     --         774     --         556     --
                                 --------    ---    --------    ---    --------    ---
Effective tax rate.............  $142,959     38%   $ 65,030     29%   $  9,905      8%
                                 ========    ===    ========    ===    ========    ===

     The Company paid $28 million, $14 million and $30 million for income taxes in 2000, 1999 and 1998, respectively.

     The IRS is currently auditing the Company's federal income tax returns for fiscal years 1993 through 1996. Final proposed adjustments have not been received for these years. Management believes the ultimate outcome of the IRS audits will not have a material adverse impact on the Company's financial position or results of operations.

NOTE 11 -- SEGMENT REPORTING

     The Company operates in two reportable segments: the Semiconductor segment and the SAN Systems segment. In the Semiconductor segment, the Company designs, develops, manufactures and markets integrated circuits, including application-specific integrated circuits, application-specific standard products and related products and services. Semiconductor design and service revenues include engineering design services, licensing of our advanced design tools software, and technology transfer and support services. The Company's customers use these services in the design of increasingly advanced integrated circuits characterized by higher levels of functionality and performance. The proportion of revenues from ASIC design and related services compared to semiconductor product sales varies among customers depending upon their specific requirements. In the SAN Systems segment, the Company designs, manufactures, markets and supports high performance data storage management and storage systems solutions and a complete line of RAID systems, subsystems and related software.

     Information about profit or loss and assets. The following is a summary of operations by segment for the years ending December 2000, 1999 and 1998:

                                                           YEAR ENDED DECEMBER 31,
                                                     ------------------------------------
                                                        2000         1999         1998
                                                     ----------   ----------   ----------
                                                                (IN THOUSANDS)
REVENUES:
  Semiconductor....................................  $2,338,557   $1,810,111   $1,423,858
  SAN Systems......................................     399,110      279,333       93,033
                                                     ----------   ----------   ----------
          Total....................................  $2,737,667   $2,089,444   $1,516,891
                                                     ----------   ----------   ----------
INCOME/(LOSS) FROM OPERATIONS:
  Semiconductor....................................  $  238,134   $  172,628   $  (83,796)
  SAN Systems......................................      51,323       25,544      (44,563)
                                                     ----------   ----------   ----------
          Total....................................  $  298,457   $  198,172   $ (128,359)
                                                     ----------   ----------   ----------

     The SAN Systems segment was added in August 1998 with the purchase of Symbios (see Note 2 of the Notes). Intersegment revenues for the periods presented above were not significant. Restructuring of operations and other non-recurring items were included in the Semiconductor segment.

     One customer represented 12% and 11% of the Company's total consolidated revenues for each of the years ended December 31, 2000 and 1999, respectively, and another customer represented 12% of the Company's total consolidated revenues for the year ended December 31, 1998. No customer represented 10% or more of the total revenue in the Semiconductor segment for the year ended December 31, 2000. For the years ended December 31, 1999 and 1998, one customer represented 10% and 13% of the total Semiconductor revenues, respectively. In the SAN Systems segment, there were three customers with revenues representing 31%, 17% and 13% of total SAN Systems revenues for the year ended December 31, 2000. During 1999, there were three customers with revenues representing 29%, 27% and 14% of SAN systems revenues. During 1998, there were three customers with revenues representing 17%, 15% and 14% of SAN systems revenues.

     The following is a summary of total assets by segment as of December 31, 2000, 1999 and 1998:

                                                                 DECEMBER 31,
                                                     ------------------------------------
                                                        2000         1999         1998
                                                     ----------   ----------   ----------
                                                                (IN THOUSANDS)
TOTAL ASSETS:
  Semiconductor....................................  $3,851,849   $3,051,865   $2,673,362
  SAN Systems......................................     345,638      154,740      150,443
                                                     ----------   ----------   ----------
          Total....................................  $4,197,487   $3,206,605   $2,823,805
                                                     ==========   ==========   ==========

     Information about geographic areas. The Company's significant operations outside the United States include manufacturing facilities, design centers and sales offices in Japan, Europe and Pan Asia. The following is a summary of operations by entities located within the indicated geographic areas for 2000, 1999 and 1998.

                                                           YEAR ENDED DECEMBER 31,
                                                     ------------------------------------
                                                        2000         1999         1998
                                                     ----------   ----------   ----------
                                                                (IN THOUSANDS)
REVENUES:
  United States....................................  $1,678,709   $1,209,177   $  957,257
  Japan............................................     289,149      282,749      261,705
  Europe...........................................     373,945      290,428      218,015
  Pan Asia.........................................     395,864      307,090       79,914
                                                     ----------   ----------   ----------
          Total....................................  $2,737,667   $2,089,444   $1,516,891
                                                     ==========   ==========   ==========

                                                                 DECEMBER 31,
                                                     ------------------------------------
                                                        2000         1999         1998
                                                     ----------   ----------   ----------
                                                                (IN THOUSANDS)
LONG-LIVED ASSETS:
  United States....................................  $1,662,184   $1,521,067   $1,589,451
  Japan............................................     185,758      226,898      301,423
  Europe...........................................       8,844        8,089       24,286
  Pan Asia.........................................     147,574       94,387       44,966
                                                     ----------   ----------   ----------
          Total....................................  $2,004,360   $1,850,441   $1,960,126
                                                     ==========   ==========   ==========

     United States revenues include export sales. Long-lived assets consist of net property and equipment, goodwill, capitalized software and other intangibles, and other long-term assets excluding long-term deferred tax assets.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

     In March 2000, the Company entered into a master lease and security agreement with a group of companies ("Lessor") for up to $250 million for certain wafer fabrication equipment. Each lease supplement pursuant to the transaction will have a lease term of three years with two consecutive renewal options. The Company may, at the end of any lease term, return, or purchase at a stated amount all the equipment. Upon return of the equipment, the Company must pay the Lessor a termination value. Through December 31, 2000, the Company had drawn down $53 million, $59 million, $46 million and $74 million as the first, second, third and fourth supplements, respectively, pursuant to the agreement. Minimum rental payments under these operating leases, including option periods, are $52.3 million in 2001, $49.6 million in 2002, $44.1 million in 2003, $37.9 million in 2004 and $21.4 million in 2005. Under this lease, the Company is required to maintain compliance with certain financial covenants. The Company was in compliance with these covenants as of December 31, 2000.

     The Company leases the majority of its facilities and certain equipment under non-cancelable operating leases, which expire through 2020. The facilities lease agreements typically provide for base rental rates that are increased at various times during the terms of the lease and for renewal options at the fair market rental value.

     In June 1995, the Company, through its Japanese subsidiary, entered into a master lease agreement and a master purchase agreement with a group of leasing companies ("Lessor") for up to 15 billion yen ($129 million). Each Lease Supplement pursuant to the transaction will have a lease term of one year with four consecutive annual renewal options. The Company may, at the end of any lease term, return or purchase at a stated amount all the equipment. Upon return of the equipment, the Company must pay the Lessor a terminal adjustment amount. The Lessor also has entered into a remarketing agreement with a third party to remarket and sell any equipment returned pursuant to which the third party is obligated to reimburse the Company a guaranteed residual value. The lease line was fully utilized as of December 31, 2000. There were no significant gains or losses from these leasing transactions for the year ended December 31, 2000, 1999 and 1998. The majority of the lease terms expired in 2000, the remaining outstanding lease expires in January 2001, at which time, the Company is required to pay the terminal residual amount, which represents 20% of the original acquisition cost of equipment leased. Minimum rental payments under these operating leases, including option periods, are $2.3 million 2001, which include the terminal residual amount of $1.8 million in 2001.

     Future minimum payments under other operating lease agreements are $28 million, $23 million, $18 million, $12 million, $9 million and $24 million for the years ending December 31, 2001, 2002, 2003, 2004, 2005 and thereafter, respectively. Rental expense under all operating leases was $64 million; $58 million and $59 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     During the third quarter of 1995, the shares of our Canadian subsidiary, LSI Logic Corporation of Canada, Inc. ("LSI Canada"), that were not held by LSI Logic or a subsidiary were acquired by another one of our subsidiary companies. At that time, former shareholders of LSI Canada representing approximately 800,000 shares or about 3% (which is now approximately 580,000 shares) of the previously outstanding shares of LSI Canada, exercised dissent and appraisal rights as provided by Canadian law. By so doing, these parties notified LSI Canada of their disagreement with the per share value in Canadian dollars ($4.00) that was paid to the other former shareholders. In order to resolve this matter, a petition was filed by LSI Canada in late 1995 in the Court of Queen's Bench of Alberta, Judicial District of Calgary (the "Court") and has been pending since that time. The trial of that case was originally to occur in late 1998. Prior to the scheduled commencement of the trial, some of the parties who represent approximately 410,000 shares retained a new attorney. Through their new attorney these parties have challenged the jurisdiction of the Court to adjudicate LSI Canada's petition with respect to the issue of the fair value of the shares and have asked the Court to dismiss those legal proceedings. Until their petition is heard and resolved by the Court, a new trial date for the pending matter is not expected to be set. These parties also have initiated a new action in the Court, purporting also to represent all the parties who exercised dissent and appraisal rights, alleging that actions of LSI Logic Corporation and certain named directors and an officer of LSI Canada were oppressive of the rights of minority shareholders in LSI Canada, for which these parties intend to seek damages. The individuals who are named in these proceedings have indemnification agreements with LSI Canada. The Court has scheduled a hearing for March 2001 at which these issues will be addressed. While we cannot give any assurances regarding the resolution of these matters, we believe that the final outcome will not have a material adverse effect on our consolidated results of operations or financial condition. Also, during 1998, a claim that was brought in 1994 by another former shareholder of LSI Canada against LSI Logic Corporation in the Court of Chancery of the State of Delaware in and for the New Castle County was dismissed. That dismissal was upheld on appeal to the Delaware Supreme Court.

     In February of 1999, a lawsuit alleging patent infringement has been filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation, Limited Partnership against eighty-eight electronics industry companies, including the Company. The case number is CIV990377PHXRGS. The patents involved in this lawsuit are alleged to relate to semiconductor manufacturing and computer imaging, including the use of bar coding for automatic identification of articles. In September of 1999, the Company filed an answer denying infringement, raising affirmative defenses and asserting a counterclaim for declaratory judgment of non-infringement, invalidity and unenforceability of Lemelson's patents. As of December 31, 2000, discovery had not commenced and no trial date had been set. While the Company cannot make any assurance regarding the eventual resolution of this matter, it is not expected to have a material adverse effect on the Company's consolidated results of operations or financial condition.

     The Company is a party to other litigation matters and claims which are normal in the course of its operations, and while the results of such litigations and claims cannot be predicted with certainty, the final outcome of such matters is not expected to have a significant adverse effect on the Company's consolidated financial position or results of operations.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of LSI Logic Corporation:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 87 present fairly, in all material respects, the financial position of LSI Logic Corporation and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
January 23, 2001

SUPPLEMENTARY FINANCIAL DATA

Interim Financial Information (Unaudited)

                                                                      QUARTER
                                                     -----------------------------------------
                                                      FIRST      SECOND     THIRD      FOURTH
                                                     --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 2000
Revenues...........................................  $615,186   $644,328   $727,578   $750,575
Gross profit.......................................   249,686    276,350    314,770    328,529
Income before cumulative effect of change in
  accounting principle.............................    86,243     70,576     18,096     61,685
Cumulative effect of change in accounting
  principle........................................        --         --         --         --
Net income.........................................    86,243     70,576     18,096     61,685
Basic earnings per share:
  Income before cumulative effect of change in
     accounting principle..........................  $   0.28   $   0.23   $   0.06   $   0.19
  Cumulative effect of change in accounting
     principle.....................................        --         --         --         --
  Net income.......................................  $   0.28   $   0.23   $   0.06   $   0.19
Diluted earnings per share:
  Income before cumulative effect of change in
     accounting principle..........................  $   0.25   $   0.21   $   0.06   $   0.18
  Cumulative effect of change in accounting
     principle.....................................        --         --         --         --
  Net income.......................................  $   0.25   $   0.21   $   0.06   $   0.18
YEAR ENDED DECEMBER 31, 1999
Revenues...........................................  $463,617   $501,012   $539,959   $584,856
Gross profit.......................................   161,726    186,614    214,174    240,086
Income before cumulative effect of change in
  accounting principle.............................     4,010      9,831     51,924     93,183
Cumulative effect of change in accounting
  principle........................................   (91,774)        --         --         --
Net (loss)/income..................................   (87,764)     9,831     51,924     93,183
Basic earnings per share:
  Income before cumulative effect of change in
     accounting principle..........................  $   0.01   $   0.03   $   0.18   $   0.31
  Cumulative effect of change in accounting
     principle.....................................     (0.32)        --         --         --
  Net (loss)/income................................  $  (0.31)  $   0.03   $   0.18   $   0.31
Diluted earnings per share:
  Income before cumulative effect of change in
     accounting principle..........................  $   0.01   $   0.03   $   0.16   $   0.28
  Cumulative effect of change in accounting
     principle.....................................     (0.31)        --         --         --
  Net (loss)/income................................  $  (0.30)  $   0.03   $   0.16   $   0.28

    During the second, third and fourth quarters of 2000, the Company recorded in-process research and development ("IPR&D") charge of $16 million, $54 million and $7 million, respectively, in connection with the purchases of divisions of NeoMagic and Cacheware and acquisitions of Intraserver, DataPath and ParaVoice. (See Note 2 of the Notes to the Consolidated Financial Statements.) During the third and fourth quarters of 2000, the Company recorded amortization of non-cash deferred stock compensation of $19 million and $22 million, respectively, as a result of the adoption of FASB interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (See Note 2 of the Notes to the Consolidated Financial Statements). During the first quarter of 1999, the Company expensed an unamortized preproduction balance of $92 million, net of taxes, associated with the manufacturing facility in Gresham, Oregon, and has presented it as a cumulative effect of a change in accounting principle in accordance with SOP No. 98-5, "Reporting on the Costs of Start-up Activities." (See Notes 1 and 7 of the Notes to the Consolidated Financial Statements.)

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

     Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders to be held May 2, 2001, and certain of the information to be included therein is incorporated by reference herein.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding the Company's executive officers required by this
Item is incorporated by reference to the section entitled "Executive Officers of the Registrant" in Part I of this Form 10-K. The information concerning Section 16(a) reporting is incorporated by reference to "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Company's Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Report:

     1. Financial Statements. The following Consolidated Financial Statements of LSI Logic Corporation and Report of Independent Accountants are contained in this Form 10-K:

                                                              PAGE IN THE
                                                               FORM 10-K
                                                              -----------
Consolidated Balance Sheets -- As of December 31, 1999 and
  2000......................................................        47
Consolidated Statements of Operations -- For the Three Years
  Ended December 31, 2000, 1999 and 1998....................        48
Consolidated Statements of Stockholders' Equity -- For the
  Three Years Ended December 31, 2000, 1999 and 1998........        49
Consolidated Statements of Cash Flows -- For the Three Years
  Ended December 31, 2000, 1999 and 1998....................        50
Notes to Consolidated Financial Statements..................   51 - 84
Report of Independent Accountants...........................        85

     Effective beginning 1990, we changed our fiscal year end from December 31 to the 52- or 53-week period that ends on the Sunday closest to December 31. Beginning in 1997, we reverted to a straight December 31 fiscal year end. For presentation purposes, the consolidated financial statements, notes and financial statement schedules for fiscal years 1990 through 1996 refer to December 31 as the year-end. Fiscal year 1997 was a 53-week year, fiscal years 1998, 1999 and 2000 were 52-week years.

     2. Financial Statement Schedules.

     All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     3. Exhibits:

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 2.1     Stock Purchase Agreement dated as of June 28, 1998, by and among the Registrant, HEA and HEI. Incorporated by reference to exhibits filed with the Registrant's Registration
         Statement on Form 8-K/A filed October 20, 1998.
 2.2     First Amendment to Stock Purchase Agreement dated as of
         August 6, 1998, by and among the Registrant, HEA and HEI.
         Incorporated by reference to exhibits filed with the
         Registrant's Registration Statement on Form 8-K/A filed
         October 20, 1998.
 2.3     Agreement and Plan of Reorganization and Merger dated
         February 21, 1999, among the Registrant, Stealth Acquisition
         Corporation and SEEQ Technology Inc. Incorporated by
         reference to Exhibit 99.1 filed with the Registrant's
         Current Report on Form 8-K as of February 23, 1999.
 2.4     Agreement and Plan of Reorganization dated May 20, 2000 by and among Registrant, Diamond Acquisition Corporation,
         DataPath Systems, Inc., and certain individuals named
         therein. Incorporated by reference to exhibits filed with
         Registrant's Form 8-K filed May 24, 2000.
 3.1     Restated Certificate of Incorporation of Registrant.
         Incorporated by reference to exhibits filed with the
         Registrant's Registration Statement on Form S-8 (No.
         333-46436) filed September 22, 2000.
 3.2     Amended and Restated By-laws of Registrant. Said document is included as an Exhibit to this Annual Report on Form 10-K
         for the year ended December 31, 2000.
 4.1     Amended and Restated Preferred Shares Rights Agreement dated as of November 20, 1998, between LSI Logic Corporation and
         BankBoston N.A. Incorporated by reference to exhibits filed with the Registrant's Form 8-A12G/A filed on December 8,
         1998.
 4.2     Indenture dated March 15, 1999 between LSI Logic Corporation and State Street Bank and Trust Company of California, N.A.,
         Trustee, covering $345,000,000 principal amount of 4 1/4
         Convertible Subordinated Notes due 2004. Incorporated by
         reference to exhibits filed with the Registrant's Form S-3
         (No. 333-80611), filed on June 14, 1999.
 4.3     Indenture dated February 15, 2000 between LSI Logic
         Corporation and State Street Bank and Trust Company of
         California, Trustee. Incorporated by reference to exhibits filed with the Registrant's Form 8-K filed on February 24,
         2000.
 4.4     See Exhibit 3.1.
10.1     Registrant's 1982 Incentive Stock Option Plan, as amended, and forms of Stock Option Agreement. Incorporated by
         reference to exhibits filed with the Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1988.*
10.2     Lease Agreement dated November 22, 1983 for 48580 Kato Road,
         Fremont, California between the Registrant and Bankamerica
         Realty Investors. Incorporated by reference to exhibits
         filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1983.
10.3     Form of Indemnification Agreement entered and to be entered into between Registrant and our officers, directors and
         certain key employees. Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.*
10.4     Amended and Restated LSI Logic Corporation 1991 Equity
         Incentive Plan. Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8
         (No. 333-81437) filed June 24, 1999.*

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.5     Lease Agreement dated February 28, 1991 for 765 Sycamore
         Drive, Milpitas, California between the Registrant and the
         Prudential Insurance Company of America. Incorporated by
         reference to exhibits filed with the Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1987.
10.6     Stock Purchase Agreement dated as of January 20, 1995;
         Promissory Note dated January 26, 1995; Note Purchase
         Agreement dated as of January 26, 1995 in connection with
         our purchase of the minority interest in one of our Japanese subsidiaries. Incorporated by reference to exhibits filed
         with the Registrant's Annual Report on Form 10-K for the
         year ended December 31, 1994.
10.7     1995 Director Option Plan. Incorporated by reference to
         exhibits filed with the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1995.*
10.8     LSI Logic Corporation International Employee Stock Purchase
         Plan. Incorporated by reference to exhibits filed with the
         Registrant's Registration Statement on Form S-8 (No.
         333-74627) filed on March 18, 1999.*
10.9     Form of LSI Logic Corporation Change of Control Severance
         Agreement between LSI Logic Corporation and each of its
         Executive Officers. Incorporated by reference to exhibits
         filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.*
10.10    LSI Logic Corporation Change of Control Agreement entered
         into on November 20, 1998, by and between LSI Logic
         Corporation and Wilfred J. Corrigan. Incorporated by
         reference to exhibits filed with the Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1998.*
10.11    Technology Transfer Agreement between LSI Logic Corporation and Wafer Technology (Malaysia) Sdn. Bhd. Dated September 8,
         1999. Incorporated by reference to exhibits filed with the
         Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
10.12    Mint Technology, Inc. Amended 1996 Stock Option Plan.
         Incorporated by reference to exhibits filed with the
         Registrant's Registration Statement on Form S-8 (No.
         333-34285) filed August 25, 1997.
10.13    Registrant's Amended and Restated Employee Stock Purchase
         Plan. Incorporated by reference to exhibits filed with the
         Registrant's Registration Statement on Form S-8 (No.
         333-81433) filed June 24, 1999.*
10.14    Symbios Logic, Inc. 1995 Stock Plan. Incorporated by
         reference to exhibits filed with the Registrant's Form S-8
         (No. 333-62159) filed on August 25, 1998.
10.15    LSI Logic Corporation 1999 Nonstatutory Stock Option Plan.
         Incorporated by reference to exhibits filed with the
         Registrant's Form S-8 (No. 333-90951) filed on November 15,
         1999.
10.16    SEEQ Technology, Inc. Amended and Restated 1982 Stock Option
         Plan. Incorporated by reference to exhibits filed with the
         Registrant's Form S-8 (No. 333-81435) filed on June 24,
         1999.
10.17    SEEQ Technology, Inc. 1989 Non-Employee Director Stock
         Option Plan. Incorporated by reference to exhibits filed
         with the Registrant's Form S-8 (No. 333-81435) filed on June
         24, 1999.
10.18    Amended and Restated Participation Agreement by and among
         Registrant, and ABN AMRO Bank N.V., ABN AMRO Bank N.V. as
         agent for Lessors and Participants dated April 18, 2000.
         Incorporated by reference to exhibits with Registrant's
         Quarterly Report on Form 10-Q for the quarter ended April 2,
         2000.
10.19    Second Amended and Restated Credit Agreement dated as of
         April 21, 2000, by and among Registrant, LSI Logic Japan
         Semiconductor, ABN AMRO Bank and Lenders. Said document is included as an Exhibit to this Annual Report on Form 10-K
         for the year ended December 31, 2000.
10.20    IntraServer Technology, Inc. 1998 Stock Option Plan.
         Incorporated by reference to exhibits filed with
         Registrant's Form S-8 (No. 333-38746) filed on June 7, 2000.
10.21    DataPath Systems, Inc. Amended 1994 Stock Option Plan.
         Incorporated by reference to exhibits filed with
         Registrant's Form S-8 (No. 333-42888) filed on August 2,
         2000.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.22    DataPath Systems, Inc. Amended and Restated 1997 Stock
         Option Plan. Incorporated by reference to exhibits filed
         with Registrant's Form S-8 (No. 333-42888) filed on August
         2, 2000.
10.23    Syntax Systems, Inc. Restated Stock Option Plan of January
         5, 1999. Incorporated by reference to exhibits filed with
         Registrant's Form S-8 (No. 333-52050) filed on December 18,
         2000.
13.1     Annual Report to Stockholders for the year ended December
         31, 1999 (to be deemed filed only to the extent required by the instructions for Reports on Form 10-K).
21.1     List of Subsidiaries.
23.1     Consent of Independent Accountants.
24.1     Power of Attorney. (see page 91)

---------------
* Denotes management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K.

     During the fourth quarter ended December 31, 2000, we filed the following Current Reports on Form 8-K:

     On October 25, 2000, pursuant to Item 5 to report information set forth in the Registrant's press release dated October 24, 2000.

     On December 12, 2000, pursuant to Item 5 to report information set forth in the Registrant's press release dated December 5, 2000.

     (c) Exhibits.

     See Item 14(a)(3), above.

     (d) Financial Statement Schedules

     See Item 14(a)(2), above.

TRADEMARK ACKNOWLEDGMENTS

     The LSI Logic logo design, ATMizer, CoreWare, G10, GigaBlaze, HyperPHY, MetaStor, MiniRISC, and SeriaLink are registered trademarks of LSI Logic Corporation; Cablestream, G11, G12, Gflx, SANtricity, and SANshare are trademarks of LSI Logic Corporation.

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

                                          LSI LOGIC CORPORATION

                                          By:    /s/ WILFRED J. CORRIGAN
                                            ------------------------------------
                                                    Wilfred J. Corrigan
                                            Chairman and Chief Executive Officer

Dated: March 8, 2001

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Wilfred J. Corrigan and David G. Pursel, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
               /s/ WILFRED J. CORRIGAN                 Chairman of the Board and Chief   March 8, 2001
-----------------------------------------------------    Executive Officer (Principal
                (Wilfred J. Corrigan)                         Executive Officer)

                   /s/ BRYON LOOK                        Executive Vice President and    March 8, 2001
-----------------------------------------------------      Chief Financial Officer
                    (Bryon Look)                       (Principal Financial Officer and
                                                             Accounting Officer)

                    /s/ T.Z. CHU                                   Director              March 8, 2001
-----------------------------------------------------
                     (T.Z. Chu)

                /s/ MALCOLM R. CURRIE                              Director              March 8, 2001
-----------------------------------------------------
                 (Malcolm R. Currie)

                 /s/ JAMES H. KEYES                                Director              March 8, 2001
-----------------------------------------------------
                  (James H. Keyes)

                /s/ R. DOUGLAS NORBY                               Director              March 8, 2001
-----------------------------------------------------
                  R. Douglas Norby

                /s/ MATTHEW O'ROURKE                               Director              March 8, 2001
-----------------------------------------------------
                 (Matthew O'Rourke)

                /s/ LARRY W. SONSINI                               Director              March 8, 2001
-----------------------------------------------------
                 (Larry W. Sonsini)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.1      Stock Purchase Agreement dated as of June 28, 1998, by and among the Registrant, HEA and HEI. Incorporated by reference to exhibits filed with the Registrant's Registration
          Statement on Form 8-K/A filed October 20, 1998.
 2.2      First Amendment to Stock Purchase Agreement dated as of
          August 6, 1998, by and among the Registrant, HEA and HEI.
          Incorporated by reference to exhibits filed with the
          Registrant's Registration Statement on Form 8-K/A filed
          October 20, 1998.
 2.3      Agreement and Plan of Reorganization and Merger dated
          February 21, 1999, among the Registrant, Stealth Acquisition
          Corporation and SEEQ Technology Inc. Incorporated by
          reference to Exhibit 99.1 filed with the Registrant's
          Current Report on Form 8-K as of February 23, 1999.
 2.4      Agreement and Plan of Reorganization dated May 20, 2000 by and among Registrant, Diamond Acquisition Corporation,
          DataPath Systems,Inc., and certain individuals named
          therein. Incorporated by reference to exhibits filed with
          Registrant's Form 8-K filed May 24, 2000.
 3.1      Restated Certificate of Incorporation of Registrant.
          Incorporated by reference to exhibits filed with the
          Registrant's Registration Statement on Form S-8 (No.
          333-46436) filed September 22, 2000.
 3.2      Amended and Restated By-laws of Registrant. Said document is included as an Exhibit to this Annual Report on Form 10-K
          for the year ended December 31, 2000.
 4.1      Amended and Restated Preferred Shares Rights Agreement dated as of November 20, 1998, between LSI Logic Corporation and
          BankBoston N.A. Incorporated by reference to exhibits filed with the Registrant's Form 8-A12G/A filed on December 8,
          1998.
 4.2      Indenture dated March 15, 1999 between LSI Logic Corporation and State Street Bank and Trust Company of California, N.A.,
          Trustee, covering $345,000,000 principal amount of 4 1/4
          Convertible Subordinated Notes due 2004. Incorporated by
          reference to exhibits filed with the Registrant's Form S-3
          (No. 333-80611), filed on June 14, 1999.
 4.3      Indenture dated February 15, 2000 between LSI Logic
          Corporation and State Street Bank and Trust Company of
          California, Trustee. Incorporated by reference to exhibits filed with the Registrant's Form 8-K filed on February 24,
          2000.
 4.4      See Exhibit 3.1.
10.1      Registrant's 1982 Incentive Stock Option Plan, as amended, and forms of Stock Option Agreement. Incorporated by
          reference to exhibits filed with the Registrant's Annual
          Report on Form 10-K for the year ended December 31, 1988.*
10.2      Lease Agreement dated November 22, 1983 for 48580 Kato Road,
          Fremont, California between the Registrant and Bankamerica
          Realty Investors. Incorporated by reference to exhibits
          filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1983.
10.3      Form of Indemnification Agreement entered and to be entered into between Registrant and our officers, directors and
          certain key employees. Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.*
10.4      Amended and Restated LSI Logic Corporation 1991 Equity
          Incentive Plan. Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8
          (No. 333-81437) filed June 24, 1999.*
10.5      Lease Agreement dated February 28, 1991 for 765 Sycamore
          Drive, Milpitas, California between the Registrant and the
          Prudential Insurance Company of America. Incorporated by
          reference to exhibits filed with the Registrant's Annual
          Report on Form 10-K for the year ended December 31, 1987.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.6      Stock Purchase Agreement dated as of January 20, 1995;
          Promissory Note dated January 26, 1995; Note Purchase
          Agreement dated as of January 26, 1995 in connection with
          our purchase of the minority interest in one of our Japanese subsidiaries. Incorporated by reference to exhibits filed
          with the Registrant's Annual Report on Form 10-K for the
          year ended December 31, 1994.
10.7      1995 Director Option Plan. Incorporated by reference to
          exhibits filed with the Registrant's Annual Report on Form
          10-K for the year ended December 31, 1995.*
10.8      LSI Logic Corporation International Employee Stock Purchase
          Plan. Incorporated by reference to exhibits filed with the
          Registrant's Registration Statement on Form S-8 (No.
          333-74627) filed on March 18, 1999.*
10.9      Form of LSI Logic Corporation Change of Control Severance
          Agreement between LSI Logic Corporation and each of its
          Executive Officers. Incorporated by reference to exhibits
          filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.*
10.10     LSI Logic Corporation Change of Control Agreement entered
          into on November 20, 1998, by and between LSI Logic
          Corporation and Wilfred J. Corrigan. Incorporated by
          reference to exhibits filed with the Registrant's Annual
          Report on Form 10-K for the year ended December 31, 1998.*
10.11     Technology Transfer Agreement between LSI Logic Corporation and Wafer Technology (Malaysia) Sdn. Bhd. Dated September 8,
          1999. Incorporated by reference to exhibits filed with the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
10.12     Mint Technology, Inc. Amended 1996 Stock Option Plan.
          Incorporated by reference to exhibits filed with the
          Registrant's Registration Statement on Form S-8 (No.
          333-34285) filed August 25, 1997.
10.13     Registrant's Amended and Restated Employee Stock Purchase
          Plan. Incorporated by reference to exhibits filed with the
          Registrant's Registration Statement on Form S-8 (No.
          333-81433) filed June 24, 1999.*
10.14     Symbios Logic, Inc. 1995 Stock Plan. Incorporated by
          reference to exhibits filed with the Registrant's Form S-8
          (No. 333-62159) filed on August 25, 1998.
10.15     LSI Logic Corporation 1999 Nonstatutory Stock Option Plan.
          Incorporated by reference to exhibits filed with the
          Registrant's Form S-8 (No. 333-90951) filed on November 15,
          1999.
10.16     SEEQ Technology, Inc. Amended and Restated 1982 Stock Option
          Plan. Incorporated by reference to exhibits filed with the
          Registrant's Form S-8 (No. 333-81435) filed on June 24,
          1999.
10.17     SEEQ Technology, Inc. 1989 Non-Employee Director Stock
          Option Plan. Incorporated by reference to exhibits filed
          with the Registrant's Form S-8 (No. 333-81435) filed on June
          24, 1999.
10.18     Amended and Restated Participation Agreement by and among
          Registrant, and ABN AMRO Bank N.V., ABN AMRO Bank N.V. as
          agent for Lessors and Participants dated April 18, 2000.
          Incorporated by reference to exhibits with Registrant's
          Quarterly Report on Form 10-Q for the quarter ended April 2,
          2000.
10.19     Second Amended and Restated Credit Agreement dated as of
          April 21, 2000, by and among Registrant, LSI Logic Japan
          Semiconductor, ABN AMRO Bank and Lenders. Said document is included as an Exhibit to this Annual Report on Form 10-K
          for the year ended December 31, 2000.
10.20     IntraServer Technology, Inc. 1998 Stock Option Plan.
          Incorporated by reference to exhibits filed with
          Registrant's Form S-8 (No. 333-38746) filed on June 7, 2000.
10.21     DataPath Systems, Inc. Amended 1994 Stock Option Plan.
          Incorporated by reference to exhibits filed with
          Registrant's Form S-8 (No. 333-42888) filed on August 2,
          2000.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.22     DataPath Systems, Inc. Amended and Restated 1997 Stock
          Option Plan. Incorporated by reference to exhibits filed
          with Registrant's Form S-8 (No. 333-42888) filed on August
          2, 2000.
10.23     Syntax Systems, Inc. Restated Stock Option Plan of January
          5, 1999. Incorporated by reference to exhibits filed with
          Registrant's Form S-8 (No. 333-52050) filed on December 18,
          2000.
13.1      Annual Report to Stockholders for the year ended December
          31, 1999 (to be deemed filed only to the extent required by the instructions for Reports on Form 10-K).
21.1      List of Subsidiaries.
23.1      Consent of Independent Accountants.
24.1      Power of Attorney. (see page 91)

---------------
* Denotes management contract or compensatory plan or arrangement