Form 10-Q
period 2001-04-01
LSI LOGIC CORP
filed 2001-05-15
CIK 703360

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED APRIL 1, 2001

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

                             YES [X]           NO [ ]

    As of May 2, 2001, there were 323,099,936 of the registrant's Common Stock, $.01 par value, outstanding.

                              LSI LOGIC CORPORATION
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001
                                      INDEX

                                                                                          PAGE
                                                                                           NO.
                                                                                          ------
                          PART I. FINANCIAL INFORMATION
Item 1    Financial Statements

           Consolidated Condensed Balance Sheets -- March 31, 2001 and December 31, 2000    3

           Consolidated Condensed Statements of Operations -- Three Months Ended
               March 31, 2001 and 2000                                                      4

           Consolidated Condensed Statements of Cash Flows -- Three Month Periods Ended
               March 31, 2001 and 2000                                                      5

           Notes to Consolidated Condensed Financial Statements                             6

Item 2   Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                       14

Item 3   Quantitative and Qualitative Disclosures About Market Risk                         22

                           PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                                                  23

Item 4   Submission of Matters to a Vote of Security Holders                                23

Item 5   Other Information                                                                  23

Item 6   Exhibits and Reports on Form 8-K                                                   24

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                              LSI LOGIC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                                               March 31,        December 31,
 (In thousands, except per-share amounts)                                        2001               2000
                                                                             -----------        -----------
ASSETS
Cash and cash equivalents                                                    $   270,744        $   235,895
Short-term investments                                                           788,824            897,347
Accounts receivable, less allowances of $7,363 and $8,297                        359,571            522,729
Inventories                                                                      358,879            290,375
Deferred tax assets                                                               54,445             54,552
Prepaid expenses and other current assets                                         78,832             71,342
                                                                             -----------        -----------

     Total current assets                                                      1,911,295          2,072,240
Property and equipment, net                                                    1,333,934          1,278,683
Goodwill and other intangibles                                                   554,423            580,861
Other assets                                                                     282,924            265,703
                                                                             -----------        -----------

     Total assets                                                            $ 4,082,576        $ 4,197,487
                                                                             ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                             $   218,155        $   268,215
Accrued salaries, wages and benefits                                              99,101             87,738
Other accrued liabilities                                                        165,830            181,199
Income tax payable                                                                75,029             88,752
Current portion of long-term obligations                                             577              1,030
                                                                             -----------        -----------

     Total current liabilities                                                   558,692            626,934
                                                                             -----------        -----------

Deferred tax liabilities                                                         130,616            130,616
Other long-term obligations                                                      924,378            936,058
                                                                             -----------        -----------

     Total long-term obligations and deferred tax liabilities                  1,054,994          1,066,674
                                                                             -----------        -----------

Commitments and contingencies (Note 11)
Minority interest in subsidiaries                                                  5,571              5,742
                                                                             -----------        -----------

Stockholders' equity:
Preferred shares; $.01 par value; 2,000 shares authorized                             --                 --
Common stock; $.01 par value; 1,300,000 shares authorized; 322,741 and
   321,523 shares outstanding                                                      3,227              3,215
Additional paid-in capital                                                     1,943,813          1,931,564
Deferred stock compensation                                                     (141,778)          (163,045)
Retained earnings                                                                640,904            672,152
Accumulated other comprehensive income                                            17,153             54,251
                                                                             -----------        -----------

     Total stockholders' equity                                                2,463,319          2,498,137
                                                                             -----------        -----------

     Total liabilities and stockholders' equity                              $ 4,082,576        $ 4,197,487
                                                                             ===========        ===========



See notes to unaudited consolidated condensed financial statements.

                              LSI LOGIC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        Three Months Ended
                                                                              March 31,
 (In thousands, except per share amounts)                                2001             2000
                                                                      ---------        ---------
Revenues                                                              $ 517,199        $ 615,186
                                                                      ---------        ---------
Costs and expenses:
   Cost of revenues                                                     311,145          365,500
   Research and development                                             118,767           80,229
   Selling, general and administrative                                   78,971           70,240
   Restructuring of operations and other non-recurring charges,
     net                                                                     --            2,781
   Amortization of non-cash deferred stock compensation (*)              21,267               --
   Amortization of intangibles                                           27,089           11,836
                                                                      ---------        ---------
      Total costs and expenses                                          557,239          530,586
                                                                      ---------        ---------

(Loss)/ income from operations                                          (40,040)          84,600
Interest expense                                                         (9,940)         (10,893)
Interest income and other, net                                            8,979            7,129
Gain on sale of equity securities                                         5,302           34,172
                                                                      ---------        ---------

(Loss)/ income before income taxes                                      (35,699)         115,008
(Benefit)/ provision for income taxes                                    (4,451)          28,765
                                                                      ---------        ---------
Net (loss)/ income                                                    $ (31,248)       $  86,243
                                                                      =========        =========

(Loss)/ earnings per share:
   Basic                                                              $   (0.10)       $    0.28
                                                                      =========        =========
  Dilutive                                                            $   (0.10)       $    0.25
                                                                      =========        =========

Shares used in computing per share amounts:

   Basic                                                                320,369          302,682
                                                                      =========        =========

   Dilutive                                                             320,369          349,159
                                                                      =========        =========


(*) Amortization of non-cash deferred stock compensation, if not shown separately, of $163, $17,082 and $4,022 would have been included in cost of revenues, research and development and selling, general and administrative expenses respectively for the three months ended March 31, 2001.

See notes to unaudited consolidated condensed financial statements.

                              LSI LOGIC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Three Months Ended
                                                                              March 31,
 (In thousands)                                                         2001            2000
                                                                     ---------        ---------
Operating activities:
Net (loss)/income                                                    $ (31,248)       $  86,243
Adjustments:
     Depreciation and amortization                                     115,676           93,166
     Amortization of non-cash deferred stock compensation               21,267               --
     Non-cash restructuring charges, net                                    --            2,781
     Gain on sale of equity securities                                  (5,302)         (34,172)
     Changes in working capital components:
          Accounts receivable, net                                     159,214         (122,668)
          Inventories, net                                             (69,898)         (12,159)
          Prepaid expenses and other assets                            (26,602)         (25,184)
          Accounts payable                                             (48,280)           6,856
          Accrued and other liabilities                                (16,831)          16,049
                                                                     ---------        ---------
     Net cash provided by operating activities                          97,996           10,912
                                                                     ---------        ---------

Investing activities:
     Purchase of debt and equity securities available-for-sale        (364,402)        (401,472)
     Maturities and sales of debt and equity securities
       available-for-sale                                              435,842          279,727
     Purchase of equity securities                                     (10,000)          (4,035)
     Proceeds from sale of stock investments                             7,926           29,914
     Purchases of property and equipment, net of retirements          (144,503)         (23,710)
                                                                     ---------        ---------
     Net cash used in investing activities                             (75,137)        (119,576)
                                                                     ---------        ---------

Financing activities:
     Proceeds from borrowings                                               --          500,000
     Repayment of debt obligations                                        (641)        (375,423)
     Debt issuance costs                                                    --          (15,300)
     Issuance of common stock, net                                      12,196           51,894
                                                                     ---------        ---------
     Net cash provided by financing activities                          11,555          161,171
                                                                     ---------        ---------

Effect of exchange rate changes on cash and cash equivalents               435           (3,516)
                                                                     ---------        ---------

Increase in cash and cash equivalents                                   34,849           48,991
                                                                     ---------        ---------

Cash and cash equivalents at beginning of period                       235,895          250,603
                                                                     ---------        ---------

Cash and cash equivalents at end of period                           $ 270,744        $ 299,594
                                                                     =========        =========


See notes to unaudited consolidated condensed financial statements.

                              LSI LOGIC CORPORATION
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

    In the opinion of LSI Logic Corporation (the "Company" or "LSI"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments, except for restructuring and other non-recurring charges as discussed in Note 2), necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

    For financial reporting purposes, the Company reports on a 13 or 14 week quarter with a year ending December 31. For presentation purposes, the consolidated condensed financial statements refer to the quarter's calendar month end for convenience. The results of operations for the quarter ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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


NOTE 2 -- RESTRUCTURING AND OTHER NON-RECURRING ITEMS

        There were no restructuring and non-recurring items for the three month period ended March 31, 2001.

    On February 22, 2000, the Company entered into an agreement with a third party to outsource certain testing services performed by the Company at its Fremont, California facility. The agreement provided for the sale and transfer of certain test equipment and related peripherals for total proceeds of approximately $10.7 million. The Company recorded a loss of approximately $2.2 million associated with the agreement. In March 2000, the Company recorded approximately $1.1 million of non-cash compensation-related expenses resulting from a separation agreement entered into during the quarter with a former employee and a $0.5 million benefit from the reversal of reserves established in the second quarter of 1999 for merger related expenses in connection with the merger with SEEQ Technology, Inc. ("SEEQ").


NOTE 3 -- LICENSE AGREEMENT

    In the second quarter of 1999, the Company and Silterra Malaysia Sdn. Bhd. (formerly known as Wafer Technology (Malaysia) Sdn. Bhd.) ("Silterra") entered into a technology transfer agreement under which the Company grants licenses to Silterra with respect to certain of the Company's wafer fabrication technologies and provides associated manufacturing training and related services. In exchange, the Company receives cash and equity consideration valued at $120 million over three years for which transfers and obligations of the Company are scheduled to occur. The Company transferred technology to Silterra valued at $6 million for each of the three month periods ended March 31, 2001 and 2000, respectively. The amount was recorded as an offset to the Company's R&D expenses. In addition, the Company provided engineering training with a value of $1 million for each of the three month periods ended March 31, 2001 and 2000, respectively. The amount was recorded as an offset to cost of revenues.

NOTE 4 -- INVESTMENTS

    All highly liquid investments purchased with an original maturity of ninety days or less are considered to be cash equivalents and are classified as held-to-maturity. Marketable short-term investments are generally classified and accounted for as available-for-sale. Management determines the appropriate classification of debt and equity securities at the time of purchase and reassesses the classification at each reporting date. Investments in debt and equity securities classified as held-to-maturity are reported at amortized cost plus accrued interest, and securities classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related tax, recorded as a separate component of comprehensive income in stockholders' equity until realized. Interest and amortization of premiums and discounts for debt and equity securities are included in interest income. Gains and losses on securities sold are determined based on the specific identification method and are included in other income. For all investment securities, unrealized losses that are other than temporary are recognized in net income. The Company does not hold these securities for speculative or trading purposes. The Company also holds investments in restricted shares of technology companies. These non-marketable shares are recorded at cost and included in other assets.

    As of March 31, 2001 and December 31, 2000, the Company held $146 million and $89 million of debt securities, respectively, that were included in cash and cash equivalents and $789 million and $897 million of debt and equity securities, respectively, that were classified as short-term investments on the Company's consolidated balance sheet. Debt securities consisted primarily of U.S. and foreign corporate debt securities, commercial paper, auction rate preferred stock, overnight deposits, certificates of deposit and U.S. government and municipal agency securities. Unrealized holding gains and losses of held-to-maturity securities and available-for-sale debt securities were not significant and accordingly the amortized cost of these securities approximated fair market value at March 31, 2001 and December 31, 2000. Contract maturities of these securities were within one year as of March 31, 2001. Realized gains and losses for held-to-maturity securities and available-for-sale debt securities were not significant for the three month periods ended March 31, 2001 and 2000.

    As of March 31, 2001 and December 31, 2000, the Company had marketable equity securities with an aggregate carrying value of $32 million and $66 million, respectively, $20 million and $60 million of which were classified as short-term investments on the Company's consolidated balance sheet, respectively. The remaining balance was included in other long-term assets. As of March 31, 2001, an unrealized gain of $10 million, net of the related tax effect of $6 million, related to these equity securities was included in accumulated comprehensive income. As of December 31, 2000, an unrealized gain of $31 million, net of the related tax effect of $17 million, on these equity securities was included in accumulated comprehensive income. During the three month period ended March 31, 2001, the Company sold equity securities for approximately $8 million in the open market, realizing a pre-tax gain of approximately $5 million. The Company does not anticipate selling any marketable equity securities in the second quarter of 2001.


NOTE 5 -- DERIVATIVE FINANCIAL INSTRUMENTS

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and 138 as of January 1, 2001. SFAS No. 133 requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the instruments. All of the Company's derivative instruments are recorded at their fair value in other current assets or other accrued liabilities. The transition adjustment upon adoption of SFAS No. 133 was not material.

    On the date a derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability ("fair-value" hedge), as a hedge of the variability of cash flows to be received ("cash-flow" hedge), or as a foreign-currency hedge. Changes in the fair value of a derivative that is highly effective, and is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective, and is designated and qualifies as a cash-flow hedge, are recorded in other comprehensive income, until earnings are affected by the variability of the cash flows. Changes in the fair value of derivatives that are highly effective as, and are designated and qualify as a foreign-currency hedge, are recorded in either current period earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge (e.g., a hedge of a firm commitment that is to be settled in a foreign currency) or a cash-flow hedge (e.g., a foreign-currency-denominated forecasted transaction). As of March 31, 2001, the Company had certain foreign currency fair-value and cash-flow hedges outstanding. The Company's derivative instruments at December 31, 2000 were designated as foreign currency fair-value hedges.

    The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value, cash-flow or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of the hedged items. If it were determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company would discontinue hedge accounting prospectively, as discussed below.

    The Company would discontinue hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated or exercised; (3) the derivative is no longer designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) the hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

     When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative will continue to be carried on the balance sheet at its fair value, and the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative will continue to be carried on the balance sheet at its fair value, and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current-period earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried as its fair value on the balance sheet, with changes in its fair value recognized in current period earnings.

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

Forward contracts

    Forward contracts are used to hedge certain cash flows denominated in non-functional currencies. These contracts expire within one to seven month periods and are designated as foreign currency fair-value hedges in accordance with SFAS No. 133. Changes in the fair value of forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in other income and expense. For the three months ended March 31, 2001, the change in time value of the forward contracts was not material. The Company did not record any gains or losses due to hedge ineffectiveness for the three month period ended March 31, 2001.

    Forward exchange contracts are also used to hedge certain foreign currency denominated assets or liabilities. These derivatives do not qualify for SFAS No. 133 hedge accounting treatment. Accordingly, changes in the fair value of these hedges are recorded immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged. The related gains and losses included in other income and expense was not significant.

Option contracts

    As of March 31, 2001, the Company held purchased currency option contracts that were designated as foreign currency cash-flow hedges of third-party yen revenue exposures. There were no option contracts outstanding as of December 31, 2000. Changes in the fair value of currency option contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in other income and expense. For the three months ended March 31, 2001, the change in option time value was not material. The contracts expire over a nine month period. Unrealized gains of $4.2 million were included in accumulated other comprehensive income and will be reclassified to other income and expense over the next nine month period as the forecasted transactions occur. The Company did not record any gains or losses due to hedge ineffectiveness for the three month period ended March 31, 2001.


NOTE 6 -- BALANCE SHEET DETAIL

                           March 31,    December 31,
 (In thousands)              2001           2000
                           --------     ------------
Inventories:
     Raw materials         $ 44,562       $ 36,133
     Work-in-process        105,754        129,394
     Finished goods         208,563        124,848
                           --------       --------
                           $358,879       $290,375
                           ========       ========


NOTE 7 --DEBT

                                                        March 31,      December 31,
 (In thousands)                                           2001            2000
                                                       ---------        ---------
2000 Convertible Subordinated Notes                    $ 500,000        $ 500,000
1999 Convertible Subordinated Notes                      344,935          345,000
Capital lease obligations                                  1,699            2,341
                                                       ---------        ---------
                                                         846,634          847,341
Current portion of long-term debt, capital lease
     obligations and Short-term borrowings                  (577)          (1,030)

                                                       ---------        ---------
Long-term debt and capital lease obligations           $ 846,057        $ 846,311
                                                       =========        =========


       On March 14, 2001, the Second Amended and Restated Credit Agreement was amended to reduce the total revolving commitment by $165 million from $240 million to $75 million. On the effective date of this reduction, the revolving commitment of each lender was reduced accordingly.

     On February 18, 2000, the Company issued $500 million of 4% Convertible Subordinated Notes (the "2000 Convertible Notes") due in 2005. The 2000 Convertible Notes are subordinated to all existing and future senior debt, are convertible, at the option of the holder, at any time into shares of the Company's common stock at a conversion price of $70.2845 per share and are redeemable at the Company's option, in whole or in part, at any time on or after February 20, 2003. Each holder of the 2000 Convertible Notes has the right to cause the Company to repurchase all of such holder's convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of certain events and in certain circumstances. Interest is payable semiannually. The Company paid approximately $15.3 million for debt issuance costs related to the 2000 Convertible Notes. The debt issuance costs are being amortized using the interest method. The net proceeds from the 2000 Convertible Notes were used to repay bank debt outstanding with a balance of approximately $380 million as of December 31, 1999.


NOTE 8 --RECONCILIATION OF BASIC AND DILUTED (LOSS)/ EARNINGS PER SHARE

    A reconciliation of the numerators and denominators of the basic and diluted per share amount computations as required by SFAS No. 128 "Earnings Per Share" ("EPS") is as follows:

                                                                             Three Months Ended March 31,
                                                 --------------------------------------------------------------------------------
                                                                    2001                                       2000
                                                 ---------------------------------------     ------------------------------------
                                                                               Per-Share                                Per-Share
 (In thousands except per share amounts)           Loss*         Shares+        Amount       Income*         Shares+      Amount
                                                   -----         -------        ------       -------         -------    ---------
Basic EPS:
     Net (loss)/ income available
          to common stockholders                 $(31,248)        320,369       $(0.10)      $ 86,243        302,682       $0.28
                                                                                ------                                     -----
     Effect of dilutive securities:
          Stock options                                --              --          --              --         24,469          --

          4 1/4% Convertible Subordinated Notes        --              --          --           2,750         22,008          --
Diluted EPS:
     Net (loss)/ income available to
         Common stockholders                     $(31,248)        320,369       $(0.10)      $ 88,993        349,159       $0.25
                                                                                ------                                     -----

*   Numerator

+   Denominator

    Options to purchase approximately 30,858,000 shares were outstanding at March 31, 2001 and were excluded from the computation of diluted shares because of their antidilutive effect on earnings per share. The exercise price of these options ranged from $0.46 to $72.25 at March 31, 2001. Options to purchase approximately 24,000 shares were outstanding as of March 31, 2000, but were excluded from the computation of diluted shares for the quarter ended March 31, 2000 because the exercise price of these options was greater than the average market price of common shares for the three month period then ended. The exercise price of these options was $66.13 at March 31, 2000.

     For the three months ended March 31, 2001, common equivalent shares of 22,003,317 and interest expense of $2,748,701, net of taxes, associated with the 1999 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on earnings per share. Common equivalent shares of 7,113,944 and interest expense of $3,750,000, net of taxes, associated with the 2000 Convertible Notes were also excluded from the calculation of diluted shares because of their antidilutive effect on earnings per share.

     For the three months ended March 31, 2000, common equivalent shares of 3,442,231 and interest expense of $1,750,000, net of taxes, associated with the 2000 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on earnings per share.

NOTE 9 -- COMPREHENSIVE (LOSS)/ INCOME

    Comprehensive (loss)/ income is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net (loss)/ income and comprehensive (loss)/ income for the Company arises from foreign currency translation adjustments, unrealized gains and losses on derivative instruments designated as and qualifying as cash-flow hedges and unrealized gains and losses on available-for-sale securities, net of applicable taxes. Comprehensive (loss)/ income, net of taxes for the current reporting period and comparable period in the prior year is as follows:

                                                                  Three Months Ended
                                                                       March 31,
 (In thousands)                                                   2001            2000
                                                                --------        --------
Net (loss)/ income                                              $(31,248)       $ 86,243
Change in unrealized gain on derivative instruments
         designated as and qualifying as cash-flow hedges          4,200              --
Change in unrealized gain on investments                         (21,165)         22,504
Change in foreign currency translation adjustments               (20,133)        (12,455)
                                                                ========        ========
Comprehensive (loss)/ income                                    $(68,346)       $ 96,292
                                                                ========        ========


NOTE 10 --SEGMENT REPORTING

    The Company operates in two reportable segments: the Semiconductor segment and the Storage Area Network ("SAN") Systems segment. In the Semiconductor segment, the Company designs, develops, manufactures and markets integrated circuits, including application-specific integrated circuits, application-specific standard products and related products and services. Semiconductor design and service revenues include engineering design services, licensing of our advanced design tools software, and technology transfer and support services. The Company's customers use these services in the design of increasingly advanced integrated circuits characterized by higher levels of functionality and performance. The proportion of revenues from ASIC design and related services compared to semiconductor product sales varies among customers depending upon their specific requirements. In the SAN Systems segment, the Company designs, manufactures, markets and supports high performance data storage management and storage systems solutions and a complete line of Redundant Array of Independent Disk systems, subsystems and related software.

    The following is a summary of operations by segment for the three months ended March 31, 2001 and 2000:

                                         Three months ended
                                             March 31,
 (In thousands)                         2001            2000
                                     ---------        ---------
REVENUES:
     Semiconductor                   $ 454,989        $ 530,387
     SAN Systems                        62,210           84,799
                                     ---------        ---------
          Total                      $ 517,199        $ 615,186
                                     =========        =========

(LOSS)/INCOME FROM OPERATIONS:
     Semiconductor                   $ (31,156)       $  73,001
     SAN Systems                        (8,884)          11,599
                                     ---------        ---------

          Total                      $ (40,040)       $  84,600
                                     =========        =========

    Intersegment revenues for the periods presented above were not significant. Restructuring of operations and other non-recurring items were included in the Semiconductor segment for the applicable periods.

    One customer represented 16% and 12% of the Company's total consolidated revenues for each of the three month periods ended March 31, 2001 and 2000, respectively. In the Semiconductor segment, one customer represented 18% and 11% of total Semiconductor revenues for the three month period ended March 31, 2001 and 2000, respectively. In the SAN Systems segment, there were four customers with revenues representing 23%, 19%, 15% and 12% of total SAN Systems revenues, respectively for the three month period ended March 31, 2001. For the three month period ended March 31, 2000, there were four customers with revenues representing 24%, 23%, 18% and 11% of total SAN Systems revenues, respectively.

    The following is a summary of total assets by segment as of March 31, 2001 and December 31, 2000:

                          March 31,      December 31,
(In thousands)              2001             2000
                         ----------       ----------
TOTAL ASSETS:
     Semiconductor       $3,738,315       $3,851,849
     SAN Systems            344,261          345,638
                         ----------       ----------

          Total          $4,082,576       $4,197,487
                         ==========       ==========


    Revenues from domestic operations were $283 million, representing 55% of consolidated revenues, for the first quarter of 2001 compared to $361 million, representing 59% of consolidated revenues, for the same period of 2000.


NOTE 11 --COMMITMENTS AND CONTINGENCIES

    In April 2001, the Company entered into a master lease and security agreement with a group of companies ("Lessor") for up to $230 million for certain wafer fabrication equipment. Each lease supplement pursuant to the transaction will have a lease term of five years with two consecutive renewal options at the Lessor's option. The Company may, at the end of any lease term, return, or purchase at a stated amount all the equipment. Upon return of the equipment, the Company must pay the Lessor a termination value. In April 2001, the Company has drawn down $60 million as the first supplement pursuant to the agreement. Minimum rental payments under this operating lease, excluding option periods, are $12.0 million in 2002, $11.4 million in 2003, $10.9 million in 2004 and $10.4 million in 2005. Under this lease, the Company is required to maintain compliance with certain financial covenants. The Company was in compliance with these covenants as of April 30, 2001.

    In March 2000, the Company entered into a master lease and security agreement with a group of companies ("Lessor") for up to $250 million for certain wafer fabrication equipment. Each lease supplement pursuant to the transaction will have a lease term of three years with two consecutive renewal options. The Company may, at the end of any lease term, return, or purchase at a stated amount all the equipment. Upon return of the equipment, the Company must pay the Lessor a termination value. Through March 31, 2001, the Company has drawn down a total of $250 million under five lease supplements pursuant to the agreement. Minimum rental payments under these operating leases, including option periods, are $53.5 million in 2002, $47.9 million in 2003, $40.6 million in 2004, $23.8 million in 2005 and $0.6 million in 2006. Under this lease, the Company is required to maintain compliance with certain financial covenants. The Company was in compliance with these covenants as of March 31, 2001.

NOTE 12 --LEGAL MATTERS

    Reference is made to Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 for a discussion of certain pending legal proceedings. The information provided at such reference regarding those matters remains substantially unchanged. In addition, the Company is a party to other litigation matters and claims that are normal in the course of its operations. The Company continues to believe that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing parties, with the potential for having an adverse effect on the Company's financial position or its results of operations.


NOTE 13 --ACQUISITION

    On March 26, 2001, the Company signed a definitive merger agreement ("Merger Agreement") to acquire C-Cube Microsystems Inc. ("C-Cube") in a transaction to be accounted for as a purchase. In accordance with the Merger Agreement, the Company has agreed to commence an exchange offer whereby it will offer 0.79 of a share of common stock for each outstanding share of C-Cube common stock. Under the terms of the Merger Agreement, the exchange offer will be followed by a merger in which the Company would acquire, at the same exchange ratio, the remaining shares of C-Cube common stock not previously acquired in the exchange offer. Upon completion of the merger, the Company has agreed to assume all options and warrants to purchase shares of C-Cube common stock and convert them into options and warrants to purchase shares of the Company's common stock. The merger is subject to customary closing conditions, including the tender for exchange of at least a majority of C-Cube's outstanding shares of common stock (including for purposes of the calculation of the majority of shares, certain outstanding options and warrants to purchase C-Cube shares.) On April 24, 2001, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. On April 26, 2001, the Form S-4 registration statement filed on April 13, 2001 in connection with the exchange offer was declared effective by the Securities and Exchange Commission. The initial exchange offer commenced on April 13, 2001 and expired at midnight on May 10, 2001. Approximately 43.6 million shares of C-Cube common stock (including shares tendered through notice of guaranteed delivery) were validly tendered and not properly withdrawn prior to the expiration of the initial exchange offer, which constitutes approximately 86 percent of the total number of outstanding shares of C-Cube common stock. The Company has elected to provide a subsequent offering period in connection with the exchange offer. The subsequent offering period has commenced on May 11, 2001 and will expire at midnight on May 24, 2001. During the subsequent offering period, the Company would exchange each share of C-Cube common stock at the same exchange ratio offered in the initial exchange offer. Shares of C-Cube common stock tendered during the subsequent offering period may not be withdrawn.


NOTE 14 --SUBSEQUENT EVENTS

    On April 11, 2001 the Company announced plans to close its Colorado Springs manufacturing facility in August of 2001. The Company estimates that it will record restructuring and other charges of approximately $120 million to $150 million for fixed asset write-downs, severance, direct exit costs and other expenses associated with the closure of the Colorado Springs facility. The Company is in the process of refining its estimates for the charges. The restructuring charges will be recorded in the second quarter of 2001 and the other charges will be incurred in the second and third quarters of 2001.

    On April 20, 2001, the Company entered into a master lease and security agreement with a group of companies ("Lessor") for up to $230 million for certain wafer fabrication equipment. Each lease supplement pursuant to the transaction will have a lease term of five years with two consecutive renewal options at the Lessor's option (See Note 11 of the Notes.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors detailed in Risk Factors in Part I of our Annual Report on Form 10-K for the year ended December 31, 2000. These factors include, among others:

    - Cyclical nature of both the Semiconductor and the Storage Area Network ("SAN") Systems industries and the markets addressed by our products;

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

    Our corporate headquarters and some of our manufacturing facilities are located near major earthquake faults. As a result, in the event of a major earthquake, we could suffer damages that could significantly and adversely affect our operating results and financial condition.

    Our operations depend upon a continuing adequate supply of electricity, natural gas and water. These energy sources have historically been available on a continuous basis and in adequate quantities for our needs. However, given the current power shortage in California, it is possible that the shortage may spread to other areas of the country, including Oregon. An interruption in the supply of raw materials or energy inputs for any reason would have an adverse effect on our manufacturing operations.

    While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information, we recommend that you read this discussion and analysis in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2000.

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

    We operate in an industry sector where security values are highly volatile and may be influenced by economic and other factors beyond our control. See additional discussion contained in "Risk Factors" set forth in Part I of our Annual Report on Form 10-K for the year ended December 31, 2000.

ACQUISITION AND OTHER

    On March 26, 2001, we signed a definitive merger agreement ("Merger Agreement") to acquire C-Cube Microsystems Inc. ("C-Cube") in a transaction to be accounted for as a purchase. In accordance with the Merger Agreement, we agreed to commence an exchange offer whereby it will offer 0.79 of a share of common stock for each outstanding share of C-Cube common stock. Under the terms of the Merger Agreement, the exchange offer will be followed by a merger in which we would acquire, at the same exchange ratio, the remaining shares of C-Cube common stock not previously acquired in the exchange offer. Upon completion of the merger, we have agreed to assume all options and warrants to purchase shares of C-Cube common stock and convert them into options and warrants to purchase shares of our common stock. The merger is subject to customary closing conditions, including the tender for exchange of at least a majority of C-Cube's outstanding shares of common stock (including for purposes of the calculation of the majority of shares, certain outstanding options and warrants to purchase C-Cube shares.) On April 24, 2001, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. On April 26, 2001, the Form S-4 registration statement filed on April 13, 2001 in connection with the exchange offer was declared effective by the Securities and Exchange Commission. The initial exchange offer commenced on April 13, 2001 and expired at midnight on May 10, 2001. Approximately 43.6 million shares of C-Cube common stock (including shares tendered through notice of guaranteed delivery) were validly tendered and not properly withdrawn prior to the expiration of the initial exchange offer, which constitutes approximately 86 percent of the total number of outstanding shares of C-Cube common stock. We have elected to provide a subsequent offering period in connection with the exchange offer. The subsequent offering period has commenced on May 11, 2001 and will expire at midnight on May 24, 2001. During the subsequent offering period, we would exchange each share of C-Cube common stock at the same exchange ratio offered in the initial exchange offer. Shares of C-Cube common stock tendered during the subsequent offering period may not be withdrawn. (See Note 13 of the Notes).

      On April 4, 2001, we announced a co-development and foundry supply agreement with Taiwan Semiconductor Manufacturing Company Ltd. ("TSMC") to combine their efforts for development of advanced process technologies and to collaborate on state-of-the-art manufacturing. Under the agreement, both companies will deploy a jointly developed 0.13-micron process technology. We will support customer design programs for leading-edge system-on-a-chip products using this advanced process. Resulting products will be produced in both ours and TSMC's manufacturing facilities. The two companies have also agreed to explore collaborative opportunities on next generation process technology nodes, which will be ahead of published industry roadmaps.

RESULTS OF OPERATIONS

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

    Total revenues for the first quarter of 2001 decreased $98.0 million or 16% to $517.2 million from $615.2 million for the same period of 2000 on a consolidated basis. Revenues for the Semiconductor segment decreased $75.4 million or 14% to $455.0 million for the first quarter of 2001 from $530.4 million for the same period of 2000. The decrease was primarily attributable to decreased demand for products used in broadband access and networks, wireless, networking infrastructure and storage infrastructure applications. Revenues for the SAN Systems segment decreased $22.6 million or 27% to $62.2 million for the first quarter of 2001 from $84.8 million for the same period of 2000 due to decreased demand for all products used in the SAN Systems segment. There were no significant intersegment revenues during the periods presented.

    One customer represented 16% and 12% of our total consolidated revenues for each of the three month periods ended March 31, 2001 and 2000, respectively. In the Semiconductor segment, one customer represented 18% and 11% of total Semiconductor revenues for the three month period ended March 31, 2001 and 2000, respectively. In the SAN Systems segment, there were four customers with revenues representing 23%, 19%, 15% and 12% of total SAN Systems revenues, respectively for the three month period ended March 31, 2001. For the three month period ended March 31, 2000, there were four customers with revenues representing 24%, 23%, 18% and 11% of total SAN Systems revenues, respectively.

    Revenues from domestic operations were $283 million, representing 55% of consolidated revenues, for the first quarter of 2001 compared to $361 million, representing 59% of consolidated revenues, for the same period of 2000.

    We expect revenues to decline approximately 10% to 15% in the second quarter of 2001 as compared to the first quarter of 2001.

    OPERATING COSTS AND EXPENSES: Key elements of the consolidated statements of operations, expressed as a percentage of revenues, were as follows:

                                      Three months ended March 31,
CONSOLIDATED:                              2001        2000
                                           ----        ---
Gross profit margin                        40%         41%
Research and development                   23%         13%
Selling, general and administrative        15%         11%
(Loss)/income from operations              (8)%        14%

    Key elements of the statement of operations for the Semiconductor and SAN Systems segments, expressed as a percentage of revenues, were as follows:

                                     Three months ended March 31,
SEMICONDUCTOR SEGMENT:                    2001        2000
                                          ----        ----
Gross profit margin                        41%         41%
Research and development                   24%         14%
Selling, general and administrative        14%         11%
(Loss)/income from operations              (7)%        14%


                                    Three months ended March 31,
SAN SYSTEMS SEGMENT:                      2001         2000
                                          ----         ----
Gross profit margin                        35%         36%
Research and development                   13%          7%
Selling, general and administrative        26%         13%
(Loss)/income from operations             (14)%        14%

    GROSS PROFIT MARGIN: We have advanced wafer manufacturing operations in Oregon, Colorado, California and Japan. This allows us to maintain our ability to provide products to customers with minimal disruption in the manufacturing process due to economic and geographic risks associated with each geographic location. During 1999, we entered into a technology transfer agreement with Silterra Malaysia Sdn. Bhd. (formerly known as Wafer Technology (Malaysia) Sdn. Bhd.) ("Silterra") under which we grant licenses to Silterra with respect to certain of our wafer fabrication technologies and provide associated manufacturing training and related services. In exchange, we receive cash and equity consideration valued at $120.0 million over three years during which transfers and the performance of our obligations are scheduled to occur. (See
Note 3 of the Notes.) During the three month periods ended March 31, 2001 and 2000, we provided engineering training in accordance with the agreement. The engineering training was valued at $1.0 million for each period and was recorded as a credit to cost of revenues. We will provide an additional $1.0 million of engineering training over the remaining contract term of one year, which also will be recorded as a credit to cost of revenues.

    The gross profit margin percentage decreased to 40% in the first quarter of 2001 from 41% in the same period of 2000 on a consolidated basis. The gross profit margin percentage for the Semiconductor segment remained flat at 41% in the first quarter of 2001 as the same period of 2000. The decrease primarily reflected a combination of the following factors:

    -   Decreased revenue for higher margin products; and

    - An increase in compensation related expenses due to an increase in headcount.

    The gross profit margin percentage for the SAN Systems segment was 35% in the first quarter of 2001 compared to 36% in the same period of 2000. The decrease was primarily attributable to the combination of the following factors:

    -   Decreased revenue for higher margin products; and

    - An increase in compensation related expenses due to an increase in headcount.

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

    -   Terms negotiated with third-party subcontractors; and

    -   Foreign currency fluctuations.

    These and other factors could have a significant effect on our gross profit margin in future periods. We are anticipating our consolidated gross profit margin percentage to be approximately 38% during the second quarter of 2001.

    Changes in the relative strength of the yen may have a greater impact on our gross profit margin than other foreign exchange fluctuations due to our wafer fabrication operations in Japan. Although the yen weakened (the average yen exchange rate for the first quarter of 2001 depreciated 10% from the same period of 2000), the effect on gross profit margin and net income was not significant because yen-denominated sales offset a substantial portion of yen-denominated costs during the period. Moreover, we hedged a portion of our remaining yen exposure. (See Note 5 of the Notes.) Future changes in the relative strength of the yen or mix of foreign currency denominated revenues and costs could have a significant effect on our gross profit margin or operating results.

    RESEARCH AND DEVELOPMENT: Research and development ("R&D") expenses increased $38.6 million or 48% to $118.8 million during the first quarter of 2001 as compared to $80.2 million during the same period of 2000 on a consolidated basis. R&D expenses for the Semiconductor segment increased $36.4 million or 49% to $110.6 million in the first quarter of 2001 from $74.2 million in the same period of 2000. The increase was primarily attributable to an increase in expenditures related to the continued development of advanced sub-micron products and process technologies and compensation related expenses.

    The R&D expenses were offset in part by the research and development benefits associated with a technology transfer agreement entered into with Silterra in Malaysia during 1999. (See Note 3 of the Notes.) A benefit of $6.0 million was recorded during each of the three month periods ended March 31, 2001 and 2000, respectively. We will receive an additional $20.0 million in cash from Silterra over the remaining contract term of approximately one year as consideration for technology to be transferred.

    R&D expenses for the SAN Systems segment increased $2.1 million or 34% to $8.2 million in the first quarter of 2001 from $6.1 million in the same period of 2000. The increase is primarily attributable to increased compensation related expenses associated with increased headcount.

    As a percentage of revenues, R&D expenses increased to 23% in the first quarter of 2001 from 13% in the same period of 2000 on a consolidated basis. R&D expenses as a percentage of revenues for the Semiconductor segment increased to 24% in the first quarter of 2001 from 14% in the same period of 2000. R&D expenses as a percentage of revenues for the SAN Systems segment increased to 13% in the first quarter of 2001 from 7% in the same period of 2000.

    SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative ("SG&A") expenses increased $8.8 million or 13% to $79.0 million during the first quarter of 2001 as compared to $70.2 million in the same period of 2000 on a consolidated basis. SG&A expenses for the Semiconductor segment increased $3.3 million or 6% to $62.7 million in the first quarter of 2001 from $59.4 million in the same period of 2000. SG&A expenses for the SAN Systems segment increased $5.4 million or 49% to $16.3 million in the first quarter of 2001 from $10.9 million in the same period of 2000. The increase in SG&A was primarily attributable to compensation related expenses associated with an increase in headcount.

    As a percentage of revenues, SG&A expenses increased to 15% in the first quarter of 2001 from 11% in the same period of 2000 on a consolidated basis. SG&A expenses as a percentage of revenues for the Semiconductor segment increased to 14% in the first quarter of 2001 from 11% in the same period of 2000. SG&A expenses as a percentage of revenues for the SAN Systems segment increased to 26% in the first quarter of 2001 from 13% in the same period of 2000. The increase was primarily attributable to an increase in headcount.

    RESTRUCTURING OF OPERATIONS AND OTHER NON-RECURRING ITEMS: There were no restructuring of operations and other non-recurring items recorded in the first quarter of 2001. During the first quarter of 2000, we recorded restructuring of operations and other non-recurring net charges of $2.8 million. The net charges reflected the combination of the following:

    - On February 22, 2000, we entered into an agreement with a third party to outsource certain testing services performed by us at our Fremont, California facility. The agreement provided for the sale and transfer of certain test equipment and related peripherals for total proceeds of approximately $10.7 million. We recorded a loss of approximately $2.2 million associated with the agreement. (See Note 2 of the Notes.)

    - In March 2000, we recorded approximately $1.1 million of non-cash compensation related expenses resulting from a separation agreement entered into during the quarter with a former employee and a $0.5 million benefit for the reversal of reserves established in the second quarter of 1999 for merger related expenses in connection with the merger with SEEQ Technology, Inc.

    On April 11, 2001, we announced plans to close our Colorado Springs manufacturing facility in August of 2001. We estimate that we will record restructuring and other charges of approximately $120 million to $150 million for fixed asset write-downs, severance, direct exit costs and other expenses associated with the closure of the Colorado Springs facility. We are in the process of refining its estimates for the charges. The restructuring charges will be recorded in the second quarter of 2001 and the other charges will be incurred in the second and third quarters of 2001.

       AMORTIZATION OF INTANGIBLES: Amortization of goodwill and other intangibles increased $15.3 million or 130% to $27.1 million in the first quarter of 2001 from $11.8 million in the same period of 2000. The increase was primarily related to additional amortization of goodwill associated with the acquisitions of ParaVoice and Syntax in the fourth quarter of 2000, DataPath in the third quarter of 2000 and Intraserver and divisions of Cacheware and Neomagic in the second quarter of 2000.

    AMORTIZATION OF NON-CASH DEFERRED STOCK COMPENSATION: Amortization of non-cash deferred stock compensation of $21.3 million in the first quarter of 2001 is due to non-cash deferred stock compensation recorded in connection with the acquisitions of DataPath and Syntax, which closed in 2000 after the adoption of FASB Interpretation ("FIN") No. 44 "Accounting for Certain Transactions Involving Stock Compensation," which was effective July 1, 2000.

    INTEREST EXPENSE: Interest expense decreased $1.0 million to $9.9 million in the first quarter of 2001 from $10.9 million in the same period of 2000. The decrease was primarily attributable to lower interest rates on the outstanding debt in the first quarter of 2001 as compared to the same period in 2000.

    INTEREST INCOME AND OTHER, NET: Interest income and other increased $1.9 million to $9.0 million in the first quarter of 2001 from $7.1 million in the same period of 2000. The increase was primarily attributable to approximately $6.6 million higher interest income in the first quarter of 2001 as compared to the same period in 2000 due to higher average balances of interest-generating cash, cash equivalents and short-term investments which was offset in part by lower interest rates during the period. The increase in interest income and other was offset in part by the write-down of fixed assets, the time-value of purchased option contracts (see Note 5 of the Notes) and other miscellaneous expenses during the period.

    GAIN ON SALE OF EQUITY SECURITIES: During the first quarter of 2001, we sold certain marketable equity securities for $7.9 million in the open market, realizing a pre-tax gain of approximately $5.3 million. During the first quarter of 2000, we sold certain marketable equity securities for $29.9 million in the open market, realizing a pre-tax gain of approximately $27.4 million. In the first quarter of 2000, we also recognized a $6.8 million pre-tax gain associated with equity securities of a certain technology company that was acquired by another technology company. We do not anticipate selling any marketable equity securities in the second quarter of 2001.

    PROVISION FOR INCOME TAXES: During the three months ended March 31, 2001, we recorded $4.5 million income tax benefit, which represents an effective tax rate of 12.5%. This rate differs from the U.S. statutory rate primarily due to items related to acquisitions, which are non-deductible for tax purposes. The effective tax rate for the three months ended March 31, 2000 was 25%. This rate differs from the U.S. statutory rate primarily due to merger and restructuring charges, the recognition of taxable gains offset in part by earnings of our foreign subsidiaries taxed at lower rates and the utilization of tax credits.


FINANCIAL CONDITION AND LIQUIDITY

    Cash, cash equivalents and short-term investments decreased $73 million or 6% to $1,060 million as of March 31, 2001 from $1,133 million as of December 31, 2000.

    WORKING CAPITAL: Working capital decreased $92 million or 6% to $1,353 million as of March 31, 2001 from $1,445 million as of December 31, 2000. The decrease was primarily a result of the following factors:

    - Lower accounts receivable due to decreased revenue during the first quarter of 2001 as compared to the fourth quarter of 2000;

    - Lower short-term investments primarily attributable to certain marketable equity securities reclassified into long-term assets; and

    - Higher accrued salaries, wages and benefits resulting primarily from higher compensation related accruals due to the timing of payments.

    The decrease in working capital was offset in part by higher inventory due to lower than expected sales in the first quarter of 2001, lower accounts payable that primarily reflect lower purchases during the first quarter of 2001 as compared to the fourth quarter of 2000 and the timing of invoice receipt and payments, lower other accrued liabilities primarily due to interest payments on the 2000 and 1999 Convertible Notes in the first quarter of 2001 and lower income taxes payable due to the timing of tax payments and the tax benefit recorded during the first quarter of 2001.

    CASH AND CASH EQUIVALENTS PROVIDED BY OPERATING ACTIVITIES: During the three months ended March 31, 2001, we generated $98.0 million of cash and cash equivalents from operating activities compared to $10.9 million generated during the same period in 2000. The increase in cash and cash equivalents provided by operating activities was primarily attributable to a decrease in accounts receivable, which was primarily due to decreased revenue during the first quarter of 2001 as compared to the first quarter of 2000.

    The increase in cash from operating activities was offset in part by lower net income (before depreciation and amortization, non-cash restructuring charges, amortization of non-cash deferred stock compensation and gain on sale of equity securities), an increase in inventory and prepaid and other assets and a decrease in accounts payable and accrued and other liabilities. The increase in inventories reflects lower than expected sales in the first quarter of 2001. The increase in prepaid expenses and other assets was primarily attributable to increased capitalized software and intellectual property, net of amortization and reclassification from short-term investments, which was offset in part by the decrease in unrealized gains on equity investments (See Note 4 of the Notes), during the period. The decrease in accounts payable reflects lower purchases during the first quarter of 2001 as compared to the first quarter of 2000 and the timing of invoice receipt and payments. The decrease in accrued and other liabilities was primarily due to interest payments on the 2000 Convertible Notes and lower income tax payable due to the tax benefit recorded during the first quarter of 2001.

    CASH AND CASH EQUIVALENTS USED IN INVESTING ACTIVITIES: Cash and cash equivalents used in investing activities was $75.1 million during the three months ended March 31, 2001, compared to $119.6 million in the same period of 2000. The decrease was primarily due to higher sales and maturities of debt and equity securities available-for-sale and others, net of purchases during the three months ended March 31, 2001 compared to the same period of 2000.

The decrease was offset in part by higher capital expenditures, lower proceeds from sale of stock investments and additional purchases of equity securities.

    We believe that maintaining technological leadership in the highly competitive worldwide semiconductor industry requires substantial ongoing investment in advanced manufacturing capacity. Net capital additions were $144.5 million during the three months ended March 31, 2001 and $23.7 million in the same period of 2000. In order to maintain our position as a technological market leader, we expect the level of capital expenditures to be approximately $500 million in 2001.

    CASH AND CASH EQUIVALENTS PROVIDED BY FINANCING ACTIVITIES: Cash and cash equivalents provided by financing activities during the three months ended March 31, 2001 totaled $11.6 million compared to $161.2 million in the same period of 2000. During the three months ended March 31, 2001, we generated cash proceeds of $12.2 million from our employee stock option plans, which was offset in part by the repayment of debt obligations. During the three months ended March 31, 2000, we generated cash proceeds of $124.6 million from the issuance of 2000 Convertible Notes, net of repayment of the Revolver, and $51.9 million from our employee stock option and purchase plans, which was offset in part by the debt issuance costs associated with the 2000 Convertible Notes.

    On March 14, 2001, the Second Amended and Restated Credit Agreement was amended to reduce the total revolving commitment by $165 million from $240 million to $75 million. On the effective date of this reduction, the revolving commitment of each lender was reduced accordingly.

    On February 18, 2000, the Company issued $500.0 million of 4% Convertible Subordinated Notes (the "2000 Convertible Notes") due in 2005. The 2000 Convertible Notes are subordinated to all existing and future senior debt, are convertible, at the option of the holder, at any time into shares of our common stock at a conversion price of $70.2845 per share and are redeemable at our option, in whole or in part, at any time on or after February 20, 2003. Each holder of the 2000 Convertible Notes has the right to cause us to repurchase all of such holder's convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of certain events and in certain circumstances. Interest is payable semiannually. We paid approximately $15.3 million for debt issuance costs related to the 2000 Convertible Notes. The debt issuance costs are being amortized using the interest method. The net proceeds from the 2000 Convertible Notes were used to repay bank debt outstanding with a balance of approximately $380.0 million as of December 31, 1999.

    In accordance with the terms of our existing credit arrangement, we must comply with certain financial covenants related to profitability, tangible net worth, liquidity, senior debt leverage, debt service coverage and subordinated indebtedness. As of March 31, 2001, we were in compliance with these covenants.

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

    RECENT ACCOUNTING PRONOUNCEMENTS: The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and 138 as of January 1, 2001. SFAS No. 133 requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the instruments. All of the Company's derivative instruments are recorded at their fair value in other current assets or accrued expenses. The transition adjustment upon adoption of SFAS No. 133 was not material (See
Note 5 of the Notes).

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no significant changes in the market risk disclosures during the three month period ended March 31, 2001 as compared to the discussion in
Part II of our Annual Report on Form 10-K for the year ended December 31, 2000.

                                     PART II


ITEM 1. LEGAL PROCEEDINGS

    Reference is made to Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 for a discussion of certain pending legal proceedings. The information provided at such reference regarding those matters remains substantially unchanged. In addition, the Company is a party to other litigation matters and claims, which are normal in the course of its operations. The Company continues to believe that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing parties, with the potential for having an adverse effect on the Company's financial position or its results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders of LSI Logic Corporation was held on May 2, 2001 in San Francisco, California. Proxies representing 275,713,617 shares of common stock or 85% of the total outstanding shares were voted at the meeting. The table below presents the voting results of election of the Company's Board of Directors:

                                 Votes For                     Votes Withheld
                                 ---------                     --------------
Wilfred J. Corrigan             273,278,527                   2,435,090
T.Z. Chu                        273,342,721                   2,370,896
Malcolm R. Currie               273,174,096                   2,539,521
James H. Keyes                  273,385,086                   2,328,531
R. Douglas Norby                273,270,650                   2,442,967
Matthew J. O'Rourke             273,307,670                   2,405,947
Larry W. Sonsini                273,042,512                   2,671,105

   The stockholders approved an amendment to the Amended and Restated Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance thereunder by 10,000,000. The proposal received 257,814,857 affirmative notes, 16,297,869 negative votes, 1,600,890 abstentions, and one broker non-vote.

     The stockholders approved an amendment to the 1991 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder by 5,000,000. The proposal received 196,098,621 affirmative votes, 77,933,995 negative votes, 1,680,700 abstentions, and 301 broker non-votes.

     The stockholders approved the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year 2001. The proposal received 273,618,230 affirmative votes, 938,334 negative votes, 1,157,052 abstentions, and one broker non-vote.


ITEM 5.  OTHER INFORMATION

    Proposals of stockholders intended to be presented at the Company's 2002 annual meeting of stockholders must be received at the Company's principle executive offices not later than November 26, 2001 in order to be included in the Company's proxy statement and form of proxy relating to the 2002 annual meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

     None

(b)  Reports on Form 8-K

     On March 8, 2001, pursuant to Item 5 to report information set forth in the Registrant's press release dated March 5, 2001.

     On April 4, 2001, pursuant to Item 5 to report information set forth in the Registrant's press release dated March 26, 2001.

     On April 25, 2001, pursuant to Item 5 to report information set forth in the Registrant's press release dated April 24, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LSI LOGIC CORPORATION
                                         (Registrant)

Date: May 14, 2001                       By  /s/ Bryon Look
                                             -----------------------------------
                                             Bryon Look
                                             Executive Vice President Finance &
                                             Chief Financial Officer