Form 10-Q
period 2001-07-01
LSI LOGIC CORP
filed 2001-08-15
CIK 703360

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------
                                    FORM 10-Q
                                ----------------


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JULY 1, 2001

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

                            -----------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]   NO [ ]

    As of August 8, 2001, there were 365,957,004 of the registrant's Common Stock, $.01 par value, outstanding.

                              LSI LOGIC CORPORATION
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001
                                      INDEX


                                                                                     PAGE
                                                                                      NO.
                                                                                    ------
                              PART I. FINANCIAL INFORMATION

Item 1    Financial Statements

           Consolidated Balance Sheets -- June 30, 2001 and
           December 31, 2000                                                          3

           Consolidated Statements of Operations -- Three and Six
           Months Ended June 30, 2001 and 2000                                        4

           Consolidated Statements of Cash Flows -- Six Month
           Periods Ended June 30, 2001 and 2000                                       5

           Notes to Consolidated Financial Statements                                 6

Item 2   Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                19

Item 3   Quantitative and Qualitative Disclosures About Market Risk                   30


                               PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                                            31

Item 4   Submission of Matters to a Vote of Security Holders                          31

Item 5   Other Information                                                            32

Item 6   Exhibits and Reports on Form 8-K                                             32

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                              LSI LOGIC CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                    June 30,         December 31,
 (In thousands, except per-share amounts)                             2001              2000
                                                                   -----------       -----------
ASSETS
Cash and cash equivalents                                          $   317,909       $   235,895
Short-term investments                                                 823,796           897,347
Accounts receivable, less allowances of $13,266 and $8,297             301,220           522,729
Inventories                                                            355,680           290,375
Deferred tax assets                                                     54,654            54,552
Prepaid expenses and other current assets                              187,033            71,342
                                                                   -----------       -----------

     Total current assets                                            2,040,292         2,072,240
Property and equipment, net                                          1,133,926         1,278,683
Goodwill and other intangibles                                       1,232,184           580,861
Other assets                                                           318,696           265,703
                                                                   -----------       -----------

     Total assets                                                  $ 4,725,098       $ 4,197,487
                                                                   ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                   $   183,682       $   268,215
Accrued salaries, wages and benefits                                    81,101            87,738
Other accrued liabilities                                              267,930           181,199
Income tax payable                                                      38,114            88,752
Current portion of long-term obligations                                   433             1,030
                                                                   -----------       -----------

     Total current liabilities                                         571,260           626,934
                                                                   -----------       -----------

Deferred tax liabilities                                               130,616           130,616
Other long-term obligations                                            967,359           936,058
                                                                   -----------       -----------

     Total long-term obligations and deferred tax liabilities        1,097,975         1,066,674
                                                                   -----------       -----------

Commitments and contingencies (Note 11)
Minority interest in subsidiaries                                        5,743             5,742
                                                                   -----------       -----------

Stockholders' equity:
Preferred shares; $.01 par value; 2,000 shares authorized                   --                --
Common stock; $.01 par value; 1,300,000 shares authorized;
 365,250 and 321,523 shares outstanding                                  3,653             3,215
Additional paid-in capital                                           2,852,410         1,931,564
Deferred stock compensation                                           (163,211)         (163,045)
Retained earnings                                                      328,423           672,152
Accumulated other comprehensive income                                  28,845            54,251
                                                                   -----------       -----------

     Total stockholders' equity                                      3,050,120         2,498,137
                                                                   -----------       -----------

     Total liabilities and stockholders' equity                    $ 4,725,098       $ 4,197,487
                                                                   ===========       ===========

See notes to unaudited consolidated financial statements.

                              LSI LOGIC CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                 -----------------------------       -----------------------------
(In thousands, except per share amounts)            2001              2000              2001              2000
                                                 -----------       -----------       -----------       -----------
Revenues                                         $   465,219       $   644,328       $   982,418       $ 1,259,514
                                                 -----------       -----------       -----------       -----------
Costs and expenses:
   Cost of revenues                                  284,759           367,978           595,904           722,378
   Additional excess inventory charges               108,026                --           108,026            11,100
   Research and development                          127,412            86,801           246,179           167,030
   Selling, general and administrative                77,480            75,079           156,451           145,319
   Acquired in-process research and                   77,500            16,333            77,500            16,333
     development
   Restructuring of operations and
     other non-recurring charges, net                 59,839                --            59,839             2,781
   Amortization of non-cash deferred
     stock compensation(*)                            27,840                --            49,107                --
   Amortization of intangibles                        43,469            13,820            70,558            25,656
                                                 -----------       -----------       -----------       -----------
      Total costs and expenses                       806,325           560,011         1,363,564         1,090,597
                                                 -----------       -----------       -----------       -----------

(Loss)/income from operations                       (341,106)           84,317          (381,146)          168,917
Interest expense                                      (9,864)          (10,323)          (19,804)          (21,216)
Interest income and other, net                         3,742            11,507            12,721            18,636
Gain on sale of equity securities                         --            15,314             5,302            49,486
                                                 -----------       -----------       -----------       -----------

(Loss)/income before income taxes                   (347,228)          100,815          (382,927)          215,823
(Benefit)/provision for income taxes                 (34,747)           30,239           (39,198)           59,004
                                                 -----------       -----------       -----------       -----------
Net (loss)/income                                $  (312,481)      $    70,576       $  (343,729)      $   156,819
                                                 ===========       ===========       ===========       ===========
(Loss)/earnings per share:
   Basic                                         $     (0.91)      $      0.23       $     (1.03)      $      0.51
                                                 ===========       ===========       ===========       ===========

   Dilutive                                      $     (0.91)      $      0.21       $     (1.03)      $      0.46
                                                 ===========       ===========       ===========       ===========

Shares used in computing per share amounts:

   Basic                                             344,873           308,275           332,728           305,464
                                                 ===========       ===========       ===========       ===========

   Dilutive                                          344,873           353,120           332,728           351,155
                                                 ===========       ===========       ===========       ===========

(*) Amortization of non-cash deferred stock compensation, if not shown separately, of $685, $19,625 and $7,530 would have been included in cost of revenues, research and development and selling, general and administrative expenses respectively for the three months ended June 30, 2001. Amortization of non-cash deferred stock compensation, if not shown separately, of $848, $36,707 and $11,552 would have been included in cost of revenues, research and development and selling, general and administrative expenses, respectively for the six months ended June 30, 2001.


See notes to unaudited consolidated financial statements.

                              LSI LOGIC CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Six Months Ended
                                                                              June 30,
                                                                    ---------------------------
 (In thousands)                                                        2001             2000
                                                                    ----------       ----------
Operating activities:
Net (loss)/income                                                   $ (343,729)      $  156,819
Adjustments:
     Depreciation and amortization                                     243,614          187,798
     Amortization of non-cash deferred stock compensation               49,107               --
     Acquired in-process research and development                       77,500           14,745
     Non-cash restructuring charges, net                                59,517            2,781
     Gain on sale of equity securities                                  (5,302)         (49,486)
     Changes in working capital components, net of assets
       acquired and liabilities assumed in business combinations:
          Accounts receivable, net                                     237,013         (126,135)
          Inventories, net                                             (54,763)         (43,037)
          Prepaid expenses and other assets                            (48,477)         (51,678)
          Accounts payable                                             (91,166)         (13,237)
          Accrued and other liabilities                                (19,349)          53,075
                                                                    ----------       ----------
     Net cash provided by operating activities                         103,965          131,645
                                                                    ----------       ----------

Investing activities:
     Purchase of debt and equity securities available-for-sale        (923,378)        (684,199)
     Maturities and sales of debt and equity securities                941,687          485,534
       available-for-sale
     Purchase of equity securities                                     (10,819)          (6,035)
     Proceeds from sale of stock investments                             7,926           45,741
     Purchases of property and equipment, net of retirements          (125,635)         (83,537)
     Acquisition of companies, net of cash acquired                     43,979          (37,565)
                                                                    ----------       ----------
     Net cash used in investing activities                             (66,240)        (280,061)
                                                                    ----------       ----------

Financing activities:
     Proceeds from borrowings                                               --          500,000
     Repayment of debt obligations                                        (869)        (375,786)
     Debt issuance costs                                                    --          (15,300)
     Issuance of common stock, net                                      44,367           90,166
                                                                    ----------       ----------
     Net cash provided by financing activities                          43,498          199,080
                                                                    ----------       ----------

Effect of exchange rate changes on cash and cash equivalents               791           (6,130)
                                                                    ----------       ----------

Increase in cash and cash equivalents                                   82,014           44,534
                                                                    ----------       ----------

Cash and cash equivalents at beginning of period                       235,895          250,603
                                                                    ----------       ----------

Cash and cash equivalents at end of period                          $  317,909       $  295,137
                                                                    ----------       ----------


See notes to unaudited consolidated financial statements.

                              LSI LOGIC CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

    In the opinion of LSI Logic Corporation (the "Company" or "LSI"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments, except for additional excess inventory charges, acquired in-process research and development and restructuring and other non-recurring charges as discussed in Notes 2 and 3), necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

    For financial reporting purposes, the Company reports on a 13 or 14 week quarter with a year ending December 31. For presentation purposes, the consolidated financial statements refer to the quarter's calendar month end for convenience. The results of operations for the quarter ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 -- ACQUISITIONS

    ACQUISITION OF C-CUBE. On March 26, 2001, the Company signed a definitive merger agreement ("Merger Agreement") to acquire C-Cube Microsystems Inc. ("C-Cube"). In accordance with the Merger Agreement, the Company commenced an exchange offer whereby it offered 0.79 of a share of common stock for each outstanding share of C-Cube common stock. Under the terms of the Merger Agreement, the exchange offer was followed by a merger in which the Company acquired, at the same exchange ratio, the remaining shares of C-Cube common stock not previously acquired in the exchange offer. Upon completion of the merger, the Company assumed all options and warrants to purchase shares of C-Cube common stock and converted them into options and warrants to purchase shares of the Company's common stock. The merger was subject to customary closing conditions, including the tender for exchange of at least a majority of C-Cube's outstanding shares of common stock (including for purposes of the calculation of the majority of shares, certain outstanding options and warrants to purchase C-Cube shares.) The acquisition was effective May 11, 2001.

    The Company issued approximately 40.2 million shares of its common stock,
10.6 million options and 0.8 million warrants in exchange for the outstanding ordinary shares, options and warrants of C-Cube, respectively. The acquisition is intended to enhance and accelerate the Company's digital video product offerings in the Semiconductor segment.

    The acquisition was accounted for as a purchase. Accordingly, the results of operations of C-Cube and estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated financial statements as of May 11, 2001 through the end of the period.

     The components of purchase price are as follows (in thousands):

        Fair value of common shares issued      $  752,557
        Fair value of options assumed              116,174
        Fair value of warrants assumed               8,121
        Direct acquisition costs                    16,856
                                                ----------
                  Total purchase price          $  893,708
                                                ==========

     The fair value of common shares issued was determined using a price of approximately $18.73, which represents the average closing stock price for the period of two days before and after the announcement of the merger. The fair value of the options and warrants assumed was determined using the Black-Scholes method. The portion of the intrinsic value of unvested options of C-Cube relating to the vesting period following consummation of the transaction has been allocated to deferred stock compensation. The Company calculated the intrinsic value of the unvested options using the closing price of its common stock on the date of consummation of the merger. Deferred stock compensation is included as a component of stockholders' equity and will be amortized over the remaining vesting period of the options. Direct acquisition costs consist of investment banking, legal and accounting fees.

     The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows (in thousands):

        Tangible net assets acquired                                    $   64,315
        Acquired in-process research and development                        77,500
        Current technology                                                  74,000
        Trademarks                                                          20,500
        Assembled workforce                                                 36,000
        Excess of purchase price over net assets acquired                  572,120
                                                                        ----------
        Total purchase price excluding deferred stock compensation         844,435
        Deferred stock compensation                                         49,273
                                                                        ----------
        Total purchase price                                            $  893,708
                                                                        ==========

     In-process research and development. In connection with the purchase of C-Cube, the Company recorded a $77.5 million charge to in-process research and development. The amount was determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed. As of the acquisition date, there were various projects that met the above criteria. The primary projects identified consisted of digital video disc ("DVD"), recordable digital video ("DVD-R"), Consumer Set-Top Box and Cable Modem.

     The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The net cash flows from the identified projects were based on estimates of revenues, cost of revenues, research and development costs, selling general and administrative costs and applicable income taxes for the projects. The percentage of completion for the projects was determined based on research and development expenses incurred as of May 11, 2001 for the projects as a percentage of total research and development expenses to bring the projects to technological feasibility. The discount rate used was 27.5% for these projects. The development of these projects started in early 1999. As of May 11, 2001, the Company estimated the projects were approximately 84%, 62%, 61% and 69% complete for DVD, DVD-R, Consumer Set-Top Box and Cable Modem, respectively.

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

     Pro forma results. The following pro forma summary is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had the Company and C-Cube been a consolidated entity during the periods presented. The summary combines the results of operations as if C-Cube had been acquired as of the beginning of the periods presented.

     The summary includes the impact of certain adjustments such as amortization of intangibles and non-cash deferred stock compensation. Additionally, the in-process research and development charge of $77.5 million discussed above has been excluded from the periods presented as it arose from the acquisition of C-Cube. The restructuring and other non-recurring charges of $60 million were included in the pro forma calculation as the charges did not relate to the acquisition of C-Cube (See Note 3 of the Notes.)

                                               SIX MONTHS ENDED JUNE 30,
                                                2001               2000
                                            ------------       ------------
                                                     (UNAUDITED)
                                               (IN THOUSANDS, EXCEPT
                                                  PER-SHARE AMOUNTS)
                                            -------------------------------
        Revenues .....................      $  1,000,275       $  1,381,559
        Net (loss)/ income ...........      $   (324,665)      $     79,064
        Basic EPS ....................      $      (0.90)      $       0.23
        Diluted EPS ..................      $      (0.90)      $       0.21

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt SFAS 142 on January 1, 2002, the beginning of fiscal 2002. In connection with the adoption of SFAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position.


NOTE 3 -- RESTRUCTURING AND OTHER NON-RECURRING ITEMS

     The Company recorded approximately $60 million in restructuring and other non-recurring charges during the three months ended June 30, 2001. Total restructuring charges were $52 million and other non-recurring charges were approximately $8 million for the three months ending June 30, 2001.

Restructuring:

     In April of 2001, the Company announced the closure of the Company's Colorado Springs fabrication facility ("the facility") in August of 2001. In May of 2001, the Company entered into a definitive agreement to sell the facility to X-FAB Semiconductor Foundries AG ("X-Fab"), a German corporation. As part of the agreement, the Company agreed to purchase a minimum amount of production wafers and die from the facility for a period of 18 months following the close of the transaction. During the quarter ended June 30, 2001, the Company recorded an impairment charge of $71 million relating to the facility of which approximately $35 million was recorded in cost of sales and $36 million was recorded in restructuring charges. The restructuring charges consisted of fixed asset write-downs due to impairment, losses on an operating lease for equipment, severance for approximately 413 employees and other exit costs. On August 1, 2001, the Company announced the termination of the agreement to sell the facility because X-Fab was unable to secure the required funding to close the transaction. The facility is currently scheduled to close in October of 2001. The Company is continuing its efforts to dispose of the facility and estimates that its reserves as of June 30, 2001 are adequate to cover losses associated with the disposal of the facility. The Company reclassified approximately $96 million from property, plant and equipment to other current assets to reflect the intention to dispose of the facility within the next twelve months.

     The Company recorded approximately $16 million in additional restructuring charges primarily associated with the write-down of fixed assets in the U.S., Japan and Hong Kong that will be disposed of and severance charges for approximately 243 employees in the U.S., Europe and Asia Pacific.

     The fair value of assets determined to be impaired was the result of independent appraisals and the use of management estimates. Given that current market conditions for the sale of older fabrication facilities and related equipment may continue to deteriorate, there can be no assurance that the company will realize its current net book value for the assets. The Company will reassess the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary.

     The following table sets forth the Company's restructuring reserves as of June 30, 2001:



 (In thousands)                                         Restructuring                       Balance
                                                           Expense                          June 30,
                                                        June 30, 2001      Utilized           2001
                                                        -------------     ----------       ----------
        Write-down of excess assets(a)                    $   22,920      $  (21,513)      $    1,407
        Lease terminations and maintenance contracts          14,253                           14,253
        Other exit costs                                       7,742                            7,742
        Payments to employees for severance(b)                 6,848          (2,764)           4,084
                                                          ----------      ----------       ----------

                  Total                                   $   51,763      $  (24,277)      $   27,486
                                                          ==========      ==========       ==========

(a) Amounts utilized in 2001 reflect a write-down of fixed assets in the U.S., Japan and Hong Kong due to impairment. The amounts were accounted for as a reduction of the assets and did not result in a liability. The $1.4 million balance as of June 30, 2001 relates to machinery and equipment decommissioning costs in the U.S.

(b) Amounts utilized represent cash payments related to the severance of 230 employees during the second quarter of 2001.


Other non-recurring:

     The Company recorded approximately $8 million in other non-recurring charges associated with the write-down of intangible assets due to impairment. The majority of the intangible assets were originally acquired in the purchase of a division of Neomagic in the second quarter of 2000.

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

     In the second quarter of 1999, the Company and Silterra Malaysia Sdn. Bhd. (formerly known as Wafer Technology (Malaysia) Sdn. Bhd.) ("Silterra") entered into a technology transfer agreement under which the Company grants licenses to Silterra with respect to certain of the Company's wafer fabrication technologies and provides associated manufacturing training and related services. In exchange, the Company receives cash and equity consideration valued at $120 million over three years for which transfers and obligations of the Company are scheduled to occur. The Company transferred technology to Silterra valued at $6 million for each of the three month periods ended June 30, 2001 and 2000 and $12 million for each of the six month periods ended June 30, 2001 and 2000. The amount was recorded as an offset to the Company's R&D expenses. In addition, the Company provided engineering training with a value of $1 million for each of the three month periods ended June 30, 2001 and 2000, and $2 million for each of the six month periods ended June 30, 2001 and 2000. The amount was recorded as an offset to cost of revenues.


NOTE 5 -- INVESTMENTS

     As of June 30, 2001 and December 31, 2000, the Company held $132 million and $89 million of debt securities, respectively, that were included in cash and cash equivalents and $824 million and $897 million of debt and equity securities, respectively, that were classified as short-term investments on the Company's consolidated balance sheet. Debt securities consisted primarily of U.S. and foreign corporate debt securities, commercial paper, auction rate preferred stock, overnight deposits, certificates of deposit and U.S. government and municipal agency securities. Unrealized holding gains and losses of held-to-maturity securities and available-for-sale debt securities were not significant and accordingly the amortized cost of these securities approximated fair market value at June 30, 2001 and December 31, 2000. Contract maturities of these securities were within one year as of June 30, 2001. Realized gains and losses for held-to-maturity securities and available-for-sale debt securities were not significant for the three month periods ended June 30, 2001 and 2000.

     As of June 30, 2001 and December 31, 2000, the Company had marketable equity securities with an aggregate carrying value of $50 million and $66 million, respectively, of which all securities were classified as other long-term assets at June 30, 2001 and $60 million were classified as short-term investments on the Company's consolidated balance sheet at December 31, 2000. The remaining balance was included in other long-term assets. As of June 30, 2001, an unrealized gain of $25 million, net of the related tax effect of $13 million, related to these equity securities was included in accumulated other comprehensive income. As of December 31, 2000, an unrealized gain of $31 million, net of the related tax effect of $17 million, on these equity securities was included in accumulated other comprehensive income. During the three month period ended June 30, 2001, the Company did not sell any equity securities. During the six month period ended June 30, 2001, the Company sold equity securities for approximately $8 million in the open market, realizing a pre-tax gain of approximately $5 million. During the three and six month periods ended June 30, 2000, the Company sold equity securities for approximately $16 million and $46 million, respectively, in the open market, realizing a pre-tax gain of approximately $15 million and $42 million, respectively. In addition, the Company realized a pre-tax loss of approximately $7 million associated with a marketable equity investment in a certain technology company during the three months ended June 30, 2001. The decline in value of the investment was considered by management to be other than temporary. The Company realized a pre-tax gain of approximately $7 million associated with equity securities of a certain technology company that was acquired by another technology company during the six month period ended June 30, 2000. The Company does not anticipate selling any marketable equity securities in the second half of 2001.


NOTE 6 -- DERIVATIVE FINANCIAL INSTRUMENTS

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

    On the date a derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability ("fair-value" hedge), as a hedge of the variability of cash flows to be received ("cash-flow" hedge), or as a foreign-currency hedge. Changes in the fair value of a derivative that is highly effective, and is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective, and is designated and qualifies as a cash-flow hedge, are recorded in other comprehensive income, until earnings are affected by the variability of the cash flows. Changes in the fair value of derivatives that are highly effective as, and are designated and qualify as a foreign-currency hedge, are recorded in either current period earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge (e.g., a hedge of a firm commitment that is to be settled in a foreign currency) or a cash-flow hedge (e.g., a foreign-currency-denominated forecasted transaction). As of June 30, 2001, the Company had certain foreign currency fair-value and cash-flow hedges outstanding. The Company's derivative instruments at December 31, 2000 were designated as foreign currency fair-value hedges.

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

Forward contracts

    Forward contracts are used to hedge certain cash flows denominated in non-functional currencies. These contracts expire within one to seven month periods and are designated as foreign currency fair-value hedges in accordance with SFAS No. 133. Changes in the fair value of forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in other income and expense. For the three and six months ended June 30, 2001, the change in time value of the forward contracts was not significant. The Company did not record any gains or losses due to hedge ineffectiveness for the three and six month periods ended June 30, 2001.

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

Option contracts

    As of June 30, 2001, the Company held purchased currency option contracts that were designated as foreign currency cash-flow hedges of third-party yen revenue exposures. There were no option contracts outstanding as of December 31, 2000. Changes in the fair value of currency option contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in other income and expense. For the three and six months ended June 30, 2001, the change in option time value was $1.7 million and $3.3 million, respectively. The contracts expire over a six month period. For the three and six months ended June 30, 2001, an amount of $1.3 million was reclassified to revenue. Unrealized gains of $4.9 million were included in accumulated other comprehensive income and will be reclassified to revenue over the next six month period as the forecasted transactions occur. The Company did not record any gains or losses due to hedge ineffectiveness for the three and six month periods ended June 30, 2001.


NOTE 7 -- BALANCE SHEET DETAIL

                                    June 30,      December 31,
 (In thousands)                      2001            2000
                                  ----------      ----------
        Inventories:
             Raw materials        $   41,060      $   36,133
             Work-in-process         103,311         129,394
             Finished goods          211,309         124,848
                                  ----------      ----------

                                  $  355,680      $  290,375
                                  ==========      ==========

     During the second quarter of 2001, the Company wrote-down certain inventory. This additional excess inventory charge was due to a sudden and significant decrease in forecasted revenue and was calculated in accordance with the Company's policy, which is primarily based on inventory levels in excess of 12-month demand for each specific product and the use of management judgment.


NOTE 8 --DEBT

                                                                            June 30,         December 31,
 (In thousands)                                                               2001               2000
                                                                          ------------       ------------
        2000 Convertible Subordinated Notes                               $    500,000       $    500,000
        1999 Convertible Subordinated Notes                                    344,935            345,000
        Capital lease obligations                                                1,472              2,341
                                                                          ------------       ------------
                                                                               846,407            847,341
        Current portion of long-term debt, capital lease obligations
        and short-term borrowings                                                 (433)            (1,030)
                                                                          ------------       ------------

        Long-term debt and capital lease obligations                      $    845,974       $    846,311
                                                                          ============       ============


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


NOTE 9 --RECONCILIATION OF BASIC AND DILUTED (LOSS)/ EARNINGS PER SHARE

     A reconciliation of the numerators and denominators of the basic and diluted per share amount computations as required by SFAS No. 128 "Earnings Per Share" ("EPS") is as follows:

                                                                       Three Months Ended June 30,
                                          --------------------------------------------------------------------------------
                                                            2001                                      2000
                                          --------------------------------------      ------------------------------------
                                                                       Per-Share                                 Per-Share
(In thousands except per share amounts)     Loss*         Shares+       Amount         Income*      Shares+        Amount
                                          --------       --------      --------       --------      --------     ---------
Basic EPS:
     Net (loss)/ income available to
          Common stockholders             $(312,481)      344,873      $  (0.91)      $ 70,576       308,275      $   0.23
                                                                       --------                                   --------
     Effect of dilutive securities:

          Stock options                         --             --            --             --        22,837            --
          4 1/4% Convertible
               Subordinated Notes               --             --            --          2,750        22,008            --
Diluted EPS:
     Net (loss)/ income available to
         Common stockholders              $(312,481)      344,873      $  (0.91)      $ 73,326       353,120      $   0.21
                                                                       --------                                   --------


*    Numerator

+    Denominator

     Options to purchase approximately 71,395,129 shares were outstanding at June 30, 2001 and were excluded from the computation of diluted shares because of their antidilutive effect on earnings per share for the three months ended June 30, 2001. The exercise price of these options ranged from $0.01 to $72.25 at June 30, 2001. Options to purchase approximately 393,836 shares were outstanding as of June 30, 2000, but were excluded from the computation of diluted shares for the three months ended June 30, 2000 because the exercise price of these options was greater than the average market price of common shares for the three month period then ended. The exercise price of these options ranged from $58.50 to $72.25 at June 30, 2000.

     For the three months ended June 30, 2001, common equivalent shares of 22,003,317 and interest expense of $2.7 million, net of taxes, associated with the 1999 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on earnings per share. Common equivalent shares of 7,113,944 and interest expense of $3.7 million, net of taxes, associated with the 2000 Convertible Notes were also excluded from the calculation of diluted shares because of their antidilutive effect on earnings per share. For the three months ended June 30, 2000, common equivalent shares of 7,113,944 and interest expense of $3.8 million, net of taxes, associated with the 2000 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on earnings per share.

                                                                     Six Months Ended June 30,
                                          --------------------------------------------------------------------------------
                                                            2001                                      2000
                                          --------------------------------------      ------------------------------------
                                                                       Per-Share                                 Per-Share
(In thousands except per share amounts)     Loss*         Shares+       Amount         Income*      Shares+        Amount
                                          --------       --------      --------       --------      --------     ---------

Basic EPS:
     Net (loss)/ income available to
          Common stockholders             $(343,729)      332,728      $  (1.03)      $156,819       305,464      $   0.51
                                                                       --------                                   --------
     Effect of dilutive securities:

          Stock options                         --             --            --             --        23,683            --
          4 1/4% Convertible
               Subordinated Notes               --             --            --          5,498        22,008            --
Diluted EPS:
     Net (loss)/ income available to
         Common stockholders              $(343,729)      332,728      $  (1.03)      $162,317       351,155      $   0.46
                                                                       --------                                   --------

*    Numerator

+    Denominator

     Options to purchase approximately 71,395,129 shares were outstanding at June 30, 2001 and were excluded from the computation of diluted shares because of their antidilutive effect on earnings per share for the six months ended June 30, 2001. The exercise price of these options ranged from $0.01 to $72.25 at June 30, 2001. Options to purchase approximately 208,764 shares were outstanding as of June 30, 2000, but were excluded from the computation of diluted shares for the six months ended June 30, 2000 because the exercise price of these options was greater than the average market price of common shares for the six month period then ended. The exercise price of these options ranged from $58.50 to $72.25 at June 30, 2000.

     For the six months ended June 30, 2001, common equivalent shares of 22,003,317 and interest expense of $5.5 million, net of taxes, associated with the 1999 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on earnings per share. Common equivalent shares of 7,113,944 and interest expense of $7.5 million, net of taxes, associated with the 2000 Convertible Notes were also excluded from the calculation of diluted shares because of their antidilutive effect on earnings per share. For the six months ended June 30, 2000, common equivalent shares of 5,258,169 and interest expense of $5.5 million, net of taxes, associated with the 2000 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on earnings per share.

NOTE 10 -- COMPREHENSIVE (LOSS)/ INCOME


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

                                                   Three Months Ended               Six Months Ended
                                                         June 30,                       June 30,
                                                -------------------------       -------------------------
 (In thousands)                                    2001           2000            2001            2000
                                                ---------       ---------       ---------       ---------
Net (loss)/ income                              $(312,481)      $  70,576       $(343,729)      $ 156,819
Change in unrealized gain on derivative
  instruments designated as and
  qualifying as cash-flow hedges                      726              --           4,926              --
Change in unrealized gain on available for
  sale securities                                  14,362         (10,050)         (6,801)         12,454
Change in foreign currency translation
  adjustments                                      (3,396)         (2,165)        (23,531)         (9,444)
                                                =========       =========       =========       =========
Comprehensive (loss)/ income                    $(300,789)      $  58,361       $(369,135)      $ 159,829
                                                =========       =========       =========       =========

NOTE 11 --SEGMENT REPORTING

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

     The following is a summary of operations by segment for the three and six months ended June 30, 2001 and 2000:

                                         Three months ended               Six months ended
                                              June 30,                         June 30,
                                    ---------------------------      ---------------------------
 (In thousands)                        2001             2000            2001             2000
                                    ----------       ----------      ----------       ----------
REVENUES:
     Semiconductor                  $  413,870       $  547,285      $  868,859       $1,077,672
     SAN Systems                        51,349           97,043         113,559          181,842
                                    ----------       ----------      ----------       ----------

          Total                     $  465,219       $  644,328      $  982,418       $1,259,514
                                    ==========       ==========      ==========       ==========

(LOSS)/INCOME FROM OPERATIONS:
     Semiconductor                  $ (319,984)      $   76,435      $ (351,140)      $  149,436
     SAN Systems                       (21,122)           7,882         (30,006)          19,481
                                    ----------       ----------      ----------       ----------

          Total                     $ (341,106)      $   84,317      $ (381,146)      $  168,917
                                    ==========       ==========      ==========       ==========

     Intersegment revenues for the periods presented above were not significant. Restructuring of operations and other non-recurring items were included in the both segments for the applicable periods.

     One customer represented 19% and 13% of the Company's total consolidated revenues for each of the three month periods ended June 30, 2001 and 2000, respectively. In the Semiconductor segment, one customer represented 21% and 11% of total Semiconductor revenues for the three month periods ended June 30, 2001 and 2000, respectively. In the SAN Systems segment, there were three customers with revenues representing 21%, 17% and 14% and two customers with revenues representing 11% of total SAN Systems revenues, respectively for the three month period ended June 30, 2001. For the three month period ended June 30, 2000, there were four customers with revenues representing 28%, 20%, 17% and 14% of total SAN Systems revenues, respectively.

     One customer represented 17% and 13% of the Company's total consolidated revenues for each of the six month periods ended June 30, 2001 and 2000, respectively. In the Semiconductor segment, one customer represented 20% and 10% of total Semiconductor revenues for the six month periods ended June 30, 2001 and 2000, respectively. In the SAN Systems segment, there were four customers with revenues representing 20%, 19%, 16% and 12% of total SAN Systems revenues, respectively for the six month period ended June 30, 2001. For the six month period ended June 30, 2000, there were four customers with revenues representing 25%, 20%, 16% and 15% of total SAN Systems revenues, respectively.

     The following is a summary of total assets by segment as of June 30, 2001 and December 31, 2000:

                         June 30,       December 31,
(In thousands)             2001            2000
                        ----------      ----------
TOTAL ASSETS:
     Semiconductor      $4,391,858      $3,851,849
     SAN Systems           333,240         345,638
                        ----------      ----------

          Total         $4,725,098      $4,197,487
                        ==========      ==========



     Revenues from domestic operations were $256 million, representing 55% of consolidated revenues, for the second quarter of 2001 compared to $404 million, representing 63% of consolidated revenues, for the same period of 2000.

Revenues from domestic operations were $539 million, representing 55% of consolidated revenues, for the first half of 2001 compared to $765 million, representing 61% of consolidated revenues, for the same period of 2000.

NOTE 12 --COMMITMENTS AND CONTINGENCIES

    In April 2001, the Company entered into a master lease and security agreement with a group of companies ("Lessor") for up to $230 million for certain wafer fabrication equipment. Each lease supplement pursuant to the transaction will have a lease term of five years with two consecutive renewal options at the Lessor's option. The Company may, at the end of any lease term, return, or purchase at a stated amount all the equipment. Upon return of the equipment, the Company must pay the Lessor a termination value. In April 2001, the Company has drawn down $60 million as the first supplement pursuant to the agreement. Subsequently, the Company drew down $33 million in May 2001 as the second supplement. Minimum rental payments under this operating lease, excluding option periods, are $24.2 million in 2002, $22.6 million in 2003, $20.9 million in 2004 and $19.3 million in 2005. Under this lease, the Company is required to maintain compliance with certain financial covenants.

    In March 2000, the Company entered into a master lease and security agreement with a group of companies ("Lessor") for up to $250 million for certain wafer fabrication equipment. Each lease supplement pursuant to the transaction will have a lease term of three years with two consecutive renewal options. The Company may, at the end of any lease term, return, or purchase at a stated amount all the equipment. Upon return of the equipment, the Company must pay the Lessor a termination value. Through June 30, 2001, the Company has drawn down a total of $250 million under five lease supplements pursuant to the agreement. Minimum rental payments under these operating leases, including option periods, are $53.5 million in 2002, $47.9 million in 2003, $40.6 million in 2004, $23.8 million in 2005 and $0.6 million in 2006. Under this lease, the Company is required to maintain compliance with certain financial covenants.

NOTE 13 --LEGAL MATTERS

     Reference is made to Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 for a discussion of certain pending legal proceedings. In addition, the Company is a party to other litigation matters and claims that are normal in the course of its operations. The information provided at such reference regarding those matters remains substantially unchanged except as set forth herein.

     Regarding the pending litigation initiated by the Lemelson Medical, Education & Research Foundation, Limited Partnership against certain electronics industry companies, including LSI, that was described in the Company's prior reports, the court has completed its review of motion papers filed in connection with Cypress Semiconductor's and plaintiff's cross-motions for summary judgment with respect to the 4,390,586 patent and granted a motion for oral arguments to be held in mid-December. These activities are ongoing and, as of yet, no trial date has been set. In addition, the Company is a party to other litigation matters and claims which are normal in the course of its operations. The Company continues to believe that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing parties, with the potential for having an adverse effect on the Company's financial position or its results of operations.

     The information in Item 3 pertaining to the proceedings that are pending in the Court of Queen's Bench of Alberta, Judicial District of Calgary (the "Court") between the Company, its Canadian subsidiary ("LSI Canada) and certain former shareholders of LSI Canada is updated as follows. Following a hearing held in March 2001, the Court dismissed the motion of the former shareholders that challenged the propriety of the fair value proceedings initiated by LSI Canada and the jurisdiction of the Court to adjudicate the matter. In addition, the Court ruled that the portions of the application of the former shareholders to initiate a claim based upon allegations that actions of LSI Logic Corporation and certain named (former) directors and a (former) officer of LSI Canada were oppressive of the rights of minority shareholders in LSI Canada are struck and the balance are stayed. The Court also directed the litigants to recommence preparation for trial in the fair value proceeding and advised the litigants of the Court's intention to schedule a date for trial of that matter as soon as practicable. While we cannot give any assurances regarding the resolution of these matters, we believe that the final outcome will not have a material adverse effect on our consolidated results of operations or financial condition. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing parties, with the potential for having an adverse effect on the Company's financial position or its results of operations.

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

     We have international subsidiaries and distributors that operate and sell our products globally. Further, we purchase a substantial portion of our raw materials and manufacturing equipment from foreign suppliers and incur labor and other operating costs in foreign currencies, particularly in our Japanese manufacturing facilities. As a result, we are exposed to the risk of changes in foreign currency exchange rates or declining economic conditions in these countries. We utilize forward exchange and purchased currency option contracts to manage our exposure associated with net asset and liability positions and cash flows denominated in non-functional currencies. (See Note 6 of the Notes to Unaudited Consolidated Financial Statements referred to hereafter as "Notes.") There is no assurance that these hedging transactions will eliminate exposure to currency rate fluctuations that could affect our operating results.

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

ACQUISITION AND OTHER

     On March 26, 2001, we signed a definitive merger agreement ("Merger Agreement") to acquire C-Cube Microsystems Inc. ("C-Cube") in a transaction accounted for as a purchase (See Note 2 of the Notes). In accordance with the Merger Agreement, we commenced an exchange offer whereby we offered 0.79 of a share of common stock for each outstanding share of C-Cube common stock. Under the terms of the Merger Agreement, the exchange offer was followed by a merger in which we acquired, at the same exchange ratio, the remaining shares of C-Cube common stock not previously acquired in the exchange offer. The acquisition was effective as of May 11, 2001.

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

     Total revenues for the second quarter of 2001 decreased $179.1 million or 28% to $465.2 million from $644.3 million for the same period of 2000 on a consolidated basis. Revenues for the Semiconductor segment decreased $133.4 million or 24% to $413.9 million for the second quarter of 2001 from $547.3 million for the same period of 2000. The decrease was primarily attributable to decreased demand for products used in broadband access and networks, networking infrastructure and storage infrastructure applications. Revenues for the SAN Systems segment decreased $45.7 million or 47% to $51.3 million for the second quarter of 2001 from $97.0 million for the same period of 2000 due to decreased demand for all products sold in the SAN Systems segment. There were no significant intersegment revenues during the periods presented.

     Total revenues for the first half of 2001 decreased $277.1 million or 22% to $982.4 million from $1,259.5 million for the same period of 2000 on a consolidated basis. Revenues for the Semiconductor segment decreased $208.8 million or 19% to $868.9 million for the first half of 2001 from $1,077.7 million for the same period of 2000. The decrease was primarily attributable to decreased demand for products used in broadband access and networks, networking infrastructure and storage infrastructure applications. Revenues for the SAN Systems segment decreased $68.2 million or 38% to $113.6 million for the first half of 2001 from $181.8 million for the same period of 2000 due to decreased demand for all products sold in the SAN Systems segment. There were no significant intersegment revenues during the periods presented.

     We expect revenues to decline approximately 10% to 15% in the third quarter of 2001 as compared to the second quarter of 2001.

     OPERATING COSTS AND EXPENSES: Key elements of the consolidated statements of operations, expressed as a percentage of revenues, were as follows:

                                         Three months ended June 30,    Six months ended June 30,
CONSOLIDATED:                              2001            2000           2001            2000
                                         --------        --------       --------        --------
Gross profit margin                            16%             43%            28%             42%
Research and development                       27%             13%            25%             13%
Selling, general and administrative            17%             12%            16%             12%
(Loss)/income from operations                 (73)%            13%           (39)%            13%

    Key elements of the statement of operations for the Semiconductor and SAN Systems segments, expressed as a percentage of revenues, were as follows:

                                         Three months ended June 30,    Six months ended June 30,
SEMICONDUCTOR SEGMENT:                     2001            2000           2001            2000
                                         --------        --------       --------        --------
Gross profit margin                            15%             44%            28%             42%
Research and development                       29%             15%            27%             14%
Selling, general and administrative            15%             12%            14%             11%
(Loss)/income from operations                 (77)%            14%           (40)%            14%


                                         Three months ended June 30,    Six months ended June 30,
SAN SYSTEMS SEGMENT:                       2001            2000           2001            2000
                                         --------        --------       --------        --------
Gross profit margin                            20%             39%            28%             38%
Research and development                       14%              7%            14%              7%
Selling, general and administrative            34%             12%            30%             12%
(Loss)/income from operations                 (41)%             8%           (26)%            11%


     GROSS PROFIT MARGIN: We have advanced wafer manufacturing operations in Oregon, California and Japan. This allows us to maintain our ability to provide products to customers with minimal disruption in the manufacturing process due to economic and geographic risks associated with each geographic location.

     The gross profit margin percentage decreased to 16% in the second quarter of 2001 from 43% in the same period of 2000 on a consolidated basis. The gross profit margin percentage for the Semiconductor segment decreased to 15% from 44% in the same period of 2000.

    The gross profit margin percentage decreased to 28% in the first half of 2001 from 42% in the same period of 2000 on a consolidated basis. The gross profit margin percentage for the Semiconductor segment decreased to 28% from 42% in the same period of 2000. The decrease for the Semiconductor segment for the three and six month periods ended June 30, 2001 as compared to the same periods of the prior year are primarily a result of the following factors:

     -  Decreased revenue for higher margin products;

     -  Additional excess inventory charges of $102 million.

     The additional excess inventory charge was due to a sudden and significant decrease in forecasted revenue and was calculated in accordance with our policy, which is primarily based on inventory levels in excess of 12-month demand for each specific product and use of management judgement.

     The gross profit margin percentage for the SAN Systems segment decreased to 20% in the second quarter of 2001 from 39% in the same period of 2000. The gross profit margin percentage for the SAN Systems segment decreased to 28% in the first half of 2001 from 38% in the same period of 2000. The decrease was primarily attributable to decreased revenue for higher margin products and additional excess inventory charges of approximately $6 million recorded during the quarter.

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

     Changes in the relative strength of the yen may have a greater impact on our gross profit margin than other foreign exchange fluctuations due to our wafer fabrication operations in Japan. Although the yen weakened (the average yen exchange rate for the second quarter of 2001 depreciated 15% from the same period of 2000), the effect on gross profit margin and net income was not significant because yen-denominated sales offset a substantial portion of yen-denominated costs during the period. Moreover, we hedged a portion of our remaining yen exposure. (See Note 6 of the Notes.) Future changes in the relative strength of the yen or mix of foreign currency denominated revenues and costs could have a significant effect on our gross profit margin or operating results.

     RESEARCH AND DEVELOPMENT: Research and development ("R&D") expenses increased $40.6 million or 47% to $127.4 million during the second quarter of 2001 as compared to $86.8 million during the same period of 2000 on a consolidated basis. R&D expenses for the Semiconductor segment increased $40.3 million or 50% to $120.0 million in the second quarter of 2001 from $79.7 million in the same period of 2000.

     Research and development ("R&D") expenses increased $79.2 million or 47% to $246.2 million during the first half of 2001 as compared to $167.0 million during the same period of 2000 on a consolidated basis. R&D expenses for the Semiconductor segment increased $76.7 million or 50% to $230.6 million in the first half of 2001 from $153.9 million in the same period of 2000. The increase for the semiconductor segment for the three and six month periods as compared to the same periods of the prior year was primarily attributable to an increase in expenditures related to continued R&D activities of C-Cube's business included in our consolidated financial statements as of May 11, 2001 and continued development of our already existing advanced sub-micron products and process technologies.

     The R&D expenses were offset in part by the research and development benefits associated with a technology transfer agreement entered into with Silterra in Malaysia during 1999. (See Note 4 of the Notes.) A benefit of $6.0 million was recorded during each of the three month periods ended June 30, 2001 and 2000, respectively. A benefit of $12.0 million was recorded during each of the six month periods ended June 30, 2001 and 2000, respectively. We will receive an additional $14.0 million in cash from Silterra over the remaining contract term of approximately one year as consideration for technology to be transferred.

     R&D expenses for the SAN Systems segment increased $0.3 million or 4% to $7.4 million in the second quarter of 2001 from $7.1 million in the same period of 2000. R&D expenses for the SAN Systems segment increased $2.5 million or 19% to $15.6 million in the first half of 2001 from $13.1 million in the same period of 2000. The increase for the three and six month periods reflect higher compensation related expenses due to an increase in average headcount during the periods presented in 2001 as compared to the prior year.

     As a percentage of revenues, R&D expenses increased to 27% in the second quarter of 2001 from 13% in the same period of 2000 on a consolidated basis. R&D expenses as a percentage of revenues for the Semiconductor segment increased to 29% in the second quarter of 2001 from 15% in the same period of 2000. R&D expenses as a percentage of revenues for the SAN Systems segment increased to 14% in the second quarter of 2001 from 7% in the same period of 2000. The increase in R&D expenses as a percentage of revenues for both segments are primarily a result of lower revenues for the periods presented in 2001 as compared to 2000 and the effects of R&D spending changes as discussed above.

     As a percentage of revenues, R&D expenses increased to 25% in the first half of 2001 from 13% in the same period of 2000 on a consolidated basis. R&D expenses as a percentage of revenues for the Semiconductor segment increased to 27% in the first half of 2001 from 14% in the same period of 2000. R&D expenses as a percentage of revenues for the SAN Systems segment increased to 14% in the second quarter of 2001 from 7% in the same period of 2000. The increase in R&D expenses as a percentage of revenues for both segments are primarily a result of lower revenues for the periods presented in 2001 as compared to 2000 and the effects of R&D spending changes as discussed above.

     SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative ("SG&A") expenses increased $2.4 million or 3% to $77.5 million during the second quarter of 2001 as compared to $75.1 million in the same period of 2000 on a consolidated basis. SG&A expenses for the Semiconductor segment decreased $3.3 million or 5% to $60.1 million in the second quarter of 2001 from $63.4 million in the same period of 2000. SG&A expenses for the SAN Systems segment increased $5.6 million or 48% to $17.3 million in the second quarter of 2001 from $11.7 million in the same period of 2000. The increase on a consolidated basis was primarily attributable to the following factors:

     - Continued SG&A expenses for the C-Cube business, which is part of the Semiconductor segment and included in our consolidated financial statements as of May 11, 2001, and

     - An increase in compensation related expenses for the SAN Systems segment due to an increase in average headcount during the second quarter of 2001.

     The above increases were offset in part by the positive effects of cost reduction programs in both segments in the second quarter of 2001.

     SG&A expenses increased $11.2 million or 8% to $156.5 million during the first half of 2001 as compared to $145.3 million in the same period of 2000 on a consolidated basis. SG&A expenses for the Semiconductor segment increased $0.2 million or 0.1% to $122.9 million in the first half of 2001 from $122.7 million in the same period of 2000. SG&A expenses for the SAN Systems segment increased $11.0 million or 49% to $33.6 million in the first half of 2001 from $22.6 million in the same period of 2000. The increase on a consolidated basis and by segment was primarily attributable to the same factors noted above.

     As a percentage of revenues, SG&A expenses increased to 17% in the second quarter of 2001 from 12% in the same period of 2000 on a consolidated basis. SG&A expenses as a percentage of revenues for the Semiconductor segment increased to 15% in the second quarter of 2001 from 12% in the same period of 2000. SG&A expenses as a percentage of revenues for the SAN Systems segment increased to 34% in the second quarter of 2001 from 12% in the same period of 2000. The increase in SG&A expenses as a percentage of revenues for both segments are primarily a result of lower revenues for the periods presented in 2001 as compared to 2000 and the effects of SG&A spending changes as discussed above.


     As a percentage of revenues, SG&A expenses increased to 16% in the first half of 2001 from 12% in the same period of 2000 on a consolidated basis. SG&A expenses as a percentage of revenues for the Semiconductor segment increased to 14% in the first half of 2001 from 11% in the same period of 2000. SG&A expenses as a percentage of revenues for the SAN Systems segment increased to 30% in the first half of 2001 from 12% in the same period of 2000. The increase in SG&A expenses as a percentage of revenues for both segments are primarily a result of lower revenues for the periods presented in 2001 as compared to 2000 and the effects of spending changes as discussed above.


     ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT: In connection with the acquisition of C-Cube during the second quarter of 2001 (See Note 2 of the Notes), we recorded a $77.5 million charge associated with acquired in-process research and development ("IPR&D"). The amount of IPR&D was determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed as of the acquisition date.

     On March 26, 2001, we signed a definitive merger agreement ("Merger Agreement") to acquire C-Cube Microsystems Inc. ("C-Cube") in a transaction to be accounted for as a purchase. In accordance with the Merger Agreement, we commenced an exchange offer whereby it would offer 0.79 of a share of common stock for each outstanding share of C-Cube common stock. Under the terms of the Merger Agreement, the exchange offer was followed by a merger in which we acquired, at the same exchange ratio, the remaining shares of C-Cube common stock not previously acquired in the exchange offer. Upon completion of the merger, we assumed all options and warrants to purchase shares of C-Cube common stock and converted them into options and warrants to purchase shares of our common stock (See Note 2 of the Notes). We issued approximately 40.2 million shares of its common stock, 10.6 million options and 0.8 million warrants in exchange for the outstanding ordinary shares, options and warrants of C-Cube, respectively. The acquisition is intended to enhance and accelerate our DVD product offerings in the Semiconductor segment.

     The total purchase price for C-Cube was $893.7 million, which includes deferred compensation on unvested stock options and stock awards assumed as part of the purchase. The acquisition was accounted for as a purchase. Accordingly, the results of operations of C-Cube and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements as of May 11, 2001, the effective date of the purchase, through the end of the period.

     In connection with the purchase of C-Cube, we recorded a $77.5 million charge to in-process research and development. The amount was determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed. As of the acquisition date, there were various projects that met the above criteria. The majority of the projects identified consist of Digital Video Disc Player ("DVD"), DVD Recorder ("DVD-R"), Consumer Set-Top Box and Cable Modem.

     The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The net cash flows from the identified projects were based on estimates of revenues, cost of revenues, research and development costs, selling general and administrative costs and applicable income taxes for the projects. These estimates do not account for any potential synergies that may be realized as a result of the acquisition and are in line with industry averages and growth estimates in the semiconductor industry. Total revenues for the projects are expected to extend through 2005, 2006, 2004 and 2003 for DVD, DVD-R, Consumer Set-Top Box and Cable Modem, respectively. These projections were based on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions by our competitors and us.

     The discount rate used was 27.5% for the projects, a rate of 210 basis points higher than the industry weighted average cost of capital estimated at approximately 25.4% to account for the risks associated with the inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances, which could impact the estimates described above.

     The percentage of completion for the project was determined based on research and development expenses incurred as of May 11, 2001 for the projects as a percentage of total research and development expenses to bring the project to technological feasibility. Development of these projects started in early 1999.

     As of May 11, 2001, we estimated the projects were approximately 84%, 62%, 61% and 69% complete for DVD, DVD-R, Consumer Set-Top Box and Cable Modem, respectively. As of the acquisition date, the cost to complete these projects is estimated at $22.7 million and $9.1 million for 2001 and 2002, respectively.


     RESTRUCTURING OF OPERATIONS AND OTHER NON-RECURRING ITEMS: The Company recorded approximately $60 million in restructuring and other non-recurring charges during the three months ended June 30, 2001. Total restructuring charges were $52 million and other non-recurring charges were approximately $8 million for the three months ending June 30, 2001.

Restructuring:

     In April of 2001, we announced the closure of our Colorado Springs fabrication facility ("the facility") in August of 2001. In May of 2001, we entered into a definitive agreement to sell the facility to X-FAB Semiconductor Foundries AG ("X-Fab"), a German corporation. As part of the agreement, we agreed to purchase a minimum amount of production wafers and die from the facility for a period of 18 months following the close of the transaction. During the quarter ended June 30, 2001, we recorded an impairment charge of $71 million relating to the facility of which approximately $35 million was recorded in cost of sales and $36 million was recorded in restructuring charges. The restructuring charges consisted of fixed asset write-downs due to impairment, losses on an operating lease for equipment, severance for approximately 413 employees and other exit costs. On August 1, 2001, we announced the termination of the agreement to sell the facility because X-Fab was unable to secure the required funding to close the transaction. The facility is currently scheduled to close in October of 2001. We are continuing our efforts to dispose of the facility and estimate that our reserves as of June 30, 2001 are adequate to cover losses associated with the disposal of the facility. We reclassified approximately $96 million from property, plant and equipment to other current assets to reflect our intention to dispose of the facility within the next twelve months.

     We recorded approximately $16 million in additional restructuring charges primarily associated with the write-down of fixed assets in the U.S., Japan and Hong Kong that will be disposed of and severance charges for approximately 243 employees in the U.S., Europe and Asia Pacific.

     The fair value of assets determined to be impaired was the result of independent appraisals and use of management estimates. Given that current market conditions for the sale of older fabrication facilities and related equipment may continue to deteriorate, there can be no assurance that we will realize the current net book value for the assets. We will reassess the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary.

     As a result of the restructuring actions taken during the second quarter of 2001, we expect to reduce employee expenses by $129.8 million during the remainder of 2001. As a result of the closure of the Colorado Springs facility, depreciation expense will be reduced by approximately $3 million during the remainder of 2001.

NOTE 4 -- LICENSE AGREEMENT

     The following table sets forth our restructuring reserves as of June 30, 2001:



 (In thousands)                                         Restructuring                     Balance
                                                           Expense                        June 30,
                                                        June 30, 2001    Utilized          2001
                                                        -------------    ---------       ---------
        Write-down of excess assets(a)                    $  22,920      $ (21,513)      $   1,407
        Lease terminations and maintenance contracts         14,253                         14,253
        Other exit costs                                      7,742                          7,742
        Payments to employees for severance(b)                6,848         (2,764)          4,084
                                                          ---------      ---------       ---------

                  Total                                   $  51,763      $ (24,277)      $  27,486
                                                          =========      =========       =========

(a) Amounts utilized in 2001 reflect a write-down of fixed assets in the U.S., Japan and Hong Kong due to impairment. The amounts were accounted for as a reduction of the assets and did not result in a liability. The $1.4 million balance as of June 30, 2001 relates to machinery and equipment decommissioning costs in the U.S.

(b) Amounts utilized represent cash payments related to the severance of 230 employees during the second quarter of 2001.


Other non-recurring:

     We recorded approximately $8 million in other non-recurring charges associated with the write-down of intangible assets due to impairment. The majority of the intangible assets were originally acquired in the purchase of a division of Neomagic in the second quarter of 2000.

     During the first quarter of 2000, we recorded other non-recurring net charges of $2.8 million. The net charges reflected the combination of the following:

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

     AMORTIZATION OF INTANGIBLES: Amortization of goodwill and other intangibles increased $29.7 million or 215% to $43.5 million in the second quarter of 2001 from $13.8 million in the same period of 2000. Amortization of goodwill and other intangibles increased to $70.6 million in the first half of 2001 from $25.7 million in the same period of 2000. The increase was primarily related to additional amortization of goodwill associated with the acquisitions of C-Cube in the second quarter of 2001 and ParaVoice and Syntax in the fourth quarter of 2000.

     AMORTIZATION OF NON-CASH DEFERRED STOCK COMPENSATION: Amortization of non-cash deferred stock compensation of $27.8 million and $49.1 million for the three and six month period ended June 30, 2001, respectively, is due to the amortization of non-cash deferred stock compensation recorded in connection with the acquisitions of C-Cube during the second quarter of 2001(See Note 2 of the Notes), Syntax in the fourth quarter of 2000 and DataPath in the third quarter of 2000.

     INTEREST EXPENSE: Interest expense decreased $0.4 million to $9.9 million in the second quarter of 2001 from $10.3 million in the same period of 2000. Interest expense decreased $1.4 million to $19.8 million in the first half of 2001 from $21.2 million in the same period of 2000. The decrease was primarily attributable to lower interest rates on outstanding debt in the first half of 2001 as compared to the same period in 2000.

     INTEREST INCOME AND OTHER, NET: Interest income and other decreased $7.8 million to $3.7 million in the second quarter of 2001 from $11.5 million in the same period of 2000. The decrease was primarily attributable to the write-down of a marketable equity investment due to impairment and the time value of purchased option contracts in the second quarter of 2001. (See Notes 5 and 6 of the Notes.)

    Interest income and other decreased $5.9 million to $12.7 million in the first half of 2001 from $18.6 million in the same period of 2000. We recorded approximately $7 million higher interest income in the first half of 2001 as compared to the same period in 2000 due to higher average balances of interest-generating cash, cash equivalents and short-term investments which was offset in part by lower interest rates during the period. The increase in interest income and other was offset by the write-down of a marketable equity investment due to impairment and the time value of purchased option contracts. (See Notes 5 and 6 of the Notes.)

    GAIN ON SALE OF EQUITY SECURITIES: We did not sell marketable equity securities during the second quarter of 2001. During the first quarter of 2001, we sold certain marketable equity securities for $7.9 million in the open market, realizing a pre-tax gain of approximately $5.3 million. During the second quarter of 2000, we sold certain marketable equity securities for $15.8 million in the open market, realizing a pre-tax gain of approximately $15.3 million. During the first half of 2000, we sold certain marketable equity securities for $45.7 million in the open market, realizing a pre-tax gain of approximately $42.7 million. In the first quarter of 2000, we also recognized a $6.8 million pre-tax gain associated with equity securities of a certain technology company that was acquired by another technology company.

    PROVISION FOR INCOME TAXES: During the three and six months ended June 30, 2001, we recorded an income tax benefit of $34.7 million and $39.2 million, respectively, which represents an effective tax rate of 10%. This rate differs from the U.S. statutory rate primarily due to losses of our foreign subsidiaries, which are benefited at lower rates, and items related to acquisitions, which are non-deductible for tax purposes. For the three and six months ended June 30, 2000, an income tax provision was recorded at an effective rate of 30% and 27%, respectively. These rates differ from the U.S. statutory rate primarily due to merger and restructuring charges, the recognition of taxable gains offset in part by earnings of our foreign subsidiaries taxed at lower rates and the utilization of tax credits.


FINANCIAL CONDITION AND LIQUIDITY

     Cash, cash equivalents and short-term investments increased $8.5 million or 0.8% to $1,141.7 million as of June 30, 2001 from $1,133.2 million as of December 31, 2000.

     WORKING CAPITAL: Working capital increased $23.7 million or 2% to $1,469.0 million as of June 30, 2001 from $1,445.3 million as of December 31, 2000. The increase was primarily a result of the following factors:

     - Higher cash and cash equivalents due to the C-Cube acquisition during the second quarter of 2001. (See Note 2 of the Notes.)

     - Higher inventory due to lower than expected sales in the second quarter of 2001 offset in part by a write-down of certain inventory. (See Note 7 of the Notes.)

     - Higher prepaid expenses and other current assets due to a reclassification of assets held for sale from property, plant and equipment to other current assets. (See Note 3 of the Notes.)

     - Lower accounts payable that primarily reflect lower purchases during the second quarter of 2001 as compared to the fourth quarter of 2000.

     -  Lower accrued salaries, wages and benefits; and

     - Lower income taxes payable due to the timing of tax payments and the tax benefit recorded during the second quarter of 2001.

     The increase in working capital was offset in part by lower accounts receivable due to decreased revenue during the second quarter of 2001 as compared to the fourth quarter of 2000, lower short-term investments primarily attributable to certain marketable equity securities reclassified into long-term assets and higher other accrued liabilities resulting primarily from restructuring related accruals and accruals related to tax liabilities associated with the acquisition of C-Cube.

     CASH AND CASH EQUIVALENTS PROVIDED BY OPERATING ACTIVITIES: During the six month period ended June 30, 2001, we generated $104.0 million of cash and cash equivalents from operating activities compared to $131.6 million generated during the same period in 2000. The decrease in cash and cash equivalents provided by operating activities was primarily attributable to a net loss for the six month period ended June 30, 2001 compared to net income for the same period of 2000, an increase in inventory and prepaid and other assets and a decrease in accounts payable, accrued salaries, wages and benefits and income tax payable. The increase in inventories reflects lower than expected sales in the first half of 2001, partly offset by a write-down of certain inventory. (See
Note 7 of the Notes.) The increase in prepaid expenses and other assets was primarily attributable to a reclassification of assets held for sale from property, plant and equipment to other current assets (See Note 3 of the Notes) and a decrease in deferred tax assets during the period. The decrease in accounts payable reflects lower purchases during the first half of 2001 as compared to the same period of 2000 and the timing of invoice receipt and payments. The decrease in income tax payable is due to the tax benefit recorded during the first half of 2001.

     CASH AND CASH EQUIVALENTS USED IN INVESTING ACTIVITIES: Cash and cash equivalents used in investing activities was $66.2 million during the six months ended June 30, 2001, compared to $280.1 million in the same period of 2000. The decrease was primarily related to higher sales and maturities of debt and equity securities available-for-sale and others, net of purchases during the six month period ended June 30, 2001 compared to the same period of 2000.

     The decrease was offset in part by higher capital expenditures and lower proceeds from the sale of marketable equity securities during the six month period ended June 30, 2001 compared to the same period of 2000. The decrease was also offset by an increase in cash and cash equivalents due to the acquisition of C-Cube.

     We believe that maintaining technological leadership in the highly competitive worldwide semiconductor industry requires substantial ongoing investment in advanced manufacturing capacity. Net capital additions were $125.6 million during the six month period ended June 30, 2001 and $83.5 million in the same period of 2000. In order to maintain our position as a technological market leader, we expect the level of capital expenditures to be approximately $400 million in 2001.

     CASH AND CASH EQUIVALENTS PROVIDED BY FINANCING ACTIVITIES: Cash and cash equivalents provided by financing activities during the six month period ended June 30, 2001 was $43.5 million compared to $199.1 million in the same period of 2000. During the six month period ended June 30, 2001, we generated cash proceeds of $44.4 million from our employee stock option and purchase plans, which were offset in part by the repayment of debt obligations. During the six month period ended June 30, 2000, we generated cash proceeds of $124.2 million from the issuance of the 2000 Convertible Notes, net of repayment of the Revolver, and $90.2 million from our employee stock option and purchase plans, which was offset in part by the debt issuance costs associated with the 2000 Convertible Notes. (see Note 8 of the Notes)

     On March 14, 2001, the Second Amended and Restated Credit Agreement was amended to reduce the total revolving commitment by $165 million from $240 million to $75 million. On the effective date of this reduction, the revolving commitment of each lender was reduced accordingly.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt SFAS 142 on January 1, 2002, the beginning of fiscal 2002. In connection with the adoption of SFAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the market risk disclosures during the six month period ended June 30, 2001 as compared to the discussion in Part II of our Annual Report on Form 10-K for the year ended December 31, 2000.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     Reference is made to Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 for a discussion of certain pending legal proceedings. In addition, the Company is a party to other litigation matters and claims that are normal in the course of its operations. The information provided at such reference regarding those matters remains substantially unchanged except as set forth herein.

     Regarding the pending litigation initiated by the Lemelson Medical, Education & Research Foundation, Limited Partnership against certain electronics industry companies, including LSI, that was described in the Company's prior reports, the court has completed its review of motion papers filed in connection with Cypress Semiconductor's and plaintiff's cross-motions for summary judgment with respect to the 4,390,586 patent and granted a motion for oral arguments to be held in mid-December. These activities are ongoing and, as of yet, no trial date has been set. In addition, the Company is a party to other litigation matters and claims which are normal in the course of its operations. The Company continues to believe that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing parties, with the potential for having an adverse effect on the Company's financial position or its results of operations.

     The information in Item 3 pertaining to the proceedings that are pending in the Court of Queen's Bench of Alberta, Judicial District of Calgary (the "Court") between the Company, its Canadian subsidiary ("LSI Canada") and certain former shareholders of LSI Canada is updated as follows. Following a hearing held in March 2001, the Court dismissed the motion of the former shareholders that challenged the propriety of the fair value proceedings initiated by LSI Canada and the jurisdiction of the Court to adjudicate the matter. In addition, the Court ruled that the portions of the application of the former shareholders to initiate a claim based upon allegations that actions of LSI Logic Corporation and certain named (former) directors and a (former) officer of LSI Canada were oppressive of the rights of minority shareholders in LSI Canada are struck and the balance are stayed. The Court also directed the litigants to recommence preparation for trial in the fair value proceeding and advised the litigants of the Court's intention to schedule a date for trial of that matter as soon as practicable. While we cannot give any assurances regarding the resolution of these matters, we believe that the final outcome will not have a material adverse effect on our consolidated results of operations or financial condition. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing parties, with the potential for having an adverse effect on the Company's financial position or its results of operations.

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

(a)  Exhibits - None

(b)  Reports on Form 8-K

     On April 4, 2001, pursuant to Item 5 to report information set forth in the Registrant's press release dated March 26, 2001.

     On April 25, 2001, pursuant to Item 5 to report information set forth in the Registrant's press release dated April 24, 2001.

     On May 21, 2001, pursuant to Item 5 to report information set forth in the Registrant's press release dated May 11, 2001.

     On June 5, 2001, pursuant to Item 5 to report information set forth in the Registrant's press release dated May 29, 2001.

     On June 15, 2001, pursuant to Item 5 to report information set forth in the Registrant's press release dated June 11, 2001.

     On June 18, 2001, pursuant to Item 5 to report information set forth in the Registrant's press release dated June 11, 2001.

     On June 26, 2001, pursuant to Item 5 to report information set forth in the Registrant's press release dated June 18, 2001.

     On July 20, 2001, pursuant to Item 5 to report information set forth in the Registrant's press release dated May 11, 2001.

     On July 20, 2001, pursuant to Item 5 to report information set forth in the Registrant's press release dated June 11, 2001.

     On July 30, 2001, pursuant to Item 5 to report information set forth in the Registrant's press release dated July 26, 2001.

     On August 6, 2001, pursuant to Item 5 to report information set forth in the Registrant's press release dated August 1, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            LSI LOGIC CORPORATION
                                            (Registrant)

Date: August 14, 2001                       By  /s/ Bryon Look
                                                --------------------------------
                                                    Bryon Look
                                                  Executive Vice President and
                                                     Chief Financial Officer