Form 10-Q
period 2001-09-30
LSI LOGIC CORP
filed 2001-11-14
CIK 703360

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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

                                 YES [X] NO [ ]

     As of November 9, 2001 there were 366,856,818 of the registrant's Common Stock, $.01 par value, outstanding.

                              LSI LOGIC CORPORATION
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                                      INDEX

                                                                                                              PAGE
                                                                                                                NO.
                                                                                                              ----

                                       PART I. FINANCIAL INFORMATION
Item 1    Financial Statements

              Consolidated Balance Sheets - September 30, 2001 and December 31, 2000                             3

              Consolidated Statements of Operations - Three and Nine Months Ended
                  September 30, 2001 and 2000                                                                    4

              Consolidated Statements of Cash Flows - Nine Month Periods Ended
                  September 30, 2001 and 2000                                                                    5

              Notes to Consolidated Financial Statements                                                         6

Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations                  20

Item 3   Quantitative and Qualitative Disclosures About Market Risk                                             34


                                        PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                                                                      35

Item 5   Other Information                                                                                      35

Item 6   Exhibits and Reports on Form 8-K                                                                       36

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

                              LSI LOGIC CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 September 30,          December 31,
 (In thousands, except per-share amounts)                                             2001                  2000
                                                                                 -----------          -----------
ASSETS
Cash and cash equivalents                                                        $   423,219          $   235,895
Short-term investments                                                               351,444              897,347
Accounts receivable, less allowances of $11,182 and $8,297                           224,186              522,729
Inventories                                                                          307,477              290,375
Deferred tax assets                                                                   54,663               54,552
Prepaid expenses and other current assets                                            166,206               71,342
                                                                                 -----------          -----------
     Total current assets                                                          1,527,195            2,072,240
Property and equipment, net                                                          991,215            1,278,683
Goodwill and other intangibles                                                     1,379,733              580,861
Other assets                                                                         611,760              265,703
                                                                                 -----------          -----------
     Total assets                                                                $ 4,509,903          $ 4,197,487
                                                                                 ===========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                                 $   145,299          $   268,215
Accrued salaries, wages and benefits                                                 102,312               87,738
Other accrued liabilities                                                            250,164              181,199
Income tax payable                                                                    32,609               88,752
Current portion of long-term obligations and other short-term borrowings             200,317                1,030
                                                                                 -----------          -----------
     Total current liabilities                                                       730,701              626,934
                                                                                 -----------          -----------
Deferred tax liabilities                                                             130,616              130,616
Other long-term obligations                                                          958,587              936,058
                                                                                 -----------          -----------
     Total long-term obligations and deferred tax liabilities                      1,089,203            1,066,674
                                                                                 -----------          -----------
Commitments and contingencies (Note 12)
Minority interest in subsidiaries                                                      6,281                5,742
                                                                                 -----------          -----------
Stockholders' equity:
Preferred shares; $.01 par value; 2,000 shares authorized                                 --                   --
Common stock; $.01 par value; 1,300,000 shares authorized; 366,667 and
   321,523 shares outstanding                                                          3,667                3,215
Additional paid-in capital                                                         2,879,487            1,931,564
Deferred stock compensation                                                         (152,806)            (163,045)
Retained (deficit)/earnings                                                          (69,659)             672,152
Accumulated other comprehensive income                                                23,029               54,251
                                                                                 -----------          -----------
     Total stockholders' equity                                                    2,683,718            2,498,137
                                                                                 -----------          -----------
     Total liabilities and stockholders' equity                                  $ 4,509,903          $ 4,197,487
                                                                                 ===========          ===========

See notes to unaudited consolidated financial statements.

                              LSI LOGIC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  Three Months Ended                     Nine Months Ended
                                                                   September 30,                          September 30,
 (In thousands, except per share amounts)                      2001            2000                   2001                2000
                                                           ---------          ---------          -----------          -----------
Revenues                                                   $ 396,675          $ 727,578          $ 1,379,093          $ 1,987,092
                                                           ---------          ---------          -----------          -----------
Costs and expenses:
   Cost of revenues                                          286,640            412,808              882,544            1,135,186
   Additional excess inventory and related charges            50,038                 --              158,064               11,100
   Research and development                                  135,634            101,669              381,813              268,699
   Selling, general and administrative                        80,128             79,099              236,579              224,418
   Acquired in-process research and development               19,100             54,155               96,600               70,488
   Restructuring of operations and other non-
    recurring charges, net                                   132,531                 --              192,370                2,781
   Amortization of non-cash deferred stock
    compensation (*)                                          26,805             19,179               75,912               19,179
   Amortization of intangibles                                57,725             21,977              128,283               47,633
                                                           ---------          ---------          -----------          -----------
      Total costs and expenses                               788,601            688,887            2,152,165            1,779,484
                                                           ---------          ---------          -----------          -----------
(Loss)/ income from operations                              (391,926)            38,691             (773,072)             207,608
Interest expense                                             (10,037)           (10,176)             (29,841)             (31,392)
Interest income and other, net                                 3,881             18,709               16,602               37,345
Gain on sale of equity securities                                 --             15,309                5,302               64,795
                                                           ---------          ---------          -----------          -----------
(Loss)/ income before income taxes                          (398,082)            62,533             (781,009)             278,356
Provision/ (benefit) for income taxes                             --             44,437              (39,198)             103,441
                                                           ---------          ---------          -----------          -----------
Net (loss)/ income                                         $(398,082)         $  18,096          $  (741,811)         $   174,915
                                                           =========          =========          ===========          ===========
(Loss)/ earnings per share:
   Basic                                                   $   (1.09)         $    0.06          $     (2.16)         $      0.57
                                                           =========          =========          ===========          ===========
  Dilutive                                                 $   (1.09)         $    0.06          $     (2.16)         $      0.52
                                                           =========          =========          ===========          ===========
Shares used in computing per share amounts:
   Basic                                                     364,441            314,038              343,441              308,304
                                                           =========          =========          ===========          ===========
   Dilutive                                                  364,441            355,732              343,441              353,322
                                                           =========          =========          ===========          ===========

(*) Amortization of non-cash deferred stock compensation, if not shown separately, of $621, $19,454 and $6,730 would have been included in cost of revenues, research and development and selling, general and administrative expenses respectively for the three months ended September 30, 2001. Amortization of non-cash deferred stock compensation, if not shown separately, of $1,469, $56,161 and $18,282 would have been included in cost of revenues, research and development and selling, general and administrative expenses, respectively for the nine months ended September 30, 2001.

See notes to unaudited consolidated financial statements.

                              LSI LOGIC CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Nine Months Ended
                                                                                   September 30,
 (In thousands)                                                                2001               2000
                                                                          -----------          -----------
Operating activities:
Net (loss)/income                                                         $  (741,811)         $   174,915
Adjustments:
     Depreciation and amortization                                            395,830              292,172
     Amortization of non-cash deferred stock compensation                      75,912               19,179
     Acquired in-process research and development                              96,600               70,488
     Non-cash restructuring and non-recurring charges, net                    171,655                2,781
     Loss on write down of equity securities                                   11,440                   --
     Gain on sale of equity securities                                         (5,302)             (64,795)
     Changes in working capital components, net of assets
       acquired and liabilities assumed in business combinations:
          Accounts receivable, net                                            316,549             (178,952)
          Inventories, net                                                     (5,029)             (44,745)
          Prepaid expenses and other assets                                   (63,703)             (56,934)
          Accounts payable                                                   (130,376)               1,954
          Accrued and other liabilities                                       (26,224)             127,037
                                                                          -----------          -----------
     Net cash provided by operating activities                                 95,541              343,100
                                                                          -----------          -----------
Investing activities:
     Purchase of debt and equity securities available-for-sale             (1,097,075)          (1,014,639)

     Maturities and sales of debt and equity securities
        available-for-sale                                                  1,587,649              699,474
     Purchase of equity securities                                            (10,819)             (17,035)
     Proceeds from sale of equity securities                                    7,926               62,163
     Purchases of property and equipment, net of retirements                 (151,397)            (120,218)
     Increase in non-current assets and deposits                             (320,397)                  --
     Acquisition of companies, net of cash acquired                          (177,677)             (47,017)
                                                                          -----------          -----------
     Net cash used in investing activities                                   (161,790)            (437,272)
                                                                          ------------         ------------
Financing activities:
     Proceeds from borrowings                                                 200,000              500,000
     Repayment of debt obligations                                             (1,068)            (376,357)
     Debt issuance costs                                                       (1,000)             (15,300)
     Issuance of common stock, net                                             55,058              109,627
      Purchase of common stock under repurchase program                            --              (49,296)
                                                                          -----------          -----------
     Net cash provided by financing activities                                252,990              168,674
                                                                          -----------          -----------
Effect of exchange rate changes on cash and cash equivalents                      583               (6,924)
                                                                          -----------          -----------
Increase in cash and cash equivalents                                         187,324               67,578
                                                                          -----------          -----------
Cash and cash equivalents at beginning of period                              235,895              250,603
                                                                          -----------          -----------
Cash and cash equivalents at end of period                                $   423,219          $   318,181
                                                                          ===========          ===========

See notes to unaudited consolidated financial statements.

                              LSI LOGIC CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     In the opinion of LSI Logic Corporation (the "Company" or "LSI"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments, except for additional excess inventory and other related charges, acquired in-process research and development and restructuring and other non-recurring charges as discussed in Notes 2 and 3), necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     For financial reporting purposes, the Company reports on a 13 or 14 week quarter with a year ending December 31. For presentation purposes, the consolidated financial statements refer to the quarter's calendar month end for convenience. The results of operations for the quarter ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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


NOTE 2 - ACQUISITIONS

ACQUISITION OF THE RAID BUSINESS. On August 31, 2001, the Company finalized the Asset Purchase Agreement with American Megatrends, Inc. ("AMI") Under the agreement, the Company acquired certain tangible and intangible assets associated with AMI's Redundant Array of Independent Disks, or RAID, business. The acquisition will enhance product offerings and be included in the Semiconductor segment. The acquisition was accounted for as a purchase and the results of operations and estimated fair value of net liabilities acquired was included in the Company's consolidated financial statements as of August 31, 2001, the effective date of the purchase, through the end of the period.

     The Company paid approximately $224 million in cash, which included direct acquisition costs of $2.5 million for legal and accounting fees. The Company issued and will issue approximately 0.8 million restricted common shares to certain RAID business employees retained as part of the purchase transaction. The total purchase price was allocated to the estimated fair value of assets acquired based on independent appraisals and management estimates as follows:


                             (In thousands)
Fair value of net liabilities acquired                               $ (1,440)
In-process research and development                                     19,100
Current technology                                                      74,100
Trademarks                                                               3,400
Excess of purchase price over net liabilities acquired                 128,891
                                                                     ---------
Total purchase price excluding deferred compensation                   224,051
Deferred stock compensation                                             16,400
                                                                     ---------
Total purchase price                                                 $ 240,451
                                                                     =========

     The Company calculated the value of the restricted common shares using the closing price of its common stock on the date of consummation of the purchase. The amount also includes a guarantee of $10 million in value. Deferred stock compensation is included as a component of stockholders' equity and will be amortized over the vesting period of approximately two years.

     In-process research and development. In connection with the purchase of RAID business, the Company recorded a $19.1 million charge to in-process research and development during the third quarter of 2001. The amount was determined by identifying research projects for which technological feasibility had not been established and for which no alternative future uses existed. As of the acquisition date, there were several projects that met the above criteria. The projects were for development of RAID technology applications.

     The value of the projects identified to be in progress were determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The percentage of completion for the project was determined based on research and development expenses incurred as of August 31, 2001, for the project as a percentage of total research and development expenses to bring the project to technological feasibility. The discount rate used was 20% for the projects. Development of RAID technology applications was started in early 2000 and 2001. As of August 31, 2001, the Company estimated that the projects were from 12% to 62% complete.

     Development of the technology remains a substantial risk to the Company due to factors including the remaining effort to achieve technological feasibility, rapidly changing customer markets and competitive threats from other companies. Additionally, the value of other intangible assets acquired may become impaired.

     Useful life of intangible assets. The amount allocated to current technology and trademarks is being amortized over their estimated useful lives of 4 and 5.5 years, respectively, using the straight-line method. The excess of purchase price over net assets acquired is not being amortized. The identification of intangibles and amortization periods were determined in accordance with the recent accounting pronouncements as described below.

    Recent accounting pronouncements. In July 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statements Nos. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt SFAS 142 on January 1, 2002, the beginning of fiscal 2002. In connection with the adoption of SFAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position.

    Pro forma statement of earnings information has not been presented because the effects of this acquisition was not material.

     ACQUISITION OF C-CUBE. On March 26, 2001, the Company signed a definitive merger agreement ("Merger Agreement") to acquire C-Cube Microsystems Inc. ("C-Cube"). In accordance with the Merger Agreement, the Company commenced an exchange offer whereby it offered 0.79 of a share of common stock for each outstanding share of C-Cube common stock. Under the terms of the Merger Agreement, the exchange offer was followed by a merger in which the Company acquired, at the same exchange ratio, the remaining shares of C-Cube common stock not previously acquired in the exchange offer. Upon completion of the merger, the Company assumed all options and warrants to purchase shares of C-Cube common stock and converted them into options and warrants to purchase shares of the Company's common stock. The merger was subject to customary closing conditions, including the tender for exchange of at least a majority of C-Cube's outstanding shares of common stock (including for purposes of the calculation of the majority of shares, certain outstanding options and warrants to purchase C-Cube shares). The acquisition was effective May 11, 2001.

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

      The components of purchase price are as follows (in thousands):

      Fair value of common shares issued               $ 752,557
      Fair value of options assumed                      116,174
      Fair value of warrants assumed                       8,121
      Direct acquisition costs                            16,856
                                                       ---------
      Total purchase price                             $ 893,708
                                                       =========

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

     The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows (in thousands):

Tangible net assets acquired                                          $  64,315
Acquired in-process research and development                             77,500
Current technology                                                       74,000
Trademarks                                                               20,500
Assembled workforce                                                      36,000
Excess of purchase price over net assets acquired                       572,120
                                                                      ---------
Total purchase price excluding deferred stock compensation              844,435
Deferred stock compensation                                              49,273
                                                                      ---------
Total purchase price                                                  $ 893,708
                                                                      =========

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

    The summary includes the impact of certain adjustments such as amortization of intangibles and non-cash deferred stock compensation. Additionally, the in-process research and development charge of $77.5 million discussed above has been excluded from the periods presented as it arose from the acquisition of C-Cube. The restructuring and other non-recurring charges of $192 million were included in the pro forma calculation as the charges did not relate to the acquisition of C-Cube (See Note 3 of the Notes.)


                          NINE MONTHS ENDED SEPTEMBER 30,
                               2001           2000
                                   (UNAUDITED)
                              (IN THOUSANDS, EXCEPT
                               PER-SHARE AMOUNTS)
Revenues..............      $1,447,002     $ 2,178,159
Net (loss)/ income....      $ (798,228)    $    73,361
Basic EPS.............      $    (2.20)    $      0.21
Diluted EPS...........      $    (2.20)    $      0.19

NOTE 3 - RESTRUCTURING AND OTHER NON-RECURRING ITEMS

     The Company recorded approximately $133 million and $192 million in restructuring and other non-recurring charges for the three and nine months ended September 30, 2001, respectively. Other non-recurring charges were approximately $8 million for the nine months ended September 30, 2001.

Restructuring:

     In September of 2001, the Company announced the consolidation of U.S. manufacturing operations at Gresham, Oregon and the transfer of process research and development from Santa Clara, California to Gresham, Oregon. The Company also announced the closure of certain assembly activities in Fremont, California. During the three months ended September 30, 2001, the Company recorded a restructuring charge of $77 million for fixed asset write-downs due to impairment in the U.S. that will be disposed of, losses on operating leases for equipment and facilities, severance for approximately 600 employees in the US, Europe and Asia Pacific as well as other exit costs. The Company reclassified $15 million from property, plant and equipment to other current assets to reflect the intention to dispose of the assets within the next twelve months.

     In April of 2001, the Company announced the closure of the Company's Colorado Springs fabrication facility ("the facility") in August of 2001. In May of 2001, the Company entered into a definitive agreement to sell the facility to a third party. As part of the agreement, the Company agreed to purchase a minimum amount of production wafers and die from the facility for a period of 18 months following the close of the transaction. During the quarter ended June 30, 2001, the Company recorded an impairment charge of $71 million relating to the facility of which approximately $35 million was recorded in cost of sales and $36 million was recorded in restructuring charges. The restructuring charges consisted of fixed asset write-downs due to impairment, losses on operating leases for equipment, severance for approximately 413 employees and other exit costs. On August 1, 2001, the Company announced the termination of the agreement to sell the facility. The facility is currently scheduled to close in the fourth quarter of 2001. During the three months ended September 30, 2001, the Company recorded an additional restructuring charge of $55 million for fixed asset write-downs and other exit costs associated with the planned closure of the facility. The additional asset write-downs during the third quarter of 2001 were incurred to reflect the new value of the facility's assets if sold on a piecemeal basis rather than sold as a facility in continued use. In addition, equipment market values continued to decline in the third quarter of 2001. The Company has reclassified approximately $62 million from property, plant and equipment to other current assets to reflect the intention to dispose of the facility within the next twelve months.

     The Company recorded approximately $16 million in additional restructuring charges in the second quarter of 2001 primarily associated with the write-down of fixed assets due to impairment in the U.S., Japan and Hong Kong that will be disposed of and severance charges for approximately 240 employees in the U.S., Europe and Asia Pacific. As a result of the continued decline in the equipment market during the third quarter of 2001, the Company recorded an additional charge of $0.5 million during the third quarter of 2001 to reflect the fair value of the equipment when sold.

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

     The following table sets forth the Company's restructuring reserves as of September 30, 2001:


                                                                                      Restructuring
 (In thousands)                        Balance                          Balance          Expense                          Balance
                                       June 30,                       September 30,    September 30,                   September 30,
                                        2001            Utilized          2001            2001           Utilized           2001
-----------------------------------------------------------------------------------------------------------------------------------
Write-down of excess assets(a)         $ 1,407         $     --          $1,407         $100,782         $(96,263)         $ 5,926
Lease terminations and
maintenance contracts(C)                14,253          (10,649)          3,604           12,659               --           16,263
Other exit costs (C)                     7,742           (7,702)             40            9,591               --            9,631
Payments to employees for
severance(b)                             4,084           (2,946)          1,138            9,498           (1,945)           8,691
                                       -------         --------          ------         --------         --------          -------
          Total                        $27,486         $(21,297)         $6,189         $132,530         $(98,208)         $40,511
                                       =======         ========          ======         ========         ========          =======


(a) Amounts utilized in 2001 reflect a write-down of fixed assets in the U.S., Japan and Hong Kong due to impairment. The amounts were accounted for as a reduction of the assets and did not result in a liability. The $5.9 million balance as of September 30, 2001 relates to machinery and equipment decommissioning costs in the U.S.

(b) Amounts utilized represent cash payments related to the severance of approximately 440 employees during the nine months ended September 30, 2001.

(c)   Amounts utilized represent cash payments.


Other non-recurring:

      The Company recorded approximately $8 million in other non-recurring charges in the second quarter of 2001 associated with the write-down of intangible assets due to impairment. The majority of the intangible assets were originally acquired in the purchase of a division of NeoMagic in the second quarter of 2000.

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

NOTE 4 - LICENSE AGREEMENT

      In the second quarter of 1999, the Company and Silterra Malaysia Sdn. Bhd. (formerly known as Wafer Technology (Malaysia) Sdn. Bhd.) ("Silterra") entered into a technology transfer agreement under which the Company grants licenses to Silterra with respect to certain of the Company's wafer fabrication technologies and provides associated manufacturing training and related services. In exchange, the Company receives cash and equity consideration valued at $120 million over three years for which transfers and obligations of the Company are scheduled to occur. The Company transferred technology to Silterra valued at $2 million and $6 million for the three month periods ended September 30, 2001 and 2000, respectively, and $14 million and $18 million for the nine month periods ended September 30, 2001 and 2000, respectively. The amount was recorded as an offset to the Company's R&D expenses. In addition, the Company provided engineering training with a value of $2 million and $3 million for the nine months ended September 30, 2001 and 2000, respectively. The Company recorded $1 million for the three months ended September 30, 2000. No engineering training was provided during the third quarter of 2001. The amounts were recorded as an offset to cost of revenues.


NOTE 5 - INVESTMENTS

      As of September 30, 2001 and December 31, 2000, the Company held $105 million and $89 million of debt securities, respectively, that were included in cash and cash equivalents and $351 million and $897 million of debt and equity securities, respectively, that were classified as short-term investments on the Company's consolidated balance sheet. Debt securities consisted primarily of U.S. and foreign corporate debt securities, commercial paper, auction rate preferred stock, overnight deposits, certificates of deposit and U.S. government and municipal agency securities. Unrealized holding gains and losses of held-to-maturity securities and available-for-sale debt securities were not significant, and accordingly, the amortized cost of these securities approximated fair market value at September 30, 2001 and December 31, 2000. Contract maturities of these securities were within one year as of September 30, 2001. Realized gains and losses for held-to-maturity securities and available-for-sale debt securities were not significant for the nine month periods ended September 30, 2001 and 2000.

      As of September 30, 2001 and December 31, 2000, the Company had marketable equity securities with an aggregate carrying value of $24 million and $66 million, respectively, of which all securities were classified as other long-term assets at September 30, 2001 and $60 million were classified as short-term investments on the Company's consolidated balance sheet at December 31, 2000. The remaining balance was included in other long-term assets. As of September 30, 2001, an unrealized gain of $8 million, net of the related tax effect of $4 million, related to these equity securities was included in accumulated other comprehensive income. As of December 31, 2000, an unrealized gain of $31 million, net of the related tax effect of $17 million, on these equity securities was included in accumulated other comprehensive income. During the three month period ended September 30, 2001, the Company did not sell any equity securities. During the nine month period ended September 30, 2001, the Company sold equity securities for approximately $8 million in the open market, realizing a pre-tax gain of approximately $5 million.

During the three and nine month periods ended September 30, 2000, the Company sold equity securities for approximately $16 million and $62 million, respectively, in the open market, realizing a pre-tax gain of approximately $15 million and $58 million, respectively. The Company realized a pre-tax loss of approximately $4 million associated with two equity investments in certain technology companies during the three months ended September 30, 2001. During the nine month period ended September 30, 2001, the Company realized a pre-tax loss of approximately $7 million associated with the decline in value of a marketable equity security. The decline in value of the investments was considered by management to be other than temporary. The Company realized a pre-tax gain of approximately $7 million associated with equity securities of a certain technology company that was acquired by another technology company during the nine month period ended September 30, 2000. The Company does not anticipate selling any marketable equity securities in the remaining three months of 2001.

NOTE 6 - DERIVATIVE FINANCIAL INSTRUMENTS

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

      On the date a derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability ("fair-value" hedge), as a hedge of the variability of cash flows to be received ("cash-flow" hedge), or as a foreign-currency hedge. Changes in the fair value of a derivative that is highly effective, and is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective, and is designated and qualifies as a cash-flow hedge, are recorded in other comprehensive income, until earnings are affected by the variability of the cash flows. Changes in the fair value of derivatives that are highly effective, and are designated and qualify as a foreign-currency hedge, are recorded in either current period earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge (e.g., a hedge of a firm commitment that is to be settled in a foreign currency) or a cash-flow hedge (e.g., a foreign-currency-denominated forecasted transaction). As of September 30, 2001, the Company had certain foreign currency fair-value and cash-flow hedges outstanding. The Company's derivative instruments at December 31, 2000 were designated as foreign currency fair-value hedges.

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

Forward contracts

      Forward contracts are used to hedge certain cash flows denominated in non-functional currencies. These contracts expire within one to seven month periods and are designated as foreign currency fair-value hedges in accordance with SFAS No. 133. Changes in the fair value of forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in other income and expense. For the three and nine months ended September 30, 2001, the change in time value of the forward contracts was not significant. The Company did not record any gains or losses due to hedge ineffectiveness for the three and nine month periods ended September 30, 2001.

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

Option contracts

      As of September 30, 2001, the Company held purchased currency option contracts that were designated as foreign currency cash-flow hedges of third-party yen revenue exposures. There were no option contracts outstanding as of December 31, 2000. Changes in the fair value of currency option contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in other income and expense. For the three months ended September 30, 2001, the change in option time value was not significant. The change in option time value was approximately $3 million for the nine months ended September 30, 2001. The contracts expire over a three month period. For the three and nine months ended September 30, 2001, an amount of $2.0 million and $3.3 was reclassified to revenue, respectively. Unrealized gains of $1.1 million were included in accumulated other comprehensive income and will be reclassified to revenue over the next three month period as the forecasted transactions occur. The Company did not record any gains or losses due to hedge ineffectiveness for the three and nine month periods ended September 30, 2001.

NOTE 7 - BALANCE SHEET DETAIL

                           September 30,    December 31,
 (In thousands)               2001              2000
                           ------------     -----------
Inventories:
     Raw materials           $ 37,263         $ 36,133
     Work-in-process          104,318          129,394
     Finished goods           165,896          124,848
                           ----------       ----------
                             $307,477         $290,375
                           ==========       ==========


The Company recorded additional excess inventory and related charges of $50 million and $158 million for the three and nine month periods ended September 30, 2001. The additional excess inventory and related charges during the three months ended September 30, 2001 were primarily associated with underutilization charges related to a temporary idling of the Company's fabrication facilities. The charges for the nine months ended September 30, 2001 were due to the above coupled with the closure of the Company's Colorado Springs fabrication facility (See Note 3) and a sudden and significant decrease in forecasted revenue and was calculated in accordance with the Company's policy, which is primarily based on inventory levels in excess of 12-month judged demand for each specific product.

NOTE 8  - DEBT

                                                                          September 30,      December 31,
 (In thousands)                                                               2001              2000
                                                                         -------------       ------------
2000 Convertible Subordinated Notes                                      $   500,000          $ 500,000
1999 Convertible Subordinated Notes                                          344,935            345,000
Notes payable to banks                                                       200,000                 --
Capital lease obligations                                                      1,273              2,341
                                                                         -----------          ---------
                                                                           1,046,208            847,341
Current portion of long-term debt, capital lease obligations and
     short-term borrowings                                                  (200,317)            (1,030)
                                                                         -----------          ---------
Long-term debt and capital lease obligations                             $   845,891          $ 846,311
                                                                         ===========          =========


     On October 30, 2001, the Company issued $450 million of 4% Convertible Subordinated Notes (the "2001 Convertible Notes") due in 2006. The Company has granted the initial purchaser an option to purchase an additional $67.5 million aggregate principal amount of the 2001 Convertible Notes within 30 days of the issuance date. The 2001 Convertible Notes are subordinated to all existing and future senior debt, are convertible at any time following issuance into shares of the Company's common stock at a conversion price of $26.339 per share and are redeemable at the Company's option, in whole or in part, at any time on or after November 6, 2004. Each holder of the 2001 Convertible Notes has the right to cause the Company to repurchase all of such holder's convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of certain events and in certain circumstances. Interest is payable semiannually. The Company paid approximately $13.5 million for debt issuance costs related to the 2001 Convertible Notes. The debt issuance costs are being amortized using the interest method. The net proceeds from the 2001 Convertible Notes were used to repay bank debt outstanding with a balance of approximately $200 million as of September 30, 2001 as described below.

       On September 28, 2001, the Company entered into a Credit Agreement with Bank of America, N.A. and Banc of America Securities LLC that provides for borrowings up to $200 million through September 26, 2002. The Company borrowed $200 million under the Credit Agreement as of September 30, 2001, with an interest rate based on LIBOR. The obligation was secured by inventory and accounts receivable. The Credit Agreement required that the Company maintain a minimum tangible net worth and minimum cash reserves. At September 30, 2001, the Company was in compliance with all financial covenants. In October 2001, the borrowings outstanding under the

Credit Agreement were repaid in full with the proceeds of the 2001 Convertible Notes and the Credit Agreement was terminated.

       On March 14, 2001, the Second Amended and Restated Credit Agreement was amended to reduce the total revolving commitment by $165 million from $240 million to $75 million. On the effective date of this reduction, the revolving commitment of each lender was reduced accordingly. The Second Amended and Restated Credit Agreement was terminated in August of 2001.

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


NOTE 9  - RECONCILIATION OF BASIC AND DILUTED (LOSS)/ EARNINGS PER SHARE

     A reconciliation of the numerators and denominators of the basic and diluted per share amount computations as required by SFAS No. 128 "Earnings Per Share" ("EPS") is as follows:

                                                                        Three Months Ended September 30,
                                             ------------------------------------------------------------------------------------
                                                              2001                                           2000
                                             ------------------------------------------------------------------------------------
                                                                             Per-Share                                 Per-Share
 (In thousands except per share amounts)       Loss*           Shares+        Amount        Income*       Shares+        Amount
                                             ------------------------------------------------------------------------------------
Basic EPS:
     Net (loss)/ income available to
          Common stockholders               $(398,082)        364,441        $  (1.09)     $18,096        314,038        $   0.06
                                                                             --------                                    --------
     Effect of dilutive securities:
          Stock options                            --              --           --              --         19,686           --
          4-1/4% Convertible
               Subordinated Notes                  --              --           --           2,750         22,008           --
Diluted EPS:
     Net (loss)/ income available to
         Common stockholders                $(398,082)        364,441        $  (1.09)     $20,846        355,732        $   0.06
                                                                             --------                                    --------


*        Numerator

+        Denominator

     Options to purchase approximately 72,436,345 shares were outstanding at September 30, 2001 and were excluded from the computation of diluted shares because of their antidilutive effect on earnings per share for the three months ended September 30, 2001. The exercise price of these options ranged from $0.01 to $72.25 at September 30, 2001. Options to purchase approximately 10,230,209 shares were outstanding as of September 30, 2000, but were excluded from the computation of diluted shares for the three months ended September 30, 2000 because the exercise price of these options was greater than the average market price of common shares for the three month period then ended. The exercise price of these options ranged from $40.13 to $60.63 at September 30, 2000.

     For the three months ended September 30, 2001, common equivalent shares of 22,003,317 and interest expense of $2.7 million, net of taxes, associated with the 1999 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on earnings per share. Common equivalent shares of 7,113,944 and interest expense of $3.8 million, net of taxes, associated with the 2000 Convertible Notes were also excluded from the calculation of diluted shares because of their antidilutive effect on earnings per share. For the three months ended September 30, 2000, common equivalent shares of 7,113,944 and interest expense of $3.8 million, net of taxes, associated with the 2000 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on earnings per share.

                                                                   Nine months Ended September 30,
                                            ---------------------------------------------------------------------------------------
                                                            2001                                          2000
                                            ---------------------------------------------------------------------------------------
                                                                              Per-Share                                   Per-Share
 (In thousands except per share amounts)      Loss*        Shares+             Amount     Income*          Shares+          Amount
                                            ---------------------------------------------------------------------------------------
Basic EPS:
     Net (loss)/ income available to
          Common stockholders               $(741,811)        343,441        $  (2.16)     $174,915        308,304        $   0.57
                                                                             --------                                     --------
     Effect of dilutive securities:
          Stock options                            --              --           --               --         23,010           --
          4-1/4% Convertible
               Subordinated Notes                  --              --           --            8,248         22,008           --
Diluted EPS:
     Net (loss)/income available to
         Common stockholders                $(741,811)        343,441        $  (2.16)     $183,163        353,322        $   0.52
                                                                             --------                                     --------


*        Numerator

+        Denominator

     Options to purchase approximately 72,436,345 shares were outstanding at September 30, 2001 and were excluded from the computation of diluted shares because of their antidilutive effect on earnings per share for the nine months ended September 30, 2001. The exercise price of these options ranged from $0.01 to $72.25 at September 30, 2001. Options to purchase approximately 6,002,628 shares were outstanding as of September 30, 2000, but were excluded from the computation of diluted shares for the nine months ended September 30, 2000 because the exercise price of these options was greater than the average market price of common shares for the nine month period then ended. The exercise price of these options ranged from $52.13 to $72.25 at September 30, 2000.

     For the nine months ended September 30, 2001, common equivalent shares of 22,003,317 and interest expense of $8.2 million, net of taxes, associated with the 1999 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on earnings per share. Common equivalent shares of 7,113,944 and interest expense of $11.3 million, net of taxes, associated with the 2000 Convertible Notes were also excluded from the calculation of diluted shares because of their antidilutive effect on earnings per share. For the nine months ended September 30, 2000, common equivalent shares of 5,872,237 and interest expense of $9.3 million, net of taxes, associated with the 2000 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on earnings per share.

NOTE 10 - COMPREHENSIVE (LOSS)/INCOME

     Comprehensive (loss)/income is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net (loss)/ income and comprehensive (loss)/ income for the Company arises from foreign currency translation adjustments, unrealized gains and losses on derivative instruments designated as and qualifying as cash-flow hedges and unrealized gains and losses on available-for-sale securities, net of applicable taxes. Comprehensive (loss)/ income, net of taxes for the current reporting period and comparable period in the prior year is as follows:

                                                                   Three Months Ended                Nine months Ended
                                                                     September 30,                    September 30,
 (In thousands)                                                  2001           2000               2001            2000
                                                             --------------------------------------------------------------
Net (loss)/ income                                           $(398,082)        $ 18,096         $(741,811)        $ 174,915
Change in unrealized gain on derivative instruments
     designated as and qualifying as cash-flow hedges           (4,093)              --               833                --
Change in unrealized gain on available for
sale securities                                                (16,758)           1,805           (23,599)           14,259
Change in foreign currency translation adjustments              15,035           (6,147)           (8,496)          (15,591)
                                                             ==============================================================
Comprehensive (loss)/ income                                 $(403,898)        $ 13,754         $(773,033)        $ 173,583
                                                             ==============================================================


NOTE 11  - SEGMENT REPORTING

     The Company operates in two reportable segments: the Semiconductor segment and the Storage Area Network ("SAN") Systems segment. In the Semiconductor segment, the Company designs, develops, manufactures and markets integrated circuits, including application-specific integrated circuits, application-specific standard products including RAID host bus adapters and related products and services. Semiconductor design and service revenues include engineering design services, licensing of our advanced design tools software, and technology transfer and support services. The Company's customers use these services in the design of increasingly advanced integrated circuits characterized by higher levels of functionality and performance. The proportion of revenues from ASIC design and related services compared to semiconductor product sales varies among customers depending upon their specific requirements. In the SAN Systems segment, the Company designs, manufactures, markets and supports high performance data storage management and storage systems solutions and a complete line of RAID subsystems and related software.

     The following is a summary of operations by segment for the three and nine months ended September 30, 2001 and 2000:

                                         Three months ended                   Nine months ended
                                            September 30,                       September 30,
 (In thousands)                         2001             2000               2001              2000
                                      ----------------------------------------------------------------
REVENUES:
     Semiconductor                    $ 351,369         $618,390        $ 1,220,228         $1,696,062
     SAN Systems                         45,306          109,188            158,865            291,030
                                      ----------------------------------------------------------------
          Total                       $ 396,675         $727,578        $ 1,379,093         $1,987,092
                                      ================================================================
(LOSS)/INCOME FROM OPERATIONS:
     Semiconductor                    $(375,566)        $ 20,377        $  (726,706)        $  169,813
     SAN Systems                        (16,360)          18,314            (46,366)            37,795
                                      ----------------------------------------------------------------
          Total                       $(391,926)        $ 38,691        $  (773,072)        $  207,608
                                      ================================================================

     Intersegment revenues for the periods presented above were not significant. Restructuring of operations and other non-recurring items were included in the both segments for the applicable periods.

     One customer represented 21% and 11% of the Company's total consolidated revenues for each of the three month periods ended September 30, 2001 and 2000, respectively. In the Semiconductor segment, one customer represented 23% of total Semiconductor revenues for the three month period ended September 30, 2001, and two customers represented 11% and 10% of total Semiconductor revenues for the three month period ended September

30, 2000. In the SAN Systems segment, there were three customers with revenues representing 24%, 20% and 10% of total SAN Systems revenues for the three month period ended September 30, 2001. For the three month period ended September 30, 2000, there were three customers with revenues representing 35%, 16% and 12% of total SAN Systems revenues, respectively.

     One customer represented 18% and 12% of the Company's total consolidated revenues for each of the nine month periods ended September 30, 2001 and 2000, respectively. In the Semiconductor segment, one customer represented 21% of total Semiconductor revenues for the nine month period ended September 30, 2001. No customer represented 10% or more of total revenues for the nine month period ended September 30, 2000. In the SAN Systems segment, there were four customers with revenues representing 21%, 17%, 16% and 11% of total SAN Systems revenues, respectively for the nine month period ended September 30, 2001. For the nine month period ended September 30, 2000, there were four customers with revenues representing 29%, 19%, 14% and 12% of total SAN Systems revenues, respectively.

     The following is a summary of total assets by segment as of September 30, 2001 and December 31, 2000:

                          September 30,     December 31,
(In thousands)               2001               2000
                          ------------------------------
TOTAL ASSETS:
     Semiconductor        $4,184,770        $3,851,849
     SAN Systems             325,133           345,638
                          ----------------------------
          Total           $4,509,903        $4,197,487
                          ============================

     Revenues from domestic operations were $221 million, representing 56% of consolidated revenues for the third quarter of 2001 compared to $453 million, representing 62% of consolidated revenues for the same period of 2000.

      Revenues from domestic operations were $760 million, representing 55% of consolidated revenues for the first nine months of 2001 compared to $1,228 million, representing 62% of consolidated revenues for the same period of 2000.

NOTE 12  - COMMITMENTS AND CONTINGENCIES

      In September 2001, the Company amended the master lease and security agreements ("lease transactions") entered into in April of 2001 and March of 2000 as described below. Pursuant to the amendments, we participated as a lender in the lease transactions and collateralized a portion of the lease balance with cash on deposit with one of the primary lenders. As of September 30, 2001, the Company's participation of $261 million and collateral of $59 million was recorded as other non-current assets. Under the amended lease, the Company is required to maintain compliance with certain financial covenants. The Company was in compliance with these covenants as of September 30, 2001.

      In April 2001, the Company entered into a master lease and security agreement with a group of companies ("Lessor") for up to $230 million for certain wafer fabrication equipment. Each lease supplement pursuant to the transaction will have a lease term of five years with two consecutive renewal options at the Lessor's option. The Company may, at the end of any lease term, return, or purchase at a stated amount all the equipment. Upon return of the equipment, the Company must pay the Lessor a termination value. In April 2001, the Company has drawn down $60 million as the first supplement pursuant to the agreement. Subsequently, the Company drew down $33 million in May 2001 as the second supplement and $52 million in September 2001 for the third supplement. Minimum rental payments under this operating lease, excluding option periods, are $0.9 million each in 2002, 2003, 2004 and 2005.

In March 2000, the Company entered into a master lease and security agreement with a group of companies ("Lessor") for up to $250 million for certain wafer fabrication equipment. Each lease supplement pursuant to the transaction will have a lease term of three years with two consecutive renewal options. The Company may, at the end of any lease term, return, or purchase at a stated amount all the equipment. Upon return of the equipment, the Company must pay the Lessor a termination value. Through September 30, 2001, the Company has drawn down a total of $250 million under five lease supplements pursuant to the agreement. Minimum rental payments under these operating leases, excluding option periods, are $2.3 million in 2002, $1.8 million in 2003, $0.9 million in 2004 and $0.5 million in 2005.

NOTE 13  - LEGAL MATTERS

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

      U.S. Philips Corporation, a subsidiary of Royal Philips Electronics of Netherlands, in a business wire dated October 17, 2001, stated that it had filed suits in the U.S. District Court in New York against eight companies, including the Company, for allegedly infringing and inducing others to infringe on Philips U.S. Patent Number 4,689,740. This patent is directed to devices and methods used with the Inter-Integrated Circuit Bus. To date, the Company has not been served with a complaint by U.S. Philips Corporation, and as of such date, it has no additional information with respect to this suit.

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

      We have international subsidiaries and distributors that operate and sell our products globally. Further, we purchase a substantial portion of our raw materials and manufacturing equipment from foreign suppliers and incur labor and other operating costs in foreign currencies, particularly in our Japanese manufacturing facilities. As a result, we are exposed to the risk of changes in foreign currency exchange rates or declining economic conditions in these countries. We utilize forward exchange and purchased currency option contracts to manage our exposure associated with net asset and liability positions and cash flows denominated in non-functional currencies. (See Note 6 of the Notes to Unaudited Consolidated Financial Statements referred to hereafter as "Notes".) There is no assurance that these hedging transactions will eliminate exposure to currency rate fluctuations that could affect our operating results.

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

ACQUISITIONS AND OTHER

      On August 31, 2001, the Company finalized the Asset Purchase Agreement with American Megatrends, Inc. ("AMI") (See Note 2 of the Notes). Under the agreement, the Company acquired certain tangible and intangible assets associated with AMI's Redundant Array of Independent Disks, or RAID, business. The acquisition will enhance product offerings and is included in the Semiconductor segment. The acquisition was accounted for as a purchase and the results of operations and estimated fair value of net liabilities acquired was included in the Company's consolidated financial statements as of August 31, 2001, the effective date of the purchase, through the end of the period.

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

RESULTS OF OPERATIONS

      Our results of operations for the three and nine months ended September 30, 2001 were impacted by weakness in the overall economy, the cyclical semiconductor industry downturn and the continued reduction in inventory in the supply chain, particularly in the communications sector.

      Where more than one significant factor contributed to changes in results from year to year, we have quantified material factors throughout the MD&A where practicable.

      REVENUE: We operate in two reportable segments: the Semiconductor segment and the Storage Area Network ("SAN") Systems segment. In the Semiconductor segment, we design, develop, manufacture and market integrated circuits, including application-specific integrated circuits, (commonly known in the industry as ASICs), application-specific standard products including RAID host bus adapters and related products and services. Semiconductor design and service revenues include engineering design services, licensing of our advanced design tools software, and technology transfer and support services. Our customers use these services in the design of increasingly advanced integrated circuits characterized by higher levels of functionality and performance. The proportion of revenues from ASIC design and related services compared to semiconductor product sales varies among customers depending upon their specific requirements. In the SAN Systems segment, we design, manufacture, market and support high-performance data storage management and storage systems solutions and a complete line of RAID systems, subsystems and related software. (See Note 11 of the Notes.)

      Total revenues for the third quarter of 2001 decreased $330.9 million or 45% to $396.7 million from $727.6 million for the same period of 2000 on a consolidated basis. Revenues for the Semiconductor segment decreased $267.0 million or 43% to $351.4 million for the third quarter of 2001 from $618.4 million for the same period of 2000. The decrease was primarily attributable to decreased demand for products used in broadband access and networks, networking infrastructure and storage infrastructure applications. Revenues for the SAN Systems segment decreased $63.9 million or 59% to $45.3 million for the third quarter of 2001 from $109.2 million for the same period of 2000 due to decreased demand for all products sold in the SAN Systems segment. There were no significant intersegment revenues during the periods presented.

      Total revenues for the nine months ended September 30, 2001 decreased $608.0 million or 31% to $1,379.1 million from $1,987.1 million for the same period of 2000 on a consolidated basis. Revenues for the Semiconductor segment decreased $475.9 million or 28% to $1220.2 million for the nine months ended September 30, 2001 from $1,696.1 million for the same period of 2000. The decrease was primarily attributable to decreased demand for products used in broadband access and networks, networking infrastructure and storage infrastructure applications. Revenues for the SAN Systems segment decreased $132.1 million or 45% to $158.9 million for the nine months ended September 30, 2001 from $291.0 million for the same period of 2000 due to decreased demand for all products sold in the SAN Systems segment. There were no significant intersegment revenues during the periods presented.

      We expect revenues to grow approximately 0% to 5% in the fourth quarter of 2001 as compared to the third quarter of 2001.

      OPERATING COSTS AND EXPENSES: Key elements of the consolidated statements of operations, expressed as a percentage of revenues, were as follows:


                                        Three months ended September 30,        Nine months ended September 30,
CONSOLIDATED:                               2001                2000                2001                2000
                                        -----------------------------------------------------------------------
Gross profit margin                          15%                43%                 25%                 42%
Research and development                     34%                14%                 28%                 14%
Selling, general and administrative          20%                11%                 17%                 11%
(Loss)/income from operations              (99)%                 5%               (56)%                 10%

     Key elements of the statement of operations for the Semiconductor and SAN Systems segments, expressed as a percentage of revenues, were as follows:

                                        Three months ended September 30,        Nine months ended September 30,
SEMICONDUCTOR SEGMENT:                      2001                2000                2001                2000
                                        -----------------------------------------------------------------------
Gross profit margin                          13%                44%                 24%                 43%
Research and development                     37%                15%                 29%                 15%
Selling, general and administrative          18%                11%                 15%                 11%
(Loss)/income from operations             (107)%                 3%               (60)%                 10%

                                        Three months ended September 30,        Nine months ended September 30,
SAN SYSTEMS SEGMENT:                        2001                2000                2001                2000
                                        -----------------------------------------------------------------------
Gross profit margin                          32%                38%                 29%                 38%
Research and development                     15%                 6%                 14%                  7%
Selling, general and administrative          39%                13%                 32%                 13%
(Loss)/income from operations              (36)%                17%               (29)%                 13%


      GROSS PROFIT MARGIN: We have advanced wafer manufacturing operations in Oregon and Japan. We also acquire wafers from foundries in other locations. This allows us to maintain our ability to provide products to customers with minimal disruption in the manufacturing process due to economic and geographic risks associated with each geographic location.

      The gross profit margin percentage decreased to 15% in the third quarter of 2001 from 43% in the same period of 2000 on a consolidated basis. The gross profit margin percentage for the Semiconductor segment decreased to 13% from 44% in the same period of 2000.

      The gross profit margin percentage decreased to 25% during the nine months ended September 30, 2001 from 42% in the same period of 2000 on a consolidated basis. The gross profit margin percentage for the Semiconductor segment decreased to 24% from 43% in the same period of 2000. The decrease for the Semiconductor segment for the three and nine month periods ended September 30, 2001, as compared to the same periods of the prior year are primarily a result of the following factors:

      -     Decreased revenue for higher margin products;

      - Higher manufacturing variances and period costs as a percentage of revenues;

      - Additional excess inventory and related charges of $50 million for the three months ended September 30, 2001 and $152 million for the nine months ended September 30, 2001.

      We recorded excess inventory and related charges of $50 million and $158 million for the three and nine month periods ended September 30, 2001. The additional excess inventory and related charges during the three months ended September 30, 2001 were primarily associated with underutilization charges related to a temporary idling of our fabrication facilities. The decrease for the nine months ended September 30, 2001 was due to the above coupled with the closure of our Colorado Springs fabrication facility (See Note 3 of the Notes) and a sudden and significant decrease in forecasted revenue and was calculated in accordance with our policy, which is primarily based on inventory levels in excess of 12-month judged demand for each specific product.

      The gross profit margin percentage for the SAN Systems segment decreased to 32% in the third quarter of 2001 from 38% in the same period of 2000. The gross profit margin percentage for the SAN Systems segment decreased to 29% in the nine months ended September 30, 2001 from 38% in the same period of 2000. The decrease was primarily attributable to decreased revenue for higher margin products and additional excess inventory and related charges of approximately $6 million recorded during the second quarter of 2001.

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

      Changes in the relative strength of the yen may have a greater impact on our gross profit margin than other foreign exchange fluctuations due to our wafer fabrication operations in Japan. Although the yen weakened (the average yen exchange rate for the third quarter of 2001 depreciated 12% from the same period of 2000), the effect on gross profit margin and net income was not significant because yen-denominated sales offset a substantial portion of yen-denominated costs during the period. Moreover, we hedged a portion of our remaining yen exposure. (See Note 6 of the Notes.) Future changes in the relative strength of the yen or mix of foreign currency denominated revenues and costs could have a significant effect on our gross profit margin or operating results.

      RESEARCH AND DEVELOPMENT: Research and development ("R&D") expenses increased $33.9 million or 33% to $135.6 million during the third quarter of 2001 as compared to $101.7 million during the same period of 2000 on a consolidated basis. R&D expenses for the Semiconductor segment increased $33.8 million or 36% to $128.7 million in the third quarter of 2001 from $94.9 million in the same period of 2000.

      R&D expenses increased $113.1 million or 42% to $381.8 million during the nine months ended September 30, 2001 as compared to $268.7 million during the same period of 2000 on a consolidated basis. R&D expenses for the Semiconductor segment increased $110.4 million or 44% to $359.2 million in the nine months ended September 30, 2001 from $248.8 million in the same period of 2000. The increase for the semiconductor segment for the three and nine month periods as compared to the same periods of the prior year was primarily attributable to an increase in expenditures related to continued R&D activities of the former C-Cube and AMI RAID business included in our consolidated financial statements as of May 11, 2001 and August 31, 2001 respectively, and continued development of our already existing advanced sub-micron products and process technologies.

      The R&D expenses were offset in part by the research and development benefits associated with a technology transfer agreement entered into with Silterra in Malaysia during 1999. (See Note 4 of the Notes.) A benefit of $2 million and $6 million was recorded during the three month periods ended September 30, 2001 and 2000, respectively. A benefit of $14 million and $18 million was recorded during the nine month periods ended September 30, 2001 and 2000, respectively.

      R&D expenses for the SAN Systems segment increased $0.1 million or 1% to $6.9 million in the third quarter of 2001 from $6.8 million in the same period of 2000. R&D expenses for the SAN Systems segment increased $2.7 million or 14% to $22.6 million during the nine months ended September 30, 2001 from $19.9 million in the same period of 2000. The increase for the three and nine month periods reflect higher compensation related expenses due to an increase in average headcount during the periods presented in 2001 as compared to the prior year.

      As a percentage of revenues, R&D expenses increased to 34% in the third quarter of 2001 from 14% in the same period of 2000 on a consolidated basis. R&D expenses as a percentage of revenues for the Semiconductor segment increased to 37% in the third quarter of 2001 from 15% in the same period of 2000. R&D expenses as a percentage of revenues for the SAN Systems segment increased to 15% in the third quarter of 2001 from 6% in the same period of 2000. The increase in R&D expenses as a percentage of revenues for both segments are primarily a result of lower revenues for the periods presented in 2001 as compared to 2000 and the effects of R&D spending changes as discussed above.

      As a percentage of revenues, R&D expenses increased to 28% during the nine months ended September 30, 2001 from 14% in the same period of 2000 on a consolidated basis. R&D expenses as a percentage of revenues for the Semiconductor segment increased to 29% during the nine months ended September 30, 2001 from 15% in the same period of 2000. R&D expenses as a percentage of revenues for the SAN Systems segment increased to 14% during the nine months ended September 30, 2001 from 7% in the same period of 2000. The increase in R&D expenses as a percentage of revenues for both segments are primarily a result of lower revenues for the periods presented in 2001 as compared to 2000 and the effects of R&D spending changes as discussed above.

      SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative ("SG&A") expenses increased $1.0 million or 1% to $80.1 million during the third quarter of 2001 as compared to $79.1 million in the same period of 2000 on a consolidated basis. SG&A expenses for the Semiconductor segment decreased $2.7 million or 4% to $62.6 million in the third quarter of 2001 from $65.3 million in the same period of 2000. SG&A expenses for the SAN Systems segment increased $3.7 million or 27% to $17.5 million in the third quarter of 2001 from $13.8 million in the same period of 2000. The increase on a consolidated basis was primarily attributable to the following factors:

      - Continued SG&A expenses for the former C-Cube and AMI RAID business, which are part of the Semiconductor segment and included in our consolidated financial statements as of May 11, 2001 and August 31, 2001, respectively, and

      - An increase in compensation related expenses for the SAN Systems segment due to an increase in average headcount during the third quarter of 2001.

      The above increases were offset in part by the positive effects of cost reduction programs in both segments in the third quarter of 2001.

      SG&A expenses increased $12.2 million or 5% to $236.6 million during the nine months ended September 30, 2001 as compared to $224.4 million in the same period of 2000 on a consolidated basis. SG&A expenses for the Semiconductor segment decreased $2.5 million or 1% to $185.5 million during the nine months ended September 30, 2001 from $188.0 million in the same period of 2000. SG&A expenses for the SAN Systems segment increased $14.7 million or 40% to $51.1 million during the nine months ended September 30, 2001 from $36.4 million in the same period of 2000. The increase on a consolidated basis and by segment was primarily attributable to the same factors noted above.

      As a percentage of revenues, SG&A expenses increased to 20% in the third quarter of 2001 from 11% in the same period of 2000 on a consolidated basis. SG&A expenses as a percentage of revenues for the Semiconductor segment increased to 18% in the third quarter of 2001 from 11% in the same period of 2000. SG&A expenses as a percentage of revenues for the SAN Systems segment increased to 39% in the third quarter of 2001 from 13% in the same period of 2000. The increase in SG&A expenses as a percentage of revenues for both segments are primarily a result of lower revenues for the periods presented in 2001 as compared to 2000 and the effects of SG&A spending changes as discussed above.

      As a percentage of revenues, SG&A expenses increased to 17% during the nine months ended September 30, 2001 from 11% in the same period of 2000 on a consolidated basis. SG&A expenses as a percentage of revenues for the Semiconductor segment increased to 15% during the nine months ended September 30, 2001 from 11% in the same period of 2000. SG&A expenses as a percentage of revenues for the SAN Systems segment increased to 32% during the nine months ended September 30, 2001 from 13% in the same period of 2000. The increase in SG&A expenses as a percentage of revenues for both segments are primarily a result of lower revenues for the periods presented in 2001 as compared to 2000 and the effects of spending changes as discussed above.

      ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT: In connection with the acquisitions of the RAID business and C-Cube in 2001 (See Note 2 of the Notes), we recorded a $96.6 million charge associated with acquired in-process research and development ("IPR&D"). The amount of IPR&D was determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed as of the acquisition date.

      RAID business:

      On August 31, 2001, we entered into an Asset Purchase Agreement with American Megatrends, Inc. ("AMI") Under the agreement, we acquired certain tangible and intangible assets associated with AMI's Redundant Array of Independent Disks, or RAID, business. The acquisition will enhance product offerings and is included in the Semiconductor segment. The acquisition was accounted for as a purchase and the results of operations and estimated fair value of net liabilities acquired was included in our consolidated financial statements as of August 31, 2001, the effective date of the purchase, through the end of the period. We paid approximately $224 million in cash, which included direct acquisition costs of $2.5 million for legal and accounting fees. We issued and will issue approximately 0.8 million in restricted common shares to certain RAID business employees retained as part of the purchase transaction.

      In connection with the purchase of RAID business, we recorded a $19.1 million charge to in-process research and development during the third quarter of 2001. As of the acquisition date, there were several projects in-process. The projects were for development of RAID technology applications.

      The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The net cash flows from the identified projects were based on estimates of revenues, cost of revenues, research and development costs, selling general and administrative costs and applicable income taxes for the projects. These estimates do not account for any potential synergies that may be realized as a result of the acquisition and are in line with industry averages and growth estimates in the semiconductor industry. Total revenues for the projects are expected to extend through 2005 and 2006 for the RAID projects. These projections were based on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions by our competitors and us.

      The discount rate used was 20% for the projects to account for the risks associated with the inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances, which could impact the estimates described above.

      The percentage of completion for the project was determined based on research and development expenses incurred as of August 31, 2001 for the projects as a percentage of total research and development expenses to bring the project to technological feasibility. Development of these projects started in early 2000 and 2001.

      As of August 31, 2001, we estimated the projects were approximately 12% to 62% complete for the RAID projects. As of the acquisition date, the cost to complete these projects is estimated at $4.6 million and $2.4 million for 2001 and 2002, respectively.

      C-Cube:

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

      In connection with the purchase of C-Cube, we recorded a $77.5 million charge to in-process research and development. As of the acquisition date, there were various projects that were in-process. The majority of the projects identified consist of Digital Video Disc Player ("DVD"), DVD Recorder ("DVD-R"), Consumer Set-Top Box and Cable Modem.

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

      The discount rate used was 27.5% for the projects to account for the risks associated with the inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances, which could impact the estimates described above.

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

      RESTRUCTURING OF OPERATIONS AND OTHER NON-RECURRING ITEMS: We recorded approximately $133 million and $192 million in restructuring and other non-recurring charges for the three and nine months ended September 30, 2001, respectively. Other non-recurring charges were approximately $8 million for the nine months ended September 30, 2001.

Restructuring:

      In September of 2001, we announced the consolidation of U.S. manufacturing operations at Gresham, Oregon and the transfer of process research and development from Santa Clara, California to Gresham, Oregon. We also announced the closure of certain assembly activities in Fremont, California which will be transferred offshore. During the three months ended September 30, 2001, we recorded a restructuring charge of $77 million for fixed asset write-downs due to impairment in the U.S. that will be disposed of, losses on operating leases for equipment and facilities, severance for approximately 600 employees in the US, Europe, Japan and Asia Pacific as well as other exit costs. We reclassified $15 million from property, plant and equipment to other current assets to reflect the intention to dispose of the assets within the next twelve months.

      In April of 2001, we announced the closure of the Company's Colorado Springs fabrication facility ("the facility") in August of 2001. In May of 2001, we entered into a definitive agreement to sell the facility to a third party. As part of the agreement, we agreed to purchase a minimum amount of production wafers and die from the facility for a period of 18 months following the close of the transaction. During the quarter ended June 30, 2001, we recorded an impairment charge of $71 million relating to the facility of which approximately $35 million was recorded in cost of sales and $36 million was recorded in restructuring charges. The restructuring charges consisted of fixed asset write-downs due to impairment, losses on operating leases for equipment, severance for approximately 413 employees and other exit costs. On August 1, 2001, we announced the termination of the agreement to sell the facility. The facility is currently scheduled to close in the fourth quarter of 2001. During the three months ended September 30, 2001, we recorded an additional restructuring charge of $55 million for fixed asset write-downs and other exit costs associated with the planned closure of the facility. The additional asset write-downs during the third quarter of 2001 were incurred to reflect the new value of the facility's assets if sold on a piecemeal basis rather than sold as a facility in continued use. In addition, equipment market values continued to decline in the third quarter of 2001. We reclassified approximately $62 million from property, plant and equipment to other current assets to reflect the intention to dispose of the facility within the next twelve months.

      We recorded approximately $16 million in additional restructuring charges in the second quarter of 2001 primarily associated with the write-down of fixed assets due to impairment in the U.S., Japan and Hong Kong that will be disposed of and severance charges for approximately 240 employees in the U.S., Europe and Asia Pacific. As a result of the continued decline in the equipment market during the third quarter of 2001, we recorded an additional charge of $0.5 million during the third quarter of 2001 to reflect the fair value of the equipment when sold.

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

      As a result of the restructuring actions taken during the second quarter of 2001, we expect to reduce cost of revenues and operating expenses by $129.8 million during the remainder of 2001. As a result of the restructuring actions taken during the third quarter of 2001, we expect to reduce cost of revenues and operating expenses by $25 million during the remainder of 2001.

      The following table sets forth our restructuring reserves as of September 30, 2001:

                                                                             Restructuring
 (In thousands)                  Balance                         Balance        Expense                        Balance
                                 June 30,                      September 30,  September 30,                   September 30,
                                  2001          Utilized           2001         2001            Utilized        2001
---------------------------------------------------------------------------------------------------------------------------
Write-down of excess             $ 1,407        $     --         $1,407        $100,782        $(96,263)        $ 5,926
assets(a)
Lease terminations and
maintenance contracts (C)         14,253         (10,649)         3,604          12,659              --          16,263
Other exit costs(C)                7,742          (7,702)            40           9,591              --           9,631
Payments to employees for
severance(b)                       4,084          (2,946)         1,138           9,498          (1,945)          8,691
                                 --------------------------------------------------------------------------------------
          Total                  $27,486        $(21,297)        $6,189        $132,530        $(98,208)        $40,511
                                 ======================================================================================

      (a) Amounts utilized in 2001 reflect a write-down of fixed assets in the U.S., Japan and Hong Kong due to impairment. The amounts were accounted for as a reduction of the assets and did not result in a liability. The $5.9 million balance as of September 30, 2001 relates to machinery and equipment decommissioning costs in the U.S.

      (b) Amounts utilized represent cash payments related to the severance of approximately 440 employees during the nine months ended September 30, 2001.

      (c)   Amounts utilized represent cash payments.


Other non-recurring:

       We recorded approximately $8 million in other non-recurring charges in the second quarter of 2001 associated with the write-down of intangible assets due to impairment. The majority of the intangible assets were originally acquired in the purchase of a division of NeoMagic in the second quarter of 2000.

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


      AMORTIZATION OF INTANGIBLES: Amortization of goodwill and other intangibles increased $35.7 million or 163% to $57.7 million in the third quarter of 2001 from $22.0 million in the same period of 2000. Amortization of goodwill and other intangibles increased to $128.3 million during the nine months ended September 30, 2001 from $47.6 million in the same period of 2000. The increase was primarily related to additional amortization of goodwill associated with the acquisitions of C-Cube and the RAID business in the second and third quarters of 2001, respectively, and ParaVoice and Syntax in the fourth quarter of 2000.

      In July 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statements Nos. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." The statements were effective for our purchase of the RAID business from AMI which closed on August 31, 2001. See Note 2 of the Notes for further discussion.

      AMORTIZATION OF NON-CASH DEFERRED STOCK COMPENSATION: Amortization of non-cash deferred stock compensation of $26.8 million and $75.9 million for the three and nine month periods ended September 30, 2001, respectively, is due to the amortization of non-cash deferred stock compensation recorded in connection with the acquisitions of C-Cube and the RAID business during the second and third quarters of 2001, respectively, (See Note 2 of the Notes), Syntax in the fourth quarter of 2000 and DataPath in the third quarter of 2000.

      INTEREST EXPENSE: Interest expense decreased $0.2 million to $10.0 million in the third quarter of 2001 from $10.2 million in the same period of 2000. Interest expense decreased $1.6 million to $29.8 million during the nine months ended September 30, 2001 from $31.4 million in the same period of 2000. The decrease was primarily attributable to lower interest rates on outstanding debt during the nine months ended September 30, 2001 as compared to the same period in 2000.

      INTEREST INCOME AND OTHER, NET: Interest income and other decreased $14.8 million to $3.9 million in the third quarter of 2001 from $18.7 million in the same period of 2000. The decrease in interest income is attributable to a decline in average cash balances during the quarter combined with lower interest rates. The decrease in other income was primarily attributable to the write-down of certain equity investments due to impairment, the write-off of debt issuance costs associated with a master lease and security agreement and the time value of purchased option contracts in the third quarter of 2001. (See Notes 5 and 6 of the Notes.)

      Interest income and other decreased $20.7 million to $16.6 million during the nine months ended September 30, 2001 from $37.3 million in the same period of 2000. We recorded approximately $3 million higher interest income during the nine months ended September 30, 2001 as compared to the same period in 2000 due to higher average balances of interest-generating cash, cash equivalents and short-term investments which was offset in part by lower interest rates during the period. The increase in interest income and other was offset by the write-down of equity investments due to impairment, the write-off of debt issuance costs associated with a master lease and security agreement and the time value of purchased option contracts. (See Notes 5 and 6 of the Notes.)

      GAIN ON SALE OF EQUITY SECURITIES: We did not sell marketable equity securities during the third quarter of 2001. During the first quarter of 2001, we sold certain marketable equity securities for $7.9 million in the open market, realizing a pre-tax gain of approximately $5.3 million. During the third quarter of 2000, we sold certain marketable equity securities for $16.4 million in the open market, realizing a pre-tax gain of approximately $15.3 million. During the nine months ended September 30, 2000, we sold certain marketable equity securities for $62.2 million in the open market, realizing a pre-tax gain of approximately $58.0 million. In the first quarter of 2000, we also recognized a $6.8 million pre-tax gain associated with equity securities of a certain technology company that was acquired by another technology company.

      PROVISION FOR INCOME TAXES: During the three months ended September 30, 2001, we did not record any income tax provision or benefit representing an effective tax rate of 0%. During the nine months ended September 30, 2001, we recorded an income tax benefit of $39.2 million, which represents an effective tax rate of 5%. This rate differs from the U.S. statutory rate primarily due to losses of our foreign subsidiaries, which are benefited at lower rates, and items related to acquisitions, which are non-deductible for tax purposes. For the three and nine months ended September 30, 2000, an income tax provision was recorded at an effective rate of 71% and 37%, respectively. These rates differ from the U.S. statutory rate primarily due to merger and restructuring charges, the recognition of taxable gains offset in part by earnings of our foreign subsidiaries taxed at lower rates and the utilization of tax credits.

FINANCIAL CONDITION AND LIQUIDITY

      Cash, cash equivalents and short-term investments decreased $358.6 million or 31.6% to $744.7 million as of September 30, 2001 from $1,133.2 million as of December 31, 2000.

      WORKING CAPITAL: Working capital decreased $648.8 million or 44.9% to $796.5 million as of September 30, 2001 from $1,445.3 million as of December 31, 2000. The decrease was primarily a result of the following factors:

     - Lower short-term investments due to higher maturities and sales of securities available-for-sale and reclassification of certain marketable equity securities into long-term assets during the nine months ended September 30, 2001 as compared to the same period of 2000;

      - Lower accounts receivable due to decreased revenue and improved collections during the third quarter of 2001 as compared to the fourth quarter of 2000;

      -  Higher accrued salaries, wages and benefits; and

      - Higher other accrued liabilities resulting primarily from restructuring related accruals.

      The decrease in working capital was offset in part by higher cash and cash equivalents primarily due to the C-Cube acquisition in 2001 (See Note 2 of the Notes), higher inventories due to decreased revenue during the third quarter of 2001 as compared to the fourth quarter of 2000, higher prepaid expenses and other current assets due to a reclassification from fixed assets to current assets held for sale, lower accounts payable that reflect lower purchases during the third quarter of 2001 as compared to the fourth quarter of 2000 and lower income taxes payable due to the timing of tax payments and the tax benefit recorded during 2001.

      CASH AND CASH EQUIVALENTS PROVIDED BY OPERATING ACTIVITIES: During the nine month period ended September 30, 2001, we generated $95.5 million of cash and cash equivalents from operating activities compared to $343.1 million generated during the same period in 2000. The decrease in cash and cash equivalents provided by operating activities was primarily attributable to a net loss for the nine month period ended September 30, 2001, compared to net income for the same period of 2000, an increase in inventory and prepaid expenses and other current assets and a decrease in accounts payable and income tax payable. The increase in inventories reflects lower than expected sales during the nine months ended September 30, 2001 that was partly offset by a write-down of certain inventory. (See Note 7 of the Notes.) The increase in prepaid expenses and other current assets was primarily attributable to a reclassification of assets held for sale from property, plant and equipment to other current assets (See Note 3 of the Notes) during the period. The decrease in accounts payable reflects lower purchases during the nine months ended September 30, 2001 as compared to the same period of 2000 and the timing of invoice receipt and payments. The decrease in income tax payable is due to the tax benefit recorded during 2001.

      CASH AND CASH EQUIVALENTS USED IN INVESTING ACTIVITIES: Cash and cash equivalents used in investing activities was $161.8 million during the nine months ended September 30, 2001, compared to $437.3 million during the same period of 2000. The decrease was primarily related to higher sales and maturities of debt and equity securities available-for-sale and others, net of purchases during the nine month period ended September 30, 2001 compared to the same period of 2000.

      The decrease was offset in part by higher capital expenditures, an increase in non-current assets and deposits from our participation as a lender in certain lease transactions (See Note 12 of the Notes), a net increase in cash and cash equivalents paid for the acquisition of companies, and lower proceeds from the sale of marketable equity securities during the nine month period ended September 30, 2001 compared to the same period of 2000.

      We believe that maintaining technological leadership in the highly competitive worldwide semiconductor industry requires substantial ongoing investment in advanced manufacturing capacity. Net capital additions were $151.4 million during the nine month period ended September 30, 2001 and $120.2 million during the same period of 2000. In order to maintain our position as a technological market leader, we expect the level of capital expenditures to be approximately $400 million in 2001.

      CASH AND CASH EQUIVALENTS PROVIDED BY FINANCING ACTIVITIES: Cash and cash equivalents provided by financing activities during the nine month period ended September 30, 2001 was $253.0 million compared to $168.7 million in the same period of 2000. During the nine month period ended September 30, 2001, we generated cash proceeds of $55.1 million from our employee stock option and purchase plans, which were offset in part by the repayment of debt obligations and payment of debt issuance costs. During the nine month period ended September 30, 2000, we generated cash proceeds of $123.6 million from the issuance of the 2000 Convertible Notes, net of repayment of the Revolver, and $60.3 million from our employee stock option and purchase plans, net of purchases of common stock under the stock repurchase program, which was offset in part by the debt issuance costs associated with the 2000 Convertible Notes. (See Note 8 of the Notes.)

      On October 30, 2001, we issued $450 million of 4% Convertible Subordinated Notes (the "2001 Convertible Notes") due in 2006. We granted the initial purchaser an option to purchase an additional $67.5 million aggregate principal amount of the 2001 Convertible Notes within 30 days of issuance date. The 2001 Convertible Notes are subordinated to all existing and future senior debt, are convertible at any time following issuance into shares of our common stock at a conversion price of $26.339 per share and are redeemable at our option, in whole or in part, at any time on or after November 6, 2004. Each holder of the 2001 Convertible Notes has the right to cause us to repurchase all of such holder's convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of certain events and in certain circumstances. Interest is payable semiannually. We paid approximately $13.5 million for debt issuance costs related to the 2001 Convertible Notes. The debt issuance costs are being amortized using the interest method. The net proceeds from the 2001 Convertible Notes were used to repay bank debt outstanding with a balance of approximately $200 million as of September 30, 2001 as described below.

      On September 28, 2001, we entered into a Credit Agreement with Bank of America, N.A. and Banc of America Securities LLC that provides for borrowings up to $200 million through September 26, 2002. We borrowed $200 million under the Credit Agreement as of September 30, 2001, with an interest rate based on LIBOR. The obligation was secured by inventory and accounts receivable. The Credit Agreement required that we maintain a minimum tangible net worth and minimum cash reserves. At September 30, 2001, we were in compliance with all financial covenants. In October 2001, the borrowings outstanding under the Credit Agreement were repaid in full with the proceeds of the 2001 Convertible Notes and the Credit Agreement was terminated.

      On March 14, 2001, the Second Amended and Restated Credit Agreement was amended to reduce the total revolving commitment by $165 million from $240 million to $75 million. On the effective date of this reduction, the revolving commitment of each lender was reduced accordingly. The Second Amended and Restated Credit Agreement was terminated in August of 2001.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statements Nos. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after September 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt SFAS 142 on January 1, 2002, the beginning of fiscal 2002. In connection with the adoption of SFAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position.

     In August 2001, the FASB issued Statement No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company does not expect the adoption of SFAS 143 will have a significant impact on its financial position and results of operations.

     In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company does not expect that its adoption on January 1, 2002 will have a material effect on its financial statements.

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no significant changes in the market risk disclosures during the nine month period ended September 30, 2001 as compared to the discussion in Part II of our Annual Report on Form 10-K for the year ended December 31, 2000.

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

      U.S. Philips Corporation, a subsidiary of Royal Philips Electronics of Netherlands, in a business wire dated October 17, 2001, stated that it had filed suits in the U.S. District Court in New York against eight companies, including the Company, for allegedly infringing and inducing others to infringe on Philips U.S. Patent Number 4,689,740. This patent is directed to devices and methods used with the Inter-Integrated Circuit Bus. To date, the Company has not been served with a complaint by U.S. Philips Corporation, and as of such date, it has no additional information with respect to this suit.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.24 First Amendment to Amended and Restated Participation Agreement by and among LSI Logic, ABN Amro Bank N.V., Keybank National Association, FBTC Leasing Corp., as Lessor, ABN Amro Bank N.V., as agent for Lessors and Participants, dated as of August 2, 2001.

10.25 Second Amendment to Amended and Restated Participation Agreement by and among LSI Logic, ABN Amro Bank N.V., Keybank National Association, FBTC Leasing Corp., as Lessor, ABN Amro Bank N.V., as agent for Lessors and Participants, dated as of August 17, 2001.

10.26 Third Amendment to Participation Agreement and Omnibus Amendment by and among LSI Logic, Banc of America Leasing & Capital LLC, as Lessor, Fleet National Bank, as Lessor Agent and as Agent and Participants, dated as of September 28, 2001.

10.27 Participation Agreement by and among LSI Logic, First Security Bank, N.A. as Certificate Trustee, First Security Trust Company of Nevada, as Agent and Participants, dated as of April 20, 2001.

10.28 First Amendment to Participation Agreement by and among LSI Logic, Wells Fargo Bank Northwest, N.A. (f/k/a First Security Bank, N.A.), as Certificate Trustee, First Security Trust Company of Nevada, as Agent and Participants, dated as of August 2, 2001.

10.29 Second Amendment to Participation Agreement by and among LSI Logic, Wells Fargo Bank Northwest, N.A. (f/k/a First Security Bank, N.A.), as Certificate Trustee, Wells Fargo Bank Nevada, National Association (f/k/a First Security Trust Company of Nevada), as Agent and Participants, dated as of August 17, 2001.

10.30 Third Amendment to Participation Agreement and Omnibus Amendment by and among LSI Logic, Wells Fargo Bank Northwest, N.A. (f/k/a First Security Bank, N.A.), as Certificate Trustee, Wells Fargo Bank Nevada, National Association (f/k/a First Security Trust Company of Nevada), as Agent and Participants, dated as of September 28, 2001.

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

         On October 25, 2001, pursuant to Item 5 to report information set forth in the Registrant's press release dated October 23, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              LSI LOGIC CORPORATION
                                              (Registrant)

Date: November 13, 2001                       By   /s/   Bryon Look
                                                   -------------------------
                                                         Bryon Look
                                              Executive Vice President &
                                                    Chief Financial Officer

                               INDEX TO EXHIBITS

10.24 First Amendment to Amended and Restated Participation Agreement by and among LSI Logic, ABN Amro Bank N.V., Keybank National Association, FBTC Leasing Corp., as Lessor, ABN Amro Bank N.V., as agent for Lessors and Participants, dated as of August 2, 2001.

10.25 Second Amendment to Amended and Restated Participation Agreement by and among LSI Logic, ABN Amro Bank N.V., Keybank National Association, FBTC Leasing Corp., as Lessor, ABN Amro Bank N.V., as agent for Lessors and Participants, dated as of August 17, 2001.

10.26 Third Amendment to Participation Agreement and Omnibus Amendment by and among LSI Logic, Banc of America Leasing & Capital LLC, as Lessor, Fleet National Bank, as Lessor Agent and as Agent and Participants, dated as of September 28, 2001.

10.27 Participation Agreement by and among LSI Logic, First Security Bank, N.A. as Certificate Trustee, First Security Trust Company of Nevada, as Agent and Participants, dated as of April 20, 2001.

10.28 First Amendment to Participation Agreement by and among LSI Logic, Wells Fargo Bank Northwest, N.A. (f/k/a First Security Bank, N.A.), as Certificate Trustee, First Security Trust Company of Nevada, as Agent and Participants, dated as of August 2, 2001.

10.29 Second Amendment to Participation Agreement by and among LSI Logic, Wells Fargo Bank Northwest, N.A. (f/k/a First Security Bank, N.A.), as Certificate Trustee, Wells Fargo Bank Nevada, National Association (f/k/a First Security Trust Company of Nevada), as Agent and Participants, dated as of August 17, 2001.

10.30 Third Amendment to Participation Agreement and Omnibus Amendment by and among LSI Logic, Wells Fargo Bank Northwest, N.A. (f/k/a First Security Bank, N.A.), as Certificate Trustee, Wells Fargo Bank Nevada, National Association (f/k/a First Security Trust Company of Nevada), as Agent and Participants, dated as of September 28, 2001.