Form 10-K
period 2001-12-31
LSI LOGIC CORP
filed 2002-03-26
CIK 703360

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------
(Mark One)

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                   OR
    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM           TO           .

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on March 8, 2002 as reported on the New York Stock Exchange, was approximately $18.58. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 8, 2002, the Registrant had 369,190,586 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following document are incorporated by reference into Parts III, of this Form 10-K Report: Proxy Statement for Registrant's 2002 Annual Meeting of Stockholders.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including the risk factors set forth below and elsewhere in this Report. See "Risk Factors" in Part I, Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Part II, Item 7 below. Statements made herein are as of the date of the filing of this Form 10-K with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. We expressly disclaim any obligation to update information presented herein, except as may otherwise be required by law.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     LSI Logic Corporation (together with its subsidiaries collectively referred to as LSI Logic or the Company and referred to as we, us and our) is a leader in the design, development, manufacture, and marketing of complex, high-performance integrated circuits and storage systems. We are focused on the four markets of consumer products, communications, storage components, and storage area network systems. Our integrated circuits are used in a wide range of communication devices, including devices used for wireless, broadband, data networking, and set-top box applications. We also provide other types of integrated circuit products and board-level products for use in consumer applications, high-performance storage controllers, and systems for storage area networks.

     We operate in two segments -- the Semiconductor segment and the Storage Area Network (SAN) Systems segment -- in which we offer products and services for a variety of electronic systems applications. Our products are marketed primarily to original equipment manufacturers (OEMs) who sell products targeted for applications in four major markets, which are:

     - Consumer Products;

     - Communications;

     - Storage Components; and

     - Storage Area Network Systems.

     In the Semiconductor segment, we use advanced process technology and comprehensive design methodologies to design, develop, manufacture and market highly complex integrated circuits. These system-on-a-chip solutions include both application specific integrated circuits, commonly referred to as ASICs and standard products, as well as Redundant Array of Independent Disks (RAID) host bus adapters and related products; and services. ASICs are designed for specific applications defined by the customer, whereas standard products are for market applications that we define. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II herein.

     We have developed methods of designing integrated circuits based on a library of building blocks of industry-standard electronic functions, interfaces, and protocols. Among these is our CoreWare design methodology. Our advanced submicron manufacturing process technologies allow our customers to combine one or more CoreWare library elements with memory and their own proprietary logic to integrate a highly complex, system-level solution on a single chip. (Our G10, G11, G12 and Gflx submicron process technologies are more fully described in the section on Manufacturing below.) We have developed and use complementary metal oxide semiconductor (CMOS) process technologies to manufacture our integrated circuits.

     In the SAN Systems segment, our enterprise storage systems are designed, manufactured, and sold by our wholly owned subsidiary -- LSI Logic Storage Systems, Inc. Our high-performance, highly scalable open storage area network systems and storage solutions are available through leading original equipment manufacturers, or OEMs, and a worldwide network of resellers. Products and solutions distributed through these channels may exclude LSI Logic Storage Systems' brand identification. When included, LSI Logic Storage Systems brand identity may appear alone or in tandem with third-party brand identification.

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

BUSINESS STRATEGY

  SEMICONDUCTOR BUSINESS STRATEGY

     Our objective is to continue to be an industry leader in the design and manufacture of highly integrated, complex integrated circuits and other electronic components and system-level products that provide our customers with silicon-based system-level solutions. To achieve this objective, our business strategy includes the following key elements:

     - Target Growth Markets and Selected Customers. We concentrate our sales and marketing efforts on leading OEM customers in targeted growth markets, led by the communications, consumer, storage components, and storage area network systems applications. Our engineering expertise is focused on developing technologies that will meet the needs of leading-edge customers in order to succeed in these market areas.

     - Emphasize CoreWare Methodology and System-on-a-Chip Capability. Our CoreWare design methodology enables the integration of one or more pre-designed circuit elements with customer-specified elements and memory to create system capabilities on a single chip. This results in higher product functionality, higher performance, greater differentiation, and faster time to market. We also have used this design methodology to develop proprietary standard products.

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

     - Provide Flexibility in Design Engineering. We engage with customers of our semiconductor products under various arrangements whereby the extent of the engineering support we provide will be determined in accordance with the customer's requirements. For example, a customer may primarily use its own engineers for substantial development of its product design and retain our support for silicon-specific engineering work. We also enter into engineering design projects, including those on a "turn-key" basis.

     - Maintain High-Quality and Cost-Effective Manufacturing. We operate our own manufacturing facilities in order to control our deployment of advanced wafer fabrication technology, our manufacturing costs, and our response to customer delivery requirements. We also use independent wafer foundry services when appropriate and may seek to fill unused capacity in our own foundries by offering such services to third parties. We perform substantially all of our packaging, assembly, and final test operations through subcontractors in Asia. Our production operations in Gresham, Oregon, and Tsukuba, Japan, and our assembly and test subcontractors in Asia are ISO-9002 certified, an important international measure for quality.

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

     SAN SYSTEMS BUSINESS STRATEGY

     - Highly Leveraged Core Competencies. In the SAN systems market, we leverage expertise used to develop our semiconductors, storage input/output components, storage management software, and storage systems in the development of scalable storage solutions. We use the full scope of our technical expertise to design and develop interoperable, easy-to-manage, leading price/performance products.

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

PRODUCTS AND SERVICES

  SEMICONDUCTOR PRODUCTS

     In our semiconductor components business, we design, manufacture and supply ASICs, standard products, host adapter boards and host adapter boards software to customers competing in global consumer, communications and storage markets.

     ASICs are semiconductors that are designed for a unique, customer-specified applications. Standard products, which incorporate our intellectual property building blocks, are sold directly to customers for incorporation into system-level products. Both our ASICs and standard products are predominantly designed and manufactured using our proprietary process technologies.

     Consumer Products. For the consumer market, we offer a broad array of products, including both application specific standard products and custom solutions.

     Consumer standard products. We design, develop, manufacture and sell semiconductor devices, software and reference designs for digital video and audio applications. We enable new digital video and audio applications. We are focused on providing solutions into rapidly growing applications such as DVD players, digital set-top boxes, cable modems, broadcast encoders, video editing systems, as well as emerging applications such as DVD recorders, home servers, residential gateways and personal video recorders.

     Consumer custom solutions. We also design, manufacture and sell systems on a chip (SoC) for consumer applications. We focus on consumer market segments employing our intellectual property portfolio, design methodology and turnkey product offerings (including manufacturing, assembly and test) to provide a complete solution. Our main focus is in the video game console market. We plan to expand into digital cameras and camcorders, portable digital audio and video, personal digital assistant multimedia products and other emerging multimedia applications where an effective standard solution is not available.

     In May 2001, LSI Logic acquired C-Cube Microsystems, Inc., a leader in digital media processing for $893.7 million. The acquisition of C-Cube enhanced the Company's presence in the worldwide cable modem, cable set-top box, DVD and other major consumer markets in the semiconductor segment. In addition, the acquisition enabled LSI Logic to have a strong market presence in the growing China semiconductor market.

  Storage Components

     Our ASIC and standard product solutions to customers in worldwide storage component markets make possible data storage and transmission between a host computer and peripheral devices such as magnetic and optical disk drives, scanners, printers, and disk and tape-based storage systems. We offer industry leading standard products including product families in Fibre Channel, SCSI, SCSI expanders, integrated circuits for motherboard or adapter applications, host adapter boards, and software. Our storage components also include a product family of PCI-RAID host adapters featuring IDE, SCSI and Fibre Channel interfaces, along with software and utilities for storage configuration and management. We also offer ASIC solutions to customers, who develop Fibre Channel SAN switches and host adapters, storage systems, and hard disk drive and tape peripherals. Our Fibre Channel offerings include the GigaBlaze high performance 2Gb/s FC transceiver and the Merlin family of high-performance Fibre Channel protocol controllers.

     We provide tools, libraries, semiconductor processes and packaging products that enable our OEM customers to reliably develop high-performance designs for advanced computer systems. We provide a suite of MIPS cores and ARM processors, in addition to industry-standard bus interface cores such as USB, IEEE 1394, and PCI.

  Communications and ASIC Technology

     Reflecting that ASIC technology is the primary method of engagement for LSI Logic in serving global communications markets, the Company in early 2002 announced the consolidation of its Communications business and its ASIC technology and product development activities.

     Communications products. We offer a blend of high-performance, high-integration and low-power silicon solutions that are pivotal in development of Internet infrastructure. We develop ASICs using ARM-based processor, digital signal processor (DSP), high-speed transceiver and mixed-signal cores. LSI Logic targets the following global communications markets: high speed metropolitan and wide area networks (WAN), optical networking, wireless communications infrastructure, wireless local area networks, home networking, residential broadband gateways, and digital subscriber lines (DSL).

     We develop and market a portfolio of standard, high-speed communications interfaces for our own standard products and as building block cores in customer-specific ASIC designs. LSI Logic focuses on serving customers in the Local Area Network (LAN) enterprise market, the emerging Metro sector and the Wide Area Network (WAN) telecommunications market.

  ASIC Technology

     Our CoreWare design methodology offers a comprehensive design approach for creating a system on a chip efficiently, predictably, and rapidly. Our CoreWare libraries include industry standard, intellectual property building blocks. Our emphasis on cell-based product lines reflects the market preference for use of this methodology to develop advanced integrated circuits. Customers obtain greater flexibility in the design of system-level products using our cell-based technology. Our CoreWare cells are connected together electronically to form an entire system on a single chip. These system-on-a-chip solutions can be used in ASICs or standard products focused on the communications, consumer and storage markets.

     Our ASIC customers utilize our engineering design capabilities in a variety of ways. Typically, the ASIC design process involves participation by both LSI Logic and customer engineers.

     We engage our customers early in their new system product development process and accept large design assignments where we share development costs with the customer. We provide advice on the product design strategies to optimize product performance and suitability for the targeted application. In addition, our capabilities include support in the areas of architecture and system-level design simulation, verification, and synthesis used in the development of complex integrated circuits.

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

  SAN SYSTEMS PRODUCTS

     In the SAN Systems segment, we offer a broad line of network storage that spans customer enterprises from workgroup to data center. Our product lines range from intelligent controller and drive modules to complete storage systems. These offerings allow our products to be integrated on a component basis or aggregated into a complete storage solution, increasing OEM flexibility in creating differentiated products. Modular products also allow our indirect channel partners to customize solutions, bundling our products with value-added components, software, and services.

     - SAN Storage. Our MetaStor brand storage systems, distributed by StorageTek and LSI Logic sales representatives are based on highly available and scalable hardware and software components integrated into fully tested storage area networks for the enterprise market.

     - MetaStor E-Series. The MetaStor E-Series storage systems for storage area networks combine fibre channel performance with our proprietary Multi-Pathing Architecture to deliver high performance for a wide variety of applications. Highly available and fully redundant dual-active controllers, efficiently managed with SANtricity Storage Manager software, differentiate our storage from that of our competitors.

     The MetaStor E-Series storage family supports all high-use operating systems, including Windows NT, Solaris(TM), HP-UX, AIX, SGI, IRIX, NetWare and Linux platforms. Our products allow customers to dynamically increase storage capacity from 36 gigabytes (billions of information bytes) to as much as 39 terabytes (trillions of information bytes) per system. Customers can expand storage to their computer applications, maintain redundant records and change configurations even when their systems are operating. The result is a growth-oriented, highly available, easy to manage system.

     - SANtricity Storage Manager Software. This storage management software enables users to consolidate storage through the SANshare storage-partitioning feature. In addition, this software provides a single management interface and remote access capabilities, allowing centralized management of all MetaStor storage. An enhanced graphical user interface makes the software quite easy to use. Other features provide for automatic device discovery and one-button configuration.

     - Network-Attached Storage. The MetaStor N-Series is a family of network-attached storage solutions that enables users to share files among a variety of hosts, regardless of operating systems, lowering the cost of ownership by consolidating storage and management functions in a single, open storage environment. Features include multi-protocol support, a high-performance file system, hot recovery point-in-time copies, flexible backup solutions, and enterprise-level storage management.

     - Storage Virtualization. The ContinuStor Director is an intelligent storage management system that provides storage virtualization, heterogeneous storage, and host support and local and remote mirroring capabilities. Storage Virtualization is an emerging method of managing storage without regard to its physical characteristics, enabling the interoperability of storage devices from different manufacturers in a more efficient manner. This generally results in a significant reduction of storage management complexity, improvements in capacity utilization and more cost-effective business continuance and disaster recovery implementations with respect to data storage.

     - Storage Controller Modules. Designed from the chip-level up, our storage controller modules support both Ultra2 SCSI and Fibre Channel interfaces. Using LSI Logic ASICs, the controllers deliver superior performance for both high-transaction volumes and large data block workloads. Combined with our drive modules, each controller module manages scalable capacity up to 39 terabytes. Modules can either be rack-mounted or installed desk-side configurations. Other features include HotScale technology for dynamic system expansion and reconfiguration, redundant dual-active controllers and automatic fail-over for maximum data availability.

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

     In 2001, LSI Logic Storage Systems, Inc. enhanced its entire product line when it introduced the E4600, the E4600HPCx and SANtricity Storage Manager 8.0 software. These new products extend the range of applicability to better serve market segments that demand the highest levels of connectivity, performance and storage capacity.

     We offer a toll-free 24 hours-a-day, 7 days-a-week technical support hotline for customers worldwide using the MetaStor line of network- and server-attached enterprise storage systems. We also offer a number of flexible services and support programs that allow customers to choose the level of telephone and onsite support appropriate to their needs.

MARKETING AND DISTRIBUTION

  SEMICONDUCTOR MARKETING AND DISTRIBUTION

     The highly competitive semiconductor industry is characterized by rapidly changing technology, short product cycles, and emerging standards. Our marketing strategy requires that we accurately forecast trends in the evolution of product and technology development. We must then act upon this knowledge in a timely manner to develop competitively priced products offering superior performance. As part of this strategy, we are active in the formulation and adoption of critical industry standards that influence the design specifications of our products. Offering products with superior price and performance characteristics is essential to satisfy the rapidly changing needs of our customers in the dynamic communications, consumer and storage markets.

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

  SAN SYSTEMS MARKETING AND DISTRIBUTION

     SAN systems products are sold worldwide both on a direct basis to OEMs and through indirect channels to end-users. The MetaStor brand of scalable SAN systems is exclusively marketed through a worldwide network of value-added resellers, system integrators and distributors. We closely manage these relationships to meet the diverse needs of end-users. Our marketing efforts are driven by an industry-wide trend toward the implementation of storage area networks to maximize performance, availability and efficiency.

     Our direct sales force provides customized SAN systems solutions generally to large, well-known manufacturers of computer equipment. Our product development strategy focuses on implementing the latest storage technologies to improve the performance of our hardware and software storage solutions. As a pioneer in the development of redundant array of independent disks (RAID) technology, and as a member of the Fibre Channel Industry Association and Storage Networking Industry Association, we are continually driving industry standards for fibre channel and SAN solutions.

     In January 2002, the Company and Storage Technology Corporation (StorageTek) announced an alliance under which StorageTek will become the worldwide master distributor of co-branded open storage products. Further, the companies will market a full line of scalable, high performance, high availability disk storage systems that will be engineered and manufactured by LSI Logic Storage Systems and sold, installed and supported by StorageTek.

CUSTOMERS

     We seek to leverage our expertise in the fields of communications, consumer, storage components and SAN systems by marketing our products and services to market leaders. Our strategic-account focus is on larger, well-known companies that produce high-volume products incorporating our semiconductors and storage system products. We recognize that this strategy may result in increased dependence on a limited number of customers for a substantial portion of our revenues. It is possible that we will not achieve significant sales volumes from one or more of the customers we have selected. While this could result in lower revenues and higher unit costs owing to an under-utilization of our resources, we believe this strategy provides us with the greatest opportunity to drive further growth in sales and unit volumes.

     We operate in a rigorous competitive environment and our continued success requires that we consistently develop and manufacture products that meet the needs of our customers. There is no assurance that we will achieve significant sales revenues from one or more of our strategic customers. This could result in lower revenues for our company.

     In 2001, Sony accounted for approximately 18% of our consolidated revenues. No other customer accounted for greater than 10% of consolidated revenues.

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

     We own and operate manufacturing operations in the United States, Japan, and Hong Kong. In January 2002, we announced a restructuring of the Japan manufacturing facility. In addition, we utilize external wafer foundries located in Taiwan and Malaysia. We use high-performance CMOS process technologies in the volume manufacture of our products. The production operations are fully computer-integrated to increase efficiency and reduce costs.

     Semiconductor process technologies are identified in terms of the size of channel length within the transistors, measured in millionths of a meter called "microns." The measurement of the channel length is expressed in two ways: effective electrical channel length and drawn gate length. The effective electrical channel length is smaller than the drawn gate length. In this Report on Form 10-K, we use the electrical effective channel length to identify our process technologies.

     Our advanced submicron manufacturing processes are capable of producing products with an effective electrical channel length within each transistor as small as 0.13-micron in our G12 technology. Our 0.18-micron (G11 process technology) allows up to 24 million usable gates on a single chip. Our G10 process technology is capable of producing 0.25-micron effective channel length products. We have a joint development technology for Gflx, a new flexible process technology capable of combining all of the system functions to create totally new classes of products on a single chip. The Gflx technology is more than twice as dense as the previous generation G12 process technology, allowing designers to incorporate added functions onto a single chip. The 0.10-micron effective channel length Gflx process technology offers 78 million usable logic gates. These advanced process technologies allow for greater circuit density and increased functionality on a single chip.

     A majority of our wafers are fabricated in our factories in Gresham, Oregon and Tsukuba, Japan. The rest of the wafers are manufactured at our external wafer foundries in Taiwan and Malaysia. The factories in Gresham and Tsukuba are ISO-9002 certified -- an important internationally recognized standard for quality. In July 1999, the older of the two Tsukuba factories, which produced 0.38-micron products, was closed after eleven years of service. This action was taken as part of a comprehensive restructuring and cost reduction plan commenced in 1998. In January 2002, the Company announced a restructuring of the Japan manufacturing facility. In October 2001, the manufacturing facility in Colorado Springs, Colorado, which produced 0.65-micron, 0.54-micron and 0.25-micron wafers, was closed after ten years of service. This action was taken as part of a comprehensive restructuring and cost reduction plan that commenced in April 2001.

     Our newest manufacturing facility is located in Gresham, Oregon on 325 acres outside of Portland. This facility is equipped for advanced manufacturing operations and is designed to accommodate our expansion requirements well into the foreseeable future. The plant is equipped to produce eight-inch wafers hosting products manufactured to the G10, G11, G12, and Gflx processes.

     On April 4, 2001, we announced a co-development and foundry supply agreement with Taiwan Semiconductor Manufacturing Company Ltd. (TSMC). This agreement is part of our strategy to "outsource," that is to procure a larger portion of our wafer requirements from external sources. As a result of our joint development efforts with TSMC we anticipate purchasing, consistent with our "outsourcing" strategy, such portion of our wafer volume requirements based on the 0.13-micron process technology that we do not manufacture ourselves. In addition, we anticipate being able to defer the need to expand our manufacturing capacity for the 0.13-micron technology beyond the time when products designed for that technology would begin volume production. We also anticipate collaborating with TSMC on further advancement in wafer fabrication technology.

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

     Development of advanced manufacturing technologies in the semiconductor industry frequently requires that critical selections be made as to those vendors from which essential equipment (including future enhancements) and after-sales services and support will be purchased. Some of our equipment selections require that we procure certain specific types of materials or components specifically designed to our specifications. Therefore, when we implement specific technology choices, we may become dependent upon certain sole-source vendors. Accordingly, our capability to switch to other technologies and vendors may be substantially restricted and a switch may involve significant expense and could delay our technology advancements and decrease manufacturing capabilities.

     The semiconductor equipment and materials industries also include a number of vendors that are relatively small and have limited resources. Several of these vendors supply us with equipment and/or services. We do not have long-term supply or service agreements with vendors of certain critical items, and shortages could occur in various essential materials due to interruption of supply or increased demand in the industry. Given the limited number of suppliers of certain of the materials and components used in our products, if we experience difficulty in obtaining essential materials in the future we cannot be assured that alternative suppliers will be available to meet our needs. Such disruptions could materially affect our operations, which could have a material adverse impact on our operating results and financial condition.

     The primary raw materials used in the manufacturing of semiconductors include raw wafers and certain chemicals used in the processing of semiconductors. The raw wafers are obtained primarily from suppliers in Japan and their U.S. subsidiaries, whereas other material inputs are obtained on a local basis. Our operations also depend upon a continuing adequate supply of electricity, natural gas and water. These energy sources have historically been available on a continuous basis and in adequate quantities for our needs. However, given the recent power shortage in California, it is possible that other areas of the country, including Oregon, may experience similar shortages. An interruption in the supply of raw materials or energy inputs for any reason would have an adverse effect on our manufacturing operations.

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

     SAN systems product and manufacturing designs are highly modularized for flexibility. Our manufacturing operations include Configure to Order and Assemble to Order capabilities. These processes have been implemented in an effort to reduce requisite lead times for the delivery of product.

     - US Manufacturing. Our US manufacturing facility in Wichita, Kansas, assembles and tests high performance array controllers, rack-mount modules and complete storage systems.

     ISO-9001 certification at our Kansas manufacturing facility has been maintained since April 1992. This facility is currently certified ISO 9001:2000 compliant as of October 2001. Product quality is achieved through employee training, automated testing, and sample auditing. Supply line management extends quality through the component and subassembly supplier base with continuous reporting and supplier/product qualification programs.

     - European Manufacturing. The Company maintains a manufacturing facility in Cork, Ireland through an agreement with Flextronics International Ltd. This facility is capable of assembly and testing of high performance array controllers, rack-mount modules and complete storage systems.

     The Irish site was established to provide flexibility in satisfying European demand and to serve as a backup site in the event natural or human-made disasters affect the manufacturing capacity of the Wichita, Kansas facility. The Irish site is certified as ISO 9001:2000 compliant as of December 2001.

     Our SAN systems manufacturing operations are based primarily on an integrated Enterprise Resource Planning (ERP) manufacturing application system purchased from a third party. This ERP system is augmented with several of our proprietary software tools that support the production process through automated product configuration and automated electronic testing. Failure of these systems would cause a disruption in the manufacturing process and could result in delays of product shipments and/or customer billings.

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

     Our major competitors include large domestic companies such as IBM Corporation, Agere Systems, Inc., Texas Instruments, Inc., and Agilent Technologies, Inc. Other competitors in strategic markets include Adaptec, Inc., QLogic Corporation, PMC-Sierra, Inc., Broadcom Corporation, and Conexant Systems, Inc.

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

     We believe that we presently compete favorably with respect to these factors. It is possible, however, that other custom design solutions will be developed by our competitors that could have a material adverse impact on our competitive position. Our competitors may also decide from time to time to aggressively lower prices of products that compete with us in order to sell related products or achieve strategic goals. Strategic pricing by competitors can place strong pricing pressure on our products in certain transactions, resulting in lower selling prices and lower gross profit margins for those transactions.

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

     Our failure to compete successfully with respect to any of these or other factors could have a material adverse effect on our results of operations and financial condition. Our SAN systems products compete primarily with products from independent storage providers such as EMC Corporation, Hitachi Data Systems Corporation and MTI Technology Corporation. In addition, many of our current and potential customers in this market have internal storage divisions that produce products that compete directly or indirectly with our storage-system products. There is no assurance that these customers, which include Hewlett-Packard Company, IBM Corporation, Sun Microsystems, Inc., Silicon Graphics and NCR, will continue to purchase our storage systems products.

PATENTS, TRADEMARKS AND LICENSES

     The Company has filed a number of patent applications and currently holds numerous patents, expiring from 2002 to 2021, relating to certain of our products and technologies in both the Semiconductor and the SAN Systems segments. In both segments, we also maintain trademarks for certain of our products and services and claim copyright protection for certain proprietary software and documentation. Patents, trademarks, and other forms of protection for our intellectual property are important, but we believe our future success principally depends upon the technical competence and creative skills of our personnel.

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

     Please see Item 3, Legal Proceedings for information regarding pending patent litigation against LSI; please also refer to the additional risk factors set forth in the Risk Factors section; and Note 12 of the Notes to Consolidated Financial Statements for additional information.

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

     We operate research and development facilities in California, Colorado, Oregon and Kansas. The following table shows our expenditures on research and development activities for each of the last three fiscal years (in thousands).

YEAR                                                         AMOUNT    PERCENT OF REVENUE
----                                                        --------   ------------------
2001......................................................  $503,108           28%
2000......................................................  $378,936           14%
1999......................................................  $297,554           14%

     Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities and subcontracting costs.

WORKING CAPITAL

     Information regarding our working capital practices is incorporated herein by reference from Item 7 of Part II hereof under the heading "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Financial Condition and Liquidity".

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     This information is included in Note 11 ("Segment Reporting") of Notes to Financial Statements and Supplementary Data, which information is incorporated herein by reference to Item 8 of Part II hereof.

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

EMPLOYEES

     As of December 31, 2001, we had 6,737 full-time employees.

     In January 2002, the Company announced a series of restructuring actions to tailor the Company to its current lower level of revenues. These actions included reducing the worldwide workforce by approximately 1,400 positions or 20 percent of the Company's workforce.

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

SEASONALITY

     The Company's business is largely focused on the communications and consumer products markets. As a result, the Company's results may follow a seasonal pattern, with stronger growth in the second half of the year, reflecting the buying patterns of the Company's customers.

                                  RISK FACTORS

     Keep these risk factors in mind when you read "forward-looking" statements elsewhere in this Form 10-K and in the documents incorporated herein by reference. These are statements that relate to our expectations for future events and time periods. Generally, the words, "anticipate," "expect," "intend' and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and actual results could differ materially from those anticipated in the forward-looking statements.

     We operate in a cyclical industry and a general economic downturn may reduce our revenues. The semiconductor industry is cyclical in nature and is characterized by wide fluctuations in product supply and demand. In 2001, the economic growth in the United States slowed significantly, which in turn, led to a severe downturn in the semiconductor industry. During a period of industry overcapacity, profitability can drop sharply as factory utilization declines and high fixed costs of operating wafer fabrication facilities are spread over a lower net revenue base. The Company's overall business bottomed in 2001 and the Company is on track to restore profitability in the near future. However, any additional terrorist activities may adversely affect the U.S. economy. In turn, we may face interruption of production and services due to increased security measures in light of recent terrorist activities, which may affect the recovery of the Company in 2002 and adversely impact its operating results and financial condition.

     Our product and process development activities occur in a highly competitive environment characterized by rapid technological change. The Semiconductor and SAN Systems segments in which we conduct business are characterized by rapid technological change, short product cycles and evolving industry standards. We believe our future success depends, in part, on our ability to improve on existing technologies and to develop and implement new ones in order to continue to reduce semiconductor chip size and improve product performance and manufacturing yields. We must also be able to adopt and implement emerging industry standards and to adapt products and processes to technological changes. If we are not able to implement new process technologies successfully or to achieve volume production of new products at acceptable yields, our operating results and financial condition will be adversely impacted.

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

     We do not control the timing or size of orders for our products. We generally do not have long-term volume production contracts with our customers. There is a risk that we will be unable to meet sudden increases in demand beyond our current manufacturing capacity, which may result in additional capital expenditures and production costs. On the other hand, order volumes below anticipated levels may result in the under-utilization of our manufacturing facilities, resulting in higher per unit costs, which could adversely affect our operating results and financial condition.

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

     Operations at any of our primary manufacturing facilities, or at any of our test and assembly subcontractors, may be disrupted for reasons beyond our control, including work stoppages, fire, earthquake, floods or other natural disasters. Recently, California experienced a power shortage. Any future shortages could subject us to electrical "blackouts" or other unscheduled interruption of electrical power.

     We outsource a substantial portion of wafers manufactured. The Company has developed outsourcing arrangements for the manufacture of some of its products based on a process technology that the Company does not possess. There is no assurance that the third party manufacturer will be able to produce and deliver wafers that meet the Company's specifications or that it will be able to provide successfully the process technology it has committed. If the third party is not able to deliver products and process technology on a timely and reliable basis, the Company's results of operations could be adversely affected.

     We have significant capital requirements to maintain and grow our business. In order to remain competitive, we must continue to make significant investments in new facilities and capital equipment. During 2002, we anticipate that we will spend less than $200 million on capital assets and that we will be required to spend potentially larger amounts thereafter. In addition, the high level of capital expenditures required to remain competitive results in relatively high fixed costs. If demand for our products does not absorb additional capacity, the fixed costs and operating expenses related to increases in our production capacity could have a material adverse impact on our operating results and financial condition.

     We finance our capital expenditure needs from operating cash flows, bank financing and capital market financing. As of December 31, 2001, we had convertible notes outstanding of approximately $1.3 billion. As of December 31, 2001, we have two operating leases financed by several commercial banks. We may need to seek additional equity or debt financing from time to time, including issuance of warrants and cannot be certain that additional financing will be available on favorable terms. Moreover, any future equity or convertible debt financing will decrease the percentage of equity ownership of existing stockholders and may result in dilution, depending on the price at which the equity is sold or the debt is converted.

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

     We do business in Europe and face risks associated with the Euro. A new European currency was implemented in January 1999 to replace the separate currencies of eleven western European countries, and beginning in January 2002, was the only effective currency in these countries. This has required changes in our operations as we modified systems and commercial arrangements to deal with the new currency.

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

     We are dependent on a limited number of customers. We are increasingly dependent on a limited number of customers for a substantial portion of revenues as a result of our strategy to focus our marketing and selling efforts on select, large-volume customers. One customer represented 18% of our total consolidated revenues for the year ended December 31, 2001. In the Semiconductor segment, one customer represented 21% of total Semiconductor revenues for the year ended December 31, 2001. In the SAN Systems segment, there were two customers with revenues representing 21% each, and one customer with revenues representing 13% of total SAN Systems revenues for the year ended December 31, 2001.

     Our operating results and financial condition could be affected if:

     - we do not win new product designs from major customers;

     - major customers reduce or cancel their existing business with us;

     - major customers make significant changes in scheduled deliveries; or

     - there are declines in the prices of products that we sell to these customers.

     We utilize indirect channels of distribution over which we exercise limited control. We derive a material percentage of product revenues from independent reseller and distributor channels. Our financial results could be adversely affected if our relationship with these resellers or distributors were to deteriorate or if the financial condition of these resellers or distributors were to decline. Given the current economic environment, the risk of distributors going out of business is significantly increased. In addition, as our business grows, we may have an increased reliance on indirect channels of distribution. There can be no assurance that we will be successful in maintaining or expanding these indirect channels of distribution. This could result in the loss of certain sales opportunities. Furthermore, the partial reliance on indirect channels of distribution may reduce our visibility with respect to future business, thereby making it more difficult to accurately forecast orders.

     Our Company operations are affected by cyclical fluctuations. The Semiconductor and SAN Systems segments in which we compete are subject to cyclical fluctuations in demand. In 2001, we experienced declines in sales or the prices of our products as a result of the following:

     - rapid technological change, product obsolescence, and price erosion in our products;

     - maturing product cycles in our products or products sold by our customers;

     - increases in worldwide manufacturing capacity for semiconductors, resulting in declining prices; reduced product demand;

     - excess inventory within the supply chain; and

     - decline of the United States and worldwide economy, causing declines in our product markets or the markets of our suppliers and customers.

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

     Mergers and acquisitions of high-technology companies bear inherent risks. No assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. We must manage any growth effectively. Failure to manage growth effectively and to integrate acquisitions could adversely affect our operating results and financial condition.

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

     The price of our securities may be subject to wide fluctuations. Our stock has experienced substantial price volatility, particularly as a result of quarterly variations in results, the published expectation of analysts, and as a result of announcements by our competitors and us. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of such companies. In addition, the price of our securities may also be affected by general global, economic and market conditions, and the cost of operations in one or more of our product markets. While we cannot predict the individual effect that these factors may have on the price or our securities, these factors, either individually or in the aggregate, could result in significant variations in price during any given period of time. These fluctuations in our stock price also impact the price of our outstanding convertible securities and the likelihood of the convertible securities being converted into cash or equity. If we are required to redeem any of the convertible securities for cash it may affect our liquidity position.

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

     As is typical in the high technology industry, from time to time we have received communications from other parties asserting that certain of our products, processes, technologies or information infringe upon their patent rights, copyrights, trademark rights or other intellectual property rights. We regularly evaluate such assertions. In light of industry practice, we believe with respect to existing or future claims that any licenses or other rights that may be necessary can generally be obtained on commercially reasonable terms. Nevertheless, there is no assurance that licenses will be obtained on acceptable terms or that a claim will not result in litigation or other administrative proceedings. Resolution of whether the Company's product or intellectual property has infringed on valid rights held by others could have a material adverse effect on the Company's financial position or results of operation and may require material changed in production processes and products

     See Item 3 "Legal Proceedings" contained in Part I of this Report.

     We must attract and retain key employees in a highly competitive environment. Our employees are vital to our success and our key management, engineering and other employees are difficult to replace. We do not generally have employment contracts with our key employees. We do, however, maintain key person life insurance for one of our employees. The expansion of high technology companies in Silicon Valley, Colorado, Oregon and elsewhere where we operate our business has increased demand and competition for qualified personnel, and despite the economic slowdown, competition for these personnel is intense. Our continued growth and future operating results will depend upon our ability to attract, hire and retain significant numbers of qualified employees.

     See also the Critical Accounting Policies contained in Part II, Item 7 of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.  PROPERTIES

     The Company's Milpitas facilities are leased and contain the Company's corporate executive headquarters (for both the Semiconductor segment and the SAN Systems segment), administration and engineering offices. The Company maintains leased facilities in Fremont California, housing engineering offices, logistics and warehouses.

     The Company owns the land and buildings housing its manufacturing facilities for the Semiconductor segment in Gresham, Oregon, Tsukuba, Japan, Fort Collins, Colorado, and owns the manufacturing control, assembly and test facilities in Tsuen Wan, Hong Kong.

     In April 2001, the Company announced the closure of its Colorado Springs fabrication facility in August 2001. In May 2001, the Company entered into a definitive agreement to sell the facility to a third party. On August 1, 2001, the Company announced the termination of the agreement to sell the facility. The Company closed the facility in October 2001 and intends to dispose the assets within the next 12 months.

     In September 2001, the Company announced the consolidation of its U.S. manufacturing operations at Gresham, Oregon, and the transfer of process research and development from Santa Clara, California, to Gresham, Oregon. As a result, the Company closed the Santa Clara manufacturing facility. The lease for this facility will expire in 2003. The Company does not plan on subleasing this facility at this time.

     In the SAN Systems segment, the Company owns the manufacturing and executive offices site in Wichita, Kansas.

     In addition, we maintain leased sales and engineering offices, regional office space for our field sales, marketing and design center offices for both our Semiconductor segment and our SAN Systems segment at various locations in North America, Europe, Japan and elsewhere in Asia. We also maintain design centers at various distributor locations. We also maintain leased executive offices, design centers and sales offices in Bracknell, UK and Tokyo, Japan. Leased facilities described above are subject to operating leases that expire in 2002 through 2011. (See Note 12 of Notes to Consolidated Financial Statements.)

     We have plans to acquire additional equipment for some of the above facilities, but we believe that our existing facilities and equipment are well maintained, in good operating condition, suitable for our operations and are adequate to meet our current requirements.

ITEM 3.  LEGAL PROCEEDINGS

     In late 1995, a lawsuit was filed by certain former shareholders of our Canadian subsidiary ("LSI Canada") in the Court of Queen's Bench of Alberta, Judicial District of Calgary (the "Court") in which the question of LSI Canada's value at September 7, 1995 is to be determined. At present, parties representing approximately 580,000 shares are contesting the value of $4.00 (Canadian) that was paid to the other former shareholders of LSI Canada at the time all shares of LSI Canada not then owned by the Company were acquired by the Company. Following a hearing held in March 2001, the Court dismissed the motion of the former shareholders that challenged the proprietary of the fair value proceedings initiated by LSI Canada and the jurisdiction of the Court to adjudicate the matter. In addition, the Court ruled that the portions of the application of the former shareholders to initiate a claim based upon allegations that our actions and certain named (former) directors and a (former) officer of LSI Canada were oppressive of the rights of minority shareholders of LSI Canada were to be struck and the balance of the claims were stayed. The Court also directed all of the litigants to recommence preparation for trial in the fair value proceeding and advised the litigants of the Court's intention to schedule a date for trial of that matter as soon as practicable. While we cannot give any assurances regarding the resolution of these matters, we believe that the final outcome will not have a material adverse effect on our consolidated results of operations or financial condition. No assurance can be given, however, that these matters will be resolved without our becoming obligated to make payments or to pay other costs to the opposing parties, with the potential for having an adverse effect on our financial position or results of operations.

     In February 1999, a lawsuit alleging patent infringement was filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation, Limited Partnership against 88 electronics industry companies, including us. The case number is CIV990377PHXRGS. The patents involved in this lawsuit are alleged to relate to semiconductor manufacturing and computer imaging, including the use of bar coding for automatic identification of articles. In September 1999, we filed an answer denying infringement, raising affirmative defenses and asserting a counterclaim for declaratory judgment of non-infringement, invalidity and unenforceability of Lemelson's patents. In December 2001, the court held a hearing on Cypress Semiconductor's and plaintiff's cross-motions for summary judgment with respect to the 4,390,586 patent. In February 2002, the court denied Cypress Semiconductor's motion for summary judgment. The court also granted the plaintiff's cross motion in part with respect to Cypress Semiconductor and denied the cross-motion with respect to all other defendants. These activities are ongoing, and as yet, no trial date has been set. While we cannot make any assurance regarding the eventual resolution of this matter, we do not believe it will have a material adverse effect on our consolidated results of operations or financial condition.

     U.S. Philips Corporation, a subsidiary of Royal Philips Electronics of Netherlands, filed suits on October 17, 2001 in the U.S. District Court in New York against eight companies, including us, for allegedly infringing and inducing others to infringe Philips U.S. Patent Number 4,689,740. This patent is directed to devices and methods used with the Inter-Integrated Circuit Bus. While we cannot make any assurance regarding the eventual resolution of this matter, we do not believe it will have a material adverse effect on our consolidated results of operations or financial condition.

     The Company is a party to other litigation matters and claims that are normal in the course of its operations, and while the results of such litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters is not expected to have a material adverse effect on the Company's consolidated results of operations and financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows:

NAME                              AGE                      POSITION
----                              ---                      --------
Wilfred J. Corrigan.............  64    Chairman and Chief Executive Officer
John D'Errico...................  58    Executive Vice President, Storage Components
Thomas Georgens.................  42    Executive Vice President, SAN Systems
Jon R. Gibson...................  54    Vice President, Human Resources
Bryon Look......................  48    Executive Vice President and Chief Financial
                                        Officer
W. Richard Marz.................  58    Executive Vice President, Communications & ASIC
                                        Technology
David G. Pursel.................  56    Vice President, General Counsel and Secretary
Giuseppe Staffaroni.............  50    Executive Vice President, Consumer Products
Frank A. Tornaghi...............  47    Executive Vice President, Worldwide Sales
Joseph M. Zelayeta..............  55    Executive Vice President, Worldwide Operations

     Mr. Corrigan has been associated with the Company in his present position for more than the past five years.

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

     Jon Gibson was named Vice President, Human Resources in November, 2001. He joined LSI in September 1984, as Employee Relations Manager. Mr. Gibson was named Director of Human Resources in October 1987. From March 1999 until November 2001, Mr. Gibson served as Senior Director of Human Resources.

     Bryon Look was named Executive Vice President and Chief Financial Officer in November 2000. Mr. Look joined us in March 1997 as Vice President, Corporate Development and Strategic Planning. Prior to joining LSI, during a 21-year career at Hewlett-Packard Company, a computer company, he held a variety of management positions in finance and research and development, with the most recent position being Manager of Business Development for Hewlett-Packard's Corporate Development department.

     W. Richard Marz joined the Company in September 1995 as Senior Vice President, North American Marketing and Sales, and was named Executive Vice President, Geographic Markets in May 1996, a position he held until July, 2001. In July 2001, he was named Executive Vice President, ASIC Technology. In January 2002, he was named Executive Vice President, Communications and ASIC Technology.

     David G. Pursel was named Vice President, General Counsel and Secretary in June 2000. He joined LSI Logic in February 1996 as Associate General Counsel, Chief Intellectual Property Counsel, and Assistant Secretary.

     Giuseppe Staffaroni was named Executive Vice President, Consumer Products in January 2002. Prior to that he was named Executive Vice President Broadband Communications Group, in November 2000, having served as Vice President and General Manager of the Broadband Communications Group since November 1999. Mr. Staffaroni joined LSI Logic in 1990 as Director of Engineering in the Company's Milan, Italy design center. From January 1996 to October 1997, he was Director of Marketing, and from November 1997 to October 1999, he was Vice President and General Manager of the Communications Product Division. Prior to joining LSI Logic, Mr. Staffaroni held management positions at Texas Instruments and AT&T Microelectronics.

     Frank A. Tornaghi was named Executive Vice President, Worldwide Sales in July 2001. Since joining the Company in 1984, Mr. Tornaghi has held several management positions in sales at LSI Logic and was named a vice president in 1993. Most recently, he served as Vice President, North America Sales, from May 1993 to July 2001.

     Joseph M. Zelayeta was named Executive Vice President, Worldwide Operations, in September 1997. Mr. Zelayeta joined the Company in 1981. From August 1995 to September 1997, he served as Senior Vice President of Research and Development, and General Manager of U.S. Operations.

     There are no family relationships between any executive officers and directors.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     On January 25, 2000, we announced a two-for-one stock split, which was declared by the Board of Directors as a 100% stock dividend payable to stockholders of record on February 4, 2000, as one new share of common stock for each share held on that date. The newly issued common stock shares were distributed on February 16, 2000. In the following table, market prices of our common stock have been restated to give retroactive recognition to the two-for-one common stock split.

     Our stock trades on the New York Stock Exchange under the symbol "LSI." The high and low sales prices for the stock for each full quarterly period within the two most recent fiscal years as reported on the Exchange are:

                                                              2001             2000
                                                         --------------   --------------
First Quarter..........................................  $15.73 - 24.99   $30.00 - 88.25
Second Quarter.........................................  $13.97 - 22.76   $43.00 - 74.94
Third Quarter..........................................  $10.80 - 24.81   $28.88 - 60.00
Fourth Quarter.........................................  $11.19 - 19.24   $16.43 - 32.63
                                                         --------------   --------------
Year...................................................  $10.80 - 24.99   $16.43 - 88.25
                                                         ==============   ==============

     At March 8, 2002, there were approximately 4,408 owners of record of our common stock.

     We have never paid cash dividends on our common stock. It is presently our policy to reinvest our earnings internally, and we do not anticipate paying any cash dividends to stockholders in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                         FIVE YEAR CONSOLIDATED SUMMARY

                                                                            YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------------------------
                                                           2001          2000         1999         1998         1997
                                                        -----------   ----------   ----------   ----------   ----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues..............................................  $ 1,784,923   $2,737,667   $2,089,444   $1,516,891   $1,322,626
                                                        -----------   ----------   ----------   ----------   ----------
Costs and expenses:
  Cost of revenues....................................    1,160,432    1,557,232    1,286,844      884,598      694,274
  Additional excess inventory and related charges.....      210,564       11,100           --           --           --
                                                        -----------   ----------   ----------   ----------   ----------
    Total cost of revenues............................    1,370,996    1,568,332    1,286,844      884,598      694,274
  Research and development............................      503,108      378,936      297,554      291,125      229,735
  Selling, general and administrative.................      307,310      306,962      257,712      226,258      196,359
  Acquired in-process research and development........       96,600       77,438        4,600      145,500        2,850
  Restructuring of operations and other non-recurring
    items, net........................................      219,639        2,781       (2,063)      75,400           --
  Amortization of non-cash deferred stock
    compensation......................................      104,627       41,113           --           --           --
  Amortization of intangibles.........................      188,251       72,648       46,625       22,369        4,472
                                                        -----------   ----------   ----------   ----------   ----------
    Total costs and expenses..........................    2,790,531    2,448,210    1,891,272    1,645,250    1,127,690
                                                        -----------   ----------   ----------   ----------   ----------
(Loss)/income from operations.........................   (1,005,608)     289,457      198,172     (128,359)     194,936
Interest expense......................................      (44,578)     (41,573)     (39,988)      (8,865)      (1,860)
Interest income and other, net........................       14,529       51,766       17,640       (8,952)      34,891
Gain on sale of equity securities.....................        5,302       80,100       48,393       16,671           --
                                                        -----------   ----------   ----------   ----------   ----------
(Loss)/income before income taxes, minority interest
  and cumulative effect of change in accounting
  principle...........................................   (1,030,355)     379,750      224,217     (129,505)     227,967
(Benefit)/provision for income taxes..................      (39,198)     142,959       65,030        9,905       60,819
                                                        -----------   ----------   ----------   ----------   ----------
(Loss)/income before minority interest and cumulative
  effect of change in accounting principle............     (991,157)     236,791      159,187     (139,410)     167,148
Minority interest in net income of subsidiary.........          798          191          239           68          727
                                                        -----------   ----------   ----------   ----------   ----------
(Loss)/income before cumulative effect of change in
  accounting principle................................     (991,955)     236,600      158,948     (139,478)     166,421
Cumulative effect of change in accounting principle...           --           --      (91,774)          --       (1,440)
                                                        -----------   ----------   ----------   ----------   ----------
Net (loss)/income.....................................  $  (991,955)  $  236,600   $   67,174   $ (139,478)  $  164,981
                                                        ===========   ==========   ==========   ==========   ==========
Basic earnings per share:
    (Loss)/income before cumulative effect of change
      in accounting principle.........................  $     (2.84)  $     0.76   $     0.54   $    (0.49)  $     0.59
    Cumulative effect of change in accounting
      principle.......................................           --           --        (0.31)          --           --
                                                        -----------   ----------   ----------   ----------   ----------
    Net (loss)/income.................................  $     (2.84)  $     0.76   $     0.23   $    (0.49)  $     0.59
                                                        ===========   ==========   ==========   ==========   ==========
Diluted earnings per share:
    (Loss)/income before cumulative effect of change
      in accounting principle.........................  $     (2.84)  $     0.70   $     0.51   $    (0.49)  $     0.57
    Cumulative effect of change in accounting
      principle.......................................           --           --        (0.28)          --           --
                                                        -----------   ----------   ----------   ----------   ----------
    Net (loss)/income.................................  $     (2.84)  $     0.70   $     0.23   $    (0.49)  $     0.57
                                                        ===========   ==========   ==========   ==========   ==========
Year-end status:
  Total assets........................................  $ 4,625,772   $4,197,487   $3,206,605   $2,823,805   $2,155,365
  Long-term obligations...............................  $ 1,630,367   $1,067,704   $  926,228   $  883,649   $  166,239
  Stockholders' equity................................  $ 2,479,885   $2,498,137   $1,855,832   $1,524,473   $1,586,382
                                                        -----------   ----------   ----------   ----------   ----------

     The Company's fiscal years ended on December 31 in 2001, 2000, 1999, 1998 and 1997. During 2001, the Company recorded a $97 million in-process research and development ("IPR&D") charge associated with the acquisitions of C-Cube and AMI, which were effective on May 11, 2001 and August 31, 2001, respectively. In addition, the Company recorded $220 million in restructuring of operations and other non-recurring items, net and $105 million in amortization of non-cash deferred stock compensation. (See Notes 2 and 4 of the Notes to the Consolidated Financial Statements.) During 2000, the Company recorded a $77 million IPR&D charge associated with the acquisitions of ParaVoice, DataPath, IntraServer and the purchases of divisions of NeoMagic and Cacheware. In addition, the Company recorded $41 million in non-cash deferred stock compensation as a result of the adoption of FASB interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which was effective July 1, 2000. (See Note 2 of the Notes to the Consolidated Financial Statements.) During 1999, the Company expensed an unamortized preproduction balance of $92 million, net of taxes, associated with the manufacturing facility in Gresham, Oregon and has presented it as a cumulative effect of a change in accounting principle in accordance with SOP No. 98-5, "Reporting on the Costs of Start-up Activities." (See Note 1 of the Notes to the Consolidated Financial Statements.) During 1998, the Company reported a charge for restructuring of operations and other non-recurring items, net of $75 million and a $146 million IPR&D charge related to the acquisition of Symbios on August 6, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We operate in an industry sector where stock values are highly volatile and may be influenced by economic and other factors beyond our control. We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors. See additional discussion contained in "Risk Factors" set forth in Part I, Item 1 of this Annual Report on Form 10-K for the year ended December 31, 2001, which is incorporated by reference into this Part II, Item 7.

     Statements in this discussion and analysis include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. These statements involve known and unknown risks and uncertainties. Our actual results in future periods may be significantly different from any future performance suggested in this report. Risks and uncertainties that may affect our results may include, among others:

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     - The current economic downturn;

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

     We have international subsidiaries and distributors that operate and sell our products globally. Further, we purchase a substantial portion of our raw materials and manufacturing equipment from foreign suppliers and incur labor and other operating costs in foreign currencies, particularly in our Japanese manufacturing facilities. As a result, we are exposed to the risk of changes in foreign currency exchange rates or declining economic conditions in these countries. We utilize forward exchange and purchased currency option contracts to manage our exposure associated with net asset and liability positions and cash flows denominated in non-functional currencies. (See Note 6 of the Notes to the Consolidated Financial Statements, hereafter referred to as the Notes.) There is no assurance that these hedging transactions will eliminate exposure to currency rate fluctuations that could affect our operating results.

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

CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Note 1 of the Notes describes the significant accounting policies essential to the consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures.

     We believe the following to be critical accounting policies. That is, they are both important to the portrayal of the Company's financial condition and results, and they require critical management judgments and estimates about matters that are inherently uncertain. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ from our estimates.

     Inventory reserves. We establish reserves for estimated excess or obsolete inventory based upon assumptions about demand and market conditions generally over the following 12 months. We operate in a volatile industry sector characterized by rapid changes in technology and market conditions.

     Valuation of long-lived and intangible assets and goodwill. We operate our own wafer fabrication facilities and make significant capital expenditures to ensure that we are technologically competitive. In addition, we have actively pursued the acquisition of businesses which have resulted in significant goodwill and intangible assets. We assess the impairment of long-lived assets, identifiable intangibles and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors which we consider could trigger an impairment review include the following: (i) significant negative industry or economic trends; (ii) exiting an activity in conjunction with a restructuring of operations; (iii) current, historical or projected losses that demonstrate continuing losses associated with an asset; or
(iv) a significant decline in our market capitalization relative to net book value. When we determine that there is an indicator that the carrying value of long-lived assets, identifiable intangibles and related goodwill may not be recoverable, we measure impairment based on estimates of future cash flow. These estimates include assumptions about future conditions within the Company and the industry.

     Restructuring reserves. We have recorded reserves for restructuring costs related to the restructuring of operations. The restructuring costs include payments to employees for severance, lease and contract termination fees, decommissioning costs for fabrication equipment, and other costs to close facilities. The reserves are recorded at the time we announce a plan to exit certain activities and are based on estimates of the costs and length of time to exit those activities.

     Income taxes. We have recorded a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.

OVERVIEW

     Revenues decreased 35% to $1.78 billion in 2001 from $2.74 billion in 2000. The decrease was primarily the result of decreased demand, most notably for products used in broadband access, networking infrastructure, storage infrastructure applications, and storage area network ("SAN") systems, reflecting the economic downturn in the industry. The decline in revenues was partially offset by the additional revenues from acquisitions of C-Cube Microsystems, Inc. ("C-Cube") and the RAID division of American Megatrends, Inc. ("AMI") in 2001.

     Gross profit margin decreased to 23% in 2001 from 43% in 2000 primarily as a result of decreased revenue for higher margin products, higher manufacturing variances and period costs as a percentage of revenues and additional excess inventory and related charges of $210.6 million for 2001 as compared to $11.1 million in 2000. The decrease in gross profit margin was offset in part by cost-saving measures undertaken during 2001 discussed further in Note 4 of the Notes. Operating expenses increased 61% to $1.4 billion in 2001 from $880 million in 2000. The increase was primarily a result of the operating expenses of C-Cube and AMI, a $219.6 million charge for restructuring and other non-recurring items, net, and other acquisition-related charges of $96.6 million for in-process research and development ("IPR&D"), $104.6 million for amortization of non-cash deferred stock compensation and $188.3 million in amortization of intangibles. (See Notes 2 and 4 of the Notes.) Research and development ("R&D") costs increased by $124.2 million in 2001 due to additional costs incurred in connection with acquisitions in 2001 and continued core business spending, which was offset in part by cost-saving measures undertaken during the year. Selling, general and administrative ("SG&A") costs remained relatively flat from year to year. Incremental, post-acquisition SG&A expenses of C-Cube and AMI were largely offset by cost-saving measures undertaken during the year. For the years ended December 31, 2001 and 2000, gains on sale of investments in equity securities were $5.3 million and $80.1 million, respectively. For the year ended December 31, 2001, we recorded a net loss of $992.0 million, or $2.84 loss per diluted share, compared to net income for the same period in 2000 of $236.6 million, or $0.70 income per diluted share. A further discussion on results of operations is covered below.

     Cash and short-term investments decreased by 11% to $1.01 billion as of December 31, 2001 from $1.13 billion as of December 31, 2000. The decrease is primarily attributable to lower cash flows from our continuing operations. Some of the major transactions that impacted cash and short-term investments during the year were as follows:

     - Payments for acquisitions made in 2001.

     - In the third quarter of 2001, we amended the master lease and security agreements entered into in April 2001 and March 2000. (See Note 12 of the Notes.) Pursuant to the amendments, we participated as a debt holder in the lease transactions replacing some of the existing banks. As of December 31, 2001, our debt contribution of $242 million was recorded as non-current assets on the balance sheet. We cash collateralized $54 million of the remaining debt and equity investments of the lessors. This was also recorded as non-current assets and deposits.

     - On October 30, 2001, we issued $490 million of 4% Convertible Subordinated Notes due in 2006, increasing our long term liabilities to $1.5 billion at December 31, 2001 from $936.1 million at December 31, 2000. (See Note 8 of the Notes.)

     Our significant cash position provides us with the capital to make strategic acquisitions and to continue investing in key technologies.

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

     Acquisitions and other major transactions. We are continually exploring strategic acquisitions that build upon our existing library of intellectual property and increase our leadership position in the markets where we operate.

  2001

     During 2001, we acquired C-Cube Microsystems Inc. and certain tangible and intangible assets associated with the Redundant Array of Independent Disks, or RAID, business of American Megatrends, Inc. The acquisitions were accounted for as purchases and, accordingly, the estimated fair value of assets acquired and liabilities assumed and the results of operations were included in our Consolidated Financial Statements as of the effective date of each acquisition through the end of the period. The acquisitions are summarized below. (See Note 2 of the Notes.)

                      ACQUISITION  PURCHASE                                                     IDENTIFIED      DEFERRED
COMPANY                  DATE       PRICE             CONSIDERATION          IPR&D   GOODWILL   INTANGIBLES   COMPENSATION
-------               -----------  --------           -------------          -----   --------   -----------   ------------
                                                                    (AMOUNTS IN MILLIONS)
C-Cube                May 2001      $893.7    40.2 million shares,           $77.5    $572.1      $130.5         $49.3
                                              10.6 million options,
                                              0.8 million warrants
RAID Division of AMI  August 2001    240.5    Cash                           19.1      128.9        77.5          16.4
                                              0.8 million restricted shares

     On April 4, 2001, we announced a co-development and foundry supply agreement with Taiwan Semiconductor Manufacturing Company Ltd. ("TSMC"). This agreement is part of our strategy to "outsource," that is to procure a larger portion of our wafer requirements from external sources. As a result of our joint development efforts with TSMC we anticipate purchasing, consistent with our "outsourcing" strategy, such portion of our wafer volume requirements based on the 0.13-micron process technology that we do not manufacture ourselves. In addition, we anticipate being able to defer the need to expand our manufacturing capacity for the 0.13-micron technology beyond the time when products designed for that technology would begin volume production. We also anticipate collaborating with TSMC on further advancement in wafer fabrication technology.

  2000

     During 2000, we acquired a division of NeoMagic Corporation ("NeoMagic"), a division of Cacheware, Inc. ("Cacheware"), Intraserver Technology, Inc. ("Intraserver"), DataPath Systems, Inc. ("DataPath"), ParaVoice Technologies, Inc. ("ParaVoice") and Syntax Systems, Inc. ("Syntax"). The acquisitions were accounted for as purchases and accordingly, the estimated fair value of assets acquired and liabilities assumed and the results of operations were included in our consolidated financial statements as of the effective date of each acquisition through the end of the period. These transactions are summarized below. There were no significant differences between the accounting policies of LSI and the companies acquired. (See Note 2 of the Notes.)

                       ACQUISITION   PURCHASE                                           IDENTIFIED      DEFERRED
COMPANY                   DATE        PRICE        CONSIDERATION     IPR&D   GOODWILL   INTANGIBLES   COMPENSATION
-------                -----------   --------      -------------     -----   --------   -----------   ------------
                                                                 (AMOUNTS IN MILLIONS)
Division of NeoMagic  April 2000      $ 15.4    Cash                 $6.4     $  1.9       $ 5.8         $   --
Division of           April 2000        22.2    Cash                  8.3        8.5         5.2             --
  Cacheware
Intraserver           May 2000          62.9    1.2 million shares,   1.6       50.8        17.5             --
                                                0.2 million options
DataPath              July 2000        420.8    7.5 million shares,  54.2      154.0        17.4          201.6
                                                1.6 million options
ParaVoice             October 2000      38.6    Cash                  6.9       10.4        21.2             --
Syntax                November 2000     58.8    1.4 million shares,    --       42.0        25.4            2.5
                                                0.6 million options

     In the second quarter of 2001, the NeoMagic research project was abandoned and the remaining intangibles and goodwill recorded in connection with the project were written off. See the discussion under restructuring of operations and other non-recurring items for details.

  1999

     On June 22, 1999, we combined with SEEQ Technology, Inc. ("SEEQ") in a transaction accounted for as a pooling of interests. All financial information has been restated retroactively to reflect the combined operations of LSI Logic and SEEQ as if the combination has occurred at the beginning of the earliest period presented. (See Note 2 of the Notes.)

RESULTS OF OPERATIONS

     Revenue. Total revenues decreased 35% to $1.78 billion in 2001 from $2.74 billion in 2000. Revenues for the Semiconductor segment decreased 33% to $1.57 billion in 2001 from $2.34 billion in 2000. The decrease was primarily attributable to decreased demand, most notably for products used in broadband access, networking infrastructure and storage infrastructure applications, reflecting the economic downturn in the semiconductor industry. The decline in revenues in this sector was offset partially by the additional revenues from C-Cube and AMI. Revenues for the SAN Systems segment decreased 47% to $211.3 million in 2001 from $399.1 million in 2000 due to decreased demand reflecting industry declines for all products sold in the SAN Systems segment. As the economic trends reverse, we expect to see sequential quarterly growth in revenues of up to 3% in the first quarter of 2002 from the $406 million in the fourth quarter of 2001.

     Total revenues increased 31% to $2.74 billion in 2000 from $2.09 billion in 1999. Revenues for the Semiconductor segment increased 29% to $2.34 billion in 2000 from $1.81 billion in 1999. Significant factors that contributed to this revenue growth included increased demand for semiconductor products used in broadband communications, networking infrastructure and storage infrastructure applications, particularly in broadband access and networks, and storage components. Revenues for the SAN Systems segment increased 43% to $399.1 million in 2000 from $279.3 million in 1999. The increase was attributable to growth in demand for all products used in the SAN Systems segment.

     One customer represented 18% of our total consolidated revenues for the year ended December 31, 2001 and another customer represented 12% and 11% of our total consolidated revenues for each of the years ended December 31, 2000 and 1999, respectively. One customer represented 21% of total revenues in the Semiconductor segment for the year ended December 31, 2001. During 2000, no customer represented 10% or more of total revenues in the Semiconductor segment. During 1999, one customer represented 10% of total Semiconductor revenues. In the SAN Systems segment, there were two customers with revenues representing 21% each, and one customer representing 13% of total SAN Systems revenues for the year ended December 31, 2001. During 2000, there were three customers with revenues representing 31%, 17% and 13% of total SAN Systems revenues. During 1999, there were three customers with revenues representing 29%, 27% and 14% of SAN Systems revenues.

     Revenues from domestic operations were $880.8 million, representing 49% of consolidated revenues for 2001, as compared to $1.7 billion and $1.2 billion for 2000 and 1999, representing 61% and 58% of consolidated revenues, respectively. The decline in domestic revenues is mainly due to the severity of the economic downturn in the U.S. as compared to Pan Asia and Japan.

     Operating costs and expenses. Key elements of the consolidated statements of operations, expressed as a percentage of revenues for the respective segment, were as follows:

                                                              2001   2000   1999
                                                              ----   ----   ----
CONSOLIDATED:
Gross profit margin.........................................   23%    43%    38%
Research and development....................................   28%    14%    14%
Selling, general and administrative.........................   17%    11%    12%
(Loss)/income from operations...............................  (56)%   11%     9%

     Key elements of the statement of operations for the Semiconductor and SAN Systems segments, expressed as a percentage of revenues, were as follows:

                                                              2001   2000   1999
                                                              ----   ----   ----
SEMICONDUCTOR SEGMENT:
Gross profit margin.........................................   22%    44%    39%
Research and development....................................   30%    15%    15%
Selling, general and administrative.........................   15%    11%    12%
(Loss)/income from operations...............................  (60)%   10%    10%

                                                              2001   2000   1999
                                                              ----   ----   ----
SAN SYSTEMS SEGMENT:
Gross profit margin.........................................   30%    38%    33%
Research and development....................................   14%     7%     9%
Selling, general and administrative.........................   31%    13%    11%
(Loss)/income from operations...............................  (28)%   13%     9%

     Gross profit margin. We have advanced wafer manufacturing operations in Oregon and Japan. We also acquire wafers from foundries in other locations. This allows us to maintain our ability to provide products to customers with minimal disruption in the manufacturing process due to economic and geographic risks associated with each geographic location.

     The gross profit margin percentage for 2001 decreased to 23% from 43% in 2000 on a consolidated basis, reflecting lower gross profit margins in both of our segments. The gross profit margin percentage for the Semiconductor segment was 22% in 2001 compared to 44% in 2000. The decrease in the semiconductor segment primarily reflect the economic downturn as evidenced by:

     - Decreased revenue for higher margin products;

     - Higher manufacturing variances and period costs as a percentage of revenues;

     - Additional excess inventory and related charges of $204.6 million in 2001.

     The additional excess inventory and related charges were primarily associated with underutilization charges related to a temporary idling of our fabrication facilities, coupled with inventory production in anticipation of the closing of our Colorado Springs fabrication facility (see Note 4 of the Notes) and a sudden and significant decrease in forecasted revenue, and was calculated in accordance with our policy, which is primarily based on inventory levels in excess of 12-month judged demand for each specific product.

     The gross profit margin percentage for the SAN Systems segment was 30% in 2001 compared to 38% in 2000. The decrease is primarily attributable to decreased revenue for higher margin products and additional excess inventory and related charges of approximately $6 million recorded during 2001.

     The gross profit margin percentage for 2000 increased to 43% from 38% in 1999 on a consolidated basis, reflecting improved gross profit margins in both of our segments. The gross profit margin percentage for the Semiconductor segment was 44% in 2000 compared to 39% in 1999. The increase primarily reflected a combination of the following factors:

     - Increased production capacity utilization at our fabrication facility in Gresham, Oregon, which commenced operations in December 1998, and

     - Increased revenue from higher margin products used in broadband communications and storage infrastructure applications.

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

     Changes in the relative strength of the yen may have a greater impact on our gross profit margin than other foreign exchange fluctuations due to our wafer fabrication operations in Japan. Although the yen weakened (the average yen exchange rate for 2001 depreciated 14% from 2000), the effect on gross profit margin and net income was not significant because yen-denominated sales offset a substantial portion of yen-denominated costs during the period. Moreover, we hedged a portion of our remaining yen exposure. (See Note 6 of the Notes.) Future changes in the relative strength of the yen or mix of foreign currency denominated revenues and costs could have a significant effect on our gross profit margin or operating results.

     Research and development. R&D expenses increased 33% to $503.1 million during 2001 as compared to $378.9 million in 2000 on a consolidated basis. R&D expenses for the Semiconductor segment increased 35% to $473.1 million in 2001 from $351.7 million in 2000. The increase was attributable to the following factors:

     - Increased R&D activities based on new R&D projects, including those acquired in business combinations in 2001 (see Note 2 of the Notes);

     - Expenditures related to the continued development of advanced sub-micron products and process technologies.

     The increase was offset in part by $20.0 million and $24.0 million of research and development benefits associated with a technology transfer agreement entered into with Silterra in Malaysia during 2001 and 2000, respectively. (See Note 3 of the Notes.) We will record an additional $4.0 million credit to R&D over the remaining contract term of less than one year for technology to be transferred to Silterra.

     R&D expenses for the SAN Systems segment increased 10% to $30.0 million in 2001 from $27.2 million in 2000. The increase is primarily attributable to higher compensation-related expenses due to an increase in average headcount during the periods presented.

     R&D increased 27% to $378.9 million during 2000 as compared to $297.6 million in 1999. R&D expenses for the Semiconductor segment increased 29% to $351.7 million in 2000 from $271.8 million in 1999. The increase was attributable to the following factors:

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

     As a percentage of revenues, R&D expenses were 28% in 2001, and 14% in 2000 and 1999, respectively, on a consolidated basis. R&D expenses as a percentage of revenues for the Semiconductor segment were 30% in 2001 and 15% in 2000 and 1999, respectively. R&D expenses as a percentage of revenues for the SAN Systems segment were 14% in 2001, 7% in 2000 and 9% in 1999. The increase in R&D expenses as a percentage of revenues for both segments is primarily a result of lower revenues for the periods presented and the effects of R&D spending changes as discussed above.

     Selling, general and administrative. SG&A expenses were flat at $307.3 million in 2001 as compared to $307.0 million in 2000 on a consolidated basis. SG&A expenses for the Semiconductor segment decreased 5% to $241.5 million in 2001 from $255.2 million in 2000. SG&A expenses for the SAN Systems segment increased 27% to $65.8 million in 2001 from $51.8 million in 2000. SG&A expenses on a consolidated basis in 2001 were impacted primarily by the following factors:

     - Continued SG&A expenses for the former C-Cube and AMI RAID business, which are part of the Semiconductor segment and included in our consolidated financial statements as of May 11, 2001 and August 31, 2001, respectively; and

     - An increase in compensation-related expenses for the SAN Systems segment due to an increase in average headcount during 2001.

     The above increases were offset in part by the positive effects of various cost reduction programs in both segments in 2001. These include, among other things, a reduction in workforce, elimination of 2001 annual merit increases and bonus payments, and shutdowns of operations during the year. (See Note 4 of the Notes.)

     SG&A expenses increased 19% to $307.0 million in 2000 as compared to $257.7 million in 1999. SG&A expenses for the Semiconductor segment increased 13% to $255.2 million in 2000 from $225.8 million in 1999. The increase was primarily attributable to sales commissions on increased revenues and increased compensation costs based on an increase in headcount in 2000. SG&A expenses for the SAN Systems segment increased 62% to $51.8 million in 2000 from $32.0 million in 1999. The increase in SG&A expenses was primarily attributable to an increase in compensation costs based on an increase in headcount in 2000 and also an increase in commission related expenses for sales personnel based on the increased revenues during 2000.

     As a percentage of revenues, SG&A expenses increased to 17% in 2001 from 11% in 2000 and 12% in 1999 on a consolidated basis. SG&A expenses as a percentage of revenues for the Semiconductor segment were 15% in 2001, 11% in 2000 and 12% in 1999. SG&A expenses as a percentage of revenues for the SAN Systems segment were 31% in 2001, 13% in 2000 and 11% in 1999. The increase in SG&A expenses as a percentage of revenues for both segments is primarily a result of lower revenues for the periods presented and the effects of SG&A spending changes as discussed above.

     Acquired in-process research and development. During 2001, we recorded a $96.6 million IPR&D charge associated with the acquisitions of C-Cube and the purchase of the RAID business of AMI. During 2000, we recorded a $77.4 million IPR&D charge associated with the acquisitions of ParaVoice, DataPath, Intraserver and the purchase of divisions of NeoMagic and Cacheware. There was no IPR&D charge recorded in connection with the acquisition of Syntax. During 1999, we recorded a $4.6 million IPR&D charge associated with the acquisition of ZSP. See summary table below:

                       ACQUISITION            DISCOUNT   REVENUE PROJECTIONS
COMPANY                    DATE       IPR&D     RATE         BY PROJECT          ROYALTY RATE
-------                -----------    -----   --------   -------------------     ------------
                                     (AMOUNTS IN MILLIONS)
C-Cube                 May 2001       $77.5     27.5%    2003 - Cable Modem           --
                                                         2004 - Set-Top Box
                                                         2005 - DVD
                                                         2006 - DVD-R
RAID Division of AMI   August 2001    19.1        20%    2006                         --
Division of NeoMagic   April 2000      6.4        30%    2004                        30%
Division of Cacheware  April 2000      8.3        30%    2003                        30%
Intraserver            May 2000        1.6        30%    2005                        30%
DataPath               July 2000      54.2        20%    2004 - Read Channel   20% to Read
                                                         2006 - ADSL           Channel and ADSL
                                                         2007 - Tuner          3% to Tuner
ParaVoice              October 2000    6.9        50%    2005                         --
ZSP                    April 1999      4.6        25%    2003                        25%

     The above noted acquisitions were all accounted for as purchases and the estimated fair value of net assets or liabilities acquired and the results of operations were included in our consolidated financial statements as of the acquisition date through the end of the period. (See Note 2 of the Notes.)

     The amounts of IPR&D were determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed as of the respective acquisition dates. The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The net cash flows from the identified projects were based on estimates of revenues, cost of revenues, research and development costs, selling general and administrative costs and applicable income taxes for the projects. Total revenues for the projects are expected to extend through the dates noted in the above table by acquisition. These projections were based on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions by our competitors and us. These estimates do not account for any potential synergies that may be realized as a result of the acquisition and are in line with industry averages and growth estimates.

  PERCENTAGE OF COMPLETION

     The percentage of completion for the projects for the purchases of the RAID business from AMI, C-Cube, ParaVoice, Cacheware and a division of Neomagic were determined based on research and development expenses incurred as of the acquisition dates for the projects as a percentage of total research and development expenses to bring the projects to technological feasibility.

     The percentage of completion for the projects for the purchases of Intraserver, DataPath and ZSP were determined using milestones representing management's estimate of effort, value added and degree of difficulty of the portion of the projects completed as of the acquisition dates, as compared to the remaining research and development to be completed to bring the projects to technological feasibility. The development process is grouped into three phases, with each phase containing between one and five milestones. The three phases are:

     - Researching the market requirements and the engineering architecture and feasibility studies;

     - Design and verification milestones; and

     - Prototyping and testing the product (both internal and customer testing).

  DISCOUNT AND ROYALTY RATES

     The discount rate is used for the projects to account for the risks associated with the inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances, which could impact the estimates described above. We applied a royalty rate by project by acquisition to operating income to attribute value for dependency on predecessor core technologies. See details in table above.

  PROJECT DESCRIPTIONS AND ESTIMATES OF COMPLETION BY ACQUISITION

     RAID business. On August 31, 2001, we entered into an Asset Purchase Agreement with AMI. Under the agreement, we acquired certain tangible and intangible assets associated with AMI's RAID business. The acquisition will enhance product offerings and is included in the Semiconductor segment. As of the acquisition date, there were several projects in-process. The projects were for development of RAID technology applications. Development of these projects started in early 2000 and 2001. As of August 31, 2001, we estimated the projects were approximately 12% to 62% complete for the RAID projects and the cost to complete these projects was estimated at $4.6 million for 2001 and $2.4 million for 2002. As of December 31, 2001, the actual development timeline and costs are in line with estimates.

     C-Cube. On March 26, 2001, we signed a definitive merger agreement to acquire C-Cube Microsystems Inc. The acquisition is intended to enhance and accelerate our DVD product offerings in the Semiconductor segment. As of the acquisition date, there were various projects that were in-process. The majority of the projects identified consist of Digital Video Disc Player ("DVD"), DVD Recorder ("DVD-R"), Consumer Set-Top Box and Cable Modem. Development of these projects started in early 1999. As of May 11, 2001, we estimated the projects were approximately 84%, 62%, 61% and 69% complete for DVD, DVD-R, Consumer Set-Top Box and Cable Modem, respectively. As of the acquisition date, the cost to complete these projects was estimated at $22.7 million in 2001 and $9.1 million in 2002. As of December 31, 2001, the actual development timeline and costs are in line with estimates.

     ParaVoice. On October 23, 2000, we entered into an Asset Acquisition Agreement with ParaVoice. Under the agreement, we acquired certain tangible and intangible assets associated with ParaVoice's Voice over Internet Protocol ("VoIP") and Voice over DSL ("VoDSL") technology. The acquisition is intended to enhance product offerings in the Semiconductor segment. As of the acquisition date, there was one project in-process for the development of ParaVoice's VoIP products, which was started in late 1999. As of October 23, 2000, we estimated that the project was 23% complete. As of the acquisition date, the cost to complete the project was estimated at $6.3 million in 2001 and $7.3 million for 2002. As of December 31, 2001, the actual development timeline and costs are in line with estimates.

     DataPath. On July 14, 2000, we acquired DataPath, a privately held supplier of communications chips for broadband, data networking and wireless applications, pursuant to the terms of the Agreement and Plan of Reorganization and Merger. The acquisition of DataPath is expected to enhance our product offerings in the communications market in the Semiconductor segment. As of the acquisition date, there were various projects in-process. The majority of the projects identified consist of Read Channel, Asynchronous Digital Subscriber Line ("ADSL") and Tuner technologies. As of July 14, 2000, we estimated the projects were approximately 50%, 65% and 75% complete in aggregate for Read Channel, ADSL and Tuner Technologies, respectively. As of the acquisition date, the cost to complete the projects was estimated at $8.3 million and $2.8 million for ADSL and Tuner projects, respectively, through early 2002 and $32.8 million for Read Channel projects through 2004. As of December 31, 2001, the actual development timeline and costs are in line with estimates for continuing projects.

     Intraserver. On May 26, 2000, we acquired Intraserver pursuant to the terms of the Agreement and Plan of Reorganization and Merger. The acquisition of Intraserver is expected to enhance our host adapter board and other product offerings in the storage infrastructure and communications markets in the Semiconductor segment. As of the acquisition date, there were various projects in-process. The majority of the projects identified are targeted to high-end data storage and communication devices, where input/output functionality and speed is critical. As of May 26, 2000, we estimated the projects were 58% complete in aggregate (ranging from 20% to 95%). As of the acquisition date, the costs to complete the project were $0.5 million in 2000 and early 2001. As of December 31, 2001, the project was complete.

     Division of Cacheware. On April 27, 2000, we entered into an Asset Purchase Agreement with Cacheware. Under the agreement, we acquired certain tangible and intangible assets associated with Cacheware's storage area network business. ("SAN Business"). The acquisition was intended to provide a key technology to enhance our SAN solutions. The SAN Business is included in our SAN Systems segment. The project in-process as of their acquisition date was for development of a SAN appliance. Development of the SAN appliance was started in January 1999. As of April 27, 2000, we estimated that the project was 90% complete and that remaining costs to complete the project would be $0.4 million in 2000 and early 2001. As of December 31, 2001, the project is scheduled to be completed in the first quarter of 2002.

     Division of NeoMagic. On April 13, 2000, we entered into an Asset Purchase Agreement with NeoMagic. Under the Agreement, we acquired certain tangible and intangible assets from NeoMagic, which includes NeoMagic's optical read-channel mixed-signal design team and RF intellectual property. The acquisition was intended to enhance and accelerate our set-top decoder product offerings in the Semiconductor segment. As of the acquisition date, one project was identified to be in-process. The project was for the development of a two-chip controller chipset. As of April 13, 2000, we estimated that the project was 68% complete. As of the acquisition date, the project costs were estimated at $3.0 million for the remainder of 2000 and $4.0 million in 2001. In the second quarter of 2001, the project was abandoned and remaining intangibles and goodwill were written off. See discussion under restructuring of operations and other non-recurring items.

     ZSP. On April 14, 1999, we acquired all of the outstanding capital stock of ZSP, a development stage semiconductor company involved in the design and marketing of programmable Digital Signal Processors ("DSPs") for use in wired and wireless communications. We acquired ZSP's in-process DSP research and development project in process that was targeted at the telecommunications market. The project was completed in 1999.

     Development of the above-noted technologies that have not yet been completed remains a significant risk to us due to the remaining effort to achieve technological feasibility, rapidly changing customer markets and significant competitive threats from numerous companies. Failure to bring the product to market in a timely manner could adversely affect our sales and profitability in the future. Additionally, the value of other intangible assets acquired may become impaired.

     Restructuring of operations and other non-recurring items. We recorded approximately $219.6 million in restructuring and non-recurring charges for the year ended December 31, 2001, consisting of $207.2 for restructuring of operations and $12.4 million for other non-recurring charges.

  RESTRUCTURING

     In September 2001, we announced the consolidation of U.S. manufacturing operations at Gresham, Oregon and the transfer of process research and development from Santa Clara, California to Gresham, Oregon. We also announced the closure of certain assembly activities in Fremont, California, which will be transferred offshore. In September 2001, we recorded a restructuring charge of $77 million for fixed asset write-downs due to impairment in the U.S., losses on termination of operating leases for equipment and facilities, severance for approximately 600 employees across multiple company activities and functions in the U.S., Europe, Japan and Asia Pacific as well as other exit costs. In December 2001, we recorded $14 million of additional fixed asset write-downs due to impairment for the Santa Clara facility. We reclassified $25 million, representing the fair market value of the assets identified above, from property, plant and equipment to other current assets during the year to reflect the intention to dispose of the assets within 12 months. In addition, in December 2001, approximately $4 million in exit costs for the closures of the Santa Clara facility was recorded relating primarily to labor and facilities charges.

     In April 2001, we announced the closure of our Colorado Springs fabrication facility ("the facility") in August 2001. In May 2001, we entered into a definitive agreement to sell the facility to a third party. As part of the agreement, we agreed to purchase a minimum amount of production wafers and die from the facility for a period of 18 months following the close of the transaction. During the quarter ended June 30, 2001, we recorded an impairment charge of $71 million relating to the facility, of which approximately $35 million was recorded in cost of sales and $36 million was recorded in restructuring charges. The restructuring charges consisted of fixed asset write-downs due to impairment, losses on termination of operating leases for equipment, severance for approximately 413 manufacturing employees and other exit costs. On August 1, 2001, we announced the termination of the agreement to sell the facility. In September 2001, we recorded an additional restructuring charge of $55 million for fixed asset write-downs and other exit costs associated with the planned closure of the facility. The additional asset write-downs during the third quarter of 2001 were incurred to reflect the new value of the facility's assets if sold on a piecemeal basis rather than sold as a facility in continued use. In addition, equipment market values continued to decline in the third quarter of 2001. We reclassified approximately $62 million from property, plant and equipment to other current assets to reflect the intention to dispose of the facility within the next twelve months. The facility was closed in the fourth quarter of 2001. In December 2001, we recorded $1.5 million of additional fixed asset write-downs due to impairment for the Colorado Springs facility. In addition, approximately $3 million in exit costs for the closure of the Colorado Springs facilities were recorded relating primarily to labor and facilities charges.

     We recorded approximately $16 million in restructuring charges in the second quarter of 2001 primarily associated with the write-down of fixed assets due to impairment in the U.S., Japan and Hong Kong that will be disposed of, and severance charges for approximately 240 employees across multiple company activities and functions in the U.S., Europe and Asia Pacific. As a result of the continued decline in the equipment market during the third quarter of 2001, we recorded an additional charge of $0.5 million during the third quarter of 2001 to reflect the fair value of the equipment when sold. In December 2001, we recorded $0.3 million of additional fixed asset write-downs due to impairment in Japan. We plan to sell the assets and accordingly have reclassified $2 million from property, plant and equipment to assets held for sale to reflect the intention to sell the assets within the next 12 months.

     The fair value of assets determined to be impaired was the result of independent appraisals and the use of management estimates. Given that current market conditions for the sale of older fabrication facilities and related equipment may continue to deteriorate, there can be no assurance that we will realize its current net book value for the assets. We will reassess the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary.

     On January 16, 2002, the Company announced a series of actions to reduce costs and tailor company expenses to current revenues. These actions include: restructuring the Company's manufacturing operations in Tsukuba, Japan; divesting the CDMA handset and DSL standard product business units and reducing the worldwide workforce by approximately 1,400 positions or 20 percent. As a result of the restructuring actions taken during 2002, we expect to reduce expenses by approximately $120 million in 2002. (See Note 13 of the Notes.)

     The following table sets forth our restructuring reserves as of December 31, 2001:

                                                                                BALANCE AT
                                                   RESTRUCTURING               DECEMBER 30,
                                                      EXPENSE      UTILIZED        2001
                                                   -------------   ---------   ------------
                                                                (IN THOUSANDS)
Write-down of excess assets(a)...................    $139,724      $(135,962)    $ 3,762
Lease terminations and maintenance
  contracts(c)...................................      26,912        (16,217)     10,695
Facility closure and other exit costs (c)........      24,242        (10,089)     14,153
Payments to employees for severance(b)...........      16,346        (15,622)        724
                                                     --------      ---------     -------
          Total..................................    $207,224      $(177,890)    $29,334
                                                     ========      =========     =======

---------------

(a) Amounts utilized in 2001 reflect a non-cash write-down of fixed assets in the U.S., Japan and Hong Kong due to impairment of $133.8 million and cash payments for machinery and equipment decommissioning costs of $2.2 million. The fixed asset write-downs were accounted for as a reduction of the assets and did not result in a liability. The $3.8 million balance as of December 31, 2001 relates to machinery and equipment decommissioning costs in the U.S.

(b) Amounts utilized represent cash payments related to the severance of approximately 1180 employees during the year ended December 31, 2001. The $0.7 million balance as of December 31, 2001 will be paid during the first six months of 2002.

(c)  Amounts utilized represent cash payments.

  OTHER NON-RECURRING ITEMS:

     We recorded approximately $12.4 million in other non-recurring charges during 2001 as follows:

     - $8.1 million in charges associated with the write-down of intangible assets due to impairment. The majority of the intangible assets were originally acquired in the purchase of a division of NeoMagic in the second quarter of 2000.

     - $4.3 million in charges primarily consisting of the write-down of an investment in a marketable equity security and related purchased intellectual property.

  2000 AND 1999

     We recorded restructuring of operations and other non-recurring net charges of $2.8 million in 2000. This was primarily related to the loss on an agreement entered into with a third party to outsource certain testing services previously performed by us at our Fremont, California facility. (See Note 4 of the Notes.)

     We recorded restructuring of operations and other non-recurring net benefits of $2.1 million in 1999. The net benefit reflected the combination of the following:

     - Approximately $2.9 million in restructuring charges and $5.5 million in merger-related expenses in connection with the merger with SEEQ on June 22, 1999 (see Note 2 of the Notes.) The restructuring charge was primarily comprised of write-downs of fixed assets that were duplicative to the combined company, charges for exit costs relating to non-cancelable building lease contracts and severance costs. The restructuring actions as outlined by the restructuring plan were completed by June 30, 2000, one year from the date the reserve was taken.

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

     Amortization of intangibles. Amortization of goodwill and other intangibles increased to $188.3 million in 2001 from $72.6 million in 2000. The increase was primarily related to additional amortization of goodwill and other intangibles associated with the acquisitions of C-Cube and the RAID business from AMI. (See Note 2 of the Notes.)

     Amortization of goodwill and other intangibles increased to $72.6 million in 2000 from $46.6 million in 1999. The increase was primarily related to additional amortization of goodwill associated with the acquisitions of Syntax, ParaVoice, DataPath, Intraserver and the acquisition of divisions of Cacheware and NeoMagic.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statements Nos. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." The statements were effective for our purchase of the RAID business from AMI, which closed on August 31, 2001. As a result of the application of SFAS 141 and 142, approximately $129 million of goodwill related to the AMI acquisition will not be amortized. See Note 2 of the Notes and the recent accounting pronouncements section below for further discussion.

     Amortization of non-cash deferred stock compensation. Amortization of non-cash deferred stock compensation of $104.6 million and $41.1 million in 2001 and 2000, respectively is due to non-cash deferred stock compensation recorded in connection with acquisitions after July 1, 2000. Acquisitions consisted of C-Cube and the RAID business from AMI in 2001 and DataPath and Syntax in 2000 for which deferred stock compensation and related amortization were recorded. We amortize deferred stock compensation ratably over the vesting period. At December 31, 2001, the deferred stock compensation that remained was $124.1 million and it is expected to be amortized over the next four years. (See Note 2 to the Notes.)

     Interest expense. Interest expense increased to $44.6 million in 2001 from $41.6 million in 2000. The increase was primarily attributable to increased debt outstanding due to the issuance of the $490.0 million of 4% Convertible Subordinated Notes (the "2001 Convertible Notes") in October 2001. (See Note 8 of the Notes.)

     Interest expense increased to $41.6 million in 2000 from $40.0 million in 1999. The increase was primarily attributable to increased debt outstanding due to the issuance of $500.0 million of 4% Convertible Subordinated Notes (the "2000 Convertible Notes") in February 2000. (See Note 8 of the Notes.)

     Interest income and other. Interest income and other decreased to $14.5 million in income in 2001 from $51.8 million in income in 2000. The decrease was primarily attributable to the following events in 2001, which were absent in 2000:

     - $15.2 million write-down of equity investments due to impairment considered to be other than temporary, net of a $3.8 million pre-tax gain associated with equity securities of a certain technology company that was acquired by another technology company (See Note 5 of the Notes);

     - $8.9 million of lower interest income due to lower average balances of interest-generating cash, cash equivalents and short-term investments and lower interest rates in 2001;

     - The write-off of debt issuance costs of approximately $3.5 million associated with the repayment of bank debt and a master lease and security agreement (See Notes 8 and 12 of the Notes); and

     - The cost of purchased option contracts, bank fees and other miscellaneous expenses.

     In addition, the $5.7 million pre-tax gain in 2000 discussed below was absent in 2001.

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

     Gain on sale of equity securities. During 2001, we sold investments in certain marketable equity securities for $7.9 million in the open market, realizing a pre-tax gain of approximately $5.3 million. During 2000, we sold investments in certain marketable equity securities for $78.8 million in the open market, realizing a pre-tax gain of approximately $73.3 million. In 2000, we also recognized a $6.8 million pre-tax gain associated with equity securities of a certain technology company that was acquired by another technology company. In 1999, we recognized a gain of $48.4 million on proceeds of $49.4 million from the sale of marketable securities.

     Provision for income taxes. In 2001, we recorded an income tax benefit of $39.2 million, which represents an effective tax rate of 4%. This rate differs from the U.S. statutory rate primarily due to losses of our foreign subsidiaries, which are benefited at lower rates, net operating losses not currently benefited, and items related to acquisitions, which are not deductible for tax purposes. The rates for 2000 and 1999 were 38% and 29%, respectively. The rate for 2000 was higher than the U.S. statutory rate primarily due to non-deductible transaction costs related to acquisitions. The 1999 rate was lower than the U.S. statutory rate primarily due to the utilization of prior loss carryovers and other credits.

     Minority interest in net income of subsidiary. Minority interest in net income of subsidiary was not significant for the periods presented. The changes in minority interest were attributable to the composition of earnings and losses among certain of our international affiliates for each of the respective years.

FINANCIAL CONDITION AND LIQUIDITY

     Cash, cash equivalents and short-term investments decreased 11% to $1.01 billion in 2001 from $1.13 billion in 2000. Some of the major transactions that impacted cash and short-term investments during the year were as follows:

     - Lower cash flows from our continuing operations in 2001.

     - Payments for companies acquired in 2001.

     - In the third quarter of 2001, we amended the master lease and security agreements entered into in April 2001 and March 2000. Pursuant to the amendments, we participated as a debt holder in the lease transactions replacing some of the existing lessor banks. As of December 31, 2001, our debt contribution of $242 million was recorded as non-current assets and deposits on the balance sheet. We cash collateralized $54 million of the remaining debt and equity investments of the lessors. This was also recorded as non-current assets and deposits. The net impact was a reduction in cash on the balance sheet. (See Note 12 of the Notes.)

     - In October 2001, we issued $490 million of 4% Convertible Subordinated Notes due in 2006. (See Note 8 of the Notes.)

     Cash, cash equivalents and short-term investments increased 71% to $1.13 billion in 2000 from $661.3 million in 1999. The increase was primarily a result of proceeds from the issuance of the 2000 Convertible Notes, net of repayment of the existing debt, and proceeds from our employee stock option and purchase plans, partially offset by capital expenditures and cash paid for the purchase of common stock under our repurchase program and the acquisition of non-public technology companies. (See Note 2 of the Notes.) The increase was also attributable to proceeds from the sale of investments in marketable equity securities in the open market. At December 31, 2000, short-term investments included $60.0 million of marketable equity securities. (See Note 5 of the Notes.)

     WORKING CAPITAL. Working capital decreased to $1.26 billion in 2001 from $1.45 billion in 2000. The decrease was primarily a result of the following factors:

     - Lower short-term investments resulting from (a) maturities and sales of securities available-for-sale, net of purchases and (b) marketable equity securities reclassified to long-term assets. (See Notes 5 and 8 of the Notes.) This decrease was offset in part by a higher cash balance at December 31, 2001 as compared to December 31, 2000. The higher cash balance is primarily due to the issuance of the 2001 Convertible Notes for $490 million, net of payments made for companies acquired in 2001 and the investment in non-current assets and deposits made under the amended master lease and security agreements (See Notes 2, 8 and 12 of the Notes.);

     - Lower accounts receivable due to decreased revenue and improved collections during the fourth quarter of 2001 as compared to the fourth quarter of 2000;

     - Lower inventory levels due to lower production volumes and increases in reserves for excess and obsolete inventory, offset in part by lower turnover; and

     - Higher accrued and other liabilities resulting primarily from acquisition and restructuring-related accruals.

     The decrease in working capital was offset in part by higher prepaid expenses and other current assets due to a reclassification from property and equipment to current assets held for sale, lower accounts payable that reflect lower purchases during the fourth quarter of 2001 as compared to the fourth quarter of 2000, lower accrued salaries and wages due to the various cost reduction measures implemented in 2001 and lower income taxes payable due to the timing of tax payments and the tax benefit recorded during 2001.

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

     CASH AND CASH EQUIVALENTS GENERATED FROM OPERATING ACTIVITIES. During 2001, we generated $119.5 million of cash and cash equivalents from operating activities compared to $565.4 million generated in 2000. The decrease in cash and cash equivalents provided by operating activities was primarily attributable to a net loss for the year ended 2001 (before depreciation and amortization, write-off of acquired in-process research and development, non-cash restructuring charges, amortization of non-cash deferred stock compensation and gains on stock investments), as compared to net income for the year ended 2000, accompanied by a decrease in working capital as discussed above.

     During 2000, we generated $565.4 million of cash and cash equivalents from operating activities compared to $443.8 million in 1999. The increase in net cash and cash equivalents provided by operating activities was primarily attributable to the following factors:

     - Higher net income (before depreciation and amortization, write-off of acquired in-process research and development, non-cash restructuring charges, amortization of non-cash deferred stock compensation and gains on stock investments); and

     - An increase in trade accounts payable, and accrued and other liabilities. The increase in trade accounts payable reflects higher purchases during the fourth quarter of 2000 as compared to the same period of 1999 and the timing of invoice receipt and payment. The increase in accrued and other liabilities was primarily attributable to higher income taxes payable due to a higher provision for income taxes for 2000, net of payment and higher deferred tax liabilities recorded in conjunction with the acquisition of DataPath.

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

     CASH AND CASH EQUIVALENTS USED IN INVESTING ACTIVITIES. Cash and cash equivalents used in investing activities was $146.8 million in 2001, compared to $753.3 million used in 2000. The primary investing activities during 2001 included the following:

     - Lower proceeds from sale of stock investments;

     - Higher net payments towards acquisition of companies;

     - New investment in other non-current assets and deposits; (See Note 12 of the Notes.)

     - Higher maturities and sales of debt and equity securities available for sale, net of purchases as compared to 2000; and

     - Lower purchases of property and equipment, net of retirements.

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

     We believe that maintaining technological leadership in the highly competitive worldwide semiconductor industry requires substantial ongoing investment in advanced manufacturing capacity. Net capital additions were $224.3 million in 2001 and $276.6 million in 2000. In order to maintain our position as a technological market leader, we expect the level of capital expenditures to be less than $200 million in 2002.

     CASH AND CASH EQUIVALENTS PROVIDED BY FINANCING ACTIVITIES. Cash and cash equivalents provided by financing activities during 2001 was $554.3 million compared to $183.7 million in 2000. The increase is primarily attributable to higher proceeds from the issuance of the 2001 Convertible Notes, net of repayment of bank debt and debt issuance costs as compared to the proceeds of the 2000 Convertible Notes issued in 2000, net of repayment of the Revolver (See
Note 8 of the Notes). In addition, no shares were repurchased in 2001, as compared to $49.3 million in repurchases in 2000. However, we generated lower cash proceeds from our employee stock option and purchase plans in 2001 as compared to the proceeds in 2000.

     Cash and cash equivalents provided by financing activities during 2000 totaled $183.7 million compared to $51.9 million in 1999. The increase was primarily attributable to proceeds from the 2000 Convertible Notes, net of repayment of the revolving credit facility (see Note 8 of the Notes) and higher proceeds from our employee stock option and purchase plans in 2000. The increase was offset in part by debt issuance costs associated with the 2000 Convertible Notes and cash paid for the repurchase of our common stock under the repurchase program in 2000.

     On October 30, 2001, we issued $490 million of 4% Convertible Subordinated Notes (the "2001 Convertible Notes") due in 2006. The 2001 Convertible Notes are subordinated to all existing and future senior debt, are convertible at the holder's option at any time after 60 days following issuance, into shares of our company's common stock at a conversion price of $26.339 per share. The 2001 Convertible Notes are redeemable at our option, in whole or in part, on at least 30 days notice at any time on or after November 6, 2004. Each holder of the 2001 Convertible Notes has the right to cause us to repurchase all of such holder's convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change. Interest is payable semiannually. We paid approximately $13.5 million for debt issuance costs related to the

2001 Convertible Notes. The debt issuance costs are being amortized using the interest method. The net proceeds from the 2001 Convertible Notes were used to repay bank debt outstanding with a balance of approximately $200 million as of September 30, 2001 as described below.

     On September 28, 2001, we entered into a Credit Agreement with Bank of America, N.A. and Banc of America Securities LLC that provided for borrowings up to $200 million through September 26, 2002. We borrowed $200 million under the Credit Agreement as of September 30, 2001, with an interest rate based on LIBOR. The obligation was secured by inventory and accounts receivable. In October 2001, the borrowings outstanding under the Credit Agreement were repaid in full with the proceeds of the 2001 Convertible Notes and the Credit Agreement was terminated.

     On February 18, 2000, we issued $500 million of 4% Convertible Subordinated Notes (the "2000 Convertible Notes") due in 2005. The 2000 Convertible Notes are subordinated to all existing and future senior debt, are convertible at the holder's option at any time after 60 days following issuance, into shares of our company's common stock at a conversion price of $70.2845 per share. The 2000 Convertible Notes are redeemable at our option, in whole or in part, on at least 30 days notice at any time on or after February 20, 2003. Each holder of the 2000 Convertible Notes has the right to cause us to repurchase all of such holder's convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change. Interest is payable semiannually. We paid approximately $15.3 million for debt issuance costs related to the 2000 Convertible Notes. The debt issuance costs are being amortized using the interest method. The net proceeds from the 2000 Convertible Notes were used to repay bank debt outstanding with a balance of approximately $380 million as of December 31, 1999 as described below.

     During March 1999, we issued $345 million of 4 1/4% Convertible Subordinated Notes (the "1999 Convertible Notes") due in 2004. The 1999 Convertible Notes are subordinated to all existing and future senior debt, are convertible at the holder's option at any time after 60 days following issuance, into shares of our company's common stock at a conversion price of $15.6765 per share. The 1999 Convertible Notes are redeemable at our option, in whole or in part, on at least 30 days notice at any time on or after March 20, 2002. Each holder of the convertible notes has the right to cause us to repurchase all of such holder's convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change. Interest is payable semiannually. We paid approximately $9.5 million for debt issuance costs related to the 1999 Convertible Notes. The amount was capitalized in other assets and is being amortized over the life of the 1999 Convertible Notes using the interest method. The net proceeds of the 1999 Convertible Notes were used to repay existing debt obligations.

     The term fundamental change referred to above means the occurrence of any transaction or event such as an exchange offer, liquidation, tender offer, consolidation, merger, or combination.

     On August 5, 1998, we entered into a credit agreement with ABN AMRO Bank N.V. ("ABN AMRO"). The credit agreement was restated and superseded by the Amended and Restated Credit Agreement dated as of September 22, 1998 by and among us, LSI Logic Japan Semiconductor, Inc. ("JSI") and ABN AMRO, and was thereafter syndicated to a group of lenders determined by ABN AMRO and us ("Notes payable to banks"). The credit agreement consisted of two credit facilities: a $575 million senior unsecured reducing revolving credit facility ("Revolver"), and a $150 million senior unsecured revolving credit facility ("364-day Facility"). On April 21, 2000, the credit agreement was superseded by the Second Amended and Restated Credit Agreement by and among us, JSI, ABN AMRO and a group of lenders determined by ABN AMRO to terminate the yen sub-facility and modify certain covenant requirements.

     On March 14, 2001, the Second Amended and Restated Credit Agreement was amended to reduce the total revolving commitment by $165 million from $240 million to $75 million. On the effective date of this reduction, the revolving commitment of each lender was reduced accordingly. The Second Amended and Restated Credit Agreement was terminated in August 2001.

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

     Fluctuations in our stock price impact the prices of our outstanding convertible securities and the likelihood of the convertible securities being converted into cash or equity. If we are required to redeem any of the convertible securities for cash it may affect our liquidity position.

     As of December 31, 2001 we had operating leases financing certain wafer fabrication equipment (See Note 12 of the Notes). The debt related to operating leases is not reflected on the balance sheet.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statements Nos. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill and indefinite-lived intangibles will be tested annually and whenever events or circumstances occur indicating that they might be impaired. Goodwill is tested for impairment employing a two-step method. First the fair value of the reporting unit is compared to its carrying amount. If the fair value is less than the carrying amount, the impairment is measured as the excess of recorded goodwill over its implied fair value. Indefinite-lived intangibles are tested for impairment by comparing the carrying amount to the fair value. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. We adopted SFAS 142 on January 1, 2002, the beginning of fiscal 2002. As a result of the adoption of SFAS 142, amortization of goodwill and intangibles will be lower by approximately $112 million in 2002 as compared to 2001 and approximately $952 million of goodwill and indefinite-lived intangibles will no longer be amortized. We have completed the transitional goodwill impairment assessment in accordance with SFAS 142 and concluded that goodwill is not impaired as of January 1, 2002.

     In August 2001, the FASB issued Statement No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessees. We adopted SFAS 143 on January 1, 2002 and it did not have a significant effect on our financial position and results of operations.

     In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. We adopted SFAS 144 on January 1, 2002 and it did not have a significant effect on our financial position and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have foreign subsidiaries that operate and sell our products in various global markets. We purchase a substantial portion of our raw materials and equipment from foreign suppliers and incur labor and other operating costs in foreign currencies, particularly at our Japanese manufacturing facilities. As a result, our cash flow and earnings are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through operational strategies and financial market instruments. We use various hedge instruments, primarily forward contracts with maturities of six months or less and currency option contracts, to manage our exposure associated with net asset and liability positions and cash flows denominated in non-functional currencies. We did not purchase or hold derivative financial instruments for trading purposes as of December 31, 2001 and 2000.

     Interest rate sensitivity. We are subject to interest rate risk on our investment portfolio and outstanding debt. An interest rate move of 41 basis-points (10% of our weighted-average worldwide interest rate in 2001) affecting our floating-rate financial instruments as of December 31, 2001, including both debt obligations and investments, would not have a significant effect on our financial position, results of operations and cash flows over the next fiscal year, assuming that the investment balance remains consistent. In 2000, an interest rate move of 41 basis points (10% of our weighted-average worldwide interest rate in 2000) affecting our interest sensitive investments would also not have had a significant effect on our financial position, results of operations and cash flows.

     Foreign currency exchange risk. Based on our overall currency rate exposures at December 31, 2001, including derivative financial instruments and nonfunctional currency denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar would not have a significant effect on our financial position, results of operations and cash flows over the next fiscal year. In 2000 and 1999, a near-term 10% appreciation or depreciation of the U.S. dollar would also not have had a significant effect.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             LSI LOGIC CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2001           2000
                                                              ------------   ------------
                                                              (IN THOUSANDS, EXCEPT PER-
                                                                    SHARE AMOUNTS)
                                         ASSETS
Cash and cash equivalents...................................   $  757,138     $  235,895
Short-term investments......................................      256,169        897,347
Accounts receivable, less allowances of $20,151 and
  $8,297....................................................      191,731        522,729
Inventories.................................................      256,629        290,375
Deferred tax assets.........................................      160,371         54,552
Prepaid expenses and other current assets...................      146,930         71,342
                                                               ----------     ----------
     Total current assets...................................    1,768,968      2,072,240
Property and equipment, net.................................      944,374      1,278,683
Goodwill and other intangibles..............................    1,319,767        580,861
Deferred tax assets.........................................      107,957        120,887
Non-current assets and deposits.............................      296,265             --
Other assets................................................      188,441        144,816
                                                               ----------     ----------
     Total assets...........................................   $4,625,772     $4,197,487
                                                               ==========     ==========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................   $  136,739     $  268,215
Accrued salaries, wages and benefits........................       72,260         87,738
Other accrued liabilities...................................      227,467        181,199
Income taxes payable........................................       73,187         88,752
Current portion of long-term obligations....................          332          1,030
                                                               ----------     ----------
     Total current liabilities..............................      509,985        626,934
                                                               ----------     ----------
Deferred tax liabilities....................................      173,759        130,616
Other long-term obligations.................................    1,456,276        936,058
                                                               ----------     ----------
     Total long-term obligations and deferred tax
      liabilities...........................................    1,630,035      1,066,674
                                                               ----------     ----------
Commitments and contingencies (Note 12)
Minority interest in subsidiary.............................        5,867          5,742
                                                               ----------     ----------
Stockholders' equity:
Preferred shares; $.01 par value; 2,000 shares authorized...           --             --
Common stock; $.01 par value; 1,300,000 shares authorized;
  368,446 and 321,523 shares outstanding....................        3,684          3,215
Additional paid-in capital..................................    2,905,638      1,931,564
Deferred stock compensation.................................     (124,091)      (163,045)
(Accumulated deficit)/retained earnings.....................     (319,803)       672,152
Accumulated other comprehensive income......................       14,457         54,251
                                                               ----------     ----------
     Total stockholders' equity.............................    2,479,885      2,498,137
                                                               ----------     ----------
     Total liabilities and stockholders' equity.............   $4,625,772     $4,197,487
                                                               ==========     ==========

                See Notes to Consolidated Financial Statements.

                             LSI LOGIC CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                  2001          2000          1999
                                                              ------------   -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues....................................................  $ 1,784,923    $2,737,667    $2,089,444
                                                              -----------    ----------    ----------
Costs and expenses:
  Cost of revenues..........................................    1,160,432     1,557,232     1,286,844
  Additional excess inventory and related charges...........      210,564        11,100            --
                                                              -----------    ----------    ----------
     Total cost of revenues.................................    1,370,996     1,568,332     1,286,844
  Research and development..................................      503,108       378,936       297,554
  Selling, general and administrative.......................      307,310       306,962       257,712
  Acquired in-process research and development..............       96,600        77,438         4,600
  Restructuring of operations and other non-recurring items,
     net....................................................      219,639         2,781        (2,063)
  Amortization of non-cash deferred stock compensation(*)...      104,627        41,113            --
  Amortization of intangibles...............................      188,251        72,648        46,625
                                                              -----------    ----------    ----------
     Total costs and expenses...............................    2,790,531     2,448,210     1,891,272
                                                              -----------    ----------    ----------
(Loss)/income from operations...............................   (1,005,608)      289,457       198,172
Interest expense............................................      (44,578)      (41,573)      (39,988)
Interest income and other, net..............................       14,529        51,766        17,640
Gain on sale of equity securities...........................        5,302        80,100        48,393
                                                              -----------    ----------    ----------
(Loss)/income before income taxes, minority interest and
  cumulative effect of change in accounting principle.......   (1,030,355)      379,750       224,217
(Benefit)/provision for income taxes........................      (39,198)      142,959        65,030
                                                              -----------    ----------    ----------
(Loss)/income before minority interest and cumulative effect
  of change in accounting principle.........................     (991,157)      236,791       159,187
Minority interest in net income of subsidiary...............          798           191           239
                                                              -----------    ----------    ----------
(Loss)/income before cumulative effect of change in
  accounting principle......................................     (991,955)      236,600       158,948
Cumulative effect of change in accounting principle.........           --            --       (91,774)
                                                              -----------    ----------    ----------
Net (loss)/income...........................................  $  (991,955)   $  236,600    $   67,174
                                                              ===========    ==========    ==========
Basic earnings per share:
  (Loss)/income before cumulative effect of change in
     accounting principle...................................  $     (2.84)   $     0.76    $     0.54
  Cumulative effect of change in accounting principle.......           --            --         (0.31)
                                                              -----------    ----------    ----------
  Net (loss)/income.........................................  $     (2.84)   $     0.76    $     0.23
                                                              ===========    ==========    ==========
Diluted earnings per share:
  (Loss)/income before cumulative effect of change in
     accounting principle...................................  $     (2.84)   $     0.70    $     0.51
  Cumulative effect of change in accounting principle.......           --            --         (0.28)
                                                              -----------    ----------    ----------
  Net (loss)/income.........................................  $     (2.84)   $     0.70    $     0.23
                                                              ===========    ==========    ==========
Shares used in computing per share amounts:
  Basic.....................................................      349,280       310,813       292,848
                                                              ===========    ==========    ==========
  Diluted...................................................      349,280       354,337       325,088
                                                              ===========    ==========    ==========

---------------

(*) Amortization of non-cash deferred stock compensation, if not shown separately, of $2 million, $78 million and $25 million would have been included in cost of revenues, research and development, and selling, general and administrative expenses respectively, for the year ended December 31, 2001. Amortization of non-cash deferred stock compensation, if not shown separately, of $0.1 million, $29 million and $12 million would have been included in cost of revenues, research and development, and selling, general and administrative expenses respectively, for the year ended December 31, 2000.

                See Notes to Consolidated Financial Statements.

                             LSI LOGIC CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                           (ACCUMULATED    ACCUMULATED
                              COMMON STOCK     ADDITIONAL     DEFERRED      DEFICIT)/         OTHER
                            ----------------    PAID-IN        STOCK         RETAINED     COMPREHENSIVE
                            SHARES    AMOUNT    CAPITAL     COMPENSATION     EARNINGS     INCOME/(LOSS)     TOTAL
                            -------   ------   ----------   ------------   ------------   -------------   ----------
                                                                 (IN THOUSANDS)
Balances at December 31,
  1998....................  287,734   $2,878   $1,133,780    $      --      $ 368,378        $19,437      $1,524,473
Net income................                                                     67,174
Foreign currency
  translation
  adjustments.............                                                                    37,050
Unrealized gain on
  available-for-sale
  securities..............                                                                    89,704
Total comprehensive
  income..................                                                                                   193,928
Issuance to employees
  under stock option and
  purchase plans..........   11,838     118        89,313                                                     89,431
Tax benefit of employee
  stock transactions......                         48,000                                                     48,000
                            -------   ------   ----------    ---------      ---------        -------      ----------
Balances at December 31,
  1999....................  299,572   2,996     1,271,093           --        435,552        146,191       1,855,832
Net income................                                                    236,600
Foreign currency
  translation
  adjustments.............                                                                   (33,650)
Unrealized loss on
  available-for-sale
  securities..............                                                                   (58,290)
Total comprehensive
  income..................                                                                                   144,660
Purchase of common stock
  under stock repurchase
  program.................   (1,500)    (15)      (49,281)                                                   (49,296)
Issuance to employees
  under stock option and
  purchase plans..........   13,352     134       125,945                                                    126,079
Tax benefit of employee
  stock transactions......                         51,450                                                     51,450
Issuance of common stock
  in conjunction with
  acquisitions (Note 2)...   10,099     100       532,357                                                    532,457
Deferred stock
  compensation (Note 2)...                                    (204,158)                                     (204,158)
Amortization of deferred
  stock compensation......                                      41,113                                        41,113
                            -------   ------   ----------    ---------      ---------        -------      ----------
Balances at December 31,
  2000....................  321,523   3,215     1,931,564     (163,045)       672,152         54,251       2,498,137
Net loss..................                                                   (991,955)
Foreign currency
  translation
  adjustments.............                                                                   (31,069)
Unrealized loss on
  available-for-sale
  securities..............                                                                    (8,725)
Total comprehensive
  loss....................                                                                                (1,031,749)
Issuance to employees
  under stock option and
  purchase plans..........    6,249      62        81,588                                                     81,650
Issuance of common stock
  for conversion of
  convertible debt........        4      --            65                                                         65
Issuance of common stock
  in conjunction with
  acquisitions (Note 2)...   40,670     407       892,421                                                    892,828
Deferred stock
  compensation (Note 2)...                                     (65,673)                                      (65,673)
Amortization of deferred
  stock compensation......                                     104,627                                       104,627
                            -------   ------   ----------    ---------      ---------        -------      ----------
Balances at December 31,
  2001....................  368,446   $3,684   $2,905,638    $(124,091)     $(319,803)       $14,457      $2,479,885
                            =======   ======   ==========    =========      =========        =======      ==========

                See Notes to Consolidated Financial Statements.

                             LSI LOGIC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2001          2000         1999
                                                              -----------   -----------   ---------
                                                                         (IN THOUSANDS)
Operating activities:
Net (loss)/income...........................................  $  (991,955)  $   236,600   $  67,174
Adjustments:
  Depreciation and amortization.............................      532,562       403,961     367,157
  Amortization of non-cash deferred stock compensation......      104,627        41,113          --
  Write-off of unamortized preproduction costs..............           --            --      97,356
  Acquired in-process research and development..............       96,600        77,438       4,600
  Non-cash restructuring and non-recurring
    charges/(benefits), net.................................      200,084         2,781      (7,107)
  Gain on sale of equity securities.........................       (5,302)      (80,100)    (48,393)
  Tax benefit of employee stock transactions................           --        51,450      48,000
  Changes in working capital components, net of assets
    acquired and liabilities assumed in business
    combinations:
    Accounts receivable.....................................      345,439      (246,755)    (20,300)
    Inventories.............................................       43,182       (47,136)    (58,929)
    Prepaid expenses and other assets.......................      (74,857)     (103,183)    (21,830)
    Accounts payable........................................     (138,100)       80,498     (13,988)
    Accrued and other liabilities...........................        7,171       148,750      30,071
                                                              -----------   -----------   ---------
  Net cash provided by operating activities.................      119,451       565,417     443,811
                                                              -----------   -----------   ---------
Investing activities:
  Purchase of debt and equity securities
    available-for-sale......................................   (1,272,897)   (1,432,515)   (608,017)
  Maturities and sales of debt and equity securities
    available-for-sale......................................    1,858,304       989,129     304,315
  Purchase of equity securities.............................      (12,269)      (26,664)     (5,778)
  Proceeds from sale of stock investments...................        7,926        78,770      49,407
  Acquisitions of companies, net of cash acquired...........     (177,677)      (85,402)     (6,779)
  Purchases of property and equipment, net of retirements...     (224,252)     (276,633)   (205,172)
  Increase in non-current assets and deposits...............     (325,894)           --          --
                                                              -----------   -----------   ---------
  Net cash used in investing activities.....................     (146,759)     (753,315)   (472,024)
                                                              -----------   -----------   ---------
Financing activities:
  Proceeds from borrowings..................................      690,088       500,000     345,000
  Repayment of debt obligations.............................     (201,226)     (376,658)   (373,063)
  Debt issuance costs.......................................      (16,249)      (15,300)     (9,488)
  Purchase of common stock under repurchase program.........           --       (49,296)         --
  Issuance of common stock, net.............................       81,650       124,975      89,431
                                                              -----------   -----------   ---------
  Net cash provided by financing activities.................      554,263       183,721      51,880
                                                              -----------   -----------   ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (5,712)      (10,531)     16,630
                                                              -----------   -----------   ---------
Increase/(decrease) in cash and cash equivalents............      521,243       (14,708)     40,297
                                                              -----------   -----------   ---------
Cash and cash equivalents at beginning of period............      235,895       250,603     210,306
                                                              -----------   -----------   ---------
Cash and cash equivalents at end of period..................  $   757,138   $   235,895   $ 250,603
                                                              ===========   ===========   =========

                See Notes to Consolidated Financial Statements.

                             LSI LOGIC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

     Nature of business. LSI Logic Corporation ("the Company" or "LSI") is a leading supplier of high-performance integrated circuits and highly scalable enterprise storage systems. The Company is focused on the four markets of consumer products, communications, storage components and storage area network ("SAN") systems.

     Segment reporting. The Company operates in two reportable segments: the Semiconductor segment and the SAN Systems segment. In the Semiconductor segment, the Company uses advanced process technology and comprehensive design methodologies to design, develop, manufacture and market highly complex integrated circuits. These system-on-a-chip solutions include both application specific integrated circuits, commonly referred to as ASICs; application specific standard products in silicon, or ASSPs; as well as Redundant Array of Independent Disks ("RAID") host bus adapters and related products; and services. In the SAN Systems segment, the Company designs, manufactures, markets and supports high-performance, highly scaleable open storage area network systems, storage solutions and a complete line of RAID systems, subsystems and related software. (See Note 11 of the Notes to the Consolidated Financial Statements referred to hereafter as "Notes".)

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

  2001 ACQUISITIONS

     During 2001, the Company acquired C-Cube Microsystems Inc. ("C-Cube") and certain tangible and intangible assets associated with the RAID business of American Megatrends, Inc. ("AMI"). The acquisitions were accounted for as purchases and, accordingly, the estimated fair value of assets acquired and liabilities assumed and the results of operations were included in the Company's consolidated financial statements as of the effective date of each acquisition, through the end of the period. These transactions are summarized below. There were no significant differences between accounting policies of LSI and the companies acquired. (See Note 2 of the Notes.)

                       ACQUISITION   PURCHASE                                               IDENTIFIED      DEFERRED
COMPANY                   DATE        PRICE         CONSIDERATION        IPR&D   GOODWILL   INTANGIBLES   COMPENSATION
-------                -----------   --------   ----------------------   -----   --------   -----------   ------------
                                                (AMOUNTS IN MILLIONS)
C-Cube...............  May 2001       $893.7    40.2 million shares,     $77.5    $572.1      $130.5         $49.3
                                                10.6 million options,
                                                0.8 million warrants
RAID Division of       August 2001     240.5    Cash                     19.1      128.9        77.5          16.4
  AMI................                           0.8 million restricted
                                                shares

                             LSI LOGIC CORPORATION

  2000 AND 1999 ACQUISITIONS

     During 2000, the Company acquired a division of NeoMagic Corporation ("NeoMagic"), a division of Cacheware, Inc. ("Cacheware"), Intraserver Technology, Inc. ("Intraserver"), DataPath Systems, Inc. ("DataPath"), ParaVoice Technologies, Inc. ("ParaVoice") and Syntax Systems, Inc. ("Syntax"). The acquisitions were accounted for as purchases and, accordingly, the estimated fair value of assets acquired and liabilities assumed and the results of operations were included in the Company's consolidated financial statements as of the effective date of each acquisition, through the end of the period.

     These transactions are summarized below. There were no significant differences between the accounting policies of LSI and the companies acquired. (See Note 2 of the Notes.)

                            ACQUISITION   PURCHASE                                              IDENTIFIED      DEFERRED
COMPANY                        DATE        PRICE         CONSIDERATION       IPR&D   GOODWILL   INTANGIBLES   COMPENSATION
-------                    -------------  --------   ---------------------   -----   --------   -----------   ------------
                                                  (AMOUNTS IN MILLIONS)
Division of NeoMagic.....  April 2000      $ 15.4    Cash                    $6.4     $ 1.9        $ 5.8         $  --
Division of Cacheware....  April 2000        22.2    Cash                     8.3       8.5          5.2            --
Intraserver..............  May 2000          62.9    1.2 million shares,      1.6      50.8         17.5            --
                                                      0.2 million options
DataPath.................  July 2000        420.8    7.5 million shares,     54.2     154.0         17.4         201.6
                                                      1.6 million options
ParaVoice................  October 2000      38.6    Cash                     6.9      10.4         21.2            --
Syntax...................  November 2000     58.8    1.4 million shares,       --      42.0         25.4           2.5
                                                      0.6 million options

     In the second quarter of 2001, the NeoMagic research project was abandoned and the remaining intangibles and goodwill recorded in connection with the project were written off to other non-recurring items. (See Note 4 of the Notes.)

     On June 22, 1999, the Company and SEEQ Technology, Inc. ("SEEQ") were combined in a transaction accounted for as a pooling of interests. All financial information has been restated retroactively to reflect the combined operations of the Company and SEEQ as if the combination had occurred at the beginning of the earliest period presented. (See Note 2 of the Notes.) Prior to the combination, SEEQ's fiscal year-end was the last Sunday in September of each year, whereas the Company operates on a year ending on December 31. SEEQ's financial information has been recast to conform to the Company's year-end. There were no significant differences between the accounting policies of the Company and SEEQ.

     Minority interest in subsidiary represents the minority stockholders' proportionate share of the net assets and the results of operations of the Company's majority-owned subsidiary. Sales of common stock of the Company's subsidiary and purchases of such shares may result in changes in the Company's proportionate share of the subsidiary's net assets.

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

     Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2001 presentation.

     Cash equivalents and short-term investments. All highly liquid investments purchased with an original maturity of 90 days or less are considered to be cash equivalents and are classified as held-to-maturity. Marketable short-term investments are generally classified and accounted for as available-for-sale. Management determines the appropriate classification of debt and equity securities at the time of purchase and reassesses the classification at each reporting date. Investments in debt and equity securities classified as held-

                             LSI LOGIC CORPORATION
to-maturity are reported at amortized cost plus accrued interest, and securities classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related tax, recorded as a separate component of comprehensive income in stockholders' equity until realized (See Note 5 of the Notes). Gains and losses on securities sold are determined based on the specific identification method and are included in interest income and other. For all investment securities, unrealized losses that are other than temporary are recognized in net income. The Company does not hold these securities for speculative or trading purposes.

     Fair value disclosures of financial instruments. The estimated fair value of financial instruments is determined by the Company, using available market information and valuation methodologies considered to be appropriate. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts. At December 31, 2001, the estimated fair values of the 2001, 2000 and 1999 Convertible Subordinated Notes were $444.7 million, $418.8 million and $387.2 million, respectively. At December 31, 2000, the estimated fair values of the 2000 and 1999 Convertible Subordinated Notes were $356.9 million and $388.6 million, respectively.

     Derivative instruments. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138 as of January 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the instruments. All of the Company's derivative instruments are recorded at their fair value in other current assets or other accrued liabilities. (See Note 6 of the Notes.) The transition adjustment upon adoption of SFAS No. 133 was not material.

     On the date a derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability ("fair-value" hedge), as a hedge of the variability of cash flows to be received ("cash-flow" hedge), or as a foreign-currency hedge. Changes in the fair value of a derivative that is highly effective, and is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective, and is designated and qualifies as a cash-flow hedge, are recorded in other comprehensive income, until earnings are affected by the variability of the cash flows. Changes in the fair value of derivatives that are highly effective, and are designated and qualify as a foreign-currency hedge, are recorded in either current period earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge (e.g., a hedge of a firm commitment that is to be settled in a foreign currency) or a cash-flow hedge (e.g., a foreign-currency-denominated forecasted transaction). The Company's derivative instruments at December 31, 2001 and 2000 were designated as foreign currency fair-value hedges.

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

                             LSI LOGIC CORPORATION

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

     When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative will continue to be carried on the balance sheet at its fair value, and the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative will continue to be carried on the balance sheet at its fair value, and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current-period earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings.

     Concentration of credit risk of financial instruments. Financial instruments that potentially subject the Company to credit risk consist of cash equivalents, short-term investments and accounts receivable. Cash equivalents and short-term investments are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. A majority of the Company's trade receivables are derived from sales to large multinational computer, communication, networking and consumer electronics manufacturers, with the remainder distributed across other industries. As of December 31, 2001, two customers each accounted for 12% of consolidated trade receivables. No customers accounted for greater than or equal to 10% of trade receivables as of December 31, 2000. Concentrations of credit risk with respect to all other trade receivables are considered to be limited due to the quantity of customers comprising the Company's customer base and their dispersion across industries and geographies. One customer accounted for 18% of the Company's total consolidated revenues for the year ended December 31, 2001, and another customer represented 12% and 11% of the Company's consolidated revenues for the years ended December 31, 2000 and 1999, respectively. The Company performs ongoing credit evaluations of its customers' financial condition and requires collateral as considered necessary. Write-offs of uncollectable amounts have not been significant.

     Inventories. Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis for raw materials and is computed on a currently adjusted standard basis (which approximates first-in, first-out) for work-in-process and finished goods. Inventory reserves are established when conditions indicate that the selling price could be less than cost due to physical deterioration, obsolescence, changes in price levels, or other causes. Reserves are established for excess inventory generally based on inventory levels in excess of 12 months judged demand for each specific product.

     Property and equipment. Property and equipment are recorded at cost and include interest on funds borrowed during the construction period. Depreciation and amortization are calculated based on the straight-

                             LSI LOGIC CORPORATION
line method. Depreciation of equipment and buildings, in general, is computed using the assets' estimated useful lives as presented below:

Buildings and improvements..................................   20-40 years
Equipment...................................................     3-6 years
Furniture and fixtures......................................     3-5 years

     Amortization of leasehold improvements is computed using the shorter of the remaining term of the Company's facility leases or the estimated useful lives of the improvements. Depreciation for income tax purposes is computed using accelerated methods.

     Preproduction engineering costs. In April 1998, the Accounting Standards Executive Committee of the AICPA released SOP No. 98-5, "Reporting on the Costs of Start-up Activities." The SOP is effective for fiscal years beginning after December 15, 1998 and requires companies to expense all costs incurred or unamortized in connection with start-up activities. Accordingly, the Company expensed the unamortized preproduction balance of $92 million, net of tax, associated with the Gresham manufacturing facility on January 1, 1999 and has presented it as a cumulative effect of a change in accounting principle in accordance with the SOP No. 98-5.

     Goodwill and other intangibles. Goodwill and other intangibles acquired in connection with business acquisitions and the purchase of common stock from minority stockholders were approximately $1,661 million and $737 million, and related accumulated amortization was $341 million and $156 million at December 31, 2001 and 2000, respectively. (See Note 2 of the Notes.) The acquisitions were accounted for as purchases, and the excess of the purchase price over the fair value of assets acquired was allocated to existing technology, customer base, workforce in place, trademarks and residual goodwill, which are being amortized using the straight-line method over a weighted average life of two to six years. Goodwill and other intangibles are evaluated for impairment based on the related estimated undiscounted cash flows. The goodwill and identifiable intangible assets from the acquired RAID division of AMI has been accounted for in accordance with the Financial Accounting Standards Board Statement No. 141, "Business Combinations" and Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets." (See Note 2 of the Notes.)

     Other assets. Long-term investments in marketable and restricted shares of technology companies are included in other assets. The marketable investments are accounted for as available-for-sale and are reported at fair value with unrealized gains and losses, net of related tax, recorded as a separate component of comprehensive income in stockholders' equity until realized in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." (See Note 5 of the Notes.) Gains and losses on securities sold are based on the specific identification method and are included in gain on sale of equity securities. The investments in restricted and non-marketable shares are recorded at cost. For all investment securities, unrealized losses that are other than temporary are recognized as a component of interest income and other. Circumstances that indicate an other than temporary decline may include subsequent "down" financing rounds, decreases in quoted market price and declines in results of operations of the issuer. The Company does not hold these securities for speculative or trading purposes.

     Software. The Company capitalizes external costs related to the purchase and implementation of software projects used for business operations and engineering design activities. Capitalized software costs primarily include purchased software and external consulting fees. Capitalized software projects are amortized over the estimated useful lives of the projects, typically a two to five year period. The Company had $178 million and $137 million of capitalized software costs and $131 million and $72 million of accumulated amortization included in other assets at December 31, 2001 and 2000, respectively. Software amortization totaling $56 million, $41 million and $25 million was included in the Company's results of operations during 2001, 2000 and 1999.

                             LSI LOGIC CORPORATION

     Self-insurance. The Company retains certain exposures in its insurance plan under self-insurance programs. Reserves for claims made and reserves for estimated claims incurred but not yet reported are recorded as current liabilities.

     Revenue recognition. Product revenue is primarily recognized upon shipment with the exception of standard products sold to distributors. Revenue from standard products sold to distributors is deferred until the distributor sells the product to a third party. Revenue from the licensing of the Company's design and manufacturing technology is recognized when the significant contractual obligations have been fulfilled. Royalty revenue is recognized upon the sale of products subject to royalties. The Company uses the percentage-of-completion method for recognizing revenues on fixed-fee design arrangements. All amounts billed to a customer related to shipping and handling are classified as revenue while all costs incurred by the Company for shipping and handling are classified as costs of goods sold.

     The provisions of Statement of Position 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" are applied to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is incidental, the fee is not bifurcated and separate accounting guidance is not applied to the hardware and software elements. For hardware transactions where no software is involved the provisions of Staff Accounting Bulletin 101 "Revenue Recognition" are applied.

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

     The Company adopted FASB Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25", on July 1, 2000. Amortization of non-cash deferred stock compensation of $105 million and $41 million in 2001 and 2000, respectively, is due to non-cash deferred stock compensation of $270 and $204 million recorded in connection with the acquisitions of the RAID business of AMI, C-Cube, Syntax and DataPath, which closed on August 31, 2001, May 11, 2001, November 29, 2000, and July 14, 2000, respectively (See Note 2 of the Notes).

                             LSI LOGIC CORPORATION

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

                                                                      YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------------------------------------------------------
                                                2001                              2000                           1999
                                   -------------------------------   ------------------------------   ---------------------------
                                                           PER-                             PER-                            PER-
                                                           SHARE                            SHARE                          SHARE
                                    INCOME*    SHARES+    AMOUNT     INCOME*    SHARES+    AMOUNT     INCOME*    SHARES+   AMOUNT
                                   ---------   -------   ---------   --------   -------   ---------   --------   -------   ------
                                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Basic EPS:
  Net (loss)/income before
    cumulative effect of change
    in accounting principle......  $(991,955)  349,280    $(2.84)    $236,600   310,813     $0.76     $158,948   292,848   $ 0.54
                                                          ------                            -----                          ------
  Cumulative effect of change in
    accounting principle.........         --        --        --           --        --        --      (91,774)  292,848    (0.31)
  Net (loss)/income available to
    common stockholders..........   (991,955)  349,280     (2.84)     236,600   310,813      0.76       67,174   292,848     0.23
                                                          ------                            -----                          ------
  Effect of dilutive securities:
    Stock options and restricted
      stock awards (See Note
      2).........................                                                21,517                           14,634
    4 1/4% Convertible
      Subordinated Notes.........                                      10,997    22,007                  8,126    17,606
Diluted EPS:
  Net (loss)/income before
    cumulative effect of change
    in accounting, principle
    (adjusted for assumed
    conversion of debt)..........   (991,955)  349,280     (2.84)     247,597   354,337      0.70      167,074   325,088     0.51
                                                          ------                            -----                          ------
  Cumulative effect of change in
    accounting principle.........         --        --        --           --        --        --      (91,774)  325,088    (0.28)
  Net (loss)/income available to
    common stockholders..........  $(991,955)  349,280    $(2.84)    $247,597   354,337     $0.70     $ 75,300   325,088   $ 0.23
                                                          ------                            -----                          ------

---------------

* Numerator

+ Denominator

     Options to purchase approximately 73,996,916 shares were outstanding at December 31, 2001 and were excluded from the computation of diluted shares because of their antidilutive effect on earnings per share as the Company incurred a net loss for the year. Options to purchase approximately 6,573,340 shares and 4,122,000 shares were outstanding at December 31, 2000 and 1999, respectively, but were not included in the computation of diluted shares for the year ended December 31, 2000 and 1999, respectively, because the exercise prices of these options were greater than the average market price of common shares for the respective years. The exercise price of these options ranged from $0.01 to $72.25 and $26.38 to $72.25 at December 31, 2001 and 2000, respectively.

     Related party transactions. There were no significant related party transactions during the years ended December 31, 2001, 2000 and 1999, other than as listed in Notes 3 and 12 of the Notes.

     Comprehensive income. Comprehensive income is defined as a change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income, for the Company, arises from foreign currency translation adjustments and unrealized gains or losses

                             LSI LOGIC CORPORATION
on available-for-sale securities, net of applicable taxes. Comprehensive income is shown in the statement of stockholders' equity. As of December 31, 2001, the accumulated other comprehensive income consisted of $22 million of unrealized gains on available-for-sale securities, net of the related tax effect of $12 million, and $8 million loss from foreign currency translation adjustments, net of the related tax effect of $3 million. As of December 31, 2000, the accumulated other comprehensive income consisted of $31 million of unrealized gains on available-for-sale securities, net of the related tax effect of $17 million, and $23 million gain from foreign currency translation adjustments, net of the related tax effect of $12 million. As of December 31, 1999, the accumulated other comprehensive income consisted of $90 million of unrealized gain on available-for-sale securities, net of the related tax effect of $48 million, and $56 million gain from foreign currency translation adjustments, net of the related tax effect of $30 million.

NOTE 2 -- BUSINESS COMBINATIONS

     Acquisitions accounted for as purchases. The estimated fair value of acquired assets and assumed liabilities and the results of operations for acquisitions accounted for as a purchase are included in the Company's consolidated financial statements as of the effective date of the purchase, through the end of the period. The total purchase price is allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates. The fair value of common shares issued for acquisitions was determined using the average closing stock price for the period of two days before and after the date the number of LSI common shares to be issued was fixed. The purchase price includes direct acquisition costs consisting of investment banking, legal and accounting fees. There were no significant differences between the accounting policies of the Company and the acquired entities except as noted below.

     Deferred compensation. On July 1, 2000, FIN No. 44 was adopted by the Company as discussed in Note 1 of the Notes. In accordance with FIN No. 44, for all acquisitions that closed after it's adoption, the intrinsic value of the unvested options, restricted awards and warrants assumed as part of the acquisitions as of the closing date of the acquisitions was recorded as deferred stock compensation as a component of the purchase price to be amortized over the respective vesting periods of the options and awards. The Company calculated the value of restricted shares issued using the closing price of its common stock on the date of consummation of the purchase. The fair value of the options and warrants assumed was determined using the Black Scholes method. Deferred stock compensation is included as a component of stockholders' equity and is amortized over the vesting period of one to four years.

                             LSI LOGIC CORPORATION

     In-process research and development. During 2001, the Company recorded a $96.6 million IPR&D charge associated with the acquisitions of C-Cube and the purchase of the RAID business of AMI. During 2000, the Company recorded a $77.4 million IPR&D charge associated with the acquisitions of ParaVoice, DataPath, Intraserver and the purchase of divisions of NeoMagic and Cacheware. There was no IPR&D charge recorded in connection with the acquisition of Syntax. During 1999, the Company recorded a $4.6 million IPR&D charge associated with the acquisition of ZSP. See summary table below:

                                                           PERCENTAGE OF
                       ACQUISITION           DISCOUNT     COMPLETION AND      REVENUE PROJECTIONS
COMPANY                    DATE      IPR&D     RATE           METHOD               BY PROJECT           ROYALTY RATE
-------                ------------  -----   --------   -------------------  ----------------------  -------------------
                                                 (AMOUNTS IN MILLIONS)
C-Cube...............  May 2001      $77.5    27.5%     61% to 84%, percent  2003 -- Cable Modem             --
                                                          of R&D expenses    2004 -- Set-Top Box
                                                                             2005 -- DVD
                                                                             2006 -- DVD-R
RAID Division of       August 2001   19.1       20%     12% to 62%, percent  2006                            --
  AMI................                                     of R&D expenses
Division of            April 2000     6.4       30%     68%, percent of R&D  2004                            30%
  NeoMagic...........                                        expenses
Division of            April 2000     8.3       30%     90%, percent of R&D  2003                            30%
  Cacheware..........                                        expenses
Intraserver..........  May 2000       1.6       30%     20% to 95%, project  2005                            30%
                                                            milestones
DataPath.............  July 2000     54.2       20%     50% to 75%, project  2004 -- Read Channel    20% to Read Channel
                                                            milestones       2006 -- ADSL              and ADSL 3% to
                                                                             2007 -- Tuner                  Tuner
ParaVoice............  October 2000   6.9       50%     23%, percent of R&D  2005                            --
                                                             expenses
ZSP..................  April 1999     4.6       25%        65%, project      2003                            25%
                                                            milestones

     The amounts of IPR&D were determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed as of the respective acquisition dates. The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The net cash flows from the identified projects were based on estimates of revenues, cost of revenues, research and development costs, selling general and administrative costs and applicable income taxes for the projects. Total revenues for the projects are expected to extend through the dates noted in the table above by acquisition. These projections were based on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions by our competitors and us. These estimates do not account for any potential synergies that may be realized as a result of the acquisition and are in line with industry averages and growth estimates.

     The percentage of completion for the projects was determined using one of the following methods:

     - Percentage of research and development expenses. Research and development expenses incurred as of the acquisition dates for the projects as a percentage of total research and development expenses to bring the projects to technological feasibility.

     - Project milestones. Milestones representing management's estimate of effort, value added and degree of difficulty of the portion of the projects completed as of the acquisition dates, as compared to the remaining research and development to be completed to bring the projects to technological feasibility. The development process is grouped into three phases, with each phase containing between one and five milestones. The three phases are: (i) researching the market requirements and the engineering architecture and feasibility studies; (ii) design and verification milestones; and (iii) prototyping and testing the product (both internal and customer testing).

                             LSI LOGIC CORPORATION

     A discount rate is used for the projects to account for the risks associated with the inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances, which could impact the estimates described above. The Company applied a royalty rate by project by acquisition to operating income to attribute value for dependency on predecessor core technologies.

     Development of technologies that have not yet been completed remains a substantial risk to the Company due to various factors, including the remaining effort to achieve technological feasibility, rapidly changing customer markets and competitive threats from other companies. Failure to bring the product to market in a timely manner could adversely affect sales and profitability of the Company in the future. Additionally, the value of other intangible assets acquired may become impaired.

     Recent accounting pronouncements. In July 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statements Nos. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill and indefinite-lived intangibles will be tested annually and whenever events or circumstances occur indicating that they might be impaired. Goodwill is tested for impairment employing a two-step method. First the fair value of the reporting unit is compared to its carrying amount. If the fair value is less than the carrying amount, the impairment is measured as the excess of recorded goodwill over its implied fair value. Indefinite-lived intangibles are tested for impairment by comparing the carrying amount to the fair value. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. The Company will adopt SFAS 142 on January 1, 2002, the beginning of fiscal 2002, for all goodwill and intangibles that arose before July 1, 2001. As a result of the adoption of SFAS 142, amortization of goodwill and intangibles will be lower by approximately $112 million in 2002 as compared to 2001 and approximately $952 million of goodwill and indefinite-lived intangibles will no longer be amortized. The Company has completed the transitional goodwill impairment assessment in accordance with SFAS 142 and concluded that goodwill is not impaired as of January 1, 2002.

  2001

     Acquisition of the RAID business. On August 31, 2001, the Company finalized the Asset Purchase Agreement with American Megatrends, Inc. ("AMI"). Under the agreement, the Company acquired certain tangible and intangible assets associated with AMI's Redundant Array of Independent Disks, or RAID, business. The acquisition will enhance product offerings and be included in the Semiconductor segment. The acquisition was accounted for as a purchase.

                             LSI LOGIC CORPORATION

     The Company paid approximately $224 million in cash, which included direct acquisition costs of $2.5 million. The Company issued and will issue approximately 0.8 million restricted common shares to certain RAID business employees retained as part of the purchase transaction. The total purchase price was allocated as follows (in thousands):

Fair value of net liabilities acquired......................   $ (1,440)
In-process research and development.........................     19,100
Current technology..........................................     74,100
Trademarks..................................................      3,400
Excess of purchase price over net liabilities acquired......    128,891
                                                               --------
                                                               --------
Total purchase price excluding deferred compensation........    224,051
Deferred stock compensation.................................     16,400
                                                               --------
Total purchase price........................................   $240,451
                                                               ========

     The calculated value of deferred stock compensation includes certain minimum guaranteed amounts. Deferred stock compensation will be amortized over approximately two years.

     In-process research and development. In connection with the purchase of the RAID business, the Company recorded a $19.1 million charge for several IPR&D projects during the third quarter of 2001. The projects were for development of RAID technology applications. The percentage of completion for the projects was determined based on the percentage of research and development expenses. The discount rate used was 20% for the projects. Development of RAID technology applications was started in early 2000 and 2001. As of August 31, 2001, the Company estimated that the projects were from 12% to 62% complete.

     Useful life of intangible assets. The amount allocated to current technology and trademarks is being amortized over their estimated useful lives of 4 and 5.5 years, respectively, using the straight-line method. The excess of purchase price over net assets acquired is not being amortized. The identification of intangibles and amortization periods were determined in accordance with the recent accounting pronouncements as described above.

     Pro forma statement of earnings information has not been presented because the effect of this acquisition was not material.

     ACQUISITION OF C-CUBE. On March 26, 2001, the Company signed a definitive merger agreement ("Merger Agreement") to acquire C-Cube Microsystems Inc. ("C-Cube"). In accordance with the Merger Agreement, the Company commenced an exchange offer whereby it offered 0.79 of a share of common stock for each outstanding share of C-Cube common stock. Under the terms of the Merger Agreement, the exchange offer was followed by a merger in which the Company acquired, at the same exchange ratio, the remaining shares of C-Cube common stock not previously acquired in the exchange offer. Upon completion of the merger, the Company assumed all options and warrants to purchase shares of C-Cube common stock and converted them into options and warrants to purchase shares of the Company's common stock. The merger was subject to customary closing conditions, including the tender for exchange of at least a majority of C-Cube's outstanding shares of common stock (including for purposes of the calculation of the majority of shares, certain outstanding options and warrants to purchase C-Cube shares). The acquisition was effective May 11, 2001. The acquisition was accounted for as a purchase.

     The Company issued approximately 40.2 million shares of its common stock,
10.6 million options and 0.8 million warrants in exchange for the outstanding ordinary shares, options and warrants of C-Cube, respectively. The fair value of common shares issued was $18.73 per share. The acquisition is intended to

                             LSI LOGIC CORPORATION
enhance and accelerate the Company's digital video product offerings in the Semiconductor segment. The components of purchase price are as follows (in thousands):

Fair value of common shares issued..........................   $752,557
Fair value of options assumed...............................    116,174
Fair value of warrants assumed..............................      8,121
Direct acquisition costs....................................     16,856
                                                               --------
Total purchase price........................................   $893,708
                                                               ========

     The total purchase price was allocated as follows:

                                                               (IN THOUSANDS)
Tangible net assets acquired................................      $ 64,315
Acquired in-process research and development................        77,500
Current technology..........................................        74,000
Trademarks..................................................        20,500
Assembled workforce.........................................        36,000
Excess of purchase price over net assets acquired...........       572,120
                                                                  --------
Total purchase price excluding deferred stock
  compensation..............................................       844,435
Deferred stock compensation.................................        49,273
                                                                  --------
Total purchase price........................................      $893,708
                                                                  ========

     In-process research and development. In connection with the purchase of C-Cube, the Company recorded a $77.5 million charge for various IPR&D projects. The projects identified primarily consisted of digital video disc ("DVD"), recordable digital video ("DVD-R"), Consumer Set-Top Box and Cable Modem. The percentage of completion for the projects was determined based on the percentage of research and development expenses. The discount rate used was 27.5% for these projects. The development of these projects started in early 1999. As of May 11, 2001, the Company estimated the projects were approximately 84%, 62%, 61% and 69% complete for DVD, DVD-R, Consumer Set-Top Box and Cable Modem, respectively.

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

     The summary includes the impact of certain adjustments such as amortization of intangibles and non-cash deferred stock compensation. Additionally, the in-process research and development charge of $77.5 million discussed above has been excluded from the periods presented as it arose from the acquisition of C-Cube. The restructuring and other non-recurring charges of $219.6 million were included in the pro forma calculation as the charges did not relate to the acquisition of C-Cube. (See Note 4 of the Notes.)

                             LSI LOGIC CORPORATION

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                    (UNAUDITED)
                                                               (IN THOUSANDS, EXCEPT
                                                                PER-SHARE AMOUNTS)
Revenues....................................................  $1,851,659   $3,002,716
Net (loss)/ income..........................................  $ (962,488)  $  109,112
Basic EPS...................................................  $    (2.65)  $     0.31
Diluted EPS.................................................  $    (2.65)  $     0.29

  2000

     During 2000, the Company completed six acquisitions, which were accounted for using the purchase method of accounting. Unaudited pro forma statement of earnings information has not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis. See summary table below:

                                                                                      FAIR VALUE
                                                                                      OF TANGIBLE
ENTITY NAME, SEGMENT                                                                  NET ASSETS/
INCLUDED IN, DESCRIPTION OF    ACQUISITION    PURCHASE                               (LIABILITIES)
ACQUIRED BUSINESS                 DATE         PRICE           CONSIDERATION           ACQUIRED      GOODWILL
---------------------------    -----------    --------         -------------         -------------   --------
                                                  (IN MILLIONS, EXCEPT NUMBER OF SHARES)
Syntax, SAN Systems           November 2000    $ 58.8    1.4 million shares issued       $(11.1)      $42.0
segment, Software solutions                              at $30.71 per share,
for centralized storage                                  including 0.04 million
management                                               restricted common shares,
                                                         0.6 million options
                                                         assumed
ParaVoice, Semiconductor      October 2000       38.6    Cash                               0.1        10.4
segment, Voice over
Internet Protocol (VoIP)
and Voice over DSL (VoDSL)
DataPath, Semiconductor         July 2000       420.8    7.5 million shares issued         (6.4)      154.0
segment, Semiconductor                                   at $46.11 per share,
standard products                                        including 2.3 million
                                                         restricted common shares,
                                                         1.6 million options
                                                         assumed
Intraserver, Semiconductor      May 2000         62.9    1.2 million shares issued         (7.0)       50.8
segment, Host adapter                                    at $45.83 per share, 0.2
boards, storage                                          million options assumed
infrastructure and
communication products
Division of Cacheware, SAN     April 2000        22.2    Cash                               0.2         8.5
Systems segment, SAN
Business
Division of NeoMagic,          April 2000        15.4    Cash                               1.3         1.9
Semiconductor segment,
Optical read-channel mixed
signal design team and RF
intellectual property


ENTITY NAME, SEGMENT           CURRENT        ASSEMBLED
INCLUDED IN, DESCRIPTION OF  TECHNOLOGY &    WORKFORCE &              DEFERRED
ACQUIRED BUSINESS             TRADEMARKS    CUSTOMER BASE   IPR&D   COMPENSATION
---------------------------  ------------   -------------   -----   ------------
                                   (IN MILLIONS, EXCEPT NUMBER OF SHARES)
Syntax, SAN Systems             $13.0           $12.4       $ --       $ 2.5
segment, Software solutions
for centralized storage
management
ParaVoice, Semiconductor         18.0             3.2        6.9          --
segment, Voice over
Internet Protocol (VoIP)
and Voice over DSL (VoDSL)
DataPath, Semiconductor          17.4              --       54.2       201.6
segment, Semiconductor
standard products
Intraserver, Semiconductor       15.3             2.2        1.6          --
segment, Host adapter
boards, storage
infrastructure and
communication products
Division of Cacheware, SAN        4.0             1.2        8.3          --
Systems segment, SAN
Business
Division of NeoMagic,             3.8             2.0        6.4          --
Semiconductor segment,
Optical read-channel mixed
signal design team and RF
intellectual property

     In the second quarter of 2001, the NeoMagic research project was abandoned and the remaining intangibles and goodwill recorded in connection with the project were written off to other non-recurring items. (See Note 4 of the Notes.)

  1999

     Merger with SEEQ. On June 22, 1999, the Company and SEEQ were combined. SEEQ was formed in January 13, 1981 and engaged in the development, production and sale of state-of-the-art semiconductor data communications devices. The stock-for-stock transaction was approved by the shareholders of SEEQ. In December 1999, SEEQ was merged with and into LSI with LSI continuing as the surviving corporation in the merger. As a result of the merger, the separate existence of SEEQ ceased. Under the terms of the Agreement

                             LSI LOGIC CORPORATION
and Plan of Reorganization and Merger, SEEQ's shareholders received 0.1518 of a share of the Company's common stock for each SEEQ share. Accordingly, the Company issued approximately 5 million shares of its common stock for all the outstanding shares of SEEQ common stock. Additionally, outstanding options to acquire SEEQ common stock as of the merger date were converted to options to acquire 0.8 million shares of the Company's common stock.

     The merger was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated retroactively to include the financial results of SEEQ for all periods presented. Selected financial information for the combining entities included in the consolidated statements of operations for the six-month period ended June 30, 1999 (unaudited), the interim period nearest the merger date is as follows:

                                                                 SIX MONTHS
                                                                   ENDED
                                                                  JUNE 30,
                                                                    1999
                                                               --------------
                                                               (IN THOUSANDS)
Net sales:
  LSI.......................................................      $949,915
  SEEQ......................................................        14,714
                                                                  --------
  Combined..................................................      $964,629
                                                                  ========
Net loss:
  LSI.......................................................      $(75,148)
  SEEQ......................................................        (2,785)
                                                                  --------
  Combined..................................................      $(77,933)
                                                                  ========

     Adjustments to conform accounting policies of SEEQ to those of LSI were not significant to the combined financial results. There were no inter-company transactions between the two companies for the periods presented.

     Restructuring and merger-related expenses associated with the SEEQ merger. In connection with the merger with SEEQ on June 22, 1999, the Company recorded approximately $2.9 million in restructuring charges and $5.5 million in merger-related expenses, which included $0.5 million recorded by SEEQ in the first quarter of 1999. The merger expenses related primarily to investment banking and other professional fees directly attributable to the merger with SEEQ. The restructuring charge was comprised of $1.9 million in write-downs of fixed assets that were duplicative to the combined company, $0.5 million of exit costs relating to non-cancelable building lease contracts and a $0.5 million provision for severance costs related to the involuntary termination of certain employees. The restructuring actions as outlined by the restructuring plan were completed by June 30, 2000, one year from the date the reserve was taken. Approximately $0.5 million of severance was paid to three employees terminated during 1999.

     Acquisition of ZSP. On April 14, 1999, the Company acquired all of the outstanding capital stock of ZSP, a semiconductor company that designs and markets programmable digital signal processors. The acquisition was accounted for as a purchase. There were no significant differences between the accounting policies of the Company and ZSP.

                             LSI LOGIC CORPORATION

     The Company paid $7 million in cash, which included direct acquisition costs of $0.6 in addition to liabilities assumed of $4.3 million. The total purchase price of $11.3 million was allocated as follows (in thousands):

Fair value of tangible net liabilities......................   $  (301)
In-process research and development.........................     4,600
Current technology..........................................     2,600
Excess of purchase price over net assets acquired...........     4,370
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

NOTE 3 -- LICENSE AGREEMENT

     In the second quarter of 1999, the Company and Silterra Malaysia Sdn. Bhd. (formerly known as Wafer Technology (Malaysia) Sdn. Bhd.) ("Silterra") entered into a technology transfer agreement under which the Company grants licenses to Silterra with respect to certain of the Company's wafer fabrication technologies and provides associated manufacturing training and related services. In exchange, the Company receives cash consideration of $75 million and equity consideration over three years for which transfers and obligations of the Company are scheduled to occur. The equity consideration was valued at zero as of December 31, 2001. The Company transferred technology to Silterra valued at $20 million, $24 million and $15 million for the years ended December 31, 2001, 2000 and 1999, respectively. The amount was recorded as an offset to the Company's R&D expenses. In addition, the Company provided engineering training with a value of $2 million, $4 million and $2 million for the years ended December 31, 2001, 2000 and 1999, respectively. The amount was recorded as an offset to cost of revenues.

NOTE 4 -- RESTRUCTURING AND OTHER NON-RECURRING ITEMS

  2001

     The Company recorded approximately $219.6 million in restructuring and non-recurring charges for the year ended December 31, 2001, consisting of $207.2 for restructuring of operations and $12.4 million for other non-recurring charges.

  Restructuring

     In September 2001, the Company announced the consolidation of U.S. manufacturing operations at Gresham, Oregon and the transfer of process research and development from Santa Clara, California to Gresham, Oregon. The Company also announced the closure of certain assembly activities in Fremont, California, which will be transferred offshore. In September 2001, the Company recorded a restructuring charge of $77 million for fixed asset write-downs due to impairment in the U.S., losses on operating leases for equipment and facilities, severance for approximately 600 employees across multiple company activities and functions in the U.S., Europe, Japan and Asia Pacific as well as other exit costs. In December 2001, the Company recorded $14 million of additional fixed asset write-downs due to impairment for the Santa Clara facility. The Company reclassified $25 million, representing the fair market value of the assets identified above, from property, plant and equipment to other current assets during the year to reflect the intention to dispose of the assets within 12 months. In addition, in December 2001, approximately $4 million in exit costs for the closure of the Santa Clara facility was recorded relating primarily to labor and facilities charges.

                             LSI LOGIC CORPORATION

     In April 2001, the Company announced the closure of the Company's Colorado Springs fabrication facility ("the facility") in August 2001. In May 2001, the Company entered into a definitive agreement to sell the facility to a third party. As part of the agreement, the Company agreed to purchase a minimum amount of production wafers and die from the facility for a period of 18 months following the close of the transaction. During the quarter ended June 30, 2001, the Company recorded an impairment charge of $71 million relating to the facility of which approximately $35 million was recorded in cost of sales and $36 million was recorded in restructuring charges. The restructuring charges consisted of fixed asset write-downs due to impairment, losses on operating leases for equipment, severance for approximately 413 manufacturing employees and other exit costs. On August 1, 2001, the Company announced the termination of the agreement to sell the facility. The facility was closed in the fourth quarter of 2001. In September 2001, the Company recorded an additional restructuring charge of $55 million for fixed asset write-downs and other exit costs associated with the planned closure of the facility. The additional asset write-downs during the third quarter of 2001 were incurred to reflect the lower value of the facility's assets if sold on a piecemeal basis rather than sold as a facility in continued use. In addition, equipment market values continued to decline in the third quarter of 2001. The Company reclassified approximately $62 million from property, plant and equipment to other current assets to reflect the intention to dispose of the facility within the next 12 months. In December 2001, the Company recorded $1.5 million of additional fixed asset write-downs due to impairment for the Colorado Springs facility. In addition, approximately $3 million in exit costs for the closures of Colorado Springs facilities were recorded relating primarily to labor and facilities charges.

     The Company recorded approximately $16 million in restructuring charges in the second quarter of 2001 primarily associated with the write-down of fixed assets due to impairment in the U.S., Japan and Hong Kong that will be disposed of and severance charges for approximately 240 employees across multiple company activities and functions in the U.S., Europe and Asia Pacific. As a result of the continued decline in the equipment market during the third quarter of 2001, the Company recorded an additional charge of $0.5 million during the third quarter of 2001 to reflect the fair value of the equipment when sold. In December 2001, the Company recorded $0.3 million of additional fixed asset write-downs due to impairment in Japan. The Company plans to sell the assets and accordingly has reclassified $2 million from property, plant and equipment to other current assets to reflect the intention to sell the assets within the next 12 months.

     The fair value of assets determined to be impaired was based on independent appraisals and management estimates. Given that current market conditions for the sale of older fabrication facilities and related equipment may continue to deteriorate, there can be no assurance that the Company will realize its current net book value for the assets. The Company will reassess the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary.

     The following table sets forth our restructuring reserves as of December 31, 2001, which is included in other accrued liabilities on the balance sheet:

                                                                                BALANCE AT
                                                   RESTRUCTURING               DECEMBER 31,
                                                      EXPENSE      UTILIZED        2001
                                                   -------------   ---------   ------------
                                                                (IN THOUSANDS)
Write-down of excess assets(a)...................    $139,724      $(135,962)    $ 3,762
Lease terminations and maintenance
  contracts(c)...................................      26,912        (16,217)     10,695
Facility closure and other exit costs(c).........      24,242        (10,089)     14,153
Payments to employees for severance(b)...........      16,346        (15,622)        724
                                                     --------      ---------     -------
  Total..........................................    $207,224      $(177,890)    $29,334
                                                     ========      =========     =======

                             LSI LOGIC CORPORATION

---------------

(a) Amounts utilized in 2001 reflect a non-cash write-down of fixed assets in the U.S., Japan and Hong Kong due to impairment of $133.8 million and cash payments for machinery and equipment decommissioning costs of $2.2 million. The fixed asset write-downs were accounted for as a reduction of the assets and did not result in a liability. The $3.8 million balance as of December 31, 2001 relates to machinery and equipment decommissioning costs in the U.S.

(b) Amounts utilized represent cash payments related to the severance of approximately 1180 employees during the year ended December 31, 2001. The $0.7 million balance as of December 31, 2001 will be paid during the first six months of 2002.

(c)  Amounts utilized represent cash payments.

  Other Non-Recurring Charges:

     The Company recorded approximately $12.4 million in other non-recurring charges during 2001 as follows:

     - $8.1 million in charges associated with the write-down of intangible assets due to impairment. The majority of the intangible assets were originally acquired in the purchase of a division of NeoMagic in the second quarter of 2000.

     - $4.3 million in charges primarily consisting of the write-down of an investment in a marketable equity security and related purchased intellectual property.

  2000

     The Company recorded a restructuring of operations and other non-recurring net charges of $2.8 million in 2000. This was primarily related to the loss on an agreement entered into with a third party to outsource certain testing services previously performed by us at our Fremont, California facility.

  1999

     During the third quarter of 1999, the Company completed the activities underlying the restructuring plan, which was originally established in the third quarter of 1998. During the year ended December 31, 1999, the Company utilized $11.5 million of restructuring reserves, which consisted of severance payments of $7.9 million for 358 employees terminated during the year, $2.3 million for early lease contract terminations and to exit non-cancelable purchase commitments, $0.7 million of manufacturing facility decommissioning costs in Japan and other exit costs, and $0.6 million of currency translation adjustments. During 1999, the Company recorded approximately $2.9 million in restructuring charges and $5.5 million in merger-related expenses in connection with the merger with SEEQ on June 22, 1999 (see Note 2 of the Notes.)

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

                             LSI LOGIC CORPORATION

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

     Accordingly, the restructuring reserve reversal was included in the determination of income from operations for the year ended December 31, 1999.

NOTE 5 -- CASH AND INVESTMENTS

     As of December 31, 2001 and 2000, cash and cash equivalents and short-term investments included the following debt and equity securities:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
CASH AND CASH EQUIVALENTS
Overnight deposits..........................................  $295,439   $ 51,862
Commercial paper............................................   151,793     31,658
Corporate and municipal debt securities.....................     9,957      5,705
                                                              --------   --------
  Total held-to-maturity....................................   457,189     89,225
Cash........................................................   299,949    146,670
                                                              --------   --------
  Total cash and cash equivalents...........................  $757,138   $235,895
                                                              ========   ========
SHORT-TERM INVESTMENTS
Corporate and municipal debt securities.....................  $191,405   $488,592
Commercial paper............................................    19,851    203,952
Auction rate preferred......................................    29,887     69,731
Certificates of deposit.....................................        --     23,308
Equity securities...........................................        --     60,000
U.S. government and agency securities.......................    15,026     51,764
                                                              --------   --------
  Total available-for-sale..................................  $256,169   $897,347
                                                              ========   ========

     Unrealized holding gains and losses of held-to-maturity securities and available-for-sale debt securities were not significant and accordingly the amortized cost of these securities approximated fair market value at December 31, 2001 and 2000. Securities classified as held-to-maturity were included in cash equivalents, and debt securities classified as available-for-sale were included in short-term investments as of December 31, 2001 and 2000. Contractual maturities of these securities were within one year as of December 31, 2001. Realized gains and losses for held-to-maturity securities and available-for-sale debt securities were not significant for the years ended December 31, 2001, 2000 and 1999.

     At December 31, 2001, the Company had investments in available-for-sale marketable equity securities with an aggregate carrying value of $54 million, of which all securities were included as a component of other long-term assets. At December 31, 2000, the Company had investments in available-for-sale marketable equity securities with an aggregate carrying value of $66 million, of which $60 million were classified as short-

                             LSI LOGIC CORPORATION
term investments. The remaining balance was included in other long-term assets. As of December 31, 2001, an unrealized gain of $22 million, net of the related tax effect of $12 million, on these equity securities was included in accumulated comprehensive income. As of December 31, 2000, an unrealized gain of $31 million, net of the related tax effect of $17 million, on these equity securities was included in accumulated comprehensive income.

     During 2001, the Company sold equity securities for $8 million in the open market, realizing a pre-tax gain of approximately $5 million. During 2000, the Company sold equity securities for $79 million in the open market, realizing a pre-tax gain of approximately $73 million. In addition, the Company realized a pre-tax gain of approximately $7 million associated with equity securities of a certain technology company that was acquired by another technology company during the year. During 1999, the Company sold equity securities for $49 million in the open market, realizing a pre-tax gain of approximately $48 million.

     During the year ended December 31, 2001, the Company wrote down to estimated fair value equity investments in certain technology companies. The write down was for approximately $19 million. The decline in value of the investments was considered by management to be other than temporary. The Company also realized a pre-tax gain of approximately $4 million associated with equity securities of a certain technology company that was acquired by another technology company during the year.

NOTE 6 -- DERIVATIVE INSTRUMENTS

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

  FORWARD CONTRACTS

     Forward contracts are used to hedge certain cash flows denominated in non-functional currencies. Changes in the fair value of forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in other income and expense. At December 31, 2001, there was one forward contract outstanding, it was set to expire within one month and is designated as a foreign currency fair-value hedge in accordance with SFAS No.
133. For the year ended December 31, 2001, the change in time value of the forward contracts was not significant. The Company did not record any gains or losses due to hedge ineffectiveness during 2001.

     Forward exchange contracts are also used to hedge certain foreign currency-denominated assets or liabilities. These derivatives do not qualify for SFAS No. 133 hedge accounting treatment. Accordingly, changes in the fair value of these hedges are recorded immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged. The related gains and losses included in other income and expense was not significant.

  OPTION CONTRACTS

     The Company also enters into purchased currency option contracts that are designated as foreign currency cash-flow hedges of third-party yen revenue exposures. Changes in the fair value of currency option contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in other income and expense. There were no option contracts outstanding as of December 31, 2001 and 2000. For the year ended December 31, 2001, the change in option time value was approximately $4 million. During the year ended December 31, 2001, an amount of $6 million was reclassified to revenue from other comprehensive

                             LSI LOGIC CORPORATION
income as the forecasted transactions affected earnings. The Company did not record any gains or losses due to hedge ineffectiveness for the year ended December 31, 2001.

NOTE 7 -- BALANCE SHEET DETAIL

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2001          2000
                                                             -----------   -----------
                                                                  (IN THOUSANDS)
Inventories:
  Raw materials............................................  $    31,797   $    36,133
  Work-in-process..........................................       88,354       129,394
  Finished goods...........................................      136,478       124,848
                                                             -----------   -----------
                                                             $   256,629   $   290,375
                                                             ===========   ===========
Property and equipment:
  Land.....................................................  $    52,130   $    55,846
  Buildings and improvements...............................      470,433       477,175
  Equipment................................................    1,330,609     1,620,472
  Leasehold improvements...................................       54,083        54,373
  Furniture and fixtures...................................       54,778        53,874
  Construction in progress.................................       58,454       164,026
                                                             -----------   -----------
                                                               2,020,487     2,425,766
  Accumulated depreciation and amortization................   (1,076,113)   (1,147,083)
                                                             -----------   -----------
                                                             $   944,374   $ 1,278,683
                                                             ===========   ===========

     The Company recorded, as a component of cost of revenues, additional excess inventory and related charges of $211 million for the year ended December 31, 2001. The charges were due to inventory production in anticipation of closing the Company's Colorado Springs manufacturing facility (see Note 4 of the Notes), a sudden and significant decrease in forecasted revenue, and significant underutilization related to a temporary idling of the Company's fabrication facilities due to reduced demand. The charges were calculated in accordance with the Company's policy, which is primarily based on inventory levels in excess of 12 month judged demand for each specific product.

     An allocation of interest costs incurred on borrowings during a period required to complete construction of the asset is capitalized as part of the historical cost of acquiring certain assets. Gross capitalized interest included in property and equipment totaled $29 million at December 31, 2001 and 2000. No interest was capitalized during 2001 and 2000. Accumulated amortization of capitalized interest was $17 million and $15 million at December 31, 2001 and 2000, respectively.

                             LSI LOGIC CORPORATION

NOTE 8 -- DEBT

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 2001        2000
                                                              ----------   --------
                                                                 (IN THOUSANDS)
2001 Convertible Subordinated Notes.........................  $  490,000   $     --
2000 Convertible Subordinated Notes.........................     500,000    500,000
1999 Convertible Subordinated Notes.........................     344,935    345,000
Capital lease obligations...................................       1,203      2,341
                                                              ----------   --------
                                                               1,336,138    847,341
Current portion of long-term debt, capital lease obligations
  and short-term borrowings.................................        (332)    (1,030)
                                                              ----------   --------
Long-term debt and capital lease obligations................  $1,335,806   $846,311
                                                              ==========   ========

     On October 30, 2001, the Company issued $490 million of 4% Convertible Subordinated Notes (the "2001 Convertible Notes") due in 2006. The 2001 Convertible Notes are subordinated to all existing and future senior debt, are convertible at the holder's option, at any time after 60 days following issuance, into shares of the Company's common stock at a conversion price of $26.339 per share. The 2001 Convertible Notes are redeemable at the Company's option, in whole or in part, on at least 30 days notice at any time on or after November 6, 2004. Each holder of the 2001 Convertible Notes has the right to cause the Company to repurchase all of such holder's convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change. Interest is payable semiannually. The Company paid approximately $13.5 million for debt issuance costs related to the 2001 Convertible Notes. The debt issuance costs are being amortized using the interest method. The net proceeds from the 2001 Convertible Notes were used to repay bank debt outstanding with a balance of approximately $200 million as of September 30, 2001 as described below.

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

     On February 18, 2000, the Company issued $500 million of 4% Convertible Subordinated Notes (the "2000 Convertible Notes") due in 2005. The 2000 Convertible Notes are subordinated to all existing and future senior debt, are convertible at the holder's option, at any time after 60 days following issuance, into shares of the Company's common stock at a conversion price of $70.2845 per share. The 2000 Convertible Notes are redeemable at the Company's option, in whole or in part, on at least 30 days notice at any time on or after February 20, 2003. Each holder of the 2000 Convertible Notes has the right to cause the Company to repurchase all of such holder's convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change. Interest is payable semiannually. The Company paid approximately $15.3 million for debt issuance costs related to the 2000 Convertible Notes. The debt issuance costs are being amortized using the interest method. The net proceeds from the 2000 Convertible Notes were used to repay bank debt outstanding with a balance of approximately $380 million as of December 31, 1999 as described below.

     During March 1999, the Company issued $345 million of 4 1/4% Convertible Subordinated Notes (the "1999 Convertible Notes") due in 2004. The 1999 Convertible Notes are subordinated to all existing and future senior debt, are convertible at the holder's option, at any time after 60 days following issuance, into

                             LSI LOGIC CORPORATION
shares of the Company's common stock at a conversion price of $15.6765 per share. The 1999 Convertible Notes are redeemable at the option of the Company, in whole or in part, on at least 30 days notice at any time on or after March 20, 2002. Each holder of the convertible notes has the right to cause the Company to repurchase all of such holder's convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change. Interest is payable semiannually. The Company paid approximately $9.5 million for debt issuance costs related to the 1999 Convertible Notes. The amount was capitalized in other assets and is being amortized over the life of the 1999 Convertible Notes using the interest method. The net proceeds of the 1999 Convertible Notes were used to repay existing debt obligations.

     The term fundamental change referred to above means the occurrence of any transaction or event such as an exchange offer, liquidation, tender offer, consolidation, merger, or combination.

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

     On March 14, 2001, the Second Amended and Restated Credit Agreement was amended to reduce the total revolving commitment by $165 million from $240 million to $75 million. On the effective date of this reduction, the revolving commitment of each lender was reduced accordingly. The Second Amended and Restated Credit Agreement was terminated in August 2001.

     Aggregate principal payments required on outstanding capital lease and debt obligations are $0.3 million, $0.3 million, $345.3 million, $500.2 million and $490 million for the years ended December 31, 2002, 2003, 2004, 2005 and 2006, respectively. There are currently no payments required after December 31, 2006.

     The Company paid $38 million, $30 million and $37 million in interest during 2001, 2000 and 1999, respectively.

NOTE 9 -- COMMON STOCK

     Authorized shares. The following summarizes all shares of common stock reserved for issuance for the employee stock option and purchase plans as of December 31, 2001:

                                                                 NUMBER OF
                                                                   SHARES
                                                               --------------
                                                               (IN THOUSANDS)
Issuable upon:
Exercise of stock options, including options available for
  grant.....................................................      107,127
Purchase under Employee Stock Purchase Plan.................       10,656
                                                                  -------
                                                                  117,783
                                                                  =======

     Stock split. On January 25, 2000, the Company announced a two-for-one stock split, which was declared by the Board of Directors as a 100% stock dividend payable to stockholders of record on February 4, 2000 as one new share of common stock for each share held on that date. The newly issued common stock shares were distributed on February 16, 2000. All references to stock option data of the Company's common

                             LSI LOGIC CORPORATION
stock below have been restated retroactively to reflect the two-for-one common stock split as if it occurred for all periods presented.

     Stock repurchase program. There were no stock repurchases in 2001. On July 28, 2000, the Company's Board of Directors authorized a new stock repurchase program in which up to 5 million shares of the Company's common stock may be repurchased in the open market from time to time. Accordingly, the Company repurchased 1.5 million shares of its common stock in the open market for approximately $49.3 million during the year ended December 31, 2000. The transactions were recorded as reductions to common stock and additional paid-in capital.

     Stock option plans. On August 13, 1999, the Board of Directors approved the 1999 Nonstatutory Stock Option Plan ("1999 NSO Plan") under which 14 million shares were reserved for issuance. In August 2000, 12 million additional shares were approved by the Board of Directors for issuance, and in May 2001, 13 million additional shares were approved for issuance, for a total of 39 million shares reserved for issuance under the 1999 NSO Plan. Under the terms of the 1999 NSO Plan, the Company may grant stock options to its employees, excluding officers, with an exercise price that is no less than the fair market value of the stock on the date of grant. The term of each option is determined by the Board of Directors and is generally ten years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant.

     The 1991 Equity Incentive Plan enables the Company to grant stock options to its employees and consultants. Stock options may be granted with an exercise price no less than the fair value of the stock on the date of grant. The term of each option is determined by the Board of Directors and is generally ten years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant. A total of 77.5 million shares have been reserved for issuance under this plan, including 5 million shares approved by the stockholders in May 2001 and 10 million approved by stockholders in May 2000.

     The Company's 1982 Incentive Stock Option Plan is administered by the Board of Directors. Terms of that plan required that the exercise price of options be no less than the fair value at the date of grant and that options be granted only to employees and consultants of the Company. Generally, options granted vested in annual increments of 25% per year commencing one year from the date of grant and had a term of ten years. During 1992, the 1982 Incentive Stock Option Plan expired by its terms. Accordingly, no further options may be granted thereunder. None of the options previously granted under this plan remained outstanding at December 31, 2001.

     In May 1995, the stockholders approved the 1995 Director Option Plan, which replaced the 1986 Directors' Stock Option Plan, and reserved 1 million shares for issuance thereunder. Terms of the 1995 Director Option Plan provide for an initial option grant to new directors and subsequent automatic option grants each year thereafter. The option grants generally have a ten-year term and vest in equal increments over four years. The exercise price of options granted is the fair market value of the stock on the date of grant. On May 7, 1999, the stockholders approved an amendment to the 1995 Director Option Plan to increase the annual grant of options to each non-employee director to 25,000 shares, which fully vest six months after grant. None of the options previously granted under the 1986 Directors' Stock Option Plan remained outstanding at December 31, 2001.

     In connection with the acquisition of C-Cube (see Note 2 of the Notes), each outstanding stock option under C-Cube's Stock Option Plan was converted to an option of the Company's common stock at a ratio of 0.79. As a result, outstanding options to purchase 10,616,640 shares and warrants to purchase 750,100 shares were assumed. No further options may be granted under the C-Cube Stock Option Plan.

     In connection with the acquisition of Syntax Systems, Inc. (see Note 2 of the Notes), each outstanding stock option under Syntax's Stock Option Plan was converted to an option of the Company's common stock at a ratio of 0.1896. As a result, outstanding options to purchase 611,241 shares were assumed. No further options may be granted under the Syntax Stock Option Plan.

                             LSI LOGIC CORPORATION

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

     At December 31, 2001, remaining shares available for grant under all stock option plans were approximately 33,130,000.

     The following table summarizes the Company's stock option share activity and related weighted average exercise price within each category for each of the years ended December 31, 2001, 2000 and 1999 (share amounts in thousands):

                                               2001               2000               1999
                                         ----------------   ----------------   ----------------
                                         SHARES    PRICE    SHARES    PRICE    SHARES    PRICE
                                         ------   -------   ------   -------   ------   -------
Options outstanding at January 1.......  55,164   $ 24.09   48,709   $ 16.73   40,232   $ 10.92
Options assumed........................  10,617     15.26    2,327      6.19       --        --
Options canceled.......................  (7,257)   (25.89)  (5,833)   (27.94)  (2,830)   (13.13)
Options granted........................  18,911     20.79   18,069     41.47   18,848     25.73
Options exercised......................  (3,438)   (10.22)  (8,108)   (10.70)  (7,541)    (9.38)
                                         ------   -------   ------   -------   ------   -------
Options outstanding at December 31.....  73,997   $ 22.44   55,164   $ 24.09   48,709   $ 16.73
                                         ======   =======   ======   =======   ======   =======
Options exercisable at December 31.....  30,766   $ 18.81   19,250   $ 14.62   16,139   $ 11.00
                                         ======   =======   ======   =======   ======   =======

     Significant option groups outstanding at December 31, 2001 and related weighted average exercise price and contractual life information is as follows (share amounts in thousands):

                                            OUTSTANDING       EXERCISABLE     REMAINING
                                          ---------------   ---------------     LIFE
                                          SHARES   PRICE    SHARES   PRICE     (YEARS)
                                          ------   ------   ------   ------   ---------
Options with exercise prices ranging
  from:
$ 0.01 to $ 5.00........................     858   $ 2.13      755   $ 2.27     3.72
$ 5.01 to $10.00........................  12,073     8.45    7,494     8.38     6.87
$10.01 to $15.00........................  12,076    12.63    8,039    12.16     6.20
$15.01 to $20.00........................  10,244    17.78    4,299    16.99     7.88
$20.01 to $25.00........................  15,759    22.10    1,586    21.65     9.01
$25.01 to $30.00........................   8,961    29.15    3,929    29.16     7.91
$30.01 to $35.00........................   4,657    32.60    2,158    32.57     7.98
Greater than $35.01.....................   9,369    49.21    2,506    49.50     8.36
                                          ------   ------   ------   ------     ----
                                          73,997   $22.44   30,766   $18.81     7.70
                                          ======   ======   ======   ======     ====

     All options were granted at an exercise price equal to the market value of the Company's common stock at the date of grant, with the exception of the options assumed as part of the acquisition of C-Cube on May 11,

                             LSI LOGIC CORPORATION

2001, Syntax on November 29, 2000, DataPath on July 14, 2000, Intraserver on May 26, 2000 and the merger with SEEQ on June 22, 1999. (See Note 2 of the Notes.) The weighted average estimated grant date fair value, as defined by SFAS No. 123, of options granted during 2001, 2000 and 1999 was $15.44, $30.86 and $14.35 per option, respectively. The estimated grant date fair value was calculated using the Black-Scholes model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value. The following weighted average assumptions were included in the estimated grant date fair value calculations for the Company's stock option awards:

                                                               2001     2000    1999
                                                              ------   ------   -----
Expected life (years).......................................    3.79     3.85    4.76
Risk-free interest rate.....................................    4.70%    6.28%   5.55%
Volatility..................................................  110.98%  108.15%  60.46%
Dividend yield..............................................      --       --      --

     Stock purchase plan. Since 1983, the Company has offered an Employee Stock Purchase Plan under which rights are granted to all employees to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of an offering period or the end of each six-month segment within such an offering period. Sales under the Employee Stock Purchase Plan in 2001, 2000 and 1999 were approximately 2.9 million, 5.2 million and 4.3 million shares of common stock at an average price of $16.39, $6.30 and $5.20 per share, respectively. In 1997, the stockholders approved an amendment to the Company's Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance on the first day of each fiscal year, beginning fiscal 1998, by 1.15% of the shares of the Company's common stock issued and outstanding on the last day of the immediately preceding fiscal year, less the number of shares available for future option grants under the Employee Stock Purchase Plan on the last day of the preceding fiscal year. An additional 2.4 million, 2.5 million and 1.5 million shares were reserved for this Plan in 2001, 2000 and 1999, respectively. In addition, during 2001, the Company's stockholders approved an amendment to the Company's Employee Stock Purchase Plan to increase the number of shares reserved for issuance by 10 million shares.

     The weighted average estimated grant date fair value, as defined by SFAS No. 123, of rights to purchase stock under the Employee Stock Purchase Plan granted in 2001, 2000 and 1999 was $6.90, $13.83 and $8.30 per share, respectively. The estimated grant date fair value was calculated using the Black-Scholes model. The following weighted average assumptions were included in the estimated grant date fair value calculations for rights to purchase stock under the Company's Employee Stock Purchase Plan:

                                                              2001    2000    1999
                                                              -----   -----   -----
Expected life (years).......................................   0.50    0.63    0.75
Risk-free interest rate.....................................   3.03%   6.07%   4.95%
Volatility..................................................  82.34%  98.82%  60.30%
Dividend yield..............................................     --      --      --

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

                             LSI LOGIC CORPORATION

     Pro forma net (loss)/income and proforma net (loss)/income per share. Had the Company recorded compensation costs based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under its stock option plans and stock purchase plan, the Company's net income and earnings per share would have been adjusted to the pro forma amounts below for the years ended December 31, 2001, 2000 and 1999.

                                                           2001           2000          1999
                                                      --------------   -----------   ----------
                                                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Pro forma net (loss)/income
  Basic.............................................   $(1,220,551)     $140,964      $10,679
  Diluted...........................................   $(1,220,551)     $150,055      $10,679
Pro forma net (loss)/income per share
  Basic.............................................   $     (3.49)     $   0.45      $  0.04
  Diluted...........................................   $     (3.49)     $   0.43      $  0.04

     For the year ended December 31, 2001, common stock equivalents of approximately 95.8 million shares were excluded from the computation of pro forma diluted earnings per share as a result of their antidilutive effect on pro forma earnings per share. For the year ended December 31, 2000, common stock equivalents of approximately 6.2 million shares and interest expense of $11 million, net of taxes, associated with the 2000 Convertible Subordinated Notes were excluded from the computation of pro forma diluted earnings per share as a result of their antidilutive effect on pro forma earnings per share. For the year ended December 31, 1999, common equivalents of approximately 17.6 million shares and interest expense of $8 million, net of taxes, associated with the 1999 Convertible Subordinated Notes were excluded from the computation of pro forma diluted earnings per share as a result of their antidilutive effect on pro forma earnings per share. The pro forma effect on net income and net income per share for 2001, 2000 and 1999 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. See Note 8 of the Notes for a discussion of the 2001, 2000 and 1999 Convertible Notes.

NOTE 10 -- INCOME TAXES

     The provision for taxes consisted of the following:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2001       2000      1999
                                                        --------   --------   -------
                                                               (IN THOUSANDS)
CURRENT:
  Federal.............................................  $     --   $108,974   $17,507
  State...............................................        --      5,880     1,678
  Foreign.............................................     6,073     41,162    47,535
                                                        --------   --------   -------
     Total............................................     6,073    156,016    66,720
                                                        ========   ========   =======
DEFERRED (BENEFIT)/LIABILITY:
  Federal.............................................   (28,688)    (7,640)   (3,658)
  State...............................................    (6,192)    (1,750)     (569)
  Foreign.............................................   (10,391)    (3,667)    2,537
                                                        --------   --------   -------
     Total............................................   (45,271)   (13,057)   (1,690)
                                                        --------   --------   -------
Total.................................................  $(39,198)  $142,959   $65,030
                                                        ========   ========   =======

                             LSI LOGIC CORPORATION

     Undistributed earnings of the Company's foreign subsidiaries aggregate approximately $265 million at December 31, 2001, and are indefinitely reinvested in foreign operations or will be remitted substantially free of additional tax. No material provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability.

     The domestic and foreign components of income before income taxes and minority interest were as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                     ---------------------------------
                                                        2001         2000       1999
                                                     -----------   --------   --------
                                                              (IN THOUSANDS)
Domestic...........................................  $  (605,797)  $169,449   $198,039
Foreign............................................     (424,558)   210,301     26,178
                                                     -----------   --------   --------
Income before income taxes and minority interest...  $(1,030,355)  $379,750   $224,217
                                                     ===========   ========   ========

     Significant components of the Company's deferred tax assets and liabilities as of December 31 were as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2001        2000
                                                              ---------   --------
                                                                 (IN THOUSANDS)
DEFERRED TAX ASSETS:
  Net operating loss carryforwards..........................  $  90,913   $ 15,949
  Tax credit carryovers.....................................     25,037     10,852
  Future deductions for purchased intangible assets.........     90,981     71,175
  Future deductions for reserves and other..................     40,767     31,891
  Future deductions for inventory reserves..................     31,142     11,080
                                                              ---------   --------
  Total deferred tax assets.................................    278,840    140,947
  Valuation allowance.......................................   (150,267)   (19,553)
                                                              ---------   --------
  Net deferred tax assets...................................    128,573    121,394
DEFERRED TAX LIABILITIES:
  Depreciation and amortization.............................    (51,530)   (89,622)
                                                              ---------   --------
Total net deferred tax assets...............................  $  77,043   $ 31,772
                                                              =========   ========

     The deferred tax assets valuation allowance at December 31, 2001 and 2000 is attributed to U.S. federal, state and foreign deferred tax assets, which result primarily from restructuring and other one-time charges, and net operating loss carryovers. Management believes that the realization of deferred tax assets was not assured in the years presented other than to the extent of estimated taxable income for the carryover period.

     At December 31, 2001, the Company had federal and state net operating loss carryovers of approximately $242 million and $77 million, respectively, which will expire beginning in 2004 through 2022. Approximately $39 million of the federal net operating loss carryover and $12 million of the state net operating loss carryover relate to recent acquisitions and are subject to certain limitations under IRC sec.382. The Company had tax credits of approximately $25 million, which will expire beginning in 2004.

                             LSI LOGIC CORPORATION

     Differences between the Company's effective tax rate and the federal statutory rate were as follows:

                                                        YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                              2001                2000               1999
                                         ---------------     --------------     --------------
                                                            (IN THOUSANDS)
Federal statutory rate.................  $(360,624)  (35)%   $132,913    35%    $ 78,476    35%
State taxes, net of federal benefit....     (4,025)   --        2,685     1%       1,091    --
Difference between U.S. and foreign tax
  rates................................    136,366    13%     (23,542)   (6)%     37,091    17%
Nondeductible expenses.................     65,878     6%      73,048    20%      (2,603)   (1)%
Foreign tax credits....................         --    --      (29,542)   (8)%    (10,973)   (5)%
Research and development tax credit....     (8,963)   (1)%    (10,000)   (3)%     (5,000)   (2)%
Benefit of deferred tax assets not
  previously recognized................         --    --       (3,503)   (1)%    (33,826)  (15)%
Net operating loss and future
  deductions not currently benefited...    130,714    13%          --    --           --    --
Other..................................      1,456    --          900    --          774    --
                                         ---------   ---     --------   ---     --------   ---
Effective tax rate.....................  $ (39,198)   (4)%   $142,959    38%    $ 65,030    29%
                                         =========   ===     ========   ===     ========   ===

     The Company paid $22 million, $28 million and $14 million for income taxes in 2001, 2000 and 1999, respectively.

     The IRS is currently auditing the Company's federal income tax returns for fiscal years 1995 through 1996. Final proposed adjustments have not been received for these years. Management believes the ultimate outcome of the IRS audits will not have a material adverse impact on the Company's financial position or results of operations.

NOTE 11 -- SEGMENT REPORTING

     The Company operates in two reportable segments: the Semiconductor segment and the SAN Systems segment. In the Semiconductor segment, the Company uses advanced process technology and comprehensive design methodologies to design, develop, manufacture and market highly complex integrated circuits. These system-on-a-chip solutions include both application specific integrated circuits, commonly referred to as ASICs; application specific standard products in silicon, or ASSPs; as well as RAID host bus adapters and related products; and services. In the SAN Systems segment, the Company designs, manufactures, markets and supports high-performance, highly scaleable open storage area network systems, storage solutions and a complete line of RAID systems, subsystems and related software. There were no significant inter-segment revenues for the periods presented below.

                             LSI LOGIC CORPORATION

     Information about profit or loss and assets. The following is a summary of operations by segment for the years ended December 31, 2001, 2000 and 1999:

                                                         YEAR ENDED DECEMBER 31,
                                                  -------------------------------------
                                                     2001          2000         1999
                                                  -----------   ----------   ----------
                                                             (IN THOUSANDS)
REVENUES:
  Semiconductor.................................  $ 1,573,618   $2,338,557   $1,810,111
  SAN Systems...................................      211,305      399,110      279,333
                                                  -----------   ----------   ----------
     Total......................................  $ 1,784,923   $2,737,667   $2,089,444
                                                  ===========   ==========   ==========
(LOSS)/INCOME FROM OPERATIONS:
  Semiconductor.................................  $  (947,156)  $  238,134   $  172,628
  SAN Systems...................................      (58,452)      51,323       25,544
                                                  -----------   ----------   ----------
     Total......................................  $(1,005,608)  $  289,457   $  198,172
                                                  ===========   ==========   ==========

     Intersegment revenues for the periods presented above were not significant. Restructuring of operations and other non-recurring items were included in both segments.

     One customer represented 18% of the Company's total consolidated revenues for the year ended December 31, 2001, and another customer represented 12% and 11% of the Company's consolidated revenues each of the years ended December 31, 2000 and 1999, respectively. In the Semiconductor segment, one customer represented 21% of total Semiconductor revenues for the year ended December 31, 2001. No customer represented 10% or more of the total revenue in the Semiconductor segment for the year ended December 31, 2000. For the year ended December 31, 1999, one customer represented 10% of the total Semiconductor revenues. In the SAN Systems segment, there were two customers with revenues representing 21% each, and one customer with revenues representing 13% of total SAN Systems revenues for the year ended December 31, 2001. During 2000, there were three customers with revenues representing 31%, 17% and 13% of total SAN Systems revenues. During 1999, there were three customers with revenues representing 29%, 27% and 14% of SAN systems revenues.

     The following is a summary of total assets by segment as of December 31, 2001, 2000 and 1999:

                                                               DECEMBER 31,
                                                   ------------------------------------
                                                      2001         2000         1999
                                                   ----------   ----------   ----------
                                                              (IN THOUSANDS)
TOTAL ASSETS:
  Semiconductor..................................  $4,301,326   $3,851,849   $3,051,865
  SAN Systems....................................     324,446      345,638      154,740
                                                   ----------   ----------   ----------
  Total..........................................  $4,625,772   $4,197,487   $3,206,605
                                                   ==========   ==========   ==========

                             LSI LOGIC CORPORATION

     Information about geographic areas. The Company's significant operations outside the United States include manufacturing facilities, design centers and sales offices in Japan, Europe and Pan Asia. The following is a summary of operations by entities located within the indicated geographic areas for 2001, 2000 and 1999.

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2001         2000         1999
                                                           ----------   ----------   ----------
                                                                      (IN THOUSANDS)
REVENUES:
  United States..........................................  $  880,779   $1,678,709   $1,209,177
  Japan..................................................     372,815      289,149      282,749
  Europe.................................................     273,436      373,945      290,428
  Pan Asia...............................................     257,893      395,864      307,090
                                                           ----------   ----------   ----------
     Total...............................................  $1,784,923   $2,737,667   $2,089,444
                                                           ==========   ==========   ==========

                                                                       DECEMBER 31,
                                                           ------------------------------------
                                                              2001         2000         1999
                                                           ----------   ----------   ----------
                                                                      (IN THOUSANDS)
LONG-LIVED ASSETS:
  United States..........................................  $2,481,461   $1,662,184   $1,521,067
  Japan..................................................     118,968      185,758      226,898
  Europe.................................................       7,438        8,844        8,089
  Pan Asia...............................................     140,979      147,574       94,387
                                                           ----------   ----------   ----------
     Total...............................................  $2,748,846   $2,004,360   $1,850,441
                                                           ==========   ==========   ==========

     United States revenues include export sales. Long-lived assets consist of net property and equipment, goodwill, capitalized software and other intangibles, and other long-term assets excluding long-term deferred tax assets.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

     The Company uses operating leases to finance certain equipment used in its wafer fabrication facilities. As of December 31, 2001 the Company had two operating leases, which are commonly referred to as synthetic leases. A synthetic lease represents a form of off-balance sheet financing under which an unrelated third party funds up to 100% of the costs of acquisition and installation of the property.

     In March 2000, the Company entered into a master lease and security agreement with ABN AMRO Bank and two other banks acting as the Lessor and several other banks acting as Participants for up to $250 million for certain wafer fabrication equipment. Each lease supplement pursuant to the transaction will have a lease term of three years with two consecutive one-year renewal options. The Company may, at the end of any lease term, return, or purchase at a stated amount all the equipment. As of December 31, 2001, the Company had fully drawn against the agreement.

     In April 2001, the Company entered into a master lease and security agreement with a group of banks for up to $230 million for certain wafer fabrication equipment. The Lessor under this lease is an unrelated trust administered and managed by Wells Fargo Bank Northwest. Each lease supplement pursuant to the transaction will have a lease term of five years with two consecutive one-year renewal options. The Company may, at the end of any lease term, return, or purchase at a stated amount all the equipment. As of December 31, 2001, the Company had drawn down a total of $152 million under the agreement. The agreement was amended in fourth quarter of 2001 to reduce the total availability to $180 million.

                             LSI LOGIC CORPORATION

     In the third quarter of 2001, the Company amended the master lease and security agreements entered into in April 2001 and March 2000 as described above. As of December 31, 2001, there was $296 million outstanding under these two leases. Pursuant to the amendments, the Company now participates in these leases as a debt holder, replacing some of the existing banks. As of December 31, 2001, the Company's debt contribution of $242 million and cash collateral of $54 million were recorded as non-current assets. The Lessors have access to the cash collateral only in the event of a default by the Company. Per the amendments, the Company is required to maintain a minimum cash balance of $350 million. The Company was in compliance with this requirement as of December 31, 2001.

     No officer or employee of the Company has any financial interest with regards to these leasing arrangements or with the trust used in the April 2001 lease. The minimum lease payments under the two lease agreements, excluding option periods, are $3 million each for the years 2002 and 2003, and $0.9 million each in the years 2004 and 2005. These payments reflect the amendments and as such, exclude any payments on the Company's debt participation.

     The Company leases the majority of its facilities and certain equipment under non-cancelable operating leases, which expire through 2011. The facilities lease agreements typically provide for base rental rates that are increased at various times during the terms of the lease and for renewal options at the fair market rental value. Future minimum payments under these operating lease agreements are $34 million, $28 million, $21 million, $15 million, $9 million and $25 million for the years ending December 31, 2002, 2003, 2004, 2005, 2006 and thereafter, respectively.

     Rental expense under all operating leases was $96 million, $64 million and $58 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     In late 1995, a lawsuit was filed by certain former shareholders of our Canadian subsidiary ("LSI Canada") petitioner in a proceeding in the Court of Queens Bench of Alberta, Judicial District of Calgary in which the question of LSI Canada's value at September 7, 1995 is to be determined. At present, parties representing approximately 580,000 shares are contesting the value of $4.00 (Canadian) that was paid to the other former shareholders of LSI Canada at the time all the shares of LSI Canada not then owned by the Company were acquired by the Company. Following a hearing held in March 2001, the Court dismissed the motion of the former shareholders that challenged the proprietary of the fair value proceedings initiated by LSI Canada and the jurisdiction of the Court to adjudicate the matter. In addition, the Court ruled that the portions of the application of the former shareholders to initiate a claim based upon allegations that our actions and certain named (former) directors and a (former) officer of LSI Canada were oppressive of the rights of minority shareholders of LSI Canada were to be struck and the balance of the claims were stayed. The Court also directed all of the litigants to recommence preparation for trial in the fair value proceeding and advised the litigants of the Court's intention to schedule a date for trial of that matter as soon as practicable. While we cannot give any assurances regarding the resolution of these matters, we believe that the final outcome will not have a material adverse effect on our consolidated results of operations or financial condition. No assurance can be given, however, that these matters will be resolved without our becoming obligated to make payments or to pay other costs to the opposing parties, with the potential for having an adverse effect on our financial position or results of operations.

                             LSI LOGIC CORPORATION

     In February 1999, a lawsuit alleging patent infringement was filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation, Limited Partnership against 88 electronics industry companies, including LSI Logic. The case number is CIV990377PHXRGS. The patents involved in this lawsuit are alleged to relate to semiconductor manufacturing and computer imaging, including the use of bar coding for automatic identification of articles. In September 1999, the Company filed an answer denying infringement, raising affirmative defenses and asserting a counterclaim for declaratory judgment of non-infringement, invalidity and unenforceability of Lemelson's patents. In December 2001, the court held a hearing on Cypress Semiconductor's and plaintiff's cross-motions for summary judgment with respect to the 4,390,586 patent. In February 2002, the court denied Cypress Semiconductor's motion for summary judgment. The court also granted the plaintiff's cross motion in part with respect to Cypress Semiconductor and denied the cross-motion with respect to all other defendants. These activities are ongoing, and as yet, no trial date has been set. While the Company cannot make any assurance regarding the eventual resolution of this matter, the Company does not believe it will have a material adverse effect on our consolidated results of operations or financial condition.

     U.S. Philips Corporation, a subsidiary of Royal Philips Electronics of Netherlands, filed suits on October 17, 2001 in the U.S. District Court in New York against eight companies, including us, for allegedly infringing and inducing others to infringe Philips U.S. Patent Number 4,689,740. This patent is directed to devices and methods used with the Inter-Integrated Circuit Bus. While we cannot make any assurance regarding the eventual resolution of this matter, we do not believe it will have a material adverse effect on our consolidated results of operations or financial condition.

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

NOTE 13 -- SUBSEQUENT EVENTS

     On January 16, 2002, the Company announced a series of actions to reduce costs and align company expenses to current revenues. These actions include: restructuring the Company's manufacturing operations in Tsukuba, Japan; divesting the CDMA handset and DSL standard product business units and reducing the worldwide workforce by approximately 1,400 positions or 20 percent.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of LSI Logic Corporation:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 84 present fairly, in all material respects, the financial position of LSI Logic Corporation and its subsidiaries (the "Company") at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 85 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

-s- PricewaterhouseCoopers LLP

San Jose, California
January 23, 2002

                          SUPPLEMENTARY FINANCIAL DATA

                         INTERIM FINANCIAL INFORMATION

                                                                    QUARTER
                                                  --------------------------------------------
                                                   FIRST      SECOND       THIRD      FOURTH
                                                  --------   ---------   ---------   ---------
                                                                  (UNAUDITED)
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 2001
Revenues........................................  $517,199   $ 465,219   $ 396,675   $ 405,830
Gross profit....................................   206,054      72,434      59,997      75,442
Net loss........................................   (31,248)   (312,481)   (398,082)   (250,144)
Basic earnings per share:
  Net loss......................................  $  (0.10)  $   (0.91)  $   (1.09)  $   (0.68)
Diluted earnings per share:
  Net loss......................................  $  (0.10)  $   (0.91)  $   (1.09)  $   (0.68)
YEAR ENDED DECEMBER 31, 2000
Revenues........................................  $615,186   $ 644,328   $ 727,578   $ 750,575
Gross profit....................................   249,686     276,350     314,770     328,529
Net income......................................    86,243      70,576      18,096      61,685
Basic earnings per share:
  Net income....................................  $   0.28   $    0.23   $    0.06   $    0.19
Diluted earnings per share:
  Net income....................................  $   0.25   $    0.21   $    0.06   $    0.18

     During the second and third quarters of 2001, the Company recorded in-process research and development ("IPR&D") charges of $78 million and $19 million, respectively, in connection with the purchases of C-Cube and a division of AMI (See Note 2 of the Notes to the Consolidated Financial Statements). During the first, second, third and fourth quarters of 2001, the Company recorded amortization of non-cash deferred stock compensation of $21 million, $28 million, $27 million and $29 million, respectively. During the second, third and fourth quarters of 2001, the Company recorded restructuring and other non-recurring charges of $60 million, $133 million and $27 million, respectively.

     During the second, third and fourth quarters of 2000, the Company recorded IPR&D charges of $16 million, $54 million and $7 million, respectively, in connection with the purchases of divisions of NeoMagic and Cacheware and acquisitions of Intraserver, DataPath and ParaVoice. (See Note 2 of the Notes to the Consolidated Financial Statements.) During the third and fourth quarters of 2000, the Company recorded amortization of non-cash deferred stock compensation of $19 million and $22 million, respectively.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

     Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders to be held May 2, 2002, and certain of the information to be included therein is incorporated by reference herein.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding the Company's executive officers required by this
Item is incorporated by reference to the section entitled "Executive Officers of the Company" in Part I of this Form 10-K.

     The information regarding the Company's directors is incorporated by reference to "Election of Directors" in the Company's Proxy Statement.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Report:

          1. Financial Statements. The following Consolidated Financial Statements of LSI Logic Corporation and Report of Independent Accountants are contained in this Form 10-K:

                                                                  PAGE IN
                                                               THE FORM 10-K
                                                               -------------
Consolidated Balance Sheets -- As of December 31, 2000 and
  2001......................................................        46
Consolidated Statements of Operations -- For the Three Years
  Ended December 31, 2001, 2000 and 1999....................        47
Consolidated Statements of Stockholders' Equity -- For the
  Three Years Ended December 31, 2001, 2000 and 1999........        48
Consolidated Statements of Cash Flows -- For the Three Years
  Ended December 31, 2001, 2000 and 1999....................        49
Notes to Consolidated Financial Statements..................        50
Report of Independent Accountants...........................        82

     Effective beginning 1990, we changed our fiscal year end from December 31 to the 52- or 53-week period that ends on the Sunday closest to December 31. Beginning in 1997, we reverted to a straight December 31 fiscal year end. For presentation purposes, the consolidated financial statements, notes and financial statement schedules for fiscal years 1990 through 1996 refer to December 31 as the year-end. Fiscal year 1997 was a 53-week year; fiscal years 1999, 2000 and 2001 were 52-week years.

2.  Financial Statement Schedules.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                 COLUMN A                      COLUMN B           COLUMN C          COLUMN D     COLUMN E
                                              BALANCE AT    ADDITIONS CHARGED TO                BALANCE AT
                                             BEGINNING OF     COSTS, EXPENSES                     END OF
                DESCRIPTION                     PERIOD       OR OTHER ACCOUNTS     DEDUCTIONS     PERIOD
                -----------                  ------------   --------------------   ----------   ----------
2001
Allowance for doubtful accounts............      $ 8                $ 15              $ (3)        $ 20
Inventory reserves.........................       87                 189              (117)         159
Valuation allowance for deferred tax
  assets...................................       20                 130                --          150
2000
Allowance for doubtful accounts............      $11                $  4              $ (7)        $  8
Inventory reserves.........................       61                  53               (27)          87
Valuation allowance for deferred tax
  assets...................................       23                  --                (3)          20
1999
Allowance for doubtful accounts............      $ 4                $  9              $ (2)        $ 11
Inventory reserves.........................       83                  22               (44)          61
Valuation allowance for deferred tax
  assets...................................       58                  --               (35)          23

3.  Exhibits:

 2.1 Stock Purchase Agreement dated as of June 28, 1998, by and among the Registrant, HEA and HEI. Incorporated by reference to exhibits filed with the Registrant's Registration
       Statement on Form 8-K/A filed October 20, 1998.
 2.2   First Amendment to Stock Purchase Agreement dated as of
       August 6, 1998, by and among the Registrant, HEA and HEI.
       Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form 8-K/A filed
       October 20, 1998.
 2.3   Agreement and Plan of Reorganization and Merger dated
       February 21, 1999, among the Registrant, Stealth Acquisition
       Corporation and SEEQ Technology Inc. Incorporated by reference to Exhibit 99.1 filed with the Registrant's
       Current Report on Form 8-K as of February 23, 1999.
 2.4 Agreement and Plan of Reorganization dated May 20, 2000 by and among Registrant, Diamond Acquisition Corporation,
       DataPath Systems, Inc., and certain individuals named therein. Incorporated by reference to exhibits filed with Registrant's Form 8-K filed May 24, 2000.
 2.5 Agreement and Plan of Reorganization dated March 26, 2001 by and among Registrant, Clover Acquisition Corporation and
       C-Cube Microsystems, Inc. Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4 (No. 333-58862) filed April 13, 2001.
 3.1   Restated Certificate of Incorporation of Registrant.
       Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (No.
       333-46436) filed September 22, 2000.
 3.2 Amended and Restated By-laws of Registrant. Said document is included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2001.
 4.1 Amended and Restated Preferred Shares Rights Agreement dated as of November 20, 1998, between LSI Logic Corporation and
       BankBoston N.A. Incorporated by reference to exhibits filed with the Registrant's Form 8-A12G/A on December 8, 1998.

 4.2 Indenture dated March 15, 1999 between LSI Logic Corporation and State Street Bank and Trust Company of California, N.A.,
       Trustee, covering $345,000,000 principal amount of 4  1/4%
       Convertible Subordinated Notes due 2004. Incorporated by reference to exhibits filed with the Registrant's Form S-3
       (No. 333-80611), filed on June 14, 1999.
 4.3   Indenture dated February 15, 2000 between LSI Logic
       Corporation and State Street Bank and Trust Company of
       California, Trustee. Incorporated by reference to exhibits filed with the Registrant's Form 8-K filed on February 24, 2000.
 4.4   See Exhibit 3.1.
10.1 Registrant's 1982 Incentive Stock Option Plan, as amended, and forms of Stock Option Agreement. Incorporated by reference to exhibits filed with the Registrant's Annual
       Report on Form 10-K for the year ended December 31, 1988.*
10.2   Lease Agreement dated November 22, 1983 for 48580 Kato Road,
       Fremont, California between the Registrant and BankAmerica
       Realty Investors. Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1983.
10.3 Form of Indemnification Agreement entered and to be entered into between Registrant and our officers, directors and certain key employees. Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.*
10.4   Amended and Restated LSI Logic Corporation 1991 Equity
       Incentive Plan. Incorporated by reference to documents filed as appendices with Registrant's definitive Proxy materials, filed on March 26, 2001.*
10.5   Lease Agreement dated February 28, 1991 for 765 Sycamore
       Drive, Milpitas, California between the Registrant and the Prudential Insurance Company of America. Incorporated by reference to exhibits filed with the Registrant's Annual
       Report on Form 10-K for the year ended December 31, 1987.
10.6   Stock Purchase Agreement dated as of January 20, 1995;
       Promissory Note dated January 26, 1995; Note Purchase
       Agreement dated as of January 26, 1995 in connection with our purchase of the minority interest in one of our Japanese subsidiaries. Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
10.7 1995 Director Option Plan. Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form
       10-K for the year ended December 31, 1995.*
10.8   LSI Logic Corporation International Employee Stock Purchase
       Plan. Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (No.
       333-74627) filed on March 18, 1999.*
10.9   Form of LSI Logic Corporation Change of Control Severance
       Agreement between LSI Logic Corporation and each of its executive officers. Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.*
10.10 LSI Logic Corporation Change of Control Agreement entered into on November 20, 1998, by and between LSI Logic
       Corporation and Wilfred J. Corrigan. Incorporated by reference to exhibits filed with the Registrant's Annual
       Report on Form 10-K for the year ended December 31, 1998.*
10.11 Technology Transfer Agreement between LSI Logic Corporation and Wafer Technology (Malaysia) Sdn. Bhd. Dated September 8,
       1999. Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
10.12  Mint Technology, Inc. Amended 1996 Stock Option Plan.
       Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (No.
       333-34285) filed August 25, 1997.
10.13  Registrant's Amended and Restated Employee Stock Purchase
       Plan. Incorporated by reference to documents filed as appendices with Registrant's definitive Proxy materials, filed on March 26, 2001.*
10.14 Symbios Logic, Inc. 1995 Stock Plan. Incorporated by reference to exhibits filed with the Registrant's Form S-8
       (No. 333-62159) filed on August 25, 1998.
10.15  LSI Logic Corporation 1999 Nonstatutory Stock Option Plan.
       Incorporated by reference to exhibits filed with the Registrant's Form S-8 (No. 333-90951) filed on November 15,
       1999.
10.16  SEEQ Technology, Inc. Amended and Restated 1982 Stock Option
       Plan. Incorporated by reference to exhibits filed with the Registrant's Form S-8 (No. 333-81435) filed on June 24,
       1999.

10.17  SEEQ Technology, Inc. 1989 Non-Employee Director Stock
       Option Plan. Incorporated by reference to exhibits filed with the Registrant's Form S-8 (No. 333-81435) filed on June
       24, 1999.*
10.18  Amended and Restated Participation Agreement by and among
       Registrant, and ABN AMRO Bank N.V., ABN AMRO Bank N.V. as agent for Lessors and Participants dated April 18, 2000.
       Incorporated by reference to exhibits with Registrant's
       Quarterly Report on Form 10-Q for the quarter ended April 2,
       2000.
10.19  Second Amended and Restated Credit Agreement dated as of
       April 21, 2000, by and among Registrant, LSI Logic Japan
       Semiconductor, ABN AMRO Bank and Lenders. Incorporated by reference to exhibits filed with the Registrant's Annual
       Report on Form 10-K for the year ended December 31, 2000.
10.20  IntraServer Technology, Inc. 1998 Stock Option Plan.
       Incorporated by reference to exhibits filed with Registrant's Form S-8 (No. 333-38746) filed on June 7,
       2000.*
10.21  DataPath Systems, Inc. Amended 1994 Stock Option Plan.
       Incorporated by reference to exhibits filed with Registrant's Form S-8 (No. 333-42888) filed on August 2,
       2000.*
10.22  DataPath Systems, Inc. Amended and Restated 1997 Stock
       Option Plan. Incorporated by reference to exhibits filed with Registrant's Form S-8 (No. 333-42888) filed on August
       2, 2000.*
10.23  Syntax Systems, Inc. Restated Stock Option Plan of January
       5, 1999. Incorporated by reference to exhibits filed with Registrant's Form S-8 (No. 333-52050) filed on December 18,
       2000.*
10.24  C-Cube Microsystems Inc. Director Stock Option Plan.
       Incorporated by reference to exhibits filed with Registrant's Form S-8 (No. 333-62960) filed on June 14,
       2001.*
10.25 C-Cube Microsystems Inc. 2000 Stock Plan. Incorporated by reference to exhibits filed with Registrant's Form S-8 (No.
       333-62960) filed on June 14, 2001.*
10.26  Wilfred J. Corrigan Employment Agreement dated as of
       September 20, 2001. Said document is included as an Exhibit to this Annual Report on Form 10-K for the year ended
       December 31, 2001.*
10.27  First Amendment to Amended and Restated Participation
       Agreement by and among LSI Logic, ABN Amro Bank N.V.,
       Keybank National Association, FBTC Leasing Corp. as Lessor,
       ABN Amro Bank N.V., as agent for Lessors and Participants, dated as of August 2, 2001. Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form
       10-Q for the quarter ended September 30, 2001.
10.28  Second Amendment to Amended and Restated Participation
       Agreement by and among LSI Logic, ABN Amro Bank N.V.,
       Keybank National Association, FBTC Leasing Corp. as Lessor,
       ABN Amro Bank N.V., as agent for Lessors and Participants, dated as of August 17, 2001. Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form
       10-Q for the quarter ended September 30, 2001.
10.29  Third Amendment to Participation Agreement and Omnibus
       Amendment by and among LSI Logic, Banc of America Leasing &
       Capital LLC, as Lessor, Fleet National Bank, as Lessor Agent and as Agent and Participants, dated as of September 28, 2001. Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.30  Participation Agreement by and among LSI Logic, First
       Security Bank, N.A. as Certificate Trustee, First Security
       Trust Company of Nevada, as Agent and Participants, dated as of April 20, 2001. Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.31  First Amendment to Participation Agreement by and among LSI
       Logic, Wells Fargo Bank Northwest, N.A. (f/k/a First
       Security Bank, N.A.), as Certificate Trustee, First Security
       Trust Company of Nevada, as Agent and Participants, dated as of August 2, 2001. Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.32  Second Amendment to Participation Agreement by and among LSI
       Logic, Wells Fargo Bank Northwest, N.A. (f/k/a First
       Security Bank, N.A.), as Certificate Trustee, First Security
       Trust Company of Nevada, as Agent and Participants, dated as of August 17, 2001. Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.33  Third Amendment to Participation Agreement and Omnibus
       Amendment by and among LSI Logic, Wells Fargo Bank
       Northwest, N.A., (f/k/a First Security Bank, N.A.), as
       Certificate Trustee, Wells Fargo Bank Nevada, National
       Association (f/k/a First Security Trust Company of Nevada), as Agent and Participants, dated as of September 28, 2001.
       Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.34  Indenture dated October 30, 2001 between LSI Logic
       Corporation, covering $490,000,000 amount of 4% Convertible
       Subordinated Notes due 2006. Incorporated by reference to exhibits filed with the Registrant's Form S-3 (No.
       333-81434), filed on January 25, 2002.
13.1   Annual Report to Stockholders for the year ended December
       31, 2000 (to be deemed filed only to the extent required by the instructions for Reports on Form 10-K).
21.1   List of Subsidiaries
23.1   Consent of Independent Accountants
24.1   Power of Attorney (See page 89)

---------------

* Denotes management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K.

     During the fourth quarter ended December 31, 2001, we filed the following Current Reports on Form 8-K:

     On October 25, 2001, we filed a Current Report on Form 8-K pursuant to Item 5 to report financial results set forth in the Registrant's news release dated October 23, 2001.

     (c) Exhibits.

     See Item 14(a)(3), above.

     (d) Financial Statement Schedules

     See Item 14(a)(2), above.

TRADEMARK ACKNOWLEDGMENTS

     The LSI Logic logo design, ATMizer, CoreWare, G10, GigaBlaze, HyperPHY, MetaStor, MiniRISC, and SeriaLink are registered trademarks of LSI Logic Corporation; Cablestream, ContinuStor, G11, G12, Gflx, HotScale, Merlin, SANtricity, and SANshare are trademarks of LSI Logic Corporation.

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

                                          LSI LOGIC CORPORATION
                                          By:    /s/ WILFRED J. CORRIGAN
                                            ------------------------------------
                                                    Wilfred J. Corrigan
                                                 Chairman of the Board and
                                                  Chief Executive Officer

Dated: March 8, 2002

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Wilfred J. Corrigan and David G. Pursel, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----
/s/ WILFRED J. CORRIGAN                   Chairman of the Board and Chief      March 8, 2002
-------------------------------------      Executive Officer (Principal
Wilfred J. Corrigan                       Executive Officer) and Director

/s/ BRYON LOOK                          Executive Vice President and Chief     March 8, 2002
-------------------------------------      Financial Officer (Principal
Bryon Look                                Financial Officer and Principal
                                                Accounting Officer)

/s/ T.Z. CHU                                         Director                  March 8, 2002
-------------------------------------
T.Z. Chu

/s/ MALCOLM R. CURRIE                                Director                  March 8, 2002
-------------------------------------
Malcolm R. Currie

/s/ JAMES H. KEYES                                   Director                  March 8, 2002
-------------------------------------
James H. Keyes

/s/ R. DOUGLAS NORBY                                 Director                  March 8, 2002
-------------------------------------
R. Douglas Norby

/s/ MATTHEW O'ROURKE                                 Director                  March 8, 2002
-------------------------------------
Matthew O'Rourke

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----

/s/ GREGORIO REYES                                   Director                  March 8, 2002
-------------------------------------
Gregorio Reyes

/s/ LARRY W. SONSINI                                 Director                  March 8, 2002
-------------------------------------
Larry W. Sonsini

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  2.1     Stock Purchase Agreement dated as of June 28, 1998, by and among the Registrant, HEA and HEI. Incorporated by reference to exhibits filed with the Registrant's Registration
          Statement on Form 8-K/A filed October 20, 1998.
  2.2     First Amendment to Stock Purchase Agreement dated as of
          August 6, 1998, by and among the Registrant, HEA and HEI.
          Incorporated by reference to exhibits filed with the
          Registrant's Registration Statement on Form 8-K/A filed
          October 20, 1998.
  2.3     Agreement and Plan of Reorganization and Merger dated
          February 21, 1999, among the Registrant, Stealth Acquisition
          Corporation and SEEQ Technology Inc. Incorporated by
          reference to Exhibit 99.1 filed with the Registrant's
          Current Report on Form 8-K as of February 23, 1999.
  2.4     Agreement and Plan of Reorganization dated May 20, 2000 by and among Registrant, Diamond Acquisition Corporation,
          DataPath Systems, Inc., and certain individuals named
          therein. Incorporated by reference to exhibits filed with
          Registrant's Form 8-K filed May 24, 2000.
  2.5     Agreement and Plan of Reorganization dated March 26, 2001 by and among Registrant, Clover Acquisition Corporation and
          C-Cube Microsystems, Inc. Incorporated by reference to
          exhibits filed with the Registrant's Registration Statement on Form S-4 (No. 333-58862) filed April 13, 2001.
  3.1     Restated Certificate of Incorporation of Registrant.
          Incorporated by reference to exhibits filed with the
          Registrant's Registration Statement on Form S-8 (No.
          333-46436) filed September 22, 2000.
  3.2     Amended and Restated By-laws of Registrant. Said document is included as an Exhibit to this Annual Report on Form 10-K
          for the year ended December 31, 2001.
  4.1     Amended and Restated Preferred Shares Rights Agreement dated as of November 20, 1998, between LSI Logic Corporation and
          BankBoston N.A. Incorporated by reference to exhibits filed with the Registrant's Form 8-A12G/A on December 8, 1998.
  4.2     Indenture dated March 15, 1999 between LSI Logic Corporation and State Street Bank and Trust Company of California, N.A.,
          Trustee, covering $345,000,000 principal amount of 4 1/4%
          Convertible Subordinated Notes due 2004. Incorporated by
          reference to exhibits filed with the Registrant's Form S-3
          (No. 333-80611), filed on June 14, 1999.
  4.3     Indenture dated February 15, 2000 between LSI Logic
          Corporation and State Street Bank and Trust Company of
          California, Trustee. Incorporated by reference to exhibits filed with the Registrant's Form 8-K filed on February 24,
          2000.
  4.4     See Exhibit 3.1.
 10.1     Registrant's 1982 Incentive Stock Option Plan, as amended, and forms of Stock Option Agreement. Incorporated by
          reference to exhibits filed with the Registrant's Annual
          Report on Form 10-K for the year ended December 31, 1988.*
 10.2     Lease Agreement dated November 22, 1983 for 48580 Kato Road,
          Fremont, California between the Registrant and BankAmerica
          Realty Investors. Incorporated by reference to exhibits
          filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1983.
 10.3     Form of Indemnification Agreement entered and to be entered into between Registrant and our officers, directors and
          certain key employees. Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.*
 10.4     Amended and Restated LSI Logic Corporation 1991 Equity
          Incentive Plan. Incorporated by reference to documents filed as appendices with Registrant's definitive Proxy materials, filed on March 26, 2001.*
 10.5     Lease Agreement dated February 28, 1991 for 765 Sycamore
          Drive, Milpitas, California between the Registrant and the
          Prudential Insurance Company of America. Incorporated by
          reference to exhibits filed with the Registrant's Annual
          Report on Form 10-K for the year ended December 31, 1987.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.6     Stock Purchase Agreement dated as of January 20, 1995;
          Promissory Note dated January 26, 1995; Note Purchase
          Agreement dated as of January 26, 1995 in connection with
          our purchase of the minority interest in one of our Japanese subsidiaries. Incorporated by reference to exhibits filed
          with the Registrant's Annual Report on Form 10-K for the
          year ended December 31, 1994.
 10.7     1995 Director Option Plan. Incorporated by reference to
          exhibits filed with the Registrant's Annual Report on Form
          10-K for the year ended December 31, 1995.*
 10.8     LSI Logic Corporation International Employee Stock Purchase
          Plan. Incorporated by reference to exhibits filed with the
          Registrant's Registration Statement on Form S-8 (No.
          333-74627) filed on March 18, 1999.*
 10.9     Form of LSI Logic Corporation Change of Control Severance
          Agreement between LSI Logic Corporation and each of its
          executive officers. Incorporated by reference to exhibits
          filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.*
 10.10    LSI Logic Corporation Change of Control Agreement entered
          into on November 20, 1998, by and between LSI Logic
          Corporation and Wilfred J. Corrigan. Incorporated by
          reference to exhibits filed with the Registrant's Annual
          Report on Form 10-K for the year ended December 31, 1998.*
 10.11    Technology Transfer Agreement between LSI Logic Corporation and Wafer Technology (Malaysia) Sdn. Bhd. Dated September 8,
          1999. Incorporated by reference to exhibits filed with the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
 10.12    Mint Technology, Inc. Amended 1996 Stock Option Plan.
          Incorporated by reference to exhibits filed with the
          Registrant's Registration Statement on Form S-8 (No.
          333-34285) filed August 25, 1997.
 10.13    Registrant's Amended and Restated Employee Stock Purchase
          Plan. Incorporated by reference to documents filed as
          appendices with Registrant's definitive Proxy materials,
          filed on March 26, 2001.*
 10.14    Symbios Logic, Inc. 1995 Stock Plan. Incorporated by
          reference to exhibits filed with the Registrant's Form S-8
          (No. 333-62159) filed on August 25, 1998.
 10.15    LSI Logic Corporation 1999 Nonstatutory Stock Option Plan.
          Incorporated by reference to exhibits filed with the
          Registrant's Form S-8 (No. 333-90951) filed on November 15,
          1999.
 10.16    SEEQ Technology, Inc. Amended and Restated 1982 Stock Option
          Plan. Incorporated by reference to exhibits filed with the
          Registrant's Form S-8 (No. 333-81435) filed on June 24,
          1999.
 10.17    SEEQ Technology, Inc. 1989 Non-Employee Director Stock
          Option Plan. Incorporated by reference to exhibits filed
          with the Registrant's Form S-8 (No. 333-81435) filed on June
          24, 1999.*
 10.18    Amended and Restated Participation Agreement by and among
          Registrant, and ABN AMRO Bank N.V., ABN AMRO Bank N.V. as
          agent for Lessors and Participants dated April 18, 2000.
          Incorporated by reference to exhibits with Registrant's
          Quarterly Report on Form 10-Q for the quarter ended April 2,
          2000.
 10.19    Second Amended and Restated Credit Agreement dated as of
          April 21, 2000, by and among Registrant, LSI Logic Japan
          Semiconductor, ABN AMRO Bank and Lenders. Incorporated by
          reference to exhibits filed with the Registrant's Annual
          Report on Form 10-K for the year ended December 31, 2000.
 10.20    IntraServer Technology, Inc. 1998 Stock Option Plan.
          Incorporated by reference to exhibits filed with
          Registrant's Form S-8 (No. 333-38746) filed on June 7,
          2000.*
 10.21    DataPath Systems, Inc. Amended 1994 Stock Option Plan.
          Incorporated by reference to exhibits filed with
          Registrant's Form S-8 (No. 333-42888) filed on August 2,
          2000.*
 10.22    DataPath Systems, Inc. Amended and Restated 1997 Stock
          Option Plan. Incorporated by reference to exhibits filed
          with Registrant's Form S-8 (No. 333-42888) filed on August
          2, 2000.*
 10.23    Syntax Systems, Inc. Restated Stock Option Plan of January
          5, 1999. Incorporated by reference to exhibits filed with
          Registrant's Form S-8 (No. 333-52050) filed on December 18,
          2000.*

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.24    C-Cube Microsystems Inc. Director Stock Option Plan.
          Incorporated by reference to exhibits z filed with
          Registrant's Form S-8 (No. 333-62960) filed on June 14,
          2001.*
 10.25    C-Cube Microsystems Inc. 2000 Stock Plan. Incorporated by
          reference to exhibits filed with Registrant's Form S-8 (No.
          333-62960) filed on June 14, 2001.*
 10.26    Wilfred J. Corrigan Employment Agreement dated as of
          September 20, 2001. Said document is included as an Exhibit to this Annual Report on Form 10-K for the year ended
          December 31, 2001.*
 10.27    First Amendment to Amended and Restated Participation
          Agreement by and among LSI Logic, ABN Amro Bank N.V.,
          Keybank National Association, FBTC Leasing Corp. as Lessor,
          ABN Amro Bank N.V., as agent for Lessors and Participants, dated as of August 2, 2001. Incorporated by reference to
          exhibits filed with Registrant's Quarterly Report on Form
          10-Q for the quarter ended September 30, 2001.
 10.28    Second Amendment to Amended and Restated Participation
          Agreement by and among LSI Logic, ABN Amro Bank N.V.,
          Keybank National Association, FBTC Leasing Corp. as Lessor,
          ABN Amro Bank N.V., as agent for Lessors and Participants, dated as of August 17, 2001. Incorporated by reference to
          exhibits filed with Registrant's Quarterly Report on Form
          10-Q for the quarter ended September 30, 2001.
 10.29    Third Amendment to Participation Agreement and Omnibus
          Amendment by and among LSI Logic, Banc of America Leasing &
          Capital LLC, as Lessor, Fleet National Bank, as Lessor Agent
          and as Agent and Participants, dated as of September 28,
          2001. Incorporated by reference to exhibits filed with
          Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
 10.30    Participation Agreement by and among LSI Logic, First
          Security Bank, N.A. as Certificate Trustee, First Security
          Trust Company of Nevada, as Agent and Participants, dated as of April 20, 2001. Incorporated by reference to exhibits
          filed with Registrant's Quarterly Report on Form 10-Q for
          the quarter ended September 30, 2001.
 10.31    First Amendment to Participation Agreement by and among LSI
          Logic, Wells Fargo Bank Northwest, N.A. (f/k/a First
          Security Bank, N.A.), as Certificate Trustee, First Security
          Trust Company of Nevada, as Agent and Participants, dated as of August 2, 2001. Incorporated by reference to exhibits
          filed with Registrant's Quarterly Report on Form 10-Q for
          the quarter ended September 30, 2001.
 10.32    Second Amendment to Participation Agreement by and among LSI
          Logic, Wells Fargo Bank Northwest, N.A. (f/k/a First
          Security Bank, N.A.), as Certificate Trustee, First Security
          Trust Company of Nevada, as Agent and Participants, dated as of August 17, 2001. Incorporated by reference to exhibits
          filed with Registrant's Quarterly Report on Form 10-Q for
          the quarter ended September 30, 2001.
 10.33    Third Amendment to Participation Agreement and Omnibus
          Amendment by and among LSI Logic, Wells Fargo Bank
          Northwest, N.A., (f/k/a First Security Bank, N.A.), as
          Certificate Trustee, Wells Fargo Bank Nevada, National
          Association (f/k/a First Security Trust Company of Nevada),
          as Agent and Participants, dated as of September 28, 2001.
          Incorporated by reference to exhibits filed with
          Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
 10.34    Indenture dated October 30, 2001 between LSI Logic
          Corporation, covering $490,000,000 amount of 4% Convertible
          Subordinated Notes due 2006. Incorporated by reference to
          exhibits filed with the Registrant's Form S-3 (No.
          333-81434), filed on January 25, 2002.
 13.1     Annual Report to Stockholders for the year ended December
          31, 2000 (to be deemed filed only to the extent required by the instructions for Reports on Form 10-K).
 21.1     List of Subsidiaries
 23.1     Consent of Independent Accountants
 24.1     Power of Attorney (See page 89)

---------------
* Denotes management contract or compensatory plan or arrangement