Form 10-Q
period 2002-03-31
LSI LOGIC CORP
filed 2002-05-15
CIK 703360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002

OR

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
(Registrant’s telephone number)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES       NO

         As of May 10, 2002, there were 369,940,636 shares of the registrant’s Common Stock, $.01 par value, outstanding.

LSI LOGIC CORPORATION
Form 10-Q
For the Quarter Ended March 31, 2002
INDEX

		Page
		No.

	PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets – March 31, 2002 and December 31, 2001	3

	Consolidated Statements of Operations – Three Months Ended March 31, 2002 and 2001	4

	Consolidated Statements of Cash Flows – Three Months Ended March 31, 2002 and 2001	5

	Notes to Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3	Quantitative and Qualitative Disclosures About Market Risk	25

	PART II. OTHER INFORMATION

Item 1	Legal Proceedings	26

Item 4	Submission of Matters to a Vote of Security Holders	27

Item 6	Exhibits and Reports on Form 8-K	28

PART I

Item 1. Financial Statements

LSI LOGIC CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
(In thousands, except per-share amounts)	2002	2001

Assets

Cash and cash equivalents	$485,113	$757,138

Short-term investments	481,980	256,169

Accounts receivable, less allowances of $12,835 and $20,151	221,022	191,731

Inventories	196,252	256,629

Deferred tax assets	160,262	160,371

Prepaid expenses and other current assets	158,308	146,930

Total current assets	1,702,937	1,768,968

Property and equipment, net	840,327	944,374

Goodwill and other intangibles (Note 2)	1,278,391	1,297,542

Deferred tax assets	107,896	107,957

Non-current assets and deposits	297,261	296,265

Investment in available-for-sale securities	70,300	78,433

Other assets	156,868	132,233

Total assets	$4,453,980	$4,625,772

Liabilities and Stockholders’ Equity

Accounts payable	$102,875	$136,739

Accrued salaries, wages and benefits	88,909	72,260

Other accrued liabilities	235,129	227,467

Income tax payable	70,205	73,187

Current portion of long-term obligations	338	332

Total current liabilities	497,456	509,985

Deferred tax liabilities	173,759	173,759

Other long-term obligations	1,452,949	1,456,276

Total long-term obligations and deferred tax liabilities	1,626,708	1,630,035

Commitments and contingencies (Note 11)
Minority interest in subsidiary	5,940	5,867

Stockholders’ equity:

Preferred shares; $.01 par value; 2,000 shares authorized	—	—

Common stock; $.01 par value; 1,300,000 shares authorized; 369,382 and 368,446 shares outstanding	3,694	3,684

Additional paid-in capital	2,910,768	2,905,638

Deferred stock compensation	(100,343)	(124,091)

Accumulated deficit	(491,556)	(319,803)

Accumulated other comprehensive income	1,313	14,457

Total stockholders’ equity	2,323,876	2,479,885

Total liabilities and stockholders’ equity	$4,453,980	$4,625,772

See notes to unaudited consolidated financial statements.

LSI LOGIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,

(In thousands, except per share amounts)	2002	2001

Revenues	$412,509	$517,199

Costs and expenses:

Cost of revenues	265,909	311,145

Additional excess inventory and related charges	40,754	—

Total cost of revenues	306,663	311,145

Research and development	114,343	118,767

Selling, general and administrative	58,180	78,971

Restructuring of operations and other non-recurring items, net	65,060	—

Amortization of non-cash deferred stock compensation(*)	26,921	21,267

Amortization of intangibles (Note 2)	19,157	27,089

Total costs and expenses	590,324	557,239

Loss from operations	(177,815)	(40,040)

Interest expense	(15,834)	(9,940)

Interest income and other, net	3,646	8,979

Gain on sale of equity securities	—	5,302

Loss before income taxes	(190,003)	(35,699)

Benefit for income taxes	(18,250)	(4,451)

Net loss	$(171,753)	$(31,248)

Loss per share:

Basic	$(0.47)	$(0.10)

Dilutive	$(0.47)	$(0.10)

Shares used in computing per share amounts:

Basic	367,578	320,369

Dilutive	367,578	320,369

(*)	Amortization of non-cash deferred stock compensation, if not shown separately, of $550, $20,319 and $6,052 would have been included in cost of revenues, research and development and selling, general and administrative expenses, respectively, for the three months ended March 31, 2002. Amortization of non-cash deferred stock compensation, if not shown separately, of $163, $17,082 and $4,022 would have been included in cost of revenues, research and development and selling, general and administrative expenses, respectively, for the three months ended March 31, 2001.

See notes to unaudited consolidated financial statements.

LSI LOGIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

(In thousands)	2002	2001

Operating activities:

Net loss	$(171,753)	$(31,248)

Adjustments:

Depreciation and amortization	88,899	115,676

Amortization of non-cash deferred stock compensation	26,921	21,267

Non-cash restructuring and non-recurring items, net	56,901	—

Gain on sale of equity securities	—	(5,302)

Changes in working capital components:

Accounts receivable, net	(30,520)	159,214

Inventories, net	59,328	(69,898)

Prepaid expenses and other assets	(23,045)	(26,602)

Accounts payable	(33,632)	(48,280)

Accrued and other liabilities	(8,100)	(16,831)

Net cash (used in)/provided by operating activities	(35,001)	97,996

Investing activities:

Purchase of debt and equity securities available-for-sale	(551,620)	(364,402)

Maturities and sales of debt and equity securities available-for-sale	324,443	435,842

Purchase of equity securities	(1,394)	(10,000)

Proceeds from sale of equity securities	—	7,926

Purchases of property and equipment, net of retirements	(4,751)	(144,503)

Increase in non-current assets and deposits	(6,847)	—

Net cash used in investing activities	(240,169)	(75,137)

Financing activities:

Repayment of debt obligations	(108)	(641)

Issuance of common stock, net	1,622	12,196

Net cash provided by financing activities	1,514	11,555

Effect of exchange rate changes on cash and cash equivalents	1,631	435

(Decrease)/increase in cash and cash equivalents	(272,025)	34,849

Cash and cash equivalents at beginning of period	757,138	235,895

Cash and cash equivalents at end of period	$485,113	$270,744

See notes to unaudited consolidated financial statements.

LSI LOGIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

         In the opinion of LSI Logic Corporation (the “Company” or “LSI”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and additional excess inventory and other related charges and restructuring and other non-recurring items, net as discussed in Notes 3 and 7), necessary to present fairly the financial information included herein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

         For financial reporting purposes, the Company reports on a 13 or 14 week quarter with a year ending December 31. For presentation purposes, the consolidated financial statements refer to the quarter’s calendar month end for convenience. The results of operations for the quarter ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from these estimates.

NOTE 2 – GOODWILL AND INTANGIBLE ASSETS

         The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. As a result, goodwill is no longer amortized, but is instead tested for impairment annually or sooner if circumstances indicate that it may no longer be recoverable. In addition, intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 “Business Combinations” have been reclassified to goodwill.

         Upon adoption, the Company completed the transitional goodwill impairment assessment required by SFAS No. 142 and concluded that goodwill was not impaired as of January 1, 2002. For the purpose of measuring the impairment, goodwill was assigned to reporting units as defined by SFAS No. 142. The reporting units identified by the Company are Semiconductor and SAN Systems.

         Goodwill and intangible assets by reportable segment are comprised of the following (in thousands):

	March 31, 2002		December 31, 2001
	Gross	Accumulated	Gross	Accumulated
	Carrying Amount	Amortization	Carrying Amount	Amortization

Unamortized intangible assets:

Semiconductor	$899,180	$—	$899,180	$—

SAN Systems	53,000	—	53,000	—

Total goodwill (a)	952,180	—	952,180	—

Amortized intangible assets:

Semiconductor:

Current technology	374,513	(116,022)	374,513	(100,538)

Trademarks	37,347	(9,245)	37,347	(7,797)

Subtotal	411,860	(125,267)	411,860	(108,335)

SAN Systems:

Current technology	56,490	(22,718)	56,490	(20,817)

Trademarks	3,500	(1,607)	3,500	(1,498)

Customer base	5,010	(1,057)	5,010	(848)

Subtotal	65,000	(25,382)	65,000	(23,163)

Total	$1,429,040	$(150,649)	$1,429,040	$(131,498)

(a)	Goodwill is net of accumulated amortization immediately prior to the adoption of SFAS No. 142.

         Amortization expense (in thousands):

	Three Months Ended March 31,
	2002	2001

Goodwill	$—	$16,708

Current technology	17,391	9,629

Trademarks	1,557	543

Customer base	209	209

Total	$19,157	$27,089

         The amounts allocated to current technology, trademarks and customer base are being amortized over their estimated weighted average useful lives of six years.

         The estimated future amortization expense of intangible assets as of March 31, 2002 is as follows (in millions):

Fiscal year:	Amount:

2002 (remaining nine months)	$58
2003	77
2004	77
2005	70
2006	40
2007+	4

$326

         Pro forma net loss and pro forma net loss per share excluding amortization expense for goodwill is as follows:

(in thousands)

	Three Months Ended March 31,
	2002	2001

Net loss, as reported	$(171,753)	$(31,248)

Add back goodwill amortization	—	16,708

Pro forma net loss	(171,753)	(14,540)

Basic loss per share, as reported	(0.47)	(0.10)

Add back goodwill amortization	—	0.05

Basic pro forma loss per share	(0.47)	(0.05)

Diluted loss per share, as reported	(0.47)	(0.10)

Add back goodwill amortization	—	0.05

Diluted loss per share	$(0.47)	$(0.05)

NOTE 3 – RESTRUCTURING AND OTHER NON-RECURRING ITEMS

         The Company recorded approximately $65 million in restructuring and other non-recurring items, net for the three months ended March 31, 2002. Restructuring charges of $67 million were offset in part by a $2 million non-recurring gain further described below.

Restructuring:

         On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. The adoption did not have a significant effect on the Company’s financial position and results of operations.

         In the first quarter of 2002, the Company announced a series of actions to reduce costs and streamline operations. These actions included a worldwide reduction in workforce, downsizing the Company’s manufacturing operations in Tsukuba, Japan and the decision to exit the CDMA handset standard product line. During the three months ended March 31, 2002, the Company recorded a restructuring charge for severance for approximately 1,400 employees worldwide, fixed asset write-downs due to impairment in the U.S. and Japan that will be disposed of by sale, and exit costs primarily associated with cancelled contracts and operating leases.

         Assets held for sale of $107 million and $89 million were included as a component of prepaid expenses and other current assets as of March 31, 2002 and December 31, 2001, respectively. The fair value of assets determined to be impaired was the result of independent appraisals and the use of management estimates. Given that current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that the Company will realize its current net book value for the assets. The Company will reassess the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary.

         The following table sets forth the Company’s restructuring reserves as of March 31, 2002:

(In thousands)

	Balance at	Restructuring		Balance at
	December 31, 2001	Expense	Utilized	March 31, 2002

Write-down of excess assets(a)	$3,762	$25,933	$(27,623)	$2,072

Lease terminations and maintenance contracts(c)	10,695	12,871	(1,623)	21,943

Facility closure and other exit costs(c)	14,153	415	(3,142)	11,426

Payments to employees for severance(b)	724	27,490	(10,352)	17,862

Total	$29,334	$66,709	$(42,740)	$53,303

(a)	Amounts utilized in 2002 reflect a non-cash write-down of fixed assets in the U.S. and Japan due to impairment of $25.3 million and cash payments for machinery and equipment decommissioning costs of $2.3 million. The fixed asset write-downs were accounted for as a reduction of the assets and did not result in a liability. The $2.1 million balance as of March 31, 2002 relates to machinery and equipment decommissioning costs in the U.S.

(b)	Amounts utilized represent cash payments related to the severance of approximately 750 employees during the three months ended March 31, 2002. The $17.9 million balance as of March 31, 2002 will be paid during 2002.

(c)	Amounts utilized represent cash payments.

Other non-recurring items:

         The Company recorded a net gain of approximately $2 million in other non-recurring items during the first quarter of 2002 which consisted of a nonrefundable deposit paid to the Company in the first quarter of 2002 related to the termination of the agreement to sell the Colorado Springs fabrication facility during 2001, offset in part by operating expenses for the business line held for sale.

         There were no restructuring and other non-recurring items for the three months ended March 31, 2001.

NOTE 4 – LICENSE AGREEMENT

         In the second quarter of 1999, the Company and Silterra Malaysia Sdn. Bhd. (formerly known as Wafer Technology (Malaysia) Sdn. Bhd.) (“Silterra”) entered into a technology transfer agreement under which the Company grants licenses to Silterra with respect to certain of the Company’s wafer fabrication technologies and provides associated manufacturing training and related services. In exchange, the Company receives cash consideration of $75 million and equity consideration over three years for which transfers and obligations of the Company are scheduled to occur. The equity consideration was valued at zero at March 31, 2002. The Company transferred technology to Silterra valued at $4 million and $6 million for the three months ended March 31, 2002 and 2001, respectively. The amount was recorded as an offset to the Company’s R&D expenses. In addition, the Company provided engineering training with a value of $1 million for the three months ended March 31, 2001. This amount was recorded as an offset to cost of revenues.

NOTE 5 – INVESTMENTS

(in thousands)

	March 31,	December 31,
	2002	2001

Held-to-maturity securities

Cash equivalents	$269,988	$457,189

Available-for-sale securities

Short-term investments	481,980	256,169

Other long-term assets	70,300	78,433

Total available-for-sale	$552,280	$334,602

         Held-to-maturity debt securities included in cash and cash equivalents consisted primarily of overnight deposits, commercial paper, mortgage backed securities and corporate and municipal debt securities. Available-for-sale securities included in short-term investments consisted primarily of corporate and municipal debt securities, commercial paper, auction rate preferred stock, mortgage backed securities and U.S. government and agency securities. Unrealized holding gains and losses for these securities were not significant and accordingly the amortized cost approximated fair market value at March 31, 2002 and December 31, 2001. Realized gains and losses for held-to-maturity and available-for-sale debt securities were not significant for the three months ended March 31, 2002 and 2001.

         Available-for-sale securities included in other long-term assets consisted of marketable and non-marketable equity securities. As of March 31, 2002, an unrealized gain of $16 million, net of the related tax effect of $9 million, related to these equity securities was included in accumulated other comprehensive income. As of December 31, 2001, an unrealized gain of $22 million, net of the related tax effect of $12 million, on these equity securities was included in accumulated other comprehensive income.

         During the three months ended March 31, 2002, the Company did not sell any equity securities. During the three months ended March 31, 2001, the Company sold equity securities for approximately $8 million in the open market, realizing a pre-tax gain of approximately $5 million.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

         The Company has foreign subsidiaries that operate and sell the Company’s products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates and interest rates. The Company utilizes various hedge instruments, primarily forward contracts and currency option contracts, to manage its exposure associated with firm intercompany and third-party transactions and net asset and liability positions denominated in non-functional currencies. The Company does not hold derivative financial instruments for speculative or trading purposes.

Forward contracts

         Forward contracts are used to hedge certain cash flows denominated in non-functional currencies. Changes in the fair value of forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in other income and expense. As of March 31, 2002 and December 31, 2001, there were two contracts and one contract outstanding, respectively. They were set to expire within one to four months and were designated as foreign currency fair-value hedges in accordance with SFAS No. 133. For the three months ended March 31, 2002 and 2001, the change in time value of the forward contracts was not significant. The Company did not record any gains or losses due to hedge ineffectiveness for the three months ended March 31, 2002 and 2001.

         Forward exchange contracts are also used to hedge certain foreign currency denominated assets or liabilities. These derivatives do not qualify for SFAS No. 133 hedge accounting treatment. Accordingly, changes in the fair value of these hedges are recorded immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged. The related gains and losses included in other income and expense were not significant.

Option contracts

         The Company also enters into purchased currency option contracts that are designated as foreign currency cash-flow hedges of third-party yen revenue exposures. Changes in the fair value of currency option contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in other income and expense. As of March 31, 2002, the Company held purchased currency option contracts that were designated as foreign currency cash-flow hedges of third-party yen revenue exposures. The contracts expire over a nine month period. There were no option contracts outstanding as of December 31, 2001.

         For the three months ended March 31, 2002 and 2001, the change in option time value was not significant. Unrealized gains of $2.6 million were included in accumulated other comprehensive income as of March 31, 2002, and will be reclassified to revenue over the next nine months as the forecasted transactions occur. As of December 31, 2001, no unrealized gains were included in accumulated other comprehensive income. The Company did not record any gains or losses due to hedge ineffectiveness for the three months ended March 31, 2002 and 2001.

NOTE 7– BALANCE SHEET DETAIL

	March 31,	December 31,
(In thousands)	2002	2001

Inventories:

Raw materials	$20,880	$31,797

Work-in-process	43,963	88,354

Finished goods	131,409	136,478

	$196,252	$256,629

Other accrued liabilities:

Accrued expenses	$144,833	$158,673

Sales tax payable	8,348	7,044

Interest payable	11,119	14,890

Restructuring reserves	53,303	29,334

Deferred tax liability	17,526	17,526

	$235,129	$227,467

         The Company recorded additional excess inventory and related charges of $41 million for the three months ended March 31, 2002. The additional excess inventory and related charges during the three months ended March 31, 2002 were primarily associated with underutilization charges related to a partial idling of the Company’s fabrication facilities due to decreased demand.

NOTE 8 – RECONCILIATION OF BASIC AND DILUTED LOSS PER SHARE

         A reconciliation of the numerators and denominators of the basic and diluted loss per share amount computations as required by SFAS No. 128 “Earnings Per Share” (“EPS”) is as follows:

	Three Months Ended March 31,

	2002			2001

			Per-Share			Per-Share
(In thousands except per share amounts)	Loss*	Shares+	Amount	Loss*	Shares+	Amount

Basic EPS:

Net loss available to Common stockholders	$(171,753)	367,578	$(0.47)	$(31,248)	320,369	$(0.10)

Effect of dilutive securities:	—	—	—	—	—	—

Diluted EPS:

Net loss available to Common stockholders	$(171,753)	367,578	$(0.47)	$(31,248)	320,369	$(0.10)

*	Numerator

+	Denominator

         Options to purchase approximately 75,503,226 shares were outstanding at March 31, 2002 and were excluded from the computation of diluted shares because of their antidilutive effect on loss per share for the three months ended March 31, 2002. The exercise price of these options ranged from $0.01 to $72.25 at March 31, 2002. Options to purchase approximately 30,858,000 shares were outstanding as of March 31, 2001 and were excluded from the computation of diluted shares for the three months then ended because of their antidilutive effect on loss per share. The exercise price of these options ranged from $0.46 to $72.25 at March 31, 2001.

         For the three months ended March 31, 2002, common equivalent shares of 47,720,853 associated with the 2001, 2000 and 1999 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on loss per share. For the three months ended March 31, 2001, common equivalent shares of 29,117,261 associated with the 2000 and 1999 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on loss per share.

NOTE 9 – COMPREHENSIVE LOSS

         Comprehensive loss is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net loss and comprehensive loss for the Company arises from foreign currency translation adjustments, unrealized gains and losses on derivative instruments designated as and qualifying as cash-flow hedges and unrealized gains and losses on available-for-sale securities, net of applicable taxes. Comprehensive loss, net of taxes for the current reporting period and comparable period in the prior year is as follows:

	Three Months Ended March 31,

(In thousands)	2002	2001

Net loss	$(171,753)	$(31,248)

Change in unrealized gain on derivative instruments designated as and qualifying as cash-flow hedges	2,608	4,200

Change in unrealized gain on available for sale securities	(6,193)	(21,165)

Change in foreign currency translation adjustments	(9,559)	(20,133)

Comprehensive loss	$(184,897)	$(68,346)

NOTE 10 – SEGMENT REPORTING

         The Company operates in two reportable segments: the Semiconductor segment and the SAN Systems segment. In the Semiconductor segment, the Company uses advanced process technology and comprehensive design methodologies to design, develop, manufacture and market highly complex integrated circuits. These system-on-a-chip solutions include both application specific integrated circuits, commonly referred to as ASICs, application specific standard products in silicon, or ASSPs, as well as RAID host bus adapters and related products and services. In the SAN Systems segment, the Company designs, manufactures, markets and supports high-performance, highly scaleable open storage area network systems, storage solutions and a complete line of RAID systems, subsystems and related software.

         The following is a summary of operations by segment for the three months ended March 31, 2002 and 2001:

	Three months ended March 31,
(In thousands)	2002	2001

Revenues:

Semiconductor	$352,590	$454,989

SAN Systems	59,919	62,210

Total	$412,509	$517,199

(Loss)/income from operations:

Semiconductor	$(176,713)	$(31,156)

SAN Systems	(1,102)	(8,884)

Total	$(177,815)	$(40,040)

         Intersegment revenues for the periods presented above were not significant. Restructuring of operations and other non-recurring items were included in both segments for the applicable periods.

         One customer represented 14% and 16% of the Company’s total consolidated revenues for each of the three months ended March 31, 2002 and 2001, respectively. In the Semiconductor segment, one customer represented 16% and 18% of total Semiconductor revenues for the three months ended March 31, 2002 and 2001, respectively. In the SAN Systems segment, there were two customers with revenues representing 34% and 17% of total SAN Systems revenues for the three months ended March 31, 2002. For the three months ended March 31, 2001, there were four customers with revenues representing 23%, 19%, 15% and 12% of total SAN Systems revenues, respectively.

         The following is a summary of total assets by segment as of March 31, 2002 and December 31, 2001:

	March 31,	December 31,
(In thousands)	2002	2001

Total assets:

Semiconductor	$4,130,467	$4,301,326

SAN Systems	323,513	324,446

Total	$4,453,980	$4,625,772

         Revenues from domestic operations were $214 million, representing 52% of consolidated revenues for the first quarter of 2002 compared to $283 million, representing 55% of consolidated revenues for the same period of 2001.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

         The Company uses operating leases to finance certain equipment used in its wafer fabrication facilities. As of March 31, 2002 the Company had two operating leases, commonly referred to as synthetic leases. A synthetic lease represents a form of off-balance sheet financing under which an unrelated third party funds up to 100% of the costs of acquisition and installation of the property.

         In March 2000, the Company entered into a master lease and security agreement with ABN AMRO Bank and two other banks acting as the Lessor and several other banks acting as Participants for up to $250 million for certain wafer fabrication equipment. Each lease supplement pursuant to the transaction will have a lease term of three years with two consecutive one-year renewal options. The Company may, at the end of any lease term, return, or purchase at a stated amount all the equipment. As of March 31, 2002, the Company had fully drawn against the agreement.

         In April 2001, the Company entered into a master lease and security agreement with a group of banks for up to $230 million for certain wafer fabrication equipment. The Lessor under this lease is an unrelated trust administered and managed by Wells Fargo Bank Northwest. Each lease supplement pursuant to the transaction will have a lease term of five years with two consecutive one-year renewal options. The Company may, at the end of any lease term, return, or purchase at a stated amount all the equipment. The agreement was amended in the fourth quarter of 2001 to reduce the total availability to $180 million. As of March 31, 2002, the Company had drawn down a total of $161 million under this agreement.

         In the third quarter of 2001, the Company amended the master lease and security agreements entered into in April 2001 and March 2000 as described above. As of March 31, 2002, there were $297 million outstanding under these two leases. Pursuant to the amendments, the Company now participates in each of these leases as a debt holder, replacing some of the existing banks. As of March 31, 2002, the Company’s debt contribution of $242 million and cash collateral of $55 million were recorded as non-current assets. The lessors have access to the cash collateral only in the event of a default by the Company. Per the amendments, the Company is required to maintain a minimum cash balance of $350 million. The Company was in compliance with this requirement as of March 31, 2002.

         No officer or employee of the Company has any financial interest with regards to these leasing arrangements or with the trust used in the April 2001 lease. The minimum lease payments under the two lease agreements, excluding option periods, are $3.1 million for the year 2003, and $1.0 million in 2004 and 2005. These payments reflect the amendments and as such, exclude any payments on the Company’s debt participation.

NOTE 12 – LEGAL MATTERS

         Reference is made to Item 3, Legal Proceedings, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for a discussion of certain pending legal proceedings. The information provided at such reference regarding those matters remains substantially unchanged. In addition, the Company is a party to other litigation matters and claims that are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, the final outcome of such matters is not expected to have a significant adverse effect on the Company’s consolidated financial position or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing parties, with the potential for having an adverse effect on the Company’s financial position or its results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

         We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors detailed in Risk Factors in Part I of our Annual Report on Form 10-K for the year ended December 31, 2001.

         Statements in this discussion and analysis include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. These statements involve known and unknown risks and uncertainties. Our actual results in future periods may be significantly different from any future performance suggested in this report. Risks and uncertainties that may affect our results may include, among others:

•	The current economic downturn;

•	Cyclical nature of the Semiconductor industry and the markets addressed by our products;

•	Availability and extent of utilization of manufacturing capacity;

•	Price erosion;

•	Competitive factors;

•	Timing of new product introductions;

•	Changes in product mix;

•	Fluctuations in manufacturing yields;

•	Product obsolescence;

•	Business and product market cycles;

•	Economic and technological risks associated with our acquisition and alliance activities; and

•	The ability to develop and implement new technologies.

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

         We operate in an industry sector where security values are highly volatile and may be influenced by economic and other factors beyond our control. See additional discussion contained in “Risk Factors” set forth in Part I of our Annual Report on Form 10-K for the year ended December 31, 2001.

         Where more than one significant factor contributed to changes in results from year to year, we have quantified such factors throughout the MD&A where practicable.

         While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information, we recommend that you read this discussion and analysis in conjunction with the Annual Report on Form 10-K.

RESULTS OF OPERATIONS

         Our results of operations for the three months ended March 31, 2002 were impacted by continued weakness in the overall economy, the cyclical semiconductor industry downturn and excess inventory in the supply chain, particularly in the communications market.

         Revenues: Total consolidated revenues for the first quarter of 2002 decreased $104.7 million or 20% to $412.5 million from $517.2 million for the same period of 2001. Revenues for the Semiconductor segment decreased $102.4 million or 23% to $352.6 million for the first quarter of 2002 from $455.0 million for the same period of 2001. The decrease was primarily attributable to decreased demand for products used in broadband access and networks and networking and storage infrastructure applications. The decline in demand for products used in ASIC entertainment applications was offset by revenues from products used in broadband entertainment applications, which became a part of the Semiconductor segment revenues with the acquisition of C-Cube in the second quarter of 2001. Revenues for the SAN Systems segment decreased $2.3 million or 4% to $59.9 million for the first quarter of 2002 from $62.2 million for the same period of 2001 due to decreased demand for products in the SAN Systems segment. There were no significant intersegment revenues during the periods presented.

         One customer represented 14% and 16% of the Company’s total consolidated revenues for each of the three months ended March 31, 2002 and 2001, respectively. In the Semiconductor segment, one customer represented 16% and 18% of total Semiconductor revenues for the three months ended March 31, 2002 and 2001, respectively. In the SAN Systems segment, there were two customers with revenues representing 34% and 17% of total SAN Systems revenues for the three months ended March 31, 2002. For the three months ended March 31, 2001, there were four customers with revenues representing 23%, 19%, 15% and 12% of total SAN Systems revenues, respectively.

         Revenues from domestic operations were $214 million, representing 52% of consolidated revenues for the first quarter of 2002 compared to $283 million, representing 55% of consolidated revenues for the same period of 2001.

         We expect revenues to grow approximately 3% to 6% in the second quarter of 2002 as compared to the first quarter of 2002.

         Operating costs and expenses: Key elements of the consolidated statements of operations, expressed as a percentage of revenues, were as follows:

	Three months ended March 31,
Consolidated:	2002	2001

Gross profit margin	26%	40%

Research and development	28%	23%

Selling, general and administrative	14%	15%

(Loss)/income from operations	(43)%	(8)%

         Key elements of the statement of operations for the Semiconductor and SAN Systems segments, expressed as a percentage of revenues, were as follows:

	Three months ended March 31,
Semiconductor Segment:	2002	2001

Gross profit margin	24%	41%

Research and development	30%	24%

Selling, general and administrative	13%	14%

(Loss)/income from operations	(50)%	(7)%

	Three months ended March 31,
SAN Systems Segment:	2002	2001

Gross profit margin	37%	35%

Research and development	13%	13%

Selling, general and administrative	19%	26%

(Loss)/income from operations	(2)%	(14)%

         Gross profit margin: We have advanced wafer manufacturing operations in Oregon and Japan. We also acquire wafers from foundries in other locations. This allows us to maintain our ability to provide products to customers with minimal disruption in the manufacturing process due to economic and geographic risks associated with each geographic location.

         The consolidated gross profit margin percentage decreased to 26% in the first quarter of 2002 from 40% in the same period of 2001. The gross profit margin percentage for the Semiconductor segment decreased to 24% from 41% in the same period of 2001.

         The decrease for the Semiconductor segment for the three months ended March 31, 2002, as compared to the same period of the prior year is primarily a result of the following factors:

•	Decreased revenue for higher margin products due to an unfavorable change in product mix in the current quarter;

•	Higher manufacturing variances and period costs as a percentage of revenues;

•	Additional excess inventory and related charges of $40.8 million for the three months ended March 31, 2002.

         We recorded excess inventory and related charges of $40.8 million for the three months ended March 31, 2002. These charges were primarily associated with underutilization charges related to a partial idling of our fabrication facilities due to decreased demand. No such charge was recorded for the quarter ended March 31, 2001.

         The gross profit margin percentage for the SAN Systems segment increased to 37% in the first quarter of 2002 from 35% in the same period of 2001. The increase was primarily attributable to increased revenue for higher margin products during the current quarter.

         Our operating environment, combined with the resources required to operate in the Semiconductor industry, requires that we manage a variety of factors. These factors include, among other things:

•	Product mix;

•	Factory capacity and utilization;

•	Manufacturing yields;

•	Availability of certain raw materials;

•	Terms negotiated with third-party subcontractors; and

•	Foreign currency fluctuations.

         These and other factors could have a significant effect on our gross profit margin in future periods.

         Changes in the relative strength of the yen may have a greater impact on our gross profit margin than other foreign exchange fluctuations due to yen denominated revenues and expenses and our wafer fabrication operations in Japan. Although the yen weakened (the average yen exchange rate for the first quarter of 2002 depreciated 15% from the same period of 2001), the effect on gross profit margin and net income was not significant because yen-denominated sales offset a substantial portion of yen-denominated costs during the period. Moreover, we hedged a portion of our remaining yen exposure. (See Note 6 of the Notes.) Future changes in the relative strength of the yen or mix of foreign currency denominated revenues and costs could have a significant effect on our gross profit margin or operating results.

         Research and development: Research and development (“R&D”) expenses decreased $4.5 million or 4% to $114.3 million during the first quarter of 2002 as compared to $118.8 million during the same period of 2001 on a consolidated basis. R&D expenses for the Semiconductor segment decreased $4.2 million or 4% to $106.4 million in the first quarter of 2002 from $110.6 million in the same period of 2001.

         The decrease in R&D expenses for the Semiconductor segment for the three months ending March 31, 2002 as compared to the same period of the prior year was primarily attributable to the various cost cutting measures implemented in 2001 and 2002. (See Note 3 of the Notes.)

         The cost cutting measures with respect to R&D expenses were offset in part by the following:

         •     A lower benefit of $4 million was recorded in the first quarter of 2002 as compared to $6 million in the same period of 2001 associated with a technology transfer agreement entered into with Silterra in Malaysia during 1999. (See Note 4 of the Notes.)

         •     Continued R&D expenses for the former C-Cube and AMI RAID business, which are part of the Semiconductor segment and included in our consolidated financial statements from May 11, 2001 and August 31, 2001, respectively,

         R&D expenses for the SAN Systems segment decreased $0.2 million or 2% to $8.0 million in the first quarter of 2002 from $8.2 million in the same period of 2001. The decrease reflects lower compensation related expenses due to a decrease in average headcount during the first quarter of 2002 compared to the same period of 2001. The decrease in headcount is primarily a result of the restructuring actions taken in the second and third quarters of 2001 and the first quarter of 2002.

         As a percentage of revenues, R&D expenses increased to 28% in the first quarter of 2002 from 23% in the same period of 2001 on a consolidated basis. R&D expenses as a percentage of revenues for the Semiconductor segment increased to 30% in the first quarter of 2002 from 24% in the same period of 2001. R&D expenses as a percentage of revenues for the SAN Systems segment stayed flat at 13% in the first quarters of 2002 and 2001. The increase in R&D expenses as a percentage of revenues for the Semiconductor segment is primarily a result of lower revenues for the periods presented in 2002 as compared to 2001 and the effects of R&D spending changes as discussed above. For the SAN Systems segment, the decrease in R&D expenses is offset by lower revenues for the current quarter, resulting in R&D expense being flat as a percentage of revenues for that segment as compared to the first quarter of 2001.

         Selling, general and administrative: Selling, general and administrative (“SG&A”) expenses decreased $20.8 million or 26% to $58.2 million during the first quarter of 2002 as compared to $79.0 million in the same period of 2001 on a consolidated basis. SG&A expenses for the Semiconductor segment decreased $15.9 million or 25% to $46.8 million in the first quarter of 2002 from $62.7 million in the same period of 2001. SG&A expenses for the SAN Systems segment decreased $4.8 million or 30% to $11.4 million in the first quarter of 2002 from $16.2 million in the same period of 2001. The decrease on a consolidated basis was primarily attributable to the various cost cutting measures implemented in 2001 and 2002 (See Note 3 of the Notes). This decrease was offset by continued SG&A expenses for the former C-Cube and AMI RAID business, which are part of the Semiconductor segment and included in our consolidated financial statements from May 11, 2001 and August 31, 2001, respectively, and an increase in compensation related expenses for the SAN Systems segment.

         As a percentage of revenues, SG&A expenses decreased to 14% in the first quarter of 2002 from 15% in the same period of 2001 on a consolidated basis. SG&A expenses as a percentage of revenues for the Semiconductor segment decreased to 13% in the first quarter of 2002 from 14% in the same period of 2001. SG&A expenses as a percentage of revenues for the SAN Systems segment decreased to 19% in the first quarter of 2002 from 26% in the same period of 2001. The decrease in SG&A expenses as a percentage of revenues for both segments are primarily a result of the positive effects of SG&A spending changes as discussed above, offset by lower revenues for the period presented in 2002 as compared to 2001.

         Restructuring of operations and other non-recurring items: We recorded approximately $65.1 million in restructuring and other non-recurring items, net for the three months ended March 31, 2002. Restructuring charges of $67 million were offset in part by a $2 million non-recurring gain further described below.

Restructuring:

         On January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. The adoption did not have a significant effect on our financial position and results of operations.

         In the first quarter of 2002, we announced a series of actions to reduce costs and streamline operations. These actions included a worldwide reduction in workforce, downsizing our manufacturing operations in Tsukuba, Japan and the decision to exit the CDMA handset standard product line. During the three months ended March 31, 2002, we recorded a restructuring charge for severance for approximately 1,400 employees worldwide, fixed asset write-downs due to impairment in the U.S. and Japan that will be disposed of by sale and exit costs primarily associated with cancelled contracts and operating leases.

         Assets held for sale of $107 million and $89 million were included as a component of prepaid expenses and other current assets as of March 31, 2002 and December 31, 2001, respectively. The fair value of assets determined to be impaired was the result of independent appraisals and the use of management estimates. Given that current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that we will realize the current net book value for the assets. We will reassess the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary.

         The following table sets forth our restructuring reserves as of March 31, 2002:

	Balance at	Restructuring		Balance at
(In thousands)	December 31, 2001	Expense	Utilized	March 31, 2002

Write-down of excess assets(a)	$3,762	$25,933	$(27,623)	$2,072

Lease terminations and maintenance contracts(c)	10,695	12,871	(1,623)	21,943

Facility closure and other exit costs(c)	14,153	415	(3,142)	11,426

Payments to employees for severance(b)	724	27,490	(10,352)	17,862

Total	$29,334	$66,709	$(42,740)	$53,303

(a)	Amounts utilized in 2002 reflect a non-cash write-down of fixed assets in the U.S. and Japan due to impairment of $25.3 million and cash payments for machinery and equipment decommissioning costs of $2.3 million. The fixed asset write-downs were accounted for as a reduction of the assets and did not result in a liability. The $2.1 million balance as of March 31, 2002 relates to machinery and equipment decommissioning costs in the U.S.

(b)	Amounts utilized represent cash payments related to the severance of approximately 750 employees during the three months ended March 31, 2002. The $17.9 million balance as of March 31, 2002 will be paid during 2002.

(c)	Amounts utilized represent cash payments.

Other non-recurring items:

         We recorded a net gain of approximately $2 million in other non-recurring items during the first quarter of 2002 which consisted of a nonrefundable deposit paid to us in the first quarter of 2002 related to the termination of the agreement to sell the Colorado Springs fabrication facility during 2001, offset in part by operating expenses incurred in the first quarter for the business line held for sale.

         As a result of the restructuring actions taken during 2002, we expect to reduce expenses by approximately $120 million during the year or $30 million per quarter.

         There were no restructuring and other non-recurring items for the three months ended March 31, 2001.

         Amortization of intangibles: We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. As a result, goodwill is no longer amortized, but is instead tested for impairment annually or sooner if circumstances indicate that it may no longer be recoverable. In addition, intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 “Business Combinations” have been reclassified to goodwill. (See Note 2 of the Notes.)

         Amortization of intangible assets was $19.2 million for the three months ended March 31, 2002. Amortization of goodwill and other intangibles was $27.1 million for the three months ended March 31, 2001. The decrease is primarily attributable to the adoption of SFAS Nos. 141 and 142 as discussed above, offset by the additional goodwill and related amortization recorded in connection with the acquisitions of C-Cube and the RAID business of AMI in the second and third quarters of 2001, respectively. We had approximately $326.2 million of intangible assets, net of accumulated amortization that will continue to amortize at March 31, 2002.

         Amortization of non-cash deferred stock compensation: Amortization of non-cash deferred stock compensation of $26.9 million and $21.3 million for the three months ended March 31, 2002 and 2001, respectively, is due to the amortization of non-cash deferred stock compensation recorded in connection with the acquisitions of C-Cube and the RAID business during the second and third quarters of 2001, respectively, Syntax in the fourth quarter of 2000 and DataPath in the third quarter of 2000.

         Interest expense: Interest expense increased $5.9 million to $15.8 million in the first quarter of 2002 from $9.9 million in the same period of 2001. The increase is primarily attributable to higher debt outstanding at March 31, 2002 due to the issuance of the 4% Convertible Subordinated Notes for $490.0 million (the “2001 Convertible Notes”) in October 2001.

         Interest income and other, net: Interest income and other decreased $5.4 million to $3.6 million in the first quarter of 2002 from $9.0 million in the same period of 2001. Interest income decreased to $5.5 million in the first quarter of 2002 from $15.1 million in the same period in 2001, this is mainly attributed to lower average cash balances together with lower interest rates during the current period as compared to the prior period. The decrease in other expenses was primarily attributable to higher losses on sale of fixed assets and the time value of purchased option contracts in the first quarter of 2001 as compared to the current period. (See Note 6 of the Notes.)

         Gain on sale of equity securities: We did not sell marketable equity securities during the first quarter of 2002. During the first quarter of 2001, we sold certain marketable equity securities for $7.9 million in the open market, realizing a pre-tax gain of approximately $5.3 million.

         Provision for income taxes: During the three months ended March 31, 2002, we recorded an income tax benefit of $18.3 million as a result of changes in the U.S. tax laws enacted in the first quarter of 2002 that impacted net operating loss carrybacks. The benefit was reduced for income taxes incurred by certain foreign subsidiaries. We expect to record $4.3 million of income tax expense in each quarter of 2002 related to income taxes for certain foreign subsidiaries. The future benefit of certain operating losses is not currently being recognized. For the three months ended March 31, 2001, an income tax benefit of $4.5 million was recorded. This benefit differs from the U.S. statutory rate primarily due to losses of our foreign subsidiaries, which are benefited at lower rates, and items related to acquisitions, which are not deductible for tax purposes.

Financial Condition and Liquidity

         Cash, cash equivalents and short-term investments decreased 5% to $967.1 million at March 31, 2002 from $1.01 billion at December 31, 2001. The decrease is due to lower net cash inflows from our operating, investing and financing activities as described below:

         Working capital. Working capital decreased by $53.5 million to $1.21 billion at March 31, 2002 from $1.26 billion as of December 31, 2001. Working capital in the current quarter was impacted by the following activities:

•	Cash and cash equivalents were lower by $272.0 million at March 31, 2002 as compared to December 31, 2001. This decrease was partially offset by $225.8 million of higher short-term investments resulting from higher purchases of securities available for sale, net of maturities and sales.

•	Inventory levels were lower in the current quarter due to lower production volumes and increased sales in the first quarter of 2002 as compared to the fourth quarter of 2001.

•	Accrued salaries, wages and benefits were higher due to the timing of payment of payroll; and

•	Accrued and other liabilities were higher primarily from restructuring-related accruals.

         The decrease in working capital was offset in part by higher accounts receivable during the first quarter of 2002 as compared to the fourth quarter of 2001, higher prepaid expenses and other current assets due to a reclassification from property and equipment to current assets held for sale, lower accounts payable due to lower purchases in the current quarter, and lower income taxes payable due to the timing of tax payments and the tax benefit recorded in the current quarter.

         Cash and cash equivalents generated from operating activities. During the first quarter of 2002, we used $35.0 million of cash and cash equivalents from operating activities compared to $98.0 million generated in the same period in 2001. The decrease in cash and cash equivalents provided by operating activities was primarily attributable to lower net income for the quarter ended March 31, 2002 when compared to the same quarter of 2001 (before depreciation and amortization, non-cash restructuring and non recurring items, net, amortization of non-cash deferred stock compensation and gains on stock investments).

         Cash and cash equivalents used in investing activities. Cash and cash equivalents used in investing activities was $240.2 million in the first quarter of 2002, compared to $75.1 million used in the same period in 2001. The primary investing activities during the current quarter included the following:

•	Higher purchases of debt and equity securities available for sale, net of maturities and sales, as compared to net inflow of cash due to sales and maturities of such securities in the first quarter of 2001;

•	Lower purchases of property and equipment, net of retirements;

•	Lower purchases of equity securities in the current quarter;

•	No sale of stock investments in the current quarter as compared to proceeds of $7.9 million in the first quarter of 2001.

         Net capital additions were $4.8 million in the current quarter as compared to $144.5 million for the same period in 2001. We expect the level of capital expenditures to be less than $200 million in 2002.

         Cash and cash equivalents provided by financing activities. Cash and cash equivalents provided by financing activities during the three months ended March 31, 2002 was $1.5 million compared to $11.6 million in 2001. The decrease is primarily attributable to lower net cash proceeds from our employee stock option and purchase plans in 2002 as compared to 2001.

         In order to remain competitive, we must continue to make investments in new facilities and capital equipment. We may seek additional equity or debt financing from time to time. We believe that our existing liquid resources and funds generated from operations, combined with funds from such financing and our ability to borrow funds, will be adequate to meet our operating and capital requirements and obligations through the foreseeable future. However, we cannot be certain that additional financing will be available on favorable terms. Moreover, any future equity or convertible debt financing will decrease the percentage of equity ownership of existing stockholders and may result in dilution, depending on the price at which the equity is sold or the debt is converted.

         We have Convertible Subordinated Notes of $345 million due in 2004, $500 million due in 2005, and $490 million due in 2006. All the Convertible Notes are convertible at the holder’s option, at any time after 60 days following issuance, into shares of the Company’s common stock. The Notes are redeemable at our option, in whole or in part, on at least 30 days notice at any time on or after the call date, which is two years before the due date. Each holder of the Notes has the right to cause us to repurchase all of such holder’s convertible notes at 100% of their principle amount plus accrued interest upon the occurrence of any fundamental change, which includes a transaction or event such as an exchange offer, liquidation, tender offer, consolidation, merger or combination. Fluctuations in our stock price impact the prices of our outstanding convertible securities and the likelihood of the convertible securities being converted into cash or equity. If we are required to redeem any of the convertible securities for cash it may affect our liquidity position.

         As of March 31, 2002, we had operating leases financing certain wafer fabrication equipment (See Note 11 of the Notes).

         The following table summarizes our contractual obligations at March 31, 2002 and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

(in millions)	Payments due by period
Contractual Obligations	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years	Total

Convertible Subordinated Notes	$—	$845.0	$490.0	$—	$1,335.0

Operating lease obligations	37.1	69.1	9.0	25.0	140.2

Capital lease obligations	0.3	0.8	—	—	1.1

Total	$37.4	$914.9	$499.0	$25.0	$1,476.3

Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board (“FASB”) issued FASB Statements Nos. 141 and 142 (SFAS No. 141 and SFAS No. 142), “Business Combinations” and “Goodwill and Other Intangible Assets.” SFAS No. 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill and indefinite-lived intangibles will be tested annually and whenever events or circumstances occur indicating that they might be impaired. Goodwill is tested for impairment employing a two-step method. First the fair value of the reporting unit is compared to its carrying amount. If the fair value is less than the carrying amount, the impairment is measured as the excess of recorded goodwill over its implied fair value. Indefinite-lived intangibles are tested for impairment by comparing the carrying amount to the fair value. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. We adopted SFAS No. 142 on January 1, 2002, the beginning of fiscal 2002. As a result of the adoption of SFAS No. 142, amortization of goodwill and intangibles will be lower by approximately $112 million in 2002 as compared to 2001 and approximately $952 million of goodwill and indefinite-lived intangibles will no longer be amortized. We have completed the transitional goodwill impairment assessment in accordance with SFAS No. 142 and concluded that goodwill is not impaired as of January 1, 2002.

         In August 2001, the FASB issued Statement No. 143 (“SFAS No. 143”), “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/ or the normal operation of a long-lived asset, except for certain obligations of lessees. We adopted SFAS No. 143 on January 1, 2002 and it did not have a significant effect on our financial position and results of operations.

         In October 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. We adopted SFAS No. 144 on January 1, 2002 and it did not have a significant effect on our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         There have been no significant changes in the market risk disclosures during the three months ended March 31, 2002 as compared to the discussion in Part II of our Annual Report on Form 10-K for the year ended December 31, 2001.

PART II

Item 1. Legal Proceedings

         Reference is made to Item 3, Legal Proceedings, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for a discussion of certain pending legal proceedings. The information provided at such reference regarding those matters remains substantially unchanged. In addition, the Company is a party to other litigation matters and claims that are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, the final outcome of such matters is not expected to have a significant adverse effect on the Company’s consolidated financial position or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing parties, with the potential for having an adverse effect on the Company’s financial position or its results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of LSI Logic Corporation was held on May 2, 2002 in Milpitas, California. Proxies representing 332,281,113 shares of common stock or 90% of the total outstanding shares were voted at the meeting. The table below presents the voting results of election of the Company’s Board of Directors:

	Votes For	Votes Withheld

Wilfred J. Corrigan	327,604,950	4,676,163

T.Z. Chu	323,441,029	8,840,084

Malcolm R. Currie	326,907,488	5,373,625

James H. Keyes	327,115,783	5,165,330

R. Douglas Norby	327,546,324	4,734,789

Matthew J. O’Rourke	327,036,597	5,244,516

Gregorio Reyes	327,491,154	4,789,959

Larry W. Sonsini	323,906,972	8,374,141

         The stockholders approved an amendment to the Amended and Restated Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance thereunder by 10,000,000. The proposal received 310,694,898 affirmative votes, 20,385,004 negative votes, 901,497 abstentions, and 299,714 broker non-votes.

         The stockholders approved an amendment to the 1991 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder by 6,000,000. The proposal received 244,766,678 affirmative votes, 106,434,452 negative votes, 1,097,983 abstentions and zero broker non-votes.

         The stockholders approved the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year 2002. The proposal received 324,462,956 affirmative votes, 7,058,772 negative votes, 759,385 abstentions and zero broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

         On January 25, 2002, pursuant to Item 5 to report information set forth in the Registrant’s news releases dated January 16, 2002 and January 23, 2002 and Item 7.

         On April 26, 2002, pursuant to Item 5 to report information set forth in the Registrant’s news release dated April 24, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSI LOGIC CORPORATION (Registrant)

Date: May 14, 2002	By	/s/ Bryon Look Bryon Look Executive Vice President & Chief Financial Officer