Form 10-Q
period 2002-06-30
LSI LOGIC CORP
filed 2002-08-07
CIK 703360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number: 0-11674

LSI LOGIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	94-2712976 (I.R.S. Employer Identification Number)

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

YES [X]    NO [   ]

     As of August 2, 2002, there were 371,838,370 shares of the registrant’s Common Stock, $.01 par value, outstanding.

LSI LOGIC CORPORATION
Form 10-Q
For the Quarter Ended June 30, 2002
INDEX

		Page
		No.

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets — June 30, 2002 and December 31, 2001	3

	Consolidated Statements of Operations — Three and Six Months Ended June 30, 2002 and 2001	4

	Consolidated Statements of Cash Flows — Six Months Ended June 30, 2002 and 2001	5

	Notes to Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3	Quantitative and Qualitative Disclosures About Market Risk	24

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	25

Item 6	Exhibits and Reports on Form 8-K	25

PART I

Item 1. Financial Statements

LSI LOGIC CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
(In thousands, except per-share amounts)	2002	2001

Assets
Cash and cash equivalents	$445,942	$757,138
Short-term investments	562,606	256,169
Accounts receivable, less allowances of $8,484 and $20,151	244,659	191,731
Inventories	197,828	256,629
Deferred tax assets	161,231	160,371
Prepaid expenses and other current assets	150,044	146,930

Total current assets	1,762,310	1,768,968
Property and equipment, net	819,274	944,374
Goodwill and other intangibles (Note 2)	1,252,115	1,297,542
Deferred tax assets	110,789	107,957
Non-current assets and deposits	287,023	296,265
Investment in available-for-sale securities	60,611	78,433
Other assets	135,319	132,233

Total assets	$4,427,441	$4,625,772

Liabilities and Stockholders’ Equity
Accounts payable	$95,756	$136,739
Accrued salaries, wages and benefits	70,978	72,260
Other accrued liabilities	244,063	227,467
Income tax payable	67,949	73,187
Current portion of long-term obligations	342	332

Total current liabilities	479,088	509,985
Deferred tax liabilities	174,072	173,759
Long term debt and capital lease obligations	1,334,297	1,335,806
Other non-current liabilities	111,795	120,470

Total long-term obligations and deferred tax liabilities	1,620,164	1,630,035

Commitments and contingencies (Note 12)
Minority interest in subsidiary	6,711	5,867

Stockholders’ equity:
Preferred shares; $.01 par value; 2,000 shares authorized	—	—
Common stock; $.01 par value; 1,300,000 shares authorized; 371,772 and 368,446 shares outstanding	3,718	3,684
Additional paid-in capital	2,935,711	2,905,638
Deferred stock compensation	(76,493)	(124,091)
Accumulated deficit	(553,847)	(319,803)
Accumulated other comprehensive income	12,389	14,457

Total stockholders’ equity	2,321,478	2,479,885

Total liabilities and stockholders’ equity	$4,427,441	$4,625,772

See notes to unaudited consolidated financial statements.

LSI LOGIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands, except per share amounts)	2002	2001	2002	2001

Revenues	$437,768	$465,219	$850,277	$982,418

Costs and expenses:
Cost of revenues	269,632	284,759	535,541	595,904
Additional excess inventory charges	4,772	108,026	45,526	108,026
Research and development	112,833	127,412	227,176	246,179
Selling, general and administrative	57,366	77,480	115,546	156,451
Acquired in-process research and development	—	77,500	—	77,500
Restructuring of operations and other non- recurring items, net	(6,405)	59,839	58,655	59,839
Amortization of non-cash deferred stock compensation (*)	23,849	27,840	50,770	49,107
Amortization of intangibles	19,147	43,469	38,304	70,558

Total costs and expenses	481,194	806,325	1,071,518	1,363,564

Loss from operations	(43,426)	(341,106)	(221,241)	(381,146)
Interest expense	(15,486)	(9,864)	(31,320)	(19,804)
Interest income and other, net	2,621	3,742	6,267	18,023

Loss before income taxes	(56,291)	(347,228)	(246,294)	(382,927)
Provision/(benefit) for income taxes	6,000	(34,747)	(12,250)	(39,198)

Net loss	$(62,291)	$(312,481)	$(234,044)	$(343,729)

Loss per share:
Basic	$(0.17)	$(0.91)	$(0.63)	$(1.03)

Dilutive	$(0.17)	$(0.91)	$(0.63)	$(1.03)

Shares used in computing per share amounts:
Basic	369,672	344,873	368,769	332,728

Dilutive	369,672	344,873	368,769	332,728

(*)	Amortization of non-cash deferred stock compensation, if not shown separately, would have been included in cost of revenues, research and development and selling, general and administrative expenses as shown below:

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Cost of revenues	$444	$685	$994	$848
Research and development	18,580	19,625	38,899	36,707
Selling, general and administrative	4,825	7,530	10,877	11,552

See notes to unaudited consolidated financial statements.

LSI LOGIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

(In thousands)	2002	2001

Operating activities:
Net loss	$(234,044)	$(343,729)
Adjustments:
Depreciation and amortization	175,928	243,614
Amortization of non-cash deferred stock compensation	50,770	49,107
Acquired in-process research and development	—	77,500
Non-cash restructuring and non-recurring items, net	49,598	54,215
Changes in working capital components, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	(49,577)	237,013
Inventories, net	61,115	(54,763)
Prepaid expenses and other assets	(9,960)	(48,477)
Accounts payable	(41,398)	(91,166)
Accrued and other liabilities	(12,366)	(19,349)

Net cash (used in)/ provided by operating activities	(9,934)	103,965

Investing activities:
Purchase of debt and equity securities available-for-sale	(947,636)	(934,197)
Maturities and sales of debt and equity securities available-for-sale	627,823	949,613
Purchases of property and equipment, net of retirements	(12,148)	(125,635)
Increase in non-current assets and deposits	236	—
Acquisition of companies, net of cash acquired	—	43,979

Net cash used in investing activities	(331,725)	(66,240)

Financing activities:
Repayment of debt obligations	(191)	(869)
Issuance of common stock, net	26,589	44,367

Net cash provided by financing activities	26,398	43,498

Effect of exchange rate changes on cash and cash equivalents	4,065	791

(Decrease)/ increase in cash and cash equivalents	(311,196)	82,014

Cash and cash equivalents at beginning of period	757,138	235,895

Cash and cash equivalents at end of period	$445,942	$317,909

The Company paid $28 million and $18 million in interest for the six months ended June 30, 2002 and 2001, respectively.

See notes to unaudited consolidated financial statements.

LSI LOGIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

     In the opinion of LSI Logic Corporation (the “Company” or “LSI”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments, additional excess inventory and other related charges, and restructuring and other non-recurring items, net as discussed in Note 3), necessary to present fairly the financial information included herein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

     For financial reporting purposes, the Company reports on a 13 or 14 week quarter with a year ending December 31. For presentation purposes, the consolidated financial statements refer to the quarter’s calendar month end for convenience. The results of operations for the quarter ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 — GOODWILL AND INTANGIBLE ASSETS

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

     Upon adoption, the Company completed the transitional goodwill impairment assessment required by SFAS No. 142 and concluded that goodwill was not impaired as of January 1, 2002. For the purpose of measuring the impairment, goodwill was assigned to reporting units as defined by SFAS No. 142. The reporting units identified by the Company are Semiconductor and Storage Systems.

     Goodwill and intangible assets by reportable segment are comprised of the following (in thousands):

	June 30, 2002		December 31, 2001

	Gross	Accumulated	Gross	Accumulated
	Carrying Amount	Amortization	Carrying Amount	Amortization

Unamortized intangible assets:
Semiconductor	$892,057	$—	$899,180	$—
Storage Systems	53,000	—	53,000	—

Total goodwill (a)	945,057	—	952,180	—
Amortized intangible assets:
Semiconductor:
Current technology	374,513	(131,505)	374,513	(100,538)
Trademarks	37,347	(10,693)	37,347	(7,797)

Subtotal	411,860	(142,198)	411,860	(108,335)
Storage Systems:
Current technology	56,490	(24,622)	56,490	(20,817)
Trademarks	3,500	(1,716)	3,500	(1,498)
Customer base	5,010	(1,266)	5,010	(848)

Subtotal	65,000	(27,604)	65,000	(23,163)

Total	$1,421,917	$(169,802)	$1,429,040	$(131,498)

(a)	Goodwill is net of accumulated amortization immediately prior to the adoption of SFAS No. 142.

     Amortization expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Goodwill	$—	$30,887	$—	$47,595
Current technology	17,381	11,353	34,772	20,982
Trademarks	1,557	1,020	3,114	1,563
Customer base	209	209	418	418

Total	$19,147	$43,469	$38,304	$70,558

     The amounts allocated to current technology, trademarks and customer base are being amortized over their estimated weighted average useful lives of six years.

     The estimated future amortization expense of intangible assets as of June 30, 2002 is as follows (in millions):

Fiscal year:	Amount:

2002 (remaining six months)	$39
2003	77
2004	77
2005	70
2006	40
2007 and later	4

$307

     Pro forma net loss and pro forma net loss per share excluding amortization expense for goodwill is as follows:

(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net loss, as reported	$(62,291)	$(312,481)	$(234,044)	$(343,729)
Add back goodwill amortization	—	30,887	—	47,595

Pro forma net loss	(62,291)	(281,594)	(234,044)	(296,134)

Basic loss per share, as reported	(0.17)	(0.91)	(0.63)	(1.03)
Add back goodwill amortization	—	0.09	—	0.14

Basic pro forma loss per share	(0.17)	(0.82)	(0.63)	(0.89)

Diluted loss per share, as reported	(0.17)	(0.91)	(0.63)	(1.03)
Add back goodwill amortization	—	0.09	—	0.14

Diluted pro forma loss per share	$(0.17)	$(0.82)	$(0.63)	$(0.89)

NOTE 3 — RESTRUCTURING AND OTHER NON-RECURRING ITEMS

     The Company recorded a gain of approximately $6 million and a charge of approximately $59 million in restructuring and other non-recurring items for the three and six months ended June 30, 2002, respectively. The details of the restructuring and non-recurring items are discussed further below. The Company recorded restructuring and non-recurring charges of approximately $60 million for the second quarter and first half of 2001. For a discussion of the 2001 restructuring actions, please refer to the Company’s Annual Report on Form 10-K.

Restructuring:

     In the first quarter of 2002, the Company announced a series of actions to reduce costs and streamline operations. These actions included a worldwide reduction in workforce, downsizing the Company’s manufacturing operations in Tsukuba, Japan and the decision to exit the CDMA handset standard product line. During the three months ended March 31, 2002, the Company recorded a restructuring charge for severance for approximately 1,400 employees worldwide, fixed asset write-downs due to impairment in the U.S. and Japan that will be disposed of by sale, and exit costs primarily associated with cancelled contracts and operating leases. In the second quarter of 2002, the Company completed the sale of the CDMA handset product line to a third party, recognizing a net gain of approximately $6 million.

     On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. The adoption did not have a significant effect on the Company’s financial position and results of operations.

     Assets held for sale of $98 million and $89 million were included as a component of prepaid expenses and other current assets as of June 30, 2002 and December 31, 2001, respectively. The fair value of assets determined to be impaired was the result of independent appraisals and the use of management estimates. Given that current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that the Company will realize its current net book value for the assets. The Company will reassess the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary.

     The following table sets forth the Company’s restructuring reserves as of June 30, 2002:

	Balance at	Restructuring			Balance at
(In thousands)	December 31, 2001	Expense Q1 2002	Utilized Q1 2002	Utilized Q2 2002	June 30, 2002

Write-down of excess assets(a)	$3,762	$25,933	$(27,623)	$(765)	$1,307
Lease terminations and maintenance contracts(c)	10,695	12,871	(1,623)	(1,066)	20,877
Facility closure and other exit costs(c)	14,153	415	(3,142)	(2,723)	8,703
Payments to employees for severance(b)	724	27,490	(10,352)	(9,932)	7,930

Total	$29,334	$66,709	$(42,740)	$(14,486)	$38,817

(a)	Amounts utilized in 2002 reflect a non-cash write-down of fixed assets in the U.S. and Japan due to impairment of $25.3 million and cash payments for machinery and equipment decommissioning costs of $3.1 million. The fixed asset write-downs were accounted for as a reduction of the assets and did not result in a liability. The $1.3 million balance as of June 30, 2002 relates to machinery and equipment decommissioning costs in the U.S.

(b)	Amounts utilized represent cash payments related to the severance of approximately 750 and 400 employees during the three months ended March 31, 2002 and June 30, 2002, respectively. The $7.9 million balance as of June 30, 2002 will be paid during 2002.

(c)	Amounts utilized represent cash payments.

Other non-recurring items:

     The Company recorded a net gain of approximately $2 million in other non-recurring items during the first quarter of 2002 which consisted of a nonrefundable deposit paid to the Company in the first quarter of 2002 related to the termination of the agreement to sell the Colorado Springs fabrication facility during 2001, offset in part by operating expenses for the CDMA handset product line held for sale.

NOTE 4 — LICENSE AGREEMENT

     In the second quarter of 1999, the Company and Silterra Malaysia Sdn. Bhd. (formerly known as Wafer Technology (Malaysia) Sdn. Bhd.) (“Silterra”) entered into a technology transfer agreement under which the Company granted licenses to Silterra with respect to certain of the Company’s wafer fabrication technologies and provides associated manufacturing training and related services. In exchange, the Company will receive cash consideration of $75 million and equity consideration over three years for which transfers and obligations of the Company are scheduled to occur. The equity consideration was valued at zero at June 30, 2002. The Company transferred technology to Silterra valued at $2 million and $6 million for the three months ended June 30, 2002 and 2001, respectively and $6 million and $12 million for the six months ended June 30, 2002 and 2001, respectively. The amount was recorded as an offset to the Company’s R&D expenses.

NOTE 5 — INVESTMENTS

(In thousands)	June 30,	December 31,
	2002	2001

Cash and cash equivalents
Overnight deposits	$73,969	$295,439
Commercial paper	68,833	151,793
Corporate and municipal debt securities	45,878	9,957

Total held-to-maturity	188,680	457,189
Cash	257,262	299,949

Total cash and cash equivalents	$445,942	$757,138

Available-for-sale
Corporate and municipal debt securities	$295,052	$191,405
Commercial paper	17,409	19,851
Auction rate preferred stock	9,713	29,887
U.S. government and agency securities	137,150	15,026
Asset and mortgage backed securities	103,282	—

Total short-term investments	$562,606	$256,169

Investment in available-for-sale securities	$60,611	$78,433

Total other long-term assets	$60,611	$78,433

Total available-for-sale	$623,217	$334,602

     Unrealized holding gains and losses for held-to-maturity and available-for-sale debt securities were not significant and accordingly the amortized cost approximated fair market value at June 30, 2002 and December 31, 2001. Realized gains and losses for held-to-maturity and available-for-sale debt securities were not significant for the three and six months ended June 30, 2002 and 2001.

     An unrealized gain of $6 million, net of the related tax effect of $3 million, and $22 million, net of the related tax effect of $12 million, related to marketable equity securities was included in accumulated other comprehensive income as of June 30, 2002 and December 31, 2001, respectively.

NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS

Foreign currency risk

     The Company has foreign subsidiaries that operate and sell the Company’s products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates and interest rates. The Company utilizes various hedge instruments, primarily forward contracts, interest rate swap and currency option contracts, to manage its exposure associated with firm intercompany and third-party transactions and net asset and liability positions denominated in non-functional currencies. The Company does not hold derivative financial instruments for speculative or trading purposes.

     Forward contracts are used to hedge certain cash flows denominated in non-functional currencies. Changes in the fair value of forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in other income and expense. As of June 30, 2002 and December 31, 2001, there was one contract outstanding at each date. The contracts were each set to expire within one month and were designated as foreign currency fair-value hedges in accordance with SFAS No. 133. For the three and six months ended June 30, 2002 and 2001, the change in time value of the forward contracts was not significant. The Company did not record any gains or losses due to hedge ineffectiveness for the three and six months ended June 30, 2002 and 2001.

     The Company also enters into purchased currency option contracts that are designated as foreign currency cash-flow hedges of third-party yen revenue exposures. Changes in the fair value of currency option contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in other income and expense. As of June 30, 2002, the Company held purchased currency option contracts that were designated as foreign currency cash-flow hedges of third-party yen revenue exposures. The contracts expire over a six month period. There were no option contracts outstanding as of December 31, 2001. For the three and six months ended June 30, 2002 and 2001, the change in option time value was not significant. There were no unrealized gains or losses included in accumulated other comprehensive income as of June 30, 2002 or December 31, 2001. The Company did not record any gains or losses due to hedge ineffectiveness for the three and six months ended June 30, 2002 and 2001.

     Forward exchange contracts and options are also used to hedge certain foreign currency denominated assets or liabilities. These derivatives do not qualify for SFAS No. 133 hedge accounting treatment. Accordingly, changes in the fair value of these hedges are recorded immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged. The related gains and losses included in other income and expense were not significant.

Interest rate risk

     In June 2002, the Company entered into interest rate swap transactions (“the swaps”) with various investment banks. The swaps effectively convert fixed interest payments on the notional amount of $1.085 billion Convertible Subordinated Notes to LIBOR based floating rates. The swaps were entered into in order to hedge the fixed rate interest expense on the Company’s 4% and 4.25% Convertible Subordinated Notes (“the Notes”). Under the terms of the swaps, the Company must provide collateral to match any mark-to-market exposure on the swaps. The collateral of approximately $10.9 million was included in non-current assets as of June 30, 2002. The swaps qualify to be accounted for as a fair value hedge under the provisions of SFAS No. 133 with changes in the fair value of the interest rate risk being offset by changes in the fair value of the swaps through income. The changes in fair value of the interest rate risk and the swaps were not significant for the three months ended June 30, 2002.

NOTE 7 — BALANCE SHEET DETAIL

	June 30,	December 31,
(In thousands)	2002	2001

Inventories:
Raw materials	$16,022	$31,797
Work-in-process	56,678	88,354
Finished goods	125,128	136,478

	$197,828	$256,629

Other accrued liabilities:
Accrued expenses	$156,824	$158,673
Sales tax payable	15,225	7,044
Interest payable	15,463	14,890
Restructuring reserves	38,817	29,334
Deferred tax liability	17,734	17,526

	$244,063	$227,467

NOTE 8 — RECONCILIATION OF BASIC AND DILUTED LOSS PER SHARE

     A reconciliation of the numerators and denominators of the basic and diluted loss per share computations are as follows:

	Three Months Ended June 30,

	2002			2001

			Per-Share			Per-Share
(In thousands except per share amounts)	Loss*	Shares+	Amount	Loss*	Shares+	Amount

Basic EPS:
Net loss available to common stockholders	$(62,291)	369,672	$(0.17)	$(312,481)	344,873	$(0.91)

Effect of dilutive securities:	—	—	—	—	—	—
Diluted EPS:
Net loss available to common stockholders	$(62,291)	369,672	$(0.17)	$(312,481)	344,873	$(0.91)

	Six Months Ended June 30,

	2002			2001

			Per-Share			Per-Share
(In thousands except per share amounts)	Loss*	Shares+	Amount	Loss*	Shares+	Amount

Basic EPS:
Net loss available to common stockholders	$(234,044)	368,769	$(0.63)	$(343,729)	332,728	$(1.03)

Effect of dilutive securities:	—	—	—	—	—	—
Diluted EPS:
Net loss available to common stockholders	$(234,044)	368,769	$(0.63)	$(343,729)	332,728	$(1.03)

*	Numerator

+	Denominator

     Options to purchase approximately 74,740,226 shares and 71,395,129 shares were outstanding at June 30, 2002 and 2001, respectively, and were excluded from the computation of diluted shares because of their antidilutive effect on loss per share for the three and six months then ended. The exercise price of these options ranged from $0.01 to $72.25 at June 30, 2002 and 2001.

     For the three and six months ended June 30, 2002, common equivalent shares of 47,720,853 associated with the 2001, 2000 and 1999 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on loss per share. For the three and six months ended June 30, 2001, common equivalent shares of 29,117,261 associated with the 2000 and 1999 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on loss per share.

NOTE 9 — COMPREHENSIVE LOSS

     Comprehensive loss is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive loss, net of taxes for the current reporting period and comparable period in the prior year is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2002	2001	2002	2001

Net loss	$(62,291)	$(312,481)	$(234,044)	$(343,729)
Change in unrealized gain on derivative instruments designated as and qualifying as cash-flow hedges	(2,608)	726	—	4,926
Change in unrealized gain on available for sale securities, net of tax	(10,074)	14,362	(16,267)	(6,801)
Change in foreign currency translation adjustments	23,758	(3,396)	14,199	(23,531)

Comprehensive loss	$(51,215)	$(300,789)	$(236,112)	$(369,135)

NOTE 10 — SEGMENT REPORTING

     The Company operates in two reportable segments: the Semiconductor segment and the Storage Systems segment. In the Semiconductor segment, the Company uses advanced process technology and comprehensive design methodologies to design, develop, manufacture and market highly complex integrated circuits. These system-on-a-chip solutions include both application specific integrated circuits, commonly referred to as ASICs, application specific standard products in silicon, or ASSPs, as well as Redundant Array of Independent Disks (“RAID”) host bus adapters and related products and services. In the Storage Systems segment, the Company designs, manufactures, markets and supports high-performance, highly scaleable open storage area network systems, storage solutions and a complete line of RAID systems, subsystems and related software.

     The following is a summary of operations by segment for the three and six months ended June 30, 2002 and 2001:

	Three months ended June 30,		Six months ended June 30,

(In thousands)	2002	2001	2002	2001

Revenues:
Semiconductor	$354,761	$413,870	$707,351	$868,859
Storage Systems	83,007	51,349	142,926	113,559

Total	$437,768	$465,219	$850,277	$982,418

(Loss)/income from operations:
Semiconductor	$(51,879)	$(319,984)	$(228,592)	$(351,140)
Storage Systems	8,453	(21,122)	7,351	(30,006)

Total	$(43,426)	$(341,106)	$(221,241)	$(381,146)

     Intersegment revenues for the periods presented above were not significant. Restructuring of operations and other non-recurring items primarily impacted the Semiconductor segment.

     One customer represented 15% and 19% of the Company’s total consolidated revenues for the three months ended June 30, 2002 and 2001, respectively. In the Semiconductor segment, one customer represented 19% and 21% of total Semiconductor revenues for the three months ended June 30, 2002 and 2001, respectively. In the Storage Systems segment, there were three customers with revenues representing 32%, 22% and 18% of total Storage Systems revenues for the three months ended June 30, 2002. For the three months ended June 30, 2001, there were three customers with revenues representing 21%, 17% and 14% and two customers with revenues representing 11% each of total Storage Systems revenues.

     One customer represented 15% and 17% of the Company’s total consolidated revenues for the six months ended June 30, 2002 and 2001, respectively. In the Semiconductor segment, one customer represented 18% and 20% of total Semiconductor revenues for the six months ended June 30, 2002 and 2001, respectively. In the Storage Systems segment, there were three customers with revenues representing 33%, 18% and 17% of total Storage Systems revenues for the six months ended June 30, 2002, respectively. For the six months ended June 30, 2001, there were four customers with revenues representing 20%, 19%, 16% and 12% of total Storage Systems revenues.

     The following is a summary of total assets by segment as of June 30, 2002 and December 31, 2001:

	June 30,	December 31,
(In thousands)	2002	2001

Total assets:
Semiconductor	$4,087,915	$4,301,326
Storage Systems	339,526	324,446

Total	$4,427,441	$4,625,772

     Revenues from domestic operations were $227 million, representing 52% of consolidated revenues for the second quarter of 2002 compared to $256 million, representing 55% of consolidated revenues for the same period of 2001.

     Revenues from domestic operations were $441 million, representing 52% of consolidated revenues, for the first half of 2002 compared to $539 million, representing 55% of consolidated revenues, for the same period of 2001.

NOTE 11 — ACQUISITION OF C-CUBE

     On May 11, 2001, the Company completed the acquisition of C-Cube Microsystems, Inc. (“C-Cube”). The Company issued approximately 40.2 million shares of its common stock, 10.6 million options and 0.8 million warrants in exchange for the outstanding ordinary shares, options and warrants of C-Cube. The fair value of common shares issued was $18.73 per share. The total purchase price for the acquisition of C-Cube was $893.7 million. For a discussion of the acquisition of C-Cube, please refer to our Annual Report on Form 10-K.

     The following pro forma summary is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had the Company and C-Cube been a consolidated entity during the periods presented. The summary combines the results of operations as if C-Cube had been acquired as of January 1, 2001.

     The summary includes the impact of certain adjustments such as amortization of intangibles and non-cash deferred stock compensation. Additionally, the in-process research and development charge of $77.5 million has been excluded from the periods presented as it arose from the acquisition of C-Cube. The restructuring and other non-recurring charges were included in the pro forma calculation as the charges did not relate to the acquisition of C-Cube.

	Six Months ended June, 30,
(Unaudited, in thousands,
except per share amounts)	2002	2001

Revenues	$850,277	$1,000,275
Net loss	$(234,044)	$(324,665)
Basic EPS	$(0.63)	$(0.90)
Diluted EPS	$(0.63)	$(0.90)

NOTE 12 — COMMITMENTS AND CONTINGENCIES

     The Company uses operating leases to finance certain equipment used in its wafer fabrication facilities. As of June 30, 2002 the Company had two operating leases, commonly referred to as synthetic leases. A synthetic lease represents a form of off-balance sheet financing under which an unrelated third party funds up to 100% of the costs of acquisition and installation of the property.

     In March 2000, the Company entered into a master lease and security agreement with ABN AMRO Bank and two other banks acting as the Lessor and several other banks acting as Participants for up to $250 million for certain wafer fabrication equipment. Each lease supplement pursuant to the transaction will have a lease term of three years with two consecutive one-year renewal options. The Company may, at the end of any lease term, return, or purchase at a stated amount, all the equipment. As of June 30, 2002, the Company had fully drawn against the agreement.

     In April 2001, the Company entered into a master lease and security agreement with a group of banks for up to $230 million for certain wafer fabrication equipment. The Lessor under this lease is an unrelated trust administered and managed by Wells Fargo Bank Northwest. Each lease supplement pursuant to the transaction will have a lease term of five years with two consecutive one-year renewal options. The Company may, at the end of any lease term, return, or purchase at a stated amount, all the equipment. The agreement was amended in the fourth quarter of 2001 to reduce the total availability. As of June 30, 2002, the Company had fully drawn under this agreement with an outstanding balance of $161 million.

     In the third quarter of 2001, the Company amended the master lease and security agreements entered into in March 2000 and April 2001 as described above. As of June 30, 2002, there was $287 million outstanding under these two leases. Pursuant to the amendments, the Company now participates in each of these leases as a debt holder, replacing some of the existing banks. As of June 30, 2002, the Company’s debt contribution of $232 million and cash collateral of $55 million were recorded as non-current assets. The lessors have access to the cash collateral only in the event of a default by the Company. The Company is required to maintain a minimum balance in cash, cash equivalents and short-term investments of $350 million. The Company was in compliance with this requirement as of June 30, 2002.

     No officer or employee of the Company has any financial interest with regards to these leasing arrangements or with the trust used in the April 2001 lease. The minimum lease payments under the two lease agreements, excluding option periods, are $3.1 million for the year 2003, and $1.0 million each in 2004 and 2005. These payments reflect the amendments and as such, exclude any payments on the Company’s debt participation.

NOTE 13 — LEGAL MATTERS

     Reference is made to the Company’s most recent Form 10-K with respect to Item 3, Legal Proceedings and the matter pertaining to the Company’s Canadian subsidiary (“LSI Canada”). During July 2002, the Company (including LSI Canada) entered into a negotiated settlement (“Settlement”) with those parties who represent a substantial majority of the dissenting shares. As a result and in accordance with the provisions of the Settlement, the Court has been asked by the parties to the Settlement to find and so order that payment by LSI Canada of the proposed all-inclusive settlement proceeds will fully satisfy the obligation of LSI Canada to pay fair value for the dissenting shares, that the parties to the Settlement may bind all other dissenting shares to such result and to order certain other actions be taken that will cause a full and final resolution including all claims that are or may be associated with the matter. The Company does not expect the resolution of this matter to have a material adverse effect on the Company.

NOTE 14 — ASSET PURCHASE AGREEMENT

     In June 2002, the Company entered into an asset purchase agreement to purchase certain tangible and intangible assets of the Mylex business unit from International Business Machines Corporation. The transaction is expected to enhance product offerings in the expanding entry-level storage systems space within the Storage Systems segment and the PCI-RAID offerings in the Semiconductor segment. The transaction is expected to close in the third quarter of 2002 pending regulatory reviews and other closing conditions.

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

     Statements in this discussion and analysis include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. These statements involve known and unknown risks and uncertainties. Our actual results in future periods may be significantly different from any future performance suggested in this report. Risks and uncertainties that may affect our results may include, among others:

•	Cyclical nature of the Semiconductor industry and the markets addressed by our products;

•	Availability and extent of utilization of manufacturing capacity;

•	Disruptions in general economic activity due to worsening global business conditions or caused by the effects of terrorist activities and armed conflict;

•	Price erosion;

•	Competitive factors;

•	Timing and success of new product introductions;

•	Changes in product mix;

•	Fluctuations in manufacturing yields;

•	Product obsolescence;

•	Business and product market cycles;

•	Economic and technological risks associated with our acquisitions, investments and alliance activities; and

•	The ability to develop and implement new technologies.

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

     Where more than one significant factor contributed to changes in results from year to year, we have quantified such factors throughout the Management’s Discussion & Analysis where practicable.

     While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information, we recommend that you read this discussion and analysis in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

     Our results of operations for the three and six months ended June 30, 2002 are as follows:

     Revenues:

	Three months ended			Six months ended

(in millions)	June 30, 2002	March 31, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Semiconductor segment	$354.8	$352.6	$413.9	$707.4	$868.8
Storage Systems segment	83.0	59.9	51.3	142.9	113.6

Consolidated	$437.8	$412.5	$465.2	$850.3	$982.4

     Second Quarter of 2002 compared to the First Quarter of 2002

     Total consolidated revenues for the second quarter of 2002 increased $25.3 million or 6% from the first quarter of 2002. Revenues for the Semiconductor segment increased $2.2 million or 1% for the second quarter of 2002 as compared to the first quarter of 2002. The increase for the Semiconductor segment was primarily attributable to growth in the demand for products used in ASIC and broadband entertainment applications, offset in part by declines in demand for products used in networking and storage infrastructure applications. Generally, revenues for products used in broadband entertainment applications are seasonally lower in the first quarter of our fiscal year as compared to other quarters. Revenues for the Storage Systems segment increased $23.1 million or 39% from the first quarter of 2002. The increase is primarily due to increased sales of products to a new master distributor and sales to original equipment manufacturers.

     Second Quarter and first half of 2002 compared to the same periods of 2001

     Total consolidated revenues for the second quarter of 2002 decreased $27.4 million or 6% compared to the second quarter of 2001. Revenues for the Semiconductor segment decreased $59.1 million or 14% for the second quarter of 2002 as compared to the same period of the previous year. Total consolidated revenues for the first half of 2002 decreased $132.1 million or 13% from the same period of 2001 while Semiconductor revenues decreased $161.4 million or 19% for the first half of 2002 compared to the same period of the previous year. The decrease for the 2002 periods was primarily attributable to decreased sales of products used in ASIC entertainment, broadband access, networking and storage infrastructure applications. This decline in demand was offset in part by revenues from products used in broadband entertainment applications, which became a part of the Semiconductor segment with the acquisition of C-Cube in the second quarter of 2001, and revenues from RAID products, which became a part of the Semiconductor segment with the acquisition of the RAID business of AMI in the third quarter of 2001.

     Revenues for the Storage Systems segment increased $31.7 million or 62% for the second quarter of 2002 from the same period of 2001. Revenues for this segment increased $29.3 million or 26% for the first half of 2002 from the same period of 2001. The increases for the three and six months ended June 30, 2002 as compared to the same periods of 2001 are due to overall increased demand for products in the Storage Systems segment and sales to a new master distributor.

     There were no significant intersegment revenues during the periods presented.

     One customer represented 15% and 19% of our total consolidated revenues for the three months ended June 30, 2002 and 2001, respectively. In the Semiconductor segment, one customer represented 19% and 21% of total Semiconductor revenues for the three months ended June 30, 2002 and 2001, respectively. In the Storage Systems segment, there were three customers with revenues representing 32%, 22% and 18% of total Storage Systems revenues for the three months ended June 30, 2002. For the three months ended June 30, 2001, there were three customers with revenues representing 21%, 17% and 14% of total Storage Systems revenues.

     One customer represented 15% and 17% of our total consolidated revenues for the six months ended June 30, 2002 and 2001, respectively. In the Semiconductor segment, one customer represented 18% and 20% of total Semiconductor revenues for the six months ended June 30, 2002 and 2001, respectively. In the Storage Systems segment, there were three customers with revenues representing 33%, 18% and 17% of total Storage Systems revenues for the six months ended June 30, 2002. For the six months ended June 30, 2001, there were four customers with revenues representing 20%, 19%, 16% and 12% of total Storage Systems revenues.

     Revenues from domestic operations were $227 million, representing 52% of consolidated revenues for the second quarter of 2002 compared to $256 million, representing 55% of consolidated revenues for the same period of 2001. For the six months ended June 30, 2002, revenues from domestic operations were $441 million, representing 52% of consolidated revenues compared to $539 million, representing 55% of consolidated revenues for the same period of 2001.

     We expect total consolidated revenues to grow approximately 10% in the third quarter of 2002 as compared to the second quarter of 2002.

     Operating costs and expenses. Key elements of the consolidated statements of operations for the respective segments are as follows:

     Gross profit margin:

	Three months ended			Six months ended

(in millions)	June 30, 2002	March 31, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Semiconductor segment	$133.4	$83.4	$62.1	$216.8	$246.4
Percentage of revenues	38%	24%	15%	31%	28%
Storage Systems segment	$30.0	$22.4	$10.3	$52.4	$32.1
Percentage of revenues	36%	37%	20%	37%	28%

Consolidated	$163.4	$105.8	$72.4	$269.2	$278.5

Percentage of revenues	37%	26%	16%	32%	28%

     We have advanced wafer manufacturing operations in Oregon, which is our primary manufacturing site, and Japan. We also acquire wafers from foundries in other locations. This allows us to maintain our ability to provide products to customers with minimal disruption in the manufacturing process due to economic and geographic risks associated with each location.

     Second Quarter of 2002 compared to the First Quarter of 2002

     The consolidated gross profit margin percentage increased to 37% in the second quarter of 2002 from 26% in the first quarter of 2002. The gross profit margin percentage for the Semiconductor segment increased to 38% in the second quarter of 2002 from 24% in the first quarter of 2002, while the gross profit margin percentage for the Storage Systems segment declined slightly to 36% from 37% over the same period.

     The increase in consolidated gross profit margins for the second quarter of 2002 compared to the first quarter of 2002 are a result of the following factors:

     •  Higher revenues accompanied by lower manufacturing variances and period costs in the second quarter of 2002;

     •  Lower compensation expenses reflecting lower average headcount, which is primarily a result of the restructuring actions taken in the second and third quarters of 2001 and the first quarter of 2002;

     •  Lower additional excess inventory and related charges in the second quarter as compared to the first quarter of 2002. Additional excess inventory and related charges were $4.8 million for the three months ended June 30, 2002 as compared to $40.8 million for the three months ended March 31, 2002. These charges impacted the Semiconductor segment and were primarily associated with underutilization charges related to a partial idling of our fabrication facilities due to decreased demand. The decline in the charge in the second quarter compared to the first quarter of 2002 reflects improving capacity utilization in our manufacturing facilities in May and June of 2002. Overall factory capacity was reduced as part of the restructuring actions taken in 2001 and early 2002, which has contributed in part to the improvement in capacity utilization in the second quarter of 2002 along with increased demand. We do not expect to incur this charge in the second half of 2002; and

      •  The gross profit margin percentage for the Storage Systems segment declined slightly as a result of increased inventory reserves.

     The above favorable factors were offset slightly by a shift in product mix in the second quarter of 2002.

     Second Quarter and First Half of 2002 compared to the same periods of 2001

     The consolidated gross profit margin percentage increased to 37% in the second quarter of 2002 from 16% in the same period of 2001. The gross profit margin percentage for the Semiconductor segment increased to 38% from 15% over the same period, while the margin percentage for the Storage Systems segment increased to 36% in the current quarter from 20% in the same period of 2001.

     The consolidated gross profit margin percentage increased to 32% in the first half of 2002 from 28% in the same period of 2001. The gross profit margin percentage for the Semiconductor segment increased to 31% from 28% in the same period of 2001, while the margin percentage for the Storage Systems segment increased to 37% in the first half of 2002 from 28% in the same period of 2001. The following factors were primarily responsible for these changes in gross profit margins over the above noted periods:

     •  Lower manufacturing variances and period costs in the current period; and

     •  Lower additional excess inventory and related charges of $4.8 million and $45.5 million for the three and six months ended June 30, 2002, respectively, as compared to $108.0 million for the same periods in 2001. The charges in 2002 impacted the Semiconductor segment and were primarily associated with underutilization charges associated with a partial idling of our fabrication facilities due to decreased demand. The charges of $108.0 million for the quarter ended June 30, 2001, including a charge of $6.0 million for the Storage Systems segment, were due to:

     •  A sudden and significant decrease in forecasted revenue and was calculated in accordance with our policy, which is primarily based on inventory levels in excess of 12-month demand for each specific product and use of management judgment; and

     •  Impairment charges recorded in costs of sales associated with the closure of the Colorado Springs facility.

     The above favorable factors were partially offset by a decrease in Semiconductor revenues in the current period as compared to 2001.

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

     Changes in the relative strength of the yen may have a greater impact on our gross profit margin than other foreign exchange fluctuations due to yen-denominated revenues and expenses and our wafer fabrication operations in Japan. Although the yen weakened relative to the U.S. dollar (the average yen exchange rate for the second quarter of 2002 depreciated 2% from the same period of 2001), the effect on gross profit margin and net income was not significant because yen-denominated sales were offset partially by yen-denominated costs during the period. Moreover, we hedged a portion of our remaining yen exposure. (See Note 6 of the Notes.) Future changes in the relative strength of the yen or mix of foreign currency denominated revenues and costs could have a significant effect on our gross profit margin or operating results.

     Research and development:

	Three months ended			Six months ended

(in millions)	June 30, 2002	March 31, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Semiconductor segment	$105.5	$106.4	$120.0	$211.9	$230.6
Percentage of revenues	30%	30%	29%	30%	27%
Storage Systems segment	$7.3	$7.9	$7.4	$15.3	$15.6
Percentage of revenues	9%	13%	14%	11%	14%

Consolidated	$112.8	$114.3	$127.4	$227.2	$246.2

Percentage of revenues	26%	28%	27%	27%	25%

     Second Quarter of 2002 compared to the First Quarter of 2002

     Research and development (“R&D”) expenses decreased $1.5 million or 1% during the second quarter of 2002 from the first quarter of 2002. The decrease reflects a full quarter of savings in R&D spending after the reduction in force in January 2002 undertaken as part of the restructuring actions. (See Note 3 of the Notes.) This decrease was partially offset by a lower benefit associated with the technology transfer agreement entered into with Silterra in Malaysia during 1999. (See Note 4 of the Notes.) We recorded a benefit of $2.0 million in the second quarter of 2002 as compared to $4.0 million in the first quarter of 2002 associated with the agreement with Silterra.

     As a percentage of revenues, R&D expenses decreased to 26% in the second quarter of 2002 from 28% in the first quarter of 2002 on a consolidated basis. For the Semiconductor segment, R&D as a percentage of revenues was flat in the first and second quarters of 2002 while for the Storage Systems segment, R&D expenses as a percentage of revenues decreased to 9% in the second quarter of 2002 from 13% in the prior quarter. The decrease in R&D expenses as a percentage of revenues for both segments is primarily a result of higher revenues and lower R&D expenses in the current quarter as compared to the first quarter due to the effects of R&D spending changes as discussed above.

     Second Quarter and First Half of 2002 compared to the same periods of 2001

     R&D expenses decreased $14.6 million or 11% during the second quarter of 2002 as compared to the same period of 2001 on a consolidated basis. R&D expenses for the Semiconductor segment decreased $14.5 million or 12% in the second quarter of 2002 from the same period of 2001. R&D expenses for the Storage Systems segment remained relatively flat with a decrease of $0.1 million or 1% over the second quarter of 2001. The decrease in R&D expenses for the Semiconductor segment for the three months ending June 30, 2002 as compared to the same period of the prior year was primarily attributable to the restructuring actions of 2001 and 2002. (See Note 3 of the Notes.) The decrease was offset in part by the following:

•	A lower benefit associated with the technology transfer agreement entered into with Silterra in Malaysia during 1999 (See Note 4 of the Notes.) A benefit of $2 million was recorded in the second quarter of 2002 as compared to $6 million in the same period of 2001.

•	Continued R&D expenses for the former C-Cube and AMI RAID businesses, which are part of the Semiconductor segment and are included in our consolidated financial statements from May 11, 2001 and August 31, 2001, respectively,

     As a percentage of revenues, R&D expenses decreased slightly in the second quarter of 2002 from the same period of 2001 on a consolidated basis. For the Semiconductor segment, R&D as a percentage of revenue increased to 30% in the second quarter of 2002 from 29% in the same period of 2001 primarily as a result of lower revenues and the effects of R&D spending changes as discussed above. R&D expenses as a percentage of revenues for the Storage Systems segment decreased to 9% in the second quarter of 2002 from 14% in the same quarter of 2001 as a result of a decrease in R&D expenses combined with an increase in revenues in the current period.

     R&D expenses decreased $19.0 million or 8% during the first six months of 2002 as compared to the same period of 2001 on a consolidated basis. During the same period, R&D expenses for the Semiconductor segment decreased $18.7 million or 8%. The decrease in R&D expenses for the Semiconductor segment for the six months ending June 30, 2002 as compared to the same period of the prior year was primarily attributable to the cost cutting measures implemented as part of the restructuring actions in 2001 and 2002. (See Note 3 of the Notes.) The decrease was offset in part by the following:

•	A benefit of $6 million was recorded during the six months ended June 30, 2002 as compared to $12 million recorded during the six months ended June 30, 2001. This benefit is associated with a technology transfer agreement entered into with Silterra in Malaysia during 1999 (See Note 4 of the Notes.)

•	Continued R&D expenses for the former C-Cube and AMI RAID businesses, which are part of the Semiconductor segment and are included in our consolidated financial statements from May 11, 2001 and August 31, 2001, respectively,

     R&D expenses for the Storage Systems segment decreased $0.3 million or 2% in the first half of 2002 from the same period of 2001. The decrease reflects lower compensation related expenses due to a decrease in average headcount in 2002 as compared to the same period of 2001. The decrease in headcount is primarily a result of the restructuring actions taken in the second and third quarters of 2001 and the first quarter of 2002.

     As a percentage of revenues, R&D expenses increased to 27% in the first half of 2002 from 25% in the same period of 2001 on a consolidated basis. R&D expenses as a percentage of revenues for the Semiconductor segment increased to 30% from 27% in the same period. The increase as a percentage of revenues is a result of lower revenues for the first half of 2002 compared to the same period of the prior year offset in part by R&D spending savings from cost cutting measures discussed above. R&D expenses as a percentage of revenues for the Storage Systems segment decreased to 11% in the first half of 2002 from 14% in the same period of 2001 as a result of a decrease in R&D expenses combined with an increase in revenues in the current period.

     Selling, general and administrative:

	Three months ended			Six months ended

(in millions)	June 30, 2002	March 31, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Semiconductor segment	$45.6	$46.8	$60.1	$92.3	$122.9
Percentage of revenue	13%	13%	15%	13%	14%
Storage Systems segment	$11.8	$11.4	$17.4	$23.2	$33.6
Percentage of revenue	14%	19%	34%	16%	30%

Consolidated	$57.4	$58.2	$77.5	$115.5	$156.5

Percentage of revenue	13%	14%	17%	14%	16%

     Second Quarter of 2002 compared to the First Quarter of 2002

     Selling, general and administrative (“SG&A”) expenses decreased $0.8 million or 1% during the second quarter of 2002 from the first quarter of 2002. The decrease reflects a full quarter of savings in SG&A expenses after the restructuring actions in January 2002.

     As a percentage of revenues, consolidated SG&A expenses decreased to 13% in the second quarter of 2002 from 14% in the first quarter of 2002. SG&A expenses, as a percentage of revenues for the Semiconductor segment were flat in the first and second quarters of 2002. SG&A expenses as a percentage of revenues for the Storage Systems segment decreased to 14% in the second quarter of 2002 from 19% in the first quarter as a result of higher revenues during the current period.

     Second Quarter and First Half of 2002 compared to the same periods of 2001

     Consolidated SG&A expenses decreased $20.1 million or 26% during the second quarter of 2002 as compared to the same period of 2001. SG&A expenses for the Semiconductor segment decreased $14.6 million or 24% in the second quarter of 2002 from the same period of 2001. SG&A expenses for the Storage Systems segment decreased $5.6 million or 32% in the second quarter of 2002 from the same period of 2001. Consolidated SG&A expenses decreased $41.0 million or 26% during the first half of 2002 as compared to the same period of 2001. SG&A expenses for the Semiconductor segment decreased $30.6 million or 25% in the first half of 2002 from the same period of 2001. SG&A expenses for the Storage Systems segment decreased $10.4 million or 31% in the first half of 2002 from the same period of 2001. The decrease on a consolidated basis and by segment for the above noted periods was primarily attributable to the various cost cutting measures implemented in 2001 and 2002 (See Note 3 of the Notes). This decrease was offset in part by continued SG&A expenses for the former C-Cube and the AMI RAID businesses, which are part of the Semiconductor segment and are included in our consolidated financial statements from May 11, 2001 and August 31, 2001, respectively.

     As a percentage of revenues, SG&A expenses decreased to 13% in the second quarter of 2002 from 17% in the same period of 2001 on a consolidated basis. SG&A expenses as a percentage of revenues for the Semiconductor segment decreased to 13% in the second quarter of 2002 from 15% in the same period of 2001. As a percentage of revenues, SG&A expenses decreased to 14% in the first half of 2002 from 16% in the same period of 2001 on a consolidated basis. SG&A expenses as a percentage of revenues for the Semiconductor segment decreased to 13% in the first half of 2002 from 14% in the same period of 2001. The decrease is a result of savings from SG&A cost cutting measures discussed above, offset in part by lower revenues for the second quarter and first half of 2002 as compared to the same periods of the prior year. SG&A expenses as a percentage of revenues for the Storage Systems segment decreased to 14% in the second quarter of 2002 from 34% in the same period of 2001. SG&A expenses as a percentage of revenues for the Storage Systems segment decreased to 16% in the first half of 2002 from 30% in the same period of 2001. The decrease for both periods presented is a result of savings from SG&A cost cutting measures discussed above and higher revenues for the second quarter and first half of 2002 as compared to the same periods of the prior year.

     Restructuring of operations and other non-recurring items: We recorded a gain of approximately $6 million and a charge of approximately $59 million in restructuring and other non-recurring items for the three and six months ended June 30, 2002, respectively. The details of the restructuring and non-recurring items are discussed further below. We recorded restructuring and non-recurring charges of approximately $60 million for the second quarter and first half of 2001. For a discussion of 2001 restructuring actions, please refer to our Annual Report on Form 10-K.

Restructuring:

     In the first quarter of 2002, we announced a series of actions to reduce costs and streamline operations. These actions included a worldwide reduction in workforce, downsizing our manufacturing operations in Tsukuba, Japan and the decision to exit the CDMA handset standard product line. During the second quarter of 2002, we completed the sale of the CDMA handset product line to a third party, recognizing a net gain of approximately $6 million. During the three months ended March 31, 2002, we recorded a restructuring charge for severance for approximately 1,400 employees worldwide, fixed asset write-downs due to impairment in the U.S. and Japan that will be disposed of by sale and exit costs primarily associated with cancelled contracts and operating leases.

     On January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. The adoption did not have a significant effect on our financial position and results of operations.

     Assets held for sale of $98 million and $89 million were included as a component of prepaid expenses and other current assets as of June 30, 2002 and December 31, 2001, respectively. The fair value of assets determined to be impaired was the result of independent appraisals and the use of management estimates. Given that current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that we will realize the current net book value for the assets. We will reassess the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary.

     The following table sets forth our restructuring reserves as of June 30, 2002:

	Balance at	Restructuring			Balance at
(In thousands)	December 31, 2001	Expense Q1 2002	Utilized Q1 2002	Utilized Q2 2002	June 30, 2002

Write-down of excess assets(a)	$3,762	$25,933	$(27,623)	$(765)	$1,307
Lease terminations and maintenance contracts(c)	10,695	12,871	(1,623)	(1,066)	20,877
Facility closure and other exit costs(c)	14,153	415	(3,142)	(2,723)	8,703
Payments to employees for severance(b)	724	27,490	(10,352)	(9,932)	7,930

Total	$29,334	$66,709	$(42,740)	$(14,486)	$38,817

(a)	Amounts utilized in 2002 reflect a non-cash write-down of fixed assets in the U.S. and Japan due to impairment of $25.3 million and cash payments for machinery and equipment decommissioning costs of $3.1 million. The fixed asset write-downs were accounted for as a reduction of the assets and did not result in a liability. The $1.3 million balance as of June 30, 2002 relates to machinery and equipment decommissioning costs in the U.S.

(b)	Amounts utilized represent cash payments related to the severance of approximately 750 and 400 employees during the three months ended March 31, 2002 and June 30, 2002, respectively. The $7.9 million balance as of June 30, 2002 will be paid during 2002.

(c)	Amounts utilized represent cash payments.

     As a result of the restructuring actions taken during 2002, we expect to reduce total costs and expenses by approximately $120 million during the year or $30 million per quarter.

Other non-recurring items:

     We recorded a net gain of approximately $2 million in other non-recurring items during the first quarter of 2002 which consisted of a nonrefundable deposit paid to us in the first quarter of 2002 related to the termination of the agreement to sell the Colorado Springs fabrication facility during 2001, offset in part by operating expenses incurred in the first quarter for the CDMA handset product line held for sale.

     Acquired in-process research and development: No charges were recorded for in-process research and development (“IPR&D”) in the first and second quarters of 2002. In the second quarter of 2001, in connection with the acquisition of C-Cube, we recorded a $77.5 million charge associated with IPR&D. The amount of IPR&D was determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed as of the acquisition date. For further discussion, please refer to our Annual Report on Form 10-K.

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

     Amortization of intangible assets was $19.1 million for each of the quarters in the first half of 2002. Amortization of goodwill and other intangibles was $43.5 million for the three months ended June 30, 2001. Amortization of intangible assets was $38.3 million for the first half of 2002 as compared to $70.6 million for the same period of 2001. The decrease is primarily attributable to the adoption of SFAS Nos. 141 and 142 as discussed above, offset by the additional goodwill and related amortization recorded in connection with the acquisitions of C-Cube and the RAID business of AMI in the second and third quarters of 2001, respectively. We had approximately $307.1 million of intangible assets, net of accumulated amortization that will continue to amortize as of June 30, 2002.

     Amortization of non-cash deferred stock compensation: Amortization of non-cash deferred stock compensation of $23.8 million and $50.8 million for the three and six months ended June 30, 2002, respectively, is a result of non-cash deferred stock compensation recorded in connection with the acquisitions of C-Cube and the RAID business during the second and third quarters of 2001, respectively, Syntax in the fourth quarter of 2000 and DataPath in the third quarter of 2000. The expense due to amortization of non-cash deferred stock compensation was $27.8 million and $49.1 million for the three and six months ended June 30, 2001, respectively.

     Interest expense: Interest expense was relatively flat at $15.5 million in the second quarter of 2002 as compared to $15.8 million in the first quarter of 2002. Interest expense increased $5.6 million to $15.5 million in the second quarter of 2002 from $9.9 million in the same period of 2001. Interest expense increased $11.5 million to $31.3 million in the first half of 2002 from $19.8 million in the same period of 2001. The increases in the second quarter and first half of 2002 as compared to the same periods of the previous year are primarily attributable to higher debt outstanding as of June 30, 2002 associated with the issuance of the 4% Convertible Subordinated Notes for $490 million (the “2001 Convertible Notes”) in October 2001.

     We entered into interest rate swap transactions (“the swaps”) with various investment banks in June 2002. The swaps effectively convert fixed interest payments on $1.085 billion Convertible Subordinated Notes to LIBOR based floating rates. The swaps are intended to better manage interest rate risk between our investment portfolio (See Note 5 of the Notes), which generates interest income at floating rates, and our debt, which bears a fixed interest payment. See our Annual Report on Form 10-K for a discussion of the Convertible Subordinated Notes. The swaps qualify for hedge accounting treatment under SFAS No. 133 (See Note 6 of the Notes). The swaps did not have a significant impact on our results of operations for the second quarter of 2002.

     Interest income and other, net: Interest income and other was $2.6 million in the second quarter of 2002 as compared to $3.6 million in the first quarter of 2002. Interest income increased to $6.4 million in the current quarter of 2002 from $5.5 million in the first quarter of 2002. The increase in interest income is mainly due to an increase in average cash balances in the current quarter as compared to the first quarter of 2002. Other expenses of approximately $3.8 million include option premium expense (See Note 6 of the Notes) and other miscellaneous expenses, which are individually insignificant.

     Interest income and other, net, decreased $1.1 million to $2.6 million in the second quarter of 2002 from $3.7 million in the second quarter of 2001. Interest income decreased to $6.4 million in the second quarter of 2002 from $12.7 million in the same period of 2001. Interest income and other, net, decreased $11.7 million to $6.3 million in the first half of 2002 from $18.0 million in the same period of 2001. Interest income decreased to $11.9 million in the first half of 2002 from $27.8 million in the same period of 2001. The decrease in interest income is attributable to lower average cash balances and lower interest rates during the second quarter and first half of 2002 as compared to the same periods of 2001.

     Provision for income taxes: During the three months ended June 30, 2002, we recorded an income tax expense of $6 million. The expense relates to income taxes for certain foreign subsidiaries. For the six months ended June 30, 2002, we recorded an income tax benefit of $12.3 million. The benefit is the result of changes in the U.S. tax laws, which were enacted in the first quarter of 2002, reduced by income taxes for certain foreign subsidiaries. The future benefit of certain operating losses is not currently being recognized. For the three and six months ended June 30, 2001, an income tax benefit was recorded in the amount of $34.7 million and $39.2 million, respectively. This benefit differs from the U.S. statutory rate primarily due to losses of our foreign subsidiaries, which are benefited at lower rates, and items related to acquisitions, which are not deductible for tax purposes.

Financial Condition and Liquidity

     Cash, cash equivalents and short-term investments remained relatively flat at $1.0 billion as of both June 30, 2002 and December 31, 2001.

     Working capital. Working capital increased by $24.2 million to $1.28 billion at June 30, 2002 from $1.26 billion as of December 31, 2001. Working capital in the first half of the current year was impacted by the following activities:

•	Accounts receivables increased by $53.0 million from $191.7 million at December 31, 2001 to $244.7 million at June 30, 2002. This increase is attributable to increased revenues in the second quarter of the current year as compared to the fourth quarter of 2001, accompanied by slower collections in the current quarter;

•	Accounts payable were lower by $41.0 million at June 30, 2002 as compared to December 31, 2001 due to lower purchases in the current quarter;

•	Lower accrued salaries, wages and benefits due to lower payroll costs as a result of the various restructuring actions taken in 2001 and January 2002; and

•	Lower income taxes payable due to the net income tax benefit recorded in the current year.

     The increase in working capital was offset, in part, by the following:

•	Inventories were lower by $58.8 million due to reduced purchases of raw materials, increased production through-put and increased sales in the current quarter as compared to the fourth quarter of 2001; and

•	Higher accrued and other liabilities by $16.6 million primarily due to changes in restructuring-related accruals.

     Cash and cash equivalents generated from operating activities. During the first half of 2002, we used $9.9 million of cash and cash equivalents from operating activities compared to $104.0 million generated in the same period in 2001. The decrease in cash and cash equivalents provided by operating activities was primarily attributable to lower net income (before depreciation and amortization; non-cash restructuring and non-recurring items, net; amortization of non-cash deferred stock compensation, IPR&D and gains on stock investments) for 2002 when compared to the first half of 2001.

     Cash and cash equivalents used in investing activities. Cash and cash equivalents used in investing activities was $331.7 million in the first half of 2002, compared to $66.2 million used in the same period in 2001. The primary investing activities during the current year as compared to the first half of 2001 were as follows:

•	Higher purchases of debt and equity securities available for sale, net of maturities and sales, as compared to the same period of 2001;

•	Lower purchases of property and equipment, net of retirements;

     Net capital additions were $12.1 million in the current year as compared to $125.6 million for the same period in 2001. We expect the level of capital expenditures to be less than $100 million in 2002.

     Cash and cash equivalents provided by financing activities. Cash and cash equivalents provided by financing activities during the six months ended June 30, 2002 was $26.4 million compared to $43.5 million in 2001. The decrease is primarily attributable to lower net cash proceeds from our employee stock option and purchase plans in 2002 as compared to 2001.

     In order to remain competitive, we must continue to make investments in new facilities and capital equipment. We may seek additional equity or debt financing from time to time. We believe that our existing liquid resources and funds generated from operations, combined with funds from such financing and our ability to borrow funds, will be adequate to meet our operating and capital requirements and obligations through the foreseeable future. However, we cannot be certain that additional financing will be available on favorable terms. Moreover, any future equity or convertible debt financing will decrease the percentage of equity ownership of existing stockholders and may result in dilution of our earnings per share, depending on the price at which the equity is sold or the debt is converted.

     We have Convertible Subordinated Notes of $345 million due in 2004, $500 million due in 2005, and $490 million due in 2006. All the Convertible Notes are convertible at the holder’s option, at any time after 60 days following issuance, into shares of our company’s common stock. The Notes are redeemable at our option, in whole or in part, on at least 30 days notice at any time on or after the call date, which is two years before the due date. Each holder of the Notes has the right to cause us to repurchase all of such holder’s convertible notes at 100% of their principle amount plus accrued interest upon the occurrence of any fundamental change, which includes a transaction or event such as an exchange offer, liquidation, tender offer, consolidation, merger or combination. Fluctuations in our stock price impact the prices of our outstanding convertible securities and the likelihood of the convertible securities being converted into cash or equity. If we are required to redeem any of the convertible securities for cash it may affect our liquidity position.

     As of June 30, 2002, we had operating leases financing certain wafer fabrication equipment (See Note 12 of the Notes).

     The following table summarizes our contractual obligations at June 30, 2002 and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

(in millions)	Payments due by period

Contractual Obligations	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years	Total

Convertible Subordinated Notes	$—	$845.0	$490.0	$—	$1,335.0
Operating lease obligations	34.2	58.1	29.5	—	121.8
Capital lease obligations	0.3	0.8	—	—	1.1

Total	$34.5	$903.9	$519.5	$—	$1,457.9

Recent Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Statement (“SFAS”) No. 145 Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”, as well as SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. This Statement amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 will be adopted during fiscal year 2003. We do not anticipate that adoption of this statement will have a material impact on our consolidated balance sheets or consolidated statements of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS No. 146”), SFAS No. 146 addresses significant issues regarding the recognition measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. We are required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect-on-adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. We do not anticipate that the adoption of this statement will have a material impact on our consolidated balance sheet or statement of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     In the second quarter of 2002, we entered into interest rate swap transactions (“the swaps”) with various investment banks. (See Note 6 of the Notes.) The objective of entering into the swaps was to better manage interest rate risk between our investment portfolio (See Note 5 of the Notes), which generates interest income at floating rates and our Convertible Subordinated Notes, which bears interest at fixed rates. The swaps effectively convert the fixed interest payments on $1.085 billion of the Convertible Subordinated Notes to LIBOR based floating rates. The swaps qualify for hedge accounting treatment under SFAS No. 133 (See Note 6 of the Notes). The swaps did not have a significant impact on our results of operations for the second quarter of 2002.

     There have been no other significant changes in the market risk disclosures during the six months ended June 30, 2002 as compared to the discussion in Part II of our Annual Report on Form 10-K for the year ended December 31, 2001.

PART II

Item 1. Legal Proceedings

     Reference is made to the Company's most recent Form 10-K with respect to Item 3, Legal Proceedings and the matter pertaining to the Company's Canadian subsidiary (“LSI Canada”). During July 2002, the Company (including LSI Canada) entered into a negotiated settlement (“Settlement”) with those parties who represent a substantial majority of the dissenting shares. As a result and in accordance with the provisions of the Settlement, the Court has been asked by the parties to the Settlement to find and so order that payment by LSI Canada of the proposed all-inclusive settlement proceeds will fully satisfy the obligation of LSI Canada to pay fair value for the dissenting shares, that the parties to the Settlement may bind all other dissenting shares to such result and to order certain other actions be taken that will cause a full and final resolution including all claims that are or may be associated with the matter. The Company does not expect the resolution of this matter to have a material adverse effect on the Company.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     On April 26, 2002, pursuant to Item 5 to report information set forth in the Registrant’s news release dated April 24, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSI LOGIC CORPORATION
(Registrant)

Date: August 7, 2002	By	/s/ Bryon Look

Bryon Look Executive Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.