Form 10-Q
period 2002-09-29
LSI LOGIC CORP
filed 2002-11-13
CIK 703360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number: 0-11674

LSI LOGIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2712976
(State of Incorporation)	(I.R.S. Employer Identification Number)

1621 Barber Lane
Milpitas, California 95035
(Address of principal executive offices)
(Zip code)

(408) 433-8000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]     NO [   ]

     As of November 8, 2002, there were 371,853,500 shares of the registrant’s Common Stock, $.01 par value, outstanding.

LSI LOGIC CORPORATION
Form 10-Q
For the Quarter Ended September 30, 2002
INDEX

		Page
		No.

	PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets — September 30, 2002 (unaudited) and December 31, 2001	3

	Consolidated Statements of Operations — Three and Nine Months Ended September 30, 2002 and 2001 (unaudited)	4

	Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2002 and 2001 (unaudited)	5

	Notes to Consolidated Financial Statements	6

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	33

Item 6	Exhibits and Reports on Form 8-K	33

	Signatures	34

PART I

Item 1. Financial Statements

LSI LOGIC CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
(In thousands, except per-share amounts)	2002	2001

Assets
Cash and cash equivalents	$471,390	$757,138
Short-term investments	472,104	256,169
Accounts receivable, less allowances of $6,615 and $20,151	301,105	191,731
Inventories	223,712	256,629
Deferred tax assets	161,422	160,371
Prepaid expenses and other current assets	171,988	193,710

Total current assets	1,801,721	1,815,748
Property and equipment, net	782,036	944,374
Goodwill and other intangibles (Note 2)	1,266,805	1,297,542
Deferred tax assets	110,077	107,957
Non-current assets and deposits	287,022	249,485
Investment in available-for-sale securities	43,212	78,433
Other assets	108,210	132,233

Total assets	$4,399,083	$4,625,772

Liabilities and Stockholders’ Equity
Accounts payable	$116,147	$136,739
Accrued salaries, wages and benefits	94,219	72,260
Other accrued liabilities	250,458	227,467
Income tax payable	65,349	73,187
Current portion of long-term obligations	344	332

Total current liabilities	526,517	509,985
Deferred tax liabilities	173,995	173,759
Long-term debt and capital lease obligations	1,287,133	1,335,806
Other non-current liabilities	108,439	120,470

Total long-term obligations and deferred tax liabilities	1,569,567	1,630,035

Commitments and contingencies (Note 14)
Minority interest in subsidiary	7,381	5,867

Stockholders’ equity:
Preferred shares; $.01 par value; 2,000 shares authorized	—	—
Common stock; $.01 par value; 1,300,000 shares authorized; 371,841 and 368,446 shares outstanding	3,718	3,684
Additional paid-in capital	2,935,371	2,905,638
Deferred stock compensation	(62,290)	(124,091)
Accumulated deficit	(581,473)	(319,803)
Accumulated other comprehensive income	292	14,457

Total stockholders’ equity	2,295,618	2,479,885

Total liabilities and stockholders’ equity	$4,399,083	$4,625,772

See notes to unaudited consolidated financial statements.

LSI LOGIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands, except per share amounts)	2002	2001	2002	2001

Revenues	$486,964	$396,675	$1,337,241	$1,379,093

Costs and expenses:
Cost of revenues	288,433	286,640	823,974	882,544
Additional excess inventory charges	—	50,038	45,526	158,064
Research and development	114,423	135,634	341,599	381,813
Selling, general and administrative	59,054	80,128	174,600	236,579
Acquired in-process research and development	1,922	19,100	1,922	96,600
Restructuring of operations and other non- recurring items, net	12,985	132,531	71,640	192,370
Amortization of non-cash deferred stock compensation(*)	14,204	26,805	64,974	75,912
Amortization of intangibles	19,673	57,725	57,977	128,283

Total costs and expenses	510,694	788,601	1,582,212	2,152,165

Loss from operations	(23,730)	(391,926)	(244,971)	(773,072)
Interest expense	(10,079)	(10,037)	(41,399)	(29,841)
Interest income and other, net	14,121	3,881	20,388	21,904

Loss before income taxes	(19,688)	(398,082)	(265,982)	(781,009)
Provision/ (benefit) for income taxes	7,938	—	(4,312)	(39,198)

Net loss	$(27,626)	$(398,082)	$(261,670)	$(741,811)

Loss per share:
Basic	$(0.07)	$(1.09)	$(0.71)	$(2.16)

Dilutive	$(0.07)	$(1.09)	$(0.71)	$(2.16)

Shares used in computing per share amounts:
Basic	370,948	364,441	369,707	343,441

Dilutive	370,948	364,441	369,707	343,441

(*) Amortization of non-cash deferred stock compensation, if not shown separately, would have been included in cost of revenues, research and development and selling, general and administrative expenses as shown below:

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Cost of revenues	$310	$621	$1,304	$1,469
Research and development	10,286	19,454	49,185	56,161
Selling, general and administrative	3,608	6,730	14,485	18,282

See notes to unaudited consolidated financial statements.

LSI LOGIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

(In thousands)	2002	2001

Operating activities:
Net loss	$(261,670)	$(741,811)
Adjustments:
Depreciation and amortization	259,754	395,830
Amortization of non-cash deferred stock compensation	64,974	75,912
Acquired in-process research and development	1,922	96,600
Non-cash restructuring and non-recurring items, net	56,473	166,353
Gain on repurchase of Convertible Subordinated Notes	(11,574)	—
Loss on write down of equity securities	9,905	11,440
Changes in working capital components, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	(106,573)	316,549
Inventories, net	46,099	(5,029)
Prepaid expenses and other assets	10,452	(63,703)
Accounts payable	(20,860)	(130,376)
Accrued and other liabilities	(5,184)	(26,224)

Net cash provided by operating activities	43,718	95,541

Investing activities:
Purchase of debt and equity securities available-for-sale	(1,283,235)	(1,097,075)
Maturities and sales of debt and equity securities available-for-sale	1,061,153	1,587,649
Purchases of property and equipment, net of retirements	(23,230)	(151,397)
Increase in non-current assets and deposits	(10,658)	(323,290)
Acquisition of companies, net of cash acquired	(50,472)	(177,677)

Net cash used in investing activities	(306,442)	(161,790)

Financing activities:
Proceeds from borrowings	—	200,000
Repayment of debt obligations	(247)	(1,068)
Debt issuance costs	—	(1,000)
Repurchase of Convertible Subordinated Notes	(50,626)	—
Issuance of common stock, net	26,249	55,058

Net cash (used in)/provided by financing activities	(24,624)	252,990

Effect of exchange rate changes on cash and cash equivalents	1,600	583

(Decrease)/increase in cash and cash equivalents	(285,748)	187,324

Cash and cash equivalents at beginning of period	757,138	235,895

Cash and cash equivalents at end of period	$471,390	$423,219

See notes to unaudited consolidated financial statements.

LSI LOGIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

     In the opinion of LSI Logic Corporation (the “Company” or “LSI”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments, additional excess inventory and other related charges, in-process research and development and restructuring and other non-recurring items, net as discussed in Notes 3 and 11 to the Consolidated Financial Statements, hereafter referred to as the Notes), necessary to present fairly the financial information included herein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

     For financial reporting purposes, the Company reports on a 13 or 14-week quarter with a year ending December 31. For presentation purposes, the consolidated financial statements refer to the quarter’s calendar month end for convenience. The current quarter ended on September 29, 2002. The results of operations for the quarter ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

     Certain items previously reported in specific financial statement captions have been reclassified to conform to the current period presentation.

NOTE 2 — GOODWILL AND INTANGIBLE ASSETS

     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. As a result, goodwill is no longer amortized, but is instead tested for impairment annually or sooner if circumstances indicate that it may no longer be recoverable. The annual impairment test will be performed in the fourth quarter of 2002. In addition, intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 “Business Combinations” have been reclassified to goodwill.

     Upon adoption, the Company completed the transitional goodwill impairment assessment required by SFAS No. 142 and concluded that goodwill was not impaired as of January 1, 2002. For the purpose of measuring the impairment, goodwill was assigned to reporting units as defined by SFAS No. 142. The reporting units identified by the Company are Semiconductor and Storage Systems.

     Goodwill and intangible assets by reportable segment are comprised of the following (in thousands):

	September 30, 2002		December 31, 2001

	Gross	Accumulated	Gross	Accumulated
	Carrying Amount	Amortization	Carrying Amount	Amortization

Unamortized intangible assets:
Semiconductor	$892,043	$—	$899,180	$—
Storage Systems	73,341	—	53,000	—

Total goodwill (a)	965,384	—	952,180	—
Amortized intangible assets:
Semiconductor:
Current technology	374,513	(146,985)	374,513	(100,538)
Trademarks	37,347	(12,141)	37,347	(7,797)

Subtotal	411,860	(159,126)	411,860	(108,335)
Storage Systems:
Current technology	63,029	(26,823)	56,490	(20,817)
Trademarks	3,750	(1,830)	3,500	(1,498)
Customer base	5,010	(1,475)	5,010	(848)
Supply agreement	7,247	(221)	—	—

Subtotal	79,036	(30,349)	65,000	(23,163)

Total	$1,456,280	$(189,475)	$1,429,040	$(131,498)

(a)	Goodwill is net of accumulated amortization immediately prior to the adoption of SFAS No. 142.

     Amortization expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Goodwill	$—	$41,397	$—	$88,992
Current technology	17,681	14,658	52,453	35,640
Trademarks	1,562	1,461	4,676	3,024
Customer base	209	209	627	627
Supply agreement	221	—	221	—

Total	$19,673	$57,725	$57,977	$128,283

     The amounts allocated to current technology, trademarks, customer base and supply agreement are being amortized over their estimated weighted average useful lives of six years.

     The estimated future amortization expense of intangible assets as of September 30, 2002 is as follows (in millions):

Amount:

Fiscal year:
2002 (remaining three months)	$20
2003	83
2004	82
2005	72
2006	40
2007 and later	4

$301

     Pro forma net loss and pro forma net loss per share excluding amortization expense for goodwill are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands)	2002	2001	2002	2001

Net loss, as reported	$(27,626)	$(398,082)	$(261,670)	$(741,811)
Add back goodwill amortization	—	41,397	—	88,992

Pro forma net loss	(27,626)	(356,685)	(261,670)	(652,819)

Basic loss per share, as reported	(0.07)	(1.09)	(0.71)	(2.16)
Add back goodwill amortization	—	0.11	—	0.26

Basic pro forma loss per share	(0.07)	(0.98)	(0.71)	(1.90)

Diluted loss per share, as reported	(0.07)	(1.09)	(0.71)	(2.16)
Add back goodwill amortization	—	0.11	—	0.26

Diluted pro forma loss per share	$(0.07)	$(0.98)	$(0.71)	$(1.90)

NOTE 3 — RESTRUCTURING AND OTHER NON-RECURRING ITEMS

     The Company recorded a charge of approximately $13 million and $72 million in restructuring and other non-recurring items for the three and nine months ended September 30, 2002, respectively. The $13 million charge in the current quarter reflects the decrease in the fair market value of assets held for sale. The details of the restructuring and non-recurring items are discussed further below. The Company recorded restructuring and non-recurring charges of approximately $133 million and $192 million for the three and nine months ended September 30, 2001. For a discussion of the 2001 restructuring actions, please refer to the Company’s Annual Report on Form 10-K.

Restructuring:

     In the first quarter of 2002, the Company announced a set of actions to reduce costs and streamline operations. These actions included a worldwide reduction in workforce, downsizing the Company’s manufacturing operations in Tsukuba, Japan and the decision to exit the CDMA handset standard product line. During the three months ended March 31, 2002, the Company recorded a restructuring charge for severance for approximately 1,400 employees worldwide, fixed asset write-downs due to impairment in the U.S. and Japan that will be disposed of by sale, and exit costs primarily associated with cancelled contracts and operating leases. In the second quarter of 2002, the Company completed the sale of the CDMA handset product line to a third party, recognizing a net gain of approximately $6 million.

     On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. The adoption did not have a significant effect on the Company’s financial position and results of operations.

     Assets held for sale of $77 million and $89 million were included as a component of prepaid expenses and other current assets as of September 30, 2002 and December 31, 2001, respectively. In September 2002, the Company recorded $13 million of additional fixed asset write-downs to reflect the decrease in the fair market value of the assets during the period. The fair value of assets determined to be impaired was the result of independent appraisals and the use of management estimates. Given that current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that the Company will realize the current net book value for the assets. The Company will reassess the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary.

     The following table sets forth the Company’s restructuring reserves as of September 30, 2002:

	Balance at	Restructuring			Restructuring		Balance at
	December 31,	Expense	Utilized Q1	Utilized Q2	Expense	Utilized Q3	September 30,
(In thousands)	2001	Q1 2002	2002	2002	Q3 2002	2002	2002

Write-down of excess assets(a)	$3,762	$25,933	$(27,623)	$(765)	$12,985	$(13,271)	$1,021
Lease terminations and maintenance contracts(c)	10,695	12,871	(1,623)	(1,066)	—	(1,669)	19,208
Facility closure and other exit costs(c)	14,153	415	(3,142)	(2,723)	—	(2,349)	6,354
Payments to employees for severance(b)	724	27,490	(10,352)	(9,932)	—	(1,806)	6,124

Total	$29,334	$66,709	$(42,740)	$(14,486)	$12,985	$(19,095)	$32,707

(a)	Amounts utilized in 2002 reflect a non-cash write-down of fixed assets in the U.S. and Japan due to impairment of $38.3 million and cash payments for machinery and equipment decommissioning costs of $3.3 million. The fixed asset write-downs were accounted for as a reduction of the assets and did not result in a liability. The $1.0 million balance as of September 30, 2002 relates to machinery and equipment decommissioning costs in the U.S.

(b)	Amounts utilized represent cash severance payments to approximately 80 and 1,230 employees during the three and nine months ended September 30, 2002, respectively. The $6.1 million balance as of September 30, 2002 will be paid by early 2003.

(c)	Amounts utilized represent cash payments.

Other non-recurring items:

     The Company recorded a net gain of approximately $2 million in other non-recurring items during the first quarter of 2002, which consisted of a nonrefundable deposit paid to the Company in the first quarter of 2002 related to the termination of the agreement to sell the Colorado Springs fabrication facility during 2001, offset in part by operating expenses for the CDMA handset product line held for sale.

NOTE 4 — LICENSE AGREEMENT

     In the second quarter of 1999, the Company and Silterra Malaysia Sdn. Bhd. (formerly known as Wafer Technology (Malaysia) Sdn. Bhd.) (“Silterra”) entered into a technology transfer agreement under which the Company granted licenses to Silterra with respect to certain of the Company’s wafer fabrication technologies and provides associated manufacturing training and related services. In exchange, the Company received cash consideration of $75 million and equity consideration over three years for which transfers and obligations of the Company are scheduled to occur. The equity consideration was valued at zero at September 30, 2002. The Company transferred technology to Silterra valued at $2 million for the three months ended September 30, 2001, and $6 million and $14 million for the nine months ended September 30, 2002 and 2001, respectively. The amounts were recorded as offsets to the Company’s R&D expenses. The obligations under the technology transfer agreement are substantially complete as of September 30, 2002.

NOTE 5 — CASH AND INVESTMENTS

	September 30,	December 31,
(In thousands)	2002	2001

Cash and cash equivalents
Overnight deposits	$143,235	$295,439
Commercial paper	13,517	151,793
U.S. government and agency securities	14,608	—
Corporate and municipal debt securities	34,743	9,957

Total held-to-maturity	206,103	457,189
Cash	265,287	299,949

Total cash and cash equivalents	$471,390	$757,138

Available-for-sale
Corporate and municipal debt securities	$218,609	$191,405
Commercial paper	7,500	19,851
Auction rate preferred stock	14,579	29,887
U.S. government and agency securities	131,519	15,026
Asset and mortgage backed securities	99,897	—

Total short-term investments	$472,104	$256,169

Investment in available-for-sale securities	$43,212	$78,433

Total other long-term assets	$43,212	$78,433

Total available-for-sale	$515,316	$334,602

     Unrealized holding gains and losses for held-to-maturity and available-for-sale debt securities were not significant and accordingly the amortized cost approximated fair market value at September 30, 2002 and December 31, 2001. Realized gains and losses for held-to-maturity and available-for-sale debt securities were not significant for the three and nine months ended September 30, 2002 and 2001.

     An unrealized gain of $0.9 million, net of the related tax effect of $0.3 million, and $22 million, net of the related tax effect of $12 million, related to marketable equity securities was included in accumulated other comprehensive income as of September 30, 2002 and December 31, 2001, respectively. The company realized a net pre-tax loss of $9.9 million associated with the decline in value of available-for-sale equity securities during the three and nine months ended September 30, 2002. The decline in value was considered by management to be other than temporary. During the nine months ended September 30, 2001, the Company sold equity securities for approximately $8 million in the open market, realizing a pre-tax gain of approximately $5 million. The Company realized a pre-tax loss of approximately $4 million associated with two equity investments in certain technology companies during the three months ended September 30, 2001. During the nine months ended September 30, 2001, the Company realized a pre-tax loss of approximately $7 million associated with the decline in value of a marketable equity security that was considered to be other than temporary.

NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS

Foreign currency risk

     The Company has foreign subsidiaries that operate and sell the Company’s products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates. The Company utilizes various hedge instruments, primarily forward contracts and currency option contracts, to manage its exposure associated with firm intercompany and third-party transactions and net asset and liability positions denominated in non-functional currencies. The Company does not hold derivative financial instruments for speculative or trading purposes.

     Forward contracts are used to hedge certain cash flows denominated in non-functional currencies. Changes in the fair value of forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in other income and expense. As of September 30, 2002 and December 31, 2001, there was one contract outstanding at each date. The contracts were each set to expire within one month and were designated as foreign currency fair-value hedges in accordance with SFAS No. 133. For the three and nine months ended September 30, 2002 and 2001, the change in time value of the forward contracts was not significant. The Company did not record any gains or losses due to hedge ineffectiveness for the three and nine months ended September 30, 2002 and 2001.

     The Company also enters into purchased currency option contracts that are designated as foreign currency cash-flow hedges of third-party yen revenue exposures. Changes in the fair value of currency option contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in other income and expense. As of September 30, 2002, the Company held purchased currency option contracts that were designated as foreign currency cash-flow hedges of third-party yen revenue exposures. The contracts expire over a three-month period. There were no option contracts outstanding as of December 31, 2001. For the three and nine months ended September 30, 2002 and 2001, the change in option time value was not significant. There were no unrealized gains or losses included in accumulated other comprehensive income as of September 30, 2002 or December 31, 2001. The Company did not record any gains or losses due to hedge ineffectiveness for the three and nine months ended September 30, 2002 and 2001.

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

Interest rate risk

     The Company entered into interest rate swap transactions in the second quarter of 2002. See Note 12 for further discussion of the interest rate swap transactions.

NOTE 7 — BALANCE SHEET DETAIL

	September 30,	December 31,
(In thousands)	2002	2001

Inventories:
Raw materials	$16,741	$31,797
Work-in-process	78,288	88,354
Finished goods	128,683	136,478

	$223,712	$256,629

Other accrued liabilities:
Accrued expenses	$166,710	$158,673
Sales tax payable	20,132	7,044
Interest payable	13,227	14,890
Restructuring reserves	32,707	29,334
Deferred tax liability	17,682	17,526

	$250,458	$227,467

NOTE 8 — RECONCILIATION OF BASIC AND DILUTED LOSS PER SHARE

     A reconciliation of the numerators and denominators of the basic and diluted loss per share computations are as follows:

	Three Months Ended September 30,

	2002			2001

			Per-Share			Per-Share
(In thousands except per share amounts)	Loss*	Shares+	Amount	Loss*	Shares+	Amount

Basic EPS:
Net loss available to common stockholders	$(27,626)	370,948	$(0.07)	$(398,082)	364,441	$(1.09)

Effect of dilutive securities:	—	—	—	—	—	—
Diluted EPS:
Net loss available to common stockholders	$(27,626)	370,948	$(0.07)	$(398,082)	364,441	$(1.09)

	Nine Months Ended September 30,

	2002			2001

			Per-Share			Per-Share
(In thousands except per share amounts)	Loss*	Shares+	Amount	Loss*	Shares+	Amount

Basic EPS:
Net loss available to common stockholders	$(261,670)	369,707	$(0.71)	$(741,811)	343,441	$(2.16)

Effect of dilutive securities:	—	—	—	—	—	—
Diluted EPS:
Net loss available to common stockholders	$(261,670)	369,707	$(0.71)	$(741,811)	343,441	$(2.16)

*	Numerator

+	Denominator

     Options to purchase approximately 57,393,575 shares and 72,436,345 shares were outstanding at September 30, 2002 and 2001, respectively, and were excluded from the computation of diluted shares because of their antidilutive effect on loss per share for the three and nine months then ended. The exercise price of these options ranged from $0.01 to $72.25 at September 30, 2002 and 2001.

     Common equivalent shares associated with the 2001, 2000 and 1999 Convertible Notes of 47,599,494 and 47,680,400 were excluded from the calculation of diluted shares because of their antidilutive effect on loss per share for the three and nine months ended September 30, 2002, respectively. For the three and nine months ended September 30, 2001, common equivalent shares of 29,117,261 associated with the 2000 and 1999 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on loss per share.

NOTE 9 — COMPREHENSIVE LOSS

     Comprehensive loss is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive loss, net of taxes for the current reporting period and comparable period in the prior year is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2002	2001	2002	2001

Net loss	$(27,626)	$(398,082)	$(261,670)	$(741,811)
Change in unrealized gain on derivative instruments designated as and qualifying as cash-flow hedges	—	(4,093)	—	833
Change in unrealized gain on available for sale securities, net of tax	(5,520)	(16,758)	(21,787)	(23,599)
Change in foreign currency translation adjustments	(6,572)	15,035	7,627	(8,496)

Comprehensive loss	$(39,718)	$(403,898)	$(275,830)	$(773,073)

NOTE 10 — SEGMENT REPORTING

     The Company operates in two reportable segments: the Semiconductor segment and the Storage Systems segment (formerly referred to as the SAN Systems segment). In the Semiconductor segment, the Company uses advanced process technology and comprehensive design methodologies to design, develop, manufacture and market highly complex integrated circuits. These system-on-a-chip solutions include both application specific integrated circuits, commonly referred to as ASICs, application specific standard products in silicon, or ASSPs, as well as Redundant Array of Independent Disks (“RAID”) host bus adapters and related products and services. In the Storage Systems segment, the Company designs, manufactures, markets and supports high-performance, highly scalable open storage area network systems, storage solutions and a complete line of RAID systems, subsystems and related software.

     The following is a summary of operations by segment for the three and nine months ended September 30, 2002 and 2001:

	Three months ended September 30,		Nine months ended September 30,

(In thousands)	2002	2001	2002	2001

Revenues:
Semiconductor	$400,245	$351,369	$1,107,596	$1,220,228
Storage Systems	86,719	45,306	229,645	158,865

Total	$486,964	$396,675	$1,337,241	$1,379,093

(Loss)/income from operations:
Semiconductor	$(29,271)	$(375,566)	$(257,863)	$(726,706)
Storage Systems	5,541	(16,360)	12,892	(46,366)

Total	$(23,730)	$(391,926)	$(244,971)	$(773,072)

     Intersegment revenues for the periods presented above were not significant. Restructuring of operations and other non-recurring items primarily impacted the Semiconductor segment.

     One customer represented 21% of the Company’s total consolidated revenues for each of the three months ended September 30, 2002 and 2001, respectively. In the Semiconductor segment, one customer represented 26% and 23% of total Semiconductor revenues for the three months ended September 30, 2002 and 2001, respectively. In the Storage Systems segment, there were three customers with revenues representing 39%, 21% and 16% of total Storage Systems revenues for the three months ended September 30, 2002. For the three months ended September 30, 2001, there were three customers with revenues representing 24%, 20% and 10% of total Storage Systems revenues.

     One customer represented 17% and 18% of the Company’s total consolidated revenues for the nine months ended September 30, 2002 and 2001, respectively. In the Semiconductor segment, one customer represented 21% of total Semiconductor revenues for each of the nine months ended September 30, 2002 and 2001, respectively. In the Storage Systems segment, there were three customers with revenues representing 35%, 19% and 17% of total Storage Systems revenues for the nine months ended September 30, 2002, respectively. For the nine months ended September 30, 2001, there were four customers with revenues representing 21%, 17%, 16% and 11% of total Storage Systems revenues.

     The following is a summary of total assets by segment as of September 30, 2002 and December 31, 2001:

	September 30,	December 31,
(In thousands)	2002	2001

Total assets:
Semiconductor	$4,120,835	$4,301,326
Storage Systems	278,248	324,446

Total	$4,399,083	$4,625,772

     Revenues from domestic operations were $233 million, representing 48% of consolidated revenues for the third quarter of 2002 compared to $168 million, representing 42% of consolidated revenues for the same period of 2001.

     Revenues from domestic operations were $674 million, representing 50% of consolidated revenues, for the first nine months of 2002 compared to $676 million, representing 49% of consolidated revenues, for the same period of 2001.

NOTE 11 — ACQUISITIONS

     Acquisition of Mylex Business Unit. On August 29, 2002, the Company finalized the Asset Purchase Agreement with International Business Machines Corporation (“IBM”). Under the agreement, the Company acquired certain tangible and intangible assets associated with IBM’s Mylex business unit. The acquisition will enhance product offerings in the expanding entry-level storage systems space within the Storage Systems segment and the PCI-RAID offering in the Semiconductor segment. The acquisition was accounted for as a purchase.

     The Company paid approximately $50.5 million in cash, which included direct acquisition costs of $0.5 million for legal and accounting fees. The total purchase price was allocated to the estimated fair value of assets acquired based on independent appraisals and management estimates as follows:

(In thousands)
Fair value of net assets acquired	$14,173
In-process research and development	1,922
Current technology	6,539
Trademarks	250
Supply agreement	7,247
Excess of purchase price over net assets acquired	20,341

Total purchase price	$50,472

     In-process research and development. In connection with the purchase of the Mylex business unit, the Company recorded a $1.9 million charge to in-process research and development during the third quarter of 2002. The amount was determined by identifying research projects for which technological feasibility had not been established and for which no alternative future uses existed. As of the acquisition date, there were several projects that met the above criteria. The projects were for development of storage systems hardware, firmware and subsystem components technology.

     The value of the projects identified to be in progress were determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The percentage of completion for the projects were determined based on research and development expenses incurred as of August 29, 2002, as a percentage of total research and development expenses to bring the projects to technological feasibility. The discount rate used was 25% for the projects. Development of storage systems hardware technology was started in 2000. Development of firmware and subsystems components technology was started in 2002. As of August 29, 2002, the Company estimated that the projects were from 10% to 50% complete.

     Development of the technology remains a substantial risk to the Company due to a number of factors, including the remaining effort to achieve technological feasibility, rapidly changing customer markets and competitive threats from other companies. Additionally, the value of other intangible assets acquired may become impaired.

     Useful life of intangible assets. The amounts allocated to current technology, trademarks and the supply agreement are being amortized over their estimated useful lives of 2 to 4.3 years using the straight-line method.

     Pro forma statement of earnings information has not been presented because the effect of this acquisition was not material

     Acquisition of C-Cube. On May 11, 2001, the Company completed the acquisition of C-Cube Microsystems Inc. (“C-Cube”). The Company issued approximately 40.2 million shares of its common stock, 10.6 million options and 0.8 million warrants in exchange for the outstanding ordinary shares, options and warrants of C-Cube. The fair value of common shares issued was $18.73 per share. The total purchase price for the acquisition of C-Cube was $893.7 million. For a discussion of the acquisition of C-Cube, please refer to our Annual Report on Form 10-K.

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

     The summary includes the impact of certain adjustments such as amortization of intangibles and non-cash deferred stock compensation. Additionally, the in-process research and development charge of $77.5 million has been excluded from the periods presented as it arose from the acquisition of C-Cube. The restructuring and other non-recurring charges were included in the pro forma calculation, as the charges did not relate to the acquisition of C-Cube.

	Nine Months ended September 30,
(Unaudited, amounts in thousands,
except per share amounts)	2002	2001

Revenues	$1,337,241	$1,445,829
Net loss	$(261,670)	$(712,344)
Basic EPS	$(0.71)	$(1.96)
Diluted EPS	$(0.71)	$(1.96)

NOTE 12 — DEBT

	September 30,	December 31,
(In thousands)	2002	2001

2001 Convertible Subordinated Notes	$490,000	$490,000
2000 Convertible Subordinated Notes	412,600	500,000
1999 Convertible Subordinated Notes	344,935	344,935
Change in fair value of interest rate risk on Convertible Subordinated Notes (in accordance with SFAS No. 133)	38,986	—
Capital lease obligations	956	1,203

	1,287,477	1,336,138
Current portion of long-term debt, capital lease obligations and short-term borrowings	(344)	(332)

Long-term debt and capital lease obligations	$1,287,133	$1,335,806

     In September 2002, the Company repurchased $87.4 million of the 2000 Convertible Subordinated Notes, recognizing a pre-tax gain of $11.6 million. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” related to extinguishment of debt. As a result, the gain on the repurchase of debt is included in interest income and other, net, on the income statement. In October 2002, an additional $47.6 million of Convertible Subordinated Notes were repurchased, resulting in a pre-tax gain of $2.7 million to be recognized in the fourth quarter of 2002.

     In June 2002, the Company entered into interest rate swap transactions (“the swaps”) with various investment banks. The swaps effectively convert fixed interest payments on the notional amount of $1.085 billion Convertible Subordinated Notes to LIBOR-based floating rates. The swaps were entered into in order to hedge the fixed rate interest expense on the Company’s 4% and 4.25% Convertible Subordinated Notes (“the Notes”). Under the terms of the swaps, the Company must provide collateral to match any mark-to-market exposure on the swaps. The collateral of approximately $10.9 million was included in non-current assets as of September 30, 2002. The swaps qualify to be accounted for as a fair value hedge under the provisions of SFAS No. 133, with changes in the fair value of the interest rate risk on the Notes being offset by changes in the fair value of the swaps through income. The net mark-to-market impact of the changes in fair value of the interest rate risk on the Notes and the swaps on earnings was not significant for the three and nine months ended September 30, 2002. The change in fair value of the interest rate risk was $39.0 million at September 30, 2002 and is included in long-term debt and offsets the change in fair value of the swaps, which was $38.0 million at September 30, 2002 and is included in other long-term assets.

NOTE 13 — STOCK OPTION EXCHANGE PROGRAM

     On August 20, 2002, the Company filed an offer to exchange stock options outstanding under the 1991 Equity Incentive Plan and the 1999 Nonstatutory Stock Option Plan for new options. Under the exchange offer, eligible employees had the opportunity to exchange eligible stock options for the promise to grant new options in the future under the 1999 Nonstatutory Stock Option Plan. The exchange offer expired September 18, 2002 and the Company accepted an aggregate of 16,546,370 options for exchange. The Company will grant a new option that will cover two shares of LSI Logic common stock for every three shares covered by an option an employee elected to exchange. The exercise price per share of the new options will be equal to the fair market value of the Company’s common stock on the new grant date, which is expected to be March 20, 2003. The exchange program is not expected to result in the recording of any compensation expense.

NOTE 14— COMMITMENTS AND CONTINGENCIES

     The Company uses operating leases to finance certain equipment used in its wafer fabrication facilities. As of September 30, 2002 the Company had two operating leases, commonly referred to as synthetic leases. A synthetic lease represents a form of off-balance sheet financing under which an unrelated third party funds up to 100% of the costs of acquisition and installation of the property.

     In March 2000, the Company entered into a master lease and security agreement with ABN AMRO Bank and two other banks acting as the Lessor and several other banks acting as Participants for up to $250 million for certain wafer fabrication equipment. Each lease supplement pursuant to the transaction will have a lease term of three years with two consecutive one-year renewal options. The Company may, at the end of any lease term, return, or purchase at a stated amount, all the equipment. As of September 30, 2002, the Company had fully drawn against the agreement.

     In April 2001, the Company entered into a master lease and security agreement with a group of banks for up to $230 million for certain wafer fabrication equipment. The Lessor under this lease is an unrelated trust administered and managed by Wells Fargo Bank Northwest. Each lease supplement pursuant to the transaction will have a lease term of five years with two consecutive one-year renewal options. The Company may, at the end of any lease term, return, or purchase at a stated amount, all the equipment. The agreement was amended in the fourth quarter of 2001 to reduce the total availability to $161 million. As of September 30, 2002, the Company had fully drawn under this agreement.

     In the third quarter of 2001, the Company amended the master lease and security agreements entered into in March 2000 and April 2001 as described above. As of September 30, 2002, there was $276 million outstanding under these two leases. Pursuant to the amendments, the Company now participates in each of these leases as a debt holder, replacing some of the existing banks. As of September 30, 2002, the Company’s debt contribution was $223 million, of which $53 million was classified as prepaid and other current assets and the balance was classified as non-current assets and deposits. In addition, cash collateral of $53 million was recorded as non-current assets. The lessors have access to the cash collateral only in the event of a default by the Company. The Company is required to maintain a minimum balance in cash, cash equivalents and short-term investments of $350 million. The Company was in compliance with this requirement as of September 30, 2002.

     No officer, director or employee of the Company has any financial interest with regards to these leasing arrangements or with the trust used in the April 2001 lease. The minimum lease payments under the two lease agreements, excluding option periods, are $3.1 million for the year 2003, and $1.0 million each in 2004 and 2005. These payments reflect the amendments and as such, exclude any payments on the Company’s debt participation.

NOTE 15 — LEGAL MATTERS

     Reference is made to the Company’s most recent Form 10-K with respect to Item 3, Legal Proceedings for a discussion of certain pending legal proceedings and the matter pertaining to the Company’s Canadian subsidiary (“LSI Canada”). During July 2002, the Company (including LSI Canada) entered into a negotiated settlement (“Settlement”) with those parties who represent a substantial majority of the dissenting shares and who were the complainants in the related claim seeking relief for oppression. As a result and in accordance with the provisions of the Settlement, the Court was asked by the parties to the Settlement to find and so order that payment by LSI Canada of the proposed all-inclusive settlement proceeds would fully satisfy the obligation of LSI Canada to pay fair value and any related claims for interest and costs for all of the dissenting shares, that the parties to the Settlement may bind all other dissenting shares to such result and to order certain other actions be taken that would cause a full and final resolution of including all claims that are or may be associated with the matter, including a complete dismissal, with prejudice, of the related claim for relief from oppression. The Court did issue an Order and Judgment consistent with the parties’ requests, which became effective on August 30, 2002. As of September 30, 2002, the period during which any appeals could have been made expired. The matter has been fully and finally resolved and there has been no material adverse effect on the Company.

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

     Statements in this discussion and analysis include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks and uncertainties. Our actual results in future periods may be significantly different from any future performance suggested in this report. Risks and uncertainties that may affect our results may include, among others:

•	Cyclical nature of the Semiconductor industry and the markets addressed by our products;

•	Availability and extent of utilization of manufacturing capacity;

•	Use of foundries to outsource production of a substantial portion of our wafer requirements;

•	Disruptions in general economic activity due to worsening global business conditions or caused by the effects of terrorist activities and armed conflict;

•	Dependence on a limited number of customers for a substantial portion of our revenues;

•	Price erosion;

•	Competitive factors;

•	Timing and success of new product introductions;

•	Changes in product mix;

•	Fluctuations in manufacturing yields;

•	Product obsolescence;

•	Business and product market cycles;

•	Economic and technological risks associated with our acquisitions, investments and alliance activities; and

•	The ability to develop and implement new technologies.

     Our operating results could also be impacted by sudden fluctuations in customer requirements, foreign currency exchange rate fluctuations and other economic conditions affecting customer demand and the cost of operations in one or more of the global markets in which we do business. We operate in a technologically advanced, rapidly changing and highly competitive environment. While we cannot predict what effect these various factors may have on our financial results, the aggregate effect of these and other factors could result in significant volatility in our future performance. To the extent our performance may not meet expectations published by external sources, public reaction could result in a sudden and significantly adverse impact on the market price of our securities, particularly on a short-term basis.

     We have international subsidiaries and distributors that operate and sell our products globally. Further, we purchase a substantial portion of our raw materials and manufacturing equipment from foreign suppliers and incur labor and other operating costs in foreign currencies, particularly in our Japanese manufacturing facilities. As a result, we are exposed to the risk of changes in foreign currency exchange rates or declining economic conditions in these countries. We utilize forward exchange contracts and purchased currency option contracts to manage our exposure associated with net asset and liability positions and cash flows denominated in non-functional currencies. (See Note 6 of the Notes to the Consolidated Financial Statements, hereafter referred to as the Notes.) There is no assurance that these hedging transactions will eliminate exposure to currency rate fluctuations that could affect our operating results.

     Our corporate headquarters and some of our manufacturing facilities are located near major earthquake faults. As a result, in the event of a major earthquake, we could suffer damages that could significantly and adversely affect our operating results and financial condition.

     We operate in an industry sector where the value of securities is highly volatile and may be influenced by economic and other factors beyond our control.

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

CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. For a detailed discussion of the critical accounting policies, please see the Critical Accounting Policies contained in Part II, Item 7 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2001.

ACQUISITIONS AND OTHER

     On August 29, 2002, we finalized the Asset Purchase Agreement with International Business Machines Corporation (“IBM”). Under the agreement, we acquired certain tangible and intangible assets associated with IBM’s Mylex business unit for approximately $50.0 million in cash and incurred $0.5 million in direct acquisition costs. The acquisition is expected to enhance product offerings in the expanding entry-level storage systems space within the Storage Systems segment and the PCI-RAID offering in the Semiconductor segment. The acquisition was accounted for as a purchase. (See Note 11 of the Notes.)

Stock option exchange

     On August 20, 2002, we filed an offer to exchange stock options outstanding under the 1991 Equity Incentive Plan and the 1999 Nonstatutory Stock Option Plan for new options. Under the exchange offer, eligible employees had the opportunity to exchange eligible stock options for the promise to grant new options in the future under the 1999 Nonstatutory Stock Option Plan. The exchange offer expired September 18, 2002, and we accepted an aggregate of 16,546,370 options for exchange. We will grant a new option that will cover two shares of our company’s common stock for every three shares covered by an option an employee elected to exchange. The exercise price per share of the new options will be equal to the fair market value of our company’s common stock on the new grant date, which is expected to be March 20, 2003. The exchange program is not expected to result in the recording of any compensation expense.

RESULTS OF OPERATIONS

     Our results of operations for the three and nine months ended September 30, 2002 are as follows:

     Revenues:

	Three months ended			Nine months ended

(in millions)	Sept. 30, 2002	June 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001

Semiconductor segment	$400.3	$354.8	$351.4	$1,107.6	$1,220.2
Storage Systems segment	86.7	83.0	45.3	229.6	158.9

Consolidated	$487.0	$437.8	$396.7	$1,337.2	$1,379.1

     Third quarter of 2002 compared to the second quarter of 2002

     Total consolidated revenues for the third quarter of 2002 increased $49.2 million or 11% from the second quarter of 2002. Revenues for the Semiconductor segment increased $45.5 million or 13% in the third quarter of 2002 as compared to the prior quarter. The increase for the Semiconductor segment was primarily attributable to growth in the demand for ASICs. Revenues increased significantly in both the consumer and communication product groups. The demand for semiconductors used in consumer product applications such as DVD players and video game consoles increased primarily as a result of seasonality, however, this growth was partly offset by weakness in demand for semiconductors used in consumer applications such as digital set-top boxes and cable modems. In the communications group, revenues increased primarily due to increased demand for semiconductors used in office automation and networking equipment. Revenues for the storage components group increased only slightly quarter-to-quarter mainly because of continued weakness in the server market.

     Revenues for the Storage Systems segment (formerly referred to as the SAN Systems segment) increased $3.7 million or 4% from the second quarter of 2002. The increase is due to approximately one month of revenues from the Mylex business unit that was acquired and included in our consolidated financial statements from August 29, 2002. (See Note 11 of the Notes.) Mylex contributed $7.0 million in total revenues in the current quarter, $5.9 million of which related to the Storage Systems segment and $1.1 million to the storage components group under the Semiconductor segment.

     Looking forward, the visibility for customers, and in turn, for LSI, is much less than what we would like to see. Overall, the semiconductor industry recovery continues at a gradual and uneven pace. In the fourth quarter of 2002, we expect modest revenue growth in the communication products, storage components and storage systems groups while revenues for the consumer products group are expected to be weaker due to seasonality. We expect total consolidated revenues to be in the range of $475 million to $500 million.

     Third quarter and nine months ended September 30, 2002 compared to the same periods of 2001

     Total consolidated revenues for the third quarter of 2002 increased $90.3 million or 23% compared to the third quarter of 2001. Revenues for the Semiconductor segment increased $48.9 million or 14% for the third quarter of 2002 as compared to the same period of the previous year. The increase in revenues in the current quarter as compared to the same quarter in 2001 was mainly due to increased demand for semiconductors used in consumer products, communications and storage components product applications. This was partially offset by a decline in revenues from semiconductors used in consumer applications such as digital set-top boxes and cable modems. The RAID business of AMI, which was acquired in August 2001, also contributed to higher revenues due to a full quarter of revenue contribution in the current quarter.

     Total consolidated revenues for the nine months ended September 30, 2002 decreased $41.9 million or 3% from the same period of 2001, while Semiconductor revenues decreased $112.6 million or 9% over the same period. This decrease was primarily attributable to an overall decline in sales of our products due to continuing weak economic conditions. This decline was offset in part by revenues from C-Cube, which became a part of the Semiconductor segment after it was acquired in May 2001 and revenues from RAID products, which also became a part of the Semiconductor segment with the acquisition of the RAID business of AMI in August 2001.

     Revenues for the Storage Systems segment increased $41.4 million or 91% for the third quarter of 2002 from the same period of 2001. Revenues for this segment increased $70.7 million or 44% for the nine months ended September 30, 2002 from the same period of 2001. The increases for the three and nine months ended September 30, 2002 as compared to the same periods of 2001 are due to overall increased demand for products in the Storage Systems segment and sales to a new master distributor. Revenues in the current quarter also increased due to additional revenues of $5.9 million from the Mylex acquisition, which was completed in August 2002 and became primarily a part of the Storage Systems segment.

     There were no significant intersegment revenues during the periods presented.

Significant Customers

     The following table summarizes the number of our significant customers who accounted for 10% or more of our revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment:

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Semiconductor segment:
Number of significant customers	1	1	1	1
Percentage of segment revenues	26%	23%	21%	21%
Storage Systems segment:
Number of significant customers	3	3	3	4
Percentage of segment revenues	39%, 21%, 16%	24%, 20%, 10%	35%, 19%, 17%	21%, 17%, 16%, 11%
Consolidated:
Number of significant customers	1	1	1	1
Percentage of consolidated revenues	21%	21%	17%	18%

Revenues by geography

     In the current quarter, revenues were up in North America, Japan and Asia while they declined in Europe as compared to the third quarter of 2001. The following table summarizes our revenues by geography:

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Revenues:
North America	$233,160	$168,400	$673,805	$675,835
Japan	119,174	91,630	270,691	287,743
Europe	36,802	50,071	121,645	224,514
Asia	97,828	86,574	271,100	191,001

Total	$486,964	$396,675	$1,337,241	$1,379,093

Operating costs and expenses. Key elements of the consolidated statements of operations for the respective segments are as follows:

Gross profit margin:

	Three months ended			Nine months ended

(in millions)	Sept. 30, 2002	June 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001

Semiconductor segment	$167.0	$133.4	$45.7	$383.8	$292.1
Percentage of segment revenues	42%	38%	13%	35%	24%
Storage Systems segment	$31.5	$30.0	$14.3	$83.9	$46.4
Percentage of segment revenues	36%	36%	32%	37%	29%

Consolidated	$198.5	$163.4	$60.0	$467.7	$338.5

Percentage of revenues	41%	37%	15%	35%	25%

     We have advanced wafer manufacturing operations in Oregon, which is our primary manufacturing site, and in Japan. We also acquire wafers from foundries in other locations. This allows us to maintain our ability to provide products to customers with minimal disruption in the manufacturing process due to economic and geographic risks associated with each location.

     Third quarter of 2002 compared to the second quarter of 2002

     The consolidated gross profit margin percentage increased to 41% in the third quarter of 2002 from 37% in the second quarter of 2002. The gross profit margin percentage for the Semiconductor segment increased to 42% in the third quarter of 2002 from 38% in the second quarter of 2002, while the gross profit margin percentage for the Storage Systems segment was flat at 36%.

     The increase in consolidated gross profit margins for the third quarter of 2002 compared to the second quarter of 2002 is a result of the following factors:

     •     Higher revenues and lower manufacturing variances and period costs due to better capacity utilization;

     •     A favorable shift in product mix in the Semiconductor segment in the third quarter of 2002, where revenues from higher margin products grew more than revenues for lower margin products; and

     •     Additional excess inventory and related charges of $4.8 million recorded in the second quarter of 2002 also contributed to the lower margin in that quarter. These charges impacted the Semiconductor segment and were primarily associated with underutilization charges related to a partial idling of our fabrication facilities due to decreased demand. No such charges were recorded in the current quarter. This reflects the improved capacity utilization in our manufacturing facilities since May 2002. Overall factory capacity was reduced as part of the restructuring actions taken in 2001 and early 2002, which has contributed in part to the improvement in capacity utilization in the third quarter of 2002 along with increased demand.

     We expect gross margin to be about 40% in the fourth quarter of 2002.

     Third quarter and nine months ended September 30, 2002 compared to the same periods of 2001

     The consolidated gross profit margin percentage increased to 41% in the third quarter of 2002 from 15% in the same period of 2001. The gross profit margin percentage for the Semiconductor segment increased to 42% from 13% over the same period, while the margin percentage for the Storage Systems segment increased to 36% in the current quarter from 32% in the same period of 2001.

     The consolidated gross profit margin percentage increased to 35% in the first nine months of 2002 from 25% in the same period of 2001. The gross profit margin percentage for the Semiconductor segment increased to 35% from 24%, while the margin percentage for the Storage Systems segment increased to 37% from 29% over the same period.

     The following factors were primarily responsible for these changes in gross profit margins over the above noted periods:

•	Lower manufacturing variances and period costs for the Semiconductor segment in the current period;

•	Lower compensation related expenses due to a decrease in average headcount in 2002 as compared to the same period of 2001; and

•	Lower additional excess inventory and related charges of $0 and $45.5 million for the three and nine months ended September 30, 2002, respectively, as compared to $50.0 million and $158.1 million for the same periods in 2001. The charges in 2002 and for the three months ended September 30, 2001 impacted the Semiconductor segment and were primarily associated with underutilization charges associated with a partial idling of our fabrication facilities due to decreased demand. The charges of $158.1 million for the nine months ended September 30, 2001, including a charge of $6.0 million for the Storage Systems segment, were primarily due to:

- A sudden and significant decrease in forecasted revenue and calculated in accordance with our policy, which is primarily based on inventory levels in excess of 12-month demand for each specific product and use of management judgment; and

- Impairment charges recorded in costs of sales associated with the closure of the Colorado Springs facility in 2001.

     Higher revenues in the current quarter as compared to the third quarter in 2001 also contributed to better margins in the current quarter. However, for the nine months ended September 30, 2002, the above favorable factors were partially offset by a decrease in Semiconductor revenues in the current period as compared to 2001.

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

     Changes in the relative strength of the yen may have a greater impact on our gross profit margin than other foreign exchange fluctuations. This is because we have significant yen-denominated revenues from sales in Japan, which are partially offset by yen-denominated expenses at our wafer fabrication operations in Japan. The yen remained relatively stable compared to the U.S. dollar, that is, the average yen exchange rate for the third quarter of 2002 remained unchanged from the same period of 2001. Moreover, we hedged a portion of our remaining yen exposure. (See Note 6 of the Notes.) Future changes in the relative strength of the yen or mix of foreign currency denominated revenues and costs could have a significant effect on our gross profit margin or operating results.

     Research and development:

	Three months ended			Nine months ended

(in millions)	Sept. 30, 2002	June 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001

Semiconductor segment	$105.4	$105.5	$128.7	$317.3	$359.2
Percentage of segment revenues	26%	30%	37%	29%	29%
Storage Systems segment	$9.0	$7.3	$6.9	$24.3	$22.6
Percentage of segment revenues	10%	9%	15%	11%	14%

Consolidated	$114.4	$112.8	$135.6	$341.6	$381.8

Percentage of revenues	23%	26%	34%	26%	28%

     Third quarter of 2002 compared to the second quarter of 2002

     Research and development (“R&D”) expenses increased $1.6 million or 1% during the third quarter of 2002 from the second quarter of 2002. The increase is mainly attributed to continuing R&D costs of the Mylex business unit, which was acquired from IBM and is included in our consolidated financial statements from August 29, 2002 (See Note 11 of the Notes) and R&D expenditures related to continued development of advanced sub-micron products and process technologies. One of the technologies under development in the current quarter was RapidChip™. The RapidChip platform product combines the high-density, high-performance and proven intellectual property benefits of cell-based ASICs with the advantages of Field Programmable Gate Arrays (FPGAs), such as customization and faster time to market. RapidChip is in the medium-to-lower-end of cell based ASICs and the high end of programmable devices like FPGAs. We believe that this will be one of the most active products in the high-density chip market segment for many years.

     As a percentage of revenues, consolidated R&D expenses decreased to 23% in the third quarter of 2002 from 26% in the second quarter of 2002. For the Semiconductor segment, R&D as a percentage of segment revenues decreased to 26% in the third quarter of 2002 from 30% in the second quarter of 2002 while for the Storage Systems segment, R&D expenses increased to 10% in the current quarter from 9% in the prior quarter. The change in R&D expenses as a percentage of revenues is primarily a result of higher revenues offset by slightly higher R&D expenses in the current quarter as compared to the second quarter of 2002.

     In association with the technology transfer agreement entered into with Silterra in Malaysia during 1999, we did not record any benefit in the third quarter of 2002 as compared to a $2.0 million benefit recorded in the second quarter of 2002. We expect to record a benefit of $2.0 million in the fourth quarter of 2002. The obligations under the technology transfer agreement are substantially complete as of September 30, 2002. (See Note 4 of the Notes.)

     Third quarter and nine months ended September 30, 2002 compared to the same periods of 2001

     R&D expenses, on a consolidated basis, decreased $21.2 million or 16% during the third quarter of 2002 as compared to the third quarter of 2001. R&D expenses for the Semiconductor segment decreased $23.3 million or 18%, while for the Storage Systems segment, R&D expenses increased by $2.1 million or 30% over the same period. R&D expenses for the Semiconductor segment have decreased over the two comparable periods discussed above primarily as a result of the restructuring actions of 2001 and 2002. (See Note 3 of the Notes.) The decrease was offset in part by the following:

•	A lower benefit associated with the technology transfer agreement entered into with Silterra in Malaysia during 1999. (See Note 4 of the Notes.) No benefit was recorded in the third quarter of 2002 as compared to $2 million benefit recorded in the same period of 2001;

•	Continued R&D expenses for the former AMI RAID business, which is a part of the Semiconductor segment and is included in our consolidated financial statements from August 31, 2001; and

•	Expenditures related to continued development of advanced sub-micron products and process technologies, which includes the development of RapidChip.

     While R&D expenses for the Storage Systems segment also decreased over the two comparable periods discussed above due to the restructuring actions of 2001 and 2002, this decrease was offset by additional R&D expenses incurred in the current quarter for the former Mylex business unit of IBM, which is now primarily a part of the Storage Systems segment and is included in our consolidated financial statements from August 29, 2002.

     As a percentage of revenues, consolidated R&D expenses decreased to 23% in the third quarter of 2002 from 34% in the same quarter of 2001. For the Semiconductor segment, R&D expenses as a percentage of revenue decreased to 26% in the third quarter of 2002 from 37% in the same period of 2001 as a result of higher revenues combined with lower R&D expenses as discussed above. R&D expenses as a percentage of revenues for the Storage Systems segment decreased to 10% in the third quarter of 2002 from 15% in the same quarter of 2001 as a result of an increase in revenues offset partly by an increase in R&D expenses in the current period.

     Consolidated R&D expenses decreased $40.2 million or 11% during the first nine months of 2002 as compared to the same period of 2001. During the same period, R&D expenses for the Semiconductor segment decreased $41.9 million or 12%. The decrease in this segment was primarily attributable to the cost cutting measures implemented as part of the restructuring actions in 2001 and 2002. (See Note 3 of the Notes.) The decrease was offset in part by the following:

•	A benefit of $6 million was recorded during the nine months ended September 30, 2002, as compared to $14 million recorded during the nine months ended September 30, 2001. This benefit is associated with a technology transfer agreement entered into with Silterra in Malaysia during 1999 (See Note 4 of the Notes);

•	Continued R&D expenses for the former C-Cube and AMI RAID businesses, which are a part of the Semiconductor segment and included in our consolidated financial statements from May 11, 2001 and August 31, 2001, respectively; and

•	Expenditures related to continued development of advanced sub-micron products and process technologies, which includes the development of RapidChip.

     R&D expenses for the Storage Systems segment increased $1.7 million or 8% in the first nine months of 2002 from the same period of 2001. This increase is mainly due to continuing R&D expenses for the former Mylex business unit of IBM, which was acquired in the current quarter and is included in our consolidated financial statements from August 29, 2001.

     As a percentage of revenues, consolidated R&D expenses decreased to 26% in the first nine months of 2002 from 28% in the same period of 2001. R&D expenses as a percentage of revenues for the Semiconductor segment stayed flat at 29% over the two periods. This is a result of R&D spending reductions offset in part by lower revenues in the current period as compared to the prior period. The spending reductions were a result of the various cost cutting measures as discussed above. R&D expenses as a percentage of revenues for the Storage Systems segment decreased to 11% in the current nine-month period from 14% in the first nine months of 2001 as a result of an increase in revenues offset in part by an increase in R&D expenses in the current period.

     Selling, general and administrative:

	Three months ended			Nine months ended

(in millions)	Sept. 30, 2002	June 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001

Semiconductor segment	$46.8	$45.6	$62.6	$139.1	$185.5
Percentage of segment revenue	12%	13%	18%	13%	15%
Storage Systems segment	$12.3	$11.8	$17.5	$35.5	$51.1
Percentage of segment revenue	14%	14%	39%	15%	32%

Consolidated	$59.1	$57.4	$80.1	$174.6	$236.6

Percentage of revenue	12%	13%	20%	13%	17%

Third quarter of 2002 compared to the second quarter of 2002

     Selling, general and administrative (“SG&A”) expenses increased $1.7 million or 3% during the third quarter of 2002 from the second quarter of 2002. The increase is mainly due to increases in compensation related costs.

     As a percentage of revenues, consolidated SG&A expenses decreased to 12% in the third quarter of 2002 from 13% in the second quarter of 2002. For the Semiconductor segment, SG&A expenses, as a percentage of revenues, decreased to 12% from 13%, and for the Storage Systems segment, it remained flat at 14% over the two consecutive quarters. This decline is mainly a result of higher revenues during the current quarter.

     Third quarter and nine months ended September 30, 2002 compared to the same periods of 2001

     Consolidated SG&A expenses decreased $21.0 million or 26% during the third quarter of 2002 as compared to the third quarter of 2001. SG&A expenses for the Semiconductor segment decreased $15.8 million or 25%, while for the Storage Systems segment, SG&A expenses decreased $5.2 million or 30% over the same period.

     Consolidated SG&A expenses decreased $62.0 million or 26% during the first nine months of 2002 as compared to the same period of 2001. SG&A expenses for the Semiconductor segment decreased $46.4 million or 25% while SG&A expenses for the Storage Systems segment decreased $15.6 million or 31% over the same period. The decrease on a consolidated basis and by segment for the three and nine months ended September 30, 2002 as compared to 2001 was primarily attributable to the various cost cutting measures implemented in 2001 and 2002 (See Note 3 of the Notes). This decrease was offset in part by continued SG&A expenses for the former C-Cube and AMI RAID businesses, which are a part of the Semiconductor segment and included in our consolidated financial statements from May 11, 2001 and August 31, 2001, respectively. Continuing expenses incurred in the current quarter for the former Mylex business unit also offset the decrease in SG&A expenses. The Mylex business unit is primarily a part of the Storage Systems segment and is included in our consolidated financial statements from August 29, 2002 (See Note 11 of the Notes).

     As a percentage of revenues, SG&A expenses decreased to 12% in the third quarter of 2002 from 20% in the third quarter of 2001 on a consolidated basis while for the Semiconductor segment, it decreased to 12% from 18% over the same period. The decrease is a result of savings from SG&A cost cutting measures discussed above, combined with higher revenues in the current quarter.

     Consolidated SG&A expenses decreased to 13% in the first nine months of 2002 from 17% in the same period of 2001 while for the Semiconductor segment, it decreased to 13% from 15% over the same period. The decrease is a result of savings from SG&A cost cutting measures discussed above, offset in part by lower revenues in the current nine-month period as compared to the prior year.

     For the Storage Systems segment, SG&A expenses as a percentage of revenues decreased to 14% in the third quarter of 2002 from 39% in the same period of 2001, and to 15% in the first nine months of 2002 from 32% in the same period of 2001. The decrease for both periods presented is a result of savings in SG&A expenses from the cost cutting measures discussed above, accompanied by higher revenues in the current year as compared to the same periods of the prior year.

     Restructuring of operations and other non-recurring items: We recorded a charge of approximately $13 million and $72 million in restructuring and other non-recurring items for the three and nine months ended September 30, 2002, respectively. The $13 million charge in the current quarter reflects the decrease in the fair market value of assets held for sale. More details of the restructuring and non-recurring items are discussed below. We recorded restructuring and non-recurring charges of approximately $133 million and $192 million for the three and nine months ended September 30, 2001. For a discussion of the 2001 restructuring actions, please refer to our Annual Report on Form 10-K for the year ended December 31, 2001.

Restructuring:

     In the first quarter of 2002, we announced a set of actions to reduce costs and streamline operations. These actions included a worldwide reduction in workforce, downsizing our manufacturing operations in Tsukuba, Japan and the decision to exit the CDMA handset standard product line. During the three months ended March 31, 2002, we recorded a restructuring charge for severance for approximately 1,400 employees worldwide, fixed asset write-downs due to impairment in the U.S. and Japan that will be disposed of by sale, and exit costs primarily associated with cancelled contracts and operating leases. In the second quarter of 2002, we completed the sale of the CDMA handset product line to a third party, recognizing a net gain of approximately $6 million.

     On January 1, 2002, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. The adoption did not have a significant effect on our financial position and results of operations.

     Assets held for sale of $77 million and $89 million were included as a component of prepaid expenses and other current assets as of September 30, 2002 and December 31, 2001, respectively. In September 2002, we recorded $13 million of additional fixed asset write-downs to reflect the decrease in the fair market value of the assets during the period. The fair value of assets determined to be impaired was the result of independent appraisals and the use of management estimates. Given that current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that we will realize the current net book value for the assets. We will reassess the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary.

     The following table sets forth our restructuring reserves as of September 30, 2002:

	Balance at	Restructuring			Restructuring		Balance at
	December 31,	Expense	Utilized Q1	Utilized Q1	Expense	Utilized Q3	September 30,
(In thousands)	2001	Q1 2002	2002	2002	Q3 2002	2002	2002

Write-down of excess assets(a)	$3,762	$25,933	$(27,623)	$(765)	$12,985	$(13,271)	$1,021
Lease terminations and maintenance contracts(c)	10,695	12,871	(1,623)	(1,066)	—	(1,669)	19,208
Facility closure and other exit costs(c)	14,153	415	(3,142)	(2,723)	—	(2,349)	6,354
Payments to employees for severance(b)	724	27,490	(10,352)	(9,932)	—	(1,806)	6,124

Total	$29,334	$66,709	$(42,740)	$(14,486)	$12,985	$(19,095)	$32,707

(a)	Amounts utilized in 2002 reflect a non-cash write-down of fixed assets in the U.S. and Japan due to impairment of $38.3 million and cash payments for machinery and equipment decommissioning costs of $3.3 million. The fixed asset write-downs were accounted for as a reduction of the assets and did not result in a liability. The $1.0 million balance as of September 30, 2002 relates to machinery and equipment decommissioning costs in the U.S.

(b)	Amounts utilized represent cash severance payments to approximately 80 and 1,230 employees during the three and nine months ended September 30, 2002, respectively. The $6.1 million balance as of September 30, 2002 will be paid by early 2003.

(c)	Amounts utilized represent cash payments.

Other non-recurring items:

     We recorded a net gain of approximately $2 million in other non-recurring items during the first quarter of 2002, which consisted of a nonrefundable deposit paid to us in the first quarter of 2002 related to the termination of the agreement to sell the Colorado Springs fabrication facility during 2001, offset in part by operating expenses for the CDMA handset product line held for sale.

     Acquired in-process research and development: An amount of $1.9 million was recorded for in-process research and development (“IPR&D”) in the current quarter in connection with the acquisition of the Mylex business unit from IBM. No amounts were recorded for IPR&D in the first two quarters of 2002. In the second and third quarters of 2001, in connection with the acquisitions of C-Cube and the RAID business of AMI, we recorded charges of $77.5 million and $19.1 million associated with IPR&D, respectively. The amount of IPR&D was determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed as of the acquisition date. For further discussion of the C-Cube and AMI acquisitions, please refer to our Annual Report on Form 10-K.

     Mylex IPR&D. As of the acquisition date, the projects in process were for development of storage systems hardware, firmware and subsystem components technology.

     The value of the projects identified to be in progress were determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The percentage of completion for the projects were determined based on research and development expenses incurred as of August 29, 2002, as a percentage of total research and development expenses to bring the projects to technological feasibility. The discount rate used was 25% for the projects. Development of storage systems hardware technology was started in 2000. Development of firmware and subsystems components technology was started in 2002. As of August 29, 2002, we estimated that the projects were from 10% to 50% complete.

     Development of the technology remains a substantial risk due to a number of factors, including the remaining effort to achieve technological feasibility, rapidly changing customer markets and competitive threats from other companies. Additionally, the value of other intangible assets acquired may become impaired.

     Amortization of intangibles: We adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. As a result, goodwill is no longer amortized, but is instead tested for impairment annually or sooner if circumstances indicate that it may no longer be recoverable. In addition, intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 “Business Combinations” have been reclassified to goodwill. (See Note 2 of the Notes.)

     Amortization of intangible assets was $19.7 million and $19.1 million for the second and third quarters of 2002, respectively. The increase over the prior quarter is due to the additional amortization of intangible assets recorded in the current quarter in connection with acquisition of the Mylex business unit.

     Amortization of goodwill and other intangibles was $57.7 million for the three months ended September 30, 2001. Amortization of intangible assets was $58.0 million for the first nine months of 2002 as compared to $128.3 million for the same period of 2001. The decrease is primarily attributable to the adoption of SFAS Nos. 141 and 142 as discussed above, offset by the additional intangible assets and related amortization recorded in connection with the acquisitions of the Mylex business unit in the current quarter and the RAID business of AMI in the third quarter of 2001. We had approximately $301.4 million of intangible assets, net of accumulated amortization that will continue to amortize as of September 30, 2002.

     Amortization of non-cash deferred stock compensation: Amortization of non-cash deferred stock compensation of $14.2 million and $65.0 million for the three and nine months ended September 30, 2002, respectively, is a result of non-cash deferred stock compensation recorded in connection with the acquisitions of C-Cube and the RAID business during the second and third quarters of 2001, respectively, Syntax in the fourth quarter of 2000 and DataPath in the third quarter of 2000. The expense due to amortization of non-cash deferred stock compensation was $26.8 million and $75.9 million for the three and nine months ended September 30, 2001, respectively. No deferred stock compensation was recorded in connection with the acquisition of the Mylex business unit in the current quarter.

     Interest expense: Interest expense decreased by $5.4 million to $10.1 million in the third quarter of 2002 from $15.5 million in the second quarter of 2002. The decrease is due to a reduction in the effective interest rate payable on the Convertible Subordinated Notes as a result of the interest rate swap transactions (“the swaps”) entered into in the second quarter of 2002 as explained below.

     Interest expense remained relatively flat at $10 million in the third quarter of 2002 and 2001. Interest expense increased $11.6 million to $41.4 million in the first nine months of 2002 from $29.8 million in the same period of 2001. The increases in the current periods of 2002 as compared to the same periods of 2001 are primarily attributable to higher debt outstanding as of September 30, 2002 due to the issuance of the 4% Convertible Subordinated Notes for $490 million in October 2001, offset by the reduction in the effective interest rate payable as a result of the swaps on the Convertible Subordinated Notes entered into in the second quarter of 2002 as explained below.

     We entered into interest rate swap transactions with various investment banks in June 2002. The swaps effectively convert fixed interest payments on $1.085 billion Convertible Subordinated Notes to LIBOR-based floating rates. The swaps are intended to better match interest rate risk between our investment portfolio (See Note 5 of the Notes), which generates interest income at floating rates, and our debt, which bears a fixed interest payment. See our Annual Report on Form 10-K for a discussion of the Convertible Subordinated Notes. The swaps qualify for hedge accounting treatment under SFAS No. 133. (See Note 12 of the Notes.)

     In September 2002, we repurchased $87.4 million of the $500 million 4% Convertible Subordinated Notes issued in 2000, recognizing a pre-tax gain of $11.6 million. We have adopted the provisions of Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” related to extinguishment of debt. As a result, the gain on the repurchase of debt is included in interest income and other, net, on the income statement. In October 2002, an additional $47.6 million of Convertible Subordinated Notes were repurchased, resulting in a pre-tax gain of $2.7 million to be recognized in the fourth quarter of 2002.

     Interest income and other, net: Interest income and other, net, was $14.1 million in the third quarter of 2002 as compared to $2.6 million in the second quarter of 2002. Interest income increased to $11.7 million in the current quarter from $6.4 million in the second quarter of 2002. The increase in interest income is mainly due to improved returns on our short-term investments. Other income of $2.4 million in the current quarter included a gain of $11.6 million on the repurchase of a portion on the 2000 Convertible

Subordinated Notes (See Note 12 of the Notes) and a gain on miscellaneous asset sales offset in part by a write down of certain equity investments for $9.9 million due to impairment considered to be other than temporary. (See Note 5 of the Notes.)

     In the third quarter of 2002, interest income and other, net, increased $10.2 million to $14.1 million from $3.9 million in the third quarter of 2001. Interest income increased to $11.7 million in the current quarter from $9.2 million in the third quarter of 2001. The increase in interest income is mainly due to improved returns on higher cash and short-term investment balances, partially offset by lower interest rates in the current quarter. Other income, net, also increased in the current quarter primarily due to the $11.6 million gain recorded on the repurchase of a portion of the 2000 Convertible Subordinated Notes.

     In the first nine months of 2002, interest income and other, net, decreased $1.5 million to $20.4 million from $21.9 million in the same period of 2001. Interest income decreased to $23.6 million year to date in 2002 from $37.0 million in the same period of 2001. The decrease in interest income is attributable to lower interest rates during the current year as compared to the prior year. In the third quarter and first nine months of 2001, other expense of $5.3 million and $15.1 million included expenses due to a write down of equity investments due to impairment considered to be other than temporary, the write-off of debt issuance costs associated with a master lease and security agreement and the time value of purchased option contracts, offset by a gain on sale of securities in the first quarter of 2001. (See Notes 5 and 6 of the Notes.)

     Provision for income taxes: During the three months ended September 30, 2002, we recorded an income tax expense of $7.9 million. The expense relates to income taxes for certain foreign subsidiaries. For the nine months ended September 30, 2002, we recorded an income tax benefit of $4.3 million. The benefit is the result of changes in the U.S. tax laws, which were enacted in the first quarter of 2002, reduced by income taxes for certain foreign subsidiaries. The future benefit of certain operating losses is not currently being recognized. For the three and nine months ended September 30, 2001, an income tax benefit was recorded in the amount of $0 and $39.2 million, respectively. This benefit differs from the U.S. statutory rate due to certain operating losses not benefited, losses of our foreign subsidiaries, which are benefited at lower rates, and items related to acquisitions, which are not deductible for tax purposes.

Financial Condition, Capital Resources and Liquidity

     Cash, cash equivalents and short-term investments decreased to $943.5 million at September 30, 2002 from $1.0 billion at December 31, 2001. The decrease is mainly due to the cash paid for the acquisition of the Mylex business unit from IBM (See Note 11 of the Notes) and the repurchase of the 2000 Convertible Subordinated Notes in the current quarter (See Note 12 of the Notes), offset by net cash provided by operating activities.

     Working capital. Working capital decreased by $30.6 million to $1.28 billion at September 30, 2002 from $1.31 billion as of December 31, 2001. Working capital in the first nine months of the current year was impacted by the following activities:

•	We completed the acquisition of the Mylex business unit from IBM in the current quarter for $50.5 million in cash, including $0.5 million incurred for direct acquisition costs;

•	We repurchased $87.4 million of the $500 million 4% Convertible Subordinated Notes issued in 2000, recognizing a pre-tax gain of $11.6 million. We paid $50.3 million cash for this repurchase in the current quarter and the balance of $25.5 million was settled in the fourth quarter of 2002;

•	Inventories declined by $32.9 million due to reduced purchases of raw materials, increased production through-put and increased sales in the current quarter as compared to the fourth quarter of 2001;

•	Prepaid expenses and other current assets declined by $21.7 million primarily due to a decrease in assets held for sale due to a write-down resulting from a decline in the fair market value of the assets, miscellaneous asset sales and other non-cash transfers from non-current assets and deposits to prepaid expenses and other current assets in association with the synthetic lease (See Notes 3 and 12 of the Notes);

•	Higher accrued salaries, wages and benefits due to timing differences in payment of salaries, offset by lower payroll costs as a result of the various restructuring actions taken in 2001 and January 2002; and

•	Accrued and other liabilities increased by $23.0 million, primarily due to an increase of $25.5 million payable for the repurchase of the 2000 Convertible Subordinated Notes (See Note 12 of the Notes) not paid until the fourth quarter of 2002, and changes in restructuring-related accruals.

     The decrease in working capital was offset, in part, by the following:

•	Accounts receivable increased by $109.4 million from $191.7 million at December 31, 2001 to $301.1 million at September 30, 2002. This increase is attributable to increased revenues in the third quarter of the current year as compared to the fourth quarter of 2001, and by timing differences in collections in the current quarter;

•	Accounts payable were lower by $20.6 million at September 30, 2002 as compared to December 31, 2001 due to lower purchases in the current quarter; and

•	Lower income taxes payable due to the net income tax benefit recorded in the current year.

     Cash and cash equivalents generated from operating activities. During the first nine months of 2002, we provided $43.7 million of net cash and cash equivalents from operating activities compared to $95.5 million generated in the same period in 2001. The decrease in cash and cash equivalents provided by operating activities was the result of higher net income (before depreciation and amortization; non-cash restructuring and non-recurring items, net; amortization of non-cash deferred stock compensation, IPR&D and loss on write down of equity securities) for the first nine months of 2002 when compared to the same period in 2001, offset by changes in working capital over the two periods. Cash decreased by $76.1 million in the current nine-month period as compared to an increase of $91.2 million in the prior period due to changes in working capital.

     Cash and cash equivalents used in investing activities. Cash and cash equivalents used in investing activities was $306.4 million in the first nine months of 2002, compared to $161.8 million used in the same period in 2001. The primary investing activities during the current year as compared to the same period in 2001 were as follows:

•	Purchases of debt and equity securities available for sale, net of maturities and sales in the current year as compared to net sales in 2001;

•	Lower purchases of property and equipment, net of retirements;

•	Lower additional investments in non-current assets and deposits in the current year; and

•	Lower cash paid in the current year towards acquisition of companies.

     Net capital additions were $23.2 million in the current year as compared to $151.4 million for the same period in 2001. We expect total capital expenditures to be about $50 million in 2002.

     Cash and cash equivalents provided by financing activities. Cash and cash equivalents used in financing activities during the nine months ended September 30, 2002 were $24.6 million compared to $253.0 million provided in 2001. The decrease is primarily attributable to the lack of new borrowings in 2002 (as compared to $200.0 million borrowed in 2001) and payment of $50.6 million towards the repurchase of the 2000 Convertible Subordinated Notes in the current year (See Note 12 of the Notes), accompanied by lower net cash proceeds from our employee stock option and purchase plans in 2002 as compared to 2001.

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

     As of September 30, 2002, we have Convertible Subordinated Notes of $345 million due in 2004, $413 million due in 2005, and $490 million due in 2006. All the Convertible Notes are convertible at the holder’s option, at any time after 60 days following issuance, into shares of our company’s common stock. The Notes are redeemable at our option, in whole or in part, on at least 30 days notice at any time on or after the call date, which is two years before the due date. Each holder of the Notes has the right to cause us to repurchase all of such holder’s convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change, which includes a transaction or event such as an exchange offer, liquidation, tender offer, consolidation, merger or combination. Fluctuations in our stock price impact the prices of our outstanding convertible securities and the likelihood of the convertible securities being converted into cash or equity. If we are required to redeem any of the convertible securities for cash it may affect our liquidity position. However, we believe that our current cash position and expected future operating cash flows will be adequate to meet these obligations as they mature, in the event they don’t convert to equity.

     In September 2002, we repurchased $87.4 million of the $500 million 4% Convertible Subordinated Notes issued in 2000, recognizing a pre-tax gain of $11.6 million. The gain on the repurchase of debt is included in interest income and other, net, on the income statement. In October 2002, an additional $47.6 million of Convertible Subordinated Notes were repurchased, resulting in a pre-tax gain of $2.7 million to be recognized in the fourth quarter of 2002. From time to time, we may buy back additional Convertible Subordinated Notes.

     As of September 30, 2002, we had operating leases financing certain wafer fabrication equipment (See Note 14 of the Notes).

     The following table summarizes our contractual obligations at September 30, 2002 and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments due by period

(in millions)	Less than 1 year	1-3 years	4-5 years	After 5 years	Total

Contractual Obligations
Convertible Subordinated Notes*	$—	$757.6	$490.0	$—	$1,247.6
Operating lease obligations	32.6	52.5	27.3	—	112.4
Capital lease obligations	0.3	0.8	—	—	1.1

Total	$32.9	$810.9	$517.3	$—	$1,361.1

*	Excludes the change in fair value of the interest rate risk on the Convertible Subordinated Notes of $39.0 million at September 30, 2002. See Note 12 of the Notes.

Recent Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Statement (“SFAS”) No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections”. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”, as well as SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. This Statement also amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We early adopted SFAS No. 145 in the current quarter.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. We are required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. We do not anticipate that the adoption of this statement will have a material impact on our consolidated balance sheet or statement of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     In the second quarter of 2002, we entered into interest rate swap transactions (“the swaps”) with various investment banks. (See Note 12 of the Notes.) The objective of entering into the swaps was to better match interest rate risk between our investment portfolio (See Note 5 of the Notes), which generates interest income at floating rates and our Convertible Subordinated Notes, which bears interest at fixed rates. The swaps effectively convert the fixed interest payments on $1.085 billion of the Convertible Subordinated Notes to LIBOR-based floating rates. The swaps qualify for hedge accounting treatment under SFAS No. 133. The mark-to-market accounting for the swaps in accordance with SFAS No. 133 did not have a significant impact on our results of operations for the three or nine months ended September 30, 2002.

     There have been no other significant changes in the market risk disclosures during the nine months ended September 30, 2002, as compared to the discussion in Part II of our Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4. Controls and Procedures

     We maintain a rigorous set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures pursuant to Rule 13a — 14 of the Securities Exchange Act within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective to timely alert them to material information relating to our company required to be disclosed in our filings with the Securities and Exchange Commission. Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

Item 1. Legal Proceedings

     Reference is made to our most recent Form 10-K with respect to Item 3, Legal Proceedings for a discussion of certain pending legal proceedings and the matter pertaining to our Canadian subsidiary (“LSI Canada”). During July 2002, we (including LSI Canada) entered into a negotiated settlement (“Settlement”) with those parties who represent a substantial majority of the dissenting shares and who were the complainants in the related claim seeking relief for oppression. As a result and in accordance with the provisions of the Settlement, the Court was asked by the parties to the Settlement to find and so order that payment by LSI Canada of the proposed all-inclusive settlement proceeds would fully satisfy the obligation of LSI Canada to pay fair value and any related claims for interest and costs for all of the dissenting shares, that the parties to the Settlement may bind all other dissenting shares to such result and to order certain other actions be taken that would cause a full and final resolution of including all claims that are or may be associated with the matter, including a complete dismissal, with prejudice, of the related claim for relief from oppression. The Court did issue an Order and Judgment consistent with the parties’ requests, which became effective on August 30, 2002. As of September 30, 2002, the period during which any appeals could have been made, expired. The matter has been fully and finally resolved and there has been no material adverse effect on our company.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Certification of Chief Executive Officer pursuant to pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
99.4	Certification of Chief Financial Officer pursuant to pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
99.5	LSI Logic Corporation Tender Offer Statement. (Incorporated by reference to exhibits filed with the Registrant’s Schedule TO filed on August 20, 2002)
99.6	LSI Logic Corporation Amendment Number 1 to Tender Offer Statement. (Incorporated by reference to exhibits filed with the Registrant’s Schedule TO filed on August 23, 2002)
99.7	LSI Logic Corporation Amendment Number 2 to Tender Offer Statement. (Incorporated by reference to exhibits filed with the Registrant’s Schedule TO filed on September 27, 2002.)

(b)  Reports on Form 8-K

     On July 25, 2002, pursuant to Items 5 and 7 to report information set forth in the Registrant’s news release dated July 24, 2002.

     On August 7, 2002, pursuant to Item 9 to report sworn statements of the Registrant’s Principal Executive Officer, Wilfred J. Corrigan, and the Principal Financial Officer, Bryon Look, of LSI Logic Corporation pursuant to the Securities Exchange Commission Order No. 4-460.

     On September 5, 2002, pursuant to Items 5 and 7 to report information set forth in the Registrant’s news release dated September 4, 2002.

     On November 5, 2002, pursuant to Items 5 and 7 to report information set forth in the Registrant’s news release dated October 23, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSI LOGIC CORPORATION (Registrant)

Date: November 12, 2002	By	/s/ Bryon Look

Bryon Look Executive Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Certification of Chief Executive Officer pursuant to pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

99.4	Certification of Chief Financial Officer pursuant to pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
99.5	LSI Logic Corporation Tender Offer Statement. (Incorporated by reference to exhibits filed with the Registrant’s Schedule TO filed on August 20, 2002)
99.6	LSI Logic Corporation Amendment Number 1 to Tender Offer Statement. (Incorporated by reference to exhibits filed with the Registrant’s Schedule TO filed on August 23, 2002)
99.7	LSI Logic Corporation Amendment Number 2 to Tender Offer Statement. (Incorporated by reference to exhibits filed with the Registrant’s Schedule TO filed on September 27, 2002.)