Form 10-K
period 2002-12-31
LSI LOGIC CORP
filed 2003-03-21
CIK 703360

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-K
                                ----------------
       (Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from_______to_______.

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

           Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each Exchange
        Title of each class                  on which registered
 -------------------------------           ------------------------
 Common Stock, $0.01 par value             New York Stock Exchange
 Preferred Share Purchase Rights           New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on June 30, 2002, as reported on the New York Stock Exchange, was approximately $8.75. Shares of Common Stock held by each executive officer and director and by each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 7, 2003, the Registrant had 375,208,474 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following document are incorporated by reference into Part III of this Form 10-K Report: Proxy Statement for Registrant's 2003 Annual Meeting of Stockholders.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) YES [X] No [ ]
================================================================================

                          FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including the risk factors set forth below and elsewhere in this Report. See "Risk Factors" in Part I, Item 1 and "Factors that may Affect Future Results" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 below. Statements made herein are as of the date of the filing of this Form 10-K with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. We expressly disclaim any obligation to update information presented herein, except as may otherwise be required by law.

                                    PART I

Item 1. Business

General
     LSI Logic Corporation (together with its subsidiaries collectively referred to as "LSI Logic" or the "Company" and referred to as "we", "us" and "our") is a leader in the design, development, manufacture and marketing of complex, high-performance integrated circuits and storage systems. We are focused on four markets: communications, consumer products, storage components and storage systems. Our integrated circuits are used in a wide range of communication devices, including devices used for wireless and broadband data networking applications. We also provide other types of integrated circuit products and board-level products for use in consumer applications, high-performance storage controllers and systems for storage area networks.

     We operate in two segments -- the Semiconductor segment and the Storage Systems segment -- in which we offer products and services for a variety of electronic systems applications. Our products are marketed primarily to original equipment manufacturers ("OEMs") who sell products targeted for applications in our major markets.

     In the Semiconductor segment, we use advanced process technologies and comprehensive design methodologies to design, develop, manufacture and market highly complex integrated circuits ("ICs"). These system-on-a-chip solutions include both application specific integrated circuits, commonly referred to as ASICs, and standard products. Semiconductor segment product offerings also include redundant array of independent disks ("RAID") host bus adapters and related products and services. ASICs are designed for specific applications defined by the customer, whereas standard products are for market applications that we define. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II.

     We have developed methods of designing integrated circuits based on a library of building blocks of industry-standard electronic functions, interfaces and protocols. Among these is our CoreWare[RegTM] design methodology. Our advanced submicron manufacturing process technologies allow our customers to combine one or more CoreWare library elements with memory and their own proprietary logic to integrate a highly complex, system-level solution on a single chip. We have developed and use complementary metal oxide semiconductor ("CMOS") process technologies to manufacture our integrated circuits.

     In the Storage Systems segment, our enterprise storage systems are designed, manufactured and sold by our wholly owned subsidiary -- LSI Logic Storage Systems, Inc. Our high-performance, highly scalable open storage area network systems and storage solutions are available through leading OEMs and a specialized network of resellers. Products and solutions distributed through these channels may exclude LSI Logic Storage Systems' brand identification. When included, LSI Logic Storage Systems' brand identity may appear alone or in tandem with OEM brand identification.

     LSI Logic Corporation was incorporated in California on November 6, 1980, and was reincorporated in Delaware on June 11, 1987. Our principal offices are located at 1621 Barber Lane, Milpitas, California 95035, and our telephone number at that location is (408) 433-8000. Our home page on the Internet is www.lsilogic.com. The contents of this website are not incorporated in or otherwise to be regarded as part of this annual report on Form 10-K. Copies of this and other annual reports, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports are available free of charge on our website as soon as reasonably practical after such documents are filed electronically with the Securities and Exchange Commission.

Business Strategy

Semiconductor Business Strategy

     Our objective is to continue our industry leadership in the design, development, manufacture and marketing of highly integrated, complex integrated circuits and other electronic components and system-level products that provide our customers with silicon-based system-level solutions. To achieve this objective, our business strategy includes the following key elements:

     - Target Growth Markets and Selected Customers. We concentrate our sales and marketing efforts on leading OEM customers in targeted growth markets, including communications, consumer and storage components applications. Our engineering expertise is focused on developing technologies that will meet the needs of leading-edge customers in order to succeed in these market areas.

     - Emphasize CoreWare Methodology and System-on-a-Chip Capability. Our CoreWare design methodology enables the integration of one or more pre-designed circuit elements with customer-specified elements and memory to create system capabilities on a single chip. This results in higher product functionality, higher performance, greater differentiation and faster time to market. We also have used this design methodology to develop proprietary standard products.

     -Promote Highly Integrated Design and Manufacturing Technology. We use proprietary and leading third-party electronic design automation, or EDA, software design tools. Our design tool environment is highly integrated with our manufacturing process requirements so that it will accurately simulate product performance. This integration reduces design time and project cost. We continually evaluate and, as appropriate, develop expertise with third-party EDA tools from leading and emerging suppliers of such products.

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

     - Maintain High-Quality and Cost-Effective Manufacturing. We operate our own manufacturing facilities in order to control our deployment of advanced wafer fabrication technology, our manufacturing costs and our response to customer delivery requirements. We also use independent wafer foundry services when appropriate. We perform substantially all of our packaging, assembly and final test operations through subcontractors in Asia. Our production operations in Gresham, Oregon, and Tsukuba, Japan, are ISO-9002 and ISO-14000 certified and our assembly and test subcontractors in Asia are ISO-9002 certified, which are important international measures for quality and environmental stewardship.

     - Leverage Alliances with Key Partners. We are continually seeking to establish relationships with key partners in a diverse range of semiconductor technologies to promote new products, services, operating standards and manufacturing capabilities and to avail ourselves of cost efficiencies that may be obtained through collaborative development.

     - Develop and Drive Industry Standards to Achieve Market Advantage. We are a leader in developing and promoting important industry standard architectures, functions, protocols and interfaces. We believe that this strategy will enable us to quickly launch new standard-based products, allowing our customers to achieve time-to-market and other competitive advantages.

     - Operate Worldwide. We market our products and engage with our customers on a worldwide basis through direct sales, marketing and field technical staff and through independent sales representatives and distributors. Our network of design centers located in major markets allows us to provide customers with highly experienced engineers, to interact with customer engineering management and system architects, to develop designs for new products and to provide continuing after-sale customer support.

Storage Systems Business Strategy

     - Highly Leveraged Core Competencies. In the Storage Systems market, we leverage expertise used to develop our semiconductors, storage input/output components, storage management software and storage systems in the development of scalable storage solutions. We use the full scope of our technical expertise to design and develop interoperable, easy-to-manage, leading price/performance products.

     - Modular Design Philosophy. Our flexible approach to storage system design allows elements of a system to be configured and/or customized together or separately to meet customer requirements. Benefits to our customers include investment protection, reduced support costs and a common management interface and features. This allows customers to start with pilot projects and later scale to full implementation.

     - Flexible Business Models. Our strategy is to provide flexible, customizable solutions with room for value-added components, software and services provided by the channel. In addition to providing engineering services, we provide sales training and marketing assistance both to our OEM customers and to their end-customers. Our modular product set allows OEMs and resellers to devise a solution to best meet their needs and to satisfy customers.

     - Leveraged Alliances. In January 2002, the Company and Storage Technology Corporation ("StorageTek") announced an alliance under which StorageTek became the worldwide master distributor of co-branded open storage products.

     - Expanded Opportunities through Acquisitions. In August 2002, we completed the asset purchase of the Mylex business unit of IBM Corporation ("IBM"). The acquisition expanded the engineering capacity and expertise of the Company to develop new products in the expanding entry-level storage systems space. We also gained access to the Mylex sales channels and an expanded customer base in new geographic markets.

Technology, Products and Services

ASIC Technology

     Our CoreWare design methodology offers a comprehensive design approach for creating a system-on-a-chip efficiently, predictably and rapidly. Our CoreWare libraries include high-level intellectual property building blocks created around industry standards. Our CoreWare cells are connected electronically with other memory and logic elements to form an entire system on a single chip. These system-on-a-chip solutions serve our customers in the communications, consumer and storage markets.

     Our continued emphasis on cell-based product lines reflects the market preference for use of this methodology to develop advanced integrated circuits. Customers obtain greater flexibility in the design of system-level products using our cell-based technology than they do with other technologies.

     We have expanded our technology product offerings to include the RapidChipTM product in addition to our cell-based product lines. Introduced in the third quarter of 2002, our new RapidChip product addresses a growing market need for flexible, cost-effective and a fast time-to-market solution with performance comparable to cell-based ASICs and at a cost significantly lower than field programmable gate arrays ("FPGAs"). RapidChip is an innovative semiconductor platform set to reshape the way complex chips are designed and manufactured. A key feature of RapidChip is the customer-friendly interface that dramatically simplifies the underlying complexity of the design tools and flows associated with system-on-a-chip design. Rule sets automatically manage architectural design, verification and physical design. As a result, design schedules for high-performance chips can be very predictable.

     LSI works with customers to pre-define RapidSlicesTM applicable to the communications, consumer and storage market segments to provide the basis for rapid personalization of the RapidChip to help meet the customer product objectives. A slice is a pre-manufactured chip in which all silicon-based layers have been built, leaving the top metal layers to be completed with the customer's unique intellectual property. In January 2003, we introduced the first offering in the RapidChip configurable product family. Featuring 20 gigabits per second of full-duplex throughput, StreamSlice targets, high-end switches, routers and other communications system applications. We believe the RapidChip platform product fills a growing gap between the traditional ASIC and FPGA solutions, complementing our ASIC product offerings.

     Typically, the ASIC design process involves participation by both LSI Logic and customer engineers. We engage our customers early in their new system product development process and accept large design assignments where we share development costs with the customer. We provide advice on the product design strategies to optimize product performance and suitability for the targeted application. In addition, our capabilities include support in the areas of architecture and system-level design simulation, verification and synthesis used in the development of complex integrated circuits.

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

Semiconductor Products

     In our semiconductor components business, we design, manufacture and supply ASICs, standard products, host adapter boards and RAID host adapter board software to customers competing in global communications, consumer and storage markets.

     ASICs are semiconductors that are designed for unique, customer-specified applications. Standard products are developed for market applications we define and are targeted to be sold to multiple customers. Both ASIC and standard products are sold to customers for incorporation into system level products and may incorporate our intellectual property building blocks. Our ASICs and standard products are predominantly designed and manufactured using our proprietary process technologies.

     Communications

     LSI Logic offers highly integrated, high-performance, system-on-a-chip silicon solutions for use in the design of communications equipment. We focus on serving customers who develop systems for the Enterprise, Metropolitan, and Wide Area Network sectors.

     Leading edge switches and routers require multi-gigabit throughput capability. LSI Logic's HyperPHY[RegTM] SERDES (Serializer-Deserializer) technology enables chip-to-chip and back-plane connectivity at speeds in excess of 3Gbits/second. We also provide our customers with CoreWare intellectual property in support of key industry standard interconnect technologies including RapidIO, HyperTransport, SPI-4, 5, SFI-4, 5, NPSI and 10/100/1G/ 10G Ethernet.

     In addition to customer logic, our solutions incorporate embedded ARM, MIPS, digital signal processors ("DSPs") as well as memory structures and mixed-signal cores. We provide each customer with the opportunity to deliver unique value in a custom silicon device.

     Consumer Products. For the consumer market, we offer a broad array of products, including both standard products and custom solutions.

   o Consumer standard products. We design, develop, manufacture and market semiconductor devices, software and reference designs for digital video and audio applications, enabling new digital video and audio applications. We are focused on providing solutions into rapidly growing applications such as DVD players, digital set-top boxes, cable modems, broadcast encoders, video editing systems, as well as emerging applications such as DVD recorders, home servers, residential gateways and personal video recorders.

   o Consumer custom solutions. We also offer systems-on-a-chip for consumer applications. We focus on consumer market segments employing our intellectual property portfolio, design methodology and turn-key product offerings (including manufacturing, assembly and test) to provide a customized solution. Our main focus is in the video game console market. Other market opportunities include digital cameras and camcorders, portable digital audio and video, automobile infotainment (GPS, digital radio and backseat entertainment), personal digital assistant multimedia products and other emerging multimedia applications where an effective standard solution is not currently available.

   o DSL products. We provide standard products, device and applications software and reference designs for DSL modems, Home Gateways and embedded DSL applications. We are focused on the network-centric modem market for which we provide a complete reference platform. We also provide a variety of home connectivity solutions, both wired and wireless, based on this platform.

     Storage Components

     Our ASIC and standard product solutions offered to customers in worldwide storage component markets make possible data storage and transmission between a host computer and peripheral devices such as magnetic and optical disk drives, scanners, printers and disk and tape-based storage systems. We offer industry leading standard products in Fibre Channel and SCSI, including host adapter ICs for motherboard or adapter applications, SCSI expander ICs, PCI-based host adapter boards and LSI's Fusion-MPTTM software drivers for these product families.

     In addition, we offer a wide range of RAID storage solutions, including our IDEal software-based RAID product, integrated RAID in our Fusion-MPT based-storage IC and adapter products, MegaRAID[RegTM], RAID on Motherboard single chip solutions, and a family of PCI-RAID host adapters featuring ATA, Serial ATA, SCSI and Fibre Channel interfaces, along with fully featured software and utilities for storage configuration and management.

     We also offer solutions using our ASIC technology to customers who develop Fibre Channel storage area network ("SAN") switches and host adapters, storage systems, hard disk drive and tape peripherals. Our Fibre Channel offerings include the GigaBlaze high performance serial transceiver supporting Fibre Channel, Serial ATA, Gigabit Ethernet, Infiniband, Serial Attach SCSI and PCI-Express industry standards and the Merlin[RegTM] family of high-performance Fibre Channel protocol controllers.

     In August 2002, we completed an asset purchase of IBM's Mylex business unit. Through this acquisition, the Mylex PCI-RAID products and technologies became a part of the Storage Components group and enhanced our presence in the storage market.

Storage Systems Products

     In the Storage Systems segment, we offer a broad line of network storage that spans customer enterprises from workgroup to data center. Our product lines range from intelligent controller and drive modules to complete storage systems. These offerings allow our products to be integrated on a component basis or configured into a complete storage solution, increasing OEM flexibility in creating differentiated products. Modular products also allow our indirect channel partners to customize solutions, bundling our products with value-added components, software and services.

     - Storage Systems. Our complete storage systems are based on highly available and scalable hardware and software components integrated into fully tested SAN solutions for the enterprise market.

   o E-Series Branded. Our E-Series storage systems for SANs combine Fibre Channel performance with our proprietary multi-pathing architecture to deliver high performance for a wide variety of applications. Highly available and fully redundant dual-active controllers, efficiently managed with SANtricityTM Storage Manager software, differentiate our storage products from those of our competitors.

     The E-Series storage family supports all high-use operating systems, including Windows NT, SolarisTM, HP-UX, AIX, SGI, IRIX, NetWare and Linux platforms. Our products allow customers to dynamically increase storage capacity from 72 gigabytes (billions of information bytes) to as much as 33 terabytes (trillions of information bytes) per system. Customers can expand storage to their computer applications, maintain redundant records and change configurations even when their systems are operating. The result is a growth-oriented, highly available and easy to manage system.

   o Unbranded. Our unbranded storage systems for SANs provide similar performance and features found in the branded family, but are marketed and sold through OEM relationships.

   o Storage Controller Modules. Our storage controller modules support medium (1 Gbit/second) and high speed (2 Gbits/second) Fibre channel interfaces. The controllers deliver superior performance for both high transaction volumes and large data block workloads. Combined with our drive modules, each controller module manages scalable capacity up to 33 terabytes. Modules are available in either rack-mounted or desk side configurations. Other features include HotScale technology for dynamic system expansion and reconfiguration, redundant dual-active controllers and automatic fail-over for maximum data availability.

   o Storage Drive Modules. Our storage drive modules increase storage capacity and performance as needs change. Drive modules use on-board intelligence to monitor power, temperature and fans, and to relay information back to the controller. Advanced technology from industry disk drive vendors is integrated into the modules to maximize capacity and minimize floor space requirements

     - SANtricity Storage Manager Software. This storage management software enables users to consolidate storage through the SANshare storage-partitioning feature. In addition, this software provides a single management interface and remote access capabilities, allowing centralized management of all MetaStor storage. An enhanced graphical user interface makes the software quite easy to use. Other features provide for automatic device discovery and one-button configuration.

     - Storage Virtualization. The ContinuStor[RegTM] Director is an intelligent storage management system that provides storage virtualization, heterogeneous storage, host support and local and remote mirroring capabilities. Storage virtualization is an emerging method of managing storage without regard to its physical characteristics, enabling the interoperability of storage devices from different manufacturers in a more efficient manner. This generally results in a significant reduction of storage management complexity, improvements in capacity utilization and more cost-effective business continuance and disaster recovery implementations with respect to data storage.

     As a major open storage vendor, we deliver storage systems that operate within the Windows NT, UNIX, Solaris, NetWare, and Linux operating-system environments. These products are targeted at key data storage applications, including: Internet servers, electronic commerce, data warehousing, on-line transaction processing, video delivery, editing and production and high performance computing applications.

     In 2002, LSI Logic Storage Systems, Inc. enhanced its entire product line when it introduced the E4600, the E5600 and E5600HPCx and SANtricity Storage Manager 8.30 software. These new products extend the range of applicability to better serve market segments that demand the highest levels of connectivity, performance and storage capacity.

     In August 2002, we completed an asset purchase of IBM's Mylex business unit. The acquisition expanded our entry-level product portfolio for storage systems.

     We offer a toll-free 24 hours-a-day, 7 days-a-week technical support hotline for customers worldwide using the E-Series line of enterprise storage systems. We also offer a number of flexible services and support programs that allow customers to choose the level of telephone and onsite support appropriate to their needs.

Marketing and Distribution

Semiconductor Marketing and Distribution

     The highly competitive semiconductor industry is characterized by rapidly changing technology, short product cycles and emerging standards. Our marketing strategy requires that we accurately forecast trends in the evolution of product and technology development. We must then act upon this knowledge in a timely manner to develop competitively priced products offering superior performance. As part of this strategy, we are active in the formulation and adoption of critical industry standards that influence the design specifications of our products. Offering products with superior price and performance characteristics is essential to satisfy the rapidly changing needs of our customers in the dynamic communications, consumer and storage markets.

     Our semiconductor products and design services are primarily sold through our network of direct sales and marketing and field engineering offices located in North America, Europe, Japan and elsewhere in Asia. Our sites are interconnected by means of advanced computer networking systems that allow for the continuous, uninterrupted exchange of information that is vital for the proper execution of our sales and marketing activities. International sales are subject to risks common to export activities, including governmental regulations, geopolitical risks, tariff increases and other trade barriers and currency fluctuations.

     We rely primarily on direct sales and marketing, but we also work with independent distributors and manufacturers' representatives in North America, Europe, Japan and elsewhere in Asia. Some of our distributors possess engineering capabilities, and design and purchase both ASICs and standard products from us for resale to their customers. Other distributors focus solely on the sale of standard products. Our agreements with distributors generally grant limited rights to return standard product inventory and we defer revenue for such inventory until the distributor sells the product to a third party.

Storage Systems Marketing and Distribution

     Storage systems products are sold worldwide both on a direct basis to OEMs and through indirect channels to end-users. The LSI Logic E-Series brand of scalable storage systems is exclusively marketed through a network of specialized value-added resellers, system integrators and distributors. We closely manage these relationships to meet the diverse needs of end-users. Our marketing efforts are driven by an industry-wide trend towards the implementation of storage area networks to maximize performance, availability and efficiency.

     Our direct sales force provides customized storage systems solutions generally to large, well-known manufacturers of computer equipment. Our product development strategy focuses on implementing the latest storage technologies to improve the performance of our hardware and software storage solutions. As a pioneer in the development of RAID technology, and as a member of the Fibre Channel Industry Association and Storage Networking Industry Association, we are continually driving industry standards for Fibre Channel and storage systems solutions.

     In January 2002, LSI Logic and StorageTek announced an alliance under which StorageTek became the worldwide master distributor of co-branded open storage products for LSI Logic Storage Systems. Further, the companies agreed to market a full line of scalable, high performance, high availability disk storage systems that will be engineered and manufactured by LSI Logic Storage Systems and sold, installed and supported by StorageTek.

Customers
     We seek to leverage our expertise in the fields of communications, consumer, storage components and storage systems by marketing our products and services to market leaders. Our strategic-account focus is on larger, well-known companies that produce high-volume products incorporating our semiconductors and storage system products. We recognize that this strategy may result in increased dependence on a limited number of customers for a substantial portion of our revenues. It is possible that we will not achieve significant sales volumes from one or more of the customers we have selected. While this could result in lower revenues and higher unit costs owing to an under-utilization of our resources, we believe this strategy provides us with the greatest opportunity to drive further growth in sales and unit volumes.

     We operate in a rigorous competitive environment and our continued success requires that we consistently develop and manufacture products that meet the needs of our customers. There is no assurance that we will achieve significant sales revenues from one or more of our strategic customers. This could result in lower revenues for us.

     In 2002, Sony accounted for approximately 18% of our consolidated revenues. No other customer accounted for greater than 10% of consolidated revenues.

Manufacturing

Semiconductor Manufacturing

     Our semiconductor manufacturing operations convert a design into packaged silicon chips and support customer requirements for volume production. Manufacturing begins with fabrication of custom-diffused silicon wafers. Layers of metal interconnects are deposited onto the wafer and patterned using customized photo masks. Wafers are then tested and cut into die. Typically, die that pass initial tests are then sent to the assembly process where the fabricated circuits are assembled into plastic package or laminate substrate ball grid array. The finished devices undergo additional testing and quality assurance before shipment. Dedicated computer systems are used in this comprehensive testing sequence. The test programs use the basic functional test criteria from the design simulation. The customer specifies the functional test criteria for ASIC circuits.

     We own and operate manufacturing operations in the United States and Japan. In addition, we utilize external wafer foundries located in Taiwan and Malaysia. We use high-performance CMOS process technologies in the volume manufacture of our products. The production operations are fully computer-integrated to increase efficiency and reduce costs.

     Semiconductor process technologies are identified in terms of the size of channel length within the transistors, measured in millionths of a meter called "microns" or billionths of a meter called "nanometers." The measurement of the channel length is expressed in two ways: effective electrical channel length and drawn gate length. The effective electrical channel length is smaller than the drawn gate length. Although we have used the convention of the effective electrical channel length in the past, the drawn gate length measurement is now believed to be more commonly used for the most advanced technologies. Accordingly, in this Report on Form 10-K, we use only the drawn gate length to identify our process technologies and have conformed all references to our process technologies to reflect this change.

     Our advanced submicron manufacturing processes are capable of producing products with a drawn gate length as small as 0.18-micron in our G12[RegTM] technology. Our 0.25-micron (G11[RegTM] process technology) allows up to 24 million usable gates on a single chip. Our G10[RegTM] process technology utilizes 0.35-micron gate lengths. We have introduced our 0.13-micron GflxTM technology through a joint development with our leading edge foundry partner, Taiwan Semiconductor Manufacturing Company ("TSMC"). This new and flexible process technology is capable of combining all of the system functions to create totally new classes of products on a single chip. The Gflx technology is more than twice as dense as the previous generation G12 process technology, allowing designers to incorporate added functions onto a single chip. The 0.13-micron Gflx process technology offers 78 million usable logic gates. The next generation is the 90-nanometer process technology. We have completed the definition of a 90-nanometer system-on-a-chip process platform, which we call G90, in participation with TSMC and other leading edge technology companies. These advanced process technologies allow for greater circuit density and increased functionality on a single chip.

     A majority of our wafers are fabricated in our factories in Gresham, Oregon and Tsukuba, Japan. The rest of the wafers are manufactured at external wafer foundries in Taiwan and Malaysia. The factories in Gresham and Tsukuba are ISO-9002 and ISO-14000 certified, which are important internationally recognized standards for quality and environmental stewardship.

     Our most advanced manufacturing facility is located in Gresham, Oregon on 325 acres outside of Portland. This facility is equipped for advanced manufacturing operations and is designed to accommodate our expansion requirements well into the foreseeable future. The plant is equipped to produce eight-inch wafers hosting products manufactured in accordance with the G10, G11, G12 and Gflx processes.

     In January 2002, we announced a set of actions to reduce costs and streamline operations, including a worldwide workforce reduction and downsizing the Japan manufacturing facility. We recorded a restructuring charge for severance of approximately 1,150 employees worldwide and exit costs primarily associated with cancelled contracts and operating leases. As a result of the restructuring actions, we recorded fixed asset write-downs due to impairment in the United States and Japan that will be disposed of by sale.

     In April 2001, we announced a co-development and foundry supply agreement with TSMC. This agreement is part of our strategy to outsource, by which we intend to procure a larger portion of our wafer requirements from external sources. As a result of our joint development efforts with TSMC, we anticipate purchasing, consistent with our outsourcing strategy, such portion of our wafer volume requirements based on our Gflx process technology that we do not manufacture ourselves. In addition, we anticipate being able to defer the need to expand our manufacturing capacity for our Gflx process technology beyond the time when products designed for that technology would begin volume production. As described earlier, we have completed the definition of our newest technology at the 90-nanometer technology node in participation with TSMC and other leading edge technology companies. This technology is in the final stages of development with prototype deployment expected in 2004.

     Our fixed costs for manufacturing are high and are expected to remain high because we continually make significant capital expenditures and access new advanced capacity in order to remain competitive. If demand for our products does not absorb the additional capacity, the increase in fixed costs and operating expenses related to increases in production capacity may result in a material adverse impact on our operating results and financial condition. Additional risk factors are set forth in the Risk Factors section below.

     We offer a wide range of packaging solutions for system-on-a-chip designs. We have also developed a high-performance, high-density interconnect packaging technology, known as flip chip, which essentially replaces the wires that connect the edge of the die to a package with solder bumps spread over the entire external surface of the die. This technology enables us to reach exceptional performance and lead-count levels in packages required for process technologies of 0.18-micron and smaller geometries. We also offer a mini-ball grid array package that features a smaller package size without sacrificing electrical and thermal performance. In addition, we offer a wide array of plastic wire-bond packaging options.

     Final assembly (i.e., assembly in a plastic or laminate substrate package) and test operations are performed through independent subcontractors in the Philippines, Malaysia, South Korea, Taiwan, Hong Kong and China. We also utilize subcontractors in Thailand for the assembly and test of our host adapter boards and RAID storage adapter controllers.

     Both manufacturing and selling our semiconductor products may be impacted by political and economic conditions abroad. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export compliance laws or other trade policies, could adversely affect our ability to manufacture or sell products in or into foreign markets. We cannot guarantee that current arrangements with our component suppliers or assembly, testing and packaging subcontractors will continue, and we do not maintain an extensive inventory of assembled components. The failure to secure assembly and test capacity could affect our sales and result in a material adverse impact on our operating results and financial condition.

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

     We use a wide range of parts and raw materials in the production of our semiconductors, host adapter boards and storage systems, including silicon wafers, processing chemicals and electronic and mechanical components. We do not generally have guaranteed supply arrangements with our suppliers and do not maintain an extensive inventory of parts and materials for manufacturing. We purchase some of these parts and materials from a limited number of vendors and some from a single supplier. While such parts and materials have been available to us, we have, on occasion, experienced difficulty in procuring certain parts and materials. In 2002, we did not experience a shortage in the availability of parts and raw materials.

     The semiconductor equipment and materials industries also include a number of vendors that are relatively small and have limited resources. Several of these vendors supply us with equipment and/or services. We do not have long-term supply or service agreements with vendors of certain critical items, and shortages could occur in various essential materials due to interruption of supply or increased demand in the industry. Given the limited number of suppliers of certain of the materials and components used in our products, if we experience difficulty in obtaining essential materials in the future, we cannot be assured that alternative suppliers will be available to meet our needs. Such disruptions could materially affect our operations, which could have a material adverse impact on our operating results and financial condition.

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

Storage Systems Manufacturing

     The manufacturing of storage systems products involves the assembly and testing of components, including our semiconductors, which are then integrated into final products.

     Storage systems product and manufacturing designs are highly modularized for flexibility. Our manufacturing operations include configure-to-order and assemble-to-order capabilities. These processes have been implemented in an effort to reduce requisite lead times for the delivery of product.

     - US Manufacturing. Our US manufacturing facility in Wichita, Kansas, assembles and tests high performance array controllers, rack-mount modules and complete storage systems.

     ISO-9001 certification at our Kansas manufacturing facility has been maintained since April 1992. This facility has been certified ISO-9001:2000 compliant as of October 2001. Product quality is achieved through employee training, automated testing and sample auditing. Supply line management extends quality through the component and sub-assembly supplier base with continuous reporting and supplier/product qualification programs.

     - European Manufacturing. We maintain a manufacturing facility in Cork, Ireland through an agreement with Flextronics International Ltd. This facility is capable of assembly and testing of high performance array controllers, rack-mount modules and complete storage systems.

     The Irish site was established to provide flexibility in satisfying European demand and to serve as a backup site in the event natural or human-made disasters affect the manufacturing capacity of the Wichita, Kansas facility. The Irish site is certified as ISO 9001:2000 compliant as of December 2001.

     Our storage systems manufacturing operations are based primarily on an integrated enterprise resource planning ("ERP") manufacturing application system purchased from a third party. This ERP system is augmented with several of our proprietary software tools that support the production process through automated product configuration and automated electronic testing. Failure of these systems would cause a disruption in the manufacturing process and could result in delays of product shipments and/or customer billings.

     Our manufacturing facility in Wichita, Kansas depends upon a continuous supply of electricity from a single utility provider. Any natural or man made disruptions could materially affect our operating results and financial condition.

Backlog

Semiconductor Backlog

     In the Semiconductor segment, we generally do not have long-term volume purchase contracts with our customers. Instead, customers place purchase orders that are subject to acceptance by us. The timing of the design activities for which we receive payment and the placement of orders included in our backlog at any particular time is generally within the control of the customer. For example, there could be a significant time lag between the commencement of design work and the delivery of a purchase order for the units of a developed product. Also, customers may from time to time revise delivery quantities or delivery schedules to reflect their changing needs. For these reasons, our backlog as of any particular date may not be a meaningful indicator of future sales.

Storage Systems Backlog

     In the Storage Systems segment, our large customers, who are OEMs, place orders that are subject to acceptance by us in accordance with their requirements and our delivery lead time capabilities. In our reseller channel, we typically receive requests for product to be delivered within two weeks or less. Accordingly, our backlog as of any particular date may not be a meaningful indicator of future sales.

Competition

Semiconductor Competitors

     The semiconductor industry is intensely competitive and characterized by constant technological change, rapid product obsolescence, evolving industry standards and price erosion. Many of our competitors are larger, diversified companies with substantially greater financial resources. Some of these are also customers who have internal semiconductor design and manufacturing capacity. We also compete with smaller and emerging companies whose strategy is to sell products into specialized markets or to provide a portion of the products and services that we offer.

     Our major competitors include large companies such as Agere Systems, Inc., IBM Corporation, Philips Electronics, N.V., STMicroelectronics, Texas Instruments, Inc. and Toshiba Corporation. Other competitors in strategic markets include Adaptec, Inc., Agilent Technologies, Inc., Broadcom Corporation, Mediatek Corp. and NEC Corporation.

     The principal competitive factors in the industry include:

     - design capabilities;

     - differentiating product features;

     - product performance characteristics;

     - time to market;

     - price;

     - manufacturing processes; and

     - utilization of emerging industry standards.

     We believe that we presently compete favorably with respect to these factors. It is possible, however, that our competitors will develop other design solutions that could have a material adverse impact on our competitive position. Our competitors may also decide from time to time to aggressively lower prices of products that compete with us in order to sell related products or achieve strategic goals. Due to their customized nature, ASICs are not as susceptible to price fluctuations as standard products. However, strategic pricing by competitors can place strong pricing pressure on our products in certain transactions, resulting in lower selling prices and lower gross profit margins for those transactions.

     The markets into which we sell our semiconductor products are subject to severe price competition. We expect to continue to experience declines in the selling prices of our semiconductor products over the life cycle of each product. In order to offset or partially offset declines in the selling prices of our products, we continue to reduce the costs of products through product design changes, manufacturing process changes, yield improvements or procurement of wafers from outsourced manufacturing partners. We do not believe that we can continually achieve cost reductions that fully offset the price declines of our products. Therefore, gross profit margin percentages will generally decline for existing products over their life cycles.

     We are increasingly emphasizing our CoreWare design methodology and system-on-a-chip capability. Competitive factors that are important to the success of this strategy include:

     - selection, quantity and quality of our CoreWare library elements;

     - our ability to offer our customers system-level expertise; and

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

Storage Systems Competitors

     The storage systems market is characterized by many of the same pressures found in the semiconductor industry. We believe that important competitive factors in the storage systems market include the following:

     - product performance and price;

     - support for new industry and customer standards;

     - scalability;

     - interoperability with other network devices;

     - features and functionality;

     - availability;

     - reliability, technical service and support;

     - quality of system integration;

     - existence and accessibility of differentiating features; and

     - quality and availability of supporting software.

     Our failure to compete successfully with respect to any of these or other factors could have a material adverse effect on our results of operations and financial condition. Our storage systems products compete primarily with products from independent storage providers such as EMC Corporation and Hitachi Data Systems Corporation, as well as offerings from major server vendors, such as Hewlett Packard Company, IBM Corporation and Sun Microsystems, Inc. In addition, many of our current and potential customers in this market have internal storage divisions that produce products that compete directly or indirectly with our storage systems products. There is no assurance that these customers, which include IBM Corporation, NCR Corporation, Silicon Graphics, Inc., Storage Technology Corporation and Sun Microsystems, Inc., will continue to purchase our storage systems products.

Patents, Trademarks and Licenses
     We maintain a patent program, and believe that our patents and other intellectual property rights have value to our business. We have filed a number of patent applications and currently hold more than 2,200 issued U.S. patents and additional issued foreign patents, expiring from 2004 to 2022, relating to certain of our products and technologies in both the Semiconductor and the Storage Systems segments. In both segments, we also maintain trademarks for certain of our products and services and claim copyright protection for certain proprietary software and documentation. Patents, trademarks and other forms of protection for our intellectual property are important, but we believe our future success principally depends upon the technical competence and creative skills of our employees.

     In the Semiconductor segment, we also protect our trade secrets and other proprietary information through agreements with our customers, suppliers, employees and consultants, and through other security measures. We have entered into certain cross-license agreements that generally provide for the non-exclusive licensing of rights to design, manufacture and sell products and, in some cases, for cross-licensing of future improvements developed by either party.

     We continue to expand our portfolio of patents and trademarks. We offer a staged incentive to engineers to identify, document and submit invention disclosures. We have developed an internal review procedure to maintain a high level of disclosure quality and to establish priorities and plans for filings both in the United States and abroad. The review process is based solely on engineering and management judgment, with no assurance that a specific filing will issue, or if issued, will deliver any lasting value to us. There is no assurance that the rights granted under any patent will provide competitive advantages to us or will be adequate to safeguard and maintain our proprietary rights. Moreover, the laws of certain countries in which our products are or may be manufactured or sold may not protect our products and intellectual property rights to the same extent as the U.S. legal system.

     As is typical in the high technology industry, from time to time, we have received communications from other parties asserting that certain of our products, processes, technologies or information infringe upon their patent rights, copyrights, trademark rights or other intellectual property rights. We regularly evaluate such assertions. In light of industry practice, we believe, with respect to existing or future claims, that any licenses or other rights that may be necessary can generally be obtained on commercially reasonable terms. Nevertheless, there is no assurance that licenses will be obtained on acceptable terms or that a claim will not result in litigation or other administrative proceedings.

     In the Storage Systems segment, we own a portfolio of patents and patent applications concerning a variety of storage technologies. We also maintain trademarks for certain of our products and services and claim copyright protection for certain proprietary software and documentation. Similar to the Semiconductor segment, we protect our trade secrets and other proprietary information through agreements and other security measures, and have implemented internal procedures to identify patentable inventions and pursue protection in selected jurisdictions.

     Please see Item 3, Legal Proceedings for information regarding pending patent litigation against LSI. Please also refer to the additional risk factors set forth in the Risk Factors section and Note 13 of the Notes to the Consolidated Financial Statements for additional information.

Research and Development
     Our industry is characterized by rapid changes in products, design tools and process technologies. We must continue to improve our existing products, design-tool environment and process technologies, and to develop new ones in a cost-effective manner to meet changing customer requirements and emerging industry standards. If we are not able to successfully introduce new products, design tools and process technologies or to achieve volume production of products at acceptable yields using new manufacturing processes, there could be a material adverse impact on our operating results and financial condition.

     We operate the majority of our research and development facilities in California, Colorado, Georgia, Kansas, Maryland, Minnesota, Oregon, Texas, Canada, Germany and the United Kingdom. The following table shows our expenditures on research and development activities for each of the last three fiscal years (in thousands).

Year                                              Amount      Percent of Revenue
----                                              ------      ------------------
   2002 .............................             $457,351            25%
   2001 .............................             $503,108            28%
   2000 .............................             $378,936            14%

     Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities and subcontracting costs.

Working Capital
     Information regarding our working capital practices is incorporated herein by reference from Item 7 of Part II hereof under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition, Capital Resources and Liquidity."

Financial Information about Geographic Areas
     This information is included in Note 12 ("Segment and Geographic Information Reporting") of the Notes to the Consolidated Financial Statements, which information is incorporated herein by reference from Item 8 of Part II.

     For a discussion of various risks attendant to foreign operations, see (1) "Risk Factors" in this Item 1, in particular "We are exposed to fluctuations in foreign currency exchange rates," "We procure parts and raw materials from limited domestic and foreign sources," and "Our global operations expose the Company to numerous international business risks," and (2) the section in Item 7A of Part II entitled "Foreign Currency Exchange Risk." This information is incorporated herein by reference.

Environmental Regulation
     Federal, state and local regulations, in addition to those of other nations, impose various environmental controls on the use and discharge of certain chemicals and gases used in semiconductor and storage product processing. Our facilities have been designed to comply with these regulations through the implementation of environmental management systems. We believe that our activities conform to current environmental regulations. However, increasing public attention has been focused on the environmental impact of electronics and semiconductor manufacturing operations. While to date, we have not experienced any material adverse impact on our business from environmental regulations, we cannot provide assurance that such regulations will not be amended so as to impose expensive obligations on us in the future. In addition, violations of environmental regulations or impermissible discharges of hazardous substances could result in the necessity for the following actions:

     - additional capital improvements to comply with such regulations or to restrict discharges;

     -    liability to our employees and/or third parties; and/or

     - business interruptions as a consequence of permit suspensions or revocations or as a consequence of the granting of injunctions requested by governmental agencies or private parties.

Employees
     As of December 31, 2002, we had 5,281 full-time employees.

     In January 2002, we announced a series of restructuring actions to tailor the Company to our lower level of revenues. These actions included reducing the worldwide workforce by approximately 1,150 positions or 16 percent of the Company's workforce.

     In February 2003, in an effort to further streamline operations and better align operating expenses with projected revenues, the Company terminated approximately 210 employees primarily involved in manufacturing operations, research and development, marketing, and sales.

     Our future success depends upon the continued service of our key technical and management personnel and on our ability to continue to attract and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. We currently have favorable employee relations, but the competition for such personnel is intense, and the loss of key employees or the inability to hire such employees when needed could have a material adverse impact on our business and financial condition.

Seasonality
     The Company's business is largely focused on the information technology and consumer products markets. Due to seasonality in these markets, the Company typically expects to see stronger growth in the last two quarters of the year.

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

     A continued general economic weakness may further reduce our revenues. The semiconductor industry is cyclical in nature and is characterized by wide fluctuations in product supply and demand. Since 2001, the Company's financial condition and results of operations have been significantly adversely affected by the continuing weakness in the US economy. In addition, the Company's results of operations are becoming increasingly dependent on the global economy. Any geopolitical factors such as additional terrorist activities or armed conflict, may adversely affect the global economy, which may affect the recovery of the Company in 2003 and adversely impact its operating results and financial condition. In addition, goodwill and other long-lived assets could be impacted by a further decline in revenues because an impairment is measured based upon estimates of future cash flows. These estimates include assumptions about future conditions within our company and industry. See "Critical Accounting Policies" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7.

     Our product and process development activities occur in a highly competitive environment characterized by rapid technological change. The Semiconductor and Storage Systems segments in which we conduct business are characterized by rapid technological change, short product cycles and evolving industry standards. We believe our future success depends, in part, on our ability to improve on existing technologies and to develop and implement new ones in order to continue to reduce semiconductor chip size and improve product performance and manufacturing yields. We must also be able to adopt and implement emerging industry standards and to adapt products and processes to technological changes. If we are not able to implement new process technologies successfully or to achieve volume production of new products at acceptable yields, our operating results and financial condition may be adversely impacted.

     In addition, we must continue to develop and introduce new products that compete effectively on the basis of price and performance and that satisfy customer requirements. We continue to emphasize engineering development and acquisition of CoreWare building blocks and integration of our CoreWare libraries into our design capabilities. Our cores and standard products are intended to be based upon industry standard functions, interfaces and protocols so that they are useful in a wide variety of systems applications. Development of new products and cores often requires long-term forecasting of market trends, development and implementation of new or changing technologies and a substantial capital commitment. We cannot provide assurance that the cores or standard products that we select for investment of our financial and engineering resources will be developed or acquired in a timely manner or will enjoy market acceptance.

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

     - effectively manage the subcontractors engaged in the wafer fabrication, test and assembly of products; and

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

     Our manufacturing facilities are subject to disruption. Our wafer fabrication site located in Gresham, Oregon is a highly complex, state-of-the-art facility. Anticipated production rates depend upon the reliable operation and effective integration of a variety of hardware and software components. There is no assurance that all of these components will be fully functional or successfully integrated on time or that the facility will achieve the forecasted yield targets. The capital expenditures required to bring the facility to full operating capacity may be greater than we anticipate and result in lower margins.

     Operations at any of our primary manufacturing facilities, or at any of our wafer fabrication, test and assembly subcontractors, may be disrupted for reasons beyond our control, including work stoppages, fire, earthquake, floods or other natural disasters. California has experienced power shortages and any future shortages could subject us to electrical "blackouts" or other unscheduled interruptions of electrical power.

     We outsource a substantial portion of wafers manufactured. The Company has developed outsourcing arrangements for the manufacture of some of its products based on process technology that is unique to the supplier. There is no assurance that the third party manufacturer will be able to produce and deliver wafers that meet the Company's specifications or that it will be able to provide successfully the process technology it has committed. If the third party is not able to deliver products and process technology on a timely and reliable basis, the Company's results of operations could be adversely affected. During periods of third party manufacturing capacity shortages, wafer prices increase and may affect product margins.

     We have significant capital requirements to maintain and grow our business. We continue to make significant investments in our facilities and capital equipment. We also seek to obtain access to advanced manufacturing capacities through strategic supplier alliances with wafer foundries. In general, we seek to optimally allocate the manufacture of our products between our facilities and those of our foundry suppliers. Nonetheless, a high level of capital expenditures in our facilities results in relatively high fixed costs. If demand for our products does not absorb the available capacity, the fixed costs and operating expenses related to our production capacity could have a material adverse impact on our operating results and financial condition.

     We finance our capital expenditure needs from operating cash flows, bank financing and capital market financing. As of December 31, 2002, we had convertible notes outstanding of approximately $1.2 billion. As of December 31, 2002, we have two operating leases financed by several commercial banks. We may need to seek additional equity or debt financing from time to time and cannot be certain that additional financing will be available on favorable terms. Moreover, any future equity or equity linked financing may dilute the equity ownership of existing stockholders.

     We are exposed to fluctuations in foreign currency exchange rates. We have international subsidiaries and distributors that operate and sell our products globally. Further, we purchase a portion of our raw materials and manufacturing equipment from foreign suppliers, and incur labor and other operating costs in foreign currencies, particularly in our Japanese manufacturing facilities. As a result, we are exposed to the risk of changes in foreign currency exchange rates or declining economic conditions in these countries.

     We procure parts and raw materials from limited domestic and foreign sources. We do not maintain an extensive inventory of parts and materials for manufacturing. We purchase a portion of our requirements for parts and raw materials from a limited number of sources and some from a single supplier. On occasion, we have experienced difficulty in securing an adequate volume and quality of parts and materials. There is no assurance that, if we have difficulty in obtaining parts or materials in the future, alternative suppliers will be available, or that these suppliers will provide parts and materials in a timely manner or on favorable terms. As a result, we may be adversely affected by delays in new and current product shipments. If we cannot obtain adequate materials for manufacture of our products, there could be a material adverse impact on our operating results and financial condition.

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

     We are dependent on a limited number of customers. We are increasingly dependent on a limited number of customers for a substantial portion of revenues as a result of our strategy to focus our marketing and selling efforts on select, large-volume customers. Sony represented 18% of our total consolidated revenues for the year ended December 31, 2002. In the Semiconductor segment, one customer represented 22% of total Semiconductor revenues for the year ended December 31, 2002. In the Storage Systems segment, there were three customers with revenues representing 36%, 15% and 13% of total Storage Systems revenues, respectively, for the year ended December 31, 2002.

     Our operating results and financial condition could be significantly affected if:

     -    we do not win new product designs from major customers;

     -    major customers reduce or cancel their existing business with us;

     -    major customers make significant changes in scheduled deliveries; or

     - there are declines in the prices of products that we sell to these customers.

     We utilize indirect channels of distribution over which we have limited control. We derive a material percentage of product revenues from independent reseller and distributor channels. Our financial results could be adversely affected if our relationship with these resellers or distributors were to deteriorate or if the financial condition of these resellers or distributors were to decline. Given the current economic environment, the risk of distributors going out of business is significantly increased. In addition, as our business grows, we may have an increased reliance on indirect channels of distribution. There can be no assurance that we will be successful in maintaining or expanding these indirect channels of distribution. This could result in the loss of certain sales opportunities. Furthermore, the partial reliance on indirect channels of distribution may reduce our visibility with respect to future business, thereby making it more difficult to accurately forecast orders.

     Our operations are affected by cyclical fluctuations. The Semiconductor and Storage Systems segments in which we compete are subject to cyclical fluctuations in demand. In 2002, we experienced declines in sales and/or the prices of our products as a result of the following:

     - rapid technological change, product obsolescence and price erosion in our products;

     - maturing product cycles in our products or products sold by our customers;

     - increases in worldwide manufacturing capacity for semiconductors, resulting in declining prices;

     -    reduced product demand;

     -    excess inventory within the supply chain; and

     - continued weakness of the United States and worldwide economy, causing declines in our product markets or the markets of our suppliers and customers.

     The semiconductor industry has in the past experienced periods of rapid expansion of production capacity. Even when the demand for our products remains constant, the availability of additional excess production capacity in the industry creates competitive pressure that can degrade pricing levels, which can reduce revenues. Furthermore, customers who benefit from shorter lead times may defer some purchases to future periods, which could affect our demand and revenues in the short term. As a result, we may experience downturns or fluctuations in demand in the future and experience adverse effects on our operating results and financial condition.

     We engage in acquisitions and alliances giving rise to economic and technological risks. We intend to continue to make investments in companies, products and technologies, either through acquisitions or strategic alliances. Acquisitions and investment activities often involve risks, including the need to:

     - acquire timely access to needed capital for investments related to acquisitions and alliances;

     - conduct acquisitions that are timely, relative to existing business opportunities;

     - successfully prevail over competing bidders for target acquisitions at an acceptable price;

     - invest in companies and technologies that contribute to the growth of our business;

     -    retain the key employees of the acquired operation;

     - incorporate acquired operations into our business and maintain uniform standards, controls and procedures; and

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

     There is uncertainty associated with our research and development investments. Our research and development activities are intended to maintain and enhance our competitive position by utilizing the latest advances in the design and manufacture of semiconductors and storage systems. Technical innovations are inherently complex and require long development cycles and the commitment of extensive engineering resources. We must incur substantial research and development costs to confirm the technical feasibility and commercial viability of a product that in the end may not be successful. If we are not able to successfully and timely complete our research and development programs, we may face competitive disadvantages. There is no assurance that we will recover the development costs associated with such programs or that we will be able to secure the financial resources necessary to fund future research and development efforts.

     The price of our securities may be subject to wide fluctuations. Our stock has experienced substantial price volatility, particularly as a result of quarterly variations in results, the published expectations of analysts and announcements by our competitors and us. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many technology companies and that have often been unrelated to the operating performance of such companies. The price of our securities may also be affected by general global, economic and market conditions. While we cannot predict the individual effect that these and other factors may have on the price of our securities, these factors, either individually or in the aggregate, could result in significant variations in price during any given period of time. These fluctuations in our stock price also impact the price of our outstanding convertible securities and the likelihood of the convertible securities being converted into cash or equity. If our stock price is below the conversion price of our convertible bonds on the date of maturity, they may not convert into equity and we may be required to redeem the convertible securities for cash. However, in the event they do not convert to equity, we believe that our current cash position and expected future operating cash flows will be adequate to meet these obligations as they mature.

     We may rely on capital and bank markets to provide liquidity. In order to finance strategic acquisitions, capital assets needed in our manufacturing facilities and other general corporate needs, we may rely on capital and bank markets to provide liquidity. Historically, we have been able to access capital and bank markets, but this does not necessarily guarantee that we will be able to access these markets in the future or at terms that are acceptable to us. The availability of capital in these markets is affected by several factors, including geopolitical risk, the interest rate environment and the condition of the economy as a whole. In addition, our own operating performance, capital structure and expected future performance impacts our ability to raise capital. We believe that our current cash, cash equivalents, short-term investments and future cash provided by operations will be sufficient to fund our needs in the foreseeable future. This includes repaying our existing convertible debt when due. However, if our operating performance falls below expectations, we may need additional funds.

     We design and develop highly complex cell-based ASICs. As technology advances to 0.13 micron and smaller geometries, there are increases in the complexity, time and expense associated with the design, development and manufacture of ASICs. These increases create opportunities into different offerings, which include products such as RapidChip. This new offering addresses a growing market need for cost-effective and fast time-to-market solutions. However, this product is a new offering and has not generated any revenues to date. Therefore, the Company cannot guarantee that such alternative offerings will result in market acceptance.

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

     We subcontract wafer manufacturing, test and assembly functions to independent companies located in Asia. A reduction in the number or capacity of qualified subcontractors or a substantial increase in pricing could cause longer lead times, delays in the delivery of products to customers or increased costs.

     The high technology industry in which we operate is prone to intellectual property litigation. Our success is dependent in part on our technology and other proprietary rights, and we believe that there is value in the protection afforded by our patents, patent applications and trademarks. However, the industry is characterized by rapidly changing technology and our future success depends primarily on the technical competence and creative skills of our personnel. In addition, the Company has a program whereby it actively protects its intellectual property by acquiring patent and other intellectual property rights.

     As is typical in the high technology industry, from time to time we have received communications from other parties asserting that certain of our products, processes, technologies or information infringe upon their patent rights, copyrights, trademark rights or other intellectual property rights. We regularly evaluate such assertions. In light of industry practice, we believe, with respect to existing or future claims, that any licenses or other rights that may be necessary can generally be obtained on commercially reasonable terms. Nevertheless, there is no assurance that licenses will be obtained on acceptable terms or that a claim will not result in litigation or other administrative proceedings. Resolution of whether the Company's product or intellectual property has infringed on valid rights held by others could have a material adverse effect on the Company's financial position or results of operations and may require material changes in production processes and products.

     See "Legal Matters" in Note 13 ("Commitments and Contingencies") of Notes to the Consolidated Financial Statements.

     We must attract and retain key employees in a highly competitive environment. Our employees are vital to our success and our key management, engineering and other employees are difficult to replace. We do not generally have employment contracts with our key employees. We do, however, maintain key person life insurance for one of our employees. The expansion of high technology companies in Silicon Valley, Colorado, Kansas, Oregon and elsewhere where we operate our business has increased demand and competition for qualified personnel and, despite the economic slowdown, competition for these personnel is intense. Our continued growth and future operating results will depend upon our ability to attract, hire and retain significant numbers of qualified employees.

     See also the Critical Accounting Policies contained in Part II, Item 7 of the "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 2. Properties
     The Company's 642,425 square foot Milpitas, California facilities are leased and contain the Company's corporate executive headquarters (for both the Semiconductor segment and the Storage Systems segment), administration and engineering offices. The Company maintains 229,100 square feet of leased facilities in Fremont, California, housing engineering offices, logistics and warehouses and 95,760 square feet of leased facilities in San Jose, California housing engineering offices (of which the Company subleases 39,624 square feet).

     The Company owns the land and buildings housing its manufacturing facilities for the Semiconductor segment in Gresham, Oregon, Tsukuba, Japan, Fort Collins, Colorado, and owns the logistics center in Tsuen Wan, Hong Kong. The Company closed the Colorado Springs semiconductor manufacturing facility in October 2001 and is in the process of disposing of its assets.

     The Company's U.S. semiconductor manufacturing operations are consolidated in a 492,000 square foot facility at Gresham, Oregon. The Santa Clara manufacturing facility, which closed in 2001, is being decommissioned in preparation for the expiration of the lease to that facility in June 2003.

     In the Storage Systems segment, the Company owns the manufacturing and executive offices site in Wichita, Kansas, which includes 330,000 square feet of space. The Company also leases 15,000 square feet of additional office facilities at this location.

     In addition, the Company maintains leased sales and engineering offices, regional office space for its field sales, marketing and design center offices for both its Semiconductor segment and its Storage Systems segment at various locations in North America, Europe, Japan and elsewhere in Asia. The Company also maintains leased executive offices, design centers and sales offices in Bracknell, United Kingdom and Tokyo, Japan. Leased facilities described above are subject to operating leases that expire in 2003 through 2011. (See Note 13 of the Notes to the Consolidated Financial Statements.)

     Currently, we utilize 60% to 85% of our facilities' capacities. We have plans to acquire additional equipment for some of the above facilities, but we believe that our existing facilities and equipment are well maintained, in good operating condition, suitable for our operations and are adequate to meet our current requirements.

Item 3. Legal Proceedings
     This information is included in Note 13 ("Commitments and Contingencies") of Notes to the Consolidated Financial Statements, which information is incorporated herein by reference from Item 8 of Part II hereof.

Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.

Executive officers of the Company
     The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows.

Name                                   Age                           Position
----                                   ---                           --------
   Wilfred J. Corrigan ............   65      Chairman and Chief Executive Officer
   John D'Errico ..................   59      Executive Vice President, Storage Components
   Thomas Georgens ................   43      Executive Vice President, Storage Systems
   Jon R. Gibson ..................   56      Vice President, Human Resources
   Christopher L. Hamlin ..........   60      Senior Vice President, Chief Technology Officer
   Bryon Look .....................   49      Executive Vice President and Chief Financial Officer
   W. Richard Marz ................   59      Executive Vice President, Communications & ASIC
                                              Technology
   David G. Pursel ................   57      Vice President, General Counsel and Corporate
                                              Secretary
   Giuseppe Staffaroni ............   51      Executive Vice President, Consumer Products
   Frank A. Tornaghi ..............   48      Executive Vice President, Worldwide Sales
   Joseph M. Zelayeta .............   56      Executive Vice President, Worldwide Operations

     Mr. Corrigan has been associated with the Company in his present position for more than the past five years. Mr. Corrigan is also a member of the Board of Directors of FEI Company, a semiconductor equipment and solutions provider.

     John D'Errico was named Executive Vice President, Storage Components in August 2000. Mr. D'Errico joined us in 1984 and has held various senior management and executive positions at our manufacturing facilities in the U.S. and Japan. Mr. D'Errico served as Vice President and General Manager, Pan-Asia from April 1997 to August 1998. From August 1998 to August 2000, he was Vice President, Colorado Operations.

     Thomas Georgens serves as Executive Vice President, Storage Systems (formerly called Storage Area Network Systems). He was named to this position in November 2000. In August 1998, upon the acquisition of Symbios, Inc., a storage company, he was named Senior Vice President and General Manager, Storage Systems. Mr. Georgens joined Symbios in 1996, where he served as Vice President and General Manager of Storage Systems until its acquisition by LSI Logic.

     Jon Gibson was named Vice President, Human Resources in November 2001. He joined LSI in September 1984 as Employee Relations Manager. Mr. Gibson was named Director of Human Resources in October 1987. From March 1999 until November 2001, Mr. Gibson served as Senior Director of Human Resources.

     Dr. Christopher Hamlin joined the Company in May 2000, as Senior Vice President and Chief Technology Officer. From December 1998 until he joined LSI Logic, Dr. Hamlin was Chief Technology Officer and Vice President of New Technologies for Western Digital Corporation, a storage company. He served as Chief Technology Officer of Ridge Technologies, a storage company, from September 1997 until that company was acquired by Adaptec Inc., a storage company, in May 1998.

     Bryon Look was named Executive Vice President and Chief Financial Officer in November 2000. Mr. Look joined us in March 1997 as Vice President, Corporate Development and Strategic Planning.

     W. Richard Marz was named Executive Vice President, Communications and ASIC Technology in January 2002. He joined the Company in September 1995 as Senior Vice President, North American Marketing and Sales, and was named Executive Vice President, Geographic Markets in May 1996, a position he held until July 2001. He served as Executive Vice President, ASIC Technology from July 2001 to January 2002. Mr. Marz is a member of the board of directors of Perceptron, Inc., a measurement and control systems company, where he also serves on the nominating and compensation committees.

     David G. Pursel was named Vice President, General Counsel and Corporate Secretary in June 2000. He joined LSI Logic in February 1996 as Associate General Counsel, Chief Intellectual Property Counsel and Assistant Secretary.

     Giuseppe Staffaroni was named Executive Vice President, Consumer Products in January 2002. Prior to that, he was named Executive Vice President, Broadband Communications Group, in November 2000, having served as Vice President and General Manager of the Broadband Communications Group since November 1999. Mr. Staffaroni joined LSI Logic in 1990 as Director of Engineering in the Company's Milan, Italy, design center. From January 1996 to October 1997, he was a Director of the Wireless business unit, and from November 1997 to October 1999, he was Vice President and General Manager of the Communications Products Division.

     Frank A. Tornaghi was named Executive Vice President, Worldwide Sales in July 2001. Since joining the Company in 1984, Mr. Tornaghi has held several management positions in sales at LSI Logic and was named a vice president in 1993. He served as Vice President, North America Sales, from May 1993 to July 2001.

     Mr. Zelayeta has been associated with the Company in his present position for more than the past five years. Mr. Zelayeta joined LSI Logic in 1981 and has held various management positions with the Company, including Senior Vice President of U.S. Manufacturing and General Manager Gresham Operations, Vice President of Research and Development and Vice President of U.S. Operations.

     There are no family relationships between any executive officers and directors.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters
     Our stock trades on the New York Stock Exchange under the symbol "LSI." The high and low closing sales prices for the stock for each full quarterly period within the two most recent fiscal years as reported on the Exchange are:

                                      2002                  2001
                              -------------------   -------------------
                                   High - Low            High - Low
                              -------------------   -------------------
   First Quarter ..........     $ 18.58 - 13.95       $ 24.99 - 15.73
   Second Quarter .........     $ 17.35 -  7.89       $ 22.76 - 13.97
   Third Quarter ..........     $  8.75 -  6.23       $ 24.81 - 10.80
   Fourth Quarter .........     $  8.54 -  4.14       $ 19.24 - 11.19
                                ---------------       ---------------
   Year ...................     $ 18.58 -  4.14       $ 24.99 - 10.80
                                ===============       ===============

     At March 7, 2003, there were approximately 4,433 owners of record of our common stock.

     We have never paid cash dividends on our common stock. It is presently our policy to reinvest our earnings, and we do not anticipate paying any cash dividends to stockholders in the foreseeable future.

     The table set forth in Part III, Item 12 of this Form 10-K is herby incorporated by reference into this Part II, Item 5.

Item 6. Selected Financial Data

Five Year Consolidated Summary

                                                                                    Year Ended December 31,
                                                        ----------------------------------------------------------------------------
                                                             2002            2001             2000           1999           1998
                                                        -------------- ---------------  --------------- ------------- --------------
                                                                        (In thousands, except per share amounts)
Revenues ..............................................  $ 1,816,938    $  1,784,923     $ 2,737,667    $2,089,444     $ 1,516,891
                                                         -----------    ------------     -----------    ----------     -----------
Costs and expenses:
 Cost of revenues .....................................    1,122,696       1,160,432       1,557,232     1,286,844         884,598
 Additional excess inventory and related
   charges ............................................       45,526         210,564          11,100            --              --
                                                         -----------    ------------     -----------    ----------     -----------
    Total cost of revenues ............................    1,168,222       1,370,996       1,568,332     1,286,844         884,598
 Research and development .............................      457,351         503,108         378,936       297,554         291,125
 Selling, general and administrative ..................      230,202         307,310         306,962       257,712         226,258
 Acquired in-process research and
   development ........................................        2,920          96,600          77,438         4,600         145,500
 Restructuring of operations and other items,
   net ................................................       67,136         219,639           2,781        (2,063)         75,400
 Amortization of non-cash deferred stock
   compensation .......................................       77,303         104,627          41,113            --              --
 Amortization of intangibles ..........................       78,617         188,251          72,648        46,625          22,369
                                                         -----------    ------------     -----------    ----------     -----------
  Total costs and expenses ............................    2,081,751       2,790,531       2,448,210     1,891,272       1,645,250
                                                         -----------    ------------     -----------    ----------     -----------
(Loss)/ income from operations ........................     (264,813)     (1,005,608)        289,457       198,172        (128,359)
Interest expense ......................................      (51,977)        (44,578)        (41,573)      (39,988)         (8,865)
Interest income and other, net ........................       26,386          14,529          51,766        17,640          (8,952)
Gain on sale of equity securities .....................           --           5,302          80,100        48,393          16,671
                                                         -----------    ------------     -----------    ----------     -----------
(Loss)/ income before income taxes,
 minority interest and cumulative effect
 of change in accounting principle ....................     (290,404)     (1,030,355)        379,750       224,217        (129,505)
Provision/ (benefit) for income taxes .................        1,750         (39,198)        142,959        65,030           9,905
                                                         -----------    ------------     -----------    ----------     -----------
(Loss)/ income before minority interest and
 cumulative effect of change in accounting
 principle ............................................     (292,154)       (991,157)        236,791       159,187        (139,410)
Minority interest in net income of subsidiary .........          286             798             191           239              68
                                                         -----------    ------------     -----------    ----------     -----------
(Loss)/ income before cumulative effect of
 change in accounting principle .......................     (292,440)       (991,955)        236,600       158,948        (139,478)
Cumulative effect of change in accounting
 principle ............................................           --              --              --       (91,774)             --
                                                         -----------    ------------     -----------    ----------     -----------
Net (loss)/ income ....................................  $  (292,440)   $   (991,955)    $   236,600    $   67,174     $  (139,478)
                                                         ===========    ============     ===========    ==========     ===========
Basic earnings per share:
 (Loss)/ income before cumulative effect of
   change in accounting principle .....................  $     (0.79)   $      (2.84)    $      0.76    $     0.54     $     (0.49)
 Cumulative effect of change in accounting
   principle ..........................................           --              --              --        ( 0.31)             --
                                                         -----------    ------------     -----------    ----------     -----------
 Net (loss)/ income ...................................  $     (0.79)   $      (2.84)    $      0.76    $     0.23     $     (0.49)
                                                         ===========    ============     ===========    ==========     ===========
Diluted earnings per share:
 (Loss)/ income before cumulative effect of
   change in accounting principle .....................  $     (0.79)   $      (2.84)    $      0.70    $     0.51     $     (0.49)
 Cumulative effect of change in accounting
   principle ..........................................           --              --              --        ( 0.28)             --
                                                         -----------    ------------     -----------    ----------     -----------
 Net (loss)/ income ...................................  $     (0.79)   $      (2.84)    $      0.70    $     0.23     $     (0.49)
                                                         ===========    ============     ===========    ==========     ===========
Year-end status:
 Total assets .........................................  $ 4,142,737    $  4,625,772     $ 4,197,487    $3,206,605     $ 2,823,805
 Long-term obligations ................................  $ 1,438,426    $  1,630,367     $ 1,067,704    $  926,228     $   883,649
 Stockholders' equity .................................  $ 2,300,355    $  2,479,885     $ 2,498,137    $1,855,832     $ 1,524,473

     The Company's fiscal years ended on December 31 for each of the years presented above. During 2002, the Company recorded $46 million in additional excess inventory and related charges and $67 million in charges for restructuring of operations and other items, net. (See Notes 4 and 8 of the Notes to the Consolidated Financial Statements.) The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002, as a result of which goodwill is no longer amortized. (See Note 3 of the Notes to the Consolidated Financial Statements.) During 2001, the Company recorded $211 million in additional excess inventory and related charges, a $97 million in-process research and development ("IPR&D") charge associated with the acquisitions of C-Cube and AMI, which were effective on May 11, 2001 and August 31, 2001, respectively. In addition, the Company recorded charges of $220 million for restructuring of operations and other items, net. (See Notes 2, 4 and 8 of the Notes to the Consolidated Financial Statements.) During 2000, the Company recorded a $77 million IPR&D charge associated with the acquisitions of ParaVoice, DataPath, IntraServer and the purchases of divisions of NeoMagic and Cacheware. The Company began recording amortization of non-cash deferred stock compensation as a result of the adoption of FASB interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which was effective for acquisitions after July 1, 2000. (See Note 2 of the Notes to the Consolidated Financial Statements.) During 1999, the Company expensed an unamortized preproduction balance of $92 million, net of taxes, associated with the manufacturing facility in Gresham, Oregon and has presented it as a cumulative effect of a change in accounting principle in accordance with SOP No. 98-5, "Reporting on the Costs of Start-up Activities." During 1998, the Company reported a charge for restructuring of operations and other items, net, of $75 million and a $146 million IPR&D charge related to the acquisition of Symbios on August 6, 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
     During 2002, our operating results continued to be impacted by the downturn within the semiconductor industry and in the general economy. In early 2001, the most severe cyclical downturn in the semiconductor industry began, resulting from a buildup of inventory in the supply chain and weak end-demand. Since that time, we have started to see a gradual, but uneven recovery within the industry and LSI. The economic outlook remains uncertain as any geopolitical factors, such as additional terrorist activities or armed conflict, may adversely affect the global economy, which may affect our recovery in 2003 and adversely impact our operating results and financial condition.

     Total consolidated revenues for the year ended December 31, 2002, increased $32.0 million or 2% to $1.82 billion in 2002 from $1.78 billion in 2001. Revenues from the Semiconductor segment decreased by $92.2 million while revenue from the Storage Systems segment increased by $124.2 million. The decrease in semiconductor revenues was primarily attributable to continuing weak economic conditions. This decline was offset in part by a full year of revenues from C-Cube Microsystems, Inc. ("C-Cube") and from RAID products, which became a part of the Semiconductor segment with the acquisitions of C-Cube and the RAID division of American Megatrends, Inc. ("AMI") in May 2001 and August 2001, respectively. Revenues from our Storage Systems segment increased due to overall increased demand for modular storage products, sales to a new master distributor and revenues from the Mylex business unit, which was acquired from IBM and primarily became a part of the Storage Systems segment from August 29, 2002.

     The consolidated gross profit margin percentage increased to 36% in 2002 from 23% in 2001. This increase was mainly due to higher total revenues accompanied by lower manufacturing variances for the Semiconductor segment, lower compensation-related expenses due to a decrease in average headcount and lower additional excess inventory and related charges in 2002 as compared to 2001.

     Operating expenses decreased 36% to $913.5 million in 2002 from $1.4 billion in 2001. The decrease is primarily the result of lower charges for restructuring of operations and other items, net in 2002 compared to 2001. A charge of $67.1 million for restructuring of operations and other items, net, was incurred in 2002, consisting of a charge of $75.2 million as the result of a set of actions announced by us to reduce costs and streamline operations, and a gain of $8.1 million for other items, including a gain on sale of CDMA handset product technology. A charge of $219.6 million was recorded in 2001. See Note 4 of the Notes to the Consolidated Financial Statements (referred to hereafter as "Notes"). In addition, amortization of intangibles decreased by $109.6 million in 2002 primarily as a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002 (See Note 3 of the Notes), offset by additional amortization of intangible assets acquired during 2002. Charges for acquired in-process research and development ("IPR&D") and amortization of non-cash deferred stock compensation also decreased by $121.0 million in 2002. Finally, Research and Development ("R&D") expenses decreased 9% while Selling, General and Administrative ("SG&A") expenses decreased 25% during 2002 as compared to 2001 as a result of the restructuring actions taken in 2001 and 2002. These cost reductions were partially offset by continued R&D and SG&A expenses incurred for the former C-Cube, AMI RAID and Mylex businesses, which are included in our consolidated financial statements from May 11, 2001, August 31, 2001 and August 29, 2002, respectively. (See Note 2 of the Notes.)

     Interest expense increased by $7.4 million to $52.0 million in 2002 from $44.6 million in 2001. The increase is due to increased debt outstanding in 2002 due to the issuance of $490 million of 4% Convertible Subordinated Notes in October 2001, offset by a reduction in the effective interest rate payable on the Convertible Subordinated Notes as a result of the interest rate swap transactions entered into in the second quarter of 2002, which have effectively converted the fixed rate payments on a portion of the Convertible Subordinated Notes to floating rates. (See Note 7 of the Notes.)

     Interest income and other, net, was $26.4 million in 2002 and was comprised of interest income of $31.6 million and a net gain of $14.3 million on the repurchase of a portion of the Convertible Subordinated Notes (See Note 9 of the Notes), offset in part by a net-write-down of certain equity investments by $19.4 million due to impairment considered by our management to be other than temporary. (See Note 6 of the Notes.)

     For the year ended December 31, 2002, we recorded a net loss of $292.4 million, or $0.79 loss per diluted share, compared to a net loss of $992.0 million, or $2.84 loss per diluted share, for the same period in 2001.

     Stock option exchange program. On August 20, 2002, we filed, with the Securities and Exchange Commission, an offer to exchange stock options outstanding under the 1991 Equity Incentive Plan and the 1999 Non-statutory Stock Option Plan for new options. Under the exchange offer, eligible employees had the opportunity to exchange eligible stock options for the promise to grant new options in the future under the 1999 Non-statutory Stock Option Plan. Directors and executive officers of LSI were not eligible to participate in this program. The exchange offer expired September 18, 2002, and we accepted an aggregate of 16,546,370 options for exchange. On March 20, 2003, we granted a new option that covered 2 shares of our Company's common stock for every 3 shares covered by an option an employee elected to exchange. The exercise price per share of the new options was equal to the fair market value of our Company's common stock on the new grant date. (See Note 14 of the Notes.) The exchange program did not result in the recording of any compensation expense in our statement of operations.

     Significant acquisitions and other major transactions. We are continually exploring strategic acquisitions that build upon our existing library of intellectual property, human capital and engineering talent, and increase our leadership position in the markets where we operate. All of our acquisitions in 2002, 2001 and 2000 were accounted for as purchases and accordingly, the estimated fair value of assets acquired and liabilities assumed and the results of operations were included in our Consolidated Financial Statements as of the effective date of each acquisition through the end of the period. The transactions are summarized below. There were no significant differences between the accounting policies of LSI and those of the companies acquired. (See Note 2 of the Notes.)

2002
     On August 29, 2002, we finalized an Asset Purchase Agreement with International Business Machines Corporation ("IBM"). Under the agreement, we acquired certain tangible and intangible assets associated with IBM's Mylex business unit. This acquisition is expected to enhance product offerings in the expanding entry-level storage systems space within the Storage Systems segment and the PCI-RAID offering in the Semiconductor segment. The details of this acquisition are summarized below.

                  Acquisition   Purchase                                                  Identified     Deferred
Company               Date        Price         Consideration        IPR&D    Goodwill   Intangibles   Compensation
---------------- ------------- ---------- ------------------------ --------- ---------- ------------- -------------
                                                       (amounts in millions)
Mylex business   August 2002     $ 50.5   Cash, including direct     $ 1.9     $ 20.3      $ 14.0          $ --
unit of IBM                               acquisition costs of
                                          $0.5 million

2001

     During 2001, we acquired C-Cube Microsystems Inc. and certain tangible and intangible assets associated with the redundant array of independent disks, or RAID, business of American Megatrends, Inc. Both these acquisitions became a part of our Semiconductor segment.

                    Acquisition   Purchase                                                  Identified     Deferred
Company                 Date        Price        Consideration         IPR&D    Goodwill   Intangibles   Compensation
------------------ ------------- ---------- ----------------------- ---------- ---------- ------------- -------------
                                                         (amounts in millions)
C-Cube             May 2001       $  893.7  40.2 million shares,     $  77.5    $  608.1     $  94.5       $  49.3
                                            10.6 million options,
                                            0.8 million warrants

RAID Division of   August 2001       240.5  Cash,                       19.1       128.9        77.5          16.4
AMI                                         0.8 million restricted
                                            shares

     In April 2001, we announced a co-development and foundry supply agreement with Taiwan Semiconductor Manufacturing Company Ltd. ("TSMC"). This agreement is part of our strategy to outsource, that is to procure a larger portion of our wafer requirements from external sources. As a result of our joint development efforts with TSMC we anticipate purchasing, consistent with our outsourcing strategy, such portion of our wafer volume requirements based on the Gflx process technology that we do not manufacture ourselves. In addition, we anticipate being able to defer the need to expand our manufacturing capacity for the Gflx technology beyond the time when products designed for that technology would begin volume production. We have also completed the definition of a 90-nanometer system on a chip process platform with TSMC and its other leading edge technology customers. This platform is designed to enable an advanced capability for the deployment of our RapidChip products and high volume standard cell ASICs. These advanced process technologies allow for greater circuit density and increased functionality on a single chip. This technology is in the final stages of development with prototype deployment expected in 2004.

2000
     During 2000, we acquired a division of NeoMagic Corporation ("NeoMagic"), a division of Cacheware, Inc. ("Cacheware"), Intraserver Technology, Inc. ("Intraserver"), DataPath Systems, Inc. ("DataPath"), ParaVoice Technologies, Inc. ("ParaVoice") and Syntax Systems, Inc. ("Syntax"). Syntax and the division of Cacheware became a part of the Storage Systems segment while all the other acquisitions in 2000 became a part of the Semiconductor segment.

                Acquisition    Purchase                                               Identified     Deferred
Company             Date         Price       Consideration       IPR&D    Goodwill   Intangibles   Compensation
------------- --------------- ---------- --------------------- --------- ---------- ------------- -------------
                                                    (amounts in millions)
Division of   April 2000       $  15.4   Cash                   $  6.4     $  3.9      $  3.8        $    --
NeoMagic

Division of   April 2000          22.2   Cash                      8.3        9.6         4.1             --
Cacheware

Intraserver   May 2000            62.9   1.2 million shares,       1.6       53.0        15.3             --
                                         0.2 million options

DataPath      July 2000          420.8   7.5 million shares,      54.2      154.0        17.4           201.6
                                         1.6 million options

ParaVoice     October 2000        38.6   Cash                      6.9       13.6        18.0             --

Syntax        November 2000       58.8   1.4 million shares,        --       49.4        18.0             2.5
                                         0.6 million options

     During 2001, the NeoMagic research project was abandoned and the remaining intangibles and goodwill recorded in connection with the project were written off. See the discussion under restructuring of operations and other items for details.

     Where more than one significant factor contributed to changes in results from year to year, we have quantified such factors throughout the Management's Discussion & Analysis where practicable.

RESULTS OF OPERATIONS

Revenues:

                                                  Year ended December 31,
                                       ---------------------------------------------
                                            2002            2001            2000
                                       -------------   -------------   -------------
                                                       (in millions)
   Semiconductor segment ...........    $  1,481.4      $  1,573.6      $  2,338.6
   Storage Systems segment .........         335.5           211.3           399.1
                                        ----------      ----------      ----------
   Consolidated ....................    $  1,816.9      $  1,784.9      $  2,737.7
                                        ==========      ==========      ==========

     There were no significant intersegment revenues during the periods presented.

2002 compared to 2001
     Total consolidated revenues for 2002 increased $32.0 million or 2% as compared to 2001. Revenues for the Semiconductor segment decreased $92.2 million or 6% in 2002 as compared to the previous year. Communications revenues dropped significantly in 2002 due to weak demand from our telecommunications customers resulting from overcapacity in end markets. Revenues decreased slightly in the consumer product group as revenue from set top box semiconductors weakened substantially, primarily due to competitive factors, and revenue from videogame semiconductors decreased slightly compared to the prior year. The decline in the consumer group was offset in part by increased revenues from DVD and cable modem products due to growth in those markets and the benefit of a full year of revenue from C-Cube, which became a part of our consolidated financial statements with its acquisition in May 2001. Revenues for the storage components group increased year-on-year mainly because of a full year of revenues from RAID products, which became a part of our consolidated financial statements with the acquisition of AMI's RAID business in August 2001.

     Revenues for the Storage Systems segment increased $124.2 million or 59% in 2002 from 2001. The increase was due to overall increased demand for modular storage products, sales to a new master distributor and greater demand from key market segments such as energy and government. Revenues in 2002 also increased due to additional revenues from the Mylex business unit, which was acquired in August 2002 and became primarily a part of the Storage Systems segment.

     We expect revenues to decline to between $370 million and $390 million in the first quarter of 2003, primarily due to a greater than normal seasonal weakness in consumer products, particularly in video games. Revenue in our communications business is also expected to decline in the first quarter, as telecommunications' end markets remain weak and inventory levels of some customers are adequate to meet their production requirements in the first quarter. The first quarter is seasonally the weakest period for our consumer business, and we expect that the first quarter of 2003 will represent the Company's low point of revenues for the fiscal year. We expect revenue to increase in the second quarter of 2003 as demand is expected to be up in that quarter for our video game semiconductors, combined with moderate growth expected for our communications and storage products in that period.

2001 compared to 2000
     Total revenues decreased 35% to $1.78 billion in 2001 from $2.74 billion in 2000. Revenues for the Semiconductor segment decreased 33% to $1.57 billion in 2001 from $2.34 billion in 2000. The decrease was primarily attributable to decreased demand, most notably for semiconductor products used in broadband access, networking infrastructure and storage infrastructure applications, reflecting the economic downturn in the semiconductor industry. The decline in revenues was offset partially by additional revenues from C-Cube and the RAID division of AMI purchased in 2001. (See Note 2 of the Notes.) Revenues for the Storage Systems segment decreased 47% to $211.3 million in 2001 from $399.1 million in 2000 due to decreased demand reflecting industry declines for all products sold in the Storage Systems segment.

     Significant Customers. The following table summarizes the number of our significant customers, each of whom accounted for 10% or more of our revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment:

                                                                      Year ended December 31,
                                                 -----------------------------------------------------------------
                                                        2002                2001                    2000
                                                 -----------------   -----------------   -------------------------
Semiconductor segment:
 Number of significant customers .............                 1                   1       None greater than 10%
 Percentage of segment revenues ..............                22%                 21%               N/A
Storage Systems segment:
 Number of significant customers .............                 3                   3                           3
 Percentage of segment revenues ..............      36%, 15%, 13%       21%, 21%, 13%               31%, 17%, 13%
Consolidated:
 Number of significant customers .............                 1                   1                           1
 Percentage of consolidated revenues .........                18%                 18%                         12%

     Revenues by geography. The following table summarizes our revenues by geography:

                                        Year ended December 31,
                              --------------------------------------------
                                  2002           2001            2000
                              ------------   ------------   --------------
                                             (in millions)
   Revenues:
    North America .........   $    905.3     $    880.8      $   1,678.7
    Japan .................        382.1          372.8            289.2
    Pan Asia ..............        366.8          257.9            395.9
    Europe ................        162.7          273.4            373.9
                              ----------     ----------      -----------
     Total ................   $  1,816.9     $  1,784.9      $   2,737.7
                              ==========     ==========      ===========

     In 2002, revenues increased in North America, Japan and Asia while they declined in Europe as compared to 2001. Revenues were lower in Europe in 2002 as compared to 2001 mainly due to the weakness in demand for semiconductors used in communications products in that region. Revenues in Pan Asia increased in 2002 as compared to 2001 as a result of the acquisition of C-Cube in the second quarter of 2001. (See Note 2 of the Notes.)

     The decline in domestic revenues in 2001 as compared to 2000 is mainly because of the economic downturn in the United States.

     Operating costs and expenses. Key elements of the consolidated statements of operations for the respective segments are as follows:

Gross profit margin:

                                                        Year ended December 31,
                                               -----------------------------------------
                                                   2002          2001           2000
                                               -----------   -----------   -------------
                                                             (in millions)
   Semiconductor segment ...................     $ 523.4       $ 351.2       $ 1,018.9
    Percentage of segment revenues .........          35%           22%             44%
   Storage Systems segment .................     $ 125.3       $  62.7       $   150.4
    Percentage of segment revenues .........          37%           30%             38%
                                                 -------       -------       ---------
   Consolidated ............................     $ 648.7       $ 413.9       $ 1,169.3
                                                 -------       -------       ---------
    Percentage of revenues .................          36%           23%             43%

     We have advanced wafer-manufacturing operations in Oregon, which is our primary manufacturing site, and Japan. We also acquire wafers from foundries in other locations. Utilizing a diversity of manufacturing locations allows us to better manage potential disruption in the manufacturing process due to economic and geographic risks associated with each location.

2002 compared to 2001
     The consolidated gross profit margin as a percentage of revenues increased to 36% in 2002 from 23% in 2001. The gross profit margin as a percentage of revenues for the Semiconductor segment increased to 35% from 22%, while for the Storage Systems segment, it increased to 37% in 2002 from 30% in 2001.

     The following factors were primarily responsible for the improvement in gross profit margins in 2002 as compared to 2001:

     o Lower additional excess inventory and related charges of $45.5 million in 2002 as compared to $210.6 million in 2001. The charges in 2002 impacted the Semiconductor segment and were primarily associated with underutilization charges related to a partial idling of our fabrication facilities due to decreased demand. The additional excess inventory and related charges of $210.6 million in 2001, including a charge of $6.0 million for the Storage Systems segment, as discussed in the 2001 compared to 2000 section below;

     o Lower manufacturing variances, due to improved capacity utilization and improved product yields, for the Semiconductor segment during 2002;

     o Lower compensation-related expenses due to a decrease in average headcount in 2002 as compared to 2001; and

     o    Increased revenues in the Storage Systems segment.

     Even though gross profit margins improved in 2002 as compared to 2001, Semiconductor segment revenues were lower in 2002 as compared to 2001.

     We expect our consolidated gross margin to be in the range of 30% to 32% in the first quarter of 2003, as a result of expected lower revenues compared to the prior quarter.

2001 compared to 2000
     The gross profit margin percentage for 2001 decreased to 23% from 43% in 2000 on a consolidated basis, reflecting lower gross profit margins in both of our segments. The gross profit margin percentage for the Semiconductor segment was 22% in 2001 compared to 44% in 2000. The decrease in the Semiconductor segment primarily reflects the economic downturn as evidenced by:

     o    Decreased revenue for higher margin products;

     o Higher manufacturing variances and period costs as a percentage of revenues; and

     o Additional excess inventory and related charges of $204.6 million in 2001.

     The additional excess inventory and related charges were primarily associated with underutilization charges related to a temporary idling of our fabrication facilities, coupled with inventory production in anticipation of the closing of our Colorado Springs fabrication facility (see Note 4 of the Notes) and a sudden and significant decrease in forecasted revenue, and was calculated in accordance with our policy, which is primarily based on inventory levels in excess of 12 months and use of management judgment for each specific product.

     The gross profit margin percentage for the Storage Systems segment was 30% in 2001 compared to 38% in 2000. The decrease is primarily attributable to decreased revenue for higher margin products and additional excess inventory and related charges of approximately $6 million recorded during 2001.

     Our operating environment, combined with the resources required to operate in the Semiconductor and Storage Systems industries, require that we manage a variety of factors. These factors include, among other things:

     o    Competitive pricing pressures;

     o    Product mix;

     o    Factory capacity and utilization;

     o    Manufacturing yields;

     o    Availability of certain raw materials;

     o    Terms negotiated with third-party subcontractors; and

     o    Foreign currency fluctuations.

     These and other factors could have a significant effect on our gross profit margin in future periods.

Research and development:

                                                       Year ended December 31,
                                               ---------------------------------------
                                                   2002          2001          2000
                                               -----------   -----------   -----------
                                                            (in millions)
   Semiconductor segment ...................     $ 421.3       $ 473.1       $ 351.7
    Percentage of segment revenues .........          28%           30%           15%
   Storage Systems segment .................     $  36.1       $  30.0       $  27.2
    Percentage of segment revenues .........          11%           14%            7%
                                                 -------       -------       -------
   Consolidated ............................     $ 457.4       $ 503.1       $ 378.9
                                                 -------       -------       -------
    Percentage of revenues .................          25%           28%           14%

2002 compared to 2001
     Consolidated R&D expenses decreased $45.7 million or 9% in 2002 as compared to 2001. During the same period, R&D expenses for the Semiconductor segment decreased $51.8 million or 11%. The decrease was primarily attributable to the cost-cutting measures implemented as part of the restructuring actions in 2001 and 2002. (See Note 4 of the Notes.) The decrease was offset in part by the following:

     o A lower benefit of $8 million was recorded to R&D in 2002 as compared to $20 million recorded in 2001. This benefit is associated with the technology transfer agreement entered into with Silterra in Malaysia during 1999 (See Note 5 of the Notes);

     o Continued R&D expenses for the former C-Cube and AMI RAID businesses, which are a part of the Semiconductor segment and included in our consolidated financial statements from May 11, 2001 and August 31, 2001, respectively; and

     o Expenditures related to continued development of advanced sub-micron products and process technologies, which includes the development of RapidChipTM.

     RapidChip was one of the technologies under development in the current year. RapidChip products combine the high-density, high-performance and proven intellectual property benefits of cell-based ASICs with the advantages of Field Programmable Gate Arrays ("FPGAs"), such as customization and faster time to market. RapidChip has performance comparable to cell-based ASICs at a cost significantly lower than FPGAs. We believe that this will be one of the most competitive products in the high-density chip market segment for many years. We expect to begin shipping RapidChip products in the second half of 2003, although we do not expect it to contribute significantly to our consolidated revenues until 2004.

     R&D expenses for the Storage Systems segment increased $6.1 million or 20% in 2002 as compared to 2001. This increase is mainly due to continuing R&D expenses for the former Mylex business unit of IBM, which was acquired in 2002 and is included in our consolidated financial statements from August 29, 2002.

     As a percentage of revenues, consolidated R&D expenses decreased to 25% in 2002 from 28% in 2001. R&D expenses for the Semiconductor segment decreased to 28% of revenues in 2002 from 30% in 2001. This decline is a result of lower R&D spending as discussed above offset in part by lower segment revenues in 2002 as compared to 2001. R&D expenses as a percentage of revenues for the Storage Systems segment decreased to 11% in 2002 from 14% in 2001 as a result of an increase in revenues offset in part by an increase in R&D expenses in 2002.

2001 compared to 2000
     R&D expenses increased 33% to $503.1 million during 2001 as compared to $378.9 million in 2000 on a consolidated basis. R&D expenses for the Semiconductor segment increased 35% to $473.1 million in 2001 from $351.7 million in 2000. The increase was attributable to the following factors:

     o Increased R&D activities based on new R&D projects, including those acquired in business combinations in 2001 (see Note 2 of the Notes); and

     o Expenditures related to the continued development of advanced sub-micron products and process technologies.

     The increase was offset in part by $20.0 million and $24.0 million of research and development benefits associated with a technology transfer agreement entered into with Silterra in Malaysia during 2001 and 2000, respectively. (See Note 5 of the Notes.)

     R&D expenses for the Storage Systems segment increased 10% to $30.0 million in 2001 from $27.2 million in 2000. The increase is primarily attributable to higher compensation-related expenses due to an increase in average headcount during the periods presented.

Selling, general and administrative:

                                                       Year ended December 31,
                                               ---------------------------------------
                                                   2002          2001          2000
                                               -----------   -----------   -----------
                                                            (in millions)
   Semiconductor segment ...................     $ 181.2       $ 241.5       $ 255.2
    Percentage of segment revenues .........          12%           15%           11%
   Storage Systems segment .................     $  49.0       $  65.8       $  51.8
    Percentage of segment revenues .........          15%           31%           13%
                                                 -------       -------       -------
   Consolidated ............................     $ 230.2       $ 307.3       $ 307.0
                                                 -------       -------       -------
    Percentage of revenues .................          13%           17%           11%

2002 compared to 2001

     Consolidated SG&A expenses decreased $77.1 million or 25% in 2002 as compared to 2001. SG&A expenses for the Semiconductor segment decreased $60.3 million or 25% as compared to 2001. The decreases on a consolidated basis and for the Semiconductor segment were primarily attributable to the various cost-cutting measures implemented in 2001 and 2002 (See Note 4 of the Notes). The decrease was offset in part by continued SG&A expenses for the former C-Cube and AMI RAID businesses, which were added as part of the Semiconductor segment and included in our consolidated financial statements in the second and third quarters of 2001. SG&A expenses for the Storage Systems segment decreased $16.8 million or 26% in 2002 as compared to the prior year. This is a result of cost-cutting measures implemented in 2002 and 2001 and discussed further in
Note 4 of the Notes, offset in part by continuing expenses for the Mylex business unit added to the Storage Systems segment and our consolidated financial statements as of August 29, 2002. (See Note 2 of the Notes.)

     As a percentage of revenues, SG&A expenses decreased to 13% in 2002 from 17% in 2001 on a consolidated basis, while for the Semiconductor segment, SG&A expenses decreased to 12% from 15% over the same period. The decrease is a result of savings from SG&A cost-cutting measures as discussed above, offset in part by lower segment revenues in 2002 as compared to 2001.

     For the Storage Systems segment, SG&A expenses as a percentage of revenues decreased to 15% in 2002 from 31% in 2001. The decrease is a result of savings in SG&A expenses from the cost-cutting measures discussed above, the impact of a master distributor arrangement started in 2002 and higher revenues in 2002 as compared to 2001.

2001 compared to 2000

     SG&A expenses in 2001 of $307.3 million were relatively flat as compared to $307.0 million in 2000 on a consolidated basis. SG&A expenses for the Semiconductor segment decreased by 5% to $241.5 million in 2001 from $255.2 million in 2000. SG&A expenses for the Storage Systems segment increased by 27% to $65.8 million in 2001 from $51.8 million in 2000. SG&A expenses were impacted primarily by the following factors in 2001:

     o Continued SG&A expenses for the former C-Cube and AMI RAID business added to the Semiconductor segment and our consolidated financial statements as of May 11, 2001 and August 31, 2001, respectively; and

     o An increase in compensation-related expenses for the Storage Systems segment due to an increase in average headcount during 2001.

     The above increases were offset in part by the savings from various cost reduction programs in both our operating segments in 2001. These include, among other things, a reduction in workforce, temporary cessation of annual merit increases and bonuses, and shutdowns of operations during the year. (See Note 4 of the Notes.)

Acquired in-process research and development:
     We recorded a charge of $2.9 million, $96.6 million and $77.4 million for the years ended December 31, 2002, 2001 and 2000, respectively associated with IPR&D in connection with various acquisitions. The details at the acquisition date are summarized in the table below:

                                    Acquisition                                   Revenue projections
Company                                Date          IPR&D      Discount rate       extend through       Royalty rate
-------------------------------   --------------   ---------   ---------------   --------------------   -------------
                                                             (dollar amounts in millions)
Mylex unit of IBM .............   August 2002       $  1.9             25%       2006                   --
RAID Division of AMI ..........   August 2001         19.1             20%       2006                   --
C-Cube ........................   May 2001            77.5           27.5%       2006                   --
ParaVoice .....................   October 2000         6.9             50%       2005                   --
Intraserver ...................   May 2000             1.6             30%       2005                   30%
DataPath ......................   July 2000           54.2             20%       2007                   20%
Division of NeoMagic ..........   April 2000           6.4             30%       2004                   30%
Division of Cacheware .........   April 2000           8.3             30%       2003                   30%

     The amounts of IPR&D were determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed as of the respective acquisition dates. The value of the projects identified to be in progress was generally determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The net cash flows from the identified projects were based on estimates of revenues, cost of revenues, research and development costs, selling general and administrative costs and applicable income taxes for the projects. Total revenues for the projects are expected to extend through the dates noted in the above table by acquisition. These projections were based on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions by our competitors and us. These estimates do not account for any potential synergies that may be realized as a result of the acquisition and are in line with industry averages and growth estimates.

     Percentage of completion. The percentage of completion for the projects for the purchases of the Mylex unit of IBM, the RAID business from AMI, C-Cube, ParaVoice, Cacheware and a division of Neomagic were determined based on research and development expenses incurred as of the acquisition dates for the projects as a percentage of total research and development expenses to bring the projects to technological feasibility.

     The percentage of completion for the projects for the purchases of Intraserver and DataPath were determined using milestones representing management's estimate of effort, value added and degree of difficulty of the portion of the projects completed as of the acquisition dates, as compared to the remaining research and development to be completed to bring the projects to technological feasibility. The development process is grouped into three phases, with each phase containing between one and five milestones. The three phases are:

     o Researching the market requirements and the engineering architecture and feasibility studies;

     o    Design and verification milestones; and

     o Prototyping and testing the product (both internal and customer testing).

     Discount and royalty rates. The discount rate is used for the projects to account for the risks associated with the inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances, which could impact the estimates described above. We applied a royalty rate by project by acquisition to operating income to attribute value for dependency on predecessor core technologies. See details in table above.

Project descriptions and estimates of completion by acquisition.

     Mylex unit of IBM. On August 29, 2002, we finalized an Asset Purchase Agreement with IBM. Under the agreement, we acquired certain tangible and intangible assets associated with IBM's Mylex business unit. The acquisition is expected to enhance product offerings in the expanding entry-level storage systems space within the Storage Systems segment and the PCI-RAID offering in the Semiconductor segment. As of the acquisition date, there were several projects in-process. Development of storage systems hardware technology was started in 2000, while development of firmware and subsystems components technology was started in 2002. As of August 29, 2002, we estimated that the projects were from 10% to 50% complete. As of the acquisition date, the cost to complete these projects was estimated at $4.6 million in 2002 and $2.6 million in 2003. As of December 31, 2002, the actual development timeline and costs were in line with estimates.

     RAID business. On August 31, 2001, we entered into an Asset Purchase Agreement with AMI. Under the agreement, we acquired certain tangible and intangible assets associated with AMI's RAID business. The acquisition enhanced product offerings and is included in the Semiconductor segment. As of the acquisition date, there were several projects in process. The projects were for development of RAID technology applications. Development of these projects started in early 2000 and 2001. As of August 31, 2001, we estimated the projects were approximately 12% to 62% complete for the RAID projects and the cost to complete these projects was estimated at $4.6 million for 2001 and $2.4 million for 2002. As of December 31, 2002, the actual development timeline and costs were in line with estimates.

     C-Cube. On May 11, 2001, we acquired C-Cube Microsystems Inc., pursuant to a definitive merger agreement. The acquisition enhanced our consumer product offerings in the Semiconductor segment. As of the acquisition date, there were various projects that were in process. The development of these projects started in early 1999. As of May 11, 2001, we estimated the projects were approximately 61% to 84% complete. As of the acquisition date, the cost to complete these projects was estimated at $22.7 million in 2001 and $9.1 million in 2002. As of December 31, 2002, the actual development timeline and costs were in line with estimates.

     ParaVoice. On October 23, 2000, we entered into an Asset Acquisition Agreement with ParaVoice. Under the agreement, we acquired certain tangible and intangible assets associated with ParaVoice's Voice over Internet Protocol ("VoIP") and Voice over DSL ("VoDSL") technologies. The acquisition enhanced product offerings in the Semiconductor segment. As of the acquisition date, there was one project in process for the development of ParaVoice's VoIP products, which was started in late 1999. As of October 23, 2000, we estimated that the project was 23% complete. As of the acquisition date, the cost to complete the project was estimated at $6.3 million in 2001 and $7.3 million for 2002. As of December 31, 2002, the actual development timeline and costs were in line with estimates.

     DataPath. On July 14, 2000, we acquired DataPath, a privately held supplier of communications chips for broadband, data networking and wireless applications, pursuant to the terms of the Agreement and Plan of Reorganization and Merger. The acquisition of DataPath enhanced our product offerings in the communications market in the Semiconductor segment. As of the acquisition date, there were various projects in process. As of July 14, 2000, we estimated the projects were approximately 50% to 75% complete in aggregate. As of the acquisition date, the cost to complete the projects was estimated at $11.1 million through early 2002 and $32.8 million through 2004. As of December 31, 2002, the actual development timeline and costs were in line with estimates for continuing projects.

     Intraserver. On May 26, 2000, we acquired Intraserver pursuant to the terms of the Agreement and Plan of Reorganization and Merger. The acquisition of Intraserver enhanced our host adapter board and other product offerings in the storage infrastructure and communications markets in the Semiconductor segment. As of the acquisition date, there were various projects in-process. The majority of the projects identified are targeted to high-end data storage and communication devices, where input/output functionality and speed is critical. As of May 26, 2000, we estimated the projects were 58% complete in aggregate (ranging from 20% to 95%). As of the acquisition date, the costs to complete the project were $0.5 million in 2000 and early 2001. As of December 31, 2001, the project was complete.

     Division of Cacheware. On April 27, 2000, we entered into an Asset Purchase Agreement with Cacheware. Under the agreement, we acquired certain tangible and intangible assets associated with Cacheware's storage area network business. ("SAN Business"). The acquisition was intended to provide a key technology to enhance our SAN solutions. The SAN Business is included in our Storage Systems segment. The project in-process as of the acquisition date was for development of a SAN appliance. Development of the SAN appliance was started in January 1999. As of April 27, 2000, we estimated that the project was 90% complete and that remaining costs to complete the project would be $0.4 million in 2000 and early 2001. As of December 31, 2002, the project was complete.

     Division of NeoMagic. On April 13, 2000, we entered into an Asset Purchase Agreement with NeoMagic. Under the agreement, we acquired certain tangible and intangible assets from NeoMagic, which includes NeoMagic's optical read-channel mixed-signal design team and RF intellectual property. The acquisition was intended to enhance and accelerate our set-top decoder product offerings in the Semiconductor segment. As of the acquisition date, one project was identified to be in process. The project was for the development of a two-chip controller chipset. As of April 13, 2000, we estimated that the project was 68% complete. As of the acquisition date, the project costs were estimated at $3.0 million for the remainder of 2000 and $4.0 million in 2001. In the second quarter of 2001, the project was abandoned and remaining intangibles and goodwill were written off. See the discussion under restructuring of operations and other items for details.

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

Restructuring of operations and other items:

2002
     We recorded approximately $67.1 million in restructuring of operations and other items for the year ended December 31, 2002, consisting of $75.2 million for restructuring of operations, and a gain of $8.1 million for other items including the gain on sale of CDMA handset product technology. Restructuring of operations and other items were primarily included in the Semiconductor segment; the restructuring expense included in the Storage Systems segment was not significant.

Restructuring and impairment of long-lived assets:

     In the first quarter of 2002, we announced a set of actions to reduce costs and streamline operations. These actions included a worldwide reduction in workforce, downsizing our manufacturing operations in Tsukuba, Japan, and the decision to exit CDMA handset product technology. During the three months ended March 31, 2002, we recorded a restructuring charge for severance for approximately 1,150 employees worldwide and exit costs primarily associated with cancelled contracts and operating leases. As a result of the restructuring actions, we recorded fixed asset write-downs due to impairment in the U.S. and Japan for assets that will be disposed of by sale. In the second quarter of 2002, we completed the sale of CDMA handset product technology to a third party, recognizing a net gain of $6.4 million.

     During the fourth quarter of 2002, we reversed approximately $5 million of previously accrued restructuring expenses. As a result of our decision to terminate fewer employees than the original plan contemplated in Tsukuba, Japan, we reversed previously accrued restructuring expenses for termination benefits including outplacement costs and certain contract termination fees of $7 million. This was offset by additional expense accruals of $2 million for costs related to the previously announced closure of the Colorado Springs fabrication facility. Certain other reclassifications were made between lease and contract terminations and facility closure and other exit costs to reflect changes in management estimates for the remaining costs for these activities.

     On January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. The adoption did not have a significant effect on our financial position and results of operations.

     Assets held for sale of $74 million and $89 million were included as a component of prepaid expenses and other current assets as of December 31, 2002 and 2001, respectively. In September 2002, we recorded $13 million of additional fixed asset write-downs to reflect the decrease in the fair market value of the assets during the period. Assets classified as held for sale are not depreciated. The fair value of assets determined to be impaired was the result of independent appraisals and the use of management estimates. Given that current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that we will realize the current net carrying value for the assets. We reassess the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary. We are making appropriate efforts to sell assets held for sale within the next twelve months.

     The following table sets forth our restructuring reserves as of December 31, 2002, which are included in other accrued liabilities on the balance sheet:

                                             Balance at                        Release of        Utilized      Balance at
                                            December 31,   Restructuring      reserve and         during      December 31,
                                                2001        Expense 2002   reclassifications       2002           2002
                                           -------------- --------------- ------------------- -------------- -------------
                                                                           (In thousands)
Write-down of excess assets (a) ..........    $  3,762        $ 38,918         $   5,147        $  (41,819)     $  6,008
Lease terminations and maintenance
 contracts (c) ...........................      10,695          12,871           (10,559)           (6,250)        6,757
Facility closure and other exit costs (c)       14,153             415             4,058           (10,497)        8,129
Payments to employees for severance (b) ..         724          27,490            (3,150)          (23,673)        1,391
                                              --------        --------         ---------        ----------      --------
   Total .................................    $ 29,334        $ 79,694         $  (4,504)       $  (82,239)     $ 22,285
                                              ========        ========         =========        ==========      ========

------------
(a) Amounts utilized in 2002 reflect a non-cash write-down of fixed assets in the U.S. and Japan due to impairment of $38.3 million and cash payments for machinery and equipment decommissioning costs of $3.5 million. The fixed asset write-downs were accounted for as a reduction of the assets and did not result in a liability. The $6.0 million balance as of December 31, 2002 relates to machinery and equipment decommissioning costs in the U.S and selling costs for assets held for sale.

(b) Amounts utilized represent cash severance payments to approximately 1,290 employees during the year ended December 31, 2002. The $1.4 million balance as of December 31, 2002 will be paid during 2003.

(c)  Amounts utilized represent cash payments.

Other items:

     We recorded a net gain of $1.7 million in other items during the first quarter of 2002, which consisted of a nonrefundable deposit paid to us in the first quarter of 2002 related to the termination of the agreement to sell the Colorado Springs fabrication facility during 2001, offset in part by certain costs associated with maintaining CDMA handset product technology held for sale.

2001
     We recorded approximately $219.6 million in restructuring of operations and other items for the year ended December 31, 2001, consisting of $207.2 million for restructuring of operations and $12.4 million for other items. Restructuring of operations and other items were primarily included in the Semiconductor segment; the restructuring expense included in the Storage Systems segment was not significant.

Restructuring and impairment of long-lived assets:

     In September 2001, we announced the consolidation of U.S. manufacturing operations to Gresham, Oregon, including the transfer of process research and development from Santa Clara, California to Gresham, Oregon. We also announced the closure of certain assembly activities in Fremont, California, which would be transferred offshore. As a result of these actions, we recorded a restructuring charge of $95.0 million, including fixed asset write-downs due to impairment as a result of the restructuring actions in the U.S., losses on operating leases for equipment and facilities, severance for approximately 600 employees across multiple company activities and functions in the U.S., Europe, Japan and Asia Pacific, as well as other exit costs.

     In April 2001, we announced the closure of our Colorado Springs fabrication facility. This facility was closed in the fourth quarter of 2001. We recorded an impairment charge of $130.5 million relating to the facility, of which approximately $35.0 million was recorded in cost of sales and $95.5 million was recorded in restructuring charges. The restructuring charges consisted of fixed asset write-downs due to impairment as a result of the restructuring actions, losses on operating leases for equipment, severance for approximately 413 manufacturing employees and other exit costs.

     During the second quarter of 2001, we recorded an additional $16.8 million in restructuring charges primarily associated with the write-down of fixed assets due to impairment as a result of the restructuring actions in the U.S., Japan and Hong Kong that will be disposed of and severance charges for approximately 240 employees across multiple company activities and functions in the U.S., Europe and Asia Pacific.

     The following table sets forth our restructuring reserves as of December 31, 2001, which are included in other accrued liabilities on the balance sheet:

                                                              Restructuring        Utilized          Balance at
                                                                 Expense         during 2001      December 31, 2001
                                                             ---------------   ---------------   ------------------
                                                                                 (In thousands)
Write-down of excess assets (a) ..........................      $ 139,724        $  (135,962)          $ 3,762
Lease terminations and maintenance contracts (c) .........         26,912            (16,217)           10,695
Facility closure and other exit costs (c) ................         24,242            (10,089)           14,153
Payments to employees for severance (b) ..................         16,346            (15,622)              724
                                                                ---------        -----------           -------
   Total .................................................      $ 207,224        $  (177,890)          $29,334
                                                                =========        ===========           =======

------------
(a) Amounts utilized in 2001 reflect a non-cash write-down of fixed assets in the U.S., Japan and Hong Kong due to impairment of $133.8 million and cash payments for machinery and equipment decommissioning costs of $2.2 million. The fixed asset write-downs were accounted for as a reduction of the assets and did not result in a liability. The $3.8 million balance as of December 31, 2001 relates to machinery and equipment decommissioning costs in the U.S.

(b) Amounts utilized represent cash payments related to the severance of approximately 1,180 employees during the year ended December 31, 2001.

(c)  Amounts utilized represent cash payments.

Other items:

     We recorded approximately $12.4 million in other items during 2001 as follows:

   o $8.1 million in charges associated with the write-down of intangible assets due to impairment. The majority of the intangible assets were originally acquired in the purchase of a division of NeoMagic in the second quarter of 2000.

   o $4.3 million in charges primarily consisting of the write-down of an investment in a marketable equity security and related purchased intellectual property.

2000
     We recorded restructuring of operations and other items, only in the Semiconductor segment, of $2.8 million in 2000. This was primarily related to the loss on an agreement entered into with a third party to outsource certain testing services previously performed by us at our Fremont, California facility.

Amortization of intangibles:
     We adopted SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. As a result, goodwill is no longer amortized, but is instead tested for impairment annually or sooner if circumstances indicate that it may no longer be recoverable. In addition, intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141, "Business Combinations" have been reclassified to goodwill. (See Note 3 of the Notes.) Upon adoption, we completed the transitional goodwill impairment assessment required by SFAS No. 142 and concluded that goodwill was not impaired as of January 1, 2002. The annual impairment test was performed at December 31, 2002 and it indicated that goodwill was not impaired. Factors that could trigger an impairment review sooner than annually are discussed in the critical accounting policies section later in this Annual Report on Form 10-K. Among those factors, a significant decline in our market capitalization for an extended period of time, relative to net book value could trigger the need for an impairment review and goodwill may potentially become impaired at a future date.

     Goodwill is tested for impairment by reporting unit as defined by SFAS No.
142. Our reporting units are Semiconductor and Storage Systems. The impairment testing is performed in a two-step process. The first step requires comparing the fair value of each reporting unit to its net book value. An impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if an impairment exists, as it involves measuring the actual impairment to goodwill. We use independent appraisals and use of management estimates to perform the first step of the goodwill impairment test. Two methodologies were used to obtain the fair value for each reporting unit as of December 31, 2002: Discounted Cash Flow and Market Multiple.

     The Discounted Cash Flow and Market Multiple methodologies include assumptions about future conditions within our reporting units and related industries. These assumptions include estimates of future market size and growth, expected trends in technology, timing of new product introductions by our competitors and us, and the nature of the industry in which comparable companies and we operate. If significant changes to these assumptions occur, goodwill could become impaired in the future. The valuation of long-lived and intangible assets and goodwill is considered to be a critical accounting policy to us and is discussed further later in this Annual Report on Form 10-K.

     Amortization of goodwill and other intangibles decreased to $78.6 million in 2002 from $188.3 million in 2001. The decrease is primarily attributable to the adoption of SFAS Nos. 141 and 142 as discussed above, offset by the additional intangible assets and related amortization recorded in connection with two acquisitions during the second half of 2002. We had approximately $282.6 million of intangible assets, net of accumulated amortization, which will continue to amortize as of December 31, 2002.

     Amortization of goodwill and other intangibles increased to $188.3 million in 2001 from $72.6 million in 2000. The increase was primarily related to additional goodwill and other intangibles and related amortization recorded in connection with the acquisitions of C-Cube and the RAID business from AMI in 2001. (See Note 2 of the Notes.)

Amortization of non-cash deferred stock compensation:
     Amortization of non-cash deferred stock compensation is due to non-cash deferred stock compensation recorded in connection with acquisitions completed after July 1, 2000. The acquisitions for which deferred stock compensation and related amortization were recorded consisted of an acquisition in the fourth quarter of 2002, C-Cube and the RAID business from AMI in 2001, and DataPath and Syntax in 2000. No deferred stock compensation was recorded in connection with the acquisition of the Mylex business unit in 2002. We amortize deferred stock compensation ratably over the vesting period.

     Amortization of non-cash deferred stock compensation of $77.3 million, $104.6 million and $41.1 million was recorded in 2002, 2001 and 2000, respectively. At December 31, 2002, the deferred stock compensation that remained was $51.2 million, which is expected to be amortized over the next three years. The balance of deferred stock compensation that remained to be amortized at December 31, 2001, was $124.1 million. (See Note 2 to the Notes.)

Interest expense:
     Interest expense increased by $7.4 million to $52.0 million in 2002 from $44.6 million in 2001. The increase is due to additional interest expense incurred on the increased debt outstanding in 2002 due to the issuance of the $490.0 million of 4% Convertible Subordinated Notes issued in October 2001. (See Note 9 of the Notes.) The increase was offset in part by a reduction in the effective interest rate payable on the Convertible Subordinated Notes as a result of the interest rate swap transactions (the "Swaps") entered into in the second quarter of 2002.

     We entered into the Swaps with various investment banks in June 2002. The Swaps effectively convert fixed interest payments on a portion of our Convertible Subordinated Notes to LIBOR-based floating rates. The Swaps are intended to better manage interest rate risk on our investment portfolio (See
Note 6 of the Notes), which reprices more frequently than our debt portfolio, and to better manage asset and liability mismatches. The Swaps qualify for hedge accounting treatment. (See Note 7 of the Notes.) At December 31, 2002, a notional amount of $740 million of our Convertible Subordinated Notes was covered by the Swaps.

     Interest expense increased to $44.6 million in 2001 from $41.6 million in 2000. The increase was primarily attributable to increased debt outstanding in 2001 due to the issuance of the $490 million of 4% Convertible Subordinated Notes issued in October 2001. (See Note 9 of the Notes.)

Interest income and other:
     Interest income and other, net, was $26.4 million in 2002 as compared to $14.5 million in 2001. Interest income decreased to $31.6 million in 2002 from $42.7 million in 2001. The decrease in interest income is attributable to lower returns due to the declining interest rate environment and lower invested cash balances in 2002 as compared to 2001. Other expense of $5.2 million in 2002 included the following:

     o A gain of $14.3 million on the repurchase of a portion of the Convertible Subordinated Notes, net of the write-off of debt issuance costs associated with the issuance of the Notes. During the third and fourth quarters of 2002, we repurchased and retired $115.0 million of the $500 million 4% Convertible Subordinated Notes issued in 2000 and $20.0 million of the $345 million 4 1/4% Convertible Subordinated Notes issued in 1999. Effective January 1, 2002, we early adopted the provisions of Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" related to extinguishment of debt. As a result, the gain on the repurchase of debt is included in interest income and other, net, in the statement of operations (See
          Note 9 of the Notes);

     o A net write-down of certain equity investments for $19.4 million due to impairment considered by our management to be other than temporary. (See Note 6 of the Notes.); and

     o A gain on miscellaneous asset sales, the cost of purchased option contracts, bank fees and other miscellaneous expenses.

     Interest income and other, net, decreased to $14.5 million in 2001 from $51.8 million in 2000. The decrease was primarily attributable to the following events in 2001, which were absent in 2000:

     o $15.2 million write-down of equity investments due to impairment considered to be other than temporary, net of a $3.8 million pre-tax gain associated with equity securities of a certain technology company that was acquired by another technology company (See Note 6 of the Notes);

     o $8.9 million of lower interest income due to lower average balances of interest-generating cash, cash equivalents and short-term investments and lower interest rates in 2001;

     o The write-off of debt issuance costs of approximately $3.5 million associated with the repayment of bank debt and the restructuring of a master lease and security agreement (See Notes 9 and 13 of the Notes); and

     o The cost of purchased option contracts, bank fees and other miscellaneous expenses.

     In 2000, we recorded a pre-tax gain of $5.7 million on the sale of a U.S. facility in Fremont, California. This gain was absent in 2001.

Gain on sale of equity securities:
     During 2001, we sold investments in certain marketable equity securities for $7.9 million in the open market, realizing a pre-tax gain of approximately $5.3 million. During 2000, we sold investments in certain marketable equity securities for $78.8 million in the open market, realizing a pre-tax gain of approximately $73.3 million. In 2000, we also recognized a $6.8 million pre-tax gain associated with equity securities of a certain technology company that was acquired by another technology company.

Provision for income taxes:
     In 2002, we recorded an income tax expense of $1.8 million, which represents an effective tax rate of approximately (1%). This rate differs from the U.S. statutory rate primarily due to losses of our foreign subsidiaries, which are not benefited or are benefited at lower rates, foreign tax expense in certain jurisdictions, and reductions in the value of our deferred tax assets with the corresponding charge to income tax expense of approximately $62 million. The effect of these charges was partially offset by the expanded net operating loss carryback provided by a law change in 2002, as well as the reversal of taxes previously accrued and the conclusion of a federal income tax audit with the Internal Revenue Service for the income tax years 1995 through 2000. In 2001, we recorded an income tax benefit of $39.2 million, which represents an effective tax rate of approximately 4%. This rate differs from the U.S. statutory rate primarily due to losses of our foreign subsidiaries, which are not benefited or are benefited at lower rates, foreign tax expense in certain jurisdictions, net operating losses not currently benefited, and items related to acquisitions, which are non-deductible for tax purposes. The rate for 2000 was approximately 38%. The rate for 2000 was higher than the U.S. statutory rate primarily due to non-deductible transaction costs related to acquisitions.

Minority interest in net income of subsidiary:

     Minority interest in net income of subsidiary was not significant for the periods presented. The changes in minority interest were attributable to the composition of earnings and losses in one of our international affiliates for each of the respective years.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

     Cash, cash equivalents and short-term investments decreased to $990.0 million at December 31, 2002 from $1.0 billion at December 31, 2001. The decrease is mainly due to higher net cash used in investing activities and cash paid for the repurchase of the Convertible Subordinated Notes (See Note 9 of the Notes), partially offset by higher net cash provided by operating activities in 2002 as compared to 2001.

     Working capital. Working capital decreased by $77.5 million to $1.23 billion at December 31, 2002 from $1.31 billion as of December 31, 2001. Working capital in 2002 was impacted by the following activities:

     o We completed two acquisitions during the second half of 2002 for a total of $55.9 million in cash, including $0.6 million incurred for direct acquisition costs;

     o During the third and fourth quarters, we repurchased and retired $115.0 million of the $500 million 4% Convertible Subordinated Notes issued in 2000 and $20.0 million of the $345 million 4 1/4% Convertible Subordinated Notes issued in 1999, recognizing a net pre-tax gain of $14.3 million. The net cash outflow as a result of these repurchases was $118.9 million. (See Note 9 of the Notes);

     o Inventories decreased by $62.2 million due to increased sales in the fourth quarter of 2002 as compared to the same period of 2001;

     o Prepaid expenses and other current assets declined by $12.1 million primarily due to a further write-down of assets held for sale to current fair market values, miscellaneous asset sales, offset by other non-cash transfers from non-current assets and deposits to prepaid expenses and other current assets in association with two operating leases (See Notes 4 and 13 of the Notes); and

     o Current deferred tax assets, net of current deferred tax liabilities decreased by $141.7 million due to changes in the underlying temporary differences and increases in the valuation allowance (See Note 11 of the Notes).

     The decrease in working capital was offset, in part, by the following:

     o Accounts receivable increased by $56.9 million to $248.6 million at December 31, 2002, from $191.7 million at December 31, 2001. This increase is mainly attributable to increased revenues in the fourth quarter of 2002 as compared to the fourth quarter of 2001;

     o Accounts payable was lower by $35.9 million at December 31, 2002, as compared to December 31, 2001 due to lower purchases in the fourth quarter of 2002 as compared to the same period of 2001;

     o Other accrued liabilities were lower by $25.1 million at December 31, 2002, as compared to December 31, 2001, due to changes in merger-related accruals and restructuring reserves that decreased due to cash payments and reserve reversals (See Note 4 of the Notes) and lower expense accruals in 2002; and

     o Lower income taxes payable due to lower tax expense recorded in 2002 and a net income tax benefit recorded in 2001.

     Cash and cash equivalents provided by operating activities. During 2002, we generated $153.6 million of net cash and cash equivalents from operating activities compared to $117.4 million generated in 2001. The increase in cash and cash equivalents provided by operating activities was the result of income (before non-cash adjustments to our net loss) in 2002 as compared to a loss (before non-cash adjustments to our net loss) in 2001, offset by changes in working capital for the periods presented. Cash decreased by $87.8 million in 2002 as compared to an increase of $228.1 million in the prior year due to changes in working capital.

     Cash and cash equivalents used in investing activities. Cash and cash equivalents used in investing activities was $391.1 million in 2002 as compared to $144.7 million used in 2001. The primary investing activities during 2002 as compared to the prior year were as follows:

     o Purchases of debt and equity securities available for sale, net of maturities and sales in 2002 as compared to net sales in 2001;

     o    Lower purchases of property and equipment, net of retirements;

     o Lower additional investments in non-current assets and deposits in 2002; and

     o    Lower cash paid in 2002 towards acquisition of companies.

     Net capital additions were $38.6 million in 2002 as compared to $224.3 million in 2001. We believe that maintaining technological leadership in the highly competitive worldwide semiconductor manufacturing industry requires access to advanced manufacturing capacity. We expect total capital expenditures to be under $100 million in 2003. Our focus is on establishing strategic supplier alliances with foundry semiconductor manufacturers, which enables us to have access to advanced manufacturing capacity, and reduces our capital spending requirements.

     Cash and cash equivalents used in/provided by financing activities. Cash and cash equivalents used in financing activities during 2002 were $75.3 million as compared to $554.3 million provided in 2001. The decrease is primarily attributable to the lack of new borrowings in 2002 (as compared to $472.6 million borrowed in 2001, net of debt issuance costs) and payment of $118.9 million towards the repurchase of the Convertible Subordinated Notes in 2002 (See Note 9 of the Notes), accompanied by lower net cash proceeds from our employee stock option and purchase plans in 2002 as compared to 2001.

     During the third and fourth quarters of 2002, we repurchased and retired $115.0 million of the $500 million 4% Convertible Subordinated Notes issued in 2000 and $20.0 million of the $345 million 4 1/4% Convertible Subordinated Notes issued in 1999, recognizing a net pre-tax gain of $14.3 million. The gain on the repurchase of debt is included in interest income and other, net, in the statement of operations. From time to time, we may buy back additional Convertible Subordinated Notes.

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

     During March 1999, we issued $345 million of 41/4% Convertible Subordinated Notes (the "1999 Convertible Notes") due in 2004. The 1999 Convertible Notes are subordinated to all existing and future senior debt, are convertible at the option of the holder, at any time after 60 days following issuance, into shares of our company's common stock at a conversion price of $15.6765 per share. The 1999 Convertible Notes are redeemable at our option, in whole or in part, on at least 30 days notice at any time on or after March 20, 2002. Each holder of the 1999 Convertible Notes has the right to cause us to repurchase all of such holder's convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change, which includes a transaction or event such as an exchange offer, liquidation, tender offer, consolidation, merger or combination.

     Fluctuations in our stock price impact the prices of our outstanding convertible securities and the likelihood of the convertible securities being converted into cash or equity. If our stock price is below the conversion price of our convertible bonds on the date of maturity, they may not convert into equity and we may be required to redeem the convertible securities for cash. In the event they do not convert to equity, we believe that our current cash position and expected future operating cash flows will be adequate to meet these obligations as they mature.

     It is our policy to reinvest our earnings and we do not anticipate paying any cash dividends to stockholders in the foreseeable future.

     In order to remain competitive in the manufacture of semiconductors, we continue to make significant investments in new facilities and capital equipment. We may seek additional equity or debt financing from time to time. We believe that our existing liquid resources and funds generated from operations, combined with funds from such financing and our ability to borrow funds, will be adequate to meet our operating and capital requirements and obligations for the foreseeable future. However, we cannot be certain that additional financing will be available on favorable terms. Moreover, any future equity or convertible debt financing will decrease the percentage of equity ownership of existing stockholders and may result in dilution, depending on the price at which the equity is sold or the debt is converted.

     As of December 31, 2002, we had operating leases financing certain wafer fabrication equipment (See Note 13 of the Notes). The debt related to these operating leases is not reflected on the balance sheet. Per the terms of the leases, we are required to maintain a minimum balance in cash, cash equivalents and short-term investments of $350 million. We were in compliance with this requirement as of December 31, 2002. We guarantee residual values of equipment on these leases. As of December 31, 2002, we do not expect to realize a loss on the guarantee at the end of the lease term, and accordingly, no additional rent expense has been recognized.

     The following table summarizes our contractual obligations at December 31, 2002 and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

                                                                           Payments due by period
                                            ------------------------------------------------------------------------------------
Contractual Obligations                      Less than 1 year     1 - 3 years     4 - 5 years     After 5 years        Total
-----------------------------------------   ------------------   -------------   -------------   ---------------   -------------
                                                                               (in millions)
Convertible Subordinated Notes* .........         $  --            $  709.9        $  490.0           $  --         $  1,199.9
Operating lease obligations .............          75.3               113.2            50.0            22.3              260.8
Capital lease obligations ...............           0.4                 0.5              --              --                0.9
                                                  -----            --------        --------           -----         ----------
   Total ................................        $ 75.7            $  823.6        $  540.0          $ 22.3         $  1,461.6
                                                 ======            ========        ========          ======         ==========

------------
* Excludes the change in fair value of the interest rate risk on the Convertible Subordinated Notes of $37.0 million at December 31, 2002. See
   Note 7 of the Notes.

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

     We believe the following to be critical accounting policies. That is, they are both important to the portrayal of our Company's financial condition and results, and they require significant management judgments and estimates about matters that are inherently uncertain. As a result of the inherent uncertainty, there is a likelihood that materially different amounts would be reported under different conditions or using different assumptions. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ materially from our estimates.

     Inventory reserves. We establish reserves for estimated excess or obsolete inventory based upon assumptions about demand and market conditions generally over the following 12 months. We operate in a volatile industry sector characterized by rapid changes in technology and market conditions.

     Valuation of long-lived and intangible assets and goodwill. We operate our own wafer fabrication facilities and make significant capital expenditures to ensure that we are technologically competitive. In addition, we have actively pursued the acquisition of businesses, which has resulted in significant goodwill and intangible assets. We assess the impairment of long-lived assets, identifiable intangibles and related goodwill annually or sooner if events or changes in circumstances indicate that the carrying value may not be recoverable. Factors which could trigger an impairment review include the following: (i) significant negative industry or economic trends; (ii) exiting an activity in conjunction with a restructuring of operations; (iii) current, historical or projected losses that demonstrate continuing losses associated with an asset; or (iv) a significant decline in our market capitalization, for an extended period of time, relative to net book value. When we determine that there is an indicator that the carrying value of long-lived assets, identifiable intangibles and related goodwill may not be recoverable, we measure impairment based on estimates of future cash flows. These estimates include assumptions about future conditions such as future revenues, gross margins, operating expenses within our Company, the fair values of certain assets based on appraisals, and industry trends.

     Valuation of residual value guarantees. We guarantee the residual values of equipment associated with two of our operating leases. (See Note 13 of the Notes.) If it becomes probable that a loss on the guarantees will occur, we would immediately recognize the deficiency as additional rent expense on a straight-line basis over the remaining term of the lease. In order to assess whether or not a loss has occurred, we use independent appraisals and use of management estimates to estimate the residual value of the equipment. These estimates include assumptions about future conditions within our Company and industry. We test for potential loss annually or sooner if events or changes in circumstances indicate that the residual value of the equipment may be lower than the guaranteed residual value. As of December 31, 2002, our maximum potential exposure to residual value guarantees is $110 million.

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

Recent Accounting Pronouncements
     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/ or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement applies to certain contractual obligations we have under operating leases for facilities and equipment. We adopted SFAS No. 143 on January 1, 2003, and it did not have a significant effect on our consolidated balance sheet or statement of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. We are required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. We do not anticipate that the adoption of this statement will have a material impact on our consolidated balance sheet or statement of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We are in the process of evaluating the impact FIN 45 will have to us, but currently believe that only our consolidated balance sheet will be affected. The guaranteed residual values for the equipment under two of our operating leases are subject to FIN 45 and will require us to gross up our balance sheet in 2003, by creating an asset and equal liability for the fair value of the guaranteed residual value of the equipment. We do not believe that this pronouncement will have a material net impact to our consolidated statement of operations. See Note 13 of the Notes to the Consolidated Financial Statements for a discussion of our operating leases.

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We believe that the adoption of this standard will not have a material impact on our consolidated balance sheet or statement of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. We have adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We currently have two operating leases for equipment, as discussed in Note 13 of the Notes. The assets currently held under these operating leases had an original cost of approximately $332 million and are held in entities generally set up to own and lease such assets to the Company. Based on our interpretation of FIN 46, we currently believe that we will be required to consolidate the variable interest entities associated with these operating leases on July 1, 2003, the effective date of the statement for us, barring financial restructuring. We are currently seeking to refinance these leases in a manner that best meets our capital financing strategy and our cost of capital objectives. We believe that these leases once refinanced, would not require consolidation.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Statements in this discussion and analysis include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All forward-looking statements included in this discussion and analysis are based on information available to us on the date of filing of this Annual Report on Form 10-K, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks and uncertainties. Our actual results in future periods may be significantly different from any future performance suggested in this report. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "expects," "plans," "anticipates," "believes," "estimates," "intends," "projects," "predicts," or similar expressions. For such statements, we claim the protection under the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Risks and uncertainties that may affect our results may include, among others:

     o The long-term down turn of the economy and the cyclical nature of the Semiconductor industry and the markets addressed by our products;

     o    Availability and extent of utilization of manufacturing capacity;

     o Use of foundries to outsource production of a substantial portion of our wafer requirements;

     o Disruptions in general economic activity due to worsening global business conditions or caused by the effects of terrorist activities or armed conflict;

     o Adverse changes in general economic conditions in any of the countries in which we do business;

     o Dependence on a limited number of customers for a substantial portion of our revenues;

     o    Price erosion;

     o    Competitive factors;

     o    Timing and success of new product introductions;

     o    Changes in product mix;

     o    Fluctuations in manufacturing yields;

     o    Product obsolescence;

     o    Business and product market cycles;

     o Economic and technological risks associated with our acquisitions, investments and alliance activities; and

     o    The ability to develop and implement new technologies.

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

     We have international subsidiaries and distributors that operate and sell our products globally. Further, we purchase a substantial portion of our raw materials and manufacturing equipment from foreign suppliers and incur labor and other operating costs in foreign currencies, particularly in our Japanese manufacturing facilities. As a result, we are exposed to the risk of changes in foreign currency exchange rates or declining economic conditions in these countries. We utilize forward exchange contracts and purchased currency option contracts to manage our exposure associated with net asset and liability positions and cash flows denominated in non-functional currencies. (See Note 6 of the Notes.) There is no assurance that these hedging transactions will eliminate exposure to currency rate fluctuations and this could affect our operating results.

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

     See additional discussion contained in "Risk Factors" set forth in Part I,
Item 1 of this Annual Report on Form 10-K, which is incorporated by reference into this Part II, Item 7.

     While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information, we recommend that you read this discussion and analysis in conjunction with the remainder of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Interest rate sensitivity. We are subject to interest rate risk on our investment portfolio and outstanding debt. In order to better manage interest rate risk on our investment portfolio (See Note 6 of the Notes), which reprices more frequently than the debt portfolio, and to better manage asset and liability mismatches, we entered into interest rate swap transactions (the "Swaps") with several investment banks in June 2002. The Swaps effectively convert fixed interest payments on a portion of our $1.2 billion Convertible Subordinated Notes to LIBOR-based floating rates. The Swaps are accounted for as hedges. (See Note 7 of the Notes.) The difference between the changes in the fair values of the derivative and the hedged risk resulted in a $4.0 million charge that we included in interest expense on our statement of operations for the year ended December 31, 2002.

     An interest rate move of 30 basis-points (10% of our weighted-average worldwide interest rate in 2002) affecting our floating-rate financial instruments as of December 31, 2002, including both debt obligations and investments, would not have a significant effect on our financial position, results of operations and cash flows over the next fiscal year, assuming that the investment balance remains consistent. In 2001, an interest rate move of 41 basis points (10% of our weighted-average worldwide interest rate in 2001) affecting our interest sensitive investments would also not have had a significant effect on our financial position, results of operations and cash flows.

     Foreign currency exchange risk. We have foreign subsidiaries that operate and sell our products in various global markets. We purchase a substantial portion of our raw materials and equipment from foreign suppliers and incur labor and other operating costs in foreign currencies, particularly at our Japanese manufacturing facilities. As a result, our cash flow and earnings are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through operational strategies and financial market instruments. We use various hedge instruments, primarily forward contracts with maturities of six months or less and currency option contracts, to manage our exposure associated with net asset and liability positions and cash flows denominated in non-functional currencies. We did not enter into derivative financial instruments for trading purposes during 2002 and 2001.

     Based on our overall currency rate exposures at December 31, 2002, including derivative financial instruments and nonfunctional currency-denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar would not have a significant effect on our financial position, results of operations and cash flows over the next fiscal year. In 2001, a near-term 10% appreciation or depreciation of the U.S. dollar would also not have had a significant effect.

     Equity price risk. We have investments in marketable equity securities included in long-term assets. The fair values of these investments are sensitive to equity price changes. Any change in the value of marketable investments is ordinarily recorded through accumulated comprehensive income. The increase or decrease in fair value of the investments would affect our results of operations to the extent the investments were sold or that declines in value were deemed by management to be other than temporary.

     If prices of the equity investments increase or decrease 10% from their fair value as of December 31, 2002, it would increase or decrease the investment values by $3.8 million. As of December 31, 2001, a 10% increase or decrease in fair value would have increased or decreased the investment values by $7.8 million. We do not use any derivatives to hedge the fair value of our marketable equity securities.

Item 8. Financial Statements and Supplementary Data

                             LSI LOGIC CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                December 31,
                                                                       -------------------------------
                                                                            2002             2001
                                                                       --------------   --------------
                                                                            (In thousands, except
                                                                             per-share amounts)
                                                      ASSETS
Cash and cash equivalents ..........................................    $   448,847      $   757,138
Short-term investments .............................................        541,129          256,169
Accounts receivable, less allowances of $7,033 and $20,151 .........        248,621          191,731
Inventories ........................................................        194,466          256,629
Deferred tax assets ................................................         11,380          160,371
Prepaid expenses and other current assets ..........................        181,610          193,710
                                                                        -----------      -----------
    Total current assets ...........................................      1,626,053        1,815,748
Property and equipment, net ........................................        746,964          944,374
Goodwill and other intangibles, net ................................      1,251,043        1,297,542
Deferred tax assets ................................................        137,152          107,957
Non-current assets and deposits ....................................        211,248          249,485
Investment in equity securities ....................................         37,655           78,433
Other assets .......................................................        132,622          132,233
                                                                        -----------      -----------
    Total assets ...................................................    $ 4,142,737      $ 4,625,772
                                                                        ===========      ===========
                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ...................................................    $   100,856      $   136,739
Accrued salaries, wages and benefits ...............................         71,499           72,260
Other accrued liabilities ..........................................        184,837          209,941
Income taxes payable ...............................................         30,066           73,187
Deferred tax liabilities ...........................................         10,192           17,526
Current portion of long-term obligations ...........................            361              332
                                                                        -----------      -----------
Total current liabilities ..........................................        397,811          509,985
                                                                        -----------      -----------
Deferred tax liabilities ...........................................        123,365          173,759
Long-term debt and capital lease obligations .......................      1,241,217        1,335,806
Other non-current liabilities ......................................         73,483          120,470
                                                                        -----------      -----------
Total long-term obligations and deferred tax liabilities ...........      1,438,065        1,630,035
                                                                        -----------      -----------
Commitments and contingencies (Note 13)
Minority interest in subsidiary ....................................          6,506            5,867
                                                                        -----------      -----------
Stockholders' equity:
 Preferred shares; $.01 par value; 2,000 shares authorized; none
   outstanding .....................................................             --               --
 Common stock; $.01 par value; 1,300,000 shares authorized;
   375,096 and 368,446 shares outstanding ..........................          3,751            3,684
 Additional paid-in capital ........................................      2,954,282        2,905,638
 Deferred stock compensation .......................................        (51,161)        (124,091)
 Accumulated deficit ...............................................       (612,243)        (319,803)
 Accumulated other comprehensive income ............................          5,726           14,457
                                                                        -----------      -----------
    Total stockholders' equity .....................................      2,300,355        2,479,885
                                                                        -----------      -----------
    Total liabilities and stockholders' equity .....................    $ 4,142,737      $ 4,625,772
                                                                        ===========      ===========

                See Notes to Consolidated Financial Statements.

                             LSI LOGIC CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Year Ended December 31,
                                                                      -----------------------------------------------
                                                                           2002             2001             2000
                                                                      --------------   --------------   -------------
                                                                         (In thousands, except per share amounts)
Revenues ..........................................................    $ 1,816,938      $  1,784,923     $2,737,667
                                                                       -----------      ------------     ----------
Costs and expenses:
 Cost of revenues .................................................      1,122,696         1,160,432      1,557,232
 Additional excess inventory and related charges ..................         45,526           210,564         11,100
                                                                       -----------      ------------     ----------
    Total cost of revenues ........................................      1,168,222         1,370,996      1,568,332
 Research and development .........................................        457,351           503,108        378,936
 Selling, general and administrative ..............................        230,202           307,310        306,962
 Acquired in-process research and development .....................          2,920            96,600         77,438
 Restructuring of operations and other items, net .................         67,136           219,639          2,781
 Amortization of non-cash deferred stock compensation (*) .........         77,303           104,627         41,113
 Amortization of intangibles ......................................         78,617           188,251         72,648
                                                                       -----------      ------------     ----------
    Total costs and expenses ......................................      2,081,751         2,790,531      2,448,210
                                                                       -----------      ------------     ----------
(Loss)/income from operations .....................................       (264,813)       (1,005,608)       289,457
Interest expense ..................................................        (51,977)          (44,578)       (41,573)
Interest income and other, net ....................................         26,386            14,529         51,766
Gain on sale of equity securities .................................             --             5,302         80,100
                                                                       -----------      ------------     ----------
(Loss)/income before income taxes and minority interest ...........       (290,404)       (1,030,355)       379,750
Provision/(benefit) for income taxes ..............................          1,750           (39,198)       142,959
                                                                       -----------      ------------     ----------
(Loss)/income before minority interest ............................       (292,154)         (991,157)       236,791
Minority interest in net income of subsidiary .....................            286               798            191
                                                                       -----------      ------------     ----------
    Net (loss)/income .............................................    $  (292,440)     $   (991,955)    $  236,600
                                                                       ===========      ============     ==========
(Loss)/earnings per share:
 Basic ............................................................    $     (0.79)     $      (2.84)    $     0.76
                                                                       ===========      ============     ==========
 Diluted ..........................................................    $     (0.79)     $      (2.84)    $     0.70
                                                                       ===========      ============     ==========
Shares used in computing per share amounts:
 Basic ............................................................        370,529           349,280        310,813
                                                                       ===========      ============     ==========
 Diluted ..........................................................        370,529           349,280        354,337
                                                                       ===========      ============     ==========

------------
(*) Amortization of non-cash deferred stock compensation, if not shown separately, would have been included in cost of revenues, research and development, and selling, general and administrative expenses, as shown below:

                                                   Year ended December 31,
                                                   -----------------------
                                                    2002     2001     2000
                                                   ------   ------   -----
                                                        (In millions)
   Cost of revenues ............................    $ 2      $ 2      $--
   Research and development ....................     58       78       29
   Selling, general and administrative .........     17       25       12

                See Notes to Consolidated Financial Statements.

                             LSI LOGIC CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                            Common Stock        Additional
                                       ----------------------     Paid-in
                                          Shares     Amount       Capital
                                       ----------- ---------- --------------
                                                  (In thousands)
Balances at December 31, 1999 ........   299,572     $2,996     $1,271,093
Net income ...........................
Foreign currency translation
 adjustments .........................
Unrealized loss on available-for-sale
 securities ..........................
Total comprehensive income ...........
Purchase of common stock under
 stock repurchase program ............    (1,500)       (15)       (49,281)
Issuance to employees under
 stock option and purchase plans .....    13,352        134        125,945
Tax benefit of employee stock
 transactions ........................                              51,450
Issuance of common stock in
 conjunction with acquisitions .......    10,099        100        532,357
Deferred stock compensation ..........
Amortization of deferred stock
 compensation ........................
                                         -------     ------     ----------
Balances at December 31, 2000 ........   321,523      3,215      1,931,564
Net loss .............................
Foreign currency translation
 adjustments .........................
Unrealized loss on available-for-sale
 securities ..........................
Total comprehensive loss .............
Issuance to employees under stock
 option and purchase plans ...........     6,249         62         81,588
Issuance of common stock for
 conversion of convertible debt ......         4         --             65
Issuance of common stock in
 conjunction with acquisitions
 (Note 2) ............................    40,670        407        892,421
Deferred stock compensation (Note 2) .
Amortization of deferred stock
 compensation ........................
                                         -------     ------     ----------
Balances at December 31, 2001 ........   368,446      3,684      2,905,638
Net loss .............................
Foreign currency translation
 adjustments .........................
Unrealized loss on available-for-sale
 securities ..........................
Total comprehensive loss .............
Issuance to employees under
 stock option and purchase plans .....     6,292         63         45,102
Issuance of common stock in
 conjunction with acquisitions
 (Note 2) ............................       358          4          3,542
Deferred stock compensation (Note 2) .
Amortization of deferred stock
 compensation ........................
                                         -------     ------     ----------
Balances at December 31, 2002 ........   375,096     $3,751     $2,954,282
                                         =======     ======     ==========

                                                       (Accumulated    Accumulated
                                          Deferred       Deficit)/        Other
                                            Stock        Retained     Comprehensive
                                        Compensation     Earnings     Income/(Loss)       Total
                                       -------------- -------------- --------------- ---------------
                                                              (In thousands)
Balances at December 31, 1999 ........   $       --     $  435,552      $ 146,191     $   1,855,832
Net income ...........................                     236,600
Foreign currency translation
 adjustments .........................                                    (33,650)
Unrealized loss on available-for-sale
 securities ..........................                                    (58,290)
                                                                                      -------------
Total comprehensive income ...........                                                      144,660
                                                                                      -------------
Purchase of common stock under
 stock repurchase program ............                                                      (49,296)
Issuance to employees under
 stock option and purchase plans .....                                                      126,079
Tax benefit of employee stock
 transactions ........................                                                       51,450
Issuance of common stock in
 conjunction with acquisitions .......                                                      532,457
Deferred stock compensation ..........     (204,158)                                       (204,158)
Amortization of deferred stock
 compensation ........................       41,113                                          41,113
                                         ----------                                   -------------
Balances at December 31, 2000 ........     (163,045)       672,152         54,251         2,498,137
Net loss .............................                    (991,955)
Foreign currency translation
 adjustments .........................                                    (31,069)
Unrealized loss on available-for-sale
 securities ..........................                                     (8,725)
                                                                                      -------------
Total comprehensive loss .............                                                   (1,031,749)
                                                                                      -------------
Issuance to employees under stock
 option and purchase plans ...........                                                       81,650
Issuance of common stock for
 conversion of convertible debt ......                                                           65
Issuance of common stock in
 conjunction with acquisitions
 (Note 2) ............................                                                      892,828
Deferred stock compensation (Note 2) .      (65,673)                                        (65,673)
Amortization of deferred stock
 compensation ........................      104,627                                         104,627
                                         ----------     ------------    ---------     -------------
Balances at December 31, 2001 ........     (124,091)      (319,803)        14,457         2,479,885
Net loss .............................                    (292,440)
Foreign currency translation
 adjustments .........................                                     11,358
Unrealized loss on available-for-sale
 securities ..........................                                    (20,089)
Total comprehensive loss .............                                                     (301,171)
                                                                                      -------------
Issuance to employees under
 stock option and purchase plans .....                                                       45,165
Issuance of common stock in
 conjunction with acquisitions
 (Note 2) ............................                                                        3,546
Deferred stock compensation (Note 2) .       (4,373)                                         (4,373)
Amortization of deferred stock
 compensation ........................       77,303                                          77,303
                                         ----------     ------------    ---------     -------------
Balances at December 31, 2002 ........   $  (51,161)    $ (612,243)     $   5,726     $   2,300,355
                                         ==========     ==========      =========     =============

                See Notes to Consolidated Financial Statements.

                             LSI LOGIC CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Year Ended December 31,
                                                                         --------------------------------------------------
                                                                               2002             2001              2000
                                                                         ---------------   --------------   ---------------
                                                                                           (In thousands)
Operating activities:
 Net (loss)/ income ..................................................    $   (292,440)     $   (991,955)    $    236,600
 Adjustments:
   Depreciation and amortization .....................................         349,326           532,562          403,961
   Amortization of non-cash deferred stock compensation ..............          77,303           104,627           41,113
   Acquired in-process research and development ......................           2,920            96,600           77,438
   Non-cash restructuring and other items, net .......................          46,050           184,876            2,781
   Loss on write-down of equity securities, net of gain
    on sales .........................................................          19,423             9,906          (80,100)
   Gain on sale of short-term investments ............................          (8,220)           (2,098)              --
   Gain on repurchase of Convertible Subordinated Notes ..............         (14,260)               --               --
   Changes in deferred tax assets and liabilities ....................          61,385           (45,271)         (13,057)
   Tax benefit of employee stock transactions ........................              --                --           51,450
   Changes in assets and liabilities, net of assets acquired
    assets and liabilities assumed in business combinations:
    Accounts receivable, net .........................................         (54,619)          345,439         (246,755)
    Inventories, net .................................................          75,579            43,182          (47,136)
    Prepaid expenses and other assets ................................          18,648            18,030         (117,898)
    Accounts payable .................................................         (35,828)         (138,100)          80,498
    Accrued and other liabilities ....................................         (91,619)          (40,445)         176,522
                                                                          ------------      ------------     ------------
      Net cash provided by operating activities ......................         153,648           117,353          565,417
                                                                          ------------      ------------     ------------
Investing activities:
 Purchase of debt and equity securities available-for-sale ...........      (1,771,809)       (1,272,897)      (1,432,515)
 Maturities and sales of debt and equity securities
   available-for-sale ................................................       1,486,816         1,860,402          989,129
 Purchase of equity securities .......................................              --           (12,269)         (26,664)
 Proceeds from sale of stock investments .............................              --             7,926           78,770
 Acquisitions of companies, net of cash acquired .....................         (55,916)         (177,677)         (85,402)
 Purchases of property and equipment, net of retirements .............         (38,572)         (224,252)        (276,633)
 Increase in non-current assets and deposits, net ....................         (11,658)         (325,894)              --
                                                                          ------------      ------------     ------------
      Net cash used in investing activities ..........................        (391,139)         (144,661)        (753,315)
                                                                          ------------      ------------     ------------
Financing activities:
 Proceeds from borrowings ............................................              --           690,088          500,000
 Repayment of debt obligations .......................................            (332)         (201,226)        (376,658)
 Repurchase of Convertible Subordinated Notes ........................        (118,938)               --               --
 Debt issuance costs .................................................              --           (16,249)         (15,300)
 Purchase of common stock under repurchase program ...................              --                --          (49,296)
 Issuance of common stock, net .......................................          43,992            81,650          124,975
                                                                          ------------      ------------     ------------
      Net cash (used in)/provided by financing activities ............         (75,278)          554,263          183,721
                                                                          ------------      ------------     ------------
Effect of exchange rate changes on cash and cash equivalents .........           4,478            (5,712)         (10,531)
                                                                          ------------      ------------     ------------
(Decrease)/increase in cash and cash equivalents .....................        (308,291)          521,243          (14,708)
Cash and cash equivalents at beginning of period .....................         757,138           235,895          250,603
                                                                          ------------      ------------     ------------
Cash and cash equivalents at end of period ...........................    $    448,847      $    757,138     $    235,895
                                                                          ============      ============     ============

                See Notes to Consolidated Financial Statements.

                             LSI Logic Corporation

                   Notes to Consolidated Financial Statements

Note 1 -- Significant Accounting policies

     Nature of business. LSI Logic Corporation ("the Company" or "LSI") is a leading supplier of high-performance integrated circuits and highly scalable enterprise storage systems. The Company is focused on the four markets of consumer products, communications, storage components and storage systems.

     The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. The Company's financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry, the timely implementation of new manufacturing technologies and the ability to safeguard patents and intellectual property in a rapidly evolving market. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. As a result, the Company may experience significant period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

     Basis of presentation. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Where the functional currency of the Company's foreign subsidiaries is the local currency, all assets and liabilities are translated into U.S. dollars at the current rates of exchange as of the balance sheet date and revenues and expenses are translated using weighted average rates prevailing during the period. Accounts denominated in foreign currencies have been remeasured into functional currencies before translation into U.S. dollars. Foreign currency transaction gains and losses are included as a component of interest income and other. Gains and losses from foreign currency translation are included as a separate component of comprehensive income.

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

     Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2002 presentation.

     Acquisitions accounted for as purchases. The estimated fair value of acquired assets and assumed liabilities and the results of operations for acquisitions accounted for under the purchase method of accounting are included in the Company's consolidated financial statements as of the effective date of the purchase, through the end of the period. The total purchase price is allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates. The fair value of common shares issued for acquisitions was determined using the average closing stock price for the period of two days before and after the date the number of LSI common shares to be issued was fixed. The purchase price includes direct acquisition costs consisting of investment banking, legal and accounting fees. There were no significant differences between the accounting policies of the Company and the acquired entities.

     Cash equivalents. All highly liquid investments purchased with an original maturity of 90 days or less are considered to be cash equivalents. Cash equivalents are reported at amortized cost plus accrued interest.

     Accounts receivable and allowance for doubtful accounts. Trade receivables are reported in the balance sheet reduced by an allowance for doubtful accounts for estimated losses resulting from receivables not considered to

                             LSI Logic Corporation

Note 1 -- Significant Accounting policies (Continued)

be collectible. The allowance for doubtful accounts is estimated by evaluating customer's history and credit worthiness as well as current economic and market trends.

     Investments. Available-for-sale investments include marketable short-term investments and long-term investments in marketable and restricted shares of technology companies. Short-term investments in marketable debt securities are reported at fair value and include all debt securities regardless of their maturity dates. Long-term investments in marketable equity securities are reported at fair value with unrealized gains and losses, net of related tax, recorded as a separate component of comprehensive income in stockholders' equity until realized. The investments in long-term restricted and non-marketable equity securities are recorded at cost. Gains and losses on securities sold are determined based on the specific identification method and are included in interest income and other. For all investment securities, unrealized losses that are considered to be other than temporary are recognized as a component of interest income and other. Circumstances that indicate an other than temporary decline may include subsequent "down" financing rounds, decreases in quoted market price and declines in results of operations of the issuer. The Company does not hold any of these securities for speculative or trading purposes.

     Inventories. Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates first-in, first-out) for raw materials, work-in-process and finished goods. Inventory reserves are established when conditions indicate that the selling price could be less than cost due to physical deterioration, obsolescence, changes in price levels, or other causes. Reserves are established for excess inventory generally based on inventory levels in excess of 12 months of demand, as judged by management, for each specific product.

     Property and equipment. Property and equipment are recorded at cost and include interest on funds borrowed during the construction period. Depreciation and amortization are calculated based on the straight-line method over the estimated useful lives of the assets as presented below:

      Buildings and improvements ......... 20-40 years
      Equipment .......................... 3-5 years
      Furniture and fixtures ............. 5 years

     Amortization of leasehold improvements is computed using the shorter of the remaining term of the Company's facility leases or the estimated useful lives of the improvements.

     Software. The Company capitalizes external costs related to the purchase and implementation of software projects used for business operations and engineering design activities. Capitalized software costs primarily include purchased software and external consulting fees. Capitalized software projects are amortized over the estimated useful lives of the projects, typically a two-to-five year period. The Company had $163 million and $178 million of capitalized software costs and $144 million and $131 million of accumulated amortization included in other assets at December 31, 2002 and 2001, respectively. Software amortization totaling $43 million, $56 million and $41 million was included in the Company's results of operations during 2002, 2001 and 2000, respectively.

     Impairment of long-lived assets and lease guarantees. The Company evaluates the carrying value of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use and eventual disposition of the asset. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. When assets are removed from operations and held for sale, the impairment loss is estimated as the excess of the carrying value of the assets over their fair value. The Company guarantees the residual values of equipment associated with two operating leases (See Note 13). If it becomes probable that a loss on the guarantees will occur, the Company would immediately recognize the deficiency as additional rent expense on a straight-line basis over the remaining term

                             LSI Logic Corporation

Note 1 -- Significant Accounting policies (Continued)

of the lease. In order to assess whether or not a loss has occurred, the Company uses independent appraisals and use of management estimates to estimate the residual value of the equipment. These estimates include assumptions about future conditions within the Company and industry. The Company tests for potential loss annually or sooner if events or changes in circumstances indicate that the residual value of the equipment may be lower than the guaranteed residual value.

     Self-insurance. The Company retains certain exposures in its insurance plan under self-insurance programs. Reserves for claims made and reserves for estimated claims incurred but not yet reported are recorded as current liabilities.

     Product warranties. The Company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to five years for Semiconductor products and Storage Systems' hardware and 90 days for Storage Systems' software. A liability for estimated future costs under product warranties is recorded when products are shipped.

     Fair value disclosures of financial instruments. The estimated fair value of financial instruments is determined by the Company, using available market information and valuation methodologies considered to be appropriate. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts. The fair value of investments, derivative instruments and convertible debt are based on market data. Carrying amounts of accounts receivable and accounts payable approximate fair value due to the short maturity of these financial instruments.

     Derivative instruments. All of the Company's derivative instruments are recognized as assets or liabilities in the statement of financial position and measured at fair value (see Note 7). The Company does not enter into derivative financial instruments for speculative or trading purposes. On the date a derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability ("fair-value" hedge), as a hedge of the variability of cash flows to be received ("cash-flow" hedge), or as a foreign-currency hedge. Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current period earnings. Effective changes in the fair value of a derivative that is highly effective and is designated and qualifies as a cash-flow hedge, are recorded in other comprehensive income, until earnings are affected by the variability of the cash flows. Changes in the fair value of derivatives that are highly effective, and are designated and qualify as a foreign-currency hedge, are recorded in either current period earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge (e.g., a hedge of a firm commitment that is to be settled in a foreign currency) or a cash-flow hedge (e.g., a foreign-currency-denominated forecasted transaction).

     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value, cash flow or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of the hedged items. If it were determined that a derivative was not highly effective as a hedge or that it had ceased to be a highly effective hedge, the Company would discontinue hedge accounting prospectively, as discussed below.

     The Company would discontinue hedge accounting prospectively when (1) it was determined that the derivative was no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expired or was sold, terminated or exercised; (3) the

                             LSI Logic Corporation

Note 1 -- Significant Accounting policies (Continued)

derivative was no longer designated as a hedge instrument, because it was unlikely that a forecasted transaction would occur; (4) the hedged firm commitment no longer met the definition of a firm commitment; or (5) management determined that designation of the derivative as a hedge instrument was no longer appropriate.

     When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as a highly effective fair-value hedge, the derivative will continue to be carried on the balance sheet at its fair value, and the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative will continue to be carried on the balance sheet at its fair value, and any asset or liability that was previously recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current period earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. When a hedge on an interest bearing financial instrument (such as an interest rate swap) is cancelled and hedge accounting is discontinued, the hedged item is no longer adjusted for changes in its fair value, and the remaining asset or liability will be amortized to earnings over the remaining life of the hedged item. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings.

     Concentration of credit risk of financial instruments. Financial instruments that potentially subject the Company to credit risk consist of cash equivalents, short-term investments, interest rate swaps and accounts receivable. Cash equivalents, short-term investments and interest rate swaps are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. A majority of the Company's trade receivables are derived from sales to large multinational computer, communication, networking, storage and consumer electronics manufacturers, with the remainder distributed across other industries. No customers accounted for greater than 10% of trade receivables as of December 31, 2002. As of December 31, 2001, two customers each accounted for 12% of consolidated trade receivables. Concentrations of credit risk with respect to all other trade receivables are considered to be limited due to the quantity of customers comprising the Company's customer base and their dispersion across industries and geographies. The Company performs ongoing credit evaluations of its customers' financial condition and requires collateral as considered necessary. Write-offs of uncollectable amounts have not been significant.

     Revenue recognition. Product revenue is primarily recognized upon shipment, when persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred and collection of resulting receivables is reasonably assured. Standard products sold to distributors are subject to specific rights to return products; therefore, revenue recognition is deferred until the distributor sells the product to a third party. Revenue from the licensing of the Company's design and manufacturing technology is recognized when the significant contractual obligations have been fulfilled. Royalty revenue is recognized upon the sale of products subject to royalties. The Company uses the percentage-of-completion method for recognizing revenues on fixed-fee design arrangements. All amounts billed to a customer related to shipping and handling are classified as revenue while all costs incurred by the Company for shipping and handling are classified as costs of goods sold.

     The provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" are applied to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is incidental, the fee is not bifurcated and separate accounting guidance is not applied to the hardware and software elements.

     Stock-based compensation. The Company accounts for stock-based compensation, including stock options granted and shares issued under the Employee Stock Purchase Plan, using the intrinsic value method as prescribed

                             LSI Logic Corporation

Note 1 -- Significant Accounting policies (Continued)

in APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation cost for stock options, if any, is measured as the excess of the quoted market price at grant date over the exercise price and recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the grant date.

     For all acquisitions that closed after July 2000, the intrinsic value of the unvested options, restricted awards and warrants assumed as part of the acquisitions as of the closing date of the acquisitions was recorded as deferred stock compensation as a component of the purchase price to be amortized over the respective vesting periods of the options and awards. The Company calculated the value of restricted shares issued using the closing price of its common stock on the date of consummation of the purchase. The fair value of the options and warrants assumed was determined using the Black Scholes model. Deferred stock compensation is included as a component of stockholders' equity and is amortized over the vesting period of one to four years.

     The following table provides pro forma disclosures as if the Company had recorded compensation costs based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under its stock option and stock purchase plans, the Company's net income and earnings per share would have been adjusted to the pro forma amounts below.

                                                                 Year ended December 31,
                                                     -----------------------------------------------
                                                          2002              2001             2000
                                                     --------------   ----------------   -----------
                                                        (In thousands, except per share amounts)
Net (loss)/income, as reported ...................     $ (292,440)      $   (991,955)     $ 236,600
Add: Amortization of non-cash deferred stock
 compensation expense determined under the
 intrinsic value method as reported in net income,
 net of related tax effects * ....................         30,583             44,772          9,146
Deduct: Total stock-based employee compensation
 expense determined under fair value method for
 all awards, net of related tax effects ..........       (243,871)          (242,900)       (96,615)
                                                       ----------       ------------      ---------
Pro forma net (loss)/income ** ...................     $ (505,728)      $ (1,190,083)     $ 149,131
                                                       ==========       ============      =========
(Loss)/income per share:
 Basic-as reported ...............................     $    (0.79)      $      (2.84)     $    0.76
 Basic-pro forma .................................     $    (1.36)      $      (3.41)     $    0.48
 Diluted-as reported .............................     $    (0.79)      $      (2.84)     $    0.70
 Diluted-pro forma ...............................     $    (1.36)      $      (3.41)     $    0.46

------------
* This amount excludes amortization of non-cash deferred stock compensation on restricted stock awards.
** These amounts have been adjusted to reflect a correction to volatility, which resulted in a 2% reduction in the pro forma net loss in 2001 and a 5% increase in pro forma net income in 2000.

     For the years ended December 31, 2002 and 2001, common stock equivalents of approximately 70.3 million and 95.8 million shares, respectively, were excluded from the computation of pro forma diluted earnings per share as a result of their antidilutive effect on pro forma loss per share. For the year ended December 31, 2000, common stock equivalents of approximately 6.2 million shares and interest expense of $11 million, net of taxes, associated with the 2000 Convertible Subordinated Notes were excluded from the computation of pro forma diluted earnings per share as a result of their antidilutive effect on pro forma earnings per share.

                             LSI Logic Corporation

Note 1 -- Significant Accounting policies (Continued)

     The stock-based compensation expense determined under the fair value method, included in the table above, was calculated using the Black-Scholes model. The assumptions used in this model are discussed further in Note 10.

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

                                                    Year Ended December 31,
                                           2002                                 2001
                           ------------------------------------ ------------------------------------
                                                     Per-Share                            Per-Share
                               (Loss)*     Shares+     Amount       (Loss)*     Shares+     Amount
                           -------------- --------- ----------- -------------- --------- -----------
                                            (In thousands except per share amounts)
Basic EPS:
 Net (loss)/ income
   available
   to common
   stockholders ..........  $  (292,440)  370,529   $   (0.79)   $  (991,955)  349,280   $   (2.84)
                                                    ---------                            ---------
 Effect of dilutive
   securities:
 Stock options and
   restricted
   stock awards ..........
 4 1/4% Convertible
   Subordinated Notes.....
Diluted EPS:
 Net (loss)/ income
   available
   to common
   stockholders ..........  $  (292,440)  370,529   $   (0.79)   $  (991,955)  349,280   $   (2.84)
                                                    ---------                            ---------

                                Year Ended December 31,
                                         2000
                           ---------------------------------
                                                   Per-Share
                              Income*    Shares+    Amount
                           ------------ --------- ----------
                            (In thousands except per share
                                        amounts)
Basic EPS:
 Net (loss)/ income
   available
   to common
   stockholders ..........  $ 236,600    310,813    $ 0.76
                                                    ------
 Effect of dilutive
   securities:
 Stock options and
   restricted
   stock awards ..........                21,517
 4 1/4% Convertible
   Subordinated Notes.....     10,997     22,007
Diluted EPS:
 Net (loss)/ income
   available
   to common
   stockholders ..........  $ 247,597    354,337    $ 0.70
                                                    ------

------------
*  Numerator
+  Denominator

     Options to purchase approximately 57,064,593 and 73,996,916 shares were outstanding at December 31, 2002 and 2001, respectively, and were excluded from the computation of diluted shares because of their antidilutive effect on earnings per share as the Company incurred a net loss for these years. The exercise price of these options ranged from $0.06 to $72.25 at December 31, 2002 and from $0.01 to $72.25 at December 31, 2001. Options to purchase approximately 6,573,340 shares were outstanding at December 31, 2000, but were not included in the computation of diluted shares for the year, because the exercise prices of these options were greater than the average market price of common shares. The exercise price of these options ranged from $26.38 to $72.25 at December 31, 2000.

     Common equivalent shares associated with the 2001, 2000 and 1999 Convertible Notes of 47,059,516 and 32,277,323 were excluded from the calculation of diluted shares because of their antidilutive effect on loss per share for the years ended December 31, 2002 and 2001, respectively. For the year ended December 31, 2000, common equivalent shares of 6,197,902 associated with the 2000 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on earnings per share.

     Related party transactions. There were no significant related party transactions during the years ended December 31, 2002, 2001 and 2000, other than as listed in Notes 5 and 13.

                             LSI Logic Corporation

Note 1 -- Significant Accounting policies (Continued)

     Recent accounting pronouncements. In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/ or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement applies to certain contractual obligations of the Company under operating leases for facilities and equipment. The Company adopted SFAS No. 143 on January 1, 2003, and it did not have a significant effect on the consolidated balance sheet or statement of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. The Company does not anticipate that the adoption of this statement will have a material impact on the consolidated balance sheet or statement of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is in the process of evaluating the impact FIN 45 will have, but currently believes that only the consolidated balance sheet will be affected. The guaranteed residual values for the equipment under two operating leases are subject to FIN 45 and will require a gross up to the balance sheet in 2003, by creating an asset and equal liability for the fair value of the guaranteed residual value of the equipment. The Company does not believe that this pronouncement will have a material net impact to the consolidated statement of operations. See Note 13 of the Notes to the Consolidated Financial Statements for a discussion of our operating leases.

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of this standard will not have a material impact on the consolidated balance sheet or statement of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures

                             LSI Logic Corporation

Note 1 -- Significant Accounting policies (Continued)

of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. The Company has adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We currently have two operating leases for equipment, as discussed in Note 13 of the Notes. The assets currently held under these operating leases had an original cost of approximately $332 million and are held in entities generally set up to own and lease such assets to the Company. Based on our interpretation of FIN 46, we currently believe that we will be required to consolidate the variable interest entities associated with these operating leases on July 1, 2003, the effective date of the statement for us, barring financial restructuring. We are currently seeking to refinance these leases in a manner that best meets our capital financing strategy and our cost of capital objectives. We believe that these leases once refinanced, would not require consolidation.

Note 2 -- Business Combinations

     We are continually exploring strategic acquisitions that build upon our existing library of intellectual property, human capital and engineering talent, and increase our leadership position in the markets where we operate. Below is a discussion of recent acquisitions and acquired in-process research and development.

2002
     Acquisition of Mylex Business Unit. On August 29, 2002, the Company finalized an Asset Purchase Agreement with International Business Machines Corporation ("IBM"). Under the agreement with IBM, the Company acquired certain tangible and intangible assets associated with IBM's Mylex business unit. The acquisition is expected to enhance product offerings in the expanding entry-level storage systems space within the Storage Systems segment and the PCI-RAID offering in the Semiconductor segment. The acquisition was accounted for as a purchase.

     The Company paid approximately $50.5 million in cash, which included direct acquisition costs of $0.5 million for legal and accounting fees. The total purchase price was allocated to the estimated fair value of assets acquired based on independent appraisals and management estimates as follows (in thousands):

      Fair value of net assets acquired .........................    $14,008
      In-process research and development .......................      1,922
      Current technology ........................................      6,539
      Trademarks ................................................        250
      Supply agreement ..........................................      7,247
      Excess of purchase price over net assets acquired .........     20,506
                                                                     -------
      Total purchase price ......................................    $50,472
                                                                     =======

                             LSI Logic Corporation

Note 2 -- Business Combinations (Continued)

     In-process research and development. In connection with the purchase of the Mylex business unit, the Company recorded a $1.9 million charge to IPR&D during the third quarter of 2002. As of the acquisition date, there were several projects that were in process for development of storage systems hardware, firmware and subsystem components technology.

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

     Other acquisition. In the fourth quarter of 2002, the Company completed the acquisition of a company focused on the development of digital video product technologies in a transaction valued at approximately $7 million. There were no material effects on the financial statements from this acquisition.

     Pro forma statement of earnings information has not been presented because the effect of these 2002 acquisitions was not material either on an individual or an aggregate basis.

   2001

     During 2001, the Company completed two acquisitions accounted for under the purchase method of accounting. Unaudited pro forma statement of earnings information has not been presented for the RAID business because the effects of this acquisition were not material. See summary table below (in millions, except per share amounts):

Entity name,
Segment included in,
Description of acquired      Acquisition   Purchase
business                         date        price         Consideration
--------------------------- ------------- ---------- -------------------------
RAID Division of AMI,       August 2001    $  240.5  $224 cash
Semiconductor segment,                               0.8 million restricted
Redundant Array of                                   common shares
Independent Disks ("RAID")
C-Cube,                       May 2001        893.7  40.2 million shares
Semiconductor segment,                               issued at $18.73 per
Digital video products                               share, 10.6 million
                                                     options assumed, 0.8
                                                     million warrants
                                                     assumed

                               Fair Value
Entity name,                  of tangible
Segment included in,          net assets/                  Current
Description of acquired      (liabilities)              technology &                Deferred
business                        acquired     Goodwill    trademarks      IPR&D    compensation
--------------------------- --------------- ---------- -------------- ---------- -------------
RAID Division of AMI,           $ (1.4)      $  128.9     $  77.5      $  19.1      $  16.4
Semiconductor segment,
Redundant Array of
Independent Disks ("RAID")
C-Cube,                           64.3          608.1        94.5         77.5         49.3
Semiconductor segment,
Digital video products

     Pro forma results for C-Cube acquisition. The following unaudited pro forma summary is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had the Company and C-Cube been a consolidated entity during the periods presented. The summary combines the results of operations as if C-Cube had been acquired as of the beginning of the periods presented.

                             LSI Logic Corporation

Note 2 -- Business Combinations (Continued)

     The summary includes the impact of certain adjustments such as amortization of intangibles and non-cash deferred stock compensation. Additionally, the in-process research and development charge of $78 million discussed above has been excluded from the periods presented as it arose from the acquisition of C-Cube. The restructuring of operations and other items of $220 million were included in the pro forma calculation as the charges did not relate to the acquisition of C-Cube (see Note 4).

                                                  Year ended December 31,
                                                    2001           2000
                                               ------------- ---------------
                                                        (Unaudited)
                                                   (In thousands, except
                                                    per-share amounts)
   Revenues ..................................  $1,851,659     $ 3,002,716
   Net (loss)/income .........................  $ (962,488)    $   109,112
   Basic (loss)/earnings per share ...........  $    (2.65)    $      0.31
   Diluted (loss)/earnings per share .........  $    (2.65)    $      0.29

2000
     During 2000, the Company completed six acquisitions each accounted for under the purchase method of accounting. Unaudited pro forma statement of earnings information has not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis. See summary table below (in millions, except per share amounts):

Entity name,
Segment included in,
Description of acquired           Acquisition    Purchase
business                              date         price        Consideration
------------------------------- --------------- ---------- ----------------------
Syntax,                         November 2000    $  58.8   1.4 million shares
Storage Systems segment,                                   issued at $30.71 per
Software solutions for                                     share, including 0.04
centralized storage                                        million restricted
management                                                 common shares,
                                                           0.6 million options
                                                           assumed
ParaVoice,                       October 2000       38.6   Cash
Semiconductor segment,
Voice over Internet Protocol
(VoIP) and Voice over DSL
(VoDSL)
DataPath,                         July 2000        420.8   7.5 million shares
Semiconductor segment,                                     issued at $46.11 per
Semiconductor standard                                     share, including 2.3
products                                                   million restricted
                                                           common shares, 1.6
                                                           million options
                                                           assumed
Intraserver,                       May 2000         62.9   1.2 million shares
Semiconductor segment,                                     issued at $45.83 per
Host adapter boards, storage                               share, 0.2 million
infrastructure and                                         options assumed
communication products

                                   Fair Value                 Current
Entity name,                      of tangible               technology,
Segment included in,              net assets/               trademarks &
Description of acquired          (liabilities)                customer               Deferred
business                            acquired     Goodwill       base       IPR&D   compensation
------------------------------- --------------- ---------- ------------- -------- -------------
Syntax,                             $ (11.1)     $  49.4      $  18.0     $   --     $   2.5
Storage Systems segment,
Software solutions for
centralized storage
management

ParaVoice,                              0.1         13.6         18.0         6.9         --
Semiconductor segment,
Voice over Internet Protocol
(VoIP) and Voice over DSL
(VoDSL)

DataPath,                             ( 6.4)       154.0         17.4        54.2      201.6
Semiconductor segment,
Semiconductor standard
products

Intraserver,                          ( 7.0)        53.0         15.3         1.6         --
Semiconductor segment,
Host adapter boards, storage
infrastructure and
communication products

                             LSI Logic Corporation

Note 2 -- Business Combinations (Continued)

Entity name,
Segment included in,
Description of acquired      Acquisition   Purchase
business                         date        price    Consideration
--------------------------- ------------- ---------- ---------------
Division of Cacheware,       April 2000    $  22.2   Cash
Storage Systems segment,
SAN Business
Division of NeoMagic,        April 2000       15.4   Cash
Semiconductor segment,
Optical read-channel mixed
signal design team and RF
intellectual property

                               Fair Value                 Current
Entity name,                  of tangible               technology,
Segment included in,          net assets/               trademarks &
Description of acquired      (liabilities)                customer                Deferred
business                        acquired     Goodwill       base       IPR&D    compensation
--------------------------- --------------- ---------- ------------- --------- -------------
Division of Cacheware,          $  0.2        $  9.7      $  4.0      $  8.3   --
Storage Systems segment,
SAN Business
Division of NeoMagic,              1.3           3.9         3.8         6.4   --
Semiconductor segment,
Optical read-channel mixed
signal design team and RF
intellectual property

     During 2001, the NeoMagic research project was abandoned and the remaining intangibles and goodwill recorded in connection with the project were written off to restructuring of operations and other items.

     In-process research and development. The Company recorded in-process research and development ("IPR&D") charges of $3 million, $97 million and $77 million for the years ended December 31, 2002, 2001 and 2000, respectively. The details at the acquisition date are summarized in the table below.

                                                                                                          Revenue
                                                                                  Percentage of         projections
                                    Acquisition                 Discount           Completion             extend       Royalty
Company                                Date          IPR&D        rate             and Method             through       rate
-------------------------------   --------------   ---------   ----------   ------------------------   ------------   --------
                                                                  (dollar amounts in millions)
Mylex Division of IBM .........    August 2002      $  1.9          25%      10% to 50%, percent of    2006           --
                                                                                  R&D expenses
RAID Division of AMI ..........    August 2001        19.1          20%           12% to 62%,          2006           --
                                                                            percent of R&D expenses
C-Cube ........................     May 2001          77.5        27.5%      61% to 84%, percent of    2006           --
                                                                                  R&D expenses
ParaVoice .....................   October 2000         6.9          50%       23%, percent of R&D      2005           --
                                                                                    expenses
DataPath ......................     July 2000         54.2          20%       50% to 75%, project      2007           20%
                                                                                   milestones
Intraserver ...................     May 2000           1.6          30%       20% to 95%, project      2005           30%
                                                                                   milestones
Division of NeoMagic ..........    April 2000          6.4          30%       68%, percent of R&D      2004           30%
                                                                                    expenses
Division of Cacheware .........    April 2000          8.3          30%       90%, percent of R&D      2003           30%
                                                                                    expenses

     The amounts of IPR&D were determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed as of the respective acquisition dates. The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The net cash flows from the identified projects were based on estimates of revenues, cost of revenues, research and development costs, selling, general and administrative costs and applicable income taxes for the projects. Total revenues for the projects are expected to extend through the dates noted in the table above by acquisition. These projections were based on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions by our competitors and the Company. These estimates do not account for any potential synergies that may be realized as a result of the acquisition and are in line with industry averages and growth estimates.

                             LSI Logic Corporation

Note 2 -- Business Combinations (Continued)

     The percentage of completion for the projects was determined using one of the following two methods:

     o Percentage of research and development expenses. Research and development expenses incurred as of the acquisition dates for the projects as a percentage of total research and development expenses to bring the projects to technological feasibility.

     o Project milestones. Milestones representing management's estimate of effort, value added and degree of difficulty of the portion of the projects completed as of the acquisition dates, as compared to the remaining research and development to be completed to bring the projects to technological feasibility. The development process is grouped into three phases, with each phase containing between one and five milestones. The three phases are: (i) researching the market requirements and the engineering architecture and feasibility studies;
          (ii) design and verification milestones; and (iii) prototyping and testing the product (both internal and customer testing).

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

Note 3 -- Goodwill and Intangible Assets

     The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. As a result, goodwill is no longer amortized, but is instead tested for impairment annually or sooner if circumstances indicate that it may no longer be recoverable. In addition, intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141, "Business Combinations" have been reclassified to goodwill. Assembled workforce, net of accumulated amortization of $56 million was reclassified to goodwill.

     Upon adoption, the Company completed the transitional goodwill impairment assessment required by SFAS No. 142 and concluded that goodwill was not impaired as of January 1, 2002. The annual impairment test was performed as of December 31, 2002 and indicated that goodwill was not impaired. For the purpose of measuring the impairment, goodwill was assigned to reporting units as defined by SFAS No. 142. The reporting units identified by the Company are Semiconductor and Storage Systems.

                             LSI Logic Corporation

Note 3 -- Goodwill and Intangible Assets (Continued)

     Goodwill and intangible assets by reportable segment are comprised of the following (in thousands):

                                        December 31, 2002                December 31, 2001
                                  ------------------------------   -----------------------------
                                      Gross                            Gross
                                     Carrying       Accumulated       Carrying      Accumulated
                                      Amount       Amortization        Amount       Amortization
                                  -------------   --------------   -------------   -------------
Unamortized intangible assets:
 Semiconductor ................    $  887,990       $       --      $  892,212      $       --
 Storage Systems ..............        80,474               --          59,968              --
                                   ----------       ----------      ----------      ----------
   Total goodwill (a) .........       968,464               --         952,180              --
Amortized intangible assets:
 Semiconductor:
  Current technology ..........       372,260         (159,295)        370,462         (97,545)
  Trademarks ..................        37,347          (13,589)         37,347          (7,797)
                                   ----------       ----------      ----------      ----------
   Subtotal ...................       409,607         (172,884)        407,809        (105,342)
Storage Systems:
 Current technology ...........        67,080          (32,773)         60,541         (23,810)
 Trademarks ...................         3,750           (1,954)          3,500          (1,498)
 Customer base ................         5,010           (1,684)          5,010            (848)
 Supply agreement .............         7,247             (820)             --              --
                                   ----------       ----------      ----------      ----------
   Subtotal ...................        83,087          (37,231)         69,051         (26,156)
                                   ----------       ----------      ----------      ----------
Total .........................    $1,461,158       $ (210,115)     $1,429,040      $ (131,498)
                                   ==========       ==========      ==========      ==========

------------
(a) Goodwill is net of accumulated amortization immediately prior to the adoption of SFAS No. 142.

     The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (in thousands):

                                               Semiconductor     Storage Systems
                                                  segment            segment          Total
                                              ---------------   ----------------   -----------
Balance as of January 1, 2002 .............      $ 892,212           $59,968        $952,180
Goodwill acquired during the year .........          2,915            20,506          23,421
Adjustment to goodwill acquired in a
 prior year for a tax refund ..............         (7,137)               --          (7,137)
                                                 ---------           -------        --------
Balance as of December 31, 2002 ...........      $ 887,990           $80,474        $968,464
                                                 =========           =======        ========

     Amortization expense is comprised of the following (in thousands):

                                     Year Ended December 31,
                               ------------------------------------
                                  2002         2001         2000
                               ---------   -----------   ----------
Goodwill ...................    $    --     $130,339      $38,660
Current technology .........     70,713       52,456       31,995
Trademarks .................      6,248        4,621        1,980
Customer base ..............        836          835           13
Supply agreement ...........        820           --           --
                                -------     --------      -------
Total ......................    $78,617     $188,251      $72,648
                                =======     ========      =======

                             LSI Logic Corporation

Note 3 -- Goodwill and Intangible Assets (Continued)

     The amounts allocated to current technology, trademarks, customer base and supply agreement are being amortized over their estimated weighted average useful lives of two to six years.

     The estimated future amortization expense of intangible assets as of December 31, 2002 is as follows (in millions):

                                      Amount:
Fiscal year:                         --------
  2003 ...........................     $ 83
  2004 ...........................       82
  2005 ...........................       73
  2006 ...........................       40
  2007 and later .................        5
                                       ----
                                       $283
                                       ====

     Pro forma net loss and pro forma net loss per share excluding amortization expense for goodwill are as follows (in thousands):

                                                                     Year Ended December 31,
                                                         -----------------------------------------------
                                                              2002             2001             2000
                                                         --------------   --------------   -------------
Net (loss)/income, as reported .......................     $ (292,440)      $ (991,955)      $ 236,600
Add back goodwill amortization .......................             --          130,339          38,660
                                                           ----------       ----------       ---------
Pro forma net (loss)/income ..........................       (292,440)        (861,616)        275,260
                                                           ==========       ==========       =========
Basic (loss)/income per share, as reported ...........     $    (0.79)      $    (2.84)      $    0.76
Add back goodwill amortization .......................             --             0.37            0.12
                                                           ----------       ----------       ---------
Basic pro forma (loss)/income per share ..............     $    (0.79)      $    (2.47)      $    0.88
                                                           ==========       ==========       =========
Diluted (loss)/income per share, as reported .........     $    (0.79)      $    (2.84)      $    0.70
Add back goodwill amortization .......................             --             0.37            0.11
                                                           ----------       ----------       ---------
Diluted (loss)/income per share ......................     $    (0.79)      $    (2.47)      $    0.81
                                                           ==========       ==========       =========

Note 4 -- Restructuring and other items

2002
     The Company recorded approximately $67.1 million in restructuring of operations and other items for the year ended December 31, 2002, consisting of $75.2 million for restructuring of operations, and a gain of $8.1 million for other items including the gain on sale of CDMA handset product technology. Restructuring of operations and other items were primarily included in the Semiconductor segment; the restructuring expense included in the Storage Systems segment was not significant.

Restructuring and impairments of long-lived assets:

     In the first quarter of 2002, the Company announced a set of actions to reduce costs and streamline operations. These actions included a worldwide reduction in workforce, downsizing the Company's manufacturing operations in Tsukuba, Japan and the decision to exit the CDMA handset product technology. During the three months ended March 31, 2002, the Company recorded a restructuring charge for severance for approximately 1,150 employees worldwide and exit costs primarily associated with cancelled contracts and operating leases. As a result of the restructuring actions, the Company recorded fixed asset write-downs due to impairment in the U.S. and Japan for assets that will be disposed of by sale. In the second quarter of 2002, the Company completed the sale of CDMA handset product technology to a third party, recognizing a net gain of $6.4 million.

                             LSI Logic Corporation

Note 4 -- Restructuring and other items (Continued)

     During the fourth quarter of 2002, the Company reversed approximately $5 million of previously accrued restructuring expenses. As a result of the Company's decision to terminate fewer employees than the original plan contemplated in Tsukuba, Japan, previously accrued restructuring expenses were reversed for termination benefits including outplacement costs and certain contract termination fees of $7 million. This was offset by additional expense accruals of $2 million for costs related to the previously announced closure of the Colorado Springs fabrication facility. Certain other reclassifications were made between lease and contract terminations and facility closure and other exit costs to reflect changes in management estimates for the remaining costs for these activities.

     On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. The adoption did not have a significant effect on the Company's financial position and results of operations.

     Assets held for sale of $74 million and $89 million were included as a component of prepaid expenses and other current assets as of December 31, 2002 and 2001, respectively. In September 2002, the Company recorded $13 million of additional fixed asset write-downs to reflect the decrease in the fair market value of the assets during the period. Assets classified as held for sale are not depreciated. The fair value of assets determined to be impaired was the result of independent appraisals and the use of management estimates. Given that current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that the Company will realize the current net carrying value for the assets. The Company reassesses the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary.

     The following table sets forth the Company's restructuring reserves as of December 31, 2002, which are included in other accrued liabilities on the balance sheet:

                                                       Balance at    Restructuring       Release of        Utilized      Balance at
                                                      December 31,      Expense         reserve and         during      December 31,
                                                          2001            2002       reclassifications       2002           2002
                                                     -------------- --------------- ------------------- -------------- -------------
                                                             (In thousands)                          (In thousands)
Write-down of excess assets(a) .....................    $  3,762        $ 38,918         $   5,147        $  (41,819)     $  6,008
Lease terminations and maintenance contracts(c) ....      10,695          12,871           (10,559)           (6,250)        6,757
Facility closure and other exit costs (c) ..........      14,153             415             4,058           (10,497)        8,129
Payments to employees for severance(b) .............         724          27,490            (3,150)          (23,673)        1,391
                                                        --------        --------         ---------        ----------      --------
Total ..............................................    $ 29,334        $ 79,694         $  (4,504)       $  (82,239)     $ 22,285
                                                        ========        ========         =========        ==========      ========

------------
(a) Amounts utilized in 2002 reflect a non-cash write-down of fixed assets in the U.S. and Japan due to impairment of $38.3 million and cash payments for machinery and equipment decommissioning costs of $3.5 million. The fixed asset write-downs were accounted for as a reduction of the assets and did not result in a liability. The $6.0 million balance as of December 31, 2002 relates to machinery and equipment decommissioning costs in the U.S and selling costs for assets held for sale.

(b) Amounts utilized represent cash severance payments to approximately 1,290 employees during the year ended December 31, 2002. The $1.4 million balance as of December 31, 2002 will be paid during 2003.

(c)  Amounts utilized represent cash payments.

Other items:

     The Company recorded a net gain of $1.7 million in other items during the first quarter of 2002, which consisted of a nonrefundable deposit paid to the Company in the first quarter of 2002 related to the termination of the agreement to sell the Colorado Springs fabrication facility during 2001, offset in part by certain costs associated with maintaining CDMA handset product technology until sold.

                             LSI Logic Corporation

Note 4 -- Restructuring and other items (Continued)

2001
     The Company recorded approximately $219.6 million in restructuring of operations and other items for the year ended December 31, 2001, consisting of $207.2 million for restructuring of operations and $12.4 million for other items. Restructuring of operations and other items were primarily included in the Semiconductor segment; the restructuring expense included in the Storage Systems segment was not significant.

Restructuring and impairments of long-lived assets:

     In September 2001, the Company announced the consolidation of U.S. manufacturing operations to Gresham, Oregon including the transfer of process research and development from Santa Clara, California to Gresham, Oregon. The Company also announced the closure of certain assembly activities in Fremont, California, which would be transferred offshore. As a result of these actions, the Company recorded a restructuring charge of $95.0 million, including fixed asset write-downs due to impairment as a result of the restructuring actions in the U.S., losses on operating leases for equipment and facilities, severance for approximately 600 employees across multiple company activities and functions in the U.S., Europe, Japan and Asia Pacific, as well as other exit costs.

     In April 2001, the Company announced the closure of the Company's Colorado Springs fabrication facility. This facility was closed in the fourth quarter of 2001. The Company recorded an impairment charge of $130.5 million relating to the facility, of which approximately $35.0 million was recorded in cost of sales and $95.5 million was recorded in restructuring charges. The restructuring charges consisted of fixed asset write-downs due to impairment as a result of the restructuring actions, losses on operating leases for equipment, severance for approximately 413 manufacturing employees and other exit costs.

     During the second quarter of 2001, the Company recorded an additional $16.8 million in restructuring charges primarily associated with the write-down of fixed assets due to impairment as a result of the restructuring actions in the U.S., Japan and Hong Kong that will be disposed of and severance charges for approximately 240 employees across multiple company activities and functions in the U.S., Europe and Asia Pacific.

     The following table sets forth our restructuring reserves as of December 31, 2001, which are included in other accrued liabilities on the balance sheet:

                                                             Restructuring        Utilized        Balance at
                                                                Expense            during        December 31,
                                                                  2001              2001             2001
                                                            ---------------   ---------------   -------------
                                                                             (In thousands)
Write-down of excess assets(a) ..........................      $ 139,724        $  (135,962)       $  3,762
Lease terminations and maintenance contracts(c) .........         26,912            (16,217)         10,695
Facility closure and other exit costs (c) ...............         24,242            (10,089)         14,153
Payments to employees for severance(b) ..................         16,346            (15,622)            724
                                                               ---------        -----------        --------
Total ...................................................      $ 207,224        $  (177,890)       $ 29,334
                                                               =========        ===========        ========

------------
(a) Amounts utilized in 2001 reflect a non-cash write-down of fixed assets in the U.S., Japan and Hong Kong due to impairment of $133.8 million and cash payments for machinery and equipment decommissioning costs of $2.2 million. The fixed asset write-downs were accounted for as a reduction of the assets and did not result in a liability. The $3.8 million balance as of December 31, 2001 relates to machinery and equipment decommissioning costs in the U.S.

(b) Amounts utilized represent cash payments related to the severance of approximately 1,180 employees during the year ended December 31, 2001.

(c)  Amounts utilized represent cash payments.

                             LSI Logic Corporation

Note 4 -- Restructuring and other items (Continued)

Other items:

     The Company recorded approximately $12.4 million in other items during 2001 as follows:

     o $8.1 million in charges associated with the write-down of intangible assets due to impairment. The majority of the intangible assets were originally acquired in the purchase of a division of NeoMagic in the second quarter of 2000.

     o $4.3 million in charges primarily consisting of the write-down of an investment in a marketable equity security and related purchased intellectual property.

2000

     The Company recorded a restructuring of operations and other items, net, only in the Semiconductor segment, of $2.8 million in 2000. This was primarily related to the loss on an agreement entered into with a third party to outsource certain testing services previously performed by us at our Fremont, California facility.

Note 5 -- License Agreement

     In the second quarter of 1999, the Company and Silterra Malaysia Sdn. Bhd. (formerly known as Wafer Technology (Malaysia) Sdn. Bhd.) ("Silterra") entered into a technology transfer agreement under which the Company grants licenses to Silterra with respect to certain of the Company's wafer fabrication technologies and provides associated manufacturing training and related services. In exchange, the Company received cash consideration of $75 million and equity consideration over four years for which transfers of technology and performance of obligations of the Company were scheduled to occur. The equity consideration was valued at zero at December 31, 2002. The obligations under the technology transfer agreement are complete as of December 31, 2002. The Company transferred technology to Silterra valued at $8 million, $20 million, $24 million and $15 million for the years ended December 31, 2002, 2001, 2000 and 1999 respectively. The amount was recorded as an offset to the Company's R&D expenses. In addition, the Company provided engineering training with a value of $2 million, $4 million and $2 million for the years ended December 31, 2001, 2000 and 1999. The amount was recorded as an offset to cost of revenues.

                             LSI Logic Corporation

Note 6 -- Cash, Cash Equivalents and Investments

                                                       December 31,     December 31,
                                                           2002             2001
                                                      --------------   -------------
                                                              (In thousands)
Cash and cash equivalents
Overnight deposits ................................      $ 117,899       $ 295,439
Commercial paper ..................................         20,804         151,793
Corporate and municipal debt securities ...........         30,524           9,957
                                                         ---------       ---------
 Total cash equivalents ...........................        169,227         457,189
Cash ..............................................        279,620         299,949
                                                         ---------       ---------
 Total cash and cash equivalents ..................      $ 448,847       $ 757,138
                                                         =========       =========
Available-for-sale debt securities
Corporate and municipal debt securities ...........      $ 180,843       $ 191,405
Commercial paper ..................................             --          19,851
Auction rate preferred stock ......................         55,590          29,887
U.S. government and agency securities .............        202,613          15,026
Asset- and mortgage-backed securities .............        102,083              --
                                                         ---------       ---------
 Total short-term investments .....................      $ 541,129       $ 256,169
                                                         =========       =========
Long-term investment in equity securities .........      $  37,655       $  78,433
                                                         =========       =========

     Net realized gains on sales of available-for-sale debt securities were $8 million and $2 million for the years ended December 31, 2002 and 2001, respectively. Realized gains and losses for these securities were not significant for the year ended December 31, 2000.

     Contractual maturities of available-for-sale debt securities as of December 31, 2002 were as follows (in thousands):

  Due within one year ................  $154,512
  Due in 1-5 years ...................   195,258
  Due in 5-10 years ..................   100,034
  Due after 10 years .................    91,325
                                        --------
  Total ..............................  $541,129
                                        ========

     The maturities of asset and mortgage-backed securities were allocated based on contractual principal maturities assuming no prepayments.

     An unrealized gain on long-term investments in available-for-sale securities of $3 million, net of the related tax effect of $1 million, and $22 million, net of the related tax effect of $12 million, was included in accumulated comprehensive income as of December 31, 2002 and 2001, respectively.

Long-term investment in marketable available-for-sale securities

                                               Gross          Gross
                               Adjusted     unrealized     unrealized     Estimated
                                 cost          gains         losses       fair value
                              ----------   ------------   ------------   -----------
                                                  (In thousands)
December 31, 2002 .........    $13,073        $ 6,589       $ (2,586)      $17,076
December 31, 2001 .........     19,691         34,560             --        54,251

                             LSI Logic Corporation

Note 6 -- Cash, Cash Equivalents and Investments (Continued)

     During 2002, the Company realized a net pre-tax loss of $19 million associated with the decline in value of equity securities. The decline in value was considered by management to be other than temporary. Sales of equity securities during 2002 were not significant.

     During 2001, the Company sold equity securities for $8 million in the open market, realizing a pre-tax gain of approximately $5 million. The Company also wrote down to estimated fair value equity investments in certain technology companies. The write-down was for approximately $19 million. The decline in value of the investments was considered by management to be other than temporary. In addition, a pre-tax gain of approximately $4 million was realized associated with equity securities of a certain technology company that was acquired by another technology company during the year.

     During 2000, the Company sold equity securities for $79 million in the open market, realizing a pre-tax gain of approximately $73 million. In addition, the Company realized a pre-tax gain of approximately $7 million associated with equity securities of a certain technology company that was acquired by another technology company during the year.

Note 7 -- Derivative Instruments

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

     Forward contracts are used to hedge certain cash flows denominated in non-functional currencies. As of December 31, 2002, there were no such contracts outstanding. As of December 31, 2001, there was one forward contract outstanding that expired within one month. These contracts were designated as foreign currency fair value hedges. The fair values of these instruments are recorded in other current assets or other accrued liabilities. Changes in the fair value of forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in interest income and other, net. For the years ended December 31, 2002 and 2001, respectively, the change in time value of the forward contracts was not significant. The Company did not record any gains or losses due to hedge ineffectiveness during 2002 or 2001.

     The Company also enters into purchased currency option contracts that are designated as foreign currency cash-flow hedges of third-party yen revenue exposures. There were no option contracts outstanding as of December 31, 2002 and 2001. Changes in the fair value of currency option contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in interest income and other, net. For the years ended December 31, 2002 and 2001, the change in option time value was approximately $2 million and $4 million, respectively. During the years ended December 31, 2002 and 2001, $0.3 million and $6 million, respectively, were reclassified to revenue from other comprehensive income as the forecasted transactions affected earnings. The Company did not record any gains or losses due to hedge ineffectiveness for the years ended December 31, 2002 or 2001.

     Forward exchange contracts are also used to hedge certain foreign currency-denominated assets or liabilities. These derivatives do not qualify for hedge accounting treatment. Accordingly, changes in the fair value of these hedges are recorded immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged. The related gains and losses included in interest income and other, net, were not significant.

                             LSI Logic Corporation

Note 7 -- Derivative Instruments (Continued)

Interest rate risk

     The Company is subject to interest rate risk on our investment portfolio and outstanding debt. In order to better manage interest rate risk on the investment portfolio (See Note 6), which reprices more frequently than the debt portfolio, and to better manage asset and liability mismatches, the Company entered into interest rate swap transactions (the "Swaps") with several investment banks in June 2002. The Swaps were entered into to convert the fixed rate interest expense on the Company's 4% and 4.25% Convertible Subordinated Notes (the "Notes") to a floating rate based on LIBOR (see Note 9).

     As of December 31, 2002, interest rate Swaps with a notional amount of $740 million effectively convert fixed interest payments to LIBOR-based floating rates. Under the terms of the Swaps, the Company must provide collateral to match any mark-to-market exposure on the swaps. Collateral of approximately $7 million was included in non-current assets and deposits as of December 31, 2002. The Swaps qualify for hedge accounting as fair value hedges, with changes in the fair value of the interest rate risk on the Notes being offset by changes in the fair values of the Swaps recorded as a component of interest expense. The net mark-to-market impact of the changes in fair value of the interest rate risk on the Notes and the Swaps on earnings for the year ended December 31, 2002 reduced income by $4 million and was included in interest expense. The change in fair value of the hedged interest rate risk was $37 million at December 31, 2002 and was included in long-term debt. The fair value of the Swaps was $33 million at December 31, 2002 and was included in other long-term assets.

     As a result of the buyback of a portion of the Notes (see Note 9) during the fourth quarter of 2002 and the Company's continuing monitoring of asset and liability mismatches, the Company discontinued hedge accounting and terminated interest rate Swaps with a notional amount of $345 million. The unrecognized gain of $4.2 million from the termination of these Swaps was included as a component of the Notes and is being amortized as an adjustment to interest expense over the remaining 15 month term of the Notes.

                             LSI Logic Corporation

Note 8 -- Balance Sheet Detail

                                                                         December 31,
                                                                     2002              2001
                                                               ---------------   ---------------
                                                                        (In thousands)
Inventories:
 Raw materials .............................................    $     18,152      $     31,797
 Work-in-process ...........................................          65,052            88,354
 Finished goods ............................................         111,262           136,478
                                                                ------------      ------------
                                                                $    194,466      $    256,629
                                                                ============      ============
Property and equipment:
 Land ......................................................    $     53,013      $     52,130
 Buildings and improvements ................................         470,028           470,433
 Equipment .................................................       1,253,061         1,330,609
 Furniture and fixtures ....................................          46,783            54,778
 Leasehold improvements ....................................          37,151            54,083
 Construction in progress ..................................          18,747            58,454
                                                                ------------      ------------
                                                                   1,878,783         2,020,487
 Accumulated depreciation and amortization .................      (1,131,819)       (1,076,113)
                                                                ------------      ------------
                                                                $    746,964      $    944,374
                                                                ============      ============
Other accrued liabilities:
 Accrued expenses ..........................................    $    142,592      $    158,673
 Sales tax payable .........................................           4,687             7,044
 Interest payable ..........................................          15,273            14,890
 Restructuring reserves ....................................          22,285            29,334
                                                                ------------      ------------
                                                                $    184,837      $    209,941
                                                                ============      ============
Accumulated other comprehensive income:
 Unrealized gains on available-for-sale securities .........    $      2,599      $     22,683
 Foreign currency translation adjustments ..................           3,127            (8,226)
                                                                ------------      ------------
                                                                $      5,726      $     14,457
                                                                ============      ============

     The Company recorded, as a component of cost of revenues, additional excess inventory and related charges of $46 million and $211 million for the years ended December 31, 2002 and 2001, respectively. The charges were due to underutilization related to a temporary idling of the Company's fabrication facilities due to reduced demand, inventory production in anticipation of closing the Company's Colorado Springs manufacturing facility during 2001 (see
Note 4), and a sudden and significant decrease in forecasted revenue. The charges were calculated in accordance with the Company's policy, which is primarily based on inventory levels in excess of 12 months and management judgment of demand for each specific product.

     An allocation of interest costs incurred on borrowings during a period required to complete construction of the asset was capitalized as part of the historical cost of acquiring certain assets. Gross capitalized interest included in property and equipment totaled $29 million at December 31, 2002 and 2001. Accumulated amortization of capitalized interest was $20 million and $17 million at December 31, 2002 and 2001, respectively. No interest was capitalized during 2002 and 2001.

                             LSI Logic Corporation

Note 9 -- Debt

                                                                                                   December 31,
                                                                                           -----------------------------
                                                                   Interest    Conversion
                                                        Maturity     Rate*       Price          2002           2001
                                                       ---------- ---------- ------------- -------------- --------------
                                                                                                  (In thousands)
2001 Convertible Subordinated Notes .................. 2006             4%   $ 26.3390       $  490,000     $  490,000
2000 Convertible Subordinated Notes .................. 2005             4%   $ 70.2845          385,000        500,000
1999 Convertible Subordinated Notes .................. 2004          4.25%   $ 15.6765          324,935        344,935
Change in fair value of interest rate
 risk on Convertible Subordinated
 Notes ...............................................                                           36,724             --
Unamortized gain on terminated swap ..................                                            4,025             --
Capital lease obligations ............................                                              894          1,203
                                                                                             ----------     ----------
                                                                                              1,241,578      1,336,138
Current portion of long-term debt and capital lease
 obligations .........................................                                             (361)          (332)
                                                                                             ----------     ----------
Long-term debt and capital lease obligations .........                                       $1,241,217     $1,335,806
                                                                                             ==========     ==========

------------
* The interest rate on a portion of the Convertible Subordinated Notes has been converted to floating rates through interest rate swaps (see Note 7). The weighted average interest rate on the Convertible Subordinated Notes, after adjusting for the impact of the interest rate swaps, for the year ended December 31, 2002, was 3.02%.

     The 2001, 2000 and 1999 Convertible Subordinated Notes are subordinated to all existing and future senior debt and are convertible at the holder's option at any time after 60 days following issuance. They are redeemable at the Company's option, in whole or in part, on at least 30 days notice at any time on or after the call date, which is two years before the due date. Each holder of the Convertible Notes has the right to cause the Company to repurchase all of such holder's Convertible Notes at 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change, which includes a transaction or event such as an exchange offer, liquidation, tender offer, consolidation, merger or combination. Interest is payable semiannually. The Company paid approximately $14 million, $15 million and $10 million for debt issuance costs related to the 2001, 2000 and 1999 Convertible Notes, respectively. The debt issuance costs are being amortized using the interest method. As of December 31, 2002 and 2001, total debt issuance costs, net of accumulated amortization was $19 million and $28 million, respectively, and included in other long-term assets. The net proceeds from the 2001 Convertible Notes were used to repay bank debt outstanding with a balance of approximately $200 million. The net proceeds from the 2000 Convertible Notes were used to repay bank debt outstanding with a balance of approximately $380 million. The net proceeds of the 1999 Convertible Notes were used to repay existing debt obligations.

     During 2002, the Company repurchased $115 million of the 2000 Convertible Subordinated Notes and $20 million of the 1999 Convertible Subordinated Notes, recognizing a pre-tax gain of $14 million, net of the write-off of debt issuance costs associated with the issuance of the Notes. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" related to extinguishment of debt as of January 1, 2002. As a result, the gain on the repurchase of debt is included in interest income and other, net, in the statement of operations.

     At December 31, 2002, the estimated fair values of the 2001, 2000 and 1999 Convertible Subordinated Notes were $404 million, $343 million and $311 million, respectively. At December 31, 2001, the estimated fair values of the 2001, 2000 and 1999 Convertible Subordinated Notes were $445 million, $419 million and $387 million, respectively.

     Aggregate principal payments required on outstanding capital lease and debt obligations are $0.3 million, $325 million, $385 million and $490 million for the years ended December 31, 2003, 2004, 2005 and 2006, respectively. There are currently no payments required after December 31, 2006.

                             LSI Logic Corporation

Note 9 -- Debt (Continued)

     The Company paid $47 million, $38 million and $30 million in interest during 2002, 2001 and 2000, respectively.

Note 10 -- Common Stock

     Stock option plans. The Company has stock option plans to grant options to officers, employees and consultants. Under these plans, the Company may grant stock options with an exercise price that is no less than the fair market value of the stock on the date of grant. The term of each option is determined by the Board of Directors and is generally ten years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant. The 1999 Nonstatutory Stock Option Plan and 1991 Equity Incentive Plan have 34 million and 30 million shares available for future grants, respectively, as of December 31, 2002.

     The 1995 Director Option Plan, as amended, provides for an initial grant to new directors of 30,000 options to purchase shares of common stock and subsequent automatic grants of 25,000 options to purchase shares of common stock each year thereafter. The initial grants vest in annual increments of 25% per year, commencing one year from the date of grant. Subsequent option grants become exercisable in full six months after the grant date. The exercise price of the options granted is equal to the fair market value of the stock on the date of grant. There are 0.3 million shares available for future grants under the 1995 Director Option Plan.

     There are a total of 121 million shares of common stock reserved for issuance upon exercise of options, including options available for future grants, outstanding under all stock option plans.

     Stock option exchange program. On August 20, 2002, the Company filed, with the Securities and Exchange Commission, an offer to exchange stock options outstanding under the 1991 Equity Incentive Plan and the 1999 Nonstatutory Stock Option Plan for new options. Under the exchange offer, eligible employees had the opportunity to exchange eligible stock options for the promise to grant new options in the future under the 1999 Nonstatutory Stock Option Plan. Directors and executive officers of the Company were not eligible to participate in this program. The exchange offer expired September 18, 2002, and the Company accepted an aggregate of 16,546,370 options for exchange. On March 20, 2003, the Company will grant a new option that will cover two shares of LSI Logic common stock for every three shares covered by an option an employee elected to exchange. The exercise price per share of the new options will be equal to the fair market value of the Company's common stock on the new grant date. The exchange program is not expected to result in the recording of any compensation expense in our statement of operations. (See Note 14.)

                             LSI Logic Corporation

Note 10 -- Common Stock (Continued)

     The following table summarizes the Company's stock options for each of the years ended December 31, 2002, 2001 and 2000 (share amounts in thousands):

                                                       2002                    2001                    2000
                                              ----------------------- ----------------------- ----------------------
                                                            Weighted                Weighted               Weighted
                                                            Average                 Average                 Average
                                                            Exercise     Number     Exercise     Number    Exercise
                                               Number of   Price Per       of      Price Per       of      Price Per
                                                 Shares      Share       Shares      Share       Shares      Share
                                              ----------- ----------- ----------- ----------- ----------- ----------
Options outstanding at January 1, ...........    73,997    $   22.44     55,164    $   24.09     48,709    $  16.73
Options assumed in acquisitions .............        --           --     10,617        15.26      2,327        6.19
Options canceled ............................   (23,751)     ( 30.57)    (7,257)     ( 25.89)    (5,833)    ( 27.94)
Options granted .............................     8,425        14.21     18,911        20.79     18,069       41.47
Options exercised ...........................    (1,606)     (  8.57)    (3,438)     ( 10.22)    (8,108)    ( 10.70)
                                                -------    ---------     ------    ---------     ------    --------
Options outstanding at December 31, .........    57,065    $   18.24     73,997    $   22.44     55,164    $  24.09
                                                =======    =========     ======    =========     ======    ========
Options exercisable at December 31, .........    34,333    $   17.02     30,766    $   18.81     19,250    $  14.62
                                                =======    =========     ======    =========     ======    ========

     Significant option groups outstanding as of December 31, 2002 are as follows (share amounts in thousands):

                                          Outstanding                      Exercisable
                             --------------------------------------   ---------------------
                                                          Weighted                Weighted
                                          Remaining       Average                  Average
                              Number     Contractual      Exercise     Number     Exercise
Options with exercise           of           Life        Price Per       of       Price Per
prices ranging from:          Shares       (years)         Share       Shares       Share
--------------------------   --------   -------------   -----------   --------   ----------
$0.06 to $5.00 ...........       589          3.46       $   2.34         589     $  2.34
$5.01 to $10.00 ..........    11,819          6.21           8.37       9,565        8.49
$10.01 to $15.00 .........    12,721          5.78          12.67       9,013       12.36
$15.01 to $20.00 .........    12,313          7.55          17.27       5,254       17.28
$20.01 to $25.00 .........    10,358          7.94          22.08       3,811       21.98
$25.01 to $30.00 .........     4,080          6.68          29.07       2,932       29.09
$30.01 to $72.25 .........     5,185          7.19          42.26       3,169       41.26
                              ------          ----       --------       -----     -------
                              57,065          6.81       $  18.24      34,333     $ 17.02
                              ======          ====       ========      ======     =======

     All options were granted at an exercise price equal to the market value of the Company's common stock at the date of grant, with the exception of the options assumed under the stock plans of companies acquired during 2001 and 2000. No further options may be granted under the assumed plans.

     Stock purchase plan. The Company has an Employee Stock Purchase Plan under which rights are granted to all employees to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of a 12 month offering period or the end of each six-month purchase period within such an offering period. Sales under the Employee Stock Purchase Plan in 2002, 2001 and 2000 were approximately 4.8 million, 2.9 million and 5.2 million shares of common stock at an average price of $7.67, $16.39 and $6.30 per share, respectively. There were approximately 17 million shares of common stock reserved for issuance for the Employee Stock Purchase Plan as of December 31, 2002.

     Stock-based compensation. The Company accounts for stock-based compensation, including stock options granted and shares issued under the Employee Stock Purchase Plan, using the intrinsic value method as prescribed in APB No. 25, " Accounting for Stock Issued to Employees," and related interpretations. The Company provides pro forma disclosures to illustrate the effects on the results of operations as if the Company had recorded compensation costs based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under its stock option plans and stock purchase plan (see Note 1). The estimated weighted average grant date fair

                             LSI Logic Corporation

Note 10 -- Common Stock (Continued)

value, as defined by SFAS No. 123, was calculated using the Black-Scholes model. The Black-Scholes model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value. The following weighted average assumptions were included in the estimated grant date fair value calculations:

                                                                 2002          2001          2000
Employee stock options granted                                ----------   -----------   -----------
Weighted average estimated grant date fair value ..........    $ 8.29       $ 12.06       $ 23.91
Assumptions in calculation:
Expected life (years) .....................................      3.84          3.79          3.85
Risk-free interest rate ...................................      3.97%         4.70%         6.28%
Volatility ................................................     77.00%        76.00%        72.00%
Dividend yield ............................................         --            --            --

                                                                 2002         2001          2000
Employee Stock Purchase Plan right to purchase stock          ----------   ----------   -----------
Weighted average estimated grant date fair value ..........    $ 3.00       $ 6.90       $ 13.83
Assumptions in calculation:
Expected life (years) .....................................      0.50         0.50          0.63
Risk-free interest rate ...................................      1.26%        3.03%         6.07%
Volatility ................................................     81.56%       82.34%        98.82%
Dividend yield ............................................         --           --            --

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

     Stock repurchase program. On July 28, 2000, the Company's Board of Directors authorized a new stock repurchase program in which up to 5 million shares of the Company's common stock were authorized to be repurchased in the open market from time to time. The Company repurchased 1.5 million shares of its common stock in the open market, under this program, for approximately $49.3 million during the year ended December 31, 2000. The transactions were recorded as reductions to common stock and additional paid-in capital. There were no stock repurchases in 2002 or 2001.

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

                             LSI Logic Corporation

Note 11 -- Income Taxes

     The (benefit)/provision for taxes consisted of the following:

                                           Year ended December 31,
                                     2002            2001            2000
                                -------------   --------------   ------------
                                               (In thousands)
Current:
 Federal ....................     $ (83,885)      $       --      $ 108,974
 State ......................            --               --          5,880
 Foreign ....................        24,250            6,073         41,162
                                  ---------       ----------      ---------
   Total ....................       (59,635)           6,073        156,016
                                  ---------       ----------      ---------
Deferred liability/(benefit):
 Federal ....................        36,775          (28,688)        (7,640)
 State ......................         8,006           (6,192)        (1,750)
 Foreign ....................        16,604          (10,391)        (3,667)
                                  ---------       ----------      ---------
   Total ....................        61,385          (45,271)       (13,057)
                                  ---------       ----------      ---------
Total .......................     $   1,750       $  (39,198)     $ 142,959
                                  =========       ==========      =========

     The domestic and foreign components of (loss)/income before income taxes and minority interest were as follows:

                                                                         Year ended December 31,
                                                                  2002              2001             2000
                                                             --------------   ----------------   ------------
                                                                              (In thousands)
Domestic .................................................     $  (69,078)      $   (605,797)     $ 169,449
Foreign ..................................................       (221,326)          (424,558)       210,301
                                                               ----------       ------------      ---------
Income before income taxes and minority interest .........     $ (290,404)      $ (1,030,355)     $ 379,750
                                                               ==========       ============      =========

     Significant components of the Company's deferred tax assets and liabilities as of December 31, 2002 and 2001 were as follows:

                                                                       December 31,
                                                                    2002            2001
                                                               -------------   -------------
                                                                      (In thousands)
Deferred tax assets:
 Net operating loss carryforwards ..........................    $   46,233      $   90,913
 Tax credit carryovers .....................................        52,598          25,037
 Future deductions for purchased intangible assets .........       100,281          90,981
 Future deductions for reserves and other ..................        12,191          40,767
 Future deductions for inventory reserves ..................        46,721          31,142
                                                                ----------      ----------
 Total deferred tax assets .................................       258,024         278,840
 Valuation allowance .......................................      (178,734)       (150,267)
                                                                ----------      ----------
 Net deferred tax assets ...................................        79,290         128,573
Deferred tax liabilities:
 Depreciation and amortization .............................       (64,315)        (51,530)
                                                                ----------      ----------
Total net deferred tax assets ..............................    $   14,975      $   77,043
                                                                ==========      ==========

                             LSI Logic Corporation

Note 11 -- Income Taxes (Continued)

     Valuation allowances reduce the deferred tax assets to the amount that, based upon all available evidence, is more likely than not to be realized. The deferred tax assets' valuation allowance is attributed to U.S. federal, state and certain foreign deferred tax assets primarily consisting of reserves, other one-time charges, purchased intangible assets, tax credit carryovers and net operating loss carryovers that could not be benefited under existing carryback rules. Approximately $14 million of the valuation allowance at December 31, 2002 relates to tax benefits of stock option deductions, which will be credited to equity if and when realized.

     At December 31, 2002, the Company had federal, state and foreign net operating loss carryovers of approximately $72 million, $109 million and $87 million, respectively. The federal and state net operating losses will expire beginning in 2004 through 2023. The foreign net operating losses will carry forward indefinitely. Approximately $39 million of the federal net operating loss carryover and $12 million of the state net operating loss carryover relate to recent acquisitions and are subject to certain limitations under IRC 382. As of December 31, 2002, the Company had tax credits of approximately $52 million, which will expire beginning in 2004.

     Differences between the Company's effective tax rate and the federal statutory rate were as follows:

                                                                         Year ended December 31,
                                                         2002                       2001                      2000
                                              -------------------------- -------------------------- ------------------------
                                                                              (In thousands)
Federal statutory rate ......................   $  (101,642)      (35%)    $  (360,624)      (35%)   $ 132,913       35%
State taxes, net of federal benefit .........         8,006         3%          (4,025)       --         2,685        1%
Difference between U.S. and foreign
 tax rates ..................................        74,858        26%         136,366        13%      (23,542)      (6)%
Nondeductible expenses ......................        33,733        12%          65,878         6%       73,048       20%
Net operating loss and future
 deductions not currently
 benefited ..................................        46,526        16%         130,714        13%           --       --
Release of income taxes previously
 accrued ....................................       (61,386)      (21)%             --        --            --       --
Research and development tax credit .........            --        --           (8,963)       (1%)     (10,000)      (3)%
Foreign tax credits .........................            --        --               --        --       (29,542)      (8)%
Benefit of net operating losses and
 deferred tax assets not previously
 recognized .................................            --        --               --        --        (3,503)      (1)%
Other .......................................         1,655        --            1,456        --           900       --
                                                -----------       ---      -----------       ---     ---------       ----
Effective tax rate ..........................   $     1,750         1%     $   (39,198)       (4%)   $ 142,959       38%
                                                ===========       ===      ===========       ===     =========       ====

     The Company paid $16 million, $22 million and $28 million for income taxes in 2002, 2001 and 2000, respectively.

     In December 2002, the Internal Revenue Service ("IRS") concluded their audit of the Company's federal income tax returns for the fiscal years 1995 through 1996. As part of the final closing agreement, the IRS and the Company agreed to expand the scope of the audit for the years 1995 and 1996 to all fiscal years up to and including 2000. All adjustments for the fiscal years up to and including 2000 are final and have been reflected in the Company's income tax expense during the current year. Upon conclusion of the audit, the Company reassessed its reserve requirements and consequently reversed approximately $61 million of previously accrued income taxes.

     Undistributed earnings of the Company's foreign subsidiaries aggregate approximately $107 million at December 31, 2002, and are indefinitely reinvested in foreign operations or will be remitted substantially free of additional tax. No material provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability.

                             LSI Logic Corporation

Note 12 -- Segment and Geographic Information

     The Company operates in two reportable segments: the Semiconductor segment and the Storage Systems segment. In the Semiconductor segment, the Company uses advanced process technology and comprehensive design methodologies to design, develop, manufacture and market highly complex integrated circuits. These system-on-a-chip solutions include both application specific integrated circuits, commonly referred to as ASICs, and application specific standard products in silicon, or ASSPs. Semiconductor segment product offerings also include RAID host bus adapters and related products, and services. In the Storage Systems segment, the Company designs, manufactures, markets and supports high-performance, highly scaleable open storage area network systems, storage solutions and a complete line of RAID systems, subsystems and related software.

     Information about profit or loss and assets. The following is a summary of operations by segment for the years ended December 31, 2002, 2001 and 2000:

                                             Year ended December 31,
                                      2002             2001              2000
                                 -------------   ----------------   -------------
                                                  (In thousands)
Revenues:
 Semiconductor ...............    $1,481,386       $  1,573,618      $2,338,557
 Storage Systems .............       335,552            211,305         399,110
                                  ----------       ------------      ----------
   Total .....................    $1,816,938       $  1,784,923      $2,737,667
                                  ==========       ============      ==========
(Loss)/income from operations:
 Semiconductor ...............    $ (290,017)      $   (947,156)     $  238,134
 Storage Systems .............        25,204            (58,452)         51,323
                                  ----------       ------------      ----------
   Total .....................    $ (264,813)      $ (1,005,608)     $  289,457
                                  ==========       ============      ==========

     Intersegment revenues for the periods presented above were not significant. Restructuring of operations and other items were included in both segments.

     The following is a summary of total assets by segment as of December 31, 2002, 2001 and 2000:

                                              December 31,
                                  2002             2001             2000
                             --------------   --------------   -------------
                                             (In thousands)
Total assets:
 Semiconductor ...........    $ 3,851,283      $ 4,301,326      $ 3,851,849
 Storage Systems .........        291,454          324,446          345,638
                              -----------      -----------      -----------
 Total ...................    $ 4,142,737      $ 4,625,772      $ 4,197,487
                              ===========      ===========      ===========

                             LSI Logic Corporation

Note 12 -- Segment and Geographic Information (Continued)

     Significant Customers. The following table summarizes the number of our significant customers, each of whom accounted for 10% or more of our revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment:

                                                                  Year ended December 31,
                                                       2002              2001                 2000
                                                 ---------------   ---------------   ----------------------
Semiconductor segment:
 Number of significant customers .............         1                 1           None greater than 10%
 Percentage of segment revenues ..............        22%               21%                   n/a
Storage Systems segment:
 Number of significant customers .............         3                 3                     3
 Percentage of segment revenues ..............   36%, 15%, 13%     21%, 21%, 13%         31%, 17%, 13%
Consolidated:
 Number of significant customers .............         1                 1                     1
 Percentage of consolidated revenues .........        18%               18%                   12%

     Information about geographic areas. The Company's significant operations outside the United States include manufacturing facilities, design centers and sales offices in Japan, Europe and Pan Asia. The following is a summary of operations by entities located within the indicated geographic areas for 2002, 2001 and 2000.

                                      Year ended December 31,
                                2002            2001            2000
                           -------------   -------------   -------------
                                          (In thousands)
Revenues:
 North America .........    $  905,323      $  880,779      $1,678,709
 Japan .................       382,139         372,815         289,149
 Pan Asia ..............       366,767         257,893         395,864
 Europe ................       162,709         273,436         373,945
                            ----------      ----------      ----------
   Total ...............    $1,816,938      $1,784,923      $2,737,667
                            ==========      ==========      ==========

                                            December 31,
                                2002             2001            2000
                           --------------   -------------   --------------
                                           (In thousands)
Long-lived assets:
 North America .........    $ 1,740,407      $2,014,950      $ 1,662,184
 Japan .................         97,033         118,968          185,758
 Pan Asia ..............        536,444         560,711          147,574
 Europe ................          5,648           7,438            8,844
                            -----------      ----------      -----------
   Total ...............    $ 2,379,532      $2,702,067      $ 2,004,360
                            ===========      ==========      ===========

     North American revenues include export sales. Long-lived assets consist of net property and equipment, goodwill, other intangible assets, capitalized software and other long-term assets, excluding long-term deferred tax assets.

Note 13 -- Commitments and Contingencies

Operating Leases

     The Company uses operating leases to finance certain equipment used in its wafer fabrication facilities. As of December 31, 2002 the Company had two such operating leases.

                             LSI Logic Corporation

Note 13 -- Commitments and Contingencies (Continued)

     In March 2000, the Company entered into a master lease and security agreement with ABN AMRO Bank and two other banks acting as the Lessor and several other banks acting as Participants for up to $250 million for certain wafer fabrication equipment. Each lease supplement pursuant to the transaction had a lease term of three years with two consecutive one-year renewal options. The Company may, at the end of any lease term, return or purchase, at a pre-determined amount, all of the equipment. As of December 31, 2002, the Company had fully drawn against this agreement.

     In April 2001, the Company entered into a master lease and security agreement with a group of banks for up to $230 million for certain wafer fabrication equipment. The Lessor under this lease is an unrelated trust administered and managed by Wells Fargo Bank Northwest. Each lease supplement pursuant to the transaction had a lease term of five years with two consecutive one-year renewal options. The Company may, at the end of any lease term, return or purchase, at a stated amount, all of the equipment. The agreement was amended in the fourth quarter of 2001, to reduce the total availability to $161 million. As of December 31, 2002, the Company had fully drawn against this agreement.

     In the third quarter of 2001, the Company amended the master lease and security agreements entered into in April 2001 and March 2000 as described above. As of December 31, 2002, there was $242 million of unamortized leased equipment value outstanding under these two leases. Pursuant to the amendments, the Company now participates in each of these leases as a debt holder, replacing some of the existing banks. As of December 31, 2002, the Company's debt participation was $190 million, of which $38 million was classified as prepaid and other current assets and $152 million was classified as non-current assets and deposits. In addition, cash collateral of $52 million was recorded as non-current assets and deposits. The lessors have access to the cash collateral only in the event of a default by the Company. Per the amendments, the Company is required to maintain a minimum balance in cash, cash equivalents and short-term investments of $350 million. The Company was in compliance with this requirement as of December 31, 2002.

     The Company guarantees residual values related to equipment on leases. As of December 31, 2002, our maximum potential exposure to residual value guarantees is $110 million.

     No officer or employee of the Company has any financial interest in these leasing arrangements or in the trust used in the April 2001 lease. The minimum lease payments under the two lease agreements, excluding option periods, are $3 million for the year ending December 31, 2003 and $1 million each in the years ending December 31, 2004 and 2005. These payments reflect the amendments and, as such, exclude any payments on the Company's debt participation.

     The Company leases the majority of its facilities, certain equipment, and software under non-cancelable operating leases, which expire through 2011. The facilities lease agreements typically provide for base rental rates that are increased at various times during the terms of the lease and for renewal options at the fair market rental value. Future minimum payments under these operating lease agreements are $72 million, $64 million, $47 million, $37 million, $13 million and $22 million for the years ending December 31, 2003, 2004, 2005, 2006, 2007 and thereafter, respectively.

     Rental expense under all operating leases was $125 million, $150 million and $102 million for the years ended December 31, 2002, 2001 and 2000, respectively.

                             LSI Logic Corporation

Note 13 -- Commitments and Contingencies (Continued)

Guarantees

Product warranties.

                                                                         Year ended
                                                                      December 31, 2002
                                                                     ------------------
                                                                       (in thousands)
   Balance at the beginning of the period ..........................      $  3,756
   Accruals for warranties issued during the period ................        10,796
   Accruals related to pre-existing warranties (including
    changes in estimates) ..........................................           702
   Settlements made during the period (in cash or in kind) .........        (8,926)
                                                                          --------
   Balance at the end of the period ................................      $  6,328
                                                                          ========

     Standby letters of credit. At December 31, 2002 and 2001, the Company had outstanding standby letters of credit of $15 million and $14 million, respectively. These instruments are off-balance sheet commitments to extend financial guarantees for certain self-insured risks, import/export taxes and performance under contracts, and generally have one-year terms. The fair value of the letters of credit approximates the contract amount.

Legal Matters

     In late 1995, a lawsuit was filed by certain former shareholders of our Canadian subsidiary ("LSI Canada") in the Court of Queen's Bench of Alberta, Judicial District of Calgary (the "Court") in which the question of LSI Canada's value at September 7, 1995 was to be determined. Parties representing approximately 580,000 shares contested the value of $4.00 (Canadian) that was paid to the other former shareholders of LSI Canada at the time all shares of LSI Canada not then owned by the Company were acquired by the Company. Following a hearing held in March 2001, the Court dismissed the motion of the former shareholders that challenged the propriety of the fair value proceedings initiated by LSI Canada and the jurisdiction of the Court to adjudicate the matter. In addition, the Court ruled that the portions of the application of the former shareholders to initiate a claim based upon allegations that our actions and certain named (former) directors and a (former) officer of LSI Canada were oppressive of the rights of minority shareholders of LSI Canada were to be struck and the balance of the claims were stayed. The Court also directed all of the litigants to recommence preparation for trial in the fair value proceeding and advised the litigants of the Court's intention to schedule a date for trial of that matter as soon as practicable. In July 2002, the Company (including LSI Canada) entered into a negotiated settlement ("Settlement") with those parties who represent a substantial majority of the dissenting shares and who were the complainants in the related claim seeking relief for oppression. As a result and in accordance with the provisions of the Settlement, the Court was asked by the parties to the Settlement to find and so order that payment by LSI Canada of the proposed all-inclusive settlement proceeds would fully satisfy the obligation of LSI Canada to pay value and any related claims for interest and costs for all of the dissenting shares, that the parties to the Settlement would bind all other dissenting shares to such result and to order certain other actions be taken that would cause a full and final resolution of all claims that are or may be associated with the matter, including a complete dismissal, with prejudice, of the related claim for relief from oppression. The Court issued an Order and Judgment consistent with the parties' requests, which became effective on August 30, 2002. As of December 31, 2002, the period during which any appeals could have been made expired. The matter has been fully and finally resolved and there has been no material adverse effect on the Company.

     In February 1999, a lawsuit alleging patent infringement was filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation, Limited Partnership ("Lemelson") against 88 electronics industry companies, including us. The case number is CIV990377PHXRGS. The patents involved in this lawsuit are alleged to relate to semiconductor manufacturing and computer imaging, including the

                             LSI Logic Corporation

Note 13 -- Commitments and Contingencies (Continued)

use of bar coding for automatic identification of articles. The plaintiff sought an infringement judgment, an injunction, treble damages, attorneys' fees and further relief as the court may provide. In September 1999, the Company filed an answer denying infringement, raising affirmative defenses and asserting a counterclaim for declaratory judgment of non-infringement, invalidity and unenforceability of Lemelson's patents. As of December 31, 2002, the discovery phase was continuing. Initial patent claim construction briefs are due in March 2004. As of this time, no trial date has been set. While the Company cannot make any assurance regarding the eventual resolution of this matter, the Company does not believe it will have a material adverse effect on the consolidated results of operations or financial condition.

     U.S. Philips Corporation, a subsidiary of Royal Philips Electronics of Netherlands ("Philips"), filed suits on October 17, 2001 in the U.S. District Court in New York against eight companies, including us, for allegedly infringing and inducing others to infringe Philips U.S. Patent Number 4,689,740. This patent is directed to devices and methods used with the Inter-Integrated Circuit Bus. Philips sought an infringement judgment, an injunction, attorneys' fees, costs and further relief as the court may provide. While the Company cannot make any assurance regarding the eventual resolution of this matter, the Company does not believe it will have a material adverse effect on the consolidated results of operations or financial condition.

     On June 14, 2002, Plasma Physics Corporation ("Plasma Physics") filed suit against the Company in the Eastern District of New York, alleging that the Company is willfully and deliberately infringing two U.S. Plasma Physics patents. LSI was served with the lawsuit in December 2002. The case is number CV 02-3462 (LDW) (WDW). The two Plasma Physics patent numbers are 5,470,784 and 6,245,648. No specific Company products were identified in the complaint. The plaintiff sought an infringement judgment, an injunction, treble damages, attorneys' fees and further relief as the court may provide. Similar lawsuits were also filed at the same time against several other corporations. In January 2003, the Company answered the complaint denying infringement and asserting the affirmative defenses and asserting counterclaims for judgments declaring patent non-infringement, declaring patent invalidity, and declaring the patents unenforceable. Trial is currently set for April 30, 2004. While the Company cannot make any assurance regarding the eventual resolution of this matter, the Company does not believe it will have a material adverse effect on the consolidated results of operations or financial condition.

     The Company is a party to other litigation matters and claims that are normal in the course of its operations, and while the results of such litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters is not expected to have a material adverse effect on the Company's consolidated results of operations and financial condition.

Note 14 -- Subsequent Events

     In February 2003, in an effort to further streamline operations and better align operating expenses with projected revenues, the Company terminated approximately 210 employees primarily involved in manufacturing operations, research and development, marketing and sales. The Company will record a restructuring charge of approximately $30 million to $45 million which primarily includes non-cash charges associated with the write-down of certain intangible assets and cash charges for severance and related termination benefits for the former employees.

     On March 20, 2003, the Company granted approximately 10.7 million options under the 1999 Nonstatutory Stock Option Plan at the closing market value, pursuant to the stock option exchange program as discussed in Note 10.

                       Report of Independent Accountants

To the Stockholders and Board of Directors of LSI Logic Corporation:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 85 present fairly, in all material respects, the financial position of LSI Logic Corporation and its subsidiaries (the "Company") at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 85 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ Pricewaterhouse Coopers LLP

San Jose, California
January 22, 2003,
except for Note 14, as to which the date is March 20, 2003

Supplementary Financial Data

Interim Financial Information (Unaudited)

                                                         Quarter
                               ------------------------------------------------------------
                                   First           Second          Third          Fourth
                               -------------   -------------   -------------   ------------
                                         (In thousands, except per share amounts)
Year Ended December 31, 2002
Revenues ...................    $  412,509      $  437,768      $  486,964      $  479,697
Gross profit ...............       105,846         163,364         198,531         180,975
Net loss ...................      (171,753)        (62,291)        (27,626)        (30,770)
Basic loss per share:
 Net loss ..................    $    (0.47)     $    (0.17)     $    (0.07)     $    (0.08)
Diluted loss per share:
 Net loss ..................    $    (0.47)     $    (0.17)     $    (0.07)     $    (0.08)
Year Ended December 31, 2001
Revenues ...................    $  517,199      $  465,219      $  396,675      $  405,830
Gross profit ...............       206,054          72,434          59,997          75,442
Net loss ...................       (31,248)       (312,481)       (398,082)       (250,144)
Basic loss per share:
 Net loss ..................    $    (0.10)     $    (0.91)     $    (1.09)     $    (0.68)
Diluted loss per share:
 Net loss ..................    $    (0.10)     $    (0.91)     $    (1.09)     $    (0.68)

     During the first and second quarters of 2002, the Company recorded additional excess inventory and related charges of approximately $41 million and $5 million, respectively. During the first, second, third and fourth quarters of 2002, the Company recorded charges for restructuring of operations and other items of approximately $65 million, $(6) million, $13 million and $(5) million, respectively. See Notes 4 and 8 of the Notes to the Consolidated Financial Statements.

     During the second, third and fourth quarters of 2001, the Company recorded additional excess inventory and related charges of approximately $108 million, $50 million and $53 million, respectively. During the second and third quarters of 2001, the Company recorded IPR&D charges of approximately $78 million and $19 million, respectively, in connection with the purchases of C-Cube and a division of AMI. During the second, third and fourth quarters of 2001, the Company recorded charges for restructuring of operations and other items of approximately $60 million, $133 million and $27 million, respectively. See Notes 2, 4 and 8 of the Notes to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                   PART III

     Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders to be held May 1, 2003, and certain of the information to be included therein is incorporated by reference herein.

Item 10. Directors and Executive Officers of the Registrant
     The information regarding the Company's executive officers required by this Item is incorporated by reference from the section entitled "Executive Officers of the Company" in Part I of this Form 10-K.

     The information regarding the Company's directors is incorporated by reference from "Election of Directors" in the Company's Proxy Statement.

     The information concerning Section 16(a) reporting is incorporated by reference from "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement.

Item 11. Executive Compensation
     The information required by this Item is incorporated by reference from "Executive Compensation" in the Company's Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management The information required by this Item is incorporated by reference to
"Security Ownership" in the Company's Proxy Statement.

                     Equity Compensation Plan Information
                            As of December 31, 2002

                                                       (a)                       (b)                     (c)
                                                                                                Number of securities
                                                                                               remaining available for
                                                                                                future issuance under
                                              Number of securities        Weighted-average       equity compensation
                                           to be issued upon exercise     exercise price of       plans (excluding
                                             of outstanding options,    outstanding options,    securities reflected
Plan category                                  warrants and rights       warrants and rights       in column (a))
----------------------------------------- ---------------------------- ---------------------- ------------------------
Equity compensation plans approved by
 security holders(1) .................... 31,324,443                          $ 18.05         45,510,234
Equity compensation plans not approved by
 security holders(2) .................... 25,740,150                          $ 18.47         35,207,671
Total ................................... 57,064,593                          $ 18.24         80,717,905

------------
(1) Equity compensation plans approved by security holders include the following:

   i) The Amended and Restated Employee Stock Purchase Plan ("US ESPP"), under which rights are granted to LSI Logic employees in the United States to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of a 12-month offering period or the end of each six-month purchase period within such an offering period. There are 15,483,636 shares remaining available for future issuance under this plan. The US ESPP includes an annual replenishment calculated as 1.15% of the Company's common stock issued and outstanding at the fiscal year end less the number of shares available for future grants under the US ESPP.

   ii) The 1991 Equity Incentive Plan, under which the Company may grant stock options to employees, officers and consultants, with an exercise price that is no less than the fair market value of the stock on the date of grant. The term of each option is determined by the Board of Directors and is generally ten years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant.

   iii) The 1995 Amended Director Option Plan (excluding the shares for which stockholder approval is being sought at this annual meeting) under which new directors receive an initial grant of 30,000 options to purchase shares of common stock and directors receive subsequent automatic grants of 25,000 options to purchase shares of common stock each year thereafter. The initial grants vest in annual increments of 25% per year, commencing one year from the date of grant. Subsequent option grants become exercisable in full six months after the grant date. The exercise price of the options granted is equal to the fair market value of the stock on the date of grant.

(2) Equity compensation plans not approved by security holders include the following:

   i) An aggregate of 10,401,017 options with a weighted-average exercise price of $12.93 per share are outstanding that were assumed in acquisitions. No further options may be granted under these assumed plans.

   ii) A total of 316,042 shares of common stock are reserved under the 2001 Supplemental Stock Issuance Plan, of which 152,922 shares remain available for future issuance. Shares of common stock may be issued under this plan pursuant to share right awards, which entitle the recipients to receive those shares upon the satisfaction of the following service requirements: 20% of the shares subject to an award will be issued upon completion of three months of continuous service measured from the award date, an additional 30% of the shares will be issued upon completion of 12 months of continuous service measured from the award date and the remaining 50% of the shares will be issued upon completion of 24 months of continuous service measured from the award date.

   iii) The 1999 Nonstatutory Stock Option Plan, under which the Company may grant stock options to its employees, excluding officers, with an exercise price that is no less than the fair market value of the stock on the date of grant. The term of each option is determined by the Board of Directors and is generally ten years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant.

   iv) The International Employee Stock Purchase Plan, under which rights are granted to LSI Logic employees (excluding executive officers) outside of the United States to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of a 12-month offering period or the end of each six-month purchase period within such an offering period. There are 1,412,567 shares remaining available for future issuance under this plan.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference to "Certain Transactions" in the Company's Proxy Statement.

                                    PART IV

Item 14. Controls and Procedures

     We maintain disclosure controls and procedures and internal accounting controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures pursuant to Rule 13a-14 promulgated under the Securities Exchange Act within 90 days prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective to timely alert them to material information relating to our company required to be disclosed in our filings with the Securities and Exchange Commission. Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses. We are aware that no set of disclosure controls and procedures is full-proof, and that maintenance of disclosure controls and procedures is an ongoing process that may change over time.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  The following documents are filed as a part of this Report:

     1. FINANCIAL STATEMENTS. The following Consolidated Financial Statements of LSI Logic Corporation and Report of Independent Accountants are contained in this Form 10-K:

                                                                                         Page in the
                                                                                          Form 10-K
                                                                                        ------------
     Consolidated Balance Sheets -- As of December 31, 2002 and 2001 ................   45
     Consolidated Statements of Operations -- For the Three Years Ended
      December 31, 2002, 2001 and 2000 ..............................................   46
     Consolidated Statements of Stockholders' Equity -- For the Three Years Ended
      December 31, 2002, 2001 and 2000 ..............................................   47
     Consolidated Statements of Cash Flows -- For the Three Years Ended
      December 31, 2002, 2001 and 2000 ..............................................   48
     Notes to Consolidated Financial Statements .....................................   49
     Report of Independent Accountants ..............................................   81

   Fiscal years 2002, 2001 and 1999 were 52-week years with a December 31 fiscal year end.

   2. FINANCIAL STATEMENT SCHEDULES.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in millions)

                 Column A                      Column B             Column C             Column D       Column E
                                              Balance at      Additions charged to                     Balance at
                                             beginning of        costs, expenses                         end of
               Description                      period          or other accounts      Deductions*       period
-----------------------------------------   --------------   ----------------------   -------------   -----------
2002
Allowance for doubtful accounts .........        $ 20                 $  9               $ (22)           $  7
2001
Allowance for doubtful accounts .........        $  8                 $ 15               $  (3)           $ 20
2000
Allowance for doubtful accounts .........        $ 11                 $  4               $  (7)           $  8

------------
* Deductions include write-offs of uncollectible accounts and collections of amounts previously reserved.

3. EXHIBITS:

      2.1  Stock Purchase Agreement dated as of June 28, 1998, by and among the Registrant, HEA and HEI.
           Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form
           8-K/A filed on October 20, 1998.
      2.2  First Amendment to Stock Purchase Agreement dated as of August 6, 1998, by and among the
           Registrant, HEA and HEI. Incorporated by reference to exhibits filed with the Registrant's
           Registration Statement on Form 8-K/A filed on October 20, 1998.
      2.3  Agreement and Plan of Reorganization and Merger dated February 21, 1999, by and among the
           Registrant, Stealth Acquisition Corporation and SEEQ Technology Inc. Incorporated by reference to
           Exhibit 99.1 filed with the Registrant's Current Report on Form 8-K filed on February 23, 1999.
      2.4  Agreement and Plan of Reorganization dated May 20, 2000 by and among Registrant, Diamond
           Acquisition Corporation, DataPath Systems, Inc., and certain individuals named therein. Incorporated by reference to exhibits filed with Registrant's Form 8-K filed on May 24, 2000.
      2.5  Agreement and Plan of Reorganization dated March 26, 2001 by and among Registrant, Clover
           Acquisition Corporation and C-Cube Microsystems, Inc. Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4 (No. 333-58862) filed on April 13, 2001.
      3.1  Restated Certificate of Incorporation of Registrant. Incorporated by reference to exhibits filed with the
           Registrant's Registration Statement on Form S-8 (No. 333-46436) filed on September 22, 2000.
      3.2  Amended and Restated By-laws of Registrant. Incorporated by reference to exhibits filed with the
           Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.
      4.1  Amended and Restated Preferred Shares Rights Agreement dated as of November 20, 1998, between
           LSI Logic Corporation and BankBoston N.A. Incorporated by reference to exhibits filed with the
           Registrant's Form 8-A12G/A on December 8, 1998.
      4.2  Indenture dated March 15, 1999 between LSI Logic Corporation and State Street Bank and Trust
           Company of California, N.A., Trustee, covering $345,000,000 principal amount of 41/4% Convertible
           Subordinated Notes due 2004. Incorporated by reference to exhibits filed with the Registrant's
           Form S-3 (No. 333-80611), filed on June 14, 1999.
      4.3  Indenture dated February 15, 2000 between LSI Logic Corporation and State Street Bank and Trust
           Company of California, Trustee. Incorporated by reference to exhibits filed with the Registrant's
           Form 8-K filed on February 24, 2000.
      4.4  See Exhibit 3.1.
     10.1  Registrant's 1982 Incentive Stock Option Plan, as amended, and forms of Stock Option Agreement.
           Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.*
     10.2  Lease Agreement dated November 22, 1983 for 48580 Kato Road, Fremont, California between the
           Registrant and BankAmerica Realty Investors. Incorporated by reference to exhibits filed with the
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1983.
     10.3  Form of Indemnification Agreement entered and to be entered into between Registrant and our officers, directors and certain key employees. Incorporated by reference to exhibits filed with the
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.*
     10.4  Amended and Restated LSI Logic Corporation 1991 Equity Incentive Plan. Incorporated by reference to documents filed as appendices with Registrant's Registration Statement on Form S-8 (No. 333-
           96543) on July 16, 2002.*
     10.5  Lease Agreement dated February 28, 1991 for 765 Sycamore Drive, Milpitas, California between the
           Registrant and the Prudential Insurance Company of America. Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.

     10.6   Stock Purchase Agreement dated as of January 20, 1995; Promissory Note dated January 26, 1995;
            Note Purchase Agreement dated as of January 26, 1995 in connection with our purchase of the minority interest in one of our Japanese subsidiaries. Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
     10.7   1995 Director Option Plan. Incorporated by reference to exhibits filed with the Registrant's Annual
            Report on Form 10-K for the year ended December 31, 1995.*
     10.8   LSI Logic Corporation International Employee Stock Purchase Plan. Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (No. 333-98807) on
            August 27, 2002.*
     10.9   Form of LSI Logic Corporation Change of Control Severance Agreement between LSI Logic
            Corporation and each of its executive officers. Incorporated by reference to exhibits filed with the
            Registrant's Annual Report on Form 10-K for the year ended December 31, 1998. *
     10.10  Technology Transfer Agreement between LSI Logic Corporation and Wafer Technology (Malaysia)
            Sdn. Bhd. Dated September 8, 1999. Incorporated by reference to exhibits filed with the Registrant's
            Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
     10.11  Mint Technology, Inc. Amended 1996 Stock Option Plan. Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (No. 333-34285) filed August 25, 1997.
     10.12  Registrant's Amended and Restated Employee Stock Purchase Plan. Said document is included as an
            Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2002.*
     10.13  Symbios Logic, Inc. 1995 Stock Plan. Incorporated by reference to exhibits filed with the Registrant's
            Form S-8 (No. 333-62159) filed on August 25, 1998.
     10.14  LSI Logic Corporation 1999 Nonstatutory Stock Option Plan. Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (No. 333-96549) filed on July 16, 2002.
     10.15  SEEQ Technology, Inc. Amended and Restated 1982 Stock Option Plan. Incorporated by reference to exhibits filed with the Registrant's Form S-8 (No. 333-81435) filed on June 24, 1999.
     10.16  SEEQ Technology, Inc. 1989 Non-Employee Director Stock Option Plan. Incorporated by reference to exhibits filed with the Registrant's Form S-8 (No. 333-81435) filed on June 24, 1999.
     10.17  Amended and Restated Participation Agreement by and among Registrant, and ABN AMRO Bank
            N.V., ABN AMRO Bank N.V. as agent for Lessors and Participants dated April 18, 2000.
            Incorporated by reference to exhibits with Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2000.
     10.18  Second Amended and Restated Credit Agreement dated as of April 21, 2000, by and among
            Registrant, LSI Logic Japan Semiconductor, ABN AMRO Bank and Lenders. Incorporated by
            reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended
            December 31, 2000.
     10.19  IntraServer Technology, Inc. 1998 Stock Option Plan. Incorporated by reference to exhibits filed with
            Registrant's Form S-8 (No. 333-38746) filed on June 7, 2000.
     10.20  DataPath Systems, Inc. Amended 1994 Stock Option Plan. Incorporated by reference to exhibits filed with Registrant's Form S-8 (No. 333-42888) filed on August 2, 2000.
     10.21  DataPath Systems, Inc. Amended and Restated 1997 Stock Option Plan. Incorporated by reference to exhibits filed with Registrant's Form S-8 (No. 333-42888) filed on August 2, 2000.
     10.22  Syntax Systems, Inc. Restated Stock Option Plan of January 5, 1999. Incorporated by reference to exhibits filed with Registrant's Form S-8 (No. 333-52050) filed on December 18, 2000.
     10.23  C-Cube Microsystems Inc. Director Stock Option Plan. Incorporated by reference to exhibits filed with Registrant's Form S-8 (No. 333-62960) filed on June 14, 2001.
     10.24  C-Cube Microsystems Inc. 2000 Stock Plan. Incorporated by reference to exhibits filed with
            Registrant's Form S-8 (No. 333-62960) filed on June 14, 2001.

      10.25  Wilfred J. Corrigan Employment Agreement dated as of September 20, 2001. Incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001.*
      10.26  First Amendment to Amended and Restated Participation Agreement by and among LSI Logic, ABN
             Amro Bank N.V., Keybank National Association, FBTC Leasing Corp. as Lessor, ABN Amro Bank N.V.,
             as agent for Lessors and Participants, dated as of August 2, 2001. Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
      10.27  Second Amendment to Amended and Restated Participation Agreement by and among LSI Logic,
             ABN Amro Bank N.V., Keybank National Association, FBTC Leasing Corp. as Lessor, ABN Amro
             Bank N.V., as agent for Lessors and Participants, dated as of August 17, 2001. Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 2001.
      10.28  Third Amendment to Participation Agreement and Omnibus Amendment by and among LSI Logic,
             Banc of America Leasing & Capital LLC, as Lessor, Fleet National Bank, as Lessor Agent and as
             Agent and Participants, dated as of September 28, 2001. Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
      10.29  Participation Agreement by and among LSI Logic, First Security Bank, N.A. as Certificate Trustee,
             First Security Trust Company of Nevada, as Agent and Participants, dated as of April 20, 2001.
             Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
      10.30  First Amendment to Participation Agreement by and among LSI Logic, Wells Fargo Bank Northwest,
             N.A. (f/k/a First Security Bank, N.A.), as Certificate Trustee, First Security Trust Company of
             Nevada, as Agent and Participants, dated as of August 2, 2001.
      10.31  Second Amendment to Participation Agreement by and among LSI Logic, Wells Fargo Bank
             Northwest, N.A. (f/k/a First Security Bank, N.A.), as Certificate Trustee, First Security Trust
             Company of Nevada, as Agent and Participants, dated as of August 17, 2001.
      10.32  Third Amendment to Participation Agreement and Omnibus Amendment by and among LSI Logic,
             Wells Fargo Bank Northwest, N.A., (f/k/a First Security Bank, N.A.), as Certificate Trustee, Wells
             Fargo Bank Nevada, National Association (f/k/a First Security Trust Company of Nevada), as Agent
             and Participants, dated as of September 28, 2001.
      10.33  Manufacturing Technology Joint Development and Foundry Supply Agreement dated as of March 30,
             2001, by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd. Said
             document is included as an Exhibit to this Annual Report on Form 10-K for the year ended
             December 31, 2002.**
      21.1   List of Subsidiaries.
      23.1   Consent of Independent Accountants.
      24.1   Power of Attorney (See page 90).

------------
     *    Denotes management contract or compensatory plan or arrangement.
     ** Confidential treatment has been requested for portions of this document.

     (b)  REPORTS ON FORM 8-K.

     During the fourth quarter ended December 31, 2002, we filed the following Current Reports on Form 8-K:

     On November 5, 2002, we filed a Current Report on Form 8-K pursuant to
Item 5 to report financial results set forth in the Registrant's news release dated October 23, 2002.

     (c)  EXHIBITS.

     See Item 14(a)(3), above.

     (d)  FINANCIAL STATEMENT SCHEDULES

     See Item 14(a)(2), above.

TRADEMARK ACKNOWLEDGMENTS
     The LSI Logic logo design, CoreWare, ContinuStor, G10, G11, G12, GigaBlaze, HyperPHY, MegaRAID, Merlin, MetaStor, and SeriaLink are registered trademarks of LSI Logic Corporation; FusionMPT, Gflx, RapidChip, RapidSlice, SANtricity, and SANshare are trademarks of LSI Logic Corporation.

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

                                     LSI LOGIC CORPORATION

                                     By: /s/ WILFRED J. CORRIGAN
                                     -----------------------------------
                                     Wilfred J. Corrigan
                                     Chairman of the Board and Chief Executive
                                     Officer

Dated: March 20, 2003

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Wilfred J. Corrigan and David G. Pursel, jointly and severally, their attorneys-in-fact, each with the power of substitution, for them in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                   Title                                Date
---------------------------   ---------------------------------------------------   ---------------
 /s/ WILFRED J. CORRIGAN      Chairman of the Board, Chief Executive Officer        March 20, 2003
-------------------------     (Principal Executive Officer) and Director
  (Wilfred J. Corrigan)

      /s/ BRYON LOOK          Executive Vice President and Chief Financial          March 20, 2003
-------------------------     Officer (Principal Financial Officer and Principal
       (Bryon Look)           Accounting Officer)

       /s/ T.Z. CHU           Director                                              March 20, 2003
-------------------------
       (T.Z. Chu)

   /s/ MALCOLM R. CURRIE      Director                                              March 20, 2003
-------------------------
   (Malcolm R. Currie)

    /s/ JAMES H. KEYES        Director                                              March 20, 2003
-------------------------
     (James H. Keyes)

  /s/ R. DOUGLAS NORBY        Director                                              March 20, 2003
-------------------------
   (R. Douglas Norby)

  /s/ MATTHEW O'ROURKE        Director                                              March 20, 2003
-------------------------
   (Matthew O'Rourke)

    /s/ GREGORIO REYES        Director                                              March 20, 2003
-------------------------
     (Gregorio Reyes)

   /s/ LARRY W. SONSINI       Director                                              March 20, 2003
-------------------------
   (Larry W. Sonsini)

             CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Wilfred J. Corrigan, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-K of LSI Logic Corporation for the year ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-K fairly presents in all material respects the financial condition and results of operations of LSI Logic Corporation.

                                     By: /s/ WILFRED J. CORRIGAN
                                         -----------------------------------
                                     Name: Wilfred J. Corrigan
                                     Title: Chairman & Chief Executive Officer

                   CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                  PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Bryon Look, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-K of LSI Logic Corporation for the year ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-K fairly presents in all material respects the financial condition and results of operations of LSI Logic Corporation.

                                     By: /s/ BRYON LOOK
                                         -------------------------------
                                     Name: Bryon Look
                                     Title: Executive Vice President &
                                           Chief Financial Officer

                   CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                            AS ADOPTED PURSUANT TO
               SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Wilfred J. Corrigan, certify that:

1. I have reviewed this annual report on Form 10-K of LSI Logic Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of LSI Logic Corporation as of, and for, the periods presented in this annual report;

4. LSI Logic Corporation's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for LSI Logic Corporation and we have:

  a. designed such disclosure controls and procedures to ensure that material information relating to LSI Logic Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b. evaluated the effectiveness of LSI Logic Corporation's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. LSI Logic Corporation's other certifying officers and I have disclosed, based on our most recent evaluation, to LSI Logic Corporation's auditors and the audit committee of LSI Logic Corporation's board of directors:

  a. all significant deficiencies in the design or operation of internal controls which could adversely affect LSI Logic Corporation's ability to record, process, summarize and report financial data and have identified for LSI Logic Corporation's auditors any material weaknesses in internal controls; and

  b. any fraud, whether or nor material, that involves management or other employees who have a significant role in LSI Logic Corporation's internal controls; and

6. LSI Logic Corporation's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

By: /s/ WILFRED J. CORRIGAN
     -------------------------------
Name: Wilfred J. Corrigan
Title: Chairman & Chief Executive Officer

                   CERTIFICATION OF CHIEF FINANCIAL OFFICER
                            AS ADOPTED PURSUANT TO
               SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Bryon Look, certify that:

1. I have reviewed this annual report on Form 10-K of LSI Logic Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of LSI Logic Corporation as of, and for, the periods presented in this annual report;

4. LSI Logic Corporation's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for LSI Logic Corporation and we have:

  a. designed such disclosure controls and procedures to ensure that material information relating to LSI Logic Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b. evaluated the effectiveness of LSI Logic Corporation's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. LSI Logic Corporation's other certifying officers and I have disclosed, based on our most recent evaluation, to LSI Logic Corporation's auditors and the audit committee of LSI Logic Corporation's board of directors:

  a. all significant deficiencies in the design or operation of internal controls which could adversely affect LSI Logic Corporation's ability to record, process, summarize and report financial data and have identified for LSI Logic Corporation's auditors any material weaknesses in internal controls; and

  b. any fraud, whether or nor material, that involves management or other employees who have a significant role in LSI Logic Corporation's internal controls; and

6. LSI Logic Corporation's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

By: /s/ BRYON LOOK
     -------------------------------
Name: Bryon Look
Title: Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS

      2.1  Stock Purchase Agreement dated as of June 28, 1998, by and among the Registrant, HEA and HEI.
           Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form
           8-K/A filed October 20, 1998.
      2.2  First Amendment to Stock Purchase Agreement dated as of August 6, 1998, by and among the
           Registrant, HEA and HEI. Incorporated by reference to exhibits filed with the Registrant's
           Registration Statement on Form 8-K/A filed October 20, 1998.
      2.3  Agreement and Plan of Reorganization and Merger dated February 21, 1999, among the Registrant,
           Stealth Acquisition Corporation and SEEQ Technology Inc. Incorporated by reference to Exhibit 99.1 filed with the Registrant's Current Report on Form 8-K as of February 23, 1999.
      2.4  Agreement and Plan of Reorganization dated May 20, 2000 by and among Registrant, Diamond
           Acquisition Corporation, DataPath Systems, Inc., and certain individuals named therein. Incorporated by reference to exhibits filed with Registrant's Form 8-K filed May 24, 2000.
      2.5  Agreement and Plan of Reorganization dated March 26, 2001 by and among Registrant, Clover
           Acquisition Corporation and C-Cube Microsystems, Inc. Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4 (No. 333-58862) filed April 13, 2001.
      3.1  Restated Certificate of Incorporation of Registrant. Incorporated by reference to exhibits filed with the
           Registrant's Registration Statement on Form S-8 (No. 333-46436) filed September 22, 2000.
      3.2  Amended and Restated By-laws of Registrant. Incorporated by reference to exhibits filed with the
           Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.
      4.1  Amended and Restated Preferred Shares Rights Agreement dated as of November 20, 1998, between
           LSI Logic Corporation and BankBoston N.A. Incorporated by reference to exhibits filed with the
           Registrant's Form 8-A12G/A on December 8, 1998.
      4.2  Indenture dated March 15, 1999 between LSI Logic Corporation and State Street Bank and Trust
           Company of California, N.A., Trustee, covering $345,000,000 principal amount of 4 1/4% Convertible
           Subordinated Notes due 2004. Incorporated by reference to exhibits filed with the Registrant's Form
           S-3 (No. 333-80611), filed on June 14, 1999.
      4.3  Indenture dated February 15, 2000 between LSI Logic Corporation and State Street Bank and Trust
           Company of California, Trustee. Incorporated by reference to exhibits filed with the Registrant's
           Form 8-K filed on February 24, 2000.
      4.4  See Exhibit 3.1.
     10.1  Registrant's 1982 Incentive Stock Option Plan, as amended, and forms of Stock Option Agreement.
           Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.*
     10.2  Lease Agreement dated November 22, 1983 for 48580 Kato Road, Fremont, California between the
           Registrant and BankAmerica Realty Investors. Incorporated by reference to exhibits filed with the
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1983.
     10.3  Form of Indemnification Agreement entered and to be entered into between Registrant and our officers, directors and certain key employees. Incorporated by reference to exhibits filed with the
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.*
     10.4  Amended and Restated LSI Logic Corporation 1991 Equity Incentive Plan. Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (No. 333-96543) on July 16, 2002. *
     10.5  Lease Agreement dated February 28, 1991 for 765 Sycamore Drive, Milpitas, California between the
           Registrant and the Prudential Insurance Company of America. Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.

     10.6   Stock Purchase Agreement dated as of January 20, 1995; Promissory Note dated January 26, 1995;
            Note Purchase Agreement dated as of January 26, 1995 in connection with our purchase of the minority interest in one of our Japanese subsidiaries. Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
     10.7   1995 Director Option Plan. Incorporated by reference to exhibits filed with the Registrant's Annual
            Report on Form 10-K for the year ended December 31, 1995.*
     10.8   LSI Logic Corporation International Employee Stock Purchase Plan. Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (No. 333-98807) on
            August 27, 2002.*
     10.9   Form of LSI Logic Corporation Change of Control Severance Agreement between LSI Logic
            Corporation and each of its executive officers. Incorporated by reference to exhibits filed with the
            Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.*
     10.10  Technology Transfer Agreement between LSI Logic Corporation and Wafer Technology (Malaysia)
            Sdn. Bhd. Dated September 8, 1999. Incorporated by reference to exhibits filed with the Registrant's
            Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
     10.11  Mint Technology, Inc. Amended 1996 Stock Option Plan. Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (No. 333-34285) filed August 25, 1997.
     10.12  Registrant's Amended and Restated Employee Stock Purchase Plan. Said document is included as an
            Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2002.*
     10.13  Symbios Logic, Inc. 1995 Stock Plan. Incorporated by reference to exhibits filed with the Registrant's
            Form S-8 (No. 333-62159) filed on August 25, 1998.
     10.14  LSI Logic Corporation 1999 Nonstatutory Stock Option Plan. Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (No. 333-96549) on July 16, 2002.
     10.15  SEEQ Technology, Inc. Amended and Restated 1982 Stock Option Plan. Incorporated by reference to exhibits filed with the Registrant's Form S-8 (No. 333-81435) filed on June 24, 1999.
     10.16  SEEQ Technology, Inc. 1989 Non-Employee Director Stock Option Plan. Incorporated by reference to exhibits filed with the Registrant's Form S-8 (No. 333-81435) filed on June 24, 1999.
     10.17  Amended and Restated Participation Agreement by and among Registrant, and ABN AMRO Bank
            N.V., ABN AMRO Bank N.V. as agent for Lessors and Participants dated April 18, 2000.
            Incorporated by reference to exhibits with Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2000.
     10.18  Second Amended and Restated Credit Agreement dated as of April 21, 2000, by and among
            Registrant, LSI Logic Japan Semiconductor, ABN AMRO Bank and Lenders. Incorporated by
            reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended
            December 31, 2000.
     10.19  IntraServer Technology, Inc. 1998 Stock Option Plan. Incorporated by reference to exhibits filed with
            Registrant's Form S-8 (No. 333-38746) filed on June 7, 2000.
     10.20  DataPath Systems, Inc. Amended 1994 Stock Option Plan. Incorporated by reference to exhibits filed with Registrant's Form S-8 (No. 333-42888) filed on August 2, 2000.
     10.21  DataPath Systems, Inc. Amended and Restated 1997 Stock Option Plan. Incorporated by reference to exhibits filed with Registrant's Form S-8 (No. 333-42888) filed on August 2, 2000.
     10.22  Syntax Systems, Inc. Restated Stock Option Plan of January 5, 1999. Incorporated by reference to exhibits filed with Registrant's Form S-8 (No. 333-52050) filed on December 18, 2000.
     10.23  C-Cube Microsystems Inc. Director Stock Option Plan. Incorporated by reference to exhibits filed with Registrant's Form S-8 (No. 333-62960) filed on June 14, 2001.
     10.24  C-Cube Microsystems Inc. 2000 Stock Plan. Incorporated by reference to exhibits filed with
            Registrant's Form S-8 (No. 333-62960) filed on June 14, 2001.

      10.25  Wilfred J. Corrigan Employment Agreement dated as of September 20, 2001. Incorporated by reference to exhibits to the Annual Report on Form 10-K for the year ended December 31, 2001.*
      10.26  First Amendment to Amended and Restated Participation Agreement by and among LSI Logic, ABN
             Amro Bank N.V., Keybank National Association, FBTC Leasing Corp. as Lessor, ABN Amro Bank N.V.,
             as agent for Lessors and Participants, dated as of August 2, 2001. Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
      10.27  Second Amendment to Amended and Restated Participation Agreement by and among LSI Logic,
             ABN Amro Bank N.V., Keybank National Association, FBTC Leasing Corp. as Lessor, ABN Amro
             Bank N.V., as agent for Lessors and Participants, dated as of August 17, 2001. Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 2001.
      10.28  Third Amendment to Participation Agreement and Omnibus Amendment by and among LSI Logic,
             Banc of America Leasing & Capital LLC, as Lessor, Fleet National Bank, as Lessor Agent and as
             Agent and Participants, dated as of September 28, 2001. Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
      10.29  Participation Agreement by and among LSI Logic, First Security Bank, N.A. as Certificate Trustee,
             First Security Trust Company of Nevada, as Agent and Participants, dated as of April 20, 2001.
             Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
      10.30  First Amendment to Participation Agreement by and among LSI Logic, Wells Fargo Bank Northwest,
             N.A. (f/k/a First Security Bank, N.A.), as Certificate Trustee, First Security Trust Company of
             Nevada, as Agent and Participants, dated as of August 2, 2001.
      10.31  Second Amendment to Participation Agreement by and among LSI Logic, Wells Fargo Bank
             Northwest, N.A. (f/k/a First Security Bank, N.A.), as Certificate Trustee, First Security Trust
             Company of Nevada, as Agent and Participants, dated as of August 17, 2001.
      10.32  Third Amendment to Participation Agreement and Omnibus Amendment by and among LSI Logic,
             Wells Fargo Bank Northwest, N.A., (f/k/a First Security Bank, N.A.), as Certificate Trustee, Wells
             Fargo Bank Nevada, National Association (f/k/a First Security Trust Company of Nevada), as Agent
             and Participants, dated as of September 28, 2001.
      10.33  Manufacturing Technology Joint Development and Foundry Supply Agreement dated as of March 30,
             2001, by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd. Said
             document is included as an Exhibit to this Annual Report on Form 10-K for the year ended
             December 31, 2002.**
      21.1   List of Subsidiaries.
      23.1   Consent of Independent Accountants.
      24.1   Power of Attorney (See page 90).

------------
*  Denotes management contract or compensatory plan or arrangement.
** Confidential treatment has been requested for portions of this document.