Form 10-Q
period 2003-03-30
LSI LOGIC CORP
filed 2003-05-09
CIK 703360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2003

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

     As of May 6, 2003, there were 375,235,197 shares of the registrant’s Common Stock, $.01 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
INDEX TO EXHIBITS
EXHIBIT 3.2
EXHIBIT 10.34
EXHIBIT 10.35
EXHIBIT 10.36
EXHIBIT 10.37
EXHIBIT 10.38
EXHIBIT 10.39
EXHIBIT 10.40
EXHIBIT 10.41
EXHIBIT 10.42
EXHIBIT 10.43
EXHIBIT 99.1
EXHIBIT 99.2

LSI LOGIC CORPORATION
Form 10-Q
For the Quarter Ended March 31, 2003
INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LSI LOGIC CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2003	2002

	(In thousands, except per-share amounts)

Assets
Cash and cash equivalents	$498,528	$448,847
Short-term investments	506,310	541,129
Accounts receivable, less allowances of $6,314 and $7,033	225,347	248,621
Inventories	206,652	194,466
Deferred tax assets	11,388	11,380
Prepaid expenses and other current assets	194,426	181,610

Total current assets	1,642,651	1,626,053
Property and equipment, net	610,969	746,964
Goodwill and other intangibles, net	1,206,846	1,251,043
Deferred tax assets	137,188	137,152
Other assets	499,277	381,525

Total assets	$4,096,931	$4,142,737

Liabilities and Stockholders’ Equity
Accounts payable	$99,865	$100,856
Accrued salaries, wages and benefits	75,652	71,499
Other accrued liabilities	179,716	184,837
Income tax payable	33,944	30,066
Deferred tax liabilities	10,192	10,192
Current portion of long-term obligations	328,488	361

Total current liabilities	727,857	397,811
Deferred tax liabilities	123,441	123,365
Long-term debt and capital lease obligations	911,019	1,241,217
Other non-current liabilities	136,617	73,483

Total long-term obligations and deferred tax liabilities	1,171,077	1,438,065

Commitments and contingencies (Note 12)
Minority interest in subsidiary	6,588	6,506

Stockholders’ equity:
Preferred shares; $.01 par value; 2,000 shares authorized, none outstanding	—	—
Common stock; $.01 par value; 1,300,000 shares authorized; 375,211 and 375,096 shares outstanding	3,752	3,751
Additional paid-in capital	2,954,238	2,954,282
Deferred stock compensation	(40,617)	(51,161)
Accumulated deficit	(734,668)	(612,243)
Accumulated other comprehensive income	8,704	5,726

Total stockholders’ equity	2,191,409	2,300,355

Total liabilities and stockholders’ equity	$4,096,931	$4,142,737

See notes to unaudited consolidated financial statements.

LSI LOGIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,

	2003	2002

	(In thousands, except per share amounts)

Revenues	$372,785	$412,509

Costs and expenses:
Cost of revenues	248,068	265,909
Additional excess inventory and related charges	—	40,754

Total cost of revenues	248,068	306,663

Research and development	115,127	114,343
Selling, general and administrative	57,629	58,180
Restructuring of operations and other items, net	35,666	65,060
Amortization of non-cash deferred stock compensation (*)	10,543	26,921
Amortization of intangibles	20,125	19,157

Total costs and expenses	487,158	590,324

Loss from operations	(114,373)	(177,815)
Interest expense	(8,831)	(15,834)
Interest income and other, net	6,779	3,646

Loss before income taxes	(116,425)	(190,003)
Provision / (benefit) for income taxes	6,000	(18,250)

Net loss	$(122,425)	$(171,753)

Loss per share:
Basic	$(0.33)	$(0.47)

Dilutive	$(0.33)	$(0.47)

Shares used in computing per share amounts:
Basic	374,628	367,578

Dilutive	374,628	367,578

(*) Amortization of non-cash deferred stock compensation (related to acquisitions), if not shown separately, would have been included in cost of revenues, research and development and selling, general and administrative expenses as shown below:

	Three months ended March 31,

	2003	2002

	(In thousands)
Cost of revenues	$182	$550
Research and development	8,150	20,319
Selling, general and administrative	2,211	6,052

See notes to unaudited consolidated financial statements.

LSI LOGIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,

	2003	2002

	(In thousands)
Operating activities:
Net loss	$(122,425)	$(171,753)
Adjustments:
Depreciation and amortization	87,058	88,899
Amortization of non-cash deferred stock compensation	10,543	26,921
Non-cash restructuring and other items, net	29,754	56,901
Loss on write-down of equity securities	7,006	—
Gain on sale of property and equipment	(1,703)	—
Changes in deferred tax assets and liabilities	(410)	170
Changes in assets and liabilities:
Accounts receivable, net	24,160	(30,520)
Inventories, net	(11,866)	59,328
Prepaid expenses and other assets	(336)	(23,154)
Accounts payable	(1,106)	(33,632)
Accrued and other liabilities	1,205	(8,161)

Net cash provided by / (used in) operating activities	21,880	(35,001)

Investing activities:
Purchase of debt securities available-for-sale	(857,231)	(551,620)
Maturities and sales of debt securities available-for-sale	885,609	324,443
Purchases of equity securities	—	(1,394)
Proceeds from sale /(purchases) of property and equipment, net	148,923	(4,751)
Increase in non-current assets and deposits	(150,410)	(6,847)

Net cash provided by / (used in) investing activities	26,891	(240,169)

Financing activities:
Repayment of debt obligations	(88)	(108)
Issuance of common stock, net	242	1,622

Net cash provided by financing activities	154	1,514

Effect of exchange rate changes on cash and cash equivalents	756	1,631

Increase / (decrease) in cash and cash equivalents	49,681	(272,025)

Cash and cash equivalents at beginning of period	448,847	757,138

Cash and cash equivalents at end of period	$498,528	$485,113

See notes to unaudited consolidated financial statements.

LSI LOGIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

     In the opinion of LSI Logic Corporation (the “Company” or “LSI”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments, additional excess inventory and other related charges and restructuring and other items, net as discussed in Note 3 to the Consolidated Financial Statements, hereafter referred to as the Notes), necessary to present fairly the financial information included herein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

     For financial reporting purposes, the Company reports on a 13 or 14-week quarter with a year ending December 31. The current quarter ended March 30, 2003. For presentation purposes, the consolidated financial statements refer to the quarter’s calendar month end for convenience. The results of operations for the quarter ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. On March 28, 2003, the Company entered into new operating leases to refinance the old leases. See Note 12 of the Notes. The Company refinanced these leases in a manner that best met our capital financing strategy and cost of capital objectives and the new leases are not subject to the consolidation provisions of FIN 46.

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of this standard will not have a material impact on our consolidated balance sheet or statement of operations.

     In April 2003, the FASB issued Statement No. 149 (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to the language used in FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and amends certain other existing pronouncements. The provisions of SFAS No. 149, which were not already applied under an Implementation Issue, are effective for contracts entered into or modified after June 30, 2003. The Company believes that the adoption of this standard will not have a material impact on our consolidated balance sheet or statement of operations.

NOTE 2 — STOCK-BASED COMPENSATION

     The Company adopted the disclosure requirement of Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”) as of December 31, 2002. These disclosure requirements include more prominent presentation, in a tabular format, of the pro forma effect of using the fair value method of accounting for stock-based employee compensation in interim and annual financial statements. The following table provides pro forma disclosures as if the Company had recorded compensation costs based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under its stock option and stock purchase plans. The estimated weighted average grant date fair value, as defined by SFAS No. 123, was calculated using the Black-Scholes model. The Black-Scholes model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

	Three months ended March 31,

	2003	2002

	(In thousands, except per share amounts)

Net loss, as reported	$(122,425)	$(171,753)
Add: Amortization of non-cash deferred stock compensation expense determined under the intrinsic value method as reported in net loss, net of related tax effects *	3,901	10,838
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(52,667)	(60,668)

Pro forma net loss	$(171,191)	$(221,583)

Loss per share:
Basic-as reported	$(0.33)	$(0.47)
Basic-pro forma	$(0.46)	$(0.60)

Diluted-as reported	$(0.33)	$(0.47)
Diluted-pro forma	$(0.46)	$(0.60)

*	This amount excludes amortization of non-cash deferred stock compensation on restricted stock awards.

     For the three months ended March 31, 2003 and 2002, common stock equivalents of approximately 60.6 million and 100.2 million shares, respectively, were excluded from the computation of pro forma diluted loss per share as a result of their antidilutive effect.

NOTE 3 — RESTRUCTURING AND OTHER ITEMS

     The Company recorded $36 million in restructuring of operations and other items for the three months ended March 31, 2003. The Company recorded a charge for restructuring of operations and other items of $65 million for the three months ended March 31, 2002. For a complete discussion of the 2002 restructuring actions, please refer to the Company’s Annual Report on Form 10-K.

     Restructuring and impairment of long-lived assets:

     On January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 has been applied to restructuring activities initiated after December 31, 2002 and changes the timing of when restructuring charges are recorded to the date when the liabilities are incurred. The adoption of SFAS No. 146 did not affect restructuring reserves recorded prior to December 31, 2002.

     In February 2003, the Company downsized operations and recorded $36 million in charges for restructuring of operations and other items. Of this charge, $21 million was associated with the Semiconductor segment and $15 million was attributable to the Storage Systems segment. The charges consisted of severance and termination benefits for approximately 210 terminated employees primarily involved in manufacturing operations, research and development and marketing and sales; costs associated with exiting certain operating leases primarily for real estate; and a write-down of certain acquired intangible and other long-lived assets.

     In April 2003, the Company announced a restructuring of our operations that includes the elimination of approximately 370 additional employees and the consolidation of certain non-manufacturing facilities. We expect to record a charge of between $20 million and $40 million in the second quarter of 2003 as a result of these actions. The charges will be for severance and termination benefits for the terminated employees, costs associated with exiting certain operating leases for real estate and write-downs of long-lived assets.

     The following table sets forth the Company’s restructuring reserves as of March 31, 2003, which are included in other accrued liabilities on the balance sheet:

	Balance at	Restructuring	Utilized	Balance at
	December 31,	Expense	during Q1	March 31,
	2002	Q1 2003	2003	2003

	(In thousands)

Write-down of excess assets (a)	$6,008	$29,754	$(30,021)	$5,741
Lease terminations and maintenance contracts (b)	6,757	1,396	(1,172)	6,981
Facility closure and other exit costs (c)	8,129	—	(2,520)	5,609
Payments to employees for severance (d)	1,391	4,516	(4,493)	1,414

Total	$22,285	$35,666	$(38,206)	$19,745

(a)	The amounts utilized in 2003 reflect $29.8 million of non-cash write-downs of intangible and other long-lived assets in the U.S due to impairment, and $0.2 million in cash payments to decommission and sell assets. The write-downs of the intangible and other long-lived assets were accounted for as a reduction of the assets and did not result in a liability. The $5.7 million balance as of March 31, 2003 relates to machinery and equipment decommissioning costs in the U.S and estimates of selling costs for assets held for sale.

(b)	Amounts utilized represent cash payments. The balance remaining for primarily real estate lease terminations and maintenance contracts will be paid during the remaining terms of these contracts, which extend through 2005.

(c)	Amounts utilized represent cash payments. The balance remaining for facility closure and other exit costs will be paid during 2003.

(d)	Amounts utilized represent cash severance payments to approximately 210 employees during the three months ended March 31, 2003. The balance remaining for severance will be paid during 2003.

     Assets held for sale of $70 million and $74 million were included as a component of prepaid expenses and other current assets as of March 31, 2003 and December 31, 2002, respectively. Assets classified as held for sale are not depreciated. The fair value of assets determined to be impaired was the result of independent appraisals and the use of management estimates. Given that current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that the Company will realize the current net carrying value for the assets. The Company reassesses the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary.

NOTE 4 —INVESTMENTS

	March 31,	December 31,
	2003	2002

	(In thousands)
Available-for-sale debt securities
U.S. government and agency securities	$271,874	$202,613
Asset and mortgage-backed securities	129,192	102,083
Corporate and municipal debt securities	93,901	180,843
Auction rate preferred stock	10,000	55,590
Foreign debt securities	1,343	—

Total short-term investments	$506,310	$541,129

Long-term investment in equity securities	$29,423	$37,655

     An unrealized gain on available-for-sale securities of $3 million, net of the related tax effect of $2 million, and $3 million, net of the related tax effect of $1 million, was included in accumulated comprehensive income as of March 31, 2003 and December 31, 2002, respectively. Net realized gains/(losses) on sales of available-for-sale debt securities were $7 million and ($0.5) million for the three months ended March 31, 2003 and 2002, respectively. The Company realized a net pre-tax loss of $7 million associated with the decline in value of long-term investment in equity securities during the three months ended March 31, 2003. The decline in value was considered by management to be other than temporary.

NOTE 5 — DERIVATIVE FINANCIAL INSTRUMENTS

Foreign currency risk

     The Company enters into purchased currency option contracts that are designated as foreign currency cash-flow hedges of third-party yen revenue exposures. Changes in the fair value of currency option contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in interest income and other, net. As of March 31, 2003, the Company held purchased currency option contracts that were designated as foreign currency cash-flow hedges of third-party yen revenue exposures and were set to expire over a nine-month period. There were no option contracts outstanding as of December 31, 2002. For the three months ended March 31, 2003 and 2002, the change in option time value was not significant. As of March 31, 2003, unrealized gains included in accumulated other comprehensive income, which will be reclassified to revenue over the next nine months, were not significant. There were no unrealized gains or losses included in accumulated other comprehensive income as of December 31, 2002. No amounts were reclassified to revenue during the first quarter of 2003 or 2002. The Company did not record any gains or losses due to hedge ineffectiveness for the three months ended March 31, 2003 and 2002.

     The Company enters into forward contracts that are designated as foreign currency cash-flow hedges of forecasted payments in euros. Changes in the fair value of the forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in interest income and other, net. As of March 31, 2003, the Company held forward contracts designated as foreign currency cash flow hedges of forecasted euro payment transactions that were set to expire over a nine-month period. There were no such hedges outstanding as of December 31, 2002. For the three months ended March 31, 2003, the change in time value of these forward contracts was not significant. The unrealized gains included in accumulated other comprehensive income as of March 31, 2003, which will be reclassified to research and development and selling, general and administrative expenses over the next nine months, were not significant. The Company did not record any gains or losses due to hedge ineffectiveness for the three months ended March 31, 2003.

     Forward exchange contracts and options are also used to hedge certain foreign currency-denominated assets or liabilities. These derivatives do not qualify for SFAS No. 133 hedge accounting treatment. Accordingly, changes in the fair value of these hedges are recorded immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged. The related gains and losses included in interest income and other, net were not significant.

Interest rate risk

     As of March 31, 2003, interest rate swaps (the “Swaps”) with a notional amount of $740 million effectively convert fixed interest payments on a portion of the Company’s 4% and 4.25% Convertible Subordinated Notes (“Convertible Notes”) to LIBOR-based floating rates. Under the terms of the Swaps, the Company must provide collateral to match any mark-to-market exposure on the Swaps. Collateral of approximately $7 million was included in other long-term assets as of March 31, 2003 and December 31, 2002. The Swaps qualify for hedge accounting as fair value hedges, with changes in the fair value of the interest rate risk on the Convertible Notes being offset by changes in the fair values of the Swaps recorded as a component of interest expense. The difference between the changes in the fair values of the derivative and the hedged risk resulted in a charge to interest expense of $1 million for the three months ended March 31, 2003. The change in fair value, since inception, of the interest rate risk associated with the Convertible Notes was $36 million and $37 million at March 31, 2003 and December 31, 2002, respectively, and was included in long-term debt. The fair value of the Swaps was $31 million and $33 million at March 31, 2003 and December 31, 2002, respectively, and was included in other long-term assets.

NOTE 6 — BALANCE SHEET DETAIL

	March 31,	December 31,
	2003	2002

	(In thousands)
Cash and cash equivalents:
Cash	$250,704	$279,620
Cash equivalents	247,824	169,227

	$498,528	$448,847

Inventories:
Raw materials	$16,782	$18,152
Work-in-process	53,317	65,052
Finished goods	136,553	111,262

	$206,652	$194,466

Other long-term assets:
Non-current assets and deposits	$360,272	$211,248
Investment in equity securities	29,423	37,655
Other assets	109,582	132,622

	$499,277	$381,525

Goodwill and other intangibles, net:
Goodwill
Semiconductor segment	$887,990	$887,990
Storage systems segment	80,474	80,474

	968,464	968,464
Amortized intangible assets, net of accumulated amortization
Semiconductor segment	204,974	236,723
Storage systems segment	33,408	45,856

	238,382	282,579

	$1,206,846	$1,251,043

     The Company monitors the recoverability of goodwill recorded in connection with acquisitions annually, or sooner, if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s market capitalization is currently below net book value and should this continue, the Company may have to perform an interim assessment of the recoverability of goodwill. An impairment, if any, would be determined in accordance with SFAS No. 142, which uses a fair value model for determining the carrying value of goodwill. See the Company’s Annual Report on Form 10-K for further discussion.

NOTE 7 — DEBT

				March 31,	December 31,

		Interest	Conversion	2003	2002
	Maturity	Rate *	Price

				(In thousands)

2001 Convertible Subordinated Notes	2006	4%	$26.3390	$490,000	$490,000
2000 Convertible Subordinated Notes	2005	4%	$70.2845	385,000	385,000
1999 Convertible Subordinated Notes	2004	4.25%	$15.6765	324,935	324,935
Change in fair value of the hedged interest rate risk on Convertible Subordinated Notes				35,574	36,724
Unamortized gain on terminated swap				3,192	4,025
Capital lease obligations				806	894

				1,239,507	1,241,578

Current portion of long-term debt and capital lease obligations				(328,488)	(361)

Long-term debt and capital lease obligations				$911,019	$1,241,217

*	The interest rate on a portion of the Convertible Subordinated Notes has been converted to floating rates through interest rate swaps (see Note 5). The weighted average interest rate on the Convertible Subordinated Notes, after adjusting for the impact of the interest rate swaps, for the three months ended March 31, 2003 and 2002, was 2.11% and 4.06%, respectively.

NOTE 8 — STOCK OPTION EXCHANGE PROGRAM

     On August 20, 2002, the Company filed, with the Securities Exchange Commission, an offer to exchange stock options outstanding under the 1991 Equity Incentive Plan and the 1999 Nonstatutory Stock Option Plan for new options. Under the exchange offer, eligible employees had the opportunity to exchange eligible stock options for the promise to grant new options under the 1999 Nonstatutory Stock Option Plan. Directors and executive officers of the Company were not eligible to participate in this program. The exchange offer expired September 18, 2002, and the Company accepted an aggregate of 16,546,370 options for exchange. On March 20, 2003, the Company granted a new option that covered two shares of LSI Logic common stock for every three shares covered by an option an employee elected to exchange. The exercise price per share of the new options was equal to the fair market value of the Company’s common stock on the grant date. The Company granted 10,691,139 options at an exercise price of $5.06 per share. The exchange program did not result in the recording of any compensation expense in the statement of operations.

NOTE 9 — RECONCILIATION OF BASIC AND DILUTED LOSS PER SHARE

     A reconciliation of the numerators and denominators of the basic and diluted loss per share computations are as follows:

	Three Months Ended March 31,

	2003			2002

			Per-Share			Per-Share
	Loss*	Shares+	Amount	Loss*	Shares+	Amount

	(In thousands except per share amounts)
Basic EPS:
Net loss available to common stockholders	$(122,425)	374,628	$(0.33)	$(171,753)	367,578	$(0.47)

Effect of dilutive securities:	—	—	—	—	—	—

Diluted EPS:
Net loss available to common stockholders	$(122,425)	374,628	$(0.33)	$(171,753)	367,578	$(0.47)

*	Numerator

+	Denominator

     Options to purchase approximately 68,127,695 shares and 75,503,226 shares were outstanding at March 31, 2003 and 2002, respectively, and were excluded from the computation of diluted shares because of their antidilutive effect on loss per share for the three months then ended. The exercise price of these options ranged from $0.06 to $72.25 at March 31, 2003 and from $0.01 to $72.25 at March 31, 2002.

     For the three months ended March 31, 2003 and 2002, common equivalent shares of 44,808,851 and 47,720,853, respectively, associated with the 2001, 2000 and 1999 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on loss per share.

NOTE 10 — COMPREHENSIVE LOSS

     Comprehensive loss is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive loss, net of taxes for the current reporting period and comparable period in the prior year is as follows:

	Three Months Ended March 31,

	2003	2002

	(In thousands)
Net loss	$(122,425)	$(171,753)
Change in unrealized gain on derivative instruments designated as and qualifying as cash-flow hedges	479	2,608
Change in unrealized gain on available-for-sale securities	257	(6,193)
Change in foreign currency translation adjustments	2,192	(9,559)

Comprehensive loss	$(119,497)	$(184,897)

NOTE 11 — SEGMENT REPORTING

     The Company operates in two reportable segments: the Semiconductor segment and the Storage Systems segment. In the Semiconductor segment, the Company uses advanced process technology and comprehensive design methodologies to design, develop, manufacture and market highly complex integrated circuits. These system-on-a-chip solutions include both application specific integrated circuits, commonly referred to as ASICs, and application specific standard products in silicon, or ASSPs. Semiconductor segment product offerings also include redundant array of independent disks (“RAID”) host bus adapters and related products, and services. In the Storage Systems segment, the Company designs, manufactures, markets and supports high-performance, highly scaleable open storage area network systems, storage solutions and a complete line of RAID systems, subsystems and related software.

     The following is a summary of operations by segment for the three months ended March 31, 2003 and 2002:

	Three months ended March 31,

	2003	2002

	(In thousands)
Revenues:
Semiconductor	$273,064	$352,590
Storage Systems	99,721	59,919

Total	$372,785	$412,509

Loss from operations:
Semiconductor	$(107,894)	$(176,713)
Storage Systems	(6,479)	(1,102)

Total	$(114,373)	$(177,815)

     Intersegment revenues for the periods presented above were not significant. For the three months ended March 31, 2003, restructuring of operations and other items of $21 million and $15 million were included in the Semiconductor segment and the Storage Systems segment, respectively. For the three months ended March 31, 2002, restructuring of operations and other items of $65 million is primarily included in the Semiconductor segment.

     Significant Customers. The following table summarizes the number of our significant customers, each of whom accounted for 10% or more of our revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment:

	Three months ended March 31,

	2003	2002

Semiconductor segment:
Number of significant customers	1	1
Percentage of segment revenues	12%	16%
Storage Systems segment:
Number of significant customers	3	2
Percentage of segment revenues	41%, 15%, 13%	34%, 17%
Consolidated:
Number of significant customers	1	1
Percentage of consolidated revenues	13%	14%

     The following is a summary of total assets by segment as of March 31, 2003 and December 31, 2002:

	March 31,	December 31,
	2003	2002

	(In thousands)
Total assets:
Semiconductor	$3,800,963	$3,851,283
Storage Systems	295,968	291,454

Total	$4,096,931	$4,142,737

     Revenues from domestic operations were $207 million, representing 56% of consolidated revenues for the three months ended March 31, 2003, compared to $213 million, representing 52% of consolidated revenues for the same period of 2002.

NOTE 12— COMMITMENTS AND CONTINGENCIES

     On March 28, 2003, the Company entered into two lease and security agreements, each with Bank of America, National Association (“BANA”), acting as the Lessor, and Wells Fargo Bank Northwest as the Agent for a total of $395 million for certain wafer fabrication equipment (“the equipment”). The leases qualify for operating lease accounting treatment. As of March 31, 2003, the amount under both leases was fully drawn. Each lease has a term of 3.5 years with no option for renewal. The Company may, at the end of the lease term, return or purchase, at a pre-determined amount, all of the equipment. The first lease was for $235 million and was for equipment that was previously on lease immediately prior to closing this transaction. There was no impact to our results of operations for the three months ended March 31, 2003, as a result of terminating the former leases and entering into the new lease. Refer to our Annual Report on Form 10-K for a complete discussion of the former leases. The second lease was for $160 million and was for fabrication equipment that was sold to BANA and then immediately leased back in a transaction commonly referred to as a sale-leaseback. The equipment sold had a book value of approximately $103 million. The resulting $57 million gain on the sale of the equipment will be deferred until the end of the lease term and has been recorded as a non-current liability as of March 31, 2003. The Company has $389 million in cash that is posted as collateral for the new leases. The lessor has access to the Company’s cash collateral only in the event of a default. Of this cash collateral, $46 million, representing the amount of cash collateral to be released in the next 12 months, is reflected in other current assets and the remaining cash collateral of $343 million is recorded in non-current assets and deposits. The Company is required to maintain unrestricted cash reserves in an amount no less than the higher of a) the sum of $100 million plus the principal amount outstanding under the 4% Convertible Subordinated Notes due February 15, 2005 or b) $350 million. The Company was in compliance with this requirement as of March 31, 2003.

     The Company guarantees residual values related to equipment on leases. As of March 31, 2003, our maximum potential exposure to residual value guarantees was approximately $164 million and we do not expect to have a loss on such guarantees.

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The guaranteed residual values for the equipment under our operating leases are subject to FIN 45 and the fair value of the guarantee of the residual value of the equipment was recorded as a non-current asset and liability each in the amount of $7 million as of March 31, 2003.

     No officer or employee of the Company has any financial interest in these leasing arrangements. The minimum lease payments, excluding the residual value guarantees under the two lease agreements are $50 million, $64 million, $62 million and $45 million in 2003, 2004, 2005 and 2006, respectively.

NOTE 13 — LEGAL MATTERS

     Reference is made to Item 3, Legal Proceedings and Note 13 of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for a discussion of certain legal proceedings. The information provided at such reference regarding those matters remains substantially unchanged. In addition, the Company is party to other litigation matters and claims that are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters is not expected to have a material adverse affect on the Company’s consolidated results of operations and financial condition.

NOTE 14 — SUBSEQUENT EVENTS

     Refer to Note 3 for a discussion of restructuring actions taken in April 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Statements in this discussion and analysis include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All forward-looking statements included in this discussion and analysis are based on information available to us on the date of filing of this Annual Report on Form 10-K, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks and uncertainties. Our actual results in future periods may be significantly different from any future performance suggested in this report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “intends,” “projects,” “predicts,” or similar expressions. For such statements, we claim the protection under the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

OVERVIEW

     During the first quarter of 2003, our operating results continued to be impacted by the downturn within the semiconductor industry and in the general economy. In early 2001, the most severe cyclical downturn in the semiconductor industry began, resulting from a build-up of inventory in the supply chain and weak end-demand. Since that time, we have started to see a gradual, but uneven recovery within the industry and LSI. The outlook continues to remain uncertain as any macroeconomic and geopolitical factors, such as terrorist activities, continued armed conflict and global health issues such as severe acute respiratory syndrome (“SARS”) may adversely affect the global economy. These issues may impact our operating results and financial condition.

     Revenues for three months ended March 31, 2003 were approximately $372.8 million compared to $479.7 million and $412.5 million for the three months ended December 31, 2002 and March 31, 2002, respectively. The consolidated gross profit margin was 33% for the three months ended March 31, 2003 compared to 38% and 26% for the three months ended December 31, 2002 and March 31, 2002, respectively. Operating expenses for the three months ended March 31, 2003 were $239.1 million compared to $200.8 million and $283.7 million for the three months ended December 31, 2002 and March 31, 2002. Net loss per diluted share was 33 cents for the three months ended March 31, 2003 compared to a net loss per diluted share of 8 cents and 47 cents for the three months ended December 31, 2002 and March 31, 2002, respectively. We have taken measures in the first and second quarters of 2003 with the objective of returning to profitability in the second half of 2003. We recorded $35.7 million in restructuring charges in the first quarter of 2003 and expect to record approximately $20 to $40 million in such charges in the second quarter of 2003. See discussion below under results of operations for information by reportable segment and more details by income statement line item.

     Looking forward, the visibility for customers, and in turn, for LSI, continues to be less than what we would like to see. In the second quarter of 2003, we expect total consolidated revenues to increase 4% to 10% from the $372.8 million recorded in the first quarter of 2003. We expect our net loss per diluted share to be 23 to 31 cents in the second quarter of 2003.

Stock option exchange

     On August 20, 2002, we filed, with the Securities Exchange Commission, an offer to exchange stock options outstanding under the 1991 Equity Incentive Plan and the 1999 Nonstatutory Stock Option Plan for new options. Under the exchange offer, eligible employees had the opportunity to exchange eligible stock options for the promise to grant new options under the 1999 Nonstatutory Stock Option Plan. Directors and executive officers of the Company were not eligible to participate in this program. The exchange offer expired September 18, 2002 and the Company accepted an aggregate of 16,546,370 options for exchange. On March 20, 2003, we granted a new option that covered two shares of LSI Logic common stock for every three shares covered by an option an employee elected to exchange. The exercise price per share of the new options was equal to the fair market value of our common stock on the grant date. We granted 10,691,139 options at an exercise price of $5.06 per share. The exchange program did not result in the recording of any compensation expense.

     Where more than one significant factor contributed to changes in results from year to year, we have quantified such factors throughout the Management’s Discussion & Analysis, where practicable.

RESULTS OF OPERATIONS

     Revenues:

	Three months ended

	Mar. 31, 2003	Dec. 31, 2002	Mar. 31, 2002

		(in millions)

Semiconductor segment	$273.1	$373.8	$352.6
Storage Systems segment	99.7	105.9	59.9

Consolidated	$372.8	$479.7	$412.5

There were no significant intersegment revenues during the periods presented.

     First quarter of 2003 compared to the fourth quarter of 2002

     Total consolidated revenues for the first quarter of 2003 decreased $106.9 million or 22% from the fourth quarter of 2002. The decline in revenues in the first quarter of 2003 was across all of the markets in which LSI participates, the largest decline being in the consumer products market. Demand for semiconductors used in consumer product applications is seasonally low in the first quarter of our fiscal year, but we experienced greater than normal seasonality as a result of high levels of inventory in the retail channel.

     Revenues for the Semiconductor segment decreased $100.7 million or 27% in the first quarter of 2003 as compared to the fourth quarter of 2002. The decrease in the Semiconductor segment was primarily attributable to a decline in demand for video game semiconductors used in consumer product applications and declines in revenues for semiconductors used in various communications applications.

     Revenues for the Storage Systems segment decreased $6.2 million or 6% from the fourth quarter of 2002. The decline is attributable to lower demand for Storage Systems products in the first quarter of 2003 due primarily to seasonality. Revenues for Storage Systems products are generally the lowest in the first quarter of the year.

     We expect revenues to increase 4% to 10% in the second quarter of 2003 as compared to revenues in the first quarter of the year. The second quarter is expected to be a seasonally stronger quarter in our Consumer and Storage product markets.

     Three months ended March 31, 2003 compared to the same period of 2002

     Total consolidated revenues for the first quarter of 2003 decreased $39.7 million or 10% compared to the first quarter of 2002.

     Revenues for the Semiconductor segment decreased $79.5 million or 23% for the first quarter of 2003 as compared to the same period of the previous year. The decline in revenues in the first quarter of 2003 as compared to the same period of 2002 is primarily related to the consumer products market, where we experienced lower revenue from video game and set-top box semiconductors, and the communications market as a result of continued weak demand in end markets.

     Revenues for the Storage Systems segment increased $39.8 million or 66% for the first quarter of 2003 from the same period of 2002. The increase in revenues in the Storage Systems segment for the first quarter of 2003 as compared to the same period of 2002, is due to continued strong demand for modular storage products, sales to a new master distributor, and additional revenues from the Mylex business unit of IBM, which was acquired in August 2002 and primarily became part of the Storage Systems segment.

     Significant Customers. The following table summarizes the number of our significant customers, each of whom accounted for 10% or more of our revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment:

	Three months ended March 31,

	2003	2002

Semiconductor segment:
Number of significant customers	1	1
Percentage of segment revenues	12%	16%
Storage Systems segment:
Number of significant customers	3	2
Percentage of segment revenues	41%, 15%, 13%	34%, 17%
Consolidated:
Number of significant customers	1	1
Percentage of consolidated revenues	13%	14%

Revenues by geography. The following table summarizes our revenues by geography:

	Three months ended

	Mar. 31, 2003	Dec. 31, 2002	Mar. 31, 2002

		(in millions)
Revenues:
North America	$206.9	$231.5	$213.2
Asia, including Japan	124.9	207.1	151.3
Europe	41.0	41.1	48.0

Total	$372.8	$479.7	$412.5

     In the first quarter of 2003, revenues declined in all geographic regions as compared to the fourth quarter of 2002 and in all but Asia compared to the first quarter of 2002. The decline in domestic revenues for the above noted periods is mainly because of the economic downturn in the United States. The declines in revenues in Asia, including Japan, represent primarily lower revenues in the consumer products market, as the first quarter of 2003 was seasonally lower than normal.

Operating costs and expenses. Key elements of the consolidated statements of operations for the respective segments are as follows:

     Gross profit margin:

	Three months ended

	Mar. 31, 2003	Dec. 31, 2002	Mar. 31, 2002

		(in millions)
Semiconductor segment	$88.5	$139.6	$83.4
Percentage of segment revenues	32%	37%	24%
Storage Systems segment	$36.2	$41.4	$22.4
Percentage of segment revenues	36%	39%	37%

Consolidated	$124.7	$181.0	$105.8

Percentage of total revenues	33%	38%	26%

     First quarter of 2003 compared to the fourth quarter of 2002

     The decrease in consolidated, Semiconductor segment and Storage Systems segment gross profit margins for the first quarter of 2003 compared to the fourth quarter of 2002 are a result of the following factors:

•	Lower revenues in the first quarter of 2003 as compared to the fourth quarter of 2002;

•	Higher manufacturing variances for the Semiconductor segment in the first quarter of 2003 as compared to the fourth quarter of 2002; and

•	An unfavorable shift in product mix due in part to seasonality in the first quarter of 2003.

     We expect gross profit margins to be 35% to 36% on a consolidated basis in the second quarter of 2003. The second quarter of 2003 is expected to be a seasonally stronger quarter for revenues with higher gross profit margins as compared to the first quarter of 2003. The new operating leases that closed on March 28, 2003 (see Note 12 of the Notes) are expected to improve consolidated gross profit margins by one to two percentage points, beginning in the third quarter of 2003, as inventory produced in the second quarter of 2003 is sold.

     Three months ended March 31, 2003 compared to the same period of 2002

     The increase in consolidated and Semiconductor segment gross profit margins for the first quarter of 2003 compared to the first quarter of 2002 are a result of no additional excess inventory and related charges for the three months ended March 31, 2003 as compared to $40.8 million for the same period of 2002. The charges in 2002 impacted the Semiconductor segment and were primarily a result of underutilization charges associated with a partial idling of our fabrication facilities due to decreased demand. The gross profit margin was relatively flat in the Storage Systems segment as a result of consistent channel distribution of products and product mix.

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

     Our operating environment, combined with the resources required to operate in the Semiconductor and Storage Systems industries, require that we manage a variety of factors. These factors include, among other things:

•	Competitive pricing pressures;

•	Product mix;

•	Factory capacity and utilization;

•	Manufacturing yields;

•	Availability of certain raw materials;

•	Terms negotiated with third-party subcontractors; and

•	Foreign currency fluctuations.

     These and other factors could have a significant effect on our gross profit margin in future periods.

     Research and development:

	Three months ended

	Mar. 31, 2003	Dec. 31, 2002	Mar. 31, 2002

		(in millions)
Semiconductor segment	$105.1	$104.0	$106.3
Percentage of segment revenues	38%	28%	30%
Storage Systems segment	$10.0	$11.8	$8.0
Percentage of segment revenues	10%	11%	13%

Consolidated	$115.1	$115.8	$114.3

Percentage of revenues	31%	24%	28%

     First quarter of 2003 compared to the fourth quarter of 2002

     Research and development (“R&D”) expenses declined $0.7 million or 1% in the first quarter of 2003 as compared to the fourth quarter of 2002 on a consolidated basis.

     R&D expenses in the Semiconductor segment increased $1.1 million or 1% in the first quarter of 2003 as compared to the fourth quarter of 2002. We continue to develop advanced sub-micron product technologies. One of the technologies under development is RapidChip™. RapidChip products combine the high-density, high-performance and proven intellectual property benefits of cell-based ASICs with the advantages of Field Programmable Gate Arrays (“FPGAs”), such as customization and faster time to market. RapidChip has performance comparable to cell-based ASICs at a cost significantly lower than FPGAs. We expect to begin shipping RapidChip products in the second half of 2003, although we do not expect it to contribute significantly to our consolidated revenues until 2004.

     In association with the technology transfer agreement entered into with Silterra in Malaysia during 1999, we did not record any benefit in the first quarter of 2003 as compared to a $2.0 million benefit recorded in the fourth quarter of 2002. The obligations under the technology transfer agreement were complete as of December 31, 2002.

     R&D expenses in the Storage Systems segment decreased $1.8 million or 15% in the first quarter of 2003 as compared to the fourth quarter of 2002. The decrease is primarily a result of restructuring actions taken in 2002 and 2003 (see Note 3 of the Notes) and lower integration expenses related to the acquisition of the Mylex business unit of IBM that was added primarily to the Storage Systems segment upon acquisition in August 2002.

     The increase in R&D expenses as a percentage of revenues on a consolidated basis is primarily a result of lower revenues offset slightly by lower R&D expenses in the current quarter as compared to the fourth quarter of 2002.

     Three months ended March 31, 2003 compared to the same period of 2002

     R&D expenses, on a consolidated basis, increased $0.8 million or 1% during the first quarter of 2003 as compared to the first quarter of 2002.

     R&D expenses for the Semiconductor segment decreased $1.2 million or 1% in the first quarter of 2003 as compared to the same period of 2002. The decrease in R&D expenses for the Semiconductor segment is primarily a result of benefits from the restructuring actions of 2002 and 2003 (see Note 3 of the Notes). The decrease was offset in part by a lower benefit associated with the technology transfer agreement entered into with Silterra in Malaysia during 1999. No benefit was recorded in the first quarter of 2003 as compared to $4 million benefit recorded in the same period of 2002.

     R&D expenses for the Storage Systems segment increased by $2.0 million or 25% in the first quarter of 2003 as compared to the same period of 2002 as a result of additional R&D expenses incurred in the current quarter for the former Mylex business unit of IBM, which was acquired in August 2002, and is now primarily a part of the Storage Systems segment.

     As a percentage of revenues, consolidated R&D expenses increased to 31% in the first quarter of 2003 from 28% in the same quarter of 2002. For the Semiconductor segment, R&D expenses as a percentage of revenues increased to 38% in the first quarter of 2003 from 30% in the same period of 2002. The increases in R&D expenses as a percentage of revenues on a consolidated basis and for the Semiconductor segment are a result of lower revenues, offset in part by lower R&D expenses in the first quarter of 2003 as compared to the same period of 2002. R&D expenses as a percentage of revenues for the Storage Systems segment decreased to 10% in the first quarter of 2003 from 13% in the same quarter of 2002. The decrease is a result of an increase in revenues, offset in part by an increase in R&D expenses in the first quarter of 2003 as compared to the same period of 2002.

     Selling, general and administrative:

	Three months ended

	Mar. 31, 2003	Dec. 31, 2002	Mar. 31, 2002

		(in millions)
Semiconductor segment	$42.9	$42.1	$46.8
Percentage of segment revenues	16%	11%	13%
Storage Systems segment	$14.7	$13.5	$11.4
Percentage of segment revenues	15%	13%	19%

Consolidated	$57.6	$55.6	$58.2

Percentage of revenues	15%	12%	14%

     First quarter of 2003 compared to the fourth quarter of 2002

     Selling, general and administrative (“SG&A”) expenses increased $2.0 million or 4% during the first quarter of 2003 from the fourth quarter of 2002 on a consolidated basis. SG&A expenses for the Semiconductor segment increased $0.8 million or 2% in the first quarter of 2003 as compared to the fourth quarter of 2002. SG&A expenses for the Storage Systems segment increased $1.2 million or 9% when comparing the same periods. The increase for the Storage Systems segment is primarily due to increased partner alliance spending on channel development.

     As a percentage of revenues, consolidated SG&A expenses increased to 15% in the first quarter of 2003 from 12% in the fourth quarter of 2002. For the Semiconductor segment, SG&A expenses, as a percentage of revenues, increased to 16% from 11%, and for the Storage Systems segment, increased to 15% in the first quarter of 2003 as compared to 13% for the fourth quarter of 2002. The increase as a percentage of revenues on a consolidated basis and by segment are primarily a result of lower revenues during the first quarter of 2003 as compared to the fourth quarter of 2002.

     Three months ended March 31, 2003 compared to the same period of 2002

     Consolidated SG&A expenses decreased $0.6 million or 1% during the first quarter of 2003 as compared to the first quarter of 2002. SG&A expenses for the Semiconductor segment decreased $3.9 million or 8%. The decrease, on a consolidated basis and for the Semiconductor segment, was primarily attributable to the various cost reduction measures implemented in 2002 and 2003 (See Note 3 of the Notes).

     SG&A expenses for the Storage Systems segment increased $3.3 million or 29% in the first quarter of 2003 as compared to the same period of 2002. The increase is primarily a result of increased partner alliance spending on channel development.

     As a percentage of revenues, SG&A expenses increased to 15% in the first quarter of 2003 from 14% in the same period of 2002 on a consolidated basis. For the Semiconductor segment, SG&A expenses as a percentage of revenues increased to 16% from 13% over the same period. The increases in SG&A expenses as a percentage of revenues is a result of lower revenues, offset in part by lower SG&A expenses in the first quarter of 2003 as compared to the same quarter of 2002, as discussed above. For the Storage Systems segment, SG&A expenses as a percentage of revenues decreased to 15% from 19% as a result of higher revenues, offset in part by higher SG&A expenses in the first quarter of 2003 as compared to the same period of 2002, as discussed above.

     Restructuring of operations and other items: We recorded $35.7 million in restructuring of operations and other items for the three months ended March 31, 2003. We recorded a charge for restructuring of operations and other items of $65.1 million for the three months ended March 31, 2002. For a complete discussion of the 2002 restructuring actions, please refer to our Annual Report on Form 10-K.

     Restructuring and impairment of long-lived assets:

     On January 1, 2003, we adopted SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 has been applied to restructuring activities initiated after December 31, 2002 and changes the timing of when restructuring charges are recorded to the date when the liabilities are incurred. The adoption of SFAS No. 146 did not affect restructuring reserves recorded prior to December 31, 2002.

     In February 2003, we downsized our operations and recorded $35.7 million in charges for restructuring of operations and other items. Of this charge, $21.1 million was associated with the Semiconductor segment and $14.6 million was attributable to the Storage Systems segment. The charges consisted of severance and termination benefits for approximately 210 terminated employees primarily involved in manufacturing operations, research and development and marketing and sales; costs associated with exiting certain operating leases primarily for real estate; and a write-down of certain acquired intangible and other long-lived assets.

     In April 2003, we announced a restructuring of our operations that includes the elimination of approximately 370 additional employees and the consolidation of certain non-manufacturing facilities. We expect to record a charge of between $20 million and $40 million in the second quarter of 2003 as a result of these actions. The charges will be for severance and termination benefits for the terminated employees, costs associated with exiting certain operating leases for real estate and write-downs of long-lived assets.

     The restructuring actions in April, combined with those in February, are expected to result in approximately $15 million in cost savings per quarter, beginning in the fourth quarter of 2003.

     The following table sets forth our restructuring reserves as of March 31, 2003, which are included in other accrued liabilities on the balance sheet:

		Restructuring
	Balance at	Expense	Utilized
	December 31,	Q1	during Q1	Balance at
	2002	2003	2003	March 31, 2003

	(In thousands)
Write-down of excess assets (a)	$6,008	$29,754	$(30,021)	$5,741
Lease terminations and maintenance contracts (b)	6,757	1,396	(1,172)	6,981
Facility closure and other exit costs (c)	8,129	—	(2,520)	5,609
Payments to employees for severance (d)	1,391	4,516	(4,493)	1,414

Total	$22,285	$35,666	$(38,206)	$19,745

(a)	The amounts utilized in 2003 reflect $29.8 million of non-cash write-downs of intangible and other long-lived assets in the U.S due to impairment, and $0.2 million in cash payments to decommission and sell assets. The write-downs of the intangible and other long-lived assets were accounted for as a reduction of the assets and did not result in a liability. The $5.7 million balance as of March 31, 2003 relates to machinery and equipment decommissioning costs in the U.S and estimates of selling costs for assets held for sale.

(b)	Amounts utilized represent cash payments. The balance remaining for primarily real estate lease terminations and maintenance contracts will be paid during the remaining terms of these contracts, which extend through 2005.

(c)	Amounts utilized represent cash payments. The balance remaining for facility closure and other exit costs will be paid during 2003.

(d)	Amounts utilized represent cash severance payments to approximately 210 employees during the three months ended March 31, 2003. The balance remaining for severance will be paid during 2003.

     Assets held for sale of $70 million and $74 million were included as a component of prepaid expenses and other current assets as of March 31, 2003 and December 31, 2002, respectively. Assets classified as held for sale are not depreciated. The fair value of assets determined to be impaired was the result of independent appraisals and the use of management estimates. Given that current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that we will realize the current net carrying value for the assets. We reassess the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary. We are making appropriate efforts to sell assets held for sale within the current year.

     Amortization of intangibles: Amortization of intangible assets was $20.1 million and $20.6 million for the first quarter of 2003 and fourth quarter of 2002, respectively. The slight decrease over the prior quarter is due to the additional amortization of intangible assets recorded in the current quarter in connection with the acquisition of a company valued at $7 million in the fourth quarter of 2002, offset by a reduction in amortization as a result of the write-down of certain acquired intangible assets as discussed below.

     Amortization of intangible assets was $20.1 million and $19.2 million for the three months ended March 31, 2003 and 2002, respectively. The increase is attributable to the additional amortization of intangible assets recorded in connection with the acquisition of the former Mylex business unit of IBM valued at $50.5 million in the third quarter of 2002 and the acquisition of a company valued at $7 million in the fourth quarter of 2002. As a result of restructuring actions taken during the first quarter of 2003, we wrote down certain acquired intangible assets by $15.1 million in the Semiconductor segment and $9.0 million in the Storage Systems segment due to impairment. The write-down will reduce consolidated amortization by $1.5 million per quarter starting in the second quarter of 2003. As of March 31, 2003, we had approximately $238.4 million of intangible assets, net of accumulated amortization that will continue to amortize.

     We monitor the recoverability of goodwill recorded in connection with acquisitions annually or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. Our market capitalization is currently below net book value and should this continue, we may have to perform an interim assessment of the recoverability of goodwill. An impairment, if any, would be determined in accordance with SFAS No. 142, which uses a fair value model for determining the carrying value of goodwill. See our Annual Report on Form 10-K for further discussion.

     Amortization of non-cash deferred stock compensation: Amortization of non-cash deferred stock compensation was $10.5 million for the three months ended March 31, 2003, $12.3 million for the fourth quarter of 2002 and $26.9 million for the three months ended March 31, 2002. The acquisitions for which deferred stock compensation and related amortization were recorded consisted of an acquisition in the fourth quarter of 2002, C-Cube and the RAID business from AMI in 2001, and DataPath and Syntax in 2000. We amortize deferred stock compensation ratably over the vesting period.

     Interest expense: Interest expense decreased by $1.8 million to $8.8 million in the first quarter of 2003 from $10.6 million in the fourth quarter of 2002. Interest expense decreased by $7.0 million to $8.8 million during the three months ended March 31, 2003 from $15.8 million during the same period in 2002. The decrease is due to the repurchase of $135.0 million of the Convertible Subordinated Notes ( “Convertible Notes”) during the third and fourth quarters of 2002 and continued reduction in the effective interest rate payable as a result of the interest rate swaps (the “Swaps”) on the Convertible Notes entered into in the second quarter of 2002. The Swaps, entered into with various banks, effectively convert fixed interest payments on a portion of the Convertible Notes to LIBOR-based floating rates. The Swaps are intended to better match interest rate risk on our investment portfolio (see Note 4 of the Notes), which reprices more frequently than our debt portfolio, and to better manage asset and liability mismatches in our consolidated balance sheet. The Swaps qualify for hedge accounting treatment (see Note 5 and 7 of the Notes).

     Interest income and other, net: Interest income and other, net, was $6.8 million in the first quarter of 2003 as compared to $5.7 million in the fourth quarter of 2002. Interest income increased to $12.4 million in the first quarter of 2003 from $8.0 million in the fourth quarter of 2002. The increase in interest income is mainly due to improved returns on our short-term investments. Other expense, net of $5.6 million in the first quarter of 2003 included a write-down of two investments in equity securities by $7.0 million due to impairment considered to be other than temporary (see Note 4 of the Notes), offset in part by net foreign exchange gains and gains on sale of assets.

     In the first quarter of 2002, interest income and other, net, was $3.6 million. Interest income increased to $12.4 million in the first quarter of 2003 from $5.5 million in the first quarter of 2002. The increase in interest income is mainly due to improved returns on cash and short-term investment balances, partially offset by lower interest rates in the current quarter. Other expense, net, of $1.9 million in the first quarter of 2002 is comprised primarily of foreign exchange gains and losses, option premium expenses, bank fees and losses on sale of short-term investments.

     Provision for income taxes: During the three months ended March 31, 2003, we recorded an income tax expense of $6.0 million. The expense relates to foreign income taxes; we expect our tax expense for the year ending December 31, 2003 to total approximately $24.0 million, and this amount will be provided ratably through the year. The future benefit of certain operating losses is not currently being recognized. In the fourth quarter of 2002, we recorded a net income tax expense of $6.1 million, of which approximately $5.0 million relates to income taxes in foreign jurisdictions. Also in that quarter, we reduced the net value of our deferred tax assets by increasing our valuation allowance on the assets and recording a charge to income tax expense of approximately $62.0 million. In addition, during the fourth quarter of 2002, the Internal Revenue Service concluded their audit of the Company’s income tax returns affecting fiscal years from 1995 up to and including 2000. As a result, we reassessed our reserve requirements and reversed approximately $61.0 million of previously accrued income taxes as a credit to income tax expense. For the three months ended March 31, 2002, we recorded a net income tax benefit of $18.3 million. The net benefit is comprised of a one-time benefit of $22.5 million resulting from a net operating loss carryback provided by a law change in 2002, reduced by $4.2 of income taxes incurred by certain foreign subsidiaries.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

     Cash, cash equivalents and short-term investments increased to $1.0 billion at March 31, 2003 from $990 million at December 31, 2002. The increase is primarily due to net cash inflows from our operating activities as described below.

     Working capital. Working capital decreased by $313.4 million to $914.8 million at March 31, 2003 from $1.2 billion as of December 31, 2002. Working capital in the first three months of the current year was impacted by the following activities:

•	Current portion of long-term obligations increased by $328.1 million due to the reclassification of the 1999 Convertible Subordinated Notes, which are due in March 2004, along with the unamortized gain on the termination of the associated interest rate swap from long-term to current liabilities;

•	Accounts receivable decreased by $23.3 million from $248.6 million at December 31, 2002 to $225.3 million at March 31, 2003. This decrease is attributable to lower revenue in the first quarter of 2003 compared to the fourth quarter of 2002, and by timing differences in collections in the current quarter;

•	Higher accrued salaries, wages and benefits due to timing differences in payment of salaries; and

•	Higher income taxes payable due to the timing of tax payments made and income tax provision recorded in the current quarter.

     The decrease in working capital was offset, in part, by the following:

•	Cash, cash equivalents and short-term investments increased by $14.9 million at March 31, 2003 as compared to December 31, 2002;

•	Inventories increased by $12.2 million, primarily as a result of decreased revenues, offset in part by decreased production, in the current quarter as compared to the fourth quarter of 2002; and

•	Prepaid expenses and other current assets increased by $12.8 million, primarily due to the increase in current portion of the collateral for the new lease agreement (see Note 12 of the Notes) and increase in the fair value of options and interest swap receivable, offset in part by the sale of certain assets held for sale during the current quarter.

     Cash and cash equivalents generated from operating activities. During the first three months of 2003, we provided $21.9 million of net cash and cash equivalents from operating activities compared to $35.0 million used in the same period in 2002. The increase in cash and cash equivalents provided by operating activities was the result of higher net income before non-cash adjustments to our net loss for the first three months of 2003 when compared to the same period in 2002 and by changes in working capital over the two periods.

     Cash and cash equivalents provided by investing activities. Cash and cash equivalents provided by investing activities was $26.9 million in the first three months of 2003, compared to $240.2 million used in the same period in 2002. The primary investing activities during the current quarter as compared to the same period in 2002 were as follows:

•	Sales and maturities of debt and equity securities available for sale, net of purchases in 2003 as compared to net purchases in 2002;

•	No purchase of equity securities in 2003 as compared to $1.4 million purchases in 2002; and

•	Higher proceeds from the sale of property and equipment in the first quarter of 2003, as compared to net purchases in the first quarter of 2002. This was offset by higher non-current assets and deposits in the first quarter of 2003, primarily as a result of the new lease agreement entered into during the current quarter (see Note 12 of the Notes).

     We believe that maintaining technological leadership in the highly competitive worldwide semiconductor manufacturing industry requires access to advanced manufacturing capacity. Our focus is on establishing strategic supplier alliances with foundry semiconductor manufacturers, which enables us to have access to advanced manufacturing capacity, and reduces our capital spending requirements. We expect total capital expenditures to be under $100 million in 2003.

     As of March 31, 2003, we had operating leases financing certain wafer fabrication equipment (see Note 12 of the Notes). The debt related to these operating leases is not reflected on the balance sheet. We are required to maintain unrestricted cash reserves in an amount no less than the higher of a) the sum of $100 million plus the principal amount outstanding under the 4% Convertible Subordinated Notes due February 15, 2005 or b) $350 million. We were in compliance with this requirement as of March 31, 2003.

     We guarantee residual values of equipment on these leases. As of March 31, 2003, we do not expect to realize a loss on the guarantee at the end of the lease term, and accordingly, no additional rent expense has been recognized (see Note 12 of the Notes).

     Cash and cash equivalents provided by financing activities. Cash and cash equivalents provided by financing activities during the three months ended March 31, 2003 were $0.2 million compared to $1.5 million in the same period in 2002. The decrease is primarily attributable to lower net cash proceeds from our employee stock option plans in the first quarter of 2003 as compared to the same period in 2002.

     As of March 31, 2003, we have Convertible Subordinated Notes of $325 million due in March 2004, $385 million due in February 2005, and $490 million due in October 2006. All the Convertible Notes are convertible at the holder’s option, at any time after 60 days following issuance, into shares of our company’s common stock. The Convertible Notes are redeemable at our option, in whole or in part, on at least 30 days notice at any time on or after the call date, which is two years before the due date. Each holder of the Convertible Notes has the right to cause us to repurchase all of such holder’s Convertible Notes at 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change, which includes a transaction or event such as an exchange offer, liquidation, tender offer, consolidation, merger or combination. Fluctuations in our stock price impact the prices of our outstanding convertible securities and the likelihood of the convertible securities being converted into cash or equity. If we are required to redeem any of the Convertible Notes for cash, it may affect our liquidity position. However, in the event they do not convert to equity, we believe that our current cash position and expected future operating cash flows will be adequate to meet these obligations as they mature. From time to time, we may buy back Convertible Subordinated Notes.

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

     The following table summarizes our contractual obligations at March 31, 2003 and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments due by period

Contractual Obligations	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years	Total

	(in millions)

Convertible Subordinated Notes*	$324.9	$385.0	$490.0	$—	$1,199.9
Operating lease obligations	135.8	230.2	73.9	19.2	459.1
Capital lease obligations	0.4	0.5	—	—	0.9

Total	$461.1	$615.7	$563.9	$19.2	$1,659.9

*	Excludes the change in fair value of the interest rate risk on the Convertible Subordinated Notes of $35.6 million at March 31, 2003. See Notes 5 and 7 of the Notes.

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. For a detailed discussion of the critical accounting policies, please see the Critical Accounting Policies contained in Part II, Item 7 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2002.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. On March 28, 2003, we entered into new operating leases to refinance our old leases. See Note 12 of the Notes. We refinanced these leases in a manner that best met our capital financing strategy and our cost of capital objectives and the new leases are not subject to the consolidation provisions of FIN 46.

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We believe that the adoption of this standard will not have a material impact on our consolidated balance sheet or statement of operations.

     In April 2003, the FASB issued Statement No. 149 (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to the language used in FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and amends certain other existing pronouncements. The provisions of SFAS No. 149, which were not already applied under an Implementation Issue, are effective for contracts entered into or modified after June 30, 2003. We believe that the adoption of this standard will not have a material impact on our consolidated balance sheet or statement of operations.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors detailed in the Risk Factors in Part I of our Annual Report on Form 10-K for the year ended December 31, 2002. Our actual results in future periods may be significantly different from any future performance suggested in this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Risks and uncertainties that may affect our results include, among others:

•	Fluctuations in timing and volumes of customer demand;

•	The rate of depletion of customer inventory buildup;

•	The Company’s achievement of revenue objectives and other financial targets;

•	The development of new products;

•	The timing and success of new product introductions;

•	The continued availability of appropriate levels of manufacturing capacity;

•	The realization of benefits from the Company’s strategic relationships;

•	Competing technologies, products and other competitive factors;

•	Disruptions in general economic activity due to worsening global business conditions or caused by the effects of terrorism, armed conflict, or global health conditions such as severe acute respiratory syndrome (“SARS”);

•	The extent to which the Company may not realize the cost savings it expects from the reduction in workforce and operating expenses;

•	Cyclical nature of the Semiconductor industry and the markets addressed by our products; and

•	The unpredictability of the economy and other factors beyond the Company’s control.

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

     We have international subsidiaries and distributors that operate and sell our products globally. Further, we purchase a substantial portion of our raw materials and manufacturing equipment from foreign suppliers and incur labor and other operating costs in foreign currencies, particularly in our Japanese manufacturing facilities. As a result, we are exposed to the risk of changes in foreign currency exchange rates or declining economic conditions in these countries. We utilize forward exchange contracts and purchased currency option contracts to manage our exposure associated with net asset and liability positions and cash flows denominated in non-functional currencies. (See Note 5 of the Notes.) There is no assurance that these hedging transactions will eliminate exposure to currency rate fluctuations and this could affect our operating results.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     There have been no significant changes in the market risk disclosures during the three months ended March 31, 2003, as compared to the discussion in Part II of our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures and internal accounting controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures pursuant to Rule 13a-14 promulgated under the Securities Exchange Act within 90 days prior to the filing of this Quarterly Report on Form 10-Q and, based upon such evaluations, have determined that such disclosure controls and procedures are effective to alert them on a timely basis to material information relating to our company required to be disclosed in our filings with the Securities and Exchange Commission. Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses. We are aware that any system of controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of the system are met, and that maintenance of disclosure controls and procedures is an ongoing process that may change over time.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     Reference is made to Item 3, Legal Proceedings and Note 13 of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for a discussion of certain legal proceedings. The information provided at such reference regarding those matters remains substantially unchanged. In addition, the Company is party to other litigation matters and claims that are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters is not expected to have a material adverse affect on the Company’s consolidated results of operations and financial condition.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

3.2	Bylaws of the Registrant (as amended through April 10, 2003).

10.34	Lease and Security Agreement (Lease A) among Wells Fargo Bank Northwest, N.A., as Agent, LSI Logic Corporation as Lessee and Bank of America, N.A, as Lessor, Fleet National Bank as Documentation Agent and Societe Generale Financial Corporation, as Syndication Agent, dated as of March 28, 2003.

10.35	Lease and Security Agreement (Lease B) among Wells Fargo Bank Northwest, N.A., as Agent, LSI Logic Corporation as Lessee and Bank of America, N.A, as Lessor, Fleet National Bank as Documentation Agent and Societe Generale Financial Corporation, as Syndication Agent, dated as of March 28, 2003.

10.36	First Amendment to Lease and Security Agreement (Lease A) among LSI Logic Corporation, as Lessee, Bank of America, N.A., as Lessor and Wells Fargo Bank Northwest, N.A., as Agent, dated as of March 31, 2003.

10.37	First Amendment to Lease and Security Agreement (Lease B), among LSI Logic Corporation as Lessee, Bank of America, N.A. as Lessor, and Wells Fargo Bank Northwest, N.A., as Agent, dated as of March 31, 2003.

10.38	Assignment of Cash Collateral Accounts (Lease A) by and between LSI Logic Corporation as Pledgor and Bank of America, N.A., as Lessor, dated as of March 28, 2003.

10.39	Assignment of Cash Collateral Accounts (Lease B) by and between LSI Logic Corporation as Pledgor and Bank of America, N.A., as Lessor, dated as of March 28, 2003.

10.40	Letter of Credit and Reimbursement Agreement, between LSI Logic Corporation as Applicant, and Wachovia Bank, N.A., dated as of March 28, 2003.

10.41	Form of Control Agreement among LSI Logic Corporation as Lessee, Bank of America, N.A., as Lessor and various entities, as Securities Intermediaries, dated as of March 28, 2003.

10.42	Amendment No. 1 to Amended and Restated Preferred Shares Rights Agreement between LSI Logic Corporation and BankBoston, N.A., dated February 19, 1999.

10.43	Amendment to Amended and Restated Preferred Shares Rights Agreement between LSI Logic Corporation, Fleet Bank f/k/a BankBoston, N.A., dated August 16, 2001.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Furnished not filed.

(b)  Reports on Form 8-K

     On January 23, 2003, the Company filed a Form 8-K pursuant to Items 5 and 7 to report information regarding fourth quarter and fiscal year end results set forth in the Registrant’s news release dated January 22, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSI LOGIC CORPORATION (Registrant)

Date: May 9, 2003	By	/s/ Bryon Look Bryon Look Executive Vice President & Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Wilfred J. Corrigan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LSI Logic Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

By:        /s/ Wilfred J. Corrigan
Name:  Wilfred J. Corrigan
Title:    Chairman & Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
AS ADOPTED PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Bryon Look, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LSI Logic Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

By:        /s/ Bryon Look
Name:   Bryon Look
Title:     Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS

3.2	Bylaws of the Registrant (as amended through April 10, 2003).

10.34	Lease and Security Agreement (Lease A) among Wells Fargo Bank Northwest, N.A., as Agent, LSI Logic Corporation as Lessee and Bank of America, N.A, as Lessor, Fleet National Bank as Documentation Agent and Societe Generale Financial Corporation, as Syndication Agent, dated as of March 28, 2003.

10.35	Lease and Security Agreement (Lease B) among Wells Fargo Bank Northwest, N.A., as Agent, LSI Logic Corporation as Lessee and Bank of America, N.A, as Lessor, Fleet National Bank as Documentation Agent and Societe Generale Financial Corporation, as Syndication Agent, dated as of March 28, 2003.

10.36	First Amendment to Lease and Security Agreement (Lease A) among LSI Logic Corporation, as Lessee, Bank of America, N.A., as Lessor and Wells Fargo Bank Northwest, N.A., as Agent, dated as of March 31, 2003.

10.37	First Amendment to Lease and Security Agreement (Lease B), among LSI Logic Corporation as Lessee, Bank of America, N.A. as Lessor, and Wells Fargo Bank Northwest, N.A., as Agent, dated as of March 31, 2003.

10.38	Assignment of Cash Collateral Accounts (Lease A) by and between LSI Logic Corporation as Pledgor and Bank of America, N.A., as Lessor, dated as of March 28, 2003.

10.39	Assignment of Cash Collateral Accounts (Lease B) by and between LSI Logic Corporation as Pledgor and Bank of America, N.A., as Lessor, dated as of March 28, 2003.

10.40	Letter of Credit and Reimbursement Agreement, between LSI Logic Corporation as Applicant, and Wachovia Bank, N.A., dated as of March 28, 2003.

10.41	Form of Control Agreement among LSI Logic Corporation as Lessee, Bank of America, N.A., as Lessor and various entities, as Securities Intermediaries, dated as of March 28, 2003.

10.42	Amendment No. 1 to Amended and Restated Preferred Shares Rights Agreement between LSI Logic Corporation and BankBoston, N.A., dated February 19, 1999.

10.43	Amendment to Amended and Restated Preferred Shares Rights Agreement between LSI Logic Corporation, Fleet Bank f/k/a BankBoston, N.A., dated August 16, 2001.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Furnished not filed.