Form 10-Q
period 2003-06-29
LSI LOGIC CORP
filed 2003-08-13
CIK 703360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2003

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

YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) YES [X] NO [  ]

As of August 8, 2003, there were 378,750,957 shares of the registrant’s Common Stock, $.01 par value, outstanding.

LSI LOGIC CORPORATION
Form 10-Q
For the Quarter Ended June 30, 2003
INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LSI LOGIC CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2003	2002

	(In thousands, except per-share
	amounts)
Assets
Cash and cash equivalents	$636,164	$448,847
Short-term investments	478,615	541,129
Accounts receivable, less allowances of $6,329 and $7,033	241,056	248,621
Inventories	205,365	194,466
Deferred tax assets	11,405	11,380
Prepaid expenses and other current assets	188,138	181,610

Total current assets	1,760,743	1,626,053
Property and equipment, net	497,396	746,964
Goodwill	968,583	968,464
Amortized Intangible assets, net	219,115	282,579
Deferred tax assets	137,283	137,152
Other assets	457,388	381,525

Total assets	$4,040,508	$4,142,737

Liabilities and Stockholders’ Equity
Accounts payable	$112,232	$100,856
Accrued salaries, wages and benefits	61,841	71,499
Other accrued liabilities	201,090	184,837
Income tax payable	44,976	30,066
Deferred tax liabilities	10,192	10,192
Current portion of long-term obligations	173,676	361

Total current liabilities	604,007	397,811
Deferred tax liabilities	123,575	123,365
Long-term debt and capital lease obligations	1,133,177	1,241,217
Other non-current liabilities	139,475	73,483

Total long-term obligations and deferred tax liabilities	1,396,227	1,438,065

Commitments and contingencies (Note 12)
Minority interest in subsidiary	6,799	6,506

Stockholders’ equity:
Preferred shares; $.01 par value; 2,000 shares authorized, none outstanding	—	—
Common stock; $.01 par value; 1,300,000 shares authorized; 378,507 and 375,096 shares outstanding	3,785	3,751
Additional paid-in capital	2,941,853	2,954,282
Deferred stock compensation	(31,734)	(51,161)
Accumulated deficit	(896,752)	(612,243)
Accumulated other comprehensive income	16,323	5,726

Total stockholders’ equity	2,033,475	2,300,355

Total liabilities and stockholders’ equity	$4,040,508	$4,142,737

See notes to unaudited consolidated financial statements.

LSI LOGIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

	(In thousands, except per share amounts)
Revenues	$407,213	$437,768	$779,998	$850,277

Costs and expenses:
Cost of revenues	238,469	274,404	486,537	581,067
Research and development	111,326	112,833	226,453	227,176
Selling, general and administrative	56,870	57,366	114,499	115,546
Restructuring of operations and other items, net	124,527	(6,405)	160,193	58,655
Amortization of non-cash deferred stock compensation (*)	8,884	23,849	19,427	50,770
Amortization of intangibles	19,267	19,147	39,392	38,304

Total costs and expenses	559,343	481,194	1,046,501	1,071,518

Loss from operations	(152,130)	(43,426)	(266,503)	(221,241)
Interest expense	(7,314)	(15,486)	(16,145)	(31,320)
Interest income and other, net	3,360	2,621	10,139	6,267

Loss before income taxes	(156,084)	(56,291)	(272,509)	(246,294)
Provision/ (benefit) for income taxes	6,000	6,000	12,000	(12,250)

Net loss	$(162,084)	$(62,291)	$(284,509)	$(234,044)

Loss per share:
Basic	$(0.43)	$(0.17)	$(0.76)	$(0.63)

Dilutive	$(0.43)	$(0.17)	$(0.76)	$(0.63)

Shares used in computing per share amounts:
Basic	376,619	369,672	375,745	368,769

Dilutive	376,619	369,672	375,745	368,769

(*)	Amortization of non-cash deferred stock compensation recorded in connection with acquisitions, if not shown separately, would have been included in cost of revenues, research and development and selling, general and administrative expenses as shown below:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(In thousands)
Cost of revenues	$88	$444	$270	$994
Research and development	7,391	18,580	15,541	38,899
Selling, general and administrative	1,405	4,825	3,616	10,877

See notes to unaudited consolidated financial statements.

LSI LOGIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,

	2003	2002

	(In thousands)
Operating activities:
Net loss	$(284,509)	$(234,044)
Adjustments:
Depreciation and amortization	152,111	175,928
Amortization of non-cash deferred stock compensation	19,427	50,770
Non-cash restructuring and other items, net	127,323	49,598
Loss on write-down of equity securities	9,074	—
Loss on repurchase of Convertible Subordinated Notes	2,029	—
Gain on sale of property and equipment	(2,560)	—
Changes in deferred tax assets and liabilities	37	(3,171)
Changes in assets and liabilities:
Accounts receivable, net	8,500	(49,577)
Inventories, net	(10,040)	61,115
Prepaid expenses and other assets	52,440	(9,308)
Accounts payable	12,028	(41,398)
Accrued and other liabilities	18,205	(9,847)

Net cash provided by / (used in) operating activities	104,065	(9,934)

Investing activities:
Purchase of debt securities available-for-sale	(1,409,529)	(937,742)
Maturities and sales of debt securities available-for-sale	1,455,927	627,823
Purchases of equity securities	—	(9,894)
Purchases of property and equipment, net	(19,663)	(12,148)
Proceeds from the sale-lease back of equipment	160,000	—
(Increase)/decrease in non-current assets and deposits	(145,768)	236

Net cash provided by / (used in) investing activities	40,967	(331,725)

Financing activities:
Proceeds from borrowings	350,000	—
Repurchase of Convertible Subordinated Notes	(288,587)	—
Cash paid for call spread options	(28,000)	—
Debt issuance costs	(10,566)	—
Repayment of debt obligations	(174)	(191)
Issuance of common stock, net	15,890	26,589

Net cash provided by financing activities	38,563	26,398

Effect of exchange rate changes on cash and cash equivalents	3,722	4,065

Increase / (decrease) in cash and cash equivalents	187,317	(311,196)

Cash and cash equivalents at beginning of period	448,847	757,138

Cash and cash equivalents at end of period	$636,164	$445,942

See notes to unaudited consolidated financial statements.

LSI LOGIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

     In the opinion of LSI Logic Corporation (the “Company” or “LSI”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments, additional excess inventory and other related charges and restructuring and other items, net as discussed in Note 3 to the Unaudited Consolidated Financial Statements, hereafter referred to as the Notes), necessary to present fairly the financial information included herein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

     For financial reporting purposes, the Company reports on a 13 or 14-week quarter with a year ending December 31. The current quarter ended June 29, 2003. For presentation purposes, the consolidated financial statements refer to the quarter’s calendar month end for convenience. The results of operations for the quarter ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year.

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

     In May 2003, the FASB issued Statement No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires financial instruments within its scope be classified as a liability (or an asset in some circumstances). Many of those financial instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments created before and still existing as of the issuance of this statement, a cumulative effect of change in accounting principle shall be reported upon implementation in the first interim period beginning after June 15, 2003. The Company believes that the adoption of this standard will not have a material impact on our consolidated balance sheet or statement of operations.

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

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

		(In thousands, except per share amounts)
Net loss, as reported	$(162,084)	$(62,291)	$(284,509)	$(234,044)
Add: Amortization of non-cash deferred stock compensation expense determined under the intrinsic value method as reported in net loss, net of related tax effects *	2,228	7,904	6,129	18,742
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(50,338)	(58,930)	(103,005)	(119,598)

Pro forma net loss	$(210,194)	$(113,317)	$(381,385)	$(334,900)

Loss per share:
Basic-as reported	$(0.43)	$(0.17)	$(0.76)	$(0.63)
Basic-pro forma	$(0.56)	$(0.31)	$(1.02)	$(0.91)

Diluted-as reported	$(0.43)	$(0.17)	$(0.76)	$(0.63)
Diluted-pro forma	$(0.56)	$(0.31)	$(1.02)	$(0.91)

*	This amount excludes amortization of non-cash deferred stock compensation on restricted stock awards.

     For the three and six months ended June 30, 2003, common stock equivalents of approximately 85.7 million and 73.0 million shares, respectively, were excluded from the computation of pro forma diluted loss per share as a result of their antidilutive effect. For the three and six months ended June 30, 2002, common stock equivalents of approximately 93.7 million and 97.3 million shares, respectively, were excluded from the computation of pro forma diluted loss per share as a result of their antidilutive effect.

NOTE 3 — RESTRUCTURING AND OTHER ITEMS

     The Company recorded a charge of $125 million and $160 million in restructuring of operations and other items for the three and six months ended June 30, 2003, respectively. The Company recorded a gain of $6 million and a charge of $59 million in restructuring of operations and other items for the three and six months ended June 30, 2002, respectively. For a complete discussion of the 2002 restructuring actions, please refer to the Company’s Annual Report on Form 10-K.

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

     In February 2003, the Company downsized operations and recorded $36 million in charges for restructuring of operations and other items. Of this charge, $21 million was associated with the Semiconductor segment and $15 million was attributable to the Storage Systems segment. The charges consisted of severance and termination benefits for approximately 210 terminated employees primarily involved in manufacturing operations, research and development and marketing and sales; costs associated with exiting certain operating leases primarily for real estate; and a write-down of certain acquired intangibles and other long-lived assets. During the six months ended June 30, 2003, payments related to the February 2003 restructuring actions have consisted of approximately $4 million for severance and termination benefits and $0.4 million for lease and contract terminations.

     In April 2003, the Company announced a restructuring of our operations that includes a reduction in workforce and the consolidation of certain non-manufacturing facilities. A charge of $33 million was recorded in the Semiconductor segment consisting of severance and termination benefits for approximately 325 terminated employees involved in manufacturing operations, research and development, marketing, sales and administration; costs associated with exiting certain operating leases primarily for real estate; other exit costs; and a write-down of fixed assets due to impairment. During the six months ended June 30, 2003, payments related to the April 2003 restructuring actions have consisted of approximately $7 million for severance and termination benefits and $0.2 million for lease and contract terminations.

     In June 2003, the Company announced the decision to sell the Tsukuba, Japan manufacturing facility. As a result, a charge of $73 million was recorded in the Semiconductor segment to write down fixed assets to their fair market value, which has been reclassified from property, plant and equipment to other current assets to reflect the intention to dispose of the facility within the next twelve months. In addition, approximately $2 million in restructuring charges were recorded for severance and other exit costs. During the six months ended June 30, 2003, there have been no payments related to the amounts accrued for severance and other exit costs under the June 2003 restructuring actions.

     In June 2003, the Company also recorded $19 million of additional fixed asset write-downs to reflect the decrease in fair market value of the assets during the period. This write-down included a reduction in the value of the Colorado Springs fabrication facility of $16 million to reflect continued and accelerated efforts to sell the facility.

     The fair value of assets determined to be impaired was the result of the use of management estimates and independent appraisals. Given that current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that the Company will realize the current net carrying value for the assets. The Company reassesses the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary. Assets held for sale of $60 million and $74 million were included as a component of prepaid expenses and other current assets as of June 30, 2003 and December 31, 2002, respectively. Assets classified as held for sale are not depreciated.

     The following table sets forth the Company’s restructuring reserves as of June 30, 2003, which are included in other accrued liabilities on the balance sheet:

	Balance at	Restructuring	Utilized	Balance at	Restructuring	Utilized	Balance at
	December	Expense	during	March 31,	Expense	during	June 30,
	31, 2002	Q1 2003	Q1 2003	2003	Q2 2003	Q2 2003	2003

			(In thousands)
Write-down of excess assets (a)	$6,008	$29,754	$(30,021)	$5,741	$96,805	$(97,917)	$4,629
Lease terminations and maintenance contracts (b)	6,757	1,396	(1,172)	6,981	18,762	(1,425)	24,318
Facility closure and other exit costs (c)	8,129	—	(2,520)	5,609	498	(2,040)	4,067
Payments to employees for severance (d)	1,391	4,516	(4,493)	1,414	10,637	(7,116)	4,935

Total	$22,285	$35,666	$(38,206)	$19,745	$126,702	$(108,498)	$37,949

(a)	The amounts utilized in 2003 reflect $126.6 million of non-cash write-downs of amortizable intangible and other long-lived assets in the U.S due to impairment, and $1.4 million in cash payments to decommission and sell assets. The write-downs of the intangible and other long-lived assets were accounted for as a reduction of the assets and did not result in a liability. The $4.6 million balance as of June 30, 2003, relates to machinery and equipment decommissioning costs in the U.S and estimates of selling costs for assets held for sale and is expected to be utilized during 2003.

(b)	Amounts utilized represent cash payments. The balance remaining for primarily real estate lease terminations and maintenance contracts will be paid during the remaining terms of these contracts, which extend through 2010.

(c)	Amounts utilized represent cash payments. The balance remaining for facility closure and other exit costs will be paid during 2003.

(d)	Amounts utilized represent cash severance payments to approximately 470 employees during the six months ended June 30, 2003. The balance remaining for severance will be paid during 2003.

     Other items:

     A gain of approximately $2 million was recorded in restructuring and other items, net during the second quarter of 2003 associated with additional sales of intellectual property associated with the CDMA handset product line.

NOTE 4 — INVESTMENTS

	June 30,	December 31,
	2003	2002

	(In thousands)
Available-for-sale debt securities
Asset and mortgage-backed securities	$258,897	$102,083
U.S. government and agency securities	138,245	202,613
Corporate and municipal debt securities	76,129	180,843
Auction rate preferred stock	5,005	55,590
Foreign debt securities	339	—

Total short-term investments	$478,615	$541,129

Long-term investment in equity securities	$32,970	$37,655

     An unrealized gain on available-for-sale securities of $4 million, net of the related tax effect of $2 million, and $3 million, net of the related tax effect of $1 million, was included in accumulated other comprehensive income as of June 30, 2003 and December 31, 2002, respectively. Net realized gains/(losses) on sales of available-for-sale debt securities were $2 million and $9 million for the three and six months ended June 30, 2003, respectively. Realized gains and losses on available-for-sale debt securities were not significant for the three and six months ended June 30, 2002. The Company recorded a pre-tax loss of $2 million and $9 million, in interest income and other, net, associated with the decline in value of long-term investment in equity securities during the three and six months ended June 30, 2003, respectively. The decline in value was considered by management to be other than temporary.

NOTE 5 — DERIVATIVE FINANCIAL INSTRUMENTS

Foreign currency risk

     The Company enters into purchased currency option contracts that are designated as foreign currency cash-flow hedges of third-party yen revenue exposures. Changes in the fair value of currency option contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in interest income and other, net. During the second quarter of 2003, the Company terminated all outstanding purchased currency options hedging previously forecasted yen revenues because the underlying revenue agreements were modified to be denominated in U.S. dollars. At the time the options were terminated, there were no unrealized gains or losses in accumulated other comprehensive income. The change in option time value was approximately $1 million for both the three and six months ended June 30, 2003. For the three and six months ended June 30, 2002, the change in option time value was not significant. During the three and six months ended June 30, 2003 and 2002, amounts reclassified to revenue were not significant. The Company did not record any gains or losses due to hedge ineffectiveness for the three and six months ended June 30, 2003 and 2002. There were no option contracts outstanding as of December 31, 2002. There were no unrealized gains or losses included in accumulated other comprehensive income as of June 30, 2003 or December 31, 2002.

     The Company enters into forward contracts that are designated as foreign currency cash-flow hedges of forecasted payments in euros. Changes in the fair value of the forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in interest income and other, net. As of June 30, 2003, the Company held forward contracts designated as foreign currency cash flow hedges of forecasted euro payment transactions that were set to expire over a six month period. There were no such hedges outstanding as of December 31, 2002. For the three and six months ended June 30, 2003, the change in time value of these forward contracts was not significant. The unrealized gains included in accumulated other comprehensive income as of June 30, 2003, which will be reclassified to interest income and other, net over the next six months, were not significant. The amounts reclassified to the income statement for the three and six months ended June 30, 2003 were not significant. The Company did not record any gains or losses due to hedge ineffectiveness for the six months ended June 30, 2003.

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

Interest rate risk

     With the objective of protecting cash flows and earnings of the Company from the impact of fluctuations in interest rates, while minimizing the cost of capital, the Company may enter into or terminate interest rate swaps, such as the below mentioned transactions.

     In the second quarter of 2003, the Company terminated interest rate swaps (the “Swaps”) with a notional amount of $740 million. The unrecognized gain of $44 million from the termination of these Swaps was included as a component of the Convertible Notes and is being amortized as an adjustment to interest expense over the remaining term of the hedged Convertible Notes (see Note 7). The Swaps had effectively converted fixed interest payments on a portion of the Company’s 4% and 4.25% Convertible Subordinated Notes (“Convertible Notes”) to LIBOR-based floating rates. Under the terms of the Swaps, the Company provided collateral to match any mark-to-market exposure on the Swaps. The Swaps qualified for hedge accounting as fair value hedges, with changes in the fair value of the interest rate risk on the Convertible Notes being offset by changes in the fair values of the Swaps recorded as a component of interest expense. The difference between the changes in the fair values of the derivative and the hedged risk resulted in a benefit to interest expense of $2 million and $1 million for the three and six months ended June 30, 2003, respectively. For the three months ended June 30, 2002, a charge to interest expense for the difference between the changes in the fair values of the derivative and the hedged risk was not significant. Collateral of approximately $7 million included in other long-term assets as of December 31, 2002, was returned to the Company upon termination of the Swaps.

     In the second quarter of 2003, the Company entered into an interest rate swap transaction to effectively convert the LIBOR-based floating rate interest payments on the equipment operating leases discussed in Note 12, with a notional amount of $395 million, to a fixed interest rate (the “Lease Swap”). The Lease Swap qualifies to be accounted for as a cash flow hedge of the forecasted interest payments attributable to the benchmark interest rate on the equipment operating leases through September 2006. The unrealized gains or losses included in accumulated other comprehensive income will be reclassified to cost of sales on a quarterly basis as lease payments are made. A loss of approximately $2 million, net of tax of $1 million included in accumulated other comprehensive income as of June 30, 2003, is expected to be reclassified to cost of sales within the next 12 months. The loss due to ineffectiveness recorded in interest income and other, net during the three months ended June 30, 2003 was not significant. Under the terms of the Lease Swap, the Company must provide collateral to match any mark-to-market exposure on the swap. As of June 30, 2003, collateral of approximately $8 million was included in other long-term assets.

NOTE 6 — BALANCE SHEET DETAIL

	June 30,	December 31,
	2003	2002

	(In thousands)
Cash and cash equivalents:
Cash	$65,564	$279,620
Cash equivalents	570,600	169,227

	$636,164	$448,847

Inventories:
Raw materials	$16,229	$18,152
Work-in-process	79,616	65,052
Finished goods	109,520	111,262

	$205,365	$194,466

Property and equipment:
Land	$38,202	$53,013
Buildings and improvements	344,288	470,028
Equipment	730,030	1,253,061
Furniture and fixtures	36,996	46,783
Leasehold improvements	36,921	37,151
Construction in progress	13,633	18,747

	1,200,070	1,878,783
Accumulated depreciation and amortization	(702,674)	(1,131,819)

	$497,396	$746,964

Other long-term assets:
Non-current assets and deposits	$341,828	$211,248
Investment in equity securities	32,970	37,655
Other assets	82,590	132,622

	$457,388	$381,525

Goodwill:
Semiconductor segment	$887,990	$887,990
Storage systems segment	80,593	80,474

	$968,583	$968,464

Amortized intangible assets, net of accumulated amortization:
Semiconductor segment	$188,884	$236,723
Storage systems segment	30,231	45,856

	$219,115	$282,579

     The Company monitors the recoverability of goodwill recorded in connection with acquisitions annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment, if any, would be determined in accordance with SFAS No. 142, which uses a fair value model for determining the carrying value of goodwill. See the Company’s Annual Report on Form 10-K for further discussion.

NOTE 7 — DEBT

		Interest	Conversion	June 30,	December 31,
	Maturity	Rate *	Price	2003	2002

				(In thousands)
2003 Convertible Subordinated Notes	2010	4%	$13.4200	$350,000	$—
2001 Convertible Subordinated Notes	2006	4%	$26.3390	490,000	490,000
2000 Convertible Subordinated Notes	2005	4%	$70.2845	250,000	385,000
1999 Convertible Subordinated Notes	2004	4.25%	$15.6765	171,935	324,935
Change in fair value of the hedged interest rate risk on Convertible Subordinated Notes				—	36,724
Unamortized gain on terminated swaps				44,198	4,025
Capital lease obligations				720	894

				1,306,853	1,241,578
Current portion of long-term debt and capital lease obligations				(173,676)	(361)

Long-term debt and capital lease obligations				$1,133,177	$1,241,217

*	The interest rate payable on a portion of the Convertible Subordinated Notes was converted to floating rates through interest rate swaps. Interest rate swaps with a notional amount of $740 million were terminated in the second quarter of 2003 (see Note 5). The weighted average interest rate payable on the Convertible Subordinated Notes, after adjusting for the impact of the interest rate swaps was 2.94% and 3.92% for the three months ended June 30, 2003 and 2002, respectively, and 2.54% and 3.99% for the six months ended June 30, 2003 and 2002, respectively.

     On May 12, 2003, the Company issued $350 million of 4% Convertible Subordinated Notes (the “2003 Convertible Notes”) due in 2010. The 2003 Convertible Notes are subordinated to all existing and future senior debt, are convertible at the holder’s option, at any time prior to the maturity date of the convertible notes, into shares of the Company’s common stock at a conversion price of $13.42 per share. The Company cannot elect to redeem the 2003 Convertible Notes prior to maturity; however, each holder of the 2003 Convertible Notes has the right to cause the Company to repurchase all of such holder’s convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change, which includes a transaction or event such as an exchange offer, liquidation, tender offer, consolidation, merger or combination. Interest is payable semiannually. The Company paid approximately $10.6 million in debt issuance costs that are being amortized using the interest method.

     Approximately $28 million of the proceeds from issuance of the 2003 Convertible Notes were used to purchase call spread options on LSI’s common stock (the “Call Spread Options”). The Call Spread Options, including fees and costs have been accounted for as capital transactions in accordance with Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Call Spread Options cover approximately 26.1 million shares of our common stock, which is the number of shares that are initially issuable upon conversion of the 2003 Convertible Notes in full. The Call Spread Options are designed to mitigate dilution from conversion of the 2003 Convertible Notes in the event that the market price per share of the Company’s common stock upon exercise of the Call Spread Options is greater than $13.42 and is less than or equal to $23.875. The Call Spread Options may be settled at the Company’s option in either net shares or in cash and expire in 2010. Settlement of the Call Spread Options in net shares on the expiration date would result in the Company receiving a number of shares, not to exceed 26.1 million shares, of our common stock with a value equal to the amount otherwise receivable on cash settlement. Should there be an early unwind of the Call Spread Options, the amount of cash or net shares potentially received by the Company will be dependent upon then existing overall market conditions, and on the Company’s stock price, the volatility of the Company’s stock and the amount of time remaining on the Call Spread Options.

     The proceeds from the 2003 Convertible Notes were used to repurchase $153 million of the 1999 Convertible Subordinated Notes and $135 million of the 2000 Convertible Subordinated Notes. A net pre-tax loss of $2 million was recognized, in interest income and other, net, on the repurchases of the 1999 and 2000 Convertible Notes. The pre-tax loss is net of the write-off of debt issuance costs and a portion of the unamortized gain on the terminated Swaps (see Note 5).

NOTE 8 — COMMON STOCK

     Stock option plans. In May 2003, the stockholders approved an amendment to the Amended 1995 Director Option Plan to increase the number of shares of common stock reserved for issuance thereunder by 1 million. As of June 30, 2003, 1.1 million shares were available for future grants under the Amended 1995 Director Option Plan.

     In May 2003, the stockholders approved the adoption of the 2003 Equity Incentive Plan (“2003 Plan”) under which 11 million shares of common stock were reserved for issuance. Under the terms of the 2003 Plan, the Company may grant stock options or restricted stock awards to employees with an exercise price that is no less than the fair market value of the stock on the date of grant. No participant shall be granted options covering more than 2 million shares in any year. The term of each option is determined by the Board of Directors and is usually ten years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant. Under the 2003 Plan, the Company may also grant restricted stock awards. No participant may be granted more than 0.5 million shares of restricted stock in any year. The vesting requirements for the restricted stock awards are determined by the Board of Directors. As of June 30, 2003, there were 11 million shares available for future grants under the 2003 Plan.

     Stock option exchange program. On August 20, 2002, the Company filed, with the Securities Exchange Commission, an offer to exchange stock options outstanding under the 1991 Equity Incentive Plan and the 1999 Nonstatutory Stock Option Plan for new options. Under the exchange offer, eligible employees had the opportunity to exchange eligible stock options for the promise to grant new options under the 1999 Nonstatutory Stock Option Plan. Directors and executive officers of the Company were not eligible to participate in this program. The exchange offer expired September 18, 2002, and the Company accepted an aggregate of 16,546,370 options for exchange. On March 20, 2003, the Company granted a new option that covered two shares of LSI Logic common stock for every three shares covered by an option that an employee had elected to exchange. The exercise price per share of the new options was equal to the fair market value of the Company’s common stock on the grant date. The Company granted 10,691,139 options at an exercise price of $5.06 per share. The exchange program did not result in the recording of any compensation expense in the statement of operations.

NOTE 9 — RECONCILIATION OF BASIC AND DILUTED LOSS PER SHARE

     A reconciliation of the numerators and denominators of the basic and diluted loss per share computations are as follows:

	Three Months Ended June 30,

	2003			2002

			Per-Share			Per-Share
(In thousands except per share amounts)	Loss*	Shares+	Amount	Loss*	Shares+	Amount

Basic EPS:
Net loss available to common stockholders	$(162,084)	376,619	$(0.43)	$(62,291)	369,672	$(0.17)

Effect of dilutive securities:	—	—	—	—	—	—
Diluted EPS:
Net loss available to common stockholders	$(162,084)	376,619	$(0.43)	$(62,291)	369,672	$(0.17)

	Six Months Ended June 30,

	2003			2002

			Per-Share			Per-Share
(In thousands except per share amounts)	Loss*	Shares+	Amount	Loss*	Shares+	Amount

Basic EPS:
Net loss available to common stockholders	$(284,509)	375,745	$(0.76)	$(234,044)	368,769	$(0.63)

Effect of dilutive securities:	—	—	—	—	—	—
Diluted EPS:
Net loss available to common stockholders	$(284,509)	375,745	$(0.76)	$(234,044)	368,769	$(0.63)

* Numerator

+ Denominator

     Options to purchase approximately 66,326,662 shares and 74,740,226 shares were outstanding at June 30, 2003 and 2002, respectively, and were excluded from the computation of diluted shares because of their antidilutive effect on loss per share for the three and six months then ended. The exercise price of these options ranged from $0.06 to $72.25 at June 30, 2003, and from $0.01 to $72.25 at June 30, 2002.

     For the three and six months ended June 30, 2003, common equivalent shares of 54,720,989 and 49,819,986, respectively, associated with the 2003, 2001, 2000 and 1999 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on loss per share. For the three and six months ended June 30, 2002, common equivalent shares of 47,720,853 associated with the 2001, 2000 and 1999 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on loss per share.

NOTE 10 — COMPREHENSIVE LOSS

     Comprehensive loss is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive loss, net of taxes for the current reporting period and comparable period in the prior year is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

		(In thousands)
Net loss	$(162,084)	$(62,291)	$(284,509)	$(234,044)
Change in unrealized gain on derivative instruments designated as and qualifying as cash-flow hedges, net of tax	(16)	(2,608)	464	—
Change in unrealized gain on available for sale securities, net of tax	1,454	(10,074)	1,711	(16,267)
Change in foreign currency translation adjustments	6,178	23,758	8,422	14,199

Comprehensive loss	$(154,468)	$(51,215)	$(273,912)	$(236,112)

NOTE 11 — SEGMENT REPORTING

     The Company operates in two reportable segments: the Semiconductor segment and the Storage Systems segment. In the Semiconductor segment, the Company uses advanced process technology and comprehensive design methodologies to design, develop, manufacture and market highly complex integrated circuits. These system-on-a-chip solutions include both application specific integrated circuits, commonly referred to as ASICs, and application specific standard products in silicon, or ASSPs. Semiconductor segment product offerings also include redundant array of independent disks (“RAID”) host bus adapters and related products, and services. In the Storage Systems segment, the Company designs, manufactures, markets and supports high-

performance, highly scaleable open storage area network systems, storage solutions and a complete line of RAID systems, subsystems and related software.

     The following is a summary of operations by segment for the three and six months ended June 30, 2003 and 2002:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002
		(In thousands)
Revenues:
Semiconductor	$306,150	$354,761	$579,214	$707,351
Storage Systems	101,063	83,007	200,784	142,926

Total	$407,213	$437,768	$779,998	$850,277

Loss from operations:
Semiconductor	$(160,532)	$(51,879)	$(268,426)	$(228,592)
Storage Systems	8,402	8,453	1,923	7,351

Total	$(152,130)	$(43,426)	$(266,503)	$(221,241)

     Intersegment revenues for the periods presented above were not significant. For the three months ended June 30, 2003, restructuring of operations and other items, net of $125 million primarily impacted the Semiconductor segment. For the six months ended June 30, 2003, restructuring of operations and other items, net of $145 million and $15 million were included in the Semiconductor segment and the Storage Systems segment, respectively. For the three and six months ended June 30, 2002, restructuring of operations and other items, net of $(6) million and $59 million, respectively, were primarily included in the Semiconductor segment.

     Significant Customers. The following table summarizes the number of our significant customers, each of whom accounted for 10% or more of our revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Semiconductor segment:
Number of significant customers	2	1	2	1
Percentage of segment revenues	14%, 11%	19%	13%, 10%	18%
Storage Systems segment:
Number of significant customers	3	3	3	3
Percentage of segment revenues	50%, 14%, 11%	32%, 22%, 18%	45%, 15%, 12%	33%, 18%, 17%
Consolidated:
Number of significant customers	2	1	1	1
Percentage of consolidated revenues	14%, 11%	15%	14%	15%

     The following is a summary of total assets by segment as of June 30, 2003 and December 31, 2002:

	June 30,	December 31,
	2003	2002

	(In thousands)
Total assets:
Semiconductor	$3,737,773	$3,851,283
Storage Systems	302,735	291,454

Total	$4,040,508	$4,142,737

     Revenues from domestic operations were $217 million, representing 53% of consolidated revenues for the second quarter of 2003 compared to $227 million, representing 52% of consolidated revenues for the same period of 2002.

     Revenues from domestic operations were $424 million, representing 54% of consolidated revenues, for the first half of 2003 compared to $441 million, representing 52% of consolidated revenues, for the same period of 2002.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

     On March 28, 2003, the Company entered into two lease and security agreements, each with Bank of America, National Association (“BANA”), acting as the Lessor, and Wells Fargo Bank Northwest, as the Agent, for a total of $395 million for certain wafer fabrication equipment (the “Equipment”). The leases qualify for operating lease accounting treatment. As of June 30, 2003, the amount under both leases was fully drawn. Each lease has a term of 3.5 years with no option for renewal. The Company may, at the end of the lease term, return or purchase, at a pre-determined amount, all of the Equipment. The first lease was for $235 million and was for equipment that was previously on lease immediately prior to closing this transaction. Refer to our Annual Report on Form 10-K for a complete discussion of the former leases. The second lease was for $160 million and was for Equipment that was sold to BANA and then immediately leased back in a transaction commonly referred to as a sale-leaseback. The Equipment sold had a book value of approximately $103 million. The resulting $57 million gain on the sale of the Equipment will be deferred until the end of the lease term and has been recorded as a non-current liability as of June 30, 2003. The Company has $384 million in cash that is posted as collateral for the new leases. The lessor has access to the Company’s cash collateral only in the event of a default. Of this cash collateral, $60 million, representing the amount of cash collateral to be released in the next 12 months, is reflected in other current assets and the remaining cash collateral of $324 million is recorded in other non-current assets. In addition, the Company is required to maintain unrestricted cash reserves in an amount no less than the higher of a) the sum of $100 million plus the principal amount outstanding under the 4% Convertible Subordinated Notes due February 15, 2005; or b) $350 million. The Company was in compliance with this requirement as of June 30, 2003.

     The Company guarantees residual values related to equipment on leases. As of June 30, 2003, our maximum potential exposure to residual value guarantees was approximately $163 million and the Company does not expect to have a loss on such guarantees.

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The guaranteed residual values for the equipment under our operating leases are subject to FIN 45; the fair value of the guarantee of the residual value of the equipment was determined using management estimates and an independent appraisal and was recorded as a non-current asset and liability each in the amount of $7 million as of June 30, 2003.

     In connection with the equipment operating leases described above, the Company entered into standby letters of credit for $63 million to expire at the end of the lease term. These instruments are off-balance sheet commitments to extend financial guarantees. The fair value of the letters of credit approximates the contract amount.

     No officer or employee of the Company has any financial interest in these leasing arrangements. The minimum lease payments, excluding the residual value guarantees, under the two lease agreements are $50 million, $64 million, $62 million and $45 million in 2003, 2004, 2005 and 2006, respectively.

     The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of warranties, representations and covenants related to such matters as title to assets sold, validity of certain intellectual property rights, non-infringement of third-party rights, and certain income tax related matters. In each of these circumstances, payment by the Company is typically subject to the other party making a claim to and cooperating with the Company pursuant to the procedures specified in the particular contract. This usually allows the Company to challenge the other party’s claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, the Company’s obligations under these agreements may be limited in terms of activity (typically to replace or correct the products or terminate agreement with a refund to the other party), duration and/or amounts. In some instances, the Company may have recourse against third parties and/or insurance covering certain payments made by the Company.

NOTE 13 — LEGAL MATTERS

     In February 1999, a lawsuit alleging patent infringement was filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation, Limited Partnership (“Lemelson”) against 88 electronics industry companies, including us. The case number is CIV990377PHXRGS. The patents involved in this lawsuit are alleged to relate to semiconductor manufacturing and computer imaging, including the use of bar coding for automatic identification of articles. The plaintiff sought an infringement judgment, an injunction, treble damages, attorneys’ fees and further relief as the court may provide. In September 1999, the Company filed an answer denying infringement, raising affirmative defenses and asserting a counterclaim for declaratory judgment of non-infringement, invalidity and unenforceability of Lemelson’s patents. As of June 30, 2003, the discovery phase was continuing. Initial patent claim construction briefs are due in March 2004. As of this time, no trial date has been set. While the Company cannot make any assurance regarding the eventual resolution of this matter, the Company does not believe it will have a material adverse effect on the consolidated results of operations or financial condition.

     U.S. Philips Corporation, a subsidiary of Royal Philips Electronics of Netherlands (“Philips”), filed suits on October 17, 2001 in the U.S. District Court in New York against eight companies, including us, for allegedly infringing and inducing others to infringe Philips U.S. Patent Number 4,689,740. This patent is directed to devices and methods used with the Inter-Integrated Circuit Bus. Philips sought an infringement judgment, an injunction, attorneys’ fees, costs and further relief as the court may provide. While the Company cannot make any assurance regarding the eventual resolution of this matter, the Company does not believe it will have a material adverse effect on the consolidated results of operations or financial condition.

     On June 14, 2002, Plasma Physics Corporation (“Plasma Physics”) filed suit against the Company in the Eastern District of New York, alleging that the Company is willfully and deliberately infringing two U.S. Plasma Physics patents. LSI was served with the lawsuit in December 2002. The case is number CV 02-3462 (LDW) (WDW). The two Plasma Physics patent numbers are 5,470,784 and 6,245,648. No specific Company products were identified in the complaint. The plaintiff sought an infringement judgment, an injunction, treble damages, attorneys’ fees and further relief as the court may provide. Similar lawsuits were also filed at the same time against several other corporations. In January 2003, the Company answered the complaint denying infringement and asserting the affirmative defenses and asserting counterclaims for judgments declaring patent non-infringement, declaring patent invalidity, and declaring the patents unenforceable. Trial is currently set for April 30, 2004. While the Company cannot make any assurance regarding the eventual resolution of this matter, the Company does not believe it will have a material adverse effect on the consolidated results of operations or financial condition.

     The Company is a party to other litigation matters and claims that are normal in the course of its operations, and while the results of such litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters is not expected to have a material adverse effect on the Company’s consolidated results of operations and financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Statements in this discussion and analysis include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements included in this discussion and analysis are based on information available to us on the date of filing of this Quarterly Report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks and uncertainties. Our actual results in future periods may be significantly different from any future performance suggested in this report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “intends,” “projects,” “predicts,” or similar expressions. For such statements, we claim the protection under the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

OVERVIEW

     During the second quarter of 2003, both of our business segments improved compared to the first quarter of 2003, and we are moving into seasonally stronger quarters in the second half of the year. Our consumer products market in the Semiconductor segment improved significantly in the second quarter and we expect continued growth in the third quarter, which is generally the strongest quarter for our consumer products market. However, the outlook continues to remain uncertain, as any macroeconomic and geopolitical factors may adversely affect the global economy. These issues may impact our operating results and financial condition.

     Revenues for three months ended June 30, 2003, were approximately $407.2 million compared to $372.8 million and $437.8 million for the three months ended March 31, 2003 and June 30, 2002, respectively. The consolidated gross profit margin was 41% for the three months ended June 30, 2003, compared to 33% and 37% for the three months ended March 31, 2003 and June 30, 2002, respectively. Operating expenses for the three months ended June 30, 2003, were $320.9 million compared to $239.1 million and $206.8 million for the three months ended March 31, 2003 and June 30, 2002, respectively. Net loss per diluted share was 43 cents for the three months ended June 30, 2003, compared to a net loss per diluted share of 33 cents and 17 cents for the three months ended March 31, 2003 and June 30, 2002, respectively. We have taken measures in the first and second quarters of 2003 with the objective of consolidating our internal manufacturing at our Gresham manufacturing location and returning to profitability in the second half of 2003. We recorded $35.7 million and $124.5 million in restructuring and other items in the first quarter and second quarter of 2003, respectively. See discussion below under results of operations for information by reportable segment and more details by income statement line item.

     Looking forward, LSI is projected to move to profitability in the second half of the year, which will reflect the impact of revenue growth and our completed restructuring program including the consolidation of our internal manufacturing at our Gresham manufacturing facility, supplemented by strategic foundry engagements. In the third quarter of 2003, we expect total consolidated revenues to increase 8% to 12% from the $407.2 million recorded in the second quarter of 2003. We expect our net loss per diluted share to be 4 to 7 cents in the third quarter of 2003.

Financing activities

     On May 12, 2003, we issued $350 million of 4% Convertible Subordinated Notes (the “2003 Convertible Notes”) due in 2010. The 2003 Convertible Notes are subordinated to all existing and future senior debt, are convertible at the holder’s option, at any time prior to the maturity date of the convertible notes, into shares of our common stock at a conversion price of approximately $13.42 per share. We cannot elect to redeem the 2003 Convertible Notes prior to maturity; however, each holder of the 2003 Convertible Notes has the right to cause us to repurchase all of such holder’s convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change, which includes a transaction or event such as an exchange offer, liquidation, tender offer, consolidation, merger or combination. Interest is payable semiannually. We paid approximately $10.6 million for debt issuance costs that are being amortized using the interest method.

     Approximately $28 million of the proceeds from issuance of the 2003 Convertible Notes were used to purchase call spread options on LSI’s common stock (the “Call Spread Options”). The Call Spread Options cover approximately 26.1 million shares of our common stock, which is the number of shares that are initially issuable upon conversion of the 2003 Convertible Notes in full. The Call Spread Options are designed to mitigate dilution from conversion of the 2003 Convertible Notes in the event that the market price per share of our common stock upon exercise of the Call Spread Options is greater than $13.42 and is less than or equal to $23.875. The Call Spread Options may be settled at our option in either net shares or in cash and expire in 2010.

     Proceeds from the 2003 Convertible Notes were used to repurchase $153 million of the 1999 Convertible Subordinated Notes and $135 million of the 2000 Convertible Subordinated Notes. A net pre-tax loss of $2 million was recognized, in interest income and other, net, on the repurchases of the 1999 and 2000 Convertible Notes. The pre-tax loss is net of the write-off of debt issuance costs and a portion of the unamortized gain on the terminated Swaps (see Notes 5 and 7 of the Notes).

Stock option exchange

     On August 20, 2002, we filed, with the Securities Exchange Commission, an offer to exchange stock options outstanding under the 1991 Equity Incentive Plan and the 1999 Nonstatutory Stock Option Plan for new options. Under the exchange offer, eligible employees had the opportunity to exchange eligible stock options for the promise to grant new options under the 1999 Nonstatutory Stock Option Plan. Directors and executive officers of the Company were not eligible to participate in this program. The exchange offer expired September 18, 2002, and the Company accepted an aggregate of 16,546,370 options for exchange. On March 20, 2003, we granted a new option that covered two shares of LSI Logic common stock for every three shares covered by an option that an employee had elected to exchange. The exercise price per share of the new options was equal to the fair market value of our common stock on the grant date. We granted 10,691,139 options at an exercise price of $5.06 per share. The exchange program did not result in the recording of any compensation expense.

     Where more than one significant factor contributed to changes in results from year to year, we have quantified such factors throughout the Management’s Discussion & Analysis, where practicable.

RESULTS OF OPERATIONS

     Revenues:

	Three months ended			Six months ended

	June 30, 2003	March 31, 2003	June 30, 2002	June 30, 2003	June 30, 2002

	(in millions)
Semiconductor segment	$306.2	$273.1	$354.8	$579.2	$707.4
Storage Systems segment	101.0	99.7	83.0	200.8	142.9

Consolidated	$407.2	$372.8	$437.8	$780.0	$850.3

     There were no significant intersegment revenues during the periods presented.

     Second quarter of 2003 compared to the first quarter of 2003

     Total consolidated revenues for the second quarter of 2003 increased $34.4 million or 9% from the first quarter of 2003. The increase in revenues in the second quarter of 2003 is primarily attributable to an overall seasonal recovery in the Semiconductor segment as a result of an increase in demand for products used in consumer custom solutions applications within the consumer products market.

     Revenues for the Semiconductor segment increased $33.1 million or 12% in the second quarter of 2003 as compared to the first quarter of 2003. The increase in the Semiconductor segment was primarily attributable to an increase in demand for consumer products due to seasonality, communications ASICs, and storage ASICs used in storage networking and hard disk drive applications.

     Revenues for the Storage Systems segment increased $1.3 million or 1% from the first quarter of 2003.

     We expect total consolidated revenues to increase 8% to 12% in the third quarter of 2003 as compared to the second quarter of 2003. The third quarter is expected to be a seasonally stronger quarter in our consumer and storage product markets. We expect our storage businesses, storage components and Storage Systems, to total approximately $1 billion in combined revenues for the year 2003.

     Three and six months ended June 30, 2003 compared to the same period of 2002

     Total consolidated revenues for the second quarter of 2003 decreased $30.6 million or 7% as compared to the second quarter of 2002. For the six months ended June 30, 2003, revenues were $70.3 million or 8% lower than the same period of the prior year.

     Revenues for the Semiconductor segment decreased $48.6 million or 14% for the second quarter of 2003 and decreased $128.2 million or 18% for the first half of 2003 as compared to the same periods of the previous year. The decline in revenues in the Semiconductor segment in the second quarter and first half of 2003 as compared to the same periods of 2002 is primarily related to the consumer products market, where we experienced lower revenues from video game and set-top box semiconductors.

     Revenues for the Storage Systems segment increased $18.0 million or 22% for the second quarter of 2003 and increased $57.9 million or 41% for the first half of 2003 as compared to the same periods of 2002. The increase in revenues in the Storage Systems segment for the second quarter and first half of 2003 as compared to the same periods of 2002, is due to continued strong demand for modular storage products, sales to a new master distributor, and additional revenues from the Mylex business unit of IBM, which was acquired in August 2002 and primarily became part of the Storage Systems segment.

     Significant Customers. The following table summarizes the number of our significant customers, each of whom accounted for 10% or more of our revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Semiconductor segment:
Number of significant customers	2	1	2	1
Percentage of segment revenues	14%, 11%	19%	13%, 10%	18%
Storage Systems segment:
Number of significant customers	3	3	3	3
Percentage of segment revenues	50%, 14%, 11%	32%, 22%, 18%	45%, 15%, 12%	33%, 18%, 17%
Consolidated:
Number of significant customers	2	1	1	1
Percentage of consolidated revenues	14%, 11%	15%	14%	15%

     Revenues by geography. The following table summarizes our revenues by geography:

	Three months ended			Six months ended

	June 30, 2003	March 31, 2003	June 30, 2002	June 30, 2003	June 30, 2002

			(in millions)
Revenues:
North America	$216.7	$206.9	$227.4	$423.6	$440.6
Asia, including Japan	154.6	124.9	173.5	279.6	324.8
Europe	35.9	41.0	36.9	76.8	84.9

Total	$407.2	$372.8	$437.8	$780.0	$850.3

     In the second quarter of 2003, revenues increased in North America and Asia, including Japan, as compared to the first quarter of 2003. The overall increase in revenues is primarily due to a seasonal recovery in the Semiconductor segment. The increase in revenues in Asia, including Japan, represents primarily higher revenues in the consumer products market, which increased significantly in the second quarter of 2003 as compared to the first quarter of 2003. The decrease in revenues in Europe in the second quarter of 2003 represents primarily lower revenues for certain communication products compared to the first quarter of 2003.

     In the second quarter and first half of 2003, revenues declined in all geographic regions as compared to the same periods in 2002. The decline in domestic revenues for the above noted periods is mainly due to the continued economic downturn in the United States.

The decline in revenues in Asia, including Japan, represents primarily lower revenues in the consumer products market, as we experienced greater than normal seasonality in the first quarter of 2003 as a result of high levels of inventory in the retail channel.

     We expect revenues from Asia, including Japan, to increase in the third quarter of 2003 primarily due to the customer concentration in these regions within the consumer products market, which is typically strong in the second half of the year.

     Operating costs and expenses. Key elements of the consolidated statements of operations for the respective segments are as follows:

     Gross profit margin:

	Three months ended			Six months ended

	June 30, 2003	March 31, 2003	June 30, 2002	June 30, 2003	June 30, 2002

			(in millions)
Semiconductor segment	$130.2	$88.5	$133.4	$218.8	$216.8
Percentage of revenues	43%	32%	38%	38%	31%
Storage Systems segment	$38.5	$36.2	$30.0	$74.7	$52.4
Percentage of revenues	38%	36%	36%	37%	37%

Consolidated	$168.7	$124.7	$163.4	$293.5	$269.2

Percentage of revenues	41%	33%	37%	38%	32%

     Second quarter of 2003 compared to the first quarter of 2003

     The increase in consolidated Semiconductor segment and Storage Systems segment gross profit margins for the second quarter of 2003 compared to the first quarter of 2003 are a result of the following factors:

•	A favorable shift in product mix, higher revenues from cost-reduced parts, improved yields and productivity, mainly from our 0.18 micron process for semiconductor products sold. in the second quarter of 2003 as compared to the first quarter of 2003; and

•	Lower inventory charges due to lower inventory reserve requirements primarily resulting from sales of previously reserved inventory, which was in part offset by higher manufacturing variances in the second quarter of 2003. The sale of previously reserved excess inventory improved gross profit margins by approximately one percentage point during the second quarter of 2003 as compared to the first quarter of 2003.

     We expect gross profit margins to be 41% to 42% on a consolidated basis in the third quarter of 2003.

     Three and six months ended June 30, 2003 compared to the same period of 2002

     The increase in consolidated and Semiconductor segment gross profit margins for the second quarter and first half of 2003, as compared to the same periods in 2002, are a result of improved capacity utilization and factory absorption. Additional excess inventory and related charges for the three and six months ended June 30, 2002, were $4.8 million and $45.5 million, respectively. The charges in 2002 impacted the Semiconductor segment and were primarily a result of underutilization charges associated with a partial idling of our fabrication facilities due to decreased demand. The gross profit margin was relatively flat in the Storage Systems segment as a result of consistent distribution of products within the channel and product mix.

     Factors that may affect gross profit margins

     We have advanced wafer-manufacturing operations in Oregon, which is our primary manufacturing site, and Japan. In June 2003, we announced the decision to sell the manufacturing facility in Japan (See Note 3 of the Notes). We also acquire wafers from foundries in other locations. Utilizing a diversity of manufacturing locations allows us to better manage potential disruption in the manufacturing process due to economic and geographic risks associated with each location.

     Our operating environment, combined with the resources required to operate in the Semiconductor and Storage Systems industries, require that we manage a variety of factors. These factors include, among other things:

•	Competitive pricing pressures;

•	Product mix;

•	Factory capacity and utilization;

•	Manufacturing yields;

•	Availability of certain raw materials;

•	Terms negotiated with third-party subcontractors; and

•	Foreign currency fluctuations.

     These and other factors could have a significant effect on our gross profit margin in future periods.

     Research and development:

	Three months ended			Six months ended

	June 30, 2003	March 31, 2003	June 30, 2002	June 30, 2003	June 30, 2002

			(in millions)
Semiconductor segment	$100.4	$105.1	$105.5	$205.6	$211.9
Percentage of revenues	33%	38%	30%	35%	30%
Storage Systems segment	$10.9	$10.0	$7.3	$20.9	$15.3
Percentage of revenues	11%	10%	9%	10%	11%

Consolidated	$111.3	$115.1	$112.8	$226.5	$227.2

Percentage of revenues	27%	31%	26%	29%	27%

     Second quarter of 2003 compared to the first quarter of 2003

     Research and development (“R&D”) expenses declined $3.8 million or 3% in the second quarter of 2003 as compared to the first quarter of 2003 on a consolidated basis.

     R&D expenses in the Semiconductor segment decreased $4.7 million or 4% in the second quarter of 2003 as compared to the first quarter of 2003. The decrease in R&D expenses for the Semiconductor segment is primarily a result of benefits from the restructuring actions of 2003 (see Note 3 of the Notes). We continue to develop advanced sub-micron product technologies. One of the technologies under development is RapidChip™. Products utilizing RapidChip technology combine the high-density, high-performance and proven intellectual property benefits of cell-based ASICs with the advantages of Field Programmable Gate Arrays (“FPGAs”), such as customization and faster time to market. We expect products utilizing RapidChip technology to have performance comparable to cell-based ASICs at a cost significantly lower than FPGAs. We expect to begin shipping products utilizing RapidChip technology in the second half of 2003, although we do not expect it to contribute significantly to our consolidated revenues until 2004.

     R&D expenses in the Storage Systems segment increased $0.9 million or 9% in the second quarter of 2003 as compared to the first quarter of 2003 primarily due to higher compensation-related expenditures and increased expenditures on existing R&D programs.

     The decrease in R&D expenses as a percentage of revenues on a consolidated basis is primarily a result of higher revenues and lower R&D expenses in the second quarter as compared to the first quarter of 2003.

     Three and six months ended June 30, 2003 compared to the same period of 2002

     R&D expenses, on a consolidated basis, decreased $1.5 million or 1% during the second quarter of 2003 as compared to the second quarter of 2002. R&D expenses for the first half of 2003 decreased by $0.7 million or less than 1% as compared to the first half of 2002 on a consolidated basis.

     R&D expenses for the Semiconductor segment decreased $5.1 million or 5% in the second quarter of 2003 and $6.3 million or 3% for the first half of 2003 as compared to the same periods of 2002. The decrease in R&D expenses for the Semiconductor segment is primarily a result of benefits from the restructuring actions of 2002 and 2003 (see Note 3 of the Notes). The decrease was offset in part by a lower benefit associated with the technology transfer agreement entered into with Silterra in Malaysia during 1999. No benefit was recorded in the second quarter or first half of 2003 as compared to $2 million and $6 million benefit recorded in the second quarter and first half of 2002, respectively. The obligations under the technology transfer agreement were complete as of December 31, 2002.

     R&D expenses for the Storage Systems segment increased by $3.6 million or 49% in the second quarter of 2003 and $5.6 million or 37% in the first half of 2003 as compared to the same periods of 2002 primarily due to the additional R&D expenses incurred in the first half of 2003 for the former Mylex business unit of IBM, which was acquired in August 2002, and is now primarily a part of the Storage Systems segment.

     The increases in R&D expenses as a percentage of revenues on a consolidated basis and for the Semiconductor segment in the second quarter and first half of 2003 as compared to the same periods of 2002, are a result of lower revenues, offset in part by lower R&D expenses. R&D expenses as a percentage of revenues for the Storage Systems segment increased to 11% in the second quarter of 2003 from 9% in the same quarter of 2002. The increase is a result of an increase in revenues, more than offset by an increase in R&D expenses in the second quarter of 2003 as compared to the same period of 2002. R&D expenses as a percentage of revenues for the Storage Systems segment decreased to 10% in the first half of 2003 as compared to 11% in the same period of 2002. The decrease is a result of higher revenues, offset in part by an increase in R&D expenses in the first half of 2003 as compared to the same period of 2002.

     Selling, general and administrative:

	Three months ended			Six months ended

	June 30, 2003	March 31, 2003	June 30, 2002	June 30, 2003	June 30, 2002

	(in millions)
Semiconductor segment	$40.8	$42.9	$45.6	$83.8	$92.3
Percentage of revenue	13%	16%	13%	14%	13%
Storage Systems segment	$16.1	$14.7	$11.8	$30.7	$23.2
Percentage of revenue	16%	15%	14%	15%	16%

Consolidated	$56.9	$57.6	$57.4	$114.5	$115.5

Percentage of revenue	14%	15%	13%	15%	14%

     Second quarter of 2003 compared to the first quarter of 2003

     Selling, general and administrative (“SG&A”) expenses decreased $0.7 million or 1% during the second quarter of 2003 from the first quarter of 2003 on a consolidated basis. SG&A expenses for the Semiconductor segment decreased $2.1 million or 5% in the second quarter of 2003 as compared to the first quarter of 2003. The decrease for the Semiconductor segment is due to the various cost reduction measures implemented in 2003 (See Note 3 of the Notes). SG&A expenses for the Storage Systems segment increased $1.4 million or 10% when comparing the same periods. The increase for the Storage Systems segment is primarily due to continued increase in partner alliance spending on channel development.

     As a percentage of revenues, consolidated SG&A expenses decreased to 14% in the second quarter of 2003 from 15% in the first quarter of 2003. For the Semiconductor segment, SG&A expenses, as a percentage of revenues, decreased to 13% from 16%, and for the Storage Systems segment, increased to 16% in the second quarter of 2003 as compared to 15% for the first quarter of 2003. The decrease as a percentage of revenues on a consolidated basis and for the Semiconductor segment are primarily a result of higher revenues during the second quarter of 2003 as compared to the first quarter of 2003. The increase as a percentage of revenues for the Storage Systems segment is primarily the result of higher SG&A expenses, offset in part by higher revenues in the second quarter as compared to the first quarter of 2003.

     Three and six months ended June 30, 2003 compared to the same period of 2002

     Consolidated SG&A expenses decreased $0.5 million or 1% during the second quarter of 2003 and decreased $1.0 million or 1% during the first half of 2003 as compared to the same periods of 2002.

     SG&A expenses for the Semiconductor segment decreased $4.8 million or 11% for the three months ended June 30, 2003 and decreased $8.5 million or 9% for the six months ended June 30, 2003, as compared to the same periods of 2002. The decrease for the Semiconductor segment was primarily attributable to the various cost reduction measures implemented in 2002 and 2003 (See Note 3 of the Notes).

     SG&A expenses for the Storage Systems segment increased $4.3 million or 36% in the second quarter of 2003 and increased $7.5 million or 32% in the first half of 2003 as compared to the same periods of 2002. The increase is primarily a result of continued increase in partner alliance spending on channel development.

     As a percentage of revenues, SG&A expenses increased to 14% in the second quarter of 2003 from 13% in the same period of 2002 on a consolidated basis. For the Semiconductor segment, SG&A expenses as a percentage of revenues were relatively flat at 13% as a result of lower revenues, offset by lower SG&A expenses. For the Storage Systems segment, SG&A expenses as a percentage of revenues increased to 16% from 14% as a result of higher revenues, more than offset by higher SG&A expenses in the first quarter of 2003 as compared to the same period of 2002, as discussed above.

     As a percentage of revenues, SG&A expenses increased to 15% for the six months ended June 30, 2003 as compared to 14% for the six months ended June 30, 2002 on a consolidated basis. For the Semiconductor segment, SG&A expenses as a percentage of revenues increased to 14% from 13% as a result of lower revenues, offset by lower SG&A expenses. For the Storage Systems segment, SG&A expenses as a percentage of revenues decreased to 15% from 16% as a result of higher revenues, offset in part by higher SG&A expenses in the first six months of 2003 as compared to the same period of 2002.

     Restructuring of operations and other items: We recorded a charge of $124.5 million and $160.2 million in restructuring of operations and other items for the three and six months ended June 30, 2003, respectively. We recorded a gain of $6.4 million and a charge of $58.7 million in restructuring of operations and other items for the three and six months ended June 30, 2002, respectively. For a complete discussion of the 2002 restructuring actions, please refer to the Company’s Annual Report on Form 10-K.

     Restructuring and impairment of long-lived assets:

     First quarter of 2003:

     On January 1, 2003, we adopted SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 has been applied to restructuring activities initiated after December 31, 2002, and changes the timing of when restructuring charges are recorded to the date when the liabilities are incurred. The adoption of SFAS No. 146 did not affect restructuring reserves recorded prior to December 31, 2002.

     In February 2003, we downsized our operations and recorded $35.7 million in charges for restructuring of operations and other items. Of this charge, $21.1 million was associated with the Semiconductor segment and $14.6 million was attributable to the Storage Systems segment. The charges consisted of severance and termination benefits for approximately 210 terminated employees primarily involved in manufacturing operations, research and development and marketing and sales; costs associated with exiting certain operating leases primarily for real estate; and a write-down of certain acquired intangibles and other long-lived assets. During the six months ended June 30, 2003, payments related to the February 2003 restructuring actions have consisted of approximately $4.4 million for severance and termination benefits and $0.4 million for lease and contract terminations.

     Second quarter of 2003:

     In April 2003, we announced a restructuring of our operations that includes a reduction in our workforce and the consolidation of certain non-manufacturing facilities. A charge of $32.4 million was recorded in the Semiconductor segment consisting of severance and termination benefits for approximately 325 terminated employees involved in manufacturing operations, research and development, marketing, sales and administration; costs associated with exiting certain operating leases primarily for real estate; other exit costs; and a write-down of fixed assets due to impairment. During the six months ended June 30, 2003, payments related to the April 2003 restructuring actions have consisted of approximately $6.6 million for severance and termination benefits and $0.2 million for lease and contract terminations.

     In June 2003, we announced the decision to sell the Tsukuba, Japan manufacturing facility. As a result, a charge of $72.9 million was recorded in the Semiconductor segment to write down fixed assets to their fair market value, which has been reclassified from property, plant and equipment to other current assets to reflect the intention to dispose of the facility within the next twelve months. In addition, approximately $2.0 million in restructuring charges were recorded for severance and other exit costs. During the six months ended June 30, 2003, there have been no payments related to the amounts accrued for severance and other exit costs under the June 2003 restructuring actions.

     In June 2003, we also recorded $19.4 million of additional fixed asset write-downs to reflect the decrease in fair market value of the assets during the period. This write-down included a reduction in the value of the Colorado Springs fabrication facility of $16.4 million to reflect continued and accelerated efforts to sell the facility.

     The fair value of assets determined to be impaired was the result of the use of management estimates and independent appraisals. Given that current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that we will realize the current net carrying value for the assets. We reassess the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary. We are making appropriate efforts to sell assets held for sale within the current year. Assets held for sale of $60.4 million and $74.2 million were included as a component of prepaid expenses and other current assets as of June 30, 2003 and December 31, 2002, respectively. Assets classified as held for sale are not depreciated.

     The following table sets forth our restructuring reserves as of June 30, 2003, which are included in other accrued liabilities on the balance sheet:

	Balance at	Restructuring	Utilized	Balance at	Restructuring	Utilized	Balance at
	December	Expense	during	March 31,	Expense	during	June 30,
	31, 2002	Q1 2003	Q1 2003	2003	Q2 2003	Q2 2003	2003

	(In thousands)
Write-down of excess assets (a)	$6,008	$29,754	$(30,021)	$5,741	$96,805	$(97,917)	$4,629
Lease terminations and maintenance contracts (b)	6,757	1,396	(1,172)	6,981	18,762	(1,425)	24,318
Facility closure and other exit costs (c)	8,129	—	(2,520)	5,609	498	(2,040)	4,067
Payments to employees for severance (d)	1,391	4,516	(4,493)	1,414	10,637	(7,116)	4,935

Total	$22,285	$35,666	$(38,206)	$19,745	$126,702	$(108,498)	$37,949

(a)	The amounts utilized in 2003 reflect $126.6 million of non-cash write-downs of amortizable intangible and other long-lived assets in the U.S due to impairment, and $1.4 million in cash payments to decommission and sell assets. The write-downs of the intangible and other long-lived assets were accounted for as a reduction of the assets and did not result in a liability. The $4.6 million balance as of June 30, 2003, relates to machinery and equipment decommissioning costs in the U.S and estimates of selling costs for assets held for sale and is expected to be utilized during 2003.

(b)	Amounts utilized represent cash payments. The balance remaining for primarily real estate lease terminations and maintenance contracts will be paid during the remaining terms of these contracts, which extend through 2010.

(c)	Amounts utilized represent cash payments. The balance remaining for facility closure and other exit costs will be paid during 2003.

(d)	Amounts utilized represent cash severance payments to approximately 470 employees during the six months ended June 30, 2003. The balance remaining for severance will be paid during 2003.

     The restructuring actions discussed above are expected to result in savings of approximately $15 million to $20 million in total costs and expenses per quarter in 2003.

     Other items:

     A gain of approximately $2.2 million was recorded in restructuring and other items, net during the second quarter of 2003 associated with additional sales of intellectual property associated with the CDMA handset product line.

     Amortization of non-cash deferred stock compensation: Amortization of non-cash deferred stock compensation was $8.9 million for the three months ended June 30, 2003, $10.5 million for the first quarter of 2003 and $23.8 million for the three months ended June 30, 2002. For the six months ended June 30, 2003 and 2002, the amortization of non-cash deferred stock compensation was $19.4 million and $50.8 million, respectively. The acquisitions for which deferred stock compensation and related amortization were recorded consisted of an acquisition in the fourth quarter of 2002, acquisitions of C-Cube and the RAID business from AMI in 2001, and acquisitions of DataPath and Syntax in 2000. We amortize deferred stock compensation ratably over the vesting period.

     Amortization of intangibles: Amortization of intangible assets was $19.3 million and $20.1 million for the second quarter of 2003 and first quarter of 2003, respectively. The slight decrease over the prior quarter is due to a reduction in amortization as a result of the write-down of certain acquired intangible assets during the first quarter of 2003, as discussed below.

     Amortization of intangible assets was $19.1 million for the three months ended June 30, 2002. For the six months ended June 30, 2003 and 2002, amortization of intangible assets was $39.4 million and $38.3 million, respectively. The increase is attributable to the additional amortization of intangible assets recorded in connection with the acquisition of the former Mylex business unit of IBM valued at $50.5 million in the third quarter of 2002 and the acquisition of a company valued at $7 million in the fourth quarter of 2002. As a result of restructuring actions taken during the first quarter of 2003, we wrote down certain acquired intangible assets by $15.1 million in the Semiconductor segment and $9.0 million in the Storage Systems segment due to impairment. As of June 30, 2003, we had approximately $219.1 million of intangible assets, net of accumulated amortization that will continue to amortize.

     We monitor the recoverability of goodwill recorded in connection with acquisitions annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment, if any, would be determined in accordance with SFAS No. 142, which uses a fair value model for determining the carrying value of goodwill. See our Annual Report on Form 10-K for further discussion.

     Interest expense: Interest expense decreased by $1.5 million to $7.3 million in the second quarter of 2003 from $8.8 million in the first quarter of 2003. Interest expense decreased by $8.2 million to $7.3 million during the three months ended June 30, 2003 from $15.5 million during the same period in 2002. Interest expense decreased $15.2 million to $16.1 million in the first half of 2003 from $31.3 million in the same period of 2002. The decrease is due to the repurchase of $135.0 million of the Convertible Subordinated Notes (“Convertible Notes”) during the third and fourth quarters of 2002 and the repurchase of an additional $288.0 million of Convertible Notes during the second quarter of 2003. Our effective interest rate payable continued to be reduced as a result of the interest rate swaps (the “Swaps”) on the Convertible Notes entered into in the second quarter of 2002. The Swaps, entered into with various banks, effectively converted fixed interest payments on a portion of the Convertible Notes to LIBOR-based floating rates (see Note 5 of the Notes). During the second quarter of 2003, we terminated the Swaps resulting in an unrecognized gain of approximately $44.1 million that will be amortized as an adjustment to interest expense over the remaining term of the hedged Convertible Notes. The reductions to interest expense from the items noted above were partly offset by interest expense incurred on the $350 million of 4% Convertible Notes issued on May 12, 2003.

     Interest income and other, net: Interest income and other, net, was $3.4 million in the second quarter of 2003, $6.8 million in the first quarter of 2003 and $2.6 million in the second quarter of 2002. Interest income decreased to $7.1 million in the second quarter of 2003 from $12.4 million in the first quarter of 2003. The decrease in interest income is mainly due to lower returns on our short-term investments. Other expense, net of $3.7 million in the second quarter of 2003 included a write-down of three investments in equity securities by $2.1 million due to impairment considered to be other than temporary (see Note 4 of the Notes), a net loss on the repurchase of Convertible Notes of $2.0 million, and currency option premium expenses, offset in part by net foreign exchange gains and gains on sale of assets. In the first quarter of 2003, we wrote-down two investments in equity securities by $7.1 million.

     Interest income and other, net increased to $10.1 million in the first half of 2003 from $6.3 million in the same period of 2002. Interest income increased by $7.5 million to $19.4 million in the first half of 2003 from $11.9 million in the same period of 2002. The increase in interest income is mainly due to higher returns on our short-term investments during the first half of 2003. Other expense, net of $9.3 million in the first half of 2003 included write-downs of investments in equity securities by $9.1 million due to impairment considered to be other than temporary (see Note 4 of the Notes), a net loss on the repurchase of Convertible Notes of $2.0 million, and currency option premium expenses, offset in part by net foreign exchange gains, gains on sale of assets and other miscellaneous expenses that were individually insignificant. Other expense, net of $5.6 million in the first half of 2002 included net foreign exchange losses, currency option premium expenses, losses on sale of assets and other miscellaneous expenses that were individually insignificant.

     Provision for income taxes: During the three and six months ended June 30, 2003, we recorded an income tax expense of $6.0 million and $12.0 million, respectively. The expense relates to foreign income taxes; we expect our tax expense for the year ending December 31, 2003 to total approximately $24.0 million, and this amount will be provided ratably through the year. The future benefit of certain operating losses is not currently being recognized. For the three months ended June 30, 2002, we recorded an income tax expense of $6 million. The expense relates to income taxes for certain foreign subsidiaries. For the six months ended June 30, 2002, we recorded a net income tax benefit of $12.3 million. The net benefit is comprised of a one-time benefit of $22.5 million resulting from a net operating loss carryback provided by a law change in 2002, reduced by $10.2 million of income taxes incurred by certain foreign subsidiaries.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

     Cash, cash equivalents and short-term investments increased to $1.1 billion at June 30, 2003, from $990 million at December 31, 2002. The increase is primarily due to net cash inflows from our operating activities as described below.

     Working capital. Working capital decreased by $71.5 million to $1.16 billion at June 30, 2003, from $1.23 billion as of December 31, 2002. Working capital in the first six months of the current year was impacted by the following activities:

•	Current portion of long-term obligations increased by $173.3 million due to the reclassification of the 1999 Convertible Subordinated Notes, which are due in March 2004, along with the unamortized gain on the termination of the associated interest rate swap from long-term to current liabilities, net of the 1999 Convertible Subordinated Notes repurchased in the second quarter of 2003;

•	Other accrued liabilities increased by $16.3 million primarily as a result of additions to the restructuring reserve for lease exit costs and severance;

•	Higher income taxes payable due to the timing of tax payments made and income tax provision recorded in the first half of 2003;

•	Accounts receivable decreased by $7.6 million from $248.6 million at December 31, 2002, to $241.1 million at June 30, 2003. This decrease is attributable to timing differences in collections in the current quarter compared to the fourth quarter of 2002 and lower revenue in the second quarter of 2003 compared to the fourth quarter of 2002; and

•	Higher accounts payable due to timing of payments.

The decrease in working capital was offset, in part, by the following:

•	Cash, cash equivalents and short-term investments increased by $124.8 million at June 30, 2003, as compared to December 31, 2002;

•	Inventories increased by $10.9 million, primarily as a result of decreased revenues, offset in part by decreased production, in the current quarter as compared to the fourth quarter of 2002;

•	Lower accrued salaries, wages and benefits due to timing differences in payment of salaries; and

•	Prepaid expenses and other current assets increased by $6.5 million, primarily due to the increase in current portion of the collateral for the equipment operating lease agreement entered into in the first quarter (see Note 12 of the Notes) and an increase in prepaid software maintenance contracts. These increases were offset in part by reductions in the swap related interest receivable due to termination of the Swaps (see Note 5 of the Notes) and a lower balance in assets held for sale due to sales of assets and write downs, net of additions (see Note 3 of the Notes).

     Cash and cash equivalents generated from operating activities. During the first six months of 2003, we generated $104.1 million of net cash and cash equivalents from operating activities compared to $9.9 million used in the same period of 2002. Cash and cash equivalents generated by operating activities for the first six months of 2003 were the result of the following:

•	Income of approximately $22.9 million when excluding gains, losses and charges that are either non-cash in nature or not related to operating activities from our net loss of $284.5 million for the six months ended June 30, 2003. The non-cash items and other non-operating adjustments are quantified in our Consolidated Statements of Cash Flows included in this Current report on Form 10-Q;

•	Changes in working capital components from June 30, 2003 as compared to December 31, 2002 as discussed above; and

•	Cash of $44.9 million was received upon termination of the Swaps during the second quarter of 2003 (see Note 5 of the Notes). The Swap related asset was formerly included in other non-current assets.

     Cash and cash equivalents provided by investing activities. Cash and cash equivalents provided by investing activities was $41.0 million in the first six months of 2003, compared to $331.7 million used in the same period in 2002. The primary investing activities during the first six months of 2003 were as follows:

•	Sales and maturities of debt and equity securities available for sale, net of purchases in 2003;

•	Proceeds from the sale-leaseback transaction entered into during the first quarter of 2003 (see Note 12 of the Notes). Net purchases of property and equipment during the first half of 2003. These items were offset by higher non-current assets and deposits in the first half of 2003, primarily as a result of the new lease agreement entered into during the first quarter of 2003 (see Note 12 of the Notes).

     We believe that maintaining technological leadership in the highly competitive worldwide semiconductor manufacturing industry requires access to additional advanced manufacturing capacity. Our focus is on establishing strategic supplier alliances with foundry semiconductor manufacturers, which enables us to have access to advanced manufacturing capacity, and reduces our capital spending requirements. We expect total capital expenditures to be under $100 million in 2003.

     As of June 30, 2003, we had operating leases financing certain wafer fabrication equipment (see Note 12 of the Notes). The debt related to these operating leases is not reflected on the balance sheet. We are required to maintain unrestricted cash reserves in an amount no less than the higher of a) the sum of $100 million plus the principal amount outstanding under the 4% Convertible Subordinated Notes due February 15, 2005; or b) $350 million. We were in compliance with this requirement as of June 30, 2003.

     We guarantee residual values of equipment on these leases. As of June 30, 2003, we do not expect to realize a loss on the guarantee at the end of the lease term, and accordingly, no additional rent expense has been recognized (see Note 12 of the Notes).

     Cash and cash equivalents provided by financing activities. Cash and cash equivalents provided by financing activities during the six months ended June 30, 2003 were $38.6 million compared to $26.4 million in the same period in 2002. The increase is attributable to net cash received on issuance of the 2003 Convertible Subordinated Notes, offset by cash paid to repurchase portions of the 1999 and 2000 Convertible Subordinated Notes and lower cash received on issuance of common stock under our employee stock purchase plan.

     On May 12, 2003, we issued $350 million of 4% Convertible Subordinated Notes (the “2003 Convertible Notes”) due in 2010. The 2003 Convertible Notes are subordinated to all existing and future senior debt, are convertible at the holder’s option, at any time prior to the maturity date of the convertible notes, into shares of our common stock at a conversion price of approximately $13.42 per share. We cannot elect to redeem the 2003 Convertible Notes prior to maturity, however; each holder of the 2003 Convertible Notes has the right to cause us to repurchase all of such holder’s convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change, which includes a transaction or event such as an exchange offer, liquidation, tender offer, consolidation, merger or combination. Interest is payable semiannually. We paid approximately $10.6 million for debt issuance costs that are being amortized using the interest method.

     Approximately $28 million of the proceeds from issuance of the 2003 Convertible Notes were used to purchase call spread options on LSI’s common stock (the “Call Spread Options”). The Call Spread Options, including fees and costs have been accounted for as capital transactions in accordance with Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Call Spread Options cover approximately 26.1 million shares of our common stock, which is the number of shares that are initially issuable upon conversion of the 2003 Convertible Notes in full. The Call Spread Options are designed to mitigate dilution from conversion of the 2003 Convertible Notes in the event that the market price per share of our common stock upon exercise of the Call Spread Options is greater than $13.42 and is less than or equal to $23.875. The Call Spread Options may be settled at our option in either net shares or in cash and expire in 2010.

     The proceeds from the 2003 Convertible Notes were used to repurchase $153 million of the 1999 Convertible Subordinated Notes and $135 million of the 2000 Convertible Subordinated Notes. A net pre-tax loss of $2 million was recognized, in interest income and other, net, on the repurchases of the 1999 and 2000 Convertible Subordinated Notes. The pre-tax loss is net of the write-off of debt issuance costs and a portion of the unamortized gain on the terminated Swaps (see Note 5 of the Notes).

     As of June 30, 2003, we also have Convertible Subordinated Notes of $172 million due in March 2004, $250 million due in February 2005, and $490 million due in October 2006. These Convertible Notes are convertible at the holder’s option, at any time after 60 days following issuance, into shares of our company’s common stock. The Convertible Notes are redeemable at our option, in whole or in part, on at least 30 days notice at any time on or after the call date, which is two years before the due date. Each holder of the Convertible Notes has the right to cause us to repurchase all of such holder’s Convertible Notes at 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change, which includes a transaction or event such as an exchange offer, liquidation, tender offer, consolidation, merger or combination. Fluctuations in our stock price impact the prices of our outstanding convertible securities and the likelihood of the convertible securities being converted into cash or equity. If we are required to redeem any of the Convertible Notes for cash, it may affect our liquidity position. However, in the event they do not convert to equity, we believe that our current cash position and expected future operating cash flows will be adequate to meet these obligations as they mature. From time to time, we may buy back Convertible Subordinated Notes.

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

     The following table summarizes our contractual obligations at June 30, 2003, and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments due by period

Contractual Obligations	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years	Total

			(in millions)
Convertible Subordinated Notes	$171.9	$250.0	$490.0	$350.0	$1,261.9
Operating lease obligations	149.7	222.6	55.7	12.9	440.9
Capital lease obligations	0.4	0.4	—	—	0.8

Total	$322.0	$473.0	$545.7	$362.9	$1,703.6

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. For a detailed discussion of our critical accounting policies, please see the Critical Accounting Policies contained in Part II, Item 7 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

     In May 2003, the FASB issued Statement No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires financial instruments within its scope be classified as a liability (or an asset in some circumstances). Many of those financial instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments created before and still existing as of the issuance of this statement, a cumulative effect of change in accounting principle shall be reported upon implementation in the first interim period beginning after June 15, 2003.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors detailed in the Risk Factors in Part I of our Annual Report on Form 10-K for the year ended December 31, 2002. Our actual results in future periods may be significantly different from any future performance suggested in this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Risks and uncertainties that may affect our results include, among others:

•	Fluctuations in timing and volumes of customer demand;

•	The rate of depletion of customer inventory buildup;

•	Loss of a significant customer;

•	The Company’s achievement of revenue objectives and other financial targets;

•	The development of new products;

•	The timing and success of new product introductions;

•	The continued availability of appropriate levels of manufacturing capacity;

•	The realization of benefits from the Company’s strategic relationships;

•	Competing technologies, R&D investments, products and other competitive factors;

•	Disruptions in general economic activity due to worsening global business and geopolitical conditions;

•	The extent to which the Company may not realize the cost savings it expects from the reduction in workforce and operating expenses;

•	Cyclical nature of the Semiconductor industry and the markets addressed by our products; and

•	The unpredictability of the economy and other factors beyond the Company’s control.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Interest rate sensitivity. We are subject to interest rate risk on our investment portfolio, outstanding debt and equipment operating leases. Our objective in managing interest rate risk is to protect cash flows and earnings from the impact of fluctuations in interest rates, while minimizing cost of capital.

     In June 2002, we entered into interest rate swap transactions (the “Swaps”) with several investment banks to effectively convert fixed interest payments on a portion of our $1.1 billion Convertible Subordinated Notes to LIBOR-based floating rates. As of June 30, 2003, all of the Swaps have been terminated (see Note 5 of the Notes). All of our Convertible Subordinated Notes bear fixed interest rates (see Note 7 of the Notes).

     In May 2003, we entered into an interest rate swap transaction to effectively convert the LIBOR-based floating rate interest payments on the equipment operating lease discussed in Note 12 of the Notes, with a notional amount of $395 million, to a fixed interest rate (“Lease Swap”). The Lease Swap qualifies to be accounted for as a cash flow hedge of the forecasted interest payments attributable to the benchmark interest rate on the equipment operating lease through September 2006. Fluctuations in interest rates affect the fair value of the Lease Swap, which is recorded as an asset or liability and the unrealized gains or losses recorded in accumulated other comprehensive income in the statement of financial position.

     An interest rate move of 40 basis-points (10% of our weighted-average worldwide interest rate in the first half of 2003) affecting our floating-rate financial instruments as of June 30, 2003, would not have a significant effect on our financial position, results of operations and cash flows over the next fiscal year, assuming that the investment balance remains consistent.

     There have been no significant changes in the foreign currency exchange risk or equity price risk during the six months ended June 30, 2003, as compared to the discussion in Part II of our Annual Report on Form 10-K for the year ended December 31, 2002.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     This information is included in Note 13 (“Legal Matters”) of the Notes to the Unaudited Consolidated Financial Statements, which information is incorporated herein by reference from Item 1 of Part I hereof.

Item 2. Changes in Securities and Use of Proceeds

     On May 16, 2003, the Company closed the sale of $350 million of its Convertible Subordinated notes due in 2010 in a private placement to an initial purchaser pursuant to Section 4(2) and rule 506 under the Securities Act of 1933. The initial purchaser subsequently resold the notes to qualified institutional buyers pursuant to rule 144A promulgated under the Securities Act of 1933. The notes will initially be convertible into common stock at a conversion price of approximately $13.42 per share. For additional information, see Note 12 of the Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1.

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of LSI Logic Corporation was held on May 1, 2003 in San Jose, California. Proxies representing 347,937,299 shares of common stock or 93% of the total outstanding shares were voted at the meeting. The table below presents the voting results of election of the Company’s Board of Directors:

	Votes For	Votes Withheld

T.Z. Chu	326,446,049	21,491,250
Wilfred J. Corrigan	337,055,349	10,881,950
Malcolm R. Currie	326,926,849	21,010,450
James H. Keyes	326,641,963	21,295,336
R. Douglas Norby	337,405,731	10,531,568
Matthew J. O’Rourke	326,433,843	21,503,456
Gregorio Reyes	277,286,729	70,650,570
Larry W. Sonsini	328,038,665	19,898,634

     The stockholders approved an amendment to the Amended 1995 Director Option Plan to increase the number of shares of common stock reserved for issuance thereunder by 1,000,000. The proposal received 227,097,283 affirmative votes, 118,359,080 negative votes, 2,480,944 abstentions and zero broker non-votes.

     The stockholders approved the adoption of the 2003 Equity Incentive Plan and approved reservation of 11,000,000 shares of common stock under the Plan. The proposal received 231,422,280 affirmative votes, 113,956,148 negative votes, 2,558,869 abstentions and zero broker non-votes.

     The stockholders approved the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year 2003. The proposal received 335,628,871 affirmative votes, 10,021,985 negative votes, 2,282,110 abstentions and zero broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

4.5	Indenture, dated May 16, 2003, between LSI Logic Corporation and U.S. Bank National Association.

10.45	Registration Rights Agreement, dated May 16, 2003, between LSI Logic Corporation and Morgan Stanley & Co. Incorporated.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Furnished not filed.

(b) Reports on Form 8-K

     On April 23, 2003, the Company furnished a Form 8-K pursuant to Items 5 and 12 to report information regarding its financial results for the fiscal quarter ended March 31, 2003 set forth in the Registrant’s news release dated April 23, 2003.

     On May 13, 2003, the Company filed a Form 8-K pursuant to items 5 and 7 to report information regarding its offering of convertible subordinated notes and the simultaneous entering into of call spread options set forth in the Registrant’s news release dated May 12, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSI LOGIC CORPORATION
(Registrant)

Date: August 13, 2003	By	/s/ Bryon Look

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

Date: August 13, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 13, 2003

By:	/s/ Bryon Look

Name:	Bryon Look
Title:	Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS

4.5	Indenture, dated May 16, 2003, between LSI Logic Corporation and U.S. Bank National Association.

10.45	Registration Rights Agreement, dated May 16, 2003, between LSI Logic Corporation and Morgan Stanley & Co. Incorporated.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Furnished not filed.