Form 10-Q
period 2003-09-28
LSI LOGIC CORP
filed 2003-11-12
CIK 703360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2003

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

As of November 7, 2003, there were 379,055,880 shares of the registrant’s Common Stock, $.01 par value, outstanding.

LSI LOGIC CORPORATION
Form 10-Q
For the Quarter Ended September 30, 2003
INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LSI LOGIC CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2003	2002

	(In thousands, except per-share
	amounts)
Assets
Cash and cash equivalents	$349,753	$448,847
Short-term investments	637,225	541,129
Accounts receivable, less allowances of $6,898 and $7,033	264,276	248,621
Inventories	203,226	194,466
Deferred tax assets	11,466	11,380
Prepaid expenses and other current assets	178,493	181,610

Total current assets	1,644,439	1,626,053
Property and equipment, net	485,276	746,964
Goodwill	969,222	968,464
Amortized intangible assets, net	178,865	282,579
Deferred tax assets	137,522	137,152
Other assets	442,186	381,525

Total assets	$3,857,510	$4,142,737

Liabilities and Stockholders’ Equity
Accounts payable	$99,154	$100,856
Accrued salaries, wages and benefits	82,930	71,499
Other accrued liabilities	203,128	184,837
Income tax payable	48,780	30,066
Deferred tax liabilities	10,192	10,192
Current portion of long-term obligations	363	361

Total current liabilities	444,547	397,811
Deferred tax liabilities	123,744	123,365
Long-term debt and capital lease obligations	1,126,491	1,241,217
Other non-current liabilities	140,009	73,483

Total long-term obligations and deferred tax liabilities	1,390,244	1,438,065

Commitments and contingencies (Notes 12 and 13)
Minority interest in subsidiary	7,083	6,506

Stockholders’ equity:
Preferred shares; $.01 par value; 2,000 shares authorized, none outstanding	—	—
Common stock; $.01 par value; 1,300,000 shares authorized; 378,998 and 375,096 shares outstanding	3,790	3,751
Additional paid-in capital	2,937,533	2,954,282
Deferred stock compensation	(28,035)	(51,161)
Accumulated deficit	(928,404)	(612,243)
Accumulated other comprehensive income	30,752	5,726

Total stockholders’ equity	2,015,636	2,300,355

Total liabilities and stockholders’ equity	$3,857,510	$4,142,737

See notes to unaudited consolidated financial statements.

LSI LOGIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

	(In thousands, except per share amounts)
Revenues	$450,227	$486,964	$1,230,225	$1,337,241

Costs and expenses:
Cost of revenues	265,243	288,433	751,780	869,500
Research and development	103,803	114,423	330,256	341,599
Selling, general and administrative	57,715	59,054	172,214	174,600
Acquired in-process research and development	—	1,922	—	1,922
Restructuring of operations and other items, net	24,516	12,985	184,709	71,640
Amortization of non-cash deferred stock compensation (*)	3,398	14,204	22,825	64,974
Amortization of intangibles	19,200	19,673	58,592	57,977

Total costs and expenses	473,875	510,694	1,520,376	1,582,212

Loss from operations	(23,648)	(23,730)	(290,151)	(244,971)
Interest expense	(6,971)	(10,079)	(23,116)	(41,399)
Interest income and other, net	4,967	14,121	15,106	20,388

Loss before income taxes	(25,652)	(19,688)	(298,161)	(265,982)
Provision/ (benefit) for income taxes	6,000	7,938	18,000	(4,312)

Net loss	$(31,652)	$(27,626)	$(316,161)	$(261,670)

Loss per share:
Basic	$(0.08)	$(0.07)	$(0.84)	$(0.71)

Dilutive	$(0.08)	$(0.07)	$(0.84)	$(0.71)

Shares used in computing per share amounts:
Basic	378,749	370,948	376,931	369,707

Dilutive	378,749	370,948	376,931	369,707

(*)	Amortization of non-cash deferred stock compensation recorded in connection with acquisitions, if not shown separately, would have been included in cost of revenues, research and development and selling, general and administrative expenses as shown below:

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

	(In thousands)
Cost of revenues	$122	$310	$392	$1,304
Research and development	2,469	10,286	18,010	49,185
Selling, general and administrative	807	3,608	4,423	14,485

See notes to unaudited consolidated financial statements.

LSI LOGIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,

	2003	2002

	(In thousands)
Operating activities:
Net loss	$(316,161)	$(261,670)
Adjustments:
Depreciation and amortization	208,615	259,755
Amortization of non-cash deferred stock compensation	22,825	64,973
Acquired in-process research and development	—	1,922
Non-cash restructuring and other items	145,828	56,473
Loss on write-down of equity securities, net of gain on sales	9,043	9,905
Loss/(gain) on redemption/repurchase of Convertible Subordinated Notes	3,191	(11,574)
(Gain)/loss on sale of property and equipment	(2,150)	3,955
Changes in deferred tax assets and liabilities	(94)	(2,779)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(14,773)	(106,573)
Inventories	(7,050)	46,099
Prepaid expenses and other assets	63,149	11,347
Accounts payable	(1,338)	(20,860)
Accrued and other liabilities	27,319	(3,300)

Net cash provided by operating activities	138,404	47,673

Investing activities:
Purchase of debt securities available-for-sale	(1,995,322)	(1,283,235)
Maturities and sales of debt securities available-for-sale	1,890,065	1,061,153
Purchases of equity securities	—	(10,894)
Purchases of property and equipment	(48,775)	(30,112)
Proceeds from sale of property and equipment	13,677	2,927
Proceeds from the sale-lease back of equipment	160,000	—
Deposit received toward the expected sale of the Japan manufacturing facility	4,869	—
Increase in non-current assets and deposits	(390,135)	(8,920)
Decrease in non-current assets and deposits	256,606	9,156
Acquisition of companies, net of cash acquired	—	(50,472)

Net cash used in investing activities	(109,015)	(310,397)

Financing activities:
Proceeds from borrowings	350,000	—
Redemption/repurchase of Convertible Subordinated Notes	(461,983)	(50,626)
Cash paid for call spread options	(28,000)	—
Debt issuance costs	(10,936)	—
Repayment of debt obligations	(264)	(247)
Issuance of common stock	17,763	26,249

Net cash used in financing activities	(133,420)	(24,624)

Effect of exchange rate changes on cash and cash equivalents	4,937	1,600

Decrease in cash and cash equivalents	(99,094)	(285,748)

Cash and cash equivalents at beginning of period	448,847	757,138

Cash and cash equivalents at end of period	$349,753	$471,390

See notes to unaudited consolidated financial statements.

LSI LOGIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

     In the opinion of LSI Logic Corporation (the “Company” or “LSI”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments, additional excess inventory and other related charges, in-process research and development and restructuring and other items, net as discussed in Note 3 to the Unaudited Consolidated Financial Statements, hereafter referred to as the Notes), necessary to present fairly the financial information included herein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

     For financial reporting purposes, the Company reports on a 13 or 14-week quarter with a year ending December 31. The current quarter ended September 28, 2003. For presentation purposes, the consolidated financial statements refer to the quarter’s calendar month end for convenience. The results of operations for the quarter ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 were to be applied for the first interim or annual period beginning after June 15, 2003. In October 2003, the FASB released a FASB Staff Position (FSP) deferring the effective date for applying the provisions of FIN 46. A public entity need not apply the provisions of FIN 46 to an interest held in a variable interest entity or potential variable interest entity until the end of the first interim or annual period ending December 15, 2003 (as of December 31, 2003, for an entity with a calendar year-end or quarter-end of December 31). On March 28, 2003, the Company entered into new operating leases to refinance the old leases. See Note 12 of the Notes. The Company refinanced these leases in a manner that best met the Company’s capital financing strategy, and cost of capital objectives and the new leases are not subject to the consolidation provisions of FIN 46. The Company believes that the adoption of this standard will not have a material impact on its consolidated balance sheet or statement of operations.

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated balance sheet or statement of operations.

     In May 2003, the EITF reached a consensus on Issue No. 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” EITF Issue No. 03-05 provides guidance on whether non-software deliverables included in arrangements that contain more-than-incidental software are included within the scope of SOP 97-2. This issue does not address the allocation of the overall fee to the software and the non-software elements of the arrangement. This Issue does not address the determination of whether the software is more than incidental but assumes that an arrangement includes software that is more than incidental to the products or services as a whole.

The provisions of EITF Issue No. 00-21 will apply to new revenue arrangements entered into after the beginning of an entity reporting period beginning after August 13, 2003. The adoption of this standard is not expected to have a material impact on the Company’s consolidated balance sheet or statement of operations.

     In April 2003, the FASB issued Statement No. 149 (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to the language used in FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and amends certain other existing pronouncements. The provisions of SFAS No. 149, which were not already applied under an Implementation Issue, are effective for contracts entered into or modified after June 30, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated balance sheet or statement of operations.

     In May 2003, the FASB issued Statement No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires financial instruments within its scope be classified as a liability (or an asset in some circumstances). Many of those financial instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments created before and still existing as of the issuance of this statement, a cumulative effect of change in accounting principle shall be reported upon implementation in the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated balance sheet or statement of operations.

     In August 2003, the EITF reached a consensus on Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not “Held for Trading Purposes” as Defined in EITF Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” This issue addresses whether realized gains and losses should be shown gross or net in the income statement for contracts that are not held for trading purposes, but are derivatives subject to FASB Statement No. 133 (whether or not the derivative is designated as a hedging instrument). The provisions of EITF Issue No. 03-11 will be applied to derivative instruments entered into during reporting periods beginning after August 13, 2003. The adoption of this standard is not expected to have a material impact on the Company’s consolidated balance sheet or statements of operations.

NOTE 2 — STOCK-BASED COMPENSATION

     The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”) as of December 31, 2002. These disclosure requirements include more prominent presentation, in a tabular format, of the pro forma effect of using the fair value method of accounting for stock-based employee compensation in interim and annual financial statements. The following table provides pro forma disclosures as if the Company had recorded compensation costs based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under its stock option and stock purchase plans. The estimated weighted-average grant date fair value, as defined by SFAS No. 123, was calculated using the Black-Scholes model. The Black-Scholes model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)
Net loss, as reported	$(31,652)	$(27,626)	$(316,161)	$(261,670)
Add: Amortization of non-cash deferred stock compensation expense determined under the intrinsic value method as reported in net loss, net of related tax effects *	1,476	6,909	7,605	25,652
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(45,505)	(69,663)	(148,510)	(189,262)

Pro forma net loss	$(75,681)	$(90,380)	$(457,066)	$(425,280)

Loss per share:
Basic-as reported	$(0.08)	$(0.07)	$(0.84)	$(0.71)
Basic-pro forma	$(0.20)	$(0.24)	$(1.22)	$(1.15)
Diluted-as reported	$(0.08)	$(0.07)	$(0.84)	$(0.71)
Diluted-pro forma	$(0.20)	$(0.24)	$(1.22)	$(1.15)

*     This amount excludes amortization of non-cash deferred stock compensation on restricted stock awards.

     For the three and nine months ended September 30, 2003, common stock equivalents of approximately 110.4 million and 90.2 million shares, respectively, were excluded from the computation of pro forma diluted loss per share as a result of their antidilutive effect. For the three and nine months ended September 30, 2002, common stock equivalents of approximately 59.6 million and 76.1 million shares, respectively, were excluded from the computation of pro forma diluted loss per share as a result of their antidilutive effect.

NOTE 3 — RESTRUCTURING AND OTHER ITEMS

     The Company recorded charges of $25 million and $185 million for restructuring of operations and other items for the three and nine months ended September 30, 2003, respectively. The Company recorded charges of $13 million and $72 million for restructuring of operations and other items for the three and nine months ended September 30, 2002, respectively. For a complete discussion of the 2002 restructuring actions, please refer to the Company’s Annual Report on Form 10-K.

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

     First quarter of 2003:

     In February 2003, the Company downsized operations and recorded $36 million in charges for restructuring of operations and other items. Of this charge, $21 million was associated with the Semiconductor segment and $15 million was attributable to the Storage Systems segment. The charges consisted of severance and termination benefits for approximately 210 employees primarily involved in manufacturing operations, research and development and marketing and sales; costs associated with exiting certain operating leases primarily for real estate; and a write-down of certain acquired intangibles and other long-lived assets. During the nine months ended September 30, 2003, payments related to the February 2003 restructuring actions consisted of approximately $4 million for severance and termination benefits and $0.5 million for lease and contract terminations.

     Second quarter of 2003:

     In April 2003, the Company announced a restructuring of its operations that included a reduction in workforce and the consolidation of certain non-manufacturing facilities. A charge of $33 million was recorded in the Semiconductor segment consisting of severance and termination benefits for approximately 325 employees involved in manufacturing operations, research and development, marketing, sales and administration; costs associated with exiting certain operating leases primarily for real estate; other exit costs; and a write-down of fixed assets due to impairment. During the nine months ended September 30, 2003, payments related to the April 2003 restructuring actions consisted of approximately $8 million for severance and termination benefits and $2 million for lease and contract terminations.

     In June 2003, the Company announced the decision to sell the Tsukuba, Japan manufacturing facility. During the second quarter, a charge of $73 million was recorded in the Semiconductor segment to write down fixed assets to their fair market value, and reclassify the fair value from property, plant and equipment to other current assets to reflect the intention to dispose of the facility within the next twelve months. In addition, approximately $2 million in restructuring charges were recorded in the second quarter for severance and other exit costs. See further discussion in the third quarter below.

     In June 2003, the Company also recorded $19 million of additional fixed asset write-downs to reflect the decrease in fair market value of the assets during the period. This write-down included a reduction in the value of the Colorado Springs fabrication facility of $16 million to reflect continued and accelerated efforts to sell the facility.

     Third quarter of 2003:

     Agreement to sell Japan fabrication facility:

     In September 2003, the Company entered into a definitive agreement to sell the Tsukuba, Japan facility to Rohm Company Ltd. (“Rohm”), a Japanese company, for 2.65 billion yen ($23.7 million as of September 30, 2003). The transaction is scheduled to close in the fourth quarter of 2003. As part of the definitive agreement, the Company agreed to purchase a minimum amount of production wafers from Rohm for a period of 15 months following the close of the transaction. As a result, a charge of approximately $4 million was recorded in cost of revenues during the third quarter of 2003. This charge is a result of the application of our policy to accrue for non-cancelable inventory purchase commitments in excess of 12 months of judged demand. Included in the $4 million charge to cost of revenues is a reclassification of $3 million from restructuring expense originally recorded in the second quarter of 2003 to better reflect the terms of the definitive agreement. Also in the quarter, $2 million was recorded for additional severance benefits to be paid and for contract termination and other exit costs associated with the definitive agreement. During the nine months ended September 30, 2003, there were no payments related to the amounts accrued for severance and other exit costs for the Japan restructuring actions.

     Other third quarter 2003 restructuring actions:

     In the third quarter of 2003, the Company continued to consolidate non-manufacturing facilities and recorded $2 million for costs associated with exiting certain operating leases for real estate as the facilities ceased being used.

     In September 2003, the Company decided to discontinue development programs and to refocus sales and marketing efforts for certain product lines in the Semiconductor segment. As a result of an analysis of future net cash flows related to the affected product lines, it was determined that certain acquired intangible assets were impaired. An impairment charge of $21 million related to the write-down of the acquired intangible assets to fair market value was recorded in the third quarter of 2003. These intangible assets were originally acquired in connection with the acquisition of C-Cube Microsystems in the second quarter of 2001. In addition, $2 million in restructuring charges were recorded in the third quarter of 2003. These charges related to severance and termination benefits for approximately 97 employees primarily involved in research and development and for certain contract termination costs. The severance benefits were paid during the third quarter of 2003.

     The fair value of equipment, facilities and intangible assets determined to be impaired was the result of the use of management estimates. Given that current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that the Company will realize the current net carrying value of the assets held for sale. The Company reassesses the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary. Assets held for sale of $59 million and $74 million were included as a component of prepaid expenses and other current assets as of September 30, 2003 and December 31, 2002, respectively. Assets classified as held for sale are not depreciated.

     The following table sets forth the Company’s restructuring reserves as of September 30, 2003, which are included in other accrued liabilities on the balance sheet:

	Balance at	Restructuring	Utilized	Restructuring	Utilized	Restructuring	Utilized	Balance at
	December	Expense	during Q1	Expense	during Q2	Expense	during	September 30,
	31, 2002	Q1 2003	2003	Q2 2003	2003	Q3 2003	Q3 2003	2003

	(In thousands)
Write-down of excess assets (a)	$6,008	$29,754	$(30,021)	$96,805	$(97,917)	$18,505	$(18,804)	$4,330
Lease terminations and maintenance contracts (b)	6,757	1,396	(1,172)	18,762	(1,425)	2,795	(2,220)	24,893
Facility closure and other exit costs (c)	8,129	—	(2,520)	498	(2,040)	274	(2,378)	1,963
Payments to employees for severance (d)	1,391	4,516	(4,493)	10,637	(7,116)	2,942	(3,471)	4,406

Total	$22,285	$35,666	$(38,206)	$126,702	$(108,498)	$24,516	$(26,873)	$35,592

(a)	The amounts utilized in 2003 reflect $145.1 million of non-cash write-downs of amortizable intangible and other long-lived assets in the U.S and Japan due to impairment, and $1.7 million in cash payments to decommission and sell assets. The write-downs of the intangible and other long-lived assets were accounted for as a reduction of the assets and did not result in a liability. The $4.3 million balance as of September 30, 2003, relates to machinery and equipment decommissioning costs in the U.S and estimates of selling costs for assets held for sale and is expected to be utilized during 2003.

(b)	Amounts utilized represent cash payments. The balance remaining for primarily real estate lease terminations and maintenance contracts will be paid during the remaining terms of these contracts, which extend through 2011.

(c)	Amounts utilized represent cash payments. The balance remaining for facility closure and other exit costs will be paid during 2003.

(d)	Amounts utilized represent cash severance payments to approximately 604 employees during the nine months ended September 30, 2003. The balance remaining for severance is expected to be paid by the end of the first quarter of 2004.

     Other items:

     A gain of approximately $2 million was recorded in restructuring and other items, net during the second quarter of 2003 associated with additional sales of intellectual property associated with the CDMA handset product line.

NOTE 4 —INVESTMENTS

	September 30,	December 31,
	2003	2002

	(In thousands)
Available-for-sale debt securities
Asset and mortgage-backed securities	$386,745	$102,083
U.S. government and agency securities	131,925	202,613
Corporate and municipal debt securities	89,533	180,843
Commercial paper	24,994	—
Auction rate preferred stock	3,701	55,590
Foreign debt securities	327	—

Total short-term investments	$637,225	$541,129

Long-term investment in equity securities	$34,121	$37,655

     An unrealized gain on available-for-sale securities of $7 million, net of the related tax effect of $4 million, and $3 million, net of the related tax effect of $1 million, was included in accumulated other comprehensive income as of September 30, 2003 and December 31, 2002, respectively. Net realized gains on sales of available-for-sale debt securities were $0.1 million and $9 million for the three and nine months ended September 30, 2003, respectively. Net realized gains on available-for-sale debt securities were $5 million and $6 million for the three and nine months ended September 30, 2002, respectively.

     During the three months ended September 30, 2003, the Company realized a pre-tax loss of $0.4 million associated with certain investments in equity securities because management believed the decline in value was other than temporary. All of this pre-tax loss is related to losses from non-marketable equity securities accounted for under the cost method. During the nine months ended September 30, 2003, the Company realized a pre-tax loss of $10.5 million associated with certain investments in equity securities because management believed the decline in value was other than temporary. Of this pre-tax loss, approximately, $2.7 million related to marketable equity securities accounted for as available-for-sale and approximately $7.8 million related to losses from non-marketable equity securities accounted for under the cost method.

     During the three months ended September 30, 2002, the Company realized a pre-tax loss of $9.9 million associated with certain investments in equity securities because management believed the decline in value was other than temporary. Of this pre-tax loss, approximately, $5.5 million related to marketable equity securities accounted for as available-for-sale securities and approximately, $4.4 million related to losses from non-marketable equity securities accounted for under the cost method. During the nine months ended September 30, 2002, the Company realized a pre-tax loss of $12.0 million associated with certain investments in equity securities because management believed the decline in value was other than temporary. Of this pre-tax loss, approximately, $5.5 million related to marketable equity securities accounted for as available-for-sale securities and approximately $6.5 million related to losses from non-marketable equity securities accounted for under the cost method.

     For marketable equity securities, the impairment losses were measured using the closing market price of the marketable securities on the date management determined that the investments were impaired. For non-marketable equity securities, the impairment losses were measured using the “down” financing pricing.

     In order to determine if an impairment has occurred, the Company reviews the financial performance of each investee, industry performance and outlooks for each investee, the trading prices of marketable securities and the “down” financing pricing for non-marketable equity securities.

     The carrying value of the above noted impaired marketable and non-marketable equity investments, as of September 30, 2003 was $3.7 million and $6.2 million, respectively.

NOTE 5 — DERIVATIVE FINANCIAL INSTRUMENTS

Foreign currency risk

     The Company enters into purchased currency option contracts that are designated as foreign currency cash-flow hedges of third-party yen revenue exposures. Changes in the fair value of currency option contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in interest income and other, net. During the second quarter of 2003, the Company terminated all outstanding purchased currency options hedging previously forecasted yen revenues because the underlying revenue agreements were modified to be denominated in U.S. dollars. At the time the options were terminated, there were no unrealized gains or losses in accumulated other comprehensive income. The change in option time value was approximately $1 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2002, the change in option time value was not significant. During the nine months ended September 30, 2003 and 2002, amounts reclassified to revenue were not significant. The Company did not record any gains or losses due to hedge ineffectiveness for the nine months ended September 30, 2003 and 2002. There were no option contracts outstanding as of December 31, 2002. There were no unrealized gains or losses included in accumulated other comprehensive income as of September 30, 2003 or December 31, 2002.

     The Company enters into forward contracts that are designated as foreign currency cash-flow hedges of forecasted payments in euros. Changes in the fair value of the forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in interest income and other, net. As of September 30, 2003, the Company held forward contracts designated as foreign currency cash flow hedges of forecasted euro payment transactions that were set to expire over a three month period. There were no such hedges outstanding as of December 31, 2002. For the three and nine months ended September 30, 2003, the change in time value of these forward contracts was not significant. The unrealized gains included in accumulated other comprehensive income as of September 30, 2003, which will be reclassified to interest income and other, net over the next three months, were not significant. The amounts reclassified to the income statement for the three and nine months ended September 30, 2003 were not significant. The Company did not record any gains or losses due to hedge ineffectiveness for the nine months ended September 30, 2003.

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

     In October 2003, the Company entered into a forward contract to protect the U.S. dollar value of a portion of the net investment in the Company’s wholly owned Japanese subsidiary denominated in yen. The derivative has been designated as and qualifies as a net investment hedge and will be recorded as an asset or liability in the statement of financial position. Effective changes in the value of the derivative will be recorded to the accumulated other comprehensive income until the substantial liquidation of the subsidiary. The time value of the forward contract is excluded from the assessment of hedge effectiveness.

Interest rate risk

     With the objective of protecting cash flows and earnings of the Company from the impact of fluctuations in interest rates, while minimizing the cost of capital, the Company may enter into or terminate interest rate swaps, such as the below mentioned transactions.

     In the second quarter of 2003, the Company terminated interest rate swaps (the “Swaps”) with a notional amount of $740 million. The unrecognized gain of $44 million from the termination of these Swaps was included as a component of the Convertible Notes and is being amortized as an adjustment to interest expense over the remaining term of the hedged Convertible Notes (see Note 7). The Swaps had effectively converted fixed interest payments on a portion of the Company’s 4% and 4.25% Convertible Subordinated Notes (“Convertible Notes”) to LIBOR-based floating rates. Under the terms of the Swaps, the Company provided collateral to match any mark-to-market exposure on the Swaps. The Swaps qualified for hedge accounting as fair value hedges, with changes in the fair value of the interest rate risk on the Convertible Notes being offset by changes in the fair values of the Swaps recorded as a component of interest expense. The difference between the changes in the fair values of the derivative and the hedged risk resulted in a benefit to interest expense of $1 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2002, a charge to interest expense for the difference between the changes in the fair values of the derivative and the hedged risk was not significant. Collateral of approximately $7 million included in other long-term assets as of December 31, 2002, was returned to the Company upon termination of the Swaps.

     In the second quarter of 2003, the Company entered into an interest rate swap transaction to effectively convert the LIBOR-based floating rate interest payments on the equipment operating leases discussed in Note 12, with an initial notional amount of $395 million, to a fixed interest rate (the “Lease Swap”). The Lease Swap qualifies to be accounted for as a cash flow hedge of the forecasted interest payments attributable to the benchmark interest rate on the equipment operating leases through September 2006. The unrealized gains or losses included in accumulated other comprehensive income will be reclassified to cost of revenues on a quarterly basis as lease payments are made. A loss of approximately $2 million, net of tax of $1 million included in accumulated other comprehensive income as of September 30, 2003, is expected to be reclassified to cost of revenues within the next 12 months. The loss due to ineffectiveness recorded in interest income and other, net during the three and nine months ended September 30, 2003 was not significant. Under the terms of the Lease Swap, the Company must provide collateral to match any mark-to-market exposure on the swap. As of September 30, 2003, collateral of approximately $8 million was included in other long-term assets.

NOTE 6 — BALANCE SHEET DETAIL

	September 30,	December 31,
	2003	2002

	(In thousands)
Cash and cash equivalents:
Cash	$78,455	$279,620
Cash equivalents	271,298	169,227

	$349,753	$448,847

Inventories:
Raw materials	$15,760	$18,152
Work-in-process	113,516	65,052
Finished goods	73,950	111,262

	$203,226	$194,466

Property and equipment:
Land	$38,269	$53,013
Buildings and improvements	358,584	470,028
Equipment	708,998	1,253,061
Furniture and fixtures	36,098	46,783
Leasehold improvements	36,407	37,151
Construction in progress	19,902	18,747

	1,198,258	1,878,783
Accumulated depreciation and amortization	(712,982)	(1,131,819)

	$485,276	$746,964

Other long-term assets:
Non-current assets and deposits	$329,388	$211,248
Investment in equity securities	34,121	37,655
Other assets	78,677	132,622

	$442,186	$381,525

Goodwill:
Semiconductor segment	$887,990	$887,990
Storage systems segment	81,232	80,474

	$969,222	$968,464

Amortized intangible assets, net of accumulated amortization:
Semiconductor segment	$151,754	$236,723
Storage systems segment	27,111	45,856

	$178,865	$282,579

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

NOTE 7 — DEBT

		Interest	Conversion	September 30,	December 31,
	Maturity	Rate *	Price	2003	2002

	(In thousands)
2003 Convertible Subordinated Notes	2010	4%	$13.4200	$350,000	$—
2001 Convertible Subordinated Notes	2006	4%	$26.3390	490,000	490,000
2000 Convertible Subordinated Notes	2005	4%	$70.2845	250,000	385,000
1999 Convertible Subordinated Notes	2004	4.25%	$15.6765	—	324,935
Change in fair value of the hedged interest rate risk on Convertible Subordinated Notes				—	36,724
Deferred gain on terminated swaps				36,224	4,025
Capital lease obligations				630	894

				1,126,854	1,241,578
Current portion of long-term debt and capital lease obligations				(363)	(361)

Long-term debt and capital lease obligations				$1,126,491	$1,241,217

*	The interest rate payable on a portion of the Convertible Subordinated Notes was converted to floating rates through interest rate swaps. Interest rate swaps with a notional amount of $740 million were terminated in the second quarter of 2003 (see Note 5). The weighted average interest rate payable on the Convertible Subordinated Notes, after adjusting for the impact of the interest rate swaps was 4.02% and 2.16% for the three months ended September 30, 2003 and 2002, respectively, and 4.55% and 3.38% for the nine months ended September 30, 2003 and 2002, respectively.

     On September 18, 2003, the Company redeemed the balance of the 1999 Convertible Subordinated Notes (the “1999 Convertible Notes”) that were outstanding on that date. Cash of $173 million was paid to redeem the remaining 1999 Convertible Notes at a total redemption price of $1,008.86 per $1,000 principal amount of the notes consisting of $1,008.50 principal amount plus accrued interest of $0.36. A net pre-tax loss of $1 million was recognized, in interest income and other, net, on the redemption of the 1999 Convertible Notes. The pre-tax loss is net of the write-off of debt issuance costs and the remaining deferred gain on the terminated Swap (see Note 5).

     On May 12, 2003, the Company issued $350 million of 4% Convertible Subordinated Notes (the “2003 Convertible Notes”) due in 2010. The 2003 Convertible Notes are subordinated to all existing and future senior debt, are convertible at the holder’s option at any time prior to the maturity date of such notes, into shares of the Company’s common stock at a conversion price of $13.42 per share. The Company cannot elect to redeem the 2003 Convertible Notes prior to maturity. However, each holder of the 2003 Convertible Notes has the right to cause the Company to repurchase all of such holder’s convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change, which includes a transaction or event such as an exchange offer, liquidation, tender offer, consolidation, merger or combination. Interest is payable semiannually. The Company paid approximately $10.9 million in debt issuance costs that are being amortized using the interest method.

     Approximately $28 million of the proceeds from issuance of the 2003 Convertible Notes were used to purchase call spread options on LSI’s common stock (the “Call Spread Options”). The Call Spread Options, including fees and costs, have been accounted for as capital transactions in accordance with Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Call Spread Options cover approximately 26.1 million shares of Company common stock, which is the number of shares that are initially issuable upon conversion of the 2003 Convertible Notes in full.

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

     The proceeds from the 2003 Convertible Notes were used to repurchase $153 million of the 1999 Convertible Subordinated Notes and $135 million of the 2000 Convertible Subordinated Notes. A net pre-tax loss of $2 million was recognized, in interest income and other, net, on the repurchases of the 1999 and 2000 Convertible Notes. The pre-tax loss is net of the write-off of debt issuance costs and a portion of the deferred gain on the terminated Swaps (see Note 5).

NOTE 8 — COMMON STOCK

     Stock option plans. In May 2003, the stockholders approved an amendment to the Amended 1995 Director Option Plan to increase the number of shares of common stock reserved for issuance there under by one million. As of September 30, 2003, 1.1 million shares were available for future grants under the Amended 1995 Director Option Plan.

     In May 2003, the stockholders approved the adoption of the 2003 Equity Incentive Plan (“2003 Plan”) under which 11 million shares of common stock were reserved for issuance. Under the terms of the 2003 Plan, the Company may grant stock options or restricted stock awards to employees with an exercise price that is no less than the fair market value of the stock on the date of grant. No participant shall be granted options covering more than 2 million shares in any year. The term of each option is determined by the Board of Directors and is usually ten years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant. Under the 2003 Plan, the Company may also grant restricted stock awards. No participant may be granted more than 0.5 million shares of restricted stock in any year. The vesting requirements for the restricted stock awards are determined by the Board of Directors. As of September 30, 2003, there were 11 million shares available for future grants under the 2003 Plan.

     Stock option exchange program. On August 20, 2002, the Company filed with the Securities Exchange Commission an offer to exchange stock options outstanding under the 1991 Equity Incentive Plan and the 1999 Nonstatutory Stock Option Plan for new options. Under the exchange offer, eligible employees had the opportunity to exchange eligible stock options for the promise to grant new options under the 1999 Nonstatutory Stock Option Plan. Directors and executive officers of the Company were not eligible to participate in this program. The exchange offer expired September 18, 2002, and the Company accepted options to purchase an aggregate of 16,546,370 shares for exchange. On March 20, 2003, the Company granted a new option that covered two shares of LSI Logic common stock for every three shares covered by an option that an employee had elected to exchange. The exercise price per share of the new options was equal to the fair market value of the Company’s common stock on the grant date. The Company granted options to purchase 10,691,139 shares at an exercise price of $5.06 per share. The exchange program did not result in the recording of any compensation expense in the statement of operations.

NOTE 9 — RECONCILIATION OF BASIC AND DILUTED LOSS PER SHARE

     A reconciliation of the numerators and denominators of the basic and diluted loss per share computations are as follows:

	Three Months Ended September 30,

	2003			2002

			Per-			Per-
			Share			Share
	Loss*	Shares+	Amount	Loss*	Shares+	Amount

	(In thousands except per share amounts)
Basic EPS:
Net loss available to common stockholders	$(31,652)	378,749	$(0.08)	$(27,626)	370,948	$(0.07)

Effect of dilutive securities:	—	—	—	—	—	—
Diluted EPS:
Net loss available to common stockholders	$(31,652)	378,749	$(0.08)	$(27,626)	370,948	$(0.07)

	Nine Months Ended September 30,

	2003			2002

			Per-			Per-
			Share			Share
	Loss*	Shares+	Amount	Loss*	Shares+	Amount

	(In thousands except per share amounts)
Basic EPS:
Net loss available to common stockholders	$(316,161)	376,931	$(0.84)	$(261,670)	369,707	$(0.71)

Effect of dilutive securities:	—	—	—	—	—	—
Diluted EPS:
Net loss available to common stockholders	$(316,161)	376,931	$(0.84)	$(261,670)	369,707	$(0.71)

*     Numerator

+     Denominator

     Options to purchase approximately 68,664,265 shares and 57,393,575 shares were outstanding at September 30, 2003 and 2002, respectively, and were excluded from the computation of diluted shares because of their antidilutive effect on loss per share for the three and nine months then ended. The exercise price of these options ranged from $0.06 to $72.25 at September 30, 2003, and from $0.01 to $72.25 at September 30, 2002.

     For the three and nine months ended September 30, 2003, common equivalent shares of 57,882,950 and 52,527,478, respectively, associated with the 2003, 2001, 2000 and 1999 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on loss per share. For the three and nine months ended September 30, 2002, common equivalent shares of 47,599,494 and 47,680,400, respectively, associated with the 2001, 2000 and 1999 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on loss per share.

NOTE 10 — COMPREHENSIVE LOSS

     Comprehensive loss is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive loss, net of taxes for the current reporting period and comparable period in the prior year is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)
Net loss	$(31,652)	$(27,626)	$(316,161)	$(261,670)
Change in unrealized gain on derivative instruments designated as and qualifying as cash-flow hedges, net of tax	1,059	—	1,523	—
Change in unrealized gain on available for sale securities, net of tax	2,735	(5,520)	4,446	(21,787)
Change in foreign currency translation adjustments	10,643	(6,572)	19,057	7,627

Comprehensive loss	$(17,215)	$(39,718)	$(291,135)	$(275,830)

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

     The following is a summary of operations by segment for the three and nine months ended September 30, 2003 and 2002:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)
Revenues:
Semiconductor	$346,447	$400,245	$925,661	$1,107,596
Storage Systems	103,780	86,719	304,564	229,645

Total	$450,227	$486,964	$1,230,225	$1,337,241

Loss from operations:
Semiconductor	$(33,835)	$(29,271)	$(302,261)	$(257,863)
Storage Systems	10,187	5,541	12,110	12,892

Total	$(23,648)	$(23,730)	$(290,151)	$(244,971)

     Intersegment revenues for the periods presented above were not significant. For the three months ended September 30, 2003, charges of $25 million for restructuring of operations and other items, net primarily impacted the Semiconductor segment. For the nine months ended September 30, 2003, restructuring of operations and other items, net of $170 million and $15 million were included in the Semiconductor segment and the Storage Systems segment, respectively. For the three and nine months ended

September 30, 2002, restructuring of operations and other items, net of $13 million and $72 million, respectively, were primarily included in the Semiconductor segment.

     Significant Customers. The following table summarizes the number of our significant customers, each of whom accounted for 10% or more of our revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment:

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Semiconductor segment:
Number of significant customers	1	1	1	1
Percentage of segment revenues	27%	26%	18%	21%
Storage Systems segment:
Number of significant customers	3	3	3	3
Percentage of segment revenues	58%, 12%, 11%	39%, 21%, 16%	50%, 14%, 12%	35%, 19%, 17%
Consolidated:
Number of significant customers	2	1	2	1
Percentage of consolidated revenues	21%, 15%	21%	14%, 14%	17%

     The following is a summary of total assets by segment as of September 30, 2003 and December 31, 2002:

	September 30,	December 31,
	2003	2002

	(In thousands)
Total assets:
Semiconductor	$3,541,227	$3,851,283
Storage Systems	316,283	291,454

Total	$3,857,510	$4,142,737

     Revenues from domestic operations were $209 million, representing 46% of consolidated revenues for the third quarter of 2003 compared to $233 million, representing 48% of consolidated revenues for the same period of 2002.

     Revenues from domestic operations were $633 million, representing 51% of consolidated revenues, for the first nine months of 2003 compared to $674 million, representing 50% of consolidated revenues, for the same period of 2002.

NOTE 12— COMMITMENTS AND CONTINGENCIES

     On March 28, 2003, the Company entered into two lease and security agreements, each with Bank of America, National Association (“BANA”), acting as the Lessor, and Wells Fargo Bank Northwest, as the Agent, for a total of $395 million for certain wafer fabrication equipment (the “Equipment”). The leases qualify for operating lease accounting treatment. As of September 30, 2003, the amount under both leases was fully drawn. Each lease has a term of 3.5 years with no option for renewal. The Company may, at the end of the lease term, return or purchase, at a pre-determined amount, all of the Equipment. The first lease was for $235 million and was for equipment that was previously on lease immediately prior to closing this transaction. Please see the Company’s Annual Report on Form 10-K for a complete discussion of the former leases. In October 2003, BANA, with the Company’s approval, assigned its rights as Lessor on the first lease to Bank of the West. The second lease was for $160 million and was for Equipment that was sold to BANA and then immediately leased back in a transaction commonly referred to as a sale-leaseback. The Equipment sold had a book value of approximately $103 million. The resulting $57 million gain on the sale of the Equipment will be deferred until the end of the lease term and has been recorded as a non-current liability as of September 30, 2003. The Company has $371 million in cash that is posted as collateral for the new leases. The lessor has access to the Company’s cash collateral only in the event of a default. Of this cash collateral, $59 million, representing the amount of cash collateral to be released in the next 12 months, is reflected in other current assets and the remaining cash collateral of $312 million is recorded in other non-current assets. In addition, the Company is required to maintain unrestricted cash reserves in an amount no less than the higher of a) the sum of $100 million plus the principal amount outstanding under the 4% Convertible Subordinated Notes due February 15, 2005; or b) $350 million. The Company was in compliance with this requirement as of September 30, 2003.

     The Company guarantees residual values related to equipment on leases. As of September 30, 2003, its maximum potential exposure to residual value guarantees was approximately $163 million and the Company does not expect to have a loss on such guarantees.

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The guaranteed residual values for the equipment under the Company’s operating leases are subject to FIN 45. The fair value of the guarantee of the residual value of the equipment was determined using management estimates and an independent appraisal and was recorded as a non-current asset and liability each in the amount of $7 million as of September 30, 2003.

     In connection with the equipment operating leases described above, the Company entered into standby letters of credit for $63 million to expire at the end of the lease term. These instruments are off-balance sheet commitments to extend financial guarantees. The fair value of the letters of credit approximates the contract amount.

     No officer or employee of the Company has any financial interest in these leasing arrangements. The minimum lease payments, excluding the residual value guarantees, under the two lease agreements are $33 million, $64 million, $62 million and $45 million in 2003, 2004, 2005 and 2006, respectively.

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

NOTE 13 — LEGAL MATTERS

     In February 1999, a lawsuit alleging patent infringement was filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation, Limited Partnership (“Lemelson”) against 88 electronics industry companies, including the Company. The case number is CIV990377PHXRGS. The patents involved in this lawsuit are alleged to relate to semiconductor manufacturing and computer imaging, including the use of bar coding for automatic identification of articles. The plaintiff sought an infringement judgment, an injunction, treble damages, attorneys’ fees and further relief as the court may provide. In September 1999, the Company filed an answer denying infringement, raising affirmative defenses and asserting a counterclaim for declaratory judgment of non-infringement, invalidity and unenforceability of Lemelson’s patents. As of September 30, 2003, the discovery phase was continuing. Initial patent claim construction briefs were filed in October 2003. As of this time, no trial date has been set. While the Company cannot make any assurance regarding the eventual resolution of this matter, the Company does not believe it will have a material adverse effect on the consolidated results of operations or financial condition.

     U.S. Philips Corporation, a subsidiary of Royal Philips Electronics of Netherlands (“Philips”), filed suits on October 17, 2001 in the U.S. District Court in New York against eight companies, including the Company, for allegedly infringing and inducing others to infringe Philips U.S. Patent Number 4,689,740. This patent is directed to devices and methods used with the Inter-Integrated Circuit Bus. Philips sought an infringement judgment, an injunction, attorneys’ fees, costs and further relief as the court may provide.

In September 2003, the parties reached a settlement agreement and anticipate that the dismissal of the case will be filed in early 2004. The settlement did not have a material impact on the Company’s results of operations or financial condition.

     On June 14, 2002, Plasma Physics Corporation (“Plasma Physics”) filed suit against the Company in the Eastern District of New York, alleging that the Company is willfully and deliberately infringing two U.S. Plasma Physics patents. The Company was served with the lawsuit in December 2002. The case is number CV 02-3462 (LDW) (WDW). The two Plasma Physics patent numbers are 5,470,784 and 6,245,648. No specific Company products were identified in the complaint. The plaintiff sought an infringement judgment, an injunction, treble damages, attorneys’ fees and further relief as the court may provide. Similar lawsuits were also filed at the same time against several other corporations. In January 2003, the Company answered the complaint denying infringement and asserting the affirmative defenses and asserting counterclaims for judgments declaring patent non-infringement, declaring patent invalidity, and declaring the patents unenforceable. Trial is currently set for April 30, 2004. While the Company cannot make any assurance regarding the eventual resolution of this matter, the Company does not believe it will have a material adverse effect on the consolidated results of operations or financial condition.

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

     See Notes 5 and 12 of the Notes.

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

OVERVIEW

     Revenues for the three months ended September 30, 2003, were approximately $450.2 million compared to $407.2 million and $487.0 million for the three months ended June 30, 2003 and September 30, 2002, respectively. The consolidated gross profit margin was 41% for each of the three months ended September 30, 2003, June 30, 2003 and September 30, 2002, respectively. Operating expenses for the three months ended September 30, 2003, were $208.6 million compared to $320.9 million and $222.3 million for the three months ended June 30, 2003 and September 30, 2002, respectively. Net loss per diluted share was 8 cents for the three months ended September 30, 2003, compared to a net loss per diluted share of 43 cents and 7 cents for the three months ended June 30, 2003 and September 30, 2002, respectively.

     In September 2003, we signed a definitive agreement with Rohm Company Ltd. (“Rohm”), a Japanese company, to sell our wafer manufacturing facility in Tsukuba, Japan for $2.65 billion yen ($23.7 million as of September 30, 2003). The transaction is scheduled to close in the fourth quarter of 2003. The sale of the Tsukuba, Japan facility will complete our transition to a flexible production model by focusing internal wafer fabrication capacity at our Gresham, Oregon campus, while subcontracting part of our wafer production with foundry partners. We recorded $124.5 million and $24.5 million in restructuring and other items in the second and third quarters of 2003, respectively. See Note 3 of the Notes to our Unaudited Consolidated Financial Statements referred to herein as the “Notes”. See discussion below under results of operations for information by reportable segment and more details by income statement line item.

     Looking forward into the fourth quarter of 2003, we are forecasting 0 to 2 percent revenue growth as compared to the third quarter of 2003. We believe that our continuing R&D investments, our flexible manufacturing strategy and our current cash, cash equivalents and short-term investments position ($987 million as of September 30, 2003) have enhanced our competitive position heading into the projected industry upturn in 2004.

Financing activities

     On September 18, 2003, we redeemed the balance of the 1999 Convertible Subordinated Notes (the “1999 Convertible Notes”) that were outstanding on that date. Cash of $173 million was paid to redeem the remaining 1999 Convertible Notes at a total redemption price of $1,008.86 per $1,000 principal amount of the notes consisting of $1,008.50 principal amount plus accrued interest of $0.36. A net pre-tax loss of $1 million was recognized, in interest income and other, net, on the redemption of the 1999 Convertible Notes. The pre-tax loss is net of the write-off of debt issuance costs and the remaining deferred gain on the terminated Swap.

     On May 12, 2003, we issued $350 million of 4% Convertible Subordinated Notes (the “2003 Convertible Notes”) due in 2010. The 2003 Convertible Notes are subordinated to all existing and future senior debt, are convertible at the holder’s option, at any time prior to the maturity date of the Convertible Notes, into shares of our common stock at a conversion price of approximately $13.42 per share. We cannot elect to redeem the 2003 Convertible Notes prior to maturity; however, each holder of the 2003 Convertible Notes has the right to cause us to repurchase all of such holder’s Convertible Notes at 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change, which includes a transaction or event such as an exchange offer, liquidation, tender offer, consolidation, merger or combination. Interest is payable semiannually. We paid approximately $10.9 million for debt issuance costs that are being amortized using the interest method.

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

Stock option exchange

     On August 20, 2002, we filed, with the Securities Exchange Commission, an offer to exchange stock options outstanding under the 1991 Equity Incentive Plan and the 1999 Nonstatutory Stock Option Plan for new options. Under the exchange offer, eligible employees had the opportunity to exchange eligible stock options for the promise to grant new options under the 1999 Nonstatutory Stock Option Plan. Directors and executive officers of the Company were not eligible to participate in this program. The exchange offer expired September 18, 2002, and the Company accepted options to purchase an aggregate of 16,546,370 shares for exchange. On March 20, 2003, we granted a new option that covered two shares of LSI Logic common stock for every three shares covered by an option that an employee had elected to exchange. The exercise price per share of the new options was equal to the fair market value of our common stock on the grant date. We granted options to purchase 10,691,139 shares at an exercise price of $5.06 per share. The exchange program did not result in the recording of any compensation expense.

     Where more than one significant factor contributed to changes in results from year to year, we have quantified such factors throughout the Management’s Discussion & Analysis, where practicable.

RESULTS OF OPERATIONS

     Revenues:

	Three months ended			Nine months ended

	Sept. 30, 2003	June 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

			(In millions)
Semiconductor segment	$346.4	$306.2	$400.3	$925.6	$1,107.6
Storage Systems segment	103.8	101.0	86.7	304.6	229.6

Consolidated	$450.2	$407.2	$487.0	$1,230.2	$1,337.2

There were no significant intersegment revenues during the periods presented.

     Third quarter of 2003 compared to the second quarter of 2003

     Total consolidated revenues for the third quarter of 2003 increased $43.0 million or 11% from the second quarter of 2003. The increase in revenues in the third quarter of 2003 is primarily attributable to higher revenues in our Semiconductor segment and a modest increase in our Storage Systems segment.

     Revenues for the Semiconductor segment increased $40.2 million or 13% in the third quarter of 2003 as compared to the second quarter of 2003. The increase in the Semiconductor segment was primarily attributable to an increase in demand for products used in consumer custom solutions within the consumer products market. The third quarter of our fiscal year is historically the strongest quarter for our consumer business.

     Revenues for the Storage Systems segment increased $2.8 million or 3% from the second quarter of 2003. This is primarily due to the increased demand from one of our large customers.

     In the fourth quarter of 2003, we expect total consolidated revenues to grow by 0 to 2 percent as compared to the third quarter of 2003 as the seasonal decline in the consumer business is expected to be offset by growth from the other markets in which we participate.

     Three and nine months ended September 30, 2003 compared to the same period of 2002

     Total consolidated revenues for the third quarter of 2003 decreased $36.8 million or 8% as compared to the third quarter of 2002. For the nine months ended September 30, 2003, revenues were $107.0 million or 8% lower than the same period of the prior year. The decrease is primarily attributable to lower revenues in our Semiconductor segment offset in part by increases in revenues in the Storage Systems segment as discussed below.

     Revenues for the Semiconductor segment decreased $53.9 million or 13% for the third quarter of 2003 and decreased $182.0 million or 16% for the nine months ended September 30, 2003 as compared to the same periods of the previous year. The decline in revenues in the Semiconductor segment in the third quarter of 2003 and the nine months ended September 30, 2003 as compared to the same periods of 2002 is primarily due to lower revenues from broadband entertainment and consumer custom solutions products in our consumer business market and weaker demand from communication ASIC products, offset in part by growth in storage components products.

     Revenues for the Storage Systems segment increased $17.1 million or 20% for the third quarter of 2003 and increased $75.0 million or 33% for the nine months ended September 30, 2003 as compared to the same periods of 2002. The increase in revenues in the Storage Systems segment for the third quarter of 2003 and the nine months ended September 30, 2003 as compared to the same periods of 2002, is due to continued strong demand for modular storage products, increased demand from one of our large customers, sales to a master distributor, and additional revenues from the Mylex business unit of IBM, which was acquired in August 2002 and primarily became part of the Storage Systems segment.

     Significant Customers. The following table summarizes the number of our significant customers, each of whom accounted for 10% or more of our revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment (see Note 11 of the Notes):

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Semiconductor segment:
Number of significant customers	1	1	1	1
Percentage of segment revenues	27%	26%	18%,	21%
Storage Systems segment:
Number of significant customers	3	3	3	3
Percentage of segment revenues	58%, 12%, 11%	39%, 21%, 16%	50%, 14%, 12%	35%, 19%, 17%
Consolidated:
Number of significant customers	2	1	2	1
Percentage of consolidated revenues	21%, 15%	21%	14%, 14%	17%

     Revenues by geography. The following table summarizes our revenues by geography:

	Three months ended			Nine months ended

	Sept. 30, 2003	June 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

	(In millions)
Revenues:
North America	$209.3	$216.7	$233.2	$633.0	$673.8
Asia, including Japan	207.6	154.6	217.0	487.1	541.8
Europe	33.3	35.9	36.8	110.1	121.6

Total	$450.2	$407.2	$487.0	$1,230.2	$1,337.2

     In the third quarter of 2003, revenues decreased in North America and Europe, as compared to the second quarter of 2003. The decrease in revenues in North America and Europe in the third quarter of 2003 represents primarily lower revenues for certain communication products compared to the second quarter of 2003. Revenues increased in Asia, including Japan, in the third quarter as compared to the second quarter of 2003. This is primarily due to higher revenues in the consumer products market.

     In the third quarter and the nine months ended September 30, 2003, revenues declined in all geographic regions as compared to the same periods in 2002. The decline in domestic revenues for the above noted periods is mainly due to the economic downturn in the United States. The decline in revenues in Asia, including Japan, for the three months ended September 30, 2003 represents weaker demand as compared to the same period of 2002. The decline in revenues in Asia, including Japan, for the nine months ended September 30, 2003 represents primarily lower revenues in the consumer products market, as the sales in these markets were lower than normal in the first quarter as a result of high levels of inventory in the retail channel in prior quarters.

Operating costs and expenses. Key elements of the consolidated statements of operations for the respective segments are as follows:

     Gross profit margin:

	Three months ended			Nine months ended

	Sept. 30, 2003	June 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

	(In millions)
Semiconductor segment	$144.1	$130.2	$167.0	$362.8	$383.8
Percentage of revenues	42%	43%	42%	39%	35%
Storage Systems segment	$40.9	$38.5	$31.5	$115.6	$83.9
Percentage of revenues	39%	38%	36%	38%	37%

Consolidated	$185.0	$168.7	$198.5	$478.4	$467.7

Percentage of revenues	41%	41%	41%	39%	35%

     Third quarter of 2003 compared to the second quarter of 2003

     The consolidated gross profit margin was 41% of revenues in the third and second quarters of 2003. The gross profit margin for the Semiconductor segment decreased by one percentage point to 42% in the third quarter as compared to 43% in the second quarter of 2003. Sales of previously reserved excess inventory declined in the quarter thus reducing our gross profit margins in the third quarter of 2003 by one percentage point as compared to sales of previously reserved inventory in the second quarter of 2003. We recorded a $4 million charge associated with a commitment to purchase wafers from Rohm as part of the anticipated sale of the Tsukuba, Japan manufacturing facility (see Note 3 of the Notes). This charge was offset in part by a one-time sales tax refund of $3.9 million in the quarter. A continued favorable shift in product mix, improved yields and lower cost versions of product shipped has enabled us to sustain our gross margins as compared to the second quarter of 2003.

     The gross profit margin for the Storage Systems segment increased by one percentage point to 39% in the third quarter of 2003 as compared to 38% in the second quarter of 2003. This is primarily attributable to a shift in product mix to higher margin products in the third quarter as compared to the second.

     We expect gross profit margins to be 41% to 42% on a consolidated basis in the fourth quarter of 2003.

     Three and nine months ended September 30, 2003 compared to the same period of 2002

     Gross profit margins on a consolidated basis and for the Semiconductor segment remained flat at 41% and 42% respectively for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.

     Gross profit margins on a consolidated basis and for the Semiconductor segment both increased by 4 percentage points to 39% for the nine months ended September 30, 2003 as compared to 35% for the same period of 2002. This increase is the result of improved capacity utilization and factory absorption, lower compensation related costs and higher sales of previously reserved inventory.

     Gross profit margins for the Storage Systems segment increased both in the three months and in the nine months ended September 30, 2003 as compared to the same period in 2002, as a result of changes in product mix.

     Factors that may affect gross profit margins

     We have advanced wafer-manufacturing operations in Oregon, which is our primary manufacturing site. In September 2003, we signed a definitive agreement with Rohm, to sell our wafer manufacturing facility in Tsukuba, Japan for 2.65 billion yen ($23.7 million as of September 30, 2003). See Note 3 of the Notes. We also acquire wafers from foundries in other locations. Utilizing a diversity of manufacturing locations allows us to better manage potential disruption in the manufacturing process due to economic and geographic risks associated with each location.

     Our operating environment, combined with the resources required to operate in the Semiconductor and Storage Systems industries, require that we manage a variety of factors. These factors include, among other things:

•	Competitive pricing pressures;

•	Product mix;

•	Factory capacity and utilization;

•	Manufacturing yields;

•	Availability of certain raw materials;

•	Terms negotiated with third-party subcontractors; and

•	Foreign currency fluctuations.

     These and other factors could have a significant effect on our gross profit margin in future periods.

Research and development:

	Three months ended			Nine months ended

	Sept. 30, 2003	June 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

	(In millions)
Semiconductor segment	$91.7	$100.4	$105.4	$297.3	$317.3
Percentage of revenues	26%	33%	26%	32%	29%
Storage Systems segment	$12.1	$10.9	$9.0	$33.0	$24.3
Percentage of revenues	12%	11%	10%	11%	11%

Consolidated	$103.8	$111.3	$114.4	$330.3	$341.6

Percentage of revenues	23%	27%	23%	27%	26%

     Third quarter of 2003 compared to the second quarter of 2003

     Research and development (“R&D”) expenses declined $7.5 million or 7% in the third quarter of 2003 as compared to the second quarter of 2003 on a consolidated basis.

     R&D expenses in the Semiconductor segment decreased $8.7 million or 9% in the third quarter of 2003 as compared to the second quarter of 2003. The decrease in R&D expenses for the Semiconductor segment is primarily a result of the benefits from our restructuring actions as outlined below and in Note 3 of the Notes. We continue to develop advanced sub-micron product technologies. We completed the build out of the current generation RapidChip™ platform infrastructure in the third quarter of 2003. Products utilizing RapidChip technology combine the high-density, high-performance and proven intellectual property benefits of cell-based ASICs with the advantages of Field Programmable Gate Arrays (“FPGAs”), such as customization and faster time to market. We expect products utilizing RapidChip technology to have performance comparable to cell-based ASICs at a cost significantly lower than FPGAs. Markets for our RapidChip platform ASIC solutions will include communications, storage, security and others. Our customer base for products utilizing RapidChip technology will encompass a range from small start-up companies to major system OEMs. We expect to begin shipping products utilizing RapidChip technology in the fourth quarter of 2003.

     R&D expenses in the Storage Systems segment increased $1.2 million or 11% in the third quarter of 2003 as compared to the second quarter of 2003 primarily due to higher expenditures on existing R&D programs.

     The decrease in R&D expenses as a percentage of revenues on a consolidated basis is primarily a result of higher revenues and lower R&D expenses in the third quarter as compared to the second quarter of 2003.

     Three and nine months ended September 30, 2003 compared to the same period of 2002

     R&D expenses, on a consolidated basis, decreased $10.6 million or 9% during the third quarter of 2003 as compared to the same quarter of 2002. R&D expenses for the nine months ended September 30, 2003 decreased by $11.3 million or 3% as compared to the same period of the prior year on a consolidated basis.

     R&D expenses for the Semiconductor segment decreased $13.7 million or 13% in the third quarter of 2003 and $20.0 million or 6% for the nine months ended September 30, 2003 as compared to the same periods of 2002. The decrease in R&D expenses for the Semiconductor segment is primarily a result of benefits from the restructuring actions of 2002 and 2003 (see Note 3 of the Notes). No benefit associated with the technology transfer agreement entered into with Silterra during 1999 was recorded during the nine months ended September 30, 2003 as compared to a benefit of $6 million for the nine months ended September 30, 2002.

     R&D expenses for the Storage Systems segment increased by $3.1 million or 34% in the third quarter of 2003 and $8.7 million or 36% in the nine months ended September 30, 2003 as compared to the same periods of 2002. This is primarily due to higher compensation related expenditures and additional R&D expenses incurred for the former Mylex business unit of IBM, which was acquired in August 2002, and is now mainly a part of the Storage Systems segment.

     R&D expenses as a percentage of revenues on a consolidated basis and for the Semiconductor segment remained the same in the third quarter of 2003 as compared to the same quarter of 2002. R&D expenses as a percentage of revenues on a consolidated basis increased to 27% for the nine months ended September 30, 2003 as compared to 26% for the nine months ended September 30, 2002. R&D expenses for the Semiconductor segment as a percentage of revenues increased to 32% for the nine months ended September 30, 2003 from 29% for the nine months ended September 30, 2002. This is a result of lower revenues, offset in part by lower R&D expenses for the nine months ended September 30, 2003 as compared to the same period in 2002. R&D expenses as a percentage of revenues for the Storage Systems segment increased to 12% in the third quarter of 2003 from 10% in the same quarter of 2002. The increase is a result of an increase in R&D expenses offset in part by an increase in revenues for the third quarter of 2003 as compared to the same period of 2002. R&D expenses as a percentage of revenues for the Storage Systems segment stayed flat at 11% in the nine months ended September 30, 2003 as compared to the same period of 2002.

     Selling, general and administrative:

	Three months ended			Nine months ended

	Sept. 30, 2003	June 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

	(In millions)
Semiconductor segment	$42.2	$40.8	$46.8	$126.0	$139.1
Percentage of revenue	12%	13%	12%	14%	13%
Storage Systems segment	$15.5	$16.1	$12.3	$46.2	$35.5
Percentage of revenue	15%	16%	14%	15%	15%

Consolidated	$57.7	$56.9	$59.1	$172.2	$174.6

Percentage of revenue	13%	14%	12%	14%	13%

     Third quarter of 2003 compared to the second quarter of 2003

     Selling, general and administrative (“SG&A”) expenses increased $0.8 million or 1% during the third quarter of 2003 from the second quarter of 2003 on a consolidated basis. SG&A expenses for the Semiconductor segment increased $1.4 million or 3% in the third quarter of 2003 as compared to the second quarter of 2003. The increase for the Semiconductor segment is due to an increase in compensation-related expenditures for the third quarter of 2003 as compared to the second quarter of 2003. SG&A expenses for the Storage Systems segment decreased $0.6 million or 4% when comparing the third quarter of 2003 to the second quarter of 2003. The decrease for the Storage Systems segment is primarily attributable to reduced program spending on infrastructure costs and customer programs.

     As a percentage of revenues, consolidated SG&A expenses decreased to 13% in the third quarter of 2003 from 14% in the second quarter of 2003.

For the Semiconductor segment, SG&A expenses, as a percentage of revenues, decreased to 12% from 13%, and for the Storage Systems segment, SG&A expenses decreased to 15% in the third quarter of 2003 as compared to 16% for the second quarter of 2003. The decrease as a percentage of revenues on a consolidated basis and for the Semiconductor segment and Storage segment is primarily a result of higher revenues during the third quarter of 2003 as compared to the second quarter of 2003.

     Three and nine months ended September 30, 2003 compared to the same period of 2002

     Consolidated SG&A expenses decreased $1.4 million or 2% during the third quarter of 2003 and decreased $2.4 million or 1% during the nine months ended September 30, 2003 as compared to the same periods of 2002.

     SG&A expenses for the Semiconductor segment decreased $4.6 million or 10% for the third quarter and decreased $13.1 million or 9% for the nine months ended September 30, 2003, as compared to the same periods of 2002. The decrease for the Semiconductor segment was primarily attributable to the various cost reduction measures implemented in 2002 and 2003 (see Note 3 of the Notes) offset by an increase in compensation-related costs.

     SG&A expenses for the Storage Systems segment increased $3.2 million or 26% in the third quarter of 2003 and increased $10.7 million or 30% in the nine months ended September 30, 2003 as compared to the same periods of 2002. The increase is primarily a result of continued increase in partner alliance spending on channel development. For the nine months ended September 30, 2003, the increase is also due to an increase in compensation-related costs.

     As a percentage of revenues, SG&A expenses increased to 13% in the third quarter of 2003 from 12% in the same period of 2002 on a consolidated basis. For the Semiconductor segment, SG&A expenses as a percentage of revenues were relatively flat at 12% as a result of lower revenues, offset by lower SG&A expenses. For the Storage Systems segment, SG&A expenses as a percentage of revenues increased to 15% from 14% as a result of higher revenues, more than offset by higher SG&A expenses in the third quarter of 2003 as compared to the same period of 2002, as discussed above.

     As a percentage of revenues, SG&A expenses increased to 14% for the nine months ended September 30, 2003 as compared to 13% for the nine months ended September 30, 2002 on a consolidated basis. For the Semiconductor segment, SG&A expenses as a percentage of revenues increased to 14% from 13% as a result of lower revenues, offset in part by lower SG&A expenses. For the Storage Systems segment, SG&A expenses as a percentage of revenues relatively flat at 15% as a result of the higher revenues, offset by the higher SG&A expenses in the nine months ended September 30, 2003 as compared to the same period of 2002.

     Restructuring of operations and other items: We recorded a charge of $24.5 million and $184.7 million in restructuring of operations and other items for the three and nine months ended September 30, 2003, respectively. We recorded a charge of $13.0 million and a charge of $71.6 million in restructuring of operations and other items for the three and nine months ended September 30, 2002, respectively. For a complete discussion of the 2002 restructuring actions, please refer to the Company’s Annual Report on Form 10-K.

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

     In February 2003, we downsized our operations and recorded $35.7 million in charges for restructuring of operations and other items. Of this charge, $21.1 million was associated with the Semiconductor segment and $14.6 million was attributable to the Storage Systems segment. The charges consisted of severance and termination benefits for approximately 210 employees primarily involved in manufacturing operations, research and development and marketing and sales; costs associated with exiting certain operating leases primarily for real estate; and a write-down of certain acquired intangibles and other long-lived assets. During the nine months ended September 30, 2003, payments related to the February 2003 restructuring actions have consisted of approximately $4.4 million for severance and termination benefits and $0.5 million for lease and contract terminations.

     Second quarter of 2003:

     In April 2003, we announced a restructuring of our operations that included a reduction in our workforce and the consolidation of certain non-manufacturing facilities. A charge of $32.4 million was recorded in the Semiconductor segment consisting of severance and termination benefits for approximately 325 employees involved in manufacturing operations, research and development, marketing, sales and administration; costs associated with exiting certain operating leases primarily for real estate; other exit costs; and a write-down of fixed assets due to impairment. During the nine months ended September 30, 2003, payments related to the April 2003 restructuring actions have consisted of approximately $8.1 million for severance and termination benefits and $1.5 million for lease and contract terminations.

     In June 2003, we announced the decision to sell the Tsukuba, Japan manufacturing facility. During the second quarter, a charge of $72.9 million was recorded in the Semiconductor segment to write down fixed assets to their fair market value, and reclassify the fair value from property, plant and equipment to other current assets to reflect the intention to dispose of the facility within the next twelve months. In addition, approximately $2.0 million in restructuring charges were recorded for severance and other exit costs. See further discussion in the third quarter below.

     In June 2003, we also recorded $19.4 million of additional fixed asset write-downs to reflect the decrease in fair market value of the assets during the period. This write-down included a reduction in the value of the Colorado Springs fabrication facility of $16.4 million to reflect continued and accelerated efforts to sell the facility.

Third quarter of 2003:

     Agreement to sell Japan fabrication facility:

     In September 2003, we entered into a definitive agreement to sell the Tsukuba, Japan facility to Rohm, a Japanese Company for 2.65 billion yen ($23.7 million as of September 30, 2003). The transaction is scheduled to close in the fourth quarter of 2003. As part of the agreement, we agreed to purchase a minimum amount of production wafers from Rohm for a period of 15 months following the close of the transaction. As a result, a charge of $4.3 million was recorded in cost of revenues during the third quarter of 2003. This charge is a result of the application of our policy to accrue for non-cancelable inventory purchase commitments in excess of 12 months of judged demand. Included in the $4.3 million charge to cost of revenues is a reclassification of $3.0 million from restructuring expense originally recorded in the second quarter of 2003 to better reflect the terms of the definitive agreement. Also in the quarter, $1.8 million was recorded for additional severance benefits to be paid and for contract termination and other exit costs associated with the definitive agreement. During the nine months ended September 30, 2003, there have been no payments related to the amounts accrued for severance and other exit costs for the Japan restructuring actions.

     Other third quarter 2003 restructuring actions:

     In the third quarter of 2003, we continued to consolidate non-manufacturing facilities and recorded $1.5 million for costs associated with exiting certain operating leases for real estate as we ceased using the facilities.

     In September 2003, we decided to discontinue development programs and refocus sales and marketing efforts for certain product lines in the Semiconductor segment. As a result of an analysis of future net cash flows related to the affected product lines it was determined that certain acquired intangible assets were impaired. An impairment charge of $21.0 million related to the write-down of the acquired intangible assets to fair market value was recorded in the third quarter of 2003. These intangible assets were originally acquired in connection with the acquisition of C-Cube Microsystems in the second quarter of 2001. In addition, $2.0 million in restructuring charges were recorded in the third quarter of 2003. These charges related to severance and termination benefits for approximately 97 employees primarily involved in research and development and for certain contract termination costs. The severance benefits were paid during the third quarter of 2003.

     The fair value of equipment, facilities and intangible assets determined to be impaired was the result of the use of management estimates. Given that current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that we will realize the current net carrying value for the assets. We reassess the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary. We are making appropriate efforts to sell assets held for sale within the current year.

Assets held for sale of $59.3 million and $74.2 million were included as a component of prepaid expenses and other current assets as of September 30, 2003 and December 31, 2002, respectively. Assets classified as held for sale are not depreciated.

     The following table sets forth the Company’s restructuring reserves as of September 30, 2003, which are included in other accrued liabilities on the balance sheet:

	Balance
	at	Restructuring	Utilized	Restructuring	Utilized	Restructuring	Utilized	Balance at
	December	Expense	during	Expense	during Q2	Expense	during	September 30,
	31, 2002	Q1 2003	Q1 2003	Q2 2003	2003	Q3 2003	Q3 2003	2003

	(In thousands)
Write-down of excess assets (a)	$6,008	$29,754	$(30,021)	$96,805	$(97,917)	$18,505	$(18,804)	$4,330
Lease terminations and maintenance contracts (b)	6,757	1,396	(1,172)	18,762	(1,425)	2,795	(2,220)	24,893
Facility closure and other exit costs (c)	8,129	—	(2,520)	498	(2,040)	274	(2,378)	1,963
Payments to employees for severance (d)	1,391	4,516	(4,493)	10,637	(7,116)	2,942	(3,471)	4,406

Total	$22,285	$35,666	$(38,206)	$126,702	$(108,498)	$24,516	$(26,873)	$35,592

(a)	The amounts utilized in 2003 reflect $145.1 million of non-cash write-downs of amortizable intangible and other long-lived assets in the U.S and Japan due to impairment, and $1.7 million in cash payments to decommission and sell assets. The write-downs of the intangible and other long-lived assets were accounted for as a reduction of the assets and did not result in a liability. The $4.3 million balance as of September 30, 2003, relates to machinery and equipment decommissioning costs in the U.S and estimates of selling costs for assets held for sale and is expected to be utilized during 2003.

(b)	Amounts utilized represent cash payments. The balance remaining for primarily real estate lease terminations and maintenance contracts will be paid during the remaining terms of these contracts, which extend through 2011.

(c)	Amounts utilized represent cash payments. The balance remaining for facility closure and other exit costs will be paid during 2003.

(d)	Amounts utilized represent cash severance payments to approximately 604 employees during the nine months ended September 30, 2003. The balance remaining for severance is expected to be paid by the end of the first quarter of 2004.

     The restructuring actions discussed above are expected to reach a quarterly savings rate of approximately $20 million to $25 million in total costs and expenses per quarter by the fourth quarter of 2003.

     Other items:

     A gain of approximately $2.2 million was recorded in restructuring and other items, net during the second quarter of 2003 associated with additional sales of intellectual property associated with the CDMA handset product line.

     Amortization of non-cash deferred stock compensation: Amortization of non-cash deferred stock compensation was $3.4 million for the three months ended September 30, 2003, $8.9 million for the second quarter of 2003 and $14.2 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003 and 2002, the amortization of non-cash deferred stock compensation was $22.8 million and $65.0 million, respectively. The acquisitions for which deferred stock compensation and related amortization were recorded consisted of an acquisition in the fourth quarter of 2002, acquisitions of C-Cube and the RAID business from AMI in 2001, and acquisitions of DataPath and Syntax in 2000. We amortize deferred stock compensation ratably over the vesting period.

     Amortization of intangibles: Amortization of intangible assets was $19.2 million and $19.3 million for the third quarter of 2003 and second quarter of 2003, respectively. The slight decrease over the prior quarter is due to a reduction in amortization as a result of the write-down of intangible assets acquired from the 2001 acquisition of C-Cube Microsystems during the third quarter of 2003.

     Amortization of intangible assets was $19.7 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003 and 2002, amortization of intangible assets was $58.6 million and $58.0 million, respectively. The increase is attributable to the additional amortization of intangible assets recorded in connection with the acquisition of the former Mylex business unit of IBM valued at $50.5 million in the third quarter of 2002 and the acquisition of a company valued at $7.0 million in the fourth quarter of 2002. As a result of restructuring actions taken during the first quarter of 2003, we wrote down certain acquired intangible assets by $15.1 million in the Semiconductor segment and $9.0 million in the Storage Systems segment due to impairment. During the third quarter of 2003, we wrote down $21.0 million intangible assets in the Semiconductor segment that were originally acquired as part of the acquisition of C-Cube Microsystems in 2001. As of September 30, 2003, we had approximately $178.9 million of intangible assets, net of accumulated amortization that will continue to amortize.

     We monitor the recoverability of goodwill recorded in connection with acquisitions annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment, if any, would be determined in accordance with SFAS No. 142, which uses a fair value model for determining the carrying value of goodwill. We plan to perform our annual impairment review in the fourth quarter of 2003.

     Interest expense: Interest expense decreased by $0.3 million to $7.0 million in the third quarter of 2003 from $7.3 million in the second quarter of 2003. Interest expense decreased by $3.1 million to $7.0 million during the three months ended September 30, 2003 from $10.1 million during the same period in 2002. Interest expense decreased $18.3 million to $23.1 million in the nine months ended September 30, 2003 from $41.4 million in the same period of 2002. The decrease is due to the repurchase of $135.0 million of the Convertible Subordinated Notes (“Convertible Notes”) in the third and fourth quarters of 2002, the repurchase of an additional $288.0 of Convertible Notes during the second quarter of 2003 and the redemption of $172.0 million of Convertible Notes during the third quarter of 2003. The decrease from the repurchases and redemption was partly offset by interest expense on the $350 million of 4% Convertible Notes issued on May 12, 2003. Our interest expense continued to be below the stated coupon rate of approximately 4% as a result of the interest rate swaps (the “Swaps”) on the Convertible Notes entered into in the second quarter of 2002. The Swaps, entered into with various banks, effectively converted fixed interest payments on a portion of the Convertible Notes to LIBOR-based floating rates (see Note 5 of the Notes). During the second quarter of 2003, we terminated the Swaps, resulting in an unrecognized gain of approximately $44.1 million that will be amortized as an adjustment to interest expense over the remaining term of the hedged Convertible Notes.

     Interest income and other, net: Interest income and other, net, was $5.0 million in the third quarter of 2003, $3.4 million in the second quarter of 2003 and $14.1 million in the third quarter of 2002. Interest income decreased to $5.2 million in the third quarter of 2003 from $7.1 million in the second quarter of 2003. The decrease in interest income is mainly due to lower returns on our short-term investments. Other expense, net of $0.2 million in the third quarter of 2003 included a net pre-tax loss of $1 million on the redemption of $172 million in principal of our Convertible Notes (see Note 7 of the Notes), offset in part by net gains on foreign exchange and the sale of miscellaneous assets. In the second quarter of 2003, we recorded a $2.1 million charge related to a write-down of investments in equity securities due to impairment considered to be other than temporary.

     Interest income and other, net decreased to $15.1 million in the nine months ended September 30, 2003 from $20.4 million in the same period of 2002. Interest income increased by $1.1 million to $24.7 million in the nine months ended September 30, 2003 from $23.6 million in the same period of 2002. The increase in interest income is mainly due to higher returns on our short-term investments during the nine months ended September 30, 2003. Other expense, net of $9.6 million in the nine months ended September 30, 2003 included $9.1 million in charges for write-downs of investments in equity securities due to impairment considered to be other than temporary (see Note 4 of the Notes), a net loss on the redemption/repurchase of Convertible Notes of $3.2 million, and currency option premium expenses, offset in part by net foreign exchange gains, gains on sale of miscellaneous assets, and other expenses that were individually insignificant. Other expense, net of $3.2 million in the nine months ended September 30, 2002 included a $12.0 million charge associated with a write-down of investments in equity securities due to impairment that was considered to be other than temporary (see Note 4 of the Notes), offset by a net gain of $11.6 million on the repurchase of Convertible Notes and other miscellaneous expenses. We expect interest income to be lower in the fourth quarter as compared to the third quarter of 2003

     Provision for income taxes: During the three and the nine months ended September 30, 2003, we recorded an income tax expense of $6.0 million and $18.0 million, respectively. The expense relates to foreign income taxes; we expect our tax expense for the year ending December 31, 2003 to total approximately $24.0 million, and this amount will be provided ratably through the year. The future benefit of certain operating losses is not currently being recognized. For the three months ended September 30, 2002, we recorded an income tax expense of $7.9 million. The expense relates to income taxes for certain foreign subsidiaries.

For the nine months ended September 30, 2002, we recorded a net income tax benefit of $4.3 million. The benefit is the result of changes in the U.S. tax laws, which were enacted in the first quarter of 2002, reduced by income taxes for certain foreign subsidiaries.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

     Cash, cash equivalents and short-term investments decreased to $987.0 million at September 30, 2003, from $990.0 million at December 31, 2002. The decrease is due to net cash outflows from investing and financing activities, offset by cash and cash equivalents generated from operating activities as described below.

     Working capital. Working capital decreased by $28.4 million to $1.20 billion at September 30, 2003, from $1.23 billion as of December 31, 2002. Working capital at the nine months ended September 30, 2003 was impacted by the following activities:

•	Cash, cash equivalents and short-term investments decreased by $3.0 million at September 30, 2003, as compared to December 31, 2002;

•	Prepaid expenses and other current assets decreased by $3.1 million, primarily due to the reductions in the swap related interest receivable due to termination of the Swaps (see Note 5 of the Notes) and a lower balance in assets held for sale due to sales of assets and write-downs, net of additions (see Note 3 of the Notes);

•	Higher accrued salaries, wages and benefits due to timing differences in payment of salaries;

•	Other accrued liabilities increased by $18.3 million primarily as a result of additions to the restructuring reserve for lease exit costs and severance; and

•	Higher income taxes payable due to the timing of tax payments made and income tax provision recorded in the nine months ended September 30, 2003.

     The decrease in working capital was offset, in part, by the following:

•	Accounts receivable increased by $15.7 million from $248.6 million at December 31, 2002, to $264.3 million at September 30, 2003. This increase is attributable to timing differences in collections in the current quarter compared to the fourth quarter of 2002;

•	Inventories increased by $8.8 million, primarily as a result of decreased revenues, offset in part by decreased production, in the current quarter as compared to the fourth quarter of 2002; and

•	Lower accounts payable due to timing of payments.

     Cash and cash equivalents generated from operating activities. During the nine months ended September 30, 2003, we generated $138.4 million of net cash and cash equivalents from operating activities compared to $43.7 million generated in the same period of 2002. Cash and cash equivalents generated by operating activities for the nine months ended September 30, 2003 were the result of the following:

•	Higher net changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations for the nine months ended September 30, 2003 as compared to the same period in 2002, offset by lower income (before depreciation and amortization; non-cash restructuring and other items; amortization of non-cash deferred stock compensation; IPR&D; and loss on write-down of equity securities, net of gain on sales) over the two periods presented. The non-cash items and other non-operating adjustments are quantified in our Consolidated Statements of Cash Flows included in this Current report on Form 10-Q;

•	Changes in working capital components from September 30, 2003 as compared to December 31, 2002 as discussed above; and

•	Cash of $44.9 million was received upon termination of the Swaps during the second quarter of 2003 (see Note 5 of the Notes). The Swap related asset was formerly included in other non-current assets.

     Cash and cash equivalents used in investing activities. Cash and cash equivalents used in investing activities were $109.0 million in the nine months ended September 30, 2003, compared to $310.4 million used in the same period in 2002. The primary investing activities during the nine months ended September 30, 2003 were as follows:

•	Purchases of debt and equity securities available for sale, net of sales and maturities in 2003;

•	Proceeds from the sale-leaseback transaction entered into during the first quarter of 2003 (see Note 12 of the Notes);

•	The deposit received toward the expected sale of the Japan manufacturing facility (see Note 3 of the Notes);

•	Net purchases of property and equipment during the nine months ended September 30, 2003; and

•	Higher non-current assets and deposits in the nine months ended September 30, 2003, primarily as a result of the new lease agreement entered into during the first quarter of 2003 (see Note 12 of the Notes).

     We believe that maintaining technological leadership in the highly competitive worldwide semiconductor manufacturing industry requires access to additional advanced manufacturing capacity. Our focus is on establishing strategic supplier alliances with foundry semiconductor manufacturers, which enables us to have access to advanced manufacturing capacity, and reduces our capital spending requirements. We expect total capital expenditures to be under $75 million in 2003.

     As of September 30, 2003, we had operating leases financing certain wafer fabrication equipment (see Note 12 of the Notes). The debt related to these operating leases is not reflected on the balance sheet. We are required to maintain unrestricted cash reserves in an amount no less than the higher of a) the sum of $100 million plus the principal amount outstanding under the 4% Convertible Subordinated Notes due February 15, 2005; or b) $350 million. We were in compliance with this requirement as of September 30, 2003.

     We guarantee residual values of equipment on these leases. As of September 30, 2003, we do not expect to realize a loss on the guarantee at the end of the lease term, and accordingly, no additional rent expense has been recognized (see Note 12 of the Notes).

     Cash and cash equivalents used in financing activities. Cash and cash equivalents used in financing activities during the nine months ended September 30, 2003 were $133.4 million compared to $24.6 million in the same period in 2002. The increase is attributable to cash paid to redeem/repurchase portions of the 1999 and 2000 Convertible Subordinated Notes, offset by net cash received on issuance of the 2003 Convertible Subordinated Notes and lower cash received on issuance of common stock under our employee stock purchase plan.

     On September 18, 2003, the Company redeemed the balance of the 1999 Convertible Subordinated Notes (the “1999 Convertible Notes”) that were outstanding on that date (See Note 7 of the Notes). Cash of $173 million was paid to redeem the remaining 1999 Convertible notes at a total redemption price of $1,008.86 per $1,000 principal amount of the notes consisting of $1,008.50 principal amount plus accrued interest of $0.36. A net pre-tax loss of $1 million was recognized, in interest income and other, net, on the redemption of the 1999 Convertible Notes. The pre-tax loss is net of the write-off of debt issuance costs and the remaining deferred gain on the terminated Swap (see Note 5 of the Notes).

     On May 12, 2003, we issued $350 million of 4% Convertible Subordinated Notes (the “2003 Convertible Notes”) due in 2010. The 2003 Convertible Notes are subordinated to all existing and future senior debt, are convertible at the holder’s option, at any time prior to the maturity date of the convertible notes, into shares of our common stock at a conversion price of approximately $13.42 per share. We cannot elect to redeem the 2003 Convertible Notes prior to maturity. However each holder of the 2003 Convertible Notes has the right to cause us to repurchase all of such holder’s convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change, which includes a transaction or event such as an exchange offer, liquidation, tender offer, consolidation, merger or combination. Interest is payable semiannually. We paid approximately $10.9 million for debt issuance costs that are being amortized using the interest method (See Note 7 of the Notes).

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

     The proceeds from the 2003 Convertible Notes were used to repurchase $153 million of the 1999 Convertible Subordinated Notes and $135 million of the 2000 Convertible Subordinated Notes. A net pre-tax loss of $2 million was recognized, in interest income and other, net, on the repurchases of the 1999 and 2000 Convertible Subordinated Notes. The pre-tax loss is net of the write-off of debt issuance costs and a portion of the deferred gain on the terminated Swaps (see Note 5 of the Notes).

     As of September 30, 2003, we also have Convertible Subordinated Notes of $250 million due in February 2005 and $490 million due in October 2006. These Convertible Notes are convertible at the holder’s option, at any time after 60 days following issuance, into shares of our company’s common stock. The Convertible Notes are redeemable at our option, in whole or in part, on at least 30 days notice at any time on or after the call date, which is two years before the due date. Each holder of the Convertible Notes has the right to cause us to repurchase all of such holder’s Convertible Notes at 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change, which includes a transaction or event such as an exchange offer, liquidation, tender offer, consolidation, merger or combination. Fluctuations in our stock price impact the prices of our outstanding convertible securities and the likelihood of the convertible securities being converted into cash or equity. If we are required to redeem any of the Convertible Notes for cash, it may affect our liquidity position. However, in the event they do not convert to equity, we believe that our current cash position and expected future operating cash flows will be adequate to meet these obligations as they mature. From time to time, we may buy back Convertible Subordinated Notes.

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

     The following table summarizes our contractual obligations at September 30, 2003, and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments due by period

Contractual Obligations	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years	Total

	(In millions)
Convertible Subordinated
Notes	$—	$250.0	$490.0	$350.0	$1,090.0
Operating lease obligations	146.8	215.1	22.0	58.4	442.3
Capital lease obligations	0.4	0.3	—	—	0.7

Total	$147.2	$465.4	$512.0	$408.4	$1,533.0

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

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 were to be applied for the first interim or annual period beginning after June 15, 2003. In October 2003, the board released a FASB Staff Position (FSP) deferring the effective date for applying the provisions of FIN 46. A public entity need not apply the provision of FIN 46 to an interest held in a variable interest entity or potential variable interest entity until the end of the first interim or annual period ending December 15, 2003 (as of December 31, 2003, for an entity with a calendar year-end or quarter-end of December 31). On March 28, 2003, the Company entered into new operating leases to refinance the old leases. See Note 12 of the Notes. The Company refinanced these leases in a manner that best met our capital financing strategy and cost of capital objectives and the new leases are not subject to the consolidation provisions of FIN 46. The Company believes that the adoption of this standard will not have a material impact on our consolidated balance sheet or statement of operations.

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard did not have a material impact on our consolidated balance sheet or statement of operations.

     In May 2003, the EITF reached a consensus on Issue No. 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” EITF Issue No. 03-05 provides guidance on whether non-software deliverables included in arrangements that contain more-than-incidental software are included within the scope of SOP 97-2. It does not address the allocation of the overall arrangement fee to the software and the non-software elements of the arrangement. This Issue does not address the determination of whether the software is more than incidental but assumes that an arrangement includes software that is more than incidental to the products or services as a whole. The provisions of EITF Issue No. 00-21 will apply to new revenue arrangements entered into after the beginning of an entity reporting period beginning after August 13, 2003. The adoption of this standard is not expected to have a material impact on our consolidated balance sheet or statement of operations.

     In April 2003, the FASB issued Statement No. 149 (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to the language used in FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and amends certain other existing pronouncements. The provisions of SFAS No. 149, which were not already applied under an Implementation Issue, are effective for contracts entered into or modified after June 30, 2003. The adoption of this standard did not have a material impact on our consolidated balance sheet or statement of operations.

     In May 2003, the FASB issued Statement No.150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires financial instruments within its scope be classified as a liability (or an asset in some circumstances). Many of those financial instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments created before and still existing as of the issuance of this statement, a cumulative effect of change in accounting principle shall be reported upon implementation in the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on our consolidated balance sheet or statement of operations.

     In August 2003, the EITF reached a consensus on Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not “Held for Trading Purposes” as Defined in EITF Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” This issue addresses whether realized gains and losses should be shown gross or net in the income statement for contracts that are not held for trading purposes, but are derivatives subject to FASB Statement No. 133 (whether or not the derivative is designated as a hedging instrument). The provisions of EITF Issue No. 03-11 will be applied to derivative instruments entered into during reporting periods beginning after August 13, 2003. The adoption of this standard is not expected to have a material impact on our consolidated balance sheet or statements of operations.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors detailed in the Risk Factors in Part I of our Annual Report on Form 10-K for the year ended December 31, 2002. Our actual results in future periods may be significantly different from any future performance suggested in this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Risks and uncertainties that may affect our results include, among others:

•	Disruptions in general economic activity due to global business and geopolitical conditions would adversely affect our revenues.

•	Our operations are affected by cyclical fluctuations with in the semiconductor and storage systems industries.

•	The price of our securities may be subject to wide fluctuations.

•	Our global operations expose the Company to numerous international business risks.

•	The high technology industry in which we operate is prone to intellectual property litigation.

•	We operate in highly competitive markets.

•	Our product and process development activities occur in a highly competitive environment characterized by rapid technological change.

•	There is uncertainty associated with our research and development investments, the development of new products and the timing and success of new product introductions.

•	We do not control the timing or size of orders for our products.

•	We are dependent on a limited number of customers.

•	The rate of depletion of customer inventory buildup can adversely affect our results.

•	We utilize indirect channels of distribution over which we have limited control.

•	We operate highly complex and costly manufacturing facilities.

•	We have significant capital requirements to maintain and grow our business.

•	Our manufacturing facilities are subject to disruption.

•	We outsource a substantial portion of wafers manufactured.

•	The continued availability of appropriate levels of manufacturing capacity.

•	We procure parts and raw materials from limited domestic and foreign sources.

•	We are exposed to fluctuations in interest rates and foreign currency exchange rates.

•	We may rely on capital and bank markets to provide liquidity.

•	We engage in acquisitions and alliances giving rise to economic and technological risks.

•	Improvement in results is dependent in part on the realization of benefits from the Company’s strategic relationships.

•	We must attract and retain key employees in a highly competitive environment.

•	Our achievement of revenue objectives and other financial targets.

•	We may not realize the cost savings we expect from the reduction in workforce and operating expenses.

•	Our corporate headquarters and some of our manufacturing facilities are located near major earthquake faults. As a result, in the event of a major earthquake, we could suffer damages that could significantly and adversely affect our operating results and financial condition.

•	We cannot guarantee the success of our new product offerings that we design in response to charging technology.

•	There are multiple factors that may make it more difficult for third parties to acquire us, and the rights of some shareholders could be adversely affected.

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

     In June 2002, we entered into interest rate swap transactions (the “Swaps”) with several investment banks to effectively convert fixed interest payments on a portion of our $1.1 billion Convertible Subordinated Notes to LIBOR-based floating rates. As of September 30, 2003, all of the Swaps have been terminated (see Note 5 of the Notes). All of our Convertible Subordinated Notes bear fixed interest rates (see Note 7 of the Notes).

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

     An interest rate move of 40 basis-points (10% of our weighted-average worldwide interest rate on outstanding debt in the nine months ended September 30, 2003) affecting our floating-rate financial instruments as of September 30, 2003, would not have a significant effect on our financial position, results of operations and cash flows over the next fiscal year, assuming that the investment balance remains consistent.

     There have been no significant changes in the foreign currency exchange risk or equity price risk during the nine months ended September 30, 2003, as compared to the discussion in Part II of our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

     Our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are aware that any system of control, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of this system are met, and that maintenance of disclosure controls and procedures is an ongoing process that may change over time.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     This information is included in Note 13 (“Legal Matters”) of the Notes to the Unaudited Consolidated Financial Statements, which information is incorporated herein by reference from Item 1 of Part I hereof.

Item 2. Changes in Securities and Use of Proceeds

     On September 18, 2003, the Company redeemed the balance of the 1999 Convertible Subordinated Notes (the “1999 Convertible Notes”) that were outstanding on that date. Cash of $173 million was paid to redeem the remaining 1999 Convertible Notes at a total redemption price of $1,008.86 per $1,000 principal amount of the notes consisting of $1,008.50 principal amount plus accrued interest of $0.36. A net pre-tax loss of $1 million was recognized, in interest income and other, net, on the redemption of the 1999 Convertible Notes. The pre-tax loss is net of the write-off of debt issuance costs and the remaining deferred gain on the terminated Swap (see Note 5 of the Notes).

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Furnished not filed.

(b) Reports on Form 8-K

     On July 7, 2003, the Company filed in part and furnished in part a Form 8-K pursuant to Items 5 and 9 to report information regarding its financial results for the fiscal quarter ended June 30, 2003 set forth in the Registrant’s news release dated June 30, 2003.

     On July 23, 2003, the Company furnished a Form 8-K pursuant to Items 7 and 9 to report information regarding its financial results for the fiscal quarter ended June 30, 2003 set forth in the Registrant’s news release dated July 23, 2003.

     On August 21, 2003, the Company filed a Form 8-K pursuant to Item 5 to report that it had called the remaining outstanding Convertible Subordinated Notes due in 2004 set forth in the Registrant’s news release dated August 19, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSI LOGIC CORPORATION
(Registrant)

Date: November 12, 2003	By	/s/ Bryon Look

Bryon Look
Executive Vice President &
Chief Financial Officer

INDEX TO EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities and Exchange Act Rules 13-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Furnished not filed.