Form 10-Q
period 2004-04-04
LSI LOGIC CORP
filed 2004-05-14
CIK 703360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

        (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 4, 2004

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

As of May 7, 2004, there were 382,109,210 shares of the registrant’s Common Stock, $.01 par value, outstanding.

LSI LOGIC CORPORATION
Form 10-Q
For the Quarter Ended March 31, 2004
INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

LSI LOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2004	2003
	(In thousands, except per-share amounts)
Assets
Cash and cash equivalents	$273,414	$269,682
Short-term investments	584,045	544,007
Accounts receivable, less allowances of $5,500 and $7,415	247,344	231,184
Inventories	205,652	198,517
Deferred tax assets	7,646	8,116
Prepaid expenses and other current assets	122,206	138,531

Total current assets	1,440,307	1,390,037
Property and equipment, net	464,520	481,489
Intangibles, net	165,219	161,236
Goodwill	968,747	968,483
Deferred tax assets	7,434	7,484
Non-current assets and deposits	297,468	318,176
Investment in equity securities	36,064	35,455
Other assets	83,836	85,541

Total assets	$3,463,595	$3,447,901

Liabilities and Stockholders’ Equity
Accounts payable	$88,643	$102,632
Accrued salaries, wages and benefits	73,596	75,968
Other accrued liabilities	176,677	153,857
Income taxes payable	56,870	58,417
Current portion of long-term obligations	380	377

Total current liabilities	396,166	391,251

Long-term debt and capital lease obligations	861,813	865,606
Other non-current liabilities	138,378	141,096

Total long-term obligations and other liabilities	1,000,191	1,006,702

Commitments and contingencies (Note 13)
Minority interest in subsidiary	6,755	7,498

Stockholders’ equity:
Preferred shares; $.01 par value; 2,000 shares authorized; none outstanding	—	—
Common stock; $.01 par value; 1,300,000 shares authorized; 382,033 and 381,491 shares outstanding	3,820	3,815
Additional paid-in capital	2,955,844	2,950,051
Deferred stock compensation	(25,263)	(24,839)
Accumulated deficit	(911,705)	(920,790)
Accumulated other comprehensive income	37,787	34,213

Total stockholders’ equity	2,060,483	2,042,450

Total liabilities and stockholders’ equity	$3,463,595	$3,447,901

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI LOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2004	2003
	(In thousands, except per share amounts)
Revenues	$452,357	$372,785
Cost of revenues	250,925	248,068

Gross profit	201,432	124,717
Research and development	108,941	115,127
Selling, general and administrative	61,158	57,629
Restructuring of operations and other items, net	(598)	35,666
Amortization of non-cash deferred stock compensation (*)	1,826	10,543
Amortization of intangibles	18,274	20,125

Income/(loss) from operations	11,831	(114,373)
Interest expense	(5,912)	(8,831)
Interest income and other, net	9,166	6,779

Income/(loss) before income taxes	15,085	(116,425)
Provision for income taxes	6,000	6,000

Net income/(loss)	$9,085	$(122,425)

Net income/(loss) per share:
Basic	$0.02	$(0.33)

Diluted	$0.02	$(0.33)

Shares used in computing per share amounts:
Basic	381,639	374,628

Diluted	389,882	374,628

(*) Amortization of non-cash deferred stock compensation, if not shown separately, would have been included in cost of revenues, research and development, and selling, general and administrative expenses, as shown below:

	Three months ended
	March 31,
	2004	2003
	(In thousands)
Cost of revenues	$50	$182
Research and development	1,181	8,150
Selling, general and administrative	595	2,211

Total	$1,826	$10,543

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI LOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Operating activities:
Net income/(loss)	$9,085	$(122,425)
Adjustments:
Depreciation and amortization	46,116	87,058
Amortization of non-cash deferred stock compensation	1,826	10,543
Non-cash restructuring and other items	2,229	29,754
Gain on sale and exchange of equity securities, loss on write-down	(3,000)	7,006
Gain on sale of property and equipment	(3,101)	(1,703)
Changes in deferred tax assets and liabilities	520	(410)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in acquisitions:
Accounts receivable	(15,368)	24,160
Inventories	(6,190)	(11,866)
Prepaid expenses and other assets	12,529	(336)
Accounts payable	(12,761)	(1,106)
Accrued and other liabilities	(21,778)	1,205

Net cash provided by operating activities	10,107	21,880

Investing activities:
Purchase of debt securities available-for-sale	(229,440)	(857,231)
Maturities and sales of debt securities available-for-sale	189,040	885,609
Purchase of equity securities	(2,250)	—
Purchase of property and equipment	(11,557)	(15,610)
Proceeds from sale of property and equipment	4,014	4,533
Proceeds from the sale-leaseback of equipment	—	160,000
Increase in non-current assets and deposits	(23)	(389,393)
Decrease in non-current assets and deposits	27,753	238,983
Acquisitions of companies, net of cash acquired	(4,777)	—
Increase in a payable to acquire a company	17,592	—

Net cash (used in)/provided by investing activities	(9,648)	26,891

Financing activities:
Repayment of debt obligations	(122)	(88)
Purchase of minority interest in subsidiary	(1,059)	—
Issuance of common stock	3,548	242

Net cash provided by financing activities	2,367	154

Effect of exchange rate changes on cash and cash equivalents	906	756

Increase in cash and cash equivalents	3,732	49,681

Cash and cash equivalents at beginning of period	269,682	448,847

Cash and cash equivalents at end of period	$273,414	$498,528

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI LOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

     In the opinion of LSI Logic Corporation (the “Company” or “LSI”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and restructuring and other items, net as discussed in Note 5 to the Unaudited Consolidated Financial Statements, hereafter referred to as the Notes), necessary to present fairly the financial information included herein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     For financial reporting purposes, the Company reports on a 13 or 14-week quarter with a year ending December 31. The current quarter ended April 4, 2004. For presentation purposes, the consolidated financial statements refer to the calendar quarters for convenience. The results of operations for the quarter ended April 4, 2004, are not necessarily indicative of the results to be expected for the full year. The current quarter ended April 4, 2004 was a 14-week quarter while the same quarter of the previous year was a 13-week quarter.

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

Recent Accounting Pronouncements

     In March 2004, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 03-06, “Participating Securities and the Two-class Method Under FASB Statement No. 128, Earnings Per Share.” EITF Issue No. 03-06 addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. This pronouncement is effective for fiscal periods beginning after March 31, 2004. The Company does not believe that the adoption of this standard will have a material impact on its computation of EPS.

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-01 provides guidance on recording other-than-temporary impairments of cost method investments and requires additional disclosures for those investments. The recognition and measurement guidance in EITF No. 03-01 should be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The disclosure requirements are effective for fiscal years ending after June 15, 2004 and are required only for annual periods. The Company does not believe that the adoption of this standard will have a material impact on its consolidated balance sheet or statement of operations.

     In December 2003, the Financial Accounting Standards Board (“FASB”) released a revision to FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A public entity shall apply the provisions of the FIN 46 revision no later than the end of the first reporting period that ends after March 15, 2004. However, a public entity shall apply FIN 46 to entities considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003. The adoption of this standard did not have a material impact on the consolidated balance sheet or statement of operations.

NOTE 2 — SEPARATION OF LSI LOGIC STORAGE SYSTEMS, INC.

     On November 13, 2003, the Company announced its intention to separate its wholly-owned subsidiary, Engenio Information Technologies, Inc. (“Engenio” or “Storage Systems segment”), and create an independent storage systems company. Engenio was formerly referred to as LSI Logic Storage Systems, Inc. The Company has entered into agreements to implement this separation and to address various arrangements between Engenio and the Company. On February 19, 2004, Engenio filed a registration statement on Form S-1 (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”). On March 31, 2004, Engenio filed Amendment No. 1 to the Registration Statement, and on May 10, 2004, Engenio filed Amendment No. 2 to the Registration Statement. The separation of Engenio from the Company, including the transfer of related assets, liabilities and intellectual property rights, was substantially completed in December 2003. At that time, the Company and Engenio entered into a Master Separation

Agreement, General Assignment and Assumption Agreement, Intellectual Property Agreement, Employee Matters Agreement and an Indemnification and Insurance Matters Agreement as more fully described in the Company’s Annual Report on Form 10-K. In March 2004, the Company and Engenio entered into the following additional agreements that further specify the terms of the separation.

     Tax Sharing Agreement. The Tax Sharing Agreement sets forth the principal arrangements between the Company and Engenio regarding the filing of tax returns, the payment of taxes and the conduct of tax audits or disputes. The Tax Sharing Agreement provides that Engenio’s stand-alone tax liability equals its taxable income multiplied by the highest corporate tax rate in effect for the year, modified by taking into account its losses and loss carryovers from prior years and, to the extent actually used, its credits. Engenio is obligated to pay the Company the amount of its stand-alone tax liability to the extent Engenio is included in any consolidated, combined or unitary tax return with the Company.

     Under the Tax Sharing Agreement, the Company is required to prepare and file all consolidated, combined or unitary tax returns of the Company and Engenio through the date that Engenio ceases to be a member of the Company’s consolidated or combined group, including the final consolidated federal income tax return. The Company has the right to review and consent to the federal and state income tax returns filed for the first tax year after Engenio ceases to be a member of the Company’s consolidated group, which may not be withheld unreasonably. In addition, the Company has sole and complete authority to control and resolve all tax audits and other disputes relating to any consolidated, combined or unitary returns filed by the Company. However, the Company may not enter into any dispute settlement that would materially increase Engenio’s liability under the Tax Sharing Agreement without Engenio’s consent, which cannot be withheld unreasonably.

     Transition Services Agreement. The Transition Services Agreement governs the provisions by the Company to Engenio of services such as finance, accounting and treasury, human resources, sales support, legal matters and information technology.

     Real Estate Matters Agreement. The Real Estate Matters Agreement describes the manner in which the Company will transfer to or share with Engenio various properties leased and owned by the Company. The agreement provides that all reasonable costs required to effect the transfers, including landlord consent fees and landlord attorneys’ fees, will be paid by the Company.

     Investor Rights Agreement. The Investor Rights Agreement provides for specified registration and other rights relating to the Company’s ownership of Engenio’s shares of Class B common stock.

     The Company currently plans to receive the net proceeds of the offering from Engenio in the form of a dividend and settlement of payables owed to the Company. The Company may sell shares of Engenio’s common stock in the public market or in private transactions, which may or may not include the sale of a controlling interest in Engenio.

     The Company currently intends to distribute to its stockholders, by the summer of 2005, all remaining shares of Engenio’s common stock held by the Company at such time. We will determine the timing, structure and all terms of the distribution, taking into account factors such as market conditions. Completion of the distribution would also be contingent upon the receipt of a favorable tax ruling from the Internal Revenue Service and/or a favorable opinion from the Company’s tax advisor as to the tax-free nature of the distribution for U.S. federal income tax purposes. The Company is not obligated to undertake the distribution, and the distribution may or may not occur by the contemplated time or at all.

NOTE 3 — BUSINESS COMBINATIONS

     Acquisition of Velio Communications. On April 2, 2004, the Company acquired Velio Communications, Inc. (“Velio”). The acquisition will expand product offerings for high-speed interconnect and switch fabric application specific standard products (“ASSPs”) in the global communications market within the Semiconductor segment. The acquisition was accounted for as a purchase of a business.

     The Company paid approximately $19.8 million in cash ($2.2 million was paid in the first quarter, and the remainder was paid early in the second quarter of 2004). The Company will also issue approximately 100,000 restricted common shares to certain Velio employees hired as part of the transaction. Resulting deferred stock compensation will be amortized over a vesting period of two years using the straight-line method. The total purchase price was allocated to the estimated fair value of net assets acquired based on management estimates as follows:

(In thousands)
Fair value of tangible net assets acquired	$1,783
Current technology	8,689
Customer base	8,689
Non-compete agreements	444
Existing purchase orders	200

Total purchase price excluding deferred stock compensation	19,805
Deferred stock compensation	1,000

Total purchase price	$20,805

     Useful life of intangible assets. The amounts allocated to current technology, customer base, non-compete agreements and existing purchase orders are being amortized over their estimated useful lives of 9 months to 5.5 years using the straight-line method.

     Pro forma statements of earnings information have not been presented because the effect of these acquisitions was not material either individually or on an aggregate basis.

NOTE 4 — STOCK-BASED COMPENSATION

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

	Three months ended
	March 31,
	2004	2003
	(In thousands, except per
	share amounts)
Net income/(loss), as reported	$9,085	$(122,425)
Add: Amortization of non-cash deferred stock compensation expense determined under the intrinsic value method as reported in net loss, net of related tax effects *	1,274	3,901
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(37,841)	(55,806)

Pro forma net loss **	$(27,482)	$(174,330)

Income/(loss) per share:
Basic-as reported	$0.02	$(0.33)
Basic-pro forma	$(0.07)	$(0.47)
Diluted-as reported	$0.02	$(0.33)
Diluted-pro forma	$(0.07)	$(0.47)

*	This amount excludes amortization of non-cash deferred stock compensation on restricted stock awards.

**	The amount for the three months ended March 31, 2003 has been adjusted to reflect higher calculated fair values for the Employee Stock Purchase Plan, which resulted in a 2% increase in the pro forma net loss in the first quarter of 2003.

NOTE 5 — RESTRUCTURING AND OTHER ITEMS

     The Company recorded a net gain of $0.6 million in restructuring of operations and other items during the first quarter of 2004, primarily in the Semiconductor segment. The Company recorded charges of $35.7 million for restructuring of operations and other items during the first quarter of 2003. For a complete discussion of the 2003 restructuring actions, please refer to the Company’s Annual Report on Form 10-K.

Restructuring and impairment of long-lived assets:

          First quarter of 2004:

     The Company recorded a gain of $3.3 million on the sale of fixed assets that had previously been held for sale and an expense of $1.1 million for the abandonment of fixed assets that had previously been held for sale. In addition, an expense of $1.1 million was recorded for the write-down of fixed assets due to impairment.

     An expense of $0.3 million was recorded to reflect the change in time value of accruals for facility lease termination costs, net of adjustments for changes in sublease assumptions for certain previously accrued facility lease termination costs. An expense of $0.2 million was recorded primarily for severance and termination benefits for four employees involved in research and development.

     The fair values of impaired equipment, facilities and intangible assets were estimated by management. Given that current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that the Company will realize the current net carrying value of the assets held for sale. The Company reassesses the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary. Assets held for sale of $28 million and $30 million were included as a component of prepaid expenses and other current assets as of March 31, 2004 and December 31, 2003, respectively. Assets classified as held for sale are not depreciated.

     The following table sets forth the Company’s restructuring reserves as of March 31, 2004, which are included in other accrued liabilities on the balance sheet:

	Balance at	Restructuring	Utilized	Balance at
	December	Expense	during Q1	March 31,
	31, 2003	Q1 2004	2004	2004
	(In thousands)
Write-down of excess assets (a)	$2,661	$(1,118)	$718	$2,261
Lease terminations and maintenance contracts (b)	21,021	252	(1,886)	19,387
Facility closure and other exit costs (c)	2,136	64	(782)	1,418
Payments to employees for severance (d)	874	204	(767)	311

Total	$26,692	$(598)	$(2,717)	$23,377

(a)	The amounts utilized in 2004 reflect $2.2 million of non-cash write-downs of long-lived assets in the U.S. due to impairment and $0.4 million in cash payments to decommission and sell assets, offset by $3.3 million realized gain on the sale of fixed assets previously held for sale. The write-downs of long-lived assets were accounted for as a reduction of the assets and did not result in a liability. The $2.3 million balance as of March 31, 2004, relates to machinery and equipment decommissioning costs in the U.S. and estimates of selling costs for assets held for sale and is expected to be utilized during 2004.

(b)	Amounts utilized represent cash payments. The balance remaining for primarily real estate lease terminations and maintenance contracts will be paid during the remaining terms of these contracts, which extend through 2011.

(c)	Amounts utilized represent cash payments. The balance remaining for facility closure and other exit costs will be paid during 2004.

(d)	Amounts utilized represent cash severance payments to fourteen employees during the three months ended March 31, 2004. The balance remaining for severance is expected to be paid by the end of the second quarter of 2004.

     NOTE 6 — INVESTMENTS

	March 31,	December 31,
	2004	2003
	(In thousands)
Available-for-sale debt securities
Asset and mortgage-backed securities	$352,202	$345,625
U.S. government and agency securities	157,289	104,173
Corporate and municipal debt securities	71,401	90,730
Auction rate preferred stock	3,153	3,150
Foreign debt securities	—	329

Total short-term investments	$584,045	$544,007

Long-term investment in equity securities	$36,064	$35,455

     An unrealized gain on available-for-sale securities of $7 million, net of the related tax effect of $4 million, and $8 million, net of the related tax effect of $4 million, was included in accumulated other comprehensive income as of March 31, 2004 and December 31, 2003, respectively. Net realized gains on sales of available-for-sale debt securities were $1 million and $7 million for the three months ended March 31, 2004 and 2003, respectively.

     For the quarter ended March 31, 2004, the Company realized a net pre-tax loss of $1 million related to losses from investments in non-marketable equity securities associated with certain investments in equity securities because management believed the decline in value was other than temporary. As of March 31, 2004, the carrying value of equity securities impaired during the first quarter of 2004 was $3 million. There were no impairments related to investments in marketable available-for-sale equity securities during the quarter ended March 31, 2004. The Company realized a $3 million pre-tax gain associated with marketable available-for-sale equity securities of a certain technology company that was acquired by another technology company during the quarter ended March 31, 2004.

     For the quarter ended March 31, 2003, the Company realized a net pre-tax loss of $3 million and $4 million associated with the decline in value of long-term investments in marketable and non-marketable equity securities, respectively. The decline in value was considered by management to be other than temporary. As of March 31, 2004, the carrying value of the non-marketable and marketable equity securities impaired during the first quarter of 2003 was $1 million and $4 million, respectively.

NOTE 7- DERIVATIVE FINANCIAL INSTRUMENTS

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

     The Company enters into forward contracts that are designated as foreign currency cash-flow hedges of forecasted payments in euros. Changes in the fair value of the forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in interest income and other, net. As of March 31, 2004 and December 31, 2003, the Company held forward contracts designated as foreign currency cash flow hedges of forecasted euro payment transactions that were set to expire over nine-month and twelve-month periods, respectively. For the three months ended March 31, 2004, the change in time value of these forward contracts was not significant. As of March 31, 2004, unrealized losses included in accumulated other comprehensive income, which will be reclassified to the income statement over the next nine months, were not significant. There were no unrealized gains or losses included in accumulated other comprehensive income as of December 31, 2003. The expense for the three months ended March 31, 2004 and the benefit for three months ended March 31, 2003 reclassified to the income statement was not significant. The Company did not record any gains or losses due to hedge ineffectiveness for the three months ended March 31, 2004 and 2003.

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

     In the second quarter of 2003, the Company entered into an interest rate swap transaction to effectively convert the LIBOR-based floating rate interest payments on the equipment operating leases discussed in Note 13 of the Notes, with an initial notional amount of $395 million, to a fixed interest rate (the “Lease Swap”). The Lease Swap qualifies to be accounted for as a cash flow hedge of the forecasted interest payments attributable to the benchmark interest rate on the equipment operating leases through September 2006. The unrealized gains or losses included in accumulated other comprehensive income will be reclassified to cost of revenues on a quarterly basis as lease payments are made. An unrealized loss of approximately $1 million, net of tax of $1 million was included in accumulated other comprehensive income as of March 31, 2004 and December 31, 2003, respectively, and is expected to be reclassified to cost of revenues within the next 12 months. The loss due to ineffectiveness recorded in interest income and other, net during the three months ended March 31, 2004 was not significant. Under the terms of the Lease Swap, the Company must provide collateral to match any mark-to-market exposure on the swap. As of March 31, 2004 and December 31, 2003, collateral of approximately $8 million was included in other long-term assets.

NOTE 8- BALANCE SHEET DETAIL

	March 31,	December 31,
	2004	2003
	(In thousands)
Cash and cash equivalents:
Cash in financial institutions	$86,402	$108,989
Cash equivalents	187,012	160,693

	$273,414	$269,682

Inventories:
Raw materials	$22,139	$15,352
Work-in-process	123,714	116,340
Finished goods	59,799	66,825

	$205,652	$198,517

Intangible assets, net of accumulated amortization:
Semiconductor segment	$144,452	$137,230
Storage Systems segment	20,767	24,006

	$165,219	$161,236

Goodwill:
Semiconductor segment	$888,114	$887,992
Storage Systems segment	80,633	80,491

	$968,747	$968,483

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

NOTE 9 — DEBT

		Interest	Conversion	March 31,	December 31,
	Maturity	Rate *	Price	2004	2003
				(In thousands)
2003 Convertible Subordinated Notes	2010	4.00%	$13.4200	$350,000	$350,000
2001 Convertible Subordinated Notes	2006	4.00%	$26.3390	490,000	490,000
Deferred gain on terminated swap				21,748	25,416
Capital lease obligations				445	567

				862,193	865,983
Current portion of long-term debt and capital lease obligations				(380)	(377)

Long-term debt and capital lease obligations				$861,813	$865,606

* The interest rate on a portion of the Convertible Subordinated Notes (“Convertible Notes”) was converted to floating rates through interest rate swaps. Interest rate swaps with a notional amount of $740 million were terminated in the second quarter of 2003. The weighted average interest rate on the Convertible Subordinated Notes, after adjusting for the impact of the interest rate swaps, for the three months ended March 31, 2004 and 2003, was 4.00% and 2.11%, respectively.

NOTE 10 — RECONCILIATION OF BASIC AND DILUTED INCOME/(LOSS) PER SHARE

     A reconciliation of the numerators and denominators of the basic and diluted loss per share computations is as follows:

	Three Months Ended March 31,
	2004			2003
			Per-Share			Per-Share
	Income*	Shares+	Amount	Loss*	Shares+	Amount
	(In thousands except per share amounts)
Basic EPS:
Net income/(loss) available to common stockholders	$9,085	381,639	$0.02	$(122,425)	374,628	$(0.33)

Stock options and restricted stock awards	—	8,243	—	—	—	—
Diluted EPS:
Net income/(loss) available to common stockholders	$9,085	389,882	$0.02	$(122,425)	374,628	$(0.33)

*      Numerator

+      Denominator

     Options to purchase 42,726,738 shares were outstanding at March 31, 2004 but were not included in the computation of diluted shares for the quarter ended March 31, 2004 because the exercise prices of these options were greater than the average market price of common shares for the quarter. The exercise price of these options ranged from $10.09 to $72.25 at March 31, 2004. Options to purchase 68,127,695 shares were outstanding at March 31 2003, and were excluded from the computation of diluted shares because of their antidilutive effect. The exercise price of these options ranged from $0.06 to $72.25 at March 31, 2003.

     Weighted average potentially dilutive shares of 44,684,052 associated with the 2003 and 2001 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on net income per share for the three months ended March 31, 2004. For the three months ended March 31, 2003, weighted average potentially dilutive shares of 44,808,851 associated with the

2001, 2000 and 1999 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on net loss per share.

NOTE 11 — COMPREHENSIVE INCOME/(LOSS)

     Comprehensive income/(loss) is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive income/(loss), net of taxes for the current reporting period and comparable period in the prior year is as follows:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Net income/(loss)	$9,085	$(122,425)
Change in unrealized gain on derivative instruments designated as and qualifying as cash-flow hedges	(903)	479
Change in unrealized gain on available-for-sale securities	(696)	257
Change in foreign currency translation adjustments	5,173	2,192

Comprehensive income/(loss)	$12,659	$(119,497)

NOTE 12 — SEGMENT REPORTING

     The Company operates in two reportable segments: the Semiconductor segment and the Storage Systems segment. The Storage Systems segment may also be referred to as Engenio. In the Semiconductor segment, the Company uses advanced process technology and comprehensive design methodologies to design, develop, manufacture and market highly complex integrated circuits. These system-on-a-chip solutions include application specific integrated circuits, commonly referred to as ASICs, RapidChip™ Platform ASICs and application specific standard products in silicon, or ASSPs. Semiconductor segment product offerings also include RAID host bus adapters and related products, and services. In the Storage Systems segment, the Company provides modular, high-performance, disk storage systems and sub-assemblies to server and storage original equipment manufacturers. The products of the Storage Systems segment are sold as complete storage systems or sub-assemblies configured from modular components, including storage controller modules, disk drive enclosure modules and related management software.

     The following is a summary of operations by segment for the three months ended March 31, 2004 and 2003:

	Three months ended March 31,
	2004	2003
	(In thousands)
Revenues:
Semiconductor	$336,898	$273,064
Storage Systems	115,459	99,721

Total	$452,357	$372,785

Income/(loss) from operations:
Semiconductor	$1,174	$(107,894)
Storage Systems	10,657	(6,479)

Total	$11,831	$(114,373)

     Intersegment revenues for the periods presented above were not significant. For the three months ended March 31, 2004, restructuring of operations and other items of a credit of $1 million is primarily included in the Semiconductor segment. For the three months ended March 31, 2003, restructuring of operations and other items of $21 million and $15 million were included in the Semiconductor segment and the Storage Systems segment, respectively.

     Significant Customers. The following table summarizes the number of our significant customers, each of whom accounted for 10% or more of our revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment:

	Three months ended March 31,
	2004	2003
Semiconductor segment:
Number of significant customers	—	1
Percentage of segment revenues	—	12%
Storage Systems segment:
Number of significant customers	3	3
Percentage of segment revenues	51%, 14%, 14%	41%, 15%, 13%
Consolidated:
Number of significant customers	1	1
Percentage of consolidated revenues	15%	13%

     The following is a summary of total assets by segment as of March 31, 2004 and December 31, 2003:

	March 31,	December 31,
	2004	2003
	(In thousands)
Total assets:
Semiconductor	$3,127,564	$3,115,610
Storage Systems	336,031	332,291

Total	$3,463,595	$3,447,901

     Revenues from domestic operations were $245 million, representing 54% of consolidated revenues for the three months ended March 31, 2004 compared to $207 million, representing 56% of consolidated revenues for the same period of 2003.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

     On March 28, 2003, the Company entered into two lease and security agreements, each with Bank of America, National Association (“BANA”), acting as the Lessor, and Wells Fargo Bank Northwest, as the Agent, for a total of $395 million for certain wafer fabrication equipment (the “Equipment”). The leases qualify for operating lease accounting treatment. As of March 31, 2004, the amount under both leases was fully drawn. Each lease has a term of 3.5 years with no option for renewal. The Company may, at the end of the lease term, return or purchase, at a pre-determined amount, all of the Equipment. The first lease was for $235 million and was for equipment that was previously on lease immediately prior to closing this transaction. In October 2003, BANA, with the Company’s approval, assigned its rights as Lessor on the first lease to Bank of the West. The second lease was for $160 million and was for Equipment that was sold to BANA and then immediately leased back in a transaction commonly referred to as a sale-leaseback. The Equipment sold had a book value of approximately $103 million. The resulting $57 million gain on the sale of the Equipment will be deferred until the end of the lease term and has been recorded as a non-current liability as of March 31, 2004. The Company has $340 million in cash that is posted as collateral for the leases. The lessor has access to the Company’s cash collateral only in the event of a default. Of this cash collateral, $51 million, representing the amount of cash collateral to be released in the next 12 months, is reflected in other current assets and the remaining cash collateral of $289 million is recorded in other non-current assets. In addition, the Company is required to maintain unrestricted cash and short-term investments reserves in an amount no less than $350 million. The Company was in compliance with this requirement as of March 31, 2004.

     The Company guarantees residual values related to leased equipment. As of March 31, 2004, its maximum potential exposure to residual value guarantees was approximately $163 million and the Company does not expect to have a loss on such guarantees. The fair value of the guarantee of the residual value of the equipment was determined using management estimates and was recorded as a non-current asset and liability each in the amount of $7 million as of March 31, 2004.

     In connection with the equipment operating leases described above, the Company entered into standby letters of credit for $63 million to expire at the end of the lease term. These instruments are off-balance sheet commitments to extend financial guarantees. The fair value of the letters of credit approximates the contract amount.

     No officer or employee of the Company has any financial interest in these leasing arrangements. The minimum lease payments, excluding the residual value guarantees, under the two lease agreements are $48 million, $62 million and $45 million in 2004, 2005 and 2006, respectively.

     The Company leases the majority of its facilities under non-cancelable operating leases, which expire through 2014. The facility lease agreements typically provide for base rental rates that are increased at various times during the terms of the lease and for renewal options at the fair market rental value. The Company renegotiated the existing lease agreements for five buildings located in California in the first quarter of 2004. The future minimum payments for these renegotiated building leases will be $2 million, $3 million, $4 million, $4 million, $4 million and $20 million for the years ending December 31, 2004, 2005, 2006, 2007, 2008 and thereafter, respectively.

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

NOTE 14 — LEGAL MATTERS

     In February 1999, a lawsuit alleging patent infringement was filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation, Limited Partnership (“Lemelson”) against 88 electronics industry companies, including us. The case number is CIV990377PHXRGS. The patents involved in this lawsuit are alleged to relate to semiconductor manufacturing and computer imaging, including the use of bar coding for automatic identification of articles. The plaintiff sought an infringement judgment, an injunction, treble damages, attorneys’ fees and further relief as the court may provide. In September 1999, the Company filed an answer denying infringement, raising affirmative defenses and asserting a counterclaim for declaratory judgment of non-infringement, invalidity and unenforceability of Lemelson’s patents. As of March 1, 2004, the discovery phase was continuing. Initial patent claim construction briefs have been served. As of this time, no claim construction hearing or trial date has been set. While the Company cannot make any assurance regarding the eventual resolution of this matter, the Company does not believe it will have a material adverse effect on the consolidated results of operations or financial condition.

     On June 14, 2002, Plasma Physics Corporation (“Plasma Physics”) filed suit against the Company in the Eastern District of New York, alleging that the Company is willfully and deliberately infringing two U.S. patents. LSI was served with the lawsuit in December of 2002. The case is number CV 02-3462 (LDW) (WDW). The two Plasma Physics patent numbers are 5,470,784 and 6,245,648. No specific Company products were identified in the complaint. The plaintiff sought an infringement judgment, an injunction, treble damages, attorneys’ fees and further relief as the court may provide. Similar lawsuits were also filed at the same time against several other corporations. In January of 2003, the Company answered the complaint denying infringement, asserting affirmative defenses and asserting counterclaims for judgments declaring patent non-infringement, declaring patent invalidity, and declaring the patents unenforceable. The parties currently are to be prepared for trial by July 19, 2004. While the Company cannot make any assurance regarding the eventual resolution of this matter, the Company does not believe it will have a material adverse effect on the consolidated results of operations or financial condition.

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

OVERVIEW

     Revenues for the quarter ended March 31, 2004, were approximately $452.4 million compared to revenues of $462.8 million and $372.8 million for the quarters ended December 31, 2003 and March 31, 2003, respectively. We reported net income of 2 cents per diluted share for each of the quarters ended March 31, 2004 and December 31, 2003. We reported a net loss of 33 cents per diluted share for the quarter ended March 31, 2003. In 2003, we were still recovering from the economic downturn that began in 2001. In the second quarter of 2004, we expect total consolidated revenues to increase to a range of $455 million to $470 million. We expect our net income per diluted share to be $0.01 to $0.03 in the second quarter of 2004.

     For the first quarter of 2004, operating cash flows were positive and cash and short-term investments increased to $857.5 million, up from $813.7 million at December 31, 2003.

     Separation of our Storage Systems business. On November 13, 2003, we announced our intention to separate our storage systems operations — Engenio Information Technologies, Inc. (“Engenio” or “Storage Systems segment”) and create an independent storage systems company. Engenio was formerly referred to as LSI Logic Storage Systems, Inc. We have entered into agreements to implement this separation and to address various arrangements between Engenio and us. A more comprehensive discussion of the separation agreements is set forth in Note 2 of the Notes. On February 19, 2004, Engenio filed a Registration Statement on Form S-1, (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”). On March 31, 2004, Engenio filed Amendment No. 1 to the Registration Statement, and on May 10, 2004, Engenio filed Amendment No. 2 to the Registration Statement. If the initial public offering is completed as currently intended, we plan to receive the net cash proceeds from the offering from Engenio in the form of a dividend and settlement of payables owed to us. We may sell shares of Engenio’s common stock in the public market or in private transactions, which may or may not include the sale of a controlling interest in Engenio.

     We currently intend to distribute to our stockholders, by the summer of 2005, all remaining shares of Engenio’s common stock held by us at such time. We will determine the timing, structure and all terms of the distribution, taking into account factors such as market conditions. Completion of the distribution would also be contingent upon the receipt of a favorable tax ruling from the Internal Revenue Service and/or a favorable opinion from our tax advisor as to the tax-free nature of the distribution for U.S. federal income tax purposes. We are not obligated to undertake the distribution, and the distribution may or may not occur by the contemplated time or at all.

     Significant acquisition. We are continually exploring strategic acquisitions that build upon our existing library of intellectual property, human capital and engineering talent, and increase our leadership position in the markets in which we operate. We acquired Velio Communications, Inc. (“Velio”) during the first quarter of 2004 that was accounted for as a purchase of a business and, accordingly, the estimated fair value of assets acquired and liabilities assumed and the results of operations were included in our Consolidated Financial Statements as of the effective date of the acquisition. The transaction is summarized in the table below. There were no significant differences between our accounting policies and those of the company acquired. (See Note 3 of the Notes.)

Fair Value of
Entity Name;				Tangible Net
Segment Included in;		Total		Assets/				Deferred
Description of Acquired		Purchase	Type of	(Liabilities)		Amortizable		Stock
Business	Acquisition Date	Price	Consideration	Acquired	Goodwill	Intangible Assets	IPR&D	Compensation
(in millions)
Velio Communications, Inc; Semiconductor segment; High-speed interconnect and switch fabric application specific standard products	April 2, 2004	$20.8	$19.8 cash; and 0.1 million restricted common shares	$1.8	—	$18.0	—	$1.0

     Where more than one significant factor contributed to changes in results from year to year, we have quantified such factors throughout the Management’s Discussion & Analysis, where practicable.

RESULTS OF OPERATIONS

  Revenues:

	Three months ended
	Mar. 31, 2004	Dec. 31, 2003	Mar. 31, 2003
		(in millions)
Semiconductor segment	$336.9	$344.0	$273.1
Storage Systems segment	115.5	118.8	99.7

Consolidated	$452.4	$462.8	$372.8

There were no significant intersegment revenues during the periods presented.

     First quarter of 2004 compared to the fourth quarter of 2003

     Total consolidated revenues for the first quarter of 2004 decreased $10.4 million or 2% from the fourth quarter of 2003.

     Revenues for the Semiconductor segment decreased $7.1 million or 2% in the first quarter of 2004 as compared to the previous quarter. The decrease is primarily attributable to a seasonal decline in demand for semiconductors used in certain consumer product applications such as video game consoles. The decline in revenues was partially offset by increased demand for semiconductors used in storage component applications, such as disk drive solutions, and certain other consumer product applications, such as DVD-recordable.

     Revenues for the Storage Systems segment decreased $3.3 million or 3% from the fourth quarter of 2003.

     Three months ended March 31, 2004 compared to the same period of 2003

     Total consolidated revenues for the first quarter of 2004 increased $79.6 million or 21% as compared to the first quarter of 2003.

     Revenues for the Semiconductor segment increased $63.8 million or 23% for the first quarter of 2004 as compared to the same period of the previous year. The increase in revenues is primarily attributable to increased demand for semiconductors used in storage component applications, such as disk drive solutions, Ultra 320 SCSI standard products and Host Bus Adapters (“HBAs”), semiconductors used in certain consumer product applications, such as DVD-recordable and digital audio, and increased demand for semiconductors used in communications product applications, such as Ethernet switching and metro networking products. The above noted increases in revenues were partially offset by lower demand for semiconductors used in certain other consumer product applications, such as video games.

     Revenues for the Storage Systems segment increased $15.8 million or 16% for the first quarter of 2004 from the same period of 2003. The increase was due to a significant increase in revenues from IBM by 45% from the first quarter of 2003 to the first quarter of 2004. As a percentage of Storage Systems segment’s revenues, revenues from IBM increased from 41% in the first quarter of 2003 to 51% in the first quarter of 2004. The increase in revenues from IBM was primarily due to growth in demand for our controller and related enclosure products. Aggregate revenues from StorageTek and the Teradata division of NCR also increased by $4.2 million in the first quarter of 2004 as compared to the first quarter of 2003 primarily as a result of two large shipments for controller and related enclosure products.

     Significant Customers. The following table summarizes the number of our significant customers, each of whom accounted for 10% or more of our revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment:

	Three months ended March 31,
	2004	2003
Semiconductor segment:
Number of significant customers	—	1
Percentage of segment revenues	—	12%
Storage Systems segment:
Number of significant customers	3	3
Percentage of segment revenues	51%, 14%, 14%	41%, 15%, 13%
Consolidated:
Number of significant customers	1	1
Percentage of consolidated revenues	15%	13%

Revenues by geography. The following table summarizes our revenues by geography:

	Three months ended
	Mar. 31, 2004	Dec. 31, 2003	Mar. 31, 2003
		(in millions)
Revenues:
North America	$244.8	$230.6	$206.9
Asia, including Japan	164.7	190.1	124.9
Europe	42.9	42.1	41.0

Total	$452.4	$462.8	$372.8

     In the first quarter of 2004, revenues increased in North America mainly as a result of growth in demand for semiconductors used in storage component product applications as compared to the fourth and first quarters of 2003. The decline in revenues in Asia, including Japan for the first quarter of 2004 compared to the fourth quarter of 2003 is mainly due to a seasonal decline in demand for our semiconductors used in consumer product applications, such as video games. The increase in revenues in Asia, including Japan, in the first quarter of 2004, as compared to first quarter of 2003, is primarily attributable to higher demand for semiconductors used in storage component and other consumer product applications.

Operating costs and expenses. Key elements of the consolidated statements of operations for the respective segments are as follows:

Gross profit margin:

	Three months ended
	Mar. 31, 2004	Dec. 31, 2003	Mar. 31, 2003
		(in millions)
Semiconductor segment	$156.2	$155.4	$88.5
Percentage of segment revenues	46%	45%	32%
Storage Systems segment	$45.2	$43.4	$36.2
Percentage of segment revenues	39%	37%	36%

Consolidated	$201.4	$198.8	$124.7

Percentage of total revenues	45%	43%	33%

  First quarter of 2004 compared to the fourth quarter of 2003

     The consolidated gross profit margin as a percentage of revenues increased to 45% in the first quarter of 2004 from 43% in the fourth quarter of 2003.

     The gross profit margin as a percentage of revenues for the Semiconductor segment increased to 46% in the first quarter of 2004 from 45% in the fourth quarter of 2003. The improvement in gross profit margin for the semiconductor segment was primarily attributable to the following factors:

•	Improved efficiencies and higher utilization in the Gresham manufacturing facility;

•	A reduction in cost of revenues as a result of the sale of our Japanese manufacturing facility in the fourth quarter of 2003;

•	Lower charges for obsolete and unmarketable inventories in the first quarter of 2004 as compared to the fourth quarter of 2003; and

•	A favorable shift to selling more relatively higher margin products.

     The favorable impacts on gross profit margin in the Semiconductor segment were partially offset by lower sales of previously reserved inventory in the first quarter of 2004, as compared to the fourth quarter of 2003.

        The gross profit margin as a percentage of revenues for the Storage Systems segment increased to 39% in the first quarter of 2004 from 37% in the fourth quarter of 2003.

     We expect our consolidated gross profit margin to be in the range of 45% to 46% in the second quarter of 2004, compared to 45% for the first quarter of 2004.

  Three months ended March 31, 2004 compared to the same period of 2003

       The consolidated gross profit margin as a percentage of revenues increased to 45% in the first quarter of 2004 from 33% in the first quarter of 2003.

     The gross profit margin as a percentage of revenues for the Semiconductor segment increased to 46% in the first quarter of 2004 from 32% in the first quarter of 2003. The improvement in gross profit margin for the Semiconductor segment was primarily attributable to the following factors:

•	Higher revenues and a favorable shift to selling products with higher margins in the first quarter of 2004 as compared to the first quarter of 2003;

•	Lower manufacturing variances in the Gresham manufacturing facility associated with yield improvements, improved operating efficiencies and better utilization; and

•	Lower cost of revenues as a result of the sale of our Japanese manufacturing facility in the fourth quarter of 2003.

     The gross profit margin as a percentage of revenues for the Storage Systems segment increased to 39% in the first quarter of 2004 from 36% in the first quarter of 2003. The improvement in gross profit margin as a percentage of Storage Systems segment revenues is primarily a result of a reduction in the amortization of capitalized software due to the restructuring actions taken during the first quarter of 2003, lower charges for warranties and lower charges for excess and obsolete inventory during the first quarter of 2004 as compared to the same period of 2003.

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

     Our operating environment, combined with the resources required to operate in the Semiconductor and Storage Systems industries, require that we manage a variety of factors. These factors include, among other things:

•	Competitive pricing pressures;

•	Product mix;

•	Factory capacity and utilization;

•	Manufacturing yields;

•	Availability of certain raw materials;

•	Terms negotiated with third-party subcontractors; and

•	Foreign currency fluctuations.

     These and other factors could have a significant effect on our gross profit margin in future periods.

Research and development:

	Three months ended
	Mar. 31, 2004	Dec. 31, 2003	Mar. 31, 2003
		(in millions)
Semiconductor segment	$94.8	$89.6	$105.1
Percentage of segment revenues	28%	26%	38%
Storage Systems segment	$14.1	$12.8	$10.0
Percentage of segment revenues	12%	11%	10%

Consolidated	$108.9	$102.4	$115.1

Percentage of revenues	24%	22%	31%

     First quarter of 2004 compared to the fourth quarter of 2003

     Research and development (“R&D”) expenses increased $6.5 million or 6% in the first quarter of 2004 as compared to the fourth quarter of 2003 on a consolidated basis. As a percentage of revenues, consolidated R&D expenses increased to 24% in the first quarter of 2004 from 22% in the fourth quarter of 2003.

     R&D expenses in the Semiconductor segment increased $5.2 million or 6% in the first quarter of 2004 as compared to the fourth quarter of 2003. The increase in R&D expenses for the Semiconductor segment is primarily due to increased spending for advanced sub-micron process technologies including the RapidChip platform infrastructure and increased compensation-related costs.

     As discussed above, we continued the build-out of the RapidChip platform infrastructure in the first quarter of 2004. Products utilizing RapidChip technology combine the high-density, high-performance and proven intellectual property benefits of cell-based ASICs with the advantages of lower development costs and faster time to market. We expect products utilizing RapidChip technology to have performance comparable to cell-based ASICs at a cost significantly lower than Field Programmable Gate Arrays (“FPGAs”). Markets for our RapidChip platform ASIC solutions will include communications, storage, consumer, industrial and others. Our customer base for RapidChip technology encompasses a range from small start-up companies to major system OEMs throughout all of our geographic markets. We shipped our first RapidChip platform products in the fourth quarter of 2003. Design wins and product shipments for RapidChip platform products continued to increase in the first quarter of 2004.

     R&D expenses for the Semiconductor segment increased to 28% of revenues in the first quarter of 2004 from 26% in the fourth quarter of 2003. This is a result of lower revenues and higher R&D expenses for the first quarter of 2004 as compared to the fourth quarter of 2003.

     R&D expenses in the Storage Systems segment increased $1.3 million or 10% in the first quarter of 2004 as compared to the fourth quarter of 2003.

     Three months ended March 31, 2004 compared to the same period of 2003

     R&D expenses, on a consolidated basis, decreased $6.2 million or 5% during the first quarter of 2004 as compared to the first quarter of 2003. As a percentage of revenues, consolidated R&D expenses decreased to 24% in the first quarter of 2004 from 31% in the same quarter of 2003.

     R&D expenses for the Semiconductor segment decreased $10.3 million or 10% in the first quarter of 2004 as compared to the same period of 2003. The decrease in R&D expenses for the Semiconductor segment is primarily a result of benefits from the cost-cutting measures implemented as part of the restructuring actions of 2003 (see Note 5 of the Notes).

     For the Semiconductor segment, R&D expenses as a percentage of revenues decreased to 28% in the first quarter of 2004 from 38% in the same period of 2003. The decrease in R&D expenses as a percentage of revenues for the Semiconductor segment is a result of higher revenues and lower R&D expenses in the first quarter of 2004 as compared to the same period of 2003.

     R&D expenses for the Storage Systems segment increased by $4.1 million or 41% in the first quarter of 2004 as compared to the same period of 2003 primarily as a result of increased compensation-related costs due to increased headcount and related expenses and higher expenses for outside service providers related to development programs. R&D expenses as a percentage of revenues for the Storage Systems segment increased to 12% in the first quarter of 2004 from 10% in the same quarter of 2003.

     Selling, general and administrative:

	Three months ended
	Mar. 31, 2004	Dec. 31, 2003	Mar. 31, 2003
		(in millions)
Semiconductor segment	$43.9	$45.8	$42.9
Percentage of segment revenues	13%	13%	16%
Storage Systems segment	$17.3	$16.1	$14.7
Percentage of segment revenues	15%	14%	15%

Consolidated	$61.2	$61.9	$57.6

Percentage of revenues	14%	13%	15%

     First quarter of 2004 compared to the fourth quarter of 2003

     Selling, general and administrative (“SG&A”) expenses decreased $0.7 million or 1% during the first quarter of 2004 from the fourth quarter of 2003 on a consolidated basis. As a percentage of revenues, consolidated SG&A expenses increased to 14% in the first quarter of 2004 from 13% in the fourth quarter of 2003.

     SG&A expenses for the Semiconductor segment decreased $1.9 million or 4% in the first quarter of 2004 as compared to the fourth quarter of 2003. For the Semiconductor segment, SG&A expenses, as a percentage of revenues, remained unchanged at 13% in the first quarter of 2004 as compared with the fourth quarter of 2003.

     SG&A expenses for the Storage Systems segment increased $1.2 million or 7% when comparing the first quarter of 2004 to the fourth quarter of 2003.

     Three months ended March 31, 2004 compared to the same period of 2003

     Consolidated SG&A expenses increased $3.6 million or 6% during the first quarter of 2004 as compared to the first quarter of 2003. As a percentage of revenues, SG&A expenses decreased to 14% in the first quarter of 2004 as compared with 15% during the same period of 2003 on a consolidated basis.

     SG&A expenses for the Semiconductor segment increased $1.0 million or 2% during the first quarter of 2004 as compared to the same period of 2003. The increase in the Semiconductor segment was primarily attributable to higher compensation related expenses offset in part by lower depreciation expense. For the Semiconductor segment, SG&A expenses as a percentage of revenues decreased to 13% from 16% over the same period. The decreases in SG&A expenses as a percentage of revenues is a result of higher revenues offset in part by higher SG&A expenses in the first quarter of 2004 as compared to the same quarter of 2003, as discussed above.

     SG&A expenses for the Storage Systems segment increased $2.6 million or 18% in the first quarter of 2004 as compared to the same period of 2003. The increase is primarily due to higher compensation-related costs. These increases are the result of employees hired for customer training, customer engineering support and administrative employees hired in anticipation of the potential initial public offering of Engenio’s common stock. For the Storage Systems segment, SG&A expenses as a percentage of revenues remained unchanged at 15% in the first quarter of 2004 as compared to the same period of 2003.

     Restructuring of operations and other items: We recorded a net gain of $0.6 million in restructuring of operations and other items during the first quarter of 2004, which was primarily associated with the Semiconductor segment. We recorded charges of $35.7 million for restructuring of operations and other items during the first quarter of 2003. For a complete discussion of the 2003 restructuring actions, please refer to our Annual Report on Form 10-K.

     Restructuring and impairment of long-lived assets:

          First quarter of 2004:

     We recorded a gain of $3.3 million on the sale of fixed assets that had previously been held for sale and an expense of $1.1 million for the abandonment of fixed assets that had previously been held for sale. In addition, an expense of $1.1 million was recorded for the write-down of fixed assets due to impairment.

     An expense of $0.3 million was recorded to reflect the change in time value of accruals for facility lease termination costs, net of adjustments for changes in sublease assumptions for certain previously accrued facility lease termination costs. An expense of $0.2 million was recorded primarily for severance and termination benefits for four employees involved in research and development.

     The fair values of impaired equipment, facilities and intangible assets were estimated by management. Given that current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that we will realize the current net carrying value of the assets held for sale. We reassess the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary. Assets held for sale of $28 million and $30 million were included as a component of prepaid expenses and other current assets as of March 31, 2004 and December 31, 2003, respectively. Assets classified as held for sale are not depreciated.

     The following table sets forth our restructuring reserves as of March 31, 2004, which are included in other accrued liabilities on the balance sheet:

	Balance at	Restructuring	Utilized	Balance at
	December	Expense	during Q1	March 31,
	31, 2003	Q1 2004	2004	2004
		(In thousands)
Write-down of excess assets (a)	$2,661	$(1,118)	$718	$2,261
Lease terminations and maintenance contracts (b)	21,021	252	(1,886)	19,387
Facility closure and other exit costs (c)	2,136	64	(782)	1,418
Payments to employees for severance (d)	874	204	(767)	311

Total	$26,692	$(598)	$(2,717)	$23,377

(a)	The amounts utilized in 2004 reflect $2.2 million of non-cash write-downs of long-lived assets in the U.S. due to impairment and $0.4 million in cash payments to decommission and sell assets, offset by $3.3 million realized gain on the sale of fixed assets previously held for sale. The write-downs of long-lived assets were accounted for as a reduction of the assets and did not result in a liability. The $2.3 million balance as of March 31, 2004, relates to machinery and equipment decommissioning costs in the U.S. and estimates of selling costs for assets held for sale and is expected to be utilized during 2004.

(b)	Amounts utilized represent cash payments. The balance remaining for primarily real estate lease terminations and maintenance contracts will be paid during the remaining terms of these contracts, which extend through 2011.

(c)	Amounts utilized represent cash payments. The balance remaining for facility closure and other exit costs will be paid during 2004.

(d)	Amounts utilized represent cash severance payments to fourteen employees during the three months ended March 31, 2004. The balance remaining for severance is expected to be paid by the end of the second quarter of 2004.

     Amortization of non-cash deferred stock compensation: Amortization of non-cash deferred stock compensation was $1.8 million for the three months ended March 31, 2004, $3.2 million for the fourth quarter of 2003 and $10.5 million for the three months ended March 31, 2003. The acquisitions for which deferred stock compensation and related amortization were recorded consisted primarily of the Velio transaction in the first quarter of 2004 (See Note 3 of the Notes), an acquisition in the fourth quarter of 2002, C-Cube and the RAID business from AMI in 2001, and the acquisition of DataPath in 2000. We also recorded non-cash deferred stock compensation for restricted shares issued to an employee of Engenio during the first quarter of 2004. We amortize deferred stock compensation ratably over the related vesting periods. Deferred stock compensation is adjusted to reflect the departure of any employee prior to vesting.

     Amortization of intangibles: Amortization of intangible assets was $18.3 million and $17.8 million for the first quarter of 2004 and fourth quarter of 2003, respectively. No amortization expense was recorded in the first quarter of 2004 related to the intangible assets acquired from Velio as they were acquired on the last day of the first quarter of 2004.

     Amortization of intangible assets for the first quarter of 2004 decreased from $20.1 million for the same period in 2003. Amortization decreased as a result of the write-down in the first quarter of 2003 of $15.1 million of intangible assets in the Semiconductor segment and $9.0 million of intangible assets in the Storage Systems segment. In the third quarter of 2003 we wrote-down an additional $21.0 million of intangible assets originally acquired in connection with the acquisition of C-Cube Microsystems, which was added to our Semiconductor segment in the second quarter of 2001. The charges were recorded in restructuring and other items, net in 2003. These decreases were offset in part by amortization of intangible assets acquired in the first quarter of 2004. As of March 31, 2004, we had approximately $165.2 million of intangible assets, net of accumulated amortization that will continue to amortize.

     We monitor the recoverability of goodwill recorded in connection with acquisitions annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment, if any, would be determined in accordance with SFAS No. 142, which uses a fair value model for determining the carrying value of goodwill. We plan to perform our annual impairment review in the fourth quarter of 2004.

     Interest expense: Interest expense decreased by $1.7 million to $5.9 million in the first quarter of 2004 from $7.6 million in the fourth quarter of 2003. The decrease is due to the redemption of the $250.0 million of the 2000 Convertible Subordinated Notes (“Convertible Notes”) at the end of the fourth quarter of 2003. Interest expense decreased by $2.9 million to $5.9 million during the three months ended March 31, 2004 from $8.8 million during the same period in 2003. The decrease is due to the repurchase/redemption of $710.0 million of Convertible Notes during 2003 and changes in the benefit received from the interest rate swaps before/after termination, offset by the issuance of $350.0 million of Convertible Notes during the second quarter of 2003.

     Interest income and other, net: Interest income and other, net, was $9.2 million in the first quarter of 2004 as compared to $3.7 million in the fourth quarter of 2003. Interest income increased to $5.4 million in the first quarter of 2004 from $3.6 million in the fourth quarter of 2003. The increase in interest income is mainly due to higher interest rates on our short-term investments. Other income, net of $3.8 million in the first quarter of 2004 included a pre-tax gain of $3.0 million associated with our investment in marketable available-for-sale equity securities of a certain technology company that was acquired by another publicly traded technology company during the first quarter of 2004, and other miscellaneous items. In the fourth quarter of 2003, other income, net of $0.2 million was comprised of various items that were individually insignificant.

     In the first quarter of 2003, interest income and other, net, was $6.8 million. Interest income decreased to $5.4 million in the first quarter of 2004 from $12.4 million in the first quarter of 2003. The decrease in interest income is mainly due to lower realized gains on the sale of short-term investments in the first quarter of 2004 as compared to the first quarter of 2003. Other expense, net, of $5.6 million in the first quarter of 2003 included write-downs of two investments in equity securities by $7.0 million due to impairment considered by management to be other than temporary (see Note 6 of the Notes), offset in part by net gains on foreign exchange and the sale of miscellaneous assets.

     Provision for income taxes: During each of the three months ended March 31, 2004 and December 31, 2003 we recorded an income tax expense of $6.0 million, respectively. The expense relates to foreign income taxes and U.S. alternative minimum taxes. Income taxes within the U.S. have been partially offset by the utilization of current foreign tax and research and development tax credits. For the three months ended March 31, 2003, we recorded an income tax expense of $6.0 million. The expense relates to foreign income taxes. Excluding certain foreign jurisdictions, the future benefit of temporary differences, including operating losses, is not being recognized.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

     Cash, cash equivalents and short-term investments increased to $857.5 million at March 31, 2004, from $813.7 million at December 31, 2003. As described below, the increase is mainly due to net cash inflows from operating and financing activities, and net cash inflows from investing activities excluding purchases of short-term investments in debt securities available for sale, net of sales and maturities.

     Working capital. Working capital increased by $45.4 million to $1.0 billion at March 31, 2004, from $998.8 million at December 31, 2003. Working capital was impacted by the following activities during the three months ended March 31, 2004:

•	Cash, cash equivalents and short-term investments increased by $43.8 million at March 31, 2004, as compared to December 31, 2003;

•	Accounts receivable increased by $16.1 million to $247.3 million at March 31, 2004 from $231.2 at December 31, 2003. The increase is mainly attributable to the timing of the shipments and collections in the quarter;

•	Accounts payable decreased by $14.0 million due to timing of invoice receipt and payments;

•	Inventories increased by $7.2 million to $205.7 million as of March 31, 2004 from $198.5 million as of December 31, 2003. This is mainly due to the purchase of raw materials toward the end of the first quarter of 2004 in anticipation of inventory to be required in the second quarter of 2004;

•	Accrued salaries, wages and benefits decreased by $2.4 million; and

•	Income taxes payable decreased by $1.5 million due to the timing of tax payments made and income tax provision recorded in the three months ended March 31, 2004.

The increase in working capital was offset, in part, by the following:

•	Prepaid expenses and other current assets deceased by $16.3 million primarily due to a $7.0 million decrease in the current portion of collateral balance on the equipment operating leases (see Note 13 of the Notes), a $6.1 million decrease in other receivables due to the receipt of an income tax refund in the first quarter of 2004, a $1.8 million decrease in assets held for sale due to sales and other retirements (see Note 5 of the Notes), and the amortization of prepaid software licenses; and

•	Other accrued liabilities increased $22.8 million mainly due to an increase in a payable of $17.6 million for cash to be paid in the second quarter of 2004 for the acquisition of Velio (see Note 3 of the Notes), and higher accrued interest on our Convertible Subordinated Notes due to timing of interest payments.

     Cash and cash equivalents generated from operating activities. During the three months ended March 31, 2004, we generated $10.1 million of net cash and cash equivalents from operating activities compared to $21.9 million generated in the same period of 2003. Cash and cash equivalents generated by operating activities for the three months ended March 31, 2004 were the result of the following:

•	Higher income (before depreciation and amortization, non-cash restructuring and other items, amortization of non-cash deferred stock compensation, gains on sale and exchange of equity securities, loss on write-down of equity securities, and gains on the sale of property and equipment) over the three months ended March 31, 2004 as compared to the same period in 2003, offset by lower net changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations. The non-cash items and other non-operating adjustments are quantified in our Consolidated Statements of Cash Flows included in this Current report on Form 10-Q; and

•	Changes in working capital components from December 31, 2003 to March 31, 2004 as discussed above.

     Cash and cash equivalents used in investing activities. Cash and cash equivalents used in investing activities were $9.6 million for the three months ended March 31, 2004, compared to $26.9 million provided by investing activities in the same period in 2003. The primary investing activities during the three months ended March 31, 2004 were as follows:

•	Purchases of debt and equity securities available for sale, net of sales and maturities;

•	Purchases of property and equipment during the three months ended March 31, 2004;

•	Proceeds from the sale of property and equipment;

•	$4.8 million cash paid for acquisitions;

•	An increase in a payable by $17.6 million for cash to be paid in the second quarter of 2004 for the acquisition of Velio (see Note 3 of the Notes); and

•	Lower non-current assets and deposits in the three months ended March 31, 2004, primarily as a result of the refund of collateral from the equipment operating lease (see Note 13 of the Notes) and a terminated letter of credit during the first quarter of 2004.

     We believe that maintaining technological leadership in the highly competitive worldwide semiconductor manufacturing industry requires access to advanced manufacturing capacity. Our focus is on establishing strategic supplier alliances with foundry semiconductor manufacturers, which enables us to supplement internal manufacturing capability with additional external manufacturing capacity, and reduces our capital spending requirements. We expect capital expenditures to be approximately $100 million in 2004.

     Cash and cash equivalents provided by financing activities. Cash and cash equivalents provided by financing activities during the three months ended March 31, 2004 were $2.4 million as compared to $0.2 million in the same period in 2003. The increase is primarily attributable to higher cash proceeds from issuance of common stock under our employee stock option plans.

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

     On February 19, 2004, Engenio filed a registration statement on Form S-1 (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”). On March 31, 2004, Engenio filed Amendment No. 1 to the Registration Statement, and on May 10,

2004, Engenio filed Amendment No. 2 to the Registration Statement. If the initial public offering is completed as currently intended, we plan to receive the net cash proceeds from the offering from Engenio in the form of a dividend and settlement of payables owed to us. We may sell shares of Engenio’s common stock in the public market or in private transactions, which may or may not include the sale of a controlling interest in Engenio.

     We currently intend to distribute to our stockholders, by the summer of 2005, all remaining shares of Engenio’s common stock held by us at such time. We will determine the timing, structure and all terms of the distribution taking into account factors such as market conditions. Completion of the distribution would also be contingent upon the receipt of a favorable tax ruling from the Internal Revenue Service and/or a favorable opinion from our tax advisor as to the tax-free nature of the distribution for U.S. federal income tax purposes. We are not obligated to undertake the distribution, and the distribution may or may not occur by the contemplated time or at all. We do not expect our operating cash flows to be materially affected in periods subsequent to the distribution.

Contractual Obligations

     The following table summarizes our contractual obligations at March 31, 2004, and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments due by period
Contractual Obligations	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years	Total
	(in millions)
Convertible Subordinated Notes	$—	$490.0	$—	$350.0	$840.0
Operating lease obligations	139.3	187.9	38.8	43.3	409.3
Capital lease obligations	0.4	0.1	—	—	0.5
Purchase commitment	303.1	1.2	0.1	—	304.4

Total	$442.8	$679.2	$38.9	$393.3	$1,554.2

     Convertible Subordinated Notes

     As of March 31, 2004, we have $490 million of Convertible Subordinated Notes due in October 2006 (“2001 Convertible Notes”) and $350 million of Convertible Subordinated Notes due in May 2010 (“2003 Convertible Notes”). All of the Convertible Notes are subordinated to all existing and future senior debt and are convertible at the holder’s option, at any time prior to the maturity date of the Convertible Notes, into shares of our common stock. The 2001 and 2003 Convertible Notes have conversion prices of approximately $26.34 per share and $13.42 per share, respectively. The 2001 Convertible Notes are convertible at the holder’s option, at any time after 60 days following issuance, into shares of our company’s common stock. The 2001 Convertible Notes are redeemable at our option, in whole or in part, on at least 30 days notice at any time on or after the call date, which is two years before the due date. We cannot elect to redeem the 2003 Convertible Notes prior to maturity. Each holder of the 2001 and 2003 Convertible Notes has the right to cause us to repurchase all of such holder’s convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change, which includes a transaction or event such as an exchange offer, liquidation, tender offer, consolidation, merger or combination. Interest is payable semiannually.

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

     Operating Lease Obligations

     As of March 31, 2004, we had operating leases financing certain wafer fabrication equipment (see Note 13 of the Notes). The debt related to these operating leases is not reflected on the balance sheet. Under these leases, we are required to maintain unrestricted cash and short-term investment reserves in an amount no less than $350 million. We were in compliance with this requirement as of March 31, 2004.

     We guarantee residual values of equipment on these leases. As of March 31, 2004, we do not expect to realize a loss on the guarantee at the end of the lease term, and accordingly, no additional rent expense has been recognized (see Note 13 of the Notes).

     In connection with the equipment operating leases described above, we entered into standby letters of credit for $63 million to expire at the end of the lease term. These instruments are off-balance sheet commitments to extend financial guarantees. The fair value of the letters of credit approximates the contract amount (see Note 13 of the Notes).

     We also lease real estate, certain other equipment and software under non-cancelable operating leases. We renegotiated the existing lease agreements for five buildings located in California in the first quarter of 2004. The future minimum payments for these renegotiated building leases will be $2 million, $3 million, $4 million, $4 million, $4 million and $20 million for the years ending December 31, 2004, 2005, 2006, 2007, 2008 and thereafter, respectively.

     Purchase Commitments

     We maintain certain purchase commitments primarily for raw materials with suppliers and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary amongst different suppliers.

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. For a detailed discussion of our critical accounting policies, please see the Critical Accounting Policies contained in Part II, Item 7 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2003.

Recent Accounting Pronouncements

     In March 2004, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 03-06, “Participating Securities and the Two-class Method Under FASB Statement No. 128, Earnings Per Share.” EITF Issue No. 03-06 addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. This pronouncement is effective for fiscal periods beginning after March 31, 2004. We do not believe that the adoption of this standard will have a material impact on our computation of EPS.

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-01 provides guidance on recording other-than-temporary impairments of cost method investments and requires additional disclosures for those investments. The recognition and measurement guidance in EITF No. 03-01 should be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The disclosure requirements are effective for fiscal years ending after June 15, 2004 and are required only for annual periods. We do not believe that the adoption of this standard will have a material impact on our consolidated balance sheet or statement of operations.

     In December 2003, the Financial Accounting Standards Board (“FASB”) released a revision to FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A public entity shall apply the provisions of the FIN 46 revision no later than the end of the first reporting period that ends after March 15, 2004. However, a public entity shall apply FIN 46 to entities considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003. The adoption of this standard did not have a material impact on our consolidated balance sheet or statement of operations.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors detailed in the Risk Factors in Part I of our Annual Report on Form 10-K for the year ended December 31, 2003, which information is incorporated by reference. Our actual results in future periods may be significantly different from any future performance suggested in this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Risks and uncertainties that may affect our results include, among others:

•	A general economic weakness may further reduce our revenues.

•	Engenio Information Technologies, Inc. (“Engenio”), represents a significant portion of our business, and an initial public offering, sale or spin-off of Engenio, may cause our operating results to suffer and may cause net revenues and income to decline.

•	The separation and possible IPO, sale or spin-off of Engenio from us is a substantial undertaking that may disrupt our ongoing business and may increase expenses, which may adversely affect our results of operations and financial condition.

•	We operate in highly competitive markets.

•	Our new products may not achieve market acceptance.

•	We operate highly complex and costly manufacturing facilities.

•	We outsource a substantial portion of wafers manufactured.

•	We have significant capital requirements to maintain and grow our business.

•	We are exposed to fluctuations in foreign currency exchange rates.

•	We procure parts and raw materials from limited domestic and foreign sources.

•	We are dependent on a limited number of customers.

•	We utilize indirect channels of distribution over which we have limited control.

•	Our operations are affected by cyclical fluctuations.

•	We engage in acquisitions and alliances giving rise to economic and technological risks.

•	The price of our securities may be subject to wide fluctuations.

•	We may rely on capital and bank markets to provide liquidity.

•	We design and develop highly complex cell-based ASICs.

•	Our global operations expose us to numerous international business risks.

•	The high technology industry in which we operate is prone to intellectual property litigation.

•	Our manufacturing facilities may not achieve desired margins.

•	Our manufacturing facilities are subject to disruption.

•	We must attract and retain key employees in a highly competitive environment.

•	Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected fluctuations and affect our reported results of operations.

     While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information, we recommend that you read this discussion and analysis in conjunction with the Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     There have been no significant changes in the market risk disclosures during the three months ended March 31, 2004, as compared to the discussion in Part II of our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

     Our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act as of March 31, 2004. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     This information is included in Note 14 (“Legal Matters”) of the Notes to the Unaudited Consolidated Financial Statements, which information is incorporated herein by reference from Item 1 of Part I hereof.

Item 2. Changes of Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     On July 28, 2000, the Company’s Board of Directors authorized a new stock repurchase program in which up to 5 million shares of the Company’s common stock may be repurchased in the open market from time to time. There is no expiration date for the plan. No shares were repurchased under this plan during the first quarter of 2004. There are 3.5 million shares available for repurchase under this plan as of March 31, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbarnes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Furnished not filed.

(b) Reports on Form 8-K

     On January 28, 2004, the Company filed in part and furnished in part a Form 8-K pursuant to Items 5, 7 and 12 to report information regarding the financial results for the fiscal quarter ended December 31, 2003 set forth in the Registrant’s news release dated January 28, 2004.

     On February 19, 2004, the Company filed a Form 8-K pursuant to Items 5 and 7 to report the filing of a Form S-1 Registration Statement for LSI Logic Storage Systems, Inc. as set forth in the Registrant’s new release dated February 19, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSI LOGIC CORPORATION (Registrant)

Date: May 14, 2004	By	/s/ Bryon Look

Bryon Look Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities and Exchange Act Rules 13-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Furnished not filed.