Form 10-Q
period 2004-07-04
LSI LOGIC CORP
filed 2004-08-13
CIK 703360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 4, 2004

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

As of August 6, 2004, there were 384,900,567 shares of the registrant’s Common Stock, $.01 par value, outstanding.

LSI LOGIC CORPORATION
Form 10-Q
For the Quarter Ended June 30, 2004
INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LSI LOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2004	2003
	(In thousands, except per-share amounts)
Assets
Cash and cash equivalents	$198,403	$269,682
Short-term investments	649,008	544,007
Accounts receivable, less allowances of $5,911 and $7,415	288,957	231,184
Inventories	209,941	198,517
Deferred tax assets	7,642	8,116
Prepaid expenses and other current assets	125,115	138,531

Total current assets	1,479,066	1,390,037
Property and equipment, net	451,511	481,489
Intangibles, net	152,124	161,236
Goodwill	973,014	968,483
Deferred tax assets	7,333	7,484
Non-current assets and deposits	285,378	318,176
Investment in equity securities	20,826	35,455
Other assets	87,463	85,541

Total assets	$3,456,715	$3,447,901

Liabilities and Stockholders’ Equity
Accounts payable	$111,870	$102,632
Accrued salaries, wages and benefits	75,815	75,968
Other accrued liabilities	145,826	153,857
Income taxes payable	62,471	58,417
Current portion of long-term obligations	351	377

Total current liabilities	396,333	391,251

Long-term debt and capital lease obligations	858,232	865,606
Other non-current liabilities	135,547	141,096

Total long-term obligations and other liabilities	993,779	1,006,702

Commitments and contingencies (Note 14 and Note 15)
Minority interest in subsidiary	763	7,498

Stockholders’ equity:
Preferred shares; $.01 par value; 2,000 shares authorized; none outstanding	—	—
Common stock; $.01 par value; 1,300,000 shares authorized; 384,864 and 381,491 shares outstanding	3,849	3,815
Additional paid-in capital	2,958,324	2,950,051
Deferred stock compensation	(11,661)	(24,839)
Accumulated deficit	(904,463)	(920,790)
Accumulated other comprehensive income	19,791	34,213

Total stockholders’ equity	2,065,840	2,042,450

Total liabilities and stockholders’ equity	$3,456,715	$3,447,901

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI LOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Revenues	$447,897	$407,213	$900,254	$779,998
Cost of revenues	239,081	238,469	490,006	486,537

Gross profit	208,816	168,744	410,248	293,461
Research and development	110,098	111,326	219,039	226,453
Selling, general and administrative	63,757	56,870	124,915	114,499
Restructuring of operations and other items, net	3,029	124,527	2,431	160,193
Amortization of non-cash deferred stock compensation (*)	2,003	8,884	3,829	19,427
Amortization of intangibles	19,398	19,267	37,672	39,392

Income/ (loss) from operations	10,531	(152,130)	22,362	(266,503)
Interest expense	(6,067)	(7,314)	(11,979)	(16,145)
Interest income and other, net	8,778	3,360	17,944	10,139

Income/ (loss) before income taxes	13,242	(156,084)	28,327	(272,509)
Provision for income taxes	6,000	6,000	12,000	12,000

Net income/(loss)	$7,242	$(162,084)	$16,327	$(284,509)

Net income/(loss) per share:
Basic	$0.02	$(0.43)	$0.04	$(0.76)

Dilutive	$0.02	$(0.43)	$0.04	$(0.76)

Shares used in computing per share amounts:
Basic	383,522	376,619	382,571	375,745

Dilutive	388,586	376,619	389,102	375,745

(*) Amortization of non-cash deferred stock compensation recorded in connection with acquisitions, if not shown separately, would have been included in cost of revenues, research and development and selling, general and administrative expenses, as shown below:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands)
Cost of revenues	$46	$88	$96	$270
Research and development	1,530	7,391	2,711	15,541
Selling, general and administrative	427	1,405	1,022	3,616

Total	$2,003	$8,884	$3,829	$19,427

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI LOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2004	2003
	(In thousands)
Operating activities:
Net income/(loss)	$16,327	$(284,509)
Adjustments:
Depreciation and amortization	92,441	152,111
Amortization of non-cash deferred stock compensation	3,829	19,427
Non-cash restructuring and other items	6,385	127,323
Gain on sale and exchange of equity securities, loss on write down	(8,104)	9,074
Loss on repurchase of Convertible Subordinated Notes	—	2,029
Gain on sale of property and equipment	(3,937)	(2,560)
Changes in deferred tax assets and liabilities	625	37
Changes in assets and liabilities, net of assets acquired and liabilities assumed in acquisition:
Accounts receivable	(56,980)	8,500
Inventories	(11,701)	(10,040)
Prepaid expenses and other assets	(5,777)	52,440
Accounts payable	10,263	12,028
Accrued and other liabilities	(5,178)	18,205

Net cash provided by operating activities	38,193	104,065

Investing activities:
Purchase of debt securities available-for-sale	(454,756)	(1,409,529)
Maturities and sales of debt securities available-for-sale	339,458	1,455,927
Purchases of equity securities	(2,250)	—
Proceeds from sales of equity securities	10,518	—
Purchases of property and equipment	(25,218)	(31,518)
Proceeds from sale of property and equipment	5,836	11,855
Proceeds from the sale-lease back of equipment	—	160,000
Increase in non-current assets and deposits	(40)	(389,393)
Decrease in non-current assets and deposits	39,633	243,625
Acquisition of companies, net of cash acquired	(32,025)	—

Net cash (used in)/provided by investing activities	(118,844)	40,967

Financing activities:
Repayment of debt obligations	(216)	(174)
Purchase of minority interest in subsidiary	(7,453)	—
Issuance of common stock	17,810	15,890
Proceeds from borrowings	—	350,000
Repurchase of Convertible Subordinated Notes	—	(288,587)
Cash paid for call spread options	—	(28,000)
Debt issuance costs	—	(10,566)

Net cash provided by financing activities	10,141	38,563

Effect of exchange rate changes on cash and cash equivalents	(769)	3,722

(Decrease)/increase in cash and cash equivalents	(71,279)	187,317

Cash and cash equivalents at beginning of period	269,682	448,847

Cash and cash equivalents at end of period	$198,403	$636,164

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI LOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

     In the opinion of LSI Logic Corporation (the “Company” or “LSI”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and restructuring and other items, net as discussed in Note 5 to the Unaudited Consolidated Financial Statements, hereafter referred to as the “Notes”), necessary to present fairly the financial information included herein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     For financial reporting purposes, the Company reports on a 13 or 14-week quarter with a year ending December 31. The current quarter ended July 4, 2004. For presentation purposes, the consolidated financial statements refer to the calendar quarters for convenience. The results of operations for the quarter ended July 4, 2004, are not necessarily indicative of the results to be expected for the full year. The first six months of 2004 ended on July 4, 2004, and consisted of approximately 27 weeks, while the first six months of 2003 ended on June 29, 2003, and consisted of approximately 26 weeks. The second quarter of 2004 and 2003 both consisted of 13 weeks.

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

Recent Accounting Pronouncements

     In July 2004, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” This issue addresses the determination of whether an investment is in-substance common stock and when to perform that evaluation, but does not address the determination of whether an investor has the ability to exercise significant influence over the operating and financial policies of the investee. The pronouncement is effective for fiscal periods beginning after September 15, 2004. For existing investments, the investor should make an initial determination as to whether the investment is in-substance common stock based on the circumstances existing as of the date of first application of this issue. The Company does not believe that the adoption of this standard will have a material impact on its consolidated balance sheet or statement of operations.

     In March 2004, the EITF issued EITF Issue No. 03-06, “Participating Securities and the Two-class Method Under FASB Statement No. 128, Earnings Per Share.” EITF Issue No. 03-06 addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. This pronouncement is effective for fiscal periods beginning after March 31, 2004. The adoption of this standard did not have a material impact on the Company’s computation of EPS.

     In March 2004, the EITF reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-01 provides guidance on recording other-than-temporary impairments of cost method investments and requires additional disclosures for those investments. The recognition and measurement guidance in EITF No. 03-01 should be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The disclosure requirements are effective for fiscal years ending after June 15, 2004, and are required only for annual periods. The Company does not believe that the adoption of this standard will have a material impact on its consolidated balance sheet or statement of operations.

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

NOTE 2 — SEPARATION OF LSI LOGIC STORAGE SYSTEMS, INC.

     On November 13, 2003, the Company announced its intention to separate its wholly-owned subsidiary, Engenio Information Technologies, Inc. (“Engenio” or “Storage Systems segment”), and create an independent storage systems company. Engenio was formerly referred to as LSI Logic Storage Systems, Inc. The Company has entered into agreements to implement this separation and to address various arrangements between Engenio and the Company. On February 19, 2004, Engenio filed a registration statement on Form S-1 (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”). On July 27, 2004, Engenio filed Amendment No. 8 to the Registration Statement. On July 29, 2004, LSI announced jointly with Engenio the postponement of the initial public offering of its common stock due to market conditions. The Company has capitalized approximately $1.5 million in professional services that are directly and solely related to the initial public offering of Engenio common stock. If the offering does not occur, the Company will record such expenses as selling, general and administrative (“SG&A”) expenses in the statement of operations.

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

NOTE 3 — BUSINESS COMBINATIONS

     Acquisition of Accerant Inc. On May 11, 2004, the Company acquired Accerant Inc. (“Accerant”). The acquisition is anticipated to expand consumer product offerings within the Semiconductor segment. The acquisition was accounted for as a purchase of a business.

     The Company paid approximately $14.1 million in cash for the acquisition. The Company will also issue approximately 234,000 restricted common shares to certain Accerant employees hired as part of the transaction. Resulting deferred stock compensation will be amortized over a vesting period of two years using the straight-line method. The total purchase price was allocated to the estimated fair value of net assets acquired based on management estimates as follows:

(In thousands)
Fair value of tangible net assets acquired	$31
Current technology	5,700
Non-compete agreements	400
Goodwill	7,972

Total purchase price excluding deferred stock compensation	14,103
Deferred stock compensation	1,765

Total purchase price	$15,868

     The Company may also pay additional cash of up to $4.0 million if certain revenue targets are achieved over a period ending December 31, 2005. Such contingent consideration will represent additional purchase price and accordingly goodwill when and if such targets are met.

     Useful lives of intangible assets. The amounts allocated to current technology and non-compete agreements are being amortized over their estimated useful lives of 5 and 2 years, respectively using the straight-line method.

     Acquisition of Velio Communications. On April 2, 2004, the Company acquired Velio Communications, Inc. (“Velio”). The acquisition is anticipated to expand product offerings for high-speed interconnect and switch fabric application specific standard products (“ASSPs”) in the global communications market within the Semiconductor segment. The acquisition was accounted for as a purchase of a business.

     The Company paid approximately $19.8 million in cash for the acquisition. The Company will also issue approximately 100,000 restricted common shares to certain Velio employees hired as part of the transaction. Resulting deferred stock compensation will be amortized over a vesting period of two years using the straight-line method. The total purchase price was allocated to the estimated fair value of net assets acquired based on management estimates as follows:

(In thousands)
Fair value of tangible net assets acquired	$1,529
Current technology	8,788
Customer base	8,788
Non-compete agreements	450
Existing purchase orders	200

Total purchase price excluding deferred stock compensation	19,755
Deferred stock compensation	1,000

Total purchase price	$20,755

     Useful lives of intangible assets. The amounts allocated to current technology, customer base, non-compete agreements and existing purchase orders are being amortized over their estimated useful lives of 9 months to 5.5 years using the straight-line method.

     Pro forma statements of earnings information have not been presented because the effect of these acquisitions was not material either individually or on an aggregate basis.

NOTE 4 — STOCK-BASED COMPENSATION

     The following table provides pro forma disclosures as if the Company had recorded compensation costs based on the estimated grant date fair value, as defined by the Statement of Financial Accounting Standards (“SFAS”) No. 123, for awards granted under its stock option and stock purchase plans. The estimated weighted-average grant date fair value, as defined by SFAS No. 123, was calculated using the Black-Scholes model. The Black-Scholes model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
		(In thousands, except per share amounts)
Net income/(loss), as reported	$7,242	$(162,084)	$16,327	$(284,509)
Add: Amortization of non-cash deferred stock compensation determined under the intrinsic value method as reported in net income/(loss), net of related tax effects *	748	2,228	2,022	6,129
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(32,756)	(52,385)	(70,597)	(108,191)

Pro forma net loss **	$(24,766)	$(212,241)	$(52,248)	$(386,571)

Income/(loss) per share:
Basic-as reported	$0.02	$(0.43)	$0.04	$(0.76)
Basic-pro forma	$(0.06)	$(0.56)	$(0.14)	$(1.03)
Diluted-as reported	$0.02	$(0.43)	$0.04	$(0.76)
Diluted-pro forma	$(0.06)	$(0.56)	$(0.14)	$(1.03)

* This amount excludes amortization of non-cash deferred stock compensation on restricted stock awards.

** The amounts for the three and six months ended June 30, 2003 have been adjusted to reflect higher calculated fair values for the Employee Stock Purchase Plan, which resulted in a 1% increase in the pro forma net loss for the three months and six months ended June 30, 2003, respectively.

NOTE 5 — RESTRUCTURING AND OTHER ITEMS

     The Company recorded charges of $3.0 million and $2.4 million in restructuring of operations and other items for the three and six months ended June 30, 2004, respectively primarily in the Semiconductor segment. The Company recorded a charge of $125 million and $160 million in restructuring of operations and other items for the three and six months ended June 30, 2003, respectively. For a complete discussion of the 2003 restructuring actions, please refer to the Company’s Annual Report on Form 10-K.

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

Second quarter of 2004:

     The Company recorded a gain of $1.0 million on the sale of fixed assets that had previously been held for sale and an expense of $4.0 million primarily for the write-down of the Colorado Springs fabrication facility to reflect a decline in fair market value and to write down certain spare parts for fixed assets.

     An expense of $0.4 million was recorded to reflect the change in time value of accruals for facility lease termination costs, net of adjustments for changes in sublease assumptions for certain previously accrued facility lease termination costs. Previously accrued contract termination fees of $0.4 million were reversed as the result of more favorable than expected negotiations to terminate those contracts.

     The fair values of impaired equipment and facilities were estimated by management. Given that current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that the Company will realize the current net carrying value of the assets held for sale. The Company reassesses the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary. Assets held for sale of $25 million and $30 million were included as a component of prepaid expenses and other current assets as of June 30, 2004 and December 31, 2003, respectively. Assets classified as held for sale are not depreciated.

     The following table sets forth the Company’s restructuring reserves as of June 30, 2004, which are included in other accrued liabilities on the balance sheet:

			Utilized			Release		Balance
	Balance at	Restructuring	during	Balance at	Restructuring	of	Utilized	at
	December	Expense	Q1	March 31,	Expense	reserves	during	June 30,
	31, 2003	Q1 2004	2004	2004	Q2 2004	Q2 2004	Q2 2004	2004
	(in thousands)
Write-down of excess assets (a)	$2,661	$(1,118)	$718	$2,261	$3,203	$(160)	$(3,414)	$1,890
Lease terminations and maintenance contracts (b)	21,021	252	(1,886)	19,387	379	(375)	(2,312)	17,079
Facility closure and other exit costs (c)	2,136	64	(782)	1,418	—	—	(369)	1,049
Payments to employees for severance (d)	874	204	(767)	311	—	(18)	(227)	66

Total	$26,692	$(598)	$(2,717)	$23,377	$3,582	$(553)	$(6,322)	$20,084

(a)	The amounts utilized in 2004 reflect $6.3 million of non-cash write-downs of long-lived assets in the U.S. due to impairment and $0.6 million in cash payments to decommission and sell assets, offset by $4.3 million realized gain on the sale of fixed assets previously held for sale. The write-downs of long-lived assets were accounted for as a reduction of the assets and did not result in a liability. The $1.9 million balance as of June 30, 2004, relates to machinery and equipment decommissioning costs in the U.S. and estimates of selling costs for assets held for sale and is expected to be utilized during 2004.

(b)	Amounts utilized represent cash payments. The balance remaining for primarily real estate lease terminations and maintenance contracts will be paid during the remaining terms of these contracts, which extend through 2011.

(c)	Amounts utilized represent cash payments. The balance remaining for facility closure and other exit costs will be paid during 2004.

(d)	Amounts utilized represent cash severance payments to twenty employees during the six months ended June 30, 2004. The balance remaining for severance is expected to be paid during 2004.

     Other Items

     During the second quarter of 2004, the Company reclassified a parcel of land in Colorado with a book value of $1.4 million from a long-term asset to a current asset held for sale. The land is part of total assets in the Semiconductor segment. The Company expects to sell the property within the next 12 months for an amount in excess of book value.

NOTE 6 —INVESTMENTS

	June 30,	December 31,
	2004	2003
	(In thousands)
Available-for-sale debt securities
Asset and mortgage-backed securities	$332,012	$345,625
U.S. government and agency securities	242,962	104,173
Corporate and municipal debt securities	74,034	90,730
Auction rate preferred stock	—	3,150
Foreign debt securities	—	329

Total short-term investments	$649,008	$544,007

Long-term investment in equity securities	$20,826	$35,455

     An unrealized gain on available-for-sale securities of $4 million, net of the related tax effect of $2 million, and $8 million, net of the related tax effect of $4 million, was included in accumulated other comprehensive income as of June 30, 2004 and December 31, 2003, respectively. Net realized losses on sales of available-for-sale debt securities were $0.3 million for the three months ended June 30, 2004. Net realized gains on sales of available-for-sale debt securities were $0.6 million for the six months ended June 30, 2004. Net realized gains on sales of available-for-sale debt securities were $2 million and $9 million for the three and six months ended June 30, 2003, respectively.

     The Company realized pre-tax gains of $8 million related to the following for the six months ended June 30, 2004:

• A $5 million pre-tax gain related to the sales of certain marketable available-for-sale equity securities in the second quarter of 2004; and

• A $3 million pre-tax gain associated with marketable available-for-sale equity securities of a certain technology company that was acquired by another technology company in the first quarter of 2004.

     The following table includes the details of pre-tax losses related to investments in equity securities that the Company has recorded during the first six months of 2004 and 2003. Management believed that the declines in value were other than temporary.

	Non-marketable	Marketable
	equity	equity
	investments	investments
	(in millions)
Pre-tax loss:
Three months ended June 30, 2004	$0.1	$—
Six months ended June 30, 2004	1.0	—
Pre-tax loss:
Three months ended June 30, 2003	$3.0	—
Six months ended June 30, 2003	7.4	2.7
Total carrying value of impaired investments as of June 30, 2004	$4.0	Sold during 2004

NOTE 7 — DERIVATIVE FINANCIAL INSTRUMENTS

Foreign currency risk

     The Company enters into forward contracts that are designated as foreign currency cash-flow hedges of forecasted payments in Euros. Changes in the fair value of the forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in interest income and other, net. As of June 30, 2004 and December 31, 2003, the Company held forward contracts designated as foreign currency cash flow hedges of forecasted Euro payment transactions that were set to expire over six-month and twelve-month periods, respectively. For the three months and six months ended June 30, 2004 and 2003, the change in time value of these forward contracts was not significant. As of June 30, 2004, unrealized losses included in accumulated other comprehensive income, which will be recorded in the income statement over the next six months, were not significant. There were no unrealized gains or losses included in accumulated other comprehensive income as of December 31, 2003. The expense for the three months and six months ended June 30, 2004 and the benefit for three months and six months ended June 30, 2003 recorded in the income statement was not significant. The Company did not record any gains or losses due to hedge ineffectiveness for the three months and six months ended June 30, 2004 and 2003.

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

     In the second quarter of 2003, the Company entered into an interest rate swap transaction to effectively convert the LIBOR-based floating rate interest payments on the equipment operating leases discussed in Note 14 of the Notes, with an initial notional amount of $395 million, to a fixed interest rate (the “Lease Swap”). The Lease Swap qualifies to be accounted for as a cash flow hedge of the forecasted interest payments attributable to the benchmark interest rate on the equipment operating leases through September 2006. The unrealized gains or losses included in accumulated other comprehensive income will be recorded in cost of revenues on a quarterly basis as lease payments are made. An unrealized gain as of June 30, 2004, which is expected to be recorded in cost of revenues within the next 12 months, was not significant. An unrealized loss of approximately $1 million, net of tax of $1 million was included in accumulated other comprehensive income as of December 31, 2003, and is expected to be recorded in cost of revenues within the next 12 months. The gain due to ineffectiveness recorded in interest income and other, net during the three months and six months ended June 30, 2004 was not significant. The loss due to ineffectiveness recorded in interest income and other, net during the three months ended June 30, 2003 was not significant. Under the terms of the Lease Swap, the Company must provide collateral to match any mark-to-market exposure on the swap. As of June 30, 2004 and December 31, 2003, collateral of approximately $8 million was included in other long-term assets.

     NOTE 8 — BALANCE SHEET DETAIL

	June 30,	December 31,
	2004	2003
	(In thousands)
Cash and cash equivalents:
Cash in financial institutions	$55,073	$108,989
Cash equivalents	143,330	160,693

	$198,403	$269,682

Inventories:
Raw materials	$17,703	$15,352
Work-in-process	138,873	116,340
Finished goods	53,365	66,825

	$209,941	$198,517

Intangible assets, net of accumulated amortization:
Semiconductor segment	$134,453	$137,230
Storage Systems segment	17,671	24,006

	$152,124	$161,236

     The changes in the carrying amount of goodwill for the six months ended June 30, 2004 are as follows (in thousands):

	Semiconductor	Storage Systems
	segment	segment	Total
Balance as of January 1, 2004	$887,992	$80,491	$968,483
Goodwill acquired during the year	8,045	—	8,045
Adjustment to goodwill acquired in a prior year for the resolution of a pre-acquisition income tax contingency	(4,463)	—	(4,463)
Adjustment to goodwill acquired in prior periods	—	142	142
Purchase of minority interest	807	—	807

Balance as of June 30, 2004	$892,381	$80,633	$973,014

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

NOTE 9 — DEBT

				June 30,	December 31,
		Interest	Conversion
	Maturity	Rate *	Price	2004	2003
				(In thousands)
2003 Convertible Subordinated Notes	2010	4.00%	$13.4200	$350,000	$350,000
2001 Convertible Subordinated Notes	2006	4.00%	$26.3390	490,000	490,000
Deferred gain on terminated swap				18,232	25,416
Capital lease obligations				351	567

				858,583	865,983
Current portion of long-term debt and capital lease obligations				(351)	(377)

Long-term debt and capital lease obligations				$858,232	$865,606

* The interest rate on a portion of the Convertible Subordinated Notes (“Convertible Notes”) was converted to floating rates through interest rate swaps. Interest rate swaps with a notional amount of $740 million were terminated in the second quarter of 2003. The weighted average interest rate on the Convertible Subordinated Notes, after adjusting for the impact of the interest rate swaps, for the three months ended June 30, 2004 and 2003, was 4.00% and 2.94%, respectively and 4.00% and 2.54% for the six months ended June 30, 2004 and 2003, respectively.

NOTE 10 — COMMON STOCK

     Stock purchase plans. In May 2004, the stockholders approved an increase in the number of shares of common stock reserved for issuance under the Company’s Employee Stock Purchase Plan by 10 million shares. As of June 30, 2004 there were approximately 19 million shares of common stock reserved for issuance under the Employee Stock Purchase Plan.

NOTE 11 — RECONCILIATION OF BASIC AND DILUTED INCOME/(LOSS) PER SHARE

     A reconciliation of the numerators and denominators of the basic and diluted income/(loss) per share computations is as follows:

	Three Months Ended June 30,
	2004			2003
			Per-Share			Per-Share
	Income*	Shares+	Amount	Loss*	Shares+	Amount
	(In thousands except per share amounts)
Basic EPS:
Net income/(loss) available to common stockholders	$7,242	383,522	$0.02	$(162,084)	376,619	$(0.43)

Stock options and restricted stock awards	—	5,064	—	—	—	—
Diluted EPS:
Net income/(loss) available to common stockholders	$7,242	388,586	$0.02	$(162,084)	376,619	$(0.43)

	Six Months Ended June 30,
	2004			2003
			Per-Share			Per-Share
	Income*	Shares+	Amount	Loss*	Shares+	Amount
	(In thousands except per share amounts)
Basic EPS:
Net income/(loss) available to common stockholders	$16,327	382,571	$0.04	$(284,509)	375,745	$(0.76)

Stock options and restricted stock awards	—	6,531	—	—	—	—
Diluted EPS:
Net income/(loss) available to common stockholders	$16,327	389,102	$0.04	$(284,509)	375,745	$(0.76)

* Numerator

+ Denominator

     Weighted average options to purchase 53,566,120 and 50,709,797 shares were outstanding during the three and six months ended June 30, 2004, respectively, but were not included in the computation of diluted shares because the exercise prices of these options were greater than the average market price of common shares for the above period. The exercise price of these options ranged from $8.24 to $72.25 and from $9.12 to $72.25 as of June 30, 2004, respectively. Weighted average options to purchase 54,111,587 and 55,140,797 shares were outstanding during the three and six months ended June 30, 2003, respectively, but were not included in the computation of diluted shares because the exercise prices of these options were greater than the average market price of common shares for the above period. The exercise price of these options ranged from $5.86 to $72.25 and from $5.38 to $72.25 as of June 30, 2004, respectively.

     For the three months and six months ended June 30, 2004, weighted average potentially dilutive shares of 44,684,052 shares associated with the 2003 and 2001 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on net income per share. For the three and six months ended June 30, 2003, weighted average potentially dilutive shares of 54,720,989 and 49,819,986, respectively, associated with the 2003, 2001, 2000 and 1999 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on loss per share.

NOTE 12 — COMPREHENSIVE INCOME/(LOSS)

     Comprehensive income/(loss) is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive income/(loss), net of taxes for the current reporting period and comparable period in the prior year is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Net income/(loss)	$7,242	$(162,084)	$16,327	$(284,509)
Change in unrealized gain/loss on derivative instruments designated as and qualifying as cash-flow hedges	2,373	(16)	1,470	464
Change in unrealized gain/loss on available-for-sale securities	(10,716)	1,454	(11,412)	1,711
Change in foreign currency translation adjustments	(9,653)	6,178	(4,480)	8,422

Comprehensive income/(loss)	$(10,754)	$(154,468)	$1,905	$(273,912)

NOTE 13 — SEGMENT REPORTING

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

     The following is a summary of operations by segment for the three months and six months ended June 30, 2004 and 2003:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands)
Revenues:
Semiconductor	$335,626	$306,150	$672,524	$579,214
Storage Systems	112,271	101,063	227,730	200,784

Total	$447,897	$407,213	$900,254	$779,998

Income/(loss) from operations:
Semiconductor	$3,992	$(160,532)	$5,166	$(268,426)
Storage Systems	6,539	8,402	17,196	1,923

Total	$10,531	$(152,130)	$22,362	$(266,503)

     Intersegment revenues for the periods presented above were not significant. For the three and six months ended June 30, 2004, restructuring of operations and other items, net of $3 million and $2.4 million, respectively were primarily included in the Semiconductor segment. For the three months ended June 30, 2003, restructuring of operations and other items, net of $125 million primarily impacted the Semiconductor segment. For the six months ended June 30, 2003, restructuring of operations and other items, net of $145 million and $15 million were included in the Semiconductor segment and the Storage Systems segment, respectively.

     Significant Customers. The following table summarizes the number of the Company’s significant customers, each of whom accounted for 10% or more of the Company’s revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Semiconductor segment:
Number of significant customers	—	2	—	2
Percentage of segment revenues	—	14%, 11%	—	13%, 10%
Storage Systems segment:
Number of significant customers	2	3	3	3
Percentage of segment revenues	55%, 14%	50%, 13%, 11%	53%, 14%, 11%	45%, 14%, 12%
Consolidated:
Number of significant customers	1	2	1	1
Percentage of consolidated revenues	16%	14%, 11%	15%	14%

     The following is a summary of total assets by segment as of June 30, 2004 and December 31, 2003:

	June 30,	December 31,
	2004	2003
	(In thousands)
Total assets:
Semiconductor	$3,068,814	$3,115,610
Storage Systems	387,901	332,291

Total	$3,456,715	$3,447,901

     Revenues from domestic operations were $243 million, representing 54% of consolidated revenues for the second quarter of 2004 compared to $217 million, representing 53% of consolidated revenues for the same period of 2003.

     Revenues from domestic operations were $488 million, representing 54% of consolidated revenues, for the first six months of 2004 compared to $424 million, representing 54% of consolidated revenues, for the same period of 2003.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

     On March 28, 2003, the Company entered into two lease and security agreements, each with Bank of America, National Association (“BANA”), acting as the Lessor, and Wells Fargo Bank Northwest, as the Agent, for a total of $395 million for certain wafer fabrication equipment (the “Equipment”). The leases qualify for operating lease accounting treatment. As of March 31, 2004, the amount under both leases was fully drawn. Each lease has a term of 3.5 years with no option for renewal. The Company may, at the end of the lease term, return or purchase, at a pre-determined amount, all of the Equipment. The first lease was for $235 million and was for equipment that was previously on lease immediately prior to closing this transaction. In October 2003, BANA, with the Company’s approval, assigned its rights as Lessor on the first lease to Bank of the West. The second lease was for $160 million and was for Equipment that was sold to BANA and then immediately leased back in a transaction commonly referred to as a sale-leaseback. The Equipment sold had a book value of approximately $103 million. The resulting $57 million gain on the sale of the Equipment will be deferred until the end of the lease term and has been recorded as a non-current liability as of June 30, 2004. The Company has $328 million in cash that is posted as collateral for the leases as of June 30, 2004. The lessor has access to the Company’s cash collateral only in the event of a default. Of this cash collateral, $51 million, representing the amount of cash collateral to be released in the next 12 months, is reflected in other current assets and the remaining cash collateral of $277 million is recorded in other non-current assets. In addition, the Company is required to maintain unrestricted cash and short-term investments reserves in an amount no less than $350 million. The Company was in compliance with this requirement as of June 30, 2004.

     The Company guarantees residual values related to leased equipment. As of June 30, 2004, its maximum potential exposure to residual value guarantees was approximately $163 million and the Company does not expect to have a loss on such guarantees. The fair value of the guarantee of the residual value of the equipment was determined using management estimates and was recorded as a non-current asset and liability each in the amount of $7 million as of June 30, 2004.

     In connection with the equipment operating leases described above, the Company entered into standby letters of credit for $63 million to expire at the end of the lease term. These instruments are off-balance sheet commitments to extend financial guarantees. The fair value of the letters of credit approximates the contract amount.

     No officer or employee of the Company has any financial interest in these leasing arrangements. The minimum lease payments, excluding the residual value guarantees, under the two lease agreements are $32 million, $62 million and $45 million in 2004, 2005 and 2006, respectively.

     The Company leases the majority of its facilities under non-cancelable operating leases, which expire through 2014. The facility lease agreements typically provide for base rental rates that are increased at various times during the terms of the lease and for renewal options at the fair market rental value. During the first six months of 2004, the Company renegotiated the existing lease agreements for six buildings located in California. The future minimum payments for these renegotiated building leases will be $2 million, $3 million, $4 million, $5 million, $5 million and $21 million for the years ending December 31, 2004, 2005, 2006, 2007, 2008 and thereafter, respectively.

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

NOTE 15 — LEGAL MATTERS

     In February 1999, a lawsuit alleging patent infringement was filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation, Limited Partnership (“Lemelson”) against 88 electronics industry companies, including us. The case number is CIV990377PHXRGS. The patents involved in this lawsuit are alleged to relate to semiconductor manufacturing and computer imaging, including the use of bar coding for automatic identification of articles. The plaintiff has sought a judgment of infringement, an injunction, treble damages, attorneys’ fees and further relief as the court may provide. In September 1999, the Company filed an answer denying infringement and raising affirmative defenses. In addition, the Company asserted a counterclaim for declaratory judgment of non-infringement, invalidity and unenforceability of Lemelson’s patents. As of June 30, 2004, a claim construction hearing has been set to be held in November of 2004, but no trial date has been set. While the Company cannot make any assurance regarding the eventual resolution of this matter, the Company does not believe it will have a material adverse effect on the consolidated results of operations or financial condition.

     On June 14, 2002, Plasma Physics Corporation (“Plasma Physics”) filed suit against the Company in the United States District Court for the Eastern District of New York, alleging that the Company is willfully and deliberately infringing two U.S. patents. LSI was served with the lawsuit in December of 2002. The case is number CV 02-3462 (LDW) (WDW). The two Plasma Physics patents at issue are numbered 5,470,784 and 6,245,648. No specific Company products were identified in the complaint. The plaintiff has sought a judgment of infringement, an injunction, treble damages, attorneys’ fees and further relief as the court may provide. Similar lawsuits were also filed at the same time against several other corporations. In January of 2003, the Company answered the complaint denying infringement and asserting affirmative defenses. In addition, the Company asserted counterclaims seeking declaratory judgments of patent non-infringement, patent invalidity, and that the patents are unenforceable. In June of 2004, the parties agreed to submit to the Court a Voluntary Notice of Dismissal with Prejudice. Although the terms of the agreement are confidential, the agreement did not have a material adverse effect on the consolidated results of operations or financial condition.

     The Company is a party to other litigation matters and claims that are normal in the course of its operations, and while the results of such litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters is not expected to have a material adverse effect on the Company’s consolidated results of operations and financial condition.

NOTE 16 — SUBSEQUENT EVENTS

     Restructuring of operations:

     In July of 2004, the Company continued to consolidate non-manufacturing facilities and recorded $4.7 million for costs associated with exiting certain operating leases for real estate as the facilities ceased being used. In addition, the Company recorded severance and termination benefits of $0.5 million for 38 employees involved in manufacturing operations and research and development activities.

     Commitments and Contingencies:

     On August 6, 2004, the Company entered into two lease and security agreements, each with Wells Fargo Bank Northwest, acting as the Agent. One lease for $134 million is with Bank of the West acting as the Lessor, and the second lease for $201 million is with BTM Capital Corporation acting as the Lessor. The leases are for wafer fabrication equipment (the “Equipment”) that was previously on lease immediately prior to closing this transaction. See Note 14 for a discussion of these former leases entered into on March 28, 2003. The new leases qualify for operating lease accounting treatment. Each lease has a term of 3 years. The Company may, at the end of the lease term, return or purchase, at a pre-determined amount, all of the Equipment. The Company has $313 million in cash that is posted as collateral for the leases as of August 6, 2004. The Company is required to maintain unrestricted cash and short-term investments reserves in an amount no less than the higher of a) the sum of $100 million plus the principal amount of the Company’s 2001 Convertible Subordinated Notes due in 2006 or b) $350 million. The Company was in compliance with this requirement as of August 6, 2004.

     The Company guarantees residual values related to the leased equipment. As of August 6, 2004, its maximum potential exposure to residual value guarantees was approximately $142 million and the Company does not expect to have a loss on such guarantees.

   Separation of LSI Logic Storage Systems. Inc. or Engenio:

     On July 29, 2004, LSI announced jointly with Engenio the postponement of the initial public offering of its common stock due to market conditions.

  Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains forward-looking statements. In many cases you can identify forward-looking statements by terminology such as “may”, “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. In addition, forward-looking statements in this document include, but are not limited to, those regarding: our expectation that revenues will be in the $435 million to $465 million range for the third quarter of 2004; our expectation that our consolidated gross profit margin will be in the range of 44% to 46% in the third quarter of 2004; our expectation that products utilizing RapidChip technology will have performance comparable to cell-based ASICs at a cost significantly lower than Field Programmable Gate Arrays; our expectation that we will sell a parcel of land in Colorado within the next 12 months; our expectation that capital expenditures will be approximately $100 million in 2004; our belief that our existing liquid resources and funds generated from operations, combined with funds from such financing and our ability to borrow funds, will be adequate to meet our operating and capital requirements and obligations for the foreseeable future; our belief that if our convertible notes do not convert to equity, that our current cash position and expected future operating cash flows will be adequate to meet these obligations as they mature; and the impact regarding the adoption of new accounting standards on our consolidated balance sheet or statement of operations. We assume no obligation to update any such forward-looking statements, and these statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. For a summary of such risks and uncertainties, please see the paragraphs located at the end of this Item 2 entitled “Factors that May Affect Future Operating Results” and please also see the risk factors located in the Form 10-K for our fiscal year ended December 31, 2003.

OVERVIEW

     Revenues for the second quarter ended June 30, 2004 were $448 million representing a 10% increase over the second quarter of 2003 and a 1% decrease from the first quarter of 2004. Cash, cash equivalents and short-term investments totaled $847 million as of June 30, 2004. We generated positive operating cash flows for the ninth consecutive quarter. Late in the second quarter of 2004, we experienced some slowing of the overall business that will carry over into the third quarter of 2004. Accordingly, we expect revenues to be in the $435 million to $465 million range for the third quarter of 2004.

     Design wins and product shipments for RapidChip platform products continued to increase in the second quarter of 2004, and we expect steady growth in this area leading to higher volumes in 2005.

     Separation of our Storage Systems business. On November 13, 2003, we announced our intention to separate our storage systems operations – Engenio Information Technologies, Inc. (“Engenio” or “Storage Systems segment”) and create an independent storage systems company. Engenio was formerly referred to as LSI Logic Storage Systems, Inc. We have entered into agreements to implement this separation and to address various arrangements between Engenio and us. A more comprehensive discussion of the separation agreements is set forth in Note 2 of the Notes. On February 19, 2004, Engenio filed a Registration Statement on Form S-1, (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”). On July 27, 2004, Engenio filed Amendment No. 8 to the Registration Statement. On July 29, 2004, we announced jointly with Engenio the postponement of the initial public offering of its common stock due to market conditions.

     Significant acquisitions. We are continually exploring strategic acquisitions that build upon our existing library of intellectual property, human capital and engineering talent, and increase our leadership position in the markets in which we operate. We acquired Velio Communications, Inc. (“Velio”) during the first quarter of 2004 and Accerant Inc. (“Accerant”) during the second quarter of 2004. Both were accounted for as purchases of businesses and, accordingly, the estimated fair value of assets acquired and liabilities assumed and the results of operations were included in our Consolidated Financial Statements as of the effective date of the acquisitions. The transactions are summarized in the table below. There were no significant differences between our accounting policies and those of the companies acquired. (See Note 3 of the Notes.)

Fair Value of
Entity Name;				Tangible Net
Segment Included in;		Total		Assets/				Deferred
Description of Acquired		Purchase	Type of	(Liabilities)		Amortizable		Stock
Business	Acquisition Date	Price	Consideration	Acquired	Goodwill	Intangible Assets	IPR&D	Compensation
(in millions)
Accerant Inc.;
Semiconductor segment;			$14.1 cash; and 0.2
Consumer product	May 11, 2004	$15.9	million restricted	—	$8.0	$6.1	—	$1.8
applications			common shares

Velio Communications, Inc;
Semiconductor segment;			$19.8 cash; and
High-speed interconnect			0.1 million
and switch fabric			restricted common
application specific	April 2, 2004	$20.8	shares	$1.5	—	$18.3	—	$1.0
standard products

     Where more than one significant factor contributed to changes in results from year to year, we have quantified such factors throughout the Management’s Discussion & Analysis, where practicable.

RESULTS OF OPERATIONS

     Revenues:

	Three months ended			Six months ended
	June 30, 2004	March 31, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(in millions)
Semiconductor segment	$335.6	$336.9	$306.2	$672.5	$579.2
Storage Systems segment	112.3	115.5	101.0	227.8	200.8

Consolidated	$447.9	$452.4	$407.2	$900.3	$780.0

There were no significant intersegment revenues during the periods presented.

     Second quarter of 2004 compared to the first quarter of 2004

     Total consolidated revenues for the second quarter of 2004 decreased $4.5 million or 1% from the first quarter of 2004.

     Revenues for the Semiconductor segment decreased slightly by $1.3 million in the second quarter of 2004 as compared to the first quarter of 2004. The decrease in the Semiconductor segment was primarily attributable to a decrease in demand for semiconductors used in storage component applications, such as storage ASICs products, partially offset by an increase in demand for semiconductors used in consumer product applications, such as DVD-recordable.

     Revenues for the Storage Systems segment decreased $3.2 million or 3% from the first quarter of 2004. The decrease is primarily attributable to a $7.0 million decline in revenues from the Teradata division of NCR. This decline was due to the timing of two large customer shipments for our controllers and disk enclosure related products in the first quarter of 2004 and led to strong sales to the Teradata division of NCR in that quarter. The decline was partially offset by a $2.2 million increase in revenues from IBM and a net increase of $1.6 million in revenues from our other customers.

     Three and six months ended June 30, 2004 compared to the same periods of 2003

     Total consolidated revenues for the second quarter of 2004 increased $40.7 million or 10% as compared to the second quarter of 2003. For the six months ended June 30, 2004, revenues increased $120.3 million or 15% as compared to the same period of the prior year.

     Revenues for the Semiconductor segment increased $29.4 million or 10% for the second quarter of 2004 and increased $93.3 million or 16% for the first six months of 2004 as compared to the same periods of the previous year. The increase in revenues in the Semiconductor segment in the second quarter and first six months of 2004 as compared to the same periods of 2003 is attributable to an increased demand for semiconductors used in storage component applications, communications ASIC applications such as routers and switches and certain consumer product applications, such as DVD-recordable. These increases were partially offset by lower demand for semiconductors used in other consumer product applications such as video games platforms.

     Revenues for the Storage Systems segment increased $11.3 million or 11% for the second quarter of 2004 and increased $27.0 million or 13% for the first six months of 2004 as compared to the same periods of 2003. The increase in revenues in the Storage Systems segment for the second quarter and first six months of 2004 as compared to the same periods of 2003, is primarily due to a significant increase in demand from IBM, StorageTek and SGI for new controller products that were introduced in late April 2003 and increased demand for our other controller and disk enclosure related products. Although revenues from the Teradata division of NCR declined to less than 10% of Storage Systems revenues in the second quarter of 2004, this decline was primarily the result of the timing of two large customer shipments for our high-end controllers and disk enclosure related products, which occurred in the first quarter of 2004 and led to strong sales to the Teradata division of NCR in that quarter. Revenues from this customer represented 11% of Storage Systems revenues in the six months ended June 30, 2004. As a percentage of total Storage Systems revenues, revenues from IBM increased from 50% in the second quarter of 2003 to 55% in the second quarter of 2004 and from 45% to 53% during the six months ended June 30, 2003 and 2004, respectively.

     Significant Customers. The following table summarizes the number of our significant customers, each of whom accounted for 10% or more of our revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Semiconductor segment:
Number of significant customers	—	2	—	2
Percentage of segment revenues	—	14%, 11%	—	13%, 10%
Storage Systems segment:
Number of significant customers	2	3	3	3
Percentage of segment revenues	55%, 14%	50%, 13%, 11%	53%, 14%, 11%	45%, 14%, 12%
Consolidated:
Number of significant customers	1	2	1	1
Percentage of consolidated revenues	16%	14%, 11%	15%	14%

Revenues by geography. The following table summarizes our revenues by geography:

	Three months ended			Six months ended
	June 30, 2004	March 31, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(in millions)
Revenues:
North America	$243.3	$244.8	$216.7	$488.1	$423.6
Asia, including Japan	164.9	164.7	154.6	329.6	279.6
Europe	39.7	42.9	35.9	82.6	76.8

Total	$447.9	$452.4	$407.2	$900.3	$780.0

     Second quarter of 2004 compared to the first quarter of 2004

     In the second quarter of 2004, revenues remained relatively flat in North America and Asia, including Japan, as compared to the first quarter of 2004. Revenues decreased in Europe in the second quarter of 2004 as compared to the first quarter of 2004 due mainly to a decline in demand for semiconductors used in communication ASIC applications, such as routers and switches.

     Three and six months ended June 30, 2004 compared to the same periods of 2003

     Revenues in North America and Asia, including Japan and Europe increased in the second quarter of 2004 as compared to the second quarter of 2003. The growth in North America is mainly due to an increase in demand for semiconductors used in communication ASIC applications, such as routers and switches, and modular storage products associated with Engenio. The increase in revenues from Asia is primarily due to increased demand for semiconductors used in consumer and storage standard product applications, such as DVD-recordable and disk drive solutions. The majority of the increase from Europe was attributable to an increase in demand for semiconductors used in storage and communication ASIC applications, such as routers, switches and disk drive solutions.

     In the first six months of 2004, revenues increased in all geographic regions as compared to the same period in 2003. Demand for semiconductors used in consumer products, such as DVD-recorders, increased, although demand decreased for semiconductors used in video games platforms.

Operating costs and expenses. Key elements of the consolidated statements of operations for the respective segments are as follows:

Gross profit margin:

	Three months ended			Six months ended
	June 30, 2004	March 31, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(in millions)
Semiconductor segment	$166.5	$156.2	$130.2	$322.7	$218.8
Percentage of revenues	50%	46%	43%	48%	38%
Storage Systems segment	$42.3	$45.2	$38.5	$87.5	$74.7
Percentage of revenues	38%	39%	38%	38%	37%

Consolidated	$208.8	$201.4	$168.7	$410.2	$293.5

Percentage of revenues	47%	45%	41%	46%	38%

     Second quarter of 2004 compared to the first quarter of 2004

     The consolidated gross profit margin as a percentage of revenues increased to 47% in the second quarter of 2004 from 45% in the first quarter of 2004.

     The gross profit margin as a percentage of revenues for the Semiconductor segment increased to 50% in the second quarter of 2004 from 46% in the first quarter of 2004. The improvement in gross profit margin for the semiconductor segment was primarily attributable to the following factors:

•	A favorable shift in product mix to selling products with relatively higher margins;

•	Improved efficiencies and higher utilization in the Gresham manufacturing facility; and

•	Lower compensation-related costs.

     The favorable impacts on gross profit margin in the Semiconductor segment were partially offset by the following factors:

•	Slightly lower sales of previously reserved inventory in the second quarter of 2004, as compared to the first quarter of 2004; and

•	Slightly higher inventory charges for excess and obsolescence in the second quarter of 2004 as compared to the first quarter of 2004.

     The gross profit margin as a percentage of revenues for the Storage Systems segment decreased to 38% in the second quarter of 2004 from 39% in the first quarter of 2004. The decrease is mainly a result of an unfavorable change in the mix of products sold and higher charges for warranties.

     We expect our consolidated gross profit margin to be in the range of 44% to 46% in the third quarter of 2004.

     Three and six months ended June 30, 2004 compared to the same periods of 2003

     The consolidated gross profit margin as a percentage of revenues increased to 47% in the second quarter of 2004 from 41% in the second quarter of 2003. The consolidated gross profit margin as a percentage of revenues increased to 46% in the first six months of 2004 as compared to 38% in the same period of 2003.

     The gross profit margin as a percentage of revenues for the Semiconductor segment increased to 50% in the second quarter of 2004 from 43% in the second quarter of 2003. The gross profit margin as a percentage of revenues for the Semiconductor segment increased to 48% in the first six months of 2004 as compared to 38% in the same period of 2003. The improvement in gross profit margin for the Semiconductor segment was primarily attributable to the following factors:

•	Higher revenues and a favorable shift in product mix to selling products with higher margins in the second quarter and first six months of 2004 as compared to the same periods of 2003;

•	Lower manufacturing variances in the Gresham manufacturing facility associated with yield improvements, improved operating efficiencies and better utilization;

•	A reduction in cost of revenues as a result of the sale of our Japanese manufacturing facility in the fourth quarter of 2003;

•	Lower compensation-related costs; and

•	Lower inventory charges for non-marketable inventory for the six month period ended June 30, 2004 compared to the same period of 2003.

     The favorable impacts on gross margin in the Semiconductor segment were partially offset by a one percentage point decrease in gross margin due to lower sales of previously reserved inventory in the second quarter and first six months of 2004 as compared to the same periods of 2003.

     The gross profit margin as a percentage of revenues for the Storage Systems segment remained flat at 38% in the second quarter of 2004 as compared with the second quarter of 2003. The gross profit margin as a percentage of revenues for the Storage Systems segment increased to 38% in the first six months of 2004 from 37% in the first six months of 2003. The improvement in gross profit margin as a percentage of Storage Systems segment revenues is primarily a result of a reduction in the amortization of capitalized software due to the restructuring actions taken during the first quarter of 2003, lower charges for excess and obsolete inventory, a favorable mix of products sold, and lower freight charges. The improvements noted above were offset in part by higher compensation costs due to increased headcount, and higher expenses for outside services related to production line modifications to meet new customer requirements.

     Factors that may affect gross profit margins

     We have advanced wafer-manufacturing operations in Gresham, Oregon, which is our primary manufacturing site. We also acquire wafers from foundries in other locations. Utilizing a diversity of manufacturing locations allows us to better manage potential disruption in the manufacturing process due to economic and geographic risks associated with each location.

     Our operating environment, combined with the resources required to operate in the Semiconductor and Storage Systems industries, requires that we manage a variety of factors which impact gross margin. These factors include, among other things:

•	Competitive pricing pressures;

•	Product mix;

•	Factory capacity and utilization;

•	Manufacturing yields;

•	Availability of certain raw materials;

•	Terms negotiated with third-party subcontractors; and

•	Foreign currency fluctuations.

     These and other factors could have a significant effect on our gross profit margin in future periods.

Research and development:

	Three months ended			Six months ended
	June 30, 2004	March 31, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(in millions)
Semiconductor segment	$96.1	$94.8	$100.4	$190.9	$205.6
Percentage of revenues	29%	28%	33%	28%	35%
Storage Systems segment	$14.0	$14.1	$10.9	$28.1	$20.9
Percentage of revenues	12%	12%	11%	12%	10%

Consolidated	$110.1	$108.9	$111.3	$219.0	$226.5

Percentage of revenues	25%	24%	27%	24%	29%

     Second quarter of 2004 compared to the first quarter of 2004

     Research and development (“R&D”) expenses increased $1.2 million or 1% in the second quarter of 2004 as compared to the first quarter of 2004 on a consolidated basis. As a percentage of revenues, consolidated R&D expenses increased to 25% in the second quarter of 2004 from 24% in the first quarter of 2004.

     R&D expenses in the Semiconductor segment increased $1.3 million or 1% in the second quarter of 2004 as compared to the first quarter of 2004. The increase in R&D expenses for the Semiconductor segment is primarily related to continued research and development spending associated with the acquisitions in the first six months of 2004 (see Note 3 of the Notes). R&D expenses for the Semiconductor segment increased to 29% of revenues in the second quarter of 2004 from 28% in the first quarter of 2004.

     We continued the build-out of the RapidChip platform infrastructure in the second quarter of 2004. Products utilizing RapidChip technology combine the high-density, high-performance and proven intellectual property benefits of cell-based ASICs with the advantages of lower development costs and faster time to market. We expect products utilizing RapidChip technology to have performance comparable to cell-based ASICs at a cost significantly lower than Field Programmable Gate Arrays (“FPGAs”). Markets for our RapidChip platform ASIC solutions will include communications, storage, consumer, industrial and others. Our customer base for RapidChip technology encompasses a range from small start-up companies to major system OEMs throughout all of our geographic markets. We shipped our first RapidChip platform products in the fourth quarter of 2003. Design wins and product shipments for RapidChip platform products continued to increase in the second quarter of 2004.

     R&D expenses in the Storage Systems segment remained relatively flat in the second quarter of 2004 as compared to the first quarter of 2004. R&D expenses as a percentage of revenues for the Storage Systems segment remained unchanged at 12% in the first and second quarters of 2004.

     Three and six months ended June 30, 2004 compared to the same periods of 2003

     R&D expenses, on a consolidated basis, decreased $1.2 million or 1% during the second quarter of 2004 as compared to the second quarter of 2003. R&D expenses for the first six months of 2004 decreased by $7.5 million or 3% as compared to the first six months of 2003 on a consolidated basis.

     R&D expenses for the Semiconductor segment decreased $4.3 million or 4% in the second quarter of 2004 and $14.7 million or 7% for the first six months of 2004 as compared to the same periods of 2003. The decrease in R&D expenses for the Semiconductor segment is primarily a result of benefits from the cost-cutting measures implemented as part of the restructuring actions in 2003 (see Note 5 of the Notes), partially offset by increased spending for RapidChip technology development.

     R&D expenses as a percentage of revenues for the Semiconductor segment decreased to 29% in the second quarter of 2004 compared to 33% in the same quarter of 2003. R&D expenses as a percentage of revenues for the Semiconductor segment decreased to 28% in the first six months of 2004 as compared to 35% in the same period of 2003.

     R&D expenses for the Storage Systems segment increased by $3.1 million or 28% in the second quarter of 2004 and $7.2 million or 34% in the first six months of 2004 as compared to the same periods of 2003 primarily as a result of increased compensation costs due to higher headcount and related expenses, higher expenses for outside service providers related to development programs and higher depreciation related to new assets purchased for product development.

     R&D expenses as a percentage of revenues for the Storage Systems segment increased to 12% in the second quarter of 2004 from 11% in the same quarter of 2003. R&D expenses as a percentage of revenues for the Storage Systems segment increased to 12% in the first six months of 2004 as compared to 10% in the same period of 2003.

     Selling, general and administrative:

	Three months ended			Six months ended
	June 30, 2004	March 31, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(in millions)
Semiconductor segment	$45.2	$43.9	$40.8	$89.1	$83.8
Percentage of revenue	13%	13%	13%	13%	14%
Storage Systems segment	$18.6	$17.3	$16.1	$35.9	$30.7
Percentage of revenue	17%	15%	16%	16%	15%

Consolidated	$63.8	$61.2	$56.9	$125.0	$114.5

Percentage of revenue	14%	14%	14%	14%	15%

     Second quarter of 2004 compared to the first quarter of 2004

     Selling, general and administrative (“SG&A”) expenses increased $2.6 million or 4% during the second quarter of 2004 from the first quarter of 2004 on a consolidated basis. As a percentage of revenues, consolidated SG&A expenses remained unchanged at 14% in the second quarter of 2004 as compared with the first quarter of 2004.

     SG&A expenses for the Semiconductor segment increased $1.3 million or 3% in the second quarter of 2004 as compared to the first quarter of 2004. This increase is mainly due to higher spending for professional services, such as legal services. For the Semiconductor segment, SG&A expenses, as a percentage of revenues, remained unchanged at 13% in the second quarter of 2004 as compared with the first quarter of 2004.

     SG&A expenses for the Storage Systems segment increased $1.3 million or 8% in the second quarter of 2004 as compared to the first quarter of 2004. The increase is primarily a result of $1.0 million in expenses associated with the proposed initial public offering and the separation from LSI. On July 29, 2004, we announced jointly with Engenio the postponement of the initial public offering of its common stock due to market conditions. We capitalized $1.5 million of professional fees that were directly and solely related to the initial public offering of Engenio’s common stock. If the offering does not occur, we will record such fees as SG&A expenses in the statement of operations.

     For the Storage Systems segment, SG&A expenses, as a percentage of revenues increased to 17% in the second quarter of 2004 as compared with 15% in the first quarter of 2004.

     Three and six months ended June 30, 2004 compared to the same periods of 2003

     Consolidated SG&A expenses increased $6.9 million or 12% during the second quarter of 2004 and $10.5 million or 9% during the first six months of 2004 as compared to the same periods of 2003. As a percentage of revenues, SG&A expenses remained unchanged at 14% in the second quarter of 2004 as compared with the second quarter of 2003. As a percentage of revenues, SG&A expenses decreased to 14% in the first six months of 2004 as compared with 15% during the first six months of 2003.

     SG&A expenses for the Semiconductor segment increased $4.4 million or 11% for the second quarter of 2004 and $5.3 million or 6% for the first six months of 2004, as compared to the same periods of 2003. The increase for the Semiconductor segment was primarily attributable to compensation-related costs and higher spending on professional services such as legal services, partially offset by lower depreciation expense.

     SG&A expenses as a percentage of revenues for the Semiconductor segment remained unchanged at 13% in the second quarter of 2004 as compared to the same quarter of 2003. SG&A expenses as a percentage of revenues for the Semiconductor segment decreased to 13% in the first six months of 2004 as compared with 14% during the first six months of 2003. The decrease is a result of higher revenues, offset in part by an increase in SG&A expenses in the first six months of 2004 as compared to the same period of 2003.

     SG&A expenses for the Storage Systems segment increased by $2.5 million or 16% in the second quarter of 2004 and $5.2 million or 17% in the first six months of 2004 as compared to the same periods of 2003 primarily as a result of higher compensation related costs. These increases are the result of employees hired for customer training and customer engineering support, as well as administrative employees hired and other expenses incurred in anticipation of the potential initial public offering of Engenio’s common stock. During the second quarter of 2004, we also recorded $1.0 million in expenses associated with the proposed initial public offering and the separation from LSI. These increases were offset in part by higher reimbursements of selling expenses related to the master distributor agreement with StorageTek due to the timing of billings and the underlying level of revenues.

     SG&A expenses as a percentage of revenues for the Storage Systems segment increased to 17% in the second quarter of 2004 from 16% in the same quarter of 2003. SG&A expenses as a percentage of revenues for the Storage Systems segment increased to 16% in the first six months of 2004 as compared to 15% in the same period of 2003.

     Restructuring of operations and other items: We recorded charges of $3.0 million and $2.4 million in restructuring of operations and other items for the three and six months ended June 30, 2004, respectively, which was primarily associated with the Semiconductor segment. We recorded a charge of $124.5 million and $160.2 million in restructuring of operations and other items for the three and six months ended June 30, 2003, respectively. For a complete discussion of the 2003 restructuring actions, please refer to our Annual Report on Form 10-K.

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

Second quarter of 2004:

     We recorded a gain of $1.0 million on the sale of fixed assets that had previously been held for sale and an expense of $4.0 million primarily for the write-down of the Colorado Springs fabrication facility to reflect a decline in fair market value and to write down certain spare parts for fixed assets.

     An expense of $0.4 million was recorded to reflect the change in time value of accruals for facility lease termination costs, net of adjustments for changes in sublease assumptions for certain previously accrued facility lease termination costs. Previously accrued contract termination fees of $0.4 million were reversed as the result of favorable negotiations to terminate those contracts.

     Subsequent to the end of our second quarter of 2004, we continued to consolidate non-manufacturing facilities and recorded $4.7 million for costs associated with exiting certain operating leases for real estate as the facilities ceased being used and the impairment of related leasehold improvements. We also recorded severance and termination benefits of $0.5 million for 38 employees involved in manufacturing operations and research and development activities in July of 2004.

     The fair values of impaired equipment and facilities were estimated by management. Given that current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that we will realize the current net carrying value of the assets held for sale. We reassess the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary. Assets held for sale of $25 million and $30 million were included as a component of prepaid expenses and other current assets as of June 30, 2004 and December 31, 2003, respectively. Assets classified as held for sale are not depreciated.

     The following table sets forth our restructuring reserves as of June 30, 2004, which are included in other accrued liabilities on the balance sheet:

			Utilized			Release
	Balance at	Restructuring	during	Balance at	Restructuring	of	Utilized	Balance at
	December	Expense	Q1	March 31,	Expense	reserves	during	June 30,
	31, 2003	Q1 2004	2004	2004	Q2 2004	Q2 2004	Q2 2004	2004
	(in thousands)
Write-down of excess assets (a)	$2,661	$(1,118)	$718	$2,261	$3,203	$(160)	$(3,414)	$1,890
Lease terminations and maintenance contracts (b)	21,021	252	(1,886)	19,387	379	(375)	(2,312)	17,079
Facility closure and other exit costs (c)	2,136	64	(782)	1,418	—	—	(369)	1,049
Payments to employees for severance (d)	874	204	(767)	311	—	(18)	(227)	66

Total	$26,692	$(598)	$(2,717)	$23,377	$3,582	$(553)	$(6,322)	$20,084

(a)	The amounts utilized in 2004 reflect $6.3 million of non-cash write-downs of long-lived assets in the U.S. due to impairment and $0.6 million in cash payments to decommission and sell assets, offset by $4.3 million realized gain on the sale of fixed assets previously held for sale. The write-downs of long-lived assets were accounted for as a reduction of the assets and did not result in a liability. The $1.9 million balance as of June 30, 2004, relates to machinery and equipment decommissioning costs in the U.S. and estimates of selling costs for assets held for sale and is expected to be utilized during 2004.

(b)	Amounts utilized represent cash payments. The balance remaining for primarily real estate lease terminations and maintenance contracts will be paid during the remaining terms of these contracts, which extend through 2011.

(c)	Amounts utilized represent cash payments. The balance remaining for facility closure and other exit costs will be paid during 2004.

(d)	Amounts utilized represent cash severance payments to twenty employees during the six months ended June 30, 2004. The balance remaining for severance is expected to be paid during 2004.

     Other Items

     During the second quarter of 2004, we reclassified a parcel of land in Colorado with a book value of $1.4 million from a long-term asset to a current asset held for sale. The land is part of total assets in the Semiconductor segment. We expect to sell the property within the next 12 months for an amount in excess of book value.

     Amortization of non-cash deferred stock compensation: Amortization of non-cash deferred stock compensation was $2.0 million for the three months ended June 30, 2004, $1.8 million for the three months ended March 31, 2004 and $8.9 million for the three months ended June 30, 2003. For the six months ended June 30, 2004 and 2003, the amortization of non-cash deferred stock compensation was $3.8 million and $19.4 million, respectively. The acquisitions for which deferred stock compensation and related amortization were recorded consisted primarily of the Accerant transaction in the second quarter of 2004 and the Velio transaction in the first quarter of 2004 (see Note 3 of the Notes); an acquisition in the fourth quarter of 2002; the acquisitions of C-Cube, and the RAID business from AMI in 2001; and the acquisition of DataPath in 2000. We also recorded non-cash deferred stock compensation for restricted common shares issued to Engenio and our employees and non-employee directors of Engenio during the first and second quarters of 2004. We amortize deferred stock compensation ratably over the related vesting periods. Deferred stock compensation is adjusted to reflect the forfeitures prior to vesting.

     Amortization of intangibles: Amortization of intangible assets was $19.4 million for the second quarter of 2004 as compared to $18.3 million for the first quarter of 2004. The slight increase over the prior quarter is due to amortization expense recorded in the second quarter of 2004 related to the intangible assets acquired from Accerant in the second quarter of 2004 and Velio in the first quarter of 2004 (see Note 3 of the Notes). No amortization expense was recorded in the first quarter of 2004 related to the intangible assets acquired from Velio as they were acquired on the last day of the first quarter of 2004.

     Amortization of intangible assets for the second quarter of 2004 slightly increased from $19.3 million for the same period in 2003. For the six months ended June 30, 2004 and 2003, amortization of intangible assets was $37.7 million and $39.4 million, respectively. The decrease is attributable to the write-down in the first quarter of 2003 of $15.1 million of intangible assets in the Semiconductor segment and $9.0 million of intangible assets in the Storage Systems segment. In the third quarter of 2003 we wrote-down an additional $21.0 million of intangible assets originally acquired in connection with the acquisition of C-Cube, which was added to our Semiconductor segment in the second quarter of 2001. The charges were recorded in restructuring and other items, net in 2003. These decreases were more than offset by amortization of intangible assets acquired in the first and second quarter of 2004. As of June 30, 2004, we had approximately $152.1 million of intangible assets, net of accumulated amortization that will continue to amortize.

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

     Interest expense: Interest expense increased slightly to $6.1 million in the second quarter of 2004 from $5.9 million in the first quarter of 2004. Interest expense decreased by $1.2 million during the three months ended June 30, 2004 from $7.3 million during the same period in 2003. Interest expense decreased $4.1 million to $12.0 million in the first six months of 2004 from $16.1 million in the same period of 2003. The decrease is due to the repurchase/redemption of $710.0 million of Convertible Notes during 2003 and changes in the benefit received from the interest rate swaps before/after termination, offset by the issuance of $350.0 million of Convertible Notes during the second quarter of 2003.

     Interest income and other, net: Interest income and other, net, was $8.8 million in the second quarter of 2004 as compared to $9.2 million in the first quarter of 2004. Interest income decreased to $3.5 million in the second quarter of 2004 from $5.4 million in the first quarter of 2004. The decrease in interest income is mainly due to lower returns on our short-term investments. Other income, net of $5.3 million in the second quarter of 2004 included a pre-tax gain of $5.1 million on sales of certain marketable available-for-sale equity securities in the three months ended June 30, 2004, and other miscellaneous items. Other income, net of $3.8 million in the first quarter of 2004 included a pre-tax gain of $3.0 million associated with our investment in marketable available-for-sale equity securities of a certain technology company that was acquired by another publicly traded technology company during the first quarter of 2004, and other miscellaneous items.

     In the second quarter of 2003, interest income and other, net, was $3.4 million. Interest income was $7.1 million in the second quarter of 2003. The decrease in interest income for the second quarter of 2004 as compared to the second quarter of 2003 is mainly due to lower realized gains on the sale of short-term investments and lower returns. Other expense, net, of $3.7 million in the second quarter of 2003 included a write-down of three investments in equity securities by $2.1 million due to impairment considered to be other than temporary (see Note 6 of the Notes), a net loss on the repurchase of Convertible Notes of $2.0 million, and currency option premium expenses, offset in part by net foreign exchange gains and gains on sale of assets.

     Interest income and other, net increased to $17.9 million in the first six months of 2004 from $10.1 million in the same period of 2003. Interest income decreased by $10.5 million to $8.9 million in the first six months of 2004 from $19.4 million in the same period of 2003. The decrease in interest income is mainly due to lower realized gains on the sale of short-term investments and lower returns during the first six months of 2004. Other income, net of $9.0 million in the first six months of 2004 included a pre-tax gain of $3.0 million associated with our investment in marketable available-for-sale equity securities of a certain technology company that was acquired by another publicly traded technology company during the first quarter of 2004, a pre-tax gain of $5.1 million on sales of certain marketable available-for-sale equity securities in the three months ended June 30, 2004, and other miscellaneous items. Other expense, net of $9.3 million in the first six months of 2003 included write-downs of investments in equity securities by $9.1 million due to impairment considered to be other than temporary (see Note 6 of the Notes), a net loss on the repurchase of Convertible Notes of $2.0 million, and currency option premium expenses, offset in part by net foreign exchange gains, gains on sale of assets and other miscellaneous expenses that were individually insignificant.

     Provision for income taxes: During the three and six months ended June 30, 2004, we recorded an income tax expense of $6.0 million and $12.0 million, respectively. The expense relates to foreign income taxes and U.S. alternative minimum taxes. Income taxes within the U.S. have been partially offset by the utilization of current foreign tax and research and development tax credits. For the three months and six months ended June 30, 2003, we recorded an income tax expense of $6.0 million and $12 million, respectively. The expense relates to foreign income taxes. Excluding certain foreign jurisdictions, the future benefit of temporary differences, including operating losses, is not being recognized.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

     Cash, cash equivalents and short-term investments increased to $847.4 million at June 30, 2004, from $813.7 million at December 31, 2003. As described below, the increase is mainly due to net cash inflows from operating and financing activities, and net cash inflows from investing activities excluding purchases of short-term investments in debt securities available for sale.

     Working capital. Working capital increased by $83.9 million to $1.1 billion at June 30, 2004, from $998.8 million at December 31, 2003. Working capital in the first six months of the current year was impacted by the following activities:

•	Cash, cash equivalents and short-term investments increased by $33.7 million to $847.4 million at June 30, 2004, as compared to $813.7 million at December 31, 2003;

•	Accounts receivable increased by $57.8 million to $289.0 million at June 30, 2004 from $231.2 million at December 31, 2003. The increase is mainly attributable to higher billings in the last month of the second quarter of 2004 as compared to the last month of the fourth quarter of 2003, and better cash collections in the fourth quarter of 2003 as compared to the second quarter of 2004;

•	Inventories increased by $11.4 million to $209.9 million as of June 30, 2004 from $198.5 million as of December 31, 2003. This is mainly due to the purchase of raw materials during the second quarter of 2004 in anticipation of inventory to be required in the second half of 2004, part of which still remained as work-in-process inventories at the end of the second quarter of 2004; and

•	Other accrued liabilities decreased by $8.0 million to $145.8 million as of June 30, 2004 from $153.8 million as of December 31, 2003. This is mainly due to utilization of our restructuring reserves.

     The increase in working capital was offset, in part, by the following:

•	Prepaid expenses and other current assets decreased by $13.4 million primarily due to a $6.8 million decrease in the current portion of collateral balance on the equipment operating leases (see Note 14 of the Notes), a $4.6 million decrease in other receivables mainly due to a $6.6 million income tax refund received in the first quarter of 2004, and a $4.9 million decrease in assets held for sale due to sales and retirements (see Note 5 of the Notes), offset in part by other miscellaneous items;

•	Accounts payable increased by $9.2 million primarily due to timing of invoice receipts and payments; and

•	Income taxes payable increased by $4.1 million primarily due to the timing of tax payments made and income tax provision recorded in the first six months of 2004.

     Cash and cash equivalents generated from operating activities. During the first six months of 2004, we generated $38.2 million of net cash and cash equivalents from operating activities compared to $104.1 million generated in the same period of 2003. Cash and cash equivalents generated by operating activities for the six months ended June 30, 2004 were the result of the following:

•	Higher income (before depreciation and amortization, non-cash restructuring and other items, amortization of non-cash deferred stock compensation, gains on sale and exchange of equity securities, loss on write-down of equity securities, and gains on the sale of property and equipment) over the six months ended June 30, 2004 as compared to the same period in 2003, offset by lower net changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations. The non-cash items and other non-operating adjustments are quantified in our Consolidated Statements of Cash Flows included in this Current report on Form 10-Q; and

•	Changes in working capital components from December 31, 2003 to June 30, 2004 as discussed above.

     Cash and cash equivalents used in investing activities. Cash and cash equivalents used in investing activities were $118.8 million for the six months ended June 30, 2004, compared to $41.0 million provided by investing activities in the same period in 2003. The primary investing activities during the six months ended June 30, 2004 were as follows:

•	Purchases of debt and equity securities available for sale, net of sales and maturities;

•	Purchases of property and equipment;

•	Proceeds from the sale of property and equipment;

•	Acquisition of companies (see Note 3 of the Notes); and

•	Lower non-current assets and deposits in the six months ended June 30, 2004, primarily as a result of the refund of collateral from the equipment operating lease during the first six months of 2004 (see Note 14 of the Notes) and a terminated letter of credit during the first quarter of 2004.

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

     Cash and cash equivalents provided by financing activities. Cash and cash equivalents provided by financing activities during the six months ended June 30, 2004 were $10.1 million as compared to $38.6 million in the same period in 2003. The primary financing activities during the six months ended June 30, 2004 were as follows:

•	Additional purchase of minority interests in subsidiary;

•	Issuance of common stock under our employee stock option and purchase plans; and

•	Repayment of debt obligations.

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

     On February 19, 2004, Engenio filed a registration statement on Form S-1 (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”). On July 27, 2004, Engenio filed Amendment No. 8 to the Registration Statement. On July 29, 2004, we announced jointly with Engenio the postponement of the initial public offering of its common stock due to market conditions.

Contractual Obligations

     The following table summarizes our contractual obligations at June 30, 2004, and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments due by period
			4 – 5	After 5
Contractual Obligations	Less than 1 year	1 – 3 years	years	years	Total
	(in millions)
Convertible Subordinated Notes	$—	$490.0	$—	$350.0	$840.0
Operating lease obligations	122.3	169.2	37.5	40.8	369.8
Capital lease obligations	0.4	—	—	—	0.4
Purchase commitment	307.9	2.3	—	—	310.2

Total	$430.6	$661.5	$37.5	$390.8	$1,520.4

     Convertible Subordinated Notes

     As of June 30, 2004, we have $490 million of Convertible Subordinated Notes due in October 2006 (“2001 Convertible Notes”) and $350 million of Convertible Subordinated Notes due in May 2010 (“2003 Convertible Notes”). All of the Convertible Notes are subordinated to all existing and future senior debt and are convertible at the holder’s option, at any time prior to the maturity date of the Convertible Notes, into shares of our common stock. The 2001 and 2003 Convertible Notes have conversion prices of approximately $26.34 per share and $13.42 per share, respectively. The 2001 Convertible Notes are redeemable at our option, in whole or in part, on at least 30 days notice at any time on or after the call date, which is two years before the due date. We cannot elect to redeem the 2003 Convertible Notes prior to maturity. Each holder of the 2001 and 2003 Convertible Notes has the right to cause us to repurchase all of such holder’s convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change to us, which includes a transaction or event such as an exchange offer, liquidation, tender offer, consolidation, merger or combination. Interest is payable semiannually.

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

     Operating Lease Obligations

     As of June 30, 2004, we had operating leases financing certain wafer fabrication equipment (see Note 14 of the Notes). Under these leases, we are required to maintain unrestricted cash and short-term investment reserves in an amount no less than $350 million. We were in compliance with this requirement as of June 30, 2004.

     We guarantee residual values of equipment on these leases. As of June 30, 2004, we do not expect to realize a loss on the guarantee at the end of the lease term, and accordingly, no additional rent expense has been recognized (see Note 14 of the Notes).

     In connection with the equipment operating leases described above, we entered into standby letters of credit for $63 million to expire at the end of the lease term. These instruments are off-balance sheet commitments to extend financial guarantees. The fair value of the letters of credit approximates the contract amount (see Note 14 of the Notes).

     We also lease real estate, certain other equipment and software under non-cancelable operating leases. We renegotiated the existing lease agreements for six buildings located in California in the first and second quarters of 2004. The future minimum payments for these renegotiated building leases will be $2 million, $3 million, $4 million, $5 million, $5 million and $21 million for the years ending December 31, 2004, 2005, 2006, 2007, 2008 and thereafter, respectively.

     On August 6, 2004, we entered into two lease and security agreements, each with Wells Fargo Bank Northwest, acting as the Agent. One lease for $134 million is with Bank of the West acting as the Lessor, and the second lease for $201 million is with BTM Capital Corporation acting as the Lessor. The leases are for wafer fabrication equipment (the “Equipment”) that was previously on lease immediately prior to closing this transaction. See Note 14 of the Notes for a discussion of these former leases entered into on March 28, 2003. The new leases qualify for operating lease accounting treatment. Each lease has a term of 3 years. We may, at the end of the lease term, return or purchase, at a pre-determined amount, all of the Equipment. We have $313 million in cash that is posted as collateral for the leases as of August 6, 2004. We are required to maintain unrestricted cash and short-term investments reserves in an amount no less than the higher of a) the sum of $100 million plus the principal amount of our 2001 Convertible Subordinated Notes due in 2006 or b) $350 million. We were in compliance with this requirement as of August 6, 2004.

     We guarantee residual values related to the leased equipment. As of August 6, 2004, its maximum potential exposure to residual value guarantees was approximately $142 million and we do expect to have a loss on such guarantees.

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

Recent Accounting Pronouncements

     In July 2004, the EITF issued EITF Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” This issue addresses the determination of whether an investment is in-substance common stock and when to perform that evaluation, but does not address the determination of whether an investor has the ability to exercise significant influence over the operating and financial policies of the investee. The pronouncement is effective for fiscal periods beginning after September 15, 2004. For existing investments, the investor should make an initial determination as to whether the investment is in-substance common stock based on the circumstances existing as of the date of first application of this issue. We do not believe that the adoption of this standard will have a material impact on our consolidated balance sheet or statement of operations.

     In March 2004, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 03-06, “Participating Securities and the Two-class Method Under FASB Statement No. 128, Earnings Per Share.” EITF Issue No. 03-06 addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. This pronouncement is effective for fiscal periods beginning after March 31, 2004. The adoption of this standard did not have a material impact on our computation of EPS.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors detailed in the Risk Factors in Part I of our Annual Report on Form 10-K for the year ended December 31, 2003, which information is incorporated by reference. Our actual results in future periods may be significantly different from any future performance suggested in this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Risks and uncertainties that may affect our results include, among others:

•	A general economic weakness may further reduce our revenues.

•	Engenio represents a significant portion of our business, and an initial public offering, sale or spin-off of Engenio, may cause our operating results to suffer and may cause net revenues and income to decline.

•	The separation and possible IPO, sale or spin-off of Engenio from us is a substantial undertaking that may disrupt our ongoing business and may increase expenses, which may adversely affect our results of operations and financial condition.

•	We operate in highly competitive markets.

•	Our new products may not achieve market acceptance.

•	We operate highly complex and costly manufacturing facilities.

•	We outsource a substantial portion of wafers manufactured.

•	We have significant capital requirements to maintain and grow our business.

•	We are exposed to fluctuations in foreign currency exchange rates.

•	We procure parts and raw materials from limited domestic and foreign sources.

•	We are dependent on a limited number of customers.

•	We utilize indirect channels of distribution over which we have limited control.

•	Our operations are affected by cyclical fluctuations.

•	We engage in acquisitions and alliances giving rise to economic and technological risks.

•	The price of our securities may be subject to wide fluctuations.

•	We may rely on capital and bank markets to provide liquidity.

•	We design and develop highly complex cell-based ASICs.

•	Our global operations expose us to numerous international business risks.

•	The high technology industry in which we operate is prone to intellectual property litigation.

•	Our manufacturing facilities may not achieve desired margins.

•	Our manufacturing facilities are subject to disruption.

•	We must attract and retain key employees in a highly competitive environment.

•	Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected fluctuations and affect our reported results of operations.

     While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information, we recommend that you read this discussion and analysis in conjunction with the Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     There have been no significant changes in the market risk disclosures during the six months ended June 30, 2004, as compared to the discussion in Part II of our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

     Our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act as of June 30, 2004. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     This information is included in Note 15 (“Legal Matters”) of the Notes to the Unaudited Consolidated Financial Statements, which information is incorporated herein by reference from Item 1 of Part I hereof.

Item 2. Changes of Securities, Use of Proceeds

     On July 28, 2000, the Company’s Board of Directors authorized a new stock repurchase program in which up to 5 million shares of the Company’s common stock may be repurchased in the open market from time to time. There is no expiration date for the plan. No shares were repurchased under this plan during the first six months of 2004. There are 3.5 million shares available for repurchase under this plan as of June 30, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of Stockholders was held on May 6, 2004 in San Jose, California. At the meeting, our stockholders voted on and approved the following proposals. The results of the voting were as follows:

Proposal 1. To elect eight directors to serve for the ensuing year and until their successors are elected.

Director	Votes For	Votes Withheld
T.Z. Chu	319,158,332	17,273,593
Wilfred J. Corrigan	321,046,627	15,385,298
Malcolm R. Currie	318,805,265	17,626,660
James H. Keyes	319,256,650	17,175,275
R. Douglas Norby	321,413,748	15,018,177
Matthew J. O’Rourke	320,120,581	16,311,344
Gregorio Reyes	323,868,137	12,563,788
Larry W. Sonsini	315,814,258	20,617,667

Proposal 2. To approve an amendment to the Company’s Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance thereunder by 9,000,000.

Votes For	Votes Against	Abstentions	Broker Non-Votes
114,129,095	86,275,334	2,569,478	0

Proposal 3. To approve an amendment to the Company’s International Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance thereunder by 1,000,000.

Votes For	Votes Against	Abstentions	Broker Non-Votes
175,334,835	24,997,535	2,640,738	0

Proposal 4. To approve the amendment and restatement of the Company’s Incentive Plan.

Votes For	Votes Against	Abstentions	Broker Non-Votes
187,939,781	12,291,223	2,742,102	0

Proposal 5. To ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for its 2004 fiscal year.

Votes For	Votes Against	Abstentions	Broker Non-Votes
324,030,110	10,221,668	2,180,146	0

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbarnes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Furnished not filed.

(b) Reports on Form 8-K

     On April 28, 2004, the Company filed in part and furnished in part a Form 8-K pursuant to Items 5, 7 and 12 to report information regarding the financial results for the fiscal quarter ended March 31, 2004 set forth in the Registrant’s news release dated April 28, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSI LOGIC CORPORATION (Registrant)

Date: August 13, 2004	By	/s/ Bryon Look

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