Form 10-Q
period 2004-10-03
LSI LOGIC CORP
filed 2004-11-12
CIK 703360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 3, 2004

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

As of November 5, 2004, there were 384,930,760 shares of the registrant’s Common Stock, $.01 par value, outstanding.

LSI LOGIC CORPORATION
Form 10-Q
For the Quarter Ended September 30, 2004
INDEX

Page
No.
PART I. FINANCIAL INFORMATION
Item 1 Financial Statements
Consolidated Balance Sheets — September 30, 2004 (unaudited) and December 31, 2003	3
Consolidated Statements of Operations — Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)	4
Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2004 and 2003 (unaudited)	5
Notes to Unaudited Consolidated Financial Statements	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3 Quantitative and Qualitative Disclosures About Market Risk	35
Item 4 Controls and Procedures	36
PART II. OTHER INFORMATION
Item 1 Legal Proceedings	36
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 6 Exhibits	37
Signatures	38
Index to Exhibits	39
EXHIBIT 2.1
EXHIBIT 2.2
EXHIBIT 2.3
EXHIBIT 2.4
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LSI LOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2004	2003
	(In thousands, except
	per-share amounts)
Assets
Cash and cash equivalents	$202,627	$269,682
Short-term investments	606,217	544,007
Accounts receivable, less allowances of $5,494 and $7,415	264,832	231,184
Inventories	244,272	198,517
Deferred tax assets	8,089	8,116
Prepaid expenses and other current assets	127,240	138,531

Total current assets	1,453,277	1,390,037
Property and equipment, net	237,189	481,489
Intangibles, net	131,324	161,236
Goodwill	973,060	968,483
Deferred tax assets	7,273	7,484
Non-current assets and deposits	260,907	318,176
Investment in equity securities	16,847	35,455
Other assets	77,806	85,541

Total assets	$3,157,683	$3,447,901

Liabilities and Stockholders’ Equity
Accounts payable	$131,689	$102,632
Accrued salaries, wages and benefits	76,805	75,968
Other accrued liabilities	181,175	153,857
Income taxes payable	67,670	58,417
Current portion of long-term obligations	270	377

Total current liabilities	457,609	391,251
Long-term debt and capital lease obligations	784,225	865,606
Other non-current liabilities	131,986	141,096

Total long-term obligations and other liabilities	916,211	1,006,702
Commitments and contingencies (Notes 14 and 15)
Minority interest in subsidiary	274	7,498
Stockholders’ equity:
Preferred shares; $.01 par value; 2,000 shares authorized, none outstanding	—	—
Common stock; $.01 par value; 1,300,000 shares authorized; 384,929 and 381,491 shares outstanding	3,849	3,815
Additional paid-in capital	2,959,708	2,950,051
Deferred stock compensation	(10,961)	(24,839)
Accumulated deficit	(1,186,895)	(920,790)
Accumulated other comprehensive income	17,888	34,213

Total stockholders’ equity	1,783,589	2,042,450

Total liabilities and stockholders’ equity	$3,157,683	$3,447,901

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI LOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(In thousands, except per share amounts)
Revenues	$380,217	$450,227	$1,280,471	$1,230,225
Cost of revenues	228,418	265,243	718,424	751,780

Gross profit	151,799	184,984	562,047	478,445
Research and development	108,134	103,803	327,173	330,256
Selling, general and administrative	63,460	57,715	188,375	172,214
Restructuring of operations and other items, net	228,624	24,516	231,055	184,709
Amortization of non-cash deferred stock compensation (*)	2,593	3,398	6,422	22,825
Amortization of intangibles	19,212	19,200	56,884	58,592

Loss from operations	(270,224)	(23,648)	(247,862)	(290,151)
Interest expense	(5,999)	(6,971)	(17,978)	(23,116)
Interest income and other, net	(209)	4,967	17,735	15,106

Loss before income taxes	(276,432)	(25,652)	(248,105)	(298,161)
Provision for income taxes	6,000	6,000	18,000	18,000

Net loss	$(282,432)	$(31,652)	$(266,105)	$(316,161)

Net loss per share:
Basic	$(0.73)	$(0.08)	$(0.69)	$(0.84)

Dilutive	$(0.73)	$(0.08)	$(0.69)	$(0.84)

Shares used in computing per share amounts:
Basic	384,876	378,749	383,355	376,931

Dilutive	384,876	378,749	383,355	376,931

(*)	Amortization of non-cash deferred stock compensation, if not shown separately, would have been included in cost of revenues, research and development and selling, general and administrative expenses as shown below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
		(In thousands)
Cost of revenues	$52	$122	$148	$392
Research and development	2,085	2,469	4,796	18,010
Selling, general and administrative	456	807	1,478	4,423

Total	$2,593	$3,398	$6,422	$22,825

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI LOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2004	2003
	(In thousands)
Operating activities:
Net loss	$(266,105)	$(316,161)
Adjustments:
Depreciation and amortization	136,407	208,615
Amortization of non-cash deferred stock compensation	6,422	22,825
Non-cash restructuring and other items	214,058	145,828
(Gain) on sale of equity securities, net of loss on write down	(2,113)	9,043
(Gain)/loss on repurchase of Convertible Subordinated Notes	(1,767)	3,191
Gain on sale of property and equipment	(5,881)	(2,150)
Changes in deferred tax assets and liabilities	238	(94)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(32,855)	(14,773)
Inventories	(46,032)	(7,050)
Prepaid expenses and other assets	(2,068)	63,149
Accounts payable	29,908	(1,338)
Accrued and other liabilities	34,343	27,319

Net cash provided by operating activities	64,555	138,404

Investing activities:
Purchase of debt securities available-for-sale	(641,435)	(1,995,322)
Maturities and sales of debt securities available-for-sale	568,178	1,890,065
Purchases of equity securities	(2,250)	—
Proceeds from sales of equity securities	10,518	—
Purchases of property and equipment	(41,794)	(48,775)
Proceeds from sale of property and equipment	8,597	13,677
Proceeds from the sale-lease back of equipment	—	160,000
Deposit received toward the sale of the Japan manufacturing facility	—	4,869
Increase in non-current assets and deposits	(313,013)	(390,135)
Decrease in non-current assets and deposits	369,464	256,606
Acquisition of companies, net of cash acquired	(32,025)	—

Net cash used in investing activities	(73,760)	(109,015)

Financing activities:
Repurchase of Convertible Subordinated Notes	(68,117)	(461,983)
Proceeds from borrowings	—	350,000
Cash paid for call spread options	—	(28,000)
Debt issuance costs	—	(10,936)
Repayment of debt obligations	(297)	(264)
Purchase of minority interest in subsidiary	(7,978)	—
Issuance of common stock	17,864	17,763

Net cash used in financing activities	(58,528)	(133,420)

Effect of exchange rate changes on cash and cash equivalents	678	4,937

Decrease in cash and cash equivalents	(67,055)	(99,094)

Cash and cash equivalents at beginning of period	269,682	448,847

Cash and cash equivalents at end of period	$202,627	$349,753

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

     For financial reporting purposes, the Company reports on a 13 or 14-week quarter with a year ending December 31. The current quarter ended October 3, 2004. For presentation purposes, the consolidated financial statements refer to the calendar quarters for convenience. The results of operations for the quarter ended October 3, 2004, are not necessarily indicative of the results to be expected for the full year. The nine months ended October 3, 2004 consisted of approximately 40 weeks, while the nine months ended September 28, 2003 consisted of approximately 39 weeks. The third quarter of 2004 and 2003 both consisted of 13 weeks.

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

Recent Accounting Pronouncements

     In October 2004, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share.” This issue addresses when contingently convertible instruments should be included in diluted earnings per share computations. The pronouncement will be effective for reporting periods ending after December 15, 2004. The adoption of this standard is not expected to have an impact on the Company’s computation of diluted earnings per share.

     In October 2004, the EITF issued EITF Issue No. 04-10, “Applying Paragraph 19 of Statement of Financial Accounting Standards (“SFAS”) No. 131 in Determining Whether to Aggregate Operating Segments that do not meet the Quantitative Thresholds.” SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that a public business enterprise report financial and descriptive information about its reportable operating segments. This issue addresses how to aggregate operating segments that do not meet the quantitative thresholds in SFAS No. 131. The pronouncement is effective for fiscal years ending after October 13, 2004. The adoption of this standard did not have an impact to the existing reportable operating segments of the Company.

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

     In March 2004, the EITF issued EITF Issue No. 03-06, “Participating Securities and the Two-class Method Under SFAS No. 128, Earnings Per Share.” EITF Issue No. 03-06 addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. This pronouncement is effective for fiscal periods beginning after March 31, 2004. The adoption of this standard did not have an impact on the Company’s computation of EPS.

     In March 2004, the EITF reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-01 provides guidance on recording other-than-temporary impairments of cost method investments and requires additional disclosures for those investments. In September 2003, a FASB Staff Position was issued that delays the recognition and measurement guidance in EITF No. 03-01 until the final issuance of Financial Accounting Standards Board (“FASB”) Staff Position Issue 03-01a. The adoption of the recognition and measurement provisions is not expected to have a material impact on the Company’s consolidated balance sheet or statement of operations. The disclosure requirements are effective for fiscal years ending after June 15, 2004, and are required only for annual periods.

     In December 2003, the FASB released a revision to FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A public entity shall apply the provisions of the FIN 46 revision no later than the end of the first reporting period that ends after March 15, 2004. However, a public entity shall apply FIN 46 to entities considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003. The adoption of this standard did not have a material impact on the consolidated balance sheet or statement of operations.

NOTE 2 — SEPARATION OF LSI LOGIC STORAGE SYSTEMS, INC.

     On July 29, 2004, LSI announced jointly with Engenio (“Engenio” or “Storage Systems segment”) the postponement of the initial public offering of its common stock due to market conditions. During the nine months ended September 30, 2004, the Company recorded $3.5 million in fees related to the initial public offering as selling, general and administrative (“SG&A”) expenses in the statement of operations. The fees include professional services that were directly and solely related to the initial public offering of Engenio common stock.

     The separation of Engenio from the Company, including the transfer of related assets, liabilities and intellectual property rights, was substantially completed in December 2003. At that time, the Company and Engenio entered into a Master Separation Agreement, General Assignment and Assumption Agreement, Intellectual Property Agreement, Employee Matters Agreement and an Indemnification and Insurance Matters Agreement, as more fully described in the Company’s Annual Report on Form 10-K. In March 2004, the Company and Engenio entered into the following additional agreements that further specify the terms of the separation.

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

     The Company may also pay additional cash of up to $4.0 million if certain revenue targets are achieved over a period ending December 31, 2005. Such contingent consideration will represent additional purchase price and be included in goodwill when and if such targets are met.

     Useful life of intangible assets. The amounts allocated to current technology and non-compete agreements are being amortized over their estimated useful lives of 5 and 2 years, respectively using the straight-line method.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net loss, as reported	$(282,432)	$(31,652)	$(266,105)	$(316,161)
Add: Amortization of non-cash deferred stock compensation expense determined under the intrinsic value method as reported in net loss, net of related tax effects *	749	1,476	2,771	7,605
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(27,038)	(47,959)	(97,635)	(156,149)

Pro forma net loss **	$(308,721)	$(78,135)	$(360,969)	$(464,705)

Net loss per share:
Basic -as reported	$(0.73)	$(0.08)	$(0.69)	$(0.84)
Basic -pro forma	$(0.80)	$(0.21)	$(0.94)	$(1.23)
Diluted -as reported	$(0.73)	$(0.08)	$(0.69)	$(0.84)
Diluted -pro forma	$(0.80)	$(0.21)	$(0.94)	$(1.23)

* This amount excludes amortization of non-cash deferred stock compensation on restricted stock awards.

** The amounts for the three and nine months ended September 30, 2003 have been adjusted to reflect higher calculated fair values for the Employee Stock Purchase Plan, which resulted in a 3% and 2% increase in the pro forma net loss in the three months and nine months ended September 30, 2003, respectively.

NOTE 5 — RESTRUCTURING AND OTHER ITEMS

     The Company recorded charges of $229 million and $231 million in restructuring of operations and other items for the three and nine months ended September 30, 2004, respectively, primarily in the Semiconductor segment. The Company recorded a charge of $25 million and $185 million in restructuring of operations and other items for the three and nine months ended September 30, 2003, respectively. For a complete discussion of the 2003 restructuring actions, please refer to the Company’s Annual Report on Form 10-K for fiscal year 2003.

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

Third quarter of 2004:

     As a result of the decline in revenues in the semiconductor industry and a corresponding decline in the Company’s outlook as of the latter part of the third quarter of 2004, the Company initiated a comprehensive restructuring program, which included asset impairments, a global reduction in workforce and the consolidation of certain facilities as described further below.

     The Company concluded in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that the Gresham manufacturing facility assets were impaired. Accordingly, an asset write-down of $205.5 million was recorded in the semiconductor segment during the third quarter of 2004 and the Company estimates an additional write-down of approximately $177 million will be recorded in the fourth quarter of 2004. The fair value of impaired equipment and facilities were estimated by management. The charge in the fourth quarter will reflect the impairment of the equipment that will be purchased in connection with the termination of the operating leases as described in Note 14. The impairment charges will be non-cash charges. The fourth quarter cash flows will reflect the buyout of the leases, net of the return of the cash collateral associated with the leases for a net outflow of $21 million.

     The Company announced workforce reductions for approximately 558 positions worldwide across all job functions and recorded a charge of $14.6 million in the Semiconductor segment for severance and termination benefits.

     The Company recorded a gain of $1.9 million on the sale of fixed assets that had previously been held for sale and an expense of $3.4 million for the write-down of the Colorado Springs fabrication facility to reflect a decline in fair market value, the impairment of certain acquired intangible assets in the Semiconductor segment and the write-down of leasehold improvements related to the facility operating leases discussed below.

     In the third quarter of 2004, the Company consolidated additional non-manufacturing facilities and recorded $6.1 million for costs associated with exiting certain operating leases for real estate as the facilities ceased being used. An expense of $0.4 million was recorded to reflect the change in time value of prior accruals for facility lease termination costs. In addition, an expense of $1.8 million was recorded for changes in sublease assumptions for certain previously accrued facility lease termination costs.

     Assets held for sale of $24 million and $30 million were included as a component of prepaid expenses and other current assets as of September 30, 2004 and December 31, 2003, respectively. Assets classified as held for sale are not depreciated. The fair values of impaired equipment and facilities were estimated by management. Given that current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that the Company will realize the current net carrying value of the assets held for sale. The Company reassesses the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary.

     The following table sets forth the Company’s restructuring reserves as of September 30, 2004, which are included in other accrued liabilities on the balance sheet:

		Restructur					Restructur
	Balance at	ing	Utilized	Restructuring	Release of	Utilized	ing	Utilized	Balance at
	December 31,	Expense	during Q1	Expense	reserves	during Q2	Expense	during Q3	September 30,
	2003	Q1 2004	2004	Q2 2004	Q2 2004	2004	Q3 2004	2004	2004
	(In thousands)
Write-down of excess assets (a)	$2,661	$(1,118)	$718	$3,203	$(160)	$(3,414)	$207,035	$(207,324)	$1,601
Lease terminations and maintenance contracts (b)	21,021	252	(1,886)	379	(375)	(2,312)	8,336	(2,214)	23,201
Facility closure and other exit costs (c)	2,136	64	(782)	—	—	(369)	—	(234)	815
Payments to employees for severance (d)	874	204	(767)	—	(18)	(227)	14,573	(838)	13,801

Total	$26,692	$(598)	$(2,717)	$3,582	$(553)	$(6,322)	$229,944	$(210,610)	$39,418

(a)	The amounts utilized in 2004 reflect $215.4 million of non-cash write-downs of long-lived assets in the U.S. due to impairment and $0.8 million in cash payments to decommission and sell assets, offset by a $6.2 million realized gain on the sale of fixed assets previously held for sale. The write-downs of long-lived assets were accounted for as a reduction of the assets and did not result in a liability. The $1.6 million balance as of September 30, 2004, relates to machinery and equipment decommissioning costs in the U.S. and estimates of selling costs for assets held for sale and is expected to be utilized during the first half of 2005.

(b)	Amounts utilized represent cash payments. The balance remaining for primarily real estate lease terminations and maintenance contracts will be paid during the remaining terms of these contracts, which extend through 2011.

(c)	Amounts utilized represent cash payments. The balance remaining for facility closure and other exit costs will be paid during the first half of 2005.

(d)	Amounts utilized represent cash severance payments to 68 employees during the nine months ended September 30, 2004. The balance remaining for severance is expected to be paid by the end of 2005.

Other Items

     During the second quarter of 2004, the Company reclassified a parcel of land in Colorado with a book value of $1.4 million from a long-term asset to a current asset held for sale. The land is part of total assets in the Semiconductor segment. The Company expects to sell the property within the next 12 months for an amount not less than book value.

     During the third quarter of 2004, the Company reclassified a parcel of land in Japan with a book value of $1.4 million from a long-term asset to a current asset held for sale. The land is part of the total assets in the Semiconductor segment. The Company expects to sell the property within the next 12 months for an amount not less than book value.

     During the third quarter of 2004, the Company entered into two new lease agreements for wafer fabrication equipment (see Note 14). The equipment was previously on lease immediately prior to the closing of the new lease agreements. The Company had capitalized and was amortizing fees related to the previous lease agreements. Upon entering into the new lease agreements, $2.5 million in remaining unamortized fees for the previous leases were recorded as an expense in the statement of operations.

     During the third quarter of 2004, the Company discontinued hedge accounting treatment on the interest rate swap related to the equipment operating leases that were refinanced and recorded the $3.8 million balance in accumulated comprehensive income as a gain in the statement of operations (see Notes 7 and 14).

NOTE 6 —INVESTMENTS

	September 30,	December 31,
	2004	2003
	(In thousands)
Available-for-sale debt securities
Asset and mortgage-backed securities	$300,187	$345,625
U.S. government and agency securities	235,843	104,173
Corporate and municipal debt securities	70,187	90,730
Auction rate preferred stock	—	3,150
Foreign debt securities	—	329

Total short-term investments	$606,217	$544,007

Long-term investment in equity securities	$16,847	$35,455

     An unrealized loss on available-for-sale securities of $0.9 million, net of the related tax effect of $0.5 million, and an unrealized gain of $8 million, net of the related tax effect of $4 million, was included in accumulated other comprehensive income as of September 30, 2004 and December 31, 2003, respectively. Net realized gains on sales of available-for-sale debt securities were $0.5 million and $1.1 million for the three and nine months ended September 30, 2004, respectively. Net realized gains on sales of available-for-sale debt securities were $0.1 million and $9 million for the three and nine months ended September 30, 2003, respectively.

     The Company realized pre-tax gains of $8 million related to the following for the nine months ended September 30, 2004:

•	A $5 million pre-tax gain related to the sales of certain marketable available-for-sale equity securities in the second quarter of 2004; and

•	A $3 million pre-tax gain associated with marketable available-for-sale equity securities of a certain technology company that was acquired by another technology company in the first quarter of 2004.

     The following table includes the details of pre-tax losses related to investments in equity securities that the Company has recorded during the nine months ended September 30, 2004 and 2003. Management believed that the declines in value were other than temporary.

	Non-marketable	Marketable equity
	equity investments	investments
	(in millions)
Pre-tax loss:
Three months ended September 30, 2004	$1.9	$4.1
Nine months ended September 30, 2004	3.1	4.1
Pre-tax loss:
Three months ended September 30, 2003	$0.5	$—
Nine months ended September 30, 2003	7.8	2.7
Total carrying value of impaired investments as of September 30, 2004	$5.0	$2.0

NOTE 7 — DERIVATIVE FINANCIAL INSTRUMENTS

Foreign currency risk

     The Company enters into forward contracts that are designated as foreign currency cash-flow hedges of forecasted payments in Euros. Changes in the fair value of the forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in interest income and other, net. As of September 30, 2004 and December 31, 2003, the Company held forward contracts designated as foreign currency cash flow hedges of forecasted Euro payment transactions that were set to expire over three-month and twelve-month periods, respectively. For the three and nine months ended September 30, 2004 and 2003, the change in time value of these forward contracts was not significant. As of September 30, 2004, unrealized losses included in accumulated other comprehensive income, which will be recorded in the income statement over the next three months, were not significant. There were no unrealized gains or losses included in accumulated other comprehensive income as of December 31, 2003. The expense for the three and nine months ended September 30, 2004 and the benefit for three and nine months ended September 30, 2003 recorded in the income statement was not significant. The Company did not record any gains or losses due to hedge ineffectiveness for the three and nine months ended September 30, 2004 and 2003.

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

     In the second quarter of 2003, the Company entered into an interest rate swap transaction to effectively convert the LIBOR-based floating rate interest payments on the equipment operating leases discussed in Note 14, with an initial notional amount of $395 million, to a fixed interest rate (the “Lease Swap”). The Lease Swap qualified to be accounted for as a cash flow hedge of the forecasted interest payments attributable to the benchmark interest rate on the equipment operating leases through September 2006. In August 2004, the Company entered into two new equipment operating leases for the wafer fabrication equipment that was previously on the above-mentioned leases. As a result of entering into the new leases, the hedged forecasted interest payments are no longer probable to occur. Hedge accounting treatment was discontinued prospectively and the balance in accumulated other comprehensive income was immediately recorded as a gain of $3.8 million in restructuring and other items in the statement of operations. In September 2004, the Company terminated the Lease Swap. As of September 30, 2004, $12 million was recorded in other current assets for the amount to be received from the termination and the collateral that will be returned to the Company.

NOTE 8 — BALANCE SHEET DETAIL

	September 30,	December 31,
	2004	2003
	(In thousands)
Cash and cash equivalents:
Cash in financial institutions	$38,070	$108,989
Cash equivalents	164,557	160,693

	$202,627	$269,682

Inventories:
Raw materials	$21,495	$15,352
Work-in-process	145,056	116,340
Finished goods	77,721	66,825

	$244,272	$198,517

Intangible assets, net of accumulated amortization:
Semiconductor segment	$116,450	$137,230
Storage Systems segment	14,874	24,006

	$131,324	$161,236

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 are as follows (in thousands):

	Semiconductor	Storage Systems
	segment	segment	Total
Balance as of January 1, 2004	$887,992	$80,491	$968,483
Goodwill acquired during the year	8,045	—	8,045
Adjustment to goodwill acquired in a prior year for the resolution of a pre-acquisition income tax contingency	(4,463)	—	(4,463)
Adjustment to goodwill acquired in prior periods	—	142	142
Purchase of minority interest	853	—	853

Balance as of September 30, 2004	$892,427	$80,633	$973,060

     The Company monitors the recoverability of goodwill recorded in connection with acquisitions annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment, if any, would be determined in accordance with SFAS No. 142, which uses a fair value model for determining the carrying value of goodwill. As a result of the decline in revenues in the semiconductor industry and the corresponding decline in the Company’s outlook as of the latter part of the third quarter of 2004 and the conclusion that the Gresham manufacturing facility was impaired (see Note 5), the Company reviewed goodwill by reporting unit for impairment as of September 30, 2004. The Company’s reporting units are Semiconductor and Storage

Systems or Engenio. The impairment testing is a two-step process. The first step requires comparing the fair value of each reporting unit to its net book value. The Company uses management estimates of future cash flows to perform the first step of the goodwill impairment test. These estimates include assumptions about future conditions such as future revenues, gross margins and operating expenses. Two methodologies were used to obtain the fair value for each reporting unit as of September 30, 2004: Discounted Cash Flow and Market Multiple. The Company concluded that goodwill was not impaired under the first step as of September 30, 2004. The second step is only performed if impairment exists, as it involves measuring the actual impairment to goodwill.

NOTE 9 — DEBT

		Interest	Conversion	September 30,	December 31,
	Maturity	Rate *	Price	2004	2003
				(In thousands)
2003 Convertible Subordinated Notes	2010	4%	$13.4200	$350,000	$350,000
2001 Convertible Subordinated Notes	2006	4%	$26.3390	421,500	490,000
Deferred gain on terminated swaps				12,725	25,416
Capital lease obligations				270	567

				784,495	865,983
Current portion of long-term debt and capital lease obligations				(270)	(377)

Long-term debt and capital lease obligations				$784,225	$865,606

* The interest rate on a portion of the Convertible Subordinated Notes (“Convertible Notes”) was converted to floating rates through interest rate swaps. Interest rate swaps with a notional amount of $740 million were terminated in the second quarter of 2003. The weighted average interest rate on the Convertible Subordinated Notes, after adjusting for the impact of the interest rate swaps, for the three months ended September 30, 2004 and 2003, was 4.00% and 4.02%, respectively, and 4.00% and 3.03% for the nine months ended September 30, 2004 and 2003, respectively.

     During the three months ended September 30, 2004, the Company repurchased approximately $69 million of the 2001 Convertible Subordinated Notes (the “2001 Convertible Notes”). A net pre-tax gain of approximately $2 million was recognized, in interest income and other, net, on the repurchases of the 2001 Convertible Notes. The pre-tax gain is net of the write-off of debt issuance costs and a portion of the deferred gain on the related terminated interest rate swap.

NOTE 10 — COMMON STOCK

     Stock purchase plans. In May 2004, the stockholders approved an increase in the number of shares of common stock reserved for issuance under the Company’s Employee Stock Purchase Plan by 10 million shares. As of September 30, 2004, there were approximately 19 million shares of common stock reserved for issuance under the Employee Stock Purchase Plan.

NOTE 11 — RECONCILIATION OF BASIC AND DILUTED LOSS PER SHARE

     A reconciliation of the numerators and denominators of the basic and diluted loss per share computations are as follows:

	Three Months Ended September 30,
	2004			2003
			Per-			Per-
			Share			Share
	Loss*	Shares+	Amount	Loss*	Shares+	Amount
	(In thousands except per share amounts)
Basic EPS:
Net loss available to common stockholders	$(282,432)	384,876	$(0.73)	$(31,652)	378,749	$(0.08)

Effect of dilutive securities:	—	—	—	—	—	—
Diluted EPS:
Net loss available to common stockholders	$(282,432)	384,876	$(0.73)	$(31,652)	378,749	$(0.08)

	Nine Months Ended September 30,
	2004			2003
			Per-			Per-
			Share			Share
	Loss*	Shares+	Amount	Loss*	Shares+	Amount
	(In thousands except per share amounts)
Basic EPS:
Net loss available to common stockholders	$(266,105)	383,355	$(0.69)	$(316,161)	376,931	$(0.84)

Effect of dilutive securities:	—	—	—	—	—	—
Diluted EPS:
Net loss available to common stockholders	$(266,105)	383,355	$(0.69)	$(316,161)	376,931	$(0.84)

* Numerator

+ Denominator

     Options to purchase 70,078,980 shares and 68,664,265 shares were outstanding at September 30, 2004 and 2003, respectively, and were excluded from the computation of diluted shares because of their antidilutive effect on loss per share for the three and nine months then ended. The exercise price of these options ranged from $0.06 to $72.25 at September 30, 2004 and 2003.

     For the three months and nine months ended September 30, 2004, weighted average potentially dilutive common shares of 43,413,634 and 44,266,694, respectively, associated with the 2003 and 2001 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on net loss per share. For the three and nine months ended September 30, 2003 weighted average potentially dilutive common shares of 57,882,950 and 52,527,478, respectively, associated with the 2003, 2001, 2000 and 1999 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on loss per share.

NOTE 12 — COMPREHENSIVE LOSS

     Comprehensive loss is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive loss, net of taxes for the current reporting period and comparable period in the prior year is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(In thousands)
Net loss	$(282,432)	$(31,652)	$(266,105)	$(316,161)
Change in unrealized gain/loss on derivative instruments designated as and qualifying as cash-flow hedges	(3,473)	1,059	(2,003)	1,523
Change in unrealized gain on available for sale securities	2,687	2,735	(8,725)	4,446
Change in foreign currency translation adjustments	(1,109)	10,643	(5,597)	19,057

Comprehensive loss	$(284,327)	$(17,215)	$(282,430)	$(291,135)

NOTE 13 — SEGMENT REPORTING

     The Company operates in two reportable segments: the Semiconductor segment and the Storage Systems segment. The Storage Systems segment may also be referred to as Engenio. In the Semiconductor segment, the Company uses advanced process technology and comprehensive design methodologies to design, develop, manufacture and market highly complex integrated circuits. These system-on-a-chip solutions include application specific integrated circuits, commonly referred to as ASICs, RapidChip® Platform ASICs and application specific standard products in silicon, or ASSPs. Semiconductor segment product offerings also include RAID host bus adapters and related products and services. In the Storage Systems segment, the Company provides modular, high-performance, disk storage systems and sub-assemblies to server and storage original equipment manufacturers. Products of the Storage Systems segment are sold as complete storage systems or sub-assemblies configured from modular components, including storage controller modules, disk drive enclosure modules and related management software.

     The following is a summary of operations by segment for the three and nine months ended September 30, 2004 and 2003:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
		(In thousands)
Revenues:
Semiconductor	$283,542	$346,447	$956,066	$925,661
Storage Systems	96,675	103,780	324,405	304,564

Total	$380,217	$450,227	$1,280,471	$1,230,225

(Loss)/ income from operations:
Semiconductor	$(265,102)	$(33,835)	$(259,936)	$(302,261)
Storage Systems	(5,122)	10,187	12,074	12,110

Total	$(270,224)	$(23,648)	$(247,862)	$(290,151)

     Intersegment revenues for the periods presented above were not significant. For the three and nine months ended September 30, 2004, restructuring of operations and other items, net of $229 million and $231 million, respectively, were primarily included in the Semiconductor segment. For the three months ended September 30, 2003, charges of $25 million for restructuring of operations and other items, net primarily impacted the Semiconductor segment. For the nine months ended September 30, 2003, restructuring of operations and other items, net of $170 million and $15 million were included in the Semiconductor segment and the Storage Systems segment, respectively.

     Significant Customers. The following table summarizes the number of our significant customers, each of whom accounted for 10% or more of our revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Semiconductor segment:
Number of significant customers	2	1	—	1
Percentage of segment revenues	12%, 11%	27%	—	18%
Storage Systems segment:
Number of significant customers	3	3	3	3
Percentage of segment revenues	54%, 15%, 12%	58%, 12%, 11%	53%, 14%, 11%	50%, 14%, 12%
Consolidated:
Number of significant customers	1	2	1	2
Percentage of consolidated revenues	15%	21%, 15%	15%	14%, 14%

     The following is a summary of total assets by segment as of September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
	(In thousands)
Total assets:
Semiconductor	$2,821,671	$3,115,610
Storage Systems	336,012	332,291

Total	$3,157,683	$3,447,901

     Revenues from domestic operations were $194 million, representing 51% of consolidated revenues for the third quarter of 2004 compared to $209 million, representing 46% of consolidated revenues for the same period of 2003.

     Revenues from domestic operations were $682 million, representing 53% of consolidated revenues, for the first nine months of 2004 compared to $633 million, representing 51% of consolidated revenues, for the same period of 2003.

NOTE 14— COMMITMENTS AND CONTINGENCIES

     On March 28, 2003, the Company entered into two lease and security agreements, each with Bank of America, National Association (“BANA”), acting as the Lessor, and Wells Fargo Bank Northwest, as the Agent, for a total of $395 million for certain wafer fabrication equipment (the “Equipment”). The leases qualify for operating lease accounting treatment. Each lease has a term of 3.5 years with no option for renewal. The Company may, at the end of the lease term, return or purchase, at a pre-determined amount, all of the Equipment. The first lease was for $235 million and was for equipment that was previously on lease immediately prior to closing this transaction. In October 2003, BANA, with the Company’s approval, assigned its rights as Lessor on the first lease to Bank of the West. The second lease was for $160 million and was for Equipment that was sold to BANA and then immediately leased back in a transaction commonly referred to as a sale-leaseback. The Equipment sold had a book value of approximately $103 million. These two leases were terminated on August 6, 2004.

     On August 6, 2004, the Company entered into two lease and security agreements, each with Wells Fargo Bank Northwest, acting as the Agent. One lease for $134 million is with Bank of the West acting as the Lessor, and the second lease for $201 million is with BTM Capital Corporation acting as the Lessor. As of September 30, 2004, the amount under both leases was fully drawn. The leases are for wafer fabrication equipment (the “Equipment”) that was previously on the above-mentioned lease immediately prior to closing this transaction. The new leases qualify for operating lease accounting treatment. Each lease has a term of 3 years. The Company may, at the end of the lease term, return or purchase, at a pre-determined amount, all of the Equipment. The Company has $311 million in cash that is posted as collateral for the leases as of September 30, 2004. The lessor has access to the Company’s cash collateral only in the event of a default. Of this cash collateral, $50 million, representing the amount of cash collateral to be released in the next 12 months, is reflected in other current assets and the remaining cash collateral of $261 million is recorded in other non-current assets. The Company is required to maintain unrestricted cash and short-term investments reserves in an amount no less than the higher of a) the sum of $100 million plus the principal amount of the Company’s 2001 Convertible Subordinated Notes due in 2006 or b) $350 million. The Company was in compliance with this requirement as of September 30, 2004. The $56 million gain on the sale of the Equipment on the former lease will be deferred until the end of the new lease term and has been recorded as a non-current liability as of September 30, 2004. No officer or employee of the Company has any financial interest in these leasing arrangements.

     The Company guarantees residual values related to the leased equipment. As of September 30, 2004, the Company’s maximum potential exposure to residual value guarantees was approximately $141 million. The Company concluded that exposure related to residual value guarantees existed in connection with the conclusion that the Gresham manufacturing facility was impaired as discussed in Note 5. The fair value of the guarantee of the residual value of the equipment was determined using management estimates and was recorded as a non-current asset and liability each in the amount of $6 million as of September 30, 2004.

     On October 27, 2004, the Company notified the required parties of its intention to exercise its early buyout right to purchase all of the Equipment under the two lease and security agreements discussed above, dated August 6, 2004. The date on which the purchase is to occur under each lease is November 29, 2004. The early termination or buyout amount is a total of $332 million for both leases. Termination fees under the lease agreements are not considered to be material. The Company expects to record an impairment charge of approximately $177 million in the fourth quarter of 2004 in connection with the termination of the operating leases. The impairment charges will be non-cash charges. The fourth quarter cash flows will reflect the buyout of both leases, net of the return of collateral associated with the leases for a net outflow of $21 million.

     The Company leases the majority of its facilities under non-cancelable operating leases, which expire through 2014. The facility lease agreements typically provide for base rental rates that are increased at various times during the terms of the lease and for renewal options at the fair market rental value. During the nine months ended September 30, 2004, the Company renegotiated the existing lease agreements for six buildings located in California and established one new lease in California and one new lease in India. The future minimum payments for these new and renegotiated building leases will be $1 million, $5 million, $6 million, $6 million, $6 million and $24 million for the years ending December 31, 2004, 2005, 2006, 2007, 2008 and thereafter, respectively.

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

NOTE 15 — LEGAL MATTERS

     In February 1999, a lawsuit alleging patent infringement was filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation, Limited Partnership (“Lemelson”) against 88 electronics industry companies, including us. The case number is CIV990377PHXRGS. The patents involved in this lawsuit are alleged to relate to semiconductor manufacturing and computer imaging, including the use of bar coding for automatic identification of articles. The plaintiff has sought a judgment of infringement, an injunction, treble damages, attorneys’ fees and further relief as the court may provide. In September 1999, the Company filed an answer denying infringement and raising affirmative defenses. In addition, the Company asserted a counterclaim for declaratory judgment of non-infringement, invalidity and unenforceability of Lemelson’s patents. As of September 30, 2004, a claim construction hearing has been set to be held in November 2004, but no trial date has been set. While the Company cannot make any assurance regarding the eventual resolution of this matter, the Company does not believe it will have a material adverse effect on the consolidated results of operations or financial condition.

     On May 4, 2001, Ning “Frank” Hui caused a lawsuit to be filed against C-Cube Microsystems Inc. in the Superior Court of California for the County of Santa Clara. Hui caused the lawsuit to be filed on his behalf and on behalf of all others similarly situated, approximately 600 employees of C-Cube Microsystems who were employed by C-Cube Microsystems in May 2000 at the time of the acquisition of certain C-Cube Microsystems’ assets by Harmonic, Inc. Subsequent to the filing of the lawsuit, the Superior Court granted Hui’s motion for class certification. In the Complaint, Hui alleges that C-Cube Microsystems’ management improperly reduced the conversion factor for unvested employee stock options when such options were converted at the time of the Harmonic transaction. The Company denies these allegations. While the Company cannot make any assurance regarding the eventual resolution of this matter, the Company does not believe it will have a material adverse effect on the consolidated results of operations or financial condition.

     The Company is a party to other litigation matters and claims that are normal in the course of its operations, and while the results of such litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters is not expected to have a material adverse effect on the Company’s consolidated results of operations and financial condition.

NOTE 16 — SUBSEQUENT EVENTS

     See Note 14 of the Notes for a discussion on the termination of the operating leases for Gresham manufacturing equipment on October 27, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements. In many cases you can identify forward-looking statements by terminology such as “may”, “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. In addition, forward-looking statements in this document include, but are not limited to, the following: projected revenues in the fourth quarter of 2004, projections of gross profit margins in the fourth quarter of 2004, projected savings as a result of restructuring actions and projected capital expenditures in 2004. We assume no obligation to update any such forward-looking statements, and these statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. For a summary of such risks and uncertainties, please see the paragraphs located at the end of this Item 2 entitled “Factors that May Affect Future Operating Results” and please also see the risk factors located in the Form 10-K for our fiscal year ended December 31, 2003.

OVERVIEW

     Revenues for the three months ended September 30, 2004 were $380 million representing a 16% decrease compared to the same period of 2003 and a 15% decrease from the three months ended June 30, 2004. The decline in revenues reflects customer end-demand reassessments and the ongoing semiconductor industry-wide effort to decrease excess supply chain inventory. As a result of the decline in revenues in the semiconductor industry and a corresponding decline in our outlook as of the latter part of the third quarter of 2004, we initiated a comprehensive restructuring program, which included a reduction in global workforce, asset impairment charges that were mainly for the impairment of our Gresham manufacturing facility and the consolidation of certain non-manufacturing facilities. See Note 5 of the Notes for a more complete description of the actions and related charges.

     Cash, cash equivalents and short-term investments were $809 million as of September 30, 2004. We generated positive operating cash flows for the tenth consecutive quarter. We repurchased approximately $69 million in principal of the 2001 Convertible Notes during the quarter, recognizing a slight gain. See Note 9 of the Notes.

     Customer interest in our RapidChip Platform ASIC accelerated in the third quarter of 2004 with a corresponding increase in our design-win rate. This heightened level of sales activity is expected to continue into the fourth quarter of 2004.

     We expect revenues to be in the $360 million to $390 million range in the fourth quarter of 2004.

     Separation of our Storage Systems business. On July 29, 2004, we announced jointly with Engenio Information Technologies, Inc. (“Engenio” or “Storage Systems segment”) the postponement of the initial public offering of its common stock due to market conditions.

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

Fair Value of
Entity Name;				Tangible Net
Segment Included in;		Total		Assets/				Deferred
Description of Acquired		Purchase	Type of	(Liabilities)		Amortizable		Stock
Business	Acquisition Date	Price	Consideration	Acquired	Goodwill	Intangible Assets	IPR&D	Compensation
(in millions)
Accerant Inc.; Semiconductor segment;			$14.1 cash; and 0.2
Consumer product			million restricted
applications	May 11, 2004	$15.9	common shares	—	$8.0	$6.1	—	$1.8
Velio Communications, Inc; Semiconductor segment; High-speed interconnect			$19.8 cash; and
and switch fabric			0.1 million
application specific			restricted common
standard products	April 2, 2004	$20.8	shares	$1.5	—	$18.3	—	$1.0

     Where more than one significant factor contributed to changes in results from year to year, we have quantified such factors throughout the Management’s Discussion & Analysis, where practicable.

RESULTS OF OPERATIONS

     Revenues:

	Three months ended			Nine months ended
	Sept. 30, 2004	June 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
			(in millions)
Semiconductor segment	$283.5	$335.6	$346.4	$956.1	$925.6
Storage Systems segment	96.7	112.3	103.8	324.4	304.6

Consolidated	$380.2	$447.9	$450.2	$1,280.5	$1,230.2

There were no significant intersegment revenues during the periods presented.

     Third quarter of 2004 compared to the second quarter of 2004

     Total consolidated revenues for the third quarter of 2004 decreased $67.7 million or 15% from the second quarter of 2004.

     Revenues for the Semiconductor segment decreased $52.1 million or 16% in the third quarter of 2004 as compared to the second quarter of 2004. The decrease in the Semiconductor segment was primarily attributable to a decrease in demand for semiconductors used in storage and communication product applications. The decline in semiconductors used in storage product applications is mainly due to the continued softening demand in the SAN adapter and server markets. The decline in semiconductors used in communication product applications is due primarily to lower demand for office automation products. These decreases were partially offset by a seasonal increase in demand for semiconductors used in consumer product applications, in particular the video game products.

     Revenues for the Storage Systems segment decreased $15.6 million or 14% from the second quarter of 2004. The majority of this decline related to lower demand for products sold to IBM. Revenues from IBM decreased $9.3 million for the three months ended September 30, 2004 as compared to the three months ended June 30, 2004. As a percentage of total Storage Systems segment revenues, revenues from IBM represented 54% in the third quarter of 2004 and 55% in the second quarter of 2004.

     Three and nine months ended September 30, 2004 compared to the same period of 2003

     Total consolidated revenues for the third quarter of 2004 decreased $70.0 million or 16% as compared to the third quarter of 2003. For the nine months ended September 30, 2004, revenues increased $50.3 million or 4% as compared to the same period of 2003.

     Revenues for the Semiconductor segment decreased $62.9 million or 18% for the third quarter of 2004 and increased $30.5 million or 3% for the nine months ended September 30, 2004 as compared to the same periods of the previous year. The decrease in revenues in the Semiconductor segment in the third quarter of 2004, as compared to the same period of 2003, is attributable to a decrease in demand for semiconductors used in consumer product applications, specifically videogame platforms, communication and storage product applications. For the nine months ended September 30, 2004 compared to the same period of the previous year, the increase in revenues for the Semiconductor segment was primarily due to an increase in demand for semiconductors used in storage and communication product applications. In addition, the demand for semiconductors used in consumer product applications, such as DVD recordable increased, partially offset by a decrease in demand for semiconductors used in consumer products applications, such as video game platforms.

     Revenues for the Storage Systems segment decreased $7.1 million or 7% for the third quarter of 2004 and increased $19.8 million or 7% for the nine months ended September 30, 2004 as compared to the same periods of 2003. The decrease in revenues in the Storage Systems segment for the third quarter of 2004 as compared to the same period of 2003 is primarily due to a decrease in demand for products sold to IBM, offset in part by increased revenues for products sold to StorageTek. The increase in revenues for the Storage Systems segment for the nine months ended September 30, 2004 compared to the same period of 2003, is primarily due to an increase in demand from IBM, StorageTek and SGI for new controller products that were introduced in late April 2003 and increased demand for our other controller and disk enclosure related products.         .

     Significant Customers. The following table summarizes the number of our significant customers, each of whom accounted for 10% or more of our revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment (See Note 13 of the Notes):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Semiconductor segment:
Number of significant customers	2	1	—	1
Percentage of segment revenues	12%, 11%	27%	—	18%,
Storage Systems segment:
Number of significant customers	3	3	3	3
Percentage of segment revenues	54%, 15%, 12%	58%, 12%, 11%	53%, 14%, 11%	50%, 14%, 12%
Consolidated:
Number of significant customers	1	2	1	2
Percentage of consolidated revenues	15%	21%, 15%	15%	14%, 14%

Revenues by geography. The following table summarizes our revenues by geography:

	Three months ended			Nine months ended
	Sept. 30, 2004	June 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
			(In millions)
Revenues:
North America	$194.1	$243.3	$209.3	$682.2	$633.0
Asia, including Japan	156.7	164.9	207.6	486.2	487.1
Europe	29.4	39.7	33.3	112.1	110.1

Total	$380.2	$447.9	$450.2	$1,280.5	$1,230.2

     Third quarter of 2004 compared to the second quarter of 2004

     In the third quarter of 2004, revenues decreased in North America, Asia, including Japan and Europe, as compared to the second quarter of 2004. The decrease in North America is primarily attributable to a decline in demand for semiconductors used in storage product applications, such as disk drive solutions and modular storage products associated with Engenio. The decrease in revenues for

Asia, including Japan is primarily due to the decline in demand for communication product applications, such as office automation products. The decrease in revenues for Europe represents decreased demand across all semiconductor product applications.

     Three and nine months ended September 30, 2004 compared to the same periods of 2003

     Revenues in North America and Asia, including Japan and Europe decreased in the third quarter of 2004 as compared to the third quarter of 2003. The decrease in North America is mainly due to the decrease in demand for semiconductors used in storage product applications, such as disk drive solutions and modular storage products associated with Engenio. The decrease in revenues for Asia, including Japan is primarily due to decreased demand for semiconductors used in consumer product applications, such as video game platforms, offset in part by an increase in demand for semiconductors used in consumer product applications, such as DVD-recordable. The decrease in revenues for Europe represents decreased demand across all semiconductor product applications.

     During the nine months ended September 30, 2004, revenues increased in North America and Europe, and declined slightly in Asia, including Japan, as compared to the same period in 2003. The increase in demand in North America and Europe was for semiconductors used in storage component and communication product applications, such as routers and switches and modular storage products associated with Engenio, partially offset by a decrease in demand for semiconductors used in consumer product applications, such as DVD-recordable. The decrease in revenues in Asia, including Japan was mainly due to a decline in demand for semiconductors used in certain consumer product applications, such as video game platforms and communication product applications, such as office automation products. This decrease was offset by an increase in demand for semiconductors used in storage component applications, such as Ultra 320 SCSI, and certain consumer product applications, such as DVD-recordable.

Operating costs and expenses. Key elements of the consolidated statements of operations for the respective segments are as follows:

  Gross profit margin:

	Three months ended			Nine months ended
	Sept. 30, 2004	June 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
			(In millions)
Semiconductor segment	$119.8	$166.5	$144.1	$442.5	$362.8
Percentage of revenues	42%	50%	42%	46%	39%
Storage Systems segment	$32.0	$42.3	$40.9	$119.5	$115.6
Percentage of revenues	33%	38%	39%	37%	38%

Consolidated	$151.8	$208.8	$185.0	$562.0	$478.4

Percentage of revenues	40%	47%	41%	44%	39%

     Third quarter of 2004 compared to the second quarter of 2004

     The consolidated gross profit margin as a percentage of revenues decreased to 40% in the third quarter of 2004 from 47% in the second quarter of 2004.

     The gross profit margin as a percentage of revenues for the Semiconductor segment decreased to 42% in the third quarter of 2004 from 50% in the second quarter of 2004. The decrease in gross profit margin for the Semiconductor segment was primarily attributable to the following factors:

     • Higher inventory charges for non-marketable inventories in the third quarter of 2004 as compared to the second quarter of 2004; and

     • An unfavorable shift in product mix to selling products with relatively lower margins.

     The gross profit margin as a percentage of revenues for the Storage Systems segment decreased to 33% for the third quarter of 2004 from 38% for the second quarter of 2004. The decrease is mainly a result of an unfavorable change in the mix of products sold and lower utilization of manufacturing facilities due to lower revenues in the third quarter of 2004 as compared to the second quarter of 2004.

     We expect our consolidated gross profit margin to be in the range of 41% to 43% in the fourth quarter of 2004.

     Three and nine months ended September 30, 2004 compared to the same periods of 2003

     The consolidated gross profit margin as a percentage of revenues decreased to 40% for the third quarter of 2004 from 41% for the same period of 2003. The consolidated gross profit margin as a percentage of revenues increased to 44% for the nine months ended September 30, 2004 as compared to 39% for the same period of 2003.

     The gross profit margin as a percentage of revenues for the Semiconductor segment remained unchanged at 42% in the third quarters of 2004 and 2003. The gross profit margin as a percentage of revenues for the Semiconductor segment increased to 46% for the nine months ended September 30, 2004 as compared to 39% in the same period of 2003. The improvement in gross profit margin for the Semiconductor segment was primarily attributable to the following factors:

•	Higher revenues and a favorable shift in product mix to products with higher margins for the nine months ended September 30, 2004 as compared to the same period of 2003;

•	Lower manufacturing variances for the Gresham manufacturing facility associated with yield improvements, improved operating efficiencies and better factory utilization; and

•	A reduction in cost of revenues as a result of the sale of our Japan manufacturing facility in the fourth quarter of 2003.

     Sales of previously reserved inventory for the nine months ended September 30, 2004 compared to the same period of 2003 was not significant.

     The gross profit margin as a percentage of revenues for the Storage Systems segment decreased to 33% in the third quarter of 2004 as compared with 39% for the third quarter of 2003. The gross profit margin as a percentage of revenues for the Storage Systems segment decreased to 37% for the nine months ended September 30, 2004 as compared to 38% in the same period of 2003. The decrease in gross profit margin as a percentage of Storage Systems segment revenues is primarily a result of an unfavorable shift in mix of products sold.

     Factors that may affect gross profit margins

     We have wafer-manufacturing operations in Gresham, Oregon. We also acquire wafers from foundries in other locations. Utilizing a diversity of manufacturing locations allows us to better manage potential disruption in the manufacturing process due to economic and geographic risks associated with each location.

     Our operating environment, combined with the resources required to operate in the Semiconductor and Storage Systems industries, requires that we manage a variety of factors which could have a significant impact on our gross margin in future periods. These factors include, among other things:

•	Competitive pricing pressures;

•	Product mix;

•	Factory capacity and utilization;

•	Manufacturing yields;

•	Availability of certain raw materials;

•	Terms negotiated with third-party subcontractors; and

•	Foreign currency fluctuations.

Research and development:

	Three months ended			Nine months ended
	Sept. 30, 2004	June 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
			(in millions)
Semiconductor segment	$93.3	$96.1	$91.7	$284.2	$297.3
Percentage of revenues	33%	29%	26%	30%	32%
Storage Systems segment	$14.8	$14.0	$12.1	$43.0	$33.0
Percentage of revenues	15%	12%	12%	13%	11%

Consolidated	$108.1	$110.1	$103.8	$327.2	$330.3

Percentage of revenues	28%	25%	23%	26%	27%

     Third quarter of 2004 compared to the second quarter of 2004

     Research and development (“R&D”) expenses decreased $2.0 million or 2% in the third quarter of 2004 as compared to the second quarter of 2004 on a consolidated basis.

     R&D expenses in the Semiconductor segment decreased $2.8 million or 3% in the third quarter of 2004 as compared to the second quarter of 2004. The decrease in R&D expenses for the Semiconductor segment is primarily related to lower manufacturing spending on test chips. R&D expenses for the Semiconductor segment increased to 33% of revenues in the third quarter of 2004 from 29% in the second quarter of 2004.

     We continued the build-out of the RapidChip platform infrastructure in the third quarter of 2004. Products utilizing RapidChip technology combine the high-density, high-performance and proven intellectual property benefits of cell-based ASICs with the advantages of lower development costs and faster time to market. We expect products utilizing RapidChip technology to have performance comparable to cell-based ASICs at a cost significantly lower than Field Programmable Gate Arrays (“FPGAs”). Markets for our RapidChip platform ASIC solutions will include communications, storage, consumer, industrial and others. Our customer base for RapidChip technology encompasses a range from small start-up companies to major system OEMs throughout all of our geographic markets. We shipped our first RapidChip platform products in the fourth quarter of 2003. Design wins and product shipments for RapidChip platform products continued to increase in the third quarter of 2004.

     R&D expenses in the Storage Systems segment increased $0.8 million or 6% in the third quarter of 2004 as compared to the second quarter of 2004 primarily due to higher expenses for materials and outside service providers related to development programs. R&D expenses for the Storage Systems segment increased to 15% of revenues in the third quarter of 2004 from 12% in the second quarter of 2004.

     Three and nine months ended September 30, 2004 compared to the same period of 2003

     R&D expenses, on a consolidated basis, increased $4.3 million or 4% during the third quarter of 2004 as compared to the same period of 2003. R&D expenses for the nine months ended September 30, 2004 decreased by $3.1 million or 1% as compared to the same period of the prior year on a consolidated basis.

     R&D expenses for the Semiconductor segment increased $1.6 million or 2% in the third quarter of 2004 and decreased $13.1 million or 4% for the nine months ended September 30, 2004 as compared to the same periods of 2003. The increase in the third quarter of 2004 as compared to the same period of 2003 is due primarily to R&D expenses associated with acquisitions made in the first half of 2004 (see Note 3 of the Notes). The decrease in R&D expenses for the Semiconductor segment for the nine months ended September 30, 2004 as compared to the same period of the prior year is primarily a result of benefits from the cost-cutting measures implemented as part of the restructuring actions in 2003 (see Note 5 of the Notes).

    R&D expenses as a percentage of revenues for the Semiconductor segment increased to 33% in the third quarter of 2004 compared to 26% in the same quarter of 2003. R&D expenses as a percentage of revenues for the Semiconductor segment decreased to 30% in the nine months ended September 30, 2004 as compared to 32% in the same period of 2003.

     R&D expenses for the Storage Systems segment increased by $2.7 million or 22% in the third quarter of 2003 and $10.0 million or 30% in the nine months ended September 30, 2004 as compared to the same periods of 2003. This is primarily a result of increased compensation costs due to higher headcount, higher expenses for outside service providers related to development programs and higher depreciation expense related to new assets purchased for product development.

     R&D expenses as a percentage of revenues for the Storage Systems segment increased to 15% in the third quarter of 2004 from 12% in the same quarter of 2003. R&D expenses as a percentage of revenues for the Storage Systems segment increased to 13% in the nine months ended September 30, 2004 as compared to 11% in the same period of 2003.

     Selling, general and administrative:

	Three months ended			Nine months ended
	Sept. 30, 2004	June 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
			(In millions)
Semiconductor segment	$44.0	$45.2	$42.2	$133.1	$126.0
Percentage of revenue	16%	13%	12%	14%	14%
Storage Systems segment	$19.4	$18.6	$15.5	$55.3	$46.2
Percentage of revenue	20%	17%	15%	17%	15%

Consolidated	$63.4	$63.8	$57.7	$188.4	$172.2

Percentage of revenue	17%	14%	13%	15%	14%

     Third quarter of 2004 compared to the second quarter of 2004

     Selling, general and administrative (“SG&A”) expenses remained flat in the third quarter of 2004 as compared to the second quarter of 2004 on a consolidated basis. As a percentage of revenues, consolidated SG&A expenses increased to 17% in the third quarter of 2004 from 14% in the second quarter of 2004.

     SG&A expenses for the Semiconductor segment decreased $1.2 million or 3% in the third quarter of 2004 as compared to the second quarter of 2004. This decrease is mainly due to lower spending for professional services, such as legal services. For the Semiconductor segment, SG&A expenses, as a percentage of revenues, increased to 16% in the third quarter of 2004 from 13% in the second quarter of 2004.

     SG&A expenses for the Storage Systems segment increased $0.8 million or 4% in the third quarter of 2004 as compared to the second quarter of 2004. The increase is primarily due to $1.5 million of expenses associated with the proposed initial public offering and the separation from us, which includes fees for professional services that were directly and solely related to the initial public offering; lower reimbursements of selling expenses related to the master distributor agreement with StorageTek due to the timing of billings and the underlying level of revenues; partially offset by lower commissions and compensation-related costs as a result of lower revenues from the second quarter to the third quarter of 2004. On July 29, 2004, we announced jointly with Engenio the postponement of the initial public offering of its common stock due to market conditions.

     For the Storage Systems segment, SG&A expenses, as a percentage of revenues increased to 20% in the third quarter of 2004 as compared with 17% in the second quarter of 2004.

     Three and nine months ended September 30, 2004 compared to the same period of 2003

     Consolidated SG&A expenses increased $5.7 million or 10% during the third quarter of 2003 and increased $16.2 million or 9% during the nine months ended September 30, 2004 as compared to the same periods of 2003. As a percentage of revenues, SG&A expenses increased to 17% in the third quarter of 2004 as compared with 13% in the third quarter of 2003. As a percentage of revenues, SG&A expenses increased to 15% in the nine months ended September 30, 2004 as compared with 14% for the same period in 2003.

     SG&A expenses for the Semiconductor segment increased $1.8 million or 4% for the third quarter of 2004 and $7.1 million or 6% for the nine months ended September 30, 2004, as compared to the same periods of 2003. The increase for the Semiconductor segment in the third quarter of 2004 as compared to the same period in 2003 is primarily attributable to higher compensation-related costs, higher selling expenses including bad debt expenses and one-time distributor commissions. The increase for the Semiconductor segment in the nine months ended September 30, 2004 as compared to the same period of 2003 is primarily due to higher compensation-related costs, higher spending on professional services including legal services, higher selling expenses including bad debt expenses and one-time distributor commissions.

     SG&A expenses as a percentage of revenues for the Semiconductor segment increased to 16% in the third quarter of 2004 as compared with the 12% in the same quarter of 2003. SG&A expenses as a percentage of revenues for the Semiconductor segment remained unchanged at 14% in the nine months ended September 30, 2004 as compared to the same period of 2003.

     SG&A expenses for the Storage Systems segment increased by $3.9 million or 25% in the third quarter of 2004 and by $9.1 million or 20% in the nine months ended September 30, 2004 as compared to the same periods of 2003. During the three and nine months ended September 30, 2004 we recorded $2.5 million and $3.5 million, respectively, in expenses associated with the proposed initial public offering and the separation from us, which includes fees for professional services that were directly and solely related to the initial public offering. On July 29, 2004, we announced jointly with Engenio the postponement of the initial public offering of its common stock due to market conditions. Compensation-related costs also increased during both the three and nine months ended September 30, 2004 as a result of employees hired for customer training and customer engineering positions, as well as administrative employees hired in anticipation of the initial public offering of Engenio’s common stock. During the nine months ended September 30, 2004, these increases were offset in part by higher reimbursements of selling expenses related to the master distributor agreement with StorageTek due to the timing of billings and the underlying level of revenues.

     SG&A expenses as a percentage of revenues for the Storage Systems segment increased to 20% in the third quarter of 2004 from 15% in the same quarter of 2003. SG&A expenses as a percentage of revenues for the Storage Systems segment increased to 17% in the nine months ended September 30, 2004 as compared to 15% in the same period of 2003.

     Restructuring of operations and other items: We recorded charges of $228.6 million and $231.1 million in restructuring of operations and other items for the three and nine months ended September 30, 2004, respectively, which was primarily associated with the Semiconductor segment. We recorded a charge of $24.5 million and $184.7 million in restructuring of operations and other items for the three and nine months ended September 30, 2003, respectively. For a complete discussion of the 2003 restructuring actions, please refer to our Annual Report on Form 10-K for fiscal year 2003.

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

Third quarter of 2004:

     As a result of the decline in revenues in the semiconductor industry and a corresponding decline in our outlook as of the latter part of the third quarter of 2004, we initiated a comprehensive restructuring program, which included a reduction in workforce, asset impairment charges and the consolidation of certain facilities as discussed further below.

     We concluded in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” that the Gresham manufacturing facility assets were impaired. Accordingly, an asset write down of $205.5 million was recorded in the semiconductor segment during the third quarter of 2004 and we estimate an additional write down of approximately $177 million will be recorded in the fourth quarter of 2004. The fair value of impaired equipment and facilities were estimated by management. The charge in the fourth quarter will reflect the impairment of the equipment that will be purchased in connection with the termination of the operating leases as described in Note 14 of the Notes. The impairment charges will be non-cash charges. The fourth quarter cash flows will reflect the buyout of the leases, net of the return of the cash collateral associated with the leases for a net outflow of $21 million.

     We announced workforce reductions of approximately 558 positions worldwide across all job functions and recorded a charge of $14.6 million in the Semiconductor segment for severance and termination benefits.

     We recorded a gain of $1.9 million on the sale of fixed assets that had previously been held for sale and an expense of $3.4 million for the write-down of the Colorado Springs fabrication facility to reflect a decline in fair market value, the impairment of certain acquired intangible assets in the Semiconductor segment and the write down of leasehold improvements related to the facility operating leases discussed below.

     In the third quarter of 2004, we consolidated additional non-manufacturing facilities and recorded $6.1 million for costs associated with exiting certain operating leases for real estate as the facilities ceased being used. An expense of $0.4 million was recorded to reflect the change in time value of accruals for facility lease termination costs. In addition, an expense of $1.8 million was recorded for changes in sublease assumptions for certain previously accrued facility lease termination costs.

     Assets held for sale of $24 million and $30 million were included as a component of prepaid expenses and other current assets as of September 30, 2004 and December 31, 2003, respectively. Assets classified as held for sale are not depreciated. The fair values of impaired equipment and facilities were estimated by management. Given that current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that we will realize the current net carrying value of the assets held for sale. We reassess the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary.

     The following table sets forth our restructuring reserves as of September 30, 2004, which are included in other accrued liabilities on the balance sheet:

		Restruc					Restructur
	Balance at	turing	Utilized	Restructuring	Utilized	Release of	ing		Balance at
	December 31,	Expense	during Q1	Expense	during Q2	reserves	Expense	Utilized	September 30,
	2003	Q1 2004	2004	Q2 2004	2004	Q2 2004	Q3 2004	during Q3 2004	2004
				(In thousands)
Write-down of excess assets (a)	$2,661	$(1,118)	$718	$3,203	$(160)	$(3,414)	$207,035	$(207,324)	$1,601
Lease terminations and maintenance contracts (b)	21,021	252	(1,886)	379	(375)	(2,312)	8,336	(2,214)	23,201
Facility closure and other exit costs (c)	2,136	64	(782)	—	—	(369)	—	(234)	815
Payments to employees for severance (d)	874	204	(767)	—	(18)	(227)	14,573	(838)	13,801

Total	$26,692	$(598)	$(2,717)	$3,582	$(553)	$(6,322)	$229,944	$(210,610)	$39,418

(a)	The amounts utilized in 2004 reflect $215.4 million of non-cash write-downs of long-lived assets in the U.S. due to impairment and $0.8 million in cash payments to decommission and sell assets, offset by a $6.2 million realized gain on the sale of fixed assets previously held for sale. The write-downs of long-lived assets were accounted for as a reduction of the assets and did not result in a liability. The $1.6 million balance as of September 30, 2004, relates to machinery and equipment decommissioning costs in the U.S. and estimates of selling costs for assets held for sale and is expected to be utilized during the first half of 2005.

(b)	Amounts utilized represent cash payments. The balance remaining for primarily real estate lease terminations and maintenance contracts will be paid during the remaining terms of these contracts, which extend through 2011.

(c)	Amounts utilized represent cash payments. The balance remaining for facility closure and other exit costs will be paid during the first half of 2005.

(d)	Amounts utilized represent cash severance payments to 68 employees during the nine months ended September 30, 2004. The balance remaining for severance is expected to be paid by the end of 2005.

     We expect to realize savings of approximately $100 million as a result of these restructuring actions.

     Other Items

     During the second quarter of 2004, we reclassified a parcel of land in Colorado with a book value of $1.4 million from a long-term asset to a current asset held for sale. The land is part of total assets in the Semiconductor segment. We expect to sell the property within the next 12 months for an amount not less than book value.

     During the third quarter of 2004, we reclassified a parcel of land in Japan with a book value of $1.4 million from a long-term asset to a current asset held for sale. The land is part of the total assets in the Semiconductor segment. We expect to sell the property within the next 12 months for an amount not less than book value.

     During the third quarter of 2004, we entered into two new lease agreements for wafer fabrication equipment (see Note 14 of the Notes). The equipment was previously on lease immediately prior to the closing of the new lease agreements. We had capitalized and were amortizing fees related to the previous lease agreements. Upon entering into the new lease agreements, $2.5 million in remaining unamortized fees for the previous leases were recorded as an expense in the statement of operations.

     During the third quarter of 2004, we discontinued hedge accounting treatment on the interest rate swap related to the equipment operating lease that were refinanced and recorded the $3.8 million balance in accumulated comprehensive income as a gain in the statement of operations (see Note 7 and 14 of the Notes).

     Amortization of non-cash deferred stock compensation: Amortization of non-cash deferred stock compensation was $2.6 million for the three months ended September 30, 2004, $2.0 million for the three months ended June 30, 2004, $3.4 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004 and 2003, the amortization of non-cash deferred stock compensation was $6.4 million and $22.8 million, respectively. The acquisitions for which deferred stock compensation and related amortization were recorded consisted primarily of the Accerant transaction in the second quarter of 2004 and the Velio transaction in the first quarter of 2004 (see Note 3 of the Notes); an acquisition in the fourth quarter of 2002; the acquisition of C-Cube, and the RAID business from AMI in 2001; and the acquisition of DataPath in 2000. We also recorded non-cash deferred stock compensation for restricted common shares issued to our employees, Engenio employees and the non-employee directors of Engenio during the nine months ended September 30, 2004. We amortize deferred stock compensation ratably over the related vesting periods. Deferred stock compensation is adjusted to reflect the forfeitures prior to vesting.

     Amortization of intangibles: Amortization of intangible assets was $19.2 million for the third quarter of 2004 as compared to $19.4 million for the second quarter of 2004.

     Amortization of intangible assets for the third quarter of 2004 remained flat as compared to the same period in 2003. For the nine months ended September 30, 2004 and 2003, amortization of intangible assets was $56.9 million and $58.6 million, respectively. The decrease is attributable to the write-down in the first quarter of 2003 of $15.1 million of intangible assets in the Semiconductor segment and $9.0 million of intangible assets in the Storage Systems segment. In the third quarter of 2003, we wrote-down an additional $21.0 million of intangible assets originally acquired in connection with the acquisition of C-Cube, which was added to our Semiconductor segment in the second quarter of 2001. The charges were recorded in restructuring and other items, net in 2003. These decreases were offset in part by amortization of intangible assets acquired in the first and second quarters of 2004. As of September 30, 2004, we had approximately $131.3 million of intangible assets, net of accumulated amortization, which will continue to amortize.

     We monitor the recoverability of goodwill recorded in connection with acquisitions annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment, if any, would be determined in accordance with

SFAS No. 142, which uses a fair value model for determining the carrying value of goodwill. As a result of the decline in revenues in the semiconductor industry and the corresponding decline in our outlook as of the latter part of the third quarter of 2004 and the conclusion that the Gresham manufacturing facility was impaired (see Note 5 of the Notes), we reviewed goodwill by reporting unit for impairment as of September 30, 2004. Our reporting units are Semiconductor and Storage Systems or Engenio. The impairment testing is a two-step process. The first step requires comparing the fair value of each reporting unit to its net book value. We use management estimates of future cash flows to perform the first step of the goodwill impairment test. These estimates include assumptions about future conditions such as future revenues, gross margins and operating expenses. Two methodologies were used to obtain the fair value for each reporting unit as of September 30, 2004: Discounted Cash Flow and Market Multiple. We concluded that goodwill was not impaired under the first step as of September 30, 2004. The second step is only performed if impairment exists, as it involves measuring the actual impairment to goodwill.

     Interest expense: Interest expense decreased to $6.0 million in the third quarter of 2004 from $6.1 million in the second quarter of 2004. Interest expense decreased by $1.0 million during the three months ended September 30, 2004 from $7.0 million during the same period of 2003. Interest expense decreased $5.1 million to $18.0 million for the nine months ended September 30, 2004 from $23.1 million in the same period of 2003. The decrease is due to the repurchase/redemption of approximately $710.0 million of Convertible Notes during 2003, $68.5 million in the third quarter of 2004 and changes in the benefit received from the interest rate swaps before/after termination (see Note 9 of the Notes), offset by the issuance of $350.0 million of Convertible Notes during the second quarter of 2003.

     Interest income and other, net: Interest income and other, net, was an expense of $0.2 million for the third quarter of 2004 as compared to income of $8.8 million for the second quarter of 2004. Interest income increased to $4.6 million in the third quarter of 2004 from $3.5 million in the second quarter of 2004. The increase in interest income is mainly due to higher realized gains on our short-term investments. Other expense, net of $4.8 million in the third quarter of 2004 included a net pre-tax gain of $1.8 million on repurchase of 2001 Convertible Notes (see Note 9 of the Notes), a pre-tax loss of $6.0 million for the impairment of certain marketable and non-marketable available-for-sale equity securities determined by management to be other than temporary (see Note 6 of the Notes) and other miscellaneous items. Other income, net of $5.3 million in the second quarter of 2004 included a pre-tax gain of $5.1 million on sales of certain marketable available-for-sale equity securities and other miscellaneous items.

     In the third quarter of 2003, interest income and other, net, was $5.0 million. Interest income was $5.2 million in the third quarter of 2003. The decrease in interest income for the third quarter of 2004 as compared to the third quarter of 2003 is mainly due to lower realized gains on the sale of short-term investments and lower returns. Other expense, net of $0.2 million in the third quarter of 2003 included a net pre-tax loss of $1 million on the redemption of $172 million in principal of our 1999 Convertible Notes, offset in part by net gains on foreign exchange and the sale of miscellaneous assets.

     Interest income and other, net increased to $17.7 million in the nine months ended September 30, 2004 from $15.1 million in the same period of 2003. Interest income decreased by $11.1 million to $13.6 million in the nine months ended September 30, 2004 from $24.7 million in the same period of 2003. The decrease in interest income is mainly due to lower realized gains on the sale of short-term investments and lower returns during the nine months ended September 30, 2004. Other income, net of $4.1 million in the nine months ended September 30, 2004 included a pre-tax gain of $3.0 million associated with our investment in marketable available-for-sale equity securities of a certain technology company that was acquired by another publicly traded technology company during the first quarter of 2004, a pre-tax gain of $5.1 million on sales of certain marketable available-for-sale equity securities in the second quarter of 2004, pre-tax gain of $1.8 million on repurchase of 2001 Convertible Notes (see Note 9 of the Notes), a pre-tax loss of $6.0 million on impairment of certain marketable and non-marketable available-for-sale equity securities (See Note 6 of the Notes) and other miscellaneous items. Other expense, net of $9.6 million in the nine months ended September 30, 2003 included $9.1 million in charges for write-downs of investments in equity securities due to impairment considered to be other than temporary, a net loss on the redemption/repurchase of Convertible Notes of $3.2 million, and currency option premium expenses, offset in part by net foreign exchange gains, gains on sale of miscellaneous assets, and other expenses that were individually insignificant.

     Provision for income taxes: We recorded an income tax expense of $6.0 million for the three months ended September 30, 2004 and 2003, and $18.0 million for the nine months ended September 30, 2004 and 2003. The expense relates to foreign income taxes. Excluding certain foreign jurisdictions, the future benefit of temporary differences, including operating losses, is not being recognized.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

     Cash, cash equivalents and short-term investments decreased to $808.8 million at September 30, 2004, from $813.7 million at December 31, 2003. As described below, the decrease is mainly due to net cash inflows from operating activities and net cash outflows from investing and financing activities.

     Working capital. Working capital decreased by $3.1 million to $995.7 million at September 30, 2004, from $998.8 million at December 31, 2003. Working capital for the nine months ended September 30, 2004 was impacted by the following activities:

•	Accounts payable increased by $29.1 million to $131.7 million at September 30, 2004 from $102.6 million at December 31, 2003, primarily due to the timing of invoice receipt and payments;

•	Other accrued liabilities increased by $27.3 million to $181.2 million as of September 30, 2004 from $153.9 million as of December 31, 2003. The primary reasons for the increase are:

-	Our restructuring reserves increased by $14.4 million during the nine months ended September 30, 2004 primarily as a result of the restructuring actions taken in the third quarter, net of utilization during the nine-month period (see Note 5 of the Notes).

-	Accrued interest payable increased due to the timing of interest payments on our Convertible Subordinated Notes.

-	In addition, there was an increase in accrued rent payments for the equipment operating leases that resulted from the timing of payments subsequent to entering into the new leases during the third quarter of 2004 (see Note 14 of the Notes).

•	Prepaid expenses and other current assets decreased by $11.3 million primarily due to:

-	A $7.5 million decrease in the current portion of the collateral balance on the equipment operating leases (see Note 14 of the Notes);

-	The receipt of a $6.6 million income tax refund in the first quarter of 2004;

-	A $5.5 million decrease in assets held for sale due to sales and retirements, net of additions (see Note 5 of the Notes); and

-	Normal amortization of software maintenance contracts.

-	These decreases were offset by a $12.3 million increase in an other receivable due to the termination of the interest rate swap on the equipment operating leases (see Note 7 of the Notes).

•	Income taxes payable increased by $9.3 million primarily due to the timing of income tax payments made and the income tax provision recorded in the first nine months of 2004; and

•	Cash, cash equivalents and short-term investments decreased by $4.9 million to $808.8 million at September 30, 2004, as compared to $813.7 million at December 31, 2003.

     The decrease in working capital was offset, in part, by the following:

•	Accounts receivable increased by $33.6 million to $264.8 million at September 30, 2004 from $231.2 million at December 31, 2003. The increase is mainly attributable to slower collections in the third quarter of 2004 as compared to the fourth quarter of 2003 and higher billings in the last month of the third quarter of 2004 as compared to the last month of the fourth quarter of 2003; and

•	Inventories increased by $45.8 million to $244.3 million as of September 30, 2004 from $198.5 million as of December 31, 2003. This is mainly due to lower than expected revenues in the later part of the third quarter of 2004 as well as the purchase of raw materials and the manufacture of inventory to support expected future sales.

     Cash and cash equivalents generated from operating activities. During the nine months ended September 30, 2004, we generated $64.6 million of net cash and cash equivalents from operating activities compared to $138.4 million generated in the same period of 2003. Cash and cash equivalents generated by operating activities for the nine months ended September 30, 2004 were the result of the following:

•	Income (before depreciation and amortization, non-cash restructuring and other items, amortization of non-cash deferred stock compensation, gains on sale and exchange of equity securities, loss on write-down of equity securities, gain on repurchase of Convertible Subordinated Notes, and gain on the sale of property and equipment), offset by a net decrease in assets and liabilities, net of assets acquired and liabilities assumed in business combinations. The non-cash items and other non-operating adjustments are quantified in our Consolidated Statements of Cash Flows included in this Current Report on Form 10-Q; and

•	Changes in working capital components from December 31, 2003 to September 30, 2004 as discussed above.

     Cash and cash equivalents used in investing activities. Cash and cash equivalents used in investing activities were $73.8 million for the nine months ended September 30, 2004, compared to $109.0 million in the same period in 2003. The primary investing activities during the nine months ended September 30, 2004 were as follows:

•	Purchases of debt and equity securities available for sale, net of sales and maturities;

•	Purchases of property and equipment;

•	Proceeds from the sale of property and equipment;

•	Acquisition of companies, net of cash acquired (see Note 3 of the Notes); and

•	A reduction in non-current assets and deposits during the nine months ended September 30, 2004, primarily as a result of a decrease in collateral during the third quarter as a result of entering into the new equipment operating leases, the refund of collateral from the former equipment operating leases during the first six months of 2004 (see Note 14 of the Notes) and the termination of a letter of credit arrangement during the first quarter of 2004.

     We believe that maintaining technological leadership in the highly competitive worldwide semiconductor manufacturing industry requires access to advanced manufacturing capacity. Our focus is on establishing strategic supplier alliances with foundry semiconductor manufacturers, which enables us to supplement internal manufacturing capability with additional external manufacturing capacity, and reduces our capital spending requirements. We expect capital expenditures to be approximately $80 million in 2004.

     Cash and cash equivalents used in financing activities. Cash and cash equivalents used in financing activities during the nine months ended September 30, 2004 were $58.5 million as compared to $133.4 million in the same period in 2003. The primary financing activities during the nine months ended September 30, 2004 were as follows:

•	The repurchase of a portion of the Convertible Subordinated Notes due in 2006;

•	Additional purchase of minority interests in our Japanese subsidiary;

•	The issuance of common stock under our employee stock option and purchase plans; and

•	The repayment of debt obligations.

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

Contractual Obligations

     The following table summarizes our contractual obligations at September 30, 2004, and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments due by period
Contractual Obligations	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years	Total
		(in millions)
Convertible Subordinated Notes	$—	$421.5	$—	$350.0	$771.5
Operating lease obligations	84.1	79.2	38.9	38.6	240.8
Capital lease obligations	0.3	—	—	—	0.3
Purchase commitment	273.1	2.7	—	—	275.8

Total	$357.5	$503.4	$38.9	$388.6	$1,288.4

     Convertible Subordinated Notes

     As of September 30, 2004, we have $422 million of Convertible Subordinated Notes due in October 2006 (“2001 Convertible Notes”) and $350 million of Convertible Subordinated Notes due in May 2010 (“2003 Convertible Notes”). All of the Convertible Notes are subordinated to all existing and future senior debt and are convertible at the holder’s option, at any time prior to the maturity date of the Convertible Notes, into shares of our common stock. The 2001 and 2003 Convertible Notes have conversion prices of approximately $26.34 per share and $13.42 per share, respectively. The 2001 Convertible Notes are redeemable at our option, in whole or in part, on at least 30 days notice at any time on or after the call date, which is two years before the due date. We cannot elect to redeem the 2003 Convertible Notes prior to maturity. Each holder of the 2001 and 2003 Convertible Notes has the right to cause us to repurchase all of such holder’s convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change to us, which includes a transaction or event such as an exchange offer, liquidation, tender offer, consolidation, merger or combination. Interest is payable semiannually.

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

     Operating Lease Obligations

     On August 6, 2004, we entered into two lease and security agreements, each with Wells Fargo Bank Northwest, acting as the Agent. One lease for $134 million is with Bank of the West acting as the Lessor, and the second lease for $201 million is with BTM Capital Corporation acting as the Lessor. The leases are for wafer fabrication equipment (the “Equipment”) that was previously on lease immediately prior to closing this transaction. See Note 14 of the Notes for a discussion of these former leases entered into on March 28, 2003. The new leases qualify for operating lease accounting treatment. Each lease has a term of 3 years. We may, at the end of the lease term, return or purchase, at a pre-determined amount, all of the Equipment. We have $311 million in cash that is posted as collateral for the leases as of September 30, 2004. We are required to maintain unrestricted cash and short-term investments reserves in an amount no less than the higher of a) the sum of $100 million plus the principal amount of our 2001 Convertible Subordinated Notes due in 2006 or b) $350 million. We were in compliance with this requirement as of September 30, 2004.

     We guarantee residual values related to the leased equipment. As of September 30, 2004, our maximum potential exposure to residual value guarantees was approximately $141 million. We concluded that exposure related to residual value guarantees existed in connection with the conclusion that the Gresham manufacturing facility was impaired as discussed in Note 5 of the Notes. The fair value of the guarantee of the residual value of the equipment was determined using management estimates and was recorded as a non-current asset and liability each in the amount of $6 million as of September 30, 2004.

     On October 27, 2004, we notified the required parties of our intention to exercise our early buyout right to purchase all of the Equipment under the two lease and security agreements discussed above, dated August 6, 2004. The date on which the purchase is to occur under each lease is November 29, 2004. The early termination or buyout amount is a total of $332 million for both leases. Termination fees under the lease agreements are not considered to be material. We expect to record an impairment charge of $177 million in the fourth quarter in connection with the termination of the operating leases. The impairment charges will be non-cash charges. The fourth quarter cash flows will reflect the buyout of both leases, net of the return of collateral associated with the leases. The table above includes the buyout payment of $332 million to be made in the fourth quarter of 2004, net of the effect of the return of collateral of $311 million.

     We also lease real estate, certain other equipment and software under non-cancelable operating leases. We renegotiated the existing lease agreements for six buildings located in California and established one new lease in California and one new lease in India in the nine months ended September 30, 2004. The future minimum payments for these new and renegotiated building leases will be $1 million, $5 million, $6 million, $6 million, $6 million and $24 million for the years ending December 31, 2004, 2005, 2006, 2007, 2008 and thereafter, respectively.

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

Recent Accounting Pronouncements

     In October 2004, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share.” This issue addresses when contingently convertible instruments should be included in diluted earnings per share computations. The pronouncement will be effective for reporting periods ending after December 15, 2004. The adoption of this standard is not expected to have an impact to our computation of diluted earnings per share.

     In October 2004, the EITF issued EITF Issue No. 04-10, “Applying Paragraph 19 of Statement of Financial Accounting Standards (“SFAS”) No. 131 in Determining Whether to Aggregate Operating Segments that do not meet the Quantitative Thresholds.” SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that a public business enterprise report financial and descriptive information about its reportable operating segments. This issue addresses how to aggregate operating segments that do not meet the quantitative thresholds in SFAS No. 131. The pronouncement is effective for fiscal years ending after October 13, 2004. The adoption of this standard did not have an impact to our existing reportable operating segments.

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

     In March 2004, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 03-06, “Participating Securities and the Two-class Method Under SFAS No. 128, Earnings Per Share.” EITF Issue No. 03-06 addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. This pronouncement is effective for fiscal periods beginning after March 31, 2004. The adoption of this standard did not have an impact on our computation of EPS.

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-01 provides guidance on recording other-than-temporary impairments of cost method investments and requires additional disclosures for those investments. In September 2003, a Financial Accounting Standards Board (“FASB”) Staff Position was issued that delays the recognition and measurement guidance in EITF No. 03-01 until the final issuance of FASB Staff Position Issue 03-01 a. The adoption of the recognition and measurement provisions is not expected to have a material impact on our consolidated balance sheet or statement of operations. The disclosure requirements are effective for fiscal years ending after June 15, 2004 and are required only for annual periods. We do not believe that the adoption of this standard will have a material impact on our consolidated balance sheet or statement of operations.

     In December 2003, the FASB released a revision to FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A public entity shall apply the provisions of the FIN 46 revision no later than the end of the first reporting period that ends after March 15, 2004. However, a public entity shall apply FIN 46 to entities considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003. The adoption of this standard did not have a material impact on our consolidated balance sheet or statement of operations.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors detailed in the Risk Factors in Part I of our Annual Report on Form 10-K for the year ended December 31, 2003, which information is incorporated by reference. Our actual results in future periods may be significantly different from any future performance suggested in this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Risks and uncertainties that may affect our results include, among others:

•	A general economic weakness may further reduce our revenues.

•	Engenio represents a significant portion of our business, and an initial public offering, sale or spin-off of Engenio, may cause our operating results to suffer and may cause net revenues and income to decline.

•	The separation and possible IPO, sale or spin-off of Engenio from us is a substantial undertaking that may disrupt our ongoing business and may increase expenses, which may adversely affect our results of operations and financial condition.

•	We operate in highly competitive markets.

•	Our new products may not achieve market acceptance.

•	The manufacturing facility we operate maintains high fixed costs.

•	The manufacturing facility we operate is highly complex.

•	We outsource the manufacturing of a substantial portion of the wafers we supply.

•	We have significant capital requirements to maintain and grow our business.

•	We are exposed to fluctuations in foreign currency exchange rates.

•	We procure parts and raw materials from limited domestic and foreign sources.

•	We are dependent on a limited number of customers.

•	We utilize indirect channels of distribution over which we have limited control.

•	Our operations are affected by cyclical fluctuations.

•	We engage in acquisitions and alliances giving rise to economic and technological risks.

•	The price of our securities may be subject to wide fluctuations.

•	We may rely on capital and bank markets to provide liquidity.

•	We design and develop products that are highly complex.

•	Our global operations expose us to numerous international business risks.

•	The high technology industry in which we operate is prone to intellectual property litigation.

•	Our manufacturing facilities may not achieve desired margins.

•	Our manufacturing facilities are subject to disruption.

•	We must attract and retain key employees in a highly competitive environment.

•	Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected fluctuations and affect our reported results of operations.

•	Uncertainties related to attestation of internal controls.

   Public companies in the United States are required to review their internal controls over financial reporting under the Sarbanes-Oxley Act of 2002. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will achieve its stated goal under all potential future conditions, regardless of how remote. We are currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort includes the documentation, testing and review of our internal controls over financial reporting under the direction of senior management. If our internal controls over financial reporting are not adequate or in conformity with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission, we may be required to disclose deficiencies and take other actions which could result in the use of significant financial and managerial resources, as well as be subject to penalties and other enforcement actions, any of which may have a material adverse effect on our business, financial condition, results of operations and/or market price of our common stock.

     While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information, we recommend that you read this discussion and analysis in conjunction with the Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Interest rate sensitivity. We are subject to interest rate risk on our investment portfolio, outstanding debt and equipment operating leases. Our objective in managing interest rate risk is to protect cash flows and earnings from the impact of fluctuations in interest rates while minimizing cost of capital.

     In May 2003, we entered into an interest rate swap transaction to effectively convert the LIBOR-based floating rate interest payments on the equipment operating lease discussed in Note 14 of the Notes, with an original notional amount of $395 million, to a fixed interest rate (“Lease Swap”). In August of 2004, the Company entered into two new equipment operating leases for the wafer fabrication equipment that was previously on the above-mentioned leases. As a result of entering into the new leases, the hedged forecasted interest payments are no longer probable to occur. Hedge accounting treatment was discontinued prospectively and the balance in accumulated comprehensive income was immediately recorded as a gain of $3.8 million in restructuring and other items in the statement of operations. In September 2004, the Company terminated the Lease Swap. As of September 30, 2004, $12 million was recorded in other current assets for the amount to be received from the termination and the collateral that will be returned to the Company. See Note 7 of the Notes.

     On October 27, 2004, the Company notified the required parties of its intention to exercise its early buyout right to purchase all of the Equipment under the two lease and security agreements discussed above, dated August 6, 2004. The date on which the purchase is to occur under each lease is November 29, 2004. See Note 14 of the Notes.

     An interest rate move of 40 basis-points (10% of our weighted-average worldwide interest rate on outstanding debt in the nine months ended September 30, 2004) affecting our floating rate financial instruments as of September 30, 2004, including debt obligations, investments and fabrication equipment leases, would not have had a significant effect on our financial position, results of operations and cash flows over the next fiscal year, assuming that the investment balance remains consistent.

     There have been no significant changes in the foreign currency exchange risk or equity price risk during the nine months ended September 30, 2004, as compared to the discussion in Part II of our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

     Our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934 as of September 30, 2004. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On July 28, 2000, the Company’s Board of Directors authorized a new stock repurchase program in which up to 5 million shares of the Company’s common stock may be repurchased in the open market from time to time. There is no expiration date for the plan. No shares were repurchased under this plan during the first nine months of 2004. There are 3.5 million shares available for repurchase under this plan as of September 30, 2004.

ISSUER PURCHASES OF SECURITIES

			(c)	(d)
	(a)	(b)	Total Number of	Maximum Number (or
	Total Number	Average Price	Shares (or Units)	Approximate Dollar Value)of
	of Shares (or	Paid per	Purchased as Part of	Shares (or Units) that May Yet
	Units)	Share (or	Publicly Announced	Be Purchased Under the Plans
Period	Purchased	Unit)	Plans or Programs	or Programs
August 2004 *	68,500 units	0.99438	n/a	n/a

* During the three months ended September 30, 2004, the Company repurchased approximately $69 million of the 2001 Convertible Subordinated Notes (the “2001 Convertible Notes”) in open-market purchase transactions. The purchase was an opportunistic buy back of convertible subordinated notes. A net pre-tax gain of approximately $2 million was recognized, in interest income and other, net, on the repurchases of the 2001 Convertible Notes. The pre-tax gain is net of the write-off of debt issuance costs and a portion of the deferred gain on the related terminated interest rate swap (see Note 9 of the Notes).

Item 6. Exhibits

2.1	Real Estate Matters Agreement between LSI Logic Corporation and Engenio Information Technologies, Inc., effective as of December 31, 2003.

2.2	Tax Sharing Agreement between LSI Logic Corporation and Engenio Information Technologies, Inc., effective as of March 15, 2004.

2.3	Transition Services Agreement between LSI Logic Corporation and Engenio Information Technologies, Inc., effective as of March 15, 2004.

2.4	Investor Rights Agreement between LSI Logic Corporation and Engenio Information Technologies, Inc., effective as of March 15, 2004.

10.1	LSI Logic Corporation 1991 Equity Incentive Plan Nonqualified Stock Option Agreement.

10.2	Form of Notice of Grant under LSI Logic Corporation Nonqualified Stock Option Agreement.

10.3	LSI Logic Corporation 2003 Equity Incentive Plan Restricted Stock Unit Agreement.

10.4	Lease and Security Agreement (Lease A) dated as of August 6, 2004, among LSI Logic Corporation, BTM Capital Corporation and Wells Fargo Bank Northwest, National Association.

10.5	Omnibus Amendment to Lease and Security Agreement (Lease A) dated as of September 16, 2004 among LSI Logic Corporation, BTM Capital Corporation and Wells Fargo Bank Northwest, National Association.

10.6	Lease and Security Agreement (Lease B) dated as of August 6, 2004, among LSI Logic Corporation, Bank of the West and Wells Fargo Bank Northwest, National Association.

10.7	Omnibus Amendment to Lease and Security Agreement (Lease B) dated as of September 16, 2004, among LSI Logic Corporation, Bank of the West, and Wells Fargo Bank Northwest, National Association.

10.8	Engenio Information Technologies, Inc. Amended and Restated 2004 Equity Incentive Plan. Incorporated by reference from exhibits filed with the Current Report on Form 8-K on November 4, 2004.

10.9	Engenio Information Technologies, Inc. 2004 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference from exhibits filed with the Current Report on Form 8-K on November 4, 2004.

10.10	Form of Notice of Grant under Engenio Information Technologies, Inc. 2004 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference from exhibits filed with the Current Report on Form 8-K on November 4, 2004.

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbarnes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Furnished not filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSI LOGIC CORPORATION (Registrant)
Date: November 12, 2004	By /s/ Bryon Look
Bryon Look
Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS

2.1	Real Estate Matters Agreement between LSI Logic Corporation and Engenio Information Technologies, Inc., effective as of December 31, 2003.

2.2	Tax Sharing Agreement between LSI Logic Corporation and Engenio Information Technologies, Inc., effective as of March 15, 2004.

2.3	Transition Services Agreement between LSI Logic Corporation and Engenio Information Technologies, Inc., effective as of March 15, 2004.

2.4	Investor Rights Agreement between LSI Logic Corporation and Engenio Information Technologies, Inc., effective as of March 15, 2004.

10.1	LSI Logic Corporation 1991 Equity Incentive Plan Nonqualified Stock Option Agreement.

10.2	Form of Notice of Grant under LSI Logic Corporation Nonqualified Stock Option Agreement.

10.3	LSI Logic Corporation 2003 Equity Incentive Plan Restricted Stock Unit Agreement.

10.4	Lease and Security Agreement (Lease A) dated as of August 6, 2004, among LSI Logic Corporation, BTM Capital Corporation and Wells Fargo Bank Northwest, National Association.

10.5	Omnibus Amendment to Lease and Security Agreement (Lease A) dated as of September 16, 2004 among LSI Logic Corporation, BTM Capital Corporation and Wells Fargo Bank Northwest, National Association.

10.6	Lease and Security Agreement (Lease B) dated as of August 6, 2004, among LSI Logic Corporation, Bank of the West and Wells Fargo Bank Northwest, National Association.

10.7	Omnibus Amendment to Lease and Security Agreement (Lease B) dated as of September 16, 2004, among LSI Logic Corporation, Bank of the West, and Wells Fargo Bank Northwest, National Association.

10.8	Engenio Information Technologies, Inc. Amended and Restated 2004 Equity Incentive Plan. Incorporated by reference from exhibits filed with the Current Report on Form 8-K on November 4, 2004.

10.9	Engenio Information Technologies, Inc. 2004 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference from exhibits filed with the Current Report on Form 8-K on November 4, 2004.

10.10	Form of Notice of Grant under Engenio Information Technologies, Inc. 2004 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference from exhibits filed with the Current Report on Form 8-K on November 4, 2004.

31.1	Certification of the Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities and Exchange Act Rules 13-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Furnished not filed.