Form 10-K
period 2004-12-31
LSI LOGIC CORP
filed 2005-03-16
CIK 703360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission File No. 1-10317
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
NONE
(Title of class)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on July 2, 2004, as reported on the New York Stock Exchange, was approximately $2,707,056,534. Shares of Common Stock held by each executive officer and director and by each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      As of March 11, 2005, the Registrant had 387,760,836 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Parts of the following document are incorporated by reference into Part III of this Form 10-K Report: Proxy Statement for Registrant’s 2005 Annual Meeting of Stockholders to be held on May 12, 2005.

FORWARD-LOOKING STATEMENTS
PART I
Item 1. Business
RISK FACTORS
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits and Financial Statement Schedule
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 10.28
EXHIBIT 10.29
EXHIBIT 10.30
EXHIBIT 10.31
EXHIBIT 10.32
EXHIBIT 10.33
EXHIBIT 10.34
EXHIBIT 10.35
EXHIBIT 10.36
EXHIBIT 10.37
EXHIBIT 10.38
EXHIBIT 10.39
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including the risk factors set forth below and elsewhere in this Report. See “Risk Factors” in Part I, Item 1. Statements made herein are as of the date of the filing of this Form 10-K with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. We expressly disclaim any obligation to update information presented herein, except as may otherwise be required by law.
PART I

Item 1.	Business
General
      LSI Logic Corporation (together with its subsidiaries collectively referred to as “LSI Logic,” “LSI,” or the “Company” and referred to as “we,” “us,” and “our”) designs, develops, manufactures and markets complex, high-performance integrated circuits and storage systems. We are focused on four markets: communications, consumer products, storage components and storage systems. Our integrated circuits are used in a wide range of communication devices, including devices used for wireless and broadband data networking applications. We also provide other types of integrated circuit products and board-level products for use in consumer applications, communications, high-performance storage controllers and systems for storage area networks.
      We operate in two segments — the Semiconductor segment and the Storage Systems segment — in which we offer products and services for a variety of electronic systems applications. Our products are marketed primarily to original equipment manufacturers (“OEMs”) that sell products targeted for applications in our major markets.
      For the year ended December 31, 2004, revenues from the Semiconductor segment were $1,249 million (73% of total consolidated revenues) and the loss from operations was $450 million. In the Semiconductor segment, we use advanced process technologies and comprehensive design methodologies to design, develop, manufacture and market highly complex integrated circuits (“ICs”). These system-on-a-chip solutions include both application specific integrated circuits, commonly referred to as ASICs, and standard products. Semiconductor segment product offerings also include host bus adapters, RAID adapters (“redundant array of independent disks”) and related products and services. ASICs are designed for a specific application defined by the customer, whereas standard products are for market applications that we define. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II.
      Leveraging key competencies into fast time-to-market platform ASIC capability, we have developed methods of designing integrated circuits based on a library of building blocks of industry-standard electronic functions, interfaces and protocols. Among these is our CoreWare® design methodology. Our advanced deep sub-micron manufacturing process technologies allow our customers to combine one or more CoreWare library elements with memory and their own proprietary logic to integrate a highly complex, system-level solution on a single chip. We have developed and use complementary metal oxide semiconductor (“CMOS”) process technologies to manufacture our integrated circuits.
      For the year ended December 31, 2004, revenues from the Storage Systems segment were $452 million (27% of total consolidated revenues) and the income from operations was $13 million. In the Storage Systems segment, our enterprise storage systems are designed, manufactured and sold by our majority-owned subsidiary — Engenio Information Technologies, Inc. (“Engenio” or “Storage Systems segment”). On May 6, 2004, LSI Logic announced that it had changed the name of LSI Logic Storage Systems, Inc. to Engenio. Our high-performance, highly scalable open storage area network systems and storage solutions are available through leading OEMs and a specialized network of resellers. Products and solutions distributed through these channels may exclude Engenio’s brand identification. When included, Engenio’s brand identity may appear alone or in tandem with OEM brand identification.
      In November 2003, the Company announced its intention to separate the Storage Systems segment and create an independent storage systems company. On February 19, 2004, Engenio filed a registration statement on Form S-1 with the Securities and Exchange Commission for the initial public offering of its common stock. On July 29, 2004, the Company announced that it had decided to postpone the initial public offering of Engenio’s common stock due to then present market conditions.
      LSI Logic Corporation was incorporated in California on November 6, 1980, and was reincorporated in Delaware on June 11, 1987. Our principal offices are located at 1621 Barber Lane, Milpitas, California 95035, and our telephone number at that location is (408) 433-8000. Our home page on the Internet is www.lsilogic.com. The contents of this website are not incorporated in or otherwise to be regarded as part of this annual report on Form 10-K. Copies of this and other annual reports, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports are available free of charge on our website as soon as reasonably practicable after such documents are filed electronically with the Securities and Exchange Commission (“SEC”). Any materials that the Company files with the SEC can be read at the SEC’s website on the Internet at http://www.sec.gov or read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) 732-0330.
Business Strategy

Semiconductor Business Strategy
      Our objective is to continue our industry leadership in the design, development, manufacture and marketing of highly integrated, complex integrated circuits and other electronic components and system-level products that provide our customers with silicon-based system-level solutions. To achieve this objective, our business strategy includes the following key elements:

•	Target Growth Markets and Selected Customers. We concentrate our sales and marketing efforts on leading OEM customers in targeted growth markets, including communications, consumer products and storage components applications. Our engineering expertise is focused on developing technologies that will meet the needs of leading-edge customers in order to succeed in these market areas.

•	Emphasize CoreWare Methodology and System-on-a-Chip Capability. Our CoreWare® design methodology enables the integration of one or more pre-designed circuit elements with customer-specified elements and memory to create system capabilities on a single chip. This results in higher product functionality, higher performance, greater differentiation and faster time to market. We also have used this design methodology to develop proprietary standard products.
      We leverage our in-depth system-level expertise, extensive CoreWare IP library, innovative technology, understanding of customer requirements and philosophy of providing predictable Right First Time, On Timetm silicon solutions to serve customers with highly specific needs in the communications, consumer and storage markets worldwide.
      We have expanded our technology product offerings to include the RapidChip® product. The RapidChip platform ASIC fills the void between the field programmable gate arrays (“FPGAs”) and standard-cell ASIC products.

•	Promote Highly Integrated Design and Manufacturing Technology. We use proprietary and leading third-party electronic design automation, or EDA, software design tools. Our design tool environment is highly integrated with our manufacturing process requirements so that it will accurately simulate product performance. This integration reduces design time and project cost. We continually evaluate and, as appropriate, develop expertise with third-party EDA tools from leading and emerging suppliers of such products.

•	Provide Flexibility in Design Engineering. We engage with customers of our semiconductor products under various arrangements whereby the extent of the engineering support we provide will be determined in accordance with the customer’s requirements. For example, a customer may primarily use its own engineers for substantial development of its product design and retain our support for silicon-specific engineering work. We also enter into engineering design projects, including those on a “turn-key” basis.

•	Maintain High-Quality and Cost-Effective Manufacturing. Our wafer manufacturing strategy is a combination of our own manufacturing facilities and outsourcing arrangements with third-party foundries. We perform substantially all of our packaging, assembly and final test operations through subcontractors in Asia.

•	Leverage Alliances with Key Partners. We are continually seeking to establish relationships with key partners in a diverse range of semiconductor technologies to promote new products, services, operating standards and manufacturing capabilities and to avail ourselves of cost efficiencies that may be obtained through collaborative development.

•	Forge Successful Partnerships with Leading Distribution Partners. Our partner program is designed to effectively market the Company’s host bus adapter product families and integrated circuit products utilizing distribution and reseller partnerships. Such partnerships enable us to provide an extended population of customers with the full range of product offerings, services and support needed to enable their success.

•	Develop and Drive Industry Standards to Achieve Market Advantage. We are a leader in developing and promoting important industry standard architectures, functions, protocols and interfaces. We believe that this strategy will enable us to quickly launch new standard-based products, allowing our customers to achieve time-to-market and other competitive advantages.

•	Operate Worldwide. We market our products and engage with our customers on a worldwide basis through direct sales, marketing and field technical staff and through independent sales representatives and distributors. Our network of design centers located in major markets allows us to provide customers with highly experienced engineers, to interact with customer engineering management and system architects, to develop designs for new products and to provide continuing after-sale customer support.

Storage Systems Business Strategy
      Our objective is to be the leading provider to server and storage OEMs of modular disk storage systems and sub-assemblies. We intend to enhance our market position by:

•	Continuing to innovate and extend our product offering. We intend to lead the market in adopting and implementing new storage system technologies, interfaces, features and customer requirements. In addition, we intend to define, design and develop products that enable our channel customers to offer a broad storage system product line, which incorporates their own intellectual property, to address multiple markets. In this manner, we intend to continue to expand our product offerings further into the entry-level, mid-range and high-end markets.

•	Adding feature functionality to meet expanding enterprise requirements. Implementation and management of storage systems within the enterprise is increasingly complex. To address this increasing complexity, we plan to develop additional premium software management and hardware system features to enhance reliability, data availability and serviceability of our products. We also intend to expand our Engenio Solutions program implementation guides, which are designed to help our customers rapidly implement our products for specific business applications.

•	Enhancing interoperability among our products, our customers’ products and other leading enterprise products. We provide significant value to our channel customers and enterprises by testing and certifying our products with the products of other leading enterprise information technology vendors to

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

•	Obtaining new channel customers. Our channel customers sell storage solutions based on or incorporating our products and technology through their direct sales forces and other channels. We will continue to seek new customers in domestic and international markets in order to expand the total marketing and sales resources that are focused on our products. In this manner, we intend to increase the market addressable by our products.

•	Expanding our joint marketing and sales efforts with existing and new channel customers. We seek to add value to our customers’ sales, marketing and support initiatives through the provision of extensive training, customized go-to-market campaigns, product positioning, marketing materials, competitive analysis and product support infrastructure. We maintain 15 Experience Centers worldwide, which allow our channel customers to demonstrate to enterprise users the performance and benefits of storage deployments incorporating our products. We plan to open additional centers to reach a broader customer base in the future.

•	Promoting our brand. We believe that a strong association of our brand with innovation and integrity is valuable in achieving increased scale, market leadership and OEM acceptance within our industry. Furthermore, we believe that brand recognition and reputation will become more important as OEMs increasingly outsource their storage system offerings and their customers focus on the performance and reliability of the storage systems or sub-assemblies integrated into OEM storage solutions. We intend to continue to promote our brand and build brand equity to establish and bolster our position in the disk storage systems and related storage management software markets.

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
      Our ASIC product offerings now consist of our cell-based product for complex, high volume, high performance, system level designs and our RapidChip platform product.
      Our RapidChip platform products address a growing market need for a flexible, cost-effective and fast time-to-market solution with performance comparable to cell-based ASICs and at a cost significantly lower than FPGAs. Products based on the RapidChip methodology are innovative semiconductor platforms set to reshape the way complex chips are designed and manufactured. A key feature of the RapidChip methodology is the customer-friendly interface that dramatically simplifies the underlying complexity of the design tools and flows associated with system-on-a-chip design. Rule sets automatically manage architectural design, verification and physical design. As a result, design schedules for high-performance chips can be more predictable.
      Typically, the ASIC design process involves participation by both LSI Logic and customer engineers. We engage our customers early in their new system product development process and accept large design assignments where we share development costs with the customer. We provide advice on the product design strategies to optimize product performance and suitability for the targeted application. In addition, our capabilities include support in the areas of architecture, system-level design simulation, verification and synthesis used in the development of complex integrated circuits.
      Our software design tool environment supports and automatically performs key elements of the design process from circuit concept to physical layout of the circuit design. The design tool environment features a combination of internally developed proprietary software and third-party tools that are highly integrated with our manufacturing process requirements. The design environment includes expanded interface capabilities with a range of third-party tools from leading EDA vendors and features hardware/ software co-verification capability. We provide a suite of MIPS cores and ARM processors, in addition to industry-standard interface cores such as USB, PCI-Express, DDR1&2, QDR, SPI4, SFI, XAUI, XGXS and others.
      After completion of the ASIC engineering design effort, we produce and test prototype circuits for shipment to the customer. We then begin volume production of integrated circuits that have been developed through one or more of the arrangements described above in accordance with the customer’s quantity and delivery requirements.

Semiconductor Products
      In our semiconductor components business, we design, manufacture and supply ASICs, standard products, host bus adapters and RAID storage adapters and related software to customers competing in global communications, consumer and storage markets.
      ASICs are semiconductors that are designed for unique, customer-specified applications. Standard products are developed for market applications we define and are targeted to be sold to multiple customers. Both ASIC and standard products are sold to customers for incorporation into system-level products and may incorporate our intellectual property building blocks. Our ASIC, RapidChip and standard products are predominantly designed and manufactured using our proprietary process technologies.
      Storage Components. Our ASIC and standard product solutions offered to customers in worldwide storage component markets make possible data transmission and storage between a host computer and peripheral devices such as magnetic and optical disk drives, scanners, printers and disk and tape-based storage systems. We offer Fibre Channel and SCSI standard products, including host adapter ICs for motherboard and adapter applications, SCSI expander ICs, storage adapter boards and our own Fusion-MPTtm software drivers for these product families. We are also an industry leader in the on-going development of new storage interface standards and products, including Serial-Attached SCSI (“SAS”).
      In addition, we offer the industry’s widest spectrum of direct-attach RAID solutions, spanning from integrated RAID in our Fusion-MPT storage IC and adapter products and our IDEal software-based RAID products to our MegaRAID® product family. Our MegaRAID products include integrated single-chip RAID on motherboard solutions and a broad family of PCI and PCI Express RAID controller boards featuring ATA, Serial ATA (“SATA”) and SCSI interfaces, along with fully featured software and utilities for robust storage configuration and management.
      We also offer solutions using our ASIC and RapidChip technology to customers who develop Fibre Channel storage area network (“SAN”) switches and host adapters, storage systems, hard disk drives and tape peripherals. Through leveraging our extensive experience in providing solutions for these applications, LSI Logic has developed a full portfolio of high-speed interface CoreWare that is employed on the ASIC or RapidChip platform providing a connection to the network, the SAN, memory and host buses. Using these pre-verified interfaces, our customers reduce development risk and achieve quicker time to market. Our CoreWare offerings include the GigaBlaze® high performance SerDes Core supporting Fibre Channel, SATA, Gigabit Ethernet, Infiniband, SAS, Serial RapidIO and PCI-Express industry standards and a family of high-performance Fibre Channel, RapidIO, PCI-E, SAS and SATA protocol controllers.
      Consumer Products. For the consumer market, we offer a broad array of semiconductor products, including both standard products and custom solutions.

      Consumer standard products. We design, develop, manufacture and market semiconductor devices, software and reference designs for digital video and audio applications, enabling new digital video and audio applications. We are focused on providing solutions for high-growth applications such as DVD recorders, flat panel displays, digital video recorders, digital set-top boxes, as well as broadcast encoders and video editing systems.
      Consumer custom solutions. We also offer system-on-a-chip solutions for consumer applications. We focus on consumer market segments employing our intellectual property portfolio, design methodology and turn-key product offerings (including manufacturing, assembly and test) to provide a customized solution. Our focus is in video game console, digital cameras and camcorders, portable digital audio and video, and other emerging multimedia applications where a standard product solution is not available or our customers want customized solutions for differentiation.
      At the center of our strategy is our industry leading DoMiNo® architecture. Products based on this flexible architecture provide software programmable, cost effective solutions to our customers in our target markets.
      Communications. LSI Logic offers highly integrated, high-performance, system-on-a-chip silicon solutions for use in the design of communications equipment. We focus on delivering custom semiconductor solutions to customers who develop systems for the Enterprise, Metropolitan and Wide Area Network sectors. Our standard-cell ASIC and RapidChip programs constitute two distinct paths for realizing custom silicon, providing a good fit – regardless of whether schedule, performance, power or price is the driving consideration. Our cell-based program continues to deliver LSI Logic’s wide portfolio of communications-related intellectual property in compact, high-performance solutions, while our RapidChip program delivers the same intellectual property with lower initial cost and faster time to market.
      Leading edge switches and routers require tera-bit throughput capability. LSI Logic’s HyperPHY® SerDes (Serializer-Deserializer) technology enables chip-to-chip and back-plane connectivity at speeds in excess of 6 Gbits/second. We also provide our customers with CoreWare intellectual property in support of key industry standard interconnect technologies, including RapidIO, HyperTransport, SPI-4, SPI-5, SFI-4, SFI-5, NPSI, PCI Express and 10/100/1G/10G Ethernet, as well as a wide range of proprietary interfaces. In addition to the above, our solutions incorporate a variety of embedded processors: ARM, MIPS, and ZSP® processors (LSI Logic’s widely-adopted digital signal processor) with all the sub-system collateral for communications applications.

Storage Systems Products
      We offer a broad line of open, modular storage products comprised of complete systems and sub-assemblies configured from modular components, such as our storage controller modules, disk drive enclosure modules and related management software. The modularity of our products provides channel customers with the flexibility to either integrate our sub-assemblies with third-party components, such as disk drives, or software to form their own storage system products. Our modular product approach allows channel customers to create highly customized storage systems, which can then be integrated with value-added software and services and delivered as a complete, differentiated data storage solution to enterprises.
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
      Our semiconductor products and design services are primarily sold through our network of direct sales and marketing and field engineering offices located in North America, Europe, Japan and elsewhere in Asia. Our sites are interconnected by means of advanced computer networking systems that allow for the continuous, uninterrupted exchange of information that is vital for the proper execution of our sales and marketing activities. International sales are subject to risks common to export activities, including governmental regulations, geopolitical risks, tariff increases and other trade barriers, and currency fluctuations.
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

Storage Systems Marketing and Distribution
      Our products are sold worldwide through our channel customers and, to a smaller degree, to a limited installed base of end-users. We closely develop and manage our channel customer relationships to meet the diverse needs and requirements of enterprises. By selling products through our channel customers, we are able to address more markets, reach a greater number of enterprises, and reduce our overall sales and marketing expenditures.
      Our marketing efforts are designed to support our channel customers with programs targeted at developing differentiated go-to-market strategies and increasing sales effectiveness. Depending on the nature of our channel customer engagement, our marketing teams offer various levels of assistance in assessing and analyzing the competitive landscape, defining product strategy and roadmap, developing product positioning and pricing, creating product launch support materials and assisting in closing the sales process. These marketing teams carefully coordinate joint product development and marketing efforts between our customers and us to ensure that we address and effectively target enterprise requirements. We maintain sales and marketing organizations at our headquarters in Milpitas, and also in regional offices in Dallas, Texas; Chicago, Illinois; Houston, Texas; Los Angeles and Irvine, California; New York, New York; Parsippany, New Jersey; Reston, Virginia; and Wichita, Kansas. We also market our products internationally in China, France, Germany, Japan, Sweden and the United Kingdom.
Customers
      In 2004, IBM accounted for approximately 16% of our consolidated revenues. No other customer accounted for greater than 10% of consolidated revenues. We currently have a highly concentrated customer base; we are therefore dependent on a limited number of customers for a substantial portion of our revenues as a result of this strategy to focus our marketing and sales efforts on select, large-volume customers. The loss of any of our significant customers, any substantial decline in sales to these customers, or any significant change in the timing or volume of purchases by our customers, could result in lower revenues and could harm our business, financial condition or results of operations.

Semiconductor Customers
      We seek to leverage our expertise in the fields of communications, consumer and storage components by marketing our products and services predominately to market leaders. Our current strategic account focus is on large, well-known companies that produce high-volume products incorporating our semiconductors. We recognize that this strategy may result in increased dependence on a limited number of customers for a substantial portion of our revenues. It is possible that we will not achieve anticipated sales volumes from one or more of the customers we focus on. While this could result in lower revenues, we believe this strategy provides us with an opportunity to drive further growth in sales and unit volumes. With the introduction of our RapidChip methodology, we have not only created new opportunities with our existing accounts, but also created opportunities within the broader industrial, medical and military/aerospace markets as well as smaller accounts in the communications, consumer and storage segments.

Storage Systems Customers
      Our customers can be characterized into two major go-to-market categories:

•	OEM Partners. These channel customers independently resell or distribute OEM-branded or Engenio co-branded products, which may be integrated with value-added services, hardware and software and delivered as differentiated complete storage solutions to enterprises. OEM Partners receive basic training services to enhance their abilities to sell and support our products. After receiving our basic training services, OEM Partners independently market, sell and support our products, requiring limited ongoing product support from us.

•	OEM+ Partners. In addition to providing our OEM+ Partners with products and basic services as described above, we also assist our OEM+ Partners with additional resources that may provide tailored, account-specific education, training and sales and marketing assistance, allowing our OEM+ Partners to leverage our storage products and industry expertise.
Manufacturing

Semiconductor Manufacturing
      Our semiconductor manufacturing operations convert a product design from the development stage into an integrated circuit. Manufacturing begins with wafer fabrication, where the design is transferred to silicon wafers through a series of processes, including photolithography, ion implantation, deposition of numerous films and the etching of these various films and layers. Each circuit on the wafer is tested in the wafer sort operation. The good circuits are identified and the wafer is then separated into individual die. Each good die is then assembled into a package using different standards and advanced assembly technologies. This package encapsulates the circuit for protection and allows for electrical connection to the printed circuit board. The final step in the manufacturing process is final test, where the finished devices undergo stringent and comprehensive testing using computer systems.
      The wafer fabrication operation is very complex and costly, and the industry trend has been towards outsourcing all or a portion of this operation to silicon foundries located throughout the world. The Company’s strategy is a combination of internal and external fabrication. In 2004, the majority of the Company’s wafers were fabricated internally, however, in the future we expect to increase our reliance on external sources for wafer fabrication.
      We currently outsource portions of our wafer fabrication to a variety of wafer foundries in Taiwan, Japan, China and Malaysia. For the more advanced deep sub-micron technologies, we use a combination of standard foundry process technologies and process technologies jointly developed with our foundry partners. These joint development agreements provide us access to leading edge technology and additional wafer capacity.
      Our final assembly and test operations are performed by independent subcontractors in South Korea, Taiwan, the Philippines, Malaysia, Thailand and China. The Company has a long history of outsourcing these operations and therefore can offer a wide range of high performance packaging solutions for system-on-a-chip designs, including flip chip technology.
      Development of advanced manufacturing technologies in the semiconductor industry frequently requires that critical selections be made as to those vendors from which essential equipment (including future enhancements) and after-sales service and support will be purchased. Some of our equipment selections require that we procure specific types of materials or components specifically designed to our specifications. Therefore, when we implement these technology choices, we may become dependent upon certain sole source vendors. Accordingly, our capability to switch to other technologies and vendors may be substantially restricted and a switch may involve significant expense and could delay our technology advancements and decrease manufacturing capabilities.

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

•	United States Assembly. Our wholly-owned United States manufacturing facility in Wichita, Kansas, assembles and tests complete storage systems and sub-assemblies configured from modular components, such as our storage controller modules and disk drive enclosure modules. ISO-9001 certification at our Kansas manufacturing facility has been maintained since April 1992. This facility has been certified as ISO-9001:2000 compliant since October of 2001. Product quality is achieved through extensive employee training, exhaustive and automated testing, and sample auditing. Quality control and measurement is extended through the subcomponent supplier and component manufacturer base with continuous reporting and ongoing qualification programs.

•	European Assembly. We outsource manufacturing in Cork, Ireland, to a Flextronics International Ltd. facility. ISO-9001:2000 certification at the Cork assembly facility has been maintained since December 2001. This facility is capable of the assembly and testing of complete storage systems and sub-assemblies configured from modular components, such as our storage controller modules and disk drive enclosure modules. The site in Ireland was established to provide operational flexibility in meeting surges in demand, address growing European demand and to serve as a backup site in the event of natural or human-made disasters that could disrupt the operations of our Wichita facility.
Backlog

Semiconductor Backlog
      In the Semiconductor segment, we generally do not have long-term volume purchase contracts with our customers. Instead, customers place purchase orders that are subject to acceptance by us. The timing of the design activities for which we receive payment and the placement of orders included in our backlog at any particular time is generally within the control of the customer. For example, there could be a significant time lag between the commencement of design work and the receipt of a purchase order for the units of a developed product. Also, customers may from time to time revise delivery quantities or delivery schedules to reflect their changing needs. For these reasons, our backlog as of any particular date may not be a meaningful indicator of future annual sales.

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
Competition

Semiconductor Competitors
      The semiconductor industry is intensely competitive and characterized by constant technological change, rapid product obsolescence, evolving industry standards and price erosion. Many of our competitors are larger, diversified companies with substantially greater financial resources. Some of these are also customers who have internal semiconductor design and manufacturing capacity. We also compete with smaller and emerging companies whose strategy is to sell products into specialized markets or to provide only a portion of the products and services that we offer.
      Our major competitors in the Semiconductor segment include large companies such as Agere Systems, Inc., International Business Machines Corporation, Philips Electronics, N.V., STMicroelectronics, Texas Instruments, Inc., and Toshiba Corporation. Other competitors in strategic markets include Adaptec, Inc., ATI Technologies, Inc., Broadcom Corporation, Cirrus Logic, Inc., ESS Technology, Inc., Genesis Microchip, Inc., Marvell Technology Group, Ltd., MediaTek Incorporated, NEC Corporation, Pixelworks, Inc., Trident Microsystems, Inc. and Zoran Corporation.
      The principal competitive factors in the semiconductor industry include:

•	design capabilities;

•	differentiating product features;

•	product performance characteristics;

•	time to market;

•	price;

•	manufacturing processes; and

•	utilization of emerging industry standards.
      It is possible that our competitors will develop other design solutions that could have a material adverse impact on our competitive position. Our competitors may also decide from time to time to aggressively lower prices of products that compete with our products in order to sell related products or achieve strategic goals. Due to their customized nature, ASICs are not as susceptible to price fluctuations as standard products. However, strategic pricing by competitors can place strong pricing pressure on our products in certain transactions, resulting in lower selling prices and lower gross profit margins for those transactions.
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

      We emphasize our CoreWare design methodology and system-on-a-chip capability. Competitive factors that continue to be important to the success of this strategy include:

•	selection, quantity and quality of our CoreWare library elements;

•	our ability to offer our customers system-level expertise; and

•	quality of software to support system-level integration.
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

Storage Systems Competitors
      The market for our storage system products is highly competitive, rapidly evolving and subject to changing technology, customer needs and new product introductions. We compete with products from large well-capitalized storage system companies such as EMC Corporation, Hitachi Data Systems and Network Appliance, Inc., as well as with other storage system and component providers, such as Adaptec, Inc., Dot Hill Systems Corporation, Infortrend Technology Inc., XIOtech Corporation, Xyratex Group Limited and the internal storage divisions of existing and potential channel customers. We also compete with internally developed products and, indirectly, through our channel customers, with third-party products being sold by major server vendors such as Dell Inc., Hewlett-Packard Company, International Business Machines Corporation and Sun Microsystems, Inc. The competitive factors affecting the market for our storage system products include:

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
Patents, Trademarks and Licenses
      We maintain a patent program, and believe that our patents and other intellectual property rights have value to our business. We have filed a number of patent applications and currently hold more than 3,000 issued United States (“U.S.”) patents and additional issued foreign patents, expiring from 2005 to 2023, in both the Semiconductor and the Storage Systems segments combined. In both segments, we also maintain trademarks for certain of our products and services and claim copyright protection for certain proprietary software and documentation. Patents, trademarks and other forms of protection for our intellectual property are important, but we believe our future success principally depends upon the technical competence and creative skills of our employees.
      We continue to expand our portfolio of patents and trademarks. We offer a staged incentive to employees to identify, document and submit invention disclosures. We have developed an internal review procedure to maintain a high level of disclosure quality and to establish criteria, priorities and plans for filings both in the United States and abroad. The review process is based solely on engineering, business, legal and management judgment, with no assurance that a specific filing will issue or, if issued, will deliver any lasting value to us. There is no assurance that the rights granted under any patent will provide competitive advantages to us or will be adequate to protect our innovations, products or services. Moreover, the laws of certain countries in which our products are or may be manufactured or sold may not protect our products and intellectual property rights to the same extent as the U.S. legal system.
      As is typical in the high technology industry, from time to time, we have received communications from other parties asserting that certain of our products or processes infringe upon their patent rights, copyrights, trademark rights or other intellectual property rights. We regularly evaluate such assertions. In light of industry practice, we believe that, with respect to existing or future claims, any licenses or other rights that may be necessary may generally be obtained on commercially reasonable terms. Nevertheless, there is no assurance that licenses will be obtainable on acceptable terms or that a claim will not result in litigation or other administrative proceedings.
      In the Semiconductor segment, we protect our know-how, trade secrets and other proprietary information through confidentiality agreements with our customers, suppliers, employees and consultants, and through other security measures. We have entered into certain patent cross-license agreements that generally provide for the non-exclusive licensing of rights to design, manufacture and sell products and, in some cases, for cross-licensing of future improvements developed by either party.
      In the Storage Systems segment, we own a portfolio of patents and patent applications concerning a variety of storage technologies. We also maintain trademarks for certain of our products and services and claim copyright protection for certain proprietary software and documentation. Similar to the Semiconductor segment, we protect our trade secrets and other proprietary information through agreements and other security measures, and have implemented internal procedures to obtain patent protection for inventions and pursue protection in selected jurisdictions.
      Please see Item 3, Legal Proceedings for information regarding pending patent litigation against the Company. Please also refer to the additional risk factors set forth in the Risk Factors section and Note 12 of the Notes to the Consolidated Financial Statements (“Notes”) for additional information.
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
      We operate the majority of our research and development facilities in Arizona, California, Colorado, Georgia, Kansas, Maryland, Minnesota, Oregon and Texas. Internationally, we also have facilities in Russia,

Canada, Germany, India, China and the United Kingdom. The following table shows our expenditures on research and development activities for each of the last three fiscal years (in thousands).

		Percent of
Year	Amount	Revenue

2004	$421,516	25%
2003	$432,695	26%
2002	$457,351	25%
      Research and development activities primarily consist of materials expenses, salaries and related costs of employees engaged in ongoing research, design and development activities and subcontracting costs.
Working Capital
      Information regarding our working capital practices is incorporated herein by reference from Item 7 of Part II hereof under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Capital Resources and Liquidity.”
Financial Information about Segments and Geographic Areas
      This information is included in Note 4 (“Segment and Geographic Information”) of the Notes, which information is incorporated herein by reference from Item 8 of Part II.
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
Environmental Regulation
      Federal, state and local regulations, in addition to those of other nations, impose various environmental controls on the use and discharge of certain chemicals and gases used in semiconductor and storage product processing. Our facilities have been designed to comply with these regulations through the implementation of environmental management systems. We believe that our activities conform to current environmental regulations. However, increasing public attention has been focused on the environmental impact of electronics and semiconductor manufacturing operations. While to date we have not experienced any material adverse impact on our business from environmental regulations, we cannot provide assurance that such regulations will not be amended so as to impose expensive obligations on us in the future. In addition, violations of environmental regulations or impermissible discharges of hazardous substances could result in the necessity for the following actions:

•	additional capital improvements to comply with such regulations or to restrict discharges;

•	liability to our employees and/or third parties; and/or

•	business interruptions as a consequence of permit suspensions or revocations or as a consequence of the granting of injunctions requested by governmental agencies or private parties.
Employees
      As of December 31, 2004, we had 4,414 full-time employees, of which 934 were employees of our Storage Systems segment.
      As a result of the decline in revenues in the semiconductor industry and a corresponding decline in the Company’s outlook as of the latter part of the third quarter of 2004, in October 2004, the Company initiated a comprehensive restructuring program, which included asset impairments, a global reduction in workforce of approximately 560 employees and the consolidation of certain facilities. See Note 3 of the Notes to the Consolidated Financial Statements for further discussion.
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
      A general economic weakness may reduce our revenues. The semiconductor industry is cyclical in nature and is characterized by wide fluctuations in product supply and demand. In addition, our results of operations are dependent on the global economy. Any geopolitical factors such as terrorist activities, armed conflict or global health conditions, which adversely affects the global economy, may adversely impact our operating results and financial condition. In addition, goodwill and other long-lived assets could be impacted by a further decline in revenues because impairment is measured based upon estimates of future cash flows. These estimates include assumptions about future conditions within our company and industry.
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
      We are dependent on a limited number of customers. Our concentrated customer base accounts for a substantial portion of our revenues. IBM represented 16% of our total consolidated revenues for the year ended December 31, 2004.

      Our operating results and financial condition could be significantly affected if:

•	we do not win new product designs from major existing customers;

•	major customers reduce or cancel their existing business with us;

•	major customers make significant changes in scheduled deliveries; or

•	there are declines in the prices of products that we sell to these customers.
      Our new products may not achieve market acceptance. We introduce many new products each year. We must continue to develop and introduce new products that compete effectively on the basis of price and performance and that satisfy customer requirements. We continue to emphasize engineering development and acquisition of CoreWare building blocks and integration of our CoreWare libraries into our design capabilities. Our cores and standard products are intended to be based upon industry standard functions, interfaces, and protocols so that they are useful in a wide variety of systems applications. Development of new products and cores often requires long-term forecasting of market trends, development and implementation of new or changing technologies and a substantial capital commitment. We cannot provide assurance that the cores or standard products that we select for investment of our financial and engineering resources will be developed or acquired in a timely manner or will enjoy market acceptance.
      The manufacturing facilities we operate are highly complex and require high fixed costs. Our wafer fabrication site is located in Gresham, Oregon. In addition, we own our Storage Systems segment manufacturing facility in Wichita, Kansas. The manufacture and introduction of our products is a complicated process. We continually strive to implement the latest process technologies and manufacture products in a clean and tightly controlled environment. We confront challenges in the manufacturing process that require us to:

•	maintain a competitive manufacturing cost structure;

•	implement the latest process technologies required to manufacture new products;

•	exercise stringent quality control measures to ensure high yields;

•	effectively manage the subcontractors engaged in the wafer fabrication, test and assembly of products; and

•	update equipment and facilities as required for leading edge production capabilities.
      We outsource a substantial portion of wafers manufactured. We have consolidated our internal semiconductor manufacturing in Gresham, Oregon. We have developed outsourcing arrangements for the manufacture of some of our products based on process technology that is unique to the supplier. There is no assurance that the third party manufacturer will be able to produce and deliver wafers that meet our specifications or that our supplier will be able to successfully provide the process technology. If the third party is not able to deliver products and process technology on a timely and reliable basis, our results of operations could be adversely affected.
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
      We finance our capital expenditure needs from operating cash flows, bank financing and capital market financing. As of December 31, 2004, we had convertible notes outstanding of approximately $772 million. We may need to seek additional equity or debt financing from time to time and cannot be certain that additional financing will be available on favorable terms. Moreover, any future equity or equity-linked financing may dilute the equity ownership of existing stockholders.
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
      We procure parts and raw materials from limited domestic and foreign sources. We do not maintain an extensive inventory of parts and materials for manufacturing. We purchase a portion of our requirements for parts and raw materials from a limited number of sources, primarily from suppliers in Japan and their U.S. subsidiaries, and we obtain other material inputs on a local basis. There is no assurance that, if we have difficulty in obtaining parts or materials in the future, alternative suppliers will be available, or that these suppliers will provide parts and materials in a timely manner or on favorable terms. As a result, we may be adversely affected by delays in product shipments. If we cannot obtain adequate materials for manufacture of our products or if such materials are not available at reasonable prices, there could be a material adverse impact on our operating results and financial condition.
      We utilize indirect channels of distribution over which we have limited control. Our financial results could be adversely affected if our relationship with resellers or distributors were to deteriorate or if the financial condition of these resellers or distributors were to decline. In addition, as our business grows, we may have an increased reliance on indirect channels of distribution. There can be no assurance that we will be successful in maintaining or expanding these indirect channels of distribution. This could result in the loss of certain sales opportunities. Furthermore, the partial reliance on indirect channels of distribution may reduce our visibility with respect to future business, thereby making it more difficult to accurately forecast orders.
      Our operations are affected by cyclical fluctuations. The Semiconductor and Storage Systems segments in which we compete are subject to cyclical fluctuations in demand. The Semiconductor industry has in the past experienced periods of rapid expansion of production capacity followed by periods of significant downturn. Even when the demand for our products remains constant, the availability of additional excess production capacity in the industry creates competitive pressure that can degrade pricing levels, which can reduce revenues. Furthermore, customers who benefit from shorter lead times may defer some purchases to future periods, which could adversely affect revenues in the short term. As a result, we may experience downturns or fluctuations in demand for our products and experience adverse effects on our operating results and financial condition.
      We engage in acquisitions and alliances giving rise to economic and technological risks. We are continually exploring strategic acquisitions that build upon our existing library of intellectual property, human capital and engineering talent, and increase our leadership position in the markets where we operate. We completed two acquisitions in 2004 and two acquisitions in 2002. We did not complete any material acquisitions or alliances in 2003. Mergers and acquisitions of high-technology companies bear inherent risks. No assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. We must manage any growth effectively. Failure to manage growth effectively and to integrate acquisitions could adversely affect our operating results and financial condition.
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
      We design and develop highly complex cell-based ASICs. As technology advances to 0.13 micron and smaller geometries, there are increases in the complexity, time and expense associated with the design, development and manufacture of ASICs. We must incur substantial research and development costs to confirm the technical feasibility and commercial viability of any ASIC products that in the end may not be successful. Therefore, we cannot guarantee that any new ASIC products will result in market acceptance.
      Our global operations expose us to numerous international business risks. We have substantial business activities in Asia and Europe. Both manufacturing and sales of our products may be adversely impacted by changes in political and economic conditions abroad. A change in the current tax laws, tariff structures, export laws, regulatory requirements or trade policies in either the United States or foreign countries could adversely impact our ability to manufacture or sell our products in foreign markets. Moreover, a significant decrease in sales by our customers to end users in either Asia or Europe could result in a decline in orders.
      We subcontract wafer manufacturing, test and assembly functions to independent companies located in Asia. A reduction in the number or capacity of qualified subcontractors or a substantial increase in pricing could cause longer lead times, delays in the delivery of products to customers or increased costs.
      The high technology industry in which we operate is prone to intellectual property litigation. Our success is dependent in part on our technology and other proprietary rights, and we believe that there is value in the protection afforded by our patents, copyright rights and trademarks. We have a program whereby we actively protect our intellectual property by acquiring patent and other intellectual property rights. However, the industry is characterized by rapidly changing technology and our future success depends primarily on the technical competence and creative skills of our personnel.
      As is typical in the high technology industry, from time to time we have received communications from other parties asserting that certain of our products, processes, technologies or information infringe upon their patent rights, copyrights, trademark rights or other intellectual property rights. We regularly evaluate such assertions. In light of industry practice, we believe, with respect to existing or future claims that any licenses or other rights that may be necessary may generally be obtained on commercially reasonable terms. Nevertheless, there is no assurance that licenses will be obtainable on acceptable terms or that a claim will not result in litigation or other administrative proceedings. Resolution of whether our product or intellectual property has infringed on valid rights held by others could have a material adverse effect on our financial position or results of operations and may require material changes in production processes and products.

      See “Legal Matters” in Note 12 (“Commitments and Contingencies”) of the Notes regarding current patent litigation.
      Our manufacturing facilities are subject to disruption. Operations at any of our primary manufacturing facilities may be disrupted for reasons beyond our control, including work stoppages, fire, earthquake, tornado, floods or other natural disasters, which could have a material adverse effect on our financial position or results of operation.
      We depend on independent foundry subcontractors to manufacture a portion of our current products, and any failure to secure and maintain sufficient foundry capacity could materially and adversely affect our business. Outside foundry subcontractors, located in Asia, manufacture a portion of our semiconductor devices in current production. Availability of foundry capacity has in the recent past been reduced due to strong demand. In addition, a recurrence of SARS or the occurrence of another public health emergency in Asia could further affect the production capabilities of our manufacturers by resulting in quarantines or closures. If we are unable to secure sufficient capacity at our existing foundries, or in the event of a quarantine or closure at any of these foundries, our revenues, cost of revenues and results of operations would be negatively impacted. If any of our foundries experiences a shortage in capacity, or suffers any damage to its facilities due to earthquakes or other natural disasters, experiences power outages, encounters financial difficulties or any other disruption of foundry capacity, we may need to qualify an alternative foundry in a timely manner. Even our current foundries need to have new manufacturing processes qualified if there is a disruption in an existing process. We typically require several months to qualify a new foundry or process before we can begin shipping products from it. If we cannot accomplish this qualification in a timely manner, we may experience a significant interruption in supply of the affected products.
      Because we rely on outside foundries with limited capacity, we face several significant risks, including:

•	a lack of guaranteed wafer supply and potential wafer shortages and higher wafer prices;

•	limited control over delivery schedules, quality assurance, manufacturing yields and production costs; and

•	the unavailability of, or potential delays in obtaining access to, key process technologies.
      In addition, the manufacture of integrated circuits is a highly complex and technologically demanding process. Although we work closely with our foundries to minimize the likelihood of reduced manufacturing yields, our foundries have from time to time experienced lower than anticipated manufacturing yields. This often occurs during the production of new products or the installation and start-up of new process technologies. Poor yields from our foundries could result in product shortages or delays in product shipments, which could seriously harm our relationships with our customers and materially and adversely affect our results of operations.
      The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. Although we have entered into contractual commitments to supply specified levels of products to some of our customers, we do not have a long-term volume purchase agreement or a significant guaranteed level of production capacity with any of our foundries. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has in the recent past been reduced from time to time due to strong demand. We place our orders on the basis of our customers’ purchase orders or our forecast of customer demand, and the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are, or that have long-term agreements with our main foundries, may induce our foundries to reallocate capacity to them. This reallocation could impair our ability to secure the supply of components that we need. Although we use a number of independent foundries to manufacture our semiconductor products, most of our components are not manufactured at more than one foundry at any given time, and our products typically are designed to be manufactured in a specific process at only one of these foundries. Accordingly, if one of our foundries is unable to provide us with components as needed, we could experience significant delays in securing sufficient supplies of those components. Also, our third party foundries typically migrate capacity to newer, state-of-the-art manufacturing processes on a regular basis, which may create capacity shortages for our products designed to be manufactured on an older process. We cannot assure you that any of our existing or new foundries will be able to produce integrated circuits with acceptable manufacturing yields, or that our foundries will be able to deliver enough semiconductor devices to us on a timely basis, or at reasonable prices. These and other related factors could impair our ability to meet our customers’ needs and have a material and adverse effect on our operating results.
      Although we may utilize new foundries for other products in the future, in using new foundries we will be subject to all of the risks described in the foregoing paragraphs with respect to our current foundries.
      We depend on third-party subcontractors to assemble, obtain packaging materials for, and test substantially all of our current products. If we lose the services of any of our subcontractors or if these subcontractors are unable to attain sufficient packaging materials, shipments of our products may be disrupted, which could harm our customer relationships and adversely affect our net sales. Third-party subcontractors located in Asia assemble, obtain packaging materials for, and test substantially all of our current products. Because we rely on third-party subcontractors to perform these functions, we cannot directly control our product delivery schedules and quality assurance. This lack of control has in the past resulted, and could in the future result, in product shortages or quality assurance problems that could delay shipments of our products or increase our manufacturing, assembly or testing costs.
      If our third-party subcontractors are unable to obtain sufficient packaging materials for our products in a timely manner, we may experience a significant product shortage or delay in product shipments, which could seriously harm our customer relationships and materially and adversely affect our net sales. If any of these subcontractors experiences capacity constraints or financial difficulties, suffers any damage to its facilities, experiences power outages or any other disruption of assembly or testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner. Due to the amount of time that it usually takes us to qualify assemblers and testers, we could experience significant delays in product shipments if we are required to find alternative assemblers or testers for our components. Any problems that we may encounter with the delivery, quality or cost of our products could damage our customer relationships and materially and adversely affect our results of operations. We are continuing to develop relationships with additional third-party subcontractors to assemble and test our products. However, even if we use these new subcontractors, we will continue to be subject to all of the risks described above.
      We are increasingly exposed to various legal, business, political and economic risks associated with our international operations. We currently obtain a substantial portion all of our manufacturing, and all of our assembly and testing services from suppliers located outside the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. We also undertake design and development activities in Canada, China, India, Taiwan and the United Kingdom. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The recent war in Iraq and the lingering effects of terrorist attacks in the United States and abroad, the resulting heightened security and the increasing risk of extended international military conflicts may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many other inherent risks, including but not limited to:

•	political, social and economic instability;

•	exposure to different legal standards, particularly with respect to intellectual property;

•	natural disasters and public health emergencies;

•	nationalization of business and blocking of cash flows;

•	trade and travel restrictions;

•	the imposition of governmental controls and restrictions;

•	burdens of complying with a variety of foreign laws;

•	import and export license requirements and restrictions of the United States and each other country in which we operate;

•	unexpected changes in regulatory requirements;

•	foreign technical standards;

•	changes in tariffs;

•	difficulties in staffing and managing international operations;

•	fluctuations in currency exchange rates;

•	difficulties in collecting receivables from foreign entities or delayed revenue recognition; and

•	potentially adverse tax consequences.
      Any of the factors described above may have a material adverse effect on our ability to increase or maintain our foreign sales.
      Additionally, our operations may be impacted by SARS-related factors, including, but not limited to, disruptions at our third-party manufacturers that are primarily located in Asia, reduced sales in our international retail channels and increased supply chain costs. If SARS recurs or spreads to other areas, or other similar public health emergencies arise, our international sales and operations could be harmed.
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
      Engenio Information Technologies, Inc. represents a significant portion of our business, and an initial public offering, sale or spin-off of the Storage Systems segment, may cause our operating results to suffer and may cause net revenues and income to decline. Engenio Information Technologies, Inc. represents a significant portion of our business, and it is currently reported as a separate segment in our consolidated financial statements. For the fiscal years ended 2004, 2003, and 2002, the Storage Systems segment represented 27%, 25%, and 18% of our revenues, respectively.
      If we engage in a transaction that results in Engenio no longer being our subsidiary, the Storage Systems segment’s financial results, including its net revenues and net income, will no longer be included in our consolidated financial statements. Consequently, our financial results may be harmed as a result of a spin-off or sale of the storage systems business, which may cause our stock price to decline. Accordingly, our historical consolidated financial results may not necessarily reflect our future financial position, results of operations and cash flows after Engenio ceases to be a subsidiary
      The separation and possible initial public offering, sale or spin-off of Engenio Information Technologies, Inc. from us is a substantial undertaking that may disrupt our ongoing business and may increase expenses, which may affect our results of operations or financial condition. The separation of Engenio, and the possible initial public offering of the subsidiary’s common stock to the public and the potential spin-off of the subsidiary to our stockholders continues to require the substantial dedication of management resources. Furthermore, we expect to incur significant expenses in future periods related to the separation. We have not yet made any adjustments to our historical financial information to reflect the significant changes that may occur in our cost structure, funding and operations as a result of the separation. In addition, the efforts required to complete the separation of Engenio from us may disrupt our ongoing business activities, may result in employee distraction and may harm Engenio’s and our ability to attract, retain and motivate key employees. If any of the foregoing occurs, our results of operations or financial condition may suffer.
      Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected fluctuations and affect our reported results of operations. Financial accounting standards in the United States are constantly under review and may be changed from time to time. We would be required to apply these changes when adopted. Once implemented, these changes could result in material fluctuations in our financial results of operations and/or the way in which such results of operations are reported. Similarly, we are subject to taxation in the United States and a number of foreign jurisdictions. Rates of taxation, definitions of income, exclusions from income, and other tax policies are subject to change over time. Changes in tax laws in a jurisdiction in which we have reporting obligations could have a material impact on our results of operations.
      We expect that the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), entitled “Share-Based Payment,” effective for the periods commencing after June 15, 2005, will have a material and adverse impact on our reported results as described under “Recent Accounting Pronouncements.” Because the factors which will affect compensation expense we incur due to the adoption of SFAS No. 123 (Revised 2004) are unknown, the impact on our operating results at the point of adoption, or in the future, cannot be determined. Changes in these or other rules, or modifications to our current practices, may have a significant adverse effect on our reported operating results or in the way in which we conduct our business in the future.
      We face uncertainties related to the effectiveness of internal controls. Public companies in the United States are required to review their internal controls over financial reporting under the Sarbanes-Oxley Act of 2002. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will achieve its stated goal under all potential future conditions, regardless of how remote.
      Internal control deficiencies or weaknesses that are not yet identified could emerge. Over time we may identify and correct deficiencies or weaknesses in our internal controls and, where and when appropriate, report on the identification and correction of these deficiencies or weaknesses. However, the internal control procedures can provide only reasonable, and not absolute, assurance that deficiencies or weaknesses are identified. Deficiencies or weaknesses that are not yet identified could emerge and the identification and corrections of these deficiencies or weaknesses could have a material impact on the results of operations for the Company.
      Internal control issues that appear minor now may later become reportable conditions. We are required to publicly report on deficiencies or weaknesses in our internal controls that meet a materiality standard as required by law. While the Company meets its statutory obligations, management may, at a point in time, accurately categorize a deficiency or weakness as immaterial or minor and therefore not be required to publicly report such deficiency or weakness. Such determination, however, does not preclude a change in circumstances such that the deficiency or weakness could, at a later time, become a reportable condition that could have a material impact on our results of operations.

Item 2.	Properties
      The Company leases approximately 527,000 square feet of real property in Milpitas, California for its corporate headquarters, administration and engineering offices. Engenio leases approximately 38,000 square feet for its corporate headquarters in a separate facility also located in Milpitas, California.
      The Company owns the land and buildings housing its 588,000 square foot manufacturing facilities for the Semiconductor segment in Gresham, Oregon. The Company also owns the land and buildings housing sales and engineering offices in Fort Collins and Colorado Springs, Colorado, and owns the logistics center in Tsuen Wan, Hong Kong.
      In the Storage Systems segment, the Company owns the manufacturing and executive offices site in Wichita, Kansas, which includes approximately 330,000 square feet of space, and leases a facility in Boulder, Colorado, which consists of approximately 50,000 square feet.
      The Company also maintains leased executive offices, design centers and sales offices in Norcross, Georgia, Bracknell, United Kingdom and Tokyo, Japan. In addition, the Company maintains leased sales and engineering offices, regional office space for its field sales, marketing and design center offices for both its

Semiconductor segment and its Storage Systems segment at various other locations in North America, Europe, Japan, China, India, Canada and Russia. Leased facilities described in this section are subject to operating leases that expire in 2005 through 2014. (See Note 12 of the Notes.)
      We believe that our existing facilities and equipment are well maintained, in good operating condition, suitable for our operations and are adequate to meet our current requirements.

Item 3.	Legal Proceedings
      This information is included in Note 12 (“Commitments and Contingencies”) of the Notes, which information is incorporated herein by reference from Item 8 of Part II hereof.

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable.
Executive Officers of the Company
      The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows. Their ages are as of December 31, 2004.

Name	Age	Position

Wilfred J. Corrigan	66	Chairman and Chief Executive Officer
John D’Errico	61	Executive Vice President, Storage and Communications Components
Donald Esses	53	Executive Vice President, Worldwide Operations
Thomas Georgens	45	Executive Vice President, Storage Systems (and Chief Executive Officer, Engenio Information Technologies, Inc.)
Jon R. Gibson	57	Vice President, Human Resources
Christopher L. Hamlin	61	Senior Vice President, Chief Technology Officer
Bryon Look	50	Executive Vice President and Chief Financial Officer
W. Richard Marz	61	Executive Vice President, Worldwide Strategic Marketing
Umesh Padval	47	Executive Vice President, Consumer Products
David G. Pursel	59	Vice President, General Counsel and Corporate Secretary
Frank A. Tornaghi	50	Executive Vice President, Worldwide Sales
Joseph M. Zelayeta	58	Executive Vice President, ASIC Technology & Methodology
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
      Thomas Georgens has served as Chief Executive Office of Engenio Information Technologies, Inc. since February of 2004 and Executive Vice President of LSI Logic Storage Systems since November 2000. From August 1998, upon the acquisition of Symbios, Inc., by the Company, to November 2000, Mr. Georgens served as the Company’s Senior Vice President and General Manager, Storage Systems.
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
      Umesh Padval was named Executive Vice President, Consumer Products in August 2004. He served as Senior Vice President and General Manager for LSI Logic’s Broadband Entertainment Division, a position he held since June 2001, when LSI Logic acquired C-Cube Microsystems Inc., a Delaware corporation. Mr. Padval served as the Chief Executive Officer of C-Cube from May 2000 until June 2001, and President of C-Cube’s semiconductor division from 1998 to 2000. Prior to joining C-Cube, Mr. Padval was Senior Vice President and General Manager of the Consumer Digital Entertainment and Computing Products Divisions at VLSI Technology, Inc.
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
      There are no family relationships among any executive officers and directors.

Corporate Governance
      The Board of Directors (the “Board”) is the ultimate decision-making body of the Company except with respect to those matters reserved for decision by the stockholders. The Board is responsible for selection of the executive management team, providing oversight responsibility and direction to management, and evaluating the performance of this team on behalf of the stockholders. Responsibility for day-to-day management of operations is delegated to the executive management team. The Board has adopted Corporate Governance Guidelines to assist it in the exercise of its responsibilities. These Guidelines are available on the Company’s website at www.lsilogic.com.
      The Company has adopted a Code of Ethics for principal executive and senior financial officers. A copy of this Code of Ethics is available on the Company’s website at www.lsilogic.com.
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
      The Audit Committee reviews the Company’s accounting policies and practices, internal controls, financial reporting practices, contingent risks and risk management strategies and plans. The Audit Committee selects and retains the Company’s independent accountants to serve the following year to examine the Company’s accounts, reviews the independence of the independent accountants as a factor in making these determinations and pre-approves all audit and non-audit services performed by the independent accountants. The Audit Committee regularly meets alone with the Company’s management, independent accountants and the director of the Company’s Internal Audit Department, and grants them unfettered access to the Audit Committee at any time. All members of the Audit Committee are financially literate, as such qualification is interpreted by the Company’s Board in its business judgment. In addition, three members of the Committee are financial experts.
      At least annually, the Compensation Committee reviews the compensation plans for the Company’s executive officers and directors and amends or recommends that the Board amend these plans if the Committee deems it appropriate. The Compensation Committee evaluates and reviews, at least annually, the performance of the Chief Executive Officer and other executive officers in light of the goals of these plans. Based upon such an evaluation, the Compensation Committee establishes the Company’s overall executive compensation strategy, and, in particular, determines the compensation structure for the Chief Executive Officer and other executive officers of the Company. The Committee approves any incentive, bonus or similar plans of the Company based upon the recommendations submitted by the Chief Executive Officer and the Vice President of Human Resources. The Committee reviews and approves the Company’s stock option and other stock incentive award programs and reviews, as needed (with an independent consultant), executive compensation matters and significant issues that relate to executive compensation.
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
      Our stock trades on the New York Stock Exchange (“NYSE”) under the symbol “LSI.” The Company’s Chief Executive Officer has certified to the NYSE that he is unaware of any violation by the Company of the NYSE’s corporate governance listing standards. The high and low closing sales prices for the stock for each full quarterly period within the two most recent fiscal years as reported on the NYSE are:

	2004	2003
	High — Low	High — Low

First Quarter	$11.45 — 8.64	$6.32 — 3.97
Second Quarter	$9.91 — 7.15	$7.74 — 4.44
Third Quarter	$6.80 — 4.03	$11.96 — 7.08
Fourth Quarter	$5.81 — 4.27	$10.14 — 8.30

Year	$11.45 — 4.03	$11.96 — 3.97

      At March 11, 2005, there were 3,642 owners of record of our common stock.
      We have never paid cash dividends on our common stock. It is presently our policy to reinvest our earnings, and we do not anticipate paying any cash dividends to stockholders in the foreseeable future.
Equity Compensation Plan Information
As of December 31, 2004

(c)
Number of
	(a)	(b)	Securities
	Number of	Weighted-	Remaining Available
	Securities to be	Average Exercise	for Future Issuance
	Issued upon	Price of	under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding
	Options, Warrants	Warrants and	Securities Reflected
Plan Category	and Rights	Rights	in Column(a))

Equity compensation plans approved by security holders(1)	30,240,882	$17.06	56,391,762
Equity compensation plans not approved by security holders(2)	37,492,191	$12.56	19,362,028

Total	67,733,073	$14.57	75,753,790

(1)	Equity compensation plans approved by security holders are the following:

(i) The Employee Stock Purchase Plan, amended and restated (“US ESPP”), under which rights are granted to LSI Logic employees in the United States to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of a 12-month offering period or the end of each six-month purchase period within such an offering period. There are 14,796,431 shares remaining available for future issuance under this plan. The US ESPP includes an annual replenishment calculated at 1.15% of the Company’s common stock issued and outstanding at the fiscal year end less the number of shares available for future grants under the US ESPP. No shares have been added to the US ESPP from the annual replenishment since January 2001.

(ii) The 2003 Equity Incentive Plan was approved by stockholders in May 2003. Under this plan, the Company may grant stock options or restricted stock to employees, officers and consultants. There are 10,172,141 shares remaining available for future issuance under this plan, including 595,334 shares reserved for restricted stock awards that have been granted, but will not be issued until the awards have vested. Stock options will have an exercise price that is no less than the fair market value of the stock on the date of grant. The term of each option or restricted stock award is determined by the Board of Directors and for options grants on or after February 12, 2004, will generally be seven years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant. Restricted stock awards may be granted with the vesting requirements determined by the Board of Directors.

(iii) Under the 1991 Equity Incentive Plan the Company may grant stock options to employees, officers and consultants, with an exercise price that is no less than the fair market value of the stock on the date of grant. The term of each option is determined by the Board of Directors and has generally been ten years. For options granted on or after February 12, 2004, the term of the options will generally be seven years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant. With respect to shares previously approved by stockholders, no incentive stock options may be granted under this plan after March 2001.

(iv) Under the 1995 Director Option Plan new directors receive an initial grant of 30,000 options to purchase shares of common stock and directors receive subsequent automatic grants of 30,000 options to purchase shares of common stock each year thereafter. The initial grants vest in annual increments of 25% per year, commencing one year from the date of grant. Subsequent option grants become exercisable in full six months after the grant date. The term of each option is ten years. The exercise price of the options granted is equal to the fair market value of the stock on the date of grant.

(2)	Equity compensation plans not previously approved by security holders are the following:

(i) An aggregate of 6,527,893 options with a weighted-average exercise price of $12.44 per share are outstanding that were assumed in acquisitions. No further options may be granted under these assumed plans.

(ii) A total of 316,042 shares of common stock were reserved under the 2001 Supplemental Stock Issuance Plan, of which 14,830 shares remain available for future issuance. Shares of common stock may be issued under this plan pursuant to share right awards, which entitle the recipients to receive those shares upon the satisfaction of the following service requirements: 20% of the shares subject to an award will be issued upon completion of three months of continuous service measured from the award date, an additional 30% of the shares will be issued upon completion of 12 months of continuous service measured from the award date and the remaining 50% of the shares will be issued upon completion of 24 months of continuous service measured from the award date.

(iii) Under the 1999 Nonstatutory Stock Option Plan the Company may grant stock options to its employees, excluding officers, with an exercise price that is no less than the fair market value of the stock on the date of grant. The term of each option is determined by the Board of Directors and has generally been ten years. For options granted on or after February 12, 2004, the term of the options will be seven years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant.

(iv) Under the International Employee Stock Purchase Plan rights are granted to LSI Logic employees (excluding executive officers) outside of the United States to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of a 12-month offering period or the end of each six-month purchase period within such an offering period. There are 1,565,180 shares remaining available for future issuance under this plan.
      On July 28, 2000, the Company’s Board of Directors authorized a stock repurchase program in which up to 5 million shares of the Company’s common stock may be repurchased in the open market from time to time. There is no expiration date for the plan. No shares were repurchased under this plan during 2004. There are 3.5 million shares available for repurchase under this plan as of December 31, 2004.

Item 6.	Selected Financial Data
Five-Year Consolidated Summary

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share amounts)
Revenues	$1,700,164	$1,693,070	$1,816,938	$1,784,923	$2,737,667
Cost of revenues	964,556	1,015,865	1,122,696	1,160,432	1,557,232
Additional excess inventory and related charges	—	—	45,526	210,564	11,100

Total cost of revenues	964,556	1,015,865	1,168,222	1,370,996	1,568,332

Gross profit	735,608	677,205	648,716	413,927	1,169,335
Research and development	421,516	432,695	457,351	503,108	378,936
Selling, general and administrative	243,498	234,156	230,202	307,310	306,962
Acquired in-process research and development	—	—	2,920	96,600	77,438
Restructuring of operations and other items, net	423,444	180,597	67,136	219,639	2,781
Amortization of non-cash deferred stock compensation	8,449	26,021	77,303	104,627	41,113
Amortization of intangibles	75,050	76,352	78,617	188,251	72,648

(Loss)/ income from operations	(436,349)	(272,616)	(264,813)	(1,005,608)	289,457
Interest expense	(25,320)	(30,703)	(51,977)	(44,578)	(41,573)
Interest income and other, net	17,066	18,933	26,386	14,529	51,766
Gain on sale of equity securities	5,104	—	—	5,302	80,100

(Loss)/ income before income taxes and minority interest	(439,499)	(284,386)	(290,404)	(1,030,355)	379,750
Provision for/ (benefit from) income taxes	24,000	24,000	1,750	(39,198)	142,959

(Loss)/ income before minority interest	(463,499)	(308,386)	(292,154)	(991,157)	236,791
Minority interest in net income of subsidiary	32	161	286	798	191

Net (loss)/ income	$(463,531)	$(308,547)	$(292,440)	$(991,955)	$236,600

Basic net (loss)/ income per share	$(1.21)	$(0.82)	$(0.79)	$(2.84)	$0.76

Diluted net (loss)/ income per share	$(1.21)	$(0.82)	$(0.79)	$(2.84)	$0.70

Year-end status:
Total assets	$2,874,001	$3,447,901	$4,012,736	$4,525,077	$4,092,762
Long-term obligations	$859,545	$1,007,079	$1,315,557	$1,547,197	$970,761
Stockholders’ equity	$1,618,046	$2,042,450	$2,300,355	$2,479,885	$2,498,137
      The Company’s fiscal years ended on December 31 for each of the years presented above. During 2004, the Company recorded $423 million in charges for restructuring of operations and other items, net. (See Note 3 of the Notes.)
      During 2003, the Company recorded $181 million in charges for restructuring of operations and other items, net. (See Note 3 of the Notes.) On January 1, 2003, the Company adopted SFAS No. 146,

“Accounting for Exit or Disposal Activities.” SFAS No. 146 has been applied to restructuring activities initiated after December 31, 2002 and changes the timing of when restructuring charges are recorded to the date when the liabilities are incurred.
      During 2002, the Company recorded $46 million in additional excess inventory and related charges and $67 million in charges for restructuring of operations and other items, net. (See Notes 3 and 6 of the Notes.) The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002, as a result of which goodwill is no longer amortized.
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
OVERVIEW
      We design, develop, manufacture and market complex, high-performance integrated circuits and storage systems. We operate in two segments — the Semiconductor segment and the Storage Systems segment. Within the Semiconductor segment, we offer three enabling system-on-a-chip technologies — standard-cell ASICs, Platform ASICs and application specific standard products that are focused on the consumer, communication and storage component markets. Within the Storage Systems segment we focus on high-performance modular disk storage systems, sub-assemblies and storage management software. Our products are marketed primarily to original equipment manufacturers (“OEMs”) that sell products targeted for applications in these markets.
      Our business is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. Our financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor and storage systems industries, the timely implementation of new technologies and the ability to safeguard inventions and other intellectual property in a rapidly evolving market. In addition, the semiconductor and storage systems markets have historically been cyclical and subject to significant economic downturns at various times.
      We reported revenues of $1,700.2 million in 2004, a slight increase over $1,693.1 million in 2003. We reported a net loss for the year ended December 31, 2004 of $463.5 million or $1.21 loss per diluted share, largely as a result of $423 million in charges for restructuring of operations and other items, net recorded in the second half of the year. The charges were the result of our initiation of a comprehensive restructuring program, which included asset impairments, primarily related to our Gresham manufacturing facility, a global reduction in workforce and the consolidation of certain non-manufacturing leased facilities. The restructuring activities were triggered by the decline in revenues in the semiconductor industry and a corresponding decline in our outlook as of the latter part of the third quarter of 2004. For a complete discussion of our restructuring actions, see the “Restructuring of operations and other items, net” section later in this MD&A.
      We continued the build-out of the RapidChip® Platform ASIC infrastructure during 2004. Our customer base for RapidChip technology encompasses a range from small start-up companies to major system OEMs throughout all of our geographic markets. Markets for our RapidChip Platform ASIC solutions include communications, storage, consumer, industrial and others. Design wins and product shipments for RapidChip platform products increased during 2004 as compared to 2003.
      We generated $91 million and $190 million in cash from operations during 2004 and 2003, respectively. We reduced our long-term debt to $782 million as of December 31, 2004, through open-market purchases in 2004 of approximately $69 million of our 2001 Convertible Subordinated Notes due in 2006.
      Through the restructuring actions taken during 2004, we continued to improve our cost structure and align our resources to higher value opportunities. We have adopted a balanced manufacturing strategy in the Semiconductor segment, supplementing the capabilities of our Gresham manufacturing facility with strategic foundry engagements with partners in Taiwan, Japan, China and Malaysia. We expect revenue growth in 2005 to be driven by our strong technology and market share in products such as semiconductors used in DVD recorder products, Ultra320 SCSI controllers, SAS (Serial Attached SCSI), FibreChannel, RAID adapters, our RapidChip Platform ASICs, and modular-scalable storage systems.
      Separation of our Storage Systems business. On November 13, 2003, we announced our intention to separate our storage systems operations — Engenio Information Technologies, Inc. (“Engenio” or “Storage Systems segment”) and create an independent storage systems company. A more comprehensive discussion of the separation and related agreements is set forth in Note 13 of the Notes. On February 19, 2004, Engenio filed a registration statement on Form S-1 with the Securities and Exchange Commission for the initial public offering of its common stock. On July 29, 2004, LSI announced jointly with Engenio the postponement of the initial public offering of its common stock due to then current market conditions.
      Significant acquisitions and other major transactions. We are continually exploring strategic acquisitions that build upon our existing library of intellectual property, human capital, including engineering talent, and seeking to increase our leadership position in the markets in which we operate. All of our acquisitions in 2004 and 2002 were accounted for as purchases and accordingly, the estimated fair value of assets acquired and liabilities assumed and the results of operations were included in our Consolidated Financial Statements as of the effective date of each acquisition. The transactions are summarized below. There were no significant differences between our accounting policies and those of the companies acquired. (See Note 2 of the Notes.)

2004
      We acquired Velio Communications, Inc. (“Velio”) during the first quarter of 2004 and Accerant Inc. (“Accerant”) during the second quarter of 2004. The transactions are summarized in the table below (in millions):

Fair Value of
Entity Name;				Tangible Net
Segment Included in;		Total		Assets/			Deferred
Description of Acquired	Acquisition	Purchase	Type of	(Liabilities)		Amortizable	Stock
Business	Date	Price	Consideration	Acquired	Goodwill	Intangible Assets	Compensation

Velio Communications, Inc.;	April 2, 2004	$20.8	$19.8 cash; and	$1.5	—	$18.3	$1.0
Semiconductor segment;			0.1 million
High-speed interconnect and			restricted common
switch fabric application			shares
specific standard products
Accerant, Inc.;	May 11, 2004	$15.9	$14.1 cash; and	$—	$8.0	$6.1	$1.8
Semiconductor segment;			0.2 million
Consumer product			restricted common
applications			shares
2003
      There were no material acquisitions in 2003.
2002
      On August 29, 2002, we finalized an Asset Purchase Agreement with International Business Machines Corporation (“IBM”). Under the agreement, we acquired certain tangible and intangible assets associated with IBM’s Mylex business unit. This acquisition has enhanced product offerings in the expanding entry-level storage systems space within the Storage Systems segment and the PCI-RAID offering in the Semiconductor segment. The details of the acquisitions in 2002 are summarized below (in millions):

Entity Name or Type of				Fair Value
Technology;				of Tangible
Segment Included in;		Total		Net Assets/		Amortizable	In-Process
Description of Acquired		Purchase	Type of	(Liabilities)		Intangible	Research and	Deferred Stock
Business	Acquisition Date	price	Consideration	Acquired	Goodwill	Assets	Development	Compensation

Mylex Business Unit of	August 2002	$50.5	Cash	$14.1	$20.5	$14.0	$1.9	$—
IBM;
Entry-level storage
systems in the Storage
Systems and PCI-RAID
products in the
Semiconductor segment
Digital video product	November 2002	$6.7	Cash	$(0.2)	$2.9	$1.8	$1.0	$1.2
technologies;
Semiconductor segment
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

      Where more than one significant factor contributed to changes in results from year to year, we have quantified such factors throughout the Management’s Discussion & Analysis (“MD&A”) where practicable and useful to the discussion.
RESULTS OF OPERATIONS

Revenues:

	Year Ended December 31,

	2004	2003	2002

	(In millions)
Semiconductor segment	$1,248.6	$1,269.7	$1,481.4
Storage Systems segment	451.6	423.4	335.5

Consolidated	$1,700.2	$1,693.1	$1,816.9

      There were no significant inter-segment revenues during the periods presented.
2004 compared to 2003
      Total consolidated revenues for 2004 increased $7.1 million or less than one percent as compared to 2003.
      Revenues for the Semiconductor segment decreased $21.1 million or 2% in 2004 as compared to 2003. The decrease in revenues in the Semiconductor segment is primarily attributable to a decrease in average selling prices and demand for semiconductors used in video game products, and a decrease in demand for semiconductors used in office automation products and enterprise switch products. These decreases were offset in part by the following:

•	Increases in demand for semiconductors used in storage product applications such as our Ultra320 SCSI and Ultra320 RAID products, as well as ASICs used in hard disk drives and host adapter boards. The Ultra320 product line was introduced in the latter part of 2003.

•	Increases in demand for semiconductors used in consumer product applications such as DVD-recorders. We introduced our DVD-recorder semiconductor product in the latter part of 2003 and early 2004.

•	Increases in demand for semiconductors used in communication product applications such as wireless solutions.
      Revenues for the Storage Systems segment increased $28.2 million or 7% in 2004 from 2003. The increase in revenues in the Storage Systems segment was primarily attributable to increased demand from IBM, StorageTek and the Teradata division of NCR for our entry-level controller products that were introduced in late April 2003 and increased demand for our other controller and disk enclosure related products. In addition to our introduction of the new entry-level controller product, we believe that the increased demand from our largest customers was driven by the trend toward purchasing modular storage systems, our increased focus on sales of our products to our channel customers, the economic rebound that began in the middle of 2003, increased spending on information technology by organizations and increased outsourcing by OEMs.
      We expect total consolidated revenues in the first quarter of 2005 to be within a range of $420 million to $435 million.
2003 compared to 2002
      Total consolidated revenues for 2003 decreased $123.8 million or 7% as compared to 2002. Revenues for the Semiconductor segment decreased $211.7 million or 14% in 2003 as compared to the previous year. The decline in revenues was primarily attributable to lower demand for our semiconductors sold into certain product applications such as set-top box, DVD playback, video games and applications for the wide-area-network (WAN) market. The above-noted declines in revenues were partially offset by growth in revenues from semiconductors used in product applications such as DVD recorders, Ultra320 SCSI and ASICs supplied to the disk-drive industry.
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
      Significant Customers. The following table summarizes the number of our significant customers, each of whom accounted for 10% or more of our revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment:

	Year Ended December 31,

	2004	2003	2002

Semiconductor segment:
Number of significant customers	—	1	1
Percentage of segment revenues	—	18%	22%
Storage Systems segment:
Number of significant customers	3	3	3
Percentage of segment revenues	54%, 14%, 12%	52%, 14%, 11%	36%, 20%, 15%
Consolidated:
Number of significant customers	1	2	1
Percentage of consolidated revenues	16%	15%, 13%	18%
      Revenues by geography. The following table summarizes our revenues by geography:

	Year Ended December 31,

	2004	2003	2002

	(In millions)
Revenues:
North America	$852.5	$863.6	$905.3
Asia, including Japan	655.1	677.3	748.9
Europe	192.6	152.2	162.7

Total	$1,700.2	$1,693.1	$1,816.9

      Revenues by geography are accumulated based on the revenues generated by our subsidiaries located within the three geographic areas noted in the above table. In 2004, Engenio formed new subsidiaries within Europe. These subsidiaries recorded approximately $48 million in revenues. In prior years, all revenues generated by Engenio in Europe were reported in North America.
      In 2004, revenues decreased in North America and Asia, including Japan, while increasing in Europe as compared to 2003. The decrease in revenues in North America is primarily attributable to a decrease in revenues for modular storage products associated with Engenio as a result of the allocation of revenue to the newly formed subsidiaries in Europe, as discussed above, a decrease in demand for semiconductors used in storage and consumer product applications, such as cable and set-top-box solutions. The decrease in North America was offset in part by an increase in demand for semiconductors used in communication product applications such as routers, switches and wireless solutions. The decrease in revenues in Asia, including

Japan, is primarily due to decreased demand for semiconductors used in consumer product applications, such as video game products, and semiconductors used in communication product applications, such as office automation products and switches. The decrease in Asia, including Japan, was offset in part by an increase in demand for semiconductors used in consumer product applications, such as DVD-recorders, and semiconductors used in storage product applications, such as hard disk drives and our Ultra320 product line. The increase in Europe is a result of the allocation of revenue to the newly formed subsidiaries in Europe for Engenio as previously discussed, offset in part by decreased demand across all semiconductor product applications.
      In 2003, revenues declined in all geographic regions as compared to 2002. The decline in revenues in North America for 2003 was mainly due to the continued economic downturn in the United States. The decline in revenues in Asia, including Japan, in 2003 compared to 2002 is primarily attributable to lower demand for our semiconductors used in certain consumer product applications such as DVD playback and video games. The decline in revenues for Asia, including Japan, was partially offset by growth in revenues from semiconductors used in consumer product applications such as DVD recorders and semiconductors used in storage product applications such as Ultra320 SCSI and ASICs supplied to the disk-drive industry.
      Operating costs and expenses. Key elements of the consolidated statements of operations for the respective segments are as follows:
Gross profit margin:

	Year Ended December 31,

	2004	2003	2002

	(In millions)
Semiconductor segment	$573.8	$518.2	$523.4
Percentage of segment revenues	46%	41%	35%
Storage Systems segment	$161.8	$159.0	$125.3
Percentage of segment revenues	36%	38%	37%

Consolidated	$735.6	$677.2	$648.7

Percentage of revenues	43%	40%	36%
2004 compared to 2003
      The consolidated gross profit margin as a percentage of revenues increased to 43% in 2004 from 40% in 2003. The following factors contributed to the improvement in gross profit margins in 2004 as compared to 2003:

•	A favorable shift in the overall mix to products with higher margins, including the introduction of new products such as semiconductors used in consumer product applications such as DVD-recorders, and semiconductors used in storage product applications such as our Ultra320 product line and ASICs used in hard disk drives for the year ended December 31, 2004, as compared to the same period of 2003. The improvement was offset in part by higher sales of storage systems by Engenio, which typically have lower gross profit margins, and lower average selling prices for semiconductors used in video game products;

•	Lower manufacturing variances for the Gresham manufacturing facility associated with yield improvements and better factory utilization;

•	A reduction in cost of revenues as a result of the sale of our Japan manufacturing facility in the fourth quarter of 2003;

•	Lower period costs in 2004 as compared to 2003, as a result of the implementation of our 130 nanometer manufacturing process technology during 2003; and

•	A reduction in compensation-related costs and equipment-related depreciation and rent expense primarily as a result of the restructuring and lease refinancing initiatives during 2004.

      Sales of previously reserved inventories were not significant compared to such inventory sales in 2003.
      The gross profit margin, as a percentage of revenues for the Semiconductor segment, increased to 46% in 2004 from 41% in 2003. The following factors contributed to the improvement in the Semiconductor segment’s gross profit margins in 2004 as compared to the prior year:

•	A favorable shift in the overall mix of products sold to products with higher margins, including the introduction of new products such as semiconductors used in consumer product applications such as DVD-recorders and semiconductors used in storage product applications such as our Ultra320 product line and ASICs used in hard disk drives, offset in part by lower average selling prices for semiconductors used in video game products for the year ended December 31, 2004, as compared to the same period of 2003;

•	Lower manufacturing variances for the Gresham manufacturing facility associated with yield improvements and better factory utilization;

•	A reduction in cost of revenues as a result of the sale of our Japan manufacturing facility in the fourth quarter of 2003;

•	Lower period costs in 2004 as compared to 2003, as a result of the implementation of our 130 nanometer manufacturing process technology during 2003; and

•	A reduction in compensation-related costs and equipment-related depreciation and rent expense primarily as a result of the restructuring actions and lease refinancing initiatives during 2004.
      Sales of previously reserved inventories were not significant compared to such inventory sales in 2003.
      The gross profit margin as a percentage of revenues for the Storage Systems segment decreased to 36% in 2004 from 38% in 2003 primarily as a result of an unfavorable shift in the mix of products sold. In 2004, we continued to see an increase, as a percentage of total Storage Systems revenues, in the sale of entry-level controller and related drive products, which have lower gross profit margins than other products offered within the Storage Systems segment.
2003 compared to 2002
      In September 2003, we entered into a definitive agreement to sell the Tsukuba, Japan facility to Rohm, a Japanese company. The sale closed during November 2003 for 2.82 billion Yen (approximately $25.8 million). See Note 3 of the Notes. With these actions, we completed the consolidation of our internal manufacturing into our Gresham, Oregon campus, supplemented by strategic foundry relationships from which we acquire wafers. Utilizing a diversity of manufacturing sources allows us to better manage our manufacturing needs, including investment in and access to world-class process technology.
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
      The gross profit margin as a percentage of revenues for the Semiconductor segment increased to 41% from 35%. The gross profit margin improved in 2003 as compared to 2002, even though Semiconductor segment revenues were lower in 2003 as compared to 2002. The following factors were primarily attributable to the improvement in the Semiconductor segment’s gross profit margins in 2003 as compared to 2002:

•	Lower charges for obsolete and unmarketable inventories in 2003 as compared to 2002;

•	Lower manufacturing variances associated primarily with yield improvements in 2003 related to our 0.18–micron technology;

•	Lower compensation-related costs for manufacturing;

•	A favorable change in product mix during 2003; and

•	Higher sales of previously reserved inventory. In 2003, sales of previously reserved inventory improved gross profit margins by less than one percentage point as compared to sales of previously reserved inventory in 2002.
      The gross profit margin as a percentage of revenues for the Storage Systems segment increased to 38% in 2003 from 37% in 2002. The slight increase in gross profit margin as a percentage of revenues was primarily a function of the mix of products sold. Offsetting this increase were higher compensation-related costs for manufacturing, due to headcount increases, and higher freight costs incurred during 2003.

Research and development:

	Year Ended December 31,

	2004	2003	2002

	(In millions)
Semiconductor segment	$362.5	$386.9	$421.3
Percentage of segment revenues	29%	30%	28%
Storage Systems segment	$59.0	$45.8	$36.1
Percentage of segment revenues	13%	11%	11%

Consolidated	$421.5	$432.7	$457.4

Percentage of revenues	25%	26%	25%
2004 compared to 2003
      Research and development (“R&D”) expenses, on a consolidated basis, decreased $11.2 million or 3% during 2004 as compared to 2003.
      R&D expenses for the Semiconductor segment decreased $24.4 million or 6% in 2004 as compared to 2003. The decrease is primarily a result of benefits from the cost-cutting measures implemented as part of the restructuring actions in 2003 and 2004 (see Note 3 of the Notes) including lower compensation-related costs and benefits from the consolidation of our non-manufacturing facilities. In addition, we had lower equipment-related costs as a result of entering into two equipment operating leases to replace two existing operating leases for the same equipment in the third quarter of 2004, the buyout and write-down of the purchased equipment from the new operating leases in the fourth quarter of 2004, and certain assets becoming fully depreciated during 2004.
      We develop advanced sub-micron product technologies. We continued the build-out of the RapidChip Platform ASIC infrastructure in 2004. Products utilizing RapidChip technology combine the high-density, high-performance and proven intellectual property benefits of cell-based ASICs with the advantages of lower development costs and faster time to market. We expect products utilizing RapidChip technology to have performance comparable to cell-based ASICs at a cost significantly lower than Field Programmable Gate

Arrays (“FPGAs”). Markets for our RapidChip Platform ASIC solutions include communications, storage, consumer, industrial and others. Our customer base for RapidChip technology encompasses a range from small start-up companies to major system OEMs throughout all of our geographic markets. Design wins and product shipments for RapidChip platform products increased during 2004 as compared to 2003.
      R&D expenses for the Storage Systems segment consist primarily of employee salaries and materials used in product development, as well as deprecation of capital equipment and facilities. In addition to the significant resources required to support hardware technology transitions, we devote significant resources to developing and enhancing software features and functionality to remain competitive. R&D expenses for the Storage Systems segment increased by $13.2 million or 29% in 2004 as compared to 2003. This is primarily a result of increased compensation costs due to higher headcount, higher expenses for outside service providers related to development programs and higher depreciation expense related to assets purchased for product development.
2003 compared to 2002
      R&D expenses, on a consolidated basis, decreased $24.7 million or 5% during 2003 as compared to 2002.
      R&D expenses for the Semiconductor segment decreased $34.4 million or 8% in 2003 as compared to 2002. The decrease in R&D expenses for the Semiconductor segment is primarily due to benefits from the cost-cutting measures implemented as part of the restructuring actions of 2001 to 2003 (see Note 3 of the Notes). The decrease was offset in part because the technology transfer agreement entered into with Silterra during 1999 ended in 2002, which included a benefit of $8 million for 2002. We continued the build-out of the current generation RapidChip platform infrastructure in 2003. We shipped our first RapidChip platform products in the fourth quarter of 2003. R&D expenses for the Semiconductor segment increased to 30% of revenues in 2003 from 28% in 2002.
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

Selling, general and administrative:

	Year Ended December 31,

	2004	2003	2002

	(In millions)
Semiconductor segment	$168.7	$171.8	$181.2
Percentage of segment revenues	14%	14%	12%
Storage Systems segment	$74.8	$62.4	$49.0
Percentage of segment revenues	17%	15%	15%

Consolidated	$243.5	$234.2	$230.2

Percentage of revenues	14%	14%	13%
2004 compared to 2003
      Consolidated selling, general and administrative (“SG&A”) expenses increased $9.3 million or 4% during 2004 as compared to 2003.
      SG&A expenses for the Semiconductor segment decreased $3.1 million or 2% in 2004 as compared to 2003. The decrease is primarily a result of benefits from the cost-cutting measures implemented as part of the restructuring actions in 2003 and 2004 (see Note 3 of the Notes) including lower compensation related costs, benefits from the consolidation of our non-manufacturing facilities and other cost savings.

      SG&A expenses for the Storage Systems segment increased $12.4 million or 20% in 2004 as compared to 2003. On July 29, 2004, we announced jointly with Engenio the postponement of the initial public offering of its common stock due to then current market conditions. The increase in SG&A expenses in the Storage Systems segment is primarily due to higher compensation-related costs mainly as a result of employees hired in anticipation of the proposed initial public offering; higher legal, accounting and other professional fees in preparation for the proposed initial public offering; and $3.5 million of expenses associated with the proposed initial public offering, which includes fees for professional services that were directly and solely related to the initial public offering.
2003 compared to 2002
      Consolidated SG&A expenses increased $4.0 million or 2% during 2003 as compared to 2002.
      SG&A expenses for the Semiconductor segment decreased $9.4 million or 5% in 2003 as compared to 2002. The decrease for the Semiconductor segment was primarily attributable to the various cost reduction measures implemented from 2001 to 2003 (see Note 3 of the Notes) offset in part by a slight increase in compensation-related costs. For the Semiconductor segment, SG&A expenses as a percentage of revenues increased to 14% in 2003 from 12% in 2002. This is primarily a function of lower semiconductor segment revenues, offset in part by lower SG&A expenses.
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

Acquired in-process research and development:
      There were no acquired in-process research and development (“IPR&D”) expenses in 2004 and 2003. We recorded a charge of $2.9 million for the year ended December 31, 2002 associated with IPR&D primarily in connection with an acquisition as summarized in the table below:

	Acquisition			Revenue Projections
Company	Date	IPR&D	Discount Rate	Extend Through

	(Dollar amounts in millions)
Mylex unit of IBM	August 2002	$1.9	25%	2006
      Mylex unit of IBM. On August 29, 2002, we finalized an Asset Purchase Agreement with IBM. Under the agreement, we acquired certain tangible and intangible assets associated with IBM’s Mylex business unit. The acquisition has enhanced product offerings in the expanding entry-level storage systems space within the Storage Systems segment and the PCI-RAID offering in the Semiconductor segment. As of the acquisition date, there were several projects in process. Development of storage systems hardware technology started in 2000, while development of firmware and subsystems components technology started in 2002. As of August 29, 2002, we estimated that the projects were from 10% to 50% complete. As of the acquisition date, the cost to complete these projects was estimated at $4.6 million in 2002 and $2.6 million in 2003. As of December 31, 2003, the projects were completed. For additional information regarding the methodology used in determining IPR&D, see Note 2 of the Notes.

Restructuring of operations and other items, net:

2004
      We recorded net charges of $423.4 million in restructuring of operations and other items for the year ended December 31, 2004, consisting of $433.5 million in charges for restructuring of operations and impairment of long-lived assets and a gain of $10.1 million for other items. Of these charges, $420.2 million was recorded in the Semiconductor segment and $3.2 million was included in the Storage Systems segment. In 2005, we expect to realize savings of approximately $80 million as a result of these restructuring actions.

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
      An expense of $0.4 million was recorded to reflect the change in time value of accruals for facility lease termination costs, net of adjustments for changes in sublease assumptions for certain previously accrued facility lease termination costs. Previously accrued contract termination fees of $0.4 million were reversed as the result of favorable than expected negotiations to terminate those contracts.

Third quarter of 2004:
      As a result of the decline in revenues in the semiconductor industry and a corresponding decline in our outlook as of the latter part of the third quarter of 2004, we initiated a comprehensive restructuring program, which included asset impairments, a global reduction in workforce and the consolidation of certain facilities as described further below.
      We concluded in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” that the Gresham manufacturing facility assets were impaired. Accordingly, an asset write down of $205.5 million was recorded in the semiconductor segment during the third quarter of 2004. The fair values of impaired equipment and facilities were researched and estimated by management.
      We announced workforce reductions of approximately 560 positions worldwide across all job functions and recorded a charge of $14.6 million in the Semiconductor segment for severance and termination benefits.
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

Fourth quarter of 2004:
      In November 2004, we exercised our right to purchase all of the wafer fabrication equipment that had previously been under two operating lease and security agreements. The purchase amount was $332 million. Cash collateral of $311 million associated with the leases was returned to us. Termination fees under the lease agreements were not significant. The formerly leased equipment is part of the Gresham manufacturing facility, but was not impaired in the third quarter of 2004, because we did not own the equipment until November of 2004, as discussed above. Accordingly, in the fourth quarter of 2004, after purchasing the previously leased equipment, we recorded an additional impairment charge of $177.7 million in restructuring of operations and other items within the Semiconductor segment. The charge includes a write-down of $247.7 million to reflect the equipment at fair value, the reversal of a $56.0 million deferred gain previously recorded in non-current liabilities related to the sale-leaseback of equipment during 2003, lease termination fees and the write-off of capitalized lease fees and deferred rent. The fair values of the impaired equipment were researched and estimated by management.
      In the Semiconductor segment, we recorded a gain of $0.6 million on the sale of fixed assets that had previously been held for sale; an expense of $11.4 million for the write-down of the Colorado Springs fabrication facility to reflect a decline in fair market value; and an expense of $0.3 million for the write-down of leasehold improvements related to the facility operating leases discussed below and other fixed assets.
      During the third quarter of 2004, we reclassified a parcel of land in Japan with a book value of $1.4 million from a long-term asset to a current asset held for sale. The land was part of the total assets in the Semiconductor segment. The land was sold in the fourth quarter of 2004 and a gain of $0.2 million was recorded.
      As part of the restructuring program initiated in the third quarter, we decided to discontinue development of a product line in the Semiconductor segment that had been acquired in connection with the Datapath acquisition in 2000. As a result, we performed an analysis of the future net cash flows related to the affected product line and determined that certain acquired intangible assets were impaired. An impairment charge of $4.7 million for the write-down of the acquired intangible assets to fair market value was recorded in the Semiconductor segment.
      In the fourth quarter of 2004, we consolidated additional non-manufacturing facilities and recorded $1.9 million for costs associated with exiting certain operating leases for real estate as the facilities ceased being used. An expense of $0.5 million was recorded to reflect the change in time value of accruals for facility lease termination costs. Previously accrued lease termination fees of $0.3 million were reversed as the result of favorable negotiations to terminate those contracts.
      We recorded $2.5 million for additional severance and termination benefits in the Semiconductor segment related to the workforce reductions described in the third quarter of 2004 above, primarily in Europe and the United States due to changes in estimates.
      In our Storage Systems segment, during the fourth quarter, we initiated realignment of our product portfolio and overhead cost structures driven by the future operating and financial performance goals of the Storage Systems segment. In connection with this action we recorded a $1.5 million charge for severance and termination benefits for 70 employees across multiple activities and functions. In addition, we recorded a charge of $1.7 million for the write-off of previously capitalized software development costs. We cancelled the related project based upon our determination that this project would not achieve the desired future financial performance goals.
      The fair values of impaired equipment and facilities were researched and estimated by management. Given that current market conditions for the sale of older fabrication facilities and related equipment may fluctuate due to demand for used semiconductor equipment, there can be no assurance that we will realize the current net carrying value of the assets held for sale. We reassess the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary. Assets held for sale of $11 million and $30 million were included as a component of prepaid expenses and other current assets as of December 31, 2004 and 2003, respectively. Assets classified as held for sale are not depreciated. We are making appropriate efforts to sell assets held for sale within the next twelve months.

      The following table sets forth our restructuring reserves as of December 31, 2004, which are included in other accrued liabilities on the balance sheet:

	Balance at	Restructuring	Release of	Utilized	Balance at
	December 31,	Expense	Reserve	During	December 31,
	2003	2004	2004	2004	2004

	(In thousands)
Write-down of excess assets and decommissioning costs(a)	$2,661	$404,723	$(760)	$(405,417)	$1,207
Lease terminations and maintenance contracts(b)	21,021	11,388	(665)	(11,679)	20,065
Facility closure and other exit costs(c)	2,136	64	—	(1,657)	543
Payments to employees for severance(d)	874	18,812	(18)	(12,260)	7,408

Total	$26,692	$434,987	$(1,443)	$(431,013)	$29,223

(a)	The amounts utilized in 2004 reflect $411.6 million of non-cash write-downs of long-lived assets in the U.S. due to impairment and $0.8 million in cash payments to decommission and sell assets, offset by a $7.0 million realized gain on the sale of fixed assets previously held for sale. The write-downs of long-lived assets were accounted for as a reduction of the assets and did not result in a liability. The $1.2 million balance as of December 31, 2004, relates to machinery and equipment decommissioning costs in the U.S. and estimates of selling costs for assets held for sale that is expected to be utilized during 2005.

(b)	Amounts utilized represent cash payments. The balance remaining for primarily real estate lease terminations will be paid during the remaining terms of these contracts, which extend through 2011.

(c)	Amounts utilized represent cash payments. The balance remaining for facility closure and other exit costs is expected to be paid during 2005.

(d)	Amounts utilized represent cash severance payments to 495 employees during the year ended December 31, 2004. The balance remaining for severance benefits is expected to be paid by the end of 2005.

Other Items:
      During the second quarter of 2004, we reclassified a parcel of land in Colorado with a book value of $1.4 million from a long-term asset to a current asset held for sale. The land is part of total assets in the Semiconductor segment. We expect to sell the property within the next 12 months for an amount in excess of book value.
      During the third quarter of 2004, we entered into two new lease agreements for wafer fabrication equipment. The equipment was previously on lease immediately prior to the closing of the new lease agreements. The Company had capitalized and was amortizing fees related to the previous leases. Upon entering into the new lease agreements, $2.5 million in remaining unamortized fees for the previous leases were recorded as an expense in the statement of operations.
      During the third quarter of 2004, we discontinued hedge accounting treatment on the interest rate swap related to the equipment operating leases that were refinanced and recorded the $3.8 million balance in accumulated comprehensive income as a gain in the statement of operations (see Note 8 of the Notes).
      During the fourth quarter of 2004, we released $8.8 million in accruals that were established in years prior to 2004, because management determined that the accruals were no longer necessary.

2003
      We recorded net charges of $180.6 million in restructuring of operations and other items for the year ended December 31, 2003 consisting of $182.8 million in charges for restructuring of operations and a gain of $2.2 million for other items. Of these charges, $165.7 million was recorded in the Semiconductor segment and $14.9 million was included in the Storage Systems segment.

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
      In June 2003, we announced the decision to sell the Tsukuba, Japan manufacturing facility. During the second quarter, a charge of $72.9 million was recorded in the Semiconductor segment to write-down fixed assets to their fair market value. The fair value was reclassified from property, plant and equipment to other current assets to reflect the intention to dispose of the facility within the next twelve months. In addition, approximately $2.0 million in restructuring charges were recorded in the second quarter for severance and other exit costs. See further discussion in the third quarter below.
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
      In September 2003, we decided to discontinue development programs and to refocus sales and marketing efforts for certain product lines in the Semiconductor segment. As a result of an analysis of future net cash flows related to the affected product lines, it was determined that certain acquired intangible assets were impaired. An impairment charge of $21.0 million related to the write-down of the acquired intangible assets to fair market value was recorded in the third quarter of 2003. These intangible assets were originally acquired in connection with the acquisition of C-Cube Microsystems in the second quarter of 2001. In addition, $3.2 million in restructuring charges were recorded in the third quarter of 2003. These charges related to severance and termination benefits for 97 employees primarily involved in research and development and for certain contract termination costs and fixed asset write-downs due to impairment. The severance benefits were paid during the third quarter of 2003.

Fourth quarter of 2003:
      In the fourth quarter of 2003, we reversed approximately $2.2 million of previously accrued restructuring expenses. The reversal was primarily due to the combination of a favorable negotiation to terminate leases for real property and severance payments that were lower than expected due to the timing of the sale of the Japan manufacturing facility to Rohm. An expense of $1.6 million was recorded primarily to reflect the change in time value of accruals for facility lease termination costs and the write-down of fixed assets due to impairment. Certain other reclassifications were made between asset decommissioning costs and other facility closure costs to reflect changes in management estimates for the remaining costs for these activities.
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
      The following table sets forth our restructuring reserves as of December 31, 2003, which are included in other accrued liabilities on the balance sheet:

	Balance at	Restructuring	Release of	Utilized	Balance at
	December 31,	Expense	Reserve and	During	December 31,
	2002	2003	Reclassifications	2003	2003

	(In thousands)
Write-down of excess assets and decommissioning costs(a)	$6,008	$147,454	$(6,422)	$(144,379)	$2,661
Lease terminations and maintenance contracts(b)	6,757	23,444	(1,146)	(8,034)	21,021
Facility closure and other exit costs(c)	8,129	1,072	1,203	(8,268)	2,136
Payments to employees for severance(d)	1,391	18,095	(928)	(17,684)	874

Total	$22,285	$190,065	$(7,293)	$(178,365)	$26,692

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

December 31, 2003, relates to machinery and equipment decommissioning costs in the U.S and estimates of selling costs for assets held for sale.

(b)	Amounts utilized represent cash payments. The balance remaining for primarily real estate lease terminations and maintenance contracts will be paid during the remaining terms of these contracts, which extend through 2011.

(c)	Amounts utilized represent cash payments.

(d)	Amounts utilized represent cash severance payments to 777 employees during 2003. The $0.9 million balance as of December 31, 2003 was paid during 2004.

Other items:
      A gain of approximately $2.2 million was recorded in restructuring and other items, net during the second quarter of 2003 associated with additional sales of intellectual property associated with the CDMA handset product technology.

2002
      We recorded approximately $67.1 million in restructuring of operations and other items for the year ended December 31, 2002, consisting of $75.2 million for restructuring of operations, and a gain of $8.1 million for other items, including the gain on sale of CDMA handset product technology. Restructuring of operations and other items were primarily included in the Semiconductor segment; the restructuring expense included in the Storage Systems segment was not significant.

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
      During the fourth quarter of 2002, we reversed approximately $5 million of previously accrued restructuring expenses. As a result of our decision to terminate fewer employees than the original plan contemplated in Tsukuba, Japan, we reversed previously accrued restructuring expenses for termination benefits, including outplacement costs and certain contract termination fees of $7 million. This was offset by additional expense accruals of $2 million for costs related to the previously announced closure of the Colorado Springs fabrication facility. Certain other reclassifications were made between lease and contract terminations and facility closure and other exit costs to reflect changes in management estimates for the remaining costs for these activities.
      In September 2002, we recorded $13 million of additional fixed asset write-downs to reflect the decrease in the fair market value of the assets during the period.

      The following table sets forth our restructuring reserves as of December 31, 2002, which are included in other accrued liabilities on the balance sheet:

	Balance at	Restructuring	Release of	Utilized	Balance at
	December 31,	Expense	Reserve and	During	December 31,
	2001	2002	Reclassifications	2002	2002

	(In thousands)
Write-down of excess assets and decommissioning costs(a)	$3,762	$38,918	$5,147	$(41,819)	$6,008
Lease terminations and maintenance contracts(c)	10,695	12,871	(10,559)	(6,250)	6,757
Facility closure and other exit costs(c)	14,153	415	4,058	(10,497)	8,129
Payments to employees for severance(b)	724	27,490	(3,150)	(23,673)	1,391

Total	$29,334	$79,694	$(4,504)	$(82,239)	$22,285

(a)	Amounts utilized in 2002 reflect a non-cash write-down of fixed assets in the U.S. and Japan due to impairment of $38.3 million and cash payments for machinery and equipment decommissioning costs of $3.5 million. The fixed asset write-downs were accounted for as a reduction of the assets and did not result in a liability. The $6.0 million balance as of December 31, 2002 relates to machinery and equipment decommissioning costs in the U.S and selling costs for assets held for sale.

(b)	Amounts utilized represent cash severance payments to 1,290 employees during the year ended December 31, 2002. The $1.4 million balance as of December 31, 2002 was paid during 2003.

(c)	Amounts utilized represent cash payments.

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

Amortization of non-cash deferred stock compensation:
      Amortization of non-cash deferred stock compensation of $8.4 million, $26.0 million and $77.3 million was recorded in 2004, 2003 and 2002, respectively. The acquisitions for which deferred stock compensation and related amortization were recorded consisted primarily of the Accerant transaction in the second quarter of 2004; the Velio transaction in the first quarter of 2004 (see Note 2 of the Notes for both acquisitions); an acquisition in the fourth quarter of 2002; the acquisition of C-Cube, and the RAID business from AMI in 2001; and the acquisition of DataPath in 2000. No deferred stock compensation was recorded in connection with the acquisition of the Mylex business unit in 2002. We also recorded non-cash deferred stock compensation for restricted common shares issued to our employees, Engenio employees and the non-employee directors of Engenio during 2004. We amortize deferred stock compensation ratably over the related vesting periods. Deferred stock compensation is adjusted to reflect the forfeitures prior to vesting. At December 31, 2004, the deferred stock compensation that remained was $8.9 million, which is expected to be amortized over the next four years.

Amortization of intangibles:
      Amortization of intangibles decreased to $75.1 million in 2004 from $76.4 million in 2003. The decrease is due in part to the write-down of intangible assets during 2003, as discussed below. In addition, during the fourth quarter of 2004, we recorded a charge in restructuring and other items to write-down $4.7 million of intangible assets originally acquired in connection with the acquisition of Datapath, which was added to our

Semiconductor segment during 2000. Certain intangible assets became fully amortized during 2004. These decreases were offset in part by amortization of intangible assets acquired in the first and second quarters of 2004. As of December 31, 2004, we had $108.5 million of intangible assets, net of accumulated amortization that will continue to amortize.
      Amortization of intangibles decreased to $76.4 million in 2003 from $78.6 million in 2002. Amortization decreased during 2003 as a result of the write-down in the first quarter of $15.1 million of intangible assets in the Semiconductor segment and $9.0 million of intangible assets in the Storage Systems segment. In the third quarter of 2003 we wrote down an additional $21.0 million of intangible assets originally acquired in connection with the acquisition of C-Cube Microsystems, which was added to our Semiconductor segment in the second quarter of 2001. The charges were recorded in restructuring and other items, net in 2003. See Note 3 of the Notes. These decreases were offset in part by a full year of amortization for intangible assets acquired during the third and fourth quarters of 2002.

Interest expense:
      With the objective of protecting our cash flows and earnings from the impact of fluctuations in interest rates, while minimizing the cost of capital, we may enter into or terminate interest rate swaps. In June 2002, we entered into interest rate swaps (“the Swaps”) with various investment banks. The Swaps effectively converted fixed interest payments on a portion of our Convertible Subordinated Notes (“Convertible Notes”) to LIBOR-based floating rates. The Swaps qualified for hedge accounting treatment. (See Note 8 of the Notes.) During the second quarter of 2003, we terminated the Swaps, resulting in a deferred gain of $44.1 million that is being amortized as a benefit to interest expense over the remaining term of the hedged Convertible Notes. A portion of the deferred gain was written off as part of the net gain or loss on the repurchase/redemption of the hedged Convertible Notes during 2003 and 2004. As of December 31, 2004, a deferred gain of $10.3 million was recorded as a component of the Convertible Notes.
      Interest expense decreased by $5.4 million to $25.3 million in 2004 from $30.7 million in 2003. The decrease is due to the repurchase/redemption of $710.0 million of Convertible Notes during 2003, an additional repurchase of $68.5 million in the third quarter of 2004 and changes in the benefit received from the Swaps prior to termination and the benefit from the amortization of the deferred gain after termination of the Swaps, offset by the issuance of $350.0 million of Convertible Notes during the second quarter of 2003 (see Note 9 of the Notes).
      Our interest expense continued to be below the stated coupon rate of approximately 4% as a result of the Swaps on the Convertible Notes entered into in the second quarter of 2002.
      Interest expense decreased by $21.3 million to $30.7 million in 2003 from $52.0 million in 2002. The decrease is due to the repurchase/redemption of $710.0 million of Convertible Notes during 2003 and $135.0 million during 2002. The decrease from the repurchases and redemptions was partly offset by interest expense on the $350 million of 4% Convertible Notes issued on May 12, 2003 (see Note 9 of the Notes).

Interest income and other, net:
      Interest income and other, net, was $22.2 million in 2004 as compared to $18.9 million in 2003. Interest income decreased by $9.6 million to $18.7 million in 2004 from $28.3 million in 2003. The decrease in interest income is mainly due to lower returns on our short-term investments during the year ended December 31, 2004 as compared to the same period of 2003.
      Other income, net of $3.5 million in 2004 included the following:

•	A pre-tax gain of $3.0 million associated with our investment in marketable available-for-sale equity securities of a certain technology company that was acquired by another publicly traded technology company;

•	A pre-tax gain of $5.1 million on sales of certain marketable available-for-sale equity securities;

•	A pre-tax gain of $1.8 million on repurchase of 2001 Convertible Notes (see Note 9 of the Notes);

•	A pre-tax loss of $6.2 million on impairment of our investment in certain marketable and non-marketable available-for-sale equity securities and other miscellaneous items. Management considered the impairments to be other than temporary (See Note 5 of the Notes).
      Interest income and other, net, was $18.9 million in 2003 as compared to $26.4 million in 2002. Interest income decreased by $3.3 million to $28.3 million in 2003 from $31.6 million in 2002. The decrease in interest income is mainly due to lower returns on our short-term investments during the year ended December 31, 2003 as compared to the same period of 2002.
      Other expenses net of $9.4 million in 2003 included $8.5 million in charges associated with write-downs of investments in marketable and non-marketable available-for-sale equity securities due to impairments, that were considered by management to be other than temporary (See Note 5 of the Notes), a net loss on the redemption/repurchase of Convertible Notes of $3.9 million, and currency option premium expenses, which were offset in part by net foreign exchange gains, gains on sale of miscellaneous assets, and other expenses that were individually insignificant.
      Other expense of $5.2 million in 2002 included the following:

•	A gain of $14.3 million on the repurchase of a portion of the Convertible Notes, net of the write-off of debt issuance costs associated with the issuance of the Convertible Notes. During the third and fourth quarters of 2002, we repurchased and retired $115.0 million of the $500 million 4% Convertible Notes issued in 2000 and $20.0 million of the $345 million 4 1/4% Convertible Notes issued in 1999. Effective January 1, 2002, we early adopted the provisions of Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” related to extinguishment of debt. As a result, the gain on the repurchase of debt is included in interest income and other, net, in the statement of operations (See Note 9 of the Notes);

•	A net write-down of investments in certain marketable and non-marketable available-for-sale equity securities for $19.4 million due to impairment considered by our management to be other than temporary (See Note 5 of the Notes); and

•	A gain on miscellaneous asset sales, the cost of purchased option contracts, bank fees and other miscellaneous expenses.
      For all investment in debt and equity securities, unrealized losses are evaluated to determine if they are other than temporary. The Company frequently monitors the credit quality of its investments in marketable debt securities. In order to determine if impairment has occurred for equity securities, we review the financial performance of each investee, industry performance and outlook for each investee, the trading prices of marketable equity securities and pricing in current rounds of financing for non-marketable equity securities. If an unrealized loss is determined to be other than temporary, a loss is recognized as a component of interest income and other. For marketable equity securities, the impairment losses were measured using the closing market price of the marketable securities on the date management determined that the investments were impaired. For non-marketable equity securities, the impairment losses were measured by using pricing in current rounds of financing.

Provision for income taxes:
      During 2004, we recorded an income tax expense of $24.0 million, which represents an effective tax rate of approximately (5%). This rate differs from the U.S. statutory rate primarily due to increases in net deferred tax assets not currently benefited in the U.S., losses of certain foreign subsidiaries which are benefited at lower rates and earnings of certain foreign subsidiaries taxed in the U.S. The Company operates in multiple jurisdictions throughout the world. The Company’s income tax expense is primarily related to taxable income in certain foreign jurisdictions, which are not reduced by separate losses in other foreign jurisdictions.
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
      See Note 11 of the Notes.

Minority interest in net income of subsidiary:
      Minority interest in net income of subsidiary was not significant for the periods presented. The changes in minority interest were attributable to the composition of earnings and losses in our majority-owned Japanese subsidiary for each of the respective years.
FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
      Cash, cash equivalents and short-term investments increased to $814.6 million at December 31, 2004, from $813.7 million at December 31, 2003. The increase is mainly due to cash and cash equivalents provided by operating activities, partially offset by net cash outflows from investing and financing activities as described below.
      Working capital. Working capital decreased by $29.8 million to $969.0 million at December 31, 2004, from $998.8 million as of December 31, 2003. Working capital declined in 2004 as a result of the following:

•	Prepaid expenses and other current assets decreased by $84.5 million, primarily due to:

-	A decrease of $57.8 million in the current portion of the collateral balance on the equipment operating leases. During the fourth quarter of 2004, we exercised our right to buyout or purchase all of the wafer fabrication equipment that had previously been under two operating lease and security agreements (see Note 12 of the Notes). The associated collateral was returned to us;

-	An $18.8 million decrease in assets held for sale primarily due to write-downs as a result of decreases in fair value, as well as sales, net of additions (see Note 3 of the Notes); and

-	The receipt of a $6.6 million income tax refund in the first quarter of 2004.

•	Accounts payable increased by $19.8 million due to the timing of payments.

•	Income taxes payable increased by $14.5 million due to the timing of tax payments made and the income tax provision recorded in 2004.

•	Current deferred tax assets, net of current deferred tax liabilities decreased by $2.5 million due to net changes in underlying temporary differences (see Note 11 of the Notes).
      The decrease in working capital was offset, in part, by the following:

•	Accounts receivable increased by $40.9 million to $272.1 million as of December 31, 2004 from $231.2 million at December 31, 2003. The increase is mainly attributable to slower collections due to some major customers with longer payment terms and fewer customers with letter of credit or cash in advance arrangements in the fourth quarter of 2004 as compared to the fourth quarter of 2003.

•	Inventories increased by $20.4 million to $218.9 million as of December 31, 2004 from $198.5 million as of December 31, 2003. The increase was attributable to a build-up in finished goods and raw materials inventories to support future sales.

•	Accrued salaries, wages and benefits decreased by $17.5 million primarily due to timing differences in payment of salaries and bonuses and a decrease in headcount as a result of the restructuring actions taken during 2004 (see Note 3 of the Notes).

•	Other accrued liabilities decreased by $11.6 million mainly due to our reversal of estimates for certain accrued liabilities of $8.8 million that management no longer considered to be necessary (See Note 3 of the Notes).
      Cash and cash equivalents generated from operating activities. During 2004, we generated $90.8 million of net cash and cash equivalents from operating activities compared to $189.8 million generated in 2003. Cash and cash equivalents generated from operating activities for the year ended December 31, 2004 were the result of the following:

•	Income (before depreciation and amortization, non-cash restructuring and other items, amortization of non-cash deferred stock compensation, loss on write-down of equity securities, net of gain on sales, gain or loss on repurchase/redemption of Convertible Notes, and gain on the sale of property and equipment). The non-cash items and other non-operating adjustments are quantified in our Consolidated Statements of Cash Flows included in this Current Report on Form 10-K;

•	Offset by a net decrease in assets and liabilities, net of assets acquired and liabilities assumed in business combinations including changes in working capital components from December 31, 2004 as compared to December 31, 2003 as discussed above.
      During 2003, we received cash of $44.9 million upon termination of the Swaps. The fair value of the Swaps was formerly included in other non-current assets.
      Cash and cash equivalents used in investing activities. Cash and cash equivalents used in investing activities during 2004 were $89.6 million as compared to $0.2 million used in 2003. The investing activities or changes during 2004 were as follows:

•	Purchases of debt and equity securities available for sale, net of sales and maturities.

•	Purchases of property and equipment.

•	Proceeds from the sale of property and equipment.

•	Acquisition of companies (see Note 2 of the Notes).

•	During the third quarter of 2004, we entered into two new operating leases for wafer fabrication equipment, replacing two existing operating leases for the same wafer fabrication equipment. Non-current assets and deposits decreased as a result of a refund of collateral from the former equipment operating leases and increased as a result of collateral deposited on the new equipment operating leases.

•	During the fourth quarter of 2004, we exercised our right to buyout or purchase all of the wafer fabrication equipment that had previously been under two operating lease and security agreements (see Note 3 of the Notes). The early termination or buyout amount was $332 million. Cash collateral of $311 million associated with the leases was returned to us. Termination fees under the lease agreements were not significant.

•	Non-current assets and deposits also decreased during 2004 as a result of collateral refunded due to the termination of a letter of credit arrangement during the first quarter of 2004 and the termination of the Lease Swap during the third quarter of 2004 (see Note 8 of the Notes).
      We expect capital expenditures to be approximately $80 million in 2005. In recent years we have reduced our level of capital expenditures as a result of our focus on establishing strategic supplier alliances with foundry semiconductor manufacturers, which enables us to have access to advanced manufacturing capacity, and reduces our capital spending requirements.
      Cash and cash equivalents used in financing activities. Cash and cash equivalents used in financing activities during 2004 were $48.6 million as compared to $375.0 million in 2003. The financing activities during 2004 were as follows:

•	The repurchase of a portion of the Convertible Notes due in 2006;

•	Additional purchase of minority interests in our Japanese subsidiary;

•	The issuance of common stock under our employee stock option and purchase plans; and

•	The repayment of debt obligations.
      It is our policy to reinvest our earnings and we do not anticipate paying any cash dividends to stockholders in the foreseeable future.
      We believe that our existing cash, cash equivalents, short-term investments and funds generated from operations will be adequate to meet our operating and capital requirements in the short-term. These resources, combined with funds from financing and our ability to borrow funds, will be adequate to meet our operating and capital requirements and obligations for the foreseeable future. We may seek additional equity or debt financing from time to time. We cannot be certain that additional financing will be available on favorable terms. Moreover, any future equity or convertible debt financing will decrease the percentage of equity ownership of existing stockholders and may result in dilution, depending on the price at which the equity is sold or the debt is converted.
CONTRACTUAL OBLIGATIONS
      The following table summarizes our contractual obligations at December 31, 2004, and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period

	Less than			After
Contractual Obligations	1 Year	1-3 Years	4-5 Years	5 Years	Total

	(In millions)
Convertible Subordinated Notes	$—	$421.5	$—	$350.0	$771.5
Operating lease obligations	56.7	81.0	39.6	34.4	211.7
Capital lease obligations	0.1	—	—	—	0.1
Purchase commitments	273.1	20.3	—	—	293.4

Total	$329.9	$522.8	$39.6	$384.4	$1,276.7

Convertible Subordinated Notes
      As of December 31, 2004, we have $422 million of Convertible Notes due in November 2006 (“2001 Convertible Notes”) and $350 million of the 2003 Convertible Notes due in May 2010 (“2003 Convertible Notes”). All of the Convertible Notes are subordinated to all existing and future senior debt and are convertible at the holder’s option, at any time prior to the maturity date of the Convertible Notes, into shares of our common stock. The 2001 and 2003 Convertible Notes have conversion prices of approximately $26.34 per share and $13.42 per share, respectively. The 2001 Convertible Notes are redeemable at our option, in whole or in part, on at least 30 days notice at any time on or after the call date, which is two years before the due date. We cannot elect to redeem the 2003 Convertible Notes prior to maturity. Each holder of the 2001 and 2003 Convertible Notes has the right to cause us to repurchase all of such holder’s convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change, which includes a transaction or event such as an exchange offer, liquidation, tender offer, consolidation, merger or combination. Interest is payable semiannually.

      Fluctuations in our stock price impact the prices of our outstanding convertible securities and the likelihood of the convertible securities being converted into cash or equity. If we are required to redeem any of the Convertible Notes for cash, it may affect our liquidity position. In the event they do not convert to equity, we believe that our current cash position and expected future operating cash flows will be adequate to meet these obligations as they mature. From time to time, we may repurchase or redeem Convertible Notes.

Operating Lease Obligations
      We lease real estate, certain non-manufacturing equipment and software under non-cancelable operating leases.
      See Note 12 of the Notes for a discussion of the two operating leases for manufacturing equipment that were refinanced in the third quarter of 2004 and then terminated and bought out during the fourth quarter 2004. As of December 31, 2004, there are no future payments under these leases included in the table above.

Purchase Commitments
      We maintain certain purchase commitments primarily for raw materials with suppliers and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers.

Standby letters of credit
      At December 31, 2004 and 2003, we had outstanding standby letters of credit of $5 million and $77 million, respectively. These instruments are off-balance sheet commitments to extend financial guarantees for leases and certain self-insured risks, import/export taxes and performance under contracts, and generally have one-year terms. The fair value of the letters of credit approximates the contract amount. The decline in standby letters of credit as of December 31, 2004 compared to December 31, 2003 reflects the termination and buyout of the two operating leases for manufacturing equipment further discussed in Note 12 of the Notes.
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
      We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers with the risk of inventory obsolescence due to rapidly changing technology and customer requirements, product life-cycles, life-time buys at the end of supplier product runs and a shift of production to outsourcing. If actual demand or market conditions are less favorable than we project or our customers fail to

                                        CORPORATE INFORMATION
                                                                                   PROXY STATEMENT
meet projections, additional inventory write-downs may be required. Our inventory balance was approximately $219 million and $199 million as of December 31, 2004, and 2003, respectively.
      If market conditions are more favorable than expected, we could experience more favorable gross profit margins going forward as we sell inventory that was previously written down. See discussion in “Gross Profit Margin” section earlier in this MD&A.
      Valuation of long-lived assets, intangible assets and goodwill. We operate our own wafer fabrication facilities and make significant capital expenditures to ensure that we are technologically competitive. In addition, we have actively pursued the acquisition of businesses, which has resulted in significant goodwill and intangible assets. We assess the impairment of long-lived assets, identifiable intangibles and related goodwill annually or sooner if events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include the following: (i) significant negative industry or economic trends; (ii) exiting an activity in conjunction with a restructuring of operations; (iii) current, historical or projected losses that demonstrate continuing losses associated with an asset; or (iv) a significant decline in our market capitalization, for an extended period of time, relative to net book value. When we determine that there is an indicator that the carrying value of long-lived assets, identifiable intangibles or related goodwill may not be recoverable, we measure impairment based on estimates of future cash flows. These estimates include assumptions about future conditions such as future revenues, gross margins, operating expenses within our Company; the fair values of certain assets based on thoroughly researched management estimates; and industry trends. See Notes 6 and 7 to the Notes for more details on long-lived assets, intangible assets and goodwill.
      As of December 31, 2004 we have a goodwill balance of $973.1 million that is not amortized. We monitor the recoverability of goodwill recorded in connection with acquisitions annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment, if any, would be determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles Assets,” which uses a fair value model for determining the carrying value of goodwill.
      As a result of the decline in revenues in the semiconductor industry and the corresponding decline in our outlook as of the latter part of the third quarter of 2004 and the conclusion that the Gresham manufacturing facility was impaired (see Note 3 of the Notes), we reviewed goodwill by reporting unit for impairment as of September 30, 2004, which was updated as of December 31, 2004. Our reporting units are Semiconductor and Storage Systems or Engenio. The impairment testing is a two-step process. The first step requires comparing the fair value of each reporting unit to its net book value. We concluded that goodwill was not impaired under the first step as of September 30, 2004 and December 31, 2004. The second step is only performed if impairment is indicated after the first step is performed, as it involves measuring the actual impairment to goodwill. Our next annual test for the impairment of goodwill will be performed in our fourth fiscal quarter in 2005. We use management estimates of future cash flows to perform the first step of the goodwill impairment test. These estimates include assumptions about future conditions such as future revenues, gross margins and operating expenses within LSI. Two methodologies were used to obtain the fair value for each reporting unit as of September 30, 2004: Discounted Cash Flow and Market Multiple.
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
      Restructuring reserves. We have recorded reserves/accruals for restructuring costs related to the restructuring of operations. The restructuring reserves include payments to employees for severance, termination fees associated with leases and other contracts, decommissioning and selling costs associated with assets held for sale, and other costs related to the closure of facilities. After the adoption of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” on January 1, 2003, the reserves have been recorded when management has approved a plan to restructure operations and a liability has been incurred rather than the date upon which management has approved and announced a plan. The restructuring reserves are based upon management estimates at the time they are recorded. These estimates can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded. For example, existing accruals for severance may be modified if employees are redeployed due to circumstances not foreseen when the original plans were initiated, accruals for outplacement services may not be fully utilized by former employees, and severance accruals could change for statutory reasons in countries outside the United States. Accruals for facility leases under which we ceased using the benefits conveyed to us under the lease may change if market conditions for subleases change or if we later negotiate a termination of the lease. Prior to the adoption of SFAS No. 146, restructuring reserves were recorded at the time we announced a plan to exit certain activities and were based on estimates of the costs and length of time to exit those activities. See Note 3 of the Notes for a complete discussion of our restructuring actions and all related restructuring reserves by type as of December 31, 2004. See discussion in “Restructuring of operations and other items, net” earlier in this MD&A for changes in estimates made during 2004, 2003 and 2002.
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
      The calculation of our tax liabilities involves the application of United States generally accepted accounting principles to complex tax rules and regulations within multiple jurisdictions throughout the world. Our tax liabilities include estimates for all income and related taxes that we believe are probable and that can be reasonably estimated. To the extent that our estimates are understated, additional charges to income tax expense would be recorded in the period in which we determine such understatement. If our income tax estimates are overstated, income tax benefits will be recognized when realized.
Recent Accounting Pronouncements
      The information contained in Part II, Item 8 in Note 1 of the Notes under the heading “Recent Accounting Pronouncements” is hereby incorporated by reference into this Part II, Item 7.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      Interest rate sensitivity. With the objective of protecting our cash flows and earnings from the impact of fluctuations in interest rates, while minimizing the cost of capital, we may enter into or terminate interest rate swaps.
      In June 2002, we entered into interest rate swap transactions (the “Swaps”) with several investment banks. The Swaps effectively converted fixed interest payments on a portion of our 4% and 4.25% Convertible Notes to LIBOR-based floating rates. The Swaps qualified for hedge accounting as fair value hedges, with changes in the fair value of the interest rate risk on the Convertible Notes being offset by changes in the fair values of the Swaps recorded as a component of interest expense. (See Note 8 of the Notes.)
      In the second quarter of 2003, we terminated Swaps with a notional amount of $740 million. The termination resulted in a deferred gain of $44 million being recorded as a component of the Convertible Notes and to be amortized as a benefit to interest expense over the remaining term of the hedged Convertible Notes. A portion of the deferred gain was written off as part of the net gain or loss on the repurchase/redemption of the hedged Convertible Notes during 2003 and 2004. As of December 31, 2004, a deferred gain of $10.3 million remains to be amortized. In 2003, before termination, the difference between the changes in the fair values of the derivative and the hedged risk resulted in a benefit to interest expense of $1 million.
      In May 2003, we entered into an interest rate swap transaction to effectively convert the LIBOR-based floating rate interest payments on the equipment operating lease, with an original notional amount of $395 million, to a fixed interest rate (“Lease Swap”). An expense of approximately $2 million was recorded to cost of revenues in 2004 as the lease payments were made. In August 2004, the Company entered into two new equipment operating leases for the wafer fabrication equipment that was previously on the above-mentioned leases. As a result of entering into the new leases, the hedged forecasted interest payments were no longer probable. Hedge accounting treatment was discontinued prospectively and the balance in accumulated comprehensive income was immediately recorded as a gain of $3.8 million in restructuring and other items in the statement of operations. In September 2004, the Company terminated the Lease Swap.
      In 2004, an interest rate move of 40 basis points (10% of our weighted-average worldwide interest rate on outstanding debt in 2004) affecting our fixed and floating rate financial instruments as of December 31, 2004, including investments and debt obligations, would not have had a significant effect on our financial position, results of operations and cash flows over the next fiscal year, assuming that the debt and investment balances remain consistent. In 2003, an interest rate move of 33 basis points (10% of our weighted-average worldwide interest rate on outstanding debt in 2003) affecting our floating rate financial instruments as of December 31, 2003, including debt obligations, investments and fabrication equipment leases, would not have had a significant effect on our financial position, results of operations and cash flows over the next fiscal year, assuming that the investment balance remains consistent.
      Foreign currency exchange risk. We have foreign subsidiaries that operate and sell our products in various global markets. As a result, our cash flows and earnings are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through operational strategies and financial market instruments. We use various hedge instruments, primarily forward contracts with maturities of twelve months or less and currency option contracts, to manage our exposure associated with net asset and liability positions and cash flows denominated in non-functional currencies. We did not enter into derivative financial instruments for trading purposes during 2004 and 2003.
      Based on our overall currency rate exposures at December 31, 2004, including derivative financial instruments and non-functional currency-denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar would not have a significant effect on our financial position, results of operations and cash flows over the next fiscal year. In 2003, a near-term 10% appreciation or depreciation of the U.S. dollar would also not have had a significant effect.
      Equity price risk. We have investments in available-for-sale equity securities included in long-term assets. The fair values of these investments are sensitive to equity price changes. Changes in the value of these investments are ordinarily recorded through accumulated comprehensive income. The increase or decrease in the fair value of the investments would affect our results of operations to the extent the investments were sold or that declines in value were concluded by management to be other than temporary.
      If prices of the available-for-sale equity securities increase or decrease 10% from their fair value as of December 31, 2004, it would increase or decrease the investment values by $3.8 million. As of December 31, 2003, a 10% increase or decrease in fair value would have increased or decreased the investment values by $3.5 million. We do not use any derivatives to hedge the fair value of our marketable available-for-sale equity securities.

Item 8.	Financial Statements and Supplementary Data
LSI Logic Corporation
Consolidated Balance Sheets

	December 31,

	2004	2003

	(In thousands, except per-share
	amounts)
ASSETS
Cash and cash equivalents	$218,723	$269,682
Short-term investments	595,862	544,007
Accounts receivable, less allowances of $6,600 and $7,415	272,065	231,184
Inventories	218,900	198,517
Prepaid expenses and other current assets	59,737	146,647

Total current assets	1,365,287	1,390,037
Property and equipment, net	311,916	481,489
Other intangible assets, net	108,457	161,236
Goodwill	973,130	968,483
Non-current assets and deposits	—	318,176
Other assets	115,211	128,480

Total assets	$2,874,001	$3,447,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$122,422	$102,632
Accrued salaries, wages and benefits	58,516	75,968
Other accrued liabilities	142,278	153,857
Income taxes payable	72,935	58,417
Current portion of long-term obligations	129	377

Total current liabilities	396,280	391,251

Long-term debt and capital lease obligations	781,846	865,606
Tax related liabilities and other	77,570	141,096

Total long-term obligations and other liabilities	859,416	1,006,702

Commitments and contingencies (Note 12)
Minority interest in subsidiary	259	7,498

Stockholders’ equity:
Preferred shares; $.01 par value; 2,000 shares authorized; none outstanding	—	—
Common stock; $.01 par value; 1,300,000 shares authorized; 387,490 and 381,491 shares outstanding	3,875	3,815
Additional paid-in capital	2,969,478	2,950,051
Deferred stock compensation	(8,936)	(24,839)
Accumulated deficit	(1,384,321)	(920,790)
Accumulated other comprehensive income	37,950	34,213

Total stockholders’ equity	1,618,046	2,042,450

Total liabilities and stockholders’ equity	$2,874,001	$3,447,901

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Logic Corporation
Consolidated Statements of Operations

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share amounts)
Revenues	$1,700,164	$1,693,070	$1,816,938
Cost of revenues	964,556	1,015,865	1,122,696
Additional excess inventory and related charges	—	—	45,526

Total cost of revenues	964,556	1,015,865	1,168,222

Gross profit	735,608	677,205	648,716
Research and development	421,516	432,695	457,351
Selling, general and administrative	243,498	234,156	230,202
Acquired in-process research and development	—	—	2,920
Restructuring of operations and other items, net	423,444	180,597	67,136
Amortization of non-cash deferred stock compensation(*)	8,449	26,021	77,303
Amortization of intangibles	75,050	76,352	78,617

Loss from operations	(436,349)	(272,616)	(264,813)
Interest expense	(25,320)	(30,703)	(51,977)
Interest income and other, net	22,170	18,933	26,386

Loss before income taxes and minority interest	(439,499)	(284,386)	(290,404)
Provision for income taxes	24,000	24,000	1,750

Loss before minority interest	(463,499)	(308,386)	(292,154)
Minority interest in net income of subsidiary	32	161	286

Net loss	$(463,531)	$(308,547)	$(292,440)

Net loss per share:
Basic and diluted	$(1.21)	$(0.82)	$(0.79)

Shares used in computing per share amounts:
Basic and diluted	384,070	377,781	370,529

(*)	Amortization of non-cash deferred stock compensation, if not shown separately, would have been included in cost of revenues, research and development, and selling, general and administrative expenses, as shown below:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Cost of revenues	$198	$446	$1,520
Research and development	6,289	20,412	58,623
Selling, general and administrative	1,962	5,163	17,160

Total	$8,449	$26,021	$77,303

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Logic Corporation
Consolidated Statements of Stockholders’ Equity

						Accumulated
	Common Stock		Additional			Other
			Paid-In	Deferred Stock	Accumulated	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Income/(Loss)	Total

	(In thousands)
Balances at December 31, 2001	368,446	$3,684	$2,905,638	$(124,091)	$(319,803)	$14,457	$2,479,885
Net loss					(292,440)
Change in foreign currency translation adjustments						11,358
Change in unrealized gain on available-for-sale securities						(20,089)

Total comprehensive loss							(301,171)

Issuance to employees under stock option and purchase plans	6,292	63	45,102				45,165
Issuance of common stock in conjunction with acquisitions (Note 2)	358	4	3,542				3,546
Deferred stock compensation (Note 2)				(4,373)			(4,373)
Amortization of deferred stock compensation				77,303			77,303

Balances at December 31, 2002	375,096	3,751	2,954,282	(51,161)	(612,243)	5,726	2,300,355
Net loss					(308,547)
Change in foreign currency translation adjustments						21,309
Change in unrealized gain on available-for-sale securities						5,183
Change in unrealized gain on derivative instruments designated and qualifying as cash-flow hedges						1,995

Total comprehensive loss							(280,060)

Issuance to employees under stock option and purchase plans	6,386	64	30,886				30,950
Issuance or return from escrow of common stock in conjunction with acquisitions	9		(6,816)				(6,816)
Forfeiture of restricted shares (Note 10)			(301)	301
Cash paid for call spread options (Note 9)			(28,000)				(28,000)
Amortization of deferred stock compensation				26,021			26,021

Balances at December 31, 2003	381,491	3,815	2,950,051	(24,839)	(920,790)	34,213	2,042,450
Net loss					(463,531)
Change in foreign currency translation adjustments						1,948
Change in unrealized gain on available-for-sale securities						3,784
Change in unrealized gain on derivative instruments designated and qualifying as cash-flow hedges						(1,995)

Total comprehensive loss							(459,794)

Issuance to employees under stock option and purchase plans	5,852	59	27,928				27,987
Issuance or return from escrow of common stock in conjunction with acquisitions (Note 2)	147	1	(414)				(413)
Grants of restricted shares (Note 10)			6,401	(6,401)			—
Forfeiture of restricted shares and stock options assumed in an acquisition (Note 10)			(14,488)	14,488			—
Amortization of deferred stock compensation				7,816			7,816

Balances at December 31, 2004	387,490	$3,875	$2,969,478	$(8,936)	$(1,384,321)	$37,950	$1,618,046

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Logic Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Operating activities:
Net loss	$(463,531)	$(308,547)	$(292,440)
Adjustments:
Depreciation and amortization	176,606	262,728	349,326
Amortization of non-cash deferred stock compensation	8,449	26,021	77,303
Acquired in-process research and development	—	—	2,920
Non-cash restructuring and other items	401,058	148,252	46,050
(Gain) on sale of equity securities/loss on write-down	(1,913)	8,518	19,423
(Gain)/loss on redemption/repurchase of Convertible Subordinated Notes	(1,767)	3,885	(14,260)
(Gain)/loss on sale of property and equipment, including assets held-for-sale	(6,348)	(6,896)	2,928
Changes in deferred tax assets and liabilities	4,895	(646)	61,385
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	(40,076)	18,220	(54,619)
Inventories	(20,660)	(4,232)	75,579
Prepaid expenses and other assets	23,377	63,325	18,648
Accounts payable	21,056	1,684	(35,828)
Accrued and other liabilities	(10,329)	(22,559)	(91,619)

Net cash provided by operating activities	90,817	189,753	164,796

Investing activities:
Purchase of debt securities available-for-sale	(747,096)	(2,219,484)	(1,771,809)
Proceeds from maturities and sales of debt securities available-for-sale	679,483	2,203,313	1,478,596
Purchases of equity securities	(2,250)	(200)	(11,894)
Proceeds from sales of equity securities	10,518	1,060	—
Purchases of property and equipment	(52,776)	(78,189)	(48,245)
Proceeds from sale of property and equipment	10,936	24,737	6,745
Buyout of equipment operating lease	(332,396)	—	—
Increase in non-current assets and deposits	(313,013)	(390,135)	(8,920)
Decrease in non-current assets and deposits	688,994	272,868	9,156
Acquisitions of companies, net of cash acquired	(32,025)	—	(55,916)
Proceeds from the sale-lease back of equipment	—	160,000	—
Proceeds from the sale of the Japan manufacturing facility	—	25,846	—

Net cash used in investing activities	(89,625)	(184)	(402,287)

Financing activities:
Redemption/ Repurchase of Convertible Subordinated Notes	(68,117)	(715,983)	(118,938)
Issuance of common stock	27,988	30,306	43,992
Purchase of minority interest in subsidiary	(8,020)	—	—
Repayment of debt obligations	(438)	(327)	(332)
Proceeds from borrowings	—	350,000	—
Debt issuance costs	—	(10,984)	—
Cash paid for call spread options	—	(28,000)	—

Net cash used in financing activities	(48,587)	(374,988)	(75,278)

Effect of exchange rate changes on cash and cash equivalents	(3,564)	6,254	4,478

Decrease in cash and cash equivalents	(50,959)	(179,165)	(308,291)
Cash and cash equivalents at beginning of year	269,682	448,847	757,138

Cash and cash equivalents at end of year	$218,723	$269,682	$448,847

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Logic Corporation
Notes to Consolidated Financial Statements
Note 1 — Significant Accounting policies
      Nature of the business. LSI Logic Corporation (“the Company” or “LSI”) designs, develops, manufactures and markets complex, high-performance integrated circuits and storage systems. The Company operates in two segments — the Semiconductor segment and the Storage Systems segment. Within the Semiconductor segment, the Company offers three enabling system-on-a-chip technologies — standard-cell ASICs, Platform ASICs and application specific standard products that are focused on the consumer, communication and storage component markets. Within the Storage Systems segment, the Company focuses on high-performance modular disk storage systems, sub-assemblies and storage management software. The Company’s products are marketed primarily to original equipment manufacturers (“OEMs”) that sell products targeted for applications in these markets.
      The semiconductor and storage systems industries are characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. The Company’s financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor and storage systems industries, the timely implementation of new technologies and the ability to safeguard patents and intellectual property in a rapidly evolving market. In addition, the semiconductor and storage systems markets have historically been cyclical and subject to significant economic downturns at various times.
      Basis of presentation. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.
      Minority interest in a subsidiary represents the minority stockholders’ proportionate share of the net assets and the results of operations for one of the Company’s majority-owned Japanese subsidiaries. Sales of common stock of the Company’s subsidiary and purchases of such shares may result in changes in the Company’s proportionate share of the subsidiary’s net assets. During 2004, the Company purchased a portion of the minority interest. At December 31, 2004, the Company owned approximately 99.84% of the Japanese affiliate.
      The Company began applying the provisions of Financial Accounting Standards Board Interpretation 46-Revised (“FIN 46-R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” during the second quarter of 2004. FIN 46-R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company does not have relationships with any variable interest entities.
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
      Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from these estimates.

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
      Acquisitions. The estimated fair value of acquired assets and assumed liabilities and the results of operations of purchased businesses are included in the Company’s consolidated financial statements as of the effective date of the purchase, through the end of the period. The total purchase price is allocated to the estimated fair value of assets acquired and liabilities assumed based on management estimates. The fair value of common shares issued for acquisitions was determined using the average closing stock price for the period of two days before and after the date the number of LSI common shares to be issued was fixed. The purchase price includes direct acquisition costs consisting of investment banking, legal and accounting fees. There were no significant differences between the accounting policies of the Company and the acquired entities. See Note 2.
      Revenue recognition. The majority of the Company’s product revenues are recognized upon shipment, when persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred and collection of resulting receivables is reasonably assured or probable in the case of software. Standard products sold to distributors are subject to specific rights to return products; therefore, revenue recognition is deferred until the distributor sells the product to a third party. Revenues from the licensing of the Company’s design and manufacturing technology is recognized when the significant contractual obligations have been fulfilled. Royalty revenues are recognized upon the sale of products subject to royalties. The Company uses the percentage-of-completion method for recognizing revenues on fixed-fee design arrangements. All amounts billed to a customer related to shipping and handling are classified as revenues while all costs incurred by the Company for shipping and handling are classified as cost of revenues. Consideration given to customers, when offered, is primarily in the form of discounts and rebates. Such consideration is accounted for as a reduction to revenues in the period the related sale is made. Reserves for estimated sales returns are established based on historical returns experience. The Company has substantial historical experience to form a basis for estimating returns when products are shipped.
      In arrangements that include a combination of our hardware and our software products that are also sold separately, where software is more than incidental and essential to the functionality of the product being sold, the Company follows the guidance in Emerging Issues Task Force (“EITF”) Issue No. 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-software Deliverables in an Arrangement Containing More-Than-Incidental Software,” accounts for the entire arrangement as a sale of software and software-related items and follows the revenue recognition criteria in Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and related interpretations.
      The provisions of EITF Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” apply to sales arrangements with multiple arrangements that include a combination of hardware, software and/or services. For multiple element arrangements, revenue is allocated to the separate elements based on fair value, which is determined using the price charged when the element is sold separately. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, the Company defers the fair value of the undelivered elements and the residual revenue is allocated to the delivered elements. If the undelivered elements are essential to the functionality of the delivered elements, no revenue is recognized. Discounts are allocated only to the delivered elements. Undelivered elements typically include installation, training, software warranty and maintenance, hardware maintenance and professional services.

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
      Earnings per share. Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period using the treasury-stock method for outstanding stock options and restricted stock awards and the if-converted method for convertible notes. A reconciliation of the numerators and denominators of the basic and diluted per share amount computations is as follows:

	Year Ended December 31,

	2004			2003			2002

			Per-Share			Per-share			Per-Share
	(Loss)*	Shares+	Amount	(Loss)*	Shares+	Amount	(Loss)*	Shares+	Amount

	(In thousands except per share amounts)
Basic EPS:
Net loss available to common stockholders	$(463,531)	384,070	$(1.21)	$(308,547)	377,781	$(0.82)	$(292,440)	370,529	$(0.79)

Effect of dilutive securities	—	—	—	—	—	—	—	—	—
Diluted EPS:
Net loss available to common stockholders	$(463,531)	384,070	$(1.21)	$(308,547)	377,781	$(0.82)	$(292,440)	370,529	$(0.79)

*	Numerator
+ Denominator
      Options to purchase approximately 67,733,073, 69,165,802 and 57,064,593 shares were outstanding at December 31, 2004, 2003 and 2002, respectively, and were excluded from the computation of diluted shares because of their antidilutive effect on net loss per share. The exercise price of these options ranged from $0.06 to $72.25 at December 31, 2004, 2003 and 2002.
      Weighted average restricted common shares of 282,488, 100,599 and 846,000 were outstanding at December 31, 2004, 2003 and 2002, respectively, and were excluded from the computation of diluted shares because of their antidilutive effect on net loss per share.
      A total of 43,728,665 weighted average potentially dilutive shares associated with the 2003 and 2001 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on loss per share for the year ended December 31, 2004. A total of 50,850,649 weighted average potentially dilutive shares associated with the 2003, 2001, 2000 and 1999 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on loss per share for the year ended December 31, 2003. For the year ended December 31, 2002, 47,059,516 weighted average potentially dilutive shares associated with the 2001, 2000 and 1999 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on loss per share.
      Advertising. Advertising costs are charged to expense in the period incurred. Advertising expense was $5 million, $4 million and $3 million for the years ended December 31, 2004, 2003 and 2002, respectively.
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

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
      Investments. Available-for-sale investments include marketable short-term investments and long-term investments in marketable and non-marketable shares of technology companies. Short-term investments in marketable debt securities are reported at fair value and include all debt securities regardless of their maturity dates. Long-term investments in marketable equity securities are reported at fair value with unrealized gains and losses, net of related tax, recorded as a separate component of comprehensive income in stockholders’ equity until realized. The investments in long-term non-marketable equity securities are recorded at adjusted cost basis consist primarily of common and preferred stock of various non-marketable technology companies. Gains and losses on securities sold are determined based on the specific identification method and are included in interest income and other or research and development in the statement of operations. The Company does not hold any of these securities for speculative or trading purposes.
      For all investment securities, unrealized losses that are considered to be other than temporary are considered impairment losses and recognized as a component of interest income and other in the statement of operations. In order to determine if an impairment has occurred, the Company reviews the financial performance and outlook of each investee, industry performance, the trading prices of marketable securities and pricing in current rounds of financing for non-marketable equity securities. For marketable equity securities, impairment losses are measured using the closing market prices of the marketable securities on the date management determined that the investments were impaired. For non-marketable equity securities, impairment losses are generally measured by using pricing in current rounds of financing. The fair values of the Company’s non-marketable equity investments are not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the investment because it is not practicable to estimate such fair values.
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
      Property and equipment. Property and equipment are recorded at cost and include interest on funds borrowed during the construction period (see Note 6). Depreciation and amortization for property and equipment are calculated based on the straight-line method over the estimated useful lives of the assets as presented below:

Buildings and improvements	20-40 years
Equipment	3-5 years
Furniture and fixtures	5 years
      Amortization of leasehold improvements is computed using the shorter of the remaining term of the Company’s facility leases or the estimated useful lives of the improvements. While the majority of the Company’s equipment is depreciated over a three to five year period, some tools are being depreciated over a seven-year period.
      Software. The Company capitalizes both purchased software and, to a lesser extent, certain software development costs associated with the Storage Systems segment. Purchased software primarily includes software and external consulting fees related to the purchase and implementation of software projects used for business operations and engineering design activities. Capitalized software projects are amortized over the estimated useful lives of the projects, typically a two-to-five year period. Development costs for software that will be sold to customers and/or embedded in certain hardware products are capitalized beginning when a product’s technological feasibility has been established. Prior to the establishment of technological feasibility, software development costs are expensed as research and development. Capitalized development costs are

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
amortized on a straight-line basis to cost of revenues when ready for general release to customers over the estimated useful life of the product, typically an 18 to 24 month period. On a quarterly basis, the Company assesses the realizability of each product. The amount by which the unamortized capitalized software development costs exceed the estimated net realizable value is written-off immediately.
      Impairment of long-lived assets. The Company evaluates the carrying value of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use and eventual disposition of the asset. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. When assets are removed from operations and held for sale, the impairment loss is estimated as the excess of the carrying value of the assets over their fair value.
      Goodwill. Goodwill is not amortized. The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s two reporting units are Semiconductor and Storage Systems or Engenio. Impairment, if any, would be determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, which uses a fair value model for determining the carrying value of goodwill. The impairment test is a two-step process. The first step requires comparing the fair value of each reporting unit to its net book value. The Company uses management estimates of future cash flows to perform the first step of the goodwill impairment test. These estimates include assumptions about future conditions such as future revenues, gross margins and operating expenses. Discounted Cash Flow and Market Multiple methodologies are used to obtain the fair value for each reporting unit. The second step is only performed if impairment is indicated after the first step is performed, as it involves measuring the actual impairment to goodwill.
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
      Derivative instruments. All of the Company’s derivative instruments are recognized as assets or liabilities in the statement of financial position and measured at fair value (see Note 8). The Company does not enter into derivative financial instruments for speculative or trading purposes. On the date a derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair-value” hedge), as a hedge of the variability of cash flows to be received (“cash-flow” hedge), or as a foreign-currency hedge. Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current period earnings. Effective changes in the fair value of a derivative that is highly effective and is designated and qualifies as a cash-flow hedge, are recorded in other comprehensive income, until earnings are affected by the variability of the cash flows. Changes in the fair value of derivatives that are highly effective, and are designated and qualify as a foreign-currency hedge, are recorded in either current period earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge (e.g., a hedge of a firm commitment that is to be settled in a foreign currency) or a cash-flow hedge (e.g., a foreign-currency-denominated forecasted transaction).

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
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
      Concentration of credit risk of financial instruments. Financial instruments that potentially subject the Company to credit risk consist of cash equivalents, short-term investments and accounts receivable. Cash equivalents and short-term investments are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. A majority of the Company’s trade receivables are derived from sales to large multinational computer, communication, networking, storage and consumer electronics manufacturers, with the remainder distributed across other industries. There is one customer that accounted for 22% of trade receivables as of December 31, 2004. No customers accounted for greater than 10% of trade receivables as of December 31, 2003. Concentrations of credit risk with respect to all other trade receivables are considered to be limited due to the quantity of customers comprising the Company’s customer base and their dispersion across industries and geographies. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as considered necessary. Write-offs of uncollectable amounts have not been significant.
      Self-insurance. The Company retains certain exposures in its insurance plan under self-insurance programs. Reserves for claims made and reserves for estimated claims incurred but not yet reported are recorded as current liabilities.
      Product warranties. The Company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to five years for Semiconductor products and Storage Systems’

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
hardware products and 90 days for Storage Systems’ software products. A liability for estimated future costs under product warranties is recorded when products are shipped (see Note 12).
      Litigation and Settlement Costs. The Company is involved in legal actions arising in the ordinary course of business. The Company aggressively defends these legal actions. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records an estimated loss for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (ii) the amount of loss can be reasonably estimated.
      Stock-based compensation. The Company accounts for stock-based compensation, including stock options granted, restricted stock awards and shares issued under the Employee Stock Purchase Plan, using the intrinsic value method as prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation cost for stock options, if any, is measured as the excess of the quoted market price at grant date over the exercise price and recognized ratably over the vesting period. The Company’s policy is to grant options with an exercise price equal to the quoted market price of the Company’s stock on the grant date.
      For all acquisitions that closed after July 2000, the intrinsic value of the unvested options, restricted awards and warrants assumed as part of the acquisitions as of the closing date of the acquisitions was recorded as deferred stock compensation as a component of the purchase price to be amortized over the respective vesting periods of the options and awards. The Company calculated the value of restricted shares issued using the closing price of its common stock on the date of consummation of the purchase. The fair value of the vested options and warrants assumed was determined using the Black-Scholes model. Deferred stock compensation is included as a component of stockholders’ equity and is amortized straight line over the vesting period of one to four years. Forfeitures of acquisition related stock awards prior to vesting would result in any recognized compensation cost being reduced to zero in the period of forfeiture and any remaining unearned compensation cost being reversed through equity.
      The following table provides pro forma disclosures as if the Company had recorded compensation costs based on the estimated grant date fair value, as defined by SFAS No. 123, for all awards granted under its stock-based compensation plans. In such case, the Company’s net loss per share would have been adjusted to the pro forma amounts below.

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share amounts)
Net loss, as reported	$(463,531)	$(308,547)	$(292,440)
Add: Amortization of non-cash deferred stock compensation expense determined under the intrinsic value method as reported in net loss, net of related tax effects*	3,494	9,243	30,583
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(120,265)	(200,470)	(253,599)

Pro forma net loss	$(580,302)	$(499,774)	$(515,456)

Loss per share:
Basic and diluted -as reported	$(1.21)	$(0.82)	$(0.79)
Basic and diluted -pro forma	$(1.51)	$(1.32)	$(1.39)

*	This amount excludes amortization of non-cash deferred stock compensation on restricted stock awards.

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
      The pro forma disclosure provided above may not be representative of the effect of applying SFAS No. 123 (Revised 2004). (See further discussion in “Recent Accounting Pronouncements” later in this Note 1.)
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

Employee Stock Options Granted	2004	2003	2002

Weighted average estimated grant date fair value	$4.39	$4.95	$8.29
Assumptions in calculation:
Expected life (years)	3.90	3.85	3.84
Risk-free interest rate	3.03%	2.73%	3.97%
Volatility	79.72%	81.56%	77.00%
Dividend yield	—	—	—

Employee Stock Purchase Plan Right to Purchase Stock	2004	2003	2002

Weighted average estimated grant date fair value	$2.65	$3.09	$3.44
Assumptions in calculation:
Expected life (years)	0.91	0.87	0.87
Risk-free interest rate	2.05%	1.18%	1.69%
Volatility	69.17%	88.59%	80.39%
Dividend yield	—	—	—
      Income Taxes. The calculation of the Company’s tax liabilities involves the application of United States generally accepted accounting principles to complex tax rules and regulations within multiple jurisdictions throughout the world. The Company’s tax liabilities include estimates for all income and related taxes that the Company believes are probable and that can be reasonably estimated. To the extent that the Company’s estimates are understated, additional charges to income tax expense would be recorded in the period in which the Company determines such understatement. If the Company’s income tax estimates are overstated, income tax benefits will be recognized when realized.
      Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.
      Related party transactions. There were no significant related party transactions during the years ended December 31, 2004, 2003 and 2002.

Recent accounting pronouncements.
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), entitled “Share-Based Payment.” This statement eliminates the alternative to use the intrinsic value method of accounting for stock options issued to employees. This statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This statement applies to all

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
awards granted, modified, repurchased or cancelled as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company will apply the Statement beginning in the third fiscal quarter of 2005. In addition, compensation cost will be recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for pro forma disclosures. This statement also requires additional disclosures in the notes to the consolidated financial statements. We are currently evaluating the impact of adopting this statement; however, we expect that it will have a significant impact on our consolidated balance sheet and statement of operations. The impact on our financial statements will be dependent on the transition method, the option-pricing model used to compute fair value and the inputs to that model such as volatility and expected life. The pro forma disclosures of the impact of SFAS No. 123 provided earlier in this Note 1 may not be representative of the impact of adopting this statement.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29.” This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated balance sheet or statement of operations.
      On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The Company has yet to complete its evaluation of the Foreign Earnings Repatriation Provision within the Act. At this time the Company has not been able to reasonably estimate the income tax effect of the Foreign Earnings Repatriation Provision. The Company plans to complete its evaluation in the second half of 2005.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of facility expense, freight, handling costs and wasted materials (spoilage) to require them to be recognized as current-period charges. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated balance sheet or statement of operations.
      In November 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,’ in Determining Whether to Report Discontinued Operations.” EITF No. 03-13 provides guidance on when a component of an entity should be reported in discontinued operations if the entity will have cash flows from or continuing involvement in the component that is disposed of or held for sale. The consensus is effective for components of an entity disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The adoption of this consensus is not expected to have a material impact on the Company’s consolidated balance sheet or statement of operations.
      In October 2004, EITF issued EITF Issue No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share.” This issue addresses when contingently convertible instruments should be included in diluted earnings per share computations. The pronouncement is effective for the reporting periods ending after December 15, 2004. The adoption of this standard did not have an impact to the Company’s computation of diluted earnings per share.
      In October 2004, the EITF issued EITF Issue No. 04-10, “Applying Paragraph 19 of Statement of Financial Accounting Standards No. 131, in Determining Whether to Aggregate Operating Segments that do

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
not meet the Quantitative Thresholds.” SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. This issue addresses how to aggregate operating segments that do not meet the quantitative thresholds in SFAS No. 131. The pronouncement is effective for fiscal years beginning in 2005. The adoption of this standard will not have an impact to the existing reportable operating segments of the Company.
      In March 2004, the EITF reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-01 provides guidance on recording other-than-temporary impairments of cost-method investments and requires additional disclosures for those investments. In September 2003, a FASB Staff Position was issued that delays the recognition and measurement guidance in EITF No. 03-01 until the final issuance of FASB Staff Position Issue 03-01 a. The adoption of the recognition and measurement provisions is not expected to have a material impact on the Company’s consolidated balance sheet or statement of operations.
Note 2 — Business Combinations
      The Company is continually exploring strategic acquisitions that build upon our existing library of intellectual property, human capital and engineering talent, and seeking to increase our leadership position in the markets in which we operate. Below is a discussion of recent acquisitions and acquired in-process research and development.

2004
      Acquisition of Accerant Inc. On May 11, 2004, the Company acquired Accerant Inc. (“Accerant”). The acquisition is anticipated to expand consumer product offerings within the Semiconductor segment. The acquisition was accounted for as a purchase of a business.
      The Company paid approximately $14.1 million in cash for the acquisition. In addition, as of the acquisition date, the Company agreed to issue approximately 234,000 restricted common shares to certain Accerant employees hired as part of the transaction. The resulting deferred stock compensation is being amortized to expense over a vesting period of two years using the straight-line method. See Note 10 for forfeitures of restricted shares prior to vesting. The total purchase price was allocated to the estimated fair value of net assets acquired based on management estimates as follows (in thousands):

Fair value of tangible net assets acquired	$31
Current technology	5,700
Non-compete agreements	400
Goodwill	7,972

Total purchase price excluding deferred stock compensation	14,103
Deferred stock compensation	1,765

Total purchase price	$15,868

      Useful life of intangible assets. The amounts allocated to current technology and non-compete agreements are being amortized over their estimated useful lives of 5 and 2 years, respectively, using the straight-line method.
      The Company may also pay additional cash of up to $2.5 million if certain revenue targets are achieved over the year ending December 31, 2005. Such contingent consideration will represent additional purchase price and accordingly goodwill when and if such targets are met.

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
      Acquisition of Velio Communications. On April 2, 2004, the Company acquired Velio Communications, Inc. (“Velio”). The acquisition is anticipated to expand product offerings for high-speed interconnect and switch fabric application specific standard products (“ASSPs”) for the communications market within the Semiconductor segment. The acquisition was accounted for as a purchase of a business.
      The Company paid approximately $19.8 million in cash for the acquisition. In addition, as of the acquisition date, the Company agreed to issue approximately 100,000 restricted common shares to certain Velio employees hired as part of the transaction. The resulting deferred stock compensation is being amortized to expense over a vesting period of two years using the straight-line method. See Note 10 for forfeitures of restricted shares prior to vesting. The total purchase price was allocated to the estimated fair value of net assets acquired based on management estimates as follows (in thousands):

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

2003
      There were no material acquisitions during 2003.

2002
      During 2002, the Company completed two acquisitions accounted for under the purchase method of accounting. Pro forma statements of earnings information have not been presented because the effect of these

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
2002 acquisitions was not material either on an individual or an aggregate basis. See summary table below (in millions):

Entity Name or Type				Fair Value
of Technology;				of Tangible
Segment Included in;				Net Assets/		Amortizable	In-Process
Description of		Total Purchase	Type of	(Liabilities)		Intangible	Research and	Deferred Stock
Acquired Business	Acquisition Date	Price	Consideration	Acquired	Goodwill	Assets	Development	Compensation

Mylex Business Unit of	August 2002	$50.5	Cash	$14.1	$20.5	$14.0	$1.9	$—
IBM;
Entry-level storage
systems in the Storage
Systems segment and
PCI-RAID products in
the Semiconductor
segment
Digital video product	November 2002	$6.7	Cash	$(0.2)	$2.9	$1.8	$1.0	$1.2
technologies;
Semiconductor segment
      Acquired in-process research and development. The Company did not record any acquired in-process research and development (“IPR&D”) charges in 2004 or 2003. The Company recorded charges of $3 million for the year ended December 31, 2002 associated with IPR&D primarily in connection with an acquisition as summarized in the table below.

					Revenue
	Acquisition		Discount	Percentage of	projections extend
Company	Date	IPR&D	Rate	Completion	through

	(Dollar amounts in millions)
Mylex Division of IBM	August 2002	$1.9	25%	10% to 50%	2006
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
      The percentage of completion for the projects was determined by calculating expenses incurred up to the acquisition date as a percentage of total research and development expenses to bring the projects to technological feasibility.
      A discount rate is used for the projects to account for the risks associated with the inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances, which could impact the estimates described above. As of December 31, 2003, all projects were completed.

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
Note 3 — Restructuring and other items

2004
      The Company recorded net charges of $423.4 million in restructuring of operations and other items for the year ended December 31, 2004, consisting of $433.5 million in charges for restructuring of operations and impairment of long-lived assets and a gain of $10.1 million for other items. Of these charges, $420.2 million was recorded in the Semiconductor segment and $3.2 million was included in the Storage Systems segment.

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
      The Company concluded in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that the Gresham manufacturing facility assets were impaired. Accordingly, an asset write-down of $205.5 million was recorded in the semiconductor segment during the third quarter of 2004. The fair values of equipment and facilities were researched and estimated by management.
      The Company announced workforce reductions of approximately 560 positions worldwide across all job functions and recorded a charge of $14.6 million in the Semiconductor segment for severance and termination benefits.
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

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
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

Fourth quarter of 2004:
      In November 2004, the Company exercised its right to purchase all of the wafer fabrication equipment that had previously been under two operating lease and security agreements. The purchase amount was $332 million. Cash collateral of $311 million associated with the leases was returned to the Company. Termination fees under the lease agreements were not significant. The formerly leased equipment is part of the Gresham manufacturing facility, but was not impaired in the third quarter of 2004 because the Company did not own the equipment until November of 2004, as discussed above. Accordingly, in the fourth quarter of 2004, after purchasing the previously leased equipment, the Company recorded an additional impairment charge of $177.7 million in restructuring of operations and other items within the Semiconductor segment. The charge includes a write-down of $247.7 million to reflect the equipment at fair value, the reversal of a $56.0 million deferred gain previously recorded in non-current liabilities related to the sale-leaseback of equipment during 2003, lease termination fees and the write-off of capitalized lease fees and deferred rent. The fair values of the impaired equipment were researched and estimated by management.
      In the Semiconductor segment, the Company recorded a gain of $0.6 million on the sale of fixed assets that had previously been held for sale; an expense of $11.4 million for the write-down of the Colorado Springs fabrication facility to reflect a decline in fair market value; and an expense of $0.3 million for the write-down of leasehold improvements related to the facility operating leases discussed below and other fixed assets.
      During the third quarter of 2004, the Company reclassified a parcel of land in Japan with a book value of $1.4 million from a long-term asset to a current asset held for sale. The land was part of the total assets in the Semiconductor segment. The land was sold in the fourth quarter of 2004 and a gain of $0.2 million was recorded.
      As part of the restructuring program initiated in the third quarter, the Company decided to discontinue development of a product line in the Semiconductor segment that had been acquired in connection with the Datapath acquisition in 2000. As a result, an analysis of the future net cash flows related to the affected product line was performed and the Company determined that certain acquired intangible assets were impaired. An impairment charge of $4.7 million for the write-down of the acquired intangible assets to fair market value was recorded in the Semiconductor segment.
      In the fourth quarter of 2004, the Company consolidated additional non-manufacturing facilities and recorded $1.9 million for costs associated with exiting certain operating leases for real estate as the facilities ceased being used. An expense of $0.5 million was recorded to reflect the change in time value of accruals for facility lease termination costs. Previously accrued lease termination fees of $0.3 million were reversed as the result of favorable negotiations to terminate those contracts.
      The Company recorded $2.5 million for additional severance and termination benefits in the Semiconductor segment related to the workforce reductions described in the third quarter of 2004 above, primarily in Europe and the United States due to changes in estimates.
      In our Storage Systems segment, during the fourth quarter, we initiated realignment of our product portfolio and overhead cost structures driven by the future operating and financial performance goals of the Storage Systems segment. In connection with this action the Company recorded a $1.5 million charge for severance and termination benefits for 70 employees across multiple activities and functions. In addition, the Company recorded a charge of $1.7 million for the write-off of previously capitalized software development

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
costs. The Company cancelled the related project based upon the determination that this project would not achieve the desired future financial performance goals.
      Assets held for sale of $11 million and $30 million were included as a component of prepaid expenses and other current assets as of December 31, 2004 and December 31, 2003, respectively. Assets classified as held for sale are not depreciated. The fair values of impaired equipment and facilities were researched and estimated by management. Given that current market conditions for the sale of older fabrication facilities and related equipment may fluctuate due to demand for used semiconductor equipment, there can be no assurance that the Company will realize the current net carrying value of the assets held for sale. The Company reassesses the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary.
      The following table sets forth our restructuring reserves as of December 31, 2004, which are included in other accrued liabilities on the balance sheet:

	Balance at	Restructuring	Release of	Utilized	Balance at
	December 31,	Expense	Reserve	During	December 31,
	2003	2004	2004	2004	2004

	(In thousands)
Write-down of excess assets and decommissioning costs(a)	$2,661	$404,723	$(760)	$(405,417)	$1,207
Lease terminations and maintenance contracts(b)	21,021	11,388	(665)	(11,679)	20,065
Facility closure and other exit costs(c)	2,136	64	—	(1,657)	543
Payments to employees for severance(d)	874	18,812	(18)	(12,260)	7,408

Total	$26,692	$434,987	$(1,443)	$(431,013)	$29,223

(a)	The amounts utilized in 2004 reflect $411.6 million of non-cash write-downs of long-lived assets in the U.S. due to impairment and $0.8 million in cash payments to decommission and sell assets, offset by a $7.0 million realized gain on the sale of fixed assets previously held for sale. The write-downs of long-lived assets were accounted for as a reduction of the assets and did not result in a liability. The $1.2 million balance as of December 31, 2004, relates to machinery and equipment decommissioning costs in the U.S. and estimates of selling costs for assets held for sale and is expected to be utilized during 2005.

(b)	Amounts utilized represent cash payments. The balance remaining for primarily real estate lease terminations and maintenance contracts will be paid during the remaining terms of these contracts, which extend through 2011.

(c)	Amounts utilized represent cash payments. The balance remaining for facility closure and other exit costs will be paid during 2005.

(d)	Amounts utilized represent cash severance payments to 495 employees during the year ended December 31, 2004. The balance remaining for severance benefits is expected to be paid by the end of 2005.

Other Items:
      During the second quarter of 2004, the Company reclassified a parcel of land in Colorado with a book value of $1.4 million from a long-term asset to a current asset held for sale. The land is part of total assets in the Semiconductor segment. The Company expects to sell the property within the next 12 months for an amount in excess of book value.
      During the third quarter of 2004, the Company entered into two new lease agreements for wafer fabrication equipment. The equipment was previously on lease immediately prior to the closing of the new

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
lease agreements. The Company had capitalized and was amortizing fees related to the previous leases. Upon entering into the new lease agreements, $2.5 million in remaining unamortized fees for the previous leases were recorded as an expense in the statement of operations.
      During the third quarter of 2004, the Company discontinued hedge accounting treatment on the interest rate swap related to the equipment operating leases that were refinanced and recorded the $3.8 million balance in accumulated comprehensive income as a gain in the statement of operations (see Note 8).
      During the fourth quarter of 2004, the Company released $8.8 million in accruals that were established in years prior to 2004, because management determined that the accruals were no longer necessary.

2003
      The Company recorded net charges of $181 million in restructuring of operations and other items for the year ended December 31, 2003 consisting of $183 million in charges for restructuring of operations and a gain of $2 million for other items. Of these charges, $166 million was recorded in the Semiconductor segment and $15 million was included in the Storage Systems segment.

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
      In June 2003, the Company announced the decision to sell the Tsukuba, Japan manufacturing facility. During the second quarter, a charge of $73 million was recorded in the Semiconductor segment to write-down fixed assets to their fair market value. The fair value was reclassified from property, plant and equipment to other current assets to reflect the intention to dispose of the facility within the next twelve months. In addition,

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
approximately $2 million in restructuring charges were recorded in the second quarter for severance and other exit costs. See further discussion in the third quarter below.
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
      In September 2003, the Company decided to discontinue development programs and to refocus sales and marketing efforts for certain product lines in the Semiconductor segment. As a result of an analysis of future net cash flows related to the affected product lines, it was determined that certain acquired intangible assets were impaired. An impairment charge of $21 million related to the write-down of the acquired intangible assets to fair market value was recorded in the third quarter of 2003. These intangible assets were originally acquired in connection with the acquisition of C-Cube Microsystems in the second quarter of 2001. In addition, $3 million in restructuring charges were recorded in the third quarter of 2003. These charges related to severance and termination benefits for 97 employees primarily involved in research and development and for certain contract termination costs and fixed asset write-downs due to impairment. The severance benefits were paid during the third quarter of 2003.

Fourth quarter of 2003:
      In the fourth quarter of 2003, the Company reversed approximately $2 million of previously accrued restructuring expenses. The reversal was primarily due to the combination of a favorable negotiation to terminate leases for real property and severance payments that were lower than expected due to the timing of the sale of the Japan manufacturing facility to Rohm. An expense of $1 million recorded to reflect the change in time value of accruals for facility lease termination costs and the write-down of fixed assets due to impairment. Certain other reclassifications were made between asset decommissioning costs and other facility closure costs to reflect changes in management estimates for the remaining costs for these activities.

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
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
      The following table sets forth the Company’s restructuring reserves as of December 31, 2003, which are included in other accrued liabilities on the balance sheet:

	Balance at	Restructuring	Release of	Utilized	Balance at
	December 31,	Expense	Reserve and	During	December 31,
	2002	2003	Reclassifications	2003	2003

	(In thousands)
Write-down of excess assets and decommissioning costs(a)	$6,008	$147,454	$(6,422)	$(144,379)	$2,661
Lease terminations and maintenance contracts(b)	6,757	23,444	(1,146)	(8,034)	21,021
Facility closure and other exit costs(c)	8,129	1,072	1,203	(8,268)	2,136
Payments to employees for severance(d)	1,391	18,095	(928)	(17,684)	874

Total	$22,285	$190,065	$(7,293)	$(178,365)	$26,692

(a)	The amounts utilized in 2003 reflect $142 million of non-cash write-downs of amortizable intangible and other long-lived assets in the U.S. and Japan due to impairment, and $2 million in cash payments to decommission and sell assets. The write-downs of the intangible and other long-lived assets were accounted for as a reduction of the assets and did not result in a liability. The $3 million balance as of December 31, 2003 relates to machinery and equipment decommissioning costs in U.S. and estimates of selling costs for assets held for sale.

(b)	Amounts utilized represent cash payments. The balance remaining for primarily real estate lease terminations and maintenance contracts will be paid during the remaining terms of these contracts, which extend through 2011.

(c)	Amounts utilized represent cash payments.

(d)	Amounts utilized represent cash severance payments to 777 employees during 2003. The $0.9 million balance as of December 31, 2003 was paid during 2004.

Other items:
      A gain of approximately $2.2 million was recorded in restructuring and other items, net during the second quarter of 2003 associated with additional sales of intellectual property associated with the CDMA handset product technology.

2002
      The Company recorded approximately $67.1 million in restructuring of operations and other items for the year ended December 31, 2002, consisting of $75.2 million for restructuring of operations, and a gain of $8.1 million for other items, including the gain on sale of CDMA handset product technology. Restructuring of operations and other items were primarily included in the Semiconductor segment; the restructuring expense included in the Storage Systems segment was not significant.

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)

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
      During the fourth quarter of 2002, the Company reversed approximately $5 million of previously accrued restructuring expenses. As a result of the Company’s decision to terminate fewer employees than the original plan contemplated in Tsukuba, Japan, previously accrued restructuring expenses were reversed for termination benefits, including outplacement costs and certain contract termination fees of $7 million. This was offset by additional expense accruals of $2 million for costs related to the previously announced closure of the Colorado Springs fabrication facility. Certain other reclassifications were made between lease and contract terminations and facility closure and other exit costs to reflect changes in management estimates for the remaining costs for these activities.
      In September 2002, the Company recorded $13 million of additional fixed asset write-downs to reflect the decrease in the fair market value of the assets during the period.
      The following table sets forth the Company’s restructuring reserves as of December 31, 2002, which are included in other accrued liabilities on the balance sheet:

	Balance at	Restructuring	Release of	Utilized	Balance at
	December 31,	Expense	Reserve and	During	December 31,
	2001	2002	Reclassifications	2002	2002

	(In thousands)
Write-down of excess assets and decommissioning costs(a)	$3,762	$38,918	$5,147	$(41,819)	$6,008
Lease terminations and maintenance contracts(c)	10,695	12,871	(10,559)	(6,250)	6,757
Facility closure and other exit costs(c)	14,153	415	4,058	(10,497)	8,129
Payments to employees for severance(b)	724	27,490	(3,150)	(23,673)	1,391

Total	$29,334	$79,694	$(4,504)	$(82,239)	$22,285

(a)	Amounts utilized in 2002 reflect a non-cash write-down of fixed assets in the U.S. and Japan due to impairment of $38.3 million and cash payments for machinery and equipment decommissioning costs of $3.5 million. The fixed asset write-downs were accounted for as a reduction of the assets and did not result in a liability. The $6.0 million balance as of December 31, 2002 relates to machinery and equipment decommissioning costs in the U.S. and selling costs for assets held for sale.

(b)	Amounts utilized represent cash severance payments to 1,290 employees during the year ended December 31, 2002. The $1.4 million balance as of December 31, 2002 was paid during 2003.

(c)	Amounts utilized represent cash payments.

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)

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
Note 4 — Segment and Geographic Information
      The Company operates in two reportable segments: the Semiconductor segment and the Storage Systems segment. The Storage Systems segment may also be referred to as Engenio. In the Semiconductor segment, the Company uses advanced deep sub-micron process technologies and comprehensive design methodologies to design, develop, manufacture and market highly complex integrated circuits. These system-on-a-chip solutions include both application specific integrated circuits, commonly referred to as ASICs, and application specific standard products in silicon, or ASSPs. Semiconductor segment product offerings also include host bus adapters, RAID adapters and related products, and services. In the Storage Systems segment, the Company designs, manufactures and sells high-performance, highly scalable open storage area network systems and storage solutions to original equipment manufacturers and a specialized network of resellers. The Storage Systems’ products are sold as complete storage systems or sub-assemblies configured from modular components, including our disk array controller boards and related enclosures, disk drive enclosures and related management software.
      In November 2003, the Company announced its intention to separate its majority-owned subsidiary, Engenio, from the Company and create an independent storage systems company. The separation of Engenio from the Company, including the transfer of related assets, liabilities and intellectual property rights, was substantially completed in December 2003. The Company has entered into agreements to address various arrangements between Storage Systems and the Company as discussed in Note 13. The separation agreements did not materially change the reported assets or results of operations for the Storage Systems segment during 2004 when compared to prior years.
      Information about profit or loss and assets. The following is a summary of operations by segment for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Revenues:
Semiconductor	$1,248,531	$1,269,708	$1,481,386
Storage Systems	451,633	423,362	335,552

Total	$1,700,164	$1,693,070	$1,816,938

Income/(loss) from operations:
Semiconductor	$(449,686)	$(295,710)	$(290,017)
Storage Systems	13,337	23,094	25,204

Total	$(436,349)	$(272,616)	$(264,813)

      Intersegment revenues for the periods presented above were not significant. Restructuring of operations and other items were included in both segments.

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
      The following is a summary of total assets by segment as of December 31, 2004, 2003 and 2002:

	December 31,

	2004	2003	2002

	(In thousands)
Total assets:
Semiconductor	$2,549,016	$3,115,610	$3,721,282
Storage Systems	324,985	332,291	291,454

Total	$2,874,001	$3,447,901	$4,012,736

      Significant Customers. The following table summarizes the number of our significant customers, each of whom accounted for 10% or more of our revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment:

	Year Ended December 31,

	2004	2003	2002

Semiconductor segment:
Number of significant customers	—	1	1
Percentage of segment revenues	—	18%	22%
Storage Systems segment:
Number of significant customers	3	3	3
Percentage of segment revenues	54%, 14%, 12%	52%, 14%, 11%	36%, 20%, 15%
Consolidated:
Number of significant customers	1	2	1
Percentage of consolidated revenues	16%	15%, 13%	18%
      Information about geographic areas. The Company’s significant operations outside the United States include sales offices in Europe, Asia and Japan. The following is a summary of revenues and long-lived assets by entities located within the indicated geographic areas.

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Revenues:
North America	$852,453	$863,620	$905,323
Asia, including Japan	655,077	677,266	748,906
Europe	192,634	152,184	162,709

Total	$1,700,164	$1,693,070	$1,816,938

	December 31,

	2004	2003	2002

	(In thousands)
Long-lived assets:
North America	$380,527	$865,567	$968,976
Asia, including Japan	37,870	50,471	133,953
Europe	3,686	4,623	5,559

Total	$422,083	$920,661	$1,108,488

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
      In 2004, Engenio formed new subsidiaries within Europe. These subsidiaries recorded approximately $48 million in revenues. In prior years, all revenues generated by Engenio in Europe were reported in North America.
      Long-lived assets consist of net property and equipment, capitalized software and other long-term assets, excluding long-term deferred tax assets.
Note 5 — Cash, Cash Equivalents and Investments

	December 31,

	2004	2003

	(In thousands)
Cash and cash equivalents
Cash in financial institutions	$51,172	$108,989

Cash equivalents:
Overnight deposits and money market funds	146,292	103,185
Commercial paper	18,260	39,294
Corporate and municipal debt securities	—	11,370
U.S. government and agency securities	2,999	6,844

Total cash equivalents	167,551	160,693
Total cash and cash equivalents	$218,723	$269,682

Available-for-sale debt securities
Asset and mortgage-backed securities	$292,898	$345,625
U.S. government and agency securities	234,787	104,173
Corporate and municipal debt securities	68,177	90,730
Auction rate preferred stock	—	3,150
Foreign debt securities	—	329

Total short-term investments	$595,862	$544,007

Long-term investments in equity securities
Marketable equity securities	$28,372	$22,912
Non-marketable equity securities	9,307	12,543

Total long-term investments in equity securities	$37,679	$35,455

      Contractual maturities of available-for-sale debt securities as of December 31, 2004 were as follows (in thousands):

Due within one year	$77,090
Due in 1-5 years	330,152
Due in 5-10 years	45,175
Due after 10 years	143,445

Total	$595,862

      The maturities of asset and mortgage-backed securities were allocated based on contractual principal maturities assuming no prepayments.
      Net realized gains on sales of available-for-sale debt securities were $1 million, $10 million and $8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
      The Company realized pre-tax gains of $8 million related to the following for the year ended December 31, 2004:

•	A $3 million pre-tax gain associated with marketable available-for-sale equity securities of a certain technology company that was acquired by another technology company in the first quarter of 2004; and

•	A $5 million pre-tax gain related to the sales of certain marketable available-for-sale equity securities in the second quarter of 2004.
      The above pre-tax gains were recorded under interest income and other, net in Consolidated Statements of Operations.
      The following table includes the details of pre-tax losses related to investments in equity securities that the Company has recorded. Management believed that the declines in value were other than temporary.

	Non-Marketable	Marketable
	Equity	Equity
	Investments	Investments

	(In millions)
Pre-tax loss:
Year ended December 31, 2004	$3.3	$4.1
Year ended December 31, 2003	7.9	2.7
Year ended December 31, 2002	15.5	6.0
Total carrying value of impaired investments as of December 31, 2004	$4.8	$2.9
Investments in available-for-sale securities

	Adjusted	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In thousands)
December 31, 2004
Short-term debt securities	$600,527	$728	$(5,393)	$595,862
Long-term marketable equity securities	5,912	22,460	—	28,372
December 31, 2003
Short-term debt securities	544,540	1,900	(2,433)	544,007
Long-term marketable equity securities	10,406	12,506	—	22,912
      The following table shows the gross unrealized losses and fair values of the Company’s investments that have been in a continuous unrealized loss position for less than and greater than 12 months, aggregated by investment category as of December 31, 2004.

	Less than 12 Months		Greater than 12 Months

	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

	(In thousands)
Asset and mortgage-backed securities	$107,680	$1,177	$38,287	1,192
U.S. government and agency securities	167,660	2,321	13,822	383
Corporate and municipal debt securities	52,029	320	—	—

	$327,369	$3,818	$52,109	$1,575

      Marketable Debt Securities. The Company’s investments in marketable debt securities primarily consist of asset-backed, mortgage-backed, U.S. government, U.S. agency, corporate and municipal debt securities.

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
The unrealized losses on the Company’s investments in marketable debt securities were primarily caused by rising interest rates. The Company frequently monitors the credit quality of its investments in marketable debt securities and, as of December 31, 2004, there were no known material problems with issuer credit quality. Since the unrealized losses were primarily the result of changes in interest rates rather than credit quality, the Company considered these unrealized losses to be temporary as of December 31, 2004.

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
Note 6 — Balance Sheet Detail

	December 31,

	2004	2003

	(In thousands)
Inventories:
Raw materials	$20,022	$15,352
Work-in-process	106,818	116,340
Finished goods	92,060	66,825

	$218,900	$198,517

Prepaid expenses and other current assets:
Deferred tax assets	$5,661	$8,116
Assets held for sale	11,034	29,883
Current portion of assets and deposits	—	57,805
Prepaid expense and other current assets	43,042	50,843

	$59,737	$146,647

Property and equipment:
Land	$31,305	$37,569
Buildings and improvements	109,891	359,402
Equipment	463,271	667,899
Furniture and fixtures	30,697	30,567
Leasehold improvements	30,608	34,226
Construction in progress	10,622	26,903

	676,394	1,156,566
Accumulated depreciation and amortization	(364,478)	(675,077)

	$311,916	$481,489

Depreciation for property and equipment totaling $86 million, $149 million and $206 million was included in the Company’s results of operations during 2004, 2003 and 2002, respectively
Other assets:
Deferred tax assets	$5,044	$7,484
Software, net	22,959	21,755
Investment in equity securities	37,679	35,455
Debt issuance costs, net	11,901	17,123
Other assets	37,628	46,663

	$115,211	$128,480

Software amortization totaling $12 million, $25 million and $43 million was included in the Company’s results of operations during 2004, 2003 and 2002, respectively
Other accrued liabilities:
Accrued expenses	$87,094	$105,870
Warranty reserves	10,040	9,474
Restructuring reserves	29,223	26,692
Sales tax payable	11,118	6,532
Interest payable	4,803	5,289

	$142,278	$153,857

Tax related liabilities and other:
Other long-term tax-related liabilities	$77,313	$77,161
Deferred gain on sale of equipment under operating lease	—	56,601
Liability for the fair value of residual value guarantees on operating lease	—	6,700
Other long-term liabilities	257	634

	$77,570	$141,096

Accumulated other comprehensive income:
Net unrealized gains on available-for-sale securities, net of tax of $6,228 and $4,190	$11,567	$7,783
Unrealized gain on cash-flow hedges, net of tax of $-and $698	—	1,995
Foreign currency translation adjustments	26,383	24,435

	$37,950	$34,213

      The Company recorded, as a component of cost of revenues, additional excess inventory and related charges of $46 million for the year ended December 31, 2002. The charges were due to underutilization

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
related to a temporary idling of the Company’s fabrication facilities due to reduced demand and a sudden and significant decrease in forecasted revenue. The charges were calculated in accordance with the Company’s policy, which is primarily based on inventory levels in excess of 12 months’ judged demand for each specific product.
      An allocation of interest costs incurred on borrowings during a period required to complete construction of the asset was capitalized as part of the historical cost of acquiring certain assets. No interest was capitalized during 2004 and 2003. Gross capitalized interest included in property and equipment totaled $29 million at December 31, 2003. Accumulated amortization of capitalized interest was $22 million at December 31, 2003. Capitalized interest, net of accumulated amortization was written-off in the third quarter of 2004 as a result of the impairment of the Gresham manufacturing facility (see Note 3).
      Other long-term tax-related liabilities includes $37 million in income taxes payable as of December 31, 2004 and 2003.
Note 7 — Intangible Assets and Goodwill
      Intangible assets by reportable segment are comprised of the following (in thousands):

	December 31, 2004		December 31, 2003

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Semiconductor:
Current technology	$318,402	$(239,973)	$319,364	$(195,837)
Trademarks	29,685	(20,496)	29,684	(15,981)
Customer base	8,788	(1,198)	—	—
Non-compete agreements	849	(195)	—	—
Existing purchase orders	200	(200)	—	—

Subtotal	357,924	(262,062)	349,048	(211,818)
Storage Systems:
Current technology	50,039	(41,424)	50,039	(33,802)
Trademarks	3,750	(2,950)	3,750	(2,458)
Customer base	5,010	(3,420)	5,010	(2,540)
Supply agreement	7,247	(5,657)	7,247	(3,240)

Subtotal	66,046	(53,451)	66,046	(42,040)

Total	$423,970	$(315,513)	$415,094	$(253,858)

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
      Amortization expense and the weighted average lives of intangible assets are shown in the table below:

	Weighted	Year Ended December 31,
	Average Lives
	(in months)	2004	2003	2002

		(In thousands)
Current technology	79	$65,153	$67,742	$70,713
Trademarks	83	5,007	5,334	6,248
Customer base	68	2,078	856	836
Supply agreement	36	2,417	2,420	820
Non-compete agreements	46	195	—	—
Existing purchase orders	9	200	—	—

Total	78	$75,050	$76,352	$78,617

      The estimated future amortization expense of intangible assets as of December 31, 2004 is as follows (in millions):

Fiscal Year:	Amount:

2005	$63
2006	31
2007	7
2008	4
2009	3

$108

      The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows (in thousands):

	Semiconductor	Storage Systems
	Segment	Segment	Total

Balance as of December 31, 2002	$887,990	$80,474	$968,464

Adjustment to goodwill acquired in prior periods	2	17	19

Balance as of December 31, 2003	$887,992	$80,491	$968,483

Goodwill acquired during the year	8,106	—	8,106
Adjustment to goodwill acquired in a prior year for the resolution of a pre-acquisition income tax contingency	(4,463)	—	(4,463)
Adjustment to goodwill acquired in prior periods	—	142	142
Purchase of minority interest	862	—	862

Balance as of December 31, 2004	$892,497	$80,633	$973,130

      As a result of the decline in revenues in the semiconductor industry, the corresponding decline in the Company’s outlook as of the latter part of the third quarter of 2004 and the conclusion that the Gresham manufacturing facility was impaired (see Note 3), the Company reviewed goodwill by reporting unit for impairment as of September 30, 2004, which was updated as of December 31, 2004. The Company concluded that goodwill was not impaired under the first step of the test for impairment, as described in Note 1, as of September 30, 2004 and December 31, 2004. The Company’s next annual test for the impairment of goodwill

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
will be performed in the fourth fiscal quarter in 2005. The annual impairment test performed as of December 31, 2003 indicated that goodwill was not impaired.
Note 8 — Derivative Instruments

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
      The Company enters into forward contracts that are designated as foreign currency cash-flow hedges of forecasted payments in Euros. Changes in the fair value of the forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in interest income and other, net. There were no such hedges outstanding at December 31, 2004. As of December 31, 2003, the Company held forward contracts designated as foreign currency cash flow hedges of forecasted Euro payment transactions that were set to expire over a twelve-month period. For the years ended December 31, 2003 and 2004, the change in time value of these forward contracts was not significant. There were no unrealized gains or losses included in accumulated other comprehensive income as of December 31, 2003 and 2004. There was a $1 million hedge benefit reflected in the income statement for the year ended December 31, 2003. The hedge expense reflected in the income statement for the year ended December 31, 2004 was not material. The Company did not record any gains or losses due to hedge ineffectiveness for the years ended December 31, 2003 and 2004.
      The Company entered into purchased currency option contracts that were designated as foreign currency cash-flow hedges of third-party Yen revenue exposures. Changes in the fair value of currency option contracts due to changes in time value were excluded from the assessment of effectiveness and were recognized in interest income and other, net. During the second quarter of 2003, the Company terminated all outstanding purchased currency options hedging previously forecasted Yen revenues because the underlying revenue agreements were modified to be denominated in U.S. dollars. At the time the options were terminated, there were no unrealized gains or losses in accumulated other comprehensive income. For the year ended December 31, 2003, the change in option time value was approximately $1 million. During the year ended December 31, 2003, amounts reclassified to revenues from other comprehensive income were not significant. The Company did not record any gains or losses due to hedge ineffectiveness for the year ended December 31, 2003. There were no option contracts outstanding as of December 31, 2004 and 2003.
      In October 2003, the Company entered into a forward contract to protect the U.S. dollar value of a portion of the net investment in the Company’s wholly-owned Japanese subsidiary denominated in Yen. The derivative was designated as and qualified as a net investment hedge and was recorded as an asset or liability in the statement of financial position while the forward contract was outstanding. The forward contract was settled in December 2003, and the realized loss of approximately $0.5 million has been recorded in accumulated other comprehensive income until such time as the subsidiary has been liquidated. The time value of the forward contract was excluded from the assessment of hedge effectiveness.
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

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)

Interest rate risk
      With the objective of protecting cash flows and earnings of the Company from the impact of fluctuations in interest rates, while minimizing the cost of capital, the Company may enter into or terminate interest rate swaps, such as the below mentioned transactions.
      The Company entered into interest rate swap transactions (the “Swaps”) with several investment banks in June 2002. The Swaps were entered into to convert the fixed rate interest expense on the Company’s 4% and 4.25% Convertible Subordinated Notes (“Convertible Notes”) to a floating rate based on LIBOR (see Note 9). The Swaps qualified for hedge accounting as fair value hedges, with changes in the fair value of the interest rate risk on the Convertible Notes being offset by changes in the fair values of the Swaps recorded as a component of interest expense. Before the termination described below, the difference between the changes in the fair values of the derivative and the hedged risk resulted in a benefit to interest expense of $1 million for the year ended December 31, 2003.
      In the second quarter of 2003, the Company terminated Swaps with a notional amount of $740 million. The deferred gain of $44 million from the termination of these Swaps was included as a component of the Convertible Notes. Deferred gains on terminated Swaps associated with Convertible Notes repurchased or redeemed during 2004 and 2003 were written-off as part of the net gain or loss on redemption of the Convertible Notes. As of December 31, 2004, a deferred gain of $10 million was included as a component of the Convertible Notes and is being amortized as an adjustment to interest expense using the effective-interest method over the remaining term of the hedged Convertible Notes (see Note 9).
      In the second quarter of 2003, the Company entered into an interest rate swap transaction to effectively convert the LIBOR-based floating rate interest payments on operating leases for wafer fabrication equipment, with an initial notional amount of $395 million, to a fixed interest rate (the “Lease Swap”). The Lease Swap qualified to be accounted for as a cash-flow hedge of the forecasted interest payments attributable to the benchmark interest rate on the operating leases for the wafer fabrication equipment through September 2006. An expense of approximately $2 million was recorded to cost of revenues as the lease payments were made in 2004. In August 2004, the Company entered into two new equipment operating leases for the wafer fabrication equipment that was previously on the above-mentioned leases. As a result of entering into the new leases, the hedged forecasted interest payments were no longer probable. Hedge accounting treatment was discontinued prospectively and the balance in accumulated other comprehensive income was immediately recorded as a gain of $3.8 million in restructuring and other items in the statement of operations. In September 2004, the Company terminated the Lease Swap.
Note 9 — Debt

				December 31,
		Interest	Conversion
	Maturity	Rate*	Price	2004	2003

				(In thousands)
2003 Convertible Subordinated Notes	2010	4.00%	$13.4200	$350,000	$350,000
2001 Convertible Subordinated Notes	2006	4.00%	$26.3390	421,500	490,000
Deferred gain on terminated swap				10,346	25,416
Capital lease obligations				129	567

				781,975	865,983
Current portion of long-term debt and capital lease obligations				(129)	(377)

Long-term debt and capital lease obligations				$781,846	$865,606

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)

*	The interest rate on a portion of the Convertible Subordinated Notes was converted to floating rates through interest rate swaps. Interest rate swaps with a notional amount of $740 million were terminated in the second quarter of 2003 (see Note 8). The weighted average interest rate on the Convertible Notes, after adjusting for the impact of the interest rate swaps, for the years ended December 31, 2004 and 2003, was 4.00% and 3.30%, respectively.
      As of December 31, 2004, we have $422 million of Convertible Subordinated Notes due in October 2006 (“2001 Convertible Notes”) and $350 million of Convertible Subordinated Notes due in May 2010 (“2003 Convertible Notes”). All of the Convertible Notes are subordinated to all existing and future senior debt and are convertible at the holder’s option, at any time prior to the maturity date of the Convertible Notes, into shares of our common stock. The 2001 and 2003 Convertible Notes have conversion prices of approximately $26.34 per share and $13.42 per share, respectively. The 2001 Convertible Notes are redeemable at our option, in whole or in part, on at least 30 days notice at any time on or after the call date, which is two years before the due date. We cannot elect to redeem the 2003 Convertible Notes prior to maturity. Each holder of the 2001 and 2003 Convertible Notes has the right to cause us to repurchase all of such holder’s Convertible Notes at 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change to us, which includes a transaction or event such as an exchange offer, liquidation, tender offer, consolidation, merger or combination. Interest is payable semiannually. The proceeds of the 2003 Convertible Notes were used to repurchase $288 million of the 1999 and 2000 Convertible Notes during the second quarter of 2003. The Company paid approximately $14 million and $11 million in debt issuance costs related to the 2001 and 2003 Convertible Notes, respectively, that are being amortized using the interest method. As of December 31, 2004 and 2003, total debt issuance costs, net are included in other long-term assets (see Note 6).
      Aggregate principal payments required on outstanding capital lease and debt obligations are $0.1 million and $421.5 million for the years ending December 31, 2005 and 2006, respectively, and $350 million in 2010.
      The Company paid $33 million, $42 million and $47 million in interest during 2004, 2003 and 2002, respectively.
      At December 31, 2004, the estimated fair values of the 2001 and 2003 Convertible Notes were $417 million and $326 million, respectively.
      Approximately $28 million of the proceeds from issuance of the 2003 Convertible Notes were used to purchase call spread options on LSI’s common stock (the “Call Spread Options”). The Call Spread Options, including fees and costs, have been accounted for as capital transactions in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Call Spread Options cover approximately 26.1 million shares of Company common stock, which is the number of shares that are initially issuable upon conversion of the 2003 Convertible Notes in full. The Call Spread Options are designed to mitigate dilution from conversion of the 2003 Convertible Notes in the event that the market price per share of the Company’s common stock upon exercise of the Call Spread Options is greater than $13.42 and is less than or equal to $23.875. The Call Spread Options may be settled at the Company’s option in either net shares or in cash and expire in 2010. Settlement of the Call Spread Options in net shares on the expiration date would result in the Company receiving a number of shares, not to exceed 26.1 million shares, of our common stock with a value equal to the amount otherwise receivable on cash settlement. Should there be an early unwinding of the Call Spread Options, the amount of cash or net shares potentially receivable by the Company will be dependent upon then existing overall market conditions, and on the Company’s stock price, the volatility of the Company’s stock and the amount of time remaining on the Call Spread Options.
      During 2004, the Company repurchased approximately $69 million of the 2001 Convertible Notes. During 2003, the Company repurchased/redeemed $325 million and $385 million of the 1999 and 2000 Convertible Notes, respectively. During 2004, a net pre-tax gain of approximately $2 million and during 2003,

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
a net pre-tax loss of approximately $4 million were recognized in interest income and other, net, for the repurchases/redemptions. The pre-tax gain or loss is net of the write-off of debt issuance costs and a portion of the deferred gain on the terminated Swaps (see Note 8).
Note 10 — Common Stock, Stock-Based Compensation and Other Employee Compensation Plans
      Stock option plans. The Company has stock-based compensation plans to grant stock options or restricted stock awards to officers, employees and consultants. Under these plans, the Company may grant stock options with an exercise price that is no less than the fair market value of the stock on the date of grant. The term of each option is determined by the Board of Directors and has generally been ten years. Options granted on or after February 12, 2004 will generally have a term of seven years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant. Under the 2003 Equity Incentive Plan (“2003 Plan”), the Company may also grant restricted stock awards. No participant may be granted more than 0.5 million shares of restricted stock in any year. The vesting requirements for the restricted stock awards are determined by the Board of Directors. As of December 31, 2004, the 2003 Plan, the 1999 Nonstatutory Stock Option Plan (“1999 Plan”) and the 1991 Equity Incentive Plan (“1991 Plan”) have 10 million, 18 million and 31 million common shares available for future grants, respectively.
      The 1995 Director Option Plan, as amended (“1995 Director Plan”), provides for an initial grant to new directors of options to purchase 30,000 shares of common stock and subsequent automatic grants of options to purchase 30,000 shares of common stock each year thereafter. The initial grants vest in annual increments of 25% per year, commencing one year from the date of grant. Subsequent option grants become exercisable in full six months after the grant date. The exercise price of the options granted is equal to the fair market value of the stock on the date of grant. As of December 31, 2004, there are 1 million shares available for future grants under the 1995 Director Plan.
      There are a total of 127 million shares of common stock reserved for issuance upon exercise of options, including options available for future grants, outstanding under all stock option plans.
      Stock option exchange program. On August 20, 2002, the Company filed with the Securities and Exchange Commission an offer to exchange stock options outstanding under the 1991 Plan and the 1999 Plan for new options. Under the exchange offer, eligible employees had the opportunity to exchange eligible stock options for the promise to grant new options under the 1999 Plan. Directors and executive officers of the Company were not eligible to participate in this program. The exchange offer expired on September 18, 2002, and the Company accepted options to purchase an aggregate of 16,546,370 shares for exchange. On March 20, 2003, the Company granted a new option that covered two shares of LSI Logic common stock for every three shares covered by an option that an employee had elected to exchange. The exercise price per share of the new options was equal to the fair market value of the Company’s common stock on the grant date. The Company granted options to purchase 10,691,139 shares at an exercise price of $5.06 per share. The exchange program did not result in the recording of any compensation expense in the statement of operations.

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
      The following table summarizes the Company’s stock options for each of the years ended December 31, 2004, 2003 and 2002 (share amounts in thousands):

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Number of	Price per	Number of	Price per	Number of	Price per
	Shares	Share	Shares	Share	Shares	Share

Options outstanding at January 1,	69,166	$15.17	57,065	$18.24	73,997	$22.44
Options assumed in acquisitions	—	—	—	—	—	—
Options canceled	(7,993)	(14.01)	(7,282)	(16.39)	(23,751)	(30.57)
Options granted	7,450	7.39	20,191	6.56	8,425	14.21
Options exercised	(890)	(5.87)	(808)	(5.94)	(1,606)	(8.57)

Options outstanding at December 31,	67,733	$14.57	69,166	$15.17	57,065	$18.24

Options exercisable at December 31,	44,301	$17.54	38,936	$18.03	34,333	$17.02

      During the years ended December 31, 2004, 2003 and 2002, all options were granted at an exercise price equal to the market value of the Company’s common stock at the date of grant.
      Significant option groups outstanding as of December 31, 2004 are as follows (share amounts in thousands):

	Outstanding			Exercisable

			Weighted		Weighted
			Average		Average
		Remaining	Exercise		Exercise
Options with Exercise	Number	Contractual Life	Price per	Number of	Price per
Price Ranging from:	of Shares	(Years)	Share	Shares	Share

$ 0.06 to $ 5.00	3,520	6.67	$4.47	331	$3.64
$ 5.01 to $10.00	24,974	6.78	7.14	12,599	7.83
$10.01 to $15.00	13,853	4.72	12.18	9,499	12.64
$15.01 to $20.00	10,024	5.47	17.24	7,931	17.32
$20.01 to $25.00	7,758	5.97	22.11	6,337	22.08
$25.01 to $30.00	3,352	4.58	29.19	3,352	29.19
$30.01 to $72.25	4,252	5.17	42.75	4,252	42.75

	67,733	5.86	$14.57	44,301	$17.54

      Restricted stock awards of LSI common stock granted during the years ended December 31, 2004, 2003 and 2002 are as follows (share amounts in thousands):

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Restricted stock awards granted	892	$6.75	—	$—	179	$6.74
      Forfeitures of stock options and restricted stock awards prior to vesting. During 2004, forfeitures were recorded related to certain stock options assumed in connection with the Datapath acquisition that occurred in July 2000 and certain restricted shares issued in connection with the acquisition of Velio in April 2004, the acquisition of Accerant in May 2004 and restricted shares issued to employees of the Company during 2004.

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
During 2003, forfeitures were recorded related to certain restricted shares issued in connection with the AMI acquisition that occurred in August 2001.
      Stock purchase plans. The Company has Employee Stock Purchase Plans under which rights are granted to all employees to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of a 12-month offering period or the end of each six-month purchase period within such an offering period. The maximum number of shares that can be purchased in a single purchase period is 1,000 shares per employee. Sales under the Employee Stock Purchase Plans in 2004, 2003 and 2002 were approximately 5.0 million, 5.6 million and 4.8 million shares of common stock at an average price of $4.60, $4.85 and $7.67 per share, respectively. In May 2004, the stockholders approved an increase in the number of shares of common stock reserved for issuance under the Company’s Employee Stock Purchase Plan by 10 million shares. There were approximately 16 million shares of common stock reserved for issuance under the Employee Stock Purchase Plan as of December 31, 2004. The Employee Stock Purchase Plan for employees in the United States (“US ESPP”) includes an annual replenishment calculated at 1.15% of the Company’s common stock issued and outstanding at the fiscal year end less the number of shares available for future grants under the US ESPP. No shares have been added to the US ESPP from the annual replenishment since January 2001.
      Stock repurchase program. On July 28, 2000, the Company’s Board of Directors authorized a stock repurchase program in which up to 5 million shares of the Company’s common stock were authorized to be repurchased in the open market from time to time. There is no expiration date for the program. There were no stock repurchases in 2004, 2003 or 2002. As of December 31, 2004, there are 3.5 million shares available for repurchase under this plan.
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
      LSI 401(k) Defined Contribution Plan. Eligible employees in the U.S. may participate in the LSI Logic Corporation 401(k) Plan (“LSI 401(k) Plan”). Beginning in April 2002, the Company provides a base matching contribution to employees of 100% of the first 2% of employee contributions. When the Company achieves operating profitability during a quarter, as defined by the Company, of 1% or greater of revenues, an additional matching contribution of 50% of the next 3% of an employee’s contribution is made during the following quarter. Prior to April 2002, the Company provided a matching contribution of 150% of the first 2% of employee contributions plus 50% of the next 3% of an employee’s contribution. Company contributions to the LSI 401(k) Plan were $12 million, $10 million and $11 million during 2004, 2003 and 2002, respectively.

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
Note 11 — Income Taxes
      The provision for taxes consisted of the following:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Current:
Federal	$3,815	$8,679	$(83,885)
State	615	600	—
Foreign	14,689	15,056	24,250

Total	19,119	24,335	(59,635)

Deferred:
Federal	—	—	36,775
State	—	—	8,006
Foreign	4,881	(335)	16,604

Total	4,881	(335)	61,385

Total	$24,000	$24,000	$1,750

      The domestic and foreign components of loss before income taxes and minority interest were as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Domestic	$(392,070)	$(42,382)	$(69,078)
Foreign	(47,429)	(242,004)	(221,326)

Loss before income taxes and minority interest	$(439,499)	$(284,386)	$(290,404)

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
      Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2004 and 2003 were as follows:

	December 31,

	2004	2003

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$35,633	$23,244
Tax credit carryovers	232,013	203,027
Depreciation and amortization	116,192	—
Future deductions for purchased intangible assets	85,043	81,334
Future deductions for reserves and other	51,163	77,174
Future deductions for inventory reserves	29,894	26,265

Total deferred tax assets	549,938	411,044
Valuation allowance	(539,233)	(366,197)

Net deferred tax assets	10,705	44,847
Deferred tax liabilities:
Depreciation and amortization	—	(29,247)

Total net deferred tax assets	$10,705	$15,600

      In accordance with SFAS No. 109, “Accounting for Income Taxes,” current and long-term net deferred taxes have been netted to the extent they are in the same tax jurisdiction. Valuation allowances reduce the deferred tax assets to the amount that, based upon all available evidence, is more likely than not to be realized. The deferred tax assets’ valuation allowance is attributed to U.S. federal, state and certain foreign deferred tax assets primarily consisting of reserves, other one-time charges, purchased intangible assets, tax credit carryovers and net operating loss carryovers that could not be benefited under existing carry-back rules. During 2004, both the deferred tax assets and the valuation allowance of the Company increased approximately $12 million due to carryforward income tax attributes from acquisitions. Approximately $95 million of the valuation allowance at December 31, 2004 relates to tax benefits of stock option deductions, which will be credited to equity if and when realized.
      At December 31, 2004, the Company had federal, state and foreign net operating loss carryovers of approximately $72 million, $142 million and $27 million, respectively. The federal and state net operating losses will expire beginning in 2004 through 2023. The foreign net operating losses will carry forward indefinitely. Approximately $48 million of the federal net operating loss carryover and $45 million of the state net operating loss carryover relate to recent acquisitions and are subject to certain limitations under the Internal Revenue Code of 1986, as amended, Section 382. As of December 31, 2004, the Company had tax credits of approximately $220 million, which will expire beginning in 2005.

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
      Differences between the Company’s effective tax rate and the federal statutory rate were as follows:

	2004

			2003

	Year Ended December 31,

					2002

	)
	(In thousands
Federal statutory rate	$(153,825)	(35)%	$(99,535)	(35)%	$(101,642)	(35)%
State taxes, net of federal benefit	400	—	390	—	8,006	3%
Net operating loss and future deductions not currently benefited	122,423	28%	19,590	7%	46,526	16%
Difference between U.S. and foreign tax rates	35,148	8%	79,820	28%	74,858	26%
Nondeductible expenses	10,054	2%	7,055	3%	33,733	12%
Foreign earnings taxed in the U.S.	6,191	1%	59,539	21%	—	—
Benefit of net operating losses and deferred tax assets not previously recognized	(854)	—	(5,378)	(2)%	—	—
Foreign tax credits	—	—	(27,469)	(10)%	—	—
Research and development tax credit	—	—	(15,905)	(6)%	—	—
Alternative minimum tax	—	—	8,679	3%	—	—
Release of income taxes previously accrued	—	—	—	—	(61,386)	(21)%
Other	4,463	1%	(2,786)	(1)%	1,655	—

Effective tax rate	$24,000	5%	$24,000	8%	$1,750	1%

      The Company paid/received (refunds) of $1 million, ($2 million) and $16 million for income taxes in 2004, 2003 and 2002, respectively.
      In 2004, the Inland Revenue Department of Hong Kong began an income tax audit of certain foreign subsidiaries of the Company for the years 1996 through 2000.
      In 2003, the Internal Revenue Service (“IRS”) began an income tax audit of the Company’s 2001 federal income tax return. On February 16, 2005, the Company received ratification from the Internal Revenues Services that its audit of the 2001 federal income tax return was closed as of that date. The finalization of the audit had no impact to the Company’s Consolidated Financial Statements.
      In December 2002, the IRS concluded its audit of the Company’s federal income tax returns for the fiscal years 1995 through 1996. As part of the final closing agreement, the IRS and the Company agreed to expand the scope of the audit for the years 1995 and 1996 to all fiscal years up to and including 2000. All adjustments for the fiscal years up to and including 2000 are final and have been reflected in the Company’s income tax expense for 2002. Upon conclusion of the audit, the Company reassessed its reserve requirements and consequently reversed approximately $61 million of previously accrued income taxes.
      Undistributed earnings of the Company’s foreign subsidiaries aggregate approximately $6 million at December 31, 2004, and are indefinitely reinvested in foreign operations or will be remitted substantially free of additional tax. No material provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability.

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
Note 12 — Commitments and Contingencies

Operating Leases
      On March 28, 2003, the Company entered into two lease and security agreements, each with Bank of America, National Association (“BANA”), acting as the Lessor, and Wells Fargo Bank Northwest, as the Agent, for a total of $395 million for certain wafer fabrication equipment (the “Equipment”). The leases qualified for operating lease accounting treatment. Each lease had a term of 3.5 years with no option for renewal. The first lease was for $235 million and was for equipment that was previously on lease immediately prior to closing this transaction. In October 2003, BANA, with the Company’s approval, assigned its rights as Lessor on the first lease to Bank of the West. The second lease was for $160 million and was for Equipment that was sold to BANA and then immediately leased back in a transaction commonly referred to as a sale-leaseback. The Equipment sold had a book value of approximately $103 million. The resulting $56 million gain on the sale of the equipment was to be deferred until the end of the lease term and was recorded as a non-current liability until immediately prior to the lease termination and buyout on November 29, 2004, as discussed further below.
      On August 6, 2004, the Company entered into two lease and security agreements, each with Wells Fargo Bank Northwest, acting as the Agent. One lease for $134 million was with Bank of the West acting as the Lessor, and the second lease for $201 million was with BTM Capital Corporation acting as the Lessor. The leases were for the Equipment that was previously on the above-mentioned lease immediately prior to closing this transaction. The new leases qualified for operating lease accounting treatment. Each lease had a term of 3 years. The Company was able to, at the end of the lease term, return or purchase, at a pre-determined amount, all of the Equipment.
      On October 27, 2004, the Company notified the required parties of its intention to exercise its early buyout right to purchase all of the Equipment under the two lease and security agreements. On November 29, 2004, the Company purchased the equipment on the leases for $332 million and related collateral of $311 million was returned to the Company. Termination fees under the lease agreements were not significant. The Company recorded an impairment charge of approximately $178 million in restructuring of operations and other items during the fourth quarter of 2004 in connection with the impairment of the Gresham manufacturing facility and the purchase of the equipment on the leases. The fourth quarter impairment charge is net of the reversal of the deferred gain of $56 million as discussed above, lease termination fees and the write-off of capitalized lease fees and deferred rent. See Note 3 of the Notes for a more detailed discussion of the impairment charges taken in connection with the Company’s Gresham manufacturing facility.
      The Company leases the majority of its facilities, certain non-manufacturing equipment and software under non-cancelable operating leases, which expire through 2014. The facilities lease agreements typically provide for base rental rates that are increased at various times during the terms of the lease and for renewal options at the fair market rental value. Future minimum payments under the operating lease agreements for the above-mentioned facilities, equipment and software are $57 million, $55 million, $26 million, $21 million, $19 million and $34 million for the years ending December 31, 2005, 2006, 2007, 2008, 2009 and thereafter, respectively.
      Rental expense under all operating leases was $90 million, $121 million and $125 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Indemnifications
      The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify others with respect to certain matters. Typically, these obligations arise in connection with licenses and other agreements, including those for the sale of assets, under which the Company customarily agrees to hold another party harmless against losses arising from a breach of warranties, representations or covenants related

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
to such matters as title to assets sold, validity of certain intellectual property rights, non-infringement of third-party rights, and certain income tax-related matters. In each of these circumstances, payment by the Company is typically subject to the other party making a claim and their cooperation with the Company pursuant to the procedures specified in the particular agreement. These procedures usually allow the Company to challenge the claims or, in case of an alleged breach of an intellectual property representation or covenant, to control the defense and settlement of any third-party claims. Further, the Company’s obligations under these agreements are usually limited in terms of the actions that may be requested of the Company (typically to replace or correct the products or terminate the agreement with a refund to the other party), duration and/or dollar amounts. In some instances, the Company may have recourse against third parties and/or insurance coverage with respect to the payments made by the Company.

Guarantees
      Product warranties.

	Years Ended
	December 31,

	2004	2003

	(In thousands)
Balance at the beginning of the period	$9,474	$6,328
Accruals for warranties issued during the period	10,955	9,399
Accruals related to pre-existing warranties (including changes in estimates)	(463)	3,802
Settlements made during the period (in cash or in kind)	(9,926)	(10,055)

Balance at the end of the period	$10,040	$9,474

      Standby letters of credit. At December 31, 2004 and 2003, the Company had outstanding standby letters of credit of $5 million and $77 million, respectively. These instruments are off-balance sheet commitments to extend financial guarantees for leases and certain self-insured risks, import/export taxes as well as performance under contracts, and generally have one-year terms. The fair value of the letters of credit approximates the contract amount.
      Purchase commitments. The Company maintains certain purchase commitments primarily for raw materials with suppliers and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. As of December 31, 2004, total purchase commitments were $293 million, which are due through 2007.

Legal Matters
      In February 1999, a lawsuit alleging patent infringement was filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation, Limited Partnership (“Lemelson”) against 88 electronics industry companies, including us. The case number is CIV990377PHXRGS. The patents involved in this lawsuit are alleged to relate to semiconductor manufacturing and computer imaging, including the use of bar coding for automatic identification of articles. The plaintiff has sought a judgment of infringement, an injunction, treble damages, attorneys’ fees and further relief as the court may provide. In September 1999, the Company filed an answer denying infringement and raising affirmative defenses. In addition, the Company asserted a counterclaim for declaratory judgment of non-infringement, invalidity and unenforceability of Lemelson’s patents. A claim construction hearing was held and completed in December 2004; a ruling on the claim construction is pending. No trial date has been set.

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
While the Company can give no assurances regarding the final outcome of this lawsuit, the Company believes the allegations are without merit and is defending the actions vigorously.
      On May 4, 2001, Ning “Frank” Hui caused a lawsuit to be filed against C-Cube Microsystems Inc. in the Superior Court of California for the County of Santa Clara. Hui caused the lawsuit to be filed on his behalf and on behalf of all others similarly situated, approximately 600 employees of C-Cube Microsystems who were employed by C-Cube Microsystems in May 2000 at the time of the acquisition of certain C-Cube Microsystems’ assets by Harmonic, Inc. Subsequent to the filing of the lawsuit, the Superior Court granted Hui’s motion for class certification. In the Complaint, Hui alleges that C-Cube Microsystems’ management improperly reduced the conversion factor for unvested employee stock options when such options were converted at the time of the Harmonic transaction. The Company, without admitting liability, has tentatively entered into a settlement agreement with Hui, which is contingent on a number of factors, including approval by the Superior Court. Although the terms of the agreement are confidential, if confirmed by the Superior Court and finalized by the parties, the contemplated agreement will not have a material adverse effect on the consolidated results of operations or financial condition of the Company.
      On June 14, 2002, Plasma Physics Corporation (“Plasma Physics”) filed suit against the Company in the United States District Court for the Eastern District of New York, alleging that the Company is willfully and deliberately infringing two U.S. patents. LSI was served with the lawsuit in December of 2002. The case is number CV 02-3462 (LDW) (WDW). The two Plasma Physics patents at issue are numbered 5,470,784 and 6,245,648. No specific Company products were identified in the complaint. The plaintiff sought a judgment of infringement, an injunction, treble damages, attorneys’ fees and further relief as the court may provide. Similar lawsuits were also filed at the same time against several other corporations. In January of 2003, the Company answered the complaint denying infringement and asserting affirmative defenses. In addition, the Company asserted counterclaims seeking declaratory judgments of patent non-infringement, patent invalidity, and that the patents are unenforceable. In June of 2004, the parties agreed to submit to the Court a Voluntary Notice of Dismissal with Prejudice. Although the terms of the agreement are confidential, the agreement did not have a material adverse effect on the consolidated results of operations or financial condition.
      The Company is a party to other litigation matters and claims that are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, the Company aggressively defends such legal matters and does not believe, based on currently available facts and circumstances, that the final outcome of such matters will have a material adverse effect on the Company’s consolidated results of operations and financial condition.
Note 13 — Separation of Engenio Information Technologies, Inc.
      In November 2003, the Company announced its intention to separate its wholly-owned subsidiary, Engenio Information Technologies, Inc. (“Engenio” or “Storage Systems segment”), from the Company and create an independent storage systems company. The separation of Engenio from the Company, including the transfer of related assets, liabilities and intellectual property rights, was substantially completed in December 2003. The Company has entered into agreements to address various arrangements between Storage Systems and the Company as discussed below. The major separation agreements are outlined below.
      On July 29, 2004, LSI announced jointly with Engenio the postponement of the initial public offering of its common stock due to then current market conditions. During the year ended December 31, 2004, the Company recorded expenses of $3.5 million for fees related to the initial public offering in selling, general and administrative expenses in the statement of operations. These fees include professional services that were directly and solely related to the postponed initial public offering of Engenio’s common stock.

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
      Master Separation Agreement. The master separation agreement contains the framework with respect to Engenio’s separation from the Company and provides for the execution of various ancillary agreements summarized herein that further specify the terms of the separation.
      General Assignment and Assumption Agreement. The general assignment and assumption agreement governs the transfer of assets and assumption of liabilities relating to Engenio’s business, to the extent that the other separation ancillary agreements do not provide for the specific transfer of those assets or the assumption of those liabilities. The agreement also describes when and how these transfers and assumptions will occur.
      Intellectual Property Agreement. The intellectual property agreement provides mechanisms by which, the technology and intellectual property rights that relate only to Engenio’s business (but to which the Company has legal title or that are licensed by the Company) reside with Engenio. This technology and intellectual property includes software and other technology, the copyrights on that software and technology, the applications, trademarks and domain names. The intellectual property agreement provides that, where legal title to technology and intellectual property allocated to Engenio is owned by the Company, the Company will transfer and assign to Engenio the legal title in that technology and intellectual property.
      In addition to the allocations of technology and intellectual property, pursuant to the intellectual property agreement, the Company grants Engenio non-exclusive licenses under patents and other intellectual property rights included in Engenio’s products or used in Engenio’s business. The Company also grants Engenio a right to use, for a limited time, specified Company trademarks related to or used to identify Engenio’s business or products but not owned by Engenio. Engenio grants the Company a non-exclusive license, under Engenio’s patent and other intellectual property rights, to operate and conduct the Company’s retained businesses.
      Employee Matters Agreement. Engenio has entered into an employee matters agreement with the Company to allocate assets, liabilities and responsibilities relating to Engenio’s current and former U.S. employees as well as certain designated non-U.S. employees assigned to Engenio’s business and their participation in the employee benefits plans that the Company currently sponsors and maintains.
      Engenio’s eligible employees generally will remain able to participate in the Company’s benefit plans for a period of time. Engenio intends to have its own benefit plans established by the time its employees no longer are eligible to participate in the Company’s benefit plans. Once Engenio’s own benefit plans are established, Engenio will have the ability to modify or terminate each plan in accordance with the terms of those plans and its policies.
      Indemnification and Insurance Matters Agreement. This agreement provides that, effective as of the separation date, Engenio and the Company will each release the other from any liabilities arising from events occurring on or before the separation date. The agreement also contains provisions governing indemnification. In general, Engenio and the Company will each indemnify the other for all liabilities arising from their respective businesses, liabilities, contracts or breaches of the separation agreement. In addition, Engenio has agreed to indemnify the Company with respect to any liability arising from any untrue statement of material fact or an omission of a material fact in the prospectus relating to Engenio’s proposed initial public offering. The agreement also contains cross-indemnification provisions regarding liabilities resulting from environmental conditions.
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

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
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
      Equity Incentive Plan. Engenio’s Board of Directors adopted the 2004 Equity Incentive Plan in February 2004. The Equity Incentive Plan Provides for the grant of the following types of incentive awards: (1) stock options; (2) stock appreciation rights; (3) restricted stock; (4) performance units; and (5) performance shares. The Compensation Committee of Engenio’s Board of Directors administers the plan. As of December 31, 2004, there are 4.5 million shares of Engenio’s common stock reserved for grant under the 2004 Equity Incentive Plan.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of LSI Logic Corporation:
      We have completed an integrated audit of LSI Logic Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of LSI Logic Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing in Item 9A on page 102, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP
San Jose, California
March 14, 2005

Supplementary Financial Data
Interim Financial Information (Unaudited)

	Quarter

	First	Second	Third	Fourth

	(In thousands, except per share amounts)
Year Ended December 31, 2004
Revenues	$452,357	$447,897	$380,217	$419,693
Gross profit	201,432	208,816	151,799	173,561
Net income/(loss)	9,085	7,242	(282,432)	(197,426)
Basic income/(loss) per share:	$0.02	$0.02	$(0.73)	$(0.51)
Diluted income/(loss) per share:	$0.02	$0.02	$(0.73)	$(0.51)
Year Ended December 31, 2003
Revenues	$372,785	$407,213	$450,227	$462,845
Gross profit	124,717	168,744	184,984	198,760
Net (loss)/income	(122,425)	(162,084)	(31,652)	7,614
Basic (loss)/income per share:	$(0.33)	$(0.43)	$(0.08)	$0.02
Diluted (loss)/income per share:	$(0.33)	$(0.43)	$(0.08)	$0.02
      During the first, second, third and fourth quarters of 2004, the Company recorded (benefit)/charges for restructuring of operations and other items of approximately $(1) million, $3 million, $229 million and $192 million, respectively. See Note 3 of the Notes.
      During the first, second, third and fourth quarters of 2003, the Company recorded charges/(benefit) for restructuring of operations and other items of approximately $36 million, $125 million, $24 million and $(4) million, respectively. See Note 3 of the Notes.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      The Company maintains disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2004.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included on page 100 herein.
Changes in Internal Control over Financial Reporting.
      There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.
PART III
      Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its Annual Meeting of Stockholders to be held May 12, 2005, and certain of the information to be included therein is incorporated by reference herein.

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
      The information regarding the identification of Audit Committee members and the Audit Committee Financial Expert required by this Item is incorporated by reference from the section entitled “Board Meetings and Committees” in the Company’s Proxy Statement.
      The Company has adopted a Code of Ethics for principal executive and senior financial officers. A copy of this Code of Ethics is located on the Company’s website at www.lsilogic.com. The Company also intends to post any waivers of or amendments to its Code of Ethics on its website.

Item 11.	Executive Compensation
      The information required by this Item is incorporated by reference from “Executive Compensation” in the Company’s Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information regarding equity compensation plans required by this Item is incorporated by reference from “Equity Compensation Plan Information” in Part II, Item 5 of this Form 10-K.
      The information regarding stock ownership by principal stockholders and management required by this Item is incorporated by reference from “Security Ownership” in the Company’s Proxy Statement.

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
PART IV

Item 15.	Exhibits and Financial Statement Schedule
      (a) The following documents are filed as a part of this Report:
      1. FINANCIAL STATEMENTS. The following Consolidated Financial Statements of LSI Logic Corporation and Report of Independent Accountants are contained in this Form 10-K:
      Fiscal years 2004, 2003 and 2002 were 52-week years with a December 31 fiscal year end.
      2. FINANCIAL STATEMENT SCHEDULE.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E

	Balance at	Additions Charged to		Balance at
	Beginning	Costs, Expenses or		End of
Description	of Period	Other Accounts	Deductions*	Period

	(In millions)
2004
Allowance for doubtful accounts	$7	$5	$(5)	$7
2003
Allowance for doubtful accounts	$7	$5	$(5)	$7
2002
Allowance for doubtful accounts	$20	$9	$(22)	$7

*	Deductions include write-offs of uncollectable accounts and collections of amounts previously reserved.
      3. EXHIBITS:

2.1	Agreement and Plan of Reorganization dated March 26, 2001 by and among Registrant, Clover Acquisition Corporation and C-Cube Microsystems Inc. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-4 (No. 333-58862) on April 13, 2001.
2.2	Master Separation Agreement between Registrant and LSI Logic Storage Systems, Inc., effective as of December 31, 2003. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
2.3	General Assignment and Assumption Agreement between Registrant and LSI Logic Storage Systems, Inc., effective as of December 31, 2003. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
2.4	Intellectual Property Agreement between Registrant and LSI Logic Storage Systems, Inc., effective as of December 31, 2003. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
2.5	Indemnification and Insurance Matters Agreement between Registrant and LSI Logic Storage Systems, Inc., effective as of December 31, 2003. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
2.6	Employee Matters Agreement between Registrant and LSI Logic Storage Systems, Inc., effective as of December 31, 2003. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
2.7	Real Estate Matters Agreement between LSI Logic Corporation and LSI Logic Storage Systems, Inc., effective as of December 31, 2003. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ending October 3, 2004.
2.8	Tax Sharing Agreement between LSI Logic Corporation and LSI Logic Storage Systems, Inc., effective as of March 15, 2004. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ending October 3, 2004.
2.9	Transition Services Agreement between LSI Logic Corporation and LSI Logic Storage Systems, Inc., effective as of March 15, 2004. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ending October 3, 2004.
2.10	Investor Rights Agreement between LSI Logic Corporation and LSI Logic Storage Systems, Inc., effective as of March 15, 2004. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ending October 3, 2004.
3.1	Restated Certificate of Incorporation of Registrant. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-46436) on September 22, 2000.
3.2	By-laws of Registrant. Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on September 3, 2004.

4.1	Indenture dated March 15, 1999 between LSI Logic Corporation and State Street Bank and Trust Company of California, N.A., as Trustee, covering $345,000,000 principal amount of 4 1/4% Convertible Subordinated Notes due 2004. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-3 (No. 333-80611) on June 14, 1999.
4.2	Indenture dated February 15, 2000 between LSI Logic Corporation and State Street Bank and Trust Company of California, N.A., as Trustee. Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed on February 24, 2000.
4.3	Indenture dated as of October 30, 2001, between LSI Logic Corporation and State Street Bank and Trust Company of California, N.A., as Trustee. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-3 (No. 333-81434) on January 25, 2002.
4.4	Indenture dated as of May 16, 2003, between LSI Logic Corporation and U.S. Bank, N.A., as Trustee. Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
4.5	See Exhibit 3.1.
10.1	Form of Indemnification Agreement between Registrant and our officers, directors and certain key employees. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987.*
10.2	Amended and Restated LSI Logic Corporation 1991 Equity Incentive Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-96543) on July 16, 2002.*
10.3	1995 Director Option Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-106205) on June 17, 2003.*
10.4	LSI Logic Corporation International Employee Stock Purchase Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-115762) on May 21, 2004.*
10.5	Form of LSI Logic Corporation Change of Control Severance Agreement between LSI Logic Corporation and each of its executive officers. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.*
10.6	Technology Transfer Agreement between LSI Logic Corporation and Wafer Technology (Malaysia) Sdn. Bhd., dated September 8, 1999. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
10.7	Mint Technology, Inc. Amended 1996 Stock Option Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-34285) on August 25, 1997.*
10.8	Registrant’s Amended and Restated Employee Stock Purchase Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-115762) on May 21, 2004.*
10.9	Symbios Logic, Inc. 1995 Stock Plan. Incorporated by reference to exhibits filed with the Registrant’s Form S-8 (No. 333-62159) on August 25, 1998.
10.10	LSI Logic Corporation 1999 Nonstatutory Stock Option Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-96549) on July 16, 2002.*
10.11	SEEQ Technology, Inc. Amended and Restated 1982 Stock Option Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-81435) on June 24, 1999.*
10.12	IntraServer Technology, Inc. 1998 Stock Option Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-38746) on June 7, 2000.
10.13	DataPath Systems, Inc. Amended 1994 Stock Option Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-42888) on August 2, 2000.*
10.14	DataPath Systems, Inc. Amended and Restated 1997 Stock Option Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-42888) on August 2, 2000.*

10.15	Syntax Systems, Inc. Restated Stock Option Plan of January 5, 1999. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-52050) on December 18, 2000.*
10.16	C-Cube Microsystems Inc. 2000 Stock Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-62960) on June 14, 2001.
10.17	Wilfred J. Corrigan Employment Agreement dated as of September 20, 2001. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.*
10.18	Manufacturing Technology Joint Development and Foundry Supply Agreement dated as of March 30, 2001 by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.19	LSI Logic Corporation 2003 Equity Incentive Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on From S-8 (No. 333-106206) on June 17, 2003.*
10.20	Registration Rights Agreement between LSI Logic Corporation and Morgan Stanley & Co., Inc., dated May 16, 2003. Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.21	Change in Control Severance Agreement between the Registrant and Thomas Georgens, dated as of November 20, 2003. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.*
10.22	LSI Logic Corporation 1991 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ending October 3, 2004.
10.23	Form of Notice of Grant under LSI Logic Corporation Nonqualified Stock Option Agreement. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ending October 3, 2004.
10.24	LSI Logic Corporation 2003 Equity Incentive Plan Restricted Stock Unit Agreement. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ending October 3, 2004.
10.25	Engenio Information Technologies, Inc. Amended and Restated 2004 Equity Incentive Plan. Incorporated by reference from exhibits filed with the Current Report on Form 8-K on November 4, 2004.
10.26	Engenio Information Technologies, Inc. 2004 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference from exhibits filed with the Current Report on Form 8-K on November 4, 2004.
10.27	Form of Notice of Grant under Engenio Information Technologies, Inc. 2004 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference from exhibits filed with the Current Report on Form 8-K on November 4, 2004.
10.28	Lease Agreement dated June 30, 2004, for 670 N. McCarthy Boulevard, Milpitas, California between Engenio Information Technologies, Inc. and The Irvine Company. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.
10.29	First Amendment, dated October 28, 2004, to the Lease Agreement (dated June 30, 2004), for 670 N. McCarthy Boulevard, Milpitas, California between Engenio Information Technologies, Inc. and The Irvine Company. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.
10.30	Lease Agreement dated December 31, 2003, for 1621 Barber Lane, Milpitas, California, between the Registrant and Limar Realty Corp. #9. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.
10.31	Lease Agreement dated December 31, 2003, for 765 Sycamore Drive, Milpitas, California, between the Registrant and Limar Realty Corp. #4. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.

10.32	Lease Agreement dated December 31, 2003, for 1501 McCarthy Boulevard, Milpitas, California, between the Registrant and Limar Realty Corp. #4. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.
10.33	Lease Agreement dated February 20, 2004, for 1855 Barber Lane, Milpitas, California, between the Registrant and TriNet Milpitas Associates, LLC. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.
10.34	Lease Agreement dated February 20, 2004, for 560 Cottonwood Drive, Milpitas, California, between the Registrant and TriNet Milpitas Associates, LLC. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.
10.35	Assignment and Assumption of Lease dated May 27, 2004, for 5400 Airport Boulevard, Suites 100 and 200, Boulder, Colorado, between LakeCentre Plaza Limited, Ltd., LLLP and Engenio Information Technologies, Inc. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.
10.36	Lease Modification Agreement dated June 21, 2004, for 5400 Airport Boulevard, Suites 100 and 200, Boulder, Colorado, between LakeCentre Plaza Limited, Ltd., LLLP and Engenio Information Technologies, Inc. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.
10.37	Form of Notice of Grant of Restricted Stock Units under LSI Logic Corporation 2003 Equity Incentive Plan. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.
10.38	LSI Logic Corporation 2004 16(b) Executive Officer Incentive Plan. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.*
10.39	Summary Description of the Engenio Information Technologies, Inc. 2004 Incentive Plan. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.*
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (See page 110).
31.1	Certification of the Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-15(e) and 15de-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Denotes management contract or compensatory plan or arrangement.

**	Furnished, not filed.

      (b) EXHIBITS.
      See Item 14(a)(3), above.
      (c) FINANCIAL STATEMENT SCHEDULE
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

Wilfred J. Corrigan
Chairman of the Board and Chief Executive Officer
Dated: March 15, 2005
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

Signature	Title	Date

/s/ WILFRED J. CORRIGAN (Wilfred J. Corrigan)	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2005

/s/ BRYON LOOK (Bryon Look)	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2005

/s/ T.Z. CHU (T.Z. Chu)	Director	March 15, 2005

/s/ MALCOLM R. CURRIE (Malcolm R. Currie)	Director	March 15, 2005

/s/ JAMES H. KEYES (James H. Keyes)	Director	March 15, 2005

/s/ R. DOUGLAS NORBY (R. Douglas Norby)	Director	March 15, 2005

Signature	Title	Date

/s/ MATTHEW O’ROURKE (Matthew O’Rourke)	Director	March 15, 2005

/s/ GREGORIO REYES (Gregorio Reyes)	Director	March 15, 2005

/s/ LARRY W. SONSINI (Larry W. Sonsini)	Director	March 15, 2005

INDEX TO EXHIBITS

2.1	Agreement and Plan of Reorganization dated March 26, 2001 by and among Registrant, Clover Acquisition Corporation and C-Cube Microsystems Inc. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-4 (No. 333-58862) on April 13, 2001.
2.2	Master Separation Agreement between Registrant and LSI Logic Storage Systems, Inc., effective as of December 31, 2003. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
2.3	General Assignment and Assumption Agreement between Registrant and LSI Logic Storage Systems, Inc., effective as of December 31, 2003. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
2.4	Intellectual Property Agreement between Registrant and LSI Logic Storage Systems, Inc., effective as of December 31, 2003. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
2.5	Indemnification and Insurance Matters Agreement between Registrant and LSI Logic Storage Systems, Inc., effective as of December 31, 2003. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
2.6	Employee Matters Agreement between Registrant and LSI Logic Storage Systems, Inc., effective as of December 31, 2003. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
2.7	Real Estate Matters Agreement between LSI Logic Corporation and LSI Logic Storage Systems, Inc., effective as of December 31, 2003. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ending October 3, 2004.
2.8	Tax Sharing Agreement between LSI Logic Corporation and LSI Logic Storage Systems, Inc., effective as of March 15, 2004. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ending October 3, 2004.
2.9	Transition Services Agreement between LSI Logic Corporation and LSI Logic Storage Systems, Inc., effective as of March 15, 2004. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ending October 3, 2004.
2.10	Investor Rights Agreement between LSI Logic Corporation and LSI Logic Storage Systems, Inc., effective as of March 15, 2004. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ending October 3, 2004.
3.1	Restated Certificate of Incorporation of Registrant. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-46436) on September 22, 2000.
3.2	By-laws of Registrant. Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on September 3, 2004.
4.1	Indenture dated March 15, 1999 between LSI Logic Corporation and State Street Bank and Trust Company of California, N.A., as Trustee, covering $345,000,000 principal amount of 4 1/4% Convertible Subordinated Notes due 2004. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-3 (No. 333-80611) on June 14, 1999.
4.2	Indenture dated February 15, 2000 between LSI Logic Corporation and State Street Bank and Trust Company of California, N.A., as Trustee. Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed on February 24, 2000.
4.3	Indenture dated as of October 30, 2001, between LSI Logic Corporation and State Street Bank and Trust Company of California, N.A., as Trustee. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-3 (No. 333-81434) on January 25, 2002.
4.4	Indenture dated as of May 16, 2003, between LSI Logic Corporation and U.S. Bank, N.A., as Trustee. Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
4.5	See Exhibit 3.1.
10.1	Form of Indemnification Agreement between Registrant and our officers, directors and certain key employees. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987.*

10.2	Amended and Restated LSI Logic Corporation 1991 Equity Incentive Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-96543) on July 16, 2002.*
10.3	1995 Director Option Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-106205) on June 17, 2003.*
10.4	LSI Logic Corporation International Employee Stock Purchase Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-115762) on May 21, 2004.*
10.5	Form of LSI Logic Corporation Change of Control Severance Agreement between LSI Logic Corporation and each of its executive officers. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.*
10.6	Technology Transfer Agreement between LSI Logic Corporation and Wafer Technology (Malaysia) Sdn. Bhd., dated September 8, 1999. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
10.7	Mint Technology, Inc. Amended 1996 Stock Option Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-34285) on August 25, 1997.*
10.8	Registrant’s Amended and Restated Employee Stock Purchase Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-115762) on May 21, 2004.*
10.9	Symbios Logic, Inc. 1995 Stock Plan. Incorporated by reference to exhibits filed with the Registrant’s Form S-8 (No. 333-62159) on August 25, 1998.
10.10	LSI Logic Corporation 1999 Nonstatutory Stock Option Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-96549) on July 16, 2002.*
10.11	SEEQ Technology, Inc. Amended and Restated 1982 Stock Option Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-81435) on June 24, 1999.*
10.12	IntraServer Technology, Inc. 1998 Stock Option Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-38746) on June 7, 2000.
10.13	DataPath Systems, Inc. Amended 1994 Stock Option Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-42888) on August 2, 2000.*
10.14	DataPath Systems, Inc. Amended and Restated 1997 Stock Option Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-42888) on August 2, 2000.*
10.15	Syntax Systems, Inc. Restated Stock Option Plan of January 5, 1999. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-52050) on December 18, 2000.*
10.16	C-Cube Microsystems Inc. 2000 Stock Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-62960) on June 14, 2001.
10.17	Wilfred J. Corrigan Employment Agreement dated as of September 20, 2001. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.*
10.18	Manufacturing Technology Joint Development and Foundry Supply Agreement dated as of March 30, 2001 by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.19	LSI Logic Corporation 2003 Equity Incentive Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on From S-8 (No. 333-106206) on June 17, 2003.*
10.20	Registration Rights Agreement between LSI Logic Corporation and Morgan Stanley & Co., Inc., dated May 16, 2003. Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.21	Change in Control Severance Agreement between the Registrant and Thomas Georgens, dated as of November 20, 2003. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.*

10.22	LSI Logic Corporation 1991 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ending October 3, 2004.
10.23	Form of Notice of Grant under LSI Logic Corporation Nonqualified Stock Option Agreement. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ending October 3, 2004.
10.24	LSI Logic Corporation 2003 Equity Incentive Plan Restricted Stock Unit Agreement. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ending October 3, 2004.
10.25	Engenio Information Technologies, Inc. Amended and Restated 2004 Equity Incentive Plan. Incorporated by reference from exhibits filed with the Current Report on Form 8-K on November 4, 2004.
10.26	Engenio Information Technologies, Inc. 2004 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference from exhibits filed with the Current Report on Form 8-K on November 4, 2004.
10.27	Form of Notice of Grant under Engenio Information Technologies, Inc. 2004 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference from exhibits filed with the Current Report on Form 8-K on November 4, 2004.
10.28	Lease Agreement dated June 30, 2004, for 670 N. McCarthy Boulevard, Milpitas, California between Engenio Information Technologies, Inc. and The Irvine Company. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.
10.29	First Amendment, dated October 28, 2004, to the Lease Agreement (dated June 30, 2004), for 670 N. McCarthy Boulevard, Milpitas, California between Engenio Information Technologies, Inc. and The Irvine Company. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.
10.30	Lease Agreement dated December 31, 2003, for 1621 Barber Lane, Milpitas, California, between the Registrant and Limar Realty Corp. #9. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.
10.31	Lease Agreement dated December 31, 2003, for 765 Sycamore Drive, Milpitas, California, between the Registrant and Limar Realty Corp. #4. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.
10.32	Lease Agreement dated December 31, 2003, for 1501 McCarthy Boulevard, Milpitas, California, between the Registrant and Limar Realty Corp. #4. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.
10.33	Lease Agreement dated February 20, 2004, for 1855 Barber Lane, Milpitas, California, between the Registrant and TriNet Milpitas Associates, LLC. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.
10.34	Lease Agreement dated February 20, 2004, for 560 Cottonwood Drive, Milpitas, California, between the Registrant and TriNet Milpitas Associates, LLC. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.
10.35	Assignment and Assumption of Lease dated May 27, 2004, for 5400 Airport Boulevard, Suites 100 and 200, Boulder, Colorado, between LakeCentre Plaza Limited, Ltd., LLLP and Engenio Information Technologies, Inc. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.
10.36	Lease Modification Agreement dated June 21, 2004, for 5400 Airport Boulevard, Suites 100 and 200, Boulder, Colorado, between LakeCentre Plaza Limited, Ltd., LLLP and Engenio Information Technologies, Inc. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.
10.37	Form of Notice of Grant of Restricted Stock Units under LSI Logic Corporation 2003 Equity Incentive Plan. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.
10.38	LSI Logic Corporation 2004 16(b) Executive Officer Incentive Plan. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.*
10.39	Summary Description of the Engenio Information Technologies, Inc. 2004 Incentive Plan. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.*
21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (See page 110).
31.1	Certification of the Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-15(e) and 15de-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Denotes management contract or compensatory plan or arrangement

**	Furnished, not filed.