Form 10-K/A
period 2004-12-31
LSI LOGIC CORP
filed 2005-03-16
CIK 703360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

      EXPLANATORY NOTE
           This amendment to the Annual Report on Form 10-K is being filed solely to correct an error at the printing company that resulted in three paragraphs of text unrelated to LSI Logic Corporation erroneously being included as part of Exhibit 10.33 as filed under Item 15 (a)3 of Part IV. A corrected Exhibit 10.33 without the erroneously included text is filed with this amendment.
PART IV

Item 15.	Exhibits and Financial Statement Schedule
      (a) The following documents are filed as a part of this Report:

      3. EXHIBITS:

2.1	Agreement and Plan of Reorganization dated March 26, 2001 by and among Registrant, Clover Acquisition Corporation and C-Cube Microsystems Inc. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-4 (No. 333-58862) on April 13, 2001.
2.2	Master Separation Agreement between Registrant and LSI Logic Storage Systems, Inc., effective as of December 31, 2003. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
2.3	General Assignment and Assumption Agreement between Registrant and LSI Logic Storage Systems, Inc., effective as of December 31, 2003. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
2.4	Intellectual Property Agreement between Registrant and LSI Logic Storage Systems, Inc., effective as of December 31, 2003. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
2.5	Indemnification and Insurance Matters Agreement between Registrant and LSI Logic Storage Systems, Inc., effective as of December 31, 2003. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
2.6	Employee Matters Agreement between Registrant and LSI Logic Storage Systems, Inc., effective as of December 31, 2003. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
2.7	Real Estate Matters Agreement between LSI Logic Corporation and LSI Logic Storage Systems, Inc., effective as of December 31, 2003. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ending October 3, 2004.
2.8	Tax Sharing Agreement between LSI Logic Corporation and LSI Logic Storage Systems, Inc., effective as of March 15, 2004. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ending October 3, 2004.
2.9	Transition Services Agreement between LSI Logic Corporation and LSI Logic Storage Systems, Inc., effective as of March 15, 2004. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ending October 3, 2004.
2.10	Investor Rights Agreement between LSI Logic Corporation and LSI Logic Storage Systems, Inc., effective as of March 15, 2004. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ending October 3, 2004.
3.1	Restated Certificate of Incorporation of Registrant. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-46436) on September 22, 2000.
3.2	By-laws of Registrant. Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on September 3, 2004.

4.1	Indenture dated March 15, 1999 between LSI Logic Corporation and State Street Bank and Trust Company of California, N.A., as Trustee, covering $345,000,000 principal amount of 4 1/4% Convertible Subordinated Notes due 2004. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-3 (No. 333-80611) on June 14, 1999.
4.2	Indenture dated February 15, 2000 between LSI Logic Corporation and State Street Bank and Trust Company of California, N.A., as Trustee. Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed on February 24, 2000.
4.3	Indenture dated as of October 30, 2001, between LSI Logic Corporation and State Street Bank and Trust Company of California, N.A., as Trustee. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-3 (No. 333-81434) on January 25, 2002.
4.4	Indenture dated as of May 16, 2003, between LSI Logic Corporation and U.S. Bank, N.A., as Trustee. Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
4.5	See Exhibit 3.1.
10.1	Form of Indemnification Agreement between Registrant and our officers, directors and certain key employees. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987.*
10.2	Amended and Restated LSI Logic Corporation 1991 Equity Incentive Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-96543) on July 16, 2002.*
10.3	1995 Director Option Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-106205) on June 17, 2003.*
10.4	LSI Logic Corporation International Employee Stock Purchase Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-115762) on May 21, 2004.*
10.5	Form of LSI Logic Corporation Change of Control Severance Agreement between LSI Logic Corporation and each of its executive officers. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.*
10.6	Technology Transfer Agreement between LSI Logic Corporation and Wafer Technology (Malaysia) Sdn. Bhd., dated September 8, 1999. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
10.7	Mint Technology, Inc. Amended 1996 Stock Option Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-34285) on August 25, 1997.*
10.8	Registrant’s Amended and Restated Employee Stock Purchase Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-115762) on May 21, 2004.*
10.9	Symbios Logic, Inc. 1995 Stock Plan. Incorporated by reference to exhibits filed with the Registrant’s Form S-8 (No. 333-62159) on August 25, 1998.
10.10	LSI Logic Corporation 1999 Nonstatutory Stock Option Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-96549) on July 16, 2002.*
10.11	SEEQ Technology, Inc. Amended and Restated 1982 Stock Option Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-81435) on June 24, 1999.*
10.12	IntraServer Technology, Inc. 1998 Stock Option Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-38746) on June 7, 2000.
10.13	DataPath Systems, Inc. Amended 1994 Stock Option Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-42888) on August 2, 2000.*
10.14	DataPath Systems, Inc. Amended and Restated 1997 Stock Option Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-42888) on August 2, 2000.*

10.15		Syntax Systems, Inc. Restated Stock Option Plan of January 5, 1999. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-52050) on December 18, 2000.*
10.16		C-Cube Microsystems Inc. 2000 Stock Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-62960) on June 14, 2001.
10.17		Wilfred J. Corrigan Employment Agreement dated as of September 20, 2001. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.*
10.18		Manufacturing Technology Joint Development and Foundry Supply Agreement dated as of March 30, 2001 by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.19		LSI Logic Corporation 2003 Equity Incentive Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on From S-8 (No. 333-106206) on June 17, 2003.*
10.20		Registration Rights Agreement between LSI Logic Corporation and Morgan Stanley & Co., Inc., dated May 16, 2003. Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.21		Change in Control Severance Agreement between the Registrant and Thomas Georgens, dated as of November 20, 2003. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.*
10.22		LSI Logic Corporation 1991 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ending October 3, 2004.
10.23		Form of Notice of Grant under LSI Logic Corporation Nonqualified Stock Option Agreement. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ending October 3, 2004.
10.24		LSI Logic Corporation 2003 Equity Incentive Plan Restricted Stock Unit Agreement. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ending October 3, 2004.
10.25		Engenio Information Technologies, Inc. Amended and Restated 2004 Equity Incentive Plan. Incorporated by reference from exhibits filed with the Current Report on Form 8-K on November 4, 2004.
10.26		Engenio Information Technologies, Inc. 2004 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference from exhibits filed with the Current Report on Form 8-K on November 4, 2004.
10.27		Form of Notice of Grant under Engenio Information Technologies, Inc. 2004 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference from exhibits filed with the Current Report on Form 8-K on November 4, 2004.
10	.28†	Lease Agreement dated June 30, 2004, for 670 N. McCarthy Boulevard, Milpitas, California between Engenio Information Technologies, Inc. and The Irvine Company. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.
10	.29†	First Amendment, dated October 28, 2004, to the Lease Agreement (dated June 30, 2004), for 670 N. McCarthy Boulevard, Milpitas, California between Engenio Information Technologies, Inc. and The Irvine Company. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.
10	.30†	Lease Agreement dated December 31, 2003, for 1621 Barber Lane, Milpitas, California, between the Registrant and Limar Realty Corp. #9. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.
10	.31†	Lease Agreement dated December 31, 2003, for 765 Sycamore Drive, Milpitas, California, between the Registrant and Limar Realty Corp. #4. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.

10	.32†	Lease Agreement dated December 31, 2003, for 1501 McCarthy Boulevard, Milpitas, California, between the Registrant and Limar Realty Corp. #4. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.
10.33		Lease Agreement dated February 20, 2004, for 1855 Barber Lane, Milpitas, California, between the Registrant and TriNet Milpitas Associates, LLC. Included as an Exhibit to this Annual Report on Form 10-K/A for the year ended December 31, 2004.
10	.34†	Lease Agreement dated February 20, 2004, for 560 Cottonwood Drive, Milpitas, California, between the Registrant and TriNet Milpitas Associates, LLC. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.
10	.35†	Assignment and Assumption of Lease dated May 27, 2004, for 5400 Airport Boulevard, Suites 100 and 200, Boulder, Colorado, between LakeCentre Plaza Limited, Ltd., LLLP and Engenio Information Technologies, Inc. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.
10	.36†	Lease Modification Agreement dated June 21, 2004, for 5400 Airport Boulevard, Suites 100 and 200, Boulder, Colorado, between LakeCentre Plaza Limited, Ltd., LLLP and Engenio Information Technologies, Inc. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.
10	.37†	Form of Notice of Grant of Restricted Stock Units under LSI Logic Corporation 2003 Equity Incentive Plan. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.
10	.38†	LSI Logic Corporation 2004 16(b) Executive Officer Incentive Plan. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.*
10	.39†	Summary Description of the Engenio Information Technologies, Inc. 2004 Incentive Plan. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.*
21	.1†	List of Subsidiaries.
23	.1†	Consent of Independent Registered Public Accounting Firm.
24	.1†	Power of Attorney.
31.1		Certification of the Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-15(e) and 15de-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Denotes management contract or compensatory plan or arrangement.

**	Furnished, not filed.

†	Filed with originally filed Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSI LOGIC CORPORATION

By:	/s/ BRYON LOOK

Bryon Look
Executive Vice President and Chief Financial Officer
Dated: March 16, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* (Wilfred J. Corrigan)	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director

/s/ BRYON LOOK (Bryon Look)	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2005

* (T.Z. Chu)	Director

* (Malcolm R. Currie)	Director

* (James H. Keyes)	Director

* (R. Douglas Norby)	Director

Signature	Title	Date

* (Matthew O’Rourke)	Director

* (Gregorio Reyes)	Director

* (Larry W. Sonsini)	Director

*By: /s/ DAVID G. PURSEL David G. Pursel Attorney-in-Fact	March 16, 2005

INDEX TO EXHIBITS

2.1	Agreement and Plan of Reorganization dated March 26, 2001 by and among Registrant, Clover Acquisition Corporation and C-Cube Microsystems Inc. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-4 (No. 333-58862) on April 13, 2001.
2.2	Master Separation Agreement between Registrant and LSI Logic Storage Systems, Inc., effective as of December 31, 2003. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
2.3	General Assignment and Assumption Agreement between Registrant and LSI Logic Storage Systems, Inc., effective as of December 31, 2003. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
2.4	Intellectual Property Agreement between Registrant and LSI Logic Storage Systems, Inc., effective as of December 31, 2003. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
2.5	Indemnification and Insurance Matters Agreement between Registrant and LSI Logic Storage Systems, Inc., effective as of December 31, 2003. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
2.6	Employee Matters Agreement between Registrant and LSI Logic Storage Systems, Inc., effective as of December 31, 2003. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
2.7	Real Estate Matters Agreement between LSI Logic Corporation and LSI Logic Storage Systems, Inc., effective as of December 31, 2003. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ending October 3, 2004.
2.8	Tax Sharing Agreement between LSI Logic Corporation and LSI Logic Storage Systems, Inc., effective as of March 15, 2004. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ending October 3, 2004.
2.9	Transition Services Agreement between LSI Logic Corporation and LSI Logic Storage Systems, Inc., effective as of March 15, 2004. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ending October 3, 2004.
2.10	Investor Rights Agreement between LSI Logic Corporation and LSI Logic Storage Systems, Inc., effective as of March 15, 2004. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ending October 3, 2004.
3.1	Restated Certificate of Incorporation of Registrant. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-46436) on September 22, 2000.
3.2	By-laws of Registrant. Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on September 3, 2004.
4.1	Indenture dated March 15, 1999 between LSI Logic Corporation and State Street Bank and Trust Company of California, N.A., as Trustee, covering $345,000,000 principal amount of 4 1/4% Convertible Subordinated Notes due 2004. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-3 (No. 333-80611) on June 14, 1999.
4.2	Indenture dated February 15, 2000 between LSI Logic Corporation and State Street Bank and Trust Company of California, N.A., as Trustee. Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed on February 24, 2000.
4.3	Indenture dated as of October 30, 2001, between LSI Logic Corporation and State Street Bank and Trust Company of California, N.A., as Trustee. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-3 (No. 333-81434) on January 25, 2002.
4.4	Indenture dated as of May 16, 2003, between LSI Logic Corporation and U.S. Bank, N.A., as Trustee. Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
4.5	See Exhibit 3.1.
10.1	Form of Indemnification Agreement between Registrant and our officers, directors and certain key employees. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987.*

10.2	Amended and Restated LSI Logic Corporation 1991 Equity Incentive Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-96543) on July 16, 2002.*
10.3	1995 Director Option Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-106205) on June 17, 2003.*
10.4	LSI Logic Corporation International Employee Stock Purchase Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-115762) on May 21, 2004.*
10.5	Form of LSI Logic Corporation Change of Control Severance Agreement between LSI Logic Corporation and each of its executive officers. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.*
10.6	Technology Transfer Agreement between LSI Logic Corporation and Wafer Technology (Malaysia) Sdn. Bhd., dated September 8, 1999. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
10.7	Mint Technology, Inc. Amended 1996 Stock Option Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-34285) on August 25, 1997.*
10.8	Registrant’s Amended and Restated Employee Stock Purchase Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-115762) on May 21, 2004.*
10.9	Symbios Logic, Inc. 1995 Stock Plan. Incorporated by reference to exhibits filed with the Registrant’s Form S-8 (No. 333-62159) on August 25, 1998.
10.10	LSI Logic Corporation 1999 Nonstatutory Stock Option Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-96549) on July 16, 2002.*
10.11	SEEQ Technology, Inc. Amended and Restated 1982 Stock Option Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-81435) on June 24, 1999.*
10.12	IntraServer Technology, Inc. 1998 Stock Option Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-38746) on June 7, 2000.
10.13	DataPath Systems, Inc. Amended 1994 Stock Option Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-42888) on August 2, 2000.*
10.14	DataPath Systems, Inc. Amended and Restated 1997 Stock Option Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-42888) on August 2, 2000.*
10.15	Syntax Systems, Inc. Restated Stock Option Plan of January 5, 1999. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-52050) on December 18, 2000.*
10.16	C-Cube Microsystems Inc. 2000 Stock Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-62960) on June 14, 2001.
10.17	Wilfred J. Corrigan Employment Agreement dated as of September 20, 2001. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.*
10.18	Manufacturing Technology Joint Development and Foundry Supply Agreement dated as of March 30, 2001 by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.19	LSI Logic Corporation 2003 Equity Incentive Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on From S-8 (No. 333-106206) on June 17, 2003.*
10.20	Registration Rights Agreement between LSI Logic Corporation and Morgan Stanley & Co., Inc., dated May 16, 2003. Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.21	Change in Control Severance Agreement between the Registrant and Thomas Georgens, dated as of November 20, 2003. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.*

10.22		LSI Logic Corporation 1991 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ending October 3, 2004.
10.23		Form of Notice of Grant under LSI Logic Corporation Nonqualified Stock Option Agreement. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ending October 3, 2004.
10.24		LSI Logic Corporation 2003 Equity Incentive Plan Restricted Stock Unit Agreement. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ending October 3, 2004.
10.25		Engenio Information Technologies, Inc. Amended and Restated 2004 Equity Incentive Plan. Incorporated by reference from exhibits filed with the Current Report on Form 8-K on November 4, 2004.
10.26		Engenio Information Technologies, Inc. 2004 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference from exhibits filed with the Current Report on Form 8-K on November 4, 2004.
10.27		Form of Notice of Grant under Engenio Information Technologies, Inc. 2004 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference from exhibits filed with the Current Report on Form 8-K on November 4, 2004.
10	.28†	Lease Agreement dated June 30, 2004, for 670 N. McCarthy Boulevard, Milpitas, California between Engenio Information Technologies, Inc. and The Irvine Company. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.
10	.29†	First Amendment, dated October 28, 2004, to the Lease Agreement (dated June 30, 2004), for 670 N. McCarthy Boulevard, Milpitas, California between Engenio Information Technologies, Inc. and The Irvine Company. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.
10	.30†	Lease Agreement dated December 31, 2003, for 1621 Barber Lane, Milpitas, California, between the Registrant and Limar Realty Corp. #9. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.
10	.31†	Lease Agreement dated December 31, 2003, for 765 Sycamore Drive, Milpitas, California, between the Registrant and Limar Realty Corp. #4. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.
10	.32†	Lease Agreement dated December 31, 2003, for 1501 McCarthy Boulevard, Milpitas, California, between the Registrant and Limar Realty Corp. #4. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.
10.33		Lease Agreement dated February 20, 2004, for 1855 Barber Lane, Milpitas, California, between the Registrant and TriNet Milpitas Associates, LLC. Included as an Exhibit to this Annual Report on Form 10-K/A for the year ended December 31, 2004.
10	.34†	Lease Agreement dated February 20, 2004, for 560 Cottonwood Drive, Milpitas, California, between the Registrant and TriNet Milpitas Associates, LLC. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.
10	.35†	Assignment and Assumption of Lease dated May 27, 2004, for 5400 Airport Boulevard, Suites 100 and 200, Boulder, Colorado, between LakeCentre Plaza Limited, Ltd., LLLP and Engenio Information Technologies, Inc. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.
10	.36†	Lease Modification Agreement dated June 21, 2004, for 5400 Airport Boulevard, Suites 100 and 200, Boulder, Colorado, between LakeCentre Plaza Limited, Ltd., LLLP and Engenio Information Technologies, Inc. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.
10	.37†	Form of Notice of Grant of Restricted Stock Units under LSI Logic Corporation 2003 Equity Incentive Plan. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.
10	.38†	LSI Logic Corporation 2004 16(b) Executive Officer Incentive Plan. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.*
10	.39†	Summary Description of the Engenio Information Technologies, Inc. 2004 Incentive Plan. Included as an Exhibit to this Annual Report on Form 10-K for the year ended December 31, 2004.*
21	.1†	List of Subsidiaries.

23	.1†	Consent of Independent Registered Public Accounting Firm.
24	.1†	Power of Attorney.
31.1		Certification of the Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-15(e) and 15de-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Denotes management contract or compensatory plan or arrangement

**	Furnished, not filed.

†	Filed with originally filed Form 10-K.