Form 10-Q
period 2005-04-03
LSI LOGIC CORP
filed 2005-05-13
CIK 703360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 3, 2005

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

YES ☑ NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) YES ☑ NO ☐

As of May 5, 2005, there were 387,793,555 shares of the registrant’s Common Stock, $.01 par value, outstanding.

LSI LOGIC CORPORATION
Form 10-Q
For the Quarter Ended March 31, 2005
INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LSI LOGIC CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2005	2004
	(In thousands, except per-share amounts)
Assets
Cash and cash equivalents	$264,734	$218,723
Short-term investments	601,189	595,862
Accounts receivable, less allowances of $10,446 and $12,545	259,479	272,065
Inventories	203,366	218,900
Deferred tax assets	5,654	5,661
Prepaid expenses and other current assets	53,255	54,076

Total current assets	1,387,677	1,365,287

Property and equipment, net	301,631	311,916
Intangibles, net	90,838	108,457
Goodwill	967,338	973,130
Deferred tax assets	5,014	5,044
Other assets	110,164	110,167

Total assets	$2,862,662	$2,874,001

Liabilities and Stockholders’ Equity
Accounts payable	$115,778	$122,422
Accrued salaries, wages and benefits	60,074	58,516
Other accrued liabilities	133,753	142,278
Income taxes payable	76,869	72,935
Current portion of long-term obligations	32	129

Total current liabilities	386,506	396,280

Long-term debt	779,758	781,846
Tax related liabilities and other	77,027	77,570

Total long-term obligations and other liabilities	856,785	859,416

Commitments and contingencies (Notes 10 and 11)

Minority interest in subsidiary	253	259

Stockholders’ equity:
Preferred shares; $.01 par value; 2,000 shares authorized, none outstanding	—	—
Common stock; $.01 par value; 1,300,000 shares authorized; 387,764 and 387,490 shares outstanding	3,878	3,875
Additional paid-in capital	2,976,912	2,969,478
Deferred stock compensation	(13,582)	(8,936)
Accumulated deficit	(1,379,602)	(1,384,321)
Accumulated other comprehensive income	31,512	37,950

Total stockholders’ equity	1,619,118	1,618,046

Total liabilities and stockholders’ equity	$2,862,662	$2,874,001

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

LSI LOGIC CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2005	2004
	(In thousands, except per share
	amounts)
Revenues	$450,007	$452,357
Cost of revenues	259,740	250,925

Gross profit	190,267	201,432

Research and development	99,237	108,941
Selling, general and administrative	58,140	61,158
Restructuring of operations and other items, net	1,533	(598)
Amortization of non-cash deferred stock compensation (*)	1,455	1,826
Amortization of intangibles	17,613	18,274

Income from operations	12,289	11,831
Interest expense	(6,710)	(5,912)
Interest income and other, net	5,390	9,166

Income before income taxes	10,969	15,085
Provision for income taxes	6,250	6,000

Net income	$4,719	$9,085

Net income per share:
Basic	$0.01	$0.02

Diluted	$0.01	$0.02

Shares used in computing per share amounts:
Basic	387,664	381,639

Diluted	390,458	389,882

(*)	Amortization of non-cash deferred stock compensation, if not shown separately, would have been included in cost of revenues, research and development and selling, general and administrative expenses as shown below:

	Three months ended
	March 31,
	2005	2004
	(In thousands)
Cost of revenues	$161	$50
Research and development	835	1,181
Selling, general and administrative	459	595

Total	$1,455	$1,826

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

LSI LOGIC CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Operating activities:
Net income	$4,719	$9,085
Adjustments:
Depreciation and amortization	40,765	46,116
Amortization of non-cash deferred stock compensation	1,455	1,826
Non-cash restructuring and other items	849	2,229
Gain on sale and exchange of equity securities	—	(3,000)
Gain on sale of property and equipment	(54)	(3,101)
Changes in deferred tax assets and liabilities	37	520
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	12,576	(15,368)
Inventories	15,534	(6,190)
Prepaid expenses and other assets	(5,115)	12,529
Accounts payable	(9,466)	(12,761)
Accrued and other liabilities	(1,969)	(21,778)

Net cash provided by operating activities	59,331	10,107

Investing activities:
Purchase of debt securities available-for-sale	(112,325)	(229,440)
Maturities and sales of debt securities available-for-sale	102,313	189,040
Purchases of equity securities	—	(2,250)
Purchases of property, equipment and software	(8,433)	(11,557)
Proceeds from sale of property and equipment	1,411	4,014
Adjustment to goodwill acquired in a prior year for resolution of a pre-acquisition income tax contingency	5,792	—
Increase in non-current assets and deposits	—	(23)
Decrease in non-current assets and deposits	—	27,753
Acquisition of companies, net of cash acquired	—	(4,777)
Increase in a payable to acquire a company	—	17,592

Net cash used in investing activities	(11,242)	(9,648)

Financing activities:
Issuance of common stock	1,354	3,548
Purchase of minority interest in subsidiary	—	(1,059)
Repayment of debt obligations	(97)	(122)

Net cash provided by financing activities	1,257	2,367

Effect of exchange rate changes on cash and cash equivalents	(3,335)	906

Increase in cash and cash equivalents	46,011	3,732

Cash and cash equivalents at beginning of period	218,723	269,682

Cash and cash equivalents at end of period	$264,734	$273,414

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

LSI LOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

     In the opinion of LSI Logic Corporation (the “Company” or “LSI”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments and restructuring and other items, net as discussed in Note 3 to the Unaudited Consolidated Condensed Financial Statements, hereafter referred to as the “Notes”), necessary to state fairly the financial information included herein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

     For financial reporting purposes, the Company reports on a 13 or 14-week quarter with a year ending December 31. The current quarter ended April 3, 2005. For presentation purposes, the consolidated condensed financial statements refer to the calendar quarters for convenience. The results of operations for the quarter ended April 3, 2005, are not necessarily indicative of the results to be expected for the full year. The current quarter ended April 3, 2005, was a 13-week quarter while the same quarter of the previous year was a 14-week quarter.

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

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This statement eliminates the alternative to use the intrinsic value method of accounting for stock options issued to employees. This statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. This statement applies to all awards granted, modified, repurchased or cancelled after the effective date. In addition, compensation cost will be recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not been rendered, based on the grant date fair value of those awards calculated under SFAS No. 123 for pro forma disclosures. This statement also requires additional disclosures in the notes to the consolidated financial statements. On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a rule that defers the required effective date of SFAS No. 123R until the beginning of the first fiscal year beginning after June 15, 2005. The Company expects to apply this statement beginning in the first fiscal quarter of 2006. The Company is currently evaluating the impact of adopting this statement; however, the Company expects that it will have a significant impact on our consolidated balance sheet and statement of operations. The exact impact on the Company’s financial statements will be dependent on a number of factors including the transition method, the option-pricing model used to compute fair value and the inputs to that model such as volatility and expected life. The pro forma disclosures of the impact of SFAS No. 123 provided in Note 2 may not be representative of the impact of adopting this statement.

     On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” This statement expresses views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB No. 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of SFAS No. 123R. The Company is currently evaluating the impact of adopting this statement; however, the Company expects that the adoption of SFAS No. 123R and the related interpretations in SAB No. 107 will have a significant impact on the Company’s consolidated balance sheet and statement of operations.

     In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN No. 47”), “Accounting for Conditional Retirement Obligations—an interpretation of SFAS No. 143.” This interpretation clarifies the timing of when a liability should be recognized for legal obligations associated with the retirement of a tangible long-lived asset. In addition, the interpretation clarifies the treatment when there is insufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than December 31, 2005. Retrospective application for interim financial information is permitted but is not required. Early adoption is encouraged. The adoption of this standard is not expected to have a material impact on the Company’s consolidated balance sheet or statement of operations.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated balance sheet or statement of operations.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of facility expense, freight, handling costs and wasted materials (spoilage) to require them to be recognized as current-period charges. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated balance sheet or statement of operations.

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

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-01 provides guidance on recording other-than-temporary impairments of cost-method investments and requires additional disclosures for those investments. In September 2004, a FASB Staff Position was issued that delays the recognition and measurement guidance in EITF No. 03-01 until the final issuance of FASB Staff Position Issue 03-01 a. The adoption of the recognition and measurement provisions is not expected to have a material impact on the Company’s consolidated balance sheet or statement of operations.

NOTE 2 — STOCK-BASED COMPENSATION

     The following table provides pro forma disclosures as if the Company had recorded compensation costs based on the estimated grant date fair value, as defined by the SFAS No. 123, for awards granted under its stock option and stock purchase plans. The estimated weighted-average grant date fair value, as defined by SFAS No. 123, was calculated using the Black-Scholes model. The Black-Scholes model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

	Three months ended
	March 31,
	2005	2004
	(In thousands, except per
	share amounts)
Net income, as reported	$4,719	$9,085
Add: Amortization of non-cash deferred stock compensation expense determined under the intrinsic value method as reported in net income, net of related tax effects *	296	1,274
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(18,039)	(37,841)

Pro forma net loss	$(13,024)	$(27,482)

Income/(loss) per share:
Basic-as reported	$0.01	$0.02
Basic-pro forma	$(0.03)	$(0.07)

Diluted-as reported	$0.01	$0.02
Diluted-pro forma	$(0.03)	$(0.07)

*	This amount excludes amortization of non-cash deferred stock compensation on restricted stock awards.

     The pro forma disclosure provided above may not be representative of the effect of applying SFAS No. 123R. See further discussion in “Recent Accounting Pronouncements” in Note 1.

NOTE 3 — RESTRUCTURING AND OTHER ITEMS

     The Company recorded charges of $1.5 million in restructuring of operations and other items for the three months ended March 31, 2005, primarily in the Semiconductor segment. The Company recorded a net gain of $0.6 million in restructuring of operations and other items during the first quarter of 2004, primarily in the Semiconductor segment. For a complete discussion of the 2004 restructuring actions, please refer to the Company’s Annual Report on Form 10-K for fiscal year 2004.

Restructuring and impairment of long-lived assets:

First quarter of 2005:

     The Company recorded an expense of $0.8 million for the write-down of purchased software that will not be used. An expense of $0.3 million was recorded to reflect the change in time value of accruals for facility lease termination costs, net of adjustments for changes in sublease assumptions for certain previously accrued facility lease termination costs. Additional non-manufacturing facilities were consolidated during the first quarter of 2005 and an expense of $0.4 million was recorded as the leased facilities ceased being used.

     Assets held for sale of $10 million and $11 million were included as a component of prepaid expenses and other current assets as of March 31, 2005, and December 31, 2004, respectively. Assets classified as held for sale are not depreciated. The fair values of impaired equipment and facilities were researched and estimated by management. Given that current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that the Company will realize the current net carrying value of the assets held for sale. The Company reassesses the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary.

     The following table sets forth the Company’s restructuring reserves as of December 31, 2004 and March 31, 2005, which are included in other accrued liabilities on the balance sheet:

	Balance at	Restructuring	Utilized	Balance at
	December 31,	Expense	during Q1	March 31,
	2004	Q1 2005	2005	2005
	(In thousands)
Write-down of excess assets and decommissioning costs (a)	$1,207	$796	$(1,271)	$732
Lease terminations (b)	20,065	738	(2,691)	18,112
Facility closure and other exit costs (c)	543	—	(476)	67
Payments to employees for severance (d)	7,408	(1)	(4,250)	3,157

Total	$29,223	$1,533	$(8,688)	$22,068

(a)	The amounts utilized in 2005 reflect $0.8 million of non-cash write-downs of long-lived assets in the U.S. due to impairment and $0.5 million in cash payments to decommission and sell assets. The write-downs of long-lived assets were accounted for as a reduction of the assets and did not result in a liability. The $0.7 million balance as of March 31, 2005, relates to machinery and equipment decommissioning costs in the U.S. and estimates for selling costs for assets held for sale and is expected to be utilized during 2005.

(b)	Amounts utilized represent cash payments. The balance remaining for real estate lease terminations will be paid during the remaining terms of these contracts, which extend through 2011.

(c)	Amounts utilized represent cash payments. The balance remaining for facility closure and other exit costs will be paid during 2005.

(d)	Amounts utilized represent cash severance payments to 102 employees during the three months ended March 31, 2005. The balance remaining for severance is expected to be paid by the end of 2005.

NOTE 4 —INVESTMENTS

	March 31,	December 31,
	2005	2004
	(In thousands)
Available-for-sale debt securities
Asset and mortgage-backed securities	$276,778	$292,898
U.S. government and agency securities	256,078	234,787
Corporate and municipal debt securities	68,333	68,177

Total short-term investments	$601,189	$595,862

Long-term investments in equity securities
Marketable equity securities	$26,972	$28,372
Non-marketable equity securities	9,307	9,307

Total long-term investments in equity securities	$36,279	$37,679

     An unrealized gain on investments in available-for-sale debt and equity securities of $9 million, net of the related tax effect of $5 million, and an unrealized gain of $12 million, net of the related tax effect of $6 million, was included in accumulated other comprehensive income as of March 31, 2005, and December 31, 2004, respectively. Net realized (losses)/gains on sales of investments in available-for-sale debt securities were ($0.3) million and $1 million for the three months ended March 31, 2005, and 2004, respectively.

     There was no realized gain or loss associated with marketable and non-marketable available-for-sale equity securities during the first quarter of 2005. The Company realized a $3 million pre-tax gain associated with marketable available-for-sale equity securities of a certain technology company that was acquired by another technology company in the first quarter of 2004.

     The following table includes the details of pre-tax losses related to investments in equity securities that the Company has recorded during the three months ended March 31, 2005, and 2004. Management believed that the declines in value were other than temporary.

	Non-marketable	Marketable
	equity	equity
	investments	investments
	(in millions)
Pre-tax loss:
Three months ended March 31, 2005	$—	$—

Pre-tax loss:
Three months ended March 31, 2004	$1.0	$—

Total carrying value of impaired investments as of March 31, 2005	$2.4	$—

NOTE 5 — BALANCE SHEET DETAIL

	March 31,	December 31,
	2005	2004
	(In thousands)
Cash and cash equivalents:
Cash in financial institutions	$26,168	$51,172
Cash equivalents	238,566	167,551

	$264,734	$218,723

Inventories:
Raw materials	$19,984	$20,022
Work-in-process	92,417	106,818
Finished goods	90,965	92,060

	$203,366	$218,900

     The changes in the carrying amount of goodwill for the three months ended March 31, 2005, as follows (in thousands):

	Semiconductor	Storage Systems
	Segment	segment	Total

Balance as of December 31, 2004	$892,497	$80,633	$973,130
Adjustment to goodwill acquired in a prior year for cash received from the resolution of a pre-acquisition income tax contingency	(5,792)	—	(5,792)

Balance as of March 31, 2005	$886,705	$80,633	$967,338

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

NOTE 6 — DEBT

			Conversion	March 31,	December 31,
	Maturity	Interest Rate	Price	2005	2004
				(In thousands)
2003 Convertible Subordinated Notes	May, 2010	4%	$13.4200	$350,000	$350,000

2001 Convertible Subordinated Notes	November, 2006	4%	$26.3390	421,500	421,500
Deferred gain on terminated swaps				8,258	10,346
Capital lease obligations				32	129

				779,790	781,975
Current portion of long-term obligations				(32)	(129)

Long-term debt				$779,758	$781,846

NOTE 7 — RECONCILIATION OF BASIC AND DILUTED INCOME PER SHARE

     A reconciliation of the numerators and denominators of the basic and diluted income per share computations are as follows:

	Three Months Ended March 31,
	2005			2004
			Per-Share			Per-Share
	Income*	Shares+	Amount	Income*	Shares+	Amount
	(In thousands except per share amounts)
Basic EPS:
Net income available to common stockholders	$4,719	387,664	$0.01	$9,085	381,639	$0.02

Effect of dilutive securities:
Stock options and restricted stock awards	—	2,794	—	—	8,243	—

Diluted EPS:
Net income available to common stockholders	$4,719	390,458	$0.01	$9,085	389,882	$0.02

*	Numerator

+	Denominator

     Options to purchase 51,758,887 and 42,726,738 common shares at March 31, 2005, and 2004, respectively, were excluded from the computation of diluted shares because the exercise prices of these options were greater than the average market price of common shares for the three months ended March 31, 2005, and 2004. The exercise prices of these options ranged from $5.96 to $72.25 at March 31, 2005 and from $10.09 to $72.25 at March 31, 2004.

     Weighted average restricted common shares of 1,000,028 and 57,506 at March 31, 2005, and 2004, respectively, were excluded from the computation of diluted shares because of their antidilutive effect on net income per share.

     Weighted average potentially dilutive shares of 42,083,345 associated with the 2003 and 2001 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on net income per share for the three months ended March 31, 2005. Weighted average potentially dilutive shares of 44,684,052 associated with the 2003 and 2001 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on net income per share for the three months ended March 31, 2004.

NOTE 8 — COMPREHENSIVE (LOSS)/INCOME

     Comprehensive (loss)/income is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive (loss)/income, net of taxes for the current reporting period and comparable period in the prior year is as follows:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Net income	$4,719	$9,085
Change in unrealized loss on derivative instruments designated as and qualifying as cash-flow hedges	(166)	(903)
Change in unrealized gain on available-for-sale securities	(2,823)	(696)
Change in foreign currency translation adjustments	(3,449)	5,173

Comprehensive (loss)/income	$(1,719)	$12,659

NOTE 9 — SEGMENT REPORTING

     The Company operates in two reportable segments: the Semiconductor segment and the Storage Systems segment. The Storage Systems segment may also be referred to as Engenio. In the Semiconductor segment, the Company uses advanced deep sub-micron process technology and comprehensive design methodologies to design, develop, manufacture and market highly complex integrated circuits. These system-on-a-chip solutions include application specific integrated circuits, commonly referred to as ASICs, RapidChip® Platform ASICs and application specific standard products in silicon, or ASSPs. Semiconductor segment product offerings also include host bus adapters, RAID adapters and related products, and services. In the Storage Systems segment, the Company designs, manufactures and sells high-performance, highly scalable open storage area network systems and storage solutions to original equipment manufacturers and a specialized network of resellers. The Storage Systems’ products are sold as complete storage systems or sub-assemblies configured from modular components, including our disk array controller boards and related enclosures, disk drive enclosures and related management software.

     The following is a summary of operations by segment for the three months ended March 31, 2005, and 2004:

	Three months ended March 31,
	2005	2004
	(In thousands)
Revenues:
Semiconductor	$343,582	$336,898
Storage Systems	106,425	115,459

Total	$450,007	$452,357

Income/(loss) from operations:

Semiconductor	$14,199	$1,174
Storage Systems	(1,910)	10,657

Total	$12,289	$11,831

     Intersegment revenues for the periods presented above were not significant. For the three months ended March 31, 2005, restructuring of operations and other items, net of $2 million were primarily included in the Semiconductor segment. For the three months ended March 31, 2004, a credit of $1 million in restructuring of operations and other items was primarily included in the Semiconductor segment.

     Significant Customers. The following table summarizes the number of our significant customers, each of whom accounted for 10% or more of our revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment:

	Three months ended March 31,

	2005	2004
Semiconductor segment:
Number of significant customers	2	—
Percentage of segment revenues	14%, 12%	—
Storage Systems segment:
Number of significant customers	3	3
Percentage of segment revenues	53%, 17%, 14%	51%, 14%, 14%
Consolidated:
Number of significant customers	2	1
Percentage of consolidated revenues	13%, 11%	15%

     The following is a summary of total assets by segment as of March 31, 2005, and December 31, 2004:

	March 31,	December 31,
	2005	2004
	(In thousands)
Total assets:
Semiconductor	$2,545,907	$2,549,016
Storage Systems	316,755	324,985

Total	$2,862,662	$2,874,001

     Revenues from domestic operations were $208 million, representing 46% of consolidated revenues for the three months ended March 31, 2005, compared to $232 million, representing 51% of consolidated revenues for the same period of 2004.

NOTE 10— COMMITMENTS AND CONTINGENCIES

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

NOTE 11 — LEGAL MATTERS

     In February 1999, a lawsuit alleging patent infringement was filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation, Limited Partnership (“Lemelson”) against 88 electronics industry companies, including us. The case number is CIV990377PHXRGS. The patents involved in this lawsuit are alleged to relate to semiconductor manufacturing and computer imaging, including the use of bar coding for automatic identification of articles. The plaintiff has sought a judgment of infringement, an injunction, treble damages, attorneys’ fees and further relief as the court may provide. In September 1999, the Company filed an answer denying infringement and raising affirmative defenses. In addition, the Company asserted a counterclaim for declaratory judgment of non-infringement, invalidity and unenforceability of Lemelson’s patents. A claim construction hearing was held and completed in December 2004; a ruling on the claim construction is pending. No trial date has been set. The Company believes the allegations made by Lemelson are without merit.

     On May 4, 2001, Ning “Frank” Hui caused a lawsuit to be filed against C-Cube Microsystems Inc. in the Superior Court of California for the County of Santa Clara. Hui caused the lawsuit to be filed on his behalf and on behalf of all others similarly situated, approximately 600 employees of C-Cube Microsystems who were employed by C-Cube Microsystems in May 2000 at the time of the acquisition of certain C-Cube Microsystems’ assets by Harmonic, Inc. Subsequent to the filing of the lawsuit, the Superior Court granted Hui’s motion for class certification. In the Complaint, Hui alleged that C-Cube Microsystems’ management improperly reduced the conversion factor for unvested employee stock options when such options were converted at the time of the Harmonic transaction. The Company, without admitting liability, has entered into a settlement agreement with Hui, which is contingent on a number of factors, including final approval by the Superior Court. The Superior Court preliminarily approved the terms of the settlement on April 26, 2005, and set a hearing for final approval on July 25, 2005. If confirmed by the Superior Court and finalized by the parties, the contemplated agreement will not have a material adverse effect on the consolidated results of operations or financial condition of the Company.

     The Company and its subsidiaries are parties to other litigation matters and claims that are normal in the course of its operations. The Company aggressively defends all legal matters and does not believe, based on currently available facts and circumstances, that the final outcome of these matters, taken individually or as a whole, will have a material adverse effect on the Company’s consolidated results of operations and financial condition. However, the pending unsettled lawsuits involve complex questions of fact and law and will likely require the expenditure of significant funds and the diversion of other resources to defend. From time to time the Company may enter into confidential discussions regarding the potential settlement of such lawsuits; however, there can be no assurance that any such discussions will occur or will result in a settlement. Moreover, the settlement of any pending litigation could require the Company to incur substantial settlement payments and costs and, in the case of the settlement of any intellectual property proceeding against the Company, may require the Company to obtain a license under a third party’s intellectual property rights that could require royalty payments in the future and to grant a license to certain of its intellectual property rights to a third party under a cross-license agreement. The results of litigation are inherently uncertain, and material adverse outcomes are possible.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Form 10-Q contains forward-looking statements. In many cases you can identify forward-looking statements by terminology such as “may”, “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. In addition, forward-looking statements in this document include, but are not limited to, the following: projected net income per diluted share in the second quarter of 2005, projected revenues in the second quarter of 2005, projections of gross profit margins in the second quarter of 2005 and projected capital expenditures in 2005. We assume no obligation to update any such forward-looking statements, and these statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. For a summary of such risks and uncertainties, please see the paragraphs located at the end of this Item 2 entitled “Factors that May Affect Future Operating Results” and please also see the risk factors located in the Annual Report on Form 10-K for our fiscal year ended December 31, 2004.

OVERVIEW

     We design, develop, manufacture and market complex, high-performance integrated circuits and storage systems. We operate in two segments—the Semiconductor segment and the Storage Systems segment. Within the Semiconductor segment, we offer three enabling system-on-a-chip technologies—standard-cell ASICs, Platform ASICs and application specific standard products that are focused on the consumer, communication and storage component markets. Within the Storage Systems segment, we focus on high-performance modular disk storage systems, sub-assemblies and storage management software. Our products are marketed primarily to original equipment manufacturers (“OEMs”) that sell products targeted for applications in these markets.

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

     Net income for the three months ended March 31, 2005, was $5 million or $0.01 per diluted share as compared to $9 million or $0.02 per diluted share for the three months ended March 31, 2004. For the three months ended December 31, 2004, we reported a net loss of $197 million or $0.51 per diluted share, which included a charge of $178 million in restructuring of operations and other items for asset impairments at our Gresham manufacturing facility.

     Revenues for the three months ended March 31, 2005, were $450 million representing a 7% increase from the three months ended December 31, 2004 and a decrease of 1% compared to the same period of 2004. Revenues in the Semiconductor segment increased for the three months ended March 31, 2005, when compared to the three months ended December 31, 2004, primarily as a result of an increase in demand for semiconductors used in consumer, storage and communication product applications. Revenues in the Semiconductor segment increased for the three months ended March 31, 2005, when compared with the same period of 2004, primarily as a result of an increase in demand for semiconductors used in consumer product applications, offset in part by a decrease in demand for communication product applications. Revenues for the Storage Systems segment decreased for the three months ended March 31, 2005, when compared with both the same period of 2004 and the three months ended December 31, 2004. The decline in revenues for the Storage Systems segment in the first quarter of 2005 when compared to the fourth quarter of 2004 is primarily a result of seasonality, as the first quarter is traditionally a seasonally slower quarter for revenues. In addition, demand for our existing higher-end storage systems products was lower as we are in the process of introducing our next-generation of higher-end storage systems. The decline in revenues for the Storage Systems segment in the first quarter of 2005, when compared to the first quarter of 2004, was attributable to lower demand for our existing higher-end storage system products as we are in the process of introducing our next-generation products that are higher-end storage systems offerings. We expect this next generation of products to be released beginning in the second quarter of 2005.

     In the second quarter of 2005, we expect consolidated revenues to be in the range of $450 million to $465 million. We anticipate that a significant portion of these revenues would include products where we have strong technology and market share positions. These products include ASICs used in enterprise hard disk drives, storage area networks (“SAN”) and digital audio players, standard products used in DVD recorders and storage solutions.

     We continued the build-out of the RapidChip Platform ASIC infrastructure during the first quarter of 2005 with the introduction of the Integrator2 and Xtreme2 slices. These are general-purpose slices that contain a large quantity of memory that can be used either in large amounts or in extremely flexible small amounts. We now have 45 slices or platforms. Design wins and product shipments for RapidChip platform products continued to increase during the first quarter of 2005.

     We expect our net income per diluted share to be $0.01 to $0.03 in the second quarter of 2005.

     Cash, cash equivalents and short-term investments were $866 million as of March 31, 2005. We generated positive operating cash flows for the twelfth consecutive quarter. See further discussion in the Liquidity and Capital Resources section of this document.

     Net inventories were $203 million as of March 31, 2005, compared to $219 million as of December 31, 2004. We reduced net inventory by 7% during the first quarter of 2005 following a 10% decrease in the fourth quarter of 2004. The decline in inventory levels reflects our continued focus on supply chain management.

     Where more than one significant factor contributed to changes in results from year to year, we have quantified such factors throughout the Management’s Discussion & Analysis, where practicable.

RESULTS OF OPERATIONS

     Revenues:

	Three months ended,
	March 31,	December 31,	March 31,
	2005	2004	2004
	(in millions)
Semiconductor segment	$343.6	$292.5	$336.9
Storage Systems segment	106.4	127.2	115.5

Consolidated	$450.0	$419.7	$452.4

There were no significant intersegment revenues during the periods presented.

     First quarter of 2005 compared to the fourth quarter of 2004

     Total consolidated revenues for the first quarter of 2005 increased $30.3 million or 7% from the fourth quarter of 2004.

     Revenues for the Semiconductor segment increased $51.1 million or 17% in the first quarter of 2005 as compared to the previous quarter.

•	Revenues increased for semiconductors used in storage product applications primarily due to higher demand for ASICs used in hard disk drives and SAN products, along with storage standard products, including our Ultra320 SCSI products and RAID storage adapters. In addition, our Serial Attached SCSI (“SAS”) controller product began shipping in production volumes during the first quarter of 2005. We believe that stronger customer shipments for storage semiconductor products in the first quarter of the year reflect the completion of the market inventory correction that began in the third quarter of 2004.

•	Revenues increased for semiconductors used in consumer product applications primarily as a result of increased demand for semiconductors used in digital audio players, DVD-recorders and video games. The new version of our digital audio player semiconductor product was introduced in 2004.

•	Revenues increased for semiconductors used in communication and other ASIC product applications primarily due to increased demand for communication ASICs and communication standard products used by enterprises. These increases were offset in part by decreases in demand for semiconductors used in office automation products, wireless semiconductor products and other products.

     Revenues for the Storage Systems segment decreased $20.8 million or 16% from the fourth quarter of 2004. The decline reflects seasonality, as the first quarter is traditionally a seasonally slower quarter in terms of revenues. Additionally, the decrease in revenues is attributable to lower demand for our higher-end storage system products as we are in the process of introducing our next-generation offering.

     Three months ended March 31, 2005 compared to the same period of 2004

     Total consolidated revenues for the first quarter of 2005 decreased $2.4 million or 1% as compared to the first quarter of 2004.

     Revenues for the Semiconductor segment increased $6.7 million or 2% for the first quarter of 2005 as compared to the same period of the previous year.

•	Revenues increased for semiconductors used in consumer product applications primarily due to increased demand for semiconductors used in products such as video games, DVD-recorders and digital audio players. The increase in revenues used in the consumer products described above was offset in part by a decrease in demand for semiconductors used in set-top boxes.

•	Revenues decreased for semiconductors used in communication and other ASIC product applications primarily as a result of decreased demand for semiconductors used in office automation, wide area network and switching products. These decreases were offset in part by an increase in demand for semiconductors used in wireless products and other products.

•	Revenues decreased for semiconductors used in storage product applications primarily due to a decrease in demand for storage standard products and storage ASICs used by the server market. We believe revenues in the first quarter of 2004 were high because customers were building inventories that were not sold through the inventory supply chain until the second half of 2004 because of softer end user demand. These decreases were offset in part by an increase in demand for semiconductors used in hard disk drives.

     Revenues for the Storage Systems segment decreased $9.1 million or 8% for the first quarter of 2005 from the same period of 2004. The decrease in revenues is primarily attributable to decreased demand and lower selling prices for our higher-end storage system products as we are in the process of introducing our next-generation offering.

     Significant Customers. The following table summarizes the number of our significant customers, each of whom accounted for 10% or more of our revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment:

	Three months ended March 31,

	2005	2004
Semiconductor segment:
Number of significant customers	2	—
Percentage of segment revenues	14%, 12%	—
Storage Systems segment:
Number of significant customers	3	3
Percentage of segment revenues	53%, 17%, 14%	51%, 14%, 14%
Consolidated:
Number of significant customers	2	1
Percentage of consolidated revenues	13%, 11%	15%

Revenues by geography. The following table summarizes our revenues by geography:

	Three months ended
	March 31,	December 31,	March 31,
	2005	2004	2004
	(in millions)
Revenues:
North America *	$207.5	$208.3	$232.3
Asia, including Japan	195.3	168.9	164.7
Europe *	47.2	42.5	55.4

Total	$450.0	$419.7	$452.4

*       In 2004, the Engenio formed new subsidiaries within Europe. As a result, the amounts in the table above have been restated. All revenues generated by Engenio Europe were previously reported in North America.

     In the first quarter of 2005, revenues decreased in North America as compared to the fourth quarter of 2004 mainly as a result of lower demand for modular storage systems, offset in part by increased demand for semiconductors used in consumer and storage product applications. Revenues in Asia, including Japan, increased in the first quarter of 2005 when compared to the fourth quarter of 2004 primarily as a result of higher demand for semiconductors used in storage, consumer and communication product applications. Revenues in Europe increased in the first quarter of 2005 when compared to the fourth quarter of 2004 primarily as a result of higher demand for semiconductors used in storage and communication product applications.

     In the first quarter of 2005, revenues decreased in North America as compared to the first quarter of 2004 mainly as a result of decreased demand for semiconductors used in storage product applications and modular storage systems, offset in part by an increase in demand for semiconductors used in consumer and communication product applications. Revenues in Asia, including Japan, increased in the first quarter of 2005 compared to the first quarter of 2004 mainly due to an increase in demand for semiconductors used in storage, consumer and communication product applications. The decline in revenues in Europe as compared to the first quarter of 2004 is primarily attributable to lower demand for our products in both the Storage System and Semiconductor segments.

     Operating costs and expenses. Key elements of the consolidated statements of operations for the respective segments are as follows:

Gross profit margin:

	Three months ended,
	March 31,	December 31,	March 31,
	2005	2004	2004
	(in millions)
Semiconductor segment	$158.4	$131.2	$156.2
Percentage of segment revenues	46%	45%	46%
Storage Systems segment	$31.9	$42.4	$45.2
Percentage of segment revenues	30%	33%	39%

Consolidated	$190.3	$173.6	$201.4

Percentage of total revenues	42%	41%	45%

     First quarter of 2005 compared to the fourth quarter of 2004

     The consolidated gross profit margin as a percentage of revenues increased to 42% in the first quarter of 2005 from 41% in the fourth quarter of 2004. The improvement in consolidated gross profit margin in the first quarter of 2005 when compared to the fourth quarter of 2004 is primarily attributable to improved operating efficiencies and lower operating costs for the Gresham manufacturing facility as a result of the restructuring actions taken in the second half of 2004, offset in part by decreases in gross profit margin from the Storage Systems segment.

     The gross profit margin as a percentage of revenues for the Semiconductor segment increased to 46% in the first quarter of 2005 from 45% in the fourth quarter of 2004. The improvement in gross profit margin for the semiconductor segment is primarily attributable to improved operating efficiencies and lower operating costs for the Gresham manufacturing facility as a result of the restructuring actions taken in the second half of 2004.

     The gross profit margin as a percentage of revenues for the Storage Systems segment decreased to 30% in the first quarter of 2005 from 33% in the fourth quarter of 2004. The decline in gross profit margin in the Storage Systems segment is mainly due to a change in product mix to reflect lower sales of some of our higher-end storage system products and lower selling prices for some of our products.

     We expect our consolidated gross profit margin to be in the range of 41% to 43% in the second quarter of 2005.

     Three months ended March 31, 2005 compared to the same period of 2004

     The consolidated gross profit margin as a percentage of revenues decreased to 42% in the first quarter of 2005 from 45% in the first quarter of 2004.

     The gross profit margin as a percentage of revenues for the Semiconductor segment remained flat at 46% in the first quarters of 2005 and 2004. In the Semiconductor segment, we experienced a favorable shift in product mix to products with higher margins. In addition, period costs were higher in the first quarter of 2004 as a result of costs for the implementation of our 130-nanometer manufacturing process technology. These favorable impacts to gross margin were offset by higher charges for obsolete and unmarketable inventories.

     The gross profit margin as a percentage of revenues for the Storage Systems segment decreased to 30% in the first quarter of 2005 from 39% in the first quarter of 2004. The decline in gross profit margin in the Storage Systems segment is mainly due to a change in product mix to reflect lower sales of some of our higher-end storage system products and lower selling prices for some of our products.

     Factors that may affect gross profit margins

     We have advanced wafer-manufacturing operations in Oregon, which is our primary manufacturing site. We also own our Storage Systems segment manufacturing facility in Kansas. In addition, we acquire wafers from foundries in Taiwan, Japan, China and Malaysia and outsource a portion of our Storage Systems segment manufacturing to a facility in Ireland. Utilizing a diversity of manufacturing locations allows us to better manage potential disruption in the manufacturing process due to economic and geographic risks associated with each location.

     Our operating environment, combined with the resources required to operate in the Semiconductor and Storage Systems industries, require that we manage a variety of factors. These factors include, among other things:

•	Competitive pricing pressures;

•	Product mix;

•	Factory capacity and utilization;

•	Geographic location of manufacturing;

•	Manufacturing yields;

•	Availability of certain raw materials;

•	Implementation of new process technologies;

•	Adoption of new industry standards;

•	Terms negotiated with third-party subcontractors; and

•	Foreign currency fluctuations.

     These and other factors could have a significant effect on our gross profit margin in future periods.

Research and development:

	Three months ended
	March 31,	December31,	March 31,
	2005	2004	2004
	(in millions)
Semiconductor segment	$84.1	$78.2	$94.8
Percentage of segment revenues	24%	27%	28%
Storage Systems segment	$15.1	$16.1	$14.1
Percentage of segment revenues	14%	13%	12%

Consolidated	$99.2	$94.3	$108.9

Percentage of revenues	22%	22%	24%

     First quarter of 2005 compared to the fourth quarter of 2004

     Research and development (“R&D”) expenses increased $4.9 million or 5% in the first quarter of 2005 as compared to the fourth quarter of 2004 on a consolidated basis.

     R&D expenses in the Semiconductor segment increased $5.9 million or 8% in the first quarter of 2005 as compared to the fourth quarter of 2004. The increase in R&D expenses for the Semiconductor segment is primarily the result of an increase in compensation-related expenses in the first quarter of 2005 that are based on performance metrics and expense savings in the fourth quarter of 2004 from holiday shutdowns.

     We develop advanced sub-micron product technologies. We continued the build-out of the RapidChip Platform ASIC infrastructure in the first quarter of 2005 with the introduction of the Integrator2 and Xtreme2 slices. Products utilizing RapidChip technology combine the high-density, high-performance and proven intellectual property benefits of cell-based ASICs with the advantages of lower development costs and faster time to market. Our customer base for RapidChip technology encompasses a range from small start-up companies to major system OEMs throughout all of our geographic markets. Design wins and product shipments for RapidChip platform products continued to increase in the first quarter of 2005.

     R&D expenses in the Storage Systems segment decreased $1.0 million or 6% in the first quarter of 2005 as compared to the fourth quarter of 2004. The decrease is primarily due to lower costs for software development as the result of certain software projects moving into production. In addition, there was a reduction in compensation-related expenses as a result of a reduction in workforce early in the first quarter of 2005 and reduced compensation-related expenses that are based on performance metrics.

     Three months ended March 31, 2005 compared to the same period of 2004

     R&D expenses, on a consolidated basis, decreased $9.7 million or 9% during the first quarter of 2005 as compared to the first quarter of 2004.

     R&D expenses for the Semiconductor segment decreased $10.7 million or 11% in the first quarter of 2005 as compared to the same period of 2004. The decrease in R&D expenses for the Semiconductor segment is primarily a result of cost-cutting measures implemented as part of the restructuring actions taken during 2004, including lower compensation-related expenses as well as lower equipment and software expenses. In addition, we spent less on design engineering programs during the first quarter of 2005 when compared to the same period of 2004.

     R&D expenses for the Storage Systems segment increased by $1.0 million or 7% in the first quarter of 2005 as compared to the same period of 2004 primarily due to higher costs for materials, outside services and depreciation related to development programs. In addition, compensation-related expenses were higher as a result of increased headcount. These increases were offset in part by lower compensation-related expenses that are based on performance metrics in the first quarter of 2005 as compared to the same period of the previous year.

     Selling, general and administrative:

	Three months ended
	Mar. 31, 2005	Dec. 31, 2004	Mar. 31, 2004
		(in millions)
Semiconductor segment	$41.8	$35.6	$43.9
Percentage of segment revenues	12%	12%	13%
Storage Systems segment	$16.3	$19.5	$17.3
Percentage of segment revenues	15%	15%	15%

Consolidated	$58.1	$55.1	$61.2

Percentage of revenues	13%	13%	14%

     First quarter of 2005 compared to the fourth quarter of 2004

     Selling, general and administrative (“SG&A”) expenses increased $3.0 million or 5% during the first quarter of 2005 from the fourth quarter of 2004 on a consolidated basis.

     SG&A expenses for the Semiconductor segment increased $6.2 million or 17% in the first quarter of 2005 as compared to the fourth quarter of 2004. The increase is primarily a result of higher compensation-related expenses in the first quarter of 2005 that are based upon performance metrics and expense savings in the fourth quarter of 2004 from holiday shutdowns as well as commissions for sales representatives. These increases were offset in part by a decrease in expenses for legal and accounting services.

     SG&A expenses for the Storage Systems segment decreased $3.2 million or 16% as compared to the fourth quarter of 2004. The decrease is primarily due to a decrease in marketing expenses for outside services and other marketing programs, as well as lower compensation-related expenses that are based upon performance metrics, including commissions for sales representatives.

     Three months ended March 31, 2005 compared to the same period of 2004

     Consolidated SG&A expenses decreased $3.1 million or 5% during the first quarter of 2005 as compared to the first quarter of 2004.

     SG&A expenses for the Semiconductor segment decreased $2.1 million or 5% during the first quarter of 2005 as compared to the same period of 2004. The decrease in the Semiconductor segment was primarily attributable to benefits from the cost-cutting measures implemented as part of the restructuring actions taken during 2004, including lower compensation-related expenses and benefits from the consolidation of our non-manufacturing facilities. These decreases were offset in part by higher expenses for commissions for sales representatives.

     SG&A expenses for the Storage Systems segment decreased $1.0 million or 6% in the first quarter of 2005 as compared to the same period of 2004. The decrease is primarily due to a decrease in compensation-related expenses that are based upon performance metrics for selling and marketing personnel. In addition, SG&A expenses were high in the first quarter of 2004 because of spending for the set-up of experience centers. These decreases were offset in part by lower reimbursements of selling expenses related to the master distributor agreement with StorageTek due to the timing of billings and the underlying level of revenues.

     Restructuring of operations and other items: We recorded charges of $1.5 million in restructuring of operations and other items for the three months ended March 31, 2005, primarily in the Semiconductor segment. We recorded a net gain of $0.6 million in restructuring of operations and other items during the first quarter of 2004, primarily in the Semiconductor segment. For a complete discussion of the 2004 restructuring actions, please refer to our Annual Report on Form 10-K for fiscal year 2004.

Restructuring and impairment of long-lived assets:

First quarter of 2005:

     We recorded an expense of $0.8 million for the write-down of purchased software that will not be used. An expense of $0.3 million was recorded to reflect the change in time value of accruals for facility lease termination costs, net of adjustments for changes in sublease assumptions for certain previously accrued facility lease termination costs. Additional non-manufacturing facilities were consolidated during the first quarter of 2005 and an expense of $0.4 million was recorded as the leased facilities ceased being used.

     Assets held for sale of $10 million and $11 million were included as a component of prepaid expenses and other current assets as of March 31, 2005, and December 31, 2004, respectively. Assets classified as held for sale are not depreciated. The fair values of impaired equipment and facilities were researched and estimated by management. Given that current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that we will realize the current net carrying value of the assets held for sale. We reassess the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary. We are making appropriate efforts to sell assets held for sale within the next twelve months.

     The following table sets forth our restructuring reserves as of December 31, 2004 and March 31, 2005, which are included in other accrued liabilities on the balance sheet:

	Balance at	Restructuring	Utilized	Balance at
	December	Expense	during Q1,	March 31,
	31, 2004	Q1, 2005	2005	2005
	(In thousands)
Write-down of excess assets and decommissioning costs (a)	$1,207	$796	$(1,271)	$732
Lease terminations (b)	20,065	738	(2,691)	18,112
Facility closure and other exit costs (c)	543	—	(476)	67
Payments to employees for severance (d)	7,408	(1)	(4,250)	3,157

Total	$29,223	$1,533	$(8,688)	$22,068

(a)	The amounts utilized in 2005 reflect $0.8 million of non-cash write-downs of long-lived assets in the U.S. due to impairment and $0.5 million in cash payments to decommission and sell assets. The write-downs of long-lived assets were accounted for as a reduction of the assets and did not result in a liability. The $0.7 million balance as of March 31, 2005, relates to machinery and equipment decommissioning costs in the U.S. and estimates for selling costs for assets held for sale that is expected to be utilized during 2005.

(b)	Amounts utilized represent cash payments. The balance remaining for real estate lease terminations will be paid during the remaining terms of these contracts, which extend through 2011.

(c)	Amounts utilized represent cash payments. The balance remaining for facility closure and other exit costs will be paid during 2005.

(d)	Amounts utilized represent cash severance payments to 102 employees during the three months ended March 31, 2005. The balance remaining for severance is expected to be paid by the end of 2005.

     Amortization of non-cash deferred stock compensation: Amortization of non-cash deferred stock compensation was $1.5 million for the three months ended March 31, 2005, $2.0 million for the three months ended December 31, 2004, and $1.8 million for the three months ended March 31, 2004. The acquisitions for which deferred stock compensation and related amortization were recorded consisted primarily of the Accerant transaction in the second quarter of 2004; the Velio transaction in the first quarter of 2004; an acquisition in the fourth quarter of 2002; the acquisition of C-Cube and the RAID business from AMI in 2001; and the acquisition of DataPath in 2000. We have also recorded non-cash deferred stock compensation for restricted common shares issued to our employees, Engenio employees and the non-employee directors of Engenio. We amortize deferred stock compensation ratably over the related vesting periods. Deferred stock compensation is adjusted to reflect forfeitures prior to vesting.

     Amortization of intangibles: Amortization of intangible assets was $17.6 million and $18.2 million for the first quarter of 2005 and fourth quarter of 2004, respectively. The decrease is primarily a result of the write-down of $4.7 million of intangible assets that was recorded in restructuring and other items during the fourth quarter of 2004. The intangible assets were originally acquired in connection with the acquisition of DataPath, which was added to our Semiconductor segment during 2000.

     Amortization of intangible assets for the first quarter of 2005 decreased by $0.7 million from $18.3 million in the first quarter of 2004. Amortization decreased as a result of the write-down during the fourth quarter of 2004 discussed above and certain intangible assets becoming fully amortized, offset by amortization of intangible assets acquired during the first and second quarters of 2004. No amortization expense was recorded in the first quarter of 2004 related to the intangible assets acquired from Velio as they were acquired on the last day of the first quarter of 2004. As of March 31, 2005, we had approximately $90.8 million of intangible assets, net of accumulated amortization that will continue to amortize.

     Interest expense: Interest expense decreased by $0.6 million to $6.7 million in the first quarter of 2005 from $7.3 million in the fourth quarter of 2004. During the fourth quarter of 2004, we recorded approximately $0.9 million in interest expense related to the wafer fabrication equipment that was purchased from two operating leases. No such interest was recorded during the first quarter of 2005. Interest expense increased by $0.8 million to $6.7 million during the three months ended March 31, 2005, from $5.9 million during the same period in 2004. The increase is due to the amortization of the deferred gain on the previously terminated interest rate swaps using the effective interest method, offset in part by a decrease in interest expense due to the repurchase of $68.5 million of Convertible Notes during the third quarter of 2004.

     Interest income and other, net: Interest income and other, net, was $5.4 million in the first quarter of 2005 as compared to $4.4 million in the fourth quarter of 2004. Interest income increased to $6.1 million in the first quarter of 2005 from $5.1 million in the fourth quarter of 2004. The increase in interest income is mainly due to higher returns on our short-term investments. Other expense, net of $0.7 million and $0.7 million in the first quarter of 2005 and the fourth quarter of 2004, respectively were comprised of various items that were individually insignificant.

     Interest income and other, net, was $9.2 million in the first quarter of 2004. Interest income increased to $6.1 million in the first quarter of 2005 from $5.4 million in the first quarter of 2004. The increase in interest income is mainly due to higher returns on our short-term investments. Other income, net of $3.8 million in the first quarter of 2004 included a pre-tax gain of $3.0 million associated with our investment in marketable available-for-sale equity securities of a certain technology company that was acquired by another publicly traded technology company during the first quarter of 2004, and other miscellaneous items.

     Provision for income taxes: During the three months ended March 31, 2005, December 31, 2004, and March 31, 2004, we recorded an income tax expense of $6.3 million, $6.0 million and $6.0 million, respectively. The expense primarily relates to foreign income taxes. Excluding certain foreign jurisdictions, the future benefit of temporary differences, including operating losses, is not being recognized.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

     Cash, cash equivalents and short-term investments increased to $865.9 million at March 31, 2005, from $814.6 million at December 31, 2004. As described below, the increase is mainly due to net cash inflows from operating and financing activities and net cash outflows from investing.

     Working capital. Working capital increased by $32.2 million to $1.0 billion at March 31, 2005, from $969.0 million at December 31, 2004. Working capital for the three months ended March 31, 2005 was impacted by the following activities:

•	Cash, cash equivalents and short-term investments increased by $51.3 million.

•	Other accrued liabilities decreased by $8.5 million primarily due to a decrease of $7.2 million in restructuring reserves mainly for payments for severance and previously exited leases and a consumption tax payment of approximately $7.8 million; offset in part by a $7.8 million increase in interest payable due to the timing of interest payments on our Convertible Notes.

•	Accounts payable decreased by $6.6 million primarily due to the timing of invoice receipt and payments.

The increase in working capital was offset, in part, by the following:

•	Inventories decreased by $15.5 million to $203.4 million as of March 31, 2005, from $218.9 million as of December 31, 2004. The decline in inventory levels reflects our continued focus on supply chain management.

•	Accounts receivable decreased by $12.6 million. The increase is mainly attributable to greater linearity of our revenues in the first quarter of 2005 when compared to the fourth quarter of 2004.

•	Income taxes payable increased by $3.9 million due to the timing of tax payments made and the income tax provision recorded in the first quarter of 2005.

•	Accrued salaries, wages and benefits increased by $1.6 million primarily due to the timing differences in payment of salaries and benefits.

     Cash and cash equivalents generated from operating activities. During the three months ended March 31, 2005, we generated $59.3 million of net cash and cash equivalents from operating activities compared to $10.1 million generated in the same period of 2004. Cash and cash equivalents generated by operating activities for the three months ended March 31, 2005, were the result of the following:

•	Income (before depreciation and amortization, non-cash restructuring and other items and amortization of non-cash deferred stock compensation). The non-cash items and other non-operating adjustments are quantified in our Consolidated Statements of Cash Flows included in this Current Report on Form 10-Q; and

•	A net increase from assets and liabilities including changes in working capital components from December 31, 2004, to March 31, 2005, as discussed above.

     Cash and cash equivalents used in investing activities. Cash and cash equivalents used in investing activities were $11.2 million for the three months ended March 31, 2005, compared to $9.6 million in the same period in 2004. The investing activities during the three months ended March 31, 2005 were as follows:

•	Purchases of debt and equity securities available for sale, net of sales and maturities;

•	Purchases of property, equipment and software;

•	Proceeds from the sale of property and equipment; and

•	Receipt of an income tax refund for pre-acquisition tax matters associated with C-Cube Microsystems Inc. (C-Cube Microsystems was acquired by us in May 2001).

     We expect capital expenditures to be approximately $60 million in 2005. In recent years we have reduced our level of capital expenditures as a result of our focus on establishing strategic supplier alliances with foundry semiconductor manufacturers, which enables us to have access to advanced manufacturing capacity, and reduces our capital spending requirements.

     Cash and cash equivalents provided by financing activities. Cash and cash equivalents provided by financing activities during the three months ended March 31, 2005, were $1.3 million as compared to $2.4 million in the same period in 2004. The primary financing activity during the three months ended March 31, 2005, was the issuance of common stock under our employee stock option and purchase plans.

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

Contractual Obligations

     The following table summarizes our contractual obligations at March 31, 2005, and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments due by period
			4 – 5	After 5
	Less than 1 year	1 – 3 years	years	years	Total
Contractual Obligations	(in millions)
Convertible Subordinated Notes	$—	$421.5	$—	$350.0	$771.5
Operating lease obligations	65.6	66.1	38.6	30.7	201.0
Purchase commitments	291.8	7.0	2.3	—	301.1

Total	$357.4	$494.6	$40.9	$380.7	$1,273.6

     Convertible Subordinated Notes

     As of March 31, 2005, we have $422 million of Convertible Subordinated Notes due in November 2006 (“2001 Convertible Notes”) and $350 million of Convertible Subordinated Notes due in May 2010 (“2003 Convertible Notes”). All of the Convertible Notes are subordinated to all existing and future senior debt and are convertible at the holder’s option, at any time prior to the maturity date of the Convertible Notes, into shares of our common stock. The 2001 and 2003 Convertible Notes have conversion prices of approximately $26.34 per share and $13.42 per share, respectively. The 2001 Convertible Notes are redeemable at our option, in whole or in part, on at least 30 days notice at any time on or after the call date, which is two years before the due date. We cannot elect to redeem the 2003 Convertible Notes prior to maturity. Each holder of the 2001 and 2003 Convertible Notes has the right to cause us to repurchase all of such holder’s convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change to us, which includes a transaction or event such as an exchange offer, liquidation, tender offer, consolidation, merger or combination. Interest is payable semiannually.

     Fluctuations in our stock price impact the prices of our outstanding convertible securities and the likelihood of the convertible securities being converted into cash or equity. If we are required to redeem any of the Convertible Notes for cash, it may affect our liquidity position. In the event they do not convert to equity, we believe that our current cash position and expected future operating cash flows will be adequate to meet these obligations as they mature. From time to time, we redeem or repurchase Convertible Notes.

     Operating Lease Obligations

          We lease real estate, certain non-manufacturing equipment and software under non-cancelable operating leases.

     Purchase Commitments

     We maintain certain purchase commitments, primarily for raw materials, with suppliers and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers.

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. For a detailed discussion of our critical accounting policies, please see the Critical Accounting Policies contained in Part II, Item 7 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004.

     We monitor the recoverability of goodwill recorded in connection with acquisitions annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment, if any, would be determined in accordance with SFAS No. 142, which uses a fair value model for determining the carrying value of goodwill. We plan to perform our next annual impairment review in the fourth quarter of 2005.

Recent Accounting Pronouncements

          The information contained in Item 1 in Note 1 of the Notes under the heading “Recent Accounting Pronouncements” is hereby incorporated by reference into this Item 2.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Keep these risk factors in mind when you read “forward-looking” statements elsewhere in this Form 10-Q and in the documents incorporated herein by reference. These are statements that relate to our expectations for future events and time periods. Generally, the words, “anticipate,” “expect,” “intend” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and actual results could differ materially from those anticipated in the forward-looking statements.

     We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors. Our actual results in future periods may be significantly different from any future performance suggested in this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information, we recommend that you read this discussion and analysis in conjunction with the Annual Report on Form 10-K. Risks and uncertainties that may affect our results include, among others:

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

     We are dependent on a limited number of customers. Our concentrated customer base accounts for a substantial portion of our revenues. For the three months ended March 31, 2005, IBM and Seagate represented 13% and 11% of our total consolidated revenues, respectively.

     Our operating results and financial condition could be significantly affected if:

– we do not win new product designs from major existing customers;

– major customers reduce or cancel their existing business with us;

– major customers make significant changes in scheduled deliveries; or

– there are declines in the prices of products that we sell to these customers.

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

– maintain a competitive manufacturing cost structure;

– implement the latest process technologies required to manufacture new products;

– exercise stringent quality control measures to ensure high yields;

– effectively manage the subcontractors engaged in the wafer fabrication, test and assembly of products; and

– update equipment and facilities as required for leading edge production capabilities.

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

     We finance our capital expenditure needs from operating cash flows, bank financing and capital market financing. As of March 31, 2005, we had convertible notes outstanding of approximately $772 million. We may need to seek additional equity or debt financing from time to time and cannot be certain that additional financing will be available on favorable terms. Moreover, any future equity or equity-linked financing may dilute the equity ownership of existing stockholders.

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

     We engage in acquisitions and alliances giving rise to economic and technological risks. We are continually exploring strategic acquisitions that build upon our existing library of intellectual property, human capital and engineering talent, and increase our leadership position in the markets where we operate. We did not complete any material acquisitions or alliances in the first quarter of 2005. We completed two acquisitions in 2004. Mergers and acquisitions of high-technology companies bear inherent risks. No assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. We must manage any growth effectively. Failure to manage growth effectively and to integrate acquisitions could adversely affect our operating results and financial condition.

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

     See “Legal Matters” in Note 11 (“Legal Matters”) of the Notes regarding current patent litigation.

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

     Engenio Information Technologies, Inc. represents a significant portion of our business, and an initial public offering, sale or spin-off of the Storage Systems segment, may cause our operating results to suffer and may cause net revenues and income to decline. Engenio Information Technologies, Inc. represents a significant portion of our business, and it is currently reported as a separate segment in our consolidated financial statements. For the three months ended March 31, 2005, the Storage Systems segment represented 24% of our revenues. For the fiscal year ended 2004, the Storage Systems segment represented 27% of our revenues.

     If we engage in a transaction that results in Engenio no longer being our subsidiary, the Storage Systems segment’s financial results, including its net revenues and net income, will no longer be included in our consolidated financial statements. Consequently, our financial results may be harmed as a result of a spin-off or sale of the storage systems business, which may cause our stock price to decline. Accordingly, our historical consolidated financial results may not necessarily reflect our future financial position, results of operations and cash flows after Engenio ceases to be a subsidiary.

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

     We expect that the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), entitled “Share-Based Payment,” effective for the beginning in the first quarter of 2006, will have a significant impact on our reported results as described under “Recent Accounting

Pronouncements.” Because the factors that will affect compensation expense we incur due to the adoption of SFAS No. 123 (Revised 2004) are unknown, the impact on our operating results at the point of adoption, or in the future, cannot be determined. Changes in these or other rules, or modifications to our current practices, may have a significant adverse effect on our reported operating results or in the way in which we conduct our business in the future.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     There have been no significant changes in the market risk disclosures during the three months ended March 31, 2005, as compared to the discussion in Part II, Item 7a of our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

     Our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934 as of March 31, 2005. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     This information is included in Note 11 (“Legal Matters”) of the Notes to the Unaudited Consolidated Condensed Financial Statements, which information is incorporated herein by reference from Item 1 of Part I hereof.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On July 28, 2000, the Company’s Board of Directors authorized a new stock repurchase program in which up to 5 million shares of the Company’s common stock may be repurchased in the open market from time to time. There is no expiration date for the plan. No shares were repurchased under this plan during the first three months of 2005. There are 3.5 million shares available for repurchase under this plan as of March 31, 2005.

Item 6. Exhibits

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

LSI LOGIC CORPORATION (Registrant)

Date: May 13, 2005	By	/s/ Bryon Look

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