Form 10-Q
period 2005-07-03
LSI LOGIC CORP
filed 2005-08-12
CIK 703360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 3, 2005
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) YES ☑ NO ☐
As of August 5, 2005, there were 390,718,991 shares of the registrant’s Common Stock, $.01 par value, outstanding.

LSI LOGIC CORPORATION
Form 10-Q
For the Quarter Ended June 30, 2005
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LSI LOGIC CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2005	2004
	(In thousands, except per-share amounts)
Assets
Cash and cash equivalents	$211,456	$218,723
Short-term investments	570,563	595,862
Accounts receivable, less allowances of $10,445 and $12,545	284,897	272,065
Inventories	185,740	218,900
Deferred tax assets	5,649	5,661
Prepaid expenses and other current assets	55,316	54,076

Total current assets	1,313,621	1,365,287

Property and equipment, net	288,513	311,916
Intangibles, net	73,232	108,457
Goodwill	965,468	973,130
Deferred tax assets	5,002	5,044
Other assets	101,673	110,167

Total assets	$2,747,509	$2,874,001

Liabilities and Stockholders’ Equity
Accounts payable	$121,285	$122,422
Accrued salaries, wages and benefits	65,161	58,516
Other accrued liabilities	125,644	142,278
Income taxes payable	82,408	72,935
Current portion of long-term obligations	—	129

Total current liabilities	394,498	396,280

Long-term debt	625,956	781,846
Tax related liabilities and other	75,280	77,570

Total long-term obligations and other liabilities	701,236	859,416

Commitments and contingencies (Notes 10 and 11)

Minority interest in subsidiary	247	259

Stockholders’ equity:
Preferred shares; $.01 par value; 2,000 shares authorized, none outstanding	—	—
Common stock; $.01 par value; 1,300,000 shares authorized; 390,306 and 387,490 shares outstanding	3,903	3,875
Additional paid-in capital	2,986,207	2,969,478
Deferred stock compensation	(10,594)	(8,936)
Accumulated deficit	(1,354,340)	(1,384,321)
Accumulated other comprehensive income	26,352	37,950

Total stockholders’ equity	1,651,528	1,618,046

Total liabilities and stockholders’ equity	$2,747,509	$2,874,001

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

LSI LOGIC CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Revenues	$481,292	$447,897	$931,299	$900,254
Cost of revenues	269,531	239,081	529,271	490,006

Gross profit	211,761	208,816	402,028	410,248

Research and development	99,659	110,098	198,896	219,039
Selling, general and administrative	59,872	63,757	118,012	124,915
Restructuring of operations and other items, net	7,156	3,029	8,689	2,431
Amortization of non-cash deferred stock compensation (*)	1,172	2,003	2,627	3,829
Amortization of intangibles	17,613	19,398	35,226	37,672

Income from operations	26,289	10,531	38,578	22,362
Interest expense	(6,320)	(6,067)	(13,030)	(11,979)
Interest income and other, net	11,543	8,778	16,933	17,944

Income before income taxes	31,512	13,242	42,481	28,327

Provision for income taxes	6,250	6,000	12,500	12,000

Net income	$25,262	$7,242	$29,981	$16,327

Net income per share:
Basic	$0.06	$0.02	$0.08	$0.04

Diluted	$0.06	$0.02	$0.08	$0.04

Shares used in computing per share amounts:
Basic	389,088	383,522	388,371	382,571

Diluted	393,427	388,586	391,954	389,102

(*)	Amortization of non-cash deferred stock compensation, if not shown separately, would have been included in cost of revenues, research and development and selling, general and administrative expenses as shown below:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands)
Cost of revenues	$164	$46	$325	$96
Research and development	570	1,530	1,405	2,711
Selling, general and administrative	438	427	897	1,022

Total	$1,172	$2,003	$2,627	$3,829

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

LSI LOGIC CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2005	2004
	(In thousands)
Operating activities:
Net income	$29,981	$16,327
Adjustments:
Depreciation and amortization	82,293	92,441
Amortization of non-cash deferred stock compensation	2,627	3,829
Non-cash restructuring and other items	1,350	6,385
Gain on sale and exchange of equity securities	(2,311)	(8,104)
Gain on repurchase of Convertible Subordinated Notes	(4,123)	—
Gain on sale of property and equipment	(3)	(3,937)
Changes in deferred tax assets and liabilities	54	625
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(12,853)	(56,980)
Inventories	33,160	(11,701)
Prepaid expenses and other assets	(8,160)	(5,777)
Accounts payable	(2,378)	10,263
Accrued and other liabilities	(493)	(5,178)

Net cash provided by operating activities	119,144	38,193

Investing activities:
Purchase of debt securities available-for-sale	(262,532)	(454,756)
Maturities and sales of debt securities available-for-sale	283,183	339,458
Purchases of equity securities	—	(2,250)
Proceeds from sales of equity securities	3,871	10,518
Purchases of property, equipment and software	(19,420)	(25,218)
Proceeds from sale of property and equipment	3,215	5,836
Adjustment to goodwill acquired in a prior year for resolution of a pre-acquisition income tax contingency	7,662	4,462
Increase in non-current assets and deposits	—	(40)
Decrease in non-current assets and deposits	—	39,633
Acquisition of companies, net of cash acquired	—	(36,487)

Net cash provided by/(used in) investing activities	15,979	(118,844)

Financing activities:
Repurchase of Convertible Subordinated Notes	(148,126)	—
Issuance of common stock	12,826	17,810
Purchase of minority interest in subsidiary	—	(7,453)
Repayment of debt obligations	(129)	(216)

Net cash (used in)/provided by financing activities	(135,429)	10,141

Effect of exchange rate changes on cash and cash equivalents	(6,961)	(769)

Decrease in cash and cash equivalents	(7,267)	(71,279)

Cash and cash equivalents at beginning of period	218,723	269,682

Cash and cash equivalents at end of period	$211,456	$198,403

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
     For financial reporting purposes, the Company reports on a 13 or 14-week quarter with a year ending December 31. The current quarter ended July 3, 2005. For presentation purposes, the consolidated condensed financial statements refer to the calendar quarters for convenience. The results of operations for the quarter ended July 3, 2005, are not necessarily indicative of the results to be expected for the full year. The first six months of 2005 ended on July 3, 2005, and consisted of approximately 26 weeks, while the first six months of 2004 ended on July 4, 2004, and consisted of approximately 27 weeks. The second quarter of 2005 and 2004 both consisted of 13 weeks.
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
     In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’” This statement clarifies three issues surrounding the application of Issue 00-19 as it relates to “conventional” convertible debt. The first issue resolved to retain the conventional convertible debt exception in Issue No. 00-19, which was originally included to avoid a conflict with existing guidance in APB 14. The second issue clarifies and expands the definition of “conventional” in the context of the Issue No. 00-19 exception to include instruments for which conversion into a fixed number of shares is contingent on a future event. The third issue clarifies that preferred stock with a mandatory redemption date could qualify for the conventional convertible debt exception, with qualification depending on the facts and circumstances. The consensuses in this Issue should be applied prospectively to new instruments entered into or modified in periods beginning after June 29, 2005. The adoption of this standard is not expected to have a material impact on the Company’s consolidated balance sheet or statement of operations.
     In June 2005, the EITF reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” This statement clarifies that the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception should be based on the lesser of the useful life of the leasehold improvements or the period of the lease, including all renewal periods that are reasonably assured of exercise at the time of the acquisition. The consensus is to be applied prospectively to leasehold improvements purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of this standard is not expected to have a material impact on the Company’s consolidated balance sheet or statement of operations.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20 and SFAS No. 3. This statement applies to all voluntary changes in accounting principle and applies to changes required by an accounting pronouncement if transition provisions are not provided. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Company’s consolidated balance sheet or statement of operations.
     In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN No. 47”), “Accounting for Conditional Retirement Obligations-an interpretation of SFAS No. 143.” This interpretation clarifies the timing of when a liability should be recognized for legal obligations associated with the retirement of a tangible long-lived asset. In addition, the interpretation clarifies the treatment when there is insufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than December 31, 2005. Retrospective application for interim financial information is permitted but is not required. The adoption of this standard is not expected to have a material impact on the Company’s consolidated balance sheet or statement of operations.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29.” This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected have a material impact on the Company’s consolidated balance sheet or statement of operations.
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
     In March 2004, the EITF reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-01 provides guidance on recording other-than-temporary impairments of cost-method investments and requires additional disclosures for those investments. In September 2004, a FASB Staff Position was issued that delays the recognition and measurement guidance in EITF No. 03-01 until the final issuance of FASB Staff Position Issue 03-01. The adoption of the recognition and measurement provisions is not expected to have a material impact on the Company’s consolidated balance sheet or statement of operations.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net income, as reported	$25,262	$7,242	$29,981	$16,327
Add: Amortization of non-cash deferred stock compensation determined under the intrinsic value method as reported in net income, net of related tax effects *	—	748	296	2,022
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(25,475)	(32,756)	(43,514)	(70,597)

Pro forma net loss	$(213)	$(24,766)	$(13,237)	$(52,248)

Income/(loss) per share:
Basic-as reported	$0.06	$0.02	$0.08	$0.04
Basic-pro forma	$—	$(0.06)	$(0.03)	$(0.14)

Diluted-as reported	$0.06	$0.02	$0.08	$0.04
Diluted-pro forma	$—	$(0.06)	$(0.03)	$(0.14)

*	This amount excludes amortization of non-cash deferred stock compensation on restricted stock awards.
     The pro forma disclosure provided above may not be representative of the effect of applying SFAS No. 123R. See further discussion in “Recent Accounting Pronouncements” in Note 1.

NOTE 3 — RESTRUCTURING AND OTHER ITEMS
     The Company recorded charges of $7 million and $9 million in restructuring of operations and other items for the three and six months ended June 30, 2005, respectively, primarily in the Semiconductor segment. The Company recorded charges of $3.0 million and $2.4 million in restructuring of operations and other items for the three and six months ended June 30, 2004, respectively. For a complete discussion of the 2004 restructuring actions, please refer to the Company’s Annual Report on Form 10-K for fiscal year 2004.
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
Second quarter of 2005:
     The Company recorded restructuring charges of approximately $1.7 million, which included the following items. An expense of $0.4 million for the write-down of equipment held for sale to reflect a decline in fair market values. An expense of $0.4 million was recorded to reflect the change in time value of accruals for facility lease termination costs. An additional non-manufacturing facility was consolidated during the second quarter of 2005 and an expense of $0.3 million was recorded as the leased facility ceased being used. An expense of $0.2 million was recorded for severance and termination benefits for 10 employees. An expense of $0.4 million was recorded for facility closure costs related to the Colorado fabrication facility as the expenses were incurred.
     Assets held for sale of $7 million and $11 million were included as a component of prepaid expenses and other current assets as of June 30, 2005, and December 31, 2004, respectively. Assets classified as held for sale are not depreciated. The fair values of impaired equipment and facilities were researched and estimated by management. Given that current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that the Company will realize the current net carrying value of the assets held for sale. The Company reassesses the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary.
     The following table sets forth the Company’s restructuring reserves as of June 30, 2005, which are included in other accrued liabilities on the balance sheet:

			Utilized				Balance
	Balance at	Restructuring	during	Balance at	Restructuring	Utilized	at
	December	Expense	Q1,	March 31,	Expense	during	June 30,
	31, 2004	Q1, 2005	2005	2005	Q2, 2005	Q2, 2005	2005
(In thousands)
Write-down of excess assets and decommissioning costs (a)	$1,207	$796	$(1,271)	$732	$429	$(451)	$710

Lease terminations (b)	20,065	738	(2,691)	18,112	727	(2,674)	16,165
Facility closure and other exit costs (c)	543	—	(476)	67	404	(462)	9
Payments to employees for severance (d)	7,408	(1)	(4,250)	3,157	160	(1,850)	1,467

Total	$29,223	$1,533	$(8,688)	$22,068	$1,720	$(5,437)	$18,351

(a)	The amounts utilized in 2005 reflect $1.2 million of non-cash write-downs of long-lived assets in the U.S. due to impairment and $0.5 million in cash payments to decommission and sell assets. The write-downs of long-lived assets were accounted for as a reduction of the assets and did not result in a liability. The $0.7 million balance as of June 30, 2005, relates to machinery and equipment decommissioning costs in the U.S. and estimates for selling costs for assets held for sale and is expected to be utilized during 2005.

(b)	Amounts utilized represent cash payments. The balance remaining for real estate lease terminations will be paid during the remaining terms of these contracts, which extend through 2011.

(c)	Amounts utilized represent cash payments. The balance remaining for facility closure and other exit costs will be paid during 2005.

(d)	Amounts utilized represent cash severance payments to 123 employees during the six months ended June 30, 2005. The balance remaining for severance is expected to be paid by the end of 2005.
Other Items:
     On May 23, 2005, Wilfred J. Corrigan’s status as an employee ceased and in connection with this event, the Company recorded a charge of $5.3 million. The amount was paid to Mr. Corrigan in the second quarter of 2005 and was made in accordance with Mr. Corrigan’s employment agreement dated September 20, 2001.
NOTE 4 — INVESTMENTS

	June 30,	December 31,
	2005	2004
	(In thousands)
Available-for-sale debt securities
Asset and mortgage-backed securities	$264,945	$292,898
U.S. government and agency securities	225,959	234,787
Corporate and municipal debt securities	79,659	68,177

Total short-term investments	$570,563	$595,862

Long-term investments in equity securities
Marketable equity securities	$20,649	$28,372
Non-marketable equity securities	9,307	9,307

Total long-term investments in equity securities	$29,956	$37,679

     Accumulated other comprehensive income included unrealized gains on investments in available-for-sale debt and equity securities of $7 million, net of the related tax effect of $4 million, and $12 million, net of the related tax effect of $6 million, as of June 30, 2005, and December 31, 2004, respectively.
     Net realized losses on sales of investments in available-for-sale debt securities were $0.4 million and $0.7 million for the three and six months ended June 30, 2005, respectively. Net realized losses on the sale of investments in available-for-sale debt securities were $0.3 million for the three months ended June 30, 2004. Net realized gains on sales of investments in available-for-sale debt securities were $0.6 million for the six months ended June 30, 2004.
     The Company realized pre-tax gains of $2 million related to the following for the six months ended June 30, 2005:
• A $1 million pre-tax gain related to the sale of certain marketable available-for-sale equity securities in the second quarter of 2005; and

• A $1 million pre-tax gain associated with marketable available-for-sale equity securities of a certain technology company that was acquired by another technology company in the second quarter of 2005.

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
     The following table includes the details of pre-tax losses related to investments in equity securities that the Company has recorded during the first six months of 2005 and 2004. Management believed that the declines in value were other than temporary.

	Non-marketable	Marketable
	equity	equity
	investments	investments
	(in millions)
Pre-tax loss:
Three months ended June 30, 2005	$—	$—
Six months ended June 30, 2005	—	—

Pre-tax loss:
Three months ended June 30, 2004	$0.1	$—
Six months ended June 30, 2004	1.2	—

Total carrying value of impaired investments as of June 30, 2005	$2.4	$—
NOTE 5 — BALANCE SHEET DETAIL

	June 30,	December 31,
	2005	2004
	(In thousands)
Cash and cash equivalents:
Cash in financial institutions	$31,252	$51,172
Cash equivalents	180,204	167,551

	$211,456	$218,723

Inventories:
Raw materials	$17,602	$20,022
Work-in-process	83,241	106,818
Finished goods	84,897	92,060

	$185,740	$218,900

     The changes in the carrying amount of goodwill for the six months ended June 30, 2005 are as follows (in thousands):

	Semiconductor	Storage Systems
	Segment	segment	Total

Balance as of December 31, 2004	$892,497	$80,633	$973,130
Adjustment to goodwill acquired in a prior year for cash received from the resolution of a pre-acquisition income tax contingency	(7,662)	—	(7,662)

Balance as of June 30, 2005	$884,835	$80,633	$965,468

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
NOTE 6 — DEBT

			Conversion	June 30,	December 31,
	Maturity	Interest Rate	Price	2005	2004
				(In thousands)
2003 Convertible Subordinated Notes	May 2010	4%	$13.4200	$350,000	$350,000

2001 Convertible Subordinated Notes	November 2006	4%	$26.3390	271,848	421,500
Deferred gain on terminated swaps				4,108	10,346
Capital lease obligations				—	129

				625,956	781,975

Current portion of long-term obligations				—	(129)

Long-term debt				$625,956	$781,846

     During the second quarter of 2005, the Company repurchased approximately $150 million of the 2001 Convertible Notes. A net pre-tax gain of approximately $4 million was recognized in interest income and other, net for the repurchase. The pre-tax gain is net of the write-off of debt issuance costs and a portion of the deferred gain on the terminated Swaps.
NOTE 7 — RECONCILIATION OF BASIC AND DILUTED INCOME PER SHARE
     A reconciliation of the numerators and denominators of the basic and diluted income per share computations are as follows:

	Three Months Ended June 30,
	2005			2004
						Per-
			Per-Share			Share
	Income*	Shares+	Amount	Income*	Shares+	Amount
	(In thousands except per share amounts)
Basic EPS:
Net income available to common stockholders	$25,262	389,088	$0.06	$7,242	383,522	$0.02

Stock options and restricted stock awards	—	4,339	—	—	5,064	—

Diluted EPS:
Net income available to common stockholders	$25,262	393,427	$0.06	$7,242	388,586	$0.02

	Six Months Ended June 30,
	2005			2004
			Per-Share			Per-Share
	Income*	Shares+	Amount	Income*	Shares+	Amount
	(In thousands except per share amounts)
Basic EPS:
Net income available to common stockholders	$29,981	388,371	$0.08	$16,327	382,571	$0.04

Stock options and restricted stock awards	—	3,583	—	—	6,531	—

Diluted EPS:
Net income available to common stockholders	$29,981	391,954	$0.08	$16,327	389,102	$0.04

*	Numerator

+	Denominator
     Options to purchase 47,747,107 and 49,602,295 shares were outstanding during the three and six months ended June 30, 2005, respectively, but were not included in the computation of diluted shares because the exercise prices of these options were greater than the average market price of common shares for the above periods. The exercise price of these options ranged from $6.59 to $72.25 and from $6.30 to $72.25 as of June 30, 2005, respectively. Options to purchase 53,566,120 and 50,709,797 shares were outstanding during the three and six months ended June 30, 2004, respectively, but were not included in the computation of diluted shares because the exercise prices of these options were greater than the average market price of common shares for the periods presented. The exercise price of these options ranged from $8.24 to $72.25 and from $9.12 to $72.25 as of June 30, 2004, respectively.
     Weighted average restricted common shares of 1,054,642 and 924,872 for the three and six months ended June 30, 2005, respectively, were excluded from the computation of diluted shares because of their antidilutive effect on net income per share. Weighted average restricted common shares of 301,847 and 153,102 for the three and six months ended June 30, 2004, respectively, were excluded from the computation of diluted shares because of their antidilutive effect on net income per share.
     For the three and six months ended June 30, 2005, weighted average potentially dilutive shares of 38,656,318 and 40,388,457, respectively, associated with the 2003 and 2001 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on net income per share. For the three and six months ended June 30, 2004, weighted average potentially dilutive shares of 44,684,052 shares associated with the 2003 and 2001 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on net income per share.
NOTE 8 — COMPREHENSIVE INCOME/(LOSS)
     Comprehensive income/(loss) is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive income/(loss), net of taxes for the current reporting period and comparable period in the prior year is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Net income	$25,262	$7,242	$29,981	$16,327
Change in unrealized gain/loss on derivative instruments designated as and qualifying as cash-flow hedges	(369)	2,373	(535)	1,470
Change in unrealized gain/loss on available-for-sale securities	(1,450)	(10,716)	(4,273)	(11,412)
Change in foreign currency translation adjustments	(3,341)	(9,653)	(6,790)	(4,480)

Comprehensive income/(loss)	$20,102	$(10,754)	$18,383	$1,905

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
     The following is a summary of operations by segment for the three and six months ended June 30, 2005 and 2004:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands)
Revenues:
Semiconductor	$362,422	$335,626	$706,004	$672,524
Storage Systems	118,870	112,271	225,295	227,730

Total	$481,292	$447,897	$931,299	$900,254

Income from operations:
Semiconductor	$23,807	$3,992	$38,006	$5,166
Storage Systems	2,482	6,539	572	17,196

Total	$26,289	$10,531	$38,578	$22,362

     Intersegment revenues for the periods presented above were not significant. For the three and six months ended June 30, 2005, restructuring of operations and other items, net of $7 million and $9 million, respectively, were primarily included in the Semiconductor segment. For the three and six months ended June 30, 2004, restructuring of operations and other items, net of $3 million and $2 million, respectively, were primarily included in the Semiconductor segment.

     Significant Customers. The following table summarizes the number of our significant customers, each of whom accounted for 10% or more of the Company’s revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Semiconductor segment:
Number of significant customers	1	—	1	—
Percentage of segment revenues	16%	—	15%	—
Storage Systems segment:
Number of significant customers	3	2	3	3
Percentage of segment revenues	57%, 13%, 12%	55%, 14%	55%, 15%, 13%	53%, 14%, 11%
Consolidated:
Number of significant customers	2	1	2	1
Percentage of consolidated revenues	15%, 12%	16%	14%, 11%	15%
     The following is a summary of total assets by segment as of June 30, 2005, and December 31, 2004:

	June 30,	December 31,
	2005	2004
	(In thousands)
Total assets:
Semiconductor	$2,439,260	$2,549,016
Storage Systems	308,249	324,985

Total	$2,747,509	$2,874,001

     Revenues from domestic operations were $228 million, representing 47% of consolidated revenues for the second quarter of 2005 compared to $227 million, representing 51% of consolidated revenues for the same period of 2004.
     Revenues from domestic operations were $436 million, representing 47% of consolidated revenues, for the first six months of 2005 compared to $459 million, representing 51% of consolidated revenues, for the same period of 2004.
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

NOTE 11 — LEGAL MATTERS
     In February 1999, a lawsuit alleging patent infringement was filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation, Limited Partnership (“Lemelson”) against 88 electronics industry companies, including LSI. The case number is CIV990377PHXRGS. The patents involved in this lawsuit are alleged to relate to semiconductor manufacturing and computer imaging, including the use of bar coding for automatic identification of articles. The plaintiff has sought a judgment of infringement, an injunction, treble damages, attorneys’ fees and further relief as the court may provide. In September 1999, the Company filed an answer denying infringement and raising affirmative defenses. In addition, the Company asserted a counterclaim for declaratory judgment of non-infringement, invalidity and unenforceability of Lemelson’s patents. A claim construction hearing was held and completed in December 2004; a ruling on the claim construction is pending. No trial date has been set. While the Company can give no assurances regarding the final outcome of this lawsuit, the Company believes the allegations made by Lemelson are without merit and is defending the action vigorously.
     On May 4, 2001, Ning “Frank” Hui caused a lawsuit to be filed against C-Cube Microsystems Inc. in the Superior Court of California for the County of Santa Clara. Hui caused the lawsuit to be filed on his behalf and on behalf of all others similarly situated, approximately 600 employees of C-Cube Microsystems who were employed by C-Cube Microsystems in May 2000 at the time of the acquisition of certain C-Cube Microsystems’ assets by Harmonic, Inc. Subsequent to the filing of the lawsuit, the Superior Court granted Hui’s motion for class certification. In the Complaint, Hui alleged that C-Cube Microsystems’ management improperly reduced the conversion factor for unvested employee stock options when such options were converted at the time of the Harmonic transaction. The Company, without admitting liability, entered into a settlement agreement with Hui and all class members, which was preliminarily approved by the Superior Court on or about April 26, 2005; final approval of the settlement was granted on July 26, 2005, at which time the Superior Court ordered the lawsuit dismissed, with prejudice. The settlement agreement, as approved by the Superior Court, will not have a material adverse effect on the consolidated results of operations or financial condition of the Company.
     The Company and its subsidiaries are parties to other litigation matters and claims that are normal in the course of its operations. The Company aggressively defends all legal matters and does not believe, based on currently available facts and circumstances, that the final outcome of these matters, taken individually or as a whole, will have a material adverse effect on the Company’s consolidated results of operations and financial condition. However, the pending unsettled lawsuits may involve complex questions of fact and law and will likely require the expenditure of significant funds and the diversion of other resources to defend. From time to time the Company may enter into confidential discussions regarding the potential settlement of such lawsuits; however, there can be no assurance that any such discussions will occur or will result in a settlement. Moreover, the settlement of any pending litigation could require the Company to incur substantial settlement payments and costs and, in the case of the settlement of any intellectual property proceeding against the Company, may require the Company to obtain a license under a third party’s intellectual property rights that could require royalty payments in the future and the Company to grant a license to certain of its intellectual property rights to a third party under a cross-license agreement. The results of litigation are inherently uncertain, and material adverse outcomes are possible.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Form 10-Q contains forward-looking statements. In many cases you can identify forward-looking statements by terminology such as “may”, “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. In addition, forward-looking statements in this document include, but are not limited to, the following: projected net income per diluted share in the third quarter of 2005, projected revenues in the third quarter of 2005, projections of gross profit margins in the third quarter of 2005 and projected capital expenditures in 2005. We assume no obligation to update any such forward-looking statements, and these statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. For a summary of such risks and uncertainties, please see the paragraphs located at the end of this Item 2 entitled “Factors that May Affect Future Operating Results” and please also see the risk factors located in our Annual Report on Form 10-K for our fiscal year ended December 31, 2004.
OVERVIEW
     We design, develop, manufacture and market complex, high-performance integrated circuits and storage systems. We operate in two segments-the Semiconductor segment and the Storage Systems segment. Within the Semiconductor segment, we offer three enabling system-on-a-chip technologies-standard-cell ASICs, Platform ASICs and application specific standard products that are focused on the consumer, communication and storage component markets. Within the Storage Systems segment, we focus on high-performance modular disk storage systems, sub-assemblies and storage management software. Our products are marketed primarily to original equipment manufacturers (“OEMs”) that sell products targeted for applications in these markets.
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
     On May 23, 2005, Abhijit Y. Talwalkar joined LSI as President and Chief Executive Officer and Wilfred J. Corrigan’s status as an employee of LSI ceased. Since joining LSI, Mr. Talwalkar has been in the process of assessing the strategic foundation and operational effectiveness of our overall business.
     Net income for the three months ended June 30, 2005 was $25.3 million or $0.06 per diluted share compared to $4.7 million or $0.01 per diluted share for the three months ended March 31, 2005 and $7.2 million or $0.02 per diluted share for the three months ended June 30, 2004. Net income for the six months ended June 30, 2005 was $30.0 million or $0.08 per diluted share compared to $16.3 million or $0.04 per diluted share for the six months ended June 30, 2004.
     Revenues on a consolidated basis for the three months ended June 30, 2005 were $481.3 million, representing a 7.0% increase from revenues of $450.0 million for the three months ended March 31, 2005 and a 7.5% increase from revenues of $447.9 million for the three months ended June 30, 2004. The increases are attributable to increased revenues in our Semiconductor and Storage Systems segments. Revenues for the six months ended June 30, 2005 were $931.3 million representing a 3.4% increase over revenues of $900.3 million for the six months ended June 30, 2004. The increase is attributable to increased revenues in our Semiconductor segment, offset in part by a decline in revenues for our Storage Systems segment.
     In the third quarter of 2005, we expect our consolidated revenues to be in the range of $470 million to $500 million and net income per diluted share to be in the range of $0.05 to $0.07. In the third quarter of 2005 and forward, we will be driving synergies between our existing storage system building blocks within our Storage Systems segment and semiconductors such as our line of MegaRAID and internal RAID hosted products within the Semiconductor segment. In addition, within the Semiconductor segment, we will be enhancing our ASIC strategy and focus as well as our Domino and video media processor technologies that is enabling us to be successful in consumer product applications such as DVD products.

     Cash, cash equivalents and short-term investments were $782.0 million as of June 30, 2005, $865.9 million as of March 31, 2005 and $814.6 million as of December 31, 2004. In the second quarter of 2005, we generated approximately $59.8 million in cash from operations and repurchased approximately $150 million of the 2001 Convertible Notes. (See Note 6 of the Notes.) For the six months ended June 30, 2005, we generated approximately $119.1 million in cash from operations compared to $38.2 million for the same period of the prior year.
     Net inventories were $185.7 million as of June 30, 2005, compared to $203.4 million as of March 31, 2005 and $218.9 million as of December 31, 2004. The decline in inventory levels reflects our continued focus on supply chain management.
     Where more than one significant factor contributed to changes in results from year to year, we have quantified such factors throughout Management’s Discussion & Analysis, where practicable.
RESULTS OF OPERATIONS
     Revenues:

	Three months ended			Six months ended
	June 30, 2005	March 31, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(in millions)
Semiconductor segment	$362.4	$343.6	$335.6	$706.0	$672.5
Storage Systems segment	118.9	106.4	112.3	225.3	227.8

Consolidated	$481.3	$450.0	$447.9	$931.3	$900.3

There were no significant intersegment revenues during the periods presented.
     Second quarter of 2005 compared to the first quarter of 2005
     Total consolidated revenues for the second quarter of 2005 increased $31.3 million or 7% from the first quarter of 2005.
     Semiconductor segment:
     Revenues for the Semiconductor segment increased $18.8 million or 5% in the second quarter of 2005 as compared to the previous quarter. The increase in semiconductor revenues is attributable to the following:
•	Revenues increased for semiconductors used in storage product applications primarily due to higher demand for ASICs used in hard disk drives and Host Bus Adapters (“HBA”) along with storage standard products, including our Fibre Channel, Serial Attached SCSI (“SAS”) controller product and Ultra320 SCSI products; and

•	Revenues increased for semiconductors used in communications product applications primarily due to an increase in demand for enterprise and wireless products.
     The above noted increases were offset in part by decreases in revenues for semiconductors used in video game consumer product applications as a result of lower demand.
     Storage Systems segment:
     Revenues for the Storage Systems segment increased $12.5 million or 12% from the first quarter of 2005. The increase in revenues is primarily attributable to the introduction of our new high-end controller product during the second quarter of 2005 and normal seasonality, as the first quarter of the fiscal year is typically the lowest quarter for revenues in the Storage Systems segment.

     Three and six months ended June 30, 2005 compared to the same period of 2004
     Total consolidated revenues for the second quarter of 2005 increased $33.4 million or 7% as compared to the second quarter of 2004. For the six months ended June 30, 2005, revenues increased $31.0 million or 3% as compared to the same period of the prior year.
     Semiconductor segment:
     Revenues for the Semiconductor segment increased $26.8 million or 8% for the second quarter of 2005 as compared to the same period of the previous year. The increase in revenues for the three-month period is attributable to:
•	An increase in revenues for semiconductors used in storage product applications primarily due to higher demand for ASICs used in hard disk drives and HBAs; and

•	An increase in revenues for semiconductors used in consumer product applications primarily a result of increased demand for digital audio players, video games, cable and set-top box solutions. These increases were offset in part by decreases in demand for semiconductors used in DVD products.
     The above noted increases in revenues were offset in part by decreased demand for semiconductors used in communications product applications such as office automation solutions, switch and wide area network (“WAN”) products.
     Revenues for the Semiconductor segment increased $33.5 million or 5% for the first six months of 2005 as compared to the same period in 2004. The increase in revenues is attributable to:
•	An increase in revenues for semiconductors used in storage product applications primarily due to higher demand for ASICs used in hard disk drives. This increase was partially offset by decreased demand for semiconductors used in HBAs, server products and for storage standard products as excess inventory in the supply chain from the prior year was depleted; and

•	An increase in revenues for semiconductors used in consumer product applications primarily a result of increased demand for video games, digital audio players, cable and set-top box solutions. These increases were offset in part by decreases in demand for semiconductors used in DVD products.
     The above noted increases in revenues were offset in part by decreased demand for semiconductors used in communications product applications such as office automation solutions, switch and WAN products.
     Storage Systems segment:
     Revenues for the Storage Systems segment increased $6.6 million or 6% for the second quarter of 2005 and decreased $2.5 million or 1% for the first six months of 2005 as compared to the same periods of 2004. The increase in revenues for the second quarter of 2005 as compared to the same period of 2004 was primarily driven by the introduction of our new high-end controller product during the second quarter of 2005 and increased volumes across other product lines. Partially offsetting these improvements in our revenues were price reductions instituted on certain older products.
     The decrease in revenues for the first half of 2005 compared to the same period of 2004 was primarily driven by lower sales at two of our larger OEM customers as well as declines in our direct/reseller business. We expect to see a further decline in our direct/reseller business as we focus on being the OEM partner of choice.
     Significant Customers. The following table summarizes the number of our significant customers, each of whom accounted for 10% or more of our revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Semiconductor segment:
Number of significant customers	1	—	1	—
Percentage of segment revenues	16%	—	15%	—
Storage Systems segment:
Number of significant customers	3	2	3	3
Percentage of segment revenues	57%, 13%,12%	55%, 14%	55%, 15%, 13%	53%, 14%, 11%
Consolidated:
Number of significant customers	2	1	2	1
Percentage of consolidated revenues	15%,12%	16%	14%,11%	15%
Revenues by geography. The following table summarizes our revenues by geography:

	Three months ended			Six months ended
	June 30, 2005	March 31, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(in millions)
Revenues:
North America *	$228.1	$207.5	$226.8	$435.6	$459.1
Asia, including Japan	195.4	195.3	164.9	390.7	329.6
Europe *	57.8	47.2	56.2	105.0	111.6

Total	$481.3	$450.0	$447.9	$931.3	$900.3

*	Revenues by geography are accumulated based on the revenues generated by our subsidiaries located within the three geographic areas noted in the above table. In the second half of 2004, Engenio formed new subsidiaries within Europe. As a result, the amounts in the table above have been restated. All revenues generated by Engenio Europe were previously reported in North America.
Second quarter of 2005 compared to the first quarter of 2005
     In the second quarter of 2005, revenues increased in North America, Asia, including Japan, and Europe compared to the first quarter of 2005. The increase in North America is primarily attributable to higher demand for semiconductors used in storage component, consumer and communications product applications and higher revenues in the Storage Systems segment. The slight increase in Asia, including Japan, is primarily the result of increases in semiconductors used in storage component and communications applications, offset in part by a decrease in revenues for semiconductors used in consumer product applications. The increase in Europe is primarily attributable to increases in semiconductors used in consumer product applications and increases in revenues in the Storage Systems segment. These increases were offset in part by decreases in semiconductors used in storage component and communications applications.
Three and six months ended June 30, 2005 compared to the same periods of 2004
     In the second quarter of 2005, revenues increased in North America, Asia, including Japan, and Europe as compared to the second quarter of 2004. The increase in North America is attributable to increases for semiconductors used in consumer product applications, offset in part by decreases in demand for semiconductors used in storage components and communications product applications and decreases in revenues in the storage systems segment. The increase in Asia, including Japan, is attributable to increased demand for semiconductors used in storage component applications. These increases were offset in part by decreased demand for semiconductors used in communications product applications. The increase in Europe is primarily attributable to increases in semiconductors used in consumer product applications in the semiconductor segment and increased revenues in the Storage Systems segment. These increases were offset in part by decreases for semiconductors used in storage component and communications product applications in the semiconductor segment.
     In the first half of 2005, revenues decreased in North America and Europe and increased in Asia, including Japan, as compared to the same period of 2004. The decrease in North America is primarily attributable to a decrease in demand for semiconductors used in storage component and communications product applications in the semiconductor segment and decreased revenues in the Storage Systems segment. These decreases were offset in part by increases in semiconductors used in consumer product applications in the semiconductor segment. The increase in Asia, including Japan, is a result of a higher demand for semiconductors used in consumer and storage component applications in the semiconductor segment, offset in part by decreased demand for semiconductors used in communications product applications. The decrease in Europe is primarily a result of a decline in revenues in both the Semiconductor and Storage Systems segments.
     Operating costs and expenses. Key elements of the consolidated statements of operations for the respective segments are as follows:
Gross profit margin:

	Three months ended			Six months ended
	June 30, 2005	March 31, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(in millions)
Semiconductor segment	$172.9	$158.4	$166.5	$331.3	$322.7
Percentage of revenues	48%	46%	50%	47%	48%
Storage Systems segment	$38.8	$31.9	$42.3	$70.7	$87.5
Percentage of revenues	33%	30%	38%	31%	38%

Consolidated	$211.7	$190.3	$208.8	$402.0	$410.2

Percentage of revenues	44%	42%	47%	43%	46%
     Second quarter of 2005 compared to the first quarter of 2005
     The consolidated gross profit margin as a percentage of revenues increased to 44% in the second quarter of 2005 from 42% in the first quarter of 2005. The improvement in gross profit margin was primarily attributable to lower manufacturing variances and inventory charges as compared to the first quarter of 2005.
     Semiconductor segment:
     The gross profit margin as a percentage of revenues for the Semiconductor segment increased to 48% in the second quarter of 2005 from 46% in the first quarter of 2005. The improvement in gross profit margin for the semiconductor segment was primarily attributable to lower manufacturing variances for the Gresham manufacturing facility associated with yield improvements and improved factory utilization. In addition, inventory charges were lower on certain consumer product applications such as DVD products. These improvements in gross profit margins were offset in part by a shift in product mix from higher to lower margin semiconductors used primarily in consumer product applications.
     Storage Systems segment:
     The gross profit margin as a percentage of revenues for the Storage Systems segment increased to 33% in the second quarter of 2005 from 30% in the first quarter of 2005. The increase in gross profit margin reflects a favorable shift in product mix during the second quarter of 2005 as compared to the first quarter of 2005. The improvement in product mix is attributable to the introduction in the second quarter of our new high-end controller product and an increase in sales of controller board products, which have higher margins.
     We expect our consolidated gross profit margin to be in the range of 43% to 44% in the third quarter of 2005.

     Three and six months ended June 30, 2005 compared to the same periods of 2004
     The consolidated gross profit margin as a percentage of revenues decreased to 44% in the second quarter of 2005 from 47% in the second quarter of 2004. The consolidated gross profit margin as a percentage of revenues decreased to 43% in the first six months of 2005 as compared to 46% in the same period of 2004.
     Semiconductor segment:
     The gross profit margin as a percentage of revenues for the Semiconductor segment decreased to 48% in the second quarter of 2005 from 50% in the second quarter of 2004. The decrease in gross profit margin for the Semiconductor segment was primarily attributable to:
•	Lower average selling prices for semiconductors used in consumer product applications and in storage component applications such as hard disk drives and RAID storage adapters; and

•	Higher inventory charges in 2005 for consumer product applications such as DVD products.
     The declines in gross profit margins noted above were offset in part by improved operating efficiencies and lower operating costs at the Gresham manufacturing facility as a result of the restructuring actions taken in the second half of 2004.
     The gross profit margin as a percentage of revenues for the Semiconductor segment decreased to 47% in the first six months of 2005 as compared to 48% in the same period of 2004. The decrease in gross profit margin for the Semiconductor segment was primarily attributable to:
•	Lower average selling prices for semiconductors used in consumer product applications and in Storage Component applications such as hard disk drives and RAID storage adapters; and

•	Higher inventory charges in 2005 for consumer product applications such as DVD products.
     The declines in gross profit margins noted above were offset in part by the following:
•	Improved operating efficiencies and lower operating costs at the Gresham manufacturing facility as a result of the restructuring actions taken in the second half of 2004; and

•	A favorable shift in product mix for semiconductors used in consumer product applications.
     Storage Systems segment:
     The gross profit margin as a percentage of revenues for the Storage Systems segment decreased to 33% in the second quarter of 2005 from 38% in the second quarter of 2004. The gross profit margin as a percentage of revenues for the Storage Systems segment decreased to 31% in the first six months of 2005 from 38% in the first six months of 2004. The decline in gross profit margin in the Storage Systems segment for both periods is mainly due to changes in product mix reflecting lower sales volumes for some of our higher-end storage system products and lower selling prices for some of our older products. These declines were only partially offset by second quarter 2005 margin improvements from the introduction of our new high-end controller product and increased sales of controller board products.
     Factors that may affect gross profit margins
     We have advanced wafer-manufacturing operations in Gresham, Oregon, which is our primary manufacturing site in our Semiconductor segment. We also own our Storage Systems segment manufacturing facility in Wichita, Kansas. In addition, we acquire wafers from foundries in Taiwan, Japan and China and outsource a portion of our Storage Systems segment manufacturing to a facility in Ireland. Utilizing diverse manufacturing locations allows us to better manage potential disruption in the manufacturing process due to economic and geographic risks associated with each location.
     Our operating environment, combined with the resources required to operate in the Semiconductor and Storage Systems industries, requires that we manage a variety of factors. These factors include, among other things:
•	Competitive pricing pressures;

•	Product mix;

•	Factory capacity and utilization;

•	Geographic location of manufacturing;

•	Manufacturing yields;

•	Availability of certain raw materials;

•	Implementation of new process technologies;

•	Adoption of new industry standards;

•	Terms negotiated with third-party subcontractors; and

•	Foreign currency fluctuations.
     These and other factors could have a significant effect on our gross profit margin in future periods.
Research and development:

	Three months ended			Six months ended
	June 30, 2005	March 31, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(in millions)
Semiconductor segment	$82.7	$84.1	$96.1	$166.8	$190.9
Percentage of revenues	23%	24%	29%	24%	28%
Storage Systems segment	$17.0	$15.1	$14.0	$32.1	$28.1
Percentage of revenues	14%	14%	12%	14%	12%

Consolidated	$99.7	$99.2	$110.1	$198.9	$219.0

Percentage of revenues	21%	22%	25%	21%	24%
     Second quarter of 2005 compared to the first quarter of 2005
     Research and development (“R&D”) expenses remained relatively flat in the second quarter of 2005 as compared to the first quarter of 2005 on a consolidated basis. As a percentage of consolidated revenues, R&D expenses declined to 21% from 22% in the first quarter of 2005.
     Semiconductor segment:
     R&D expenses in the Semiconductor segment decreased by $1.4 million or 2% in the second quarter of 2005 as compared to the first quarter of 2005. The decrease in R&D is primarily attributable to lower R&D spending for our internal process technology development. As a percentage of semiconductor segment revenues, R&D expenses decreased to 23% in the second quarter of 2005 from 24% in the first quarter of 2005.

     We develop advanced sub-micron product technologies. We continued the build-out of the RapidChip Platform ASIC infrastructure in the second quarter of 2005. Products utilizing RapidChip technology combine the high-density, high-performance and proven intellectual property benefits of cell-based ASICs with the advantages of lower development costs and faster time to market. Our customer base for RapidChip technology encompasses a range from small start-up companies to major system OEMs throughout all of our geographic markets. Design wins and product shipments for RapidChip platform products continued to increase in the second quarter of 2005.
     Storage Systems segment:
     R&D expenses in the Storage Systems segment increased $1.9 million or 13% in the second quarter of 2005 as compared to the first quarter of 2005. The increase is primarily due to additional spending for OEM product development and the development of products in the low to medium pricing bands. As a percentage of Storage Systems revenues, R&D expenses were flat at 14% between the first and second quarters of 2005.
     Three and six months ended June 30, 2005 compared to the same periods of 2004
     R&D expenses, on a consolidated basis, decreased $10.4 million or 9% during the second quarter of 2005 as compared to the second quarter of 2004. R&D expenses for the first six months of 2005 decreased by $20.1 million or 9% as compared to the same period of 2004.
     Semiconductor segment:
     R&D expenses for the Semiconductor segment decreased $13.4 million or 14% in the second quarter of 2005 and $24.1 million or 13% for the first six months of 2005 as compared to the same periods of 2004. The decrease in R&D expenses for the Semiconductor segment is primarily a result of cost-cutting measures implemented as part of the restructuring actions taken during 2004, including lower compensation-related expenses as well as lower equipment and software expenses. In addition, we spent less on design engineering programs during the first half of 2005 as compared to the same period of 2004.
     Storage Systems segment:
     R&D expenses for the Storage Systems segment increased by $3.0 million or 21% in the second quarter of 2005 and $4.0 million or 14% in the first six months of 2005 as compared to the same periods of 2004. R&D expenses as a percentage of Storage Systems segment revenues for the three and six months ended June 30, 2005 increased to 14% from 12% for the same periods in 2004. As noted above, these increases are primarily due to additional spending in 2005 for OEM product development and the development of products in the low to medium pricing bands.
     Selling, general and administrative:

	Three months ended			Six months ended
	June 30, 2005	March 31, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(in millions)
Semiconductor segment	$42.9	$41.8	$45.2	$84.7	$89.1
Percentage of revenue	12%	12%	13%	12%	13%
Storage Systems segment	$17.0	$16.3	$18.6	$33.3	$35.9
Percentage of revenue	14%	15%	17%	15%	16%

Consolidated	$59.9	$58.1	$63.8	$118.0	$125.0

Percentage of revenue	12%	13%	14%	13%	14%
     Second quarter of 2005 compared to the first quarter of 2005
     Selling, general and administrative (“SG&A”) expenses increased $1.8 million or 3% during the second quarter of 2005 from the first quarter of 2005 on a consolidated basis.

     Semiconductor segment:
     SG&A expenses for the Semiconductor segment increased $1.1 million or 3% in the second quarter of 2005 as compared to the first quarter of 2005. The increase is due to higher compensation-related expenditures that are based upon performance metrics.
     Storage Systems segment:
     SG&A expenses for the Storage Systems segment increased $0.7 million or 4% in the second quarter of 2005 as compared to the first quarter of 2005. The increase is primarily a result of an increase in headcount related expenses, including sales commissions that increased as a result of higher revenues in the second quarter as compared to the first quarter of 2005 and an increase in sales and marketing expenses associated with the introduction of our new high-end controller product in the second quarter of 2005.
     Three and six months ended June 30, 2005 compared to the same periods of 2004
     Consolidated SG&A expenses decreased $3.9 million or 6% during the second quarter of 2005 and $7.0 million or 6% during the first six months of 2005 as compared to the same periods of 2004.
     Semiconductor segment:
     SG&A expenses for the Semiconductor segment decreased $2.3 million or 5% for the second quarter of 2005 and $4.4 million or 5% for the first six months of 2005, as compared to the same periods of 2004. The decrease in the Semiconductor segment was primarily attributable to benefits from the cost-cutting measures implemented as part of the restructuring actions taken during 2004, including lower compensation-related expenses and benefits from the consolidation of our non-manufacturing facilities. These decreases were offset in part by higher expenses from commissions for sales representatives.
     Storage Systems segment:
     SG&A expenses for the Storage Systems segment decreased by $1.6 million or 9% in the second quarter of 2005 and $2.6 million or 7% in the first six months of 2005 as compared to the same periods of 2004. The decrease in SG&A expenses from the second quarter of 2005 as compared to the second quarter of 2004 is primarily related to spending in 2004 for Engenio’s proposed initial public offering and separation that was not present in 2005.
     The decrease in SG&A expenses from the first six months of 2005 to the first six months of 2004 is primarily the result of spending in 2004 related to Engenio’s proposed initial public offering, separation from LSI and the set-up of experience centers that were not present in 2005. The decrease was also related to lower compensation-related expenses that are based upon performance metrics for selling and marketing personnel.
     Restructuring of operations and other items: We recorded charges of $7.2 million and $8.7 million in restructuring of operations and other items for the three and six months ended June 30, 2005, respectively, primarily in the Semiconductor segment. We recorded charges of $3.0 million and $2.4 million in restructuring of operations and other items for the three and six months ended June 30, 2004, respectively. For a complete discussion of the 2004 restructuring actions, please refer to our Annual Report on Form 10-K for the fiscal year 2004.
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

Second quarter of 2005:
     We recorded restructuring expenses of approximately $1.7 million including the following items. An expense of $0.4 million for the write-down of equipment held for sale to reflect a decline in fair market values. An expense of $0.4 million was recorded to reflect the change in time value of accruals for facility lease termination costs. An additional non-manufacturing facility was consolidated during the second quarter of 2005 and an expense of $0.3 million was recorded as the leased facility ceased being used. An expense of $0.2 million was recorded for severance and termination benefits for 10 employees. An expense of $0.4 million was recorded for facility closure costs related to the Colorado fabrication facility as the expenses were incurred.
     Assets held for sale of $7 million and $11 million were included as a component of prepaid expenses and other current assets as of June 30, 2005, and December 31, 2004, respectively. Assets classified as held for sale are not depreciated. The fair values of impaired equipment and facilities were researched and estimated by management. Given that current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that we will realize the current net carrying value of the assets held for sale. We reassess the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary. We are making appropriate efforts to sell assets held for sale within the next twelve months.
     The following table sets forth our restructuring reserves as of and June 30, 2005, which are included in other accrued liabilities on the balance sheet:

			Utilized				Balance
	Balance at	Restructuring	during	Balance at	Restructuring	Utilized	at
	December	Expense	Q1,	March 31,	Expense	during	June 30,
(In thousands)	31, 2004	Q1, 2005	2005	2005	Q2, 2005	Q2, 2005	2005
Write-down of excess assets and decommissioning costs (a)	$1,207	$796	$(1,271)	$732	$429	$(451)	$710

Lease terminations (b)	20,065	738	(2,691)	18,112	727	(2,674)	16,165
Facility closure and other exit costs (c)	543	—	(476)	67	404	(462)	9
Payments to employees for severance (d)	7,408	(1)	(4,250)	3,157	160	(1,850)	1,467

Total	$29,223	$1,533	$(8,688)	$22,068	$1,720	$(5,437)	$18,351

(a)	The amounts utilized in 2005 reflect $1.2 million of non-cash write-downs of long-lived assets in the U.S. due to impairment and $0.5 million in cash payments to decommission and sell assets. The write-downs of long-lived assets were accounted for as a reduction of the assets and did not result in a liability. The $0.7 million balance as of June 30, 2005, relates to machinery and equipment decommissioning costs in the U.S. and estimates for selling costs for assets held for sale that is expected to be utilized during 2005.

(b)	Amounts utilized represent cash payments. The balance remaining for real estate lease terminations will be paid during the remaining terms of these contracts, which extend through 2011.

(c)	Amounts utilized represent cash payments. The balance remaining for facility closure and other exit costs will be paid during 2005.

(d)	Amounts utilized represent cash severance payments to 123 employees during the six months ended June 30, 2005. The balance remaining for severance is expected to be paid by the end of 2005.

Other Items:
     On May 23, 2005, Wilfred J. Corrigan’s status as an employee of LSI ceased and in connection with this event, we recorded a charge of $5.3 million. The amount was paid to Mr. Corrigan in the second quarter of 2005 and was made in accordance with Mr. Corrigan’s employment agreement dated September 20, 2001.
     Amortization of non-cash deferred stock compensation: Amortization of non-cash deferred stock compensation was $1.2 million for the three months ended June 30, 2005, $1.5 million for the three months ended March 31, 2005 and $2.0 million for the three months ended June 30, 2004. For the six months ended June 30, 2005 and 2004, the amortization of non-cash deferred stock compensation was $2.7 million and $3.8 million, respectively. The acquisitions for which deferred stock compensation and related amortization were recorded consisted primarily of the Accerant transaction in the second quarter of 2004, the Velio transaction in the first quarter of 2004, an acquisition in the fourth quarter of 2002, the acquisition of C-Cube and the RAID business from AMI in 2001 and the acquisition of DataPath in 2000. We have also recorded non-cash deferred stock compensation for restricted common shares issued to our employees, Engenio employees and the non-employee directors of Engenio. We amortize deferred stock compensation ratably over the related vesting periods. Deferred stock compensation is adjusted to reflect forfeitures prior to vesting. At June 30, 2005, the deferred stock compensation that remained was $10.6 million, and is expected to be amortized over the next four years.
     Amortization of intangibles: Amortization of intangible assets was $17.6 million in both the first and second quarters of 2005.
     Amortization of intangible assets for the second quarter of 2005 decreased by $1.8 million from $19.4 million for the same period in 2004. For the six months ended June 30, 2005 and 2004, amortization of intangible assets was $35.2 million and $37.7 million, respectively. Amortization decreased as a result of the write-down during the fourth quarter of 2004 and certain intangible assets becoming fully amortized, offset by amortization of intangible assets acquired during the first and second quarters of 2004. As of June 30, 2005, we had approximately $73.2 million of intangible assets, net of accumulated amortization that will continue to amortize.
     Interest expense: Interest expense decreased slightly to $6.3 million in the second quarter of 2005 from $6.7 million in the first quarter of 2005 due to the repurchase of $149.7 million of the 2001 Convertible Notes during the second quarter of 2005. Interest expense increased slightly in the second quarter of 2005 from $6.1 million during the same period in 2004. Interest expense increased by $1.0 million to $13.0 million in the first six months of 2005 from $12.0 million in the same period of 2004. The increase is due to the amortization of the deferred gain on the previously terminated interest rate swaps using the effective interest method, offset in part by a decrease in interest expense due to the repurchase of $68.5 million of Convertible Notes during the third quarter of 2004 and the additional repurchase during the second quarter of 2005 discussed above.
     Interest income and other, net: Interest income and other, net, was $11.5 million in the second quarter of 2005 as compared to $5.4 million in the first quarter of 2005. Interest income decreased to $5.5 million in the second quarter of 2005 from $6.1 million in the first quarter of 2005. The decrease in interest income is mainly due to lower average cash balances during the second quarter. Other income, net of $6.0 million in the second quarter of 2005 included a pre-tax gain of $4.1 million on the repurchase of the 2001 Convertible Notes (see Note 6 of the Notes), a pre-tax gain of $2.4 million on certain marketable available-for-sale equity securities (see Note 4 of the Notes) and other miscellaneous items that net to an expense of $0.5 million.
     Interest income and other, net was higher in the second quarter of 2005 by $2.7 million compared to $8.8 million in the second quarter of 2004. Interest income was higher in the second quarter of 2005 by $2.0 million compared to $3.5 million in the second quarter of 2004 due to higher returns on our short-term investments. Other income, net of $5.3 million in the second quarter of 2004 included a pre-tax gain of $5.1 million on sales of certain marketable available-for-sale equity securities for the three months ended June 30, 2004, and other miscellaneous items.
     Interest income and other, net decreased to $16.9 million during the first six months of 2005 from $17.9 million in the same period of 2004. Interest income increased by $2.7 million to $11.6 million during the first six months of 2005 from $8.9 million in the same period of 2004. The increase in interest income is mainly due to higher returns on our short-term investments. Other income, net of $5.3 million in the first six months of 2005 included a pre-tax gain of $4.1 million on the repurchase of the 2001 Convertible Notes, a pre-tax gain of $2.9 million on sales of certain marketable available-for-sale equity securities in the second quarter of 2005 and other miscellaneous expense items. Other income, net of $9.0 million in the first six months of 2004 included a pre-tax gain of $3.0 million associated with our investment in marketable available-for-sale equity securities of a certain technology company that was acquired by another publicly traded technology company during the first quarter of 2004, a pre-tax gain of $5.1 million on sales of certain marketable available-for-sale equity securities in the second quarter of 2004 and other miscellaneous items.
     Provision for income taxes: During the three and six months ended June 30, 2005 we recorded an income tax expense of $6.25 million and $12.5 million respectively. For the three and six months ended June 30, 2004, we recorded an income tax expense of $6 million and $12 million, respectively. The expense primarily relates to foreign income taxes. Excluding certain foreign jurisdictions, the future benefit of temporary differences, including operating losses, is not being recognized.
FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
     Cash, cash equivalents and short-term investments decreased to $782.0 million at June 30, 2005, from $814.6 million at December 31, 2004. As described below, the decrease is mainly due to net cash inflows from operating and investing activities and net cash outflows from financing activities.
     Working capital. Working capital decreased by $49.9 million to $919.1 million at June 30, 2005, from $969.0 million at December 31, 2004. Working capital for the six months ended June 30, 2005 was impacted by the following activities:
•	Inventories decreased by $33.2 million to $185.7 million as of June 30, 2005, from $218.9 million as of December 31, 2004. The decline in inventory levels reflects our continued focus on supply chain management.

•	Cash, cash equivalents and short-term investments decreased by $32.6 million.

•	Income taxes payable increased by $9.5 million due to the timing of tax payments made and the income tax provision recorded in the first six months of 2005.

•	Accrued salaries, wages and benefits increased by $6.6 million primarily due to the timing differences in payment of salaries, benefits and performance based compensation.

The decrease in working capital was offset, in part, by the following:

•	Other accrued liabilities decreased by $16.6 million primarily due to a decrease of $10.9 million in restructuring reserves mainly for payments for severance and previously exited leases and a consumption tax payment of approximately $7.8 million in the first quarter of 2005.

•	Accounts receivable increased by $12.8 million. The increase is mainly attributable to higher revenues in the second quarter of 2005 as compared to the fourth quarter of 2004 and the timing of sales in the last month of the second quarter of 2005 as compared to the last month of the fourth quarter of 2004.

•	Prepaid expenses and other current assets increased by $1.2 million primary attributable to $4.7 million increase in prepaid software maintenance and other miscellaneous items, offset in part by $3.5 million decrease in assets held for sale due to sales and retirements (see note 3 of the Notes).

•	Accounts payable decreased by $1.1 million primarily due to the timing of invoice receipt and payments.

     Cash and cash equivalents generated from operating activities. During the six months ended June 30, 2005, we generated $119.1 million of net cash and cash equivalents from operating activities compared to $38.2 million generated in the same period of 2004. Cash and cash equivalents generated by operating activities for the six months ended June 30, 2005, were the result of the following:
•	Income (before depreciation and amortization, non-cash restructuring and other items, amortization of non-cash deferred stock compensation, gain on sale and exchange of equity securities, and gain on repurchase of convertible subordinated notes). The non-cash items and other non-operating adjustments are quantified in our Consolidated Statements of Cash Flows included in this Form 10-Q; and

•	A net increase from assets and liabilities, net of assets acquired and liabilities assumed in business combinations including changes in working capital components from December 31, 2004 to June 30, 2005, as discussed above.
     Cash and cash equivalents provided by/(used in) investing activities. Cash and cash equivalents provided by investing activities were $16.0 million for the six months ended June 30, 2005, compared to $118.8 million used in investing activities in the same period in 2004. The investing activities during the six months ended June 30, 2005 were as follows:
•	Purchases of debt and equity securities available for sale, net of sales and maturities;

•	Purchases of property, equipment and software;

•	Proceeds from the sale of property and equipment; and

•	Receipt of an income tax refund for pre-acquisition tax matters associated with C-Cube Microsystems Inc. (we acquired C-Cube Microsystems in May 2001).
     We expect capital expenditures to be approximately $60 million in 2005. In recent years we have reduced our level of capital expenditures as a result of our focus on establishing strategic supplier alliances with foundry semiconductor manufacturers, which enables us to have access to advanced manufacturing capacity, and reduces our capital spending requirements.
     Cash and cash equivalents (used in)/provided by financing activities. Cash and cash equivalents used in financing activities during the six months ended June 30, 2005, were $135.4 million as compared to $10.1 million provided by financing activities in the same period in 2004. The primary financing activities during the six months ended June 30, 2005 were as follows:
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
Contractual Obligations
     The following table summarizes our contractual obligations at June 30, 2005, and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments due by period
				After 5
Contractual Obligations	Less than 1 year	1 — 3 years	4 — 5 years	years	Total
	(in millions)
Convertible Subordinated Notes	$—	$271.8	$350.0	$—	$621.8

Operating lease obligations	62.4	61.5	36.7	28.5	189.1
Purchase commitments	278.3	11.6	1.5	—	291.4

Total	$340.7	$344.9	$388.2	$28.5	$1,102.3

     Convertible Subordinated Notes
     As of June 30, 2005, we had $272 million of Convertible Subordinated Notes due in November 2006 (“2001 Convertible Notes”) and $350 million of Convertible Subordinated Notes due in May 2010 (“2003 Convertible Notes”). All of the Convertible Notes are subordinated to all existing and future senior debt and are convertible at the holder’s option, at any time prior to the maturity date of the Convertible Notes, into shares of our common stock. The 2001 and 2003 Convertible Notes have conversion prices of approximately $26.34 per share and $13.42 per share, respectively. The 2001 Convertible Notes are redeemable at our option, in whole or in part, on at least 30 days notice at any time on or after the call date, which is two years before the due date. We cannot elect to redeem the 2003 Convertible Notes prior to maturity. Each holder of the 2001 and 2003 Convertible Notes has the right to cause us to repurchase all of such holder’s convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change to us, which includes a transaction or event such as an exchange offer, liquidation, tender offer, consolidation, merger or combination. Interest is payable semiannually.
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
     Purchase Commitments
     We maintain certain purchase commitments, primarily for raw materials, with suppliers and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among our different suppliers.
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
FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS
     You are advised to keep the following risk factors, as well as other risk factors mentioned in this report, in mind when you read “forward-looking” statements contained in this Form 10-Q and in the documents incorporated herein by reference. These are statements that relate to our expectations for future events and time periods. Generally, the words, “anticipate,” “expect,” “intend” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and actual results could differ materially from those anticipated in the forward-looking statements.
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
     A general economic weakness may reduce our revenues. The semiconductor industry is cyclical in nature and is characterized by wide fluctuations in product supply and demand. In addition, our results of operations are dependent on the global economy. Any geopolitical factors such as terrorist activities, armed conflict or global health conditions, which adversely affect the global economy, may adversely impact our operating results and financial condition. In addition, goodwill and other long-lived assets could be impacted by a further decline in revenues because impairment is measured based upon estimates of future cash flows. These estimates include assumptions about future conditions within our company and industry.
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
     We are dependent on a limited number of customers. Our concentrated customer base accounts for a substantial portion of our revenues. For the six months ended June 30, 2005, IBM and Seagate represented 14% and 11% of our total consolidated revenues, respectively.

     Our operating results and financial condition could be significantly affected if:
     — we do not win new product designs from major existing customers;
     — major customers reduce or cancel their existing business with us;
     — major customers make significant changes in scheduled deliveries; or
     — there are declines in the prices of products that we sell to these customers.
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
     The manufacturing facilities we operate are highly complex and require high fixed costs. Our wafer fabrication site is located in Gresham, Oregon. In addition, we own our Storage Systems segment manufacturing facility in Wichita, Kansas. The manufacture and introduction of our products is a complicated process. We continually strive to implement the latest process technologies and manufacture products in a clean and tightly controlled environment. We confront challenges in the manufacturing process that require us to:
     — maintain a competitive manufacturing cost structure;
     — implement the latest process technologies required to manufacture new products;
     — exercise stringent quality control measures to ensure high yields;
     — effectively manage the subcontractors engaged in the wafer fabrication, test and assembly of products; and
     — update equipment and facilities as required for leading edge production capabilities.
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
     We have capital requirements to maintain and grow our business. We continue to make investments in our facilities and capital equipment, and, as a result, our fixed costs for manufacturing are high. We also seek to obtain access to advanced manufacturing capacities through strategic supplier alliances with wafer foundries. In general, we seek to optimally allocate the manufacture of our products between our facilities and those of our foundry suppliers. Nonetheless, a high level of capital expenditures in our facilities results in relatively high fixed costs. If demand for our products does not absorb the available capacity, the fixed costs and operating expenses related to our production capacity could have a material adverse impact on our operating results and financial condition.
     We finance our capital expenditure needs from operating cash flows, bank financing and capital market financing. As of June 30, 2005, we had convertible notes outstanding of approximately $622 million. We may need to seek additional equity or debt financing from time to time and cannot be certain that additional financing will be available on favorable terms. Moreover, any future equity or equity-linked financing may dilute the equity ownership of existing stockholders.
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
     We engage in acquisitions and alliances giving rise to economic and technological risks. We are continually exploring strategic acquisitions that build upon our existing library of intellectual property, human capital and engineering talent, and increase our leadership position in the markets where we operate. We did not complete any material acquisitions or alliances in the first half of 2005. We completed two acquisitions in 2004. Mergers and acquisitions of high-technology companies bear inherent risks. No assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. We must manage any growth effectively. Failure to manage growth effectively and to integrate acquisitions could adversely affect our operating results and financial condition.
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
     We depend on independent foundry subcontractors to manufacture a portion of our current products, and any failure to secure and maintain sufficient foundry capacity could materially and adversely affect our business. Outside foundry subcontractors, located in Asia, manufacture a portion of our semiconductor devices in current production. Availability of foundry capacity has in the recent past been reduced due to strong demand. In addition, the occurrence of a public health emergency could further affect the production capabilities of our manufacturers by resulting in quarantines or closures. If we are unable to secure sufficient capacity at our existing foundries, or in the event of a quarantine or closure at any of these foundries, our revenues, cost of revenues and results of operations would be negatively impacted. If any of our foundries experiences a shortage in capacity, or suffers any damage to its facilities due to earthquakes or other natural disasters, experiences power outages, encounters financial difficulties or any other disruption of foundry capacity, we may need to qualify an alternative foundry in a timely manner. Even our current foundries need to have new manufacturing processes qualified if there is a disruption in an existing process. We typically require several months to qualify a new foundry or process before we can begin shipping products from it. If we cannot accomplish this qualification in a timely manner, we may experience a significant interruption in supply of the affected products.
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
       Additionally, public health emergencies may impact our operations, including, but not limited to, disruptions at our third-party manufacturers that are primarily located in Asia, reduced sales and increased supply chain costs. For example, if SARS recurs, or other similar public health emergencies arise, our international sales and operations could be harmed.
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
     Engenio Information Technologies, Inc. represents a significant portion of our business, and an initial public offering, sale or spin-off of the Storage Systems segment, may cause our operating results to suffer and may cause net revenues and income to decline. Engenio Information Technologies, Inc. represents a significant portion of our business, and it is currently reported as a separate segment in our consolidated financial statements. For the six months ended June 30, 2005, the Storage Systems segment represented 24% of our revenues. For the fiscal year ended 2004, the Storage Systems segment represented 27% of our revenues.
     If we engage in a transaction that results in Engenio no longer being our subsidiary, the Storage Systems segment’s financial results, including its net revenues and net income, will no longer be included in our consolidated financial statements.

Accordingly, our historical consolidated financial results may not necessarily reflect our future financial position, results of operations and cash flows if Engenio ceases to be a subsidiary. In addition, as a result of a spin-off or sale of the storage systems segment, our stock price may fluctuate.
     The separation and possible initial public offering, sale or spin-off of Engenio Information Technologies, Inc. from us is a substantial undertaking that may disrupt our ongoing business and may increase expenses, which may affect our results of operations or financial condition. The separation of Engenio, and the possible initial public offering of the subsidiary’s common stock to the public and the potential spin-off of the subsidiary to our stockholders continue to require the substantial dedication of management resources. Furthermore, we expect to incur significant expenses in future periods related to the separation. We have not yet made any adjustments to our historical financial information to reflect the significant changes that may occur in our cost structure, funding and operations as a result of the separation. In addition, the efforts required to complete the separation of Engenio from us may disrupt our ongoing business activities, may result in employee distraction and may harm Engenio’s and our ability to attract, retain and motivate key employees. If any of the foregoing occurs, our results of operations or financial condition may suffer.
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
     We expect that the adoption of Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS No. 123R”), entitled “Share-Based Payment,” effective for the beginning in the first quarter of 2006, will have a significant impact on our reported results as described under “Recent Accounting Pronouncements.” Because the factors that will affect compensation expense we incur due to the adoption of SFAS No. 123R are unknown, the impact on our operating results at the point of adoption, or in the future, cannot be determined. Changes in these or other rules, or modifications to our current practices, may have a significant adverse effect on our reported operating results or in the way in which we conduct our business in the future.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There have been no significant changes in the market risk disclosures during the six months ended June 30, 2005, as compared to the discussion in Part II, Item 7a of our Annual Report on Form 10-K for the year ended December 31, 2004.
Item 4. Controls and Procedures
     Our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934 as of June 30, 2005. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     In May of 2005, we completed the upgrade of the information systems that we use to accumulate financial data used in financial reporting for our majority owned subsidiary, Engenio. We utilized this new system upgrade to generate financial statements for our fiscal quarter ended June 30, 2005. This system upgrade served to enhance our system of internal controls and was not made in response to any weakness in our system of internal controls. We believe there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are aware that any system of control, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of this system are met, and that maintenance of disclosure controls and procedures is an ongoing process that may change over time.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     This information is included in Note 11 (“Legal Matters”) of the Notes to the Unaudited Consolidated Condensed Financial Statements, which information is incorporated herein by reference from Item 1 of Part I hereof.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On July 28, 2000, the Company’s Board of Directors authorized a new stock repurchase program in which up to 5 million shares of the Company’s common stock may be repurchased in the open market from time to time. There is no expiration date for the plan. No shares were repurchased under this plan during the first six months of 2005. There are 3.5 million shares available for repurchase under this plan as of June 30, 2005.
ISSUER PURCHASES OF SECURITIES

			(c)	(d)
	(a)	(b)	Total Number of	Maximum Number (or
	Total Number	Average Price	Shares (or Units)	Approximate Dollar Value) of
	of Shares (or	Paid per	Purchased as Part of	Shares (or Units) that May Yet
	Units)	Share (or	Publicly Announced	Be Purchased Under the Plans
Period	Purchased	Unit)	Plans or Programs	or Programs

May 2005	149,652 units	0.98980	n/a	n/a
* During the three months ended June 30, 2005, the Company repurchased approximately $150 million of the 2001 Convertible Subordinated Notes (the “2001 Convertible Notes”) in open-market purchase transactions. The purchases were opportunistic buy backs of convertible subordinated notes. A net pre-tax gain of approximately $4 million was recognized, in interest income and other, net, on the repurchases of the 2001 Convertible Notes. The pre-tax gain is net of the write-off of debt issuance costs and a portion of the deferred gain on the related terminated interest rate swap (see Note 6 of the Notes).

Item 4. Submission of Matters to a Vote of Security Holder
     Our Annual Meeting of Stockholders was held on May 12, 2005 in San Jose, California. At the meeting, our stockholders voted on and approved the following proposals. The results of voting were as follows:

Proposal 1.	To elect eight directors to serve for the ensuing year and until their successors are elected.

Director	Votes For	Votes Withheld
T.Z. Chu	313,488,144	11,669,076

Wilfred J. Corrigan	313,470,221	11,686,999

Malcolm R. Currie	313,420,563	11,736,657

James H. Keyes	313,499,561	11,657,659

R. Douglas Norby	291,988,464	33,168,756

Matthew J. O’Rourke	314,659,070	10,498,150

Gregorio Reyes	314,949,813	10,207,407

Larry W. Sonsini	259,842,214	65,315,006

Proposal 2.	To ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for its 2005 fiscal year.

Votes For	Votes Against	Abstentions
317,549,045	4,884,100	2,724,075
Item 5. Other Information
     A clerical error was made in the Company’s Current Report on Form 8-K filed on June 8, 2005, which identified the effective date of the performance share grant to Abhijit Y. Talwalkar. The error cited the effective grant date to Mr. Talwalkar as June 2, 2005, rather than the correct effective date of June 1, 2005.

Item 6. Exhibits
10.40	Summary Description of LSI Logic Corporation 2005 Semiconductor Incentive Plan. Incorporated by reference to exhibits filed with the Current Report on Form 8-K on April 7, 2005.*

10.41	Summary Description of 2005 Engenio Information Technologies, Inc. Incentive Plan. Incorporated by reference to exhibits filed with the Current Report on Form 8-K on April 7, 2005.*

10.42	Form of LSI Logic Corporation Annual Director Option Agreement. Incorporated by reference to exhibits filed with the Current Report on Form 8-K on April 7, 2005.*

10.43	Form of Notice of Grant under LSI Logic Corporation Annual Director Option Agreement. Incorporated by reference to exhibits filed with the Current Report on Form 8-K on April 7, 2005.*

10.44	Employment Agreement with Abhijit Y. Talwalkar, effective as of May 23, 2005. Incorporated by reference to exhibits filed with the Current Report on Form 8-K on May 24, 2005.*

10.45	Amendment No. 1 to the LSI Logic Corporation 1991 Equity Incentive Plan Stock Option Agreement dated August 15, 1997 with Wilfred J. Corrigan. Incorporated by reference to exhibits filed with the Current Report on Form 8-K on June 17, 2005.*

10.46	Amendment No. 1 to the LSI Logic Corporation 1991 Equity Incentive Stock Option Agreement dated November 20, 1998 with Wilfred J. Corrigan. Incorporated by reference to exhibits filed with the Current Report on Form 8-K on June 17, 2005.*

10.47	Form of LSI Logic Corporation 2003 Equity Incentive Plan Nonqualified Stock Option Agreement.*

10.48	Form of Notice of Grant under LSI Logic Corporation 2003 Equity Incentive Plan Nonqualified Stock Option Agreement.*

10.49	Abhijit Y. Talwalkar LSI Logic Corporation 2003 Equity Incentive Plan Nonqualified Stock Option Agreement, effective as of June 1, 2005.*

10.50	Abhijit Y. Talwalkar Notice of Grant under LSI Logic Corporation 2003 Equity Incentive Plan Nonqualified Stock Option Agreement, effective as of June 1 2005.*+

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbarnes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*     Denotes management contract or compensatory plan or arrangement.
+    Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**  Furnished not filed.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSI LOGIC CORPORATION (Registrant)
Date: August 11, 2005	By	/s/ Bryon Look
Bryon Look
Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS
10.40	Summary Description of LSI Logic Corporation 2005 Semiconductor Incentive Plan. Incorporated by reference to exhibits filed with the Current Report on Form 8-K on April 7, 2005.*

10.41	Summary Description of 2005 Engenio Information Technologies, Inc. Incentive Plan. Incorporated by reference to exhibits filed with the Current Report on Form 8-K on April 7, 2005.*

10.42	Form of LSI Logic Corporation Annual Director Option Agreement. Incorporated by reference to exhibits filed with the Current Report on Form 8-K on April 7, 2005.*

10.43	Form of Notice of Grant under LSI Logic Corporation Annual Director Option Agreement. Incorporated by reference to exhibits filed with the Current Report on Form 8-K on April 7, 2005.*

10.44	Employment Agreement with Abhijit Y. Talwalkar, effective as of May 23, 2005. Incorporated by reference to exhibits filed with the Current Report on Form 8-K on May 24, 2005.*

10.45	Amendment No. 1 to the LSI Logic Corporation 1991 Equity Incentive Plan Stock Option Agreement dated August 15, 1997 with Wilfred J. Corrigan. Incorporated by reference to exhibits filed with the Current Report on Form 8-K on June 17, 2005.*

10.46	Amendment No. 1 to the LSI Logic Corporation 1991 Equity Incentive Stock Option Agreement dated November 20, 1998 with Wilfred J. Corrigan. Incorporated by reference to exhibits filed with the Current Report on Form 8-K on June 17, 2005.*

10.47	Form of LSI Logic Corporation 2003 Equity Incentive Plan Nonqualified Stock Option Agreement.*

10.48	Form of Notice of Grant under LSI Logic Corporation 2003 Equity Incentive Plan Nonqualified Stock Option Agreement.*

10.49	Abhijit Y. Talwalkar LSI Logic Corporation 2003 Equity Incentive Plan Nonqualified Stock Option Agreement, effective as of June 1, 2005.*

10.50	Abhijit Y. Talwalkar Notice of Grant under LSI Logic Corporation 2003 Equity Incentive Plan Nonqualified Stock Option Agreement, effective as of June 1 2005.*+

31.1	Certification of the Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities and Exchange Act Rules 13-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*     Denotes management contract or compensatory plan or arrangement.
+    Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**  Furnished not filed.