Form 10-Q
period 2005-10-02
LSI LOGIC CORP
filed 2005-11-14
CIK 703360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 2, 2005
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2005, there were 391,696,760 shares of the registrant’s Common Stock, $.01 par value, outstanding.

LSI LOGIC CORPORATION
Form 10-Q
For the Quarter Ended September 30, 2005
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LSI LOGIC CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2005	2004
	(In thousands, except per-share amounts)
Assets
Cash and cash equivalents	$225,654	$218,723
Short-term investments	619,380	595,862
Accounts receivable, less allowances of $11,892 and $12,545	298,500	272,065
Inventories	189,133	218,900
Deferred tax assets	5,650	5,661
Prepaid expenses and other current assets	146,060	54,076

Total current assets	1,484,377	1,365,287

Property and equipment, net	97,856	311,916

Intangibles, net	57,539	108,457
Goodwill	965,468	973,130
Deferred tax assets	4,943	5,044
Other assets	108,340	110,167

Total assets	$2,718,523	$2,874,001

Liabilities and Stockholders’ Equity
Accounts payable	$129,812	$122,422
Accrued salaries, wages and benefits	74,560	58,516
Other accrued liabilities	142,877	142,278
Income taxes payable	82,370	72,935
Current portion of long-term obligations	—	129

Total current liabilities	429,619	396,280

Long-term debt	624,802	781,846
Tax related liabilities and other	77,333	77,570

Total long-term obligations and other liabilities	702,135	859,416

Commitments and contingencies (Notes 11 and 12)

Minority interest in subsidiary	243	259

Stockholders’ equity:
Preferred shares; $.01 par value; 2,000 shares authorized, none outstanding	—	—
Common stock; $.01 par value; 1,300,000 shares authorized; 391,559 and 387,490 shares outstanding, respectively	3,916	3,875
Additional paid-in capital	2,997,184	2,969,478
Deferred stock compensation	(13,328)	(8,936)
Accumulated deficit	(1,427,734)	(1,384,321)
Accumulated other comprehensive income	26,488	37,950

Total stockholders’ equity	1,586,526	1,618,046

Total liabilities and stockholders’ equity	$2,718,523	$2,874,001

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

LSI LOGIC CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Revenues	$481,716	$380,217	$1,413,015	$1,280,471
Cost of revenues	271,511	228,418	800,782	718,424

Gross profit	210,205	151,799	612,233	562,047

Research and development	100,524	108,134	299,420	327,173
Selling, general and administrative	58,342	63,460	176,354	188,375
Restructuring of operations and other items, net	99,986	228,624	108,675	231,055
Amortization of non-cash deferred stock compensation (*)	1,313	2,593	3,940	6,422
Amortization of intangibles	15,693	19,212	50,919	56,884

Loss from operations	(65,653)	(270,224)	(27,075)	(247,862)
Interest expense	(6,058)	(5,999)	(19,088)	(17,978)
Interest income and other, net	4,567	(209)	21,500	17,735

Loss before income taxes	(67,144)	(276,432)	(24,663)	(248,105)

Provision for income taxes	6,250	6,000	18,750	18,000

Net loss	$(73,394)	$(282,432)	$(43,413)	$(266,105)

Net loss per share:
Basic	$(0.19)	$(0.73)	$(0.11)	$(0.69)

Diluted	$(0.19)	$(0.73)	$(0.11)	$(0.69)

Shares used in computing per share amounts:
Basic	391,017	384,876	389,247	383,355

Diluted	391,017	384,876	389,247	383,355

(*)	Amortization of non-cash deferred stock compensation, if not shown separately, would have been included in cost of revenues, research and development and selling, general and administrative expenses as shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Cost of revenues	$186	$52	$511	$148
Research and development	503	2,085	1,908	4,796
Selling, general and administrative	624	456	1,521	1,478

Total	$1,313	$2,593	$3,940	$6,422

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

LSI LOGIC CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2005	2004
	(In thousands)
Operating activities:
Net loss	$(43,413)	$(266,105)
Adjustments:
Depreciation and amortization	120,468	136,407
Amortization of non-cash deferred stock compensation	3,940	6,422
Non-cash restructuring and other items	86,661	214,058
Gain on sale and exchange of equity securities	(824)	(2,113)
Gain on repurchase of Convertible Subordinated Notes	(4,123)	(1,767)
Gain on sale of property and equipment	(91)	(5,881)
Changes in deferred tax assets and liabilities	112	238
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(26,468)	(32,855)
Inventories	29,767	(46,032)
Prepaid expenses and other assets	(2,090)	(2,068)
Accounts payable	6,118	29,908
Accrued and other liabilities	26,627	34,343

Net cash provided by operating activities	196,684	64,555

Investing activities:
Purchase of debt securities available-for-sale	(397,240)	(641,435)
Maturities and sales of debt securities available-for-sale	365,228	568,178
Purchases of equity securities	—	(2,250)
Proceeds from sales of equity securities	3,871	10,518
Purchases of property, equipment and software	(35,326)	(41,794)
Proceeds from sale of property and equipment	3,399	8,597
Adjustment to goodwill acquired in a prior year for resolution of a pre-acquisition income tax contingency	7,662	—
Increase in non-current assets and deposits	—	(313,013)
Decrease in non-current assets and deposits	—	369,464
Acquisition of companies, net of cash acquired	—	(32,025)

Net cash used in investing activities	(52,406)	(73,760)

Financing activities:
Repurchase of Convertible Subordinated Notes	(148,126)	(68,117)
Issuance of common stock	20,073	17,864
Purchase of minority interest in subsidiary	—	(7,978)
Repayment of debt obligations	(129)	(297)

Net cash used in financing activities	(128,182)	(58,528)

Effect of exchange rate changes on cash and cash equivalents	(9,165)	678

Increase/(decrease) in cash and cash equivalents	6,931	(67,055)

Cash and cash equivalents at beginning of period	218,723	269,682

Cash and cash equivalents at end of period	$225,654	$202,627

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

LSI LOGIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
     In the opinion of LSI Logic Corporation (the “Company” or “LSI”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments and restructuring and other items, net as discussed in Note 4 to the Unaudited Consolidated Condensed Financial Statements, hereafter referred to as the “Notes”), necessary to state fairly the financial information included herein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
     For financial reporting purposes, the Company reports on a 13 or 14-week quarter with a year ending December 31. The current quarter ended October 2, 2005. For presentation purposes, the consolidated condensed financial statements refer to the calendar quarters for convenience. The results of operations for the quarter ended October 2, 2005, are not necessarily indicative of the results to be expected for the full year. The first nine months of 2005 ended on October 2, 2005, and consisted of approximately 39 weeks, while the first nine months of 2004 ended on October 3, 2004, and consisted of approximately 40 weeks. The third quarters of 2005 and 2004 consisted of 13 weeks each.
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
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of facility expense, freight, handling costs and wasted materials (spoilage) to require them to be recognized as current-period charges. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard will not have a material impact on the Company’s consolidated balance sheet or statement of operations.
     On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The Company has yet to complete its evaluation of the foreign earnings repatriation provision within the Act. At this time the Company has not been able to reasonably estimate the income tax effect of the foreign earnings repatriation provision. The Company plans to complete its evaluation in the fourth quarter of 2005.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net loss, as reported	$(73,394)	$(282,432)	$(43,413)	$(266,105)
Add: Amortization of non-cash deferred stock compensation determined under the intrinsic value method as reported *	44	749	340	2,771

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(17,362)	(27,038)	(60,876)	(97,635)

Pro forma net loss	$(90,712)	$(308,721)	$(103,949)	$(360,969)

Loss per share:
Basic-as reported	$(0.19)	$(0.73)	$(0.11)	$(0.69)
Basic-pro forma	$(0.23)	$(0.80)	$(0.27)	$(0.94)

Diluted-as reported	$(0.19)	$(0.73)	$(0.11)	$(0.69)
Diluted-pro forma	$(0.23)	$(0.80)	$(0.27)	$(0.94)

*	This amount excludes amortization of non-cash deferred stock compensation on restricted stock awards.
     The pro forma disclosure provided above may not be representative of the effect of applying SFAS No. 123R. See further discussion in “Recent Accounting Pronouncements” in Note 1.
NOTE 3 — ENGENIO STOCK OPTION EXCHANGE PROGRAM
     On September 16, 2005, Engenio stock options outstanding were exchanged for the Company’s options under the 1999 Non Statutory Stock Option Plan. The exchange occurred in accordance with the terms of the Engenio Equity Incentive plan, which provided for the automatic exchange of the options in the event it was determined that the Engenio initial public offering was not likely to occur. The Company exchanged options to purchase an aggregate of 3,011,450 shares of Engenio common stock for options to purchase an aggregate of 2,830,763 shares of the Company’s common stock. The exercise price per share of the new options was equal to the fair market value of the Company’s common stock on the grant date. The exchange program resulted in $3.9 million of deferred stock compensation that will amortize on a straight-line basis over the vesting period of the new awards of approximately 3 to 3.5 years. Amortization expense in the third quarter of 2005 was not significant.
NOTE 4 — RESTRUCTURING AND OTHER ITEMS
     The Company recorded charges of $100.0 million and $108.7 million in restructuring of operations and other items for the three and nine months ended September 30, 2005, respectively, primarily in the Semiconductor segment. The Company recorded charges of $228.6 million and $231.1 million in restructuring of operations and other items for the three and nine months ended September 30, 2004, respectively. For a complete discussion of the 2004 restructuring actions, please refer to the Company’s Annual Report on Form 10-K for fiscal year 2004.
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
Third quarter of 2005:
     The Company recorded restructuring charges of approximately $100.0 million, which included the following items.
     On September 13, 2005, the Company announced its intention to sell its Gresham, Oregon manufacturing facility as part of the Company’s strategy to move to a fabless semiconductor model. Accordingly, the Company recorded $91.1 million in charges directly associated with the decision to sell the manufacturing facility in the third quarter of 2005. The asset impairment charge for the Gresham disposal group was calculated in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and included a charge of $85.2 million for the Gresham facility and $4.8 million in charges for estimated selling costs. The fair market values for the Gresham facility were thoroughly researched and estimated by management. The impairment charges of $85.2 million are non-cash charges and included as a non-cash restructuring item in the third quarter cash flow statements. In addition, the Company announced workforce reductions for approximately 80 positions in the Gresham facility and recorded a charge of $1.1 million for severance and termination benefits. These actions and related charges are associated with the Semiconductor segment. The Company is actively marketing the Gresham facility and expects to complete a sale of the facility within the next twelve months.
     An expense of $7.7 million was recorded for changes in sublease assumptions for certain previously accrued facility lease termination costs. In addition, an expense of $0.5 million was recorded to reflect the change in time value of accruals for facility lease termination costs. An expense of $0.5 million was recorded for severance and termination benefits for approximately 17 employees primarily related to the broad-based reorganization that was announced in August of 2005.
     Assets held for sale of $107.3 million and $11.0 million were included as a component of prepaid expenses and other current assets as of September 30, 2005 and December 31, 2004, respectively. During the third quarter of 2005, $98.5 million in assets associated with the Gresham facility and surrounding land were reclassified to assets held for sale. Assets classified as held for sale are not depreciated. The fair values of impaired equipment and facilities were estimated by management. Given that current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that the Company will realize the current net carrying value of the assets held for sale. The Company reassesses the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary.
     The following table sets forth the Company’s restructuring reserves as of September 30, 2005, which are included in other accrued liabilities on the balance sheet:

		Restructuring	Utilized	Restructuring	Utilized	Restructuring	Utilized	Balance
	Balance at	Expense	during Q1,	Expense	during Q2,	Expense	during Q3,	At
(In thousands)	December 31, 2004	Q1, 2005	2005	Q2, 2005	2005	Q3, 2005	2005	September 30, 2005

Write-down of excess assets and decommissioning costs (a)	$1,207	$796	$(1,271)	$429	$(451)	$89,633	$(85,311)	$5,032

Lease terminations (b)	20,065	738	(2,691)	727	(2,674)	8,207	(2,555)	21,817
Facility closure and other exit costs (c)	543	—	(476)	404	(462)	488	(492)	5
Payments to employees for severance (d)	7,408	(1)	(4,250)	160	(1,850)	1,658	(412)	2,713

Total	$29,223	$1,533	$(8,688)	$1,720	$(5,437)	$99,986	$(88,770)	$29,567

(a)	The amounts utilized in 2005 reflect $1.2 million of non-cash write-downs of long-lived assets in the U.S. due to impairment and $0.5 million in cash payments to decommission and sell assets. The write-downs of long-lived assets were accounted for as a reduction of the assets and did not result in a liability. The charge of $89.6 million includes the impairment charge for the Gresham facility of $85.2 million, related estimated Gresham facility selling costs of $4.8 million and a credit of $0.4 million of net of other miscellaneous items. The $5.0 million balance as of September 30, 2005, relates to estimates for selling costs for assets held for sale and is expected to be utilized during 2006.

(b)	An expense of $7.7 million was recorded for changes in sublease assumptions for certain previously accrued facility lease termination costs. In addition, an expense of $0.5 million was recorded to reflect the change in time value of accruals for facility lease termination costs. Amounts utilized represent cash payments. The balance remaining for real estate lease terminations will be paid during the remaining terms of these contracts, which extend through 2011.

(c)	An expense of $0.5 million was recorded for facility closure costs related to the Colorado fabrication facility as the expenses were incurred. Amounts utilized represent cash payments. The balance remaining for facility closure and other exit costs will be paid during 2005.

(d)	An expense of $1.1 million was recorded in connection with the Company’s decision to sell the Gresham facility. An expense of $0.5 million was recorded in connection with the Company’s reorganization. Amounts utilized represent cash severance payments to 126 employees during the nine months ended September 30, 2005 for the action announced in the third quarter of 2004. Amounts utilized also include cash severance payments for 14 employees for the action announced in the third quarter of 2005 during the three months ended September 30, 2005. The balance remaining for severance is expected to be paid by the end of 2005.
Other Items:
Second quarter of 2005:
     On May 23, 2005, Wilfred J. Corrigan’s status as an employee ceased and in connection with this event, the Company recorded a charge of $5.3 million. The amount was paid to Mr. Corrigan in the second quarter of 2005 and was made in accordance with Mr. Corrigan’s employment agreement dated September 20, 2001. Mr. Corrigan was the Company’s former Chief Executive Officer.

NOTE 5 — INVESTMENTS

	September 30,	December 31,
	2005	2004
	(In thousands)
Available-for-sale debt securities
Asset and mortgage-backed securities	$302,438	$292,898
U.S. government and agency securities	242,794	234,787
Corporate and municipal debt securities	74,148	68,177

Total short-term investments	$619,380	$595,862

Long-term investments in equity securities
Marketable equity securities available-for-sale	$26,241	$28,372
Non-marketable equity securities	7,820	9,307

Total long-term investments in equity securities	$34,061	$37,679

     Accumulated other comprehensive income included unrealized gains on investments in available-for-sale debt and equity securities of $10 million, net of the related tax effect of $5 million, and $12 million, net of the related tax effect of $6 million, as of September 30, 2005, and December 31, 2004, respectively.
     Realized losses on sales of investments in available-for-sale debt securities were $0.2 million and $1.0 million for the three and nine months ended September 30, 2005, respectively. Realized gains on sales of investments in available-for-sale debt securities were $0.5 million and $1.1 million for the three and nine months ended September 30, 2004.
     The Company realized pre-tax gains of $2 million related to the following for the nine months ended September 30, 2005:
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
     The following table includes the details of pre-tax losses related to investments in equity securities that the Company has recorded during the first nine months of 2005 and 2004, respectively. Management believes that the declines in value were other than temporary.

	Non-marketable	Marketable
	equity	equity
	investments	investments
	(in millions)
Pre-tax loss:
Three months ended September 30, 2005	$1.5	$—
Nine months ended September 30, 2005	1.5	—

Pre-tax loss:
Three months ended September 30, 2004	$1.9	$4.1
Nine months ended September 30, 2004	3.1	4.1

Total carrying value of impaired investments as of September 30, 2005	$2.4	$—
NOTE 6 — BALANCE SHEET DETAIL

	September 30,	December 31,
	2005	2004
	(In thousands)
Cash and cash equivalents:
Cash in financial institutions	$47,188	$51,172
Cash equivalents	178,466	167,551

	$225,654	$218,723

Inventories:
Raw materials	$23,360	$20,022
Work-in-process	89,099	106,818
Finished goods	76,674	92,060

	$189,133	$218,900

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 are as follows (in thousands):

	Semiconductor	Storage Systems
	Segment*	segment*	Total

Balance as of December 31, 2004*	$801,272	$171,858	$973,130
Adjustment to goodwill acquired in a prior year for cash received from the resolution of a pre-acquisition income tax contingency	(7,662)	—	(7,662)

Balance as of September 30, 2005	$793,610	$171,858	$965,468

*	The information provided herein has been recast to include the RAID Storage Adapter (RSA) business as part of the Storage Systems segment from the Semiconductor segment for all periods presented.
     The Company monitors the recoverability of goodwill recorded in connection with acquisitions annually or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment, if any, would be determined in accordance with SFAS No. 142, which uses a fair value model for determining the carrying value of goodwill. See the Company’s Annual Report on Form 10-K for further discussion.

NOTE 7 — DEBT

			Conversion	September 30,	December 31,
	Maturity	Interest Rate	Price	2005	2004
				(In thousands)
2003 Convertible Subordinated Notes	May 2010	4%	$13.4200	$350,000	$350,000

2001 Convertible Subordinated Notes	November 2006	4%	$26.3390	271,848	421,500
Deferred gain on terminated swaps				2,954	10,346
Capital lease obligations				—	129

				624,802	781,975

Current portion of long-term obligations				—	(129)

Long-term debt				$624,802	$781,846

     During the second quarter of 2005, the Company repurchased approximately $150 million of the 2001 Convertible Notes. A net pre-tax gain of approximately $4 million was recognized in interest income and other, net for the repurchase. The pre-tax gain is net of the write-off of debt issuance costs and a portion of the deferred gain on the terminated Swaps.
     The 2001 Convertible Subordinate Notes will become current in November 2005, as the maturity date is in November 2006. The Notes will be classified as current debt in the Company’s 2005 Annual Report on Form 10-K.
NOTE 8 — RECONCILIATION OF BASIC AND DILUTED NET LOSS PER SHARE
     A reconciliation of the numerators and denominators of the basic and diluted net loss per share computations are as follows:

	Three Months Ended September 30,
	2005			2004
			Per-Share			Per-Share
	Net loss*	Shares+	Amount	Net loss*	Shares+	Amount
	(In thousands except per share amounts)
Basic :
Net loss available to common stockholders	$(73,394)	391,017	$(0.19)	$(282,432)	384,876	$(0.73)

Stock options and restricted stock awards	—	—	—	—	—	—

Diluted :
Net loss available to common stockholders	$(73,394)	391,017	$(0.19)	$(282,432)	384,876	$(0.73)

	Nine Months Ended September 30,
	2005			2004
			Per-Share			Per-Share
	Net loss*	Shares+	Amount	Net loss*	Shares+	Amount
	(In thousands except per share amounts)
Basic :
Net loss available to common stockholders	$(43,413)	389,247	$(0.11)	$(266,105)	383,355	$(0.69)

Stock options and restricted stock awards	—	—	—	—	—	—

Diluted :
Net loss available to common stockholders	$(43,413)	389,247	$(0.11)	$(266,105)	383,355	$(0.69)

     * Numerator
     + Denominator

     Options to purchase 71,792,901 shares were outstanding as of September 30, 2005, but were not included in the computation of diluted shares because of their antidilutive effect on net loss per share for the three and nine months ended September 30, 2005. The exercise price of these options ranged from $0.10 to $72.25 as of September 30, 2005. Options to purchase 70,078,980 shares were outstanding as of September 30, 2004, but were not included in the computation of diluted shares because of their antidilutive effect on net loss per share for the three and nine months ended September 30, 2004. The exercise price of these options ranged from $0.06 to $72.25 as of September 30, 2004.
     Weighted average restricted common shares of 769,593 and 811,974 for the three and nine months ended September 30, 2005, respectively, were excluded from the computation of diluted shares because of their antidilutive effect on net loss per share. Weighted average restricted common shares of 577,257 and 204,352 for the three and nine months ended September 30, 2004, respectively, were excluded from the computation of diluted shares because of their antidilutive effect on net loss per share.
     For the three and nine months ended September 30, 2005, weighted average potentially dilutive shares of 36,401,581 and 39,069,163, respectively, associated with the 2003 and 2001 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on net loss per share. For the three and nine months ended September 30, 2004, weighted average potentially dilutive shares of 43,413,634 and 44,266,694 shares associated with the 2003 and 2001 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on net loss per share.
NOTE 9 — COMPREHENSIVE LOSS
     Comprehensive loss is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive loss, net of taxes for the current reporting period and comparable period in the prior year is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Net loss	$(73,394)	$(282,432)	$(43,413)	$(266,105)
Change in unrealized gain/loss on derivative instruments designated as and qualifying as cash-flow hedges	260	(3,473)	(275)	(2,003)
Change in unrealized gain/loss on available-for-sale securities	2,422	2,687	(1,851)	(8,725)
Change in foreign currency translation adjustments	(2,546)	(1,109)	(9,336)	(5,597)

Comprehensive loss	$(73,258)	$(284,327)	$(54,875)	$(282,430)

NOTE 10 — SEGMENT REPORTING
     The Company operates in two reportable segments – Semiconductor and Storage Systems. Within the Semiconductor segment, the Company offers three enabling system-on-a-chip technologies—standard-cell ASICs, Platform ASICs and application specific standard products. Within the Storage Systems segment, the Company focuses on high-performance modular disk storage systems, sub-assemblies, storage management software, RAID storage adapters and related software. Our products are marketed primarily to OEMs that sell products targeted for applications in these markets.
     The information provided herein has been recast to include the RAID Storage Adapter (RSA) business as part of the Storage Systems segment from the Semiconductor segment for all periods presented.

     The following is a summary of operations by segment for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Revenues:
Semiconductor	$311,739	$249,822	$940,940	$840,937
Storage Systems	169,977	130,395	472,075	439,534

Total	$481,716	$380,217	$1,413,015	$1,280,471

(Loss)/income from operations:
Semiconductor	$(78,999)	$(266,763)	$(50,083)	$(273,516)
Storage Systems	13,346	(3,461)	23,008	25,654

Total	$(65,653)	$(270,224)	$(27,075)	$(247,862)

     Intersegment revenues for the periods presented above were not significant. For the three and nine months ended September 30, 2005, restructuring of operations and other items, net of $100.0 million and $108.7 million, respectively, were primarily included in the Semiconductor segment. For the three and nine months ended September 30, 2004, restructuring of operations and other items, net of $228.6 million and $231.1 million, respectively, were primarily included in the Semiconductor segment.
     Significant Customers. The following table summarizes the number of our significant customers, each of whom accounted for 10% or more of the Company’s revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Semiconductor segment:
Number of significant customers	2	2	1	1
Percentage of segment revenues	16%, 12%	14%, 12%	17%	10%
Storage Systems segment:
Number of significant customers	2	3	3	3
Percentage of segment revenues	46%, 11%	40%, 14%, 11%	43%, 13%, 10%	40%, 16%, 11%
Consolidated:
Number of significant customers	2	1	2	1
Percentage of consolidated revenues	17%, 11%	15%	15%, 11%	15%

     The following is a summary of total assets by segment as of September 30, 2005, and December 31, 2004:

	September 30,	December 31,
	2005	2004
	(In thousands)
Total assets:
Semiconductor	$2,254,959	$2,408,642
Storage Systems	463,564	465,359

Total	$2,718,523	$2,874,001

     Revenues from domestic operations were $231 million, representing 48% of consolidated revenues for the third quarter of 2005 compared to $185 million, representing 49% of consolidated revenues for the same period of 2004.
     Revenues from domestic operations were $666 million, representing 47% of consolidated revenues, for the first nine months of 2005 compared to $644 million, representing 50% of consolidated revenues, for the same period of 2004.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
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
NOTE 12 — LEGAL MATTERS
     In February 1999, a lawsuit alleging patent infringement was filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation, Limited Partnership (“Lemelson”) against 88 electronics industry companies, including LSI. The case number is CIV990377PHXRGS. The patents involved in this lawsuit are alleged to relate to semiconductor manufacturing and computer imaging, including the use of bar coding for automatic identification of articles. The plaintiff has sought a judgment of infringement, an injunction, treble damages, attorneys’ fees and further relief as the court may provide. In September 1999, the Company filed an answer denying infringement and raising affirmative defenses. In addition, the Company asserted a counterclaim for declaratory judgment of non-infringement, invalidity and unenforceability of Lemelson’s patents. In October of 2005, the court issued a preliminary ruling on the claim construction following the hearing in December 2004. The court has invited the parties to submit objections to the preliminary ruling. A final ruling on the claim construction is anticipated to be issued sometime thereafter. No trial date has been set. While the Company can give no assurances regarding the final outcome of this lawsuit, the Company believes the allegations made by Lemelson are without merit and is defending the action vigorously.
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
NOTE 13 — SUBSEQUENT EVENT
     On November 4, 2005, the Company received $33 million in cash as a result of the conclusion of a pre-acquisition income tax matter. The majority of this amount will reduce goodwill in the Semiconductor segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Form 10-Q contains forward-looking statements. In many cases you can identify forward-looking statements by terminology such as “may”, “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. In addition, forward-looking statements in this document include, but are not limited to, the following: projected net income per diluted share in the fourth quarter of 2005, projected revenues in the fourth quarter of 2005, projections of gross profit margins in the fourth quarter of 2005 and projected capital expenditures in 2005. We assume no obligation to update any such forward-looking statements, and these statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. For a summary of such risks and uncertainties, please see the paragraphs located at the end of this Item 2 entitled “Factors that May Affect Future Operating Results” and please also see the risk factors located in our Annual Report on Form 10-K for our fiscal year ended December 31, 2004.
OVERVIEW
     We design, develop, manufacture and market complex, high-performance integrated circuits and storage systems. We operate in two reportable segments – Semiconductor and Storage Systems. Within the Semiconductor segment, we offer three enabling system-on-a-chip technologies—standard-cell ASICs, Platform ASICs and application specific standard products. Within the Storage Systems segment, we focus on high-performance modular disk storage systems, sub-assemblies, storage management software, RAID storage adapters (RSA) and related software. Our products are marketed primarily to OEMs that sell products targeted for applications in these markets.
     On May 23, 2005, Abhijit Y. Talwalkar joined LSI as President and Chief Executive Officer and Wilfred J. Corrigan’s status as an employee of LSI ceased. Since joining LSI, Mr. Talwalkar has been in the process of assessing the strategic foundation and operational effectiveness of our overall business. In the third quarter of 2005, we announced a broad-based reorganization as well as the decision to move to a fabless semiconductor model. The reorganization is expected to better position us to pursue increased growth in our primary markets: custom integrated circuits, consumer products and storage platforms and products. We announced four major business groups — Custom Solutions Group (CSG), Consumer Products Group (CPG), Storage Components Group (SCG) and Engenio or Storage Systems. CSG, CPG and SCG are part of the Semiconductor segment. Our RSA business, formerly part of the Semiconductor segment is now included in the Storage Systems Segment. The combination of RSA and Engenio, our majority owned subsidiary, will allow us to more efficiently deliver a broad portfolio of software, storage products and platforms to meet original equipment manufacturer (OEM) customer needs.
     We had previously announced jointly with Engenio Technologies, Inc. the postponement of the initial public offering of its common stock due to then current market conditions. We have since decided to postpone any plans for an initial public offering indefinitely. On September 16, 2005, Engenio stock options outstanding were exchanged for the LSI’s options under the 1999 Non Statutory Stock Option Plan. The exchange occurred in accordance with the terms of the Engenio Equity Incentive plan, which provided for the automatic exchange of the options in the event it was determined that the Engenio initial public offering was not likely to occur. We exchanged options to purchase an aggregate of 3,011,450 shares of Engenio common stock for options to purchase an aggregate of 2,830,763 shares of LSI’s common stock. The exercise price per share of the new options was equal to the fair market value of our common stock on the grant date. The exchange program resulted in $3.9 million of deferred stock compensation that will amortize on a straight-line basis over the vesting period of the new awards of approximately 3 to 3.5 years. Amortization expense in the third quarter of 2005 was not significant.
     On September 13, 2005, we announced that we intend to sell our Gresham, Oregon manufacturing facility as part of our strategy to move to a fabless semiconductor manufacturing model. Our new strategy includes the expansion of our working relationships with major foundry partners and the adoption of a roadmap leading to the production of advanced semiconductors utilizing 65-nanometer and below process technology on 300-mm or 12–inch wafers. We recorded $91.1 million in charges directly associated with the decision to sell the manufacturing facility. The details of these charges are included in the discussion on restructuring included under the results of operations section of this MD&A and also in the Notes to the Unaudited Consolidated Condensed Financial Statements.
     Revenues on a consolidated basis for the three months ended September 30, 2005 of $481.7 million were relatively flat compared to revenues of $481.3 million for the three months ended June 30, 2005 and represented an increase of 27%

compared to revenues of $380.2 million for the three months ended September 30, 2004. Revenues for the nine months ended September 30, 2005 were $1,413.0 million representing a 10% increase as compared to $1,280.5 million in revenues for the nine months ended September 30, 2004. The increases for the three and nine months ended September 30, 2005 represent increases in both our Semiconductor and Storage Systems segments.
     We reported a net loss of $73.4 million or $0.19 a diluted share for the three months ended September 30, 2005 compared to net income of $25.3 million or $0.06 a diluted share for the three months ended June 30, 2005 and a net loss of $282.4 million or $0.73 a diluted share for the three months ended September 30, 2004. We reported a net loss of $43.4 million or $0.11 a diluted share for the nine months ended September 30, 2005 compared to a net loss of $266.1 million or $0.69 cents a diluted share for the nine months ended September 30, 2004.
     In the fourth quarter of 2005, we expect our consolidated revenues to be in the range of $475 million to $500 million.
     Cash, cash equivalents and short-term investments were $845.0 million as of September 30, 2005 compared to $782.0 million as of June 30, 2005 and $814.6 million as of December 31, 2004. For the nine months ended September 30, 2005, we generated $196.7 million in cash provided by operations compared to $64.6 million in the same period of the previous year.
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
     Where more than one significant factor contributed to changes in results from year to year, we have quantified such factors throughout Management’s Discussion & Analysis, where practicable. The information provided herein for the Semiconductor and Storage Systems segments have been recast to reflect the realignment of the RSA group to the Storage Systems segment from the Semiconductor Segment for all periods presented.
RESULTS OF OPERATIONS
   Revenues:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2005	2005	2004	2005	2004
	(in millions)
Semiconductor segment	$311.7	$325.2	$249.8	$940.9	$841.0
Storage Systems segment	170.0	156.1	130.4	472.1	439.5

Consolidated	$481.7	$481.3	$380.2	$1,413.0	$1,280.5

There were no significant intersegment revenues during the periods presented.
     Third quarter of 2005 compared to the second quarter of 2005
     Total consolidated revenues remained relatively flat in the third quarter of 2005 as compared to the second quarter of 2005.

     Semiconductor segment:
     Revenues for the Semiconductor segment decreased $13.5 million or 4% for the three months ended September 30, 2005 as compared to the three months ended June 30, 2005. The decrease in semiconductor revenues is attributable to the net effect of the following factors:
•	Revenues decreased for semiconductors used in storage product applications primarily a result of lower demand for ASICs used in hard disk drives, Host Bus Adapters (HBA) and storage subsystems; and

•	Revenues decreased for semiconductors used in communications product applications due to declines in demand for enterprise, wireless, military, aerospace and certain older product applications.
          The above noted decreases in revenues were offset in part by increased revenues for semiconductors used in consumer product applications such as DVD-recorders and digital audio players, offset in part by declines in revenues for semiconductors used in consumer product applications such as video games.
     Storage Systems segment:
     Revenues for the Storage Systems segment increased $13.9 million or 9% from the second quarter of 2005. The increase in revenues is primarily attributable to increased demand for our new high-end controller product introduced in the second quarter of 2005.
     Three and nine months ended September 30, 2005 compared to the same period of 2004
     Total consolidated revenues for the third quarter of 2005 increased $101.5 million or 27% as compared to the third quarter of 2004. For the nine months ended September 30, 2005, revenues increased $132.5 million or 10% as compared to the same period of the prior year.
     Semiconductor segment:
     Revenues for the Semiconductor segment increased $61.9 million or 25% for the third quarter of 2005 as compared to the same period of the previous year. The increase in revenues for the three-month period is attributable to the following factors:
•	An increase in revenues for semiconductors used in consumer product applications primarily a result of increased demand for digital audio players, DVD recorders and cable set-top boxes, offset in part by decreases in demand for semiconductors used in video games; and

•	An increase in revenues for semiconductors used in storage product applications primarily due to higher demand for ASICs used in hard disk drives , HBAs and storage area networking products and ASSPs used in storage product applications such as the Ultra 320 product.
          The above noted increases in revenues were offset in part by decreased demand for semiconductors used in communications product applications such as wireless products.
     Revenues for the Semiconductor segment increased $99.9 million or 12% for the nine months ended September 30, 2005 as compared to the same period in 2004. The increase in revenues is attributable to:
•	An increase in revenues for semiconductors used in consumer product applications primarily a result of increased demand for digital audio players, DVD recorders, cable set-top boxes and video games, offset in part by decreases in demand for semiconductors used in DVD playback products; and

•	An increase in revenues for semiconductors used in storage product applications primarily due to higher demand for ASICs used in hard disk drives.

     The above noted increases in revenues were offset in part by decreased demand for semiconductors used in communications product applications such as office automation, switch and WAN products.
     Storage Systems segment:
     Revenues for the Storage Systems segment increased $39.6 million or 30% for the third quarter of 2005 and increased $32.6 million or 7% for the nine months ended September 30, 2005 as compared to the same periods of 2004. The increase in revenues for the third quarter of 2005 as compared to the same period of 2004 was primarily the result of increased demand for our new high-end controller product introduced in the second quarter of 2005 as well as sales of related enclosures (drive modules).
     The increase in revenues for the nine months ended September 30, 2005 compared to the same period of 2004 was also primarily driven by increased demand for our high-end controller product as discussed above and increased revenues for command modules sold to one large customer.
     Significant Customers. The following table summarizes the number of our significant customers, each of whom accounted for 10% or more of our revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Semiconductor segment:
Number of significant customers	2	2	1	1
Percentage of segment revenues	16%, 12%	14%, 12%	17%	10%
Storage Systems segment:
Number of significant customers	2	3	3	3
Percentage of segment revenues	46%, 11%	40%, 14%, 11%	43%, 13%, 10%	40%, 16%, 11%
Consolidated:
Number of significant customers	2	1	2	1
Percentage of consolidated revenues	17%, 11%	15%	15%, 11%	15%
Revenues by geography. The following table summarizes our revenues by geography:

	Three Months Ended			Nine Months Ended
	September 30,	June 30, 2005	September 30,	September 30,	September 30,
	2005		2004	2005	2004
	(in millions)
Revenues:
North America *	$230.7	$228.1	$185.1	$666.3	$644.2
Asia, including Japan	193.1	195.4	156.7	583.8	486.2
Europe *	57.9	57.8	38.4	162.9	150.1

Total	$481.7	$481.3	$380.2	$1,413.0	$1,280.5

*	Revenues by geography are accumulated based on the revenues generated by our subsidiaries located within the three geographic areas noted in the above table. In the second half of 2004, Engenio formed new subsidiaries within Europe. As a result, the amounts in the table above have been restated. All revenues generated by Engenio Europe were previously reported in North America.

Third quarter of 2005 compared to the second quarter of 2005
     In the third quarter of 2005, revenues increased in North America and Europe and decreased in Asia, including Japan, as compared to the second quarter of 2005. The increase in North America is primarily attributable to higher demand for semiconductors used in consumer product applications and higher revenues in the Storage Systems segment, offset in part by decreased demand for semiconductors used in storage component and communications product applications. The decrease in Asia, including Japan, is primarily the result of decreases in semiconductors used in storage component and communications product applications, offset in part by increases in revenues for semiconductors used in consumer product applications and increases in revenues for the Storage Systems segment.
Three and nine months ended September 30, 2005 compared to the same periods of 2004
     In the third quarter of 2005, revenues increased in North America, Asia, including Japan, and Europe as compared to the third quarter of 2004. The increase in North America is attributable to increases for semiconductors used in consumer product applications and ASICs used in storage component applications and increases in revenues for the Storage Systems segment, offset in part by decreases in demand for semiconductors used in storage components and communications product applications. The increase in Asia, including Japan, is attributable to increased demand for semiconductors used in storage component and communications product applications and increases in revenues in the Storage Systems segment. These increases were offset in part by decreased demand for semiconductors used in consumer product applications. The increase in Europe is primarily attributable to increases in revenues in both the Semiconductor and Storage Systems segments.
     During the nine months ended September 30, 2005, revenues increased in North America, Asia, including Japan and Europe as compared to the same period of 2004. The increase in North America is primarily attributable to an increase in demand for semiconductors used in consumer product applications and increases in revenues in the Storage Systems segment. These increases were offset in part by decreases in semiconductors used in storage component and communications product applications in the Semiconductor segment. The increase in Asia, including Japan, is a result of a higher demand for semiconductors used in storage component and consumer product applications and increases in revenues in the Storage Systems segment, offset in part by decreased demand for semiconductors used in communications product applications. The increase in Europe is primarily a result of increases in semiconductors used in storage ASIC, storage components and consumer product applications coupled with increases in revenues in the Storage Systems segment. These increases were offset in part by decreases in semiconductors used in communications product applications.
     Operating costs and expenses. Key elements of the consolidated statements of operations for the respective segments are as follows:
Gross profit margin:

	Three Months Ended			Nine Months Ended
	September 30,	June 30, 2005	September 30,	September 30,	September 30,
	2005		2004	2005	2004
	(in millions)
Semiconductor segment	$147.5	$158.1	$107.0	$448.4	$395.4
Percentage of revenues	47%	49%	43%	48%	47%
Storage Systems segment	$62.7	$53.6	$44.8	$163.8	$166.6
Percentage of revenues	37%	34%	34%	35%	38%

Consolidated	$210.2	$211.7	$151.8	$612.2	$562.0

Percentage of revenues	44%	44%	40%	43%	44%
     Third quarter of 2005 compared to the second quarter of 2005
     The consolidated gross profit margin as a percentage of revenues remained relatively flat in the third quarter of 2005 as compared to the second quarter of 2005.

     Semiconductor segment:
     The gross profit margin as a percentage of revenues for the Semiconductor segment decreased to 47% in the third quarter of 2005 from 49% in the second quarter of 2005. The decrease in gross profit margin for the semiconductor segment was primarily attributable to unfavorable changes in product mix for semiconductors used in consumer product applications such as video games, offset in part by increases in gross profit margins stemming from lower inventory charges. The lower inventory charges are associated with favorable manufacturing variances as a result of higher utilization of our Gresham, Oregon manufacturing facility.
     Storage Systems segment:
     The gross profit margin as a percentage of revenues for the Storage Systems segment increased to 37% in the third quarter of 2005 from 34% in the second quarter of 2005. The increase in gross profit margin was primarily attributable to a favorable shift in product mix which began in the second quarter of 2005 with the introduction of our new high-end controller product and material cost reductions in the quarter.
     We expect our consolidated gross profit margin to be in the range of 43% to 44% in the fourth quarter of 2005. We expect future depreciation savings associated with the decision to sell the Gresham facility to be fully offset by unfavorable manufacturing variances related to decreased future loading of the Gresham facility.
     Three and nine months ended September 30, 2005 compared to the same periods of 2004
     The consolidated gross profit margin as a percentage of revenues increased to 44% in the third quarter of 2005 from 40% in the third quarter of 2004. The consolidated gross profit margin as a percentage of revenues decreased to 43% for the nine months ended September 30, 2005 as compared to 44% in the same period of 2004.
     Semiconductor segment:
     The gross profit margin as a percentage of revenues for the Semiconductor segment increased to 47% in the third quarter of 2005 from 43% in the third quarter of 2004. The increases in gross profit margin for the Semiconductor segment were primarily attributable to improved operating efficiencies and cost savings in 2005 associated with the restructuring actions undertaken in the latter part of 2004, offset in part by the following factors:
•	Lower average selling prices for semiconductors used in some consumer product applications and in storage applications such as hard disk drives; and

•	An unfavorable shift in product mix which included selling fewer semiconductors used in consumer product applications such as video games in 2005.
The gross profit margin as a percentage of revenues for the Semiconductor segment increased to 48% for the nine months ended September 30, 2005 as compared to 47% for the same period of 2004. The increase was primarily attributable to the following factors:
•	Improved operating efficiencies and cost savings in 2005 associated with the restructuring actions undertaken in the latter part of 2004; and

•	A favorable shift in product mix for semiconductors used in consumer product applications such as video games.
     The above noted increases were partially offset by the following factors:
•	Lower average selling prices for semiconductors used in some consumer product applications and storage applications such as hard disk drives; and

•	Higher inventory charges in 2005 for consumer product applications such as DVD products.
     Storage Systems segment:
     The gross profit margin as a percentage of revenues for the Storage Systems segment increased to 37% in the third quarter of 2005 from 34% in the third quarter of 2004. The increase in gross profit margins is attributable to improved product mix associated with the introduction of our new high-end controller product in the second quarter of 2005 and material cost reductions. These increases were offset in part by lower selling prices on RSA products.
     The gross profit margin as a percentage of revenues for the Storage Systems segment decreased to 35% for the nine months ended September 30, 2005 from 38% for the same period in 2004. The decline in gross profit margin in the Storage Systems segment for both periods is mainly attributable to changes in product mix reflecting lower sales volumes for some of our higher-end storage products and lower selling prices for RSA products and some of our older products. These declines were only partially offset by margin improvements since the introduction of our new high-end controller product introduced in the second quarter of 2005.
     Factors that may affect gross profit margins
     We have wafer-manufacturing operations in Gresham, Oregon, which is our primary manufacturing site in our Semiconductor segment. On September 13, 2005, we announced that we intend to sell our Gresham, Oregon manufacturing facility as part of our strategy to move to a fabless semiconductor manufacturing model. Our new strategy includes the expansion of our working relationships with major foundry partners and the adoption of a roadmap leading to the production of advanced semiconductors utilizing 65-nanometer and below process technology on 300-mm or 12–inch wafers. As a result of our decision to hold the manufacturing facility for sale, depreciation of the operating assets of the facility ceased as of September 13, 2005. See the restructuring discussion contained herein and Note 4 to the Notes for further discussion.
          We also own our Storage Systems segment manufacturing facility in Wichita, Kansas. In addition, we acquire wafers, assembly and test services from vendors in Taiwan, Japan, Malaysia, Korea and China and outsource a portion of our Storage Systems segment manufacturing to facilities in Ireland, Mexico, Singapore and Thailand. Utilizing diverse manufacturing locations allows us to better manage potential disruption in the manufacturing process due to economic and geographic risks associated with each location.
     Our operating environment, combined with the resources required to operate in the Semiconductor and Storage Systems industries, requires that we manage a variety of factors. These factors include, among other things:
•	Competitive pricing pressures;

•	Product mix;

•	Factory capacity and utilization;

•	Geographic location of manufacturing;

•	Manufacturing yields;

•	Availability of certain raw materials;

•	Implementation of new process technologies;

•	Adoption of new industry standards;

•	Terms negotiated with third-party subcontractors; and

•	Foreign currency fluctuations.
     These and other factors could have a significant effect on our gross profit margin in future periods.

Research and development:

	Three Months Ended			Nine Months Ended
	September 30,	June 30, 2005	September 30,	September 30,	September 30,
	2005		2004	2005	2004
	(in millions)
Semiconductor segment	$75.4	$77.1	$87.5	$230.8	$266.2
Percentage of revenues	24%	24%	35%	25%	32%
Storage Systems segment	$25.1	$22.6	$20.6	$68.6	$61.0
Percentage of revenues	15%	14%	16%	15%	14%

Consolidated	$100.5	$99.7	$108.1	$299.4	$327.2

Percentage of revenues	21%	21%	28%	21%	26%
     Third quarter of 2005 compared to the second quarter of 2005
     Research and development (“R&D”) expenses remained relatively flat in the third quarter of 2005 as compared to the second quarter of 2005 on a consolidated basis.
     Semiconductor segment:
          R&D expenses in the Semiconductor segment decreased by $1.7 million or 2% in the third quarter of 2005 as compared to the second quarter of 2005. R&D expenses as a percentage of Semiconductor segment revenues remained flat at 24% when comparing the third quarter of 2005 with the second quarter of 2005.
          We develop advanced sub-micron product technologies for our ASIC and standard product portfolios. We continued the build-out of the RapidChip Platform ASIC infrastructure in the third quarter of 2005. Products utilizing RapidChip technology combine the high-density, high-performance and proven intellectual property benefits of cell-based ASICs with the advantages of lower development costs and faster time to market.
     Storage Systems segment:
     R&D expenses in the Storage Systems segment increased $2.5 million or 11% in the third quarter of 2005 as compared to the second quarter of 2005. The increase is primarily due to increased compensation-related expenditures that are based upon performance metrics and increased material spending for future R&D projects. R&D expenses as a percentage of Storage Systems segment revenues were 15% for the third quarter of 2005 compared to 14% for the second quarter of 2005.
     Three and nine months ended September 30, 2005 compared to the same periods of 2004
     R&D expenses, on a consolidated basis, decreased $7.6 million or 7% during the third quarter of 2005 as compared to the third quarter of 2004. R&D expenses for the nine months ended September 30, 2005 decreased by $27.8 million or 8% as compared to the same period of 2004.
     Semiconductor segment:
     R&D expenses for the Semiconductor segment decreased $12.1 million or 14% in the third quarter of 2005 and $35.4 million or 13% for the nine months ended September 30, 2005 as compared to the same periods of 2004. The decrease in 2005 R&D expenses for the Semiconductor segment is primarily the result of cost-cutting measures implemented as part of the restructuring actions taken during 2004, including lower compensation-related expenses as well as lower equipment and software expenses. In addition, we spent less on design engineering programs during the first nine months of 2005 as compared to the same period of 2004.

     Storage Systems segment:
     R&D expenses for the Storage Systems segment increased by $4.5 million or 22% in the third quarter of 2005 and $7.6 million or 12% for the nine months ended September 30, 2005 as compared to the same periods of 2004. As noted above, these increases are primarily due to increased compensation-related expenditures that are based upon performance metrics and increased material spending for future R&D projects.
     Selling, general and administrative:

	Three Months Ended			Nine Months Ended
	September 30,	June 30, 2005	September 30,	September 30,	September 30,
	2005		2004	2005	2004
	(in millions)
Semiconductor segment	$36.3	$37.9	$38.6	$111.1	$117.6
Percentage of revenue	12%	12%	15%	12%	14%
Storage Systems segment	$22.0	$22.0	$24.8	$65.2	$70.8
Percentage of revenue	13%	14%	19%	14%	16%

Consolidated	$58.3	$59.9	$63.4	$176.3	$188.4

Percentage of revenue	12%	12%	17%	12%	15%
     Third quarter of 2005 compared to the second quarter of 2005
     Selling, general and administrative (“SG&A”) expenses decreased $1.6 million or 3% during the third quarter of 2005 from the second quarter of 2005 on a consolidated basis.
     Semiconductor segment:
     SG&A expenses for the Semiconductor segment decreased $1.6 million or 4% in the third quarter of 2005 as compared to the second quarter of 2005. SG&A expenses as a percentage of Semiconductor revenues in the third quarter of 2005 compared to the second quarter of 2005 were flat at 12%.
     Storage Systems segment:
     SG&A expenses for the Storage Systems segment remained relatively flat in the third quarter of 2005 as compared to the second quarter of 2005. SG&A expenses as a percentage of Storage Systems revenues in the third quarter of 2005 and the second quarter of 2005 were 13% and 14%, respectively. The decrease in SG&A expenses as a percentage of Storage Systems revenues in the third quarter of 2005 from the second quarter of 2005 is attributable to higher revenues in the third quarter of 2005.
     Three and nine months ended September 30, 2005 compared to the same periods of 2004
     Consolidated SG&A expenses decreased $5.1 million or 8% during the third quarter of 2005 and $12.1 million or 6% for the nine months ended September 30, 2005 as compared to the same periods of 2004.
     Semiconductor segment:
     SG&A expenses for the Semiconductor segment decreased $2.3 million or 6% for the third quarter of 2005 and $6.5 million or 6% for the nine months ended September 30, 2005 as compared to the same periods of 2004. The decrease in the Semiconductor segment was primarily attributable to benefits from the cost-cutting measures implemented as part of the restructuring actions taken during 2004, including lower compensation-related expenses and benefits from the consolidation of our non-manufacturing facilities. In addition, outside professional services declined in 2005 as compared to the prior year. These decreases were offset in part by higher expenses from commissions for sales representatives.

     Storage Systems segment:
     SG&A expenses for the Storage Systems segment decreased by $2.8 million or 11% in the third quarter of 2005 and $5.6 million or 8% for the nine months ended September 30, 2005 as compared to the same periods of 2004. The decrease in SG&A expenses for the third quarter of 2005 as compared to the third quarter of 2004 is primarily attributable to spending in 2004 related to Engenio’s proposed initial public offering that was not present in 2005.
     The decrease in SG&A expenses from the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 is primarily attributable to spending in 2004 related to Engenio’s proposed initial public offering, separation from LSI and set-up cost of experience centers that was not present in 2005.
     Restructuring of operations and other items: We recorded charges of $100.0 million and $108.7 million in restructuring of operations and other items for the three and nine months ended September 30, 2005, respectively. We recorded charges of $228.6 million and $231.1 million in restructuring of operations and other items for the three and nine months ended September 30, 2004, respectively. These charges were primarily associated with the Semiconductor segment. For a complete discussion of the 2004 restructuring actions, please refer to our Annual Report on Form 10-K for fiscal year 2004.
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
Second quarter of 2005:
     We recorded restructuring charges of approximately $1.7 million, which included the following items. An expense of $0.4 million for the write-down of equipment held for sale to reflect a decline in fair market values. An expense of $0.4 million was recorded to reflect the change in time value of accruals for facility lease termination costs. An additional non-manufacturing facility was consolidated during the second quarter of 2005 and an expense of $0.3 million was recorded as the leased facility ceased being used. An expense of $0.2 million was recorded for severance and termination benefits for 10 employees. An expense of $0.4 million was recorded for facility closure costs related to the Colorado fabrication facility as the expenses were incurred.
Third quarter of 2005:
     We recorded restructuring charges of approximately $100.0 million for the three months ended September 30, 2005 as follows:
     On September 13, 2005, we announced our intention to sell our Gresham, Oregon manufacturing facility as part of our strategy to move to a fabless semiconductor manufacturing model. Accordingly, we recorded $91.1 million in charges directly associated with the decision to sell the manufacturing facility in the third quarter of 2005. The asset impairment charge for the Gresham disposal group was calculated in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and included a charge of $85.2 million for the Gresham facility and $4.8 million in charges for estimated selling costs. The fair market values for the Gresham facility were thoroughly researched and estimated by management. The impairment charges of $85.2 million are non-cash charges and included as a non-cash restructuring item in the third quarter cash flow statements. In addition, we announced workforce reductions for approximately 80 positions in the Gresham facility and recorded a charge of $1.1 million for severance and termination benefits. These actions and related charges are associated with the Semiconductor segment. We are actively marketing the Gresham facility and expect to complete a sale of the facility within the next twelve months.

     An expense of $7.7 million was recorded for changes in sublease assumptions for certain previously accrued facility lease termination costs. In addition, an expense of $0.5 million was recorded to reflect the change in time value of accruals for facility lease termination costs. An expense of $0.5 million was recorded for severance and termination benefits for approximately 17 employees primarily related to the broad-based reorganization that was announced in August of 2005.
     Assets held for sale of $107.3 million and $11.0 million were included as a component of prepaid expenses and other current assets as of September 30, 2005 and December 31, 2004, respectively. During the third quarter of 2005, $98.5 million in assets associated with the Gresham facility and surrounding land were reclassified to assets held for sale. Assets classified as held for sale are not depreciated. The fair values of impaired equipment and facilities were estimated by management. Given that current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that we will realize the current net carrying value of the assets held for sale. We reassess the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary.
     The following table sets forth our restructuring reserves as of September 30, 2005, which are included in other accrued liabilities on the balance sheet:

		Restructuring	Utilized	Restructuring	Utilized	Restructuring	Utilized	Balance
	Balance at	Expense	during Q1,	Expense	during Q2,	Expense	during Q3,	at
(In thousands)	December 31, 2004	Q1, 2005	2005	Q2, 2005	2005	Q3, 2005	2005	September 30, 2005

Write-down of excess assets and decommissioning costs (a)	$1,207	$796	$(1,271)	$429	$(451)	$89,633	$(85,311)	$5,032

Lease terminations (b)	20,065	738	(2,691)	727	(2,674)	8,207	(2,555)	21,817
Facility closure and other exit costs (c)	543	—	(476)	404	(462)	488	(492)	5
Payments to employees for severance (d)	7,408	(1)	(4,250)	160	(1,850)	1,658	(412)	2,713

Total	$29,223	$1,533	$(8,688)	$1,720	$(5,437)	$99,986	$(88,770)	$(29,567)

(a)	The amounts utilized in 2005 reflect $1.2 million of non-cash write-downs of long-lived assets in the U.S. due to impairment and $0.5 million in cash payments to decommission and sell assets. The write-downs of long-lived assets were accounted for as a reduction of the assets and did not result in a liability. The charge of $89.6 million includes the impairment charge for the Gresham facility of $85.2 million, related estimated Gresham facility selling costs of $4.8 million and a credit of $0.4 million of net of other miscellaneous items. The $5.0 million balance as of September 30, 2005, relates to estimates for selling costs for assets held for sale and is expected to be utilized during 2006.

(b)	An expense of $7.7 million was recorded for changes in sublease assumptions for certain previously accrued facility lease termination costs. In addition, an expense of $0.5 million was recorded to reflect the change in time value of accruals for facility lease termination costs. Amounts utilized represent cash payments. The balance remaining for real estate lease terminations will be paid during the remaining terms of these contracts, which extend through 2011.

(c)	An expense of $0.5 million was recorded for facility closure costs related to the Colorado fabrication facility as the expenses were incurred. Amounts utilized represent cash payments. The balance remaining for facility closure and other exit costs will be paid during 2005.

(d)	An expense of $1.1 million was recorded in connection with our decision to sell Gresham facility. An expense of $0.5 million was recorded in connection with our reorganization. Amounts utilized represent cash severance payments to 126 employees during the nine months ended September 30, 2005 for the action announced in the third quarter of 2004.

Amounts utilized also include cash severance payments for 14 employees for the action announced in the third quarter of 2005 during the three months ended September 30, 2005. The balance remaining for severance is expected to be paid by the end of 2005.
     We realized depreciation savings of approximately $0.2 million for the three and nine months ended September 30, 2005 as a result of our decision to sell the Gresham facility. We expect future depreciation savings associated with the decision to sell the Gresham facility to be fully offset by unfavorable manufacturing variances related to decreased future loading of the Gresham facility.
Other Items:
Second quarter of 2005:
     On May 23, 2005, Wilfred J. Corrigan’s status as an employee ceased and in connection with this event, we recorded a charge of $5.3 million. The amount was paid to Mr. Corrigan in the second quarter of 2005 and was made in accordance with Mr. Corrigan’s employment agreement dated September 20, 2001. Mr. Corrigan was our former Chief Executive Officer.
     Amortization of non-cash deferred stock compensation: Amortization of non-cash deferred stock compensation was $1.3 million for the three months ended September 30, 2005, $1.2 million for the three months ended June 30, 2005 and $2.6 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005 and 2004, the amortization of non-cash deferred stock compensation was $4.0 million and $6.4 million, respectively. The acquisitions for which deferred stock compensation and related amortization were recorded consisted primarily of the Accerant transaction in the second quarter of 2004, the Velio transaction in the first quarter of 2004, an acquisition in the fourth quarter of 2002, the acquisition of C-Cube and the RAID business from AMI in 2001 and the acquisition of DataPath in 2000. We have also recorded non-cash deferred stock compensation for restricted common shares issued to our employees, Engenio employees and the non-employee directors of Engenio. We amortize deferred stock compensation ratably over the related vesting periods. Deferred stock compensation is adjusted to reflect forfeitures prior to vesting. At September 30, 2005, the deferred stock compensation that remained was $13.3 million, and is expected to be amortized over the next four years.
     On September 16, 2005, Engenio stock options outstanding were exchanged for LSI’s options under the 1999 Non Statutory Stock Option Plan. The exchange occurred in accordance with the terms of the Engenio Equity Incentive plan, which provided for the automatic exchange of the options in the event it was determined that the Engenio initial public offering was not likely to occur. The Company exchanged options to purchase an aggregate of 3,011,450 shares of Engenio common stock for options to purchase an aggregate of 2,830,763 shares of LSI’s common stock. The exercise price per share of the new options was equal to the fair market value of the Company’s common stock on the grant date. The exchange program resulted in $3.9 million of deferred stock compensation that will amortize on a straight-line basis over the vesting period of the new awards of approximately 3 to 3.5 years. Amortization expense in the third quarter of 2005 was not significant.
     Amortization of intangibles: Amortization of intangible assets was $15.7 million for the third quarter of 2005 as compared to $17.6 million for the second quarter of 2005. The decrease is primarily a result of the certain intangible assets becoming fully amortized during the third quarter of 2005.
     Amortization of intangible assets for the third quarter of 2005 decreased by $3.5 million from $19.2 million for the same period in 2004. For the nine months ended September 30, 2005 and 2004, amortization of intangible assets was $50.9 million and $56.9 million, respectively. Amortization decreased as a result of the write-down during the fourth quarter of 2004 and certain intangible assets becoming fully amortized, offset in part by amortization of intangible assets acquired during the first and second quarters of 2004. As of September 30, 2005, we had approximately $57.5 million of intangible assets, net of accumulated amortization that will continue to amortize.
     Interest expense: Interest expense decreased slightly to $6.1 million in the third quarter of 2005 from $6.3 million in the second quarter of 2005 due to lower average debt balance from the repurchase of $149.7 million of the 2001 Convertible Notes during the second quarter of 2005. Interest expense increased slightly in the third quarter of 2005 from $6.0 million during the same period in 2004. Interest expense increased by $1.1 million to $19.1 million in the first nine months of 2005 from $18.0 million in the same period of 2004. The increase is due to a lower benefit from the amortization of the deferred gain on the previously terminated interest rate swaps, offset in part by a decrease in interest expense due to the repurchase of

$68.5 million of Convertible Notes during the third quarter of 2004 and the additional repurchase during the second quarter of 2005 discussed above.
     Interest income and other, net: Interest income and other, net, was $4.6 million in the third quarter of 2005 as compared to $11.5 million in the second quarter of 2005. Interest income increased to $6.3 million in the third quarter of 2005 from $5.5 million in the second quarter of 2005. The increase in interest income is mainly due to higher returns and higher average cash and short-term investment balances during the third quarter. Other expense, net of $1.7 million in the third quarter of 2005 included a pre-tax loss of $1.5 million on impairment of certain non-marketable available-for-sale equity securities (see Note 5 of the Notes) and other miscellaneous items.
     In the third quarter of 2004, interest income and other, net, was an expense of $0.2 million. Interest income increased by $1.7 million in the third quarter of 2005 from $4.6 million in the same period of 2004. The increase is due to higher returns on our cash and short-term investments. Other expense, net of $4.8 million in the third quarter of 2004 included a net pre-tax gain of $1.8 million on the repurchase of 2001 Convertible Notes, a pre-tax loss of $6.0 million for the impairment of certain marketable and non-marketable available-for-sale equity securities determined by management to be other than temporary and other miscellaneous items.
     Interest income and other, net increased to $21.5 million during the first nine months of 2005 from $17.7 million in the same period of 2004. Interest income increased by $4.3 million to $17.9 million during the first nine months of 2005 from $13.6 million in the same period of 2004. The increase in interest income is mainly due to higher returns on our cash, cash equivalents and short-term investments. Other income, net of $3.6 million in the first nine months of 2005 included a pre-tax gain of $4.1 million on the repurchase of the 2001 Convertible Notes, a pre-tax gain of $2.9 million on sales of certain marketable available-for-sale equity securities in the second quarter of 2005, a pre-tax loss of $1.5 million for the impairment of certain non-marketable available-for-sale equity securities in the third quarter of 2005 as discussed above and other miscellaneous items. Other income, net of $4.1 million in the first nine months of 2004 included a pre-tax gain of $3.0 million associated with our investment in marketable available-for-sale equity securities of a certain technology company that was acquired by another publicly traded technology company during the first quarter of 2004, a pre-tax gain of $5.1 million on sales of certain marketable available-for-sale equity securities in the second quarter of 2004, a pre-tax gain of $1.8 million associated with the repurchase of the 2001 Convertible Notes, a pre-tax loss of $6.0 million on the impairment of certain marketable and non-marketable available-for-sale equity securities and other miscellaneous items.
     Provision for income taxes: During the three and nine months ended September 30, 2005 we recorded income tax expense of $6.3 million and $18.8 million respectively. The expense primarily relates to foreign income taxes. During the three months ended September 30, 2005, we concluded an audit with the Internal Revenue Service for the year ended December 31, 2001, which resulted in an increase to income tax expense of approximately $3.6 million. The increase in expense was partially offset by a $2.5 million release of previously reserved foreign withholding taxes based upon a favorable ruling received from a European country. For the three and nine months ended September 30, 2004, we recorded an income tax expense of $6.0 million and $18.0 million, respectively. The expense primarily relates to foreign income taxes.
     Excluding certain foreign jurisdictions, the future benefit of temporary differences, including operating losses, is not being recognized.
FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
     Cash, cash equivalents and short-term investments increased to $845.0 million as of September 30, 2005, from $814.6 million at December 31, 2004. As described below, the increase is mainly due to net cash inflows from operating activities and net cash outflows from investing and financing activities.
     Working capital. Working capital increased by $85.8 million to $1.1 billion at September 30, 2005, from $969.0 million at December 31, 2004. Working capital for the nine months ended September 30, 2005 was impacted by the following activities:
•	Prepaid expenses and other current assets increased by $92.0 million. The increase is primarily attributable to a $96.2 million increase in other current assets as a result of the reclassification of the Gresham, Oregon manufacturing facility and excess land from Property and Equipment, net to other current assets. We announced our intention to sell the Gresham, Oregon manufacturing facility on September 13, 2005. (See Note 4 of the Notes).
•	Cash, cash equivalents and short-term investments increased by $30.4 million.

•	Accounts receivable increased by $26.4 million. The increase is mainly attributable to higher revenues in the third quarter of 2005 as compared to the fourth quarter of 2004 and the timing of sales in the last month of the third quarter of 2005 as compared to the last month of the fourth quarter of 2004.
     The increase in working capital was offset, in part, by the following:
•	Inventories decreased by $29.8 million to $189.1 million as of September 30, 2005, from $218.9 million as of December 31, 2004. The decline in inventory levels reflects our continued focus on supply chain management.

•	Accrued salaries, wages and benefits increased by $16.0 million primarily due to timing differences in payment of salaries, benefits and performance based compensation.

•	Income taxes payable increased by $9.4 million due to the timing of tax payments made and the income tax provision recorded in the first nine months of 2005.

•	Accounts payable increased by $7.4 million primarily due to the timing of invoice receipt and payments.
     Cash and cash equivalents generated from operating activities. During the nine months ended September 30, 2005, we generated $196.7 million of net cash and cash equivalents from operating activities compared to $64.6 million generated in the same period of 2004. Cash and cash equivalents generated by operating activities for the nine months ended September 30, 2005, were the result of the following:
•	Income before depreciation and amortization, non-cash restructuring and other items, amortization of non-cash deferred stock compensation, loss on write-down of equity securities, gain on sale and exchange of equity securities, gain on repurchase of convertible subordinated notes and gain on sale of property and equipment. The non-cash items and other non-operating adjustments are quantified in our Consolidated Condensed Statements of Cash Flows included in this Form 10-Q; and

•	A net increase in liabilities, offset in part by a net increase in assets including changes in working capital components from December 31, 2004 to September 30, 2005, as discussed above.
     Cash and cash equivalents used in investing activities. Cash and cash equivalents used in investing activities were $52.4 million for the nine months ended September 30, 2005, compared to $73.8 million for the same period of 2004. The investing activities for the nine months ended September 30, 2005 were as follows:
•	Purchases of debt and equity securities available for sale, net of sales and maturities;

•	Purchases of property, equipment and software;

•	Proceeds from the sale of property and equipment; and

•	The receipt of an income tax refund for pre-acquisition tax matters associated with C-Cube Microsystems Inc. C-Cube Microsystems was acquired in May of 2001.
     We expect capital expenditures to be approximately $60 million in 2005. In recent years we have reduced our level of capital expenditures as a result of our focus on establishing strategic supplier alliances with foundry semiconductor manufacturers, which enables us to have access to advanced manufacturing capacity, and reduces our capital spending requirements.

     Cash and cash equivalents used in financing activities. Cash and cash equivalents used in financing activities for the nine months ended September 30, 2005, were $128.2 million as compared to $58.5 million for the same period of 2004. The primary financing activities for the nine months ended September 30, 2005 were as follows:
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
Contractual Obligations
     The following table summarizes our contractual obligations at September 30, 2005, and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments due by period
				After 5
Contractual Obligations	Less than 1 year	1 - 3 years	4 - 5 years	years	Total
	(in millions)
Convertible Subordinated Notes	$—	$271.8	$350.0	$—	$621.8
Operating lease obligations	58.2	54.2	36.1	25.6	174.1
Purchase commitments	275.1	9.9	0.8	—	285.8

Total	$333.3	$335.9	$386.9	$25.6	$1,081.7

Convertible Subordinated Notes
     As of September 30, 2005, we had $271.8 million of Convertible Subordinated Notes due in November 2006 (“2001 Convertible Notes”) and $350.0 million of Convertible Subordinated Notes due in May 2010 (“2003 Convertible Notes”). All of the Convertible Notes are subordinated to all existing and future senior debt and are convertible at the holder’s option, at any time prior to the maturity date of the Convertible Notes, into shares of our common stock. The 2001 and 2003 Convertible Notes have conversion prices of approximately $26.34 per share and $13.42 per share, respectively. The 2001 Convertible Notes are redeemable at our option, in whole or in part, on at least 30 days notice at any time on or after the call date, which is two years before the due date. We cannot elect to redeem the 2003 Convertible Notes prior to maturity. Each holder of the 2001 and 2003 Convertible Notes has the right to cause us to repurchase all of such holder’s convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change to us, which includes a transaction or event such as an exchange offer, liquidation, tender offer, consolidation, merger or combination. Interest is payable semiannually.
     The 2001 Convertible Subordinate Notes will become current in November 2005, as the maturity date is in November 2006. The Notes will be classified as current debt in the Company’s 2005 Annual Report on Form 10-K.
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
     General economic weakness and geopolitical factors may harm our operating results and financial condition. The semiconductor industry is cyclical in nature and is characterized by wide fluctuations in product supply and demand. In the past, the industry has experienced periods of rapid expansion of production capacity followed by periods of significant downturn. Even when the demand for our products remains constant, the availability of additional excess production capacity in the industry created competitive pressures that can degrade pricing levels, which can reduce revenues. In addition, our results of operations are dependent on the global economy. Any geopolitical factors such as terrorist activities, armed conflict or global health conditions, which adversely affect the global economy, may adversely impact our operating results and financial condition. In addition, goodwill and other long-lived assets could be impacted by a further decline in revenues because impairment is measured based upon estimates of future cash flows. These estimates include assumptions about future conditions within our company and industry.
     Our target markets are characterized by rapid technological change. The Semiconductor and Storage Systems segments in which we conduct business are characterized by rapid technological change, short product cycles and evolving industry standards. We believe our future success depends, in part, on our ability to improve on existing technologies and to develop and implement new ones in order to continue to reduce semiconductor chip size and improve product performance and manufacturing yields. We must also be able to adopt and implement emerging industry standards in a timely manner and to adapt products and processes to technological changes. If we are not able to implement new process technologies successfully or to achieve volume production of new products at acceptable yields, our operating results and financial condition may be adversely impacted.
     We operate in highly competitive markets. Our competitors include many large domestic and foreign companies that have substantially greater financial, technical and management resources than we do. Several major diversified electronics companies offer ASIC products and/or other standard products that are competitive with our product lines. Other competitors are specialized, rapidly growing companies that sell products into the same markets that we target. Some of our large customers may develop internal design and production capabilities to manufacture their own products, thereby displacing our products. There is no assurance that the price and performance of our products will be superior relative to the products of our competitors. As a result, we may experience a loss of competitive position that could result in lower prices, fewer customer orders, reduced revenues, reduced gross profit margins and loss of market share.
     We are dependent on a limited number of customers. Our concentrated customer base accounts for a substantial portion of our revenues. For the nine months ended September 30, 2005, IBM and Seagate represented 15% and 11% of our total consolidated revenues, respectively.
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
     The manufacturing facilities we operate are highly complex and require high fixed costs. Our wafer fabrication site is located in Gresham, Oregon. On September 13, 2005 we announced our intention to adopt a fabless manufacturing strategy and to sell the Gresham, Oregon manufacturing facility. We also own our Storage Systems segment manufacturing facility in Wichita, Kansas. The manufacture and introduction of our products is a complicated process. We continually strive to implement the latest process technologies and manufacture products in a clean and tightly controlled environment. We confront challenges in the manufacturing process that require us to:
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
     We engage in acquisitions and alliances giving rise to economic and technological risks. We are continually exploring strategic acquisitions that build upon our existing library of intellectual property, human capital and engineering talent, and increase our leadership position in the markets where we operate. We did not complete any material acquisitions or alliances in the first nine months of 2005. We completed two acquisitions in 2004. Mergers and acquisitions of high-technology companies bear inherent risks. No assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. We must continue manage any growth effectively. Failure to manage growth effectively and to integrate acquisitions could adversely affect our operating results and financial condition.
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
     If our stock price is below the conversion price of our convertible bonds on the date of maturity, they may not convert into equity and we may be required to redeem our outstanding convertible securities for cash. However, in the event they do not convert to equity, we believe that our current cash position and expected future operating cash flows will be adequate to meet these obligations as they mature.
     We may rely on capital and bank markets to provide liquidity. In order to finance strategic acquisitions, capital assets needed in our manufacturing facilities and other general corporate needs, we may rely on capital and bank markets to provide liquidity. As of September 30, 2005, we had convertible notes outstanding of approximately $ 621.8 million. We may need to seek additional equity or debt financing from time to time. Historically, we have been able to access capital and bank markets, but this does not necessarily guarantee that we will be able to access these markets in the future or at terms that are acceptable to us. The availability of capital in these markets is affected by several factors, including geopolitical risk, the interest rate environment and the condition of the economy as a whole. Moreover, any future equity or equity-linked financing may dilute the equity ownership of existing stockholders. In addition, our own operating performance, capital structure and expected future performance impact our ability to raise capital. We believe that our current cash, cash equivalents, short-term investments and future cash provided by operations will be sufficient to fund our needs in the foreseeable future. This includes repaying our existing convertible debt when due. However, if our operating performance falls below expectations, we may need additional funds.
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
     The high technology industry in which we operate is prone to intellectual property litigation. Our success is dependent in part on our technology and other proprietary rights, and we believe that there is value in the protection afforded by our patents, copyright rights and trademarks, or other intellectual property rights. We have a program whereby we actively protect our intellectual property by acquiring patent and other intellectual property rights. However, the industry is characterized by rapidly changing technology and our future success depends primarily on the technical competence and creative skills of our personnel.
     As is typical in the high technology industry, from time to time we have received communications from other parties asserting that certain of our products, processes, technologies or information infringe upon their patent rights, copyrights, trademark rights or other intellectual property rights. We regularly evaluate such assertions. In light of industry practice, we believe, with respect to existing or future claims that any licenses or other rights that may be necessary may generally be obtained on commercially reasonable terms. Nevertheless, there is no assurance that licenses will be obtainable on acceptable terms or that a claim will not result in litigation or other administrative proceedings. Resolution of whether our product or intellectual property has infringed on valid rights held by others could have a material adverse effect on our results of operation or financial position and may require material changes in production processes and products.
     See “Legal Matters” in Note 12 (“Legal Matters”) of the Notes regarding current patent litigation.
     Our manufacturing facilities are subject to disruption. Operations at any of our primary manufacturing facilities may be disrupted for reasons beyond our control, including work stoppages, fire, earthquake, tornado, floods or other natural disasters, which could have a material adverse effect on our results of operation or financial position.
     We depend on independent foundry subcontractors to manufacture a portion of our current products, and any failure to secure and maintain sufficient foundry capacity could materially and adversely affect our business. Outside foundry subcontractors, located in Asia, manufacture a portion of our semiconductor devices in current production. On September 13, 2005, we announced our intention to adopt a fabless manufacturing strategy and to sell the Gresham, Oregon manufacturing facility, which would increase our reliance on foundry subcontractors in the future. In order to minimize the impact of the sale of this facility on our customers, we will expand our relationship with our foundry subcontractors.
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
     We depend on third party subcontractors to assemble, obtain packaging materials for, and test substantially all of our current products. If we lose the services of any of our subcontractors or if these subcontractors are unable to attain sufficient packaging materials, shipments of our products may be disrupted, which could harm our customer relationships and adversely affect our net sales. Third-party subcontractors located in Asia assemble, obtain packaging materials for, and test substantially all of our current products. Because we rely on third-party subcontractors to perform these functions, we cannot directly control our product delivery schedules and quality assurance. This lack of control has in the past resulted, and could in the future result, in product shortages or quality assurance problems that could delay shipments of our products or increase our manufacturing, assembly or testing costs.
     If our third party subcontractors are unable to obtain sufficient packaging materials for our products in a timely manner, we may experience a significant product shortage or delay in product shipments, which could seriously harm our customer relationships and materially and adversely affect our net sales. If any of these subcontractors experiences capacity constraints or financial difficulties, suffers any damage to its facilities, experiences power outages or any other disruption of assembly or testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner. Due to the amount of time that it usually takes us to qualify assemblers and testers, we could experience significant delays in product shipments if we are required to find alternative assemblers or testers for our components. Any problems that we may encounter with the delivery, quality or cost of our products could damage our customer relationships and materially and adversely affect our results of operations. We are continuing to develop relationships with additional third-party subcontractors to assemble and test our products. However, even if we use these new subcontractors, we will continue to be subject to all of the risks described above.
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
     We face uncertainties related to the effectiveness of internal controls. Public companies in the United States are required to review their internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will achieve its stated goal under all potential future conditions, regardless of how remote.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There have been no significant changes in the market risk disclosures during the nine months ended September 30, 2005, as compared to the discussion in Part II, Item 7a of our Annual Report on Form 10-K for the year ended December 31, 2004.
Item 4. Controls and Procedures
     Our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934 as of September 30, 2005. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     In May of 2005, we completed the upgrade of the information systems that we use to accumulate stand-alone financial data used in financial reporting for our majority-owned subsidiary, Engenio. We utilized this new system upgrade to generate financial statements for our fiscal quarter ended September 30 and June 30, 2005. This system upgrade served to enhance our system of internal controls. We believe there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are aware that any system of control, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of this system are met, and that maintenance of disclosure controls and procedures is an ongoing process that may change over time.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     This information is included in Note 12 (“Legal Matters”) of the Notes to the Unaudited Consolidated Condensed Financial Statements, which information is incorporated herein by reference from Item 1 of Part I hereof.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On July 28, 2000, the Company’s Board of Directors authorized a new stock repurchase program in which up to 5 million shares of the Company’s common stock may be repurchased in the open market from time to time. There is no expiration date for the plan. No shares were repurchased under this plan during the first nine months of 2005. There are 3.5 million shares available for repurchase under this plan as of September 30, 2005. The Company did not repurchase shares during the three months ended September 30, 2005.
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

LSI LOGIC CORPORATION (Registrant)

Date: November 14, 2005	By	/s/ Bryon Look

Bryon Look Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS
31.1	Certification of the Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities and Exchange Act Rules 13-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

**	Furnished not filed.