Form 10-K
period 2005-12-31
LSI LOGIC CORP
filed 2006-03-16
CIK 703360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
NONE
(Title of class)
      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
      Large Accelerated Filer ☑          Accelerated Filer ☐          Non-Accelerated Filer ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

      The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on July 1, 2005, as reported on the New York Stock Exchange, was approximately $2,677,795,562. Shares of Common Stock held by each executive officer and director and by each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. In determining the number of shares held by greater than 5% shareholders, the Registrant used the ownership as of December 31, 2004 shown on their Schedules 13G filed in February 2005. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      As of March 14, 2006, the Registrant had 395,454,623 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Parts of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: Proxy Statement for Registrant’s 2006 Annual Meeting of Stockholders to be held on May 11, 2006.
FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including the risk factors set forth below and elsewhere in this Annual Report on Form 10-K. See “Risk Factors” in Part I, Item 1A. Statements made herein are as of the date of the filing of this Form 10-K with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. We expressly disclaim any obligation to update information presented herein, except as may otherwise be required by law.

PART I

Item 1.	Business
General
      LSI Logic Corporation (together with its subsidiaries collectively referred to as “LSI Logic,” “LSI,” or the “Company” and referred to as “we,” “us,” and “our”) designs, develops, and markets complex, high-performance semiconductors and storage systems. In 2005, our operations were organized in four markets: communications, consumer products, storage components and storage systems. On March 6, 2006, we announced our plans to focus our business growth opportunities in the information storage and consumer markets.
      We offer integrated circuit products, board-level products, and software for use in consumer applications, high-performance storage controllers, enterprise hard disk controllers, and systems for storage area networks. Our integrated circuits are also used in a wide range of communication devices.
      We operate in two segments — the Semiconductor segment and the Storage Systems segment — in which we offer products and services for a variety of electronic systems applications. Our products are marketed primarily to original equipment manufacturers (“OEMs”) that sell products to our target markets. The information provided herein has been recast to include the RAID Storage Adapter (“RSA”) business as part of the Storage Systems segment from the Semiconductor segment for all periods presented.
      For the year ended December 31, 2005, revenues from the Semiconductor segment were $1,244 million (65% of total consolidated revenues) and the loss from operations was $26 million. In the Semiconductor segment, we use advanced process technologies and comprehensive design methodologies to design, develop, manufacture and market highly complex integrated circuits (“ICs”). These system-on-a-chip solutions include both custom solutions and standard products. Custom solutions are designed for a specific application defined by the customer, whereas standard products are developed for market applications that we define and are sold to multiple customers. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II.
      For the year ended December 31, 2005, revenues from the Storage Systems segment were $675 million (35% of total consolidated revenues) and the income from operations was $38 million. In the Storage Systems segment, our enterprise storage systems are designed, manufactured and sold by our wholly-owned subsidiary — Engenio Information Technologies, Inc. (“Engenio” or “Storage Systems segment”). Our high-performance, highly scalable open storage area network systems and storage solutions are distributed through leading OEMs and directly to a few selected accounts. Products and solutions distributed through these channels may be sold under the OEM’s label rather than the Engenio brand name. When sold under the Engenio brand, Engenio’s brand may appear alone or in tandem with the OEM’s brand identification. The Storage Systems segment product offerings also include host bus adapters, RAID adapters (“redundant array of independent disks”) and related products and services.

Recent Developments
      On May 23, 2005, Abhijit Y. Talwalkar joined LSI as President and Chief Executive Officer and Wilfred J. Corrigan became the non-executive Chairman of the Board of Directors.
      On September 13, 2005, we announced our intention to sell our Gresham, Oregon manufacturing facility as part of our strategy to transition to a fabless semiconductor manufacturing model. Our new strategy includes the expansion of our working relationships with major foundry partners and the adoption of a roadmap leading to the production of advanced semiconductors utilizing 65-nanometer and below process technology on 300-mm or 12-inch wafers. We are actively marketing the facility and expect to complete a sale of the facility by September 13, 2006, one year from the date of the announcement.
      On March 6, 2006, we announced plans to focus our business on growth opportunities in the information storage and consumer markets, increasing associated research and development investments, while redirecting such investments from non-core areas and ceasing further development of our RapidChip® product platform. Consistent with our increased focus on storage, we also announced the cancellation of the previously postponed initial public offering of our wholly-owned storage systems subsidiary, Engenio Information Technologies, Inc. We also announced the intention to sell our digital signal processing licensing business.
      LSI Logic Corporation was incorporated in California on November 6, 1980, and was reincorporated in Delaware on June 11, 1987. Our principal offices are located at 1621 Barber Lane, Milpitas, California 95035, and our telephone number at that location is (408) 433-8000. Our home page on the Internet is www.lsi.com. The contents of this website are not incorporated in or otherwise to be regarded as part of this annual report on Form 10-K. Copies of this and other annual reports, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports are available free of charge on our website as soon as reasonably practicable after such documents are filed electronically with the Securities and Exchange Commission (“SEC”). Any materials that the Company files with the SEC can be read at the SEC’s website on the Internet at http://www.sec.gov or read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) 732-0330.
Business Strategy
      We plan to focus our business growth opportunities in the information storage and consumer electronics markets.

Semiconductor Business Strategy
      Our objective is to continue our industry leadership in the design, development, and marketing of highly integrated, complex integrated circuits, software, and system-level solutions in the information storage and consumer electronics markets. To achieve this objective, our business strategy includes the following key elements:

•	Target Growth Markets and Customers. We concentrate our sales and marketing efforts on leading OEM customers in our information storage and consumer targeted growth markets. Our engineering expertise is focused on developing technologies that will meet the product and service needs of our customers in order to succeed in these market areas.

•	Promote Highly Integrated Design Technology. We use proprietary and leading third-party electronic design automation, or EDA, software design tools. We continually evaluate and, as appropriate, develop expertise with third-party EDA tools from leading and emerging suppliers of such products.

•	Provide Flexibility in Design Engineering. We engage with customers of our semiconductor products under various arrangements whereby the extent of the engineering support we provide will be determined in accordance with the customer’s requirements. For example, a customer may primarily use its own engineers for substantial development of its product design and retain our support for silicon-specific engineering work. We also enter into engineering design projects, including those on a “turn-key” basis.

•	Deploy a Fabless Semiconductor Manufacturing Model. On September 13, 2005, we announced our intention to sell our Gresham, Oregon manufacturing facility as part of our strategy to transition to a fabless semiconductor manufacturing model. Our new wafer manufacturing strategy includes the expansion of our working relationships with major foundry partners and the adoption of a roadmap leading to the production of advanced semiconductors utilizing 65-nanometer and below process technology on 300-mm or 12-inch wafers. This model enables us to focus on developing innovative intellectual property and products, while reducing capital and operating infrastructure requirements. We perform substantially all of our packaging, assembly and final test operations through subcontractors in Asia.

•	Leverage Alliances with Key Partners. We are continually seeking to establish relationships with key partners in a diverse range of technologies to promote new products, services, operating standards and manufacturing capabilities and to avail ourselves of cost efficiencies that may be obtained through collaborative development.

•	Forge Successful Partnerships with Leading Distribution Partners. Our partner program is designed to effectively market the Company’s host bus adapter product families and integrated circuit products utilizing distribution and reseller partnerships. Such partnerships help us to provide an extended range of customers with the full spectrum of product offerings, services and support needed to enable their success.

•	Develop and Drive Industry Standards to Achieve Market Advantage. We are a leader in developing and promoting important industry standard architectures, functions, protocols and interfaces. We believe that this leadership will enable us to quickly launch new standard-based products, allowing our customers to achieve time-to-market and other competitive advantages.

•	Operate Worldwide. We market our products and engage with our customers on a worldwide basis through direct sales, marketing and field technical staff and through independent sales representatives and distributors. Our network of design centers located in major markets allows us to provide customers with highly experienced engineers, to interact with customer engineering management and system architects, to develop designs for new products and to provide continuing after-sale customer support.

Storage Systems Business Strategy
      Our objective is to be the leading provider to server and storage OEMs of modular disk storage systems and sub-assemblies. We intend to enhance our market position by:

•	Continuing to Innovate and Extend Our Product Offering. We intend to adopt and implement innovative storage system technologies, interfaces, features and customer requirements. In addition, we intend to define, design and develop products that enable our channel customers to offer a broad storage system product line, which incorporates their own intellectual property, to address multiple markets. In this manner, we intend to continue to expand our product offerings in the mid-range markets and further into the entry-level markets.

•	Adding Feature Functionality to Meet Expanding Enterprise Requirements. Implementation and management of storage systems within the enterprise is increasingly complex. To address this increasing complexity, we plan to develop additional premium software management and hardware system features to enhance reliability, data availability and serviceability of our products. We also intend to expand our Engenio Solutions program, which is designed to help our customers rapidly implement our products for specific business applications.

•	Enhancing Interoperability Among Our Products, Our Customers’ Products and Other Leading Enterprise Products. We provide significant value to our channel customers and enterprises by testing and certifying our products with the products of other leading enterprise information technology vendors to ensure broad interoperability and compatibility. We intend to work closely with our channel customers and enterprises to extend and enhance the capabilities of our storage sub-assemblies and storage management software. We also seek to enhance our position in the storage industry by actively participating in a variety of organizations focused on developing standards for emerging technologies and facilitating industry-wide interoperability.

•	Obtaining New Channel Customers. Our channel customers sell storage solutions based on or incorporating our products and technology through their direct sales forces and other channels. We will continue to seek new customers in domestic and international markets in order to expand the total marketing and sales resources that are focused on our products. In this manner, we intend to increase the market addressable by our products.

•	Expanding Our Joint Marketing and Sales Efforts With Existing and New Channel Customers. We seek to add value to our customers’ sales, marketing and support initiatives through the provision of

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

Products and Services

Semiconductor Products
      In our semiconductor components business, we design and develop custom solutions and standard products to customers competing in global storage and consumer markets.
      Custom solutions are semiconductors that are designed for unique, customer-specified applications. Standard products are developed for market applications we define and are targeted to be sold to multiple customers. Both custom solutions and standard products are sold to customers for incorporation into system-level products and may incorporate our intellectual property building blocks.
      Storage Components. Our custom solutions and standard product solutions offered to customers in worldwide storage component markets make possible data transmission and storage between a host computer and peripheral devices such as magnetic and optical disk drives, scanners, printers and disk and tape-based storage systems.

•	Storage Standard Products. Our standard product solutions offer Fibre Channel, Serial-Attached SCSI (“SAS”) and SCSI standard products, including host adapter ICs for motherboard and adapter applications, SCSI and SAS expander ICs, storage adapter boards and our own Fusion-MPTtm software drivers for these product families. We are an industry leader in the on-going development of new storage interface standards and products, including SAS.

•	Storage Custom Solutions. We also offer custom solutions to customers who develop Fibre Channel storage area network (“SAN”) switches and host adapters, storage systems, hard disk drives and tape peripherals. Through leveraging our extensive experience in providing solutions for these applications, LSI Logic has developed a full portfolio of high-speed interface CoreWare that is employed for custom solution platforms that provide a connection to the network, the SAN, memory and host buses. Using these pre-verified interfaces, our customers reduce development risk and achieve quicker time to market. Our CoreWare offerings include the GigaBlaze® high performance SerDes Core supporting Fibre Channel, SATA, Gigabit Ethernet, Infiniband, SAS, Serial RapidIO and PCI-Express industry standards and a family of high-performance Fibre Channel, RapidIO, PCI-E, SAS and SATA protocol controllers.
      Consumer Products. For the consumer market, we offer a broad array of semiconductor products, including both standard products and custom solutions.

•	Consumer Standard Products. We design, develop, manufacture and market semiconductor devices, along with enabling software and reference system designs to enable a variety of digital video and audio applications utilizing our core competency in media processing. We are focused on providing solutions for high-growth applications such as DVD recorders, digital set-top boxes, and a variety of combination products such as DVD recorder / VCR, DVD recorder/ PVR and DVD recorder/digital set-top box as well as broadcast encoders. At the center of our standard product strategy is our industry leading

DoMiNo® architecture. Products based on this flexible architecture provide software programmable, cost effective solutions to our customers in our target markets.

•	Consumer Custom Solutions. We offer system-on-a-chip solutions for consumer applications. We focus on consumer market segments employing our intellectual property portfolio, media processing expertise, system level knowledge, design methodology and turn-key product offerings to provide customized solutions to our customers. We are focused on providing solutions to portable consumer appliances such as digital audio players, portable media players, global positioning systems, edutainment and electronic toys and other emerging multimedia applications utilizing in many cases our newly announced Zeviotm architecture.

      Communications Products. Our highly integrated, high-performance, system-on-a-chip silicon solutions are used in the design of communications equipment. We deliver custom semiconductor solutions to customers who develop devices used for wireless and broadband data networking applications. As noted previously, we announced our intention to focus our business on growth opportunities in the information storage and consumer electronics markets. We will cease further development of our RapidChip product platform. RapidChip customer designs currently under development will continue and are not affected by this action.

Storage Systems or Engenio Products
      We offer a broad line of open, modular storage products comprised of complete systems and sub-assemblies configured from modular components, such as our storage controller modules, disk drive enclosure modules and related management software. The modularity of our products provides channel customers with the flexibility to integrate either our sub-assemblies with third-party components, such as disk drives, or software to form their own storage system products. Our modular product approach allows channel customers to create highly customized storage systems that can then be integrated with value-added software and services and delivered as a complete, differentiated data storage solution to enterprises.
      We design and develop storage systems, sub-assemblies and storage management software that operate within all major open operating systems, including Windows, UNIX and UNIX variants and Linux environments. We test and certify our products, both independently and jointly with our customers, with those of other hardware, networking and software storage vendors to ensure a high level of interoperability and performance. Our products are targeted at a wide variety of data storage applications, including Internet-based applications such as online transaction processing and e-commerce, data warehousing, video editing and post-production and high-performance computing.
      In addition, we offer a wide spectrum of direct-attach RAID solutions, spanning from integrated RAID in our Fusion-MPT storage IC and adapter products and our IDEal software-based RAID products to our MegaRAID® product family. Our MegaRAID products include integrated single-chip RAID on motherboard solutions and a broad family of PCI and PCI Express RAID controller boards featuring ATA, Serial ATA (“SATA”) SCSI and SAS interfaces, along with fully featured software and utilities for robust storage configuration and management.

Semiconductor Design Services
      Our CoreWare design methodology offers a comprehensive design approach for creating custom solutions efficiently, predictably and rapidly. Our CoreWare libraries include high-level intellectual property building blocks created around industry standards. Our CoreWare cells are connected electronically with other memory and logic elements to form an entire system on a single chip.
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
      After completion of the custom design effort, we produce and test prototype circuits for shipment to the customer. We then begin volume production of integrated circuits that have been developed through one or more of the arrangements described above in accordance with the customer’s quantity and delivery requirements.
Marketing and Distribution

Semiconductor Marketing and Distribution
      The highly competitive semiconductor industry is characterized by rapidly changing technology, short product cycles and emerging standards. Our marketing strategy requires that we forecast trends in the evolution of product and technology development. We must then act upon this knowledge in a timely manner to develop competitively priced products offering superior performance. As part of this strategy, we are active in the formulation and adoption of critical industry standards that influence the design specifications of our products. Offering products with superior price and performance characteristics is essential to satisfy the rapidly changing needs of our customers in the dynamic storage and consumer electronics markets.
      Our semiconductor products and design services are primarily sold through our network of direct sales and marketing and field engineering offices located in North America, Europe, Japan and elsewhere in Asia. Our sites are interconnected by means of advanced computer networking systems that allow for the continuous, uninterrupted exchange of information that is vital to the proper execution of our sales and marketing activities. International sales are subject to risks common to export activities, including governmental regulations, geopolitical risks, tariff increases and other trade barriers, and currency fluctuations.
      We rely primarily on direct sales and marketing, but we also work with independent component and commercial distributors and manufacturers’ representatives or other channel partners in North America, Europe, Japan and elsewhere in Asia. Some of our distributors possess engineering capabilities, and design and purchase both custom solutions and standard products from us for resale to their customers. Other distributors focus solely on the sale of standard products. Our agreements with distributors generally grant limited rights to return standard product inventory and we defer revenue for such inventory until the distributor sells the product to a third party.

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
      Our marketing efforts are designed to support our channel customers with programs targeted at developing differentiated go-to-market strategies and increasing sales effectiveness. Depending on the nature of our channel customer engagement, our marketing teams offer various levels of assistance in assessing and analyzing the competitive landscape, defining product strategy and roadmap, developing product positioning and pricing, creating product launch support materials and assisting in closing the sales process. These marketing teams carefully coordinate joint product development and marketing efforts between our customers and us to ensure that we address and effectively target enterprise requirements. We maintain sales and marketing organizations at our headquarters in Milpitas, and also in regional offices in Dallas, Texas; Chicago, Illinois; Houston, Texas; Los Angeles and Irvine, California; New York, New York; Parsippany, New Jersey; Reston, Virginia; and Wichita, Kansas. We also market our products internationally in China, France, Germany, Japan, Sweden, and the United Kingdom.

Customers
      In 2005, International Business Machines Corporation and Seagate Technology accounted for approximately 16% and 11%, respectively, of our consolidated revenues. No other customer accounted for greater than 10% of consolidated revenues. We currently have a highly concentrated customer base as a result of our strategy to focus our marketing and sales efforts on select, large-volume customers. We are therefore dependent on a limited number of customers for a substantial portion of our revenues. The loss of any of our significant customers, any substantial decline in sales to these customers, or any significant change in the timing or volume of purchases by our customers could result in lower revenues and could harm our business, financial condition or results of operations.

Semiconductor Customers
      We seek to leverage our expertise in the fields of consumer and storage components by marketing our products and services predominantly to market leaders. Our current strategic account focus is on large, well-known companies that produce high-volume products incorporating our semiconductors. We recognize that this strategy may result in increased dependence on a limited number of customers for a substantial portion of our revenues. It is possible that we will not achieve anticipated sales volumes from one or more of the customers we focus on. While this could result in lower revenues, we believe this strategy provides us with an opportunity to drive further growth in sales and unit volumes.

Storage Systems Customers
      We deliver products to our markets in the following manner:

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
Manufacturing

Semiconductor Manufacturing
      The semiconductor manufacturing cycle converts a product design from the development stage into an integrated circuit. Manufacturing begins with wafer fabrication, where the design is transferred to silicon wafers through a series of processes, including photolithography, ion implantation, deposition of numerous films and the etching of these various films and layers. Each circuit on the wafer is tested in the wafer sort operation. The good circuits are identified and the wafer is then separated into individual die. Each good die is then assembled into a package using different standards and advanced assembly technologies. This package encapsulates the circuit for protection and allows for electrical connection to the printed circuit board. The final step in the manufacturing process is final test, where the finished devices undergo stringent and comprehensive testing using computer systems.
      The wafer fabrication operation is very complex and costly, and the industry trend has been towards outsourcing all or a portion of this operation to silicon foundries located throughout the world. The Company’s strategy in 2005 was a combination of internal and external fabrication. In 2005, the majority of the Company’s wafers were fabricated internally at our only semiconductor manufacturing facility located in Gresham, Oregon and the remainder of our wafer fabrication was outsourced to a variety of wafer foundries in Taiwan, Japan, China and Malaysia. For the more advanced deep sub-micron technologies, we use a combination of standard foundry process technologies and process technologies jointly developed with our foundry partners. These joint development agreements provide us access to leading edge technology and additional wafer capacity.
      On September 13, 2005, we announced our intention to sell our Gresham facility as part of our strategy to transition to a fabless semiconductor manufacturing model. Our new strategy includes the expansion of our working relationships with major foundry partners and the adoption of a roadmap leading to the production of advanced semiconductors utilizing 65-nanometer and below process technology on 300-mm or 12-inch wafers. We are actively marketing the facility and expect to complete a sale of the facility by September 13, 2006, one year from the date of the announcement.
      Our final assembly and test operations are performed by independent subcontractors in South Korea, Taiwan, the Philippines, Malaysia, Thailand and China. The Company has a long history of outsourcing these operations and can offer a wide range of high-performance packaging solutions for system-on-a-chip designs, including flip chip technology.

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

•	United States Assembly. Our wholly-owned United States manufacturing facility in Wichita, Kansas, assembles and tests complete storage systems and sub-assemblies configured from modular components, such as our storage controller modules and disk drive enclosure modules. ISO-9001 certification at our Kansas manufacturing facility has been maintained since April 1992. This facility has been certified as ISO-9001:2000 compliant since October of 2001. Product quality is achieved through extensive employee training, exhaustive and automated testing and sample auditing. Quality control and measurement is extended through the subcomponent supplier and component manufacturer base with continuous reporting and ongoing qualification programs.

•	European Assembly. We outsource manufacturing in Cork, Ireland, to a Flextronics International Ltd. facility. ISO-9001:2000 certification at the Cork assembly facility has been maintained since December 2001. This facility is capable of the assembly and testing of complete storage systems and sub-assemblies configured from modular components, such as our storage controller modules and disk drive enclosure modules. The site in Ireland was established to provide operational flexibility in meeting surges in demand, to address growing European demand and to serve as a backup site in the event of natural or human-made disasters that could disrupt the operations of our Wichita facility.
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
Competition

Semiconductor Competitors
      The semiconductor industry is intensely competitive and characterized by constant technological change, rapid product obsolescence, evolving industry standards and price erosion. Many of our competitors are larger, diversified companies with substantially greater financial resources. Some of these are also customers who have internal semiconductor design and manufacturing capacity. We also compete with smaller and emerging companies whose strategy is to sell products into specialized markets or to provide only a portion of the products and services that we offer, or, if so, only at reduced prices.
      Our major competitors in the Semiconductor segment include large companies such as Agere Systems, Inc., International Business Machines Corporation, Philips Electronics, N.V., STMicroelectronics, Texas Instruments, Inc. and Toshiba Corporation. Other competitors in strategic markets include Adaptec, Inc., ATI Technologies, Inc., Broadcom Corporation, ESS Technology, Inc., Genesis Microchip, Inc., Intel Corporation, Marvell Technology Group, Ltd., MediaTek Incorporated, NEC Corporation, Pixelworks, Inc., Sunplus Co. Technology Ltd., Samsung Semiconductor, Trident Microsystems, Inc. and Zoran Corporation.
      The principal competitive factors in the semiconductor industry include:

•	design capabilities;

•	differentiating product features;

•	product performance characteristics;

•	time to market;

•	price; and

•	utilization of emerging industry standards.
      It is possible that our competitors will develop other design solutions that could have a material adverse impact on our competitive position. Our competitors may also decide from time to time to aggressively reduce prices of products that compete with our products in order to sell related products or achieve strategic goals. Due to their customized nature, custom solutions are not as susceptible to price fluctuations as standard products. However, strategic pricing by competitors can place strong pricing pressure on our products in certain transactions, resulting in lower selling prices and lower gross profit margins for those transactions.
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

Storage Systems Competitors
      The market for our storage system products is highly competitive, rapidly evolving and subject to changing technology, customer needs and new product introductions. We compete with products from storage system and component providers such as Adaptec, Inc., Dot Hill Systems Corporation, Infortrend Technology Inc., XIOtech Corporation, Xyratex Group Limited and the internal storage divisions of existing and potential channel customers as well as large well-capitalized storage system companies such as EMC Corporation, Hitachi Data Systems and Network Appliance, Inc. We also compete with internally developed products and, indirectly, through our channel customers, with third-party products being sold by major server vendors such as Dell Inc., Hewlett-Packard Company, International Business Machines Corporation and Sun Microsystems, Inc. The competitive factors affecting the market for our storage system products include:

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
      Our ability to remain competitive will depend largely upon our ongoing performance in the areas of product development and customer support. To be successful in the future, we believe that we must respond promptly and effectively to the challenges of technological change and our competitors’ innovations by continually enhancing our product offerings. We must also continue to aggressively recruit and retain employees highly qualified and technically experienced in hardware and software development in order to achieve industry leadership in product development and support.
Patents, Trademarks and Licenses
      We maintain a patent program, and believe that our patents and other intellectual property rights add value to our business. We have filed a number of patent applications and currently hold more than 3,290 issued United States (“U.S.”) patents and additional issued foreign patents, expiring from 2006 to 2024, in both the Semiconductor and the Storage Systems segments combined. In both segments, we also maintain trademarks for our products and services and claim copyright protection for certain proprietary software and documentation. Patents, trademarks and other forms of protection for our intellectual property are important, but we believe our future success principally depends upon the technical competence and creative skills of our employees.
      We continue to expand our portfolio of patents and trademarks. We offer a staged incentive to employees to identify, document and submit invention disclosures. We have developed an internal review procedure to maintain a high level of disclosure quality and to establish criteria, priorities and plans for filings both in the U.S. and abroad. The review process is based solely on engineering, business, legal and management judgment, with no assurance that a specific filing will issue or, if issued, will deliver any lasting value to us. There is no assurance that the rights granted under any patent will provide competitive advantages to us or will be adequate to protect our innovations, products or services. Moreover, the laws of certain countries in which our products are or may be manufactured or sold may not protect our products and intellectual property rights to the same extent as the U.S. legal system.
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
      Please see Item 3, “Legal Proceedings,” for information regarding pending patent litigation against the Company. Please also refer to the additional risk factors set forth in the Risk Factors section and Note 12 of the Notes to the Consolidated Financial Statements (“Notes”) for additional information.
Research and Development
      Our industry is characterized by rapid changes in intellectual property. We must continue to improve our existing intellectual property and products and to develop new ones in a cost-effective manner to meet changing customer requirements and emerging industry standards. If we are not able to successfully introduce new intellectual property and products, or to achieve volume production of products, there could be a material adverse impact on our operating results and financial condition.
      On March 6, 2006, we announced plans to focus our business on growth opportunities in the information storage and consumer markets, increasing associated research and development (“R&D”) investments, while redirecting R&D from non-core areas. We will cease further development of our RapidChip product platform. RapidChip customer designs currently under development will continue and are not affected by this action.
      We operate the majority of our R&D facilities in Arizona, California, Colorado, Georgia, Kansas, Maryland, Minnesota, Oregon and Texas. Internationally, we also have facilities in Canada, China, Dubai, Germany, India, Russia, Taiwan, and the United Kingdom. During 2005, we significantly expanded capabilities in India. The following table shows our expenditures on research and development activities for each of the last three fiscal years (in thousands).

		Percent of
Year	Amount	Revenue

2005	$397,312	21%
2004	$421,516	25%
2003	$432,695	26%
      R&D activities primarily consist of materials expenses, salaries and related costs of employees engaged in ongoing research, design and development activities and subcontracting costs.

Working Capital
      Information regarding our working capital practices is incorporated herein by reference from Item 7 of Part II hereof under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Financial Condition, Capital Resources and Liquidity.”
Financial Information about Segments and Geographic Areas
      The information is included in Note 4 (“Segment and Geographic Information”) of the Notes, which information is incorporated herein by reference from Item 8 of Part II.
      For a discussion of various risks attendant to foreign operations, see (1) “Risk Factors” in Part I, Item 1A, in particular, “We are exposed to fluctuations in foreign currency exchange rates,” “We procure parts and raw materials from a limited number of domestic and foreign sources,” and “We are increasingly exposed to various legal, business, political and economic risks associated with our international operations,” and (2) the section in Part II, Item 7A, entitled “Foreign Currency Exchange Risk.” This information is incorporated herein by reference.
Environmental Regulation
      Federal, state and local regulations, in addition to those of other nations, impose various environmental controls on the use and discharge of certain chemicals and gases used in semiconductor and storage product processing. Our facilities have been designed to comply with these regulations through the implementation of environmental management systems. However, increasing public attention has been focused on the environmental impact of electronics and semiconductor manufacturing operations. While to date we have not experienced any material adverse impact on our business from environmental regulations, such regulations might be adopted or amended so as to impose expensive obligations on us in the future. In addition, violations of environmental regulations or impermissible discharges of hazardous substances could result in:

•	the need for additional capital improvements to comply with such regulations or to restrict discharges;

•	liability to our employees and/or third parties; and/or

•	business interruptions as a consequence of permit suspensions or revocations or as a consequence of the granting of injunctions requested by governmental agencies or private parties.
Employees
      As of December 31, 2005, we had 4,322 full-time employees.
      Our future success depends upon the continued service of our key technical and management personnel and on our ability to continue to attract and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the development of new products and processes. We currently have favorable employee relations, but the competition for technical personnel is intense, and the loss of key employees or the inability to hire such employees when needed could have a material adverse impact on our business and financial condition.
Seasonality
      The Company’s business is largely focused on the information technology and consumer products markets. Due to seasonality in these markets, the Company typically expects to see stronger growth in the last two quarters of the year.

Item 1A.	Risk Factors.
      We are subject to a number of risks. Some of these risks are endemic to the semiconductor industry and are the same or similar to those disclosed in our previous SEC filings, and some new risks may arise in the future. The reader should carefully consider all of these risks and other information in this Form 10-K before investing in us. The fact that certain risks are endemic to the high-technology industry does not lessen the significance of these risks.
      As a result of theses risks, our business, financial conditions or results of operations could be materially and adversely affected. This could cause the trading price of our common stock to decline, and stockholders might lose some or all of their investment.
      Please consider these risk factors when you read “forward-looking” statements elsewhere in this Form 10-K and in the documents incorporated herein by reference. Forward-looking statements are statements that relate to our expectations for future events and time periods. Generally, the words, “anticipate,” “expect,” “intend” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and actual results could differ materially from those anticipated in the forward-looking statements.
      General economic weakness and geopolitical factors may harm our operating results and financial condition. The semiconductor industry is cyclical in nature and is characterized by wide fluctuations in product supply and demand. In the past, the industry has experienced periods of rapid expansion of production capacity followed by periods of significant downturn. Even when the demand for our products remains constant, the availability of additional excess production capacity in the industry creates competitive pressures that can degrade pricing levels, which can reduce revenues. In addition, our results of operations are dependent on the global economy. Any geopolitical factors such as terrorist activities, armed conflict or global health conditions, which adversely affect the global economy, may adversely impact our operating results and financial condition. In addition, goodwill and other long-lived assets could be impacted by a decline in revenues because impairment is measured based upon estimates of future cash flows. These estimates include assumptions about future conditions within our company and industry.
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
      We operate in highly competitive markets. Our competitors include many large domestic and foreign companies that have substantially greater financial, technical and management resources than we do. Several major diversified electronics companies offer custom solutions and/or other standard products that are competitive with our product lines. Other competitors are specialized, rapidly growing companies that sell products into the same markets that we target. Some of our large customers may also design and manufacture products that compete with our products. There is no assurance that the price and performance of our products will be superior relative to the products of our competitors. As a result, we may experience a loss of competitive position that could result in lower prices, fewer customer orders, reduced revenues, reduced gross profit margins and loss of market share.
      We are dependent on a limited number of customers. A limited number of customers account for a substantial portion of our revenues. International Business Machines Corporation and Seagate Technology represented approximately 16% and 11%, respectively, of our total consolidated revenues for the year ended December 31, 2005.

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
      The manufacturing facilities we operate are highly complex and require high fixed costs. Our only wafer fabrication site is located in Gresham, Oregon. On September 13, 2005, we announced our intention to adopt a fabless manufacturing strategy and to sell our wafer fabrication facility located in Gresham. We also own our Storage Systems segment manufacturing facility in Wichita, Kansas. The manufacture and introduction of our products is a complicated process. We continually strive to implement the latest process technologies and manufacture products in a clean and tightly controlled environment. We confront challenges in the manufacturing process that require us to:

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
      We procure parts and raw materials from a limited number of domestic and foreign sources. We do not maintain an extensive inventory of parts and materials for manufacturing. We purchase a portion of our requirements for parts and raw materials from a limited number of sources, primarily from suppliers in Japan and their U.S. subsidiaries, and we obtain other material inputs on a local basis. There is no assurance that, if we have difficulty in obtaining parts or materials in the future, alternative suppliers will be available, or that these suppliers will provide parts and materials in a timely manner or on favorable terms. As a result, we may be adversely affected by delays in product shipments. If we cannot obtain adequate materials for manufacture of our products or if such materials are not available at reasonable prices, there could be a material adverse impact on our operating results and financial condition.
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
      We engage in acquisitions and alliances giving rise to financial and technological risks. We are continually exploring strategic acquisitions that build upon our existing library of intellectual property, human capital and engineering talent, and increase our leadership position in the markets where we operate. We did not complete any material acquisitions or alliances in 2005. We completed two acquisitions in 2004. Mergers and acquisitions of high-technology companies bear inherent risks. No assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. We must continue to manage any growth effectively. Failure to manage growth effectively and to integrate acquisitions could adversely affect our operating results and financial condition.
      In addition, we intend to continue to make investments in companies, products and technologies through strategic alliances. Investment activities often involve risks, including the need to acquire timely access to needed capital for investments related to alliances and to invest in companies and technologies that contribute to the growth of our business.
      On September 13, 2005, we announced our intention to sell our Gresham, Oregon manufacturing facility as part of our strategy to transition to a fabless semiconductor manufacturing model. Our new strategy includes the expansion of our working relationships with major foundry partners and the adoption of a roadmap leading to the production of advanced semiconductors utilizing 65-nanometer and below process technology on 300-mm or 12-inch wafers. We are actively marketing the facility and expect to complete a sale of the facility by September 13, 2006, one year from the date of the announcement.
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
      We may rely on capital and bank markets to provide liquidity. In order to finance strategic acquisitions, capital assets needed in our manufacturing facilities and other general corporate needs, we may rely on capital and bank markets to provide liquidity. As of December 31, 2005, we had convertible notes outstanding of approximately $622 million. We may need to seek additional equity or debt financing from time-to-time. Historically, we have been able to access capital and bank markets, but we may not be able to access these markets in the future or on terms that are acceptable to us. The availability of capital in these markets is affected by several factors, including geopolitical risk, the interest rate environment and the condition of the economy as a whole. Moreover, any future equity or equity-linked financing may dilute the equity ownership of existing shareholders. In addition, our own operating performance, capital structure and expected future performance impact our ability to raise capital. We believe that our current cash, cash equivalents, short-term investments and future cash provided by operations will be sufficient to fund our needs in the foreseeable future. This includes repaying our existing convertible debt when due. However, if our operating performance falls below expectations, we may need additional funds.
      We design and develop highly complex semiconductors and storage systems. As technology advances to smaller geometries, there are increases in the complexity, time and expense associated with the design, development and manufacture of semiconductors. We must incur substantial research and development costs to confirm the technical feasibility and commercial viability of any products that in the end may not be successful. Therefore, we cannot guarantee that any new semiconductor products will result in market acceptance.

      The high technology industry in which we operate is prone to intellectual property litigation. Our success is dependent in part on our technology and other proprietary rights, and we believe that there is value in the protection afforded by our patents, copyright rights, trademarks and other intellectual property rights. We have a program whereby we actively protect our intellectual property by acquiring patent and other intellectual property rights. However, the industry is characterized by rapidly changing technology and our future success depends primarily on the technical competence and creative skills of our personnel.
      As is typical in the high technology industry, from time to time we have received communications from other parties asserting that certain of our products, processes, technologies or information infringe upon their patent rights, copyrights, trademark rights or other intellectual property rights. We regularly evaluate such assertions. In light of industry practice, we believe, with respect to existing or future claims that any licenses or other rights that may be necessary may generally be obtained on commercially reasonable terms. Nevertheless, there is no assurance that licenses will be obtainable on acceptable terms or that a claim will not result in litigation or other administrative proceedings. Resolution of whether our product or intellectual property has infringed on valid rights held by others could have a material adverse effect on our results of operations or financial position and may require material changes in production processes and products.
      See “Legal Matters” in Note 12 (“Legal Matters”) of the Notes regarding current patent litigation.
      We may not be able to adequately protect or enforce our intellectual property rights, which could harm our competitive position. Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes. We hold more than 3,290 U.S. patents. However, we cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. We may not have foreign patents or pending applications corresponding to our U.S. patents and applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Some or all of our patents have in the past been licensed and likely will in the future be licensed to certain of our competitors through cross-license agreements.
      Certain of our software (as well as that of our customers) may be derived from so-called “open source” software that is generally made available to the public by its authors and/or other third parties. Such open source software is often made available to us under licenses, such as the GNU General Public License, or GPL, which impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public, and/or license such derivative works under a particular type of license, rather than the forms of license customarily used to protect our intellectual property. While we believe we have complied with our obligations under the various applicable licenses for open source software, in the event the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work. With respect to our proprietary software, we generally license such software under terms that prohibit combining it with open source software as described above. Despite these restrictions, parties may combine our proprietary software with open source software without our authorization, in which case we might nonetheless be required to release the source code of our proprietary software.
      Our manufacturing facilities are subject to disruption. Operations at any of our primary manufacturing facilities may be disrupted for reasons beyond our control, including work stoppages, fire, earthquake, tornado, floods or other natural disasters, which could have a material adverse effect on our results of operation or financial position.

      We have announced our intention to sell our semiconductor fabrication facility and to become entirely dependent on independent foundry subcontractors to manufacture a portion of our current product; accordingly, any failure to secure and maintain sufficient foundry capacity could materially and adversely affect our business. Outside foundry subcontractors, located in Asia, manufacture a portion of our semiconductor devices in current production. On September 13, 2005, we announced our intention to adopt a fabless manufacturing strategy and to sell our wafer fabrication facility located in Gresham, Oregon. A fabless manufacturing strategy will make us completely dependent on foundry subcontractors upon the completion of the sale of the Gresham facility.
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
      We depend on third-party subcontractors to assemble, obtain packaging materials for, and test substantially all of our current semiconductor products. If we lose the services of any of our subcontractors or if these subcontractors are unable to attain sufficient packaging materials, shipments of our products may be disrupted, which could harm our customer relationships and adversely affect our revenues. Third-party subcontractors located in Asia assemble, obtain packaging materials for, and test substantially all of our current semiconductor products. Because we rely on third-party subcontractors to perform these functions, we cannot directly control our product delivery schedules and quality assurance. This lack of control has in the past resulted, and could in the future result, in product shortages or quality assurance problems that could delay shipments of our products or increase our manufacturing, assembly or testing costs.
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
      We depend on third-party subcontractors to manufacture all of our current board products. Third-party subcontractors manufacture all of our current board products. Because we rely on third-party subcontractors to perform this function, we cannot directly control our product delivery schedules and quality assurance. This lack of control has in the past resulted, and could in the future result, in product shortages or quality assurance problems that could delay shipments of our products or increase our manufacturing, assembly or testing costs.
      If our third-party subcontractors are unable to manufacture our products in a timely manner, we may experience a significant product shortage or delay in product shipments, which could seriously harm our customer relationships and materially and adversely affect our net sales. If any of these subcontractors experiences capacity constraints or financial difficulties, suffers any damage to its facilities, experiences power outages or any other disruption of manufacturing capacity, we may not be able to obtain alternative manufacturing services in a timely manner. Due to the amount of time that it usually takes us to qualify manufacturers, we could experience significant delays in product shipments if we are required to find alternatives. Any problems that we may encounter with the delivery, quality or cost of our products could damage our customer relationships and materially and adversely affect our results of operations. We are continuing to develop relationships with additional third-party manufacturers for our products. However, even if we use these new subcontractors, we will continue to be subject to all of the risks described above.
      We are increasingly exposed to various legal, business, political and economic risks associated with our international operations. We currently obtain a substantial portion all of our manufacturing, and all of our assembly and testing services from suppliers located outside the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. We also undertake design and development activities in Canada, China, Dubai, Germany, India, Russia, Taiwan, and the United Kingdom. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The recent war in Iraq and the lingering effects of terrorist attacks in the United States and abroad, the resulting heightened security and the increasing risk of extended international military conflicts may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many other inherent risks, including but not limited to:

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
      We must attract and retain key employees in a highly competitive environment. In May 2005, Abhijit Y. Talwalkar joined us as President and Chief Executive Officer. Mr. Talwalkar succeeded Wilfred J. Corrigan, whose status as an employee ceased as of May 2005. On February 13, 2006, Mr. Corrigan notified the Company that he will not stand for reelection to the Company’s board of directors (the “Board”) at its next annual stockholder’s meeting to be held on May 11, 2006. Mr. Corrigan currently serves as the chairman of the Board, and will continue to serve in that capacity through the end of his current term. The Board will elect a new chairperson at that time.
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
      We expect that the adoption of Statement of Financial Accounting Standard No. 123 (Revised 2004), entitled “Share-Based Payment” (“SFAS No. 123R”), effective for the periods commencing after December 31, 2005, will have a significant impact on our reported results as described under “Recent Accounting Pronouncements.” Because the factors that will affect compensation expense we incur due to the adoption of SFAS No. 123R are unknown, the impact on our operating results at the point of adoption, or in the future, cannot be determined. Changes in these or other rules, or modifications to our current practices, may have a significant adverse effect on our reported operating results or in the way in which we conduct our business in the future.
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
      Although our management has determined, and our independent public accounting firm has attested, that our internal controls were effective as of December 31, 2005, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.
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

Item 1B.	Unresolved Staff Comments
      Not applicable.

Item 2.	Properties
      The Company leases approximately 527,000 square feet of real property in Milpitas, California for its corporate headquarters, administration and engineering offices. These leases expire from 2010 to 2014.
      The Company owns the land and buildings housing its 588,000 square foot manufacturing facilities for the Semiconductor segment in Gresham, Oregon. The Company has announced its intention to sell this facility by September 13, 2006, one year from the date of the announcement. The Company also owns the land and buildings housing sales and engineering offices in Fort Collins and Colorado Springs, Colorado, and owns the logistics center in Tsuen Wan, Hong Kong.
      In the Storage Systems segment, the Company owns the manufacturing and executive offices site in Wichita, Kansas, which includes approximately 330,000 square feet of space, and leases a facility in Boulder, Colorado, which consists of approximately 45,000 square feet.
      The Company also maintains leased executive offices, design centers and sales offices in Norcross, Georgia, Bracknell, United Kingdom and Tokyo, Japan. In addition, the Company maintains leased sales and engineering offices, regional office space for its field sales, marketing and design center offices for both its Semiconductor segment and its Storage Systems segment at various other locations in North America, Europe, Japan, China, India, Dubai, Canada, and Russia (See Note 12 of the Notes.)
      We believe that our existing facilities and equipment are well maintained, in good operating condition, suitable for our operations and are adequate to meet our current requirements.

Item 3.	Legal Proceedings
      This information is included in Note 12 (“Legal Matters”) of the Notes, which information is incorporated herein by reference from Item 8 of Part II hereof.

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable.
Executive Officers of the Company
      The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows. Their ages are as of December 31, 2005.

Name	Age	Position

Abhijit Y. Talwalkar	41	President and Chief Executive Officer
Philip G. Brace	35	Senior Vice President, Corporate Planning and Marketing
Philip W. Bullinger	41	Senior Vice President, Engenio Storage Group
Donald J. Esses	54	Executive Vice President, Worldwide Operations
Jon R. Gibson	58	Vice President, Human Resources
Bryon Look	51	Executive Vice President and Chief Financial Officer
Umesh Padval	48	Executive Vice President, Consumer Products Group
David G. Pursel	60	Vice President, General Counsel and Corporate Secretary
D. Jeffrey Richardson	40	Executive Vice President, Custom Solutions Group
Flavio Santoni	47	Senior Vice President, Worldwide Sales
Frank A. Tornaghi	51	Executive Vice President, Worldwide Sales
William J. Wuertz	48	Senior Vice President, Storage Components Group
Joseph M. Zelayeta	59	Executive Vice President, Corporate Initiatives
      Mr. Talwalkar was appointed LSI Logic President and Chief Executive Officer, and elected to the Company’s Board of Directors in May 2005. Prior to joining the Company, Mr. Talwalkar was employed by Intel Corporation, a microprocessor manufacturer, most recently as Corporate Vice President and Co-general Manager of the Digital Enterprise Group, from January 2005 until he joined the Company in May 2005. Previously, from May 2004 to January 2005 he served as Vice President and General Manager for Intel’s Enterprise Platform Group. Prior to this role, from April 2002 to May 2004, he served as Vice President and General Manager of Intel’s Platform Products Group, within Intel’s Enterprise Platform Group. Mr. Talwalkar served as Vice President and Assistant General Manager of Intel’s Enterprise Platform Group

from June 2001 to March 2002. Prior to this position, Mr. Talwalkar held the position of Vice President and General Manager of the Enterprise Platform and Service Division of Intel.
      Philip G. Brace joined the Company in August 2005 as Senior Vice President, Corporate Planning and Marketing. He joined the Company from Intel Corporation, a microprocessor manufacturer, where from November 2004 until his departure from Intel in August 2005, he served as General Manager of Sever Platforms Group Marketing within the Digital Enterprise Group. Mr. Brace joined Intel in 1993, holding marketing, sales, and applications engineering positions in both silicon and systems products. From April 2004 to November 2004, he served as Director of Volume Platform Marketing within Intel’s Enterprise Platform Group. Prior to this role, he served as Director of marketing for the Enterprise Platforms and Services Division within Intel’s Enterprise Platform Group from October 2001 until April 2004. From February 1999 to October 2001 he was Director of Marketing for the Fabric Components Division within Intel’s Enterprise Platform Group.
      Philip W. Bullinger joined LSI Logic in 1998 as part of the Symbios, Inc. acquisition and served as Director of Product Development until August 2001. Symbios was a storage company. From September 2001, he has served as Vice President and General Manager of LSI Logic’s RAID Storage Adapters division. In August 2005, Mr. Bullinger was promoted to his current position.
      Donald J. Esses was named Executive Vice President, Worldwide Operations in December 2003. He joined the Company in 1983 and has held management positions in process and product engineering. From July 1994 to November 2000, Mr. Esses held the position of Vice President, U.S. Manufacturing. From November 2000 to December 2003, he was Vice President of Supply Chain Management.
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
      Umesh Padval was named Executive Vice President, Consumer Products in August 2004. He served as Senior Vice President and General Manager for LSI Logic’s Broadband Entertainment Division, a position he held since June 2001, when LSI Logic acquired C-Cube Microsystems Inc. Mr. Padval served as the Chief Executive Officer of C-Cube from May 2000 until June 2001, and President of C-Cube’s semiconductor division from 1998 to 2000. Prior to joining C-Cube, Mr. Padval was Senior Vice President and General Manager of the Consumer Digital Entertainment and Computing Products Divisions at VLSI Technology, Inc.
      David G. Pursel serves as Vice President, General Counsel and Corporate Secretary. He was named to this position in June 2000. Mr. Pursel joined LSI Logic in February 1996 as Associate General Counsel, Chief Intellectual Property Counsel and Assistant Secretary.
      D. Jeffrey Richardson joined the Company in June 2005 as Executive Vice President, Customs Solutions Group. He joined Intel Corporation, a microprocessor manufacturer, in November 1992, where he held a variety of management positions. From February 2005 until his departure from Intel in June 2005, he served as Vice President of the Digital Enterprise Group and General Manager of the Server Platform Group. Earlier, from June 2001 to January 2005, Mr. Richardson was General Manager of Intel’s Enterprise Platforms and Services Division.
      From January 1999 to June 2001, he was Director of Product Development of Intel’s Enterprise Platforms and Services Division.

      Flavio Santoni has directed the management of sales, marketing, distribution and customer support for products developed by the Engenio Storage Group since August 2005. Mr. Santoni joined Engenio in February 2001 as Vice President of Worldwide Sales, Marketing and Support and was promoted to Senior Vice President of Worldwide Sales, Marketing and Customer Support in 2003. Prior to working at LSI Logic, Mr. Santoni served as Chief Operating Officer and Executive Vice President of Sales and Marketing for Sutmyn Storage Corporation from July 1997 to January 2001.
      Frank A. Tornaghi was named Executive Vice President, Worldwide Sales in July 2001. Since joining the Company in 1984, Mr. Tornaghi has held several management positions in sales at LSI Logic and was named a vice president in 1993. He served as Vice President, North America Sales, from May 1993 to July 2001.
      Prior to his promotion to his current position of Senior Vice President, Storage Components Group, in August 2005, William J. Wuertz was Senior Vice President and General Manager of LSI Logic’s Storage Standard Products division, a position he held since joining the Company in 1998 as part of the Symbios, Inc. acquisition. Symbios was a storage company.
      Joseph M. Zelayeta was named Executive Vice President, Corporate Initiatives in August of 2005. He served as Executive Vice President ASIC Technology and Methodology from December 2003 to August 2005, and as Executive Vice President, Worldwide Operations from September 1997 to December 2003. Mr. Zelayeta joined LSI Logic in 1981 and has held various management positions with the Company, including Senior Vice President of U.S. Manufacturing and General Manager Gresham Operations, Vice President of Research and Development and Vice President of U.S. Operations.
      There are no family relationships among any executive officers and directors.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our stock trades on the New York Stock Exchange (“NYSE”) under the symbol “LSI.” The Company’s Chief Executive Officer has certified to the NYSE that he is unaware of any violation by the Company of the NYSE’s corporate governance listing standards. On June 13, 2005, the Company submitted its Annual CEO Certification as required by Section 303A(12a) of the NYSE Listed Company Manual. The high and low closing sales prices for the stock for each full quarterly period within the two most recent fiscal years as reported on the NYSE are:

	2005 High – Low	2004 High – Low

First Quarter	$6.47 – 5.02	$11.45 – 8.64
Second Quarter	$8.69 – 5.11	$9.91 – 7.15
Third Quarter	$10.48 – 9.12	$6.80 – 4.03
Fourth Quarter	$9.91 – 7.70	$5.81 – 4.27

Year	$10.48 – 5.02	$11.45 – 4.03

      At March 14, 2006, there were 3,320 owners of record of our common stock.
      We have never paid cash dividends on our common stock. It is presently our policy to reinvest our earnings, and we do not anticipate paying any cash dividends to stockholders in the foreseeable future.

Equity Compensation Plan Information
As of December 31, 2005

(c)
	(a)	(b)	Number of
	Number of	Weighted-	Securities Remaining
	Securities to be	Average	Available for Future
	Issued upon	Exercise Price	Issuance Under
	Exercise of	of Outstanding	Equity Compensation
	Outstanding	Options,	Plans (Excluding
	Options, Warrants	Warrants	Securities Reflected
Plan Category	and Rights	and Rights	in Column (a))

Equity compensation plans approved by security holders(1)	33,346,241	$14.24	49,467,728
Equity compensation plans not approved by security holders(2)	39,647,411	$11.55	14,400,734

Total	72,993,652	$12.78	63,868,462

(1)	Equity compensation plans approved by security holders are the following:

(i)	The Employee Stock Purchase Plan, amended and restated (“US ESPP”), under which rights are granted to LSI Logic employees in the United States to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of a 12-month offering period or the end of each six-month purchase period within such an offering period. There are 10,906,846 shares remaining available for future issuance under this plan. The US ESPP includes an annual replenishment calculated at 1.15% of the Company’s common stock issued and outstanding at the fiscal year end less the number of shares available for future grants under the US ESPP. No shares have been added to the US ESPP from the annual replenishment since January 2001.

(ii)	The 2003 Equity Incentive Plan was approved by stockholders in May 2003. Under this plan, the Company may grant stock options or restricted stock to employees, officers and consultants. There are 6,154,516 shares remaining available for future issuance under this plan, including 2,375,185 shares reserved for restricted stock awards that have been granted, but will not be issued until the awards have vested. Stock options will have an exercise price that is no less than the fair market value of the stock on the date of grant. The term of each option or restricted stock award is determined by the Board of Directors and for option grants on or after February 12, 2004, will generally be seven years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant. Restricted stock awards may be granted with the vesting requirements determined by the Board of Directors.

(iii)	Under the 1991 Equity Incentive Plan the Company may grant stock options to employees, officers and consultants, with an exercise price that is no less than the fair market value of the stock on the date of grant. The term of each option is determined by the Board of Directors and has generally been ten years. For options granted on or after February 12, 2004, the term of the options will generally be seven years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant. With respect to shares previously approved by stockholders, no incentive stock options may be granted under this plan after March 2001.

(iv)	Under the 1995 Director Option Plan new directors receive an initial grant of 30,000 options to purchase shares of common stock and directors receive subsequent automatic grants of 30,000 options to purchase shares of common stock each year thereafter. The initial grants vest in annual increments of 25% per year, commencing one year from the date of grant. Subsequent option grants become exercisable in full six months after the grant date. The term of each option is ten years. The exercise price of the options granted is equal to the fair market value of the stock on the date of grant.

(2)	Equity compensation plans not previously approved by security holders are the following:

(i)	An aggregate of 5,678,908 options with a weighted-average exercise price of $11.81 per share are outstanding that were assumed in acquisitions. No further options may be granted under these assumed plans.

(ii)	A total of 316,042 shares of common stock were reserved under the 2001 Supplemental Stock Issuance Plan, of which 14,830 shares remain available for future issuance. Shares of common stock may be issued under this plan pursuant to share right awards, which entitle the recipients to receive those shares upon the satisfaction of the following service requirements: 20% of the shares subject to an award will be issued upon completion of three months of continuous service measured from the award date, an additional 30% of the shares will be issued upon completion of 12 months of continuous service measured from the award date and the remaining 50% of the shares will be issued upon completion of 24 months of continuous service measured from the award date.

(iii)	Under the 1999 Nonstatutory Stock Option Plan the Company may grant stock options to its employees, excluding officers, with an exercise price that is no less than the fair market value of the stock on the date of grant. The term of each option is determined by the Board of Directors and has generally been ten years. For options granted on or after February 12, 2004, the term of the options will be seven years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant.

(iv)	Under the International Employee Stock Purchase Plan rights are granted to LSI Logic employees (excluding executive officers) outside of the United States to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of a 12-month offering period or the end of each six-month purchase period within such an offering period. There are 1,134,789 shares remaining available for future issuance under this plan, of which 1,000,000 shares were added to the plan by stockholder approval in 2004.
      On July 28, 2000, the Company’s Board of Directors authorized a stock repurchase program in which up to 5 million shares of the Company’s common stock may be repurchased in the open market from time to time. There is no expiration date for the plan. No shares were repurchased under this plan during 2005. There are 3.5 million shares available for repurchase under this plan as of December 31, 2005.

Item 6.	Selected Financial Data
Five-Year Consolidated Summary

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)
Revenues	$1,919,250	$1,700,164	$1,693,070	$1,816,938	$1,784,923
Cost of revenues	1,086,814	964,556	1,015,865	1,122,696	1,160,432
Additional excess inventory and related charges	—	—	—	45,526	210,564

Total cost of revenues	1,086,814	964,556	1,015,865	1,168,222	1,370,996

Gross profit	832,436	735,608	677,205	648,716	413,927
Research and development	397,312	421,516	432,695	457,351	503,108
Selling, general and administrative	235,933	243,498	234,156	230,202	307,310
Acquired in-process research and development	—	—	—	2,920	96,600
Restructuring of operations and other items, net	119,052	423,444	180,597	67,136	219,639
Amortization of non-cash deferred stock compensation	5,449	8,449	26,021	77,303	104,627
Amortization of intangibles	62,484	75,050	76,352	78,617	188,251

Income/(loss) from operations	12,206	(436,349)	(272,616)	(264,813)	(1,005,608)
Interest expense	(25,283)	(25,320)	(30,703)	(51,977)	(44,578)
Interest income and other, net	34,000	22,170	18,933	26,386	19,831

Income/(loss) before income taxes and minority interest	20,923	(439,499)	(284,386)	(290,404)	(1,030,355)
Provision for/ (benefit from) income taxes	26,540	24,000	24,000	1,750	(39,198)

Loss before minority interest	(5,617)	(463,499)	(308,386)	(292,154)	(991,157)
Minority interest in net income of subsidiary	6	32	161	286	798

Net loss	$(5,623)	$(463,531)	$(308,547)	$(292,440)	$(991,955)

Basic net loss per share	$(0.01)	$(1.21)	$(0.82)	$(0.79)	$(2.84)

Diluted net loss per share	$(0.01)	$(1.21)	$(0.82)	$(0.79)	$(2.84)

Year-end status:
Total assets	$2,796,066	$2,874,001	$3,447,901	$4,012,736	$4,525,077
Long-term obligations*	$699,050	$859,545	$1,007,079	$1,315,557	$1,547,197
Stockholders’ equity	$1,627,950	$1,618,046	$2,042,450	$2,300,355	$2,479,885

*	includes current portion of long-term debt of $273,940 as of December 31, 2005.
      The Company’s fiscal years ended on December 31 for each of the years presented above.
      For a discussion of charges for restructuring of operations and other items, net, see Note 3 of the Notes.
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
      Statements in this discussion and analysis include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements included in this discussion and analysis are based on information available to us on the date of filing of this Annual Report on Form 10-K, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks and uncertainties. Our actual results in future periods may be significantly different from any future performance suggested in this report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “intends,” “projects,” “predicts,” or similar expressions. For such statements, we claim the protection under the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. For a detailed discussion of risk factors, refer to the “Risk Factors” section set forth in Part I, Item 1A of this Annual Report on Form 10-K, which is incorporated by reference into this Part II, Item 7.
      While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information, we recommend that you read this discussion and analysis in conjunction with the remainder of this Annual Report on Form 10-K.
OVERVIEW
      We design, develop, and market complex, high-performance semiconductors and storage systems. In 2005, our operations were organized in four markets: communications, consumer products, storage components and storage systems. We offer integrated circuit products, board-level products, and software for use in consumer applications, high-performance storage controllers, enterprise hard disk controllers, and systems for storage area networks. Our integrated circuits are also used in a wide range of communication devices. On March 6, 2006, we announced plans to focus our business on growth opportunities in the information storage and consumer markets, increasing associated research and development (R&D) investments, while redirecting R&D from non-core areas and reducing associated selling, general and administrative (SG&A) expenditures. Consistent with our increased focus on storage markets, we have cancelled our previously postponed plan for an initial public offering of our wholly-owned subsidiary Storage Systems subsidiary, Engenio Information Technologies, Inc. We intend to fund additional R&D investments in our focus markets by redirecting ongoing investments in RapidChip platform ASIC technology and by selling our ZSP digital signal processor (DSP) unit. We will cease further RapidChip development and realign our custom silicon capabilities to more deeply serve customers in the information storage and consumer markets. RapidChip customer designs currently in production or under development will continue and are not affected by this action.
      We operate in two segments — the Semiconductor segment and the Storage Systems segment — in which we offer products and services for a variety of electronic systems applications. Our products are marketed primarily to original equipment manufacturers (“OEMs”) that sell products to our target markets. The information provided herein has been recast to include the RAID Storage Adapter (“RSA”) business as part of the Storage Systems segment from the Semiconductor segment for all periods presented.

      On May 23, 2005, Abhijit Y. Talwalkar joined LSI as President and Chief Executive Officer and Wilfred J. Corrigan’s status as an employee of LSI ceased. Since joining LSI, Mr. Talwalkar has been in the process of assessing the strategic foundation and operational effectiveness of our overall business. In the third quarter of 2005, we announced a broad-based reorganization as well as the decision to move to a fabless semiconductor model. Our RSA business, formerly part of the Semiconductor segment, is now included in the Storage Systems segment. The combination of RSA and Engenio, our wholly owned subsidiary, will allow us to more efficiently deliver a broad portfolio of software, storage products and platforms to meet original equipment manufacturer (OEM) customer needs.
      On September 13, 2005, we announced that we intend to sell our Gresham, Oregon manufacturing facility as part of our strategy to move to a fabless semiconductor manufacturing model. Our new strategy includes the expansion of our working relationships with major foundry partners and the adoption of a roadmap leading to the production of advanced semiconductors utilizing 65-nanometer and below process technology on 300-mm or 12-inch wafers. We recorded $91.1 million in charges directly associated with the decision to sell the Gresham manufacturing facility. The details of these charges are included in the discussion on restructuring included under the results of operations section of this MD&A and also in the Notes to the Consolidated Financial Statements.
      Revenues for the year ended December 31, 2005 were $1,919.3 million representing a 13% increase as compared to $1,700.2 million in revenues for the year ended December 31, 2004. The increase in revenues represents increases in both our Semiconductor and Storage Systems segments.
      We reported a net loss of $5.6 million or $0.01 a diluted share for the year ended December 31, 2005 as compared to a net loss of $463.5 million or $1.21 a diluted share for the year ended December 31, 2004.
      Cash, cash equivalents and short-term investments were $938.9 million as of December 31, 2005 as compared to $814.6 million at December 31, 2004. For the year ended December 31, 2005, we generated $248.7 million in cash provided by operations as compared to $90.8 million for the year ended December 31, 2004.
      Separation and stock option exchange program of our Storage Systems business. On February 19, 2004, Engenio filed a registration statement on Form S-1 with the Securities and Exchange Commission for the initial public offering of its common stock. On July 29, 2004, LSI announced jointly with Engenio the postponement of the initial public offering of its common stock due to then current market conditions. We have since decided not to move forward with an initial public offering. On September 16, 2005, we exchanged options to purchase an aggregate of 3,011,450 shares of Engenio common stock for options to purchase an aggregate of 2,830,763 shares of LSI’s common stock. The exchange occurred in accordance with the terms of the Engenio Equity Incentive plan, which provided for the automatic exchange of the options in the event it was determined that the Engenio initial public offering was not likely to occur. The original exercise prices of the options were multiplied by an exchange ratio equal to the relative fair values of Engenio and LSI stock on the exchange date.
      Significant acquisitions and other major transactions. We continue to evaluate strategic acquisitions that build upon our existing library of intellectual property, human capital, including engineering talent, and seek to increase our leadership position in the markets in which we operate. All of our recent acquisitions were accounted for as purchases and accordingly, the estimated fair value of assets acquired and liabilities assumed and the results of operations were included in our Consolidated Financial Statements as of the effective date of each acquisition. The transactions are summarized below. There were no significant differences between our accounting policies and those of the companies acquired. (See Note 2 of the Notes.)

      We acquired Velio Communications, Inc. (“Velio”) during the first quarter of 2004 and Accerant Inc. (“Accerant”) during the second quarter of 2004. The transactions are summarized in the table below (in millions):

				Fair Value
				of Tangible
Entity Name;		Total		Net Assets/		Amortizable	Deferred
Segment Included in;	Acquisition	Purchase	Type of	(Liabilities)		Intangible	Stock
Description of Acquired Business	Date	Price	Consideration	Acquired	Goodwill	Assets	Compensation

Velio Communications, Inc.; Semiconductor segment; High-speed interconnect and switch fabric application specific standard products	April 2, 2004	$20.8	$19.8 cash; and 0.1 million restricted common shares	$1.5	$—	$18.3	$1.0
Accerant, Inc.; Semiconductor segment; Consumer product applications	May 11, 2004	$15.9	$14.1 cash; and 0.2 million restricted common shares	$—	$8.0	$6.1	$1.8
      Where more than one significant factor contributed to changes in results from year to year, we have quantified such factors throughout Management’s Discussion & Analysis (“MD&A”) where practicable and useful to the discussion. The information provided herein for the Semiconductor and Storage Systems segments have been recast to reflect the realignment of the RSA group to the Storage Systems segment from the Semiconductor segment for all periods presented.
RESULTS OF OPERATIONS
      On March 6, 2006, we announced plans to focus our business on growth opportunities in the storage and consumer markets.

Revenues:

	Year Ended December 31,

	2005	2004	2003

	(In millions)
Semiconductor segment	$1,244.3	$1,095.1	$1,124.1
Storage Systems segment	675.0	605.1	569.0

Consolidated	$1,919.3	$1,700.2	$1,693.1

      There were no significant inter-segment revenues during the periods presented.
          2005 compared to 2004
      Total consolidated revenues for 2005 increased $219.1 million or 13% as compared to 2004, reflecting revenue increases in both segments.
          Semiconductor segment:
      Revenues for the Semiconductor segment increased $149.2 million or 14% in 2005 as compared to 2004. The increase in revenues in the Semiconductor segment is primarily attributable to the following factors:

•	An increase in revenues for semiconductors used in consumer product applications as a result of increased demand for digital audio players, DVD-recorders and cable set-top box solutions, offset in part by decreases in demand for semiconductors used in video game products; and

•	An increase in revenues for semiconductors used in storage product applications primarily attributable to higher demand for custom silicon used in hard disk drives.
      The above noted increases in revenues were offset in part by decreased revenues for semiconductors used in communications product applications such as office automation, switch and wireless products.

Storage Systems segment:
      Revenues for the Storage Systems segment increased $69.9 million or 12% in 2005 from 2004. The increase in revenues in the Storage Systems segment is primarily attributable to increased demand from one large customer for our new high performance controller product introduced in the second quarter of 2005 and also for our command module products.
      We expect total consolidated revenues in the first quarter of 2006 to be within a range of $465 million to $490 million.

2004 compared to 2003
      Total consolidated revenues for 2004 increased $7.1 million or less than one percent as compared to 2003.

Semiconductor segment:
      Revenues for the Semiconductor segment decreased $29.0 million or 3% in 2004 as compared to 2003. The decrease in revenues for the Semiconductor segment is primarily attributable to a decrease in average selling prices and demand for semiconductors used in video game products, and a decrease in demand for semiconductors used in office automation products and enterprise switch products. These decreases were offset in part by the following:

•	Increases in demand for semiconductors used in storage product applications such as our Ultra320 SCSI and custom silicon used in hard disk drives and host adapter boards. The Ultra320 product line was introduced in the latter part of 2003;

•	An increase in demand for semiconductors used in consumer product applications such as DVD-recorders. We introduced our DVD-recorder semiconductor product in the latter part of 2003 and early 2004; and

•	An increase in demand for semiconductors used in communication product applications such as wireless solutions.

Storage Systems segment:
      Revenues for the Storage Systems segment increased $36.1 million or 6% in 2004 from 2003. The increase in revenues for the Storage Systems segment was primarily attributable to increased demand for our entry-level controller products that were introduced in late April 2003 and increased demand for our other controller and disk enclosure related products. In addition to our introduction of the new entry-level controller product, we believe that the increased demand from our largest customers was driven by the trend toward purchasing modular storage systems, our increased focus on sales of our products to our channel customers, the economic rebound that began in the middle of 2003, increased spending on information technology by organizations and increased outsourcing by OEMs.

      Significant Customers. The following table summarizes the number of our significant customers, each of whom accounted for 10% or more of our revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment:

	Year Ended December 31,

	2005	2004	2003

Semiconductor segment:
Number of significant customers	1	1	2
Percentage of segment revenues	17%	11%	20%, 10%
Storage Systems segment:
Number of significant customers	2	3	3
Percentage of segment revenues	44%, 12%	41%, 15%, 11%	39%, 17%, 10%
Consolidated:
Number of significant customers	2	1	2
Percentage of consolidated revenues	16%, 11%	16%	15%, 13%
      Revenues by geography. The following table summarizes our revenues by geography:

	Year Ended December 31,

	2005	2004	2003

	(In millions)
Revenues:
North America*	$932.2	$852.5	$863.6
Asia, including Japan	756.0	655.1	677.3
Europe*	231.1	192.6	152.2

Total	$1,919.3	$1,700.2	$1,693.1

*	Revenues by geography are accumulated based on the revenues generated by our subsidiaries located within the three geographic areas noted in the above table. In the second half of 2004, Engenio formed new subsidiaries within Europe. As a result, the amounts in the table reflect that change as of June 21, 2004 and prior to that all revenues generated by Engenio Europe were previously reported in North America.

2005 compared to 2004
      In 2005, revenues increased in North America, Asia, including Japan and Europe as compared to 2004. The increase in revenues in North America for 2005 is primarily attributable to an increase in demand for semiconductors used in consumer product applications such as digital audio players and set-top box solutions and increases in revenues in the Storage Systems segment. The increase was offset in part by decreased demand for semiconductors used in storage product applications such as custom silicon for the server market and communication product applications. The increase in Asia, including Japan, is attributable to higher demand for semiconductors used in storage product applications such as hard disk drives. These increases were offset in part by lower demand for semiconductors used in consumer product applications such as video games and communications product applications such as enterprise switches. The increase in Europe is attributable to increased demand for products in the Semiconductor segment such as Ultra320, tape drives and DVD-recorders and also increases in demand for products in the Storage System segment.

2004 compared to 2003
      In 2004, revenues decreased in North America and Asia, including Japan, while revenues increased in Europe as compared to 2003. The decrease in revenues in North America is primarily attributable to a decrease in demand for modular storage products associated with Engenio as a result of the allocation of revenues to the newly formed subsidiaries in Europe, as discussed above, and a decrease in demand for semiconductors used in storage and consumer product applications, such as cable and set-top-box solutions.

The decrease in North America was offset in part by an increase in demand for semiconductors used in communication product applications such as routers, switches and wireless solutions. The decrease in revenues in Asia, including Japan, is primarily due to lower demand for semiconductors used in consumer product applications, such as video game products, and semiconductors used in communication product applications, such as office automation products and switches. The decrease in Asia, including Japan, was offset in part by an increase in demand for semiconductors used in consumer product applications, such as DVD-recorders, and semiconductors used in storage product applications, such as hard disk drives and our Ultra320 product line. The increase in Europe is a result of the allocation of revenues to the newly formed subsidiaries in Europe for Engenio as previously discussed, offset in part by decreased demand across all semiconductor product applications.
      Operating costs and expenses. Key elements of the consolidated statements of operations for the respective segments are as follows:
     Gross profit margin:

	Year Ended December 31,

	2005	2004	2003

	(In millions)
Semiconductor segment	$590.2	$512.0	$464.8
Percentage of segment revenues	47%	47%	41%
Storage Systems segment	$242.2	$223.6	$212.4
Percentage of segment revenues	36%	37%	37%

Consolidated	$832.4	$735.6	$677.2

Percentage of revenues	43%	43%	40%

2005 compared to 2004
      The consolidated gross profit margin as a percentage of revenues was 43% in 2005 and 2004.
      The gross profit margin as a percentage of revenues for the Semiconductor segment was 47% in 2005 and 2004. In 2005, gross profit margins included more favorable manufacturing variances for the Gresham manufacturing facility associated with yield improvements and operating cost savings attributable to write-downs recorded in the second half of 2004 related to the impairment of the Gresham manufacturing facility (See Note 3 of the Notes). This favorable effect on gross profit margin was offset by an unfavorable shift in the overall mix.
      The gross profit margin as a percentage of revenues for the Storage Systems segment decreased to 36% in 2005 from 37% in 2004 mainly due to changes in product mix reflecting lower sales volumes for some of our higher-end storage products, and lower selling prices for RSA products and some of our older products. These declines were only partially offset by margin improvements since the introduction of our new high-end controller product introduced in the second quarter of 2005.
      We expect gross profit margins to be in the 42.5% to 43.5% range in the first quarter of 2006.

2004 compared to 2003
      The consolidated gross profit margin as a percentage of revenues increased to 43% in 2004 from 40% in 2003.
      The gross profit margin, as a percentage of revenues for the Semiconductor segment, increased to 47% in 2004 from 41% in 2003. The following factors contributed to the improvement in the Semiconductor segment’s gross profit margins in 2004 as compared to the prior year:

•	A favorable shift in the overall mix of products sold to products with higher margins, including the introduction of new products such as semiconductors used in consumer product applications such as

DVD-recorders and semiconductors used in storage product applications such as our Ultra320 product line and custom silicon used in hard disk drives, offset in part by lower average selling prices for semiconductors used in video game products for the year ended December 31, 2004, as compared to the same period of 2003;

•	Lower manufacturing variances for the Gresham manufacturing facility associated with yield improvements and better factory utilization;

•	A reduction in cost of revenues as a result of the sale of our Japan manufacturing facility in the fourth quarter of 2003;

•	Lower period costs in 2004 as compared to 2003, as a result of the implementation of our 130 nanometer manufacturing process technology during 2003; and

•	A reduction in compensation-related costs and equipment-related depreciation and rent expense primarily as a result of the restructuring actions and lease refinancing initiatives during 2004.

      The gross profit margin as a percentage of revenues for the Storage Systems segment remained unchanged at 37% in 2004 and 2003.

Research and development:

	Year Ended December 31,

	2005	2004	2003

	(In millions)
Semiconductor segment	$305.3	$339.7	$365.8
Percentage of segment revenues	25%	31%	33%
Storage Systems segment	$92.0	$81.8	$66.9
Percentage of segment revenues	14%	14%	12%

Consolidated	$397.3	$421.5	$432.7

Percentage of revenues	21%	25%	26%

2005 compared to 2004
      Research and development (“R&D”) expenses, on a consolidated basis, decreased $24.2 million or 6% during 2005 as compared to 2004.

Semiconductor segment:
      R&D expenses for the Semiconductor segment consist primarily of employee salaries and materials used in the design of custom silicon and standard products, as well as depreciation of capital equipment and facilities. On March 6, 2006, we announced that we will focus our R&D activities in the storage and consumer markets and redirect R&D spending from non-core areas.
      R&D expenses for the Semiconductor segment decreased $34.4 million or 10% in 2005 as compared to 2004. The decrease in R&D expenses for the Semiconductor segment is primarily the result of the cost-cutting measures implemented as part of the restructuring actions taken during 2004 (See Note 3 of the Notes), including lower compensation-related expenses as well as lower equipment and depreciation expenses. In addition, we spent less on design engineering programs during 2005 as compared to 2004.

Storage Systems segment:
      R&D expenses for the Storage Systems segment consist primarily of employee salaries and materials used in product development, as well as depreciation of capital equipment and facilities. In addition to the significant resources required to support hardware technology transitions, we devote significant resources to developing and enhancing software features and functionality to remain competitive.

      R&D expenses for the Storage Systems segment increased by $10.2 million or 12% in 2005 as compared to 2004. The increase is primarily due to increased compensation-related expenditures that are based upon an increase in employees and increased spending for future R&D projects.

2004 compared to 2003
      R&D expenses, on a consolidated basis, decreased $11.2 million or 3% during 2004 as compared to 2003.

Semiconductor segment:
      R&D expenses for the Semiconductor segment decreased $26.1 million or 7% in 2004 as compared to 2003. The decrease is primarily a result of benefits from the cost-cutting measures implemented as part of the restructuring actions taken in 2003 and 2004 (see Note 3 of the Notes) including lower compensation-related costs and benefits from the consolidation of our non-manufacturing facilities. In addition, we had lower equipment-related costs as a result of entering into two equipment operating leases to replace two existing operating leases for the same equipment in the third quarter of 2004, the buyout and write-down of the purchased equipment from the new operating leases in the fourth quarter of 2004, and certain assets becoming fully depreciated during 2004.

Storage Systems segment:
      R&D expenses for the Storage Systems segment increased by $14.9 million or 22% in 2004 as compared to 2003. This is primarily a result of increased compensation costs due to higher headcount, higher expenses for outside service providers related to development programs and higher depreciation expense related to assets purchased for product development.

Selling, general and administrative:

	Year Ended December 31,

	2005	2004	2003

	(In millions)
Semiconductor segment	$148.3	$148.7	$154.2
Percentage of segment revenues	12%	14%	14%
Storage Systems segment	$87.6	$94.8	$80.0
Percentage of segment revenues	13%	16%	14%

Consolidated	$235.9	$243.5	$234.2

Percentage of revenues	12%	14%	14%

2005 compared to 2004
      Consolidated selling, general and administrative (“SG&A”) expenses decreased $7.6 million or 3% during 2005 as compared to 2004.

Semiconductor segment:
      SG&A expenses for the Semiconductor segment remained relatively flat in 2005 as compared to 2004. SG&A expenses as a percentage of revenues were 12% and 14% for each of the twelve-month periods ended December 31, 2005 and 2004, respectively.

Storage Systems segment:
      SG&A expenses for the Storage Systems segment decreased $7.2 million or 8% in 2005 as compared to 2004. The decrease is primarily attributable to spending in 2004 related to Engenio’s proposed initial public offering, separation from LSI and set-up costs for experience centers. These costs were not present in 2005. On March 6, 2006, we announced, among other things, that the Company was canceling its previously postponed plan for an initial public offering of its wholly-owned storage systems subsidiary, Engenio Information Technologies, Inc.

2004 compared to 2003
      SG&A expenses increased $9.3 million or 4% during 2004 as compared to 2003.
      SG&A expenses for the Semiconductor segment decreased $5.5 million or 4% in 2004 as compared to 2003. The decrease is primarily a result of benefits from the cost-cutting measures implemented as part of the restructuring actions in 2003 and 2004 (see Note 3 of the Notes) including lower compensation related costs, benefits from the consolidation of our non-manufacturing facilities and other cost savings.
      SG&A expenses for the Storage Systems segment increased $14.8 million or 19% in 2004 as compared to 2003. On July 29, 2004, we announced jointly with Engenio the postponement of the initial public offering of its common stock due to then current market conditions. The increase in SG&A expenses in the Storage Systems segment is primarily due to higher compensation-related costs due to an increase in employees and higher legal, accounting and other professional fees related to the initial public offering.

Restructuring of operations and other items, net:

2005
      We recorded charges of $119.1 million in restructuring of operations and other items for the year ended December 31, 2005, consisting of $113.7 million in charges for restructuring of operations and impairment of long-lived assets and a charge of $5.4 million for other items. Of these charges, $115.9 million were recorded in the Semiconductor segment and $3.2 million were recorded as part of the Storage Systems segment. The majority of our 2005 restructuring charges relate to asset impairment charges primarily associated with our decision to sell our Gresham, Oregon manufacturing facility as part of our strategy to move to a fabless semiconductor manufacturing model. This strategy was announced on September 13, 2005 and it is our intention to sell the Gresham facility within one year from the date of this announcement. The Gresham specific asset impairment charges were $91.1 million. The remainder of the 2005 restructuring charges relate to other asset write-downs, severance and other termination benefits, lease exit costs, expenses to reflect the change in time value of accruals for facility lease termination costs, net of adjustments for changes in sublease assumptions. A complete discussion of our restructuring actions is included in Note 3 of the Notes to the Consolidated Financial Statements.
      We realized savings mainly on depreciation of approximately $3.0 million and $3.2 million for the three and twelve months ended December 31, 2005, respectively as a result of our decision to sell the Gresham facility. We expect future savings associated with depreciation to be fully offset by decreased future loading for the Gresham facility.
      We also recorded a $5.4 million charge related to other items mainly related to the following. On May 23, 2005, Wilfred J. Corrigan’s status as an employee ceased and in connection with this event, we recorded a charge of $5.3 million. The amount was paid to Mr. Corrigan in the second quarter of 2005 and was made in accordance with Mr. Corrigan’s employment agreement dated September 20, 2001. Mr. Corrigan is our former Chief Executive Officer. These charges were recorded in the Semiconductor segment.
      On February 13, 2006, Mr. Corrigan notified the Company that he will not stand for reelection to the Company’s board of directors (the “Board”) at its next annual stockholder’s meeting to be held on May 11, 2006. Mr. Corrigan currently serves as the chairman of the Board, and will continue to serve in that capacity through the end of his current term. The Board will elect a new chairperson at that time.

2004
      We recorded net charges of $423.4 million in restructuring of operations and other items for the year ended December 31, 2004, consisting of $433.5 million in charges for restructuring of operations and impairment of long-lived assets and a gain of $10.1 million for other items. Of these charges, $420.2 million was recorded in the Semiconductor segment and $3.2 million was included in the Storage Systems segment. See Note 3 of the Notes to the Consolidated Financial Statements for a complete discussion of these charges and gains.

2003
      We recorded net charges of $180.6 million in restructuring of operations and other items for the year ended December 31, 2003 consisting of $182.8 million in charges for restructuring of operations and a gain of $2.2 million for other items. Of these charges, $165.7 million was recorded in the Semiconductor segment and $14.9 million was included in the Storage Systems segment. See Note 3 of the Notes to the Consolidated Financial Statements for a complete discussion of these charges and gains.

Amortization of non-cash deferred stock compensation:
      Amortization of non-cash deferred stock compensation of $5.4 million, $8.4 million and $26.0 million was recorded in 2005, 2004 and 2003, respectively. The acquisitions for which deferred stock compensation and related amortization were recorded consisted primarily of the Accerant transaction in the second quarter of 2004, the Velio transaction in the first quarter of 2004, an acquisition in the fourth quarter of 2002, the acquisition of C-Cube and the RAID business from AMI in 2001 and the acquisition of DataPath in 2000. We have also recorded non-cash deferred stock compensation for restricted common shares issued to our employees, Engenio employees and the non-employee directors of Engenio. We amortize deferred stock compensation ratably over the related vesting periods. Deferred stock compensation is adjusted to reflect forfeitures prior to vesting. At December 31, 2005, the deferred stock compensation that remained was $14.1 million, and is expected to be amortized over the next four years.
      On September 16, 2005, we exchanged options to purchase an aggregate of 3,011,450 shares of Engenio common stock for options to purchase an aggregate of 2,830,763 shares of LSI’s common stock. The exchange occurred in accordance with the terms of the Engenio Equity Incentive plan, which provided for the automatic exchange of the options in the event it was determined that the Engenio initial public offering was not likely to occur. The original exercise prices of the options were multiplied by an exchange ratio equal to the relative fair values of Engenio and LSI stock on the exchange date. The exchange program resulted in approximately $3.9 million of deferred stock compensation, which is being amortized on a straight-line basis over the vesting period of the new awards of approximately 3 to 3.5 years. Amortization expense in 2005 was approximately $0.3 million.
      In December 2004, the Financial Accounting Standard Board (FASB) issued a revision to Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R eliminates the Company’s ability to use the intrinsic value method of accounting under APB Opinion 25, “Accounting for Stock Issued to Employees,” and generally requires a public entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity based on the grant-date fair value of the award. The grant-date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those equity instruments. SFAS 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. We have adopted SFAS 123R as of January 1, 2006. SFAS 123R applies to all unvested awards and awards granted after January 1, 2006 and to awards modified, repurchased, or cancelled after that date.
      We have elected to adopt SFAS 123R using the modified prospective method, which requires that compensation expense be recognized for all share-based payments granted, modified or settled after the date of adoption plus the current period expense for unvested awards issued prior to the adoption of this standard. No expense is recognized for awards vested in prior periods. Although we have not determined the exact amount at this time, we expect that the adoption of this Statement will result in amortization of non-cash deferred stock compensation of approximately $15 million for the three months ended March 31, 2006. Beginning in 2006, we have changed the method of valuation for share-based awards granted from the Black-

Scholes option-pricing model, which was previously used for our pro forma information required under SFAS 123, to a binomial option-pricing model (see Note 1 and 2 of the Notes).

Amortization of intangibles:
      Amortization of intangibles decreased to $62.5 million in 2005 from $75.1 million in 2004. Amortization decreased as a result of the write-down during the fourth quarter of 2004 and certain intangible assets becoming fully amortized during 2005, offset in part by amortization of intangible assets acquired during the first and second quarters of 2004. As of December 31, 2005, we had $46.0 million of intangible assets, net of accumulated amortization, that will continue to amortize.
      Amortization of intangibles decreased to $75.1 million in 2004 from $76.4 million in 2003. The decrease is due in part to the write-down of intangible assets during 2003. In addition, during the fourth quarter of 2004, we recorded a charge in restructuring and other items to write-down $4.7 million of intangible assets originally acquired in connection with the acquisition of Datapath, which was added to our Semiconductor segment during 2000. Certain intangible assets became fully amortized during 2004. These decreases were offset in part by amortization of intangible assets acquired in the first and second quarters of 2004. As of December 31, 2004, we had $108.5 million of intangible assets, net of accumulated amortization that will continue to amortize.

Interest expense:
      With the objective of protecting our cash flows and earnings from the impact of fluctuations in interest rates, while minimizing the cost of capital, we may enter into interest rate swaps. In June 2002, we entered into interest rate swaps (“the Swaps”) with various investment banks. The Swaps effectively converted fixed interest payments on a portion of our Convertible Subordinated Notes (“Convertible Notes”) to LIBOR-based floating rates. The Swaps qualified for hedge accounting treatment. (See Note 8 of the Notes.) During the second quarter of 2003, we terminated the Swaps, resulting in a deferred gain of $44.1 million that is being amortized as a benefit to interest expense over the remaining term of the hedged Convertible Notes. A portion of the deferred gain was written off as part of the net gain or loss on the repurchase/redemption of the hedged Convertible Notes during 2005, 2004 and 2003. As of December 31, 2005, a deferred gain of $2.1 million was recorded as a component of the Convertible Notes.
      Interest expense remained flat at $25.3 million in 2005 as compared to 2004. Interest expense declined as a result of lower average debt balance from the repurchase of $149.7 million of the 2001 Convertible Notes during the second quarter of 2005, but was fully offset by a lower benefit from the amortization of the deferred gain on the terminated Swaps.
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

Interest income and other, net:
      Interest income and other, net, was $34.0 million in 2005 as compared to $22.2 million in 2004. Interest income increased by $7.2 million to $25.9 million in 2005 from $18.7 million in 2004. The increase in interest income is mainly due to higher returns on our investments during the year ended December 31, 2005 as compared to the same period of 2004.
      Other income, net of $8.1 million in 2005 included the following:

•	A pre-tax gain of $8.0 million on sale of certain marketable available-for-sale equity securities (see Note 5 of the Notes);

•	A pre-tax gain of $1.4 million associated with marketable available-for-sale equity securities of a certain technology company that was acquired by another technology company (see Note 5 of the Notes);

•	A pre-tax gain of $4.1 million on the repurchase of the 2001 Convertible Notes (see Note 9 of the Notes);

•	A pre-tax loss of $2.4 million on impairment of certain non-marketable available-for-sale equity securities. Management considered the impairment to be other than temporary (see Note 5 of the Notes); and

•	A $3.0 million expense for points on foreign currency forward contracts, which was offset in part by other miscellaneous items.
      Interest income and other, net, was $22.2 million in 2004 as compared to $18.9 million in 2003. Interest income decreased by $9.6 million to $18.7 million in 2004 from $28.3 million in 2003. The decrease in interest income is mainly due to lower returns on our short-term investments during the year ended December 31, 2004 as compared to the same period of 2003.
      Other income, net of $3.5 million in 2004 included the following:

•	A pre-tax gain of $3.0 million associated with our investment in marketable available-for-sale equity securities of a certain technology company that was acquired by another publicly traded technology company;

•	A pre-tax gain of $5.1 million on sales of certain marketable available-for-sale equity securities;

•	A pre-tax gain of $1.8 million on repurchase of 2001 Convertible Notes (see Note 9 of the Notes); and

•	A pre-tax loss of $6.2 million on impairment of our investment in certain marketable and non-marketable available-for-sale equity securities and other miscellaneous items. Management considered the impairments to be other than temporary (See Note 5 of the Notes).
      Other expenses net of $9.4 million in 2003 included $8.5 million in charges associated with write-downs of investments in marketable and non-marketable available-for-sale equity securities due to impairments that were considered by management to be other than temporary (See Note 5 of the Notes), a net loss on the redemption/repurchase of Convertible Notes of $3.9 million, and currency option premium expenses, which were offset in part by net foreign exchange gains, gains on sale of miscellaneous assets and other expenses that were individually insignificant.
      For all investment in debt and equity securities, unrealized losses are evaluated to determine if they are other than temporary. We frequently monitor the credit quality of our investments in marketable debt securities. In order to determine if impairment has occurred for equity securities, we review the financial performance of each investee, industry performance and outlook for each investee, the trading prices of marketable equity securities and pricing in current rounds of financing for non-marketable equity securities. If an unrealized loss is determined to be other than temporary, a loss is recognized as a component of interest income and other. For marketable equity securities, the impairment losses were measured using the closing market price of the marketable securities on the date management determined that the investments were impaired. For non-marketable equity securities, the impairment losses were measured by using pricing in current rounds of financing.

Provision for income taxes:
      During 2005, we recorded a provision for income taxes of $26.5 million, which represents an effective tax rate of approximately 127%. This rate differs from the U.S. statutory rate primarily due to earnings of certain foreign subsidiaries taxed in the U.S., which have been partially offset by the benefit of net operating losses and other deferred tax assets not previously recognized and lower tax rates in foreign jurisdictions.

      In 2005, the provision for income taxes was increased by a $5.4 million charge related to the correction of an error in a prior period associated with the carrying value of $8.3 million in deferred tax liabilities that should have been reclassified to goodwill upon adoption of SFAS No. 142 “Goodwill and Intangible Assets” in 2002. The deferred tax liabilities were instead used as a reduction of our required valuation allowance in 2002. This was offset by tax-related liabilities of $2.9 million originally recorded in connection with these deferred tax balances which are no longer required. We believe that this amount is not material to previously reported financial statements and have concluded that correcting such amounts in the fourth quarter of 2005 and the 2005 fiscal year, as opposed to restating prior periods, is appropriate in the circumstances.
      Also in 2005, we recorded an income tax benefit for a state income tax refund due to an amended return related to one of our acquisitions as well as the release of previously reserved foreign withholding taxes based upon a favorable ruling received by a European country. The income tax benefit was partially offset by additional income tax provision associated with the conclusion of an audit by the Internal Revenue Service for the year ended December 31, 2001. We operate in multiple jurisdictions throughout the world. Our income tax expense is primarily related to taxable income in certain foreign jurisdictions.
      During 2004, we recorded an income tax provision of $24.0 million, which represents an effective tax rate of approximately (5%). This rate differs from the U.S. statutory rate primarily due to increases in net deferred tax assets not currently benefited in the U.S., losses of certain foreign subsidiaries that are benefited at lower rates and earnings of certain foreign subsidiaries taxed in the U.S. The Company operates in multiple jurisdictions throughout the world. The Company’s income tax expense was primarily related to taxable income in certain foreign jurisdictions, which were not reduced by separate losses in other foreign jurisdictions.
      During 2003, we recorded an income tax provision of $24.0 million, which represents an effective tax rate of approximately (8%). This rate differs from the U.S. statutory rate primarily due to losses of our foreign subsidiaries, which are not benefited or are benefited at lower rates, earnings of certain foreign subsidiaries taxed in the U.S., and alternative minimum taxes. The effect of these charges has been partially offset by the benefit of foreign tax and research and development tax credits.
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
FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
      Cash, cash equivalents and short-term investments increased to $938.9 million at December 31, 2005, from $814.6 million at December 31, 2004. The increase is mainly due to cash and cash equivalents provided by operating activities, partially offset by net cash outflows for investing and financing activities as described below.
      Working capital. Working capital decreased by $91.6 million to $877.4 million at December 31, 2005, from $969.0 million as of December 31, 2004. Working capital declined in 2005 as a result of the following activities:

•	Current portion of long-term debt increased by $273.8 million primarily due to the reclassification of the Convertible Subordinated Notes that are due in November 2006 from long-term debt to current portion of long-term debt.

•	Accounts payable increased by $49.2 million due to the timing of payments.

•	Inventories decreased by $24.1 million to $194.8 million as of December 31, 2005, from $218.9 million as of December 31, 2004. The decline in inventory levels reflects our continued focus on supply chain management.

•	Accrued salaries, wages and benefits increased by $19.2 million primarily due to timing differences in payment of salaries, benefits and performance-based compensation.

•	Income taxes payable increased by $6.4 million due to the timing of income tax payments made and the income tax provision recorded during 2005.

•	Current deferred tax assets, net of current deferred tax liabilities decreased by $1.5 million due to net changes in underlying temporary differences (see Note 11 of the Notes).
      The decrease in working capital was offset, in part, by the following:

•	Cash, cash equivalents and short-term investments increased by $124.3 million.

•	Prepaid expenses and other current assets increased by $104.8 million. Assets held for sale increased by $94.8 million during 2005, primarily as a result of the reclassification of the Gresham, Oregon manufacturing facility and excess land from property and equipment to other current assets. We announced our intention to sell the Gresham, Oregon manufacturing facility on September 13, 2005 (see Note 3 of the Notes). In addition, prepaid insurance, debt issuance costs, prepaid software maintenance and other miscellaneous items also increased.

•	Accounts receivable increased by $51.2 million to $323.3 million as of December 31, 2005 from $272.1 million at December 31, 2004. The increase is mainly attributable to higher revenues in the fourth quarter of 2005 as compared to the fourth quarter of 2004.

•	Other accrued liabilities decreased by $2.1 million due to decreases in sales and other tax liabilities and deferred revenues, offset in part by increases in other miscellaneous items.
      Cash and cash equivalents generated from operating activities. During 2005, we generated $248.7 million of net cash and cash equivalents from operating activities compared to $90.8 million generated in 2004. Cash and cash equivalents generated from operating activities for the year ended December 31, 2005 were the results of the following:

•	Net loss adjusted for non-cash transactions. The non-cash items and other non-operating adjustments are quantified in our Consolidated Statements of Cash Flows included in this Annual Report on Form 10-K; and

•	A net increase in assets and liabilities, net of assets acquired and liabilities assumed in business combinations, including changes in working capital components from December 31, 2005 to December 31, 2004, as discussed above.
      Cash and cash equivalents used in investing activities. Cash and cash equivalents used in investing activities during 2005 were $84.3 million as compared to $89.6 million used in 2004. The primary investing activities or changes during 2005 were as follows:

•	Purchases of debt and equity securities available for sale, net of sales and maturities;

•	Purchases of property, equipment and software;

•	Proceeds from the sale of property and equipment; and

•	The receipt of an income tax refund for pre-acquisition tax matters associated with an acquisition in 2001.
      We expect capital expenditures to be approximately $60 million in 2006. In recent years we have reduced our level of capital expenditures as a result of our focus on establishing strategic supplier alliances with foundry semiconductor manufacturers, which enables us to have access to advanced manufacturing capacity and reduces our capital spending requirements.

      Cash and cash equivalents used in financing activities. Cash and cash equivalents used in financing activities during 2005 were $117.4 million as compared to $48.6 million in 2004. The primary financing activities during 2005 were as follows:

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
CONTRACTUAL OBLIGATIONS
      The following table summarizes our contractual obligations at December 31, 2005, and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period

	Less Than	1-3	4-5	After
Contractual Obligations	1 Year	Years	Years	5 Years	Total

	(In millions)
Convertible Subordinated Notes	$271.8	$—	$350.0	$—	$621.8
Operating lease obligations	61.9	58.4	34.1	22.7	177.1
Purchase commitments	261.9	7.9	—	—	269.8

Total	$595.6	$66.3	$384.1	$22.7	$1,068.7

Convertible Subordinated Notes
      As of December 31, 2005, we have $272 million of Convertible Notes due in November 2006 (“2001 Convertible Notes”) and $350 million of the Convertible Notes due in May 2010 (“2003 Convertible Notes”). All of the Convertible Notes are subordinated to all existing and future senior debt and are convertible at the holder’s option, at any time prior to the maturity date of the Convertible Notes, into shares of our common stock. The 2001 and 2003 Convertible Notes have conversion prices of approximately $26.34 per share and $13.42 per share, respectively. The 2001 Convertible Notes are redeemable at our option, in whole or in part, on at least 30 days notice at any time on or after the call date, which is two years before the due date. We cannot elect to redeem the 2003 Convertible Notes prior to maturity. Each holder of the 2001 and 2003 Convertible Notes has the right to cause us to repurchase all of such holder’s convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change, which includes a transaction or event such as an exchange offer, liquidation, tender offer, consolidation, merger or combination. Interest is payable semiannually.
      Fluctuations in our stock price affect the prices of our outstanding convertible securities and the likelihood of the convertible securities being converted into cash or equity. If we are required to redeem any of the Convertible Notes for cash, it may adversely affect our liquidity position. In the event that the Convertible Notes are not converted to equity, we believe that our current cash position and expected future operating cash flows will be adequate to meet these obligations as they mature. From time to time, we may repurchase or redeem Convertible Notes as we did in 2005.

Operating Lease Obligations
      We lease real estate, certain non-manufacturing equipment and software under non-cancelable operating leases.

Purchase Commitments
      We maintain certain purchase commitments, primarily for raw materials with suppliers and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers.

Standby letters of credit
      At December 31, 2005 and 2004, we had outstanding standby letters of credit of $2 million and $5 million, respectively. These instruments are off-balance sheet commitments to extend financial guarantees for leases and certain self-insured risks, import/export taxes and performance under contracts, and generally have one-year terms. The fair value of the letters of credit approximates the contract amount.
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
      We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers with the risk of inventory obsolescence due to rapidly changing technology and customer requirements, product life-cycles, life-time buys at the end of supplier product runs and a shift of production to outsourcing. If actual demand or market conditions are less favorable than we project or our customers fail to meet projections, additional inventory write-downs may be required. Our inventory balance was approximately $195 million and $219 million as of December 31, 2005, and 2004, respectively.
      If market conditions are more favorable than expected, we could experience more favorable gross profit margins going forward as we sell inventory that was previously written down. See discussion in “Gross Profit Margin” section earlier in this MD&A.
      Valuation of long-lived assets, intangible assets and goodwill. We currently operate our own wafer fabrication facility. On September 13, 2005, we announced that we intend to sell our Gresham, Oregon manufacturing facility as part of our strategy to move to a fabless semiconductor manufacturing model. We have historically pursued the acquisition of businesses, which has resulted in significant goodwill and intangible assets. We assess the impairment of long-lived assets, identifiable intangibles and related goodwill annually or sooner if events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include the following: (i) significant negative industry or economic trends; (ii) exiting an activity in conjunction with a restructuring of operations; (iii) current, historical or projected losses that demonstrate continuing losses associated with an asset; or (iv) a significant decline in our market capitalization, for an extended period of time, relative to net book value. When we determine that there is an indicator that the carrying value of long-lived assets, identifiable intangibles or related goodwill may not be recoverable, we measure impairment based on estimates of future cash flows. These estimates include assumptions about future conditions such as future revenues, gross margins, operating expenses within our Company, the fair values of certain assets based on thoroughly researched management estimates, and industry trends. See Notes 6 and 7 to the Notes for more details on long-lived assets, intangible assets and goodwill.
      As of December 31, 2005, we have a goodwill balance of $929 million. We monitor the recoverability of goodwill recorded in connection with acquisitions annually or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment, if any, would be determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which uses a fair value model for determining the carrying value of goodwill.
      The impairment testing is a two-step process and is performed by reporting unit. Our reporting units are Semiconductor and Storage Systems. The first step requires comparing the fair value of each reporting unit to its net book value. We concluded that goodwill was not impaired under the first step as of December 31, 2005. The second step is only performed if impairment is indicated after the first step is performed, as it involves measuring the actual impairment to goodwill. Our next annual test for the impairment of goodwill will be performed in our fourth fiscal quarter in 2006. We use management estimates of future cash flows to perform the first step of the goodwill impairment test. These estimates include assumptions about future conditions such as future revenues, gross margins and operating expenses within LSI. Two methodologies were used to obtain the fair value for each reporting unit as of December 31, 2005: Discounted Cash Flow and Market Multiple.
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
      Restructuring reserves. We have recorded reserves/accruals for restructuring costs related to the restructuring of operations. The restructuring reserves include payments to employees for severance, termination fees associated with leases and other contracts, decommissioning and selling costs associated with assets held for sale, and other costs related to the closure of facilities. Reserves are recorded when management has approved a plan to restructure operations and a liability has been incurred. The restructuring reserves are based upon management estimates at the time they are recorded. These estimates can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded. For example, existing accruals for severance may be modified if employees are redeployed due to circumstances not foreseen when the original plans were initiated, accruals for outplacement services may not be fully utilized by former employees, and severance accruals could change for statutory reasons in countries outside the United States. Accruals for facility leases under which we ceased using the benefits conveyed to us under the lease may change if market conditions for subleases change or if we later negotiate a termination of the lease. See discussion in “Restructuring of operations and other items, net” earlier in this MD&A for changes in estimates made during 2005, 2004 and 2003.
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

      The calculation of our tax liabilities involves the application of complex tax rules and regulations within multiple jurisdictions throughout the world. Our tax liabilities include estimates for all income and related taxes that we believe are probable and that can be reasonably estimated. To the extent that our estimates are understated, additional charges to income tax expense would be recorded in the period in which we determine such understatement. If our income tax estimates are overstated, income tax benefits will be recognized when realized.
Recent Accounting Pronouncements
      The information contained in Part II, Item 8 in Note 1 of the Notes under the heading “Recent Accounting Pronouncements” is hereby incorporated by reference into this Part II, Item 7.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Interest rate sensitivity
      In 2005, an interest rate move of 40 basis points (10% of our weighted-average worldwide interest rate on outstanding debt in 2005) affecting our fixed and floating rate financial instruments as of December 31, 2005, including investments and debt obligations, would not have had a significant effect on our financial position, results of operations and cash flows over the next fiscal year, assuming that the debt and investment balances remained consistent. In 2004, an interest rate move of 40 basis points (10% of our weighted-average worldwide interest rate on outstanding debt in 2004) affecting our fixed and floating rate financial instruments as of December 31, 2004, including investments and debt obligations, would not have had a significant effect on our financial position, results of operations and cash flows over the next fiscal year, assuming that the debt and investment balances remained consistent.
      With the objective of protecting our cash flows and earnings from the impact of fluctuations in interest rates, while minimizing the cost of capital, we may enter into interest rate swaps. As of December 31, 2005, there were no interest rate swaps outstanding.
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
      In the second quarter of 2003, we terminated Swaps with a notional amount of $740 million. The termination resulted in a deferred gain of $44 million being recorded as a component of the Convertible Notes and to be amortized as a benefit to interest expense over the remaining term of the hedged Convertible Notes. A portion of the deferred gain was written off as part of the net gain or loss on the repurchase/redemption of the hedged Convertible Notes during 2003 and 2004. As of December 31, 2005, a deferred gain of $2 million remains to be amortized. In 2003, before termination, the difference between the changes in the fair values of the derivative and the hedged risk resulted in a benefit to interest expense of $1 million.
      In May 2003, we entered into an interest rate swap transaction to effectively convert the LIBOR-based floating rate interest payments on the equipment operating lease, with an original notional amount of $395 million, to a fixed interest rate (“Lease Swap”). An expense of approximately $2 million was recorded to cost of revenues in 2004 as the lease payments were made. In August 2004, the Company entered into two new equipment operating leases for the wafer fabrication equipment that was previously on the above-mentioned leases. As a result of entering into the new leases, the hedged forecasted interest payments were no longer probable. Hedge accounting treatment was discontinued prospectively and the balance in accumulated comprehensive income was immediately recorded as a gain of $4 million in restructuring and other items in the statement of operations. In September 2004, the Company terminated the Lease Swap.
      Foreign currency exchange risk. We have foreign subsidiaries that operate and sell our products in various global markets. As a result, our cash flows and earnings are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through operational strategies and financial market instruments. We use various hedge instruments, primarily forward contracts with maturities of twelve months or less and currency option contracts, to manage our exposure associated with net asset and liability positions and cash flows denominated in non-functional currencies. We did not enter into derivative financial instruments for trading purposes during 2005 and 2004.
      Based on our overall currency rate exposures at December 31, 2005, including derivative financial instruments and non-functional currency-denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar would not have a significant effect on our financial position, results of operations and cash flows over the next fiscal year. In 2004, a near-term 10% appreciation or depreciation of the U.S. dollar would also not have had a significant effect.
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
      If prices of the available-for-sale equity securities increase or decrease 10% from their fair value as of December 31, 2005, it would increase or decrease the investment values by $3 million. As of December 31, 2004, a 10% increase or decrease in fair value would have increased or decreased the investment values by $4 million. We do not use any derivatives to hedge the fair value of our marketable available-for-sale equity securities.

Item 8.	Financial Statements and Supplementary Data
LSI Logic Corporation
Consolidated Balance Sheets

	December 31,

	2005	2004

	(In thousands, except
	per-share amounts)
ASSETS
Cash and cash equivalents	$264,649	$218,723
Short-term investments	674,260	595,862
Accounts receivable, less allowances of $15,328 and $10,144	323,310	272,065
Inventories	194,814	218,900
Prepaid expenses and other current assets	163,086	59,737

Total current assets	1,620,119	1,365,287
Property and equipment, net	98,285	311,916
Other intangible assets, net	45,974	108,457
Goodwill	928,542	973,130
Other assets	103,146	115,211

Total assets	$2,796,066	$2,874,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$171,632	$122,422
Accrued salaries, wages and benefits	77,713	58,516
Other accrued liabilities	140,194	142,278
Income taxes payable	79,290	72,935
Current portion of long-term debt	273,940	129

Total current liabilities	742,769	396,280

Long-term debt	350,000	781,846
Tax- related liabilities and other	75,110	77,570

Total long-term obligations and other liabilities	425,110	859,416

Commitments and contingencies (Note 12)
Minority interest in subsidiary	237	259

Stockholders’ equity:
Preferred shares; $.01 par value; 2,000 shares authorized; none outstanding	—	—
Common stock; $.01 par value; 1,300,000 shares authorized; 394,015 and 387,490 shares outstanding	3,940	3,875
Additional paid-in capital	3,010,166	2,969,478
Deferred stock compensation	(14,064)	(8,936)
Accumulated deficit	(1,389,944)	(1,384,321)
Accumulated other comprehensive income	17,852	37,950

Total stockholders’ equity	1,627,950	1,618,046

Total liabilities and stockholders’ equity	$2,796,066	$2,874,001

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Logic Corporation
Consolidated Statements of Operations

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share amounts)
Revenues	$1,919,250	$1,700,164	$1,693,070
Cost of revenues	1,086,814	964,556	1,015,865

Gross profit	832,436	735,608	677,205
Research and development	397,312	421,516	432,695
Selling, general and administrative	235,933	243,498	234,156
Restructuring of operations and other items, net	119,052	423,444	180,597
Amortization of non-cash deferred stock compensation(*)	5,449	8,449	26,021
Amortization of intangibles	62,484	75,050	76,352

Income/(loss) from operations	12,206	(436,349)	(272,616)
Interest expense	(25,283)	(25,320)	(30,703)
Interest income and other, net	34,000	22,170	18,933

Income/(loss) before income taxes and minority interest	20,923	(439,499)	(284,386)
Provision for income taxes	26,540	24,000	24,000

Loss before minority interest	(5,617)	(463,499)	(308,386)
Minority interest in net income of subsidiary	6	32	161

Net loss	$(5,623)	$(463,531)	$(308,547)

Net loss per share:
Basic and diluted	$(0.01)	$(1.21)	$(0.82)

Shares used in computing per share amounts:
Basic and diluted	390,135	384,070	377,781

(*)	Amortization of non-cash deferred stock compensation, if not shown separately, would have been included in cost of revenues, research and development, and selling, general and administrative expenses, as shown below:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cost of revenues	$744	$198	$446
Research and development	2,373	6,289	20,412
Selling, general and administrative	2,332	1,962	5,163

Total	$5,449	$8,449	$26,021

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Logic Corporation
Consolidated Statements of Stockholders’ Equity

						Accumulated
						Other
	Common Stock		Additional			Comprehensive
			Paid-In	Deferred Stock	Accumulated	Income/
	Shares	Amount	Capital	Compensation	Deficit	(Loss)	Total

	(In thousands)
Balances at December 31, 2002	375,096	$3,751	$2,954,282	$(51,161)	$(612,243)	$5,726	$2,300,355
Net loss					(308,547)
Change in foreign currency translation adjustments						21,309
Change in unrealized gain on available-for-sale securities						5,183
Change in unrealized gain on derivative instruments designated and qualifying as cash-flow hedges						1,995

Total comprehensive loss							(280,060)

Issuance to employees under stock option and purchase plans	6,386	64	30,886				30,950
Issuance or return from escrow of common stock in conjunction with acquisitions (Note 2)	9		(6,816)				(6,816)
Forfeiture of restricted shares (Note 10)			(301)	301			—
Cash paid for call spread options (Note 9)			(28,000)				(28,000)
Amortization of deferred stock compensation				26,021			26,021

Balances at December 31, 2003	381,491	3,815	2,950,051	(24,839)	(920,790)	34,213	2,042,450
Net loss					(463,531)
Change in foreign currency translation adjustments						1,948
Change in unrealized gain on available-for-sale securities						3,784
Change in unrealized gain/(loss) on derivative instruments designated and qualifying as cash-flow hedges						(1,995)

Total comprehensive loss							(459,794)

Issuance to employees under stock option and purchase plans	5,852	59	27,928				27,987
Issuance or return from escrow of common stock in conjunction with acquisitions (Note 2)	147	1	(414)				(413)
Grants of restricted shares (Note 10)			6,401	(6,401)			—
Forfeiture of restricted shares and stock options assumed in an acquisition (Note 10)			(14,488)	14,488			—
Amortization of deferred stock compensation				7,816			7,816

Balances at December 31, 2004	387,490	3,875	2,969,478	(8,936)	(1,384,321)	37,950	1,618,046
Net loss					(5,623)
Change in foreign currency translation adjustments						(12,976)
Change in unrealized gain/(loss) on available-for-sale securities						(7,122)

Total comprehensive loss							(25,721)

Issuance to employees under stock option and purchase plans	6,369	64	30,797				30,861
Issuance or return from escrow of common stock in conjunction with acquisitions (Note 2)	156	1	(686)				(685)
Grants of restricted shares (Note 10)			13,427	(13,427)			—
Forfeiture of restricted shares and stock options assumed in an acquisition (Note 10)			(6,739)	6,739			—
Engenio stock option exchange (Note 10)			3,889	(3,889)			—
Amortization of deferred stock compensation				5,449			5,449

Balances at December 31, 2005	394,015	$3,940	$3,010,166	$(14,064)	$(1,389,944)	$17,852	$1,627,950

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Logic Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Operating activities:
Net loss	$(5,623)	$(463,531)	$(308,547)
Adjustments:
Depreciation and amortization	146,169	176,606	262,728
Amortization of non-cash deferred stock compensation	5,449	8,449	26,021
Non-cash restructuring and other items	88,224	401,058	148,252
Non-cash foreign exchange (gain)/loss	(11,491)	3,322	8,917
(Gain) on sale of equity securities/loss on write-down	(6,475)	(1,913)	8,518
(Gain)/loss on redemption/repurchase of Convertible Subordinated Notes	(4,123)	(1,767)	3,885
Loss/(gain) on sale of property and equipment, including assets held-for-sale	27	(6,348)	(6,896)
Changes in deferred tax assets and liabilities	14,220	4,895	(646)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	(51,305)	(40,076)	18,220
Inventories	24,086	(20,660)	(4,232)
Prepaid expenses and other assets	(22,582)	20,055	54,408
Accounts payable	46,998	21,056	1,684
Accrued and other liabilities	25,129	(10,329)	(22,559)

Net cash provided by operating activities	248,703	90,817	189,753

Investing activities:
Purchase of debt securities available-for-sale	(550,912)	(747,096)	(2,219,484)
Proceeds from maturities and sales of debt securities available-for-sale	462,530	679,483	2,203,313
Purchases of equity securities	(150)	(2,250)	(200)
Proceeds from sales of equity securities	11,105	10,518	1,060
Purchases of property, equipment and software	(48,055)	(52,776)	(78,189)
Proceeds from sale of property and equipment	4,894	10,936	24,737
Adjustment to goodwill acquired in a prior year for resolution of a pre-acquisition income tax contingency	36,307	—	—
Buyout of equipment operating lease	—	(332,396)	—
Increase in non-current assets and deposits	—	(313,013)	(390,135)
Decrease in non-current assets and deposits	—	688,994	272,868
Acquisitions of companies, net of cash acquired	—	(32,025)	—
Proceeds from the sale-lease back of equipment	—	—	160,000
Proceeds from the sale of the Japan manufacturing facility	—	—	25,846

Net cash used in investing activities	(84,281)	(89,625)	(184)

Financing activities:
Redemption/repurchase of Convertible Subordinated Notes	(148,126)	(68,117)	(715,983)
Issuance of common stock	30,862	27,988	30,306
Repayment of debt obligations	(129)	(438)	(327)
Purchase of minority interest in subsidiary	—	(8,020)	—
Proceeds from borrowings	—	—	350,000
Debt issuance costs	—	—	(10,984)
Cash paid for call spread options	—	—	(28,000)

Net cash used in financing activities	(117,393)	(48,587)	(374,988)

Effect of exchange rate changes on cash and cash equivalents	(1,103)	(3,564)	6,254

Increase/(decrease) in cash and cash equivalents	45,926	(50,959)	(179,165)
Cash and cash equivalents at beginning of year	218,723	269,682	448,847

Cash and cash equivalents at end of year	$264,649	$218,723	$269,682

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Logic Corporation
Notes to Consolidated Financial Statements
Note 1 — Significant Accounting policies
      Nature of the business. LSI Logic Corporation (“the Company” or “LSI”) designs, develops, and markets complex, high-performance semiconductors and storage systems. In 2005, our operations were organized in four markets: communications, consumer products, storage components and storage systems. On March 6, 2006, we announced plans to focus our business on growth opportunities in the storage and consumer markets.
      The Company offers integrated circuit products, board-level products, and software for use in consumer applications, high-performance storage controllers, enterprise hard disk controllers, and systems for storage area networks. The Company’s integrated circuits are also used in a wide range of communication devices.
      The Company operates in two Reportable segments — the Semiconductor segment and the Storage Systems segment — in which the Company offers products and services for a variety of electronic systems applications. LSI’s products are marketed primarily to original equipment manufacturers (“OEMs”) that sell products to the Company’s target markets. The information provided herein has been recast to include the RAID Storage Adapter (“RSA”) business as part of the Storage Systems segment from the Semiconductor segment for all periods presented.
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
      Minority interest in a subsidiary represents the minority stockholders’ proportionate share of the net assets and the results of operations for one of the Company’s majority-owned Japanese subsidiaries. Sales of common stock of the Company’s subsidiary and purchases of such shares may result in changes in the Company’s proportionate share of the subsidiary’s net assets. During 2004, the Company purchased a portion of the minority interest. At December 31, 2005, the Company owned approximately 99.84% of the Japanese affiliate.
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
      Acquisitions. The estimated fair value of acquired assets and assumed liabilities and the results of operations of purchased businesses are included in the Company’s consolidated financial statements as of the effective date of the purchase, through the end of the period. The total purchase price is allocated to the

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
estimated fair value of assets acquired and liabilities assumed based on management estimates using the assistance of third party appraisers. The purchase price includes direct acquisition costs consisting of investment banking, legal and accounting fees.
      Revenue recognition. The majority of the Company’s product revenues are recognized upon shipment, when persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred and collection of resulting receivables is reasonably assured (or probable in the case of software). Standard products sold to distributors are subject to specific rights to return and revenue recognition is deferred until the distributor sells the product to a third party. Revenues from the licensing of the Company’s design and manufacturing technology is recognized when the significant contractual obligations have been fulfilled. Royalty revenues are recognized upon the sale of products subject to royalties. All amounts billed to a customer related to shipping and handling are classified as revenues while all costs incurred by the Company for shipping and handling are classified as cost of revenues. Consideration given to customers, when offered, is primarily in the form of discounts and rebates. Such consideration is accounted for as a reduction to revenues in the period the related sale is made. Reserves for estimated sales returns are established based on historical returns experience. The Company has substantial historical experience to form a basis for estimating returns when products are shipped.
      In arrangements that include a combination of our hardware and our software products that are also sold separately, where software is essential to the functionality of the product being sold, the Company accounts for the entire arrangement as a sale of software and software-related items and follows the revenue recognition applicable to software arrangements.
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

	Year Ended December 31,

	2005			2004			2003

			Per-Share			Per-Share			Per-Share
	(Loss)*	Shares+	Amount	(Loss)*	Shares+	Amount	(Loss)*	Shares+	Amount

	(In thousands except per share amounts)
Basic EPS:
Net loss available to common stockholders	$(5,623)	390,135	$(0.01)	$(463,531)	384,070	$(1.21)	$(308,547)	377,781	$(0.82)

Effect of dilutive securities	—	—	—	—	—	—	—	—	—
Diluted EPS:
Net loss available to common stockholders	$(5,623)	390,135	$(0.01)	$(463,531)	384,070	$(1.21)	$(308,547)	377,781	$(0.82)

*  Numerator
+ Denominator
      Options to purchase approximately 70,618,481, 67,733,073, and 69,165,802 shares were outstanding at December 31, 2005, 2004 and 2003, respectively, and were excluded from the computation of diluted shares because of their antidilutive effect on net loss per share. The exercise price of these options ranged from $0.10 to $72.25 at December 31, 2005 and $0.06 to $72.25 at December 31, 2004 and 2003.

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
      Weighted average restricted common shares of 1,770,625, 282,488, and 100,599 were outstanding at December 31, 2005, 2004 and 2003, respectively, and were excluded from the computation of diluted shares because of their antidilutive effect on net loss per share.
      A total of 38,411,403 and 43,728,665 weighted average potentially dilutive shares associated with the 2003 and 2001 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on loss per share for the years ended December 31, 2005 and 2004, respectively. A total of 50,850,649 weighted average potentially dilutive shares associated with the 2003, 2001, 2000 and 1999 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on loss per share for the year ended December 31, 2003.
      Advertising. Advertising costs are charged to expense in the period incurred. Advertising expense was $5 million, $5 million and $4 million for the years ended December 31, 2005, 2004 and 2003, respectively.
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
      Investments. Available-for-sale investments include marketable short-term investments and long-term investments in marketable shares of technology companies. Short-term investments in marketable debt securities are reported at fair value and include all debt securities regardless of their maturity dates. Long-term investments in marketable equity securities are reported at fair value with unrealized gains and losses, net of related tax, recorded as a separate component of comprehensive income in stockholders’ equity until realized. The investments in long-term non-marketable equity securities are recorded at cost basis and consist primarily of common and preferred stock of various non-marketable technology companies. Gains and losses on securities sold are determined based on the specific identification method and are included in interest income in the statement of operations. The Company does not hold any of these securities for speculative or trading purposes.
      For all investment securities, unrealized losses that are considered to be other than temporary are considered impairment losses and recognized as a component of interest income and other in the statement of operations. In order to determine if an impairment has occurred, the Company reviews the financial performance and outlook of each investee, industry performance, the trading prices of marketable securities and pricing in current rounds of financing for non-marketable equity securities. For marketable equity securities, impairment losses are measured using the closing market prices of the marketable securities on the date management determined that the investments were impaired. For non-marketable equity securities, impairment losses are generally measured by using pricing in current rounds of financing. The fair values of the Company’s non-marketable equity investments are not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the investment.
      Inventories. Inventories are stated at the lower of cost or market. Cost is computed on a first-in, first-out basis for raw materials, work-in-process and finished goods. Inventory reserves are established when conditions indicate that the selling price could be less than cost due to physical deterioration, obsolescence, changes in price levels, or other causes. Reserves are established for excess inventory generally based on inventory levels in excess of twelve months of demand, as judged by management, for each specific product.

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
      Property and equipment. Property and equipment are recorded at cost. Depreciation and amortization for property and equipment are calculated based on the straight-line method over the estimated useful lives of the assets as presented below:

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
      Software. The Company capitalizes both purchased software and software development costs. Purchased software primarily includes software and external consulting fees related to the purchase and implementation of software projects used for business operations and engineering design activities. Capitalized software projects are amortized over the estimated useful lives of the projects, typically a two-to-five year period. Development costs for software that will be sold to customers and/or embedded in certain hardware products are capitalized beginning when a product’s technological feasibility has been established. Prior to the establishment of technological feasibility, software development costs are expensed as research and development. Capitalized development costs are amortized on a straight-line basis to cost of revenues when ready for general release to customers over the estimated useful life of the product, typically an 18 to 24 month period. Software amortization totaling $14 million, $12 million and $25 million was included in the Company’s results of operations during 2005, 2004 and 2003, respectively. On a quarterly basis, the Company assesses the realizability of each product. The amount by which the unamortized capitalized software development costs exceed the estimated net realizable value is written-off immediately.
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
      Goodwill. The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s two reporting units are Semiconductor and Storage Systems. Impairment, if any, would be determined based on an implied fair value model for determining the carrying value of goodwill. The impairment test is a two-step process. The first step requires comparing the fair value of each reporting unit to its net book value. The Company uses management estimates of future cash flows to perform the first step of the goodwill impairment test. Estimates made by management include assumptions about future conditions such as future revenues, gross margins and operating expenses. The second step is only performed if impairment is indicated after the first step is performed, as it involves measuring the actual impairment to goodwill.
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

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
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

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
      Concentration of credit risk of financial instruments. Financial instruments that potentially subject the Company to credit risk consist of cash equivalents, short-term investments and accounts receivable. Cash equivalents and short-term investments are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. A majority of the Company’s trade receivables are derived from sales to large multinational computer, communication, networking, storage and consumer electronics manufacturers, with the remainder distributed across other industries. There are two customers, each accounted for 23% and 13% of trade receivables as of December 31, 2005, respectively and one customer that accounted for 22% of trade receivables as of December 31, 2004. Concentrations of credit risk with respect to all other trade receivables are considered to be limited due to the quantity of customers comprising the Company’s customer base and their dispersion across industries and geographies. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as considered necessary. Write-offs of uncollectible amounts have not been significant.
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
      Stock-based compensation. The Company accounts for stock-based compensation, including stock options granted, restricted stock awards and shares issued under the Employee Stock Purchase Plan, using the intrinsic value method. Compensation cost for stock options, if any, is measured as the excess of the quoted market price at grant date over the exercise price and recognized ratably over the vesting period. The Company’s policy is to grant options with an exercise price equal to the quoted market price of the Company’s stock on the grant date.
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

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share amounts)
Net loss, as reported	$(5,623)	$(463,531)	$(308,547)
Add: Amortization of non-cash deferred stock compensation expense determined under the intrinsic value method as reported, net of related tax effects *	638	3,494	9,243
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(70,028)	(120,265)	(200,470)

Pro forma net loss	$(75,013)	$(580,302)	$(499,774)

Loss per share:
Basic and diluted — as reported	$(0.01)	$(1.21)	$(0.82)
Basic and diluted — pro forma	$(0.19)	$(1.51)	$(1.32)

*	This amount excludes amortization of non-cash deferred stock compensation on restricted stock awards.
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
Employee Stock Options Granted

	2005	2004	2003

Weighted average estimated grant date fair value	$3.98	$4.39	$4.95
Assumptions in calculation:
Expected life (years)	3.88	3.90	3.85
Risk-free interest rate	3.30%	3.03%	2.73%
Volatility	67.75%	79.72%	81.56%
Dividend yield	—	—	—

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
Employee Stock Purchase Plan Right to Purchase Stock

	2005	2004	2003

Weighted average estimated grant date fair value	$2.78	$2.65	$3.09
Assumptions in calculation:
Expected life (years)	0.75	0.91	0.87
Risk-free interest rate	3.71%	2.05%	1.18%
Volatility	75.69%	69.17%	88.59%
Dividend yield	—	—	—
      Income Taxes. The calculation of the Company’s tax provision involves the application of complex tax rules and regulations within multiple jurisdictions throughout the world. The Company’s tax liabilities include estimates for all income and related taxes that the Company believes are probable and that can be reasonably estimated. To the extent that the Company’s estimates are understated, additional charges to the provision for income taxes would be recorded in the period in which the Company determines such understatement. If the Company’s income tax estimates are overstated, income tax benefits will be recognized when realized.
      Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.
      Related party transactions. A member of our board of directors is also a director of Seagate Technology. The Company sells semiconductors used in storage product applications to Seagate Technology for prices an unrelated third party would pay for such products. Revenues to Seagate were $207.7 million, $121.7 million and $107.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company had accounts receivable from Seagate Technology of $41.2 million and $28.1 million as of December 31, 2005 and 2004 respectively.
      Recent accounting pronouncements. In December 2004, the Financial Accounting Standard Board (FASB) issued a revision to Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R eliminates the Company’s ability to use the intrinsic value method of accounting under APB Opinion 25, “Accounting for Stock Issued to Employees,” and generally requires a public entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity based on the grant-date fair value of the award. The grant-date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those equity instruments. SFAS 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. We have adopted SFAS 123R as of January 1, 2006. SFAS 123R applies to all unvested awards and awards granted after January 1, 2006 and to awards modified, repurchased, or cancelled after that date.
      The Company has elected to adopt SFAS 123R using the modified prospective method, which requires that compensation expense be recognized for all share-based payments granted, modified or settled after the date of adoption plus the current period expense for unvested awards issued prior to the adoption of this standard. No expense is recognized for awards vested in prior periods. Although the Company has not determined the exact amount at this time, the Company expects that the adoption of this statement will result in amortization of non-cash deferred stock compensation of approximately $15 million for the three months ended March 31, 2006. Beginning in 2006, the Company has changed the method of valuation for share-based awards granted from the Black-Scholes option-pricing model, which was previously used for the pro forma information required under SFAS 123, to a binomial option-pricing model (see Note 1 and 2 of the Notes).

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of facility expense, freight, handling costs and wasted materials (spoilage) to require them to be recognized as current-period charges. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard did not have a material impact on the Company’s consolidated balance sheet or statement of operations.
      On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The Company has determined that it will not participate in the special one-time dividends received deduction.
      In November 2005, FASB issued FSP FAS 115-1/ FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1/124-1). FSP 115-1/124-1 provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1/124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP is required to be applied to reporting periods beginning after December 15, 2005. The FSP did not have a material impact on the Company’s consolidated balance sheet or statement of operations.
Note 2 — Business Combinations
      The Company actively evaluates strategic acquisitions that build upon our existing library of intellectual property, human capital and engineering talent, and seeks to increase our leadership position in the markets in which we operate. Below is a discussion of recent acquisitions and acquired in-process research and development.

2005
      There were no material acquisitions during 2005.

2004
      Acquisition of Accerant Inc. On May 11, 2004, the Company acquired Accerant Inc. (“Accerant”). The acquisition expanded consumer product offerings within the Semiconductor segment. The acquisition was accounted for as a purchase of a business.
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

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
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

      Useful life of intangible assets. The amounts allocated to current technology and non-compete agreements are being amortized over their estimated useful lives of five and two years, respectively, using the straight-line method.
      Acquisition of Velio Communications. On April 2, 2004, the Company acquired Velio Communications, Inc. (“Velio”). The acquisition expanded product offerings for high-speed interconnect and switch fabric application specific standard products (“ASSPs”) for the communications market within the Semiconductor segment. The acquisition was accounted for as a purchase of a business.
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

      Useful life of intangible assets. The amounts allocated to current technology, customer base, non-compete agreements and existing purchase orders are being amortized over their estimated useful lives of nine months to five and one half years using the straight-line method.
      Pro forma statements of earnings information have not been presented because the effect of these acquisitions was not material either individually or on an aggregate basis.

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)

2003
      There were no material acquisitions during 2003.
Note 3 — Restructuring and other items

2005
      The Company recorded charges of $119.1 million in restructuring of operations and other items for the year ended December 31, 2005, consisting of $113.7 million in charges for restructuring of operations and impairment of long-lived assets and a charge of $5.4 million for other items. Of these charges, $115.9 million was recorded in the Semiconductor segment and $3.2 million was included in the Storage Systems segment.

Restructuring and impairment of long-lived assets:

First quarter of 2005:
      The Company recorded restructuring charges of approximately $1.5 million, which included the following items. An expense of $0.8 million was recorded for the write-down of purchased software that will not be used. An expense of $0.3 million was recorded to reflect the change in time value of accruals for facility lease termination costs, net of adjustments for changes in sublease assumptions for certain previously accrued facility lease termination costs. Additional non-manufacturing facilities were consolidated during the first quarter of 2005 and an expense of $0.4 million was recorded as the leased facilities ceased being used.

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

Third quarter of 2005:
      The Company recorded restructuring charges of approximately $100.0 million for the three months ended September 30, 2005 as follows:
      On September 13, 2005, the Company announced its intention to sell its Gresham, Oregon manufacturing facility as part of the Company’s strategy to move to a fabless semiconductor manufacturing model. Accordingly, the Company recorded $91.1 million in charges directly associated with the decision to sell the manufacturing facility in the third quarter of 2005. The asset impairment charge for the Gresham disposal group was calculated in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and included a charge of $85.2 million for the Gresham facility and $4.8 million in charges for estimated selling costs. The fair market values for the Gresham facility were thoroughly researched and estimated by management using the assistance of third party appraisers. The impairment charges of $85.2 million are non-cash charges. In addition, the Company announced workforce reductions for approximately 80 positions in the Gresham facility and recorded a charge of $1.1 million for severance and termination benefits. The Company also established a retention bonus arrangement for approximately 500 employees to induce them to stay until the facility is sold. Each employee who stays and renders service until the sale of the Gresham facility will receive a termination benefit, which is expected to be paid after the sale of the facility. These actions and related charges are associated with the Semiconductor

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
segment. The Company is actively marketing the Gresham facility and expect to complete a sale of the facility by September 13, 2006, one year from the date of the announcement.
      An expense of $7.7 million was recorded for changes in sublease assumptions for certain previously accrued facility lease termination costs. In addition, an expense of $0.5 million was recorded to reflect the change in time value of accruals for facility lease termination costs. An expense of $0.5 million was recorded for severance and termination benefits for approximately 17 employees primarily related to the broad-based reorganization that was announced in August 2005. An expense of $0.5 million was recorded for facility closure costs related to the Colorado fabrication facility as the expenses were incurred.

Fourth quarter of 2005:
      The Company recorded restructuring charges of approximately $10.4 million for the three months ended December 31, 2005 as follows:
      An expense of $2.2 million was recorded for changes in sublease assumptions for certain previously accrued facility lease termination costs. In addition, an expense of $0.4 million was recorded to reflect the change in time value of accruals for facility lease termination costs. An expense of $5.7 million was recorded for severance and termination benefits for employees primarily related to the one-time termination benefits for employees affected by the broad-based reorganization that was announced in August 2005. An additional non-manufacturing facility was consolidated during the fourth quarter of 2005 and an impairment charge of $1.6 million was recorded for leasehold improvements as the leased facility ceased being used. This was a non-cash charge associated with the Company’s Storage System segment. An expense of $0.5 million was recorded for facility closure costs related to the Colorado fabrication facility as the expenses were incurred.
      Assets held for sale of $105.8 million and $11.0 million were included as a component of prepaid expenses and other current assets as of December 31, 2005 and December 31, 2004, respectively. Assets classified as held for sale are not depreciated. The fair values of impaired equipment and facilities were estimated by management using the assistance of third party appraisers. Given that current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that the Company will realize the current net carrying value of the assets held for sale. The Company reassesses the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary.
      The following table sets forth our restructuring reserves as of December 31, 2005, which are included in other accrued liabilities on the balance sheet:

	Balance at	Restructuring		Utilized	Balance at
	December 31,	Expense	Release of	During	December 31,
	2004	2005	Reserve	2005	2005

	(In thousands)
Write-down of excess assets and decommissioning costs(a)	$1,207	$92,421	$(518)	$(88,117)	$4,993
Lease terminations and maintenance contracts(b)	20,065	12,241	—	(10,019)	22,287
Facility closure and other exit costs(c)	543	1,427	—	(1,970)	—
Payments to employees for severance(d)	7,408	7,527	(284)	(9,256)	5,395

Total	$29,223	$113,616	$(802)	$(109,362)	$32,675

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)

(a)	The amounts utilized in 2005 reflect non-cash write-downs of long-lived assets in the U.S. due to impairment, primarily related to the impairment charge for the Gresham facility of $85.2 million, other assets write-downs of $2.8 million, cash payments to decommission and sell assets of $0.5 million and a credit of $0.4 million of net of other miscellaneous items. The write-downs of long-lived assets were accounted for as a reduction of the assets and did not result in a liability. The $5.0 million balance as of December 31, 2005, relates to estimates for selling costs for assets held for sale and is expected to be utilized during 2006.

(b)	Amounts utilized represent cash payments. The balance remaining for real estate lease terminations will be paid during the remaining terms of these contracts, which extend through 2011.

(c)	Amounts utilized represent cash payments.

(d)	Amounts utilized represent cash severance payments to 126 employees during the year ended December 31, 2005 for the action announced in the third quarter of 2004. Amounts utilized also include cash severance payments for 124 employees for the action announced in the third quarter of 2005 for the year ended December 31, 2005. The balance remaining for severance is expected to be paid by the end of 2006.

Other Items:

Second quarter of 2005:
      The Company recorded $5.4 million related to other items mainly related to the following. On May 23, 2005, Wilfred J. Corrigan’s status as an employee ceased and, in connection with this event, the Company recorded a charge of $5.3 million. The amount was paid to Mr. Corrigan in the second quarter of 2005 and was made in accordance with Mr. Corrigan’s employment agreement dated September 20, 2001. Mr. Corrigan was the Company’s former Chief Executive Officer.
      On February 13, 2006, Mr. Corrigan notified the Company that he will not stand for reelection to the Company’s board of directors (the “Board”) at its next annual stockholder’s meeting to be held on May 11, 2006. Mr. Corrigan currently serves as the chairman of the Board, and will continue to serve in that capacity through the end of his current term. The Board will elect a new chairperson at that time.

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

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)

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
      The Company concluded in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that the Gresham manufacturing facility assets were impaired. Accordingly, an asset write-down of $205.5 million was recorded in the semiconductor segment during the third quarter of 2004. The fair values of equipment and facilities were researched and estimated by management using the assistance of third party appraisers.
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

Fourth quarter of 2004:
      In November 2004, the Company exercised its right to purchase all of the wafer fabrication equipment that had previously been under two operating lease and security agreements. The purchase amount was $332 million. Cash collateral of $311 million associated with the leases was returned to the Company. Termination fees under the lease agreements were not significant. The formerly leased equipment is part of the Gresham manufacturing facility, but was not impaired in the third quarter of 2004 because the Company did not own the equipment until November 2004, as discussed above. Accordingly, in the fourth quarter of 2004, after purchasing the previously leased equipment, the Company recorded an additional impairment charge of $177.7 million in restructuring of operations and other items within the Semiconductor segment. The charge includes a write-down of $247.7 million to reflect the equipment at fair value, the reversal of a $56.0 million deferred gain previously recorded in non-current liabilities related to the sale-leaseback of

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
equipment during 2003, lease termination fees and the write-off of capitalized lease fees and deferred rent. The fair values of the impaired equipment were researched and estimated by management.
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
      Assets held for sale of $11 million and $30 million were included as a component of prepaid expenses and other current assets as of December 31, 2004 and December 31, 2003, respectively. Assets classified as held for sale are not depreciated. The fair values of impaired equipment and facilities were researched and estimated by management using the assistance of third party appraisers. Given that current market conditions for the sale of older fabrication facilities and related equipment may fluctuate due to demand for used semiconductor equipment, there can be no assurance that the Company will realize the current net carrying value of the assets held for sale. The Company reassesses the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary.

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
      The following table sets forth our restructuring reserves as of December 31, 2004, which are included in other accrued liabilities on the balance sheet:

	Balance at	Restructuring		Utilized	Balance at
	December 31,	Expense	Release of	During	December 31,
	2003	2004	Reserve 2004	2004	2004

	(In thousands)
Write-down of excess assets and decommissioning costs(a)	$2,661	$404,723	$(760)	$(405,417)	$1,207
Lease terminations and maintenance contracts(b)	21,021	11,388	(665)	(11,679)	20,065
Facility closure and other exit costs(c)	2,136	64	—	(1,657)	543
Payments to employees for severance(d)	874	18,812	(18)	(12,260)	7,408

Total	$26,692	$434,987	$(1,443)	$(431,013)	$29,223

(a)	The amounts utilized in 2004 reflect $411.6 million of non-cash write-downs of long-lived assets in the U.S. due to impairment and $0.8 million in cash payments to decommission and sell assets, offset by a $7.0 million realized gain on the sale of fixed assets previously held for sale. The write-downs of long-lived assets were accounted for as a reduction of the assets and did not result in a liability. The $1.2 million balance as of December 31, 2004, relates to machinery and equipment decommissioning costs in the U.S. and estimates of selling costs for assets held for sale.

(b)	Amounts utilized represent cash payments. The balance remaining for primarily real estate lease terminations and maintenance contracts will be paid during the remaining terms of these contracts, which extend through 2011.

(c)	Amounts utilized represent cash payments.

(d)	Amounts utilized represent cash severance payments to 495 employees during the year ended December 31, 2004. The balance remaining for severance benefits was paid during 2005.

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

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)

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

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)

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
Note 4 — Segment and Geographic Information
      The Company operates in two Reportable segments — the Semiconductor segment and the Storage Systems segment — in which the Company offers products and services for a variety of electronic systems applications. LSI’s products are marketed primarily to original equipment manufacturers (“OEMs”) that sell products to the Company’s target markets. The information provided herein has been recast to include the RAID Storage Adapter (“RSA”) business as part of the Storage Systems segment from the Semiconductor segment for all periods presented.

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
      Information about profit or loss and assets. The following is a summary of operations by segment for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Revenues:
Semiconductor	$1,244,248	$1,095,091	$1,124,037
Storage Systems	675,002	605,073	569,033

Total	$1,919,250	$1,700,164	$1,693,070

Income/(loss) from operations:
Semiconductor	$(25,728)	$(447,988)	$(285,956)
Storage Systems	37,934	11,639	13,340

Total	$12,206	$(436,349)	$(272,616)

      Intersegment revenues for the periods presented above were not significant. Restructuring of operations and other items were included in both segments. Depreciation expense for the Semiconductor and Storage Systems segments was $51.4 million and $11.6 million for the year ended December 31, 2005, $77.2 million and $8.4 million for the year ended December 31, 2004 and $141.7 million and $7.1 million for the year ended December 31, 2003.
      The following is a summary of total assets by segment as of December 31, 2005, 2004 and 2003:

	December 31,

	2005	2004	2003

	(In thousands)
Total assets:
Semiconductor	$2,285,913	$2,394,952	$2,948,084
Storage Systems	510,153	479,049	499,817

Total	$2,796,066	$2,874,001	$3,447,901

      Significant Customers. The following table summarizes the number of our significant customers, each of whom accounted for 10% or more of our revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment:

	Year Ended December 31,

	2005	2004	2003

Semiconductor segment:
Number of significant customers	1	1	2
Percentage of segment revenues	17%	11%	20%,10%
Storage Systems segment:
Number of significant customers	2	3	3
Percentage of segment revenues	44%, 12%	41%, 15%, 11%	39%, 17%, 10%
Consolidated:
Number of significant customers	2	1	2
Percentage of consolidated revenues	16%, 11%	16%	15%, 13%

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
      Information about geographic areas. The Company’s significant operations outside the United States include sales offices in Europe, Asia, including Japan. The following is a summary of revenues and long-lived assets by entities located within the indicated geographic areas.

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Revenues:
North America	$932,190	$852,453	$863,620
Asia, including Japan	755,960	655,077	677,266
Europe	231,100	192,634	152,184

Total	$1,919,250	$1,700,164	$1,693,070

	December 31,

	2005	2004	2003

	(In thousands)
Long-lived assets:
North America	$163,226	$380,527	$865,567
Asia, including Japan	34,833	37,870	50,471
Europe	2,785	3,686	4,623

Total	$200,844	$422,083	$920,661

      Long-lived assets consist of net property and equipment, capitalized software and other long-term assets, excluding long-term deferred tax assets.

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
Note 5 — Cash, Cash Equivalents and Investments

	December 31,

	2005	2004

	(In thousands)
Cash and cash equivalents
Cash in financial institutions	$85,641	$51,172

Cash equivalents:
Overnight deposits and money market funds	148,665	146,292
Commercial paper	17,473	18,260
U.S. government and agency securities	10,870	2,999
Certificates of deposit	2,000	—

Total cash equivalents	179,008	167,551
Total cash and cash equivalents	$264,649	$218,723

Available-for-sale debt securities
Asset and mortgage-backed securities	$335,495	$292,898
U.S. government and agency securities	266,077	234,787
Corporate and municipal debt securities	72,688	68,177

Total short-term investments	$674,260	$595,862

Long-term investments in equity securities
Marketable equity securities	$18,769	$28,372
Non-marketable equity securities	7,070	9,307

Total long-term investments in equity securities	$25,839	$37,679

      Contractual maturities of available-for-sale debt securities as of December 31, 2005 were as follows (in thousands):

Due within one year	$91,400
Due in 1-5 years	385,401
Due in 5-10 years	38,676
Due after 10 years	158,783

Total	$674,260

      The maturities of asset and mortgage-backed securities were allocated based on contractual principal maturities assuming no prepayments.
      Net realized gains on sales of available-for-sale debt securities were $1 million, $1 million and $10 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      The Company realized pre-tax gains of $9 million related to the following for the year ended December 31, 2005:

•	A $8 million pre-tax gain related to the sale of certain marketable available-for-sale equity securities in the second and fourth quarters of 2005; and

•	A $1 million pre-tax gain associated with marketable available-for-sale equity securities of a certain technology company that was acquired by another technology company in the second quarter of 2005.

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
      The Company realized pre-tax gains of $8 million related to the following for the year ended December 31, 2004:

•	A $3 million pre-tax gain associated with marketable available-for-sale equity securities of a certain technology company that was acquired by another technology company in the first quarter of 2004; and

•	A $5 million pre-tax gain related to the sales of certain marketable available-for-sale equity securities in the second quarter of 2004.
      The above pre-tax gains were recorded in interest income and other, net in Consolidated Statements of Operations.
      The following table includes the details of pre-tax losses related to investments in equity securities that the Company has recorded. Management believed that the declines in value were other than temporary.

	Non-Marketable	Marketable
	Equity	Equity
	Investments	Investments

	(In millions)
Pre-tax loss:
Year ended December 31, 2005	$2.4	$—
Year ended December 31, 2004	3.3	4.1
Year ended December 31, 2003	7.9	2.7
Total carrying value of impaired investments as of December 31, 2005	$4.8	$2.6

Investments in available-for-sale securities

	Adjusted	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

	(In thousands)
December 31, 2005
Short-term debt securities	$682,524	$398	$(8,662)	$674,260
Long-term marketable equity securities	3,669	15,100	—	18,769
December 31, 2004
Short-term debt securities	$600,527	$728	$(5,393)	$595,862
Long-term marketable equity securities	5,912	22,460	—	28,372
      The following table shows the gross unrealized losses and fair values of the Company’s short-term investments that have been in a continuous unrealized loss position for less than and greater than 12 months, aggregated by investment category as of December 31, 2005.

	Less Than 12 Months		Greater Than 12 Months

		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses

	(In thousands)
Asset and mortgage-backed securities	$148,089	$1,545	$66,878	$1,935
U.S. government and agency securities	115,385	1,241	106,925	2,981
Corporate and municipal debt securities	28,647	356	29,826	604

	$292,121	$3,142	$203,629	$5,520

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
      The unrealized losses on the Company’s investments in short-term debt securities were primarily caused by rising interest rates. The Company frequently monitors the credit quality of its investments in marketable debt securities and, as of December 31, 2005, there were no known material problems with issuer credit quality. Since the unrealized losses were primarily the result of changes in interest rates rather than credit quality, the Company considered these unrealized losses to be temporary as of December 31, 2005.
Note 6 — Balance Sheet Detail

	December 31,

	2005	2004

	(In thousands)
Inventories:
Raw materials	$30,541	$20,022
Work-in-process	62,167	106,818
Finished goods	102,106	92,060

	$194,814	$218,900

Prepaid expenses and other current assets:
Assets held for sale	$105,849	$11,034
Prepaid expense and other current assets	57,237	48,703

	$163,086	$59,737

Property and equipment:
Land	$6,128	$31,305
Buildings and improvements	105,256	109,891
Equipment	403,696	463,271
Furniture and fixtures	29,787	30,608
Leasehold improvements	31,958	30,697
Construction in progress	7,812	10,622

	584,637	676,394
Accumulated depreciation and amortization	(486,352)	(364,478)

	$98,285	$311,916

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
      Depreciation for property and equipment totaling $63 million, $86 million and $149 million was included in the Company’s results of operations during 2005, 2004 and 2003, respectively.

	December 31,

	2005	2004

	(In thousands)
Other accrued liabilities:
Accrued expenses	$90,210	$87,094
Restructuring reserves	32,818	29,223
Warranty reserves (Note 12)	11,074	10,040
Sales tax payable	2,257	11,118
Interest payable	3,835	4,803

	$140,194	$142,278

Tax related liabilities and other:
Other long-term tax-related liabilities	$74,738	$77,313
Other long-term liabilities	372	257

	$75,110	$77,570

Accumulated other comprehensive income:
Net unrealized gains on available-for-sale securities, net of tax of $2,394 and $6,228	$4,445	$11,567
Foreign currency translation adjustments	13,407	26,383

	$17,852	$37,950

Note 7 — Intangible Assets and Goodwill
      Intangible assets by reportable segment are comprised of the following (in thousands):

	December 31, 2005		December 31, 2004

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount*	Amortization*	Amount*	Amortization*

Semiconductor:
Current technology	$244,301	$(213,671)	$244,302	$(178,297)
Trademarks	26,285	(22,258)	26,285	(18,361)
Customer base	8,788	(2,796)	8,788	(1,198)
Non-compete agreements	849	(476)	849	(195)
Existing purchase orders	200	(200)	200	(200)

Subtotal	280,423	(239,401)	280,424	(198,251)
Storage Systems:
Current technology	124,139	(120,909)	124,139	(103,100)
Trademarks	7,150	(6,189)	7,150	(5,085)
Customer base	5,010	(4,249)	5,010	(3,420)
Supply agreement	7,247	(7,247)	7,247	(5,657)

Subtotal	143,546	(138,594)	143,546	(117,262)

Total	$423,969	$(377,995)	$423,970	$(315,513)

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
      Amortization expense and the weighted average lives of intangible assets are shown in the table below:

	Weighted	Year Ended December 31,
	Average
	Lives	2005	2004	2003

	(In months)	(In thousands)
Current technology	79	$53,185	$65,153	$67,742
Trademarks	83	5,001	5,007	5,334
Customer base	68	2,427	2,078	856
Supply agreement	36	1,590	2,417	2,420
Non-compete agreements	46	281	195	—
Existing purchase orders	9	—	200	—

Total	78	$62,484	$75,050	$76,352

      The estimated future amortization expense of intangible assets as of December 31, 2005 is as follows (in millions):

Amount:

Fiscal year:
2006	$32
2007	7
2008	4
2009	3

$46

      The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows (in thousands):

	Semiconductor	Storage Systems
	Segment*	Segment*	Total

Balance as of December 31, 2003*	$796,767	$171,716	$968,483

Goodwill acquired during the year	8,106	—	8,106
Adjustment to goodwill recorded in a prior year for the resolution of a pre-acquisition income tax contingency	(4,463)	—	(4,463)
Adjustment to goodwill recorded in prior periods	—	142	142
Purchase of minority interest	862	—	862

Balance as of December 31, 2004*	$801,272	$171,858	$973,130

Adjustment to goodwill recorded in a prior year for cash received from the resolution of a pre-acquisition income tax contingency	(36,307)	—	(36,307)
Adjustment to goodwill recorded in prior periods**	(5,984)	(2,297)	(8,281)

Balance as of December 31, 2005	$758,981	$169,561	$928,542

*	The information provided herein has been recast to include the RAID Storage Adapter (RSA) business as part of the Storage Systems segment from the Semiconductor segment for all periods presented.

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)

**	In 2005, the provision for income taxes was increased by a $5.4 million charge related to the correction of an error in a prior period associated with the carrying value of $8.3 million in deferred tax liabilities that should have been reclassified to goodwill upon adoption of SFAS No. 142 “Goodwill and Intangible Assets” in 2002. The deferred tax liabilities were instead used as a reduction of the Company’s required valuation allowance in 2002. This was offset by tax-related liabilities of $2.9 million originally recorded in connection with these deferred tax balances which are no longer required. The Company believes that this amount is not material to previously reported financial statements and has concluded that correcting such amounts in the fourth quarter of 2005 and the 2005 fiscal year, as opposed to restating prior periods, is appropriate in the circumstances.
      The Company reviewed goodwill by reporting unit for impairment as of December 31, 2005. The Company concluded that goodwill was not impaired under the first step of the test for impairment, as described in Note 1, as of December 31, 2005. The Company’s next annual test for the impairment of goodwill will be performed in the fourth fiscal quarter in 2006. The annual impairment test performed as of December 31, 2004 indicated that goodwill was not impaired.
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
      The Company enters into forward contracts that are designated as foreign currency cash-flow hedges of forecasted payment in Euros. Changes in the fair value of the forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in interest income and other. There were no such hedges outstanding as of December 31, 2005 and 2004.
      Forward contracts and options are also used to hedge certain foreign currency-denominated assets or liabilities. These derivatives do not qualify for SFAS No. 133 hedge accounting treatment. Accordingly, the changes in fair value of the hedges are recorded immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged. The related gains and losses included in interest income and other, net were not significant.

Interest rate risk
      With the objective of protecting cash flows and earnings of the Company from the impact of fluctuations in interest rates, while minimizing the cost of capital, the Company may enter into or terminate interest rate swaps, such as the transactions described below. As of December 31, 2005 and 2004, there were no interest rate swaps outstanding.
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

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
      In the second quarter of 2003, the Company terminated Swaps with a notional amount of $740 million. The deferred gain of $44 million from the termination of these Swaps was included as a component of the Convertible Notes. Deferred gains on terminated Swaps associated with Convertible Notes repurchased or redeemed during 2005, 2004 and 2003 were written-off as part of the net gain or loss on repurchase/redemption of the Convertible Notes. As of December 31, 2005, a deferred gain of $2 million was included as a component of the Convertible Notes and is being amortized as an adjustment to interest expense using the effective-interest method over the remaining term of the hedged Convertible Notes (see Note 9).
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
Note 9 — Debt

				December 31,
		Interest	Conversion
	Maturity	Rate *	Price	2005	2004

	(In thousands)
2003 Convertible Subordinated Notes	2010	4.00%	$13.4200	$350,000	$350,000
2001 Convertible Subordinated Notes	2006	4.00%	$26.3390	271,848	421,500
Deferred gain on terminated swap				2,092	10,346
Capital lease obligations				—	129

				623,940	781,975
Current portion of long-term debt and capital lease obligations				(273,940)	(129)

Long-term debt and capital lease obligations				$350,000	$781,846

*	The weighted average interest rate on the Convertible Notes was 4.00% for the years ended December 31, 2005 and 2004. See Note 8 for further discussion of deferred gain on terminated swap.
      As of December 31, 2005, we have $272 million of Convertible Subordinated Notes due in November 2006 (“2001 Convertible Notes”) and $350 million of Convertible Subordinated Notes due in May 2010 (“2003 Convertible Notes”). All of the Convertible Notes are subordinated to all existing and future senior debt and are convertible at the holder’s option, at any time prior to the maturity date of the Convertible Notes, into shares of our common stock. The 2001 and 2003 Convertible Notes have conversion prices of approximately $26.34 per share and $13.42 per share, respectively. The 2001 Convertible Notes are redeemable at our option, in whole or in part, on at least 30 days notice at any time on or after the call date, which is two years before the due date. We cannot elect to redeem the 2003 Convertible Notes prior to maturity. Each holder of the 2001 and 2003 Convertible Notes has the right to cause us to repurchase all of such holder’s Convertible Notes at 100% of their principal amount plus accrued interest upon the occurrence

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
of any fundamental change to us, which includes a transaction or event such as an exchange offer, liquidation, tender offer, consolidation, merger or combination. Interest is payable semiannually. The proceeds of the 2003 Convertible Notes were used to repurchase $288 million of the 1999 and 2000 Convertible Notes during the second quarter of 2003. The Company paid approximately $14 million and $11 million in debt issuance costs related to the 2001 and 2003 Convertible Notes, respectively, that are being amortized using the interest method. As of December 31, 2005 and 2004, total debt issuance costs, net are included in other current and long-term assets.
      Aggregate principal payments required on outstanding debt obligations are $272 million for the year ending December 31, 2006 and $350 million in 2010.
      The Company paid $28 million, $33 million and $42 million in interest during 2005, 2004 and 2003, respectively.
      At December 31, 2005, the estimated fair values of the 2001 and 2003 Convertible Notes were $269 million and $333 million, respectively.
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
      During 2005, the Company repurchased approximately $150 million of the 2001 Convertible Notes. A net pre-tax gain of approximately $4 million was recognized in interest income and other, net for the repurchase. During 2004, the Company repurchased approximately $69 million of the 2001 Convertible Notes. During 2003, the Company repurchased/redeemed $325 million and $385 million of the 1999 and 2000 Convertible Notes, respectively. During 2004, a net pre-tax gain of approximately $2 million and during 2003, a net pre-tax loss of approximately $4 million was recognized in interest income and other, net, for the repurchases/redemptions. The pre-tax gain or loss is net of the write-off of debt issuance costs and a portion of the deferred gain on the terminated Swaps (see Note 8 of the Notes).
Note 10 — Common Stock, Stock-Based Compensation and Other Employee Compensation Plans
      Stock option and restricted stock award plans. The Company has stock-based compensation plans to grant stock options or restricted stock awards to officers, employees and consultants. Under these plans, the Company may grant stock options with an exercise price that is no less than the fair market value of the stock on the date of grant. The term of each option is determined by the Board of Directors and has generally been ten years. Options granted on or after February 12, 2004 will generally have a term of seven years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant. Under the 2003 Equity Incentive Plan (“2003 Plan”), the Company may also grant restricted stock awards. No

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
participant may be granted more than 0.5 million shares of restricted stock in any year. The vesting requirements for the restricted stock awards are determined by the Board of Directors. As of December 31, 2005, the 2003 Plan, the 1999 Nonstatutory Stock Option Plan (“1999 Plan”) and the 1991 Equity Incentive Plan (“1991 Plan”) have 6 million, 13 million and 32 million common shares available for future grants, respectively.
      The 1995 Director Option Plan, as amended (“1995 Director Plan”), provides for an initial grant to new directors of options to purchase 30,000 shares of common stock and subsequent automatic grants of options to purchase 30,000 shares of common stock each year thereafter. The initial grants vest in annual increments of 25% per year, commencing one year from the date of grant. Subsequent option grants become exercisable in full six months after the grant date. The exercise price of the options granted is equal to the fair market value of the stock on the date of grant. As of December 31, 2005, there are 0.7 million shares available for future grants under the 1995 Director Plan.
      During the second quarter of 2005, Mr. Talwalkar was granted non-statutory stock options to purchase 2,000,000 shares of Company common stock under the 2003 Equity Incentive Plan at an exercise price equal to the closing price per share on the NYSE for the common stock of the Company on the date of grant. The shares subject to such option will vest based on Mr. Talwalkar attaining certain performance criteria determined by the Compensation Committee of the Board of Directors. The shares subject to such option are scheduled to fully vest six years after the date of grant whether or not the performance goals are met and subject to Mr. Talwalkar’s continued employment with the Company on each scheduled vesting date.
      There are a total of 125 million shares of common stock reserved for issuance upon exercise of options and vesting of restricted stock awards, including options available for future grants, outstanding under all stock option plans.
      Engenio Stock Option Exchange Program. On September 16, 2005, the Company exchanged options to purchase an aggregate of 3,011,450 shares of Engenio’s common stock for options to purchase an aggregate of 2,830,763 shares of LSI’s common stock. The exchange occurred in accordance with the terms of the Engenio Equity Incentive plan, which provided for the automatic exchange of the options in the event it was determined that the Engenio initial public offering was not likely to occur. The original exercise prices of the options were multiplied by an exchange ratio equal to the relative fair values of Engenio and LSI stock on the exchange date. The exchange program resulted in $3.9 million of deferred stock compensation which is being amortized on a straight-line basis over the vesting period of the new awards of approximately 3 to 3.5 years. Amortization expense in 2005 was approximately $0.3 million.
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

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
      The following table summarizes the Company’s stock options for each of the years ended December 31, 2005, 2004 and 2003 (share amounts in thousands):

	2005		2004		2003

		Weighted Average		Weighted Average		Weighted Average
	Number of	Exercise Price	Number of	Exercise Price	Number of	Exercise Price
	Shares	per Share	Shares	per Share	Shares	per Share

Options outstanding at January 1,	67,733	$14.57	69,166	$15.17	57,065	$18.24
Options canceled	(11,555)	(14.63)	(7,993)	(14.01)	(7,282)	(16.39)
Options granted	16,493	7.67	7,450	7.39	20,191	6.56
Options exercised	(2,053)	(5.68)	(890)	(5.87)	(808)	(5.94)

Options outstanding at December 31,	70,618	$13.21	67,733	$14.57	69,166	$15.17

Options exercisable at December 31,	44,489	$16.52	44,301	$17.54	38,936	$18.03

      During the years ended December 31, 2005, 2004 and 2003, all options were granted at an exercise price equal to the market value of the Company’s common stock at the date of grant.
      Significant option groups outstanding as of December 31, 2005 are as follows (share amounts in thousands):

	Outstanding			Exercisable

		Remaining	Weighted Average		Weighted Average
Options with Exercise	Number of	Contractual	Exercise Price	Number of	Exercise Price
Prices Ranging from:	Shares	Life (Years)	per Share	Shares	per Share

$0.10 to $5.00	2,990	5.68	$4.49	927	$4.34
$5.01 to $10.00	34,972	6.03	7.31	14,443	7.53
$10.01 to $15.00	11,318	4.49	12.05	8,425	12.51
$15.01 to $20.00	8,281	4.40	17.20	7,637	17.26
$20.01 to $25.00	6,645	4.98	22.15	6,645	22.15
$25.01 to $30.00	2,697	3.85	29.25	2,697	29.25
$30.01 to $72.25	3,715	4.15	42.76	3,715	42.76

	70,618	5.30	$13.21	44,489	$16.52

      Restricted stock awards of LSI common stock granted during the years ended December 31, 2005, 2004 and 2003 are as follows (share amounts in thousands):

	2005		2004		2003

		Weighted Average		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Restricted stock awards granted	2,125	$6.32	892	$6.75	—	$—
      Forfeitures of stock options and restricted stock awards prior to vesting. During 2005, forfeitures were recorded related to certain stock options assumed in connection with the C-Cube acquisition that occurred in May 2001; certain restricted shares issued in connection with the acquisition of Accerant in May 2004 and certain restricted shares issued to employees of the Company. During 2004, forfeitures were recorded related to certain stock options assumed in connection with the Datapath acquisition that occurred in July 2000 and

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
certain restricted shares issued in connection with the acquisition of Velio in April 2004, the acquisition of Accerant in May 2004 and restricted shares issued to employees of the Company during 2004.
      Stock purchase plans. The Company has Employee Stock Purchase Plans under which rights are granted to all employees to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of a 12-month offering period or the end of each six-month purchase period within such an offering period. The maximum number of shares that can be purchased in a single purchase period is 1,000 shares per employee. Sales under the Employee Stock Purchase Plans in 2005, 2004 and 2003 were approximately 4.3 million, 5.0 million and 5.6 million shares of common stock at an average price of $4.49, $4.60, and $4.85 per share, respectively. In May 2004, the stockholders approved an increase in the number of shares of common stock reserved for issuance under the Company’s Employee Stock Purchase Plan by 10 million shares. There were approximately 12 million shares of common stock reserved for issuance under the Employee Stock Purchase Plan as of December 31, 2005. The Employee Stock Purchase Plan for employees in the United States (“US ESPP”) includes an annual replenishment calculated at 1.15% of the Company’s common stock issued and outstanding at the fiscal year end less the number of shares available for future grants under the US ESPP. No shares have been added to the US ESPP from the annual replenishment since January 2001.
      Stock repurchase program. On July 28, 2000, the Company’s Board of Directors authorized a stock repurchase program in which up to 5 million shares of the Company’s common stock were authorized to be repurchased in the open market from time to time. There is no expiration date for the program. There were no stock repurchases in 2005, 2004 or 2003. As of December 31, 2005, there are 3.5 million shares available for repurchase under this plan.
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
      LSI 401(k) Defined Contribution Plan. Eligible employees in the U.S. may participate in the LSI Logic Corporation 401(k) Plan (“LSI 401(k) Plan”). The Company provides a base matching contribution to employees of 100% of the first 2% of employee contributions. When the Company achieves operating profitability during a quarter, as defined by the Company, of 1% or greater of revenues, an additional matching contribution of 50% of the next 3% of an employee’s contribution is made during the following quarter. Company contributions to the LSI 401(k) Plan were $11 million, $12 million and $10 million during 2005, 2004 and 2003, respectively.

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
Note 11 — Income Taxes
      The provision for taxes consisted of the following:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Current:
Federal	$(70)	$3,815	$8,679
State	451	615	600
Foreign	14,861	14,689	15,056

Total	15,242	19,119	24,335

Deferred:
Federal	4,369	—	—
State	985	—	—
Foreign	5,944	4,881	(335)

Total	11,298	4,881	(335)

Total	$26,540	$24,000	$24,000

      The domestic and foreign components of income/(loss) before income taxes and minority interest were as follows:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Domestic	$(55,140)	$(392,070)	$(42,382)
Foreign	76,063	(47,429)	(242,004)

Income/(loss) before income taxes and minority interest	$20,923	$(439,499)	$(284,386)

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
      Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2004 were as follows:

	December 31,

	2005	2004

	(In thousands)
Deferred tax assets:
Tax credit carryovers	$329,529	$232,013
Net operating loss carryforwards	108,882	35,633
Future deductions for purchased intangible assets	82,352	85,043
Depreciation and amortization	65,531	116,192
Future deductions for reserves and other	50,214	51,163
Future deductions for inventory reserves	17,479	29,894

Total deferred tax assets	653,987	549,938
Valuation allowance	(649,220)	(539,233)

Net deferred tax assets	4,767	10,705
Deferred tax liabilities:
Gain on unrealized investments	(2,394)	(6,228)

Total net deferred tax assets	$2,373	$4,477

      Current and long-term net deferred taxes have been netted to the extent they are in the same tax jurisdiction. Valuation allowances reduce the deferred tax assets to the amount that, based upon all available evidence, is more likely than not to be realized. The deferred tax assets’ valuation allowance is attributed to U.S. federal, state and certain foreign deferred tax assets primarily consisting of reserves, other one-time charges, purchased intangible assets, tax credit carryovers and net operating loss carryovers that could not be benefited under existing carry-back rules. Approximately $102 million of the valuation allowance at December 31, 2005 relates to tax benefits of stock option deductions, which will be credited to equity if and when realized.
      As of December 31, 2005 and December 31, 2004, the Company had net deferred tax liabilities of $2.4 million and $6.2 million, respectively, associated with net unrealized gains on available-for-sale securities, which are a component of Accumulated Other Comprehensive Income. Due to the uncertainty regarding the timing of the disposition of the Company’s available-for-sale securities, the Company does not consider these deferred tax liabilities as a source of future taxable income in determining net deferred tax assets.
      At December 31, 2005, the Company had federal, state and foreign net operating loss carryovers of approximately $119 million, $276 million and $137 million, respectively. The federal and state net operating losses will expire beginning in 2005 through 2024. The foreign net operating losses will expire beginning in 2009 through 2010. Approximately $48 million of the federal net operating loss carryover and $44 million of the state net operating loss carryover relate to recent acquisitions and are subject to certain limitations under the Internal Revenue Code of 1986, as amended, Section 382. As of December 31, 2005, the Company had tax credits of approximately $330 million, which will expire beginning in 2006.

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
      Differences between the Company’s effective tax rate and the federal statutory rate were as follows:

	Year Ended December 31,

	2005		2004		2003

	(In thousands)
Federal statutory rate	$7,324	35%	$(153,825)	(35)%	$(99,535)	(35)%
State taxes, net of federal benefit	294	1%	400	—	390	—
Foreign earnings taxed in the U.S.	29,904	143%	6,191	1%	59,539	21%
Benefit of net operating losses and deferred tax assets not previously recognized	(11,067)	(53)%	(854)	—	(5,378)	(2)%
Change in valuation allowance from the correction of prior period errors*	5,354	26%	—	—	—	—
Difference between U.S. and foreign tax rates	(3,206)	(15)%	35,148	8%	79,820	28%
State tax refund, net of federal affect	(2,837)	(14)%	—	—	—	—
Release of foreign withholding taxes previously accrued	(2,500)	(12)%	—	—	—	—
Net impact of federal income tax audit not previously accrued	2,345	11%	—	—	—	—
Alternative minimum tax	302	1%	—	—	8,679	3%
Nondeductible expenses	(14)	—	10,054	2%	7,055	3%
Net operating loss and future deductions not currently benefited	—	—	122,423	28%	19,590	7%
Foreign tax credits	—	—	—	—	(27,469)	(10)%
Research and development tax credit	—	—	—	—	(15,905)	(6)%
Other	641	4%	4,463	1%	(2,786)	(1)%

Effective tax rate	$26,540	127%	$24,000	5%	$24,000	8%

*	In 2005, the provision for income taxes was increased by a $5.4 million charge related to the correction of an error in a prior period associated with the carrying value of $8.3 million in deferred tax liabilities that should have been reclassified to goodwill upon adoption of SFAS No. 142 “Goodwill and Intangible Assets” in 2002. The deferred tax liabilities were instead used as a reduction of the Company’s required valuation allowance in 2002. This was offset by tax-related liabilities of $2.9 million originally recorded in connection with these deferred tax balances which are no longer required. The Company believes that this amount is not material to previously reported financial statements and has concluded that correcting such amounts in the fourth quarter of 2005 and the 2005 fiscal year, as opposed to restating prior periods, is appropriate in the circumstances.
      The Company paid/received (refunds) of $3 million, $1 million and ($2 million) for income taxes in 2005, 2004 and 2003, respectively.
      In 2005, the Internal Revenue Service (“IRS”) began an income tax audit of the Company’s 2002 federal income tax return.
      In 2004, the Inland Revenue Department of Hong Kong began an income tax audit of certain foreign subsidiaries of the Company for the years 1996 through 2000.

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
      In 2003, the IRS began an income tax audit of the Company’s 2001 federal income tax return. On February 16, 2005, the Company received ratification from the IRS that its audit of the 2001 federal income tax return was closed as of that date. The audit was finalized during the third quarter of 2005. As a result of audit, the Company recorded a net income tax expense of approximately $2.3 million.
      Undistributed earnings of the Company’s foreign subsidiaries aggregate approximately $8 million at December 31, 2005, and are indefinitely reinvested in foreign operations or will be remitted free of additional tax. Our Federal provision includes U.S. income tax on certain foreign based income.
Note 12 — Commitments and Contingencies

Operating Leases
      The Company leases the majority of its facilities, certain non-manufacturing equipment and software under non-cancelable operating leases, which expire through 2014. The facilities lease agreements typically provide for base rental rates that are increased at various times during the terms of the lease and for renewal options at the fair market rental value. Future minimum payments under the operating lease agreements for the above-mentioned facilities, equipment and software are $62 million, $33 million, $25 million, $19 million, $15 million and $23 million for the years ending December 31, 2006, 2007, 2008, 2009, 2010 and thereafter, respectively.
      Rental expense under all operating leases was $33 million, $90 million and $121 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Indemnifications
      The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify others with respect to certain matters. Typically, these obligations arise in connection with licenses and other agreements, including those for the sale of assets, under which the Company customarily agrees to hold another party harmless against losses arising from a breach of warranties, representations or covenants related to such matters as title to assets sold, validity of certain intellectual property rights, non-infringement of third-party rights, and certain income tax-related matters. In each of these circumstances, payment by the Company is typically subject to the other party making a claim and their cooperation with the Company pursuant to the procedures specified in the particular agreement. These procedures usually allow the Company to challenge the claims or, in case of an alleged breach of an intellectual property representation or covenant, to control the defense and settlement of any third-party claims. Further, the Company’s obligations under these agreements are usually limited in terms of the actions that may be requested of the Company (typically to replace or correct the products or terminate the agreement with a refund to the other party), duration and/or dollar amounts. In some instances, the Company may have recourse against third parties and/or insurance coverage with respect to the payments made by the Company.

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)

Guarantees

Product warranties.

	Years Ended
	December 31,

	2005	2004

	(In thousands)
Balance at the beginning of the period	$10,040	$9,474
Accruals for warranties issued during the period	13,060	10,955
Accruals related to pre-existing warranties (including changes in estimates)	(967)	(463)
Settlements made during the period (in cash or in kind)	(11,059)	(9,926)

Balance at the end of the period	$11,074	$10,040

      Standby letters of credit. At December 31, 2005 and 2004, the Company had outstanding standby letters of credit of $2 and $5 million, respectively. These instruments are off-balance sheet commitments to extend financial guarantees for leases and certain self-insured risks, import/export taxes as well as performance under contracts, and generally have one-year terms. The fair value of the letters of credit approximates the contract amount.
      Purchase commitments. The Company maintains certain purchase commitments primarily for raw materials with suppliers and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. As of December 31, 2005, total purchase commitments were $270 million, which are due through 2008.
      Legal Matters. In February 1999, a lawsuit alleging patent infringement was filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation, Limited Partnership (“Lemelson”) against 88 electronics industry companies, including LSI. The case number is CIV990377PHXRGS. The patents involved in this lawsuit are alleged to relate to semiconductor manufacturing and computer imaging, including the use of bar coding for automatic identification of articles. The plaintiff has sought a judgment of infringement, an injunction, treble damages, attorneys’ fees and further relief as the court may provide. In September 1999, the Company filed an answer denying infringement and raising affirmative defenses. In addition, the Company asserted a counterclaim for declaratory judgment of non-infringement, invalidity and unenforceability of Lemelson’s patents. In December 2005, Lemelson filed a motion asking the Court to dismiss, with prejudice, all claims related to the fourteen computer imaging patents. LSI did not oppose the motion and the Court has indicated that those patents will be dismissed, with prejudice. In October 2005, the court issued a preliminary ruling on the claim construction of the four remaining patents, following a hearing in December 2004. At the Court’s request, the parties have submitted objections to the preliminary ruling. A final ruling on the claim construction is anticipated to be issued; however, the Court has not indicated when that will occur. No trial date has been set. While the Company can give no assurances regarding the final outcome of this lawsuit, the Company believes the allegations made by Lemelson are without merit and is defending the action vigorously.
      The Company and its subsidiaries are parties to other litigation matters and claims that are normal in the course of its operations. The Company aggressively defends all legal matters and does not believe, based on currently available facts and circumstances, that the final outcome of these matters, taken individually or as a whole, will have a material adverse effect on the Company’s consolidated results of operations and financial condition. However, the pending unsettled lawsuits may involve complex questions of fact and law and will likely require the expenditure of significant funds and the diversion of other resources to defend. From time to

LSI Logic Corporation
Notes to Consolidated Financial Statements — (Continued)
time the Company may enter into confidential discussions regarding the potential settlement of such lawsuits; however, there can be no assurance that any such discussions will occur or will result in a settlement. Moreover, the settlement of any pending litigation could require the Company to incur substantial costs and, in the case of the settlement of any intellectual property proceeding against the Company, may require the Company to obtain a license under a third party’s intellectual property rights that could require royalty payments in the future and the Company to grant a license to certain of its intellectual property rights to a third party under a cross-license agreement. The results of litigation are inherently uncertain, and material adverse outcomes are possible.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of LSI Logic Corporation:
      We have completed integrated audits of LSI Logic Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of LSI Logic Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
San Jose, California
March 15, 2006

Supplementary Financial Data
Interim Financial Information (Unaudited)

	Quarter

	First	Second	Third	Fourth

	(In thousands, except per share amounts)
Year Ended December 31, 2005
Revenues	$450,007	$481,292	$481,716	$506,235
Gross profit	190,267	211,761	210,205	220,203
Net income/(loss)	4,719	25,262	(73,394)	37,790
Basic income/(loss) per share:	$0.01	$0.06	$(0.19)	$0.10
Diluted income/(loss) per share:	$0.01	$0.06	$(0.19)	$0.09
Year Ended December 31, 2004
Revenues	$452,357	$447,897	$380,217	$419,693
Gross profit	201,432	208,816	151,799	173,561
Net income/(loss)	9,085	7,242	(282,432)	(197,426)
Basic income/(loss) per share:	$0.02	$0.02	$(0.73)	$(0.51)
Diluted income/(loss) per share:	$0.02	$0.02	$(0.73)	$(0.51)
      During the first, second, third and fourth quarters of 2005, the Company recorded charges for restructuring of operations and other items of approximately $2 million, $7 million, $100 million and $10 million, respectively. See Note 3 of the Notes. In 2005, the provision for income taxes was increased by a $5.4 million charge related to the correction of an error in a prior period associated with the carrying value of $8.3 million in deferred tax liabilities that should have been reclassified to goodwill upon adoption of SFAS No. 142 “Goodwill and Intangible Assets” in 2002. The deferred tax liabilities were instead used as a reduction of the Company’s required valuation allowance in 2002. This was offset by tax-related liabilities of $2.9 million originally recorded in connection with these deferred tax balances which are no longer required. The Company believes that this amount is not material to previously reported financial statements and has concluded that correcting such amounts in the fourth quarter of 2005 and the 2005 fiscal year, as opposed to restating prior periods, is appropriate in the circumstances.
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      The Company maintains disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2005.

Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting consists of policies and procedures that are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the results of our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Control over Financial Reporting.
      There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.     Other Information
      None.
PART III
      Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its Annual Meeting of Stockholders to be held May 11, 2006, and certain of the information to be included therein is incorporated by reference herein.
Item 10.     Directors and Executive Officers of the Registrant
      On February 13, 2006, Wilfred J. Corrigan notified the Company that he will not stand for reelection to the Company’s board of directors (the “Board”) at its next annual stockholder’s meeting to be held on May 11, 2006. Mr. Corrigan currently serves as the chairman of the Board, and will continue to serve in that capacity through the end of his current term. The board will elect a new chairperson at that time.
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

      Information regarding material changes, if any, to the procedures by which security holders may recommend nominees to the Company’s board of directors is incorporated by reference from the section entitled “Board Meetings and Committees — Nominating and Corporate Governance Committee.”
      The Company has adopted a Code of Ethics for principal executive and senior financial officers. A copy of this Code of Ethics is located on the Company’s website at www.lsilogic.com. The Company also intends to post any waivers of or amendments to its Code of Ethics on its website.

Item 11.	Executive Compensation
      The information required by this Item is incorporated by reference from “Executive Compensation” in the Company’s Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information regarding equity compensation plans required by this Item is incorporated by reference from “Equity Compensation Plan Information” in Part II, Item 5 of this Form 10-K.
      The information regarding stock ownership by principal stockholders and management required by this Item is incorporated by reference from “Security Ownership” in the Company’s Proxy Statement.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item is incorporated by reference to “Certain Transactions” in the Company’s Proxy Statement.

Item 14.	Principal Accounting Fees and Services
      The information required by this Item is incorporated by reference to the report of the Audit Committee of the Board of Directors in the Company’s Proxy Statement.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as a part of this Report:
1.     FINANCIAL STATEMENTS. The following Consolidated Financial Statements of LSI Logic Corporation and Report of Independent Accountants are contained in this Form 10-K:
      Fiscal years 2005, 2004 and 2003 were 52-week years with a December 31 fiscal year end.

2.     FINANCIAL STATEMENT SCHEDULE.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C	Column D	Column E

	Balance at	Additions Charged to		Balance at
	Beginning	Costs, Expenses		End
Description	of Period	or Other Accounts	Deductions*	of Period

2005
Allowance for doubtful accounts	$10	$48	$(43)	$15
2004
Allowance for doubtful accounts	$7	$8	$(5)	$10
2003
Allowance for doubtful accounts	$7	$5	$(5)	$7

*	Deductions include write-offs of uncollectable accounts and collections of amounts previously reserved.
3.     EXHIBITS:

2.1	Agreement and Plan of Reorganization dated March 26, 2001 by and among Registrant, Clover Acquisition Corporation and C-Cube Microsystems Inc. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-4 (No. 333-58862) on April 13, 2001.
2.2	Master Separation Agreement between Registrant and LSI Logic Storage Systems, Inc., effective as of December 31, 2003. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
2.3	General Assignment and Assumption Agreement between Registrant and LSI Logic Storage Systems, Inc., effective as of December 31, 2003. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
2.4	Intellectual Property Agreement between Registrant and LSI Logic Storage Systems, Inc., effective as of December 31, 2003. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
2.5	Indemnification and Insurance Matters Agreement between Registrant and LSI Logic Storage Systems, Inc., effective as of December 31, 2003. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
2.6	Employee Matters Agreement between Registrant and LSI Logic Storage Systems, Inc., effective as of December 31, 2003. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
2.7	Real Estate Matters Agreement between LSI Logic Corporation and LSI Logic Storage Systems, Inc., effective as of December 31, 2003. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.
2.8	Tax Sharing Agreement between LSI Logic Corporation and LSI Logic Storage Systems, Inc., effective as of March 15, 2004. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.
2.9	Transition Services Agreement between LSI Logic Corporation and LSI Logic Storage Systems, Inc., effective as of March 15, 2004. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.
2.10	Investor Rights Agreement between LSI Logic Corporation and LSI Logic Storage Systems, Inc., effective as of March 15, 2004. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.
3.1	Restated Certificate of Incorporation of Registrant. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-46436) on September 22, 2000.

3.2	By-laws of Registrant. Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed on September 3, 2004.
4.1	Indenture dated February 15, 2000 between LSI Logic Corporation and State Street Bank and Trust Company of California, N.A., as Trustee. Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed on February 24, 2000.
4.2	Indenture dated as of October 30, 2001, between LSI Logic Corporation and State Street Bank and Trust Company of California, N.A., as Trustee. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-3 (No. 333-81434) on January 25, 2002.
4.3	Indenture dated as of May 16, 2003, between LSI Logic Corporation and U.S. Bank, N.A., as Trustee. Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
4.4	See Exhibit 3.1.
10.1	Form of Indemnification Agreement between Registrant and our officers, directors and certain key employees. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987.*
10.2	Amended and Restated LSI Logic Corporation 1991 Equity Incentive Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-96543) on July 16, 2002.*
10.3	1995 Director Option Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-106205) on June 17, 2003.*
10.4	LSI Logic Corporation International Employee Stock Purchase Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-115762) on May 21, 2004.*
10.5	Form of LSI Logic Corporation Change of Control Severance Agreement between LSI Logic Corporation and each of its executive officers. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.*
10.6	Technology Transfer Agreement between LSI Logic Corporation and Wafer Technology (Malaysia) Sdn. Bhd., dated September 8, 1999. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. +
10.7	Mint Technology, Inc. Amended 1996 Stock Option Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-34285) on August 25, 1997.*
10.8	Registrant’s Amended and Restated Employee Stock Purchase Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-115762) on May 21, 2004.*
10.9	Symbios Logic, Inc. 1995 Stock Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-62159) on August 25, 1998.
10.10	LSI Logic Corporation 1999 Nonstatutory Stock Option Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-96549) on July 16, 2002.*
10.11	SEEQ Technology, Inc. Amended and Restated 1982 Stock Option Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-81435) on June 24, 1999.*
10.12	IntraServer Technology, Inc. 1998 Stock Option Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-38746) on June 7, 2000.
10.13	DataPath Systems, Inc. Amended 1994 Stock Option Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-42888) on August 2, 2000.*
10.14	DataPath Systems, Inc. Amended and Restated 1997 Stock Option Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-42888) on August 2, 2000.*
10.15	Syntax Systems, Inc. Restated Stock Option Plan of January 5, 1999. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-52050) on December 18, 2000.*

10.16	C-Cube Microsystems Inc. 2000 Stock Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-62960) on June 14, 2001.
10.17	Wilfred J. Corrigan Employment Agreement dated as of September 20, 2001. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.*
10.18	Manufacturing Technology Joint Development and Foundry Supply Agreement dated as of March 30, 2001 by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.+
10.19	LSI Logic Corporation 2003 Equity Incentive Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on From S-8 (No. 333-106206) on June 17, 2003.*
10.20	Registration Rights Agreement between LSI Logic Corporation and Morgan Stanley & Co., Inc., dated May 16, 2003. Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.21	LSI Logic Corporation 1991 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.*
10.22	Form of Notice of Grant under LSI Logic Corporation Nonqualified Stock Option Agreement. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.*
10.23	LSI Logic Corporation 2003 Equity Incentive Plan Restricted Stock Unit Agreement. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.*
10.24	Engenio Information Technologies, Inc. Amended and Restated 2004 Equity Incentive Plan. Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K on November 4, 2004.*
10.25	Engenio Information Technologies, Inc. 2004 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K on November 4, 2004.*
10.26	Form of Notice of Grant under Engenio Information Technologies, Inc. 2004 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K on November 4, 2004.*
10.27	Lease Agreement dated June 30, 2004, for 670 N. McCarthy Boulevard, Milpitas, California, between Engenio Information Technologies, Inc. and The Irvine Company. Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.28	First Amendment, dated October 28, 2004, to the Lease Agreement (dated June 30, 2004), for 670 N. McCarthy Boulevard, Milpitas, California, between Engenio Information Technologies, Inc. and The Irvine Company. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.29	Lease Agreement dated December 31, 2003, for 1621 Barber Lane, Milpitas, California, between the Registrant and Limar Realty Corp. #9. Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.30	Lease Agreement dated December 31, 2003, for 765 Sycamore Drive, Milpitas, California, between the Registrant and Limar Realty Corp. #4. Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.31	Lease Agreement dated December 31, 2003, for 1501 McCarthy Boulevard, Milpitas, California, between the Registrant and Limar Realty Corp. #4. Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.32	Lease Agreement dated February 20, 2004, for 1855 Barber Lane, Milpitas, California, between the Registrant and TriNet Milpitas Associates, LLC. Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.33	Lease Agreement dated February 20, 2004, for 560 Cottonwood Drive, Milpitas, California, between the Registrant and TriNet Milpitas Associates, LLC. Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.34	Assignment and Assumption of Lease dated May 27, 2004, for 5400 Airport Boulevard, Suites 100 and 200, Boulder, Colorado, between LakeCentre Plaza Limited, Ltd., LLLP and Engenio Information Technologies, Inc. Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.35	Lease Modification Agreement dated June 21, 2004, for 5400 Airport Boulevard, Suites 100 and 200, Boulder, Colorado, between LakeCentre Plaza Limited, Ltd., LLLP and Engenio Information Technologies, Inc. Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.36	Form of Notice of Grant of Restricted Stock Units under LSI Logic Corporation 2003 Equity Incentive Plan. Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.37	LSI Logic Corporation 2004 16(b) Executive Officer Incentive Plan. Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.38	Summary Description of the Engenio Information Technologies, Inc. 2004 Incentive Plan. Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.39	Summary Description of LSI Logic Corporation 2005 Semiconductor Incentive Plan. Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K on April 7, 2005.*
10.40	Summary Description of Engenio Technologies, Inc. 2005 Incentive Plan. Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K on April 7, 2005.*
10.41	Form of Annual Director Option Agreement. Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K on April 7, 2005.*
10.42	Form of Notice of Grant of Stock Options and Option Agreement. Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K on April 7, 2005.*
10.43	Employment Agreement with Abhijit Y. Talwalkar, effective as of May 23, 2005. Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K on May 24, 2005.*
10.44	Amendment No. 1 to the LSI Logic Corporation 1991 Equity Incentive Stock Option Agreement dated August 15, 1997 with Wilfred J. Corrigan. Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K on June 17, 2005.*
10.45	Amendment No. 1 to the LSI Logic Corporation 1991 Equity Incentive Stock Option Agreement dated November 20, 1998 with Wilfred J. Corrigan. Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K on June 17, 2005.*
10.46	Standalone Stock Option Agreement issued to Abhijit Y. Talwalkar. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-126594) on July 14, 2005.*
10.47	Abhijit Y. Talwalkar LSI Logic Corporation 2003 Equity Incentive Plan Nonqualified Stock Option Agreement, effective as of June 1, 2005. Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005.*
10.48	Abhijit Y. Talwalkar Notice of Grant under LSI Logic Corporation 2003 Equity Incentive Plan Nonqualified Stock Option Agreement, effective as of June 1, 2005. Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005.*+
10.49	LSI Logic Corporation 2003 Equity Incentive Plan Nonqualified Stock Option ‘Agreement. Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005.*
10.50	LSI Logic Corporation Form of Notice of Grant of Stock Options under the 2003 Equity Incentive Plan. Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005.*

10.51	Separation Agreement with W. Richard Marz, effective October 5, 2005. Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K on October 11, 2005.*
14.1	Code of Ethics for Principal Executive and Senior Financial Officers of LSI Logic Corporation. Included as an exhibit to this Annual Report on Form 10-K for the year ended December 31, 2005.
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in this Annual Report on Form 10-K).
31.1	Certification of the Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-15(e) and 15de-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Denotes management contract or compensatory plan or arrangement.

+	Confidential treatment has been granted with respect to certain portions of these exhibits. Redacted versions have been filed with the Securities and Exchange Commission.

**	Furnished, not filed.
      (b) EXHIBITS.
      See Item 15(a)(3), above.
      (c) FINANCIAL STATEMENT SCHEDULE
      See Item 15(a)(2), above.
TRADEMARK ACKNOWLEDGMENTS
      The LSI Logic logo design, ATMizer, CoreWare, G10, GigaBlaze, HyperPHY, MegaRAID, MetaStor, MiniRISC, RapidChip, and SeriaLink are registered trademarks of LSI Logic Corporation; Cablestream, ContinuStor, FusionMPT, G11, G12, Gflx, HotScale, LogicStor, Merlin, Right First Time, On Time, StreamSlice, SANtricity, SANshare and Zevio are trademarks of LSI Logic Corporation.
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

LSI LOGIC CORPORATION

By:	/s/ ABHIJIT Y. TALWALKAR

Abhijit Y. Talwalkar
President and Chief Executive Officer
Dated: March 15, 2006
POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Abhijit Y. Talwalkar and Andrew S. Hughes, jointly and severally, their attorneys-in-fact, each with the power of substitution, for them in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ABHIJIT Y. TALWALKAR (Abhijit Y. Talwalkar)	President and Chief Executive Officer and Director	March 15, 2006

/s/ BRYON LOOK (Bryon Look)	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2006

/s/ WILFRED J. CORRIGAN (Wilfred J. Corrigan)	Director	March 15, 2006

/s/ T.Z. CHU (T.Z. Chu)	Director	March 15, 2006

/s/ MALCOLM R. CURRIE (Malcolm R. Currie)	Director	March 15, 2006

/s/ JAMES H. KEYES (James H. Keyes)	Director	March 15, 2006

/s/ R. DOUGLAS NORBY (R. Douglas Norby)	Director	March 15, 2006

Signature	Title	Date

/s/ MATTHEW O’ROURKE (Matthew O’Rourke)	Director	March 15, 2006

/s/ GREGORIO REYES (Gregorio Reyes)	Director	March 15, 2006

INDEX TO EXHIBITS

2.1	Agreement and Plan of Reorganization dated March 26, 2001 by and among Registrant, Clover Acquisition Corporation and C-Cube Microsystems Inc. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-4 (No. 333-58862) on April 13, 2001.
2.2	Master Separation Agreement between Registrant and LSI Logic Storage Systems, Inc., effective as of December 31, 2003. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
2.3	General Assignment and Assumption Agreement between Registrant and LSI Logic Storage Systems, Inc., effective as of December 31, 2003. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
2.4	Intellectual Property Agreement between Registrant and LSI Logic Storage Systems, Inc., effective as of December 31, 2003. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
2.5	Indemnification and Insurance Matters Agreement between Registrant and LSI Logic Storage Systems, Inc., effective as of December 31, 2003. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
2.6	Employee Matters Agreement between Registrant and LSI Logic Storage Systems, Inc., effective as of December 31, 2003. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
2.7	Real Estate Matters Agreement between LSI Logic Corporation and LSI Logic Storage Systems, Inc., effective as of December 31, 2003. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.
2.8	Tax Sharing Agreement between LSI Logic Corporation and LSI Logic Storage Systems, Inc., effective as of March 15, 2004. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.
2.9	Transition Services Agreement between LSI Logic Corporation and LSI Logic Storage Systems, Inc., effective as of March 15, 2004. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.
2.10	Investor Rights Agreement between LSI Logic Corporation and LSI Logic Storage Systems, Inc., effective as of March 15, 2004. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.
3.1	Restated Certificate of Incorporation of Registrant. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-46436) on September 22, 2000.
3.2	By-laws of Registrant. Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed on September 3, 2004.
4.1	Indenture dated February 15, 2000 between LSI Logic Corporation and State Street Bank and Trust Company of California, N.A., as Trustee. Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed on February 24, 2000.
4.2	Indenture dated as of October 30, 2001, between LSI Logic Corporation and State Street Bank and Trust Company of California, N.A., as Trustee. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-3 (No. 333-81434) on January 25, 2002.
4.3	Indenture dated as of May 16, 2003, between LSI Logic Corporation and U.S. Bank, N.A., as Trustee. Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
4.4	See Exhibit 3.1.
10.1	Form of Indemnification Agreement between Registrant and our officers, directors and certain key employees. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987.*
10.2	Amended and Restated LSI Logic Corporation 1991 Equity Incentive Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-96543) on July 16, 2002.*

10.3	1995 Director Option Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-106205) on June 17, 2003.*
10.4	LSI Logic Corporation International Employee Stock Purchase Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-115762) on May 21, 2004.*
10.5	Form of LSI Logic Corporation Change of Control Severance Agreement between LSI Logic Corporation and each of its executive officers. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.*
10.6	Technology Transfer Agreement between LSI Logic Corporation and Wafer Technology (Malaysia) Sdn. Bhd., dated September 8, 1999. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.+
10.7	Mint Technology, Inc. Amended 1996 Stock Option Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-34285) on August 25, 1997.*
10.8	Registrant’s Amended and Restated Employee Stock Purchase Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-115762) on May 21, 2004.*
10.9	Symbios Logic, Inc. 1995 Stock Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-62159) on August 25, 1998.
10.10	LSI Logic Corporation 1999 Nonstatutory Stock Option Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-96549) on July 16, 2002.*
10.11	SEEQ Technology, Inc. Amended and Restated 1982 Stock Option Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-81435) on June 24, 1999.*
10.12	IntraServer Technology, Inc. 1998 Stock Option Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-38746) on June 7, 2000.
10.13	DataPath Systems, Inc. Amended 1994 Stock Option Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-42888) on August 2, 2000.*
10.14	DataPath Systems, Inc. Amended and Restated 1997 Stock Option Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-42888) on August 2, 2000.*
10.15	Syntax Systems, Inc. Restated Stock Option Plan of January 5, 1999. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-52050) on December 18, 2000.*
10.16	C-Cube Microsystems Inc. 2000 Stock Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-62960) on June 14, 2001.
10.17	Wilfred J. Corrigan Employment Agreement dated as of September 20, 2001. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.*
10.18	Manufacturing Technology Joint Development and Foundry Supply Agreement dated as of March 30, 2001 by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.+
10.19	LSI Logic Corporation 2003 Equity Incentive Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on From S-8 (No. 333-106206) on June 17, 2003.*
10.20	Registration Rights Agreement between LSI Logic Corporation and Morgan Stanley & Co., Inc., dated May 16, 2003. Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.21	LSI Logic Corporation 1991 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.*

10.22	Form of Notice of Grant under LSI Logic Corporation Nonqualified Stock Option Agreement. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.*
10.23	LSI Logic Corporation 2003 Equity Incentive Plan Restricted Stock Unit Agreement. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.*
10.24	Engenio Information Technologies, Inc. Amended and Restated 2004 Equity Incentive Plan. Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K on November 4, 2004.*
10.25	Engenio Information Technologies, Inc. 2004 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K on November 4, 2004.*
10.26	Form of Notice of Grant under Engenio Information Technologies, Inc. 2004 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K on November 4, 2004.*
10.27	Lease Agreement dated June 30, 2004, for 670 N. McCarthy Boulevard, Milpitas, California, between Engenio Information Technologies, Inc. and The Irvine Company. Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.28	First Amendment, dated October 28, 2004, to the Lease Agreement (dated June 30, 2004), for 670 N. McCarthy Boulevard, Milpitas, California, between Engenio Information Technologies, Inc. and The Irvine Company. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.29	Lease Agreement dated December 31, 2003, for 1621 Barber Lane, Milpitas, California, between the Registrant and Limar Realty Corp. #9. Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.30	Lease Agreement dated December 31, 2003, for 765 Sycamore Drive, Milpitas, California, between the Registrant and Limar Realty Corp. #4. Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.31	Lease Agreement dated December 31, 2003, for 1501 McCarthy Boulevard, Milpitas, California, between the Registrant and Limar Realty Corp. #4. Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.32	Lease Agreement dated February 20, 2004, for 1855 Barber Lane, Milpitas, California, between the Registrant and TriNet Milpitas Associates, LLC. Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.33	Lease Agreement dated February 20, 2004, for 560 Cottonwood Drive, Milpitas, California, between the Registrant and TriNet Milpitas Associates, LLC. Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.34	Assignment and Assumption of Lease dated May 27, 2004, for 5400 Airport Boulevard, Suites 100 and 200, Boulder, Colorado, between LakeCentre Plaza Limited, Ltd., LLLP and Engenio Information Technologies, Inc. Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.35	Lease Modification Agreement dated June 21, 2004, for 5400 Airport Boulevard, Suites 100 and 200, Boulder, Colorado, between LakeCentre Plaza Limited, Ltd., LLLP and Engenio Information Technologies, Inc. Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.36	Form of Notice of Grant of Restricted Stock Units under LSI Logic Corporation 2003 Equity Incentive Plan. Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.37	LSI Logic Corporation 2004 16(b) Executive Officer Incentive Plan. Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.38	Summary Description of the Engenio Information Technologies, Inc. 2004 Incentive Plan. Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.39	Summary Description of LSI Logic Corporation 2005 Semiconductor Incentive Plan. Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K on April 7, 2005.*
10.40	Summary Description of Engenio Technologies, Inc. 2005 Incentive Plan. Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K on April 7, 2005.*
10.41	Form of Annual Director Option Agreement. Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K on April 7, 2005.*
10.42	Form of Notice of Grant of Stock Options and Option Agreement. Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K on April 7, 2005.*
10.43	Employment Agreement with Abhijit Y. Talwalkar, effective as of May 23, 2005. Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K on May 24, 2005.*
10.44	Amendment No. 1 to the LSI Logic Corporation 1991 Equity Incentive Stock Option Agreement dated August 15, 1997 with Wilfred J. Corrigan. Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K on June 17, 2005.*
10.45	Amendment No. 1 to the LSI Logic Corporation 1991 Equity Incentive Stock Option Agreement dated November 20, 1998 with Wilfred J. Corrigan. Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K on June 17, 2005.*
10.46	Standalone Stock Option Agreement issued to Abhijit Y. Talwalkar. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-126594) on July 14, 2005.*
10.47	Abhijit Y. Talwalkar LSI Logic Corporation 2003 Equity Incentive Plan Nonqualified Stock Option Agreement, effective as of June 1, 2005. Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005.*
10.48	Abhijit Y. Talwalkar Notice of Grant under LSI Logic Corporation 2003 Equity Incentive Plan Nonqualified Stock Option Agreement, effective as of June 1, 2005. Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005.*+
10.49	LSI Logic Corporation 2003 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005.*
10.50	LSI Logic Corporation Form of Notice of Grant of Stock Options under the 2003 Equity Incentive Plan. Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005.*
10.51	Separation Agreement with W. Richard Marz, effective October 5, 2005. Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K on October 11, 2005.*
14.1	Code of Ethics for Principal Executive and Senior Financial Officers of LSI Logic Corporation. Included as an exhibit to this Annual Report on Form 10-K for the year ended December 31, 2005.
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included as part of this Annual Report on Form 10-K).
31.1	Certification of the Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-15(e) and 15de-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Denotes management contract or compensatory plan or arrangement.

+	Confidential treatment has been granted with respect to certain portions of these exhibits. Redacted versions have been filed with the Securities and Exchange Commission.

**	Furnished, not filed.