Form 10-Q
period 2006-04-02
LSI LOGIC CORP
filed 2006-05-12
CIK 703360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 2, 2006
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
Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer (in Rule 12b-2 of the Exchange Act), (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐     No ☑
     As of May, 10, 2006, there were 396,721,138 shares of the registrant’s Common Stock, $.01 par value, outstanding.

LSI LOGIC CORPORATION
Form 10-Q
For the Quarter Ended March 31, 2006
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LSI LOGIC CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2006	2005
	(In thousands, except per-share amounts)
Assets
Cash and cash equivalents	$303,830	$264,649
Short-term investments	727,759	674,260
Accounts receivable, less allowances of $17,973 and $15,328	266,409	323,310
Inventories	186,121	194,814
Prepaid expenses and other current assets	159,807	163,086

Total current assets	1,643,926	1,620,119

Property and equipment, net	94,290	98,285
Other intangibles assets, net	34,758	45,974
Goodwill	928,542	928,542
Other assets	107,889	103,146

Total assets	$2,809,405	$2,796,066

Liabilities and Stockholders’ Equity
Accounts payable	$150,985	$171,632
Accrued salaries, wages and benefits	63,263	77,713
Other accrued liabilities	154,164	140,194
Income taxes payable	82,605	79,290
Current portion of long-term debt	273,225	273,940

Total current liabilities	724,242	742,769

Long-term debt	350,000	350,000
Tax related liabilities and other	74,390	75,110

Total long-term obligations and other liabilities	424,390	425,110

Commitments and contingencies (Note 11)

Minority interest in subsidiary	235	237
Stockholders’ equity:
Preferred shares; $.01 par value; 2,000 shares authorized, none outstanding	—	—
Common stock; $.01 par value; 1,300,000 shares authorized; 395,931 and 394,015 shares outstanding, respectively	3,959	3,940
Additional paid-in capital	3,018,880	2,996,102
Accumulated deficit	(1,376,776)	(1,389,944)
Accumulated other comprehensive income	14,475	17,852

Total stockholders’ equity	1,660,538	1,627,950

Total liabilities and stockholders’ equity	$2,809,405	$2,796,066

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

LSI LOGIC CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005
	(In thousands, except per-share amounts)
Revenues	$475,884	$450,007
Cost of revenues	271,395	259,901

Gross profit	204,489	190,106

Research and development	102,274	100,072
Selling, general and administrative	68,878	58,599
Restructuring of operations and other items, net	5,650	1,533
Amortization of intangibles	11,216	17,613

Income from operations	16,471	12,289
Interest expense	(6,330)	(6,710)
Interest income and other, net	9,527	5,390

Income before income taxes	19,668	10,969
Provision for income taxes	6,500	6,250

Net income	$13,168	$4,719

Net income per share:
Basic	$0.03	$0.01

Diluted	$0.03	$0.01

Shares used in computing per share amounts:
Basic	394,851	387,664

Diluted	402,189	390,458

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

LSI LOGIC CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Operating activities:
Net income	$13,168	$4,719
Adjustments:
Depreciation and amortization	25,335	40,765
Stock-based compensation expense	11,831	1,455
Non-cash restructuring and other items	(2,958)	849
Non-cash foreign exchange gain	(588)	—
Gain on sale of equity securities	(1,429)	—
Gain on sale of property and equipment	—	(54)
Changes in deferred tax assets and liabilities	(3)	37
Changes in assets and liabilities:
Accounts receivable	56,889	12,576
Inventories	8,693	15,534
Prepaid expenses and other assets	9,404	(5,115)
Accounts payable	(23,008)	(9,466)
Accrued and other liabilities	2,226	(1,969)

Net cash provided by operating activities	99,560	59,331

Investing activities:
Purchase of debt securities available-for-sale	(166,193)	(112,325)
Maturities and sales of debt securities available-for-sale	108,166	102,313
Purchases of equity securities	(150)	—
Proceeds from sales of equity securities	1,555	—
Purchases of property, equipment and software	(15,978)	(8,433)
Proceeds from sale of property and equipment	—	1,411
Adjustment to goodwill acquired in a prior year for resolution of a pre-acquisition income tax contingency	—	5,792

Net cash used in investing activities	(72,600)	(11,242)

Financing activities:
Issuance of common stock	11,988	1,354
Repayment of debt obligations	—	(97)

Net cash provided by financing activities	11,988	1,257

Effect of exchange rate changes on cash and cash equivalents.	233	(3,335)

Increase in cash and cash equivalents	39,181	46,011

Cash and cash equivalents at beginning of period	264,649	218,723

Cash and cash equivalents at end of period	$303,830	$264,734

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

LSI LOGIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
     In the opinion of LSI Logic Corporation (the “Company” or “LSI”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments and restructuring and other items, net as discussed in Note 3 to the Unaudited Consolidated Condensed Financial Statements, hereafter referred to as the “Notes”), necessary to state fairly the financial information included herein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     For financial reporting purposes, the Company reports on a 13 or 14-week quarter with a year ending December 31. The current quarter ended April 2, 2006. For presentation purposes, the consolidated condensed financial statements refer to the calendar quarters for convenience. The results of operations for the quarter ended April 2, 2006, are not necessarily indicative of the results to be expected for the full year. The first quarters of 2006 and 2005 consisted of 13 weeks each.
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
     Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2006 presentation.
Recent Accounting Pronouncements
     There have been no material changes to the recent accounting pronouncements as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
NOTE 2 — STOCK-BASED COMPENSATION
     On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS 123R”), using the modified prospective transition method. In accordance with the modified prospective transition method, the Company began recognizing compensation expense for all share-based awards granted after January 1, 2006, plus unvested awards granted prior to January 1, 2006. Under this method of implementation, no restatement of prior periods has been made. The cumulative effect of adopting SFAS 123R was not significant.
Description of the Company’s equity compensation plans:
     2003 Equity Incentive Plan (“2003 plan”): The 2003 Plan was approved by stockholders in May 2003. Under this plan, the Company may grant stock options or restricted stock to employees, officers and consultants. Stock options will have an exercise price that is no less than the fair market value of the stock on the date of grant. The term of each option or restricted stock award is determined by the Board of Directors or its committtee and for option grants on or after February 12, 2004, will generally be seven years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant. Restricted stock awards may be granted with the vesting requirements determined by the Board of Directors.
     The 1991 Equity Incentive Plan (“the 1991 Plan”): Under the 1991 plan, the Company may grant stock options to employees, officers and consultants, with an exercise price that is no less than the fair market value of the stock on the date of grant. The term of each option is determined by the Board of Directors or its committee and has generally been ten years. For options granted on or after February 12, 2004, the term of the options will generally be seven years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant. With respect to shares previously approved by stockholders, no incentive stock options may be granted under this plan after March 2001.
     The 1995 Director Option Plan: Under the 1995 Director Option Plan, new directors receive an initial grant of 30,000 options to purchase shares of common stock and directors receive subsequent automatic grants of 30,000 options to purchase shares of common stock each year thereafter. The initial grants vest in annual increments of 25% per year, commencing one year from the date of grant. Subsequent option grants become exercisable in full six months after the grant date. The term of each option is ten years. The exercise price of the options granted is equal to the fair market value of the stock on the date of grant.
     The 1999 Nonstatutory Stock Option Plan (“the 1999 Plan”): Under the 1999 Plan, the Company may grant stock options to its employees, excluding officers, with an exercise price that is no less than the fair market value of the stock on the date of grant. The term of each option is determined by the Board of Directors or its committee and has generally been ten years. For options granted on or after February 12, 2004, the term of the options will be seven years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant.
     The Employee Stock Purchase Plan, amended and restated (“US ESPP”): Under the US ESPP, rights are granted to LSI Logic employees in the United States to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of a 12-month offering period or the end of each six-month purchase period within such an offering period. There are 10,906,846 shares remaining available for future issuance under this plan. The US ESPP includes an annual replenishment calculated at 1.15% of the Company’s common stock issued and outstanding at the fiscal year end less the number of shares available for future grants under the US ESPP. No shares have been added to the US ESPP from the annual replenishment since January 2001.
     International Employee Stock Purchase Plan (“IESPP”): Under the IESPP, rights are granted to LSI Logic employees (excluding executive officers) outside of the United States to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of a 12-month offering period or the end of each six-month purchase period within such an offering period. There are 1,134,789 shares remaining available for future issuance under this plan, of which 1,000,000 shares were added to the plan by stockholder approval in 2004.
Stock-based compensation expense under SFAS 123R:
     Stock-based compensation expense under SFAS 123R in the consolidated condensed statements of operations for the quarter ended March 31, 2006 was $11.8 million as shown in the table below. Stock-based compensation costs capitalized to inventory and software for the three months ended March 31, 2006 are not significant.
     The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period (the requisite service period), on a straight-line basis. The table below summarizes stock-based compensation expense, related to employee stock options, Employee Stock Purchase Plan (“ESPP”) and restricted stock awards under SFAS 123R for the three months ended March 31, 2006.
     Prior to January 1, 2006, the Company accounted for stock-based compensation awards using the intrinsic value method under APB 25 and related interpretations and followed the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended. Such disclosure-only provisions are also referred to herein as pro forma financial information. Under APB 25 and related interpretations, compensation cost for stock options, if any, was measured as the excess of the quoted market price on the date of grant over the exercise price and recognized over the vesting period on a straight-line basis. The Company’s policy is to grant options with an exercise price no less than the quoted closing market price of the Company’s stock on the date of grant. For a complete discussion of stock-based compensation prior to January 1, 2006, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

	Three months ended March 31,
Stock-based compensation expense:	2006	2005
	(In thousands)
Cost of revenues	$1,525	$161
Research and development	4,522	835
Selling, general and administrative	5,784	459

Total stock-based compensation expense	$11,831	$1,455

Stock Options
     The fair value of each option grant is estimated on the date of grant using a reduced form calibrated binominal lattice model (“the lattice model”). This model requires the use of historical data for employee exercise behavior and the use of assumptions outlined in the following table:

Three months ended
Employee Stock Options Granted	March 31, 2006
Weighted average estimated grant date fair value	$3.37

Weighted average assumptions in calculation:
Expected life (years)	4.25
Risk-free interest rate	4.59%
Volatility	47.84%
Dividend yield	—
Kurtosis	4.08
Skewness	(0.54)
     The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the lattice model. The expected life of employee stock options is impacted by all of the underlying assumptions and calibration of the Company’s model.
     The Company used an equally weighted combination of historical and implied volatilities as of the grant date. The historical volatility is the standard deviation of the daily stock returns for LSI from the date of the Company’s initial public offering in 1983. The Company used implied volatilities of near-the-money LSI traded call options as stock options are call options that are granted at the money. The historical and implied volatilities were annualized and equally weighted to determine the volatilities as of the grant date. Prior to January 1, 2006, the Company used historical implied stock price volatilities in accordance with SFAS 123 for purposes of its pro forma information. Company management believes that the equally weighted combination of historical and implied volatilities is more representative of future stock price trends than sole use of historical implied volatilities.
     The risk-free interest rate assumption is based upon observed interest rates of constant maturity treasuries appropriate for the term of the Company’s employee stock options. The estimated kurtosis and skewness are technical measures of the distribution of stock price returns, based on the Company’s stock price return history as well as consideration of academic analyses.
     The lattice model assumes that employees’ exercise behavior is a function of the option’s remaining vested life and the extent to which the option is in-the-money. The lattice model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations on all past option grants made by the Company since the initial public offering in 1983.
     As stock-based compensation expense recognized in the consolidated condensed statement of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. For the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.
     A summary of the changes in stock options outstanding under the Company’s equity-based compensation plans during the fiscal quarter ended March 31, 2006 is presented below (share amounts in thousands):

	2006
		Weighted	Weighted	Average
		Average	Average	Intrinsic
	Number of	Exercise	Remaining	Value
	Shares	Price Per	Contractual	(In
	(In thousands)	Share	Term	thousands)

Options outstanding at January 1,	70,618	$13.21
Options granted	2,327	9.59
Options exercised	(1,715)	(6.99)
Options canceled	(3,088)	(17.76)

Options outstanding at March 31,	68,142	$13.03	5.14	$167,386

Options exercisable at March 31,	44,296	$15.92	4.50	$74,392

     During the second quarter of 2005, Abhijit Y. Talwalkar, President and Chief Executive Officer (“Mr. Talwalkar”) was granted non-statutory stock options to purchase 2,000,000 shares of Company common stock under the 2003 Equity Incentive Plan at an exercise price equal to the closing price per share on the NYSE for the common stock of the Company on the date of grant. The shares subject to such option will vest based on Mr. Talwalkar attaining certain performance criteria determined by the Compensation Committee of the Board of Directors. The shares subject to such option are scheduled to fully vest six years after the date of grant, whether or not the performance goals are met, and subject to Mr. Talwalkar’s continued employment with the Company on each scheduled vesting date.
     As of March 31, 2006, total unrecognized compensation expense related to nonvested stock options, net of estimated forfeitures, was approximately $79 million and is expected to be recognized over the next 1.8 years on a weighted average basis. The total intrinsic value of options exercised in the first quarter of 2006 was $5.5 million. Cash received from stock option exercises was $12 million during the three months ended March 31, 2006.
     The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective assumptions. The Company uses third-party consultants to assist in developing the assumptions used in as well as calibrating the lattice model. The Company is responsible for determining the assumptions used in estimating the fair value of its share based payment awards.
Employee Stock Purchase Plans
     The Company also has two employee stock purchase plans (“ESPPs” — US ESPP and IESPP) under which rights are granted to all employees to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of a 12-month offering period or the end of each six-month purchase period within such an offering period. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. No shares related to the ESPPs were issued during the quarter ended March 31, 2006. There were approximately 12 million shares of common stock reserved for issuance under the ESPPs as of March 31, 2006.
Restricted Stock Awards
     Under the 2003 Equity Incentive Plan (“2003 Plan”), the Company may grant restricted stock awards. No participant may be granted more than 0.5 million shares of restricted stock in any year. The vesting requirements for the restricted stock awards are determined by the Board of Directors. Typically, vesting of restricted stock awards is subject to the employee’s continuing service to the Company. The cost of these awards is subject to the employee’s continuing service to the Company. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant and compensation expense is recognized over the vesting period on a straight-line basis.
     A summary of the changes in restricted stock awards outstanding during the three months ended March 31, 2006 is presented below:

	2006
		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value

	(In thousands)
Non-vested shares at January 1,	2,375	$6.20
Granted	249	9.45
Vested	(518)	5.53
Forfeited	(48)	5.95

Non-vested shares at March 31,	2,058	$6.76

     As of March 31, 2006, the Company had approximately $11 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock awards, which will be recognized over the weighted average period of 1.4 years. The fair value of shares vested in the first quarter of 2006 was $4.5 million.
     There are a total of approximately 123 million shares of common stock reserved for issuance upon exercise of options and vesting of restricted stock awards, including options available for future grants, outstanding under all stock option plans.
Income taxes
     In November 2005, The FASB issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has one year from the date of adoption to elect the transition method. Until such election is made, the “Long-Form” transition method must be used. In addition, in accordance with SFAS 123R, SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”), and EITF Topic D-32, “Intraperiod Tax Allocation of the Effect of Pretax Income from Continuing Operations,” the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company.
     The Company records its stock based compensation expense in multiple jurisdictions. In jurisdictions where an income tax deduction is allowed and an income tax benefit is realizable, the Company has recognized an income tax benefit. In jurisdictions where an income tax deduction is not allowed or where an income tax benefit is not realizable, an income tax benefit has not been recognized.
Earnings per share
     Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares outstanding and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of employee stock options and restricted common stock. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase the shares.

Pro Forma Information under SFAS 123 for Period Prior to January 1, 2006 :
     Prior to January 1, 2006, the Company followed the disclosure-only provisions of SFAS 123. The following table provides pro forma disclosures as if the Company had recorded compensation costs based on the estimated grant date fair value, as defined by the SFAS 123, for awards granted under its stock-based compensation plans. In such case, the Company’s net income per share would have been adjusted to the pro forma amounts below.

Three month ended
March 31, 2005
(In thousands, except
per share amounts)
Net income, as reported	$4,719
Add: Amortization of non-cash stock-based compensation expense determined under the intrinsic value method as reported in net income, net of related tax effects *	296
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(18,039)

Pro forma net loss	$(13,024)

Income/(loss) per share:
Basic-as reported	$0.01
Basic-pro forma	$(0.03)

Diluted-as reported	$0.01
Diluted-pro forma	$(0.03)

*	This amount excludes amortization of stock-based compensation on restricted stock awards.
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

Three months ended
Employee Stock Options Granted	March 31, 2005
Weighted average estimated grant date fair value	$3.84

Assumptions in calculation:
Expected life (years)	4.42
Risk-free interest rate	3.591%
Volatility	78.93%
Dividend yield	—
     No shares were issued under the ESPPs during the three months ended March 31, 2005.
NOTE 3— RESTRUCTURING AND OTHER ITEMS
     The Company recorded charges of $5.7 million in restructuring of operations and other items for the three months ended March 31, 2006. Of these charges, $4.7 million was recorded in the Semiconductor segment and $1.0 million was recorded in the Storage Systems segment. The Company recorded charges of $1.5 million in restructuring of operations and other items during the first quarter of 2005, primarily in the Semiconductor segment. For a complete discussion of the 2005 restructuring actions, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Restructuring and impairment of long-lived assets:
First quarter of 2006:
     The $5.7 million charge is related to the net effect of the following items. An expense of $2.7 million was recorded for changes in sublease assumptions for certain previously accrued facility lease termination costs. An expense of $0.5 million was recorded to reflect the change in time value of accruals for facility lease termination costs. An expense of $5.7 million was recorded for severance and termination benefits for employees primarily related to the one-time termination benefits for employees affected by the broad-based reorganization that was announced in August 2005. Other exit costs of $1.4 million include contract termination costs of $0.9 million related to sales representatives due to the Company’s strategic decision and an expense of $0.5 million for facility closure costs related to the Colorado fabrication facility as the expenses were incurred. A gain of $3.0 million was recorded to reflect the increase in fair value for our Colorado Springs facility that was sold to a third party subsequent to the first quarter of 2006. A gain of $1.6 million was recorded for the sale of certain intellectual property to a third-party during the first quarter of 2006 that was written down to zero due to impairment in a previous year.
     Assets held for sale of $120.5 million and $105.8 million were included as a component of prepaid expenses and other current assets as of March 31, 2006, and December 31, 2005, respectively. During the first quarter of 2006, $11.7 million assets were classified to assets held for sale in addition to the $3.0 million gain recorded as a result of the increase in fair value of our Colorado facility as discussed above. Assets classified as held for sale are not depreciated. The fair values of impaired equipment and facilities were thoroughly researched and estimated by management using the assistance of third party appraisers. Given that current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that the Company will realize the current net carrying value of the assets held for sale. The Company reassesses the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary.
     On April 5, 2006, the Company entered into a definitive agreement to sell its Gresham, Oregon manufacturing facility to ON Semiconductor for $105 million in cash. The Company also plans to enter into additional agreements with ON Semiconductor, including a wafer supply agreement, intellectual property license agreement and a transition services agreement. The transaction is subject to customary closing conditions.
     The following table sets forth the Company’s restructuring reserves as of December 31, 2005 and March 31, 2006, which are included in other accrued liabilities on the balance sheet:

	Balance at	Restructuring	Utilized	Balance at
	December 31,	Expense	during Q1	March 31,
	2005	Q1 2006	2006	2006

	(In thousands)
Decommissioning costs (a)	$4,993	$—	$(48)	$4,945
Lease terminations (b)	22,287	3,144	(2,220)	23,211
Facility closure and other exit costs (c)	—	1,368	(463)	905
Payments to employees for severance (d)	5,395	5,693	(1,743)	9,345

Total	$32,675	$10,205	$(4,474)	$38,406

(a)	The $4.9 million balance as of March 31, 2006, relates to estimates for selling costs for assets held for sale and is expected to be utilized during 2006.

(b)	Amounts utilized represent cash payments. The balance remaining for real estate lease terminations will be paid during the remaining terms of these contracts, which extend through 2011.

(c)	Amounts utilized represent cash payments. The balance remaining for facility closure and other exit costs will be paid during 2006.

(d)	Amounts utilized represent cash severance payments to 24 employees during the three months ended March 31, 2006. The balance remaining for severance is expected to be paid by the end of 2006.
NOTE 4 —INVESTMENTS

	March 31,	December 31,
	2006	2005

	(In thousands)
Available-for-sale debt securities
Asset and mortgage-backed securities	$356,348	$335,495
U.S. government and agency securities	298,038	266,077
Corporate and municipal debt securities	73,373	72,688

Total short-term investments	$727,759	$674,260

Long-term investments in equity securities
Marketable equity securities available-for-sale	$16,566	$18,769
Non-marketable equity securities	7,220	7,070

Total long-term investments in equity securities	$23,786	$25,839

     Accumulated other comprehensive income included unrealized gains on investments in available-for-sale debt and equity securities of $1 million, net of the related tax effect of $1 million, and $4 million, net of the related tax effect of $2 million, as of March 31, 2006, and December 31, 2005, respectively. Net realized losses on sales of investments in available-for-sale debt securities were $0.6 million and $0.3 million for the three months ended March 31, 2006 and 2005, respectively.
     The Company realized pre-tax gains of $1.4 million related to certain marketable available-for-sale equity securities in the first quarter of 2006. There were no realized gains or losses associated with marketable and non-marketable available-for-sale equity securities during the first quarter of 2005.
     In November 2005, FASB issued FSP FAS 115-1/FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1/124-1”). FSP 115-1/124-1 provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1/124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP is required to be applied to reporting periods beginning after December 15, 2005. The FSP did not have a material impact on the Company’s consolidated balance sheet or statement of operations.

NOTE 5 — BALANCE SHEET DETAIL

	March 31,	December 31,
	2006	2005
	(In thousands)
Cash and cash equivalents:
Cash in financial institutions	$44,440	$85,641
Cash equivalents	259,390	179,008

	$303,830	$264,649

Inventories:
Raw materials	$30,784	$30,541
Work-in-process	53,705	62,167
Finished goods	101,632	102,106

	$186,121	$194,814

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
NOTE 6 — DEBT

			Conversion	March 31,	December 31,
	Maturity	Interest Rate	Price	2006	2005

				(In thousands)

2003 Convertible Subordinated Notes	May 2010	4%	$13.4200	$350,000	$350,000
2001 Convertible Subordinated Notes	November 2006	4%	$26.3390	271,848	271,848
Deferred gain on terminated swaps				1,377	2,092

				623,225	623,940
Current portion of long-term debt				(273,225)	(273,940)

Long-term debt				$350,000	$350,000

NOTE 7— RECONCILIATION OF BASIC AND DILUTED INCOME PER SHARE
     A reconciliation of the numerators and denominators of the basic and diluted net income per share computations are as follows:

	Three Months Ended March 31,
	2006			2005
			Per-			Per-
	Net		Share	Net		Share
	Income*	Shares+	Amount	Income*	Shares+	Amount
	(In thousands except per share amounts)
Basic :
Net income available to common stockholders	$13,168	394,851	$0.03	$4,719	387,664	$0.01

Potentially dilutive common securities	—	7,338	—	—	2,794	—

Diluted :
Net income available to common stockholders	$13,168	402,189	$0.03	$4,719	390,458	$0.01

*	Numerator

+	Denominator
     Options to purchase 45,195,499 and 51,758,887 shares outstanding as of March 31, 2006 and 2005, respectively, were excluded from the computation of diluted shares because of their antidilutive effect on net income per share.
     For the three months ended March 31, 2006, weighted average potentially dilutive shares of 36,401,581 associated with the 2003 and 2001 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on net income per share. For the three months ended March 31, 2005, weighted average potentially dilutive shares of 42,083,345 associated with the 2003 and 2001 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on net income per share.
NOTE 8 — COMPREHENSIVE INCOME/(LOSS)
     Comprehensive income/(loss) is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive income/(loss), net of taxes for the current reporting period and comparable period in the prior year is as follows:

	Three months ended March 31,
	2006	2005
	(In thousands)
Net income	$13,168	$4,719
Change in unrealized loss on derivative instruments designated as and qualifying as cash-flow hedges	—	(166)
Change in unrealized gain on available-for-sale securities.	(3,011)	(2,823)
Change in foreign currency translation adjustments	(366)	(3,449)

Comprehensive income/(loss)	$9,791	$(1,719)

NOTE 9 — SEGMENT REPORTING
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

     The following is a summary of operations by segment for the three months ended March 31, 2006 and 2005:

	Three months ended March 31,
	2006	2005
	(In thousands)
Revenues:
Semiconductor	$298,374	$304,038
Storage Systems	177,510	145,969

Total	$475,884	$450,007

Income/(loss) from operations:

Semiconductor	$3,529	$14,002
Storage Systems	12,942	(1,713)

Total	$16,471	$12,289

     Intersegment revenues for the periods presented above were not significant. For the three months ended March 31, 2006, restructuring of operations and other items for the Semiconductor and Storage Systems segments were $5 million and $1million, respectively. For the three months ended March 31, 2005, restructuring of operations and other items, net of $2 million, were primarily included in the Semiconductor segment.
     Significant Customers. The following table summarizes the number of our significant customers, each of whom accounted for 10% or more of the Company’s revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment:

	Three months ended March 31,
	2006	2005
Semiconductor segment:
Number of significant customers	1	2
Percentage of segment revenues	19%	16%, 13%
Storage Systems segment:
Number of significant customers	2	4
Percentage of segment revenues	43%, 15%	39%, 14 12%, 10	%, %
Consolidated:
Number of significant customers	2	2
Percentage of consolidated revenues	17%, 12%	13%, 11%
     The following is a summary of total assets by segment as of March 31, 2006, and December 31, 2005:

	March 31,	December 31,
	2006	2005
	(In thousands)
Total assets:
Semiconductor	$2,309,370	$2,285,913
Storage Systems	500,035	510,153

Total	$2,809,405	$2,796,066

     Revenues from domestic operations were $237 million, representing 50% of consolidated revenues for the three months ended March 31, 2006, compared to $208 million, representing 46% of consolidated revenues for the same period of 2005.

NOTE 10— RELATED PARTY TRANSACTIONS
     A member of our board of directors is also a member of the board of directors of Seagate Technology. The Company sells semiconductors used in storage product applications to Seagate Technology for prices an unrelated third party would pay for such products. Revenues to Seagate Technology were $56.4 million and $47.1 million for the three months ended March 31, 2006 and 2005, respectively. The Company had accounts receivable from Seagate Technology of $45.9 million and $41.2 million as of March 31, 2006 and December 31, 2005, respectively.
NOTE 11 — COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS
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
     In February 1999, a lawsuit alleging patent infringement was filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation, Limited Partnership (“Lemelson”) against 88 electronics industry companies, including LSI. The case number is CIV990377PHXRGS. The patents involved in this lawsuit are alleged to relate to semiconductor manufacturing and computer imaging, including the use of bar coding for automatic identification of articles. The plaintiff has sought a judgment of infringement, an injunction, treble damages, attorneys’ fees and further relief as the court may provide. In September 1999, the Company filed an answer denying infringement and raising affirmative defenses. In addition, the Company asserted a counterclaim for declaratory judgment of non-infringement, invalidity and unenforceability of Lemelson’s patents. In December 2005, Lemelson filed a motion asking the Court to dismiss, with prejudice, all claims related to the fourteen computer imaging patents. LSI did not oppose the motion and the Court has dismissed those patents, with prejudice. In October 2005, the court issued a preliminary ruling on the claim construction of the four remaining patents, following a hearing in December 2004. At the court’s request, the parties have submitted objections to the preliminary ruling. A final ruling on the claim construction is anticipated to be issued; however, the Court has not indicated when that will occur. No trial date has been set. While the Company can give no assurances regarding the final outcome of this lawsuit, the Company believes the allegations made by Lemelson are without merit and is defending the action vigorously.
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

NOTE 12 — SUBSEQUENT EVENTS
     On April 5, 2006, the Company entered into a definitive agreement to sell its Gresham, Oregon manufacturing facility to ON Semiconductor for $105 million in cash. The Company will also enter into additional agreements with ON Semiconductor, including a wafer supply agreement, intellectual property license agreement and a transition services agreement. The transaction is subject to customary closing conditions.
     Silicon Graphics, a customer of LSI, filed for chapter 11 bankruptcy protection under the United States Bankruptcy Code on May 8, 2006. As a result of this action, the Company recorded a $5.6 million charge in the first quarter of 2006 because the Company does not believe the receivable balance as of March 31, 2006 is collectible. Of this charge, $5.4 million relates to the Storage Systems segment and $0.2 million relates to the Semiconductor segment. As a result, the financial statements for the first quarter of 2006 contained herein have been revised from those that were furnished in our Form 8-K that was filed on April 26, 2006 to reflect this charge. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as considered necessary.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Form 10-Q contains forward-looking statements. In many cases you can identify forward-looking statements by terminology such as “may”, “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. In addition, forward-looking statements in this document include, but are not limited to, the following: projected net income per diluted share in the second quarter of 2006, projected revenues in the second quarter of 2006, projections of gross profit margins in the second quarter of 2006 and projected capital expenditures in 2006. We assume no obligation to update any such forward-looking statements, and these statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. For a summary of such risks and uncertainties, please see the paragraphs located in Item 1A entitled “Risk Factors” in Part II and please also see the Risk Factors located in our Annual Report on Form 10-K for our year ended December 31, 2005.
OVERVIEW
     We are a leading provider of silicon-to-system solutions that are used at the core of products that create, store and consume digital information. We offer a broad portfolio of capabilities including custom and standard product intergrated circuits, host bus and RAID adapters, storage area network solutions and software applications. Our products enable leading technology companies in the Storage and Consumer markets to deliver some of the most advanced and well-known electronic systems in the market today. On April 5, 2006, we signed a definitive agreement to sell our Gresham, Oregon semiconductor manufacturing facility to ON Semiconductor for approximately $105 million in cash. Under the terms of the agreement, ON Semiconductor will offer employment to substantially all of the LSI manufacturing employees based at the Gresham site, with the remaining non-manufacturing workforce expected to continue their employment with LSI. ON Semiconductor also entered into additional agreements with LSI, including a multi-year wafer supply and test agreement, intellectual property license agreement, transition services agreement and a facilities use agreement.

     On March 6, 2006, we announced plans to focus our business on growth opportunities in the information storage and consumer markets, increasing associated research and development (“R&D”) investments in these areas by redirecting R&D from non-core areas and reducing associated selling, general and administrative (“SG&A”) expenditures. Consistent with our increased focus on storage markets, we have cancelled our previously postponed plan for an initial public offering of our wholly-owned subsidiary Storage Systems subsidiary, Engenio Information Technologies, Inc. We intend to fund additional R&D investments in our focus markets by redirecting ongoing investments in RapidChip platform custom solutions technology and by selling our ZSP digital signal processor (“DSP”) unit. We will cease further RapidChip development and realign our custom silicon capabilities to more deeply serve customers in the information storage and consumer markets. RapidChip customer designs currently in production or under development will continue and are not affected by this action.
     On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS 123R”), using the modified prospective transition method. Using the modified prospective transition method of adopting SFAS 123R, we began recognizing compensation expense for all share-based awards granted after January 1, 2006, and all unvested awards granted prior to January 1, 2006. Under this method of implementation, no restatement of prior periods has been made. Stock-based compensation expense under SFAS 123R in the consolidated condensed statements of operations for the quarter ended March 31, 2006 was $11.8 million. See Note 2 of the Notes.
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
     Revenues for the three months ended March 31, 2006 were $475.9 million representing a 6% increase from $450.0 million in revenues for the months ended March 31, 2005. The increase is attributable to higher revenues in our Storage Systems segment, offset in part by a decrease in revenues for our Semiconductor segment.
     We reported a net income of $13.2 million or $0.03 a diluted share for the three months ended March 31, 2006 as compared to a net income of $4.7 million or $0.01 a diluted share for the three months ended March 31, 2005.
     In the second quarter of 2006, we expect our consolidated revenues to be in the range of $470 million to $500 million.
     In April 2006, Portal Player, Inc., a customer of ours in the Semiconductor segment, announced that the next generation of their 5021 solution had not been selected for use in mid-range and high-end flash-based iPods. We expect this to negatively impact our revenues in the second half of 2006 in an amount up to $40 million.
     Cash, cash equivalents and short-term investments were $1.03 billion as of March 31, 2006 as compared to $938.9 million as of December 31, 2005. For the three months ended March 31, 2006, we generated $99.6 million in cash provided by operations as compared to $59.3 million in the same period of 2005.
     Where more than one significant factor contributed to changes in results from year to year, we have quantified such factors throughout Management’s Discussion & Analysis, where practicable.
RESULTS OF OPERATIONS
Revenues:

	Three Months Ended
	March 31,	March 31,
	2006	2005
Semiconductor segment	$298.4	$304.0
Storage Systems segment	177.5	146.0

Consolidated	$475.9	$450.0

     There were no significant intersegment revenues during the periods presented.
Three months ended March 31, 2006 compared to the same period of 2005
     Total consolidated revenues for the first quarter of 2006 increased $25.9 million or 6% as compared to the first quarter of 2005.
     Semiconductor segment:
     Revenues for the Semiconductor segment decreased $5.6 million or 2% for the three months ended March 31, 2006 as compared to the same period in 2005. The decrease in semiconductor revenues is attributable to the net effect of the following factors:
•	Revenues decreased for semiconductors used in consumer product applications such as videogame products and professional products, offset in part by increased demand for semiconductors used in digital audio players and cable set-top box solutions;

•	Revenues increased for semiconductors used in storage product applications such as custom silicon used in hard disk drives and increased demand for semiconductors used in communication product applications such as office automation solutions, switches and wide area network (“ WAN”) products.
     Storage Systems segment:
     Revenues for the Storage Systems segment increased $31.5 million or 22% for the first quarter of 2006 from the first quarter of 2005. The increase in revenues is primarily attributable to increased demand for the high-end controller product introduced in the second quarter of 2005 and our command module products.
     Significant Customers. The following table summarizes the number of our significant customers, each of whom accounted for 10% or more of our revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment:

	Three months ended March 31,
	2006	2005
Semiconductor segment:
Number of significant customers	1	2
Percentage of segment revenues	19%	16%, 13%
Storage Systems segment:
Number of significant customers	2	4
Percentage of segment revenues	43%, 15%	39%, 14%, 12%, 10%
Consolidated:
Number of significant customers	2	2
Percentage of consolidated revenues	17%, 12%	13%, 11%
     Revenues by geography. The following table summarizes our revenues by geography:

	Three Months Ended
	March 31, 2006	March 31, 2005
Revenues:
North America	$236.9	$207.5
Asia, including Japan	186.4	195.3
Europe	52.6	47.2

Total	$475.9	$450.0

Three months ended March 31, 2006 compared to the same period of 2005
     In the first quarter of 2006, revenues increased in North America and Europe as compared to the first quarter of 2005. The increase in North America is attributable to an increase in demand for semiconductors used in consumer product applications such as digital audio players and cable set-top box solutions and increased revenues for the Storage Systems segment. The increase was offset in part by decreased demand for semiconductors used in storage product applications and communication product applications such as communication custom solutions and wireless products. Revenues in Asia, including Japan, decreased in the first quarter of 2006 as compared to the first quarter of 2005. The decrease in revenues in Asia, including Japan, is attributable to decreased demand for semiconductors used in consumer product applications such as videogame products, offset in part by increased demand for DVD-R products and increased revenues for semiconductors used in storage product applications such as hard disk drives and communication product applications primarily due to a continued shift in revenues to Asia from other regions for custom solutions. The increase in Europe is primarily attributable to increases in revenues for semiconductors used in consumer product applications such as DVD-R and storage product applications and increased revenues in the Storage Systems segment. These increases were offset in part by decreased demand for semiconductors used in communication product applications.
     Operating costs and expenses. Key elements of the consolidated statements of operations for the respective segments are as follows:
Gross profit margin:

	Three Months Ended
	March 31, 2006	March 31, 2005
Semiconductor segment	$139.4	$142.5
Percentage of revenues	47%	47%
Storage Systems segment	$65.1	$47.6
Percentage of revenues	37%	33%

Consolidated	$204.5	$190.1

Percentage of revenues	43%	42%
Three months ended March 31, 2006 compared to the same period of 2005
     The consolidated gross profit margin as a percentage of revenues increased to 43% in the first quarter of 2006 from 42% in the first quarter of 2005.
     Semiconductor segment:
     The gross profit margin as a percentage of revenues for the Semiconductor segment was 47% in the first quarters of 2006 and 2005. A more detailed description of factors affecting the gross profit margins in the first quarter of 2006 as compared to the same period of 2005 is as follows:
•	Manufacturing variances for the Gresham facility were more favorable in the first quarter of 2006 compared to the same period of 2005 as a result of yield improvements and operating cost savings attributable to write-downs recorded in the second half of 2005 related to the impairment of the Gresham manufacturing facility. These improvements were offset by:

•	An unfavorable shift in product mix in the first quarter of 2006 and lower average selling prices on DVD-R products; and

•	Stock-based compensation expense associated with the adoption of SFAS 123R as of January 1, 2006 (See Note 2 of the Notes).
     Storage Systems segment:
     The gross profit margin as a percentage of revenues for the Storage Systems segment increased to 37% in the first quarter of 2006 from 33% for the same period in 2005. The increase in gross profit margins is attributable to improved product mix associated with the introduction of our new high-end controller product in the second quarter of 2005 and material cost reductions. These increases were offset in part by lower average selling prices on certain RSA products and stock-based compensation expense associated with the adoption of SFAS 123R as of January 1, 2006. (See Note 2 of the Notes).
     We expect our overall consolidated gross profit margins to be in the 42.5% to 43.5% range in the second quarter of 2006.
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
     On April 5, 2006, we announced that we signed a definitive agreement to sell our Gresham, Oregon semiconductor manufacturing facility to ON Semiconductor for approximately $105 million in cash. Under the terms of the agreement, ON Semiconductor will offer employment to substantially all of the LSI manufacturing employees based at the Gresham site, with the remaining non-manufacturing workforce expected to continue their employment with LSI. ON Semiconductor will also enter into additional agreements with LSI, including a multi-year wafer supply and test agreement, intellectual property license agreement, transition services agreement and a facilities use agreement.
     We also own our Storage Systems segment manufacturing facility in Wichita, Kansas. In addition, we acquire wafers, assembly and test services from vendors in Taiwan, Japan, Malaysia, Korea and China and outsource a portion of our Storage Systems segment manufacturing to facilities in Ireland. Utilizing diverse manufacturing locations allows us to better manage potential disruption in the manufacturing process due to economic and geographic risks associated with each location.
     Our operating environment, combined with the resources required to operate in the Semiconductor and Storage Systems industries, requires that we manage a variety of factors. These factors include, among other things:
•	Competitive pricing pressures;

•	Product mix;

•	Factory capacity and utilization;

•	Geographic location of manufacturing;

•	Manufacturing yields;

•	Availability of certain raw materials;

•	Implementation of new process technologies;

•	Adoption of new industry standards;

•	Terms negotiated with third-party subcontractors; and

•	Foreign currency fluctuations.
     These and other factors could have a significant effect on our gross profit margin in future periods.
Research and development:

	Three Months Ended
	March 31, 2006	March 31, 2005
Semiconductor segment	$81.6	$79.2
Percentage of revenues	27%	26%
Storage Systems segment	$20.7	$20.9
Percentage of revenues	12%	14%

Consolidated	$102.3	$100.1

Percentage of revenues	22%	22%
Three months ended March 31, 2006 compared to the same period of 2005
     Research and development (“R&D”) expenses increased $2.2 million or 2% during the first quarter of 2006 as compared to the first quarter of 2005.
     Semiconductor segment:
     R&D expenses in the Semiconductor segment increased by $2.4 million or 3% in the first quarter of 2006 as compared to the first quarter of 2005. The increase in R&D expenses for the Semiconductor segment is primarily the result of an increase in stock-based compensation expense associated with the adoption of SFAS 123R on January 1, 2006, offset in part by other miscellaneous spending reductions.
     Storage Systems segment:
     R&D expenses in the Storage Systems segment remained relatively flat in the first quarter of 2006 as compared to the first quarter of 2005. R&D expenses as a percentage of Storage Systems segment revenues were 12% for the first quarter of 2006 as compared to 14% for the same period of 2005.
Selling, general and administrative:

	Three Months Ended
	March 31, 2006	March 31, 2005
Semiconductor segment	$40.3	$37.2
Percentage of revenue	14%	12%
Storage Systems segment	$28.6	$21.4
Percentage of revenue	16%	15%

Consolidated	$68.9	$58.6

Percentage of revenue	15%	13%

Three months ended March 31, 2006 compared to the same period of 2005
     Consolidated SG&A expenses increased $10.3 million or 18% during the first quarter of 2006 as compared to the first quarter of 2005. Silicon Graphics, a customer of ours, filed for chapter 11 bankruptcy protection under the United States Bankruptcy Code on May 8, 2006. As a result of this action, we recorded a $5.6 million charge in the first quarter of 2006 because we do not believe the receivable balance as of March 31, 2006 is collectible. Of this charge, $5.4 million relates to the Storage Systems segment and $0.2 million relates to the Semiconductor segment. We perform ongoing credit evaluations of our customers’ financial condition and require collateral as considered necessary. (See Note 12 of the Notes).
     Semiconductor segment:
     SG&A expenses for the Semiconductor segment increased $3.1 million or 8% for the first quarter of 2006 as compared to the same period of 2005. The increase in the Semiconductor segment was primarily due to an increase in stock-based compensation associated with SFAS 123R (See Note 2) offset in part by lower costs associated with professional services.
     Storage Systems segment:
     SG&A expenses for the Storage Systems segment increased $7.2 million or 34% in the first quarter of 2006 as compared to the same period of 2005. The increase in SG&A expenses for the first quarter of 2006 as compared to the first quarter of 2005 is mainly due to the following:
•	A $5.4 million charge recorded in the first quarter of 2006 to reduce a receivable balance with customer, Silicon Graphics, as discussed above;

•	An increase in expense associated with new product launches; and

•	Stock-based compensation associated with the adoption of SFAS 123R. See Note 2 of the Notes
     Restructuring of operations and other items: We recorded charges of $5.7 million in restructuring of operations and other items for the three months ended March 31, 2006. Of these charges, $4.7 million was recorded in the Semiconductor segment and $1.0 million was recorded in the Storage Systems segment. We recorded charges of $1.5 million in restructuring of operations and other items during the first quarter of 2005, primarily in the Semiconductor segment. See Note 3 of the Notes. For a complete discussion of the 2005 restructuring actions, please refer to our Annual Report on Form 10-K for the year ended December 31, 2005.
     Stock-based compensation: On January 1, 2006, we adopted SFAS 123R, using the modified prospective transition method. Using the modified prospective transition method of adopting SFAS 123R, we began recognizing compensation expense for all share-based awards granted after January 1, 2006 plus unvested awards granted prior to January 1, 2006. Under this method of implementation, no restatement of prior periods has been made. Stock-based compensation expense under SFAS 123R in the consolidated condensed statements of operations for the quarter ended March 31, 2006 was $11.8 million.
     The estimated fair value of our equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. The implementation of SFAS 123R did not have a significant impact on cash flows from operations during the quarter ended March 31, 2006. See Note 2 to the Notes for a further discussion on stock-based compensation.
     Amortization of intangibles: Amortization of intangible assets was $11.2 million for the first quarter of 2006 as compared to $17.6 million for the first quarter of 2005. The decrease is primarily a result of certain intangible assets becoming fully amortized during 2005. As of March 31, 2006, we had approximately $34.8 million of intangible assets, net of accumulated amortization that will continue to amortize.

     Interest expense: Interest expense decreased slightly by $0.4 million to $6.3 million in the first quarter of 2006 from $6.7 million in the first quarter of 2005. Interest expense declined as a result of a lower debt balance from the repurchase of $149.7 million of the 2001 Convertible Notes during the second quarter of 2005, partially offset by a lower benefit from the amortization of the deferred gain on the terminated swaps (See Note 6 of the Notes).
     Interest income and other, net: Interest income and other, net, was $9.5 million in the first quarter of 2006 as compared to $5.4 million in the first quarter of 2005. Interest income increased to $9.2 million in the first quarter of 2006 from $6.1 million in the first quarter of 2005. The increase in interest income is mainly due to higher returns and higher average cash and short-term investment balances during the first quarter of 2006 as compared to the first quarter of 2005. Other income, net of $0.3 million in the first quarter of 2006, included a pre-tax gain of $1.4 million on the sale of certain marketable available-for-sale equity securities in the first quarter of 2006 (see Note 4 of the Notes), offset in part by $1.1 million expense for points on foreign currency forward contracts and other miscellaneous items. Other expense, net of $0.7 million in the first quarter of 2005 was comprised of various items that were individually insignificant.
     Provision for income taxes: During the three months ended March 31, 2006 and March 31, 2005, we recorded income tax expenses of $6.5 million and $6.3 million, respectively. The expenses primarily relate to foreign income taxes.
     Excluding certain foreign jurisdictions, our management believes that the future benefit of temporary differences, including stock based compensation awards, is not more likely than not to be realized.
FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
     Cash, cash equivalents and short-term investments increased to $1,031.6 million at March 31, 2006, from $938.9 million at December 31, 2005. The increase is mainly due to cash and cash equivalents provided by operating and financing activities, partially offset by net cash outflows for investing activities as described below.
     Working capital. Working capital increased by $42.3 million to $919.7 million at March 31, 2006, from $877.4 million as of December 31, 2005. The increase in working capital is attributable to the following:
•	Cash, cash equivalents and short-term investments increased by $92.7 million.

•	Accounts payable decreased by $20.6 million due to the timing of invoice receipt and payments.

•	Accrued salaries, wages and benefits decreased by $14.5 million primarily due to timing differences in payment of salaries, benefits and performance-based compensation.
     The increase in working capital was offset, in part, by the following:
•	Accounts receivable decreased by $56.9 million to $266.4 million as of March 31, 2006 from $323.3 million at December 31, 2005. The decrease is mainly attributed to lower revenues and improved collections in the first quarter of 2006 as compared to the fourth quarter of 2005. Silicon Graphics, a customer of ours, filed for chapter 11 bankruptcy protection under the United States Bankruptcy Code on May 8, 2006. As a result of this action, we recorded a $5.6 million charge in the first quarter of 2006 because we do not believe the receivable balance as of March 31, 2006 is collectible. Of this charge, $5.4 million relates to the Storage Systems segment and $0.2 million relates to the Semiconductor segment. We perform ongoing credit evaluations of our customers’ financial condition and require collateral as considered necessary. (See Note 12 of the Notes).

•	Other accrued liabilities increased by $14.0 million due to increases in interest payable, restructuring reserves, and deferred revenues, offset in part by other miscellaneous items.

•	Inventories decreased by $8.7 million to $186.1 million as of March 31, 2006, from $194.8 million as of December 31, 2005. The decline in inventory levels reflects our continued focus on supply chain management.

•	Income taxes payable increased by $3.3 million due to the timing of income tax payments made and the income tax provision recorded during the first quarter of 2006.

•	Prepaid expenses and other current assets decreased by $3.3 million primarily due to decreases in prepaid software maintenance and other miscellaneous items, offset in part by an increase in assets held for sale of $14.7 million primarily as a result of the reclassification of land and building from property and equipment (See Note 3 of the Notes).
     Cash and cash equivalents generated from operating activities. During the three months ended March 31, 2006, we generated $99.6 million of net cash and cash equivalents from operating activities compared to $59.3 million generated in the same period of 2005. Cash and cash equivalents generated by operating activities for the three months ended March 31, 2006, were the result of the following:
•	Net income adjusted for non-cash transactions. The non-cash items and other non-operating adjustments are quantified in our Consolidated Condensed Statements of Cash Flows included in this Form 10-Q; and

•	A net increase in assets and liabilities, including changes in working capital components from December 31, 2005 to March 31, 2006, as discussed above.
The adoption of SFAS 123R did not have an impact on cash flows from operations for the quarter ended March 31, 2006. See Note 2 of the Notes.
     Cash and cash equivalents used in investing activities. Cash and cash equivalents used in investing activities were $72.6 million for the three months ended March 31, 2006, compared to $11.2 million for the same period of 2005. The primary investing activities for the three months ended March 31, 2006 were as follows:
•	Purchases of debt and equity securities available for sale, net of sales and maturities, and

•	Purchases of property, equipment and software.
     We expect capital expenditures to be approximately $45 million in 2006. In recent years, we have reduced our level of capital expenditures as a result of our focus on establishing strategic supplier alliances with foundry semiconductor manufacturers, which enables us to have access to advanced manufacturing capacity, and reduces our capital spending requirements.
     Cash and cash equivalents provided by financing activities. Cash and cash equivalents provided by financing activities for the three months ended March 31, 2006, were $12.0 million as compared to $1.3 million for the same period of 2005. The primary financing activities for the three months ended March 31, 2006 were the issuance of common stock under our employee stock option plans.
     We may seek additional equity or debt financing from time to time. We believe that our existing liquid resources and funds generated from operations, combined with funds from such financing and our ability to borrow funds will be adequate to meet our operating and capital requirements and obligations for the foreseeable future. However, we cannot be certain that additional financing will be available on favorable terms. Moreover, any future equity or convertible debt financing will decrease the percentage of equity ownership of existing stockholders and may result in dilution, depending on the price at which the equity is sold or the debt is converted.
Contractual Obligations
     The following table summarizes our contractual obligations at March 31, 2006, and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments due by period
	Less than	1 - 3	4 - 5	After 5
Contractual Obligations	1 year	years	years	years	Total

	(in millions)
Convertible Subordinated Notes	$271.8	$—	$350.0	$—	$621.8

Operating lease obligations	45.7	49.4	32.8	20.4	148.3
Purchase commitments	275.8	12.4	0.1	—	288.3

Total	$593.3	$61.8	$382.9	$20.4	$1,058.4

     Convertible Subordinated Notes
     As of March 31, 2006, we had $271.8 million of Convertible Subordinated Notes due in November 2006 (“2001 Convertible Notes”) and $350.0 million of Convertible Subordinated Notes due in May 2010 (“2003 Convertible Notes”). All of the Convertible Notes are subordinated to all existing and future senior debt and are convertible at the holder’s option, at any time prior to the maturity date of the Convertible Notes, into shares of our common stock. The 2001 and 2003 Convertible Notes have conversion prices of approximately $26.34 per share and $13.42 per share, respectively. The 2001 Convertible Notes are redeemable at our option, in whole or in part, on at least 30 days notice at any time on or after the call date, which is two years before the due date. We cannot elect to redeem the 2003 Convertible Notes prior to maturity. Each holder of the 2001 and 2003 Convertible Notes has the right to cause us to repurchase all of such holder’s convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change to us, which includes a transaction or event such as an exchange offer, liquidation, tender offer, consolidation, merger or combination. Interest is payable semiannually.
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
Critical Accounting Policies
     The discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. For a detailed discussion of our critical accounting policies, please see the Critical Accounting Policies contained in Part II, Item 7 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005. A new critical accounting policy has been added with the adoption of SFAS 123R effective January 1, 2006. See also Note 2 of the Notes.

Stock-Based compensation:
     On January 1, 2006, we adopted SFAS 123R, using the modified prospective transition method. In accordance with the modified prospective transition method, we began recognizing compensation expense for all share-based awards granted after January 1, 2006 plus unvested awards granted prior to January 1, 2006. Under this method of implementation, no restatement of prior periods has been made. Stock-based compensation expense under SFAS 123R in the consolidated condensed statements of operations for the quarter ended March 31, 2006 was approximately $11.8 million. See Note 2 of the Notes for a description of our Equity compensation plans and a more detailed discussion of the adoption of SFAS 123R.
Stock Options
     The fair value of each option grant is estimated on the date of grant using a reduced form calibrated binominal lattice model (“the lattice model”). This model requires the use of historical data for employee exercise behavior and the use of assumptions as follows:

Three months ended
Employee Stock Options Granted	March 31, 2006

Weighted average estimated grant date fair value	$3.37

Weighted average assumptions in calculation:
Expected life (years)	4.25
Risk-free interest rate	4.59%
Volatility	47.84%
Dividend yield	—
Kurtosis	4.08
Skewness	(0.54)
     The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the lattice model. The expected life of employee stock options is impacted by all of the underlying assumptions and calibration of our model.
     We used an equally weighted combination of historical and implied volatilities as of the grant date. The historical volatility is the standard deviation of the daily stock returns for LSI from the date of our initial public offering in 1983. We used implied volatilities of near-the-money LSI traded call options since stock options are call options that are granted at the money. The historical and implied volatilities were annualized and equally weighted to determine the volatilities as of the grant date. Prior to January 1, 2006, we used historical implied stock price volatilities in accordance with SFAS 123 for purposes of its pro forma information. Our management believes that the equally weighted combination of historical and implied volatilities is more representative of future stock price trends than historical implied volatilities.
     The risk-free interest rate assumption is based upon observed interest rates for constant maturity treasuries appropriate for the term of our employee stock options. The estimated kurtosis and skewness are technical measures of the distribution of stock price returns that are based on stock price return history as well as consideration of academic analyses.
     The lattice model assumes that employees’ exercise behavior is a function of the option’s remaining vested life and the extent to which the option is in-the-money. The lattice model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations on all past option grants made by us since the initial public offering in 1983.
     As stock-based compensation expense recognized in the consolidated condensed statement of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. For our pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.
Restricted Stock Awards
     The cost of these awards is determined using the fair value of our common stock on the date of the grant and compensation expense is recognized over the vesting period on a straight-line basis.
     There were no ESPP issuances in the first quarter of 2006.
     Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective assumptions. We use third-party consultants to assist in developing the assumptions used in as well as calibrating the lattice model. We are responsible for determining the assumptions used in estimating the fair value of its share based payment awards. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although, the fair value of employee stock options is determined in accordance with SFAS 123 R and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
Recent Accounting Pronouncements
     The information contained in Item 1 in Note 1 of the Notes under the heading “Recent Accounting Pronouncements” is hereby incorporated by reference into this Item 2.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There have been no significant changes in the market risk disclosures during the three months ended March 31, 2006, as compared to the discussion in Part II, Item 7a of our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4. Controls and Procedures
     Our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934 as of March 31, 2006. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     This information is included in Note 11 (“Legal Matters”) of the Notes to the Unaudited Consolidated Condensed Financial Statements, which information is incorporated herein by reference from Item 1 of Part I hereof.

Item 1A. Risk Factors
     We are subject to a number of risks. Some of these risks are endemic to the semiconductor industry and are the same or similar to those disclosed in our previous SEC filings, and some new risks may arise in the future. The reader should carefully consider all of these risks and other information in this Form 10-Q before investing in our stock. The fact that certain risks are endemic to the high-technology industry does not lessen the significance of these risks.
     As a result of these risks, our business, financial conditions or results of operations could be materially and adversely affected. This could cause the trading price of our common stock to decline, and stockholders might lose some or all of their investment.
     Please consider these risk factors when you read “forward-looking” statements elsewhere in this Form 10-Q and in the documents incorporated herein by reference. Forward-looking statements are statements that relate to our expectations for future events and time periods. Generally, the words, “anticipate,” “expect,” “intend” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and actual results could differ materially from those anticipated in the forward-looking statements.
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
     We have announced our intention to become entirely dependent on independent foundry subcontractors to manufacture a portion of our current product; accordingly, any failure to secure and maintain sufficient foundry capacity could materially and adversely affect our business. Outside foundry subcontractors, located in Asia, currently manufacture a portion of our semiconductor devices in current production. On September 13, 2005, we announced our intention to adopt a fabless manufacturing strategy and to sell our wafer fabrication facility located in Gresham, Oregon. On April 5, 2006, we entered into a definitive agreement to sell this manufacturing facility to ON Semiconductor. Upon the closing of this transaction, we will become completely dependent on foundry subcontractors.
     Availability of foundry capacity has in the recent past been reduced due to strong demand. In addition, the occurrence of a public health emergency could further affect the production capabilities of our manufacturers by resulting in quarantines or closures. If we are unable to secure sufficient capacity at our existing foundries, or in the event of a quarantine or closure at any of these foundries, our revenues, cost of revenues and results of operations would be negatively impacted. If any of our foundries experiences a shortage in capacity, or suffers any damage to its facilities due to earthquakes or other natural disasters, experiences power outages, encounters financial difficulties or experiences any other disruption of foundry capacity, we may need to qualify an alternative foundry in a timely manner. Even our current foundries need to have new manufacturing processes qualified if there is a disruption in an existing process. We typically require several months to qualify a new foundry or process before we can begin shipping products from it. If we cannot accomplish this qualification in a timely manner, we may experience a significant interruption in supply of the affected products.
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
     The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. Although we have entered into contractual commitments to supply specified levels of products to some of our customers, we do not have a long-term volume purchase agreement or a significant guaranteed level of production capacity with any of our foundries. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has in the recent past been reduced from time to time due to strong demand. We place our orders on the basis of our customers’ purchase orders or our forecast of customer demand, and the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that other foundry customers that are larger and better financed than we are, or that have long-term agreements with our main foundries, may induce our foundries to reallocate capacity to them. This reallocation could impair our ability to secure the supply of components that we need. Although we use a number of independent foundries to manufacture our semiconductor products, most of our components are not manufactured at more than one foundry at any given time, and our products typically are designed to be manufactured in a specific process at only one of these foundries. Accordingly, if one of our foundries is unable to provide us with components as needed, we could experience significant delays in securing sufficient supplies of those components. Also, our third party foundries typically migrate capacity to newer, state-of-the-art manufacturing processes on a regular basis, which may create capacity shortages for our products designed to be manufactured on an older process. We cannot assure you that any of our existing or new foundries will be able to produce integrated circuits with acceptable manufacturing yields, or that our foundries will be able to deliver enough semiconductor devices to us on a timely basis, or at reasonable prices. These and other related factors could impair our ability to meet our customers’ needs and have a material and adverse effect on our operating results.
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
     We are dependent on a limited number of customers. A limited number of customers account for a substantial portion of our revenues. International Business Machines Corporation and Seagate Technology represented approximately 17% and 12%, respectively, of our total consolidated revenues for the three months ended March 31, 2006.
     Our operating results and financial condition could be significantly affected if:
•	we do not win new product designs from major existing customers;

•	major customers reduce or cancel their existing business with us;

•	major customers make significant changes in scheduled deliveries; or

•	there are declines in the prices of products that we sell to these customers.
     We are potentially subject to credit risk from accounts receivable. A majority of the our trade receivables are derived from sales to large multinational computer, communication, networking, storage and consumer electronics manufacturers, with the remainder distributed across other industries. We perform ongoing credit evaluations of our customers’ financial condition and require collateral as considered necessary. However, we cannot provide assurance that our accounts receivable balances will be paid on time or at all. Silicon Graphics, a customer of ours, filed for chapter 11 bankruptcy protection under the United States Bankruptcy Code on May 8, 2006. As a result of this action, we recorded a $5.6 million charge in the first quarter of 2006 because we do not believe the receivable balance as of March 31, 2006 is collectible. Of this charge, $5.4 million related to the Storage Systems segment and $0.2 million related to the Semiconductor segment.
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
     The manufacturing facilities we operate are highly complex and require high fixed costs. Our only wafer fabrication site is located in Gresham, Oregon. On April 5, 2006, we entered into a definitive agreement to sell this manufacturing facility to ON Semiconductor for $105 million in cash. We also plan to enter into additional agreements with ON Semiconductor including a wafer supply agreement, intellectual property license agreement and a transition services agreement. The transaction is subject to customary closing conditions.
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
     We utilize indirect channels of distribution over which we have limited control. Our financial results could be adversely affected if our relationship with resellers or distributors were to deteriorate or if the financial condition of these resellers or distributors were to decline. In addition, as our business grows, we may have an increased reliance on indirect channels of distribution. There can be no assurance that we will be successful in maintaining or expanding these indirect channels of distribution. Failure to do so could result in the loss of certain sales opportunities. Furthermore, the partial reliance on indirect channels of distribution may reduce our visibility with respect to future business, thereby making it more difficult to accurately forecast orders.
     We engage in acquisitions and alliances giving rise to financial and technological risks. We are continually exploring strategic acquisitions that build upon our existing library of intellectual property, human capital and engineering talent, and increase our leadership position in the markets where we operate. We did not complete any material acquisitions or alliances in the first quarter of 2006. Mergers and acquisitions of high-technology companies bear inherent risks. No assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. We must continue to manage any growth effectively. Failure to manage growth effectively and to integrate acquisitions could adversely affect our operating results and financial condition.
     In addition, we intend to continue to make investments in companies, products and technologies through strategic alliances. Investment activities often involve risks, including the need to acquire timely access to needed capital for investments related to alliances and to invest in companies and technologies that contribute to the growth of our business.
     On September 13, 2005, we announced our intention to sell our Gresham, Oregon manufacturing facility as part of our strategy to transition to a fabless semiconductor manufacturing model. Our new strategy includes the expansion of our working relationships with major foundry partners and the adoption of a roadmap leading to the production of advanced semiconductors utilizing 65-nanometer and below process technology on 300-mm or 12-inch wafers. We announced that we signed a definitive agreement to sell our Gresham, Oregon semiconductor manufacturing facility to ON Semiconductor on April 5, 2006 .
     The price of our securities may be subject to wide fluctuations. Our stock has experienced substantial price volatility, particularly as a result of quarterly variations in results, the published expectations of analysts and announcements by our competitors and us. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many technology companies and that have often been unrelated to the operating performance of such companies. The price of our securities may also be affected by general global, economic and market conditions. While we cannot predict the individual effect that these and other factors may have on the price of our securities, these factors, either individually or in the aggregate, could result in significant variations in stock price during any given period of time. These fluctuations in our stock price also impact the price of our outstanding convertible securities and the likelihood of the convertible securities being converted into cash or equity. If our stock price is below the conversion price of our convertible bonds on the date of maturity, they may not convert into equity and we may be required to redeem our outstanding convertible securities for cash. However, in the event they do not convert to equity, we believe that our current cash position and expected future operating cash flows will be adequate to meet these obligations as they mature.
     We may rely on capital and bank markets to provide liquidity. In order to finance strategic acquisitions, capital assets needed in our manufacturing facilities and other general corporate needs, we may rely on capital and bank markets to provide liquidity. As of March 31, 2006, we had convertible notes outstanding of approximately $622 million. We may need to seek additional equity or debt financing from time to time. Historically, we have been able to access capital and bank markets, but we may not be able to access these markets in the future or on terms that are acceptable to us. The availability of capital in these markets is affected by several factors, including geopolitical risk, the interest rate environment and the condition of the economy as a whole. Moreover, any future equity or equity-linked financing may dilute the equity ownership of existing shareholders. In addition, our own operating performance, capital structure and expected future performance impact our ability to raise capital. We believe that our current cash, cash equivalents, short-term investments and future cash provided by operations will be sufficient to fund our needs in the foreseeable future. This includes repaying our existing convertible debt when due. However, if our operating performance falls below expectations, we may need additional funds.
     We design and develop highly complex semiconductors and storage systems. As technology advances to smaller geometries, there are increases in the complexity, time and expense associated with the design, development and manufacture of semiconductors. We must incur substantial research and development costs to confirm the technical feasibility and commercial viability of any products that in the end may not be successful. Therefore, we cannot guarantee that any new semiconductor or storage products will result in market acceptance.
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
     See “Legal Matters” in Note 11 (“Legal Matters”) of the Notes regarding pending patent litigation.
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
     Certain of our software (as well as that of our customers) may be derived from so-called “open source” software that is generally made available to the public by its authors and/or other third parties. Such open source software is often made available to us under licenses, such as the GNU General Public License, or GPL. These licenses impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public, and/or license such derivative works under a particular type of license, rather than the forms of license customarily used to protect our intellectual property. While we believe we have complied with our obligations under the various applicable licenses for open source software, in the event the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work. With respect to our proprietary software, we generally license such software under terms that prohibit combining it with open source software as described above. Despite these restrictions, parties may combine our proprietary software with open source software without our authorization, in which case we may nonetheless be required to release the source code of our proprietary software.
     Our manufacturing facilities are subject to disruption. Operations at any of our primary manufacturing facilities may be disrupted for reasons beyond our control, including work stoppages, fire, earthquake, tornado, floods or other natural disasters, which could have a material adverse effect on our results of operation or financial position.

     We depend on third-party subcontractors to assemble, obtain packaging materials for, and test substantially all of our current semiconductor products. If we lose the services of any of our subcontractors or if these subcontractors are unable to obtain sufficient packaging materials, shipments of our products may be disrupted, which could harm our customer relationships and adversely affect our revenues. Third-party subcontractors located in Asia assemble, obtain packaging materials for, and test substantially all of our current semiconductor products. Because we rely on third-party subcontractors to perform these functions, we cannot directly control our product delivery schedules and quality assurance. This lack of control has in the past resulted, and could in the future result, in product shortages or quality assurance problems that could delay shipments of our products or increase our manufacturing, assembly or testing costs.
     If our third-party subcontractors are unable to obtain sufficient packaging materials for our products in a timely manner, we may experience a significant product shortage or delay in product shipments, which could seriously harm our customer relationships and materially and adversely affect our net revenues. If any of these subcontractors experiences capacity constraints or financial difficulties, suffers any damage to its facilities, experiences power outages or any other disruption of assembly or testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner. Due to the amount of time that it usually takes us to qualify assemblers and testers, we could experience significant delays in product shipments if we are required to find alternative assemblers or testers for our components. Any problems that we may encounter with the delivery, quality or cost of our products could damage our customer relationships and materially and adversely affect our results of operations. We are continuing to develop relationships with additional third-party subcontractors to assemble and test our products. However, even if we use these new subcontractors, we will continue to be subject to all of the risks described above.
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
     If our third-party subcontractors are unable to manufacture our products in a timely manner, we may experience a significant product shortage or delay in product shipments, which could seriously harm our customer relationships and materially and adversely affect our net sales. If any of these subcontractors experiences capacity constraints or financial difficulties, suffers any damage to its facilities, experiences power outages or encounters any other disruption of manufacturing capacity, we may not be able to obtain alternative manufacturing services in a timely manner. Due to the amount of time that it usually takes us to qualify manufacturers, we could experience significant delays in product shipments if we are required to find alternatives. Any problems that we may encounter with the delivery, quality or cost of our products could damage our customer relationships and materially and adversely affect our results of operations. We are continuing to develop relationships with additional third-party manufacturers for our products. However, even if we use these new subcontractors, we will continue to be subject to all of the risks described above.
     We are increasingly exposed to various legal, business, political and economic risks associated with our international operations. We currently obtain a substantial portion of our manufacturing, and all of our assembly and testing services from suppliers located outside the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. We also undertake design and development activities in Canada, China, Dubai, Germany, India, Russia, Taiwan, and the United Kingdom. We intend to continue to expand our international business activities and to open other design and operational centers abroad. The recent war in Iraq and the lingering effects of terrorist attacks in the United States and abroad, the resulting heightened security and the increasing risk of extended international military conflicts may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many other inherent risks, including but not limited to:
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
     We must attract and retain key employees in a highly competitive environment. In May 2005, Abhijit Y. Talwalkar joined us as President and Chief Executive Officer. Mr. Talwalkar succeeded Wilfred J. Corrigan, whose status as an employee ceased as of May 2005. On February 13, 2006, Mr. Corrigan notified us that he will not stand for reelection to our board of directors (the “Board”) at the 2006 annual stockholder’s meeting. On May 11, 2006, we announced that the Board had elected James H. Keyes to serve as its Chairman, succeeding Mr. Corrigan in this position.

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
     The adoption of new accounting standards related to the expensing of stock awards adversely affected our results for the first quarter of 2006 and is expected to negatively impact the results of operations in subsequent periods. Future changes in financial accounting standards or practices or existing taxation rules or practices may also cause adverse unexpected fluctuations and affect our reported results of operations.
     On January 1, 2006, we adopted SFAS 123R. In accordance with the modified prospective transition method, we began recognizing compensation expense for all share-based awards on or granted after January 1, 2006, plus unvested awards granted prior to January 1, 2006. Under this method of implementation, no restatement of prior periods has been made. The adoption of SFAS 123R has a significant impact on our operating results as share-based compensation expense is charged directly against reported earnings. Numerous judgments and estimates are involved in the calculation of the expense and the changes to those estimates, or different judgments could result in a significant impact on the financial statement.
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
     Although our management has determined, that our internal controls were effective as of March 31, 2006, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.
     Internal control deficiencies or weaknesses that are not yet identified could emerge. Over time we may identify and correct deficiencies or weaknesses in our internal controls and, where and when appropriate, report on the identification and correction of these deficiencies or weaknesses. However, the internal control procedures can provide only reasonable, and not absolute, assurance that deficiencies or weaknesses are identified. Deficiencies or weaknesses that are not yet identified could emerge and the identification and corrections of these deficiencies or weaknesses could have a material impact on the results of operations for us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On July 28, 2000, our Board of Directors authorized a new stock repurchase program in which up to 5 million shares of the our common stock may be repurchased in the open market from time to time. There is no expiration date for the plan. No shares were repurchased under this plan during the first three months of 2005. There are 3.5 million shares available for repurchase under this plan as of March 31, 2006. We did not repurchase shares during the three months ended March 31, 2006.
Item 6. Exhibits

2.1	Asset Purchase Agreement between LSI Logic Corporation and Semiconductor Components Industries, LLC, dated as of April 5, 2006. Incorporated by reference to exhibit filed with Quarterly Report on Form 10-Q on April 27, 2006, by ON Semiconductor Corporation.+

10.53	Written Description of 2006 Incentive Plan. Incorporated by reference to exhibit filed with the Current Report on Form 8-K on February 15, 2006.

10.54	LSI Logic Corporation Incentive Plan, as amended and restated on March 10, 2004. Incorporated by reference to exhibit filed with the Current Report on Form 8-K on February 15, 2006.

31.1	Certification of the Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

+	Schedules to this exhibit not filed herewith shall be furnished to the SEC upon request. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

**	Furnished not filed.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSI LOGIC CORPORATION (Registrant)

Date: May 11, 2006	By	/s/ Bryon Look

Bryon Look Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS

2.1	Asset Purchase Agreement between LSI Logic Corporation and Semiconductor Components Industries, LLC, dated as of April 5, 2006. Incorporated by reference to exhibit filed with Quarterly Report on Form 10-Q on April 27, 2006, by ON Semiconductor Corporation.+

10.53	Written Description of 2006 Incentive Plan. Incorporated by reference to exhibit filed with the Current Report on Form 8-K on February 15, 2006.

10.54	LSI Logic Corporation Incentive Plan, as amended and restated on March 10, 2004. Incorporated by reference to exhibit filed with the Current Report on Form 8-K on February 15, 2006.

31.1	Certification of the Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities and Exchange Act Rules 13-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

+	Schedules to this exhibit not filed herewith shall be furnished to the SEC upon request. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

**	Furnished not filed.