Form 10-Q
period 2006-07-02
LSI LOGIC CORP
filed 2006-08-11
CIK 703360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 2, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-10317
LSI LOGIC CORPORATION
(Exact name of registrant as specified in its charter

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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer (in Rule 12b-2 of the Exchange Act) (Check one):
Large Accelerated Filer ☑            Accelerated Filer ☐            Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
     As of August 9, 2006, there were 399,588,490 shares of the registrant’s Common Stock, $0.01 par value, outstanding.

LSI LOGIC CORPORATION
Form 10-Q
For the Quarter Ended July 2, 2006
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LSI LOGIC CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	July 2,	December 31,
	2006	2005
	(In thousands, except
	Per share amounts)
Assets
Cash and cash equivalents	$359,454	$264,649
Short-term investments	841,108	674,260
Accounts receivable, less allowances of $19,658 and $15,328	310,807	323,310
Inventories	173,753	194,814
Prepaid expenses and other current assets	85,664	163,086

Total current assets	1,770,786	1,620,119

Property and equipment, net	94,082	98,285
Other intangibles assets, net	20,632	45,974
Goodwill	928,542	928,542
Other assets	107,969	103,146

Total assets	$2,922,011	$2,796,066

Liabilities and Stockholders’ Equity
Accounts payable	$188,736	$171,632
Accrued salaries, wages and benefits	59,297	77,713
Other accrued liabilities	149,080	140,194
Income taxes payable	85,816	79,290
Current portion of long-term debt	272,607	273,940

Total current liabilities	755,536	742,769

Long-term debt	350,000	350,000
Tax related liabilities and other	73,532	75,110

Total long-term obligations and other liabilities	423,532	425,110

Commitments and contingencies (Note 11)	—	—

Minority interest in subsidiary	236	237
Stockholders’ equity:
Preferred shares; $0.01 par value; 2,000 shares authorized, none outstanding	—	—
Common stock; $0.01 par value; 1,300,000 shares authorized; 399,175 and 394,015 shares outstanding, respectively	3,992	3,940
Additional paid-in capital	3,051,456	2,996,102
Accumulated deficit	(1,322,929)	(1,389,944)
Accumulated other comprehensive income	10,188	17,852

Total stockholders’ equity	1,742,707	1,627,950

Total liabilities and stockholders’ equity	$2,922,011	$2,796,066

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

LSI LOGIC CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Revenues	$489,635	$481,292	$965,519	$931,299
Cost of revenues	280,428	269,695	551,823	529,596

Gross profit	209,207	211,597	413,696	401,703

Research and development	100,362	100,229	202,636	200,301
Selling, general and administrative	64,636	60,310	133,514	118,909
Restructuring of operations and other items, net	(21,648)	7,156	(15,998)	8,689
Amortization of intangibles	10,801	17,613	22,017	35,226

Income from operations	55,056	26,289	71,527	38,578
Interest expense	(6,428)	(6,320)	(12,758)	(13,030)
Interest income and other, net	10,319	11,543	19,846	16,933

Income before income taxes	58,947	31,512	78,615	42,481

Provision for income taxes	5,100	6,250	11,600	12,500

Net income	$53,847	$25,262	$67,015	$29,981

Net income per share:
Basic	$0.14	$0.06	$0.17	$0.08

Diluted	$0.13	$0.06	$0.17	$0.08

Shares used in computing per share amounts:
Basic	397,790	389,088	396,312	388,371

Diluted	405,613	393,427	404,213	391,954

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

LSI LOGIC CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	July 2, 2006	July 3, 2005
	(In thousands)
Operating activities:
Net income	$67,015	$29,981
Adjustments:
Depreciation and amortization	48,166	82,293
Stock-based compensation expense	25,129	2,627
Non-cash restructuring and other items	(2,749)	1,350
Gain on sale of intellectual property	(15,000)	—
Gain on sale of Gresham manufacturing facility and associated intellectual property	(12,553)	—
Write-off of intangible assets acquired in a purchase business combination	3,325	—
Non-cash foreign exchange loss	469	—
Gain on sale of equity securities	(1,211)	(2,311)

Gain on repurchase of Convertible Subordinated Notes	—	(4,123)
Gain on sale of property and equipment	(5)	(3)
Changes in deferred tax assets and liabilities	20	54
Changes in assets and liabilities:
Accounts receivable	12,523	(12,853)
Inventories	17,306	33,160
Prepaid expenses and other assets	(5,977)	(8,160)
Accounts payable	8,743	(2,378)
Accrued and other liabilities	3,801	(493)

Net cash provided by operating activities	149,002	119,144

Investing activities:
Purchase of debt securities available-for-sale	(382,212)	(262,532)
Proceeds from maturities and sales of debt securities available-for-sale	205,913	283,183
Purchases of equity securities	(5,150)	—
Proceeds from sales of equity securities	3,581	3,871
Purchases of property, equipment and software	(28,657)	(19,420)
Proceeds from sale of property and equipment	40	3,215
Proceeds from sale of intellectual property	15,000	—
Proceeds from sale of Fort Collins facility	10,998	—
Proceeds from sale of Colorado Spring facility	7,029	—
Proceeds from sale of Gresham manufacturing facility	81,426	—
Proceeds from sale of Gresham manufacturing facility associated intellectual property	5,100	—
Adjustment to goodwill acquired in a prior year for resolution of a pre-acquisition income tax contingency	—	7,662

Net cash (used in)/provided by investing activities	(86,932)	15,979

Financing activities:
Repurchase of Convertible Subordinated Notes	—	(148,126)
Issuance of common stock	32,137	12,826
Repayment of debt obligations	—	(129)

Net cash provided by /(used in) financing activities	32,137	(135,429)

Effect of exchange rate changes on cash and cash equivalents.	598	(6,961)

Increase/ (decrease) in cash and cash equivalents	94,805	(7,267)

Cash and cash equivalents at beginning of period	264,649	218,723

Cash and cash equivalents at end of period	$359,454	$211,456

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
     For financial reporting purposes, the Company reports on a 13 or 14-week quarter with a year ending December 31. The current quarter ended July 2, 2006. The results of operations for the quarter ended July 2, 2006 are not necessarily indicative of the results to be expected for the full year. The first six months of 2006 ended on July 2, 2006 and the first six months of 2005 ended on July 3, 2005 and consisted of approximately 26 weeks each. The three months of the Company’s second quarter ended July 2, 2006 and July 3, 2005 each consisted of 13 weeks.
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
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 48 (FIN No. 48) “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109).” This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This interpretation is effective for the Company on January 1, 2007. The Company is currently evaluating the impact FIN No. 48 will have to the Company’s consolidated balance sheet and statement of operations.
     In June 2006, the FASB Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-2 (EITF 06-02), “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 (FAS No. 43), Accounting for Compensated Absences.” EITF 06-02 addresses the accounting for an employee’s right to a compensated absence under a sabbatical or other similar benefit arrangement that is unrestricted (that is, the employee is not required to perform any services for or on behalf of the entity during the absence) and that requires the completion of a minimum service period and in which the benefit does not increase with additional years of service. For sabbatical arrangements meeting this criteria, EITF 06-02 concludes that the accumulates criteria has been met in paragraph 6(b) of FAS No. 43 and that as long as the remaining sections of paragraph 6 are met, the sabbatical arrangement should be accrued over the requisite service period, which for the Company would be 10 years. EITF 06-02 is effective for the Company on January 1, 2007 and is required to be recognized as a cumulative effect of a change in accounting principle that would need to be retroactively reflected in all prior period financial statements presented. The Company offers sabbatical of 20 days to full-time employees upon completion of 10 years of service. The Company is currently evaluating the impact EITF 06-02 will have to the Company’s consolidated balance sheet and statement of operations.
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
Description of the Company’s equity compensation plans:
     The 2003 Equity Incentive Plan (the “2003 Plan”): The 2003 Plan was approved by stockholders in May 2003. Under the 2003 Plan, the Company may grant stock options or restricted stock units to employees, officers and consultants. Stock options will have an exercise price that is no less than the fair market value of the stock on the date of grant. The term of each option or restricted stock unit is determined by the Board of Directors or its committee and for option grants on or after February 12, 2004, will generally be seven years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant. Restricted stock units may be granted with the vesting requirements determined by the Board of Directors.
     The 1991 Equity Incentive Plan (the “1991 Plan”): Under the 1991 Plan, the Company may grant stock options to employees, officers and consultants, with an exercise price that is no less than the fair market value of the stock on the date of grant. The term of each option is determined by the Board of Directors or its committee and has generally been ten years. For options granted on or after February 12, 2004, the term of the options will generally be seven years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant. With respect to shares previously approved by stockholders, no incentive stock options may be granted under this plan after March 2001.
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
     The 1999 Nonstatutory Stock Option Plan (the “1999 Plan”): Under the 1999 Plan, the Company may grant nonstatutory stock options to its employees, excluding officers, with an exercise price that is no less than the fair market value of the stock on the date of grant. The term of each option is determined by the Board of Directors or its committee and has generally been ten years. For options granted on or after February 12, 2004, the term of the options will be seven years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant.
     The Employee Stock Purchase Plan, amended and restated (“US ESPP”): Under the US ESPP, rights are granted to LSI Logic employees in the United States to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of a 12-month offering period or the end of each six-month purchase period within such an offering period. There are 18,187,817 shares remaining available for future issuance under this plan. The US ESPP includes an annual replenishment calculated at 1.2% of the Company’s common stock issued and outstanding at the fiscal year end less the number of shares available for future grants under the US ESPP. No shares have been added to the US ESPP from the annual replenishment since January 2001.
     International Employee Stock Purchase Plan (“IESPP”): Under the IESPP, rights are granted to LSI Logic employees (excluding executive officers) outside of the United States to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of a 12-month offering period or the end of each six-month purchase period within such an offering period. There are 1,944,748 shares remaining available for future issuance under this plan.
Stock-based compensation expense under SFAS 123R:
     Stock-based compensation expense under SFAS 123R in the consolidated condensed statements of operations for the three and six months ended July 2, 2006 was $13.3 million and $25.1 million, respectively, as shown in the table below. Stock-based compensation costs capitalized to inventory and software for the three and six months ended July 2, 2006 were not significant.

     The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period (the requisite service period), on a straight-line basis. The table below summarizes stock-based compensation expense, related to employee stock options, the stock purchase plans and restricted stock units under SFAS 123R for the three and six months ended July 2, 2006.
     Prior to January 1, 2006, the Company accounted for stock-based compensation awards using the intrinsic value method under APB 25, “Accounting for Stock Issued to Employees,” and related interpretations and followed the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended. Such disclosure-only provisions are also referred to herein as pro forma financial information. Under APB 25 and related interpretations, compensation costs for stock options, if any, was measured as the excess of the quoted market price on the date of grant over the exercise price and recognized over the vesting period on a straight-line basis. The Company’s policy is to grant options with an exercise price no less than the quoted closing market price of the Company’s stock on the date of grant. For a complete discussion of stock-based compensation prior to January 1, 2006, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
Stock-based compensation expense:	2006	2005	2006	2005
	(In thousands)		(In thousands)
Cost of revenues	$2,458	$164	$3,983	$325
Research and development	4,643	570	9,165	1,405
Selling, general and administrative	6,197	438	11,981	897

Total stock-based compensation expense	$13,298	$1,172	$25,129	$2,627

Stock Options
     The fair value of each option grant is estimated on the date of grant using a reduced form calibrated binomial lattice model (“the Lattice Model”). This model requires the use of historical data for employee exercise behavior and the use of assumptions outlined in the following table:

	Three months ended	Six months ended
Employee Stock Options Granted	July 2, 2006	July 2, 2006
Weighted average estimated grant date fair value	$3.95	$3.59
Weighted average assumptions in calculation:
Expected life (years)	4.35	4.29
Risk-free interest rate	5%	5%
Volatility	48%	48%
Dividend yield	—	—
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
     As stock-based compensation expense recognized in the consolidated condensed statement of operations for the three and six months ended July 2, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. For the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

     A summary of the changes in stock options outstanding under the Company’s equity-based compensation plans during the six months ended July 2, 2006 is presented below (share amounts in thousands):

		2006
		Weighted	Weighted	Average
		Average	Average	Intrinsic
	Number of	Exercise	Remaining	Value
	Shares	Price Per	Contractual	(In
	(In thousands)	Share	Term	thousands)

Options outstanding at January 1,	70,618	$13.21	—	$—
Options granted	3,759	10.10	—	—
Options exercised	(2,844)	(6.88)	—	—
Options canceled	(6,412)	(17.58)	—	—

Options outstanding at July 2,	65,121	$12.87	4.93	$64,537

Options exercisable at July 2,	42,825	$15.46	4.29	$32,632

     During the second quarter of 2005, Abhijit Y. Talwalkar, President and Chief Executive Officer was granted non-statutory stock options to purchase 2,000,000 shares of Company common stock under the 2003 Equity Incentive Plan at an exercise price equal to the closing price per share on the New York Stock Exchange (“NYSE”) for the common stock of the Company on the date of grant. The shares subject to such option will vest based on Mr. Talwalkar attaining certain performance criteria determined by the Compensation Committee of the Board of Directors. The shares subject to such option are scheduled to fully vest six years after the date of grant, whether or not the performance goals are met, and subject to Mr. Talwalkar’s continued employment with the Company on each scheduled vesting date.
     As of July 2, 2006, total unrecognized compensation expense related to nonvested stock options, net of estimated forfeitures, was approximately $75.9 million and is expected to be recognized over the next 2.7 years on a weighted average basis. The total intrinsic value of options exercised during the three and six months ended July 2, 2006 was $4.2 million and $9.6 million, respectively. Cash received from stock option exercises was $7.6 million and $19.6 million during the three and six months ended July 2, 2006, respectively.
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
Employee Stock Purchase Plans
     The Company also has two employee stock purchase plans (“ESPPs” — US ESPP and IESPP) under which rights are granted to all employees to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of a 12-month offering period or the end of each six-month purchase period within such an offering period, typically in May and November. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. A total of 1.9 million shares related to the ESPPs were issued during the three months ended July 2, 2006. There were approximately 20.1 million shares of common stock reserved for issuance under the ESPPs as of July 2, 2006. The stock-based compensation expense for the three months ended July 2, 2006 stemming from the May 14, 2006 ESPP grants was not significant because the majority of employees of the Company enrolled in the 12-month purchase period in November of 2005 and will not re-enroll until November of 2006. For disclosure purposes, we have included the assumptions that went into the calculation of fair value for May 2006 grant as follows:

Three months ended
Employee Stock Purchase Plans Granted	July 2, 2006
Weighted average estimated grant date fair value	$3.05
Weighted average assumptions in calculation:
Expected life (years)	0.8
Risk-free interest rate	5%
Volatility	39%
Dividend yield	—

Restricted Stock Awards
     Under the 2003 Equity Incentive Plan (“2003 Plan”), the Company may grant restricted stock awards. No participant may be granted more than 0.5 million shares of restricted stock in any year. The vesting requirements for the restricted stock awards are determined by the Board of Directors. Typically, vesting of restricted stock awards is subject to the employee’s continuing service to the Company. The cost of these awards is subject to the employee’s continuing service to the Company. The cost of these awards is determined using the fair value of the Company’s common stock on the date of grant and compensation expense is recognized over the vesting period on a straight-line basis.
     A summary of the changes in restricted stock awards outstanding during the six months ended July 2, 2006 is presented below:

2006
Number of
Shares
(In thousands)
Non-vested shares at January 1,	2,375
Granted	392
Vested	(762)
Forfeited	(101)

Non-vested shares at July 2,	1,904

     As of July 2, 2006, the Company had approximately $10.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock awards, which will be recognized over the weighted average period of 2.3 years. The fair value of shares vested during the three and six months ended July 2, 2006 was $2.3 million and $6.8 million, respectively.
     There are a total of approximately 121 million shares of common stock reserved for issuance upon exercise of options and vesting of restricted stock awards, including options available for future grants, outstanding under all stock option plans.
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
Earnings per share
     Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares outstanding and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of employee stock options and restricted common stock. Under the treasury stock method, the amount the employee must pay for exercising stock options, employee stock purchase rights, and the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase the shares.

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

	Three months	Six months
	ended	ended
	July 3, 2005	July 3, 2005
	(In thousands, except per share
	amounts)
Net income, as reported	$25,262	$29,981
Add: Amortization of non-cash deferred stock compensation determined under the intrinsic value method as reported in net income, net of related tax effects*	—	296
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects*	(25,475)	(43,514)

Pro forma net loss	$(213)	$(13,237)

Income/(loss) per share:
Basic-as reported	$0.06	$0.08
Basic-pro forma	$—	$(0.03)

Diluted-as reported	$0.06	$0.08
Diluted-pro forma	$—	$(0.03)

*	This amount excludes amortization of stock-based compensation on restricted stock awards.
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

	Three months ended	Six months ended
Employee Stock Options Granted	July 3, 2005	July 3, 2005
Weighted average estimated grant date fair value	$4.25	$4.14
Assumptions in calculation:
Expected life (years)	4.59	4.54
Risk-free interest rate	4%	4%
Volatility	79%	79%
Dividend yield	—	—

Three months
ended
Employee Stock Purchase Plan Right to Purchase Stock	July 3, 2005
Weighted average estimated grant date fair value	$2.65
Assumptions in calculation:
Expected life (years)	0.75
Risk-free interest rate	3%
Volatility	84%
Dividend yield	—

NOTE 3— RESTRUCTURING AND OTHER ITEMS
     The Company recorded a net credit of $21.6 million and a net credit of $16.0 million in restructuring of operations and other items for the three and six months ended July 2, 2006, respectively. Of these credits, $21.9 million and $17.3 million was recorded in the Semiconductor segment and a charge of $0.3 million and a charge of $1.3 million was recorded in the Storage Systems segment for the three and six months ended July 2, 2006, respectively. The Company recorded charges of $7.2 million and $8.7 million in restructuring of operations and other items for the three and six months ended July 3, 2005, respectively, primarily in the Semiconductor segment. For a complete discussion of the 2005 restructuring actions, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Restructuring and impairment of long- lived assets:
First quarter of 2006:
     The $5.7 million charge in the first quarter of 2006 is related to the net effect of the following items. An expense of $2.7 million was recorded for changes in sublease assumptions for certain previously accrued facility lease termination costs. An expense of $0.5 million was recorded to reflect the change-in-time value of accruals for facility lease termination costs. An expense of $5.7 million was recorded for severance and termination benefits for employees primarily related to the broad-based reorganization that was announced in August 2005. Other exit costs of $1.4 million include contract termination costs of $0.9 million related to the Company’s strategic realignment of the sales function and an expense of $0.5 million for facility closure costs related to the Colorado fabrication facility as the expenses were incurred. Net gains of $4.6 million were recorded to reflect a) the increase in fair value for our Colorado Springs facility that was sold to a third party subsequent to the first quarter of 2006, b) a gain for the sale of certain intellectual property to a third-party during the first quarter of 2006 that was written down to zero due to impairment in a previous year and c) the write-down of certain equipment held for sale to fair market value.
Second quarter of 2006:
     The $21.6 million credit is related to the net effect of the following items:
•	$12.5 million net gain recorded for the sale of Gresham, Oregon manufacturing facility and certain related manufacturing process intellectual property to ON Semiconductor;

•	$15.0 million gain recorded for the sale of certain intellectual property to a third-party based on the sale of zero basis intellectual property for $15.0 million in cash proceeds;

•	$7.4 million gain recorded for the sale of the Company’s ZSP digital signal processor intellectual technology;

•	$8.6 million charge recorded for severance and termination benefits for employees primarily related to the broad-based reorganization that was announced in August 2005;

•	$3.3 million charge recorded for the write-off of certain intangible assets acquired in a purchase business combination; and

•	$1.4 million net charge recorded primarily for changes in sublease assumptions for certain previously accrued facility lease termination costs.
     Sale of the Gresham facility:
     In May 2006, we completed the sale of our Gresham, Oregon manufacturing facility to ON Semiconductor for approximately $105.0 million in cash, $15.0 million of which was included in other current assets as of July 2, 2006, because the cash will be received in the third quarter of 2006. Under the terms of the agreement, ON Semiconductor offered employment to substantially all of the LSI manufacturing employees based at the Gresham site, with the remaining non-manufacturing workforce expected to continue their employment with LSI. ON Semiconductor also entered into additional agreements with LSI, including a multi-year wafer supply and test agreement, intellectual property license agreement, transition services agreement and a facilities use agreement. The wafer supply agreement includes a minimum purchase commitment whereby LSI has agreed to purchase $198.8 million in wafers from ON Semiconductor from the date of the sale of the Gresham facility in May of 2006 through the second quarter of 2008.
     Assets held for sale of $20.2 million and $105.8 million were included as a component of prepaid expenses and other current assets as of July 2, 2006 and December 31, 2005, respectively. During the three months ended July 2, 2006, we sold the Gresham, Oregon manufacturing facility and two Colorado facilities. The gain from the Gresham facility is described above. The net loss from the sale of the two Colorado facilities was insignificant. Assets classified as held for sale are not depreciated. The fair values of impaired equipment and facilities were thoroughly researched and estimated by management using the assistance of third party appraisers. Given that current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that the Company will realize the current net carrying value of the assets held for sale. The Company reassesses the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary.
     The following table sets forth the Company’s restructuring reserves as of July 2, 2006, which are included in other accrued liabilities on the balance sheet:

	Balance at	Restructuring		Balance at	Restructuring	Utilized	Balance at
	December	Expense	Utilized during	April 2,	Expense	during Q2,	July 2,
	31, 2005	Q1, 2006	Q1, 2006	2006	Q2, 2006	2006	2006
(In thousands)
Write-down of excess assets and decommissioning costs (a)	$4,993	$—	$(48)	$4,945	$—	$(4,565)	$380

Lease terminations (b)	22,287	3,144	(2,220)	23,211	1,627	(1,684)	23,154
Facility closure and other exit costs (c)	—	1,368	(463)	905	20	(612)	313
Payments to employees for severance (d)	5,395	5,693	(1,743)	9,345	8,552	(3,295)	14,602

Total	$32,675	$10,205	$(4,474)	$38,406	$10,199	$(10,156)	$38,449

(a)	The $0.4 million balance as of July 2, 2006, relates to estimates for selling costs for the remaining assets held for sale and is expected to be utilized during 2006.

(b)	Amounts utilized represent cash payments. The balance remaining for real estate lease terminations will be paid during the remaining terms of these contracts, which extend through 2011.

(c)	Amounts utilized represent cash payments. The balance remaining for facility closure and other exit costs will be paid during 2006.

(d)	Amounts utilized represent a) cash severance payments to 49 employees during the six months ended July 2, 2006 and b) cash payments for one-time termination benefits for 494 employees associated with the sale of the Gresham manufacturing facility. The majority of the balance remaining for severance and other termination benefits is expected to be paid in the third quarter of 2006.
NOTE 4 —INVESTMENTS

	July 2,	December 31,
	2006	2005
	(In thousands)
Available-for-sale debt securities
Asset and mortgage-backed securities	$354,882	$335,495
U.S. government and agency securities	306,473	266,077
Corporate and municipal debt securities	179,753	72,688

Total short-term investments	$841,108	$674,260

Long-term investments in equity securities
Marketable equity securities available-for-sale	$9,805	$18,769
Non-marketable equity securities	9,976	7,070

Total long-term investments in equity securities	$19,781	$25,839

     Accumulated other comprehensive income included unrealized losses/(gains) on investments in available-for-sale debt and equity securities of $4.3 million, net of the related tax effect of $2.3 million, and $(4.4) million, net of the related tax effect of $(2.4) million, as of July 2, 2006, and December 31, 2005, respectively.
     Net realized losses on sales of investments in available-for-sale debt securities were $0.4 million and $1.0 million for the three and six months ended July 2, 2006, respectively. Net realized losses on sales of investments in available-for-sale debt securities were $0.4 million and $0.7 million for the three and six months ended July 3, 2005, respectively.
     The Company realized a pre-tax gain of $1.2 million for certain marketable available-for-sale equity securities in the following for the six months ended July 2, 2006:
     • A $1.4 million pre-tax gain related to the sale of certain marketable available-for-sale equity securities for the three months ended April 2, 2006; and
     • A $0.2 million pre-tax loss related to the sale of certain marketable available-for-sale equity securities of a certain technology company that was acquired by another technology company for the three months ended July 2, 2006.
     The Company realized pre-tax gains of $2.4 million related to the following for the six months ended July 3, 2005:
     • A $1.0 million pre-tax gain related to the sale of certain marketable available-for-sale equity securities for the three months ended July 3, 2005; and
     • A $1.4 million pre-tax gain associated with marketable available-for-sale equity securities of a certain technology company that was acquired by another technology company for the three months ended July 3, 2005.
     In November 2005, FASB issued FSP FAS 115-1/FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1/124-1”). FSP 115-1/124-1 provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1/124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1/124-1 is required to be applied to reporting periods beginning after December 15, 2005. FSP 115-1/124-1 did not have a material impact on the Company’s consolidated balance sheet or statement of operations.
NOTE 5 — BALANCE SHEET DETAIL

	July 2,	December 31,
	2006	2005
	(In thousands)
Cash and cash equivalents:
Cash in financial institutions	$41,216	$85,641
Cash equivalents	318,238	179,008

	$359,454	$264,649

Inventories:
Raw materials	$27,853	$30,541
Work-in-process	46,468	62,167
Finished goods	99,432	102,106

	$173,753	$194,814

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

NOTE 6 — DEBT

			Conversion	July 2,	December 31,
	Maturity	Interest Rate	Price	2006	2005
	(In thousands)
2003 Convertible Subordinated Notes	May 2010	4%	$13.4200	$350,000	$350,000
2001 Convertible Subordinated Notes	November 2006	4%	$26.3390	271,848	271,848
Deferred gain on terminated swaps				759	2,092

				622,607	623,940
Current portion of long-term debt				(272,607)	(273,940)

Long-term debt				$350,000	$350,000

NOTE 7— RECONCILIATION OF BASIC AND DILUTED INCOME PER SHARE

	Three Months Ended
	July 2, 2006			July 3, 2005
			Per-Share			Per-Share
	Income*	Shares+	Amount	Income*	Shares+	Amount
	(In thousands except per share amounts)
Basic EPS:
Net income available to common stockholders	$53,847	397,790	$0.14	$25,262	389,088	$0.06
Stock options, employee stock purchase rights and restricted stock awards	—	7,823	—	—	4,339	—

Diluted EPS:
Net income available to common stockholders	$53,847	405,613	$0.13	$25,262	393,427	$0.06

	Six Months Ended
	July 2, 2006			July 3, 2005
			Per-Share			Per-Share
	Income*	Shares+	Amount	Income*	Shares+	Amount
	(In thousands except per share amounts)
Basic EPS:
Net income available to common stockholders	$67,015	396,312	$0.17	$29,981	388,371	$0.08
Stock options, employee stock purchase rights and restricted stock awards	—	7,901	—	—	3,583	—

Diluted EPS:
Net income available to common stockholders	$67,015	404,213	$0.17	$29,981	391,954	$0.08

*	Numerator

+	Denominator
     Options to purchase 43,440,695 and 44,523,285 shares outstanding during the three and six months ended July 2, 2006, respectively, were excluded from the computation of diluted shares because of their antidilutive effect on net income per share. Options to purchase 47,747,107 and 49,602,295 shares outstanding during the three and six months ended July 3, 2005, respectively, were excluded from the computation of diluted shares because of their antidilutive effect on net income per share.
     For the three and six months ended July 2, 2006, weighted average potentially dilutive shares of 36,401,581 associated with the 2003 and 2001 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on net income per share. For the three and six months ended July 3, 2005, weighted average potentially dilutive shares of 38,656,318 and 40,388,457 associated with the 2003 and 2001 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on net income per share.

NOTE 8 — COMPREHENSIVE INCOME
     Comprehensive income is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive income, net of taxes for the current reporting period and comparable period in the prior year is as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
	(In thousands)
Net income	$53,847	$25,262	$67,015	$29,981

Change in unrealized (loss)/gain on derivative instruments designated as and qualifying as cash-flow hedges	—	(369)	—	(535)
Change in unrealized (loss)/gain on available-for-sale securities	(5,749)	(1,450)	(8,760)	(4,273)
Change in foreign currency translation adjustments	1,462	(3,341)	1,096	(6,790)

Comprehensive income	$49,560	$20,102	$59,351	$18,383

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
     The following is a summary of operations by segment for the three and six months ended July 2, 2006 and July 3, 2005:

	Three months ended		Six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(In thousands)
Revenues:
Semiconductor	$307,391	$325,163	$605,765	$629,201
Storage Systems	182,244	156,129	359,754	302,098

Total	$489,635	$481,292	$965,519	$931,299

Income from operations:
Semiconductor	$42,372	$24,451	$45,901	$38,453
Storage Systems	12,684	1,838	25,626	125

Total	$55,056	$26,289	$71,527	$38,578

     Intersegment revenues for the periods presented above were not significant. For the three months ended July 2, 2006, restructuring of operations and other items, a net credit of $21.6 million, was primarily included in the Semiconductor segment. For the six months ended July 2, 2006, restructuring of operations and other items for the Semiconductor and Storage Systems segments were a net credit of $17.3 million and a charge of $1.3 million, respectively. For the three and six months ended July 3, 2005, restructuring of operations and other items, net of $7.2 million and $8.7 million, were primarily included in the Semiconductor segment.

     Significant Customers. The following table summarizes the number of our significant customers, each of whom accounted for 10.0% or more of the Company’s revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment:

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Semiconductor segment:
Number of significant customers	1	1	1	1
Percentage of segment revenues	19%	18%	19%	17%
Storage Systems segment:
Number of significant customers	2	2	2	3
Percentage of segment revenues	46%, 16%	43%,14%	45%,15%	41%, 14%, 11%
Consolidated:
Number of significant customers	2	2	2	2
Percentage of consolidated revenues	18%,12%	15%,12%	18%,12%	14%,11%
     The following is a summary of total assets by segment as of July 2, 2006 and December 31, 2005:

	July 2,	December 31,
	2006	2005
	(In thousands)
Total assets:
Semiconductor	$2,401,223	$2,285,913
Storage Systems	520,788	510,153

Total	$2,922,011	$2,796,066

     Revenues from domestic operations were $235.6 million, representing 48.1% of consolidated revenues for the three months ended July 2, 2006 compared to $228.1 million, representing 47.4% of consolidated revenues for the three months ended July 3, 2005.
     Revenues from domestic operations were $472.5 million, representing 48.9% of consolidated revenues for the first six months ended July 2, 2006 compared to $435.6 million, representing 46.8% of consolidated revenues for the first six months ended July 3, 2005.
NOTE 10— RELATED PARTY TRANSACTIONS
     A member of our Board of Directors is also a member of the Board of Directors of Seagate Technology. The Company sells semiconductors used in storage product applications to Seagate Technology for prices an unrelated third party would pay for such products. Revenues associated with product sales to Seagate Technology were $59.3 million and $115.7 million for the three months and the six months ended July 2, 2006, respectively. Revenues associated with product sales to Seagate Technology were $58.2 million and $105.3 million for the three and six months ended July 3, 2005, respectively. The Company had accounts receivable due from Seagate Technology of $48.3 million and $41.2 million as of July 2, 2006 and December 31, 2005, respectively.
NOTE 11 — COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS
     The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of warranties, representations and covenants related to such matters as title to assets sold, validity of certain intellectual property rights, non-

infringement of third-party rights, and certain income tax-related matters. In each of these circumstances, payment by the Company is typically subject to the other party making a claim to and cooperating with the Company pursuant to the procedures specified in the particular contract. This usually allows the Company to challenge the other party’s claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, the Company’s obligations under these agreements may be limited in terms of activity (typically to replace or correct the products or terminate agreement with a refund to the other party), duration and/or amounts. In some instances, the Company may have recourse against third parties and/or insurance covering certain payments made by the Company.
     In February 1999, a lawsuit alleging patent infringement was filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation, Limited Partnership (“Lemelson”) against 88 electronics industry companies, including LSI. The case number is CIV990377PHXRGS. The patents involved in this lawsuit are alleged to relate to semiconductor manufacturing and computer imaging, including the use of bar coding for automatic identification of articles. The plaintiff has sought a judgment of infringement, an injunction, treble damages, attorneys’ fees and further relief as the court may provide. In September 1999, the Company filed an answer denying infringement and raising affirmative defenses. In addition, the Company asserted a counterclaim for declaratory judgment of non-infringement, invalidity and unenforceability of Lemelson’s patents. In December 2005, Lemelson filed a motion asking the Court to dismiss, with prejudice, all claims related to the fourteen computer imaging patents. LSI did not oppose the motion and the Court has dismissed those patents, with prejudice. In October 2005, the court issued a preliminary ruling on the claim construction of the four remaining patents, following a hearing in December 2004. At the court’s request, the parties have submitted objections to the preliminary ruling. A final ruling on the claim construction was issued on August 8, 2006. No trial date has been set. While the Company can give no assurances regarding the final outcome of this lawsuit, the Company believes the allegations made by Lemelson are without merit and is defending the action vigorously.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Form 10-Q contains forward-looking statements. In many cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. In addition, forward-looking statements in this document include, but are not limited to, the following: projected revenues in for the three months ending October 1, 2006, projections of gross profit margins for the three months ending October 1, 2006 and projected capital expenditures in 2006. We assume no obligation to update any such forward-looking statements, and these statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. For a summary of such risks and uncertainties, please see the paragraphs located in Part II, Item 1A entitled “Risk Factors” in Part II and please also see the Risk Factors located in our Annual Report on Form 10-K for the year ended December 31, 2005.
OVERVIEW
     We are a leading provider of silicon-to-system solutions that are used at the core of products that create, store and consume digital information. We offer a broad portfolio of capabilities including custom and standard product integrated circuits, host bus and RAID adapters, storage area network solutions and software applications. Our products enable leading technology companies in the storage and consumer markets to deliver some of the most advanced and well-known electronic systems in the market today. During the three months ended July 2, 2006, we completed the sale of our Gresham, Oregon semiconductor manufacturing facility to ON Semiconductor for approximately $105.0 million in cash. Under the terms of the agreement, ON Semiconductor offered employment to substantially all of the LSI manufacturing employees based at the Gresham site, with the remaining non-manufacturing workforce expected to continue their employment with LSI. ON Semiconductor also entered into additional agreements with LSI, including a multi-year wafer supply and test agreement, intellectual property license agreement, transition services agreement and a facilities use agreement. We also completed the sale of our ZSP digital signal processor technology during the three months ended July 2, 2006.
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
     Revenues for the three months ended July 2, 2006 were $489.6 million representing a 1.7% increase from $481.3 million in revenues for the three months ended July 3, 2005. Revenues for the six months ended July 2, 2006 were $965.5 million representing a 3.7% increase from $931.3 million in revenues for the six months ended July 3, 2005. The increases in 2006 as compared to the prior year periods are attributable to higher revenues in the Storage Systems segment, offset in part by a decline in revenues for the Semiconductor segment.
     We reported net income of $53.8 million or $0.13 a diluted share for the three months ended July 2, 2006 as compared to net income of $25.3 million or $0.06 a diluted share for the three months ended July 3, 2005. We reported net income of $67.0 million or $0.17 a diluted share for the six months ended July 2, 2006 as compared to net income of $30.0 million or $0.08 a diluted share for the six months ended July 3, 2005.
     For the three months ending October 1, 2006, we expect our consolidated revenues to be in the range of $475.0 million to $500.0 million.
     We expect our overall consolidated gross profit margins to be in the 42% to 43% range for the three months ending October 1, 2006.
     Cash, cash equivalents and short-term investments were $1.2 billion as of July 2, 2006 as compared to $1.0 billion as of April 2, 2006 and $938.9 million as of December 31, 2005. For the three and six months ended July 2, 2006, we generated $49.4 million and $149.0 million, respectively, in cash provided by operations as compared to $59.8 million and $119.1 million, respectively during the three and six months ended July 3, 2005.
     Where more than one significant factor contributed to changes in results from year to year, we have quantified such factors throughout Management’s Discussion & Analysis, where practicable.
RESULTS OF OPERATIONS
Revenues:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
	(in millions)
Semiconductor segment	$307.4	$325.2	$605.8	$629.2
Storage Systems segment	182.2	156.1	359.7	302.1

Consolidated	$489.6	$481.3	$965.5	$931.3

     There were no significant intersegment revenues during the periods presented.
Three months ended July 2, 2006 compared to the three months ended July 3, 2005
     Total consolidated revenues for the three months ended July 2, 2006 increased $8.3 million or 1.7% as compared to the three months ended July 2, 2005.

Semiconductor segment:
Revenues for the Semiconductor segment decreased $17.8 million or 5.5% for the three months ended July 2, 2006 as compared to the three months ended July 2, 2005. The decrease in semiconductor revenues is attributable to the net effect of the following factors:
• Revenues decreased for semiconductors used in consumer product applications such as videogame products, offset in part by increased demand for semiconductors used in digital audio players and cable set-top box solutions;
• Revenues decreased for semiconductors used in storage product applications such as fiber channel and server products, offset in part by increases in revenues for semiconductors used in storage standard product applications such as Serial Attached SCSI (“SAS”) products.
The above noted decreases were offset in part by increases in revenues for semiconductors used in communication product applications such as office automation solutions, switches and wide area network (“ WAN”) products.
Storage Systems segment:
Revenues for the Storage Systems segment increased $26.1 million or 16.7% for the three months ended July 2, 2006 as compared to the three months ended July 3, 2005. The increase in revenues is primarily attributable to increased demand for the high-end controller product introduced in June of 2005.
Six months ended July 2, 2006 compared to the six months ended July 3, 2005
     Total consolidated revenues for the first six months ended July 2, 2006 increased $34.2 million or 3.7% as compared to the first six months ended July 3, 2005.
Semiconductor segment:
Revenues for the Semiconductor segment decreased $23.4 million or 3.7% for the six months ended July 2, 2006 as compared to the first six months ended July 3, 2005. The decrease in semiconductor revenues is attributable to the net effect of the following factors:
• Revenues decreased for semiconductors used in consumer product applications such as videogame products, offset in part by increased demand for semiconductors used in digital audio players and cable set-top box solutions;
• Revenues increased for semiconductors used in communication product applications such as office automation solutions, switches and routers and increased demand for semiconductors used in storage standard product applications such as SAS products, offset in part by decreased demand for semiconductors used in storage product applications such as fiber channel and server products.
Storage Systems segment:
Revenues for the Storage Systems segment increased $57.6 million or 19.1% for the first half of 2006 to the same period of 2005. The increase in revenues is primarily attributable to increased demand for a high-end controller product we introduced in June of 2005.
Significant Customers. The following table summarizes the number of our significant customers, each of whom accounted for 10% or more of our revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment:

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Semiconductor segment:
Number of significant customers	1	1	1	1
Percentage of segment revenues	19%	18%	19%	17%
Storage Systems segment:
Number of significant customers	2	2	2	3
Percentage of segment revenues	46%, 16%	43%,14%	45%,15%	41%, 14%, 11%
Consolidated:
Number of significant customers	2	2	2	2
Percentage of consolidated revenues	18%,12%	15%,12%	18%,12%	14%,11%
Revenues by geography. The following table summarizes our revenues by geography:

	Three months ended		Six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(in millions)
Revenues:
North America	$235.6	$228.1	$472.5	$435.6
Asia, including Japan	194.6	195.4	381.0	390.7
Europe	59.4	57.8	112.0	105.0

Total	$489.6	$481.3	$965.5	$931.3

Three months ended July 2, 2006 compared to the three months ended July 3, 2005
     For the three months ended July 2, 2006, revenues increased in North America and Europe as compared to the three months ended July 3, 2005. The increase in North America is attributable to an increase in demand for semiconductors used in consumer product applications such as digital audio players and cable set-top box solutions and increased revenues for the Storage Systems segment. The increase was offset in part by decreased demand for semiconductors used in storage product applications such as fiber channel and server products and communication product applications such as custom solutions and wireless products. Revenues in Asia, including Japan, decreased for the three months ended July 2, 2006 as compared to the three months ended July 3, 2005. The decrease in revenues in Asia, including Japan, is attributable to decreased demand for semiconductors used in consumer product applications such as videogame products, offset in part by increased demand for semiconductors used in communication product applications as revenues continue to shift to Asia from other regions for custom solutions as well as increased revenues for semiconductors used in storage product applications such as SAS products. The increase in Europe is primarily attributable to increases in revenues for semiconductors used in storage custom solutions product applications such as fiber channel products and communication product applications.
Six months ended July 2, 2006 compared to the six months ended July 3, 2005
     For the six months ended July 2, 2006, revenues increased in North America and Europe as compared to the six months ended July 3, 2005. The increase in North America is attributable to an increase in demand for semiconductors used in consumer product applications such as digital audio players and cable set-top box solutions. The increase was offset in part by decreased demand for semiconductors used in storage product applications such as fiber channel and server products and communication product applications such as communication custom solutions and wireless products and decreased revenues for the Storage System segment. Revenues in Asia, including Japan, decreased in the first six months of 2006 as compared to the same period of 2005. The decrease in revenues in Asia, including Japan, is attributable to decreased demand for semiconductors used in consumer product applications such as videogame products. The decrease was offset in part by increases in demand for semiconductors used in communication product applications as revenues continue to shift to Asia from other regions for custom solutions as well as storage product applications such as SAS products. The increase in Europe is primarily attributable to increases in revenues for semiconductors used in storage product applications such as fiber channel products.

     Operating costs and expenses. Key elements of the consolidated statements of operations for the respective segments are as follows:
Gross profit margin:

	Three months ended		Six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
		(in millions)
Semiconductor segment	$150.2	$158.0	$289.6	$300.5
Percentage of revenues	49%	49%	48%	48%
Storage Systems segment	$59.0	$53.6	$124.1	$101.2
Percentage of revenues	32%	34%	35%	33%

Consolidated	$209.2	$211.6	$413.7	$401.7

Percentage of revenues	43%	44%	43%	43%

Three months ended July 2, 2006 compared to the three months ended July 3, 2005
     The consolidated gross profit margin as a percentage of revenues decreased to 42.7% for the three months ended July 2, 2006 from 44.0% for the three months ended July 3, 2005.
Semiconductor segment:
The gross profit margin as a percentage of revenues for the Semiconductor segment was 48.9% for the three months ended July 2, 2006. A more detailed description of factors affecting the gross profit margins for the three months ended July 2, 2006 as compared to the three months ended July 3, 2005 is as follows:
• Manufacturing variances for the Gresham facility were more favorable for the three months ended July 2, 2006 compared to the three months ended July 3, 2005 as a result of yield improvements and operating cost savings attributable to write-downs recorded in the second half of 2005 related to the impairment of the Gresham manufacturing facility. These improvements were offset by:
• An unfavorable shift in product mix including selling fewer semiconductors for applications such as video games for the three months ended July 2, 2006,
• Lower average selling prices for semiconductors used in DVD-R products,
• Stock-based compensation expense associated with the adoption of SFAS 123R as of January 1, 2006. See Note 2 of the Notes to the Consolidated Condensed Financial Statements (the Notes).
Storage Systems segment:
The gross profit margin as a percentage of revenues for the Storage Systems segment decreased to 32.4% for the three months ended July 2, 2006 from 34.3% for the three months ended July 3, 2005. The decrease in gross profit margins is attributable to start -up costs related to the introduction of our new mid-range system product and stock-based compensation expense associated with the adoption of SFAS 123R on January 1, 2006.
Six months ended July 2, 2006 compared to the six months ended July 3, 2005
     The consolidated gross profit margin as a percentage of revenues was flat for the six months ended July 2, 2006 as compared to the six months ended July 3, 2005. The consolidated gross margin as a percentage of revenues was 42.8% and 43.1% for the six months ended July 2, 2006 and July 3, 2005, respectively.

     Semiconductor segment:
     The gross profit margin as a percentage of revenues for the Semiconductor segment was flat for the six months ended July 2, 2006 as compared to the six months ended July 3, 2005. The Semiconductor segment gross margin as a percentage of revenues is 47.8% for the six months ended July 2, 2006 and July 3, 2005. A more detailed description of factors affecting the gross profit margins in the first half of 2006 as compared to the same period of 2005 is as follows:
•	Manufacturing variances for the Gresham facility were more favorable for the first six months of 2006 compared to the same period of 2005 as a result of yield improvements and operating cost savings attributable to write-downs recorded for the six months ended July 3, 2005 related to the impairment of the Gresham manufacturing facility. These improvements were offset by:

•	An unfavorable shift in product mix including selling fewer semiconductors for applications such as video games for the three months ended July 2, 2006,

•	Lower average selling prices for semiconductors used in DVD-R products, and

•	Stock-based compensation expense associated with the adoption of SFAS 123R as of January 1, 2006 (See Note 2 of the Notes).
Storage Systems segment:
The gross profit margin as a percentage of revenues for the Storage Systems segment increased to 34.5% for the six months ended July 2, 2006 from 33.5% for the six months ended July 3, 2005. The increase in gross profit margins is attributable to improved product mix associated with the introduction of our new high-end controller product in June of 2005 and material cost reductions in the first half of 2006. These increases were offset in part by the start-up costs related to the introduction of our new mid-range system product and stock-based compensation expense associated with the adoption of SFAS 123R on January 1, 2006.
     During the three months ended July 2, 2006, we completed the sale of our Gresham, Oregon semiconductor manufacturing facility to ON Semiconductor for approximately $105.0 million in cash. Under the terms of the agreement, ON Semiconductor offered employment to substantially all of the LSI manufacturing employees based at the Gresham site, with the remaining non-manufacturing workforce expected to continue their employment with LSI. ON Semiconductor also entered into additional agreements with LSI, including a multi-year wafer supply and test agreement, intellectual property license agreement, transition services agreement and a facilities use agreement.
     We own our Storage Systems segment manufacturing facility in Wichita, Kansas. In addition, we acquire wafers, assembly and test services from vendors in Taiwan, Japan, Malaysia, Korea, Mexico, Thailand, Singapore and China and outsource a portion of our Storage Systems segment manufacturing to facilities in Ireland. Utilizing diverse manufacturing locations allows us to better manage potential disruption in the manufacturing process due to economic and geographic risks associated with each location.
     Our operating environment, combined with the resources required to operate in the Semiconductor and Storage Systems industries, requires that we manage a variety of factors. These factors include, among other things:
•	Competitive pricing pressures;

•	Product mix;

•	Factory capacity and utilization;

•	Geographic location of manufacturing;

•	Manufacturing yields;

•	Availability of certain raw materials;

•	Adoption of new industry standards;

•	Terms negotiated with third-party subcontractors; and

•	Foreign currency fluctuations.
     These and other factors could have a significant effect on our gross profit margin in future periods.
Research and development:

	Three months ended		Six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(in millions)
Semiconductor segment	$77.6	$77.6	$159.2	$156.8
Percentage of revenues	25%	24%	26%	25%
Storage Systems segment	$22.8	$22.6	$43.4	$43.5
Percentage of revenues	13%	15%	12%	14%

Consolidated	$100.4	$100.2	$202.6	$200.3

Percentage of revenues	21%	21%	21%	22%

Three months ended July 2, 2006 compared to the three months ended July 3, 2005
     Research and development (“R&D”) expenses remained relatively flat for the three months ended July 2, 2006 as compared to the three months ended July 3, 2005.
     Semiconductor segment:
     R&D expenses in the Semiconductor segment remained relatively flat for the three months ended July 2, 2006 as compared to the three months ended July 3, 2005. R&D expenses for the Semiconductor segment increased primarily as the result of an increase in stock-based compensation expense associated with the adoption of SFAS 123R on January 1, 2006 and higher salaries due to annual merit increases, offset by lower depreciation and amortization related expenses and lower spending on design engineering programs.

     Storage Systems segment:
     R&D expenses in the Storage Systems segment remained relatively flat for the three months ended July 2, 2006 as compared to the three months ended July 3, 2005. R&D expenses as a percentage of Storage Systems segment revenues were 12.5% for the second quarter of 2006 as compared to 14.5% for the same period of 2005 due to an increase in revenues for the three months ended July 2, 2006 as compared to the three months ended July 3, 2005, offset in part by an increase in stock-based compensation expense associated with the adoption of SFAS 123R on January 1, 2006.
Six months ended July 2, 2006 compared to the six months ended July 3, 2005
     R&D expenses increased $2.3 million or 1.1% during the first six months ended July 2, 2006 as compared to the six months ended July 3, 2005.
     Semiconductor segment:
     R&D expenses in the Semiconductor segment increased $2.4 million or 1.5% in the six months ended July 2, 2006 as compared to the six months ended July 3. 2005. The increase in R&D expenses for the Semiconductor segment is primarily the result of an increase in stock-based compensation expense associated with the adoption of SFAS 123R on January 1, 2006, and higher salaries due to annual merit increases, offset primarily by lower depreciation and amortization related expenses and lower spending on design engineering programs.

     Storage Systems segment:
     R&D expenses in the Storage Systems segment remained relatively flat in the first six months of 2006 as compared to the same period of 2005. R&D expenses as a percentage of Storage Systems segment revenues were 12.1% for the first six months of 2006 as compared to 14.4% for the same period of 2005 due to an increase in revenues year over year, offset in part by an increase in stock-based compensation expense associated with the adoption of SFAS 123R on January 1, 2006 .
Selling, general and administrative:

	Three months ended		Six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(in millions)
Semiconductor segment	$43.2	$38.3	$83.5	$75.5
Percentage of revenues	14%	12%	14%	12%
Storage Systems segment	$21.4	$22.0	$50.0.	$43.4
Percentage of revenues	12%	14%	14%	14%

Consolidated	$64.6	$60.3	$133.5	$118.9

Percentage of revenue	13%	13%	14%	13%

Three months ended July 2, 2006 compared to the three months ended July 3, 2005
     Consolidated selling, general and administrative (“SG&A”) expenses increased $4.3 million or 7.1% for the three months ended July 2, 2006 as compared to the three months ended July 3, 2005. Silicon Graphics, a customer of ours, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on May 8, 2006. As a result of this action, we recorded a $1.3 million charge for the three months ended July 2, 2006 because we do not believe the receivable balance as of July 2, 2006 is collectible. This charge mainly relates to the Storage Systems segment. We perform ongoing credit evaluations of our customers’ financial condition and require collateral as considered necessary.
     Semiconductor segment:
     SG&A expenses for the Semiconductor segment increased $4.9 million or 12.8% for the three months ended July 2, 2006 as compared to the three months ended July 3, 2005. The increase in the Semiconductor segment was primarily due to an increase in stock-based compensation associated with SFAS 123R (See Note 2 of the Notes), offset in part by lower sales commissions.
     Storage Systems segment:
     SG&A expenses for the Storage Systems segment decreased $0.6 million or 2.7% for the three months ended July 2, 2006 as compared to the three months ended July 3, 2005. The decrease in SG&A expenses for the three months ended July 2, 2006 as compared to the three months ended July 3, 2005 is mainly attributable to cost cutting measures put in place over the last 12 months. The decreases were offset by:
• A $1.3 million charge recorded in the three months ended July 2, 2006 to reduce a receivable balance with a customer, Silicon Graphics, as discussed above; and
• Stock-based compensation associated with the adoption of SFAS 123R.
Six months ended July 2, 2006 compared to the six months ended July 3, 2005
     Consolidated SG&A expenses increased $14.6 million or 12.3% during the six months ended July 2, 2006 as compared to the three months ended July 3, 2005. Silicon Graphics, a customer of ours, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on May 8, 2006. As a result of this action, we recorded a $6.9 million charge for the six months ended July 2, 2006 because we do not believe the receivable balance as of July 2, 2006 is collectible. Of this charge, $6.7 million relates to the Storage Systems segment and $0.2 million relates to the Semiconductor segment. We perform ongoing credit evaluations of our customers’ financial condition and require collateral as considered necessary.

     Semiconductor segment:
     SG&A expenses for the Semiconductor segment increased $8.0 million or 10.6% for the six months of 2006 as compared to the same period of 2005. The increase in the Semiconductor segment was primarily due to an increase in stock-based compensation associated with SFAS 123R, offset in part by lower sales commissions.
     Storage Systems segment:
     SG&A expenses for the Storage Systems segment increased $6.6 million or 15.2% in the first six months of 2006 as compared to the same period of 2005. The increase in SG&A expenses for the first six months of 2006 as compared to the first six months of 2005 is mainly due to the following:
• A $6.7 million charge recorded for the six months ended July 2, 2006 to reduce a receivable balance with Silicon Graphics, as discussed above;
• An increase in expense associated with new product launches; and
• Stock-based compensation associated with the adoption of SFAS 123R.
     Restructuring of operations and other items: We recorded a net credit of $21.6 million and a net credit of $16.0 million in restructuring of operations and other items for the three and six months ended July 2, 2006, respectively. Of these credits, $21.9 million and $17.3 million were recorded in the Semiconductor segment and a charge of $0.3 million and a charge of $1.3 million were recorded in the Storage Systems segment for the three and six months ended July 2, 2006, respectively. We recorded charges of $7.2 million and $8.7 million in restructuring of operations and other items for the three and six months ended July 3, 2005, respectively, primarily in the Semiconductor segment. See Note 3 of the Notes. For a complete discussion of the 2005 restructuring actions, please refer to our Annual Report on Form 10-K for the year ended December 31, 2005.
     Stock-based compensation: On January 1, 2006, we adopted SFAS 123R, using the modified prospective transition method. Using the modified prospective transition method of adopting SFAS 123R, we began recognizing compensation expense for all share-based awards granted after January 1, 2006 plus unvested awards granted prior to January 1, 2006. Under this method of implementation, no restatement of prior periods has been made. Stock-based compensation expense under SFAS 123R in the consolidated condensed statements of operations for the three and six months ended July 2, 2006 was $13.3 million and $25.1 million, respectively.
     The estimated fair value of our equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. The implementation of SFAS 123R did not have a significant impact on cash flows from operations during the three and six months ended July 2, 2006. See Note 2 to the Notes for a further discussion on stock-based compensation.
     Amortization of intangibles: Amortization of intangible assets was $10.8 million and $22.0 million for the three and six months ended July 2, 2006, respectively, as compared to $17.6 million and $35.2 million for the three and six months ended July 3, 2005, respectively. The decrease is primarily a result of certain intangible assets becoming fully amortized during 2005 and also due to the write-off of certain intangible assets acquired in a purchase business combination for the three months ended July 2, 2006. As of July 2, 2006, we had approximately $20.6 million of intangible assets, net of accumulated amortization that will continue to amortize.
     Interest expense: Interest expense increased slightly by $0.1 million to $6.4 million for the three months ended July 2, 2006 from $6.3 million for the three months ended July 3, 2005. Interest expense decreased slightly by $0.3 million to $12.7 million for the six months ended July 2, 2006 from $13.0 million for the six months ended July 3, 2005. The decrease is due to a lower debt balance from the repurchase of $149.7 million of the 2001 Convertible Notes in the second quarter of 2005.
     Interest income and other, net: Interest income and other, net, was $10.3 million for the three months ended July 2, 2006 as compared to $11.5 million for the three months ended July 3, 2005. Interest income increased to $11.9 million for the three months ended July 2, 2006 from $5.5 million for the three months ended July 3, 2005. The increase in interest income is mainly due to higher returns and higher average cash and short-term investment balances during the three months ended July 2, 2006 as compared to the three months ended July 3, 2005. Other expenses, net of $1.6 million for the three months ended July 2, 2006 included a $1.1 million charge for points on foreign currency forward contracts, a pre-tax loss of $0.2 million on the sale of certain marketable available-for-

sale equity securities of a certain technology company that was acquired by another technology company (see Note 4 of the Notes) and other miscellaneous items that net to an expense of $0.3 million. Other income, net of $6.0 million for the three months ended July 2, 2005 included a pre-tax gain of $4.1 million on the repurchase of the 2001 Convertible Notes, a pre-tax gain of $2.4 million on certain marketable available-for-sale equity securities (see Note 4 of the Notes) and other miscellaneous items that net to an expense of $0.5 million.
     Interest income and other, net increased to $19.8 million during the six months ended July 2, 2006 as compared to $16.9 million for the six months ended July 3, 2005. Interest income increased to $21.1 million during the first six months of 2006 from $11.6 million for the same period of 2005. The increase in interest income is mainly due to higher returns and higher average cash and short-term investment balances for the six months ended July 2, 2006 as compared to the six months ended July 3, 2005. Other expenses, net of $1.3 million for the six months ended July 2, 2006, included a $2.2 million charge for points on foreign currency forward contracts, a pre-tax loss of $0.2 million on the sale of certain marketable available-for-sale equity securities of a certain technology company that was acquired by another company for the three months ended July 2, 2006 (see Note 4 of the Notes) and other miscellaneous items, offset in part by a pre-tax gain of $1.4 million on the sale of certain marketable available-for-sale equity securities for the three months ended April 2, 2006 (see Note 4 of the Notes). Other income, net of $5.3 million in the first six months of 2005 included a pre-tax gain of $4.1 million on the repurchase of the 2001 Convertible Notes, a pre-tax gain of $2.9 million on sales of certain marketable available-for-sale equity securities for the three months ended July 3, 2005 and other miscellaneous expense items.
     Provision for income taxes: During the three and six months ended July 2, 2006 we recorded income tax expenses of $5.1 million and $11.6 million, respectively. For the three and six months ended July 3, 2005, we recorded income tax expenses of $6.3 million and $12.5 million, respectively. The expenses primarily relate to foreign income taxes.
     The provision for income taxes for the three months ended July 2, 2006 includes tax benefits of $2.6 million relating to settlements of tax audits in foreign jurisdictions, which were treated as discrete items allocable to the quarter.
     Excluding certain foreign jurisdictions, our management believes that the future benefit of deferred tax assets, including stock based compensation awards, is more than likely not to be realized.
FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
     Cash, cash equivalents and short-term investments increased to $1.2 billion at July 2, 2006, from $938.9 million at December 31, 2005. The increase is mainly due to cash and cash equivalents provided by operating and financing activities, partially offset by net cash outflows for investing activities as described below.
     Working capital. Working capital increased by $137.9 million to $1.0 billion at July 2, 2006, from $877.4 million as of December 31, 2005. The increase in working capital is attributable to the following:
•	Cash, cash equivalents and short-term investments increased by $261.7 million.

•	Accrued salaries, wages and benefits decreased by $18.4 million primarily due to timing differences in payment of salaries, benefits and performance-based compensation.

•	Current portion of long-term obligation decreased by $1.3 million due to the amortization of deferred gain on the terminated Swaps.

The increase in working capital was offset, in part, by the following:

•	Prepaid expenses and other current assets decreased by $77.4 million primarily due to decreases in assets held for sale of $100.3 million mainly due to the sale of our Gresham Oregon manufacturing facility and two Colorado facilities, offset in part by an increase in other receivable of $15.0 million from ON Semiconductor in connection with the sale of Gresham manufacturing facility and $7.7 million from the sale of our ZSP digital signal processor unit, an increase in prepaid software maintenance and other miscellaneous items which are individually insignificant. (See Note 3 of the Notes).

•	Inventories decreased by $21.0 million to $173.8 million as of July 2, 2006, from $194.8 million as of December 31, 2005. The decline in inventory levels reflects a) our continued focus on supply chain management and b) inventory sold to ON Semiconductor as part of the sale of the Gresham manufacturing facility.

•	Accounts payable increased by $17.1 million due to the timing of invoice receipt and payments.

•	Accounts receivable decreased by $12.5 million to $310.8 million as of July 2, 2006 from $323.3 million as of December 31, 2005. The decrease is mainly attributed to lower revenues and improved collections during the three months ended July 2, 2006 as compared to the three months ended December 31, 2005.

•	Other accrued liabilities increased by $8.9 million due to increases in the restructuring reserve (Note 3 of the Notes) and deferred revenue, offset in part by other miscellaneous items which are individually insignificant.

•	Income taxes payable increased by $6.5 million due to the timing of income tax payments made and the income tax provision recorded during the six months ended July 2, 2006.
     Cash and cash equivalents generated from operating activities. During the six months ended July 2, 2006, we generated $149.0 million of net cash and cash equivalents from operating activities compared to $119.1 million generated during the six months ended July 3, 2005. Cash and cash equivalents generated by operating activities for the six months ended July 2, 2006, were the result of the following:
•	Net income adjusted for non-cash transactions. The non-cash items and other non-operating adjustments are quantified in our Consolidated Condensed Statements of Cash Flows included in this Form 10-Q; and

•	A net increase in assets and liabilities, including changes in working capital components from December 31, 2005 to July 2, 2006, as discussed above.
     The adoption of SFAS 123R did not have an impact on cash flows from operations for the six months ended July 2, 2006.
     Cash and cash equivalents (used in)/ provided by investing activities. Cash and cash equivalents used in investing activities were $86.9 million for the six months ended July 2, 2006, as compared to $16.0 million provided by investing activities for the six months ended July 3, 2005. The primary investing activities for the six months ended July 2, 2006 were as follows:
•	Purchases of debt and equity securities available for sale, net of sales and maturities; and

•	Proceeds from sale of Gresham, Oregon manufacturing facility, two Colorado facilities and intellectual property, net of purchases of property, equipment and software.
     We expect capital expenditures to be approximately $45.0 million in 2006. In recent years, we have reduced our level of capital expenditures as a result of our focus on establishing strategic supplier alliances with foundry semiconductor manufacturers, which enables us to have access to advanced manufacturing capacity, and reduces our capital spending requirements.
     Cash and cash equivalents provided by/ (used in) financing activities. Cash and cash equivalents provided by financing activities for the six months ended July 2, 2006 were $32.1 million as compared to $135.4 million used in financing activities for the six months ended July 3, 2005. The primary financing activities for the three months ended July 2, 2006 were the issuance of common stock under our employee stock option and purchase plans.
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

Contractual Obligations
     The following table summarizes our contractual obligations at July 2, 2006, and the effect of these obligations is expected to have on our liquidity and cash flow in future periods.

	Payments due by period
	Less than	1 – 3	4 – 5	After 5
	1 year	years	years	years	Total
Contractual Obligations	(in millions)
Convertible Subordinated Notes	$271.8	$—	$350.0	$—	$621.8
Operating lease obligations	41.8	53.2	37.6	13.8	146.4
Purchase commitments	374.9	55.5	0.1	—	430.5

Total	$688.5	$108.7	$387.7	$13.8	$1,198.7

Convertible Subordinated Notes
     As of July 2, 2006, we had $271.8 million of Convertible Subordinated Notes due in November 2006 (“2001 Convertible Notes”) and $350.0 million of Convertible Subordinated Notes due in May 2010 (“2003 Convertible Notes”). All of the Convertible Notes are subordinated to all existing and future senior debt and are convertible at the holder’s option, at any time prior to the maturity date of the Convertible Notes, into shares of our common stock. The 2001 and 2003 Convertible Notes have conversion prices of approximately $26.34 per share and $13.42 per share, respectively. The 2001 Convertible Notes are redeemable at our option, in whole or in part, on at least 30 days notice at any time on or after the call date, which is two years before the due date. We cannot elect to redeem the 2003 Convertible Notes prior to maturity. Each holder of the 2001 and 2003 Convertible Notes has the right to cause us to repurchase all of such holder’s convertible notes at 100.0% of their principal amount plus accrued interest upon the occurrence of any fundamental change to us, which includes a transaction or event such as an exchange offer, liquidation, tender offer, consolidation, merger or combination. Interest is payable semiannually.
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
     In connection with the sale of the Gresham, Oregon manufacturing facility in May of 2006, we entered into a multi-year wafer supply agreement. The wafer supply agreement includes a minimum purchase commitment whereby LSI has agreed to purchase $198.8 million in wafers from ON Semiconductor from the date of the sale through the second quarter of 2008. These commitments have been included in the table above.
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

Stock-Based compensation:
     On January 1, 2006, we adopted SFAS 123R, using the modified prospective transition method. In accordance with the modified prospective transition method, we began recognizing compensation expense for all share-based awards granted after January 1, 2006 plus unvested awards granted prior to January 1, 2006. Under this method of implementation, no restatement of prior periods has been made. Stock-based compensation expense under SFAS 123R in the consolidated condensed statements of operations for the three and six months ended July 2, 2006 was approximately $13.3 million and $25.1 million, respectively. See Note 2 of the Notes for a description of our equity compensation plans and a more detailed discussion of the adoption of SFAS 123R.
Stock Options
     The fair value of each option grant is estimated on the date of grant using a reduced form calibrated binomial lattice model (“the Lattice Model”). This model requires the use of historical data for employee exercise behavior and the use of assumptions as follows:

	Three months ended	Six months ended
Employee Stock Options Granted	July 2, 2006	July 2, 2006
Weighted average estimated grant date fair value	$3.95	$3.59
Weighted average assumptions in calculation:
Expected life (years)	4.35	4.29
Risk-free interest rate	5%	5%
Volatility	48%	48%
Dividend yield	—	—
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
     As stock-based compensation expense recognized in the consolidated condensed statement of operations for the three months ended July 2, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. For our pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.
Employee Stock Purchase Plans
     The Company also has two employee stock purchase plans (“ESPPs” — US ESPP and IESPP) under which rights are granted to all employees to purchase shares of common stock at 85.0% of the lesser of the fair market value of such shares at the beginning of a 12-month offering period or the end of each six-month purchase period within such an offering period, typically in May and November. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. During the three months ended July 2, 2006, a total of 1.9 million shares related to the ESPPs were issued. There were approximately 20.1 million shares of common stock reserved for issuance under the ESPPs as of July 2, 2006. The stock-based compensation expense for the three months ended July 2, 2006 stemming from the May 14, 2006 ESPP grants was not significant because the majority of employees of the Company enrolled in the 12-month purchase period in November of 2005 and will not re-enroll until November of 2006. For disclosure purposes, we have included the assumptions that went into the calculation of fair value for the May 2006 as follows:

Three months ended
Employee Stock Purchase Plans Granted	July 2, 2006
Weighted average estimated grant date fair value	$3.05
Weighted average assumptions in calculation:
Expected life (years)	0.8
Risk-free interest rate	5%
Volatility	39%
Dividend yield	—
Restricted Stock Awards
     The cost of these awards is determined using the fair value of our common stock on the date of the grant and compensation expense is recognized over the vesting period on a straight-line basis.
     Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective assumptions. We use third-party consultants to assist in developing the assumptions used in as well as calibrating the Lattice Model. We are responsible for determining the assumptions used in estimating the fair value of its share based payment awards. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although, the fair value of employee stock options is determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
Recent Accounting Pronouncements
     The information contained in Item 1 of Note 1 of the Notes under the heading “Recent Accounting Pronouncements” is hereby incorporated by reference into this Item 2.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There have been no significant changes in the market risk disclosures during the three months ended July 2, 2006, as compared to the discussion in Part II, Item 7a of our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4. Controls and Procedures
     Our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934 as of July 2, 2006. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     During the three months ended July 2, 2006, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

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
     We depend entirely on independent foundry subcontractors to manufacture our semiconductor products; accordingly, any failure to secure and maintain sufficient foundry capacity could materially and adversely affect our business. During the three months ended July 2, 2006, we completed the sale of the Gresham, Oregon semiconductor manufacturing facility to ON Semiconductor. As a result of this transaction, we are completely dependent on foundry subcontractors for the manufacture of our semiconductor products. In conjunction with the sale of the facility, we entered into a wafer supply and test agreement with ON Semiconductor. Other foundry subcontractors, located in Asia, currently manufacture the remainder of our semiconductor devices.
     Availability of foundry capacity has in the recent past been reduced due to strong demand. In addition, the occurrence of a public health emergency could further affect the production capabilities of our manufacturers by resulting in quarantines or closures. If we are unable to secure sufficient capacity at our existing foundries, or in the event of a quarantine or closure at any of these foundries, our revenues, cost of revenues and results of operations would be negatively impacted. If any of our foundries experiences a shortage in capacity, or suffers any damage to its facilities due to earthquakes or other natural disasters, experiences power outages, encounters financial difficulties or experiences any other disruption of foundry capacity, we may need to qualify an alternative foundry in a timely manner. Even our current foundries need to have new manufacturing processes qualified if there is a disruption in an existing process. We typically require several months to qualify a new foundry or process before we can begin shipping products. We may experience a significant interruption in the supply of the affected products, depending on the success and timeliness of a qualification.
     Because we rely exclusively on outside foundries with limited capacity, we face several significant risks, including:
•	a lack of guaranteed wafer supply and potential wafer shortages and higher wafer prices;

•	limited control over delivery schedules, quality assurance, manufacturing yields and production costs; and

•	the unavailability of, or potential delays in obtaining access to, key process technologies.
     In addition, the manufacture of integrated circuits is a highly complex and technologically demanding process. Although we work closely with our foundries to minimize the likelihood of reduced manufacturing yields, our foundries have, from time to time, experienced lower than anticipated manufacturing yields. This often occurs during the production of new products or the installation and start-up of new process technologies. Poor yields from our foundries could result in product shortages or delays in product shipments, which could seriously harm our relationships with our customers and materially and adversely affect our results of operations.
     The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. Although we have entered into contractual commitments to supply specified levels of products to some of our customers, we do not have a long-term volume purchase agreement or a significant guaranteed level of production capacity with any of our foundries. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has in the recent past been reduced from time to time due to strong demand. We place our orders on the basis of our customers’ purchase orders or our forecast of customer demand, and the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that other foundry customers that are larger and better financed than we are, or that have long-term agreements with our main foundries, may induce our foundries to reallocate capacity to them. This reallocation could impair our ability to secure the supply of components that we need. Although we use a number of independent foundries to manufacture our semiconductor products, most of our components are not manufactured at more than one foundry at any given time nor are our products typically designed to be manufactured in more than one specific process at. Accordingly, if one of our foundries is unable to provide us with components as needed, we could experience significant delays in securing sufficient supplies of those components. Also, our third party foundries typically migrate capacity to newer, state-of-the-art manufacturing processes on a regular basis, which may create capacity shortages for our products designed to be manufactured on an older process. We cannot assure you that any of our existing or new foundries will be able to produce integrated circuits with acceptable manufacturing yields, or that our foundries will be able to deliver enough semiconductor devices to us on a timely basis, or at reasonable prices. These and other related factors could impair our ability to meet our customers’ needs and have a material and adverse effect on our operating results.
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
     We are dependent on a limited number of customers. A limited number of customers account for a substantial portion of our revenues. International Business Machines Corporation and Seagate Technology represented approximately 18% and 12%, respectively, of our total consolidated revenues for the three months ended July 2, 2006.
     Our operating results and financial condition could be significantly affected if:
•	we do not win new product designs from major existing customers;

•	major customers reduce or cancel their existing business with us;

•	major customers make significant changes in scheduled deliveries; or

•	there are declines in the prices of products that we sell to these customers.

     We are potentially subject to credit risk from accounts receivable. A majority of the our trade receivables are derived from sales to large multinational computer, communication, networking, storage and consumer electronics manufacturers, with the remainder distributed across other industries. We perform ongoing credit evaluations of our customers’ financial condition and require collateral when considered necessary. However, we cannot provide assurance that our accounts receivable balances will be paid on time or at all. Silicon Graphics, a customer of ours, bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on May 8, 2006. As a result of this action, we recorded $1.3 million and $6.9 million charges for the three and six months ended July 2, 2006 because we do not believe the receivable balance as of July 2, 2006 is collectible. The majority of the charges for the three and six months ended July 2, 2006 related to the Storage Systems segment.
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
     The storage manufacturing facility we operate is complex. We own our own Storage Systems segment manufacturing facility in Wichita, Kansas. The manufacture and introduction of our Storage Systems products is a complicated process. We confront challenges in the manufacturing process that require us to:
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
     We engage in acquisitions and alliances giving rise to financial and technological risks. We are continually exploring strategic acquisitions that build upon our existing library of intellectual property, human capital and engineering talent, and increase our leadership position in the markets where we operate. We did not complete any material acquisitions or alliances for the three months ended July 2, 2006. Mergers and acquisitions of high-technology companies bear inherent risks. No assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. We must continue to manage any growth effectively. Failure to manage growth effectively and to integrate acquisitions could adversely affect our operating results and financial condition.
     In addition, we intend to continue to make investments in companies, products and technologies through strategic alliances. Investment activities often involve risks, including the need to acquire timely access to needed capital for investments related to alliances and to invest in companies and technologies that contribute to the growth of our business.

     During the three months ended July 2, 2006, we completed the sale of the Gresham, Oregon manufacturing facility as part of our strategy to transition to a fabless semiconductor manufacturing model. Our new strategy includes the expansion of our working relationships with major foundry partners and the adoption of a roadmap leading to the production of advanced semiconductors utilizing 65-nanometer and below process technology on 300-mm or 12-inch wafers. As a result of this transaction, we are completely dependent on foundry subcontractors for the manufacture of our semiconductor products. In conjunction with the sale of the facility, we entered into other agreements with ON Semiconductor, including, but not limited to a wafer supply and test agreement and an intellectual property license agreement.
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
     We may rely on capital and bank markets to provide liquidity. In order to finance strategic acquisitions, capital assets needed in our manufacturing facilities and other general corporate needs, we may rely on capital and bank markets to provide liquidity. As of July 2, 2006, we had convertible notes outstanding of approximately $622 million. We may need to seek additional equity or debt financing from time to time. Historically, we have been able to access capital and bank markets, but we may not be able to access these markets in the future or on terms that are acceptable to us. The availability of capital in these markets is affected by several factors, including geopolitical risk, the interest rate environment and the condition of the economy as a whole. Moreover, any future equity or equity-linked financing may dilute the equity ownership of existing shareholders. In addition, our own operating performance, capital structure and expected future performance impact our ability to raise capital. We believe that our current cash, cash equivalents, short-term investments and future cash provided by operations will be sufficient to fund our needs in the foreseeable future. This includes repaying our existing convertible debt when due. However, if our operating performance falls below expectations, we may need additional funds.
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
     The high technology industry in which we operate is prone to intellectual property litigation. Our success is dependent in part on our technology and other proprietary rights, and we believe that there is value in the protection afforded by our patents, copyright, trademarks and other intellectual property rights. We have a program whereby we actively protect our intellectual property by acquiring patent and other intellectual property rights. However, the industry is characterized by rapidly changing technology and our future success depends primarily on the technical competence and creative skills of our personnel.
     As is typical in the high technology industry, from time to time we have received communications from other parties asserting that certain of our products, processes, technologies or information infringe upon their patent rights, copyrights, trademark or other intellectual property rights. We regularly evaluate such assertions. In light of industry practice, we believe, with respect to existing or future claims that any licenses or other rights that may be necessary may generally be obtained on commercially reasonable terms. Nevertheless, there is no assurance that licenses will be obtainable on acceptable terms or that a claim will not result in litigation or other administrative proceedings. Resolution of whether our product or intellectual property has infringed on valid rights held by others could have a material adverse effect on our results of operations or financial position and may require material changes in production processes and products.
     See “Legal Matters” in Note 11 of the Notes regarding pending patent litigation.

     We may not be able to adequately protect or enforce our intellectual property rights, which could harm our competitive position. Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes. We currently hold more than 3,500 U.S. patents. However, we cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. We may not have foreign patents or pending applications corresponding to our U.S. patents and applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Some or all of our patents have in the past been licensed and likely will in the future be licensed to certain of our competitors through cross-license agreements.
     Certain of our software (as well as that of our customers) may be derived from so-called “open source” software that is generally made available to the public by its authors and/or other third parties. Such open source software is often made available to us under licenses, such as the GNU General Public License. These licenses impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public, and/or license such derivative works under a particular type of license, rather than the forms of license customarily used to protect our intellectual property. While we believe we have complied with our obligations under the various applicable licenses for open source software, in the event the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work. With respect to our proprietary software, we generally license such software under terms that prohibit combining it with open source software as described above. Despite these restrictions, parties may combine our proprietary software with open source software without our authorization, in which case we may nonetheless be required to release the source code of our proprietary software.
     Our Storage Systems manufacturing facility is subject to disruption. Operations at the Wichita, Kansas manufacturing facility may be disrupted for reasons beyond our control, including work stoppages, fire, earthquake, tornado, floods or other natural disasters, which could have a material adverse effect on our results of operation or financial position.
     We depend on third-party subcontractors to assemble, obtain packaging materials for, and test substantially all of our current semiconductor products. If we lose the services of any of our subcontractors or if these subcontractors are unable to obtain sufficient packaging materials, shipments of our products may be disrupted, which could harm our customer relationships and adversely affect our revenues. Third-party subcontractors located in Asia assemble, obtain packaging materials for, and test substantially all of our current semiconductor products. Because we rely on third-party subcontractors to perform these functions, we cannot directly control our product delivery schedules and quality assurance. This lack of control has resulted in the past, and could result in the future, in product shortages or quality assurance problems that could delay shipments of our products or increase our manufacturing, assembly or testing costs.
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
     We depend on third-party subcontractors to manufacture all of our current board products. Third-party subcontractors manufacture all of our current board products. Because we rely on third-party subcontractors to perform this function, we cannot directly control our product delivery schedules and quality assurance. This lack of control has resulted in the past, and could result in the future, in product shortages or quality assurance problems that could delay shipments of our products or increase our manufacturing, assembly or testing costs.

     If our third-party subcontractors are unable to manufacture our products in a timely manner, we may experience a significant product shortage or delay in product shipments, which could seriously harm our customer relationships and materially and adversely affect our net sales. If any of these subcontractors experiences capacity constraints or financial difficulties, suffers any damage to its facilities, experiences power outages or encounters any other disruption of manufacturing capacity, we may not be able to obtain alternative manufacturing services in a timely manner. Due to the amount of time that it usually takes us to qualify such third party manufacturers, we could experience significant delays in product shipments if we are required to find alternatives. Any problems that we may encounter with the delivery, quality or cost of our products could damage our customer relationships and materially and adversely affect our results of operations. We are continuing to develop relationships with additional third-party manufacturers for our products. However, even if we use these new subcontractors, we will continue to be subject to all of the risks described above.
     We are increasingly exposed to various legal, business, political and economic risks associated with our international operations. We currently obtain a substantial portion of our manufacturing, and all of our assembly and testing services from suppliers located outside the United States. We also frequently ship products to our domestic customers’ international manufacturing divisions and subcontractors. We also undertake design and development activities in Canada, China, Dubai, Germany, India, Italy, Russia, Taiwan, and the United Kingdom. We intend to continue to expand our international business activities and to open other design and operational centers abroad. Any geopolitical factors such as terrorist activities, armed conflict or global health conditions, which adversely affect the global economy, may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many other inherent risks, including but not limited to:
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
     The adoption of new accounting standards related to the expensing of stock awards adversely affected our results for the six months ended July 2, 2006 and is expected to negatively impact the results of operations in subsequent periods. Future changes in financial accounting standards or practices or existing taxation rules or practices may also cause adverse unexpected fluctuations and affect our reported results of operations. On January 1, 2006, we adopted SFAS 123R. In accordance with the modified prospective transition method, we began recognizing compensation expense for all share-based awards on or granted after January 1, 2006, plus unvested awards granted prior to January 1, 2006. Under this method of implementation, no restatement of prior periods has been made. The adoption of SFAS 123R has a significant impact on our operating results as share-based compensation expense is charged directly against reported earnings. Numerous judgments and estimates are involved in the calculation of the expense and the changes to those estimates, or different judgments could result in a significant impact on the financial statement.
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
     Although our management has determined, that our disclosure controls and procedures were effective as of July 2, 2006, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On July 28, 2000, our Board of Directors authorized a new stock repurchase program in which up to 5 million shares of the our common stock may be repurchased in the open market from time to time. There is no expiration date for the plan. There are 3.5 million shares available for repurchase under this plan as of July 2, 2006. We did not repurchase any shares during the three months ended July 2, 2006.

Item 4. Submission of Matters to a Vote of Security Holder.
          The annual meeting of stockholders was held on May 11, 2006 in San Jose, California. At the meeting, the stockholders voted on and approved the following proposals. The results of voting were as follows:

Proposal 1.	To elect seven directors to serve for the ensuing year and until their successors are elected.

Director	Votes For	Votes Withheld
T.Z. Chu	333,599,121	8,508,438

Malcolm R. Currie	325,899,296	16,208,263

James H. Keyes	328,630,524	13,477,035

R. Douglas Norby	310,768,266	31,339,293

Matthew J. O’Rourke	328,787,067	13,320,492

Gregorio Reyes	330,371,492	11,736,067

Abhijit Y. Talwalkar	335,204,217	6,903,342

Proposal 2.	To approve an amendment to the Company’s Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance thereunder by 9,000,000.

Votes For	Votes Against	Abstentions	Broker Non-Votes
210,657,061	19,378,803	2,766,824	109,304,871

Proposal 3.	To approve an amendment to the Company’s International Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance thereunder by 1,000,000.

Votes For	Votes Against	Abstentions	Broker Non-Votes
210,551,743	19,423,440	2,827,506	109,304,870

Proposal 4.	To ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for its 2006 fiscal year.

Votes For	Votes Against	Abstentions	Broker Non-Votes
333,316,584	6,309,584	2,481,391	—
Item 5. Other Matters
     On May 23, 2005, Wilfred J. Corrigan’s status as an employee of the Company ceased. On June 13, 2005, the Company entered into a letter agreement (the “Letter Agreement’) with Mr. Corrigan summarizing the payments and benefits Mr. Corrigan would receive in accordance with his employment agreement dated September 20, 2001, and as disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005. In the Form 10-Q for the quarter ended July 3, 2005, we previously disclosed that Mr. Corrigan’s total payments would amount to $5.3 million in the aggregate. In addition to the payments and benefits provided for in the employment agreement, pursuant to the Letter Agreement and a plan adopted on May 4, 2000 by the LSI Logic Board of Directors, the medical benefits for Mr. Corrigan’s dependent child would continue after the expiration of Mr. Corrigan’s health, dental and vision benefits, until she reaches age 65.
Item 6. Exhibits
10.55	Wafer Supply and Test Services Agreement between LSI Logic Corporation and Semiconductor Components Industries, LLC, as of May 16, 2006. Incorporated by reference to exhibit filed with the Quarterly Report on Form 10-Q on April 27, 2006 by ON Semiconductor Corporation.+

10.56	Letter Agreement dated June 13, 2005 between LSI Logic Corporation and Wilfred J. Corrigan.

31.1	Certification of the Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

+	Schedules to this exhibit not filed herewith shall be furnished to the SEC upon request. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

**	Furnished not filed.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSI LOGIC CORPORATION
(Registrant)

Date: August 10, 2006	By	/s/ Bryon Look

Bryon Look
Executive Vice President &
Chief Financial Officer

INDEX TO EXHIBITS
10.55	Wafer Supply and Test Services Agreement between LSI Logic Corporation and Semiconductor Components Industries, LLC, as of May 16, 2006. Incorporated by reference to exhibit filed with the Quarterly Report on Form 10-Q on April 27, 2006 by ON Semiconductor Corporation.+

10.56	Letter Agreement dated June 13, 2005 between LSI Logic Corporation and Wilfred J. Corrigan

31.1	Certification of the Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities and Exchange Act Rules 13-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

+	Schedules to this exhibit not filed herewith shall be furnished to the SEC upon request. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

**	Furnished not filed.