Form 10-Q
period 2006-10-01
LSI LOGIC CORP
filed 2006-11-13
CIK 703360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 1, 2006
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☑    Accelerated Filer ☐    Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
     As of November 7, 2006, there were 400,617,350 shares of the registrant’s Common Stock, $0.01 par value, outstanding.

LSI LOGIC CORPORATION
Form 10-Q
For the Quarter Ended October 1, 2006
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LSI LOGIC CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	October 1,	December 31,
	2006	2005
	(In thousands, except
	per share amounts)
Assets
Cash and cash equivalents	$398,410	$264,649
Short-term investments	869,723	674,260
Accounts receivable, less allowances of $17,231 and $15,328	320,251	323,310
Inventories	183,731	194,814
Prepaid expenses and other current assets	64,036	163,086

Total current assets	1,836,151	1,620,119

Property and equipment, net	83,259	98,285
Other intangibles assets, net	14,197	45,974
Goodwill	927,169	928,542
Other assets	118,134	103,146

Total assets	$2,978,910	$2,796,066

Liabilities and Stockholders’ Equity
Accounts payable	$169,525	$171,632
Accrued salaries, wages and benefits	75,660	77,713
Other accrued liabilities	135,874	140,194
Income taxes payable	89,131	79,290
Current portion of long-term debt	272,038	273,940

Total current liabilities	742,228	742,769

Long-term debt	350,000	350,000
Tax-related liabilities and other	82,470	75,110

Total long-term obligations and other liabilities	432,470	425,110

Commitments and contingencies (Note 11)	—	—

Minority interest in subsidiary	234	237
Stockholders’ equity:
Preferred shares; $0.01 par value; 2,000 shares authorized, none outstanding	—	—
Common stock; $0.01 par value; 1,300,000 shares authorized; 399,975 and 394,015 shares outstanding, respectively	4,000	3,940
Additional paid-in capital	3,066,158	2,996,102
Accumulated deficit	(1,279,319)	(1,389,944)
Accumulated other comprehensive income	13,139	17,852

Total stockholders’ equity	1,803,978	1,627,950

Total liabilities and stockholders’ equity	$2,978,910	$2,796,066

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

LSI LOGIC CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005

	(In thousands, except per share amounts)
Revenues	$492,978	$481,716	$1,458,497	$1,413,015
Cost of revenues	278,444	271,697	830,267	801,293

Gross profit	214,534	210,019	628,230	611,722

Research and development	102,533	101,027	305,169	301,328
Selling, general and administrative	60,276	58,966	193,790	177,875
Restructuring of operations and other items, net	2,614	99,986	(13,384)	108,675
Amortization of intangibles	6,436	15,693	28,453	50,919

Income/(loss) from operations	42,675	(65,653)	114,202	(27,075)
Interest expense	(6,556)	(6,058)	(19,314)	(19,088)
Interest income and other, net	13,066	4,567	32,912	21,500

Income/(loss) before income taxes	49,185	(67,144)	127,800	(24,663)
Provision for income taxes	5,575	6,250	17,175	18,750

Net income/(loss)	$43,610	$(73,394)	$110,625	$(43,413)

Net income/(loss) per share:
Basic	$0.11	$(0.19)	$0.28	$(0.11)

Diluted	$0.11	$(0.19)	$0.27	$(0.11)

Shares used in computing per share amounts:
Basic	399,613	391,017	397,408	389,247

Diluted	403,715	391,017	403,779	389,247

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

LSI LOGIC CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	October 1, 2006	October 2, 2005
	(In thousands)
Operating activities:
Net income/(loss)	$110,625	$(43,413)
Adjustments:
Depreciation and amortization	65,693	120,468
Stock-based compensation expense	36,154	3,940
Non-cash restructuring and other items	(2,576)	86,661
Gain on sale of intellectual property	(15,000)	—
Gain on sale of Gresham manufacturing facility and associated intellectual property	(12,553)	—
Write-off of intangible assets acquired in a purchase business combination	3,325	—
Non-cash foreign exchange gain	(472)	—
Gain on sale of equity securities	(1,998)	(824)
Gain on repurchase of Convertible Subordinated Notes	—	(4,123)
Gain on sale of property and equipment	(245)	(91)
Changes in deferred tax assets and liabilities	24	112
Changes in assets and liabilities:
Accounts receivable	3,063	(26,468)
Inventories	7,158	29,767
Prepaid expenses and other assets	(13,380)	(2,090)
Accounts payable	(1,161)	6,118
Accrued and other liabilities	17,104	26,627

Net cash provided by operating activities	195,761	196,684

Investing activities:
Purchase of debt securities available-for-sale	(498,408)	(397,240)
Proceeds from maturities and sales of debt securities available-for-sale	302,407	365,228
Purchases of equity securities	(8,150)	—
Proceeds from sales of equity securities	6,092	3,871
Purchases of property, equipment and software	(44,244)	(35,326)
Proceeds from sale of property and equipment	89	3,399
Proceeds from sale of intellectual property	22,670	—
Proceeds from sale of Fort Collins facility	10,998	—
Proceeds from sale of Colorado Springs facility	7,029	—
Proceeds from sale of Gresham manufacturing facility	96,426	—
Proceeds from sale of Gresham manufacturing facility associated intellectual property	5,100	—
Proceeds from the resolution of a pre-acquisition income tax contingency	1,373	7,662

Net cash used in investing activities	(98,618)	(52,406)

Financing activities:
Repurchase of Convertible Subordinated Notes	—	(148,126)
Issuance of common stock	36,005	20,073
Repayment of debt obligations	—	(129)

Net cash provided by /(used in) financing activities	36,005	(128,182)

Effect of exchange rate changes on cash and cash equivalents	613	(9,165)

Increase in cash and cash equivalents	133,761	6,931

Cash and cash equivalents at beginning of period	264,649	218,723

Cash and cash equivalents at end of period	$398,410	$225,654

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

LSI LOGIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
     In the opinion of LSI Logic Corporation (the “Company” or “LSI”), the accompanying Unaudited Consolidated Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments and restructuring and other items, net, as discussed in Note 3 to the Unaudited Consolidated Condensed Financial Statements, hereafter referred to as the “Notes”), necessary to state fairly the financial information included herein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     For financial reporting purposes, the Company reports on a 13 or 14-week quarter with a year ending December 31. The current quarter ended October 1, 2006. The results of operations for the quarter ended October 1, 2006 are not necessarily indicative of the results to be expected for the full year. The first nine months of 2006 ended on October 1, 2006 and the first nine months of 2005 ended on October 2, 2005 and consisted of approximately 39 weeks each. The three months of the Company’s third quarter ended October 1, 2006 and October 2, 2005, each consisted of 13 weeks.
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
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FAS No. 109).” This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This interpretation is effective for the Company on January 1, 2007. The Company is currently evaluating the impact FIN No. 48 will have on the Company’s consolidated balance sheet and statement of operations.
     In June 2006, the FASB Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-2 (EITF 06-02), “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 (FAS No. 43), Accounting for Compensated Absences.” EITF 06-02 addresses the accounting for an employee’s right to a compensated absence under a sabbatical or other similar benefit arrangement that is unrestricted (that is, the employee is not required to perform any services for or on behalf of the entity during the absence) and that requires the completion of a minimum service period and in which the benefit does not increase with additional years of service. For sabbatical arrangements meeting these criteria, EITF 06-02 concludes that the accumulated criteria have been met in paragraph 6(b) of FAS No. 43 and that as long as the remaining sections of paragraph 6 are met, the sabbatical arrangement should be accrued over the requisite service period, which for the Company would be 10 years. EITF 06-02 is effective for the Company on January 1, 2007 and is required to be recognized as a cumulative effect of a change in accounting principle that would need to be retroactively reflected in all prior period financial statements presented. The Company offers a sabbatical of 20 days to full-time employees upon completion of 10 years of service. The Company is currently evaluating the impact EITF 06-02 will have on the Company’s consolidated balance sheet and statement of operations.
     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 gives guidance on how errors, built up over time in the balance sheet, should be considered from a materiality perspective and corrected. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not expect the adoption of SAB 108 to have a material impact on the Company’s consolidated balance sheet or statement of operations.
     In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (FAS 157). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. FAS 157 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The Company is currently evaluating the impact that the provisions of FAS 157 will have on the Company’s consolidated balance sheet and statement of operations.
NOTE 2 — STOCK-BASED COMPENSATION
     On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (SFAS 123R), using the modified prospective transition method. In accordance with the modified prospective transition method, the Company began recognizing compensation expense for all share-based awards granted after January 1, 2006, plus unvested awards granted prior to January 1, 2006. Under this method of implementation, no restatement of prior periods has been made. The cumulative effect of adopting SFAS 123R was not significant.
Description of the Company’s equity compensation plans:
     The 2003 Equity Incentive Plan (the “2003 Plan”): The 2003 Plan was approved by stockholders in May 2003. Under the 2003 Plan, the Company may grant stock options or restricted stock units to employees, officers and consultants. Stock options will have an exercise price that is no less than the fair market value of the stock on the date of grant. The term of each option or restricted stock unit is determined by the Board of Directors or its committee and, for option grants on or after February 12, 2004, will generally be seven years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant. Restricted stock units may be granted with the vesting requirements determined by the Board of Directors.
     The 1991 Equity Incentive Plan (the “1991 Plan”): Under the 1991 Plan, the Company may grant stock options to employees, officers and consultants, with an exercise price that is no less than the fair market value of the stock on the date of grant. The term of each option is determined by the Board of Directors or its committee and has generally been ten years. For options granted on or after February 12, 2004, the term of the options will generally be seven years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant. With respect to shares previously approved by stockholders, no incentive stock options may be granted under the 1991 plan after March 2001.
     The 1995 Director Option Plan: Under the 1995 Director Option Plan, new directors receive an initial grant of option to purchase 30,000 shares of common stock and directors receive subsequent automatic grants of 30,000 options to purchase shares of common stock each year thereafter. The initial grants vest in annual increments of 25% per year, commencing one year from the date of grant. Subsequent option grants become exercisable in full six months after the grant date. The term of each option is ten years. The exercise price of the options granted is equal to the fair market value of the stock on the date of grant.
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
     The Employee Stock Purchase Plan, as amended and restated (“US ESPP”): Under the US ESPP, rights are granted to LSI Logic employees in the United States to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of a 12-month offering period or the end of each six-month purchase period within such an offering period. There are 18,187,817 shares remaining available for future issuance under this plan. The US ESPP includes an annual replenishment calculated at 1.2% of the Company’s common stock issued and outstanding at the fiscal year end less the number of shares available for future grants under the US ESPP. No shares have been added to the US ESPP from the annual replenishment since January 2001.
     International Employee Stock Purchase Plan (“IESPP”): Under the IESPP, rights are granted to LSI Logic employees (excluding executive officers) outside of the United States to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of a 12-month offering period or the end of each six-month purchase period within such an offering period. There are 1,944,748 shares remaining available for future issuance under the IESPP.
Stock-based compensation expense under SFAS 123R:
     Stock-based compensation expense under SFAS 123R in the consolidated condensed statements of operations for the three and nine months ended October 1, 2006 was $11.0 million and $36.2 million, respectively, as shown in the table below. Stock-based compensation costs capitalized to inventory and software for the three and nine months ended October 1, 2006 were not significant.
     The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over each award vesting period (the requisite service period), on a straight-line basis. The table below summarizes stock-based compensation expense, related to employee stock options, the stock purchase plans and restricted stock units under SFAS 123R for the three and nine months ended October 1, 2006.
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

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
Stock-based compensation expense:	2006	2005	2006	2005
	(In thousands)		(In thousands)
Cost of revenues	$1,719	$186	$5,702	$511
Research and development	3,908	503	13,073	1,908
Selling, general and administrative	5,398	624	17,379	1,521

Total stock-based compensation expense	$11,025	$1,313	$36,154	$3,940

Stock Options
     The fair value of each option grant is estimated on the date of grant using a reduced form calibrated binomial lattice model (the “Lattice Model”). This model requires the use of historical data for employee exercise behavior and the use of assumptions outlined in the following table:

	Three months ended	Nine months ended
Employee Stock Options Granted	October 1, 2006	October 1, 2006
Weighted average estimated grant date fair value	$2.97	$3.30
Weighted average assumptions in calculation:
Expected life (years)	4.36	4.32
Risk-free interest rate	5%	5%
Volatility	48%	48%
Dividend yield	—	—
     The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the Lattice Model. The expected life of employee stock options is affected by all of the underlying assumptions and calibration of the Company’s model.
     The Company used an equally weighted combination of historical and implied volatilities as of the grant date. The historical volatility is the standard deviation of the daily stock returns for LSI from the date of the Company’s initial public offering in 1983. The Company used implied volatilities of near-the-money LSI traded call options, as stock options are call options that are granted at the money. The historical and implied volatilities were annualized and equally weighted to determine the volatilities as of the grant date. Prior to January 1, 2006, the Company used historical implied stock price volatilities in accordance with SFAS 123 for purposes of its pro forma information. Company management believes that the equally weighted combination of historical and implied volatilities is more representative of future stock price trends than sole use of historical implied volatilities.
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
     As stock-based compensation expense recognized in the consolidated condensed statement of operations for the three and nine months ended October 1, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. For the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

     A summary of the changes in stock options outstanding under the Company’s equity-based compensation plans during the nine months ended October 1, 2006 is presented below (share amounts in thousands):

			Weighted
		Weighted	Average	Average
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price Per	Term	(In
	(In thousands)	Share	(In years)	thousands)

Options outstanding at January 1, 2006	70,618	$13.21	—	$—
Options granted	7,069	9.16	—	—
Options exercised	(3,542)	(6.62)	—	—
Options canceled	(11,040)	(16.02)	—	—

Options outstanding at October 1, 2006	63,105	$12.63	4.84	$44,300

Options exercisable at October 1, 2006	41,208	$15.15	4.21	$24,448

     During the second quarter of 2005, Abhijit Y. Talwalkar, joined the company as President and Chief Executive Officer. As part of his initial stock option grants, Mr. Talwalkar was granted non-statutory stock options to purchase 2,000,000 shares of Company common stock under the 2003 Equity Incentive Plan at an exercise price equal to the closing price per share on the New York Stock Exchange (“NYSE”) for the common stock of the Company on the date of grant. The shares subject to such option will vest based on Mr. Talwalkar attaining certain performance criteria determined by the Compensation Committee of the Board of Directors. The shares subject to such option are scheduled to fully vest six years after the date of grant, whether or not the performance goals are met, subject to Mr. Talwalkar’s continued employment with the Company on each scheduled vesting date.
     As of October 1, 2006, total unrecognized compensation expense related to nonvested stock options, net of estimated forfeitures, was approximately $76.2 million and is expected to be recognized over the next 2.8 years on a weighted average basis. The total intrinsic value of options exercised during the three and nine months ended October 1, 2006 was $1.8 million and $11.5 million, respectively. Cash received from stock option exercises was $3.8 million and $23.4 million during the three and nine months ended October 1, 2006, respectively.
     The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well a number of highly complex and subjective assumptions. The Company uses third-party consultants to assist in developing the assumptions used in as well as calibrating the Lattice Model. The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards.
Employee Stock Purchase Plans
     The Company also has two employee stock purchase plans (“ESPPs” — US ESPP and IESPP) under which rights are granted to all qualifying employees to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of a 12-month offering period or the end of each six-month purchase period within such an offering period, typically in May and November. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. A total of 1.9 million shares related to the ESPPs were issued during the three months ended July 2, 2006. No shares related to the ESPPs were issued during the three months ended October 1, 2006. There were approximately 20.1 million shares of common stock reserved for issuance under the ESPPs as of October 1, 2006. The stock-based compensation expense for the three months ended October 1, 2006 stemming from the May 14, 2006 ESPP grants was not significant because the majority of employees of the Company enrolled in the 12-month purchase period in November 2005 and cannot re-enroll until November 2006. For disclosure purposes, we have included the assumptions that went into the calculation of fair value for May 2006 grant as follows:

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
     A summary of the changes in restricted stock awards outstanding during the nine months ended October 1, 2006 is presented below:

Number of
shares
(In thousands)
Non-vested shares at January 1, 2006	2,375
Granted	498
Vested	(850)
Forfeited	(223)

Non-vested shares at October 1, 2006	1,800

     As of October 1, 2006, the Company had approximately $10.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock awards, which will be recognized over the weighted average period of 2.2 years. The fair value of shares vested during the three and nine months ended October 1, 2006 was $0.7 million and $7.5 million, respectively.
     There are a total of approximately 120 million shares of common stock reserved for issuance upon exercise of options and vesting of restricted stock awards, including options available for future grants, outstanding under all stock option plans.
Income taxes
     In November 2005, the FASB issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has one year from the date of adoption to elect the transition method. Until such election is made, the “Long-Form” transition method must be used. In addition, in accordance with SFAS 123R, SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), and EITF Topic D-32, “Intraperiod Tax Allocation of the Effect of Pretax Income from Continuing Operations,” the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company.
     The Company records its stock-based compensation expense in multiple jurisdictions. In jurisdictions where an income tax deduction is allowed and an income tax benefit is realizable, the Company has recognized an income tax benefit. In jurisdictions where an income tax deduction is not allowed or where an income tax benefit is not realizable, an income tax benefit has not been recognized.
Earnings per share
     Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares outstanding and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of employee stock options and restricted common stock. Under the treasury stock method, the amount the employee must pay for exercising stock options, employee stock purchase rights, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase the shares.
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

	Three months	Nine months
	ended	ended
	October 2,	October 2,
	2005	2005
	(In thousands, except per share
	amounts)
Net loss, as reported	$(73,394)	$(43,413)
Add: Amortization of non-cash deferred stock compensation determined under the intrinsic value method as reported in net income, net of related tax effects *	44	340
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects*	(17,362)	(60,876)

Pro forma net loss	$(90,712)	$(103,949)

Loss per share:
Basic-as reported	$(0.19)	$(0.11)
Basic-pro forma	$(0.23)	$(0.27)

Diluted-as reported	$(0.19)	$(0.11)
Diluted-pro forma	$(0.23)	$(0.27)

*	This amount excludes amortization of stock-based compensation on restricted stock awards.
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

	Three months ended	Nine months ended
Employee Stock Options Granted	October 2, 2005	October 2, 2005
Weighted average estimated grant date fair value	$5.77	$4.62
Assumptions in calculation:
Expected life (years)	4.42	4.50
Risk-free interest rate	4%	4%
Volatility	78%	79%
Dividend yield	—	—
NOTE 3— RESTRUCTURING AND OTHER ITEMS
     The Company recorded a charge of $2.6 million and a net credit of $13.4 million in restructuring of operations and other items for the three and nine months ended October 1, 2006, respectively. A charge of $2.7 million and a credit of $14.6 million was recorded in the Semiconductor segment and a credit of $0.1 million and a charge of $1.2 million was recorded in the Storage Systems segment for the three and nine months ended October 1, 2006, respectively. The Company recorded charges of $100.0 million and $108.7 million in restructuring of operations and other items for the three and nine months ended October 2, 2005, respectively, primarily in the Semiconductor segment. For a complete discussion of the 2005 restructuring actions, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Restructuring and impairment of long- lived assets:
First quarter of 2006:
     The $5.7 million charge in the first quarter of 2006 is related to the net effect of the following items. An expense of $2.7 million was recorded for changes in sublease assumptions for certain previously accrued facility lease termination costs. An expense of $0.5 million was recorded to reflect the change-in-time value of accruals for facility lease termination costs. An expense of $5.7 million was recorded for severance and termination benefits for employees primarily related to the broad-based reorganization that was announced in August 2005. Other exit costs of $1.4 million include contract termination costs of $0.9 million related to the Company’s strategic realignment of the sales function and an expense of $0.5 million for facility closure costs related to the Colorado fabrication facility as the expenses were incurred. Net gains of $4.6 million were recorded to reflect a) the increase in fair value for our Colorado Springs facility that was sold to a third party subsequent to the first quarter of 2006, b) a gain for the sale of certain intellectual property to a third party during the first quarter of 2006 that was written down to zero due to impairment in a previous year and c) the write-down of certain equipment held for sale to fair market value.
Second quarter of 2006:
     The $21.6 million credit is related to the net effect of the following items:
•	$12.5 million net gain recorded for the sale of Gresham, Oregon manufacturing facility and certain related manufacturing process intellectual property to ON Semiconductor;

•	$15.0 million gain recorded for the sale of certain intellectual property to a third party based on the sale of zero basis intellectual property for $15.0 million in cash proceeds;

•	$7.4 million gain recorded for the sale of the Company’s ZSP digital signal processor intellectual technology;

•	$8.6 million charge recorded for severance and termination benefits for employees primarily related to the broad-based reorganization that was announced in August 2005;

•	$3.3 million charge recorded for the write-off of certain intangible assets acquired in a purchase business combination; and

•	$1.4 million net charge recorded primarily for changes in sublease assumptions for certain previously accrued facility lease termination costs.
Sale of the Gresham facility:
     In May 2006, the Company completed the sale of our Gresham, Oregon manufacturing facility to ON Semiconductor for approximately $105.0 million in cash. $90 million in cash was received in the second quarter of 2006 and $15.0 million was received early in the third quarter of 2006. Under the terms of the agreement, ON Semiconductor offered employment to substantially all of the LSI manufacturing employees based at the Gresham site, with the remaining non-manufacturing workforce expected to continue their employment with LSI. ON Semiconductor also entered into additional agreements with LSI, including a multi-year wafer supply and test agreement, intellectual property license agreement, transition services agreement and a facilities use agreement.
     The Company recognized a gain of $12.5 million associated with the sale of the Gresham manufacturing facility. No amounts were deferred pursuant to the transaction as any continuing involvement with the Gresham manufacturing facility does not carry with it the same risks and rewards as does ownership of the property, nor would any portion of the sales price need to be deferred due to the nature and fair market value pricing of the ancillary agreements entered into as discussed below as they represent separate earnings processes.
     Under the terms of the wafer supply agreement, LSI is a customer of ON Semiconductor, whereby LSI has agreed to purchase $198.8 million in wafers from ON Semiconductor during the period from the date of sale of the Gresham facility in May 2006 to the end of LSI’s second quarter of 2008. Such wafer supply agreements are customary with the sale of large wafer manufacturing facilities and the wafer prices under the agreement represent fair market values. The wafers purchased from ON Semiconductor will be recognized by LSI as purchases of inventory upon transfer of title of the inventory to LSI from ON Semiconductor. Deliverables under the intellectual property license agreement were completed upon sale of the facility to ON Semiconductor in May 2006. The transition services agreement was short-term in nature and priced separately from the overall sale agreement. Services performed by LSI under this agreement were primarily related to short-term accounting systems services and priced at fair market value. The facility use agreement is for a term of 36 months whereby LSI leases space from ON Semiconductor. LSI pays ON Semiconductor fair market value for such space rental.
Third quarter of 2006:
     The $2.6 million charge is related to the net effect of the following items:
•	$1.7 million charge recorded for severance and termination benefits for employees primarily related to the broad-based reorganization that was announced in August 2005;

•	$0.4 million net charge recorded primarily for changes in sublease assumptions for certain previously accrued facility lease termination costs and additional $0.4 million recorded to reflect the change-in-time value of accruals for facility lease termination costs; and

•	$0.1 million net charge recorded for other exit costs, mainly related to the contract termination costs related to the Company’s strategic realignment of the sales function.
     Assets held for sale of $20.1 million and $105.8 million were included as a component of prepaid expenses and other current assets as of October 1, 2006 and December 31, 2005, respectively. During the three months ended July 2, 2006, we sold the Gresham, Oregon manufacturing facility and two Colorado facilities. The gain from the Gresham facility is described above. The net loss from the sale of the two Colorado facilities was insignificant. Assets classified as held-for-sale are not depreciated. The fair values of impaired equipment and facilities were thoroughly researched and estimated by management using the assistance of third-party appraisers. Given that current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that the Company will realize the current net carrying value of the assets held for sale. The Company reassesses the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary.
     The following table sets forth the Company’s restructuring reserves as of October 1, 2006, which are included in other accrued liabilities on the balance sheet:

	Balance at	Restructuring	Utilized		Restructuring	Utilized	Balance at	Restructuring	Utilized	Balance at
	December	Expense	during	Balance at	Expense	during Q2,	July 2,	Expense	during	October 1,
(In thousands)	31, 2005	Q1, 2006	Q1, 2006	April 2, 2006	Q2, 2006	2006	2006	Q3, 2006	Q3, 2006	2006

Write-down of excess assets and decommissioning costs (a)	$4,993	$—	$(48)	$4,945	$—	$(4,565)	$380	$(30)	$(350)	$—

Lease terminations (b)	22,287	3,144	(2,220)	23,211	1,627	(1,684)	23,154	824	(1,213)	22,765
Facility closure and other exit costs (c)	—	1,368	(463)	905	20	(612)	313	105	(418)	—
Payments to employees for severance (d)	5,395	5,693	(1,743)	9,345	8,552	(3,295)	14,602	1,715	(15,544)	773

Total	$32,675	$10,205	$(4,474)	$38,406	$10,199	$(10,156)	$38,449	$2,614	$(17,525)	$23,538

(a)	The remaining balance was utilized during the third quarter of 2006.

(b)	Amounts utilized represent cash payments. The balance remaining for real estate lease terminations will be paid during the remaining terms of these contracts, which extend through 2011.

(c)	Amounts utilized represent cash payments.

(d)	Amounts utilized represent a) cash severance payments to 118 employees during the nine months ended October 1, 2006 and b) cash payments for one-time termination benefits for 512 employees associated with the sale of the Gresham manufacturing facility.
NOTE 4 —INVESTMENTS

	October 1,	December 31,
	2006	2005
	(In thousands)
Available-for-sale debt securities
Asset and mortgage-backed securities	$361,417	$335,495
U.S. government and agency securities	323,984	266,077
Corporate and municipal debt securities	184,322	72,688

Total short-term investments	$869,723	$674,260

Long-term investments in equity securities
Marketable equity securities available-for-sale	$7,814	$18,769
Non-marketable equity securities	12,973	7,070

Total long-term investments in equity securities	$20,787	$25,839

     Accumulated other comprehensive income included unrealized losses/(gains) on investments in available-for-sale debt and equity securities of $0.5 million, net of the related tax effect of $0.2 million, and $(4.4) million, net of the related tax effect of $(2.4) million, as of October 1, 2006, and December 31, 2005, respectively.
     Net realized losses on sales of investments in available-for-sale debt securities were $0.3 million and $1.2 million for the three and nine months ended October 1, 2006, respectively. Net realized losses on sales of investments in available-for-sale debt securities were $ 0.2 million and $1.0 million for the three and nine months ended October 2, 2005, respectively.
     The Company realized a pre-tax gain of $2.0 million for certain marketable available-for-sale equity securities as follows for the nine months ended October 1, 2006:
•	A $0.8 million pre-tax gain related to the sale of certain marketable available-for-sale equity securities for the three months ended October 1, 2006;

•	A $1.4 million pre-tax gain related to the sale of certain marketable available-for-sale equity securities for the three months ended April 2, 2006; and

•	A $0.2 million pre-tax loss related to the sale of certain marketable available-for-sale equity securities of a certain technology company that was acquired by another technology company for the three months ended July 2, 2006.
     The Company realized pre-tax gains of $2.4 million related to the following for the nine months ended October 2, 2005:
•	A $1.0 million pre-tax gain related to the sale of certain marketable available-for-sale equity securities for the three months ended July 3, 2005; and

•	A $1.4 million pre-tax gain associated with marketable available-for-sale equity securities of a certain technology company that was acquired by another technology company for the three months ended July 3, 2005.

     The following table includes the details of pre-tax losses related to investments in equity securities that the Company has recorded during the nine months ended October 1, 2006 and October 2, 2005, respectively. Management believes that the declines in value were other than temporary.

	Non-marketable	Marketable
	equity	equity
	investments	investments
(in millions)
Pre-tax loss:
Three months ended October 1, 2006	$—	$—
Nine months ended October 1, 2006	—	—

Pre-tax loss:
Three months ended October 2, 2005	$1.5	$—
Nine months ended October 2, 2005	1.5	—

Total carrying value of impaired investments as of October 1, 2006	$—	$—
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
NOTE 5 — BALANCE SHEET DETAIL

	October 1,	December 31,
	2006	2005
	(In thousands)
Cash and cash equivalents:
Cash in financial institutions	$34,916	$85,641
Cash equivalents	363,494	179,008

	$398,410	$264,649

Inventories:
Raw materials	$35,263	$30,541
Work-in-process	49,887	62,167
Finished goods	98,581	102,106

	$183,731	$194,814

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

NOTE 6 — DEBT

			Conversion	October 1,	December 31,
	Maturity	Interest Rate	Price	2006	2005
	(In thousands)
2003 Convertible Subordinated Notes	May 2010	4%	$13.4200	$350,000	$350,000
2001 Convertible Subordinated Notes	November 2006	4%	$26.3390	271,848	271,848
Deferred gain on terminated swaps				190	2,092

				622,038	623,940
Current portion of long-term debt				(272,038)	(273,940)

Long-term debt				$350,000	$350,000

     On November 1, 2006, the 2001 Convertible Subordinated Notes in the amount of $271.8 million became due and were repaid in full.
NOTE 7— RECONCILIATION OF BASIC AND DILUTED INCOME/(LOSS) PER SHARE

	Three months ended
	October 1, 2006			October 2, 2005
			Per-Share			Per-Share
	Income*	Shares+	Amount	(Loss)*	Shares+	Amount
	(In thousands except per share amounts)
Basic EPS:
Net income/(loss) available to common stockholders	$43,610	399,613	$0.11	$(73,394)	391,017	$(0.19)
Stock options, employee stock purchase rights and restricted stock awards	—	4,102	—	—	—	—

Diluted EPS:
Net income/(loss) available to common stockholders	$43,610	403,715	$0.11	$(73,394)	391,017	$(0.19)

	Nine months ended
	October 1, 2006			October 2, 2005
			Per-Share			Per-Share
	Income*	Shares+	Amount	(Loss)*	Shares+	Amount
	(In thousands except per share amounts)
Basic EPS:
Net income/(loss) available to common stockholders	$110,625	397,408	$0.28	$(43,413)	389,247	$(0.11)
Stock options, employee stock purchase rights and restricted stock awards	—	6,371	—	—	—	—

Diluted EPS:
Net income/(loss) available to common stockholders	$110,625	403,779	$0.27	$(43,413)	389,247	$(0.11)

*	Numerator

+	Denominator
     Options to purchase 53,440,330 and 46,338,673 shares outstanding during the three and nine months ended October 1, 2006, respectively, were excluded from the computation of diluted shares because of their antidilutive effect on net income per share. Options to purchase 71,792,901 and shares outstanding during the three and nine months ended October 2, 2005, were excluded from the computation of diluted shares because of their antidilutive effect on net loss per share.
     For the three and nine months ended October 1, 2006, weighted average potentially dilutive shares of 36,401,581 associated with the 2003 and 2001 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on net income per share. For the three and nine months ended October 2, 2005, weighted average potentially dilutive shares of 36,401,581 and 39,069,163 associated with the 2003 and 2001 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on net loss per share.

NOTE 8 — COMPREHENSIVE INCOME/ (LOSS)
     Comprehensive income/(loss) is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive income/(loss), net of taxes for the current reporting period and comparable period in the prior year is as follows:

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
	(In thousands)
Net income/(loss)	$43,610	$(73,394)	$110,625	$(43,413)

Change in unrealized gain/(loss) on derivative instruments designated as and qualifying as cash-flow hedges	—	260	—	(275)
Change in unrealized gain/(loss) on available-for-sale securities	3,867	2,422	(4,893)	(1,851)
Change in foreign currency translation adjustments	(916)	(2,546)	180	(9,336)

Comprehensive income/(loss)	$46,561	$(73,258)	$105,912	$(54,875)

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
     The following is a summary of operations by segment for the three and nine months ended October 1, 2006 and October 2, 2005:

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
	(In thousands)
Revenues:
Semiconductor	$313,273	$311,739	$919,038	$940,940
Storage Systems	179,705	169,977	539,459	472,075

Total	$492,978	$481,716	$1,458,497	$1,413,015

Income/(loss) from operations:
Semiconductor	$26,276	$(75,641)	$72,177	$(37,188)
Storage Systems	16,399	9,988	42,025	10,113

Total	$42,675	$(65,653)	$114,202	$(27,075)

     Intersegment revenues for the periods presented above were not significant. For the three months ended October 1, 2006, restructuring of operations and other items, a net of $2.6 million, was primarily included in the Semiconductor segment. For the nine months ended October 1, 2006, restructuring of operations and other items for the Semiconductor and Storage Systems segments were a net credit of $14.6 million and a charge of $1.2 million, respectively. For the three and nine months ended October 2, 2005, restructuring of operations and other items, net of $100.0 million and $108.7 million, respectively, were primarily included in the Semiconductor segment.

     Significant Customers. The following table summarizes the number of our significant customers, each of whom accounted for 10.0% or more of the Company’s revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment:

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
Semiconductor segment:
Number of significant customers	1	2	1	1
Percentage of segment revenues	19%	16%,12%	19%	17%
Storage Systems segment:
Number of significant customers	3	2	2	3
Percentage of segment revenues	45%,15%,10%	46%,11%	45%,15%	43%,13%,10%
Consolidated:
Number of significant customers	2	2	2	2
Percentage of consolidated revenues	17%,12%	17%,11%	18%,12%	15%,11%
     The following is a summary of total assets by segment as of October 1, 2006 and December 31, 2005:

	October 1,	December 31,
	2006	2005
	(In thousands)
Total assets:
Semiconductor	$2,447,153	$2,285,913
Storage Systems	531,757	510,153

Total	$2,978,910	$2,796,066

     Revenues from domestic operations were $219.9 million, representing 44.6% of consolidated revenues for the three months ended October 1, 2006 compared to $230.8 million, representing 47.9% of consolidated revenues for the three months ended October 2, 2005.
     Revenues from domestic operations were $692.4 million, representing 47.5% of consolidated revenues for the nine months ended October 1, 2006 compared to $666.4 million, representing 47.2% of consolidated revenues for the nine months ended October 2, 2005.
NOTE 10— RELATED PARTY TRANSACTIONS
     A member of our Board of Directors is also a member of the Board of Directors of Seagate Technology. The Company sells semiconductors used in storage product applications to Seagate Technology for prices an unrelated third party would pay for such products. Revenues associated with product sales to Seagate Technology were $59.8 million and $175.5 million for the three months and the nine months ended October 1, 2006, respectively. Revenues associated with product sales to Seagate Technology were $51.2 million and $156.5 million for the three and nine months ended October 2, 2005, respectively. The Company had accounts receivable due from Seagate Technology of $46.8 million and $41.2 million as of October 1, 2006 and December 31, 2005, respectively.
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
     In February 1999, a lawsuit alleging patent infringement was filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation, Limited Partnership (“Lemelson”) against 88 electronics industry companies, including LSI. The case number is CIV990377PHXRGS. The patents involved in this lawsuit are alleged to relate to semiconductor manufacturing and computer imaging, including the use of bar coding for automatic identification of articles. The plaintiff has sought a judgment of infringement, an injunction, treble damages, attorneys’ fees and further relief as the court may provide. In September 1999, the Company filed an answer denying infringement and raising affirmative defenses. In addition, the Company asserted a counterclaim for declaratory judgment of non-infringement, invalidity and unenforceability of Lemelson’s patents. In December 2005, Lemelson filed a motion asking the Court to dismiss, with prejudice, all claims related to the 14 computer imaging patents. LSI did not oppose the motion and the Court has dismissed those patents, with prejudice. In October 2005, the court issued a preliminary ruling on the claim construction of the four remaining patents, following a hearing in December 2004. At the court’s request, the parties have submitted objections to the preliminary ruling. A final ruling on the claim construction was issued on August 8, 2006. On October 13, 2006, the court denied Lemelson’s request for reconsideration of the August 2006 ruling. No trial date has been set. While the Company can give no assurances regarding the final outcome of this lawsuit, the Company believes the allegations made by Lemelson are without merit and is defending the action vigorously.
     The Company and its subsidiaries are parties to other litigation matters and claims that are normal in the course of its operations. The Company aggressively defends all legal matters and does not believe, based on currently available facts and circumstances, that the final outcome of these matters, taken individually or as a whole, will have a material adverse effect on the Company’s consolidated results of operations and financial condition. However, the pending unsettled lawsuits may involve complex questions of fact and law and will likely require the expenditure of significant funds and the diversion of other resources to defend. From time to time, the Company may enter into confidential discussions regarding the potential settlement of such lawsuits; however, there can be no assurance that any such discussions will occur or will result in a settlement. Moreover, the settlement of any pending litigation could require the Company to incur substantial costs and, in the case of the settlement of any intellectual property proceeding against the Company, may require the Company to obtain a license under a third party’s intellectual property rights that could require royalty payments in the future and the Company to grant a license to certain of its intellectual property rights to a third party under a cross-license agreement. The results of litigation are inherently uncertain, and material adverse outcomes are possible.
NOTE 12— SUBSEQUENT EVENTS
     On October 25, 2006, the Company announced that it entered into a definitive agreement to acquire StoreAge Networking Technologies Ltd. (“StoreAge”) for approximately $50 million in cash. StoreAge, a privately held company based in Nesher, Israel with US offices in Irvine, California, provides SAN storage management and multi-tiered, data protection software for the enterprise. Under terms of the agreement, the Company will acquire all outstanding StoreAge capital stock. Additionally, the Company anticipates offering employment to all StoreAge employees, who are expected to join the company’s Engenio Storage Group upon closing. The transaction is expected to close in the fourth quarter of 2006 and is subject to satisfaction of customary closing conditions
     On November 1, 2006, the 2001 Convertible Subordinated Notes in the amount of $271.8 million became due and were repaid in full.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Form 10-Q contains forward-looking statements. In many cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. In addition, forward-looking statements in this document include, but are not limited to, the following: projected revenues for the three months ending December 31, 2006, projections of gross profit margins for the three months ending December 31, 2006 and projected capital expenditures in 2006. We assume no obligation to update any such forward-looking statements, and these statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. For a summary of such risks and uncertainties, please see the paragraphs located in Part II, Item 1A entitled “Risk Factors” in Part II and please also see the Risk Factors located in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
     We operate in two segments — the Semiconductor segment and the Storage Systems segment — in which we offer products and services for a variety of electronic systems applications. Our products are marketed primarily to original equipment manufacturers (“OEMs”) that sell products to our target markets. The information provided herein has been reclassified to include the RAID Storage Adapter (“RSA”) business as part of the Storage Systems segment from the Semiconductor segment for all periods presented.
     Revenues for the three months ended October 1, 2006 were $493.0 million representing a 2.3% increase from $481.7 million in revenues for the three months ended October 2, 2005. Revenues for the nine months ended October 1, 2006 were $1,458.5 million representing a 3.2% increase from $1,413.0 million in revenues for the nine months ended October 2, 2005. The increases in 2006 as compared to the prior year periods are attributable to higher revenues in the Storage Systems segment, offset in part by a decline in revenues for the Semiconductor segment.
     We reported net income of $43.6 million or $0.11 a diluted share for the three months ended October 1, 2006 as compared to a net loss of $73.4 million or $0.19 a diluted share for the three months ended October 2, 2005. We reported net income of $110.6 million or $0.27 a diluted share for the nine months ended October 1, 2006 as compared to net loss of $43.4 million or $0.11 a diluted share for the nine months ended October 2, 2005.
     For the three months ending December 31, 2006, we expect our consolidated revenues to be in the range of $500.0 million to $525.0 million.
     We expect our overall consolidated gross profit margins to be in the 43% to 44% range for the three months ending December 31, 2006.
     Cash, cash equivalents and short-term investments were $1.3 billion as of October 1, 2006 as compared to $1.2 billion as of July 2, 2006 and $938.9 million as of December 31, 2005. For the three and nine months ended October 1, 2006, we generated $46.8 million and $195.8 million, respectively, in cash provided by operations as compared to $77.5 million and $196.7 million, respectively during the three and nine months ended October 2, 2005.
     During the three months ended July 2, 2006, we completed the sale of our Gresham, Oregon semiconductor manufacturing facility to ON Semiconductor for approximately $105.0 million in cash. Under the terms of the agreement, ON Semiconductor offered employment to substantially all of the LSI manufacturing employees based at the Gresham site, with the remaining non-manufacturing workforce expected to continue their employment with LSI. ON Semiconductor also entered into additional agreements with LSI, including a multi-year wafer supply and test agreement, intellectual property license agreement, transition services agreement and a facilities use agreement. We also completed the sale of our ZSP digital signal processor technology during the three months ended July 2, 2006 (See Note 3 of the Notes).

On October 25, 2006, we announced that we entered into a definitive agreement to acquire StoreAge Networking Technologies Ltd. (“StoreAge”) for approximately $50 million in cash. StoreAge, a privately held company based in Nesher, Israel with US offices in Irvine, California, provides SAN storage management and multi-tiered, data protection software for the enterprise. Under terms of the agreement, LSI will acquire all outstanding StoreAge capital stock. Additionally, LSI anticipates offering employment to all StoreAge employees, who are expected to join our Storage Systems segment upon closing. The transaction is expected to close in the fourth quarter of 2006 and is subject to satisfaction of customary closing conditions.
     On November 1, 2006, the 2001 Convertible Subordinated Notes in the amount of $271.8 million became due and were repaid in full.
     Where more than one significant factor contributed to changes in results from year to year, we have quantified such factors throughout Management’s Discussion & Analysis, where practicable.
RESULTS OF OPERATIONS
Revenues:

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
		(in millions)
Semiconductor segment	$313.3	$311.7	$919.1	$940.9
Storage Systems segment	179.7	170.0	539.4	472.1

Consolidated	$493.0	$481.7	$1,458.5	$1,413.0

     There were no significant intersegment revenues during the periods presented.
Three months ended October 1, 2006 compared to the three months ended October 2, 2005
     Total consolidated revenues for the three months ended October 1, 2006 increased $11.3 million or 2.3% as compared to the three months ended October 2, 2005.
     Semiconductor segment:
     Revenues for the Semiconductor segment increased $1.6 million or 0.5% for the three months ended October 1, 2006 as compared to the three months ended October 2, 2005. The increase in semiconductor revenues is attributable to the net effect of the following factors:
     • Revenues increased for semiconductors used in storage product applications due to increases in demand for hard disk drives and server products, and higher demand for semiconductors used in storage standard product applications such as Serial Attached SCSI (“SAS”) products;
     • Revenues increased for semiconductors used in communication product applications such as routers, switches and wide area network (“WAN”) products.
     The above noted increases were offset in part by decreases in revenues for semiconductors used in consumer product applications such as DVD-recorders, digital audio players and videogame products.
     Storage Systems segment:
     Revenues for the Storage Systems segment increased $9.7 million or 5.7% for the three months ended October 1, 2006 as compared to the three months ended October 2, 2005. The increase in revenues is primarily attributable to increased demand across all product lines, including controller modules, integrated storage modules, drives, software, kits and other products.

Nine months ended October 1, 2006 compared to the nine months ended October 2, 2005
     Total consolidated revenues for the nine months ended October 1, 2006 increased $45.5 million or 3.2% as compared to the nine months ended October 2, 2005.
     Semiconductor segment:
     Revenues for the Semiconductor segment decreased $21.8 million or 2.3% for the nine months ended October 1, 2006 as compared to the nine months ended October 2, 2005. The decrease in semiconductor revenues is primarily attributable to the net effect of the following factors:
     • Revenues decreased for semiconductors used in consumer product applications primarily a result of lower demand for videogame products and DVD-recorders.
     The above noted decreases were offset in part by increases in revenues for semiconductors used in storage standard product applications such as SAS products, higher demand for semiconductors used in storage custom solutions product applications such as hard disk drives and server products, and increased demand for semiconductors used in communication product applications such as switches and WAN products and increased demand for semiconductors used in consumer product applications such as cable set-top box solutions.
     Storage Systems segment:
     Revenues for the Storage Systems segment increased $67.3 million or 14.3% for the nine months ended October 1, 2006 compared to the same period of 2005. The increase in revenues is primarily attributable to increased demand for a high-end controller product we introduced in June 2005, along with associated products such as drives, software and kits.
     Significant Customers. The following table summarizes the number of our significant customers, each of whom accounted for 10% or more of our revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment:

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
Semiconductor segment:
Number of significant customers	1	2	1	1
Percentage of segment revenues	19%	16%,12%	19%	17%
Storage Systems segment:
Number of significant customers	3	2	2	3
Percentage of segment revenues	45%,15%,10%	46%,11%	45%,15%	43%,13%,10%
Consolidated:
Number of significant customers	2	2	2	2
Percentage of consolidated revenues	17%,12%	17%,11%	18% 12%	15%,11%
Revenues by geography. The following table summarizes our revenues by geography:

	Three months ended		Nine months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
		(in millions)
Revenues:
North America	$219.9	$230.8	$692.4	$666.4
Asia, including Japan	224.3	193.1	605.3	583.8
Europe	48.8	57.8	160.8	162.8

Total	$493.0	$481.7	$1,458.5	$1,413.0

Three months ended October 1, 2006 compared to the three months ended October 2, 2005
     For the three months ended October 1, 2006, revenues decreased in North America and Europe and increased in Asia, including Japan, as compared to the three months ended October 2, 2005. The decrease in North America is attributable to a decrease in demand for semiconductors used in consumer product applications such as digital audio players and decreased revenues for semiconductors used in storage product applications due to the continued shift of revenues to Asia. The decrease was offset in part by increased demand for semiconductors used in communication product applications such as WAN products and increased revenues within the Storage Systems segment. The increase in Asia, including Japan, is primarily a result of increases in demand for semiconductors used in storage product applications such as hard disk drives and server products and Host Bus Adapters (“HBA”) products and increased revenues in semiconductors used in storage standard product applications such as SAS products as well as increased demand for semiconductors used in communication product applications as revenues continue to shift to Asia from other regions for custom solutions. The increase was offset in part by decreased demand for semiconductors used in consumer product applications such as videogame products and DVD-recorders. The decrease in Europe is primarily attributable to decreases in revenues for semiconductors used in consumer product applications such as DVD-recorders and a decrease in demand within the Storage System segment.
Nine months ended October 1, 2006 compared to the nine months ended October 2, 2005
     For the nine months ended October 1, 2006, revenues increased in North America and Asia, including Japan and decreased in Europe as compared to the nine months ended October 2, 2005. The increase in North America is attributable to an increase in demand within the Storage System segment, offset in part by declines in demand for semiconductors used in storage product applications due to the continued shift in revenues to Asia and declines in demand for semiconductors used in consumer product applications such as DVD-recorders and decreased revenues for semiconductors used in communication product applications such as wireless products. Revenues in Asia, including Japan, increased for the nine months ended October 1, 2006 as compared to the same period of 2005. The increase in revenues in Asia, including Japan, is attributable to increased demand for semiconductors used in storage product applications such as hard disk drives and server products and storage standard product applications such as SAS products as well as increased revenues for semiconductors used in communication product applications as revenues continue to shift to Asia from other regions for semiconductors used in storage custom solutions product applications. The increase was offset in part by decreases in demand for semiconductors used in consumer product applications such as videogame products and DVD-recorders. The decrease in Europe is primarily attributable to decreases in revenues for semiconductors used in communication product applications due to the continued shift in revenues to Asia and declines in revenues for semiconductors used in consumer product applications such as DVD-recorders and decreased demand within the Storage System segment, offset in part by increases in revenues for semiconductors used in storage product applications.
     Operating costs and expenses. Key elements of the consolidated statements of operations for the respective segments are as follows:
Gross profit margin:

	Three months ended		Nine months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
		(in millions)
Semiconductor segment	$149.5	$147.3	$439.1	$447.8
Percentage of revenues	48%	47%	48%	48%
Storage Systems segment	$65.0	$62.7	$189.1	$163.9
Percentage of revenues	36%	37%	35%	35%

Consolidated	$214.5	$210.0	$628.2	$611.7

Percentage of revenues	44%	44%	43%	43%

Three months ended October 1, 2006 compared to the three months ended October 2, 2005
     The consolidated gross profit margin as a percentage of revenues remained relatively flat for the three months ended October 1, 2006 as compared to the three months ended October 2, 2005.

     Semiconductor segment:
     The gross profit margin as a percentage of revenues for the Semiconductor segment increased to 47.7% for the three months ended October 1, 2006 from 47.3% for the three months ended October 2, 2005. A more detailed description of factors affecting the gross profit margins for the three months ended October 1, 2006 as compared to the three months ended October 2, 2005 is as follows:
     • A favorable shift in product mix toward more high-margin semiconductors used in storage and communication product applications and lower prices from our foundry partners for the three months ended October 1, 2006 as compared to the three months ended October 2, 2005. These improvements were offset by:
     • Less favorable manufacturing variances for the three months ended October 1, 2006 as compared to the three months ended in October 2, 2005 as we sold the Gresham manufacturing facility in the three months ended July 2, 2006,
     • An unfavorable, one-time cash settlement originally associated with a manufacturing issue with a supplier,
     • Stock-based compensation expense associated with the adoption of SFAS 123R as of January 1, 2006. (See Note 2 of the Notes), and
     • Lower sales of previously reserved inventory and increased charges for non-marketable inventory.
     Storage Systems segment:
     The gross profit margin as a percentage of revenues for the Storage Systems segment decreased to 36.2% for the three months ended October 1, 2006 from 36.9% for the three months ended October 2, 2005. The decrease in gross profit margins is attributable to start-up costs related to the introduction of our new mid-range system product and stock-based compensation expense associated with the adoption of SFAS 123R on January 1, 2006.
Nine months ended October 1, 2006 compared to the nine months ended October 2, 2005
     The consolidated gross profit margin as a percentage of revenues was flat for the nine months ended October 1, 2006 as compared to the nine months ended October 2, 2005. The consolidated gross margin as a percentage of revenues was 43.1% and 43.3% for the nine months ended October 1, 2006 and October 2, 2005, respectively.
     Semiconductor segment:
     The gross profit margin as a percentage of revenues for the Semiconductor segment was flat for the nine months ended October 1, 2006 as compared to the nine months ended October 2, 2005. The Semiconductor segment gross margin as a percentage of revenues was 47.8% and 47.6% for the nine months ended October 1, 2006 and October 2, 2005, respectively. A more detailed description of factors affecting the gross profit margins for the nine months ended October 1, 2006 as compared to the same period of 2005 is as follows:
     • A favorable shift in product mix toward more high-margin semiconductors used in storage and communication product applications and lower prices from our foundry partners for the nine months ended October 1, 2006 than for the nine months ended October 2, 2005. These improvements offset by:
     • Higher charges for non-marketable inventory,
     • Lower average selling prices for semiconductors used in consumer products,
     • An unfavorable, one time cash settlement originally associated with a manufacturing issue with a supplier, and
     • Stock-based compensation expense associated with the adoption of SFAS 123R as of January 1, 2006. (See Note 2 of the Notes.)
     Storage Systems segment:
     The gross profit margin as a percentage of revenues for the Storage Systems segment remained relatively flat for the nine months ended October 1, 2006 as compared to the nine months ended October 2, 2005. The Storage Systems segment gross margin as a percentage of revenues was 35.1% and 34.7% for the nine months ended October 1, 2006 and October 2, 2005, respectively. The increase in gross profit margins is attributable to improved product mix associated with the introduction of our new high-end controller product in June of 2005 and material cost reductions for the nine months ended October 1, 2006. These increases were offset in part by the start-up costs related to the introduction of our new mid-range system product and stock-based compensation expense associated with the adoption of SFAS 123R on January 1, 2006.
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
     In the second quarter of 2006, we completed the sale of our Gresham, Oregon semiconductor manufacturing facility to ON Semiconductor for approximately $105.0 million in cash. Under the terms of the agreement, ON Semiconductor offered employment to substantially all of the LSI manufacturing employees based at the Gresham site, with the remaining non-manufacturing workforce expected to continue their employment with LSI. ON Semiconductor also entered into additional agreements with LSI, including a multi-year wafer supply and test agreement, intellectual property license agreement, transition services agreement and a facilities use agreement (See Note 3 of the Notes).
     Our operating environment, combined with the resources required to operate in the Semiconductor and Storage Systems industries, requires that we manage a variety of factors. These factors include, among other things:
•	Competitive pricing pressures;

•	Product mix;

•	Factory capacity and utilization;

•	Geographic location of manufacturing;

•	Unexpected changes in regulatory requirements;

•	Foreign technical standards;

•	Manufacturing yields;

•	Availability of certain raw materials;

•	Adoption of new industry standards;

•	Terms negotiated with third-party subcontractors; and

•	Foreign currency fluctuations.
     These and other factors could have a significant effect on our gross profit margin in future periods.
Research and development:

	Three months ended		Nine months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(in millions)
Semiconductor segment	$77.0	$75.9	$236.3	$232.7
Percentage of revenues	25%	24%	26%	25%
Storage Systems segment	$25.5	$25.1	$68.9	$68.6
Percentage of revenues	14%	15%	13%	15%

Consolidated	$102.5	$101.0	$305.2	$301.3

Percentage of revenues	21%	21%	21%	21%

Three months ended October 1, 2006 compared to the three months ended October 2, 2005
     Research and development (“R&D”) expenses increased $1.5 million or 1.5% for the three months ended October 1, 2006 as compared to the three months ended October 2, 2005.

     Semiconductor segment:
     R&D expenses in the Semiconductor segment increased $1.1 million or 1.4% for the three months ended October 1, 2006 as compared to the three months ended October 2, 2005. R&D expenses for the Semiconductor segment increased primarily as the result of an increase in stock-based compensation expense associated with the adoption of SFAS 123R on January 1, 2006 and higher compensation-related expenses, offset by lower depreciation and amortization-related expenses and lower spending on design engineering programs.
      Storage Systems segment:
     R&D expenses in the Storage Systems segment remained relatively flat for the three months ended October 1, 2006 as compared to the three months ended October 2, 2005. R&D expenses as a percentage of Storage Systems segment revenues were 14.2% for the three months ended October 1, 2006 as compared to 14.8% for the same period of 2005 due to an increase in revenues for the three months ended October 1, 2006 as compared to the three months ended October 2, 2005, offset in part by an increase in stock-based compensation expense associated with the adoption of SFAS 123R on January 1, 2006.
Nine months ended October 1, 2006 compared to the nine months ended October 2, 2005
     R&D expenses increased $3.9 million or 1.3% during the first nine months ended October 1, 2006 as compared to the nine months ended October 2, 2005.
     Semiconductor segment:
     R&D expenses in the Semiconductor segment increased $3.6 million or 1.5% in the nine months ended October 1, 2006 as compared to the nine months ended October 2. 2005. The increase in R&D expenses for the Semiconductor segment is primarily the result of an increase in stock-based compensation expense associated with the adoption of SFAS 123R on January 1, 2006, and higher compensation-related expenses, offset primarily by lower depreciation and amortization-related expenses and lower spending on design engineering programs.
     Storage Systems segment:
     R&D expenses in the Storage Systems segment remained relatively flat for the nine months ended October 1, 2006 as compared to the same period of 2005. R&D expenses as a percentage of Storage Systems segment revenues were 12.8% for the nine months ended October 1, 2006 as compared to 14.5% for the same period of 2005 due to an increase in revenues period over period, offset in part by an increase in stock-based compensation expense associated with the adoption of SFAS 123R on January 1, 2006.
Selling, general and administrative:

	Three months ended		Nine months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(in millions)
Semiconductor segment	$38.1	$37.0	$121.6	$112.5
Percentage of revenues	12%	12%	13%	12%
Storage Systems segment	$22.2	$22.0	$72.2	$65.4
Percentage of revenues	12%	13%	13%	14%

Consolidated	$60.3	$59.0	$193.8	$177.9

Percentage of revenue	12%	12%	13%	13%

Three months ended October 1, 2006 compared to the three months ended October 2, 2005
     Consolidated selling, general and administrative (“SG&A”) expenses increased $1.3 million or 2.2% for the three months ended October 1, 2006 as compared to the three months ended October 2, 2005. Silicon Graphics (“SGI”), a customer of ours, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on May 8, 2006. On October 17, 2006, SGI emerged from bankruptcy. Based on the court approved repayment plan, we released $1.7 million of the $6.9 million in reserves established in the first and second quarters of 2006. We plan to release the remaining reserves for the SGI matter based on receipt of cash pursuant to the repayment plan approved by the court, which calls for payments to be made in installments throughout the fourth quarter of 2006 and first quarter of 2007. The remaining reserves mainly relate to the Storage Systems segment. We perform ongoing credit evaluations of our customers’ financial condition and require collateral as considered necessary.

     Semiconductor segment:
     SG&A expenses for the Semiconductor segment increased $1.1 million or 3.0% for the three months ended October 1, 2006 as compared to the three months ended October 2, 2005. The increase in the Semiconductor segment was primarily due to an increase in stock-based compensation associated with SFAS 123R (See Note 2 of the Notes), offset in part by lower sales commissions.
     Storage Systems segment:
     SG&A expenses for the Storage Systems segment remained relatively flat for the three months ended October 1, 2006 as compared to the three months ended October 2, 2005. SG&A expenses as a percentage of Storage Systems segment revenues were 12.4% for the three months ended October 1, 2006 as compared to 12.9% for the same period of 2005 due to an increase in revenues for the three months ended October 1, 2006 as compared to the three months ended October 2, 2005. In addition, we released $1.7 million in reserves associated with the SGI matter, as discussed above. The decreases were offset in part by an increase in stock-based compensation expense associated with the adoption of SFAS 123R on January 1, 2006.
Nine months ended October 1, 2006 compared to the nine months ended October 2, 2005
     Consolidated SG&A expenses increased $15.9 million or 8.9% during the nine months ended October 1, 2006 as compared to the nine months ended October 2, 2005. SGI, a customer of ours, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on May 8, 2006. As a result of this action, we recorded a $5.2 million charge for the nine months ended October 1, 2006 because we do not believe the receivable balance as of October 1, 2006 is collectible. This $5.2 million charge is net of the $1.7 million reserve reversal discussed above. The majority of this charge related to the Storage Systems segment. We perform ongoing credit evaluations of our customers’ financial condition and require collateral as considered necessary.
     Semiconductor segment:
     SG&A expenses for the Semiconductor segment increased $9.1 million or 8.1% for the nine months ended of October 1, 2006 as compared to the same period of 2005. The increase in the Semiconductor segment was primarily due to an increase in stock-based compensation associated with SFAS 123R (See Note 2 of the Notes), offset in part by lower sales commissions and professional services.
     Storage Systems segment:
     SG&A expenses for the Storage Systems increased $6.8 million or 10.4% for the nine months ended October 1, 2006 as compared to the same period of 2005. The increase in SG&A expenses is mainly due to the following:
     • A $5.0 million net charge recorded for the nine months ended October 1, 2006 to reduce a receivable balance with Silicon Graphics, as discussed above;
     • Stock-based compensation associated with the adoption of SFAS 123R.
     Restructuring of operations and other items: We recorded a charge of $2.6 million and a net credit of $13.4 million in restructuring of operations and other items for the three and nine months ended October 1, 2006, respectively. A charge of $2.7 million and a credit of $14.6 million was recorded in the Semiconductor segment and a credit of $0.1 million and a charge of $1.2 million was recorded in the Storage Systems segment for the three and nine months ended October 1, 2006, respectively. We recorded charges of $100.0 million and $108.7 million in restructuring of operations and other items for the three and nine months ended October 2, 2005, respectively, primarily in the Semiconductor segment. (See Note 3 of the Notes.)
     Stock-based compensation: On January 1, 2006, we adopted SFAS 123R, using the modified prospective transition method. Using the modified prospective transition method of adopting SFAS 123R, we began recognizing compensation expense for all share-based awards granted after January 1, 2006 plus unvested awards granted prior to January 1, 2006. Under this method of implementation, no restatement of prior periods has been made. Stock-based compensation expense under SFAS 123R in the consolidated condensed statements of operations for the three and nine months ended October 1, 2006 was $11.0 million and $36.2 million, respectively.

     The estimated fair value of our equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. The implementation of SFAS 123R did not have a significant impact on cash flows from operations during the three and nine months ended October 1, 2006. (See Note 2 to the Notes for a further discussion on stock-based compensation.)
     Amortization of intangibles: Amortization of intangible assets was $6.4 million and $28.5 million for the three and nine months ended October 1, 2006, respectively, as compared to $15.7 million and $50.9 million for the three and nine months ended October 2, 2005, respectively. The decrease is primarily a result of certain intangible assets becoming fully amortized during 2005 and during the nine months ended October 1, 2006 and also due to the write-off of certain intangible assets acquired in a purchase business combination for the three months ended July 2,, 2006. As of October 1, 2006, we had approximately $14.2 million of intangible assets, net of accumulated amortization that will continue to amortize.
     Interest expense: Interest expense increased slightly by $0.5 million to $6.6 million for the three months ended October 1, 2006 from $6.1 million for the three months ended October 2, 2005. The increase is due to a lower benefit from the amortization of the deferred gain on the terminated swap. Interest expense increased slightly by $0.2 million to $19.3 million for the nine months ended October 1, 2006 from $19.1 million for the nine months ended October 2, 2005. The increase is due to a lower benefit from the amortization of the deferred gain on the terminated swaps, offset by a lower debt balance from the repurchase of $149.7 million of the 2001 Convertible Notes in the second quarter of 2005.
     On November 1, 2006, the 2001 Convertible Subordinated Notes in the amount of $271.8 million became due and were repaid in full (see Note 6 of the Notes).
     Interest income and other, net: Interest income and other, net, was $13.1 million for the three months ended October 1, 2006 as compared to $4.6 million for the three months ended October 2, 2005. Interest income increased to $13.5 million for the three months ended October 1, 2006 from $6.3 million for the three months ended October 2, 2005. The increase in interest income is mainly due to higher returns and higher average cash and short-term investment balances during the three months ended October 1, 2006 as compared to the three months ended October 2, 2005. Other expenses, net of $0.4 million for the three months ended October 1, 2006 included a $1.2 million charge for points on foreign currency forward contracts, offset in part by a pre-tax gain of $0.8 million on the sale of certain marketable available-for-sale equity securities (see Note 4 of the Notes) and other miscellaneous items. Other expense, net of $1.7 million for the three months ended October 2, 2005 included a pre-tax loss of $1.5 million on impairment of certain non-marketable available-for-sale equity securities (see Note 4 of the Notes) and other miscellaneous items.
     Interest income and other, net increased to $32.9 million during the nine months ended October 1, 2006 as compared to $21.5 million for the nine months ended October 2, 2005. Interest income increased to $34.6 million during the first nine months of 2006 from $17.9 million for the same period of 2005. The increase in interest income is mainly due to higher returns and higher average cash and short-term investment balances for the nine months ended October 1, 2006 as compared to the nine months ended October 2, 2005. Other expenses, net of $1.7 million for the nine months ended October 1, 2006, included a $3.4 million charge for points on foreign currency forward contracts, a pre-tax loss of $0.2 million on the sale of certain marketable available-for-sale equity securities of a certain technology company that was acquired by another company for the three months ended July 2, 2006, offset in part by a pre-tax gain of $2.2 million on the sale of certain marketable available-for-sale equity securities (See Note 4 of the Notes). Other income, net of $3.6 million in the first nine months of 2005 included a pre-tax gain of $4.1 million on the repurchase of the 2001 Convertible Notes, a pre-tax gain of $2.9 million on sales of certain marketable available-for-sale equity securities, a pre-tax loss of $1.5 million for the impairment of certain non-marketable available-for-sale equity securities for the three months ended October 2, 2005 and other miscellaneous items.
     Provision for income taxes: During the three and nine months ended October 1, 2006 we recorded an income tax provision of $5.6 million and $17.2 million, respectively. For the three and nine months ended October 2, 2005, we recorded an income tax provision of $6.3 million and $18.8 million, respectively. The provision primarily related to foreign income taxes.
     The provision for income taxes for the three months ended October 1, 2006 includes tax benefits of $0.5 million relating to a tax clearance received from a foreign jurisdiction which was treated as a discrete item allocable to the quarter.
     Excluding certain foreign jurisdictions, our management believes that the future benefit of deferred tax assets, including stock based compensation awards, is not more likely than not to be realized. Accordingly, a full valuation allowance has been established against the net deferred tax asset.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
     Cash, cash equivalents and short-term investments increased to $1.3 billion at October 1, 2006, from $938.9 million at December 31, 2005. The increase is mainly due to cash and cash equivalents provided by operating and financing activities, partially offset by net cash outflows for investing activities as described below.
     Working capital. Working capital increased by $216.6 million to $1.1 billion at October 1, 2006, from $877.4 million as of December 31, 2005. The increase in working capital is primarily attributable to the following activities:
•	Cash, cash equivalents and short-term investments increased by $329.2 million.

•	Other accrued liabilities decreased by $4.3 million due to decreases in the restructuring reserve (Note 3 of the Notes) and miscellaneous accruals, offset in part by increases in the interest accrual related to the Convertible Subordinated Notes.

•	Accounts payable decreased by $2.1 million due to the timing of invoice receipt and payments.

•	Accrued salaries, wages and benefits decreased by $2.1 million primarily due to timing differences in payment of salaries, benefits and performance-based compensation.

•	Current portion of long-term obligation decreased by $1.9 million due to the amortization of deferred gain on the terminated swaps.

The increase in working capital was offset, in part, by the following:

•	Prepaid expenses and other current assets decreased by $99.1 million primarily due to decreases in assets held for sale due to the sale of our Gresham, Oregon manufacturing facility and two Colorado facilities, and a decrease in prepaid software maintenance.

•	Inventories decreased by $11.1 million to $183.7 million as of October 1, 2006, from $194.8 million as of December 31, 2005. The decline in inventory levels reflects a) our continued focus on supply chain management and b) inventory sold to ON Semiconductor as part of the sale of the Gresham manufacturing facility.

•	Income taxes payable increased by $9.8 million due to the timing of income tax payments made and the income tax provision recorded during the nine months ended October 1, 2006.

•	Accounts receivable decreased by $3.1 million to $320.3 million as of October 1, 2006 from $323.3 million as of December 31, 2005. The decrease is mainly attributed to lower revenues during the three months ended October 1, 2006 as compared to the three months ended December 31, 2005.
     Cash and cash equivalents generated from operating activities. During the nine months ended October 1, 2006, we generated $195.8 million of net cash and cash equivalents from operating activities compared to $196.7 million generated during the nine months ended October 2, 2005. Cash and cash equivalents generated by operating activities for the nine months ended October 1, 2006, were the result of the following:
•	Net income adjusted for non-cash transactions. The non-cash items and other non-operating adjustments are quantified in our Consolidated Condensed Statements of Cash Flows included in this Form 10-Q; and

•	A net increase in assets and liabilities, including changes in working capital components from December 31, 2005 to October 1, 2006, as discussed above.
     The adoption of SFAS 123R did not have an impact on cash flows from operations for the nine months ended October 1, 2006.
     Cash and cash equivalents used in investing activities. Cash and cash equivalents used in investing activities were $98.6 million for the nine months ended October 1, 2006, as compared to $52.4 million provided by investing activities for the nine months ended October 2, 2005. The primary investing activities for the nine months ended October 1, 2006 were as follows:

•	Purchases of debt and equity securities available for sale, net of sales and maturities; and

•	Proceeds from the sale of the Gresham, Oregon manufacturing facility, two Colorado facilities and intellectual property, net of purchases of property, equipment and software.

•	The receipt of an income tax refund for pre-acquisition tax matters associated with an acquisition in 2001.
     We expect capital expenditures to be approximately $45.0 million in 2006. In recent years, we have reduced our level of capital expenditures as a result of our focus on establishing strategic supplier alliances with foundry semiconductor manufacturers, which enables us to have access to advanced manufacturing capacity, and reduces our capital spending requirements.
     Cash and cash equivalents provided by/ (used in) financing activities. Cash and cash equivalents provided by financing activities for the nine months ended October 1, 2006 were $36.0 million as compared to $128.2 million used in financing activities for the nine months ended October 2, 2005. The primary financing activities for the nine months ended October 1, 2006 were the issuance of common stock under our employee stock option and purchase plans.
     On November 1, 2006, the 2001 Convertible Subordinated Notes in the amount of $271.8 million became due and were repaid in full.
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
Contractual Obligations
     The following table summarizes our contractual obligations at October 1, 2006, and the effect of these obligations is expected to have on our liquidity and cash flow in future periods.

	Payments due by period
Contractual Obligations	Less than	1 – 3	4 – 5	After 5
	1 year	years	years	years	Total
	(in millions)
Convertible Subordinated Notes	$271.8	$—	$350.0	$—	$621.8
Operating lease obligations	48.5	78.4	38.9	11.5	177.3
Purchase commitments	413.9	35.5	—	—	449.4
	= =
Total	$734.2	$113.9	$388.9	$11.5	$1,248.5

     Convertible Subordinated Notes
     As of October 1, 2006, we had $271.8 million of Convertible Subordinated Notes due in November 2006 (“2001 Convertible Notes”) and $350.0 million of Convertible Subordinated Notes due in May 2010 (“2003 Convertible Notes”). All of the Convertible Notes are subordinated to all existing and future senior debt and are convertible at the holder’s option, at any time prior to the maturity date of the Convertible Notes, into shares of our common stock. The 2001 and 2003 Convertible Notes have conversion prices of approximately $26.34 per share and $13.42 per share, respectively. The 2001 Convertible Notes are redeemable at our option, in whole or in part, on at least 30 days notice at any time on or after the call date, which is two years before the due date. We cannot elect to redeem the 2003 Convertible Notes prior to maturity. Each holder of the 2001 and 2003 Convertible Notes has the right to cause us to repurchase all of such holder’s convertible notes at 100.0% of their principal amount plus accrued interest upon the occurrence of any fundamental change to us, which includes a transaction or event such as an exchange offer, liquidation, tender offer, consolidation, merger or combination. Interest is payable semiannually.
     On November 1, 2006, the 2001 Convertible Subordinated Notes in the amount of $271.8 million became due and were repaid in full.

     Fluctuations in our stock price impact the prices of our outstanding convertible securities and the likelihood of the convertible securities being converted into cash or equity. If we are required to redeem any of the Convertible Notes for cash, that is, they are not converted to equity, it may affect our liquidity position. We believe that our current cash position and expected future operating cash flows will be adequate to meet these obligations as they mature. From time to time, we redeem or repurchase Convertible Notes.
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
     In connection with the sale of the Gresham, Oregon manufacturing facility in May 2006, we entered into a multi-year wafer supply agreement. The wafer supply agreement includes a minimum purchase commitment whereby LSI has agreed to purchase $198.8 million in wafers from ON Semiconductor from the date of the sale through the second quarter of 2008. These commitments have been included in the table above.
     On October 25, 2006, we announced that we entered into a definitive agreement to acquire StoreAge Networking Technologies Ltd. (“StoreAge”) for approximately $50 million in cash. StoreAge, a privately held company based in Nesher, Israel with US offices in Irvine, California, provides SAN storage management and multi-tiered, data protection software for the enterprise. The transaction is expected to close in the fourth quarter of 2006.
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
Stock-Based compensation
     On January 1, 2006, we adopted SFAS 123R, using the modified prospective transition method. In accordance with the modified prospective transition method, we began recognizing compensation expense for all share-based awards granted after January 1, 2006 plus unvested awards granted prior to January 1, 2006. Under this method of implementation, no restatement of prior periods has been made. Stock-based compensation expense under SFAS 123R in the consolidated condensed statements of operations for the three and nine months ended October 1, 2006 was $11.0 million and $36.2 million, respectively. Stock-based compensation costs capitalized to inventory and software for the three and nine months ended October 1, 2006 were not significant. See Note 2 of the Notes for a description of our equity compensation plans and a more detailed discussion of the adoption of SFAS 123R.
Stock Options
     The fair value of each option grant is estimated on the date of grant using a reduced form calibrated binomial lattice model (“the Lattice Model”). This model requires the use of historical data for employee exercise behavior and the use of assumptions as follows:

	Three months ended	Nine months ended
Employee Stock Options Granted	October 1, 2006	October 1, 2006
Weighted average estimated grant date fair value	$2.97	$3.30
Weighted average assumptions in calculation:
Expected life (years)	4.36	4.32
Risk-free interest rate	5%	5%
Volatility	48%	48%
Dividend yield	—	—

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
     As stock-based compensation expense recognized in the consolidated condensed statement of operations for the three months ended October 1, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. For our pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.
Employee Stock Purchase Plans
     We also has two employee stock purchase plans (“ESPPs” — US ESPP and IESPP) under which rights are granted to all employees to purchase shares of common stock at 85.0% of the lesser of the fair market value of such shares at the beginning of a 12-month offering period or the end of each six-month purchase period within such an offering period, typically in May and November. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. During the three months ended July 2, 2006, a total of 1.9 million shares related to the ESPPs were issued. No shares were issued during the three months ended October 1, 2006. There were approximately 20.1 million shares of common stock reserved for issuance under the ESPPs as of October 1, 2006. The stock-based compensation expense for the three months ended October 1, 2006 stemming from the May 14, 2006 ESPP grants was not significant because the majority of our employees enrolled in the 12-month purchase period in November of 2005 and will not re-enroll until November of 2006. For disclosure purposes, we have included the assumptions that went into the calculation of fair value for the May 2006 as follows:

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There have been no significant changes in the market risk disclosures during the three months ended October 1, 2006, as compared to the discussion in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures: The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required or necessary disclosures. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.
     Changes in Internal Controls: During the fiscal quarter covered by this report, we did not make any change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     This information is included in Note 11 (“Legal Matters”) of the Notes to the Unaudited Consolidated Condensed Financial Statements, which information is incorporated herein by reference from Item 1 of Part I hereof.
Item 1A. Risk Factors
     We are subject to a number of risks. Some of these risks are endemic to the semiconductor industry and are the same or similar to those disclosed in our previous SEC filings, and some relate specifically to the Company. In addition, new unforeseen risks may arise in the future. The reader should carefully consider all of these risks and other information in this Form 10-Q before investing in our stock. The fact that certain risks are endemic to the high-technology industry does not lessen the significance of these risks.
     As a result of these risks, our business, financial conditions or results of operations could be materially and adversely affected. This could cause the trading price of our common stock to decline, and stockholders might lose some or all of their investment.
     Please consider these risk factors when you read “forward-looking” statements elsewhere in this Form 10-Q and in the documents incorporated herein by reference. Forward-looking statements are statements that relate to our expectations for future events and time periods. Generally, the words, “anticipate,” “expect,” “intend” and similar expressions identify forward-looking statements. Forward-

looking statements involve risks and uncertainties, and actual results could differ materially from those anticipated in the forward-looking statements.
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
     We are dependent on a limited number of customers. A limited number of customers account for a substantial portion of our revenues. International Business Machines Corporation and Seagate Technology represented approximately 17% and 12%, respectively, of our total consolidated revenues for the three months ended October 1, 2006.
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
     We engage in acquisitions and alliances giving rise to financial and technological risks. We are continually exploring strategic acquisitions that build upon our existing library of intellectual property, human capital and engineering talent, and increase our leadership position in the markets where we operate. On October 25, 2006, we announced that we entered into a definitive agreement to acquire StoreAge Networking Technologies Ltd for approximately $50 million in cash. StoreAge Networking Technologies, a privately held company based in Nesher, Israel with US offices in Irvine, California, provides SAN storage management and multi-tiered, data protection software for the enterprise. (See Note 12 of the Notes.) Mergers and acquisitions of high-technology companies bear inherent risks. No assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. We must continue to manage any growth effectively. Failure to manage growth effectively and to integrate acquisitions could adversely affect our operating results and financial condition.
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
     We may rely on capital and bank markets to provide liquidity. In order to finance strategic acquisitions, capital assets needed in our manufacturing facilities and other general corporate needs, we may rely on capital and bank markets to provide liquidity. As of October 1, 2006, we had convertible notes outstanding of approximately $622 million. On November 1, 2006, the 2001 Convertible Subordinated Notes in the amount of $271.8 million became due and were repaid in full. We may need to seek additional equity or debt financing from time to time. Historically, we have been able to access capital and bank markets, but we may not be able to access these markets in the future or on terms that are acceptable to us. The availability of capital in these markets is affected by several factors, including geopolitical risk, the interest rate environment and the condition of the economy as a whole. Moreover, any future equity or equity-linked financing may dilute the equity ownership of existing shareholders. In addition, our own operating performance, capital structure and expected future performance impact our ability to raise capital. We believe that our current cash, cash equivalents, short-term investments and future cash provided by operations will be sufficient to fund our needs in the foreseeable future. This includes repaying our existing convertible debt when due. However, if our operating performance falls below expectations, we may need additional funds.
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
     We may not be able to adequately protect or enforce our intellectual property rights, which could harm our competitive position. Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes. We currently hold more than 3,600 U.S. patents. However, we cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. We may not have foreign patents or pending applications corresponding to our U.S. patents and applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Some or all of our patents have in the past been licensed and likely will in the future be licensed to certain of our competitors through cross-license agreements.

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
     The adoption of new accounting standards related to the expensing of stock awards adversely affected our results for the nine months ended October 1, 2006 and is expected to negatively impact the results of operations in subsequent periods. Future changes in financial accounting standards or practices or existing taxation rules or practices may also cause adverse unexpected fluctuations and affect our reported results of operations. On January 1, 2006, we adopted SFAS 123R. In accordance with the modified prospective transition method, we began recognizing compensation expense for all share-based awards on or granted after January 1, 2006, plus unvested awards granted prior to January 1, 2006. Under this method of implementation, no restatement of prior periods has been made. The adoption of SFAS 123R has a significant impact on our operating results as share-based compensation expense is charged directly against reported earnings. Numerous judgments and estimates are involved in the calculation of the expense and the changes to those estimates, or different judgments could result in a significant impact on the financial statement.
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
     Although our management has determined, that our disclosure controls and procedures were effective as of October 1, 2006, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On July 28, 2000, our Board of Directors authorized a new stock repurchase program in which up to 5 million shares of the our common stock may be repurchased in the open market from time to time. There is no expiration date for the plan. There are 3.5 million shares available for repurchase under this plan as of October 1, 2006. We did not repurchase any shares during the three months ended October 1, 2006.

Item 6. Exhibits
10.19	LSI Logic Corporation 2003 Equity Incentive Plan, amended and restated as of May 4, 2004.*

10.55	Wafer Supply and Test Services Agreement between LSI Logic Corporation and Semiconductor Components Industries, LLC, as of May 16, 2006.+

31.1	Certification of the Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

+	Schedules to this exhibit not filed herewith shall be furnished to the SEC upon request. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*	Denotes management plan or compensatory plan or arrangement.

**	Furnished not filed.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSI LOGIC CORPORATION (Registrant)
Date: November 10, 2006	By /s/ Bryon Look
Bryon Look
Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS
10.19	LSI Logic Corporation 2003 Equity Incentive Plan, amended and restated as of May 4, 2004.*

10.55	Wafer Supply and Test Services Agreement between LSI Logic Corporation and Semiconductor Components Industries, LLC, as of May 16, 2006.+

31.1	Certification of the Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities and Exchange Act Rules 13-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

+	Schedules to this exhibit not filed herewith shall be furnished to the SEC upon request. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*	Denotes management plan or compensatory plan or arrangement.

**	Furnished not filed.