Form 10-K
period 2006-12-31
LSI LOGIC CORP
filed 2007-03-01
CIK 703360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated Filer ☑     Accelerated Filer ☐     Non-accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of July 2, 2006 (the last day of the Registrant’s second quarter of 2006), based upon the closing price of the Common Stock on June 30, 2006, as reported on the New York Stock Exchange (the “NYSE”), was approximately $2,852,702,182. Shares of Common Stock held by each executive officer and director and by each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. In determining the number of shares held by greater than 5% shareholders, the Registrant used the ownership as of December 31, 2005 shown on their Schedules 13G filed in February 2006. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 23, 2007, the Registrant had 404,414,200 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: Registrant’s Proxy Statement to be filed for Registrant’s 2007 Annual Meeting of Stockholders to be held on May 10, 2007.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including the risk factors set forth in this Annual Report on Form 10-K. See “Risk Factors” in Part I, Item 1A. Statements made herein are as of the date of the filing of this Form 10-K with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. We expressly disclaim any obligation to update information presented herein, except as may otherwise be required by law.

PART I

Item 1.	Business

General

LSI Logic Corporation (together with its subsidiaries collectively referred to as “LSI”, “LSI Logic” or the “Company” and referred to as “we”, “us” and “our”) designs, develops and markets complex, high-performance semiconductors and storage systems. We are a leading provider of silicon-to-system solutions that are used at the core of products that create, store and consume digital information. We offer a broad portfolio of semiconductors, including custom and standard product integrated circuits, for use in consumer applications, high-performance storage controllers, enterprise hard disk controllers and a wide range of communication devices. We also offer external storage systems and software applications for storage area networks.

In 2005, our operations were organized in four markets: communications, consumer products, storage components and storage systems. On March 6, 2006, we announced plans to focus our business growth opportunities in the information storage and consumer markets, increasing associated research and development investments, while redirecting investments from non-core areas and ceasing further development of our RapidChip® product platform. Consistent with our increased focus on storage, in March 2006 we also announced the cancellation of the previously announced initial public offering of our storage systems business, Engenio Information Technologies. In May 2006, we sold our Gresham, Oregon manufacturing facility as part of our strategy to transition to a fabless semiconductor manufacturing model. In November 2006, we acquired StoreAge Networking Technologies Ltd., a privately held company based in Nesher, Israel that provides SAN storage management and multi-tiered data protection software for enterprises. Also in November 2006, we acquired Metta Technology, a privately held company based in Pune, India that develops multimedia system-on-chip technology and related software for consumer electronics products. On December 4, 2006, we announced our proposed merger with Agere Systems Inc. (together with its subsidiaries collectively referred to as “Agere”), as further discussed in the “Recent Developments” section below. The proposed merger with Agere supports our strategy to increase our penetration of the information storage and consumer markets, and also provides us with complementary capabilities and products to more effectively address the enterprise networking market.

We operate in two segments — the Semiconductor segment and the Storage Systems segment — in which we offer products and services for a variety of electronic systems applications. Our products are marketed primarily to original equipment manufacturers (“OEMs”) that sell products to our target markets.

For the year ended December 31, 2006, revenues from the Semiconductor segment were $1,223.1 million (approximately 62% of total consolidated revenues) and its income from operations was $96.2 million. In the Semiconductor segment, we use advanced process technologies and comprehensive design methodologies to design, develop, manufacture and market highly complex integrated circuits (“ICs”). These system-on-a-chip solutions include both custom solutions and standard products. Custom solutions are designed for a specific application defined by the customer, whereas standard products are developed for market applications that we define and are sold to multiple customers. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II.

For the year ended December 31, 2006, revenues from the Storage Systems segment were $759.0 million (approximately 38% of total consolidated revenues) and its income from operations was $62.1 million. In the Storage Systems segment, we design, manufacture and sell enterprise storage systems. Our high-performance, highly scalable open storage area network systems and storage solutions are distributed through leading OEMs and directly to a few selected accounts. The Storage Systems segment product offerings also include host bus adapters, RAID adapters (“redundant array of independent disks”), software and related products and services.

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

Recent Developments

Proposed Merger with Agere.  On December 3, 2006, we entered into an Agreement and Plan of Merger with Agere and we publicly announced the signing of the merger agreement on December 4, 2006. Agere is a provider of integrated circuit solutions for a variety of computing and communications applications. Some of Agere’s solutions include related software and reference designs. Agere’s solutions are used in products such as hard disk drives, mobile phones, high-speed communications systems and personal computers. Agere also licenses its intellectual property to others.

Pursuant to the terms and subject to the conditions set forth in the merger agreement, Agere will become a wholly owned subsidiary of LSI. Upon completion of the merger, each share of Agere common stock that is outstanding at the effective time of the merger will be converted into the right to receive 2.16 shares of LSI common stock. Each outstanding option to purchase Agere common stock, whether or not then vested or exercisable, shall be assumed by LSI and will become exercisable for a number of shares of LSI common stock at an exercise price adjusted to reflect the exchange ratio in the merger.

The completion of the proposed merger with Agere is subject to various customary conditions, including (i) obtaining the approval of the LSI and Agere stockholders, (ii) absence of any applicable law prohibiting the merger, (iii) certain regulatory approvals, (iv) subject to certain exceptions, the accuracy of the representations and warranties of each party, and (v) performance in all material respects by each party of its obligations under the merger agreement. LSI has scheduled a special meeting of its stockholders for Thursday, March 29, 2007 to vote on a proposal to approve matters related to the proposed merger. Agere has scheduled its 2007 annual meeting of stockholders for Thursday, March 29, 2007, at which Agere stockholders will vote on a proposal to approve the proposed merger, among other things. Subject to obtaining the approval of the LSI and Agere stockholders at these meetings and the satisfaction of other closing conditions, we expect to complete the merger soon after the stockholder meetings.

We believe that the proposed merger with Agere presents a unique opportunity to create a combined entity that will offer a comprehensive set of building block solutions, including semiconductors, systems and related software for storage, networking and consumer electronics products, and that the merger should allow us to deliver significant benefits to our customers, stockholders and employees. We believe that the proposed merger offers the following strategic and financial benefits:

•	Complementary Businesses. The products and development capabilities of LSI and Agere are complementary, and should enable the combined company to compete more effectively in their target markets. The combined company should be stronger than either company on its own, with greater breadth and depth in storage and networking/communications product offerings and a greater ability to develop new product offerings in these market segments. In addition, the combined company is expected to benefit from access to large growth markets, such as those served by the mobile products business of Agere and the consumer products business of LSI.

•	Customers. The combined company is expected to have deep relationships with many of the market-leading customers in our chosen markets. We expect to improve our ability to expand current customer relationships, and expect to increase the penetration of new customer accounts. We believe that the combination of the two companies’ product lines and engineering resources should enable the combined company to meet customer needs more effectively and to deliver more complete solutions to our customers. In addition, we believe that the larger sales organization, greater marketing resources and financial strength of the combined company may lead to improved opportunities for marketing the combined company’s products.

•	Engineering Talent. The combined company will have over 4,200 engineers, including over 1,700 that hold masters or doctorate degrees, which should enable the combined company to compete more effectively by developing innovative products and delivering greater value to customers more rapidly than either company could do on a stand-alone basis.

•	Intellectual Property Portfolio. The combined company will have over 10,000 pending and issued U.S. patents, which will be one of the largest intellectual property portfolios in the semiconductor industry. This portfolio is expected to provide the combined company with additional licensing opportunities.

•	Reduction in Operating Costs. The combined company is expected to realize substantial cost savings beginning in 2007, with annual cost savings reaching at least $125 million in 2008 from increased efficiencies in manufacturing and operating expenses. We expect the combined company to achieve benefits from exercising greater purchasing power with its suppliers, and consolidation and reduction of areas of overlap in operating expenses, including the expenses of maintaining two separate public companies.

•	Stronger Financial Position. The combined company will have greater scale and financial resources. We expect that this stronger financial position will improve the combined company’s ability to support product development strategies; to respond more quickly and effectively to customer needs, technological change, increased competition and shifting market demand; and to pursue strategic growth opportunities in the future, including acquisitions.

•	Stock-for-Stock Transaction with Fixed Exchange Ratio. The stockholders of each of LSI and Agere will share in the benefits expected from the synergies and cost savings the combined company will generate. The fact that the merger consideration is based on a fixed exchange ratio provides certainty as to the number of shares of LSI common stock that will be issued to Agere stockholders.

In connection with the proposed merger with Agere, LSI has filed a Registration Statement on Form S-4 with the SEC, which registration statement includes a joint proxy statement/prospectus, dated February 5, 2007, and related materials to register the shares of LSI common stock to be issued in the merger. The registration statement and the joint proxy statement/prospectus contain important information about LSI, Agere, the proposed merger and related matters. Investors and security holders are urged to read the registration statement and the joint proxy statement/prospectus carefully. Investors and security holders can obtain free copies of the registration statement and the joint proxy statement/prospectus and other documents filed with the SEC by LSI and Agere through the website maintained by the SEC at www.sec.gov. In addition, free copies of the registration statement and the joint proxy statement/prospectus and other documents are also available on the Agere website at www.agere.com and on the LSI website at www.lsi.com. The registration statement, the joint proxy statement/prospectus and other relevant documents may also be obtained free of charge from Agere by directing such request to Investor Relations, Agere Systems Inc., 1110 American Parkway N.E., Allentown Pennsylvania 18109 and from LSI by directing such request to Investor Relations, LSI Logic Corporation, 1621 Barber Lane, Milpitas, California 95035. The contents of the websites referenced above are not deemed to be incorporated by reference into this Annual Report on Form 10-K, the registration statement or the joint proxy statement/prospectus. Agere, LSI and their respective officers, directors and employees may be deemed to be participants in the solicitation of proxies from their respective stockholders with respect to the proposed merger. Information regarding the interests of these officers, directors and employees in the proposed merger is included in the joint proxy statement/prospectus.

Announcement of Stock Repurchase Program.  On December 4, 2006, we announced that our board of directors authorized a stock repurchase program of up to $500 million worth of shares of our common stock. Our board of directors terminated the stock repurchase program previously authorized by the Board on July 28, 2000. The repurchases are expected to be funded from available cash and short-term investments.

Pending Acquisition of SiliconStor, Inc.  In February 2007, we entered into an agreement to acquire SiliconStor, Inc. (“SiliconStor”), a privately held company that provides silicon solutions for enterprise storage networks. SiliconStor is headquartered in Fremont, California and has approximately 30 employees. At the closing of the acquisition, we expect to pay approximately $55 million in cash for SiliconStor. The closing of the acquisition is subject to the satisfaction of customary closing conditions and is expected to occur in the first quarter of 2007.

Business Strategy

We focus our business growth opportunities in the information storage, enterprise connectivity and consumer electronics markets. Following completion of our proposed merger with Agere, we also expect to be in a position to address growth opportunities in semiconductor applications for the networking market and the wireless handset portion of the consumer market.

Semiconductor Business Strategy

Our objective is to continue our industry leadership in the design, development and marketing of highly complex integrated circuits, software and system-level solutions in the information storage and consumer electronics markets. To achieve this objective, our business strategy includes the following key elements:

•	Target Growth Markets and Customers. We concentrate our sales and marketing efforts on leading OEM customers in targeted growth markets. Our engineering expertise is focused on developing technologies that will meet the product and service needs of our customers in order to succeed in these market areas.

•	Promote Highly Integrated Design Technology. We use proprietary and leading third-party electronic design automation, or EDA, software design tools. We continually evaluate and, as appropriate, develop expertise with third-party EDA tools from leading and emerging suppliers of such products.

•	Provide Flexibility in Design Engineering. We engage with customers of our semiconductor products under various arrangements whereby the extent of the engineering support we provide will be determined in accordance with the customer’s requirements. For example, a customer may primarily use its own engineers for substantial development of its product design and retain our support for silicon-specific engineering work. We also enter into engineering design projects, including those on a “turn-key” basis.

•	Deploy a Fabless Semiconductor Manufacturing Model. On September 13, 2005, we announced our intention to sell our Gresham, Oregon manufacturing facility as part of our strategy to transition to a fabless semiconductor manufacturing model. We completed the sale of this facility to Semiconductor Components Industries, LLC, a wholly owned subsidiary of ON Semiconductor Corporation (“ON Semiconductor”), on May 15, 2006. Since announcing our intention to sell this facility, our wafer manufacturing strategy has been to expand our working relationships with major foundry partners and to adopt a roadmap leading to the production of advanced semiconductors utilizing 65-nanometer and below process technology on 300-mm or 12-inch wafers. This model enables us to focus on developing innovative intellectual property and products, while reducing capital and operating infrastructure requirements. We perform substantially all of our packaging, assembly and final test operations through subcontractors in Asia. If we complete our proposed merger with Agere, we will acquire Agere’s 51% equity interest in Silicon Manufacturing Partners, a joint venture with Chartered Semiconductor Manufacturing Ltd. that operates a semiconductor wafer manufacturing facility in Singapore, as well as Agere’s assembly and test facilities in Asia.

•	Leverage Alliances with Key Partners. We are continually seeking to establish relationships with key partners in a diverse range of technologies to promote new products, services, operating standards and manufacturing capabilities and to avail ourselves of cost efficiencies that may be obtained through collaborative development.

•	Forge Successful Partnerships with Leading Distribution Partners. Our partner program is designed to effectively market our host bus adapter product families and integrated circuit products utilizing distribution and reseller partnerships. Such partnerships help us to provide an extended range of customers with the full spectrum of product offerings, services and support needed to enable their success.

•	Develop and Drive Industry Standards to Achieve Market Advantage. We are a leader in developing and promoting important industry standard architectures, functions, protocols and interfaces. We believe that this leadership will enable us to quickly launch new standard-based products, allowing our customers to achieve time-to-market and other competitive advantages.

•	Operate Worldwide. We market our products and engage with our customers on a worldwide basis through direct sales, marketing and field technical staff and through independent sales representatives and

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

Storage Systems Business Strategy

Our objective is to be the leading provider to server and storage OEMs of modular disk storage systems and sub-assemblies. We intend to enhance our market position by:

•	Continuing to Innovate and Extend Our Product Offering. We intend to adopt and implement innovative storage system technologies, interfaces, features and customer requirements. In addition, we intend to define, design and develop products that enable our channel customers to offer a broad storage system product line, which incorporates their own intellectual property, to address multiple markets. In this manner, we intend to continue to expand our product offerings in the mid-range markets and further into the entry-level markets.

•	Adding Feature Functionality to Meet Expanding Enterprise Requirements. Implementation and management of storage systems within the enterprise is increasingly complex. To address this increasing complexity, we plan to develop or acquire additional premium software management and hardware system features to enhance reliability, data availability and serviceability of our products. For example, in November 2006, we acquired StoreAge Networking Technologies Ltd. (together with its subsidiaries collectively referred to as “StoreAge”), a privately held company based in Nesher, Israel that provides SAN storage management and multi-tiered data protection software for enterprises. We also intend to expand our LSI Storage Solutions program, which is designed to help our customers rapidly implement our products for specific business applications.

•	Enhancing Interoperability Among Our Products, Our Customers’ Products and Other Leading Enterprise Products. We provide significant value to our channel customers and enterprises by testing and certifying our products with the products of other leading enterprise information technology vendors to ensure broad interoperability and compatibility. We intend to work closely with our channel customers and enterprises to extend and enhance the capabilities of our storage sub-assemblies and storage management software. We also seek to enhance our position in the storage industry by actively participating in a variety of organizations focused on developing standards for emerging technologies and facilitating industry-wide interoperability.

•	Obtaining New Channel Customers. Our channel customers sell storage solutions based on or incorporating our products and technology through their direct sales forces and other channels. We will continue to seek new customers in domestic and international markets in order to expand the total marketing and sales resources that are focused on our products. In this manner, we intend to increase the market addressable by our products.

•	Expanding Our Joint Marketing and Sales Efforts With Existing and New Channel Customers. We seek to add value to our customers’ sales, marketing and support initiatives through the provision of extensive training, customized go-to-market campaigns, product positioning, marketing materials, competitive analysis and product support infrastructure. We maintain 16 Experience Centers worldwide, which allow our channel customers to demonstrate to enterprise users the performance and benefits of storage deployments incorporating our products. We plan to continue to add additional demonstration capabilities to reach a broader customer base in the future.

•	Promoting Our Brand. We believe that a strong association of our brand with innovation and integrity is valuable in achieving increased scale, market leadership and OEM acceptance within our industry. Furthermore, we believe that brand recognition and reputation will become more important as OEMs increasingly outsource their storage system offerings and their customers focus on the performance and reliability of the storage systems or sub-assemblies integrated into OEM storage solutions. We intend to continue to promote our brand and build brand equity to establish and bolster our position in the disk storage systems and related storage management software markets.

Products and Services

Semiconductor Products

In our semiconductor components business, we design and develop custom solutions and standard products to customers competing in global storage and consumer markets. The proposed merger with Agere would bring additional semiconductor products into our portfolio, including those targeting the networking market and the wireless handset portion of the consumer market.

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

•	Storage Standard Products. Our standard product solutions include Fibre Channel, Serial-Attached SCSI (“SAS”), Serial ATA (“SATA”) and SCSI standard products, including host adapter ICs for motherboard and adapter applications, SCSI and SAS expander ICs, storage adapter boards and our own Fusion-MPTtm software drivers for these product families. We are an industry leader in the on-going development of new storage interface standards and products, including SAS. In February 2007, we entered into an agreement to acquire SiliconStor, a privately held company that provides storage technology focused on the SATA and SAS markets and is shipping patent-pending products that improve the performance, reliability, and manageability of SATA drives when used in a SAS environment.

•	Storage Custom Solutions. We also offer custom solutions to customers who develop Fibre Channel storage area network (“SAN”) switches and host adapters, storage systems, hard disk drives and tape peripherals. Through leveraging our extensive experience in providing solutions for these applications, we have developed a full portfolio of high-speed interface CoreWare® that is employed for custom solution platforms that provide a connection to the network, the SAN, memory and host buses. Using these pre-verified interfaces, our customers reduce development risk and achieve quicker time to market. Our CoreWare® offerings include the GigaBlaze® high performance SerDes Core supporting Fibre Channel, SATA, Gigabit Ethernet, Infiniband, SAS, Serial RapidIO and PCI-Express industry standards and a family of high-performance Fibre Channel, RapidIO, PCI-E, SAS and SATA protocol controllers.

Consumer Products.  For the consumer market, we offer a broad array of semiconductor products, including both standard products and custom solutions.

•	Consumer Standard Products. We design, develop, manufacture and market semiconductor devices, along with enabling software and reference system designs to enable a variety of digital video and audio applications utilizing our core competency in media processing. We are focused on providing solutions for high-growth applications such as DVD recorders, digital set-top boxes, and a variety of combination products such as DVD recorder /VCR, DVD recorder/PVR and DVD recorder/digital set-top box as well as broadcast encoders. At the center of our standard product strategy is our industry leading DoMiNo® architecture. Products based on this flexible architecture provide software programmable, cost-effective solutions to our customers in our target markets.

•	Consumer Custom Solutions. We offer system-on-a-chip solutions for consumer applications. We focus on consumer market segments employing our intellectual property portfolio, media processing expertise, system level knowledge, design methodology and turn-key product offerings to provide customized solutions to our customers. We are focused on providing solutions to portable consumer appliances such as digital audio players, portable media players, global positioning systems, edutainment and electronic toys and other emerging multimedia applications utilizing in many cases our Zeviotm architecture.

Communications Products.  Our highly integrated, high-performance, system-on-a-chip silicon solutions are used in the design of communications equipment. We deliver custom semiconductor solutions to customers who develop devices used for wireless and broadband data networking applications. We have ceased further development of our RapidChip product platform. The proposed merger with Agere would bring additional semiconductor products into our portfolio, including those targeting the networking market and the wireless handset portion of the consumer market.

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

In addition, we offer a wide spectrum of direct-attach RAID solutions, spanning from integrated RAID in our storage IC and adapter products and our software-based RAID products to our MegaRAID® product family. Our MegaRAID products include integrated single-chip RAID on motherboard solutions and a broad family of PCI and PCI Express RAID controller boards featuring ATA, SATA, SCSI and SAS interfaces, along with fully featured software and utilities for robust storage configuration and management.

In November 2006, we acquired StoreAge, which provides SAN storage management and multi-tiered data protection software for enterprises. This acquisition augmented our product offerings in the storage systems area.

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

Storage Systems Marketing and Distribution

Our storage systems products are sold worldwide through our channel customers and, to a smaller degree, to a limited installed base of end-users. We closely develop and manage our channel customer relationships to meet the diverse needs and requirements of enterprises. By selling products through our channel customers, we are able to address more markets, reach a greater number of enterprises, and reduce our overall sales and marketing expenditures.

Our marketing efforts are designed to support our channel customers with programs targeted at developing differentiated go-to-market strategies and increasing sales effectiveness. Depending on the nature of our channel customer engagement, our marketing teams offer various levels of assistance in assessing and analyzing the competitive landscape, defining product strategy and roadmap, developing product positioning and pricing, creating product launch support materials and assisting in closing the sales process. These marketing teams carefully coordinate joint product development and marketing efforts between our customers and us to ensure that we address and effectively target enterprise requirements. We maintain sales and marketing organizations at our headquarters in Milpitas, and also in regional offices in Atlanta, Georgia; Boulder, Colorado; Dallas, Texas; Chicago, Illinois; Houston, Texas; Los Angeles and Irvine, California; New York, New York; Parsippany, New Jersey; Reston, Virginia; Wichita, Kansas; Westborough, Massachusetts; Raleigh, North Carolina; and Renton, Washington. We also market our products internationally in China, France, Germany, Italy, Japan, Singapore, Sweden and the United Kingdom.

Customers

In 2006, International Business Machines Corporation and Seagate Technology accounted for approximately 19% and 12%, respectively, of our consolidated revenues. No other customer accounted for more than 10% of our consolidated revenues in 2006. We currently have a highly concentrated customer base as a result of our strategy to focus our marketing and sales efforts on select, large-volume customers. We are therefore dependent on a limited number of customers for a substantial portion of our revenues. The loss of any of our significant customers, any substantial decline in sales to these customers, or any significant change in the timing or volume of purchases by our customers could result in lower revenues and could harm our business, financial condition or results of operations.

We expect that we will continue to derive a substantial portion of our revenue from a highly concentrated customer base following completion of our proposed merger with Agere.

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

Storage Systems Customers

We deliver our storage systems products to OEMs who independently resell or distribute OEM-branded or Engenio co-branded products. The products sold by our OEM partners may be integrated by the OEM with value-added services, hardware and software and delivered as differentiated complete storage solutions to enterprises. Our OEM partners receive basic training services to enhance their abilities to sell and support our products. After receiving our basic training services, most of our OEM partners independently market, sell and support our products, requiring limited ongoing product support from us. We also assist some of our OEM partners with additional resources that may provide tailored, account-specific education, training and sales and marketing assistance, allowing these OEM partners to leverage our storage products and industry expertise.

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

The wafer fabrication operation is very complex and costly, and the industry trend has been towards outsourcing all or a portion of this operation to silicon foundries located throughout the world. Prior to 2006, our wafer manufacturing strategy included a combination of internal and external fabrication. Prior to the sale of our Gresham, Oregon semiconductor manufacturing facility in May 2006, the majority of our wafers were fabricated internally at the Gresham facility and the remainder of our wafer fabrication was outsourced to a variety of wafer foundries in Taiwan, Japan, China and Malaysia. For the more advanced deep sub-micron technologies, we use a combination of standard foundry process technologies and process technologies jointly developed with our foundry partners. These joint development agreements provide us access to leading edge technology and additional wafer capacity.

On September 13, 2005, we announced our intention to sell our Gresham facility as part of our strategy to transition to a fabless semiconductor manufacturing model. We completed the sale of this facility to ON Semiconductor on May 15, 2006. Since announcing our intention to sell this facility, our wafer manufacturing strategy has been to expand our working relationships with major foundry partners and to adopt a roadmap leading to the production of advanced semiconductors utilizing 65-nanometer and below process technology on 300-mm or 12-inch wafers. If we complete our proposed merger with Agere, we will acquire Agere’s 51% equity interest in Silicon Manufacturing Partners, a joint venture with Chartered Semiconductor Manufacturing Ltd. that operates a semiconductor wafer manufacturing facility in Singapore.

Our final assembly and test operations are performed by independent subcontractors in South Korea, Taiwan, the Philippines, Malaysia, Thailand and China. We have a long history of outsourcing these operations and can offer a wide range of high-performance packaging solutions for system-on-a-chip designs, including flip chip technology. Upon completion of our proposed merger with Agere, we will acquire the assembly and test facilities in Asia that are owned by Agere.

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

We own a manufacturing facility in Wichita, Kansas at which we assemble and test complete storage systems and sub-assemblies configured from modular components, such as our storage controller modules and disk drive enclosure modules. We have maintained ISO-9001 certification at our Wichita, Kansas manufacturing facility since April 1992 and this facility has been certified as ISO-9001:2000 compliant since October 2001. Product quality is achieved through extensive employee training, exhaustive and automated testing and sample auditing. Quality control and measurement is extended through the subcomponent supplier and component manufacturer base with continuous reporting and ongoing qualification programs. We also use third party contract manufacturers for manufacturing in Mexico.

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

Competition

Semiconductor Competitors

The semiconductor industry is intensely competitive and characterized by constant technological change, rapid product obsolescence, evolving industry standards and price erosion. Many of our competitors are larger, diversified companies with substantially greater financial resources. Some of our competitors are also customers who have internal semiconductor design and manufacturing capacity. We also compete with smaller and emerging companies whose strategy is to sell products into specialized markets or to provide only a portion of the products and services that we offer, or, if so, only at reduced prices.

Our major competitors in the Semiconductor segment include large companies such as Agere Systems Inc., International Business Machines Corporation, Philips Electronics, N.V., STMicroelectronics, Texas Instruments, Inc. and Toshiba Corporation. Other competitors in strategic markets include Adaptec, Inc., Advanced Micro Devices Inc., Broadcom Corporation, Genesis Microchip, Inc., Intel Corporation, Marvell Technology Group, Ltd., MediaTek Incorporated, NEC Corporation, Sunplus Co. Technology Ltd., Samsung Semiconductor, Trident Microsystems, Inc. and Zoran Corporation.

The principal competitive factors in the semiconductor industry include:

•	design capabilities;

•	differentiating product features;

•	product performance characteristics;

•	time to market;

•	price; and

•	utilization of emerging industry standards.

It is possible that our competitors will develop design solutions that could have a material adverse impact on our competitive position. Our competitors may also decide from time to time to aggressively reduce prices of products that compete with our products in order to sell related products or achieve strategic goals. Due to their customized nature, custom solutions are not as susceptible to price fluctuations as standard products. However, strategic pricing by competitors can place strong pricing pressure on our products in certain transactions, resulting in lower selling prices and lower gross profit margins for those transactions.

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

Storage Systems Competitors

The market for our storage system products is highly competitive, rapidly evolving and subject to changing technology, customer needs and new product introductions. We compete with products from storage system and component providers such as Adaptec, Inc., Dot Hill Systems Corporation, Infortrend Technology Inc., XIOtech Corporation, Xyratex Group Limited. We also compete with the internal storage divisions of existing and potential channel customers as well as with large well-capitalized storage system companies such as EMC Corporation, Hitachi Data Systems and Network Appliance, Inc. with respect to sales to OEM customers.

The principal competitive factors affecting the market for our storage system products include:

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

Patents, Trademarks and Licenses

We maintain a patent program, and believe that our patents and other intellectual property rights add value to our business. We currently have more than 4,500 pending and issued U.S. patents and additional pending and issued foreign patents, some of which are in the Semiconductor segment and some of which are in the Storage Systems segment. In both segments, we also maintain trademarks for our products and services and claim copyright protection for certain proprietary software and documentation. Patents, trademarks and other forms of protection for our intellectual property are important, but we believe our future success principally depends upon the technical competence and creative skills of our employees. Upon completion of our proposed merger with Agere, we will substantially increase the size and breadth of our intellectual property portfolio. We expect that the combined company will have more than 10,000 issued and pending U.S. patents. Agere also derives revenue and income from licensing its intellectual property to other companies, and we expect the combined company to continue this intellectual property licensing business in the future.

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

On March 6, 2006, we announced plans to focus our business on growth opportunities in the information storage and consumer markets, increasing associated research and development (“R&D”) investments, while redirecting R&D from non-core areas. We have ceased further development of our RapidChip product platform.

In the United States, we operate R&D facilities in California, Colorado, Georgia, Kansas, Maryland, Minnesota, Oregon, Texas and selected other states. Internationally, we have facilities in Canada, China, Dubai, Germany, India, Israel, Italy, Russia, Taiwan, and the United Kingdom. During 2005 and 2006, we significantly expanded capabilities in India. The following table shows our expenditures on research and development activities for each of the last three fiscal years (in thousands).

Year	Amount	Percent of Revenue

2006	$413,432	21%
2005	$399,685	21%
2004	$427,805	25%

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

Financial Information about Segments and Geographic Areas

This information is included in Note 8 (“Segment and Geographic Information”) of the Notes, which information is incorporated herein by reference from Item 8 of Part II.

For a discussion of various risks attendant to foreign operations, see (1) “Risk Factors” in Part I, Item 1A, in particular, “We conduct a significant amount of activity outside of the United States, and are exposed to legal, business, political and economic risks associated with our international operations,” and (2) the section in Part II, Item 7A, entitled “Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Exchange Risk.” This information is incorporated herein by reference.

Environmental Regulation

Federal, state and local regulations, in addition to those of other nations, impose various environmental controls on the use and discharge of certain chemicals and gases used in semiconductor and storage product processing. Our facilities have been designed to comply with these regulations through the implementation of environmental management systems. We offer products that comply with the requirements of the European Union

Restriction of Hazardous Substance Directive 2002/95/EC (RoHS Directive) that was implemented on July 1, 2006 and other international electronic equipment environmental regulations. While to date we have not experienced any material adverse impact on our business from environmental regulations, such regulations might be adopted or amended so as to impose expensive obligations on us in the future. In addition, violations of environmental regulations or impermissible discharges of hazardous substances could result in:

•	the need for additional capital improvements to comply with such regulations or to restrict discharges;

•	liability to our employees and/or third parties; and/or

•	business interruptions as a consequence of permit suspensions or revocations or as a consequence of the granting of injunctions requested by governmental agencies or private parties.

Employees

As of December 31, 2006, we had 4,010 full-time employees.

Our future success depends upon the continued service of our key technical and management personnel and upon our ability to continue to attract and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the development of new products and processes. We currently have favorable employee relations, but the competition for technical personnel is intense, and the loss of key employees or the inability to hire such employees when needed could have a material adverse impact on our business and financial condition.

Seasonality

The Company’s business is largely focused on the information technology and consumer products markets. Due to seasonality in these markets, the Company typically expects to see stronger revenues in the second half of the year, although we did not experience this trend in the second half of 2006 with our consumer products.

Item 1A.	Risk Factors.

We are subject to a number of risks. Some of the risks that we face are endemic to the semiconductor industry, but the fact that certain risks are endemic to our industry does not lessen the significance of these risks. You should carefully consider all of the following risk factors and the other information in this Annual Report on Form 10-K in evaluating our business.

We are subject to a number of risks associated with our pending merger with Agere. On December 3, 2006, we entered into a merger agreement with Agere and we publicly announced the signing of the merger agreement on December 4, 2006. Pursuant to the terms and subject to the conditions set forth in the merger agreement, at the effective time of the proposed merger a wholly owned subsidiary of LSI will merge with and into Agere, with Agere continuing as the surviving corporation of the merger and becoming a wholly-owned subsidiary of LSI. Upon completion of the merger, each share of Agere common stock that is outstanding at the effective time of the merger will be converted into the right to receive 2.16 (the “Exchange Ratio”) shares of common stock of LSI. Each outstanding option to purchase Agere common stock, whether or not then vested or exercisable, shall be assumed by LSI and will be exercisable for a number of shares of LSI common stock at an exercise price adjusted to reflect the Exchange Ratio. The completion of the proposed merger is subject to various customary conditions, including (i) obtaining the approval of the LSI and Agere stockholders, (ii) absence of any applicable law prohibiting the merger, (iii) certain regulatory approvals, (iv) subject to certain exceptions, the accuracy of the representations and warranties of each party, and (v) performance in all material respects by each party of its obligations under the merger agreement. Our pending merger with Agere is described in detail in the Registration Statement on Form S-4 that we have filed with the SEC in connection with the merger and in the joint proxy statement/prospectus included in such registration statement. You should read and consider the information in such registration statement and joint proxy statement/prospectus.

As a result of the many risks that we face, our business, financial condition or results of operations could be materially and adversely affected. This could cause the trading price of our common stock to decline, and stockholders might lose some or all of their investment.

Please consider the following risk factors when you read “forward-looking“ statements elsewhere in this Annual Report on Form 10-K and in the information incorporated herein by reference. Forward-looking statements are statements that relate to our expectations for future events and time periods. Generally, the words, “anticipate,” “expect,” “intend” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and actual results could differ materially from those anticipated in the forward-looking statements.

Risk Factors Relating to our Proposed Merger with Agere

The issuance of shares of LSI common stock to Agere stockholders in the proposed merger with Agere will substantially reduce the percentage interests of LSI stockholders.

If the proposed merger with Agere is completed, we expect that (i) approximately 365.8 million shares of LSI common stock would be issued to Agere stockholders, (ii) upon exercise of assumed equity awards, up to approximately 59.7 million additional shares will be issued to holders of assumed options and restricted stock units and (iii) an additional 23.6 million shares will be issuable upon conversion of Agere’s outstanding convertible notes. Based on the number of shares of LSI and Agere common stock outstanding on January 31, 2007, Agere stockholders before the merger with Agere will own, in the aggregate, approximately 48% of the fully diluted shares of LSI common stock immediately after the merger with Agere, excluding shares issuable upon conversion of Agere’s outstanding convertible notes. The issuance of shares of LSI common stock to Agere stockholders in the merger and to holders of assumed options and restricted stock units will cause a significant reduction in the relative percentage interest of current LSI stockholders in earnings, voting, liquidation value and book and market value.

The proposed merger with Agere is subject to the receipt of consents and approvals from government entities that may impose conditions that could have an adverse effect on LSI or Agere or could cause abandonment of the merger.

Completion of the proposed merger with Agere is conditioned upon the making of certain filings with and notices to, and the receipt of consents, orders and approvals from, various local, state, federal and foreign governmental entities. Certain of these consents, orders and approvals will involve the relevant governmental entity’s consideration of the effect of the merger on competition in various jurisdictions.

The reviewing authorities may not permit the proposed merger with Agere at all or may impose restrictions or conditions on the merger that may seriously harm the combined company if the merger is completed. These conditions could include a complete or partial license, divestiture, spin-off or the holding separate of assets or businesses. Either LSI or Agere may refuse to complete the merger if restrictions or conditions are required by governmental authorities that would materially adversely impact the combined company’s results of operations or the benefits anticipated to be derived by the combined company. Any delay in the completion of the merger could diminish the anticipated benefits of the merger or result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the transaction.

LSI and Agere also may agree to restrictions or conditions imposed by antitrust authorities in order to obtain regulatory approval, and these restrictions or conditions could harm the combined company’s operations. No additional stockholder approvals are expected to be required for any decision by LSI or Agere, after the proposed annual meeting of Agere stockholders and the proposed special meeting of LSI stockholders, to agree to any terms and conditions necessary to resolve any regulatory objections to the merger.

In addition, during or after the statutory waiting periods, and even after completion of the proposed merger with Agere, governmental authorities could seek to block or challenge the merger as they deem necessary or desirable in the public interest. In addition, in some jurisdictions, a competitor, customer or other third party could initiate a private action under the antitrust laws challenging or seeking to enjoin the merger, before or after it is completed. We may not prevail, or may incur significant costs, in defending or settling any action under antitrust laws.

The proposed merger with Agere may not be completed, and any delay in completing the proposed merger with Agere may significantly reduce the benefits expected to be obtained from the merger.

In addition to the required regulatory clearances and approvals, the proposed merger with Agere is subject to a number of other conditions beyond the control of LSI and Agere that may prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when these other conditions will be satisfied. Further, the requirements for obtaining the required clearances and approvals could delay the completion of the merger for a significant period of time or prevent it from occurring. Any delay in completing the merger may significantly reduce the synergies and other benefits that we expect to achieve if we successfully complete the merger within the expected timeframe and integrate our businesses.

Customer uncertainties related to the proposed merger with Agere could adversely affect our business, revenues and gross margins.

In response to the announcement of the proposed merger with Agere or due to ongoing uncertainty about the merger, customers of LSI or Agere may delay or defer purchasing decisions or elect to switch to other suppliers. In particular, prospective customers could be reluctant to purchase the products and services of LSI, Agere or the combined company due to uncertainty about the direction of the combined company’s offerings and willingness to support existing products. To the extent that the merger creates uncertainty among those persons and organizations contemplating purchases such that one large customer, or a significant group of smaller customers, delays, defers or changes purchases in connection with the planned merger, the revenues of LSI, Agere or the combined company would be adversely affected. Customer assurances may be made by LSI and Agere to address their customers’ uncertainty about the direction of the combined company’s product and related support offerings, which may result in additional obligations of LSI, Agere or the combined company. In addition, the announcement of the merger may cause prospective licensees of Agere’s intellectual property to delay or defer licensing decisions, resulting in a decline in Agere’s licensing revenues, which could have a significant impact on the profitability of Agere and the combined company. Quarterly revenues and net earnings of LSI, Agere or the combined company could be substantially below expectations of market analysts and a decline in the companies’ respective stock prices could result.

Provisions of the merger agreement may deter alternative business combinations and could negatively affect our stock price if the merger agreement is terminated in certain circumstances.

The merger agreement prohibits LSI and Agere from soliciting, initiating, encouraging or facilitating certain alternative acquisition proposals with any third party, subject to exceptions set forth in the merger agreement. The merger agreement also provides for the payment by LSI or Agere of a termination fee of $120 million if the merger agreement is terminated in certain circumstances in connection with a competing third-party acquisition proposal for one of the companies. These provisions limit our ability to pursue offers from third parties that could result in greater value to our stockholders. The obligation to pay the termination fee also may discourage a third party from pursuing an alternative acquisition proposal. If the merger is terminated and we determine to seek another business combination, we can not assure you that we will be able to negotiate a transaction with another company on terms comparable to the terms of the merger, or that we will avoid incurring fees associated with the termination of the merger agreement.

In the event the merger is terminated by LSI or Agere in circumstances that obligate either party to pay the termination fee to the other party, including where either party terminates the merger agreement because the other party’s board of directors withdraws its support of the merger, our stock price may decline.

If the proposed merger with Agere is not completed, we will have incurred substantial costs that may adversely affect our results of operations and the market price of our common stock.

If the proposed merger with Agere is not completed, the price of our common stock may decline to the extent that the current market prices of our common stock reflect a market assumption that the merger will be completed. In addition, we have incurred and will incur substantial costs in connection with the proposed merger. These costs are primarily associated with the fees of attorneys, accountants and our financial advisor. In addition, we have diverted significant management resources in an effort to complete the proposed merger and we are subject to restrictions contained in the merger agreement on the conduct of our business. If the merger is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit. Also, if the merger is not completed under certain circumstances specified in the merger agreement, we may be required to pay a termination fee of $120 million.

In addition, if the proposed merger with Agere is not completed, we may experience negative reactions from the financial markets and our suppliers, customers and employees. Each of these factors may adversely affect the trading price of our common stock and our results of operations.

Risk Factors Relating to our Business and Risk Factors Relating to the Business of the Combined Company if our Proposed Merger with Agere is completed

We may fail to realize the benefits expected from the proposed merger with Agere, which could adversely affect the value of our common stock.

The proposed merger involves the integration of LSI and Agere, two companies that have previously operated independently. We entered into the merger agreement with the expectation that, among other things, the proposed merger would enable us to consolidate support functions, leverage our research and development, patents and services across a larger base, and integrate our workforces to create opportunities to achieve cost savings and to become a stronger and more competitive company. Although we expect significant benefits to result from the proposed merger, there can be no assurance that the combined company will actually realize these or any other anticipated benefits of the merger.

The value of our common stock following completion of the proposed merger may be affected by the ability of the combined company to achieve the benefits expected to result from the merger. LSI and Agere currently operate in 20 countries, with a combined workforce of approximately 9,100 employees. Achieving the benefits of the merger will depend in part upon meeting the challenges inherent in the successful combination and integration of global business enterprises of the size and scope of LSI and Agere. The challenges involved in this integration include the following:

•	Demonstrating to customers of LSI and Agere that the merger will not result in adverse changes to the ability of the combined company to address the needs of customers or the loss of attention or business focus;

•	Coordinating and integrating independent research and development teams across technologies and product platforms to enhance product development while reducing costs;

•	Combining product offerings;

•	Consolidating and integrating corporate, information technology, finance, and administrative infrastructures;

•	Coordinating sales and marketing efforts to effectively position the capabilities of the combined company and the direction of product development; and

•	Minimizing the diversion of management attention from important business objectives.

If the combined company does not successfully manage these issues and the other challenges inherent in integrating businesses of the size and complexity of LSI and Agere, then the combined company may not achieve the anticipated benefits of the proposed merger and our revenues, expenses, operating results and financial condition could be materially adversely affected. For example, goodwill and other intangible assets could be determined to be impaired, which could adversely affect our financial results of operations. The successful integration of the LSI and Agere businesses is likely to require significant management attention both before and after the completion of the proposed merger, and may divert the attention of our management from business and operational issues.

We must attract and retain key employees in a highly competitive environment; uncertainties associated with the proposed merger with Agere may cause a loss of employees and may otherwise materially adversely affect the businesses of LSI and Agere, and the future business and operations of the combined company.

Our success depends in part upon our ability to retain key employees. In some of the fields in which we operate, there are only a limited number of people in the job market who possess the requisite skills. We have experienced difficulty in hiring and retaining sufficient numbers of qualified engineers in parts of our business. Current and prospective employees of LSI and Agere may experience uncertainty about their post-merger roles with the combined company following the proposed merger. This may materially adversely affect our ability to attract and retain key management, sales, marketing, technical and other personnel. In addition, key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following the proposed merger. The loss of services of any key personnel or the inability to hire new personnel with the requisite skills could restrict our ability to develop new products or enhance existing products in a timely matter, to sell products to customers or to manage our business effectively.

The industries in which we operate are highly cyclical, and our operating results may fluctuate.

We operate in the highly cyclical semiconductor device and storage systems industries. These industries are characterized by wide fluctuations in product supply and demand. In the past, the semiconductor industry has experienced significant downturns, often in connection with, or in anticipation of, excess manufacturing capacity worldwide, maturing product cycles and declines in general economic conditions. Even if demand for our products remains constant, the availability of additional excess production capacity in the semiconductor industry may create competitive pressures that can degrade pricing levels and reduce our revenues.

General economic weakness and geopolitical factors may harm our operating results and financial condition.

Our results of operations are, and the results of operations of the combined company after the proposed merger with Agere will be, dependent to a large extent upon the global economy. Geopolitical factors such as terrorist activities, armed conflict or global health conditions that adversely affect the global economy may adversely affect our operating results and financial condition.

We are dependent upon a limited number of customers.

A limited number of customers will account for a substantial portion of our revenues. For LSI’s most recent fiscal year ended December 31, 2006, International Business Machines Corporation and Seagate Technology represented approximately 19% and 12%, respectively, of LSI’s consolidated revenues. If any of our key customers were to decide to significantly reduce or cancel its existing business, our operating results and financial condition could be adversely affected. Because many of our products have long product design and development cycles, it may be difficult for us to replace key customers who reduce or cancel existing business. In addition, we may not win new product designs from major existing customers, major customers may make significant changes in scheduled deliveries, or there may be declines in the prices of products sold to these customers, and our business may be adversely affected if any of these events were to occur.

We depend upon independent foundry subcontractors to manufacture our semiconductor products; accordingly, any failure to secure and maintain sufficient foundry capacity could materially and adversely affect our business.

Since selling our Gresham, Oregon semiconductor manufacturing facility in May 2006, we have relied entirely on independent foundry subcontractors to manufacture our semiconductor products. Because we rely on third party manufacturing relationships, we face the following risks:

•	a manufacturer may be unwilling to devote adequate capacity to production of our products or may be unable to produce our products;

•	a manufacturer may not be able to develop manufacturing methods appropriate for our products;

•	manufacturing costs may be higher than planned;

•	product reliability may decline;

•	a manufacturer may not be able to maintain continuing relationships with our suppliers; and

•	we may have reduced control over delivery schedules, quality, manufacturing yields and costs of products.

If any of these risks were to be realized, we could experience an interruption in supply or an increase in costs, which could adversely affect our results of operations.

The ability of an independent foundry subcontractor to provide us with semiconductor devices is limited by its available capacity and existing obligations. Availability of foundry capacity has in the recent past been reduced from time to time due to strong demand. Although we have entered into contractual commitments to supply specified levels of products to some of our customers, other than a wafer supply agreement we have with ON Semiconductor, we do not have long-term volume purchase agreements or significant guaranteed level of production capacity with any of our third-party foundry suppliers. Foundry capacity may not be available when needed at reasonable prices. We place orders on the basis of our customers’ purchase orders or our forecast of customer demand, and the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that other foundry customers that are larger and better financed than us, or that have long-term agreements with the foundry suppliers, may induce foundries to reallocate capacity to them. This reallocation could impair our ability to secure the supply of components that we need. Also, our foundry suppliers migrate capacity to newer, state-of-the-art manufacturing processes on a regular basis, which may create capacity shortages for products designed to be manufactured on older processes. In addition, the occurrence of a public health emergency or natural disaster could further affect the production capabilities of our manufacturers by resulting in quarantines or closures. If any of our foundry suppliers experiences a shortage in capacity, suffers any damage to its facilities due to earthquakes or other natural disasters, experiences power outages, encounters financial difficulties or experiences any other disruption of foundry capacity, we may need to qualify an alternative foundry supplier, which may require several months. As a result of all of these factors and risks, we can not provide any assurances that any foundries will be able to produce integrated circuits with acceptable manufacturing yields, or that foundries will be able to deliver enough semiconductor devices to us on a timely basis, or at reasonable prices.

We operate in intensely competitive markets.

Each of LSI and Agere derive significant revenue from the sale of integrated circuits, and LSI also operates in the Storage Systems segment. These industry segments are intensely competitive and competition is expected to increase as existing competitors enhance their product offerings and as new participants enter the market. The competitors of LSI and Agere include many large domestic and foreign companies that have substantially greater financial, technical and management resources than LSI or Agere. Several major diversified electronics companies offer custom solutions and/or other standard products that are competitive with the products of LSI and Agere. Other competitors are specialized, rapidly growing companies that sell products into the same markets that LSI or Agere target or that the combined company will target. Some of our customers may also design and manufacture products that will compete with our products. We can not provide any assurances that the price and performance of our products will be superior relative to the products of our competitors.

Increased competition may negatively affect our pricing, margins and revenues. For example, competitors with greater financial resources may be able to offer lower prices than us, or they may offer additional products, services or other incentives that we may not be able to match. Competitors may be in a stronger position than us to respond quickly to new technologies and may be able to undertake more extensive marketing campaigns. They may also make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to gain market share. In addition, competitors may sell commercial quantities of products before we do so, establishing market share and creating a market position that we may not be able to overcome once we introduce similar products in commercial quantities.

Our target markets are characterized by rapid technological change.

The industry segments in which we currently operate, and in which the combined company will operate, are characterized by rapid technological change, changes in customer requirements, limited ability to accurately forecast future customer orders, frequent new product introductions and enhancements, short product cycles and evolving industry standards. We believe that our future success will depend, in part, upon our ability to improve on existing technologies and to develop and implement new ones, as well as upon our ability to adopt and implement emerging industry standards in a timely manner and to adapt products and processes to technological changes. If we are not able to successfully implement new process technologies or to achieve volume production of new products at acceptable yields, our operating results and financial condition may be adversely affected. In addition, if we fail to make sufficient investments in research and development programs in order to develop new and enhanced products and technologies, or if we focus on technologies that do not become widely adopted, new technologies could render our current and planned products obsolete, resulting in the need to change the focus of our research and development and product strategies and disrupting our business significantly.

In addition, the emergence of markets for integrated circuits may be affected by factors beyond our control. In particular, products are designed to conform to current specific industry standards. Our customers may not adopt or continue to follow these standards, which would make our products less desirable to customers, and could negatively affect sales. Also, competing standards may emerge that are preferred by our customers, which could reduce sales and require us to make significant expenditures to develop new products. To the extent that we are not able to effectively and expeditiously adapt to new standards, our business may be negatively affected.

Order or shipment cancellations or deferrals could cause our revenue to decline or fluctuate.

We sell, and expect to continue to sell, a significant amount of products pursuant to purchase orders that customers may cancel or defer on short notice without incurring a significant penalty. Cancellations or deferrals could cause us to hold excess inventory, which could adversely affect our results of operations. If a customer cancels or defers product shipments or refuses to accept shipped products, we may incur unanticipated reductions or delays in revenue. If a customer does not pay for products in a timely manner, we could incur significant charges against income, which could materially and adversely affect our results of operations.

We design and develop highly complex products that require significant investments.

Our products are highly complex and significant time and expense are expected to be associated with the design, development and manufacture of our products. We expect to incur substantial research and development costs to confirm the technical feasibility and commercial viability of our products, which in the end may not be successful.

Our products may contain defects.

Our products may contain undetected defects, errors or failures. These products can only be fully tested when deployed in commercial applications and other equipment. Consequently, customers may discover errors after the products have been deployed. The occurrence of any defects, errors or failures could result in:

•	cancellation of orders;

•	product returns, repairs or replacements;

•	diversion of our resources;

•	legal actions by customers or customers’ end users;

•	increased insurance costs; and

•	other losses to us or to customers or end users.

Any of these occurrences could also result in the loss of or delay in market acceptance of products and loss of sales, which could negatively affect our business and results of operations. As our products become even more complex in the future, this risk may intensify over time and may result in increased expenses.

Our manufacturing facilities have high fixed costs and involve highly complex and precise processes.

LSI has a storage systems manufacturing facility in Wichita, Kansas. If our proposed merger with Agere is completed, we will acquire Agere’s assembly and test facilities and its 51% equity interest in Silicon Manufacturing Partners, a fabrication facility joint venture with Chartered Semiconductor Manufacturing Ltd. Operations at any of these facilities may be disrupted for reasons beyond our control, including work stoppages, supply shortages, fire, earthquake, tornado, floods or other natural disasters, any of which could have a material adverse effect on our results of operations or financial position. In addition, if we do not experience adequate utilization of, or adequate yields at, our manufacturing facilities, our results of operations may be adversely affected. We confront challenges in the manufacturing process that require us to: maintain a competitive manufacturing cost structure; exercise stringent quality control measures to obtain high yields; effectively manage subcontractors engaged in the wafer fabrication, test and assembly of products; and update equipment and facilities as required for leading edge production capabilities.

The manufacture of our products involves highly complex and precise processes, requiring production in a clean and tightly controlled environment. In addition, the manufacture of integrated circuits is a highly complex and technologically demanding process. Although we work closely with our foundry suppliers to minimize the likelihood of reduced manufacturing yields, such foundries have, from time to time, experienced lower than anticipated manufacturing yields. This often occurs during the production of new products or the installation and start-up of new process technologies. Poor yields from our foundry suppliers could result in product shortages or delays in product shipments, which could seriously harm relationships with our customers and materially and adversely affect our business and results of operations.

Failure to qualify our products or our suppliers’ manufacturing lines may adversely affect our results of operations.

Some customers will not purchase any products, other than limited numbers of evaluation units, until they qualify the manufacturing line for the product. We may not always be able to satisfy the qualification requirements of these customers. Delays in qualification may cause a customer to discontinue use of non-qualified products and result in a significant loss of revenue.

We depend upon third-party subcontractors to assemble, obtain packaging materials for, and test certain products.

Third-party subcontractors located in Asia assemble, obtain packaging materials for, and test certain products of LSI. Although Agere owns and operates its own semiconductor assembly and test facilities, even if the proposed merger with Agere is consummated, the combined company will continue to depend upon third-party subcontractors to assemble and test some of the combined company’s semiconductor products or to perform other services for the combined company. To the extent that we rely upon third-party subcontractors to perform these functions, we will not be able to control directly product delivery schedules and quality assurance. This lack of control may result in product shortages or quality assurance problems that could delay shipments of products or increase manufacturing, assembly, testing or other costs. In addition, if these third-party subcontractors are unable to obtain sufficient packaging materials for products in a timely manner, we may experience product shortages or delays in product shipments, which could materially and adversely affect customer relationships and results of operations. If any of these subcontractors experiences capacity constraints or financial difficulties, suffers any damage to its facilities, experiences power outages or any other disruption of assembly or testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner. Due to the amount of time that it usually takes to qualify assemblers and testers, we could experience significant delays in product shipments if we are required to find alternative assemblers or testers for such components.

A widespread outbreak of an illness or other health issue could negatively affect our manufacturing, assembly and test, design or other operations.

A widespread outbreak of an illness such as avian influenza, or bird flu, or severe acute respiratory syndrome, or SARS, could adversely affect our operations as well as demand from customers. A number of countries in the

Asia/Pacific region have experienced outbreaks of bird flu and/or SARS. As a result of such an outbreak, businesses can be shut down temporarily and individuals can become ill or quarantined. After the proposed merger with Agere, we will have operations in Singapore, Thailand and China, countries where outbreaks of bird flu and/or SARS have occurred. If operations are curtailed because of health issues, we may need to seek alternate sources of supply for manufacturing or other services and alternate sources can be more expensive. Alternate sources may not be available or may result in delays in shipments to customers, which would affect results of operations. In addition, a curtailment of design operations could result in delays in the development of new products. If customers’ businesses are affected by health issues, they might delay or reduce purchases, which could adversely affect results of operations.

We procure parts and raw materials from a limited number of domestic and foreign sources.

We do not maintain an extensive inventory of parts and materials for manufacturing storage systems at our Wichita, Kansas facility. We purchase, and expect that we will continue to purchase, a portion of our requirements for parts and raw materials from a limited number of sources, primarily from suppliers in Japan and their U.S. subsidiaries, and obtain other material inputs on a local basis. If we have difficulty in obtaining parts or materials in the future from our existing suppliers, alternative suppliers may not be available, or suppliers may not provide parts and materials in a timely manner or on favorable terms. As a result, we may be adversely affected by delays in product shipments. If we cannot obtain adequate materials for manufacture of our products, or if such materials are not available at reasonable prices, there could be a material adverse impact on our operating results and financial condition.

If our new product development and expansion efforts are not successful, our results of operations may be adversely affected.

LSI is currently developing, and we expect that we will continue to develop, products in new areas and we may seek to expand into additional areas in the future. Our efforts to develop products and expand into new areas may not result in sales that are sufficient to recoup our investment, and we may experience higher costs than anticipated. For example, we may not be able to manufacture products at a competitive cost, we may need to rely on new suppliers or we may find that our development efforts are more costly or time consuming than anticipated. Development of new products often requires long-term forecasting of market trends, development and implementation of new or changing technologies and a substantial capital commitment. There can be no assurance that any products that we select for investment of our financial and engineering resources will be developed or acquired in a timely manner or will enjoy market acceptance. In addition, our products may support protocols that are not widely adopted and we may have difficulties entering markets where competitors have strong market positions.

We may engage in acquisitions and alliances giving rise to financial and technological risks.

We may explore strategic acquisitions that build upon or expand our library of intellectual property, human capital and engineering talent, and increase our ability to fully address the needs of our customers. For example, in addition to the proposed merger with Agere, in November 2006 we acquired StoreAge Networking Technologies Ltd., a privately held software company based in Nesher, Israel, for approximately $50 million in cash. Also in November 2006, we acquired Metta Technology, a privately held company based in Pune, India that develops multimedia system-on-chip technology and related software for consumer electronics products. In February 2007, we entered into an agreement to acquire SiliconStor, a privately held company that provides silicon solutions for enterprise storage networks. SiliconStor is headquartered in Fremont, California and has approximately 30 employees. At the closing of the acquisition, we expect to pay approximately $55 million in cash for SiliconStor. The closing of the acquisition is subject to the satisfaction of customary closing conditions and is expected to occur in the first quarter of 2007. Mergers and acquisitions of high-technology companies bear inherent risks. No assurance can be given that our previous acquisitions or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. Failure to manage growth effectively or to integrate acquisitions could adversely affect our operating results and financial condition. In addition, we may make investments in companies, products and technologies through strategic alliances and otherwise. Investment activities often involve risks, including the need for timely access to needed capital for investments and to invest in companies and technologies that will contribute to the growth of our business.

The semiconductor industry is prone to intellectual property litigation.

As is typical in the semiconductor industry, we are frequently involved in disputes regarding patent and other intellectual property rights. We have in the past received, and we may in the future receive, communications from third parties asserting that certain of our products, processes or technologies infringe upon their patent rights, copyrights, trademark rights or other intellectual property rights, and we may also receive claims of potential infringement if we attempt to license intellectual property to others. Defending these claims may be costly and time consuming, and may divert the attention of management and key personnel from other business issues. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements. We may not be able to obtain royalty or license agreements on acceptable terms. Resolution of whether any of our products or intellectual property has infringed upon valid rights held by others could have a material adverse effect on our results of operations or financial position and may require material changes in production processes and products.

We may not be able to adequately protect or enforce our intellectual property rights, which could harm our competitive position.

Our success and future revenue growth will depend, in part, upon our ability to protect our intellectual property. We will primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. It is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose proprietary technologies and processes, despite our efforts to protect our proprietary technologies and processes. While we hold a significant number of patents, there can be no assurances that any additional patents will be issued. Even if new patents are issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of LSI or Agere’s existing patents, and any future patents issued to us, may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. LSI and Agere may not have, and in the future we may not have, foreign patents or pending applications corresponding to its U.S. patents and applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents do not adequately protect our technology, competitors may be able to offer products similar to our products. Our competitors may also be able to develop similar technology independently or design around our patents. Some or all of LSI’s and Agere’s patents have in the past been licensed and likely will in the future be licensed to certain of our competitors through cross-license agreements.

A decline in the revenue that we expect to derive from the licensing of intellectual property could have a significant impact on net income.

Agere currently generates significant revenue from, and if we complete the proposed merger with Agere, we expect to generate revenue from, the licensing of intellectual property. The revenue generated from the licensing of Agere’s intellectual property has a high gross margin compared to the revenue generated from the sale of other products currently sold by Agere, and a decline in this licensing revenue could have a significant impact on the profitability of the combined company. The combined company’s licensing revenue is expected to come from a limited number of transactions and the failure to complete one or more transactions in a quarter could have a material adverse impact on revenue and profitability.

We conduct a significant amount of activity outside of the United States, and are exposed to legal, business, political and economic risks associated with our international operations.

We derive, and it is expected that we will continue to derive, a substantial portion of our revenue from sales of products shipped to locations outside of the United States. In addition, we manufacture, and it is expected that we will continue to manufacture, a significant portion of our products outside of the United States and we are dependent upon non-U.S. suppliers for many parts and services. We may also pursue growth opportunities in sales, design and manufacturing outside of the United States. Operations outside of the United States are subject to a number of risks and potential costs that could adversely affect our revenue and results of operations, including:

•	political, social and economic instability;

•	fluctuations in foreign currency exchange rates;

•	exposure to different legal standards, particularly with respect to intellectual property;

•	natural disasters and public health emergencies;

•	nationalization of businesses and blocking of cash flows;

•	trade and travel restrictions;

•	imposition of governmental controls and restrictions;

•	burdens of complying with a variety of foreign laws;

•	import and export license requirements and restrictions;

•	unexpected changes in regulatory requirements;

•	foreign technical standards;

•	difficulties in staffing and managing international operations;

•	international trade disputes;

•	difficulties in collecting receivables from foreign entities or delayed revenue recognition; and

•	potentially adverse tax consequences.

We may rely on the capital markets and/or bank markets to provide financing.

We may rely on the capital markets and/or bank markets to provide financing for strategic acquisitions, capital expenditures and other general corporate needs. As of December 31, 2006, LSI had approximately $350 million of convertible notes outstanding. We may need to seek additional equity financing or debt financing from time to time. Historically, we have been able to access the capital markets and the bank markets when deemed appropriate, but we may not be able to access these markets in the future on acceptable terms. The availability of capital in these markets may be affected by several factors, including geopolitical risk, the interest rate environment and the condition of the economy as a whole. Moreover, any future equity or equity-linked financing may dilute the equity ownership of existing shareholders. In addition, our operating performance, capital structure and expected future performance will affect our ability to raise capital. We believe that our current cash, cash equivalents, short-term investments and expected future cash from operations will be sufficient to fund our needs in the foreseeable future.

We utilize indirect channels of distribution over which we will have limited control.

Financial results could be adversely affected if our relationships with resellers or distributors were to deteriorate or if the financial condition of these resellers or distributors were to decline. In addition, as our business grows, there may be an increased reliance on indirect channels of distribution. There can be no assurance that we will be successful in maintaining or expanding these indirect channels of distribution. This could result in the loss of certain sales opportunities. Furthermore, the partial reliance on indirect channels of distribution may reduce visibility with respect to future business, thereby making it more difficult to accurately forecast orders.

We may not be able to collect all of our accounts receivable from customers.

A majority of our trade receivables have been, and it is expected that a majority of our trade receivables will continue to be, derived from sales of products to large multinational computer, communication, networking, storage and consumer electronics manufacturers. We can not provide any assurances that our accounts receivable balances will be paid on time or at all.

The price of our securities may be subject to wide fluctuations.

Our stock has experienced substantial price volatility, particularly as a result of quarterly variations in results, the published expectations of analysts and announcements by us and our competitors, and our stock is likely to be subject to similar volatility in the future. Many of the markets from which we expect to derive a substantial portion of our revenues are highly cyclical, and we may experience declines in our revenue that are primarily related to industry conditions in general and not to our business or prospects. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many technology companies and that have often been unrelated to the operating performance of such companies. The price of our securities may also be affected by general global, economic and market conditions. While we cannot predict the individual effect that these and other factors may have on the price of the our securities in the future, these factors, either individually or in the aggregate, could result in significant variations in our stock price during any given period of time. Fluctuations in our stock price may also affect the price of outstanding convertible securities of Agere and LSI, and the likelihood of the convertible securities being converted into cash or equity. If our stock price is below the conversion price of the Agere or LSI convertible notes on the date of maturity, they may not convert into equity and we may be required to redeem the outstanding convertible securities for cash. However, in the event they do not convert into equity, we believe that our cash position and expected future operating cash flows will be adequate to meet these obligations as they mature.

In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies in technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. Accordingly, we may in the future be the target of securities litigation. Any securities litigation could result in substantial costs and could divert the attention and resources of our management.

Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected fluctuations and affect reported results of operations.

Financial accounting standards in the United States are constantly under review and may be changed from time to time. We would be required to apply these changes if adopted. Once implemented, these changes could result in material fluctuations in our results of operations and/or the way in which such results of operations are reported. For example, on January 1, 2006, we adopted SFAS 123-R. In accordance with the modified prospective transition method, we began recognizing compensation expense for all share-based awards granted on or after January 1, 2006, plus unvested awards granted prior to January 1, 2006. The adoption of SFAS 123-R had a significant impact on our operating results as share-based compensation expense is charged directly against reported earnings. Numerous judgments and estimates are involved in the calculation of this expense and changes to those estimates or different judgments could have a significant effect on our reported earnings.

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

Although our management has determined, and our independent registered public accounting firm has attested, that our internal controls were effective as of the end of our most recent fiscal year, there can be no assurance that our internal control systems and procedures, or the integration of LSI and Agere and their respective internal control systems and procedures, will not result in or lead to a future material weakness in our internal controls, or that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in internal controls over financial reporting would require management and our independent public accounting firm to evaluate our internal controls as ineffective. If internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and stock price.

Internal control deficiencies or weaknesses that are not yet identified could emerge.

Over time we may identify and correct deficiencies or weaknesses in our internal controls and, where and when appropriate, report on the identification and correction of these deficiencies or weaknesses. However, the internal control procedures can provide only reasonable, and not absolute, assurance that deficiencies or weaknesses are identified. Deficiencies or weaknesses that are not yet identified by us could emerge and the identification and correction of these deficiencies or weaknesses could have a material impact on our results of operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease approximately 460,000 square feet of real property in Milpitas, California for our corporate headquarters, administration and engineering offices. These leases expire from 2010 to 2014.

In May 2006, we completed the sale of our formerly-owned semiconductor manufacturing facility in Gresham, Oregon to ON Semiconductor. We continue to own approximately 200 acres of land in Gresham, Oregon.

We also own approximately 150,000 square feet of sales and engineering office space and approximately 85 acres of unimproved land in Fort Collins, Colorado; we have agreed to sell approximately 58 acres of that unimproved land. We also own approximately 180,000 square feet of sales and engineering office space in Colorado Springs, Colorado. These facilities are used by both our Semiconductor segment and our Storage Systems segment. We also own our logistics center in Tsuen Wan, Hong Kong, which consists of approximately 27,000 square feet.

In the Storage Systems segment, we own our manufacturing, engineering and executive office site in Wichita, Kansas, which includes approximately 330,000 square feet of space, and we lease a facility in Boulder, Colorado, which consists of approximately 50,000 square feet.

We also lease space for executive offices, design centers and sales offices for our Semiconductor segment and Storage Systems segment in Norcross, Georgia, Bracknell, United Kingdom and Tokyo, Japan. In addition, we lease space for sales and engineering offices and design centers for our Semiconductor segment and our Storage Systems segment at various other locations in North America, Europe, Canada, China, Dubai, India, Israel, Japan, Korea, Russia, Singapore and Taiwan (See Note 12 of the Notes.)

We believe that our existing facilities and equipment are well maintained, in good operating condition, suitable for our operations and are adequate to meet our current requirements.

Item 3.	Legal Proceedings

This information is included in Note 12 (“Commitments and Contingencies — Legal Matters”) of the Notes, which information is incorporated herein by reference from Item 8 of Part II hereof.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2006, no matter was submitted to a vote of our security holders.

Executive Officers of LSI

Our executive officers as of March 1, 2007 are set forth below. Our executive officers are elected by and serve at the discretion of our Board of Directors. The ages set forth below for our executive officers are as of March 1, 2007.

Name	Age	Position

Abhijit Y. Talwalkar	42	President and Chief Executive Officer
Philip G. Brace	36	Senior Vice President, Corporate Planning and Marketing
Philip W. Bullinger	42	Senior Vice President, Engenio Storage Group
Donald J. Esses	55	Executive Vice President, Worldwide Operations
Jon R. Gibson	60	Vice President, Human Resources
Andrew S. Hughes	41	Vice President, General Counsel and Corporate Secretary
Bryon Look	53	Executive Vice President and Chief Financial Officer
Umesh Padval	49	Executive Vice President, Consumer Products Group
D. Jeffrey Richardson	42	Executive Vice President, Custom Solutions Group
Flavio Santoni	48	Executive Vice President, Worldwide Storage Sales and Marketing
William J. Wuertz	49	Senior Vice President, Storage Components Group

Abhijit Talwalkar was appointed President and Chief Executive Officer and elected to the Company’s Board of Directors in May 2005. Prior to joining LSI, Mr. Talwalkar was employed by Intel Corporation, a microprocessor manufacturer, most recently as Corporate Vice President and Co-general Manager of the Digital Enterprise Group from January 2005 until he joined LSI in May 2005. Previously, from May 2004 to January 2005, he served as Vice President and General Manager for Intel’s Enterprise Platform Group. Prior to this role, from April 2002 to May 2004, he served as Vice President and General Manager of Intel’s Platform Products Group, within Intel’s Enterprise Platform Group. Mr. Talwalkar served as Vice President and Assistant General Manager of Intel’s Enterprise Platform Group from June 2001 to March 2002. Prior to this position, Mr. Talwalkar held the position of Vice President and General Manager of the Enterprise Platform and Service Division of Intel.

Philip G. Brace joined LSI in August 2005 as Senior Vice President, Corporate Planning and Marketing. He joined LSI from Intel Corporation, a microprocessor manufacturer, where from November 2004 until his departure from Intel in August 2005, he served as General Manager of Sever Platforms Group Marketing within the Digital Enterprise Group. Mr. Brace joined Intel in 1993, holding marketing, sales, and applications engineering positions in both silicon and systems products. From April 2004 to November 2004, he served as Director of Volume Platform Marketing within Intel’s Enterprise Platform Group. Prior to this role, he served as Director of marketing for the Enterprise Platforms and Services Division within Intel’s Enterprise Platform Group from October 2001 until April 2004. From February 1999 to October 2001 he was Director of Marketing for the Fabric Components Division within Intel’s Enterprise Platform Group.

Philip W. Bullinger joined LSI in 1998 as part of LSI’s acquisition of Symbios, Inc. and served as Director of Product Development until August 2001. Symbios was a storage company. From September 2001, he has served as Vice President and General Manager of LSI Logic’s RAID Storage Adapters division. In August 2005, Mr. Bullinger was promoted to his current position of Senior Vice President of our Engenio Storage Group.

Donald J. Esses was named Executive Vice President, Worldwide Operations in December 2003. He joined LSI in 1983 and has held management positions in process and product engineering. From July 1994 to November 2000, Mr. Esses held the position of Vice President, U.S. Manufacturing. From November 2000 to December 2003, he was Vice President of Supply Chain Management.

Jon Gibson was named Vice President, Human Resources in November 2001. He joined LSI in September 1984 as Employee Relations Manager. Mr. Gibson was named Director of Human Resources in October 1987. From March 1999 until November 2001, Mr. Gibson served as Senior Director of Human Resources.

Andrew S. Hughes was named Vice President, General Counsel and Corporate Secretary in May 2006. Mr. Hughes joined LSI in 2000 and was manager of LSI’s commercial law group and assistant corporate secretary prior to being appointed to his current position. Prior to joining LSI, Mr. Hughes was division counsel for Harris Corporation from 1998 to 2000.

Bryon Look was named Executive Vice President and Chief Financial Officer in November 2000. Mr. Look joined LSI in March 1997 as Vice President, Corporate Development and Strategic Planning. Prior to joining LSI, he was manager of business development at Hewlett-Packard’s corporate development department. During a 21-year career at Hewlett-Packard, Mr. Look held a variety of management positions in finance and research and development.

Umesh Padval was named Executive Vice President, Consumer Products in August 2004. He served as Senior Vice President and General Manager for LSI’s Broadband Entertainment Division, a position he held since June 2001, when LSI acquired C-Cube Microsystems Inc. Mr. Padval served as the Chief Executive Officer of C-Cube from May 2000 until June 2001, and President of C-Cube’s semiconductor division from 1998 to 2000. Prior to joining C-Cube, Mr. Padval was Senior Vice President and General Manager of the Consumer Digital Entertainment and Computing Products Divisions at VLSI Technology, Inc.

D. Jeffrey Richardson joined LSI in June 2005 as Executive Vice President, Customs Solutions Group. He joined Intel Corporation, a microprocessor manufacturer, in November 1992, where he held a variety of management positions. From February 2005 until his departure from Intel in June 2005, he served as Vice President of the Digital Enterprise Group and General Manager of the Server Platform Group. Earlier, from June 2001 to January 2005, Mr. Richardson was General Manager of Intel’s Enterprise Platforms and Services Division. From January 1999 to June 2001, he was Director of Product Development of Intel’s Enterprise Platforms and Services Division.

Flavio Santoni was named Executive Vice President, Storage Sales and Marketing in October 2006. Mr. Santoni joined LSI in February 2001 as Vice President of Worldwide Marketing for the company’s Engenio storage systems subsidiary, becoming additionally responsible for its worldwide sales and customer support operations in October 2001. In August 2004, he was named senior vice president and was elected an LSI Logic corporate officer in December 2005. Previously, Mr. Santoni was Executive Vice President and Chief Operating Officer at Sutmyn Storage Corporation and held various senior management positions with Memorex Telex in the United States, United Kingdom and Italy.

Prior to his promotion to his current position of Senior Vice President, Storage Components Group, in August 2005, William J. Wuertz was Senior Vice President and General Manager of LSI’s Storage Standard Products division, a position he held since joining LSI in 1998 as part of LSI’s acquisition of Symbios, Inc. Symbios was a storage company.

There are no family relationships among any executive officers and directors.

In connection with our proposed merger with Agere, we expect that we will make changes in the composition and roles of certain of our executive officers, subject to and effective as of completion of the pending merger. Immediately following the proposed merger with Agere, Abhijit Talwalker will continue to serve as our President and Chief Executive Officer and Bryon Look will continue to serve as our Chief Financial Officer. Although the exact composition of our executive management team following the proposed merger with Agere has not been finalized as of the date of this Annual Report on Form 10-K, it is currently expected that Phil Brace, Phil Bullinger, Jon Gibson, Jeff Hoogenboom (Executive Vice President, LSI Sales), Andy Micallef (Executive Vice President, Global Operations at Agere), Umesh Padval, Jean Rankin (Executive Vice President, General Counsel and Secretary at Agere), Denis Regimbal (Executive Vice President and General Manager, Mobility Division at Agere), Jeff Richardson, Flavio Santoni and Rudy Stroh (Executive Vice President and General Manager, Storage Division at Agere) will serve as part of the post-merger executive management team.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our stock trades on the NYSE under the symbol “LSI.” The Company’s Chief Executive Officer has certified to the NYSE that he is unaware of any violation by the Company of the NYSE’s corporate governance listing standards. On June 2, 2006, the Company submitted its Annual CEO Certification as required by Section 303A(12a) of the NYSE Listed Company Manual. The high and low closing sales prices for the stock for each full quarterly period within the two most recent fiscal years as reported on the NYSE are:

	2006	2005
	High — Low	High — Low

First Quarter	$11.56 — 8.16	$6.47 — 5.02
Second Quarter	$11.66 — 8.46	$8.69 — 5.11
Third Quarter	$9.06 — 7.46	$10.48 — 9.12
Fourth Quarter	$10.94 — 8.05	$9.91 — 7.70

Year	$11.66 — 7.46	$10.48 — 5.02

At February 23, 2007, there were 3,193 owners of record of our common stock.

We have never paid cash dividends on our common stock. It is presently our policy to reinvest our earnings, and we do not currently anticipate paying any cash dividends to stockholders in the foreseeable future.

Equity Compensation Plan Information
As of December 31, 2006

(c)
	(a)		Number of
	Number of		Securities
	Securities to be	(b)	Remaining Available
	Issued upon	Weighted-average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding	Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(Excluding Securities
Plan Category	and Rights	and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders(1)	23,321,780	$12.94	62,498,682	(3)
Equity compensation plans not approved by security holders(2)	35,338,159	$11.28	15,094,715

Total	58,659,939	$11.94	77,593,397

(1)	Equity compensation plans approved by security holders are the following:

(i) The Employee Stock Purchase Plan, amended and restated (“US ESPP”), under which rights are granted to LSI Logic employees in the United States to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of a 12-month offering period or the end of each six-month purchase period within such an offering period. There are 16,684,068 shares remaining available for future issuance under this plan, of which 9,000,000 shares were added to the plan by stockholder approval in 2006. The US ESPP includes an annual replenishment calculated at 1.15% of the Company’s common stock issued and outstanding at the fiscal year end less the number of shares available for future grants under the US ESPP. No shares have been added to the US ESPP from the annual replenishment since January 2001.

(ii) The 2003 Equity Incentive Plan (the “2003 Plan”) was approved by stockholders in May 2003. Under this plan, the Company may grant stock options or restricted stock to employees, officers and consultants. There are 5,691,593 shares remaining available for future issuance under this plan, including 1,910,227 shares reserved for restricted stock awards that have been granted, but will not be issued until the awards have vested. Stock options have an exercise price that is no less than the fair market value of the stock on the date of grant.

The term of each option or restricted stock award is determined by the Board of Directors and, for option grants on or after February 12, 2004, is generally seven years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant. Restricted stock awards may be granted with the vesting requirements determined by the Board of Directors.

(iii) Under the 1991 Equity Incentive Plan (the “1991 Plan”), the Company may grant stock options to employees, officers and consultants, with an exercise price that is no less than the fair market value of the stock on the date of grant. The term of each option is determined by the Board of Directors and, for options granted on or after February 12, 2004, the term of the options is generally seven years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant. With respect to shares previously approved by stockholders, no incentive stock options may be granted under this plan after March 2001.

(iv) Under the 1995 Director Option Plan (“1995 Director Plan”), new directors receive an initial grant of options to purchase 30,000 shares of common stock and directors receive subsequent automatic grants of options to purchase 30,000 shares of common stock each year thereafter. The initial grants vest in annual increments of 25% per year, commencing one year from the date of grant. Subsequent option grants become exercisable in full six months after the grant date. The term of each option is ten years. The exercise price of the options granted is equal to the fair market value of the stock on the date of grant.

(2)	Equity compensation plans not previously approved by security holders are the following:

(i) Options to purchase an aggregate of 4,348,969 shares with a weighted-average exercise price of $11.99 per share are outstanding that were assumed in acquisitions. No further options may be granted under these assumed plans.

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

(iii) Under the 1999 Nonstatutory Stock Option Plan (the “1999 Plan”), the Company may grant stock options to its employees, excluding officers, with an exercise price that is no less than the fair market value of the stock on the date of grant. The term of each option is determined by the Board of Directors and, for options granted on or after February 12, 2004, the term of the options is generally seven years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant.

(iv) Under the International Employee Stock Purchase Plan (“IESPP”), rights are granted to LSI Logic employees (excluding executive officers) outside of the United States to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of a 12-month offering period or the end of each six-month purchase period within such an offering period. There are 1,773,302 shares remaining available for future issuance under this plan, of which 1.0 million shares were added to the plan by stockholder approval in 2006.

(3)	Of the 62,498,682 securities remaining available for future issuance under equity compensation plans approved by security holders, up to 5,691,593 could be issued in the form of restricted stock awards (the number of securities that remain available for issuance under the 2003 Plan, subject to the plan limits on individual grants. See footnote (1)(ii) above.

On July 28, 2000, the Company’s Board of Directors authorized a stock repurchase program in which up to 5.0 million shares of the Company’s common stock may be repurchased in the open market from time to time. On December 4, 2006, the Company announced that the Board of Directors had authorized a stock repurchase program of up to $500.0 million worth of shares of the Company’s common stock. Our Board of Directors terminated the stock repurchase program authorized by the Board on July 28, 2000. The repurchases are expected to be funded from available cash and short-term investments. No shares were repurchased under this plan during 2006.

PERFORMANCE GRAPH

Comparison of Five-year Cumulative Total Return
among LSI Logic Corporation, the S&P 500 Index
and the Philadelphia Semiconductor Index

The stock price performance shown on the following graph is not necessarily indicative of future price performance.

CUMULATIVE TOTAL RETURN
Based upon initial investment of $100 on December 31, 2001
with dividends reinvested

	Dec 31, 2001	Dec 31, 2002	Dec 31, 2003	Dec 31, 2004	Dec 31, 2005	Dec 31, 2006
LSI Logic Corporation	$100	$37	$56	$35	$51	$57
S&P 500®	$100	$78	$100	$111	$117	$135
Philadelphia Semiconductor Index	$100	$55	$98	$84	$93	$91

Item 6.	Selected Financial Data

Five-Year Consolidated Summary

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Revenues	$1,982,148	$1,919,250	$1,700,164	$1,693,070	$1,816,938
Cost of revenues	1,126,894	1,087,558	964,754	1,016,311	1,124,216
Additional excess inventory and related charges	—	—	—	—	45,526

Total cost of revenues	1,126,894	1,087,558	964,754	1,016,311	1,169,742

Gross profit	855,254	831,692	735,410	676,759	647,196
Research and development	413,432	399,685	427,805	453,107	515,974
Selling, general and administrative	255,569	238,265	245,460	239,319	247,362
Acquired in-process research and development	4,284	—	—	—	2,920
Restructuring of operations and other items, net	(8,427)	119,052	423,444	180,597	67,136
Amortization of intangibles	32,089	62,484	75,050	76,352	78,617

Income/(loss) from operations	158,307	12,206	(436,349)	(272,616)	(264,813)
Interest expense	(24,263)	(25,283)	(25,320)	(30,703)	(51,977)
Interest income and other, net	51,277	34,000	22,170	18,933	26,386

Income/(loss) before income taxes and minority interest	185,321	20,923	(439,499)	(284,386)	(290,404)
Provision for income taxes	15,682	26,540	24,000	24,000	1,750

Income/(loss) before minority interest	169,639	(5,617)	(463,499)	(308,386)	(292,154)
Minority interest in net income of subsidiary	1	6	32	161	286

Net income/(loss)	169,638	$(5,623)	$(463,531)	$(308,547)	$(292,440)

Basic net income/(loss) per share	$0.43	$(0.01)	$(1.21)	$(0.82)	$(0.79)

Diluted net income/(loss) per share	$0.42	$(0.01)	$(1.21)	$(0.82)	$(0.79)

Year-end status:
Total assets	$2,852,144	$2,796,066	$2,874,001	$3,447,901	$4,012,736
Long-term obligations	$429,400	$699,050	$859,545	$1,007,079	$1,315,557
Stockholders’ equity	$1,895,738	$1,627,950	$1,618,046	$2,042,450	$2,300,355

The Company’s fiscal years ended on December 31 for each of the years presented above.

For a discussion of charges for restructuring of operations and other items, net, see Note 2 of the Notes in Item 8 of Part II, which information is incorporated in this Item 6 of Part II by reference. For a discussion of recent acquisitions, see Note 4 of the Notes.

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS 123R”), using the modified prospective transition method. In accordance with the modified prospective transition method, the Company began recognizing compensation expense for all share-based awards granted on or after January 1, 2006, plus unvested awards granted prior to January 1, 2006. Under this method of implementation, no restatement of prior periods has been made.

During the year ended December 31, 2006, LSI completed the sale of the Gresham, Oregon semiconductor facility to ON Semiconductor for approximately $105.0 million in cash.

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS No. 146 has been applied to restructuring activities initiated after December 31, 2002 and changes the timing of when restructuring charges are recorded to the date when the liabilities are incurred.

During 2002, the Company recorded $46.0 million in additional excess inventory and related charges and $67.0 million in charges for restructuring of operations and other items, net. The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002, as a result of which goodwill is no longer amortized.

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

OVERVIEW

We design, develop and market complex, high-performance semiconductors and storage systems. We are a leading provider of silicon-to-system solutions that are used at the core of products that create, store and consume digital information. We offer a broad portfolio of semiconductors, including custom and standard product integrated circuits, for use in consumer applications, high-performance storage controllers, enterprise hard disk controllers and a wide range of communication devices. We also offer external storage systems and software applications for storage area networks.

We operate in two segments — the Semiconductor segment and the Storage Systems segment — in which we offer products and services for a variety of electronic systems applications. Our products are marketed primarily to OEMs that sell products to our target markets.

In the second quarter of 2006, we completed the sale of our Gresham, Oregon semiconductor manufacturing facility to ON Semiconductor for approximately $105.0 million in cash. Under the terms of the agreement, ON Semiconductor offered employment to substantially all of the LSI manufacturing employees based at the Gresham site, with the remaining non-manufacturing workforce expected to continue their employment with LSI. ON Semiconductor also entered into additional agreements with LSI, including a multi-year wafer supply and test agreement, intellectual property license agreement, transition services agreement and a facilities use agreement. We also completed the sale of our ZSP digital signal processor technology during the second quarter of 2006 (See Note 2 of the Notes).

Revenues for the year ended December 31, 2006 were $1,982.1 million representing a 3.3% increase as compared to $1,919.3 million in revenues for the year ended December 31, 2005. The increase in revenues is due to an increase in our Storage Systems segment revenues, partially offset by a decline in revenues in our Semiconductor segment.

We reported net income of $169.6 million, or $0.42 a diluted share, for the year ended December 31, 2006, as compared to a net loss of $5.6 million, or $0.01 a diluted share, for the year ended December 31, 2005.

Cash, cash equivalents and short-term investments were $1.0 billion as of December 31, 2006, as compared to $938.9 million at December 31, 2005. For the year ended December 31, 2006, we generated $247.2 million in cash provided by operations as compared to $248.7 million for the year ended December 31, 2005. On November 1, 2006, the 2001 Convertible Subordinated Notes in the amount of $271.8 million became due and were repaid in full.

Acquisitions.  We continue to evaluate strategic acquisitions that build upon our existing library of intellectual property, provide additional human capital, including engineering talent, and seek to increase our leadership position in the markets in which we operate. We acquired StoreAge and Metta Technology (“Metta”) during the fourth quarter of 2006. StoreAge was accounted for as a purchase of a business and Metta was accounted for as a purchase of assets. Accordingly, the estimated fair value of assets acquired and liabilities assumed and the results of operations were included in our Consolidated Financial Statements as of the effective date of each acquisition. The transactions are summarized below. There were no significant differences between our accounting policies and those of the companies acquired. (See Note 4 of the Notes.)

The transactions are summarized in the table below (in millions):

				Fair Value of
				Tangible Net
		Total		Assets/		Amortizable	In-Process
Entity Name; Segment Included in;	Acquisition	Purchase	Type of	(Liabilities)		Intangible	Research and
Description of Acquired Business	Date	Price	Consideration	Acquired	Goodwill	Assets	Development

StoreAge Networking Technologies, Ltd.; Storage segment; SAN storage management and multi-tiered data protection software applications	November 21, 2006	$47.4	$47.4 cash	$(4.6)	$6.1	$43.5	$2.4
Metta Technology; Semiconductor segment; Next generation digital video	November 10, 2006	$6.7	$6.7 cash	$(0.6)	Not applicable — asset purchase	$5.4	$1.9

Proposed Merger with Agere.  On December 3, 2006, we entered into an Agreement and Plan of Merger with Agere and we publicly announced the signing of the merger agreement on December 4, 2006. Agere is a provider of integrated circuit solutions for a variety of computing and communications applications. Some of Agere’s solutions include related software and reference designs. Agere’s solutions are used in products such as hard disk drives, mobile phones, high-speed communications systems and personal computers. Agere also licenses its intellectual property to others.

Pursuant to the terms and subject to the conditions set forth in the merger agreement, Agere will become a wholly-owned subsidiary of LSI. Upon completion of the merger, each share of Agere common stock that is outstanding at the effective time of the merger will be converted into the right to receive 2.16 shares of LSI common stock. Each outstanding option to purchase Agere common stock, whether or not then vested or exercisable, shall be assumed by LSI and will become exercisable for a number of shares of LSI common stock at an exercise price adjusted to reflect the exchange ratio in the merger.

The completion of the proposed merger with Agere is subject to various customary conditions, including (i) obtaining the approval of the LSI and Agere stockholders, (ii) absence of any applicable law prohibiting the merger, (iii) certain regulatory approvals, (iv) subject to certain exceptions, the accuracy of the representations and warranties of each party, and (v) performance in all material respects by each party of its obligations under the merger agreement. LSI has scheduled a special meeting of its stockholders for Thursday, March 29, 2007 to vote on a proposal to approve matters related to the proposed merger. Agere has scheduled its 2007 annual meeting of stockholders for Thursday, March 29, 2007, at which Agere stockholders will vote on a proposal to approve the proposed merger, among other things. Subject to obtaining the approval of the LSI and Agere stockholders at these meetings and the satisfaction of other closing conditions, we expect to complete the merger soon after the stockholder meetings.

We believe that the proposed merger with Agere presents a unique opportunity to create a combined entity that will offer a comprehensive set of building block solutions, including semiconductors, systems and related software for storage, networking and consumer electronics products, and that the merger should allow us to deliver significant benefits to our customers, stockholders and employees.

In connection with the proposed merger with Agere, LSI has filed a Registration Statement on Form S-4 with the SEC, which registration statement includes a joint proxy statement/prospectus and related materials to register the shares of LSI common stock to be issued in the merger, and LSI and Agere have mailed to their respective stockholders a joint proxy statement/prospectus relating to the proposed merger. The registration statement and the joint proxy statement/prospectus contain important information about LSI, Agere, the proposed merger and related matters. Investors and security holders are urged to read the registration statement and the joint proxy statement/prospectus carefully.

RESULTS OF OPERATIONS

Where more than one significant factor contributed to changes in results from year to year, we have quantified such factors throughout Management’s Discussion & Analysis (“MD&A”) where practicable and useful to the discussion.

Revenues:

	Year Ended December 31,
	2006	2005	2004
	(In millions)

Semiconductor segment	$1,223.1	$1,244.3	$1,095.1
Storage Systems segment	759.0	675.0	605.1

Consolidated	$1,982.1	$1,919.3	$1,700.2

There were no significant inter-segment revenues during the periods presented.

2006 compared to 2005

Total consolidated revenues for 2006 increased $62.8 million or 3.3% as compared to 2005, reflecting an increase in revenues from the Storage Systems segment, offset in part by a decline in revenues in the Semiconductor segment.

Semiconductor segment:

Revenues for the Semiconductor segment decreased $21.2 million or 1.7% in 2006 as compared to 2005.

Revenues decreased for semiconductors used in consumer product applications primarily as a result of lower demand for video game products, DVD-products and digital audio players.

This decrease was offset in part by increases in revenues for semiconductors used in storage standard product applications such as SAS products, higher demand for semiconductors used in storage custom solutions product applications such as hard disk drives, and increased demand for semiconductors used in communication product applications such as office automation, routers, switches and wide area network (“WAN”) products.

Storage Systems segment:

Revenues for the Storage Systems segment increased $84.0 million or 12.4% in 2006 from 2005. The increase in revenues in the Storage Systems segment is primarily attributable to increased demand from certain large customers for our new high performance controller and drive modules introduced in the second quarter of 2006 and also for our mid-range integrated storage modules.

We expect revenues to be lower in the first quarter of 2007 as a result of normal seasonality in the storage and consumer end markets.

2005 compared to 2004

Total consolidated revenues for 2005 increased $219.1 million or 12.9% as compared to 2004.

Semiconductor segment:

Revenues for the Semiconductor segment increased $149.2 million or 13.6% in 2005 as compared to 2004. The increase in revenues in the Semiconductor segment is primarily attributable to the following factors:

•	An increase in revenues for semiconductors used in consumer product applications as a result of increased demand for digital audio players, DVD-recorders and cable set-top box solutions, offset in part by decreases in demand for semiconductors used in video game products; and

•	An increase in revenues for semiconductors used in storage product applications, primarily attributable to higher demand for custom silicon used in hard disk drives.

The above noted increases in revenues were offset in part by decreased revenues for semiconductors used in communications product applications such as office automation, switch and wireless products.

Storage Systems segment:

Revenues for the Storage Systems segment increased $69.9 million or 11.6% in 2005 from 2004. The increase in revenues in the Storage Systems segment is primarily attributable to increased demand from one large customer for our new high performance controller product introduced in the second quarter of 2005 and also for our command module products.

Significant Customers.  The following table summarizes the number of our significant customers, each of whom accounted for 10% or more of our revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment:

	Year Ended December 31,
	2006	2005	2004

Semiconductor segment:
Number of significant customers	1	1	1
Percentage of segment revenues	19%	17%	11%
Storage Systems segment:
Number of significant customers	2	2	3
Percentage of segment revenues	47%, 15%	44%, 12%	41%, 15%, 11%
Consolidated:
Number of significant customers	2	2	1
Percentage of consolidated revenues	19%, 12%	16%, 11%	16%

Revenues by geography.  The following table summarizes our revenues by geography:

	Year Ended December 31,
	2006	2005	2004
	(In millions)

Revenues:
North America*	$956.7	$932.2	$852.5
Asia, including Japan	797.1	756.0	655.1
EMEA**	228.3	231.1	192.6

Total	$1,982.1	$1,919.3	$1,700.2

*	Revenues by geography are accumulated based on the revenues generated by our subsidiaries located within the three geographic areas noted in the above table. In the second half of 2005, Engenio formed new subsidiaries within EMEA. As a result, the amounts in the table reflect that change as of June 21, 2005 and prior to that all revenues generated by Engenio EMEA were previously reported in North America.

**	EMEA refers to Europe, Middle East and Africa. Our business is in Europe and the Middle East.

2006 compared to 2005

In 2006, revenues increased in North America and Asia, including Japan, and decreased in EMEA as compared to 2005. The increase in North America is attributable to an increase in demand within the Storage Systems segment, offset in part by declines in demand for semiconductors used in consumer product applications such as digital audio players and declines in demand for semiconductors used in storage product applications due to the continued shift in revenues to Asia and decreased revenues for semiconductors used in communication product applications such as wireless and WAN products. The increase in revenues in Asia, including Japan, is attributable to increased demand for semiconductors used in storage product applications such as hard disk drives, Host Bus Adapters (“HBA”), server products and storage standard product applications such as SAS products as well as increased demand for semiconductors used in communication product applications. The increase in revenues in Asia, including Japan, is also attributable to our customers transitioning their contract manufacturing to Asia from other regions. The increase was offset in part by decreases in demand for semiconductors used in consumer product applications such as video game products and DVD-products. The decrease in EMEA is primarily attributable to declines in revenues for semiconductors used in consumer product applications such as DVD-products and decreased demand within the Storage Systems segment, offset in part by increases in revenues for semiconductors used in storage product applications such as HBA products and for semiconductors used in storage standard product applications such as SAS products, and semiconductors used in communication product applications.

2005 compared to 2004

In 2005, revenues increased in North America, Asia, including Japan, and EMEA as compared to 2004. The increase in revenues in North America for 2005 is primarily attributable to an increase in demand for semiconductors used in consumer product applications such as digital audio players and set-top box solutions and increases in revenues in the Storage Systems segment. The increase was offset in part by decreased demand for semiconductors used in storage product applications such as custom silicon for the server market and communication product applications. The increase in Asia, including Japan, is attributable to higher demand for semiconductors used in storage product applications such as hard disk drives. These increases were offset in part by lower demand for semiconductors used in consumer product applications such as video games and communications product applications such as enterprise switches. The increase in EMEA revenues is attributable to increased demand for products in the Semiconductor segment such as Ultra320, tape drives and DVD-recorders and also increases in demand for products in the Storage System segment.

Operating costs and expenses.  Key elements of the consolidated statements of operations for the respective segments are as follows:

Gross profit margin:

	Year Ended December 31,
	2006	2005	2004
	(In millions)

Semiconductor segment	$588.2	$589.4	$511.9
Percentage of segment revenues	48.1%	47.4%	46.7%
Storage Systems segment	$267.1	$242.3	$223.5
Percentage of segment revenues	35.2%	35.9%	36.9%

Consolidated	$855.3	$831.7	$735.4

Percentage of revenues	43.2%	43.3%	43.3%

2006 compared to 2005

The consolidated gross profit margin as a percentage of revenues was 43.2% and 43.3% in 2006 and 2005, respectively.

Semiconductor segment:

The gross profit margin as a percentage of revenues for the Semiconductor segment increased to 48.1% in 2006 from 47.4% in 2005. The following contributed to the improvement in the gross margin for the Semiconductor segment in 2006 as compared to 2005:

•	A favorable shift in product mix toward more high-margin semiconductors used in storage and communication product applications and lower prices from our foundry partners.

This increase in gross margin was offset in part by:

•	Higher scrap costs in early 2006, mainly due to a manufacturing issue with a vendor; and

•	Stock-based compensation expense associated with the adoption of SFAS 123R as of January 1, 2006. (See Note 3 of the Notes.)

Storage Systems segment:

The gross profit margin as a percentage of revenues for the Storage Systems segment decreased slightly to 35.2% in 2006 from 35.9% in 2005 mainly due to the following:

•	Higher product costs associated with the ramp of new integrated storage products and drive modules beginning in mid 2006;

•	Higher expedite fees in the fourth quarter of 2006 as the result of orders coming in later than expected; and

•	Stock-based compensation expense associated with the adoption of SFAS 123R on January 1, 2006.

We expect our margins to be slightly lower in the first quarter of 2007 as a result of unfavorable product mix in both reportable segments.

2005 compared to 2004

The consolidated gross profit margin as a percentage of revenues was 43.3% in 2005 and 2004.

Semiconductor segment:

The gross profit margin as a percentage of revenues for the Semiconductor segment increased to 47.4% in 2005 from 46.7% in 2004. In 2005, gross profit margins included more favorable manufacturing variances for the Gresham manufacturing facility associated with yield improvements and operating cost savings attributable to write-downs recorded in the second half of 2004 related to the impairment of the Gresham manufacturing facility (See Note 2 of the Notes). This favorable effect on gross profit margin was offset by an unfavorable shift in the overall mix.

Storage Systems segment:

The gross profit margin as a percentage of revenues for the Storage Systems segment decreased to 35.9% in 2005 from 36.9% in 2004 mainly due to changes in product mix reflecting lower sales volumes for some of our higher-end storage products, and lower selling prices for RSA products and some of our older products. These declines were only partially offset by margin improvements since the introduction of our new high-end controller product introduced in the second quarter of 2005.

Research and development:

	Year Ended December 31,
	2006	2005	2004
	(In millions)

Semiconductor segment	$315.9	$307.7	$346.0
Percentage of segment revenues	25.8%	24.7%	31.6%
Storage Systems segment	$97.5	$92.0	$81.8
Percentage of segment revenues	12.8%	13.6%	13.5%

Consolidated	$413.4	$399.7	$427.8

Percentage of revenues	20.9%	20.8%	25.2%

2006 compared to 2005

R&D expenses, on a consolidated basis, increased $13.7 million or 3.4% during 2006 as compared to 2005.

Semiconductor segment:

R&D expenses for the Semiconductor segment consist primarily of employee salaries, costs related to third party design tools and materials used in the design of custom silicon and standard products, as well as depreciation of capital equipment and facilities related expenditures.

On March 6, 2006, we announced that we will focus our R&D activities in the storage and consumer markets and redirect R&D spending from non-core areas.

R&D expenses for the Semiconductor segment increased $8.2 million or 2.7% in 2006 as compared to 2005 and increased as a percentage of revenues from 24.7% in 2005 to 25.8% in 2006. R&D expenses for the Semiconductor segment increased primarily as the result of an increase in stock-based compensation expense associated with the adoption of SFAS 123R on January 1, 2006, offset in part by lower depreciation and amortization related expenses, lower expenses related to design tools, and lower spending on design engineering programs.

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

R&D expenses for the Storage Systems segment increased by $5.5 million or 6.0% in 2006 as compared to 2005. The increase is primarily due to increased compensation-related expenditures that are based upon an increase in headcount and increased spending for future R&D projects, along with the increased stock-based compensation expenses associated with the adoption of SFAS 123R on January 1, 2006. As a percentage of revenues, R&D expense declined from 13.6% in 2005 to 12.8% in 2006 as a result of higher revenues in 2006 as compared to 2005.

2005 compared to 2004

R&D expenses, on a consolidated basis, decreased $28.1 million or 6.6% during 2005 as compared to 2004 and decreased as a percentage of revenues from 25.2% in 2004 to 20.8% in 2005.

Semiconductor segment:

R&D expenses for the Semiconductor segment decreased $38.3 million or 11.1% in 2005 as compared to 2004 and decreased as a percentage of segment revenues from 31.6% in 2004 to 24.7% in 2005. The decrease in R&D expenses for the Semiconductor segment is primarily the result of the cost-cutting measures implemented as part of the restructuring actions taken during 2004 (See Note 2 of the Notes), including lower compensation-related expenses as well as lower equipment and depreciation expenses. In addition, we spent less on design engineering programs during 2005 as compared to 2004.

Storage Systems segment:

R&D expenses for the Storage Systems segment increased by $10.2 million or 12.5% in 2005 as compared to 2004 and increased as a percentage of segment revenues from 13.5% in 2004 to 13.6% in 2005. The increase is primarily due to increased compensation-related expenditures that are based upon an increase in employees.

Selling, general and administrative:

	Year Ended December 31,
	2006	2005	2004
	(In millions)

Semiconductor segment	$157.4	$150.6	$150.7
Percentage of segment revenues	12.9%	12.1%	13.8%
Storage Systems segment	$98.2	$87.7	$94.8
Percentage of segment revenues	12.9%	13.0%	15.7%

Consolidated	$255.6	$238.3	$245.5

Percentage of revenues	12.9%	12.4%	14.4%

2006 compared to 2005

Consolidated selling, general and administrative (“SG&A”) expenses increased $17.3 million or 7.3% during 2006 as compared to 2005 and increased as a percentage of revenues from 12.4% in 2005 to 12.9% in 2006. SGI, a customer of ours, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on May 8, 2006. On October 17, 2006, SGI emerged from bankruptcy. Based on the court approved repayment plan, we recognized approximately $1.8 million in bad debt expenses related to this bankruptcy filing in 2006. We perform ongoing credit evaluations of our customers’ financial condition and require collateral as considered necessary.

Semiconductor segment:

SG&A expenses for the Semiconductor segment increased $6.8 million or 4.5% in 2006 as compared to 2005 and increased as a percentage of segment revenues from 12.1% in 2005 to 12.9% in 2006. The increase in the Semiconductor segment was primarily due to an increase in stock-based compensation associated with the adoption of SFAS 123R (See Note 3 of the Notes), offset in part by lower compensation-related expenses, and lower operating expenses for maintenance, facilities and information technology costs in 2006.

Storage Systems segment:

SG&A expenses for the Storage Systems segment increased $10.5 million or 12.0% in 2006 as compared to 2005, but remained relatively flat as a percentage of segment revenues. The increase in dollar amount is primarily due to higher sales expenses associated with the increase in revenues, the SGI bankruptcy noted above and the stock-based compensation expense associated with the adoption of SFAS 123R (See Note 3 of the Notes).

On March 6, 2006, we announced, among other things, that we were canceling any plans for an initial public offering of its wholly-owned storage systems subsidiary, Engenio Information Technologies, Inc (“Engenio”).

2005 compared to 2004

Consolidated SG&A expenses decreased $7.2 million or 2.9% during 2005 as compared to 2004 and declined from 14.4% in 2004 to 12.4% in 2005 as a percentage of revenues.

Semiconductor segment:

SG&A expenses for the Semiconductor segment remained relatively flat in dollar amount for 2005 as compared to 2004. However, SG&A expenses as a percentage of segment revenues decreased from 13.8% in 2004 to 12.1% in 2005.

Storage Systems segment:

SG&A expenses for the Storage Systems segment decreased $7.1 million or 7.5% in 2005 as compared to 2004 and decreased as a percentage of segment revenues from 15.7% in 2004 to 13.0% in 2005. The decrease is primarily attributable to spending in 2004 related to Engenio’s proposed initial public offering, separation from LSI and set-up costs for experience centers. These costs were not present in 2005.

Acquired in-process research and development:

We recorded a charge of $4.3 million for the year ended December 31, 2006 associated with acquired in-process research and development (“IPR&D”) in connection with the StoreAge and Metta acquisitions. See Note 4 of the Notes for more detailed information.

There were no IPR&D charges for the year ended December 31, 2005 and 2004.

The details for the acquisitions, at the acquisition dates, are summarized in the table below:

				Revenue Projections
Company	Acquisition Date	IPR&D	Discount Rate	Extend Through
		(Dollar amounts in millions)

StoreAge	November 2006	$2.4	28%	2013
Metta	November 2006	$1.9	Not applicable, used a variation of the Cost Approach	Not applicable, used a variation of the Cost Approach

The amounts of IPR&D were determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed as of the respective acquisition dates. See Note 4 of the Notes.

Project descriptions and estimates of completion by acquisition.

StoreAge Networking Technologies Ltd.  On November 21, 2006, we acquired StoreAge. The acquisition expanded our SAN storage management and multi-tiered data protection software product offerings within the Storage segment. The acquisition was accounted for as a purchase business combination. As of the acquisition date, there was one project that was in process for development of storage systems software. The development of the project started in late 2003. As of the acquisition date, the cost to complete this project was estimated at $0.2 million in 2006 and $4.6 million in 2007.

Metta Technology.  On November 10, 2006, we acquired Metta. The acquisition increased our focus on delivering the advanced, feature-rich solutions required by next generation digital video products. The acquisition was accounted for as a purchase of productive assets. As of the acquisition date, the Graphics and Audio intellectual property (“IP”) were two technologies identified as in-process technologies.

Restructuring of operations and other items, net:

2006

We recorded a credit of $8.4 million in restructuring of operations and other items for the year ended December 31, 2006. A credit of $9.6 million was recorded in the Semiconductor segment and a charge of $1.2 million was recorded in the Storage Systems segment. A complete discussion of our restructuring actions in 2006, 2005 and 2004 is included in Note 2 of the Notes.

We realized savings mainly on depreciation of approximately $3.2 million for the twelve months ended December 31, 2005, respectively as a result of our September 13, 2005 decision to hold our Gresham, Oregon manufacturing facility for sale. Depreciation savings in 2006 were fully offset by decreased loading for the Gresham facility. We sold the Gresham facility in the second quarter of 2006.

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

We also recorded a $5.4 million charge related to other items mainly related to the following. On May 23, 2005, Wilfred J. Corrigan’s status as an employee ceased and in connection with this event, we recorded a charge of $5.3 million. The amount was paid to Mr. Corrigan in the second quarter of 2005 and was made in accordance with Mr. Corrigan’s employment agreement dated September 20, 2001. Mr. Corrigan was our former Chief Executive Officer and former Chairman of the Board. These charges were recorded in the Semiconductor segment.

2004

We recorded net charges of $423.4 million in restructuring of operations and other items for the year ended December 31, 2004, consisting of $433.5 million in charges for restructuring of operations and impairment of long-lived assets and a gain of $10.1 million for other items. Of these charges, $420.2 million was recorded in the Semiconductor segment and $3.2 million was recorded in the Storage Systems segment.

Stock-based compensation:

On January 1, 2006, we adopted SFAS 123R, using the modified prospective transition method. Under this transition method of adopting SFAS 123R, we began recognizing compensation expense for all share-based awards granted after January 1, 2006 plus unvested awards granted prior to January 1, 2006. Under this method of implementation, no restatement of prior periods has been made. Stock-based compensation expense under SFAS 123R in the consolidated condensed statements of operations for the year ended December 31, 2006 was $47.0 million.

The estimated fair value of our equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. The implementation of SFAS 123R did not have a significant impact on cash flows from operations during the year ended December 31, 2006.

See Note 3 to the Notes for discussion on stock-based compensation.

Amortization of intangibles:

Amortization of intangibles decreased to $32.1 million in 2006 from $62.5 million in 2005. The decrease is primarily a result of certain intangible assets becoming fully amortized during 2006 and 2005 and also due to the write-off of certain intangible assets acquired in a purchase business combination during the second quarter of 2006. These decreases were offset in part by amortization of intangible assets acquired in connection with the acquisitions of StoreAge, which was added to our Storage segment and Metta, which was added to our Semiconductor segment during the fourth quarter of 2006. As of December 31, 2006, we had $59.5 million of intangible assets, net of accumulated amortization that will continue to amortize.

Amortization of intangibles decreased to $62.5 million in 2005 from $75.1 million in 2004. Amortization decreased as a result of a write-down during the fourth quarter of 2004 of certain amortizing intangibles and certain intangible assets becoming fully amortized during 2005, offset in part by amortization of intangible assets acquired during the first and second quarters of 2004. As of December 31, 2005, we had $46.0 million of intangible assets, net of accumulated amortization that will continue to amortize.

Interest expense:

With the objective of protecting our cash flows and earnings from the impact of fluctuations in interest rates, while minimizing the cost of capital, we may enter into interest rate swaps. In June 2002, we entered into interest rate swaps (“the Swaps”) with various investment banks. The Swaps effectively converted fixed interest payments on a portion of our Convertible Subordinated Notes (“Convertible Notes”) to LIBOR-based floating rates. The Swaps qualified for hedge accounting treatment. (See Note 9 of the Notes.) During the second quarter of 2003, we terminated the Swaps, resulting in a deferred gain of $44.1 million that is being amortized as a benefit to interest expense over the remaining term of the hedged Convertible Notes. A portion of the deferred gain was written off as part of the net gain or loss on the repurchase of the hedged Convertible Notes during 2005 and 2004. On November 1, 2006, the 2001 Convertible Subordinated Notes in the amount of $271.8 million became due and were repaid in full. (See Note 10 of the Notes.)

Interest expense decreased by $1.0 million to $24.3 million in 2006 from $25.3 million in 2005. The decrease is mainly due to a lower average debt balance from the repayment of $271.8 million of the 2001 Convertible Notes in the fourth quarter of 2006 and the repurchase of $149.7 million of the 2001 Convertible Notes during the second quarter of 2005, offset by a lower benefit from the amortization of the deferred gain on the terminated Swaps.

Interest expense remained flat at $25.3 million in 2005 as compared to 2004. Interest expense declined as a result of a lower average debt balance from the repurchase of $149.7 million of the 2001 Convertible Notes during the second quarter of 2005, but was fully offset by a lower benefit from the amortization of the deferred gain on the terminated Swaps.

Interest income and other, net:

Interest income and other, net, was $51.3 million in 2006 as compared to $34.0 million in 2005. Interest income increased by $21.4 million to $47.3 million in 2006 from $25.9 million in 2005. The increase in interest income is mainly due to higher returns and higher average cash and short-term investment balances for the year ended December 31, 2006 as compared to the same period of 2005.

Other income, net of $4.0 million in 2006 included the following:

•	A pre-tax gain of $6.7 million on sale of certain marketable available-for-sale equity securities (see Note 7 of the Notes);

•	A $2.0 million gain related to a cash insurance settlement originally associated with a manufacturing issue with a supplier during the third quarter of 2006; and

•	A $4.7 million expense for points on foreign currency forward contracts, which was offset in part by other miscellaneous items.

Interest income and other, net, was $34.0 million in 2005 as compared to $22.2 million in 2004. Interest income increased by $7.2 million to $25.9 million in 2005 from $18.7 million in 2004. The increase in interest income is mainly due to higher returns on our investments during the year ended December 31, 2005 as compared to the same period of 2004.

Other income, net of $8.1 million in 2005 included the following:

•	A pre-tax gain of $8.0 million on sale of certain marketable available-for-sale equity securities (see Note 7 of the Notes);

•	A pre-tax gain of $1.4 million associated with marketable available-for-sale equity securities of a certain technology company that was acquired by another technology company (see Note 7 of the Notes);

•	A pre-tax gain of $4.1 million on the repurchase of the 2001 Convertible Notes (see Note 10 of the Notes);

•	A pre-tax loss of $2.4 million on impairment of certain non-marketable available-for-sale equity securities. Management considered the impairment to be other than temporary (see Note 7 of the Notes); and

•	A $3.0 million expense for points on foreign currency forward contracts, which was offset in part by other miscellaneous items.

Other income, net of $3.5 million in 2004 included the following:

•	A pre-tax gain of $3.0 million associated with our investment in marketable available-for-sale equity securities of a certain technology company that was acquired by another publicly traded technology company;

•	A pre-tax gain of $5.1 million on sales of certain marketable available-for-sale equity securities;

•	A pre-tax gain of $1.8 million on repurchase of 2001 Convertible Notes; and

•	A pre-tax loss of $6.2 million on impairment of our investment in certain marketable and non-marketable available-for-sale equity securities and other miscellaneous items. Management considered the impairments to be other than temporary.

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

Provision for income taxes:

During 2006, we recorded a provision for income taxes of $15.7 million, which represents an effective tax rate of approximately 9%. This rate differs from the U.S. statutory rate primarily due to the realization of deferred tax assets not previously recognized in the U.S., which offsets the tax expenses generated from U.S. sourced income as well as from earnings of certain foreign subsidiaries taxed in the U.S. The Company also benefits from lower tax rates in foreign jurisdictions.

During 2006, the Company closed various audits which resulted in a tax benefit of $3.1 million in the current tax provision. These audits included the U.S. federal, various states and certain foreign jurisdictions.

During 2005, we recorded an income tax provision of $26.5 million, which represents an effective tax rate of approximately 127%. This rate differs from the U.S. statutory rate primarily due to earnings of certain foreign subsidiaries taxed in the U.S., which have been partially offset by the benefit of net operating losses and other deferred tax assets not previously recognized and lower tax rates in foreign jurisdictions.

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

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Cash, cash equivalents and short-term investments increased to $1.0 billion at December 31, 2006, from $938.9 million at December 31, 2005. The increase is mainly due to cash and cash equivalents provided by operating and investing activities, partially offset by net cash outflows for financing activities as described below.

Working capital.  Working capital increased by $231.6 million to $1.1 billion at December 31, 2006, from $877.4 million as of December 31, 2005. Working capital increased in 2006 as a result of the following activities:

•	Cash, cash equivalents and short-term investments increased by $70.0 million.

•	Accounts receivable increased by $25.3 million to $348.6 million as of December 31, 2006 from $323.3 million at December 31, 2005. The increase is mainly attributable to higher revenues in the fourth quarter of 2006.

•	Inventories increased by $14.7 million to $209.5 million as of December 31, 2006, from $194.8 million as of December 31, 2005. The increase in inventory was required to meet the ramp up of new products in early 2007 that were not in production in early 2006.

•	Current portion of long-term debt decreased by $273.9 million due to the payment of the Convertible Subordinated Notes on November 1, 2006.

The increase in working capital was offset, in part, by the following:

•	Prepaid expenses and other current assets decreased by $94.4 million primarily due to decreases in assets held for sale due to the sale of our Gresham, Oregon manufacturing facility and two Colorado facilities, and a decrease in prepaid software maintenance.

•	Accounts payable increased by $28.6 million due to the timing of payments.

•	Other accrued liabilities increased by $15.8 million due to an increase in deferred tax liabilities, deferred revenues and other miscellaneous items, offset in part by a decrease in the restructuring reserve.

•	Income taxes payable increased by $9.0 million due to the timing of income tax payments made and the income tax provision recorded during 2006.

•	Accrued salaries, wages and benefits increased by $4.6 million primarily due to timing differences in payment of salaries, benefits and performance-based compensation.

Cash and cash equivalents generated from operating activities.  During 2006, we generated $247.2 million of net cash and cash equivalents from operating activities compared to $248.7 million generated in 2005. Cash and cash equivalents generated from operating activities for the year ended December 31, 2006 were the result of the following:

•	Net income adjusted for non-cash transactions. The non-cash items and other non-operating adjustments are quantified in our Consolidated Statements of Cash Flows included in this Annual Report on Form 10-K;

•	A net decrease in assets and liabilities, net of assets acquired and liabilities assumed in business combinations, including changes in working capital components from December 31, 2006 as compared to December 31, 2005 as discussed above.

Cash and cash equivalents provided by/ (used in) investing activities.  Net cash and cash equivalents provided by investing activities during 2006 were $25.9 million as compared to $84.3 million used in investing activities during 2005. The primary investing activities or changes during 2006 were as follows:

•	Purchases of debt and equity securities available for sale, net of sales and maturities;

•	Proceeds from the sale of the Gresham, Oregon manufacturing facility, two Colorado facilities and intellectual property, net of purchases of property, equipment and software.

•	Acquisition of companies;

•	The receipt of income tax refunds for pre-acquisition tax matters associated with an acquisition in 2001.

Without considering additional capital expenditures that will be required with respect to Agere following our proposed merger with Agere, we expect capital expenditures to be approximately $55.0 million in 2007. In recent years we have reduced our level of capital expenditures as a result of our focus on establishing strategic supplier alliances with foundry semiconductor manufacturers, which enables us to have access to advanced manufacturing capacity and reduces our capital spending requirements.

Cash and cash equivalents used in financing activities.  Cash and cash equivalents used in financing activities during 2006 were $210.8 million as compared to $117.4 million in 2005. The primary financing activities during 2006 were as follows:

•	The issuance of common stock under our employee stock option and purchase plans; and

•	The repayment of debt obligations.

On December 4, 2006, we announced that our Board of Directors had authorized a stock repurchase program of up to $500.0 million worth of shares of our common stock. Our Board of Directors terminated the stock repurchase program authorized by the Board on July 28, 2000. The repurchases are expected to be funded from available cash and short-term investments. No shares were repurchased under this plan during 2006.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at December 31, 2006, and the effect these obligations are expected to have on our liquidity and cash flow in future periods. The following table does not include any contractual obligations of Agere, which we will assume upon completion of the merger.

	Payments Due by Period
Contractual Obligations	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
	(In millions)

Convertible Subordinated Notes	$—	$—	$350.0	$—	$350.0
Operating lease obligations	49.7	77.3	33.4	9.3	169.7
Purchase commitments	392.2	31.3	—	—	423.5

Total	$441.9	$108.6	$383.4	$9.3	$943.2

Convertible Subordinated Notes

As of December 31, 2006, we have $350.0 million of the 4% Convertible Subordinated Notes due in May 2010 (“2003 Convertible Notes”). The 2003 Convertible Notes are subordinated to all existing and future senior debt and are convertible at the holder’s option, at any time prior to the maturity date of the 2003 Convertible Notes, into shares of our common stock. The 2003 Convertible Notes have conversion prices of approximately $13.42 per share. We cannot elect to redeem the 2003 Convertible Notes prior to maturity. Each holder of the 2003 Convertible Notes has the right to cause us to repurchase all of such holder’s convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change, which includes a transaction or event such as an exchange offer, liquidation, tender offer, consolidation, merger or combination. The proposed merger with Agere will not trigger the 2003 Convertible Note holder’s right to cause us to repurchase the Notes. Interest is payable semiannually.

Fluctuations in our stock price affect the prices of our outstanding convertible securities and the likelihood of the convertible securities being converted into cash or equity. If we are required to redeem any of the 2003 Convertible Notes for cash, it may adversely affect our liquidity position. In the event that the 2003 Convertible Notes are not converted to equity, we believe that our current cash position and expected future operating cash flows will be adequate to meet these obligations as they mature. From time to time, we may repurchase 2003 Convertible Notes.

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

In the second quarter of 2006, we completed the sale of our Gresham, Oregon semiconductor manufacturing facility to ON Semiconductor for approximately $105.0 million in cash. Under the terms of the agreement, ON Semiconductor entered into a multi-year wafer supply agreement (WSA) with LSI and LSI is a customer of ON Semiconductor, whereby LSI has agreed to purchase $198.8 million in wafers from ON Semiconductor during the period from the date of sale of the Gresham facility in May 2006 to the end of LSI’s second quarter of 2008. As of December 31, 2006, LSI had yet to purchase $113.7 million in wafers under this arrangement.

In February 2007, we entered into an agreement to acquire SiliconStor, a privately held company that provides silicon solutions for enterprise storage networks. SiliconStor is headquartered in Fremont, California and has approximately 30 employees. At the closing of the acquisition, we expect to pay approximately $55.0 million in cash for SiliconStor. The closing of the acquisition is subject to the satisfaction of customary closing conditions and is expected to occur in the first quarter of 2007. This is not included in the summary table above.

Standby letters of credit

At December 31, 2006 and 2005, we had outstanding standby letters of credit of $2.7 million and $2.4 million, respectively. These instruments are off-balance sheet commitments to extend financial guarantees for leases and certain self-insured risks and generally have one-year terms. The fair value of the letters of credit approximates the contract amount.

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

We believe the following to be critical accounting estimates. They are both important to the portrayal of our financial condition and results, and they require significant management judgments and estimates about matters that are inherently uncertain. As a result of the inherent uncertainty, there is a likelihood that materially different amounts would be reported under different conditions or using different assumptions. Although we believe that our judgments and estimates are reasonable, appropriate and correct, actual future results may differ materially from our estimates.

Stock-Based Compensation.  On January 1, 2006, we adopted SFAS 123R, using the modified prospective transition method. In accordance with the modified prospective transition method, we began recognizing compensation expense for all share-based awards granted on or after January 1, 2006 plus unvested awards granted prior to January 1, 2006. Under this method of implementation, no restatement of prior periods has been made. Stock-based compensation expense under SFAS 123R in the consolidated condensed statements of operations for the year ended December 31, 2006 was $47.0 million. Stock-based compensation costs capitalized to inventory and software for the year ended December 31, 2006 were not significant. (See Note 3 of the Notes for a description of our equity compensation plans and a more detailed discussion of the adoption of SFAS 123R.)

Stock Options:

The fair value of each option grant is estimated on the date of grant using a reduced form calibrated binomial lattice model (“the Lattice Model”). This model requires the use of historical data for employee exercise behavior and the use of assumptions as follows:

Employee Stock Options Granted	2006

Weighted average estimated grant date fair value per share	$3.30
Weighted average assumptions in calculation:
Expected life (years)	4.33
Risk-free interest rate	4.78%
Volatility	48%
Dividend yield	—

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

As stock-based compensation expense recognized in the consolidated condensed statement of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. For our pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

Employee Stock Purchase Plans

We also have two employee stock purchase plans (“ESPPs” — US ESPP and IESPP) under which rights are granted to all qualifying employees to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of a 12-month offering period or the end of each six-month purchase period within such an offering period, typically in May and November. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. For disclosure purposes, we have included the assumptions that went into the calculation of fair value for the May and November 2006 grant as follows:

Year Ended
Grants under Employee Stock Purchase Plans	December 31, 2006

Weighted average estimated grant date fair value per share	$2.92
Weighted average assumptions in calculation:
Expected life (years)	0.7
Risk-free interest rate	5%
Volatility	35%
Dividend yield	—

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

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers with the risk of inventory obsolescence due to rapidly changing technology and customer requirements, product life-cycles, life-time buys at the end of supplier product runs and a shift of production to outsourcing. If actual demand or market conditions are less favorable than we project or our customers fail to meet projections, additional inventory write-downs may be required. Our inventory balance was approximately $209.5 million and $194.8 million as of December 31, 2006, and 2005, respectively.

If market conditions are more favorable than expected, we could experience more favorable gross profit margins going forward as we sell inventory that was previously written down.

Valuation of long-lived assets, intangible assets and goodwill.  We have historically pursued the acquisition of businesses, which has resulted in significant goodwill and intangible assets. We assess the impairment of long-lived assets, identifiable intangibles and related goodwill annually or sooner if events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include the following: (i) significant negative industry or economic trends; (ii) exiting an activity in conjunction with a restructuring of operations; (iii) current, historical or projected losses that demonstrate continuing losses associated with an asset; or (iv) a significant decline in our market capitalization, for an extended period of time, relative to net book value. When we determine that there is an indicator that the carrying value of long-lived assets, identifiable intangibles or related goodwill may not be recoverable, we measure impairment based on estimates of future cash flows. These estimates include assumptions about future conditions such as future revenues, gross margins, operating expenses within our Company, the fair values of certain assets based on thoroughly researched management estimates, and industry trends. See Notes 5 and 6 of the Notes for more details on long-lived assets, intangible assets and goodwill.

As of December 31, 2006, we have a goodwill balance of $932.3 million. We monitor the recoverability of goodwill recorded in connection with acquisitions annually or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment, if any, would be determined in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which uses a fair value model for determining the carrying value of goodwill.

The impairment testing is a two-step process and is performed by reporting unit. Our reporting units are Semiconductor and Storage Systems. The first step requires comparing the fair value of each reporting unit to its net book value. We concluded that goodwill was not impaired under the first step as of December 31, 2006. The second step is only performed if impairment is indicated after the first step is performed, as it involves measuring the actual impairment to goodwill. Our next annual test for the impairment of goodwill will be performed in our fourth fiscal quarter in 2007. We use management estimates of future cash flows to perform the first step of the goodwill impairment test. These estimates include assumptions about future conditions such as future revenues, gross margins and operating expenses within LSI. Two methodologies were used to obtain the fair value for each reporting unit as of December 31, 2006: Discounted Cash Flow and Market Multiple.

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

The calculation of our tax liabilities involves the application of complex tax rules and regulations within multiple jurisdictions throughout the world. Our tax liabilities include estimates for all income related taxes that we believe are probable and that can be reasonably estimated. To the extent that our estimates are understated, additional charges to income tax expense would be recorded in the period in which we determine such understatement. If our income tax estimates are overstated, income tax benefits will be recognized when realized.

Recent Accounting Pronouncements

The information contained in Part II, Item 8 in Note 1 of the Notes under the heading “Recent Accounting Pronouncements” is hereby incorporated by reference into this Part II, Item 7.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

In 2006, a 10% weighted-average worldwide interest rate movement affecting our fixed and floating rate financial instruments as of December 31, 2006, including investments and debt obligations, would not have had a significant effect on our financial position, results of operations and cash flows over the next fiscal year, assuming that the debt and investment balances remained consistent.

In 2005, a 10% weighted-average worldwide interest rate movement affecting our fixed and floating rate financial instruments as of December 31, 2005, including investments and debt obligations, would not have had a significant effect on our financial position, results of operations and cash flows over the next fiscal year, assuming that the debt and investment balances remained consistent.

With the objective of protecting our cash flows and earnings from the impact of fluctuations in interest rates, while minimizing the cost of capital, we may enter into interest rate swaps. As of December 31, 2006, there were no interest rate swaps outstanding.

See Note 9 for a discussion of previously outstanding swaps.

Foreign currency exchange risk.  We have foreign subsidiaries that operate and sell our products in various global markets. As a result, our cash flows and earnings are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through operational strategies and financial market instruments. We use various hedge instruments, primarily forward contracts with maturities of twelve months or less and currency option contracts, to manage our exposure associated with net asset and liability positions and cash flows denominated in non-functional currencies. We did not enter into derivative financial instruments for trading purposes during 2006 and 2005.

Based on our overall currency rate exposures at December 31, 2006, including derivative financial instruments and non-functional currency-denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar would not have a significant effect on our financial position, results of operations and cash flows over the next fiscal year. In 2005, a near-term 10% appreciation or depreciation of the U.S. dollar would also not have had a significant effect.

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

If prices of the available-for-sale equity securities increase or decrease 10% from their fair values as of December 31, 2006, it would increase or decrease the investment values by $1.6 million. As of December 31, 2005, a 10% increase or decrease in fair values would have increased or decreased the investment values by $2.6 million. We do not use any derivatives to hedge the fair value of our marketable available-for-sale equity securities.

Item 8.	Financial Statements and Supplementary Data

LSI Logic Corporation

Consolidated Balance Sheets

	December 31,
	2006	2005
	(In thousands, except per share amounts)

ASSETS
Cash and cash equivalents	$327,800	$264,649
Short-term investments	681,137	674,260
Accounts receivable, less allowances of $13,871 and $15,328	348,638	323,310
Inventories	209,470	194,814
Prepaid expenses and other current assets	68,692	163,086

Total current assets	1,635,737	1,620,119
Property and equipment, net	86,045	98,285
Other intangible assets, net	59,484	45,974
Goodwill	932,323	928,542
Other assets	138,555	103,146

Total assets	$2,852,144	$2,796,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$200,189	$171,632
Accrued salaries, wages and benefits	82,292	77,713
Other accrued liabilities	155,986	140,194
Income taxes payable	88,304	79,290
Current portion of long-term debt	—	273,940

Total current liabilities	526,771	742,769

Long-term debt	350,000	350,000
Tax-related liabilities and other	79,400	75,110

Total long-term obligations and other liabilities	429,400	425,110

Commitments and contingencies (Note 12)
Minority interest in subsidiary	235	237

Stockholders’ equity:
Preferred shares; $.01 par value; 2,000 shares authorized; none outstanding	—	—
Common stock; $.01 par value; 1,300,000 shares authorized; 403,680 and 394,015 shares outstanding	4,037	3,940
Additional paid-in capital	3,102,178	2,996,102
Accumulated deficit	(1,220,306)	(1,389,944)
Accumulated other comprehensive income	9,829	17,852

Total stockholders’ equity	1,895,738	1,627,950

Total liabilities and stockholders’ equity	$2,852,144	$2,796,066

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Logic Corporation

Consolidated Statements of Operations

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Revenues	$1,982,148	$1,919,250	$1,700,164
Cost of revenues	1,126,894	1,087,558	964,754

Gross profit	855,254	831,692	735,410
Research and development	413,432	399,685	427,805
Selling, general and administrative	255,569	238,265	245,460
Restructuring of operations and other items, net	(8,427)	119,052	423,444
Acquired in-process research and development	4,284	—	—
Amortization of intangibles	32,089	62,484	75,050

Income/(loss) from operations	158,307	12,206	(436,349)
Interest expense	(24,263)	(25,283)	(25,320)
Interest income and other, net	51,277	34,000	22,170

Income/(loss) before income taxes and minority interest	185,321	20,923	(439,499)
Provision for income taxes	15,682	26,540	24,000

Income/(loss) before minority interest	169,639	(5,617)	(463,499)
Minority interest in net income of subsidiary	1	6	32

Net income/(loss)	$169,638	$(5,623)	$(463,531)

Net income/(loss) loss per share:
Basic	$0.43	$(0.01)	$(1.21)

Diluted	$0.42	$(0.01)	$(1.21)

Shares used in computing per share amounts:
Basic	398,551	390,135	384,070

Diluted	405,163	390,135	384,070

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Logic Corporation

Consolidated Statements of Stockholders’ Equity

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Deferred Stock		Comprehensive
	Shares	Amount	Capital	Compensation	Accumulated Deficit	Income/(Loss)	Total
	(In thousands)

Balances at December 31, 2003	381,491	$3,815	$2,950,051	$(24,839)	$(920,790)	$34,213	$2,042,450
Net loss					(463,531)
Change in foreign currency translation adjustments						1,948
Change in unrealized gain on available-for-sale Securities						3,784
Change in unrealized loss on derivative instruments designated and qualifying as cash-flow hedges						(1,995)

Total comprehensive loss							(459,794)

Issuance to employees under stock option and purchase plans	5,852	59	27,928				27,987
Issuance or return from escrow of common stock in conjunction with acquisitions (Note 4)	147	1	(414)				(413)
Grants of restricted shares (Note 3)			6,401	(6,401)			—
Forfeiture of restricted shares and stock options assumed in an acquisition (Note 3)			(14,488)	14,488			—
Amortization of deferred stock compensation				7,816			7,816

Balances at December 31, 2004	387,490	3,875	2,969,478	(8,936)	(1,384,321)	37,950	1,618,046
Net loss					(5,623)
Change in foreign currency translation adjustments						(12,976)
Change in unrealized loss on available-for-sale Securities						(7,122)

Total comprehensive loss							(25,721)

Issuance to employees under stock option and purchase plans	6,369	64	30,797				30,861
Issuance or return from escrow of common stock in conjunction with acquisitions (Note 4)	156	1	(686)				(685)
Grants of restricted shares (Note 3)			13,427	(13,427)			—
Forfeiture of restricted shares and stock options assumed in an acquisition (Note 3)			(6,739)	6,739			—
Engenio stock option exchange (Note 3)			3,889	(3,889)			—
Amortization of deferred stock compensation				5,449			5,449

Balances at December 31, 2005	394,015	3,940	3,010,166	(14,064)	(1,389,944)	17,852	1,627,950
Net income					169,638
Change in foreign currency translation adjustments						276
Change in unrealized loss on available-for-sale securities						(8,299)

Total comprehensive income							161,615

Adoption of FAS 123R — reclassification of Deferred Stock Compensation			(14,064)	14,064			—
Tax effect of FAS 123R on foreign entities			129				129
Issuance to employees under stock option and purchase plans	8,944	90	60,923				61,013
Issuance of common stock pursuant to restricted stock awards, net	721	7	(3,250)				(3,243)
Amortization of stock-based compensation related to restricted shares			6,094				6,094
Amortization of stock-based compensation related to employee stock options			31,338				31,338
Amortization of stock-based compensation related to employee stock purchases			10,842				10,842

Balances at December 31, 2006	403,680	$4,037	$3,102,178	$—	$(1,220,306)	$9,829	$1,895,738

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Logic Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Operating activities:
Net income/(loss)	$169,638	$(5,623)	$(463,531)
Adjustments:
Depreciation and amortization	82,263	146,169	176,606
Stock-based compensation expense	47,049	5,449	8,449
Non-cash restructuring and other items	(713)	88,224	401,058
Acquired in-process research and development	4,284	—	—
Gain on sale of intellectual property	(15,000)	—	—
Gain on sale of Gresham manufacturing facility and associated intellectual property	(12,553)	—	—
Write-off of intangible assets acquired in a purchase business combination	3,325	—	—
Non-cash foreign exchange (gain)/loss	(1,089)	(11,491)	3,322
Gain on sale of equity securities	(6,727)	(6,475)	(1,913)
Gain on repurchase of Convertible Subordinated Notes	—	(4,123)	(1,767)
Gain/(loss) on sale of property and equipment, including assets held-for-sale	(252)	27	(6,348)
Changes in deferred tax assets and liabilities	(98)	14,220	4,895
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	(24,617)	(51,305)	(40,076)
Inventories	(18,062)	24,086	(20,660)
Prepaid expenses and other assets	(24,858)	(22,582)	20,055
Accounts payable	23,338	46,998	21,056
Accrued and other liabilities	21,223	25,129	(10,329)

Net cash provided by operating activities	247,151	248,703	90,817

Investing activities:
Purchase of debt securities available-for-sale	(603,624)	(550,912)	(747,096)
Proceeds from maturities and sales of debt securities available-for-sale	595,135	462,530	679,483
Purchases of equity securities	(8,150)	(150)	(2,250)
Proceeds from sales of equity securities	11,876	11,105	10,518
Purchases of property, equipment and software	(58,671)	(48,055)	(52,776)
Proceeds from sale of property and equipment	118	4,894	10,936
Adjustment to goodwill acquired in a prior year for resolution of a pre-acquisition income tax contingency	2,282	36,307	—
Buyout of equipment operating lease	—	—	(332,396)
Increase in non-current assets and deposits	—	—	(313,013)
Decrease in non-current assets and deposits	—	—	688,994
Acquisitions of companies, net of cash acquired	(55,328)	—	(32,025)
Proceeds from sale of intellectual property	22,670	—	—
Proceeds from sale of Fort Collins facility	10,998	—	—
Proceeds from sale of Colorado Springs facility	7,029	—	—
Proceeds from sale of Gresham manufacturing facility	96,426	—	—
Proceeds from sale of Gresham manufacturing facility associated intellectual property	5,100	—	—

Net cash provided by/(used in) investing activities	25,861	(84,281)	(89,625)

Financing activities:
Repurchase of Convertible Subordinated Notes	—	(148,126)	(68,117)
Issuance of common stock	61,014	30,862	27,988
Repayment of debt obligations	(271,848)	(129)	(438)
Purchase of minority interest in subsidiary	—	—	(8,020)

Net cash used in financing activities	(210,834)	(117,393)	(48,587)

Effect of exchange rate changes on cash and cash equivalents	973	(1,103)	(3,564)

Increase/(decrease) in cash and cash equivalents	63,151	45,926	(50,959)
Cash and cash equivalents at beginning of year	264,649	218,723	269,682

Cash and cash equivalents at end of year	$327,800	$264,649	$218,723

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Logic Corporation

Notes to Consolidated Financial Statements

Note 1 —	Significant Accounting policies

Nature of the business.  LSI designs, develops and markets complex, high-performance semiconductors and storage systems. The Company is a leading provider of silicon-to-system solutions that are used at the core of products that create, store and consume digital information. The Company offers a broad portfolio of semiconductors, including custom and standard product integrated circuits, for use in consumer applications, high-performance storage controllers, enterprise hard disk controllers and a wide range of communication devices. The Company also offers external storage systems and software applications for storage area networks. In 2005, the Company’s operations were organized in four markets: communications, consumer products, storage components and storage systems. On March 6, 2006, the Company announced plans to focus the Company’s business on growth opportunities in the storage and consumer markets.

The Company operates in two Reportable segments — the Semiconductor segment and the Storage Systems segment — in which the Company offers products and services for a variety of electronic systems applications. LSI’s products are marketed primarily to OEMs that sell products to the Company’s target markets.

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

Minority interest in a subsidiary represents the minority stockholders’ proportionate share of the net assets and the results of operations for one of the Company’s majority-owned Japanese subsidiaries. Sales of common stock of the Company’s subsidiary and purchases of such shares may result in changes in the Company’s proportionate share of the subsidiary’s net assets. During 2004, the Company purchased a portion of the minority interest. At December 31, 2006, the Company owned approximately 99.84% of the Japanese affiliate.

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

Revenue recognition.  The majority of the Company’s product revenues are recognized upon shipment, when persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred and

LSI Logic Corporation

Notes to Consolidated Financial Statements — (continued)

collection of resulting receivables is reasonably assured (or probable in the case of software). Standard products sold to distributors are subject to specific rights to return and revenue recognition is deferred until the distributor sells the product to a third party. Revenues from the licensing of the Company’s design and manufacturing technology is recognized when the significant contractual obligations have been fulfilled. Royalty revenues are recognized upon the sale of products subject to royalties. All amounts billed to a customer related to shipping and handling are classified as revenues, while all costs incurred by the Company for shipping and handling are classified as cost of revenues. Consideration given to customers, when offered, is primarily in the form of discounts and rebates. Such consideration is accounted for as a reduction to revenues in the period the related sale is made. Reserves for estimated sales returns are established based on historical returns experience. The Company has substantial historical experience to form a basis for estimating returns when products are shipped.

In arrangements where software is more than incidental to the arrangement as a whole, which includes a combination of the Company’s hardware, and the Company’s premium software products that are also sold separately, the Company follows the guidance in EITF 03-05 and accounts for the entire arrangement as a sale of software and software-related items because the software is essential to the functionality of the hardware as the software provides the majority of the value-added features and differentiated performance of the Company’s products.

Sales arrangements that include a combination of storage systems hardware, software and/or services are multiple element arrangements. Revenues from multiple element arrangements that include software that is more than incidental to the product being sold and include a combination of storage systems hardware, premium software, services and post-contract customer support, is allocated to the separate elements based on relative fair values, which is determined based on the prices when the items are sold separately.

Earnings per share.  Basic earnings per share (“EPS”) is computed by dividing net income/(loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period using the treasury-stock method for outstanding stock options and restricted stock awards and the if-converted method for convertible notes. A reconciliation of the numerators and denominators of the basic and diluted per share amount computations is as follows:

	Year Ended December 31,
	2006			2005			2004
			Per-Share			Per-Share			Per-Share
	Income*	Shares+	Amount	(Loss)*	Shares+	Amount	(Loss)*	Shares+	Amount
	(In thousands except per share amounts)

Basic EPS:
Net income/(loss) available to common stockholders	$169,638	398,551	$0.43	$(5,623)	390,135	$(0.01)	$(463,531)	384,070	$(1.21)
Stock options, employee stock purchase rights and restricted stock awards	—	6,612	—	—	—	—	—	—	—
Diluted EPS:
Net income/(loss) available to common stockholders	$169,638	405,163	$0.42	$(5,623)	390,135	$(0.01)	$(463,531)	384,070	$(1.21)

*	Numerator

+	Denominator

LSI Logic Corporation

Notes to Consolidated Financial Statements — (continued)

Options to purchase approximately 45,379,128, 70,618,481 and 67,733,073 shares outstanding at December 31, 2006, 2005 and 2004, respectively, were excluded from the computation of diluted shares because of their antidilutive effect on net income/(loss) per share.

A total of 34,676,681, 38,411,403 and 43,728,665 weighted average potentially dilutive shares associated with the 2003 and 2001 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on net income/(loss) per share for the years ended December 31, 2006, 2005 and 2004, respectively.

Stock-Based Compensation Expense.  On January 1, 2006, the Company adopted SFAS 123R, using the modified prospective transition method. In accordance with the modified prospective transition method, the Company began recognizing compensation expense for all share-based awards granted after January 1, 2006 plus unvested awards granted prior to January 1, 2006. Under this method of implementation, no restatement of prior periods has been made. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. If factors change and the Company employs different assumptions, stock-based compensation expense may differ significantly from what the Company has recorded in the prior years (see Note 3 of the Notes).

Advertising.  Advertising costs are charged to expense in the period incurred. Advertising expense was $5.0 million, $4.9 million and $5.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

LSI Logic Corporation

Notes to Consolidated Financial Statements — (continued)

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

Property and equipment.  Property and equipment are recorded at cost. Depreciation and amortization for property and equipment are calculated based on the straight-line method over the estimated useful lives of the assets as presented below:

Buildings and improvements	20 - 40 years
Equipment	3 - 5 years
Furniture and fixtures	5 years

Amortization of leasehold improvements is computed using the shorter of the remaining term of the Company’s facility leases or the estimated useful lives of the improvements. While the majority of the Company’s equipment is depreciated over a three- to five-year period, some tools are being depreciated over a seven-year period.

Software.  The Company capitalizes both purchased software and software development costs. Purchased software primarily includes software and external consulting fees related to the purchase and implementation of software projects used for business operations and engineering design activities. Capitalized software projects are amortized over the estimated useful lives of the projects, typically a two- to five-year period. Development costs for software that will be sold to customers and/or embedded in certain hardware products are capitalized beginning when a product’s technological feasibility has been established. Prior to the establishment of technological feasibility, software development costs are expensed as research and development. Capitalized development costs are amortized on a straight-line basis to cost of revenues when ready for general release to customers over the estimated useful life of the product, typically an 18- to 24-month period. Software amortization totaling $13.8 million, $14.2 million and $12.0 million was included in the Company’s results of operations during 2006, 2005 and 2004, respectively. On a quarterly basis, the Company assesses the realizability of each product. The amount by which the unamortized capitalized software development costs exceed the estimated net realizable value is written-off immediately.

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

Goodwill.  The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s two reporting units are Semiconductor and Storage Systems. Impairment, if any, would be determined based on an implied fair value model for determining the carrying value of goodwill. The impairment test is a two-step process. The first step requires comparing the fair value of each reporting unit to its net book value. The Company uses management estimates of future cash flows to perform the first step of the goodwill impairment test. Estimates made by management include assumptions about future conditions such as future revenues, gross margins and operating expenses. The second step is only performed if impairment is indicated after the first step is performed, as it involves measuring the actual impairment to goodwill.

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

LSI Logic Corporation

Notes to Consolidated Financial Statements — (continued)

methodologies could have a significant effect on the estimated fair value amounts. The fair value of investments, derivative instruments and convertible debt are based on market data. Carrying amounts of accounts receivable and accounts payable approximate fair value due to the short maturity of these financial instruments.

Derivative instruments.  All of the Company’s derivative instruments are recognized as assets or liabilities in the statement of financial position and measured at fair value (see Note 9 of the Notes). The Company does not enter into derivative financial instruments for speculative or trading purposes. On the date a derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair-value” hedge), as a hedge of the variability of cash flows to be received (“cash-flow” hedge), or as a foreign-currency hedge. Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current period earnings. Effective changes in the fair value of a derivative that is highly effective and is designated and qualifies as a cash-flow hedge, are recorded in other comprehensive income, until earnings are affected by the variability of the cash flows. Changes in the fair value of derivatives that are highly effective, and are designated and qualify as a foreign-currency hedge, are recorded in either current period earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge (e.g., a hedge of a firm commitment that is to be settled in a foreign currency) or a cash-flow hedge (e.g., a foreign-currency-denominated forecasted transaction).

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

Concentration of credit risk of financial instruments.  Financial instruments that potentially subject the Company to credit risk consist of cash equivalents, short-term investments and accounts receivable. Cash equivalents and short-term investments are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. A majority of the Company’s trade receivables

LSI Logic Corporation

Notes to Consolidated Financial Statements — (continued)

are derived from sales to large multinational computer, communication, networking, storage and consumer electronics manufacturers, with the remainder distributed across other industries. There are two customers that accounted for 24% and 13% of trade receivables as of December 31, 2006 and two customers that accounted for 23% and 13% of trade receivables as of December 31, 2005. Concentrations of credit risk with respect to all other trade receivables are considered to be limited due to the quantity of customers comprising the Company’s customer base and their dispersion across industries and geographies. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as considered necessary. Write-offs of uncollectible amounts have not been significant.

Product warranties.  The Company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to five years for Semiconductor products and Storage Systems’ products. A liability for estimated future costs under product warranties is recorded when products are shipped (see Note 12).

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

Income Taxes.  The calculation of the Company’s tax provision involves the application of complex tax rules and regulations within multiple jurisdictions throughout the world. The Company’s tax liabilities include estimates for all income-related taxes that the Company believes are probable and that can be reasonably estimated. To the extent that the Company’s estimates are understated, additional charges to the provision for income taxes would be recorded in the period in which the Company determines such understatement. If the Company’s income tax estimates are overstated, income tax benefits will be recognized when realized.

Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Related party transactions.  A member of the Company’s board of directors is also a director of Seagate Technology. The Company sells semiconductors used in storage product applications to Seagate Technology for prices the Company believes unrelated third party would pay for such products. Storage products include disk drives, RAID subsystems and tape drives. Revenues from Seagate were $234.4 million, $207.7 million and $121.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company had accounts receivable from Seagate of $45.8 million and $41.2 million as of December 31, 2006 and 2005 respectively.

Recent accounting pronouncements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FAS No. 109”).” This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in (a) an increase in a liability for income taxes payable or a reduction of an income

LSI Logic Corporation

Notes to Consolidated Financial Statements — (continued)

tax refund receivable, (b) a reduction in a deferred tax asset or an increase in a deferred tax liability or (c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This interpretation is effective for the Company on January 1, 2007. The Company is currently evaluating the impact of FIN No. 48 on its consolidated financial statements.

In June 2006, the FASB Emerging Issues Task Force issued EITF Issue No. 06-2 (“EITF 06-02”), “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 (“FAS No. 43”), Accounting for Compensated Absences.” EITF 06-02 addresses the accounting for an employee’s right to a compensated absence under a sabbatical or other similar benefit arrangement that is unrestricted (that is, the employee is not required to perform any services for or on behalf of the entity during the absence) and that requires the completion of a minimum service period and in which the benefit does not increase with additional years of service. For sabbatical arrangements meeting these criteria, EITF 06-02 concludes that the accumulated criteria have been met in paragraph 6(b) of FAS No. 43 and that as long as the remaining sections of paragraph 6 are met, the sabbatical arrangement should be accrued over the requisite service period, which for the Company would be 10 years. The Company offers a sabbatical of 20 days to full-time employees upon completion of 10 years of service. EITF 06-02 is effective for the Company on January 1, 2007 and the provisions of the EITF allow for either retrospective application or a cumulative effect adjustment approach upon adoption. The Company will adopt this EITF in the first quarter of 2007 with a cumulative effect adjustment to retained earnings of approximately $4.2 million.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 gives guidance on how errors, built up over time in the balance sheet, should be considered from a materiality perspective and corrected. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The adoption of SAB 108 did not have a material impact on the Company’s consolidated balance sheet or statement of operations.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. FAS 157 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The Company is currently evaluating the impact that the provisions of FAS 157 will have on the Company’s consolidated balance sheet and statement of operations.

Note 2	— Restructuring and other items

2006

The Company recorded a credit of $8.4 million in restructuring of operations and other items for the year ended December 31, 2006. A credit of $9.6 million was recorded in the Semiconductor segment and a charge of $1.2 million was included in the Storage Systems segment.

Restructuring and impairment of long- lived assets:

First quarter of 2006:

The Company recorded a $5.7 million charge in the first quarter of 2006,which is related to the net effect of the following items. An expense of $2.7 million was recorded for changes in sublease assumptions for certain previously accrued facility lease termination costs. An expense of $0.5 million was recorded to reflect the

LSI Logic Corporation

Notes to Consolidated Financial Statements — (continued)

change-in-time value of accruals for facility lease termination costs. An expense of $5.7 million was recorded for severance and termination benefits for employees primarily related to the broad-based reorganization that was announced in August 2005. Other exit costs of $1.4 million include contract termination costs of $0.9 million related to the Company’s strategic realignment of the sales function and an expense of $0.5 million for facility closure costs related to the Colorado fabrication facility as the expenses were incurred. Net gains of $4.6 million were recorded to reflect (a) the increase in fair value for the Company’s Colorado Springs facility that was sold to a third party subsequent to the first quarter of 2006, (b) a gain for the sale of certain intellectual property to a third party during the first quarter of 2006 that was written down to zero due to impairment in a previous year and (c) the write-down of certain equipment held for sale to fair market value.

Second quarter of 2006:

The Company recorded $21.6 million credit related to the net effect of the following items:

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

Sale of the Gresham facility:

In May 2006, the Company completed the sale of the Company’s Gresham, Oregon manufacturing facility to ON Semiconductor for approximately $105.0 million in cash. $90.0 million in cash was received in the second quarter of 2006 and $15.0 million was received early in the third quarter of 2006. Under the terms of the agreement, ON Semiconductor offered employment to substantially all of the LSI manufacturing employees based at the Gresham site, with the remaining non-manufacturing workforce expected to continue their employment with LSI. ON Semiconductor also entered into additional agreements with LSI, including a multi-year wafer supply and test agreement, intellectual property license agreement, transition services agreement and a facilities use agreement.

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

Under the terms of the wafer supply agreement, LSI is a customer of ON Semiconductor, whereby LSI has agreed to purchase $198.8 million in wafers from ON Semiconductor during the period from the date of sale of the Gresham facility in May 2006 to the end of LSI’s second quarter of 2008. Such wafer supply agreements are customary with the sale of large wafer manufacturing facilities and the wafer prices under the agreement represent fair market values. The wafers purchased from ON Semiconductor will be recognized by LSI as purchases of inventory upon transfer of title of the inventory to LSI from ON Semiconductor. Deliverables under the intellectual

LSI Logic Corporation

Notes to Consolidated Financial Statements — (continued)

property license agreement were completed upon sale of the facility to ON Semiconductor in May 2006. The transition services agreement was short-term in nature and priced separately from the overall sale agreement. Services performed by LSI under this agreement were primarily related to short-term accounting system services and priced at fair market value. The facility use agreement is for a term of 36 months whereby LSI leases space from ON Semiconductor. LSI pays ON Semiconductor fair market value for such space rental.

Third quarter of 2006:

The Company recorded a $2.6 million charge related to the net effect of the following items:

•	$1.7 million charge recorded for severance and termination benefits for employees primarily related to the broad-based reorganization that was announced in August 2005;

•	$0.4 million net charge recorded primarily for changes in sublease assumptions for certain previously accrued facility lease termination costs and additional $0.4 million recorded to reflect the change-in-time value of accruals for facility lease termination costs; and

•	$0.1 million net charge recorded for other exit costs, mainly related to the contract termination costs related to the Company’s strategic realignment of the sales function.

Fourth quarter of 2006:

The Company recorded a $4.9 million charge related to the net effect of the following items:

•	$1.3 million charge recorded for a write-down of leasehold improvements, $0.6 million loss recorded from sale of assets;

•	$1.5 million net charge recorded primarily for changes in sublease assumptions for certain previously accrued facility lease termination costs and an additional $0.4 million recorded to reflect the change-in-time value of accruals for facility lease termination costs; and

•	$1.1 million charge recorded for severance and termination benefits for employees primarily related to the broad-based reorganization that was announced in August 2005.

Assets held for sale of $20.1 million and $105.8 million were included as a component of prepaid expenses and other current assets as of December 31, 2006 and December 31, 2005, respectively. During the three months ended July 2, 2006, the Company sold the Gresham, Oregon manufacturing facility and two Colorado facilities. The gain from the Gresham facility is described above. The net loss from the sale of the two Colorado facilities was insignificant. Assets classified as held-for-sale are not depreciated. The fair values of impaired equipment and facilities were thoroughly researched and estimated by management using the assistance of third-party appraisers. Given that current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that the Company will realize the current net carrying value of the assets held for sale. The Company reassesses the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary.

LSI Logic Corporation

Notes to Consolidated Financial Statements — (continued)

The following table sets forth the Company’s restructuring reserves as of December 31, 2006, which are included in other accrued liabilities on the balance sheet:

	Balance at	Restructuring		Utilized	Balance at
	December 31,	Expense	Release of	During	December 31,
	2005	2006	Reserve	2006	2006
	(In thousands)

Write-down of excess assets and decommissioning costs(a)	$4,993	$(34,390)	$(188)	$29,585	$—
Lease terminations and maintenance contracts(b)	22,287	7,462	—	(6,580)	23,169
Facility closure and other exit costs(c)	—	1,510	—	(1,510)	—
Payments to employees for severance(d)	5,395	16,991	(422)	(21,622)	342

Total	$32,675	$(8,427)	$(610)	$(127)	$23,511

(a)	The credit includes the gain from the sale of the Gresham facility, which is described above. The remaining balance was utilized during the third quarter of 2006.

(b)	Amounts utilized represent cash payments. The balance remaining for real estate lease terminations will be paid during the remaining terms of these contracts, which extend through 2011.

(c)	Amounts utilized represent cash payments.

(d)	Amounts utilized represent (i) cash severance payments to 190 employees during the year ended December 31, 2006 and (ii) cash payments for one-time termination benefits for 512 employees associated with the sale of the Gresham manufacturing facility.

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

LSI Logic Corporation

Notes to Consolidated Financial Statements — (continued)

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

Third quarter of 2005:

The Company recorded restructuring charges of approximately $100.0 million for the three months ended September 30, 2005 as follows:

On September 13, 2005, the Company announced its intention to sell its Gresham, Oregon manufacturing facility as part of the Company’s strategy to move to a fabless semiconductor manufacturing model. Accordingly, the Company recorded $91.1 million in charges directly associated with the decision to sell the manufacturing facility in the third quarter of 2005. The asset impairment charge for the Gresham disposal was calculated in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and included a charge of $85.2 million for the Gresham facility and $4.8 million in charges for estimated selling costs. The fair market values for the Gresham facility were thoroughly researched and estimated by management using the assistance of third party appraisers. The impairment charges of $85.2 million are non-cash charges. In addition, the Company announced workforce reductions for approximately 80 positions in the Gresham facility and recorded a charge of $1.1 million for severance and termination benefits. The Company also established a retention bonus arrangement for approximately 500 employees to induce them to stay until the facility is sold. Each employee who stayed and rendered service until the sale of the Gresham facility received a termination benefit, which was paid after the sale of the facility. These actions and related charges are associated with the Semiconductor segment.

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

LSI Logic Corporation

Notes to Consolidated Financial Statements — (continued)

assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary.

The following table sets forth the Company’s restructuring reserves as of December 31, 2005, which are included in other accrued liabilities on the balance sheet:

	Balance at	Restructuring		Utilized	Balance at
	December 31,	Expense	Release of	During	December 31,
	2004	2005	Reserve	2005	2005
			(In thousands)

Write-down of excess assets and decommissioning costs(a)	$1,207	$92,421	$(518)	$(88,117)	$4,993
Lease terminations and maintenance contracts(b)	20,065	12,241	—	(10,019)	22,287
Facility closure and other exit costs(c)	543	1,427	—	(1,970)	—
Payments to employees for severance(d)	7,408	7,527	(284)	(9,256)	5,395

Total	$29,223	$113,616	$(802)	$(109,362)	$32,675

(a)	The amounts utilized in 2005 reflect non-cash write-downs of long-lived assets in the U.S. due to impairment, primarily related to the impairment charge for the Gresham facility of $85.2 million, other asset write-downs of $2.8 million, cash payments to decommission and sell assets of $0.5 million and a credit of $0.4 million of net of other miscellaneous items. The write-downs of long-lived assets were accounted for as a reduction of the assets and did not result in a liability. The $5.0 million balance as of December 31, 2005, related to estimates for selling costs for assets held for sale and was utilized during 2006.

(b)	Amounts utilized represent cash payments. The balance remaining for real estate lease terminations will be paid during the remaining terms of these contracts, which extend through 2011.

(c)	Amounts utilized represent cash payments.

(d)	Amounts utilized represent cash severance payments to 126 employees during the year ended December 31, 2005 for the action announced in the third quarter of 2004. Amounts utilized also include cash severance payments for 124 employees for the action announced in the third quarter of 2005 for the year ended December 31, 2005. The balance remaining for severance was paid by the end of 2006.

Other Items:

Second quarter of 2005:

The Company recorded a charge of $5.4 million, which was primarily related to the following. On May 23, 2005, Wilfred J. Corrigan’s status as an employee ceased and, in connection with this event, the Company recorded a charge of $5.3 million. The amount was paid to Mr. Corrigan in the second quarter of 2005 and was made in accordance with Mr. Corrigan’s employment agreement dated September 20, 2001. Mr. Corrigan was the Company’s former Chief Executive Officer.

On February 13, 2006, Mr. Corrigan notified the Company that he would not stand for reelection to the Company’s board of directors (the “Board”) at the 2006 annual stockholder’s meeting. On May 11, 2006, the Company announced that the Board had elected James H. Keyes to serve as its Chairman, succeeding Mr. Corrigan in this position.

LSI Logic Corporation

Notes to Consolidated Financial Statements — (continued)

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

LSI Logic Corporation

Notes to Consolidated Financial Statements — (continued)

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

In the fourth quarter of 2004, the Company consolidated additional non-manufacturing facilities and recorded $1.9 million for costs associated with exiting certain operating leases for real estate as the facilities ceased being used. An expense of $0.5 million was recorded to reflect the change in time value of accruals for facility lease termination costs. Previously accrued lease termination fees of $0.3 million were reversed as a result of favorable negotiations to terminate those contracts.

The Company recorded $2.5 million for additional severance and termination benefits in the Semiconductor segment related to the workforce reductions described in the third quarter of 2004 above, primarily in EMEA and the United States due to changes in estimates.

In the Company’s Storage Systems segment, during the fourth quarter, the Company initiated realignment of the Company’s product portfolio and overhead cost structures driven by the future operating and financial performance goals of the Storage Systems segment. In connection with this action the Company recorded a $1.5 million charge for severance and termination benefits for 70 employees across multiple activities and functions. In addition, the Company recorded a charge of $1.7 million for the write-off of previously capitalized software development costs. The Company cancelled the related project based upon the determination that this project would not achieve the desired future financial performance goals.

LSI Logic Corporation

Notes to Consolidated Financial Statements — (continued)

Other Items

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

During the third quarter of 2004, the Company discontinued hedge accounting treatment on the interest rate swap related to the equipment operating leases that were refinanced and recorded the $3.8 million balance in accumulated comprehensive income as a gain in the statement of operations (see Note 9 of the Notes).

During the fourth quarter of 2004, the Company released $8.8 million in accruals that were established in years prior to 2004, because management determined that the accruals were no longer necessary.

Note 3 — Common Stock, Stock-Based Compensation and Other Employee Compensation Plans

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R “Share-Based Payments,” using the modified prospective transition method. In accordance with the modified prospective transition method, the Company began recognizing compensation expense for all share-based awards granted on or after January 1, 2006, plus unvested awards granted prior to January 1, 2006. Under this method of implementation, no restatement of prior periods has been made. The cumulative effect of adopting SFAS 123R was not significant.

Description of the Company’s equity compensation plans:

The 2003 Equity Incentive Plan (the “2003 Plan”):  The 2003 Plan was approved by stockholders in May 2003. Under the 2003 Plan, the Company may grant stock options or restricted stock units to employees, officers and consultants. Stock options will have an exercise price that is no less than the fair market value of the stock on the date of grant. No participant may be granted more than 0.5 million shares of restricted stock in any year. The term of each option or restricted stock unit is determined by the Board of Directors or its committee and, for option grants on or after February 12, 2004, will generally be seven years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant. As of December 31, 2006, the 2003 Plan had approximately 6 million common shares available for future grants.

The 1991 Equity Incentive Plan (the “1991 Plan”):  Under the 1991 Plan, the Company may grant stock options to employees, officers and consultants, with an exercise price that is no less than the fair market value of the stock on the date of grant. The term of each option is determined by the Board of Directors or its committee and, for options granted prior to February 12, 2004, was generally ten years. For options granted on or after February 12, 2004, the term of the options generally is seven years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant. With respect to shares previously approved by stockholders, no incentive stock options may be granted under the 1991 plan after March 2001. As of December 31, 2006, the 1991 Plan had approximately 39.4 million common shares available for future grants.

The 1995 Director Option Plan (“1995 Director Plan”):  Under the 1995 Director Option Plan, new directors receive an initial grant of options to purchase 30,000 shares of common stock and directors receive subsequent automatic grants of options to purchase 30,000 shares of common stock each year thereafter. The initial grants vest in annual increments of 25% per year, commencing one year from the date of grant. Subsequent option grants become exercisable in full six months after the grant date. The term of each option is ten years. The exercise price of the options granted is equal to the fair market value of the stock on the date of grant. As of December 31, 2006, there were approximately 0.8 million shares available for future grants under the 1995 Director Plan.

LSI Logic Corporation

Notes to Consolidated Financial Statements — (continued)

The 1999 Nonstatutory Stock Option Plan (the “1999 Plan”):  Under the 1999 Plan, the Company may grant nonstatutory stock options to its employees, excluding officers, with an exercise price that is no less than the fair market value of the stock on the date of grant. The term of each option is determined by the Board of Directors or its committee and, for options granted prior to February 12, 2004, was generally ten years. For options granted on or after February 12, 2004, the term of the options is seven years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant. As of December 31, 2006, the 1999 Plan had approximately 13.3 million common shares available for future grants.

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

Sales under the US ESPP in 2006, 2005 and 2004 were approximately 3.6 million, 4.3 million and 5.0 million shares of common stock at an average price of $6.69, $4.49 and $4.60 per share, respectively.

There are 16,684,068 shares remaining available for future issuance under the US ESPP, of which 9 million shares were added to the plan by stockholder approval in 2006. The US ESPP includes an annual replenishment calculated at 1.2% of the Company’s common stock issued and outstanding at fiscal year end less the number of shares available for future grants under the US ESPP. No shares have been added to the US ESPP from the annual replenishment since January 2001.

International Employee Stock Purchase Plan (“IESPP”):  Under the IESPP, rights are granted to LSI Logic employees (excluding executive officers) outside of the United States to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of a 12-month offering period or the end of each six-month purchase period within such an offering period. There are 1,733,302 shares remaining available for future issuance under the IESPP, of which 1.0 million shares were added to the plan by stockholder approval in 2006.

Stock-based compensation expense under SFAS 123R:

Stock-based compensation expense under SFAS 123R in the consolidated statements of operations for the year ended December 31, 2006, 2005 and 2004 was $47.0 million, $5.4 million and $8.4 million, respectively, as shown in the table below. Stock-based compensation costs capitalized to inventory and software for the year ended December 31, 2006 were not significant.

The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over each award vesting period (the requisite service period), on a straight-line basis. The table below summarizes stock-based compensation expense, related to employee stock options, the stock purchase plans and restricted stock units under SFAS 123R for the year ended December 31, 2006.

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

LSI Logic Corporation

Notes to Consolidated Financial Statements — (continued)

	Year Ended December 31,
Stock-based Compensation Expense:	2006	2005	2004
	(In thousands)

Cost of revenues	$6,903	$744	$198
Research and development	17,397	2,373	6,289
Selling, general and administrative	22,749	2,332	1,962

Total stock-based compensation expense	$47,049	$5,449	$8,449

Stock Options

The fair value of each option grant is estimated on the date of grant using a reduced form calibrated binomial lattice model (the “Lattice Model”). This model requires the use of historical data for employee exercise behavior and the use of assumptions outlined in the following table:

Employee Stock Options Granted	2006

Weighted average estimated grant date fair value per share	$3.30
Weighted average assumptions in calculation:
Expected life (years)	4.33
Risk-free interest rate	4.78%
Volatility	48%
Dividend yield	—

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

As stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. For the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

LSI Logic Corporation

Notes to Consolidated Financial Statements — (continued)

The following table summarizes the Company’s stock options for each of the years ended December 31, 2006, 2005 and 2004 (share amounts in thousands):

	2006		2005		2004
		Weighted Average		Weighted Average		Weighted Average
	Number of	Exercise Price	Number of	Exercise Price	Number of	Exercise Price
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Options outstanding at January 1,	70,618	$13.21	67,733	$14.57	69,166	$15.17
Options canceled	(16,130)	(18.02)	(11,555)	(14.63)	(7,993)	(14.01)
Options granted	7,781	9.17	16,493	7.67	7,450	7.39
Options exercised	(5,519)	(6.71)	(2,053)	(5.68)	(890)	(5.87)

Options outstanding at December 31,	56,750	$11.92	70,618	$13.21	67,733	$14.57

Options exercisable at December 31,	35,638	$14.29	44,489	$16.52	44,301	$17.54

For the options outstanding and exercisable as of December 31, 2006, the weighted average remaining contractual term was 4.70 and 4.05 years, respectively, and the average intrinsic value was $58.4 million and $29.5 million, respectively.

During the second quarter of 2005, Abhijit Y. Talwalkar joined the company as President and Chief Executive Officer. As part of his initial stock option grants, Mr. Talwalkar was granted non-statutory stock options to purchase 2,000,000 shares of Company common stock under the 2003 Plan at an exercise price equal to the closing price per share on the NYSE for the common stock of the Company on the date of grant. The shares subject to such option will vest based on Mr. Talwalkar attaining certain performance criteria determined by the Compensation Committee of the Board of Directors. The shares subject to such option are scheduled to fully vest six years after the date of grant, whether or not the performance goals are met, subject to Mr. Talwalkar’s continued employment with the Company on each scheduled vesting date.

As of December 31, 2006, total unrecognized compensation expense related to nonvested stock options, net of estimated forfeitures, was approximately $70.1 million and is expected to be recognized over the next 2.6 years on a weighted average basis. The total intrinsic value of options exercised for the year ended December 31, 2006 was $17.9 million. Cash received from stock option exercises for the year ended December 31, 2006 and 2005 was $37.0 million and $11.6 million, respectively.

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

LSI Logic Corporation

Notes to Consolidated Financial Statements — (continued)

Employee Stock Purchase Plans

Compensation expense for the Company’s two employee stock purchase plans (“ESPPs” — US ESPP and IESPP) is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. For disclosure purposes, the Company has included the assumptions that went into the calculation of fair value for the May and November 2006 grant as follows:

Year Ended
December 31,
Grants under Employee Stock Purchase Plans	2006

Weighted average estimated grant date fair value per share	$2.92
Weighted average assumptions in calculation:
Expected life (years)	0.7
Risk-free interest rate	5%
Volatility	35%
Dividend yield	—

Restricted Stock Awards

Under the 2003 Plan, the Company may grant restricted stock awards. No participant may be granted more than 0.5 million shares of restricted stock in any year. The vesting requirements for the restricted stock awards are determined by the Board of Directors. Typically, vesting of restricted stock awards is subject to the employee’s continuing service to the Company. The cost of these awards is determined using the fair value of the Company’s common stock on the date of grant and compensation expense is recognized over the vesting period on a straight-line basis.

A summary of the changes in restricted stock awards outstanding for the year ended December 31, 2006 is presented below:

Number of
Shares
(In thousands)

Non-vested shares at January 1, 2006	2,375
Granted	733
Vested	(928)
Forfeited	(270)

Non-vested shares at December 31, 2006	1,910

Restricted stock awards of LSI common stock granted during the years ended December 31, 2006, 2005 and 2004 are as follows (share amounts in thousands):

	2006		2005		2004
		Weighted Average		Weighted Average		Weighted Average
	Number of	Grant Date Fair	Number of	Grant Date Fair	Number of	Grant Date Fair
	Shares	Value per Share	Shares	Value per Share	Shares	Value per Share

Restricted stock awards granted	733	$9.45	2,125	$6.32	892	$6.75

As of December 31, 2006, the Company had approximately $10.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock awards, which will be recognized over the weighted average period of 2.2 years. The fair value of shares vested for the year ended December 31, 2006 was $8.2 million.

LSI Logic Corporation

Notes to Consolidated Financial Statements — (continued)

There are a total of approximately 118 million shares of common stock reserved for issuance upon exercise of options and vesting of restricted stock awards, including options available for future grants, outstanding under all of the Company’s stock option plans.

Income taxes

In November 2005, the FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected the alternative transition method (short-cut method) as set forth in the FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” In addition, in accordance with SFAS 123R, SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), and EITF Topic D-32, “Intraperiod Tax Allocation of the Effect of Pretax Income from Continuing Operations,” the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company.

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

Pro Forma Information under SFAS 123 for Periods Prior to January 1, 2006:

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

	Year Ended December 31,
	2005	2004
	(In thousands, except per share amounts

Net loss, as reported	$(5,623)	$(463,531)
Add: Amortization of non-cash deferred stock compensation determined under the intrinsic value method as reported in net income, net of related tax effects *	638	3,494
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects*	(70,028)	(120,265)

Pro forma net loss	$(75,013)	$(580,302)

Loss per share:
Basic and diluted as reported	$(0.01)	$(1.21)
Basic and diluted pro forma	$(0.19)	$(1.51)

*	This amount excludes amortization of stock-based compensation on restricted stock awards.

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

Employee Stock Options Granted	2005	2004

Weighted average estimated grant date fair value per share	$3.98	$4.39
Weighted average assumptions in calculation:
Expected life (years)	3.88	3.90
Risk-free interest rate	3.30%	3.03%
Volatility	67.75%	79.72%
Dividend yield	—	—

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

Stock repurchase program.  On July 28, 2000, the Company’s Board of Directors authorized a stock repurchase program in which up to 5.0 million shares of the Company’s common stock were authorized to be repurchased in the open market from time to time. On December 4, 2006, the Company announced that the LSI Board of Directors authorized a stock repurchase program of up to $500.0 million worth of shares of the Company’s common stock. The Board of Directors terminated the stock repurchase program authorized by the Board on July 28, 2000. The repurchases are expected to be funded from available cash and short-term investments. No shares were repurchased under this plan during 2006.

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

LSI 401(k) Defined Contribution Plan.  Eligible employees in the U.S. may participate in the LSI Logic Corporation 401(k) Plan (“LSI 401(k) Plan”). The Company provides a base matching contribution to employees of 100% of the first 2% of employee contributions. When the Company achieves operating profitability during a quarter, as defined by the Company, of 1% or greater of revenues, an additional matching contribution of 50% of the next 3% of an employee’s contribution is made during the following quarter. Company contributions to the LSI 401(k) Plan were $13.0 million, $11.0 million and $12.0 million during 2006, 2005 and 2004, respectively.

Note 4 — Business Combinations

The Company actively evaluates strategic acquisitions that build upon the Company’s existing library of intellectual property, human capital and engineering talent, and seeks to increase the Company’s leadership position in the markets in which the Company operates.

During 2006, the Company completed two acquisitions accounted for under the purchase method of accounting. In addition, the Company entered into an agreement to acquire Agere. The transaction is expected

LSI Logic Corporation

Notes to Consolidated Financial Statements — (continued)

to close in the second quarter of 2007. There were no material acquisitions in 2005. In 2004, the Company made two acquisitions. Pro forma statements of earnings information have not been presented because the effect of these acquisitions was not material either on an individual or aggregate basis. See summary below (in millions):

2006

				Fair Value of
				Tangible Net
Entity Name;		Total		Assets/			In-Process
Segment Included in;		Purchase	Type of	(Liabilities)		Amortizable	Research and
Description of Acquired Business	Acquisition Date	Price	Consideration	Acquired	Goodwill	Intangible Assets	Development

StoreAge Networking Technologies, Ltd.; Storage segment; SAN storage management and multi-tiered data protection software applications	November 21, 2006	$47.4	$47.4 cash	$(4.6)	$6.1	$43.5	$2.4
Metta Technology; Semiconductor segment; Next generation digital video	November 10, 2006	$6.7	$6.7 cash	$(0.6)	Not applicable — asset purchase	$5.4	$1.9

2005

There was no acquisition in 2005.

2004

				Fair Value of
Entity Name;				Tangible Net
Segment Included in;		Total		Assets/			In-Process	Deferred
Description of Acquired		Purchase	Type of	(Liabilities)		Amortizable	Research and	Stock
Business	Acquisition Date	Price	Consideration	Acquired	Goodwill	Intangible Assets	Development	Compensation

Acerant Inc.; Semiconductor segment; Consumer product applications	May 11, 2004	$15.9	$14.1 cash, 234,000 restricted common shares	$—	$8.0	$6.1	$—	$1.8
Velio Communications; Semiconductor segment; High speed interconnect and switch fabric application specific standard products	April 2, 2004	$20.8	$19.8 cash; 100,000 restricted common shares	$1.5	$—	$18.3	$—	$1.0

Acquired in-process research and development.  The Company recorded acquired IPR&D charges of $4.3 million for the year ended December 31, 2006. The details for the 2006 acquisitions are summarized in the table below (in millions).

LSI Logic Corporation

Notes to Consolidated Financial Statements — (continued)

			Revenue Projections
Entity Name	IPR&D	Discount Rate	Extended Through

StoreAge Networking Technologies, Ltd.	$2.4	28%	2013
Metta Technology	$1.9	Not applicable, used Cost Approach	Not applicable, used Cost Approach

The amounts of IPR&D were determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed as of the respective acquisition dates.

For the StoreAge acquisition, the value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value. The net cash flows from the identified projects were based on estimates of revenues, cost of revenues, research and development costs, selling, general and administrative costs and applicable income taxes for the projects. Total revenues for the projects are expected to extend through the dates noted in the table above by acquisition. These projections were based on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions by the Company’s competitors and the Company. These estimates did not account for any potential synergies realizable as a result of the acquisition and were in line with industry averages and growth estimates.

A discount rate is used for the projects to account for the risks associated with the inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances, which could impact the estimates described above.

For the Metta acquisition, a variation of the Cost Approach was used to value the in-process technologies. This approach takes into account the cost to replace (or reproduce) the asset and the effect on the asset’s value of physical, functional and/or economic obsolescence that has occurred with respect to the asset.

There were no IPR&D charges recorded for the years ended December 31, 2005 and 2004.

LSI Logic Corporation

Notes to Consolidated Financial Statements — (continued)

Note 5 — Balance Sheet Detail

	December 31,
	2006	2005
	(In thousands)

Inventories:
Raw materials	$44,151	$30,541
Work-in-process	52,497	62,167
Finished goods	112,822	102,106

	$209,470	$194,814

Prepaid expenses and other current assets:
Assets held for sale	$20,120	$105,849
Prepaid expense and other current assets	48,572	57,237

	$68,692	$163,086

Property and equipment:
Land	$6,040	$6,128
Buildings and improvements	39,519	105,256
Equipment	315,672	403,696
Furniture and fixtures	24,391	29,787
Leasehold improvements	34,700	31,958
Construction in progress	8,198	7,812

	428,520	584,637
Accumulated depreciation and amortization	(342,475)	(486,352)

	$86,045	$98,285

Depreciation for property and equipment totaling $30.0 million, $63.0 million and $85.6 million was included in the Company’s results of operations during 2006, 2005 and 2004, respectively.

	December 31,
	2006	2005
	(In thousands)

Tax related liabilities and other:
Other long-term tax-related liabilities	$77,572	$74,738
Other long-term liabilities	1,828	372

	$79,400	$75,110

Accumulated other comprehensive income:
Net unrealized (loss)/gains on available-for-sale securities, net of tax of $0 and $2,394	$(3,854)	$4,445
Foreign currency translation adjustments	13,683	13,407

	$9,829	$17,852

LSI Logic Corporation

Notes to Consolidated Financial Statements — (continued)

Note 6 — Intangible Assets and Goodwill

Intangible assets by reportable segment are comprised of the following (in thousands):

	December 31, 2006		December 31, 2005
	Gross	Accumulated	Gross	Accumulated
	Carrying Amount	Amortization	Carrying Amount	Amortization

Semiconductor:
Current technology	$240,458	$(232,716)	$244,301	$(213,671)
Trademarks	26,285	(25,446)	26,285	(22,258)
Customer base	8,788	(4,394)	8,788	(2,796)
Non-compete agreements	849	(625)	849	(476)
Existing purchase orders	200	(200)	200	(200)
Workforce	3,567	(65)	—	—

Subtotal	280,147	(263,446)	280,423	(239,401)
Storage Systems:
Current technology	164,339	(124,618)	124,139	(120,909)
Trademarks	7,150	(7,120)	7,150	(6,189)
Customer base	5,010	(5,010)	5,010	(4,249)
Supply agreement	8,147	(7,472)	7,247	(7,247)
Non-compete agreements	1,600	(33)	—	—
Trade Names	800	(10)	—	—

Subtotal	187,046	(144,263)	143,546	(138,594)

Total	$467,193	$(407,709)	$423,969	$(377,995)

On November 21, 2006, the Company acquired StoreAge and on November 10, 2006, the Company acquired Metta. See more details in Note 4 of the Notes.

Amortization expense and the weighted average lives of intangible assets are shown in the table below:

	Weighted
	Average Lives	Year Ended December 31,
	(In Months)	2006	2005	2004
		(In thousands)

Current technology	80	$25,129	$53,185	$65,153
Trademarks	83	4,119	5,001	5,007
Customer base	68	2,359	2,427	2,078
Supply agreement	32	225	1,590	2,417
Non-compete agreements	28	182	281	195
Existing purchase orders	9	—	—	200
Workforce	72	65	—	—
Trade Names	84	10	—	—

Total	79	$32,089	$62,484	$75,050

LSI Logic Corporation

Notes to Consolidated Financial Statements — (continued)

The estimated future amortization expense of intangible assets as of December 31, 2006 is as follows (in thousands):

Fiscal Year:	Amount:

2007	$14,179
2008	10,499
2009	9,235
2010	6,777
2011 and thereafter	18,794

$59,484

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows (in thousands):

	Semiconductor	Storage Systems
	Segment	Segment	Total

Balance as of December 31, 2004	$801,272	$171,858	$973,130

Goodwill acquired during the year
Adjustment to goodwill recorded in a prior year for the resolution of a pre-acquisition income tax contingency	(36,307)	—	(36,307)
Adjustment to goodwill recorded in prior periods *	(5,984)	(2,297)	(8,281)

Balance as of December 31, 2005	$758,981	$169,561	$928,542

Goodwill acquired during the year **	—	6,063	6,063
Adjustment to goodwill recorded in a prior year for cash received from the resolution of a pre-acquisition income tax contingency	(2,282)	—	(2,282)

Balance as of December 31, 2006	$756,699	$175,624	$932,323

*	In 2005, the provision for income taxes was increased by a $5.4 million charge related to the correction of an error in a prior period associated with the carrying value of $8.3 million in deferred tax liabilities that should have been reclassified to goodwill upon adoption of SFAS No. 142, “Goodwill and Intangible Assets”, in 2002. The deferred tax liabilities were instead used as a reduction of the Company’s required valuation allowance in 2002. This was offset by tax-related liabilities of $2.9 million originally recorded in connection with these deferred tax balances, which are no longer required. The Company believes that this amount is not material to previously reported financial statements and has concluded that correcting such amounts in the fourth quarter of 2005 and the 2005 fiscal year, as opposed to restating prior periods, is appropriate in the circumstances.

**	During the year ended December 31, 2006, the Company recorded $6.1 million of goodwill in connection with the acquisition of StoreAge in the Storage Systems segment. See Note 4 of the Notes.

The Company reviewed goodwill by reporting unit for impairment as of December 31, 2006. The Company concluded that goodwill was not impaired under the first step of the test for impairment, as described in Note 1, as of December 31, 2006. The Company’s next annual test for the impairment of goodwill will be performed in the fourth fiscal quarter of 2007. The annual impairment test performed as of December 31, 2006 indicated that goodwill was not impaired.

LSI Logic Corporation

Notes to Consolidated Financial Statements — (continued)

Note 7 — Cash, Cash Equivalents and Investments

	December 31,
	2006	2005
	(In thousands)

Cash and cash equivalents
Cash in financial institutions	$50,478	$85,641

Cash equivalents:
Overnight deposits and money market funds	234,287	148,665
Commercial paper	39,809	17,473
Asset-backed securities	3,226	—
U.S. government and agency securities	—	10,870
Certificates of deposit	—	2,000

Total cash equivalents	277,322	179,008
Total cash and cash equivalents	$327,800	$264,649

Available-for-sale debt securities
Asset and mortgage-backed securities	$363,723	$335,495
U.S. government and agency securities	272,287	266,077
Corporate and municipal debt securities	45,127	72,688

Total short-term investments	$681,137	$674,260

Long-term investments in equity securities
Marketable equity securities	$2,827	$18,769
Non-marketable equity securities	12,973	7,070

Total long-term investments in equity securities	$15,800	$25,839

Contractual maturities of available-for-sale debt securities as of December 31, 2006 were as follows (in thousands):

Due within one year	$134,395
Due in 1-5 years	336,504
Due in 5-10 years	78,193
Due after 10 years	132,045

Total	$681,137

The maturities of asset and mortgage-backed securities were allocated based on contractual principal maturities assuming no prepayments.

Net realized gains/(loss) on sales of available-for-sale debt securities were $(1.1) million, $1.2 million and $1.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company realized net pre-tax gains of $6.7 million related to the sale of certain marketable available-for-sale equity securities for the year ended December 31, 2006.

LSI Logic Corporation

Notes to Consolidated Financial Statements — (continued)

The Company realized pre-tax gains of $9.0 million related to the following for the year ended December 31, 2005:

•	A $7.6 million pre-tax gain related to the sale of certain marketable available-for-sale equity securities in the second and fourth quarters of 2005; and

•	A $1.4 million pre-tax gain associated with marketable available-for-sale equity securities of a certain technology company that was acquired by another technology company in the second quarter of 2005.

The above pre-tax gains were recorded in interest income and other, net in Consolidated Statements of Operations.

Investments in available-for-sale securities

		Gross Unrealized	Gross Unrealized	Estimated
	Adjusted Cost	Gains	Losses	Fair Value
	(In thousands)

December 31, 2006
Short-term debt securities	$686,705	$640	$(6,208)	$681,137
Long-term marketable equity securities	1,117	1,710	—	2,827
December 31, 2005
Short-term debt securities	$682,524	$398	$(8,662)	$674,260
Long-term marketable equity securities	3,669	15,100	—	18,769

The following table shows the gross unrealized losses and fair values of the Company’s short-term investments that have been in a continuous unrealized loss position for less than and greater than 12 months, aggregated by investment category as of December 31, 2006.

	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Asset and mortgage-backed securities	$106,099	$468	$127,454	$2,647
U.S. government and agency securities	74,800	193	153,880	2,429
Corporate and municipal debt securities	4,000	1	25,809	470

	$184,899	$662	$307,143	$5,546

The unrealized losses on the Company’s investments in short-term debt securities were primarily caused by rising interest rates. The Company frequently monitors the credit quality of its investments in marketable debt securities and, as of December 31, 2006, there were no known material problems with issuer credit quality. Since the unrealized losses were primarily the result of changes in interest rates rather than credit quality, the Company considered these unrealized losses to be temporary as of December 31, 2006.

Note 8 — Segment and Geographic Information

The Company operates in two Reportable segments — the Semiconductor segment and the Storage Systems segment — in which the Company offers products and services for a variety of electronic systems applications. LSI’s products are marketed primarily to OEMs that sell products to the Company’s target markets.

LSI Logic Corporation

Notes to Consolidated Financial Statements — (continued)

Information about profit or loss and assets.  The following is a summary of operations by segment for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Revenues:
Semiconductor	$1,223,130	$1,244,248	$1,095,091
Storage Systems	759,018	675,002	605,073

Total	$1,982,148	$1,919,250	$1,700,164

Income/(loss) from operations:
Semiconductor	$96,162	$(25,721)	$(447,988)
Storage Systems	62,145	37,927	11,639

Total	$158,307	$12,206	$(436,349)

Intersegment revenues for the periods presented above were not significant. Restructuring of operations and other items were included in both segments. Depreciation expense for the Semiconductor and Storage Systems segments was $19.7 million and $10.3 million, respectively, for the year ended December 31, 2006, $51.4 million and $11.6 million, respectively, for the year ended December 31, 2005 and $77.2 million and $8.4 million, respectively for the year ended December 31, 2004.

The following is a summary of total assets by segment as of December 31, 2006 and 2005:

	December 31,
	2006	2005
	(In thousands)

Total assets:
Semiconductor	$2,212,711	$2,285,913
Storage Systems	639,433	510,153

Total	$2,852,144	$2,796,066

Significant Customers.  The following table summarizes the number of the Company’s significant customers, each of whom accounted for 10% or more of the Company’s revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment:

	Year Ended December 31,
	2006	2005	2004

Semiconductor segment:
Number of significant customers	1	1	1
Percentage of segment revenues	19%	17%	11%
Storage Systems segment:
Number of significant customers	2	2	3
Percentage of segment revenues	47%, 15%	44%, 12%	41%, 15%, 11%
Consolidated:
Number of significant customers	2	2	1
Percentage of consolidated revenues	19%, 12%	16%, 11%	16%

LSI Logic Corporation

Notes to Consolidated Financial Statements — (continued)

Information about geographic areas.  The Company’s significant operations outside the United States include sales offices in EMEA and Asia, including Japan. The following is a summary of revenues and long-lived assets by entities located within the indicated geographic areas.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Revenues:
North America*	$956,696	$932,190	$852,453
Asia, including Japan	797,174	755,960	655,077
EMEA	228,278	231,100	192,634

Total	$1,982,148	$1,919,250	$1,700,164

	December 31,
	2006	2005
	(In thousands)

Long-lived assets:
North America	$166,034	$163,226
Asia, including Japan	36,990	34,833
EMEA	2,831	2,785

Total	$205,855	$200,844

*	Revenues by geography are accumulated based on the revenues generated by the Company’s company located within the three geographic areas noted in the above table. In the second half of 2005, Engenio formed new subsidiaries within EMEA. As a result, the amounts in the table reflect that change as of June 21, 2005 and prior to that all revenues generated by Engenio EMEA were previously reported in North America.

Long-lived assets consist of net property and equipment, capitalized software and other long-term assets, excluding long-term deferred tax assets.

Note 9 — Derivative Instruments

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

The Company entered into forward contracts that were designated as foreign currency cash-flow hedges of forecasted payments in Euros during 2005. Changes in the fair value of the forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in interest income and other. There were no such hedges outstanding at December 31, 2006 and 2005.

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

LSI Logic Corporation

Notes to Consolidated Financial Statements — (continued)

Interest rate risk

With the objective of protecting cash flows and earnings of the Company from the impact of fluctuations in interest rates, while minimizing the cost of capital, the Company may enter into or terminate interest rate swaps, such as the transactions described below. As of December 31, 2006 and 2005, there were no interest rate swaps outstanding.

The Company entered into interest rate swap transactions (the “Swaps”) with several investment banks in June 2002. The Swaps were entered into to convert the fixed rate interest expense on the Company’s 4% and 4.25% Convertible Subordinated Notes (“Convertible Notes”) to a floating rate based on LIBOR (see Note 10). The Swaps qualified for hedge accounting as fair value hedges, with changes in the fair value of the interest rate risk on the Convertible Notes being offset by changes in the fair values of the Swaps recorded as a component of interest expense.

In the second quarter of 2003, the Company terminated Swaps with a notional amount of $740 million. The deferred gain of $44 million from the termination of these Swaps was included as a component of the Convertible Notes. Deferred gains on terminated Swaps associated with Convertible Notes repurchased during 2005 and 2004 were written-off as part of the net gain or loss on repurchase of the Convertible Notes. As of December 31, 2006, the deferred gain was fully amortized.

In the second quarter of 2003, the Company entered into an interest rate swap transaction to effectively convert the LIBOR-based floating rate interest payments on operating leases for wafer fabrication equipment, with an initial notional amount of $395 million, to a fixed interest rate (the “Lease Swap”). The Lease Swap qualified to be accounted for as a cash-flow hedge of the forecasted interest payments attributable to the benchmark interest rate on the operating leases for the wafer fabrication equipment. An expense of approximately $2 million was recorded to cost of revenues as the lease payments were made in 2004. In August 2004, the Company entered into two new equipment operating leases for the wafer fabrication equipment that was previously on the above-mentioned leases. As a result of entering into the new leases, the hedged forecasted interest payments were no longer probable. Hedge accounting treatment was discontinued prospectively and the balance in accumulated other comprehensive income was immediately recorded as a gain of $3.8 million in restructuring and other items in the statement of operations. In September 2004, the Company terminated the Lease Swap.

Note 10 — Debt

		Interest	Conversion	December 31,
	Maturity	Rate*	Price	2006	2005
				(In thousands)

2003 Convertible Subordinated Notes	2010	4.00%	$13.4200	$350,000	$350,000
2001 Convertible Subordinated Notes	2006	4.00%	$26.3390	—	271,848
Deferred gain on terminated swap				—	2,092

				350,000	623,940
Current portion of long-term debt				—	(273,940)

Long-term debt				$350,000	$350,000

*	The weighted average interest rate on the Convertible Notes was 4.00% for the years ended December 31, 2006 and 2005. See Note 9 for further discussion of deferred gain on terminated swap.

As of December 31, 2006, the Company has $350.0 million of the 2003 Convertible Subordinated Notes (“2003 Convertible Notes”) due in May 2010. The 2003 Convertible Notes are subordinated to all existing and future senior debt and are convertible at the holders’ option, at any time prior to the maturity date of the 2003 Convertible Notes, into shares of the Company’s common stock. The 2003 Convertible Notes have conversion

LSI Logic Corporation

Notes to Consolidated Financial Statements — (continued)

prices of approximately $13.42 per share. The Company cannot elect to redeem the 2003 Convertible Notes prior to maturity. The holders of 2003 Convertible Notes have the right to cause the Company to repurchase all of such holder’s Convertible Notes at 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change to the Company, which includes a transaction or event such as an exchange offer, liquidation, tender offer, consolidation, merger or combination. This right will not arise in connection with the Company’s proposed merger with Agere. Interest is payable semiannually. The Company paid approximately $10.5 million in debt issuance costs related to the 2003 Convertible Notes, that is being amortized using the interest method. As of December 31, 2006 and 2005, total debt issuance costs, net are included in other current and long-term assets (see Note 5 of the Notes).

Aggregate principal payments required on outstanding debt obligations is $350.0 million due in 2010.

The Company paid $24.9 million, $28.2 million and $33.1 million in interest during 2006, 2005 and 2004, respectively.

At December 31, 2006, the estimated fair value of the 2003 Convertible Notes was $355.3 million.

Approximately $28.0 million of the proceeds from issuance of the 2003 Convertible Notes were used to purchase call spread options (“Call Spread Options”) on LSI’s common stock. The Call Spread Options, including fees and costs, were accounted for as capital transactions in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Call Spread Options cover approximately 26.1 million shares of the Company’s common stock, which is the number of shares that are initially issuable upon conversion of the 2003 Convertible Notes in full. The Call Spread Options are designed to mitigate dilution from conversion of the 2003 Convertible Notes in the event that the market price per share of the Company’s common stock upon exercise of the Call Spread Options is greater than $13.42 and is less than or equal to $23.875. The Call Spread Options may be settled at the Company’s option in either net shares or in cash and expire in 2010. Settlement of the Call Spread Options in net shares on the expiration date would result in the Company receiving a number of shares, not to exceed 26.1 million shares, of the Company’s common stock with a value equal to the amount otherwise receivable on cash settlement. Should there be an early unwinding of the Call Spread Options, the amount of cash or net shares potentially receivable by the Company will be dependent upon then existing overall market conditions, and on the Company’s stock price, the volatility of the Company’s stock and the amount of time remaining on the Call Spread Options.

On November 1, 2006, the 2001 Convertible Subordinated Notes (“2001 Convertible Notes”) in the amount of $271.8 million became due and were repaid in full. During 2005, the Company repurchased approximately $149.7 million of the 2001 Convertible Notes. A net pre-tax gain of approximately $4.1 million was recognized in interest income and other, net for the repurchase in 2005. During 2004, the Company repurchased $68.5 million of the 2001 Convertible Notes. A net pre-tax gain of approximately $1.8 million was recognized in interest income and other, net, for the repurchases in 2004. The pre-tax gain or loss is net of the write-off of debt issuance costs and a portion of the deferred gain on the terminated Swaps (see Note 9 of the Notes).

LSI Logic Corporation

Notes to Consolidated Financial Statements — (continued)

Note 11 — Income Taxes

The provision for taxes consisted of the following:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Current:
Federal	$220	$(70)	$3,815
State	551	451	615
Foreign	16,765	14,861	14,689

Total	17,536	15,242	19,119

Deferred:
Federal	—	4,369	—
State	—	985	—
Foreign	(1,854)	5,944	4,881

Total	(1,854)	11,298	4,881

Total	$15,682	$26,540	$24,000

The domestic and foreign components of income/(loss) before income taxes and minority interest were as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Domestic	$61,382	$(55,140)	$(392,070)
Foreign	123,939	76,063	(47,429)

Income/(loss) before income taxes and minority interest	$185,321	$20,923	$(439,499)

LSI Logic Corporation

Notes to Consolidated Financial Statements — (continued)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2006 and 2005 were as follows:

	December 31,
	2006	2005
	(In thousands)

Deferred tax assets:
Tax credit carryovers	$335,152	$329,529
Net operating loss carryforwards	109,395	108,882
Future deductions for purchased intangible assets	45,660	82,352
Depreciation and amortization	18,975	65,531
Future deductions for reserves and other	75,701	50,214
Future deductions for inventory reserves	13,623	17,479

Total deferred tax assets	598,506	653,987
Valuation allowance	(592,185)	(649,220)

Net deferred tax assets	6,321	4,767
Deferred tax liabilities:
Gain on unrealized investments	—	(2,394)

Total net deferred tax assets	$6,321	$2,373

Current and long-term net deferred taxes have been netted to the extent they are in the same tax jurisdiction. Valuation allowances reduce the deferred tax assets to the amount that, based upon all available evidence, is more likely than not to be realized. The deferred tax assets’ valuation allowance is attributed to U.S. federal, state and certain foreign deferred tax assets primarily consisting of reserves, other one-time charges, purchased intangible assets, tax credit carryovers and net operating loss carryovers that could not be benefited under existing carry-back rules. Approximately $102 million of the valuation allowance at December 31, 2006 relates to tax benefits of stock option deductions, which will be credited to equity if and when realized.

As of December 31, 2006 and December 31, 2005, the Company had net deferred tax asset of $1.3 million and net deferred tax liability of $2.4 million, respectively, associated with net unrealized gain/loss on available-for-sale securities, which are a component of Accumulated Other Comprehensive Income.

At December 31, 2006, the Company had federal, state and foreign net operating loss carryovers of approximately $131 million, $226 million and $136 million, respectively. The federal and state net operating losses will expire beginning in 2006 through 2025. The foreign net operating losses will expire beginning in 2009 through 2012. Approximately $79 million of the federal net operating loss carryover and $37 million of the state net operating loss carryover relate to recent acquisitions and are subject to certain limitations under the Internal Revenue Code of 1986, as amended, Section 382. As of December 31, 2006, the Company had tax credits of approximately $335 million, which will expire beginning in 2007.

LSI Logic Corporation

Notes to Consolidated Financial Statements — (continued)

Differences between the Company’s effective tax rate and the federal statutory rate were as follows:

	Year Ended December 31,
	2006		2005		2004
	(In thousands)

Federal statutory rate	$64,864	35%	$7,324	35%	$(153,825)	(35)%
State taxes, net of federal benefit	358	0%	294	1%	400	—
Foreign earnings taxed in the U.S.	31,069	17%	29,904	143%	6,191	1%
Benefit of net operating losses and deferred tax assets not previously recognized	(56,708)	(31)%	(11,067)	(53)%	(854)	—
Change in valuation allowance from the correction of prior period errors*	—	0%	5,354	26%	—	—
Difference between U.S. and foreign tax rates	(25,993)	(14)%	(3,206)	(15)%	35,148	8%
State tax refund, net of federal effect	—	(0)%	(2,837)	(14)%	—	—
Release of domestic/foreign income withholding taxes previously accrued	(3,593)	(2)%	(2,500)	(12)%	—	—
Net impact of federal income tax audit not previously accrued	—	0%	2,345	11%	—	—
Alternative minimum tax	—	0%	302	1%	—	—
Nondeductible expenses	—	—	(14)	—	10,054	2%
Net operating loss and future deductions not currently benefited	—	—	—	—	122,423	28%
Other	5,685	3%	641	4%	4,463	1%

Effective tax rate	$15,682	8%	$26,540	127%	$24,000	5%

*	In 2005, the provision for income taxes was increased by a $5.4 million charge related to the correction of an error in a prior period associated with the carrying value of $8.3 million in deferred tax liabilities that should have been reclassified to goodwill upon adoption of SFAS No. 142 “Goodwill and Intangible Assets” in 2002. The deferred tax liabilities were instead used as a reduction of the Company’s required valuation allowance in 2002. This was offset by tax-related liabilities of $2.9 million originally recorded in connection with these deferred tax balances which are no longer required. The Company believes that this amount is not material to previously reported financial statements and has concluded that correcting such amounts in the fourth quarter of 2005 and the 2005 fiscal year, as opposed to restating prior periods, is appropriate in the circumstances.

The Company paid of $8.0 million, $3.0 million and $1.0 million for income taxes in 2006, 2005 and 2004, respectively.

In 2006, the Company closed various audits, which resulted in a tax benefit of $3.1 million in the current tax provision. These audits included the U.S. federal, various states and certain foreign jurisdictions.

In 2005, the Internal Revenue Service (“IRS”) began an income tax audit of the Company’s 2002 federal income tax return.

In 2004, the Inland Revenue Department of Hong Kong began an income tax audit of certain foreign subsidiaries of the Company for the years 1996 through 2000.

Undistributed earnings of the Company’s foreign subsidiaries aggregate approximately $14 million at December 31, 2006, and are indefinitely reinvested in foreign operations. The Company’s Federal provision includes U.S. income tax on certain foreign-based income.

LSI Logic Corporation

Notes to Consolidated Financial Statements — (continued)

Note 12 — Commitments and Contingencies

Operating Leases

The Company leases the majority of its facilities, certain non-manufacturing equipment and software under non-cancelable operating leases, which expire through 2014. The facilities lease agreements typically provide for base rental rates that are increased at various times during the terms of the lease and for renewal options at the fair market rental value. Future minimum payments under the operating lease agreements for the above-mentioned facilities, equipment and software are $49.7 million, $40.8 million, $36.5 million, $22.0 million, $11.4 million and $9.3 million for the years ending December 31, 2007, 2008, 2009, 2010, 2011 and thereafter, respectively.

Rental expense under all operating leases was $30.8 million, $33.0 million and $90.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Guarantees

Product warranties

	Year Ended December 31,
	2006	2005
	(In thousands)

Balance at the beginning of the period	$11,074	$10,040
Accruals for warranties issued during the period	12,750	13,060
Accruals related to pre-existing warranties (including changes in estimates)	—	(967)
Settlements made during the period (in cash or in kind)	(12,499)	(11,059)

Balance at the end of the period	$11,325	$11,074

Standby letters of credit.  At December 31, 2006 and 2005, the Company had outstanding standby letters of credit of $2.7 and $2.4 million, respectively. These instruments are off-balance sheet commitments to extend financial guarantees for leases and certain self-insured risks and generally have one-year terms. The fair value of the letters of credit approximates the contract amount.

Purchase commitments.  The Company maintains certain purchase commitments primarily for raw materials with suppliers and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon

LSI Logic Corporation

Notes to Consolidated Financial Statements — (continued)

can vary among different suppliers. As of December 31, 2006, total purchase commitments were $423.5 million, which are due through 2009.

Legal Matters.  In February 1999, a lawsuit alleging patent infringement was filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation, Limited Partnership (“Lemelson”) against 88 electronics industry companies, including LSI. The case number is CIV990377PHXRGS. The patents involved in this lawsuit are alleged to relate to semiconductor manufacturing and computer imaging, including the use of bar coding for automatic identification of articles. The plaintiff has sought a judgment of infringement, an injunction, treble damages, attorneys’ fees and further relief as the court may provide. In September 1999, the Company filed an answer denying infringement and raising affirmative defenses. In addition, the Company asserted a counterclaim for declaratory judgment of non-infringement, invalidity and unenforceability of Lemelson’s patents. In December 2005, Lemelson filed a motion asking the Court to dismiss, with prejudice, all claims related to the fourteen computer imaging patents. LSI did not oppose the motion and the Court has dismissed those patents, with prejudice. On January 17, 2007, the Company entered into an agreement with Lemelson that provided for a dismissal, with prejudice, of the entire lawsuit. Although the terms of the agreement are confidential, the agreement did not have a material adverse effect on the consolidated results of operations or the Company’s financial condition.

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

Note 13 —	Subsequent Events

In February 2007, the Company entered into an agreement to acquire SiliconStor, Inc., a privately held company that provides silicon solutions for enterprise storage networks. SiliconStor is headquartered in Fremont, California and has approximately 30 employees. At the closing of the acquisition, the Company expects to pay approximately $55.0 million in cash for SiliconStor. The closing of the acquisition is subject to the satisfaction of customary closing conditions and is expected to occur in the first quarter of 2007.

On December 3, 2006, the Company entered into an Agreement and Plan of Merger with Agere and LSI publicly announced the signing of the merger agreement on December 4, 2006. Agere is a provider of integrated circuit solutions for a variety of computing and communications applications. Some of Agere’s solutions include related software and reference designs. Agere’s solutions are used in products such as hard disk drives, mobile phones, high-speed communications systems and personal computers. Agere also licenses its intellectual property to others.

Pursuant to the terms and subject to the conditions set forth in the merger agreement, Agere will become a wholly-owned subsidiary of LSI. Upon completion of the merger, each share of Agere common stock that is outstanding at the effective time of the merger will be converted into the right to receive 2.16 shares of LSI common stock. Each outstanding option to purchase Agere common stock, whether or not then vested or exercisable, shall be

LSI Logic Corporation

Notes to Consolidated Financial Statements — (continued)

assumed by LSI and will become exercisable for a number of shares of LSI common stock at an exercise price adjusted to reflect the exchange ratio in the merger.

The completion of the proposed merger with Agere is subject to various customary conditions, including (i) obtaining the approval of the LSI and Agere stockholders, (ii) absence of any applicable law prohibiting the merger, (iii) certain regulatory approvals, (iv) subject to certain exceptions, the accuracy of the representations and warranties of each party, and (v) performance in all material respects by each party of its obligations under the merger agreement. LSI has scheduled a special meeting of its stockholders for Thursday, March 29, 2007 to vote on a proposal to approve matters related to the proposed merger. Agere has scheduled its 2007 annual meeting of stockholders for Thursday, March 29, 2007, at which Agere stockholders will vote on a proposal to approve the proposed merger, among other things. Subject to obtaining the approval of the LSI and Agere stockholders at these meetings and the satisfaction of other closing conditions, the Company expects to complete the merger soon after the stockholder meetings.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of LSI Logic Corporation:

We have completed integrated audits of LSI Logic Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of LSI Logic Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the Notes to Consolidated Financial Statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

San Jose, California
March 1, 2007

Supplementary Financial Data

Interim Financial Information (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Year Ended December 31, 2006
Revenues	$475,884	$489,635	$492,978	$523,651
Gross profit	204,489	209,207	214,534	227,024
Net income	13,168	53,847	43,610	59,013
Basic income per share:	$0.03	$0.14	$0.11	$0.15
Diluted income per share:	$0.03	$0.13	$0.11	$0.14
Year Ended December 31, 2005
Revenues	$450,007	$481,292	$481,716	$506,235
Gross profit	190,106	211,597	210,019	219,970
Net income/(loss)	4,719	25,262	(73,394)	37,790
Basic income/(loss) per share:	$0.01	$0.06	$(0.19)	$0.10
Diluted income/(loss) per share:	$0.01	$0.06	$(0.19)	$0.09

During the first, second, third and fourth quarters of 2006, the Company recorded charges/(benefit) for restructuring of operations and other items of approximately $5.7 million, $(21.6) million, $2.6 million and $5.0 million, respectively. See Note 2 of the Notes.

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, “Share-Based Payments”, using the modified prospective transition method. In accordance with the modified prospective transition method, the Company began recognizing compensation expense for all share-based awards granted on or after January 1, 2006, plus unvested awards granted prior to January 1, 2006. Under this method of implementation, no restatement of prior periods has been made. The cumulative effect of adopting SFAS 123R was not significant.

During the first, second, third and fourth quarters of 2005, the Company recorded charges for restructuring of operations and other items of approximately $1.5 million, $7.2 million, $100.0 million and $10.4 million, respectively. See Note 2 of the Notes. In 2005, the provision for income taxes was increased by a $5.4 million charge related to the correction of an error in a prior period associated with the carrying value of $8.3 million in deferred tax liabilities that should have been reclassified to goodwill upon adoption of SFAS No. 142, “Goodwill and Intangible Assets,” in 2002. The deferred tax liabilities were instead used as a reduction of the Company’s required valuation allowance in 2002. This was offset by tax-related liabilities of $2.9 million originally recorded in connection with these deferred tax balances, which are no longer required. The Company believes that this amount is not material to previously reported financial statements and has concluded that correcting such amounts in the fourth quarter of 2005 and the 2005 fiscal year, as opposed to restating prior periods, is appropriate in the circumstances.

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

Management’s Report on Internal Control Over Financial Reporting:  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting consists of policies and procedures that are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the results of our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Report on Form 10-K.

Changes in Internal Controls:  During the fourth quarter of 2006, we did not make any change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its Annual Meeting of Stockholders to be held May 10, 2007, and certain of the information to be included therein is incorporated by reference herein.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information regarding the Company’s executive officers required by this Item is incorporated by reference from the section entitled “Executive Officers of LSI” in Part I of this Form 10-K.

The information regarding the Company’s directors required by this Item is incorporated by reference from the section entitled “Election of Directors” in the Company’s Proxy Statement.

The information concerning Section 16(a) reporting required by this Item is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement.

The information regarding the identification of Audit Committee members and the Audit Committee Financial Expert required by this Item is incorporated by reference from the section entitled “Corporate Governance — Board Structure and Composition — Audit Committee” in the Company’s Proxy Statement.

Information regarding material changes, if any, to the procedures by which security holders may recommend nominees to the Company’s board of directors is incorporated by reference from the section entitled ‘‘Corporate Governance — Board Structure and Composition — Nominating and Corporate Governance Committee” in the Company’s Proxy Statement.

The Company has adopted a Code of Ethics for principal executive and senior financial officers. A copy of this Code of Ethics is located on the Company’s website at www.lsi.com. The Company also intends to post any waivers of or amendments to its Code of Ethics on its website.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference from the sections entitled “Executive Compensation and Related Information” and “Corporate Governance — Director Compensation” in the Company’s Proxy Statement.

Information regarding Compensation Committee Interlocks and Insider Participation, if any, is incorporated by reference from the section entitled “Corporate Governance — Board Structure and Composition — Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement.

Information in the section of the Company’s Proxy Statement entitled “Compensation Committee Report” is incorporated by reference herein but shall be deemed furnished, not filed. Such information shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding equity compensation plans required by this Item is incorporated by reference from the section entitled “Equity Compensation Plan Information” in Part II, Item 5 of this Form 10-K.

The information regarding stock ownership by principal stockholders and management required by this Item is incorporated by reference from the section entitled “Security Ownership” in the Company’s Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information regarding related party transactions required by this Item is incorporated by reference from the section entitled “Certain Transactions” in the Company’s Proxy Statement.

The information regarding director independence required by this Item is incorporated by reference from the section entitled “Corporate Governance — Board Structure and Composition” in the Company’s Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information regarding fees for professional services and the audit committee’s pre-approval policies and procedures required by this Item is incorporated by reference from the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Report:

1. FINANCIAL STATEMENTS. The following Consolidated Financial Statements of LSI Logic Corporation and Report of Independent Registered Public Accounting Firm are contained in this Form 10-K:

PAGE IN
THE FORM
10-K

Consolidated Balance Sheets — As of December 31, 2006 and 2005	54
Consolidated Statements of Operations — For the Three Years Ended December 31, 2006, 2005 and 2004	55
Consolidated Statements of Stockholders’ Equity — For the Three Years Ended December 31, 2006, 2005 and 2004	56
Consolidated Statements of Cash Flows — For the Three Years Ended December 31, 2006, 2005 and 2004	57
Notes to Consolidated Financial Statements	58
Report of Independent Registered Public Accounting Firm	96

Fiscal years 2006, 2005 and 2004 were 52-week years with a December 31 fiscal year end.

2. FINANCIAL STATEMENT SCHEDULE.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Column B	Column C		Column E
	Balance at	Additions Charged to		Balance at
Column A	Beginning of	Costs, Expenses	Column D	End of
Description	Period	or Other Accounts	Deductions*	Period

2006
Allowances	$15	$13	$(14)	$14
2005
Allowances	$10	$9	$(4)	$15
2004
Allowances	$7	$8	$(5)	$10

*	Deductions include write-offs of uncollectable accounts and collections of amounts previously reserved.

3. EXHIBITS:

2.1	Agreement and Plan of Reorganization dated March 26, 2001 by and among Registrant, Clover Acquisition Corporation and C-Cube Microsystems Inc. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-4 (No. 333-58862) on April 13, 2001.
2.2	Agreement and Plan of Merger dated as of December 3, 2006 by and among Registrant, Atlas Acquisition Corp. and Agere Systems Inc. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-4 (No. 333-139642) on December 22, 2006.
3.1	Restated Certificate of Incorporation of Registrant. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-46436) on September 22, 2000.
3.2	By-laws of Registrant. Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed on September 3, 2004.
4.1	Indenture dated as of May 16, 2003, between LSI Logic Corporation and U.S. Bank, N.A., as Trustee relating to 2003 Convertible Notes. Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
4.2	Amended and Restated Preferred Shares Rights Agreement, dated as of November 20, 1998, between LSI Logic Corporation and BankBoston N.A. Incorporated by reference to exhibits filed with the Registrant’s Report on Form 8-A/A filed on December 8, 1998.
4.3	Amendment No. 1 to Amended and Restated Preferred Shares Rights Agreement, dated as of February 19, 1999, between LSI Logic Corporation and BankBoston N.A. Incorporated by reference to exhibits filed with the Registrant’s Report on Form 8-A/A filed on June 17, 2003.
4.4	Amendment to Amended and Restated Preferred Shares Rights Agreement, dated as of August 16, 2001, by and among LSI Logic Corporation, Fleet bank f/k/a BankBoston N.A. and EquiServe Trust Company, N.A. Incorporated by reference to exhibits filed with the Registrant’s Report on Form 8-A/A filed on June 17, 2003.
4.5	See Exhibit 3.1.
10.1	Form of Indemnification Agreement between Registrant and our officers, directors and certain key employees. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987.*
10.2	Amended and Restated LSI Logic Corporation 1991 Equity Incentive Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-96543) on July 16, 2002. *
10.3	1995 Director Option Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-106205) on June 17, 2003.*
10.4	LSI Logic Corporation International Employee Stock Purchase Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-115762) on May 21, 2004.*
10.5	Form of LSI Logic Corporation Change of Control Severance Agreement between LSI Logic Corporation and each of its executive officers. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.*
10.6	Technology Transfer Agreement between LSI Logic Corporation and Wafer Technology (Malaysia) Sdn. Bhd., dated September 8, 1999. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.+
10.7	Mint Technology, Inc. Amended 1996 Stock Option Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-34285) on August 25, 1997.*
10.8	Registrant’s Amended and Restated Employee Stock Purchase Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-115762) on May 21, 2004.*
10.9	Symbios Logic, Inc. 1995 Stock Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-62159) on August 25, 1998.
10.10	LSI Logic Corporation 1999 Nonstatutory Stock Option Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-96549) on July 16, 2002.*
10.11	SEEQ Technology, Inc. Amended and Restated 1982 Stock Option Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-81435) on June 24, 1999.*
10.12	IntraServer Technology, Inc. 1998 Stock Option Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-38746) on June 7, 2000.

10.13	DataPath Systems, Inc. Amended 1994 Stock Option Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-42888) on August 2, 2000.*
10.14	DataPath Systems, Inc. Amended and Restated 1997 Stock Option Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-42888) on August 2, 2000.*
10.15	Syntax Systems, Inc. Restated Stock Option Plan of January 5, 1999. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-52050) on December 18, 2000.*
10.16	C-Cube Microsystems Inc. 2000 Stock Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-62960) on June 14, 2001.
10.17	Wilfred J. Corrigan Employment Agreement dated as of September 20, 2001. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.*
10.18	Manufacturing Technology Joint Development and Foundry Supply Agreement dated as of March 30, 2001 by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.+
10.19	LSI Logic Corporation 2003 Equity Incentive Plan. Incorporated by reference to exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006.*
10.20	Registration Rights Agreement between LSI Logic Corporation and Morgan Stanley & Co., Inc., dated May 16, 2003. Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.21	LSI Logic Corporation 1991 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.*
10.22	Form of Notice of Grant under LSI Logic Corporation Nonqualified Stock Option Agreement. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.*
10.23	LSI Logic Corporation 2003 Equity Incentive Plan Restricted Stock Unit Agreement. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.*
10.24	Engenio Information Technologies, Inc. Amended and Restated 2004 Equity Incentive Plan. Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K on November 4, 2004.*
10.25	Engenio Information Technologies, Inc. 2004 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K on November 4, 2004.*
10.26	Form of Notice of Grant under Engenio Information Technologies, Inc. 2004 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K on November 4, 2004.*
10.27	Lease Agreement dated June 30, 2004, for 670 N. McCarthy Boulevard, Milpitas, California, between Engenio Information Technologies, Inc. and The Irvine Company. Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.28	First Amendment, dated October 28, 2004, to the Lease Agreement (dated June 30, 2004), for 670 N. McCarthy Boulevard, Milpitas, California, between Engenio Information Technologies, Inc. and The Irvine Company. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.29	Lease Agreement dated December 31, 2003, for 1621 Barber Lane, Milpitas, California, between the Registrant and Limar Realty Corp. #9. Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.30	Lease Agreement dated December 31, 2003, for 765 Sycamore Drive, Milpitas, California, between the Registrant and Limar Realty Corp. #4. Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.31	Lease Agreement dated December 31, 2003, for 1501 McCarthy Boulevard, Milpitas, California, between the Registrant and Limar Realty Corp. #4. Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.32	Lease Agreement dated February 20, 2004, for 1855 Barber Lane, Milpitas, California, between the Registrant and TriNet Milpitas Associates, LLC. Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.33	Lease Agreement dated February 20, 2004, for 560 Cottonwood Drive, Milpitas, California, between the Registrant and TriNet Milpitas Associates, LLC. Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.34	Assignment and Assumption of Lease dated May 27, 2004, for 5400 Airport Boulevard, Suites 100 and 200, Boulder, Colorado, between LakeCentre Plaza Limited, Ltd., LLLP and Engenio Information Technologies, Inc. Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.35	Lease Modification Agreement dated June 21, 2004, for 5400 Airport Boulevard, Suites 100 and 200, Boulder, Colorado, between LakeCentre Plaza Limited, Ltd., LLLP and Engenio Information Technologies, Inc. Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.36	Form of Notice of Grant of Restricted Stock Units under LSI Logic Corporation 2003 Equity Incentive Plan. Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.37	LSI Logic Corporation 2004 16(b) Executive Officer Incentive Plan. Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.38	Summary Description of the Engenio Information Technologies, Inc. 2004 Incentive Plan. Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.39	Summary Description of LSI Logic Corporation 2005 Semiconductor Incentive Plan. . Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K on April 7, 2005.*
10.40	Summary Description of Engenio Technologies, Inc. 2005 Incentive Plan. Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K on April 7, 2005.*
10.41	Form of Annual Director Option Agreement. Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K on April 7, 2005.*
10.42	Form of Notice of Grant of Stock Options and Option Agreement. Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K on April 7, 2005.*
10.43	Employment Agreement with Abhijit Y. Talwalkar, effective as of May 23, 2005. Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K on May 24, 2005.*
10.44	Amendment No. 1 to the LSI Logic Corporation 1991 Equity Incentive Stock Option Agreement dated August 15, 1997 with Wilfred J. Corrigan. Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K on June 17, 2005.*
10.45	Amendment No. 1 to the LSI Logic Corporation 1991 Equity Incentive Stock Option Agreement dated November 20, 1998 with Wilfred J. Corrigan. Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K on June 17, 2005.*
10.46	Standalone Stock Option Agreement issued to Abhijit Y. Talwalkar. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-126594) on July 14, 2005.*
10.47	Abhijit Y. Talwalkar LSI Logic Corporation 2003 Equity Incentive Plan Nonqualified Stock Option Agreement, effective as of June 1, 2005. Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005. *
10.48	Abhijit Y. Talwalkar Notice of Grant under LSI Logic Corporation 2003 Equity Incentive Plan Nonqualified Stock Option Agreement, effective as of June 1, 2005. Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005.*+
10.49	LSI Logic Corporation 2003 Equity Incentive Plan Nonqualified Stock Option “Agreement. Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005.*
10.50	LSI Logic Corporation Form of Notice of Grant of Stock Options under the 2003 Equity Incentive Plan. Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005.*

10.51	Separation Agreement with W. Richard Marz, effective October 5, 2005. Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K on October 11, 2005.*
10.52	Asset Purchase Agreement between the Registrant and Semiconductor Components Industries, LLC, dated as of April 5, 2006. Incorporated by reference to exhibits filed by ON Semiconductor Corporation with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.+
10.53	Written Description of 2006 Incentive Plan. Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K on February 15, 2006.*
10.54	LSI Logic Corporation Incentive Plan, as amended and restated on March 10, 2004. Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K on February 15, 2006.*
10.55	Wafer Supply and Test Services Agreement between the Registrant and Semiconductor Components Industries, LLC, dated as of May 16, 2006. Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006.+
10.56	Letter Agreement dated June 13, 2005 between the Registrant and Wilfred J. Corrigan. Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006.*
10.57	Agreement dated August 14, 2006, between LSI Logic Corporation and Joseph M. Zelayeta. Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K on August 14, 2006.*
14.1	Code of Ethics for Principal Executive and Senior Financial Officers of LSI Logic Corporation. Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page in this Annual Report on Form 10-K).
31.1	Certification of the Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-15(e) and 15de-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Denotes management contract or compensatory plan or arrangement.

+	Confidential treatment has been granted with respect to certain portions of these exhibits. Redacted versions have been filed with the Securities and Exchange Commission.

**	Furnished, not filed.

(b) EXHIBITS.

See Item 15(a)(3), above.

(c) FINANCIAL STATEMENT SCHEDULE

See Item 15(a)(2), above.

TRADEMARK ACKNOWLEDGMENTS

The LSI Logic logo design, CoreWare, GigaBlaze, MegaRAID, RapidChip, and SeriaLink are registered trademarks of LSI Logic Corporation; Fusion-MPT and Zevio are trademarks of LSI Logic Corporation.

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

Dated: February 27, 2007

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

Signature	Title	Date

/s/ Abhijit Y. Talwalkar (Abhijit Y. Talwalkar)	President and Chief Executive Officer and Director	February 27, 2007

/s/ Bryon Look (Bryon Look)	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2007

/s/ Timothy Y. Chen (Timothy Y. Chen)	Director	February 26, 2007

/s/ Malcolm R. Currie (Malcolm R. Currie)	Director	February 27, 2007

/s/ Charles A. Haggerty (Charles A. Haggerty)	Director	February 28, 2007

/s/ James H. Keyes (James H. Keyes)	Director	February 27, 2007

/s/ John H. F. Miner (John H. F. Miner)	Director	February 26, 2007

Signature	Title	Date

/s/ R. Douglas Norby (R. Douglas Norby)	Director	February 27, 2007

/s/ Matthew J. O’Rourke (Matthew J. O’Rourke)	Director	February 26, 2007

/s/ Gregorio Reyes (Gregorio Reyes)	Director	March 1, 2007

INDEX TO EXHIBITS

2.1	Agreement and Plan of Reorganization dated March 26, 2001 by and among Registrant, Clover Acquisition Corporation and C-Cube Microsystems Inc. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-4 (No. 333-58862) on April 13, 2001.
2.2	Agreement and Plan of Merger dated as of December 3, 2006 by and among Registrant, Atlas Acquisition Corp. and Agere Systems Inc. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-4 (No. 333-139642) on December 22, 2006.
3.1	Restated Certificate of Incorporation of Registrant. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-46436) on September 22, 2000.
3.2	By-laws of Registrant. Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed on September 3, 2004.
4.1	Indenture dated as of May 16, 2003, between LSI Logic Corporation and U.S. Bank, N.A., as Trustee relating to 2003 Convertible Notes. Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
4.2	Amended and Restated Preferred Shares Rights Agreement, dated as of November 20, 1998, between LSI Logic Corporation and BankBoston N.A. Incorporated by reference to exhibits filed with the Registrant’s Report on Form 8-A/A filed on December 8, 1998.
4.3	Amendment No. 1 to Amended and Restated Preferred Shares Rights Agreement, dated as of February 19, 1999, between LSI Logic Corporation and BankBoston N.A. Incorporated by reference to exhibits filed with the Registrant’s Report on Form 8-A/A filed on June 17, 2003.
4.4	Amendment to Amended and Restated Preferred Shares Rights Agreement, dated as of August 16, 2001, by and among LSI Logic Corporation, Fleet bank f/k/a BankBoston N.A. and EquiServe Trust Company, N.A. Incorporated by reference to exhibits filed with the Registrant’s Report on Form 8-A/A filed on June 17, 2003.
4.5	See Exhibit 3.1.
10.1	Form of Indemnification Agreement between Registrant and our officers, directors and certain key employees. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987.*
10.2	Amended and Restated LSI Logic Corporation 1991 Equity Incentive Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-96543) on July 16, 2002.*
10.3	1995 Director Option Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-106205) on June 17, 2003.*
10.4	LSI Logic Corporation International Employee Stock Purchase Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-115762) on May 21, 2004.*
10.5	Form of LSI Logic Corporation Change of Control Severance Agreement between LSI Logic Corporation and each of its executive officers. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.*
10.6	Technology Transfer Agreement between LSI Logic Corporation and Wafer Technology (Malaysia) Sdn. Bhd., dated September 8, 1999. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.+
10.7	Mint Technology, Inc. Amended 1996 Stock Option Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-34285) on August 25, 1997.*
10.8	Registrant’s Amended and Restated Employee Stock Purchase Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-115762) on May 21, 2004.*
10.9	Symbios Logic, Inc. 1995 Stock Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-62159) on August 25, 1998
10.10	LSI Logic Corporation 1999 Nonstatutory Stock Option Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-96549) on July 16, 2002.*
10.11	SEEQ Technology, Inc. Amended and Restated 1982 Stock Option Plan. Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-81435) on June 24, 1999.*
10.12	IntraServer Technology, Inc. 1998 Stock Option Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-38746) on June 7, 2000.
10.13	DataPath Systems, Inc. Amended 1994 Stock Option Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-42888) on August 2, 2000.*

10.14	DataPath Systems, Inc. Amended and Restated 1997 Stock Option Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-42888) on August 2, 2000.*
10.15	Syntax Systems, Inc. Restated Stock Option Plan of January 5, 1999. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-52050) on December 18, 2000.*
10.16	C-Cube Microsystems Inc. 2000 Stock Plan. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-62960) on June 14, 2001.
10.17	Wilfred J. Corrigan Employment Agreement dated as of September 20, 2001. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.*
10.18	Manufacturing Technology Joint Development and Foundry Supply Agreement dated as of March 30, 2001 by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.+
10.19	LSI Logic Corporation 2003 Equity Incentive Plan. Incorporated by reference to exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006.*
10.20	Registration Rights Agreement between LSI Logic Corporation and Morgan Stanley & Co., Inc., dated May 16, 2003. Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.21	LSI Logic Corporation 1991 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.*
10.22	Form of Notice of Grant under LSI Logic Corporation Nonqualified Stock Option Agreement. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.*
10.23	LSI Logic Corporation 2003 Equity Incentive Plan Restricted Stock Unit Agreement. Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.*
10.24	Engenio Information Technologies, Inc. Amended and Restated 2004 Equity Incentive Plan. Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K on November 4, 2004.*
10.25	Engenio Information Technologies, Inc. 2004 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K on November 4, 2004.*
10.26	Form of Notice of Grant under Engenio Information Technologies, Inc. 2004 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K on November 4, 2004.*
10.27	Lease Agreement dated June 30, 2004, for 670 N. McCarthy Boulevard, Milpitas, California, between Engenio Information Technologies, Inc. and The Irvine Company. Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.28	First Amendment, dated October 28, 2004, to the Lease Agreement (dated June 30, 2004), for 670 N. McCarthy Boulevard, Milpitas, California, between Engenio Information Technologies, Inc. and The Irvine Company. Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.29	Lease Agreement dated December 31, 2003, for 1621 Barber Lane, Milpitas, California, between the Registrant and Limar Realty Corp. #9. Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.30	Lease Agreement dated December 31, 2003, for 765 Sycamore Drive, Milpitas, California, between the Registrant and Limar Realty Corp. #4. Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.31	Lease Agreement dated December 31, 2003, for 1501 McCarthy Boulevard, Milpitas, California, between the Registrant and Limar Realty Corp. #4. Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.32	Lease Agreement dated February 20, 2004, for 1855 Barber Lane, Milpitas, California, between the Registrant and TriNet Milpitas Associates, LLC. Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.33	Lease Agreement dated February 20, 2004, for 560 Cottonwood Drive, Milpitas, California, between the Registrant and TriNet Milpitas Associates, LLC. Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.34	Assignment and Assumption of Lease dated May 27, 2004, for 5400 Airport Boulevard, Suites 100 and 200, Boulder, Colorado, between LakeCentre Plaza Limited, Ltd., LLLP and Engenio Information Technologies, Inc. Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.35	Lease Modification Agreement dated June 21, 2004, for 5400 Airport Boulevard, Suites 100 and 200, Boulder, Colorado, between LakeCentre Plaza Limited, Ltd., LLLP and Engenio Information Technologies, Inc. Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.36	Form of Notice of Grant of Restricted Stock Units under LSI Logic Corporation 2003 Equity Incentive Plan. Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.37	LSI Logic Corporation 2004 16(b) Executive Officer Incentive Plan. Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.38	Summary Description of the Engenio Information Technologies, Inc. 2004 Incentive Plan. Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.39	Summary Description of LSI Logic Corporation 2005 Semiconductor Incentive Plan. . Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K on April 7, 2005.*
10.40	Summary Description of Engenio Technologies, Inc. 2005 Incentive Plan. Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K on April 7, 2005.*
10.41	Form of Annual Director Option Agreement. Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K on April 7, 2005.*
10.42	Form of Notice of Grant of Stock Options and Option Agreement. Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K on April 7, 2005.*
10.43	Employment Agreement with Abhijit Y. Talwalkar, effective as of May 23, 2005. Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K on May 24, 2005.*
10.44	Amendment No. 1 to the LSI Logic Corporation 1991 Equity Incentive Stock Option Agreement dated August 15, 1997 with Wilfred J. Corrigan. Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K on June 17, 2005.*
10.45	Amendment No. 1 to the LSI Logic Corporation 1991 Equity Incentive Stock Option Agreement dated November 20, 1998 with Wilfred J. Corrigan. Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K on June 17, 2005.*
10.46	Standalone Stock Option Agreement issued to Abhijit Y. Talwalkar. Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-8 (No. 333-126594) on July 14, 2005.*
10.47	Abhijit Y. Talwalkar LSI Logic Corporation 2003 Equity Incentive Plan Nonqualified Stock Option Agreement, effective as of June 1, 2005. Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005.*
10.48	Abhijit Y. Talwalkar Notice of Grant under LSI Logic Corporation 2003 Equity Incentive Plan Nonqualified Stock Option Agreement, effective as of June 1, 2005. Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005.*+
10.49	LSI Logic Corporation 2003 Equity Incentive Plan Nonqualified Stock Option “Agreement. Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005.*
10.50	LSI Logic Corporation Form of Notice of Grant of Stock Options under the 2003 Equity Incentive Plan. Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005.*
10.51	Separation Agreement with W. Richard Marz, effective October 5, 2005. Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K on October 11, 2005.*
10.52	Asset Purchase Agreement between the Registrant and Semiconductor Components Industries, LLC, dated as of April 5, 2006. Incorporated by reference to exhibits filed by ON Semiconductor Corporation with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.+

10.53	Written Description of 2006 Incentive Plan. Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K on February 15, 2006.*
10.54	LSI Logic Corporation Incentive Plan, as amended and restated on March 10, 2004. Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K on February 15, 2006.*
10.55	Wafer Supply and Test Services Agreement between the Registrant and Semiconductor Components Industries, LLC, dated as of May 16, 2006. Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006.+
10.56	Letter Agreement dated June 13, 2005 between the Registrant and Wilfred J. Corrigan. Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006.*
10.57	Agreement dated August 14, 2006, between LSI Logic Corporation and Joseph M. Zelayeta. Incorporated by reference to exhibits filed with Registrant’s Current Report on Form 8-K on August 14, 2006.*
14.1	Code of Ethics for Principal Executive and Senior Financial Officers of LSI Logic Corporation. Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page in this Annual Report on Form 10-K).
31.1	Certification of the Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-15(e) and 15d-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-15(e) and 15de-1(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Denotes management contract or compensatory plan or arrangement.

+	Confidential treatment has been granted with respect to certain portions of these exhibits. Redacted versions have been filed with the Securities and Exchange Commission.

**	Furnished, not filed.