Form 10-Q
period 2007-04-01
LSI CORP
filed 2007-05-11
CIK 703360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 1, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-10317
LSI CORPORATION
(Exact name of registrant as specified in its charter

Delaware (State of Incorporation)	94-2712976 (I.R.S. Employer Identification Number)
1621 Barber Lane
Milpitas, California 95035
(Address of principal executive offices)
(Zip code)
(408) 433-8000
(Registrant’s telephone number, including area code)

LSI Logic Corporation (Former Name)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
                         Large Accelerated Filer ☑                    Accelerated Filer ☐                  Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of May 4, 2007, there were 767,901,169 shares of the registrant’s Common Stock, $.01 par value, outstanding.

LSI CORPORATION
Form 10-Q
For the Quarter Ended April 1, 2007
INDEX

		Page
		No.
	PART I. FINANCIAL INFORMATION

Item 1	Financial Statements
	Condensed Consolidated Balance Sheets as of April 1, 2007 (unaudited) and December 31, 2006	3
	Condensed Consolidated Statements of Operations for the three months ended April 1, 2007 and April 2, 2006 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2007 and April 2, 2006 (unaudited)	5
	Notes to unaudited Condensed Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4	Controls and Procedures	23

	PART II. OTHER INFORMATION
Item 1	Legal Proceedings	23
Item 1A	Risk Factors	23
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 4	Submission of Matters to a Vote of Security Holders	27
Item 6	Exhibits	27
	Signatures	29
	Index to Exhibits
EXHIBIT 4.1
EXHIBIT 10.18
EXHIBIT 10.19
EXHIBIT 10.20
EXHIBIT 10.21
EXHIBIT 10.22
EXHIBIT 10.23
EXHIBIT 10.24
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LSI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	April 1,	December 31,
	2007	2006

	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$445,521	$327,800
Short-term investments	571,121	681,137
Accounts receivable, less allowances of $9,027 and $13,871	303,369	348,638
Inventories	229,067	209,470
Prepaid expenses and other current assets	62,315	68,692

Total current assets	1,611,393	1,635,737

Property and equipment, net	89,246	86,045
Other intangible assets, net	64,799	59,484
Goodwill	932,978	932,323
Other assets	103,413	138,555

Total assets	$2,801,829	$2,852,144

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$162,904	$200,189
Accrued salaries, wages and benefits	72,347	82,292
Other accrued liabilities	136,614	155,986
Income taxes payable	11,820	88,304

Total current liabilities	383,685	526,771

Long-term debt	350,000	350,000
Tax-related liabilities and other	131,540	79,400

Total long-term obligations and other liabilities	481,540	429,400

Commitments and contingencies (Note 10)

Minority interest in subsidiary	235	235

Stockholders’ equity:
Preferred shares; $.01 par value; 2,000 shares authorized; none outstanding	—	—
Common stock; $.01 par value; 1,300,000 shares authorized; 404,763 and 403,680 shares outstanding	4,048	4,037
Additional paid-in capital	3,116,902	3,102,178
Accumulated deficit	(1,198,079)	(1,220,306)
Accumulated other comprehensive income	13,498	9,829

Total stockholders’ equity	1,936,369	1,895,738

Total liabilities and stockholders’ equity	$2,801,829	$2,852,144

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	April 1, 2007	April 2, 2006

	(In thousands, except per share amounts)
Revenues	$465,415	$475,884
Cost of revenues	265,614	271,395

Gross profit	199,801	204,489

Research and development	103,847	102,274
Selling, general and administrative	61,610	68,878
Restructuring of operations and other items, net	(8,080)	5,650
Acquired in-process research and development	6,500	—
Amortization of intangibles	5,285	11,216

Income from operations	30,639	16,471
Interest expense	(3,890)	(6,330)
Interest income and other, net	10,531	9,527

Income before income taxes	37,280	19,668
Provision for income taxes	7,456	6,500

Net income	$29,824	$13,168

Net income per share:

Basic	$0.07	$0.03

Diluted	$0.07	$0.03

Shares used in computing per share amounts:
Basic	404,230	394,851

Diluted	409,808	402,189

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	April 1, 2007	April 2, 2006
	(In thousands)
Operating activities:
Net income	$29,824	$13,168
Adjustments:
Depreciation and amortization	18,576	25,335
Stock-based compensation expense	11,184	11,831
Non-cash restructuring and other items	228	(2,958)
Acquired in-process research and development	6,500	—
Non-cash foreign exchange loss/(gain)	389	(588)
Gain on sale of equity securities	—	(1,429)
Gain on sale of property and equipment	(9,662)	—
Changes in deferred tax assets and liabilities	31	(3)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	45,450	56,889
Inventories	(19,654)	8,693
Prepaid expenses and other assets	24,565	9,404
Accounts payable	(36,469)	(23,008)
Accrued and other liabilities	(14,980)	2,226

Net cash provided by operating activities	55,982	99,560

Investing activities:
Purchase of debt securities available-for-sale	(60,630)	(166,193)
Proceeds from maturities and sales of debt securities available-for-sale	174,392	108,166
Purchases of equity securities	—	(150)
Proceeds from sale of equity securities	—	1,555
Purchases of property, equipment and software	(20,503)	(15,978)
Proceeds from sale of property and equipment	12,511	—
Adjustment to goodwill acquired in a prior year for resolution of a pre-acquisition income tax contingency	2,442	—
Acquisitions of companies, net of cash acquired	(52,079)	—

Net cash provided by/(used in) investing activities	56,133	(72,600)

Financing activities:
Issuance of common stock	5,671	11,988

Net cash provided by financing activities	5,671	11,988

Effect of exchange rate changes on cash and cash equivalents	(65)	233

Increase in cash and cash equivalents	117,721	39,181

Cash and cash equivalents at beginning of year	327,800	264,649

Cash and cash equivalents at end of period	$445,521	$303,830

          The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
     For financial reporting purposes, LSI Corporation (the “Company” or “LSI”) reports on a 13 or 14-week quarter with a year ending December 31. The current quarter ended April 1, 2007. The results of operations for the quarter ended April 1, 2007, are not necessarily indicative of the results to be expected for the full year. The first quarter in each of 2007 and 2006 consisted of 13 weeks.
     The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from these estimates.
     In management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and restructuring and other items, net as discussed in Note 3), necessary to state fairly the financial information included herein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FAS 109”).” FIN 48 prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in (a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, (b) a reduction in a deferred tax asset or an increase in a deferred tax liability or (c) both (a) and (b). Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation.
     As of January 1, 2007, the Company adopted the provisions of FIN 48. The Company recognized the cumulative effect of $3.4 million increase to the opening balance of accumulated deficit as of January 1, 2007. The amount of unrecognized tax benefit as of January 1, 2007 after the FIN 48 adjustment was $132.6 million. The entire unrecognized tax benefit as of January 1, 2007 of $102.6 million relates to unrecognized tax positions that, if recognized, would affect the annual effective tax rate of the Company. As of the date of adoption, the Company did not expect any uncertain tax benefits to significantly increase or decrease within the next 12 months.
     The Company files income tax returns at the U.S. federal level and in various states and foreign jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. The Company’s subsidiary in Hong Kong is currently under audit for the years 1997 to 2001.
     The Company recognizes interest and penalties accrued in relation to unrecognized tax benefits in tax expense. At January 1, 2007, the Company had accrued approximately $32.3 million for the payment of interest and penalties.
     In June 2006, the FASB Emerging Issues Task Force issued EITF Issue No. 06-2 (“EITF 06-02”), “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 (“FAS 43”), Accounting for Compensated Absences.” EITF

06-02 addresses the accounting for an employee’s right to a compensated absence under a sabbatical or other similar benefit arrangement that is unrestricted (that is, the employee is not required to perform any services for or on behalf of the entity during the absence) and that requires the completion of a minimum service period and in which the benefit does not increase with additional years of service. For sabbatical arrangements meeting these criteria, EITF 06-02 concludes that the accumulated criteria have been met in paragraph 6(b) of FAS 43 and that if the remaining sections of paragraph 6 are met, the sabbatical arrangement should be accrued over the requisite service period, which for the Company would be 10 years. The Company offers a sabbatical of 20 days to full-time employees upon completion of 10 years of service. EITF 06-02 is effective for the Company on January 1, 2007, and the provisions of EITF 06-02 allow for either retrospective application or a cumulative effect adjustment upon adoption. The Company adopted EITF 06-02 in the first quarter of 2007, with a cumulative effect adjustment to retained earnings of $4.2 million.
     The impact of the adoption of FIN. 48 and EITF 06-02 on the opening balance of accumulated deficit as of January 1, 2007 is as follows (in thousands):

Accumulated deficit as of December 31, 2006	$(1,220,306)
Impact of adoption of FIN 48 on accumulated deficit as of January 1, 2007	(3,393)
Impact of adoption of EITF 06-02 on accumulated deficit as of January 1, 2007	(4,204)

Accumulated deficit as of January 1, 2007	$(1,227,903)

     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. FAS 157 is effective for fiscal years beginning after November 15, 2007, and will be applied prospectively. The Company is currently evaluating the impact that the provisions of FAS 157 will have on the Company’s consolidated balance sheet and statement of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in the first quarter of 2008, although earlier adoption is permitted. The Company is currently evaluating the impact that SFAS 159 will have on its consolidated financial statements.
NOTE 2 — STOCK-BASED COMPENSATION
     Stock-based compensation expense under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS 123R”) for the three months ended April 1, 2007 and for the three months ended April 2, 2006 was $11.2 million and $11.8 million, respectively. Stock-based compensation costs capitalized to inventory and software for the three months ended April 1, 2007 are not significant.
     The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period (the requisite service period), on a straight-line basis. The table below summarizes stock-based compensation expense, related to employee stock options, Employee Stock Purchase Plan (“ESPP”) and restricted stock unit awards under SFAS 123R for the three months ended April 1, 2007 and April 2, 2006, respectively.

	Three months ended
Stock-based compensation expense:	April 1, 2007	April 2, 2006
	(In thousands)
Cost of revenues	$1,944	$1,525
Research and development	4,717	4,522
Selling, general and administrative	4,523	5,784

Total stock-based compensation expense	$11,184	$11,831

Stock Options
     The fair value of each option grant is estimated on the date of grant using a reduced form calibrated binominal lattice model (the “lattice model”). This model requires the use of historical data for employee exercise behavior and the use of assumptions outlined in the following table:

	Three months ended	Three months ended
Employee Stock Options Granted	April 1, 2007	April 2, 2006

Weighted average estimated grant date fair value	$3.35	$3.37
Weighted average assumptions in calculation:
Expected life (years)	4.35	4.25
Risk-free interest rate	4.73%	4.59%
Volatility	46.27%	47.84%
     The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the lattice model. The expected life of employee stock options is affected by all of the underlying assumptions and calibration of the Company’s model.
     The Company used an equally weighted combination of historical and implied volatilities as of the grant date. The historical volatility is the standard deviation of the daily stock returns for LSI from the date of the Company’s initial public offering in 1983. The Company used implied volatilities of near-the-money LSI traded call options as stock options are call options that are granted at- the-money. The historical and implied volatilities were annualized and equally weighted to determine the volatilities as of the grant date. Management believes that the equally weighted combination of historical and implied volatilities is more representative of future stock price trends than sole use of historical implied volatilities.
     The risk-free interest rate assumption is based upon observed interest rates of constant maturity U.S. Treasury securities appropriate for the term of the Company’s employee stock options.
     The lattice model assumes that employees’ exercise behavior is a function of the option’s remaining life and the extent to which the option is in-the-money. The lattice model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations on all past option grants made by the Company since the initial public offering in 1983.
     Because stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
     A summary of the changes in stock options outstanding under the Company’s equity-based compensation plans during the three months ended April 1, 2007 is presented below:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Number of	Exercise	Remaining	Value
	Shares	Price Per	Contractual	(In
	(In thousands)	Share	Term (In years)	thousands)

Options outstanding at December 31, 2006	56,750	$11.92	—	—
Options granted	9,107	9.33	—	—
Options exercised	(853)	(6.65)	—	—
Options canceled	(1,194)	(15.04)	—	—

Options outstanding at April 1, 2007	63,810	$11.56	4.82	$110,664

Options exercisable at April 1, 2007	36,675	$13.85	3.93	$56,553

     As of April 1, 2007, total unrecognized compensation expense related to nonvested stock options, net of estimated forfeitures, was approximately $87.9 million and is expected to be recognized over the next 3.0 years calculated on a weighted average basis. The total intrinsic value of options exercised in the first quarter of 2007 was $2.8 million. Cash received from stock option exercises was $5.7 million for the three months ended April 1, 2007.
     The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as a number of highly complex and subjective assumptions. The Company uses third-party consultants to assist in developing the assumptions used in, as well as calibrating, the lattice model. The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards.
     Employee Stock Purchase Plans

     The Company also has two employee stock purchase plans (“ESPPs”), one for U.S. employees and one for employees outside the U.S., under which rights are granted to employees to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of a 12-month offering period or the end of each six-month purchase period within such an offering period. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. No shares were issued under the ESPPs during the quarter ended April 1, 2007.
Restricted Stock Awards
     Under the 2003 Equity Incentive Plan (“2003 Plan”), the Company may grant restricted stock or restricted stock units. No participant may be granted more than a total of 0.5 million shares of restricted stock or restricted stock units in any year. The vesting requirements for the these awards are determined by the Compensation Committee of the Board of Directors. The Company typically grants restricted stock units, vesting of which is subject to the employee’s continuing service to the Company. The cost of these awards is determined using the fair value of the Company’s common stock on the date of grant and compensation expense is recognized over the vesting period on a straight-line basis.
     A summary of the changes in restricted stock unit awards outstanding during the three months ended April 1, 2007 is presented below:

Number of
Shares
(In thousands)
Non-vested shares at December 31, 2006	1,910
Granted	1,600
Vested	(450)
Forfeited	(48)

Non-vested shares at April 1, 2007	3,012

     As of April 1, 2007, the Company had approximately $23.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit awards, which will be recognized over the weighted average period of 3.18 years. The fair value of shares vested in the first quarter of 2007 was $4.6 million.
NOTE 3 — RESTRUCTURING AND OTHER ITEMS
     The Company recorded a net credit of $8.1 million in restructuring of operations and other items for the three months ended April 1, 2007. A credit of $8.2 million was recorded in the Semiconductor segment and a charge of $0.1 million was recorded in the Storage Systems segment. The Company recorded charges of $5.7 million in restructuring of operations and other items during the three months ended April 2, 2006. Of these charges, $4.7 million was recorded in the Semiconductor segment and $1.0 million was recorded in the Storage Systems segment. For a complete discussion of the 2006 restructuring actions, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Restructuring and impairment of long-lived assets:
First quarter of 2007:
     The credit of $8.1 million resulted from the following items:
•	$10.4 million net gain was recorded for the sale of land in Colorado, which had a net book value of $2.0 million. Total proceeds from the sale were $12.4 million. The gain was offset in part by a charge of $0.2 million associated with certain other asset write-offs;

•	A credit of $0.5 million was recorded for changes in sublease assumptions for certain previously accrued facility lease termination costs;

•	An expense of $0.7 million was recorded to reflect the change in time value of accruals for facility lease termination costs; and

•	An expense of $1.9 million was recorded for severance and termination benefits for employees.
     Assets held for sale of $18.0 million and $20.1 million were included as a component of prepaid expenses and other current assets as of April, 1, 2007, and December 31, 2006, respectively. Assets classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell and not depreciated. The fair values of impaired equipment and facilities were researched and estimated by management using the assistance of third party appraisers. Given that current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that the Company will realize the current net carrying value of the assets held for sale. The Company reassesses the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary.
     The following table sets forth the Company’s restructuring reserves as of December 31, 2006 and April 1, 2007, which are included in other accrued liabilities on the balance sheet, and the activity affecting the reserves during the three months ended April 1, 2007:

	Balance at	Restructuring	Utilized	Balance at
	December 31,	Expense	during Q1	April 1,
	2006	Q1 2007	2007	2007

	(In thousands)
Write-down of excess assets (a)	$—	$(10,143)	$10,143	$—
Lease terminations (b)	23,169	189	(2,952)	20,406
Payments to employees for severance (c)	342	1,874	(449)	1,767

Total	$23,511	$(8,080)	$6,742	$22,173

(a)	The credit includes the gain from the sale of the land in Colorado, offset in part by a charge of $0.2 million associated with certain asset write-offs.

(b)	Amounts utilized represent cash payments. The balance remaining for real estate lease terminations is expected to be paid during the remaining terms of these contracts, which extend through 2011.

(c)	Amounts utilized represent cash severance payments to 6 employees during the three months ended April 1, 2007. The balance remaining for severance is expected to be paid by the end of 2007.
NOTE 4 — BUSINESS COMBINATIONS
     The Company actively evaluates strategic acquisitions that build upon the Company’s existing library of intellectual property, human capital and engineering talent, and seeks to increase the Company’s leadership position in the markets in which the Company operates.
     On March 13, 2007, the Company completed the acquisition of SiliconStor, Inc., which was accounted for under the purchase method of accounting. There were no material acquisitions for the three months ended April 2, 2006. Pro forma statements of earnings information has not been presented because the effect of this acquisition was not material. The table below provides information about this acquisition.

Fair Value of
Tangible Net
Entity Name;		Total		Assets/			In-Process
Segment Included in;		Purchase	Type of	(Liabilities)		Amortizable	Research and
Description of Acquired Business	Acquisition Date	Price	Consideration	Acquired	Goodwill	Intangible Assets	Development

(dollars in millions)
SiliconStor, Inc.; Semiconductor segment; silicon solutions for enterprise storage based on SAS and FC-SATA	March 13, 2007	$56.4	$56.4 cash	$1.5	$37.8	$10.6	$6.5

     Merger with Agere.On December 3, 2006, the Company entered into an Agreement and Plan of Merger with Agere. Agere is a provider of integrated circuit solutions for a variety of computing and communications applications. Some of Agere’s solutions include related software and reference designs. Agere’s solutions are used in products such as hard disk drives, mobile phones, high-speed communications systems and personal computers. Agere also licenses its intellectual property to others.
     On March 29, 2007, the stockholders of LSI and Agere approved proposals relating to the merger with Agere Systems at special meetings held on the same day. The merger closed on April 2, 2006. See Note 11.
NOTE 5 — BALANCE SHEET DETAIL

	April 1,	December 31,
	2007	2006

	(In thousands)
Cash and cash equivalents:
Cash in financial institutions	$37,235	$50,478
Cash equivalents	408,286	277,322

	$445,521	$327,800

Available-for-sale debt securities:
Asset and mortgage-backed securities	$291,906	$363,723
U.S. government and agency securities	240,310	272,287
Corporate and municipal debt securities	38,905	45,127

Total short-term investments	$571,121	$681,137

Long-term investments in equity securities:
Marketable equity securities available-for-sale	$2,815	$2,827
Non-marketable equity securities	9,976	12,973

Total long-term investments in equity securities	$12,791	$15,800

Inventories:
Raw materials	$48,301	$44,151
Work-in-process	54,670	52,497
Finished goods	126,096	112,822

	$229,067	$209,470

NOTE 6— RECONCILIATION OF BASIC AND DILUTED INCOME PER SHARE
     A reconciliation of the numerators and denominators used in the basic and diluted net income per share computations are as follows:

	Three Months Ended
	April 1, 2007			April 2, 2006
			Per-Share			Per-Share
	Income*	Shares+	Amount	Income*	Shares+	Amount
		(In thousands except per share amounts)
Basic EPS:
Net income available to common stockholders	$29,824	404,230	$0.07	$13,168	394,851	$0.03

Stock options, employee stock purchase rights and restricted stock unit awards	—	5,578	—	—	7,338	—

Diluted EPS:
Net income available to common stockholders	$29,824	409,808	$0.07	$13,168	402,189	$0.03

*	Numerator

+	Denominator

     Options to purchase 42,304,732 and 45,195,499 shares during the three months ended April 1, 2007 and April 2, 2006, respectively, were excluded from the computation of diluted shares because of their antidilutive effect on net income per share.
     For the three months ended April 1, 2007, a weighted average of 26,080,460 potentially dilutive shares associated with the 2003 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on net income per share. For the three months ended April 2, 2006, a weighted average of 36,401,581 potentially dilutive shares associated with the 2003 and 2001 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on net income per share.
NOTE 7 — SEGMENT REPORTING
     The Company operates in two reportable segments — the Semiconductor segment and the Storage Systems segment — in which the Company offers products and services for a variety of electronic systems applications. LSI’s products are marketed primarily to original equipment manufacturers (“OEMs”) that sell products to the Company’s target markets.
     The following is a summary of operations by segment for the three months ended April 1, 2007 and April 2, 2006:

	Three months ended
	April 1, 2007	April 2, 2006
	(In thousands)
Revenues:
Semiconductor	$272,374	$298,374
Storage Systems	193,041	177,510

Total	$465,415	$475,884

Income from operations:
Semiconductor	$27,159	$3,529
Storage Systems	3,480	12,942

Total	$30,639	$16,471

     Intersegment revenues for the periods presented above were not significant. For the three months ended April 1, 2007, restructuring of operations and other items for the Semiconductor and Storage Systems segments were a net credit of $8.2 million and a charge of $0.1 million, respectively. For the three months ended April 2, 2006, restructuring of operations and other items for the Semiconductor and Storage Systems segments were $4.7 million and $1.0 million, respectively.
     Significant Customers. The following table summarizes the number of our significant customers, each of whom accounted for 10% or more of the Company’s revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment:

	Three months ended
	April 1, 2007		April 2, 2006
Semiconductor segment:
Number of significant customers	2		1
Percentage of segment revenues	20%,	14%		19%
Storage Systems segment:
Number of significant customers	2		2
Percentage of segment revenues	45%,	20%	43%,	15%
Consolidated:
Number of significant customers	2		2
Percentage of consolidated revenues	19%,	12%	17%,	12%

     The following is a summary of total assets by segment as of April 1, 2007 and December 31, 2006:

	April 1,	December 31,
	2007	2006
	(In thousands)
Total Assets:
Semiconductor	$2,147,557	$2,212,711
Storage Systems	654,272	639,433

Total	$2,801,829	$2,852,144

     Revenues from domestic operations were $210.7 million, representing 45.3% of consolidated revenues for the three months ended April 1, 2007 compared to $236.9 million, representing 49.8% of consolidated revenues for the three months ended April 2, 2006.
NOTE 8 — COMPREHENSIVE INCOME
     Comprehensive income is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive income, net of taxes for the current reporting period and comparable period in the prior year is as follows:

	Three Months Ended

	April 1,	April 2,
	2007	2006

	(In thousands)

Net income	$29,824	$13,168
Change in unrealized gain/loss on available-for-sale securities	3,264	(3,011)
Change in foreign currency translation adjustments	405	(366)

Comprehensive income	$33,493	$9,791

NOTE 9— RELATED PARTY TRANSACTIONS
     A member of our board of directors is also a member of the board of directors of Seagate Technology. The Company sells semiconductors used in storage product applications to Seagate Technology for prices an unrelated third party would pay for such products. Revenues from sales to Seagate Technology were $55.6 million and $56.4 million for the three months ended April 1, 2007 and April 2, 2006, respectively. The Company had accounts receivable from Seagate Technology of $44.7 million and $45.8 million as of April 1, 2007 and December 31, 2006, respectively.
NOTE 10 — COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS
     The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of warranties, representations and covenants related to such matters as title to assets sold, validity of certain intellectual property rights, non-infringement of third-party rights, and certain income tax-related matters. In each of these circumstances, payment by the Company is typically subject to the other party making a claim to and cooperating with the Company pursuant to the procedures specified in the particular contract. This usually allows the Company to challenge the other party’s claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, the Company’s obligations under these agreements may be limited in terms of activity (typically to replace or correct the products or terminate agreement with a refund to the other party), duration and/or amounts. In some instances, the Company may have recourse against third parties and/or insurance covering payments made by the Company.
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
     On December 6, 2006, Sony Ericsson Mobile Communications USA Inc. filed a lawsuit against Agere in Wake County Superior Court in North Carolina, alleging unfair and deceptive trade practices, fraud and negligent misrepresentation in connection with Agere’s engagement with Sony Ericsson to develop a wireless data card for personal computers. The complaint claims an unspecified amount of damages and seeks damages, treble damages and attorneys’ fees. Based on the information currently available, LSI intends to contest this matter vigorously. No liability has been recorded since any possible loss or range of possible loss cannot be estimated at this time.
     Agere has a take or pay agreement with SMP under which it has agreed to purchase 51% of the managed wafer capacity from SMP’s integrated circuit manufacturing facility and Chartered Semiconductor agreed to purchase the remaining 49% of the managed wafer capacity. SMP determines its managed wafer capacity each year based on forecasts provided by Agere and Chartered Semiconductor. If Agere fails to purchase its required commitments, it will be required to pay SMP for the fixed costs associated with the unpurchased wafers. Chartered Semiconductor is similarly obligated with respect to the wafers allotted to it. The agreement may be terminated by either party upon two years written notice. The agreement may also be terminated for material breach, bankruptcy or insolvency.
     The Company and its subsidiaries are parties to other litigation matters and claims in the normal course of its operations. The Company typically defends legal matters aggressively and does not believe, based on currently available facts and circumstances, that the final outcome of these other matters, taken individually or as a whole, will have a material adverse effect on the Company’s consolidated results of operations and financial condition. However, the pending unsettled lawsuits may involve complex questions of fact and law and will likely require the expenditure of significant funds and the diversion of other resources to defend. From time to time the Company may enter into confidential discussions regarding the potential settlement of such lawsuits; however, there can be no assurance that any such discussions will occur or will result in a settlement. Moreover, the settlement of any pending litigation could require the Company to incur substantial costs and, in the case of the settlement of any intellectual property proceeding against the Company, may require the Company to obtain a license under a third party’s intellectual property rights that could require royalty payments in the future and the Company to grant a license to certain of its intellectual property rights to a third party under a cross-license agreement. The results of litigation are inherently uncertain, and material adverse outcomes are possible.
NOTE 11 — SUBSEQUENT EVENTS
     On December 3, 2006, the Company entered into an Agreement and Plan of Merger with Agere. Agere is a provider of integrated circuit solutions for a variety of computing and communications applications. Some of Agere’s solutions include related software and reference designs. Agere’s solutions are used in products such as hard disk drives, mobile phones, high-speed communications systems and personal computers. Agere also licenses its intellectual property to others. The purpose of the acquisition is to offer a comprehensive set of building block solutions including semiconductors, systems and related software for storage, networking and consumer electronics products that enable businesses and consumers to store, protect and stay connected to their information and digital content by expanding intellectual property portfolio and integrated workforce.
     On April 2, 2007, the Company completed the merger of a wholly owned subsidiary and Agere, resulting in Agere becoming a wholly owned subsidiary of the Company.
     Upon completion of the merger, each share of Agere common stock outstanding at the effective time of the merger was converted into the right to receive 2.16 shares of LSI common stock. As a result, approximately 368 million shares of LSI common stock were issued to former Agere stockholders. LSI assumed stock options and restricted stock units covering a total of approximately 58 million shares of LSI common stock. LSI also guaranteed Agere’s 6.5% Convertible Subordinated Notes due December 15, 2009, the fair value of which was $370 million as of April 2, 2007. The total estimated purchase price of the acquisition was as follows (in thousands):

Amounts
Estimated fair value of LSI common shares issued	$3,647,021
Estimated fair value of options and restricted stock units assumed	206,916
Estimated direct transaction costs	22,400

Total estimated purchase price	$3,876,337

Preliminary Estimated Purchase Price Allocation
     The preliminary allocation of the purchase price to Agere’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values. The fair value of options assumed was estimated using a reduced form calibrated binomial lattice model and a share price of $9.905 per share, which represents the average closing price of LSI common shares for two trading days before and ending two trading days after December 4, 2006, the date by which the merger was agreed to and announced. The fair value of unearned stock compensation was based on the price of LSI common share on April 2, 2007. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change materially from the preliminary valuation. Further adjustments to these estimates may be included in the final allocation of the purchase price of Agere, if the adjustments are determined within the purchase price allocation period (up to twelve months from the closing date). The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. None of the goodwill recorded is expected to be deductible for tax purposes because there is no tax basis in goodwill acquired in a stock transaction. The total purchase price of approximately $3.9 billion does not include the effect of restructuring activities because it cannot be estimated at this time. The estimated purchase price has been allocated as follows (in thousands):

As of
April 2,
2007
Tangible net assets acquired	$484,886
Identifiable intangible assets	1,797,500
In-process research and development	193,300
Unearned stock compensation	168,005
Goodwill	1,232,646

Total estimated purchase price	$3,876,337

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Form 10-Q contains forward-looking statements. In many cases you can identify forward-looking statements by terminology such as “may”, “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. We assume no obligation to update any such forward-looking statements, and these statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. For a summary of such risks and uncertainties, please see Item 1A-“Risk Factors” in Part II.
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
     Revenues for the three months ended April 1, 2007 were $465.4 million representing a 2% decrease from $475.9 million for the three months ended April 2, 2006. The decrease is attributable to lower revenues in our Semiconductor segment, offset in part by an increase in revenues in our Storage Systems segment.
     We reported net income of $29.8 million or $0.07 per diluted share for the three months ended April 1, 2007, compared to net income of $13.2 million or $0.03 per diluted share for the three months ended April 2, 2006.
     Cash, cash equivalents and short-term investments were $1.02 billion as of April 1, 2007 as compared to $1.01 billion as of December 31, 2006. For the three months ended April 1, 2007, we generated $56.0 million in cash provided by operations as compared to $99.6 million in the same period of 2006.
     Acquisitions. We continue to evaluate strategic acquisitions that build upon our existing library of intellectual property, provide additional human capital, including engineering talent, and increase our leadership position in the spaces in which we operate. We acquired SiliconStor during the first quarter of 2007 for $56.4 million in cash. The acquisition was accounted for as a purchase of a business. Accordingly, the estimated fair value of assets acquired and liabilities assumed and the results of operations were included in our financial statements from the date of the acquisition. See Note 4 to our financial statements in Item 1.
     Merger with Agere. On April 2, 2007, pursuant to the Agreement and Plan of Merger, dated as of December 3, 2006, by and among LSI, Agere Systems and Atlas Acquisition Corp., a wholly owned subsidiary of LSI, Atlas Acquisition merged with and into Agere with Agere surviving the merger. As a result of the merger, each share of Agere common stock issued and outstanding immediately prior to the effective time of the merger (other than shares owned by LSI, Atlas Acquisition or Agere, or any wholly owned subsidiary of any of them) was converted into the right to receive 2.16 shares of LSI common stock. Approximately 368 million shares of LSI common stock were issued to former Agere stockholders in connection with the merger.
     As a result of the merger, LSI has acquired the business and assets of Agere. Agere was a leading provider of integrated circuit solutions for a variety of communications and computing applications. Some of its solutions included related software and reference designs. Agere’s customers included manufacturers of hard disk drives, mobile phones, advanced communications and networking equipment and personal computers. Agere also generated revenue from the licensing of intellectual property.
     Where more than one significant factor contributed to changes in results from year to year, we have quantified such factors throughout Management’s Discussion and Analysis, where practicable.

RESULTS OF OPERATIONS
Revenues:

	Three Months Ended
	April 1,	April 2,
	2007	2006
Semiconductor segment	$272.4	$298.4
Storage Systems segment	193.0	177.5

Consolidated	$465.4	$475.9

There were no significant intersegment revenues during the periods presented.
     Total consolidated revenues for the three months ended April 1, 2007 decreased $10.5 million or 2.2% as compared to the three months ended April 2, 2006.
     Semiconductor segment:
     Revenues for the Semiconductor segment decreased $26.0 million or 8.7% for the three months ended April 1, 2007 compared to the three months ended April 2, 2006. The decrease in semiconductor revenues is attributable to the net effect of the following factors:
•	Decreases in demand for semiconductors used in consumer product applications such as digital audio players, where our customer’s solution has not been included in the new generation of a customer’s products, DVD products and cable set-top box solutions;

•	Decreases in demand for semiconductors used in communication product applications such as telecommunications and printing.

These decreases were offset in part by increased demand for semiconductors used in storage products associated with the ramping of our SAS (Serial Attached SCSI) products and also from increased demand for Host Bus Adapters.
     Storage Systems segment:
     Revenues for the Storage Systems segment increased $15.5 million or 8.7% for the three months ended April 1, 2007 from the three months ended April 2, 2006. The increase in revenues is primarily attributable to increased demand for our mid-range integrated storage modules, premium feature software, and the ramp of our entry level SAS storage product introduced in the fourth quarter of 2006.
See Note 7 to the financial statements in Item 1 for information about our significant customers.
     Revenues by geography. The following table summarizes our revenues by geography:

	Three Months Ended
	April 1, 2007	April 2, 2006
Revenues:
North America	$210.7	$236.9
Asia, including Japan	188.9	186.4
Europe and Middle East (EMEA)	65.8	52.6

Total	$465.4	$475.9

     In the first quarter of 2007, revenues decreased in North America compared to the first quarter of 2006. The decrease in North America is attributable to decrease in demand for semiconductors used in consumer product applications such as digital audio players, custom storage products used in server applications and telecommunication products used in routers and switches. The decrease was offset in part by increased demand for semiconductors used in SAS storage product applications. Revenues in Asia, including Japan, increased in the first quarter of 2007 as compared to the first quarter of 2006. The increase in revenues in Asia, including Japan, is attributable to increased demand for storage semiconductors used in SAS applications, increased demand for Host Bus Adapters, offset in part by decreased demand for DVD products. The increase in EMEA is primarily attributable to increases in revenues for custom semiconductors used in tape drive applications and storage semiconductors used in SAS applications. These increases were offset in part by decreased demand for semiconductors used in consumer product applications such as set-top boxes and DVD’s.
     Operating costs and expenses. Key elements of the consolidated statements of operations for the respective segments are as follows:
Gross profit margin:

	Three Months Ended
	April 1, 2007	April 2, 2006
Semiconductor segment	$134.3	$139.4
Percentage of revenues	49.3%	46.7%
Storage Systems segment	$65.5	$65.1
Percentage of revenues	33.9%	36.7%

Consolidated	$199.8	$204.5

Percentage of revenues	42.9%	43.0%
     The consolidated gross profit margin as a percentage of revenues remained relatively flat for the three months ended April 1, 2007 as compared to the three months ended April 2, 2006.
     Semiconductor segment:
     The gross profit margin as a percentage of revenues for the Semiconductor segment increased to 49.3% for the three months ended April 1, 2007 from 46.7% for the three months ended April 2, 2006. The improvement in gross margin percentage reflects:
•	Improved wafer pricing for our .11 micron process products,

•	Lower scrap costs; and

•	A favorable shift in product mix in the first quarter of 2007.
     Storage Systems segment:
     The gross profit margin as a percentage of revenues for the Storage Systems segment decreased to 33.9% for the three months ended April 1, 2007 from 36.7% for the three months ended April 2, 2006. The decrease in gross profit margins is attributable to changes in product mix, a ramp in subsequent generation mid-range product offerings, and the introduction of our entry level SAS storage products that were introduced in the last quarter of 2006.
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
Research and development:

	Three Months Ended
	April 1, 2007	April 2, 2006
Semiconductor segment	$73.7	$81.6
Percentage of revenues	27.1%	27.3%
Storage Systems segment	$30.1	$20.7
Percentage of revenues	15.6%	11.7%

Consolidated	$103.8	$102.3

Percentage of revenues	22.3%	21.5%
     Research and development, or R&D expenses, increased $1.5 million or 1.5% during the three months ended April 1, 2007 as compared to the three months ended April 2, 2006.

     Semiconductor segment:
     R&D expenses in the Semiconductor segment decreased by $7.9 million or 9.7% for the three months ended April 1, 2007 as compared to the three months ended April 2, 2006. The decrease in R&D expenses for the Semiconductor segment is primarily the result of our historical restructuring activities associated with our more focused strategy which lowered our labor, facility and information technology costs.
     Storage Systems segment:
     R&D expenses in the Storage Systems segment increased by $9.4 million or 45.4% for the three months ended April 1, 2007 as compared to the three months ended April 2, 2006. The increase in R&D expenses for the Storage Systems segment is due to increased compensation expenditures due to an increase in headcount, increased spending for R&D projects associated with new product lines and expenses related to a contract with a significant customer.
Selling, general and administrative:

	Three Months Ended
	April 1, 2007	April 2, 2006
Semiconductor segment	$32.3	$40.3
Percentage of revenues	11.9%	13.5%
Storage Systems segment	$29.3	$28.6
Percentage of revenues	15.2%	16.1%

Consolidated	$61.6	$68.9

Percentage of revenues	13.2%	14.5%
     Consolidated SG&A expenses decreased $7.3 million or 10.6% during the three months ended April 1, 2007 as compared to the three months ended April 2, 2006. A customer of ours, Silicon Graphics, filed for protection under chapter 11 of the United States Bankruptcy Code on May 8, 2006. As a result of this action, we recorded a $5.6 million charge in the first quarter of 2006 because we did not believe the receivable balance as of April 2, 2006 was collectible. Of this charge, $5.4 million related to the Storage Systems segment and $0.2 million related to the Semiconductor segment.
     Semiconductor segment:
     SG&A expenses for the Semiconductor segment decreased $8.0 million or 19.9% for the three months ended April 1, 2007 as compared to the three months ended April 2, 2006. The decrease in the Semiconductor segment was primarily due to a decrease in labor related expenses as a result of reduced headcount from restructuring activities and lower stock-based compensation expense.
     Storage Systems segment:
     SG&A expenses for the Storage Systems segment increased $0.7 million or 2.4% for the three months ended April 1, 2007 as compared to the three months ended April 2, 2006. The increase in SG&A expenses for the three months ended April 1, 2007 as compared to the three months ended April 2, 2006 is mainly due to the net impact of the following:
•	An increase in sales commissions due to increased revenues;

•	Increased compensation related expenses based on increased headcount;

•	A $5.4 million charge recorded in the first quarter of 2006 to reduce a receivable balance following the Silicon Graphics bankruptcy filing.
     Acquired in-process research and development: We recorded a charge of $6.5 million for the three months ended April 1, 2007 associated with acquired in-process research and development in connection with the SiliconStor acquisition. See Note 4 for more detail information.
     We expect to incur significant charges for acquired in-process research and development, stock-based compensation and amortization of intangibles associated with the merger with Agere starting in the second quarter of 2007.

     Restructuring of operations and other items: We recorded a net credit of $8.1 million in restructuring of operations and other items for the three months ended April 1, 2007. A credit of $8.2 million was recorded in the Semiconductor segment and a charge of $0.1 million was recorded in the Storage Systems segment. We recorded charges of $5.7 million in restructuring of operations and other items during the three months ended April 2, 2006. Of these charges, $4.7 million was recorded in the Semiconductor segment and $1.0 million was recorded in the Storage Systems segment. See Note 3 to the financial statements in Item 1. For a complete discussion of the 2006 restructuring actions, please refer to our Annual Report on Form 10-K for the year ended December 31, 2006.
     Stock-based compensation: Stock-based compensation expense in the condensed consolidated statements of operations for the three months ended April 1, 2007 was $11.2 million as compared to $11.8 million for the three months ended April 2, 2006. See Note 2 to the financial statements in Item 1 for a further discussion on stock-based compensation.
     Amortization of intangibles: Amortization of intangible assets was $5.3 million for the three months ended April 1, 2007 as compared to $11.2 million for the three months ended April 2, 2006. The decrease is primarily a result of certain intangible assets becoming fully amortized during 2006, offset in part by the intangible assets acquired in connection with the SiliconStor acquisition during the three months ended April 1, 2007 and the StoreAge and Metta acquisitions during the three months ended December 31, 2006. As of April 1, 2007, we had approximately $64.8 million of intangible assets, net of accumulated amortization that will continue to amortize.
     Interest expense: Interest expense decreased by $2.4 million to $3.9 million for the three months ended April 1, 2007 from $6.3 million for the three months ended April 2, 2006. The decrease is mainly due to a lower average debt balance from the repayment at maturity of $271.8 million of the 2001 Convertible Notes in the fourth quarter of 2006.
     Interest income and other, net: Interest income and other, net, was $10.5 million for the three months ended April 1, 2007 as compared to $9.5 million for the three months ended April 2, 2006. Interest income increased to $12.3 million for the three months ended April 1, 2007 from $9.2 million for the three months ended April 2, 2006. The increase in interest income is mainly due to higher returns during the three months ended April 1, 2007 as compared to the three months ended April 2, 2006. Other expenses, net of $1.8 million in the first quarter of 2007, included $1.2 million in expense for points on foreign currency forward contracts and a pre-tax loss of $0.7 million on the sale of property and equipment, offset in part by other miscellaneous items. Other income, net of $0.3 million in the first quarter of 2006, included a pre-tax gain of $1.4 million on the sale of certain marketable available-for-sale equity securities during the three months ended April 2, 2006, offset in part by $1.1 million in expense for points on foreign currency forward contracts and other miscellaneous items.
     Provision for income taxes: During the three months ended April 1, 2007 and April 2, 2006, we recorded an income tax provision of $7.5 million and $6.5 million, respectively.
     The provision for income taxes for the three months ended April 1, 2007 includes tax benefits of $1.2 million relating to a tax refund in a foreign jurisdiction which was recognized during three months ended April 1, 2007.
     Excluding certain foreign jurisdictions, our management believes that the future benefit of deferred tax assets, including stock based compensation awards, is not more likely than not to be realized.
FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
     Cash, cash equivalents and short-term investments increased to $1.02 billion at April 1, 2007, from $1.01 billion at December 31, 2006. The increase is mainly due to cash and cash equivalents provided by operating, investing and financing activities as described below.
     Working capital. Working capital increased by $118.7 million to $1.2 billion at April 1, 2007, from $1.1 billion as of December 31, 2006. The increase in working capital is attributable to the following:
•	Income taxes payable decreased by $76.5 million due to the adoption of FIN 48 in the first quarter of 2007, offset in part by an increase in the tax provision. They did not have a cash impact.

•	Accounts payable decreased by $37.3 million due to the timing of invoice receipt and payments.

•	Inventories increased by $19.6 million to $229.1 million as of April 1, 2007, from $209.5 million as of December 31, 2006. The increase in inventory levels reflects the need to build inventory to support the ending of a supply agreement and support the initiation of new product lines.

•	Other accrued liabilities decreased by $19.4 million due to the payment of liabilities and a decrease in our restructuring reserves, offset in part by an increase in interest payable.

•	Accrued salaries, wages and benefits decreased by $9.9 million primarily due to timing differences in payment of salaries, benefits and performance-based compensation.

•	Cash, cash equivalents and short-term investments increased by $7.7 million.

These increases in working capital were offset, in part, by the following:

•	Prepaid expenses and other current assets decreased by $6.4 million primarily due to decreases in VAT and consumption tax and other miscellaneous receivables, a decrease in assets held following the sale from the sale of land in Colorado, offset by an increase in deferred tax assets.

•	Accounts receivable decreased by $45.3 million to $303.3 million as of April 1, 2007 from $348.6 million at December 31, 2006. The decrease is mainly attributed to lower revenues and improved collections in the first quarter of 2007 as compared to the fourth quarter of 2006.
     Cash and cash equivalents generated from operating activities. During the three months ended April 1, 2007, we generated $56.0 million of cash and cash equivalents from operating activities compared to $99.6 million generated in the same period of 2006. Cash and cash equivalents generated by operating activities for the three months ended April 1, 2007, were the result of the following:
•	Net income adjusted for non-cash transactions. The non-cash items and other non-operating adjustments are quantified in our Condensed Consolidated Statements of Cash Flows included in this Form 10-Q; and

•	A net decrease in assets and liabilities, including changes in working capital components from December 31, 2006 to April 1, 2007, as discussed above.
     Cash and cash equivalents provided by/(used in) investing activities. Cash and cash equivalents provided by investing activities were $56.1 million for the three months ended April 1, 2007, compared to $72.6 million used in investing activities for the same period of 2006. The primary investing activities for the three months ended April 1, 2007 were as follows:
•	Proceeds from maturities and sales of debt securities available for sale, net of purchases;

•	The receipt of an income tax refund for pre-acquisition tax matters associated with an acquisition in 2001;

•	Purchases of property, equipment and software;

•	The acquisition of SiliconStor, Inc. and

•	Proceeds from the sale of land in Colorado.
     We expect capital expenditures to be approximately $95 million in 2007. In recent years, we have reduced our level of capital expenditures as a result of our focus on establishing strategic supplier alliances with foundry semiconductor manufacturers, which enables us to have access to advanced manufacturing capacity, and reduces our capital spending requirements.
     Cash and cash equivalents provided by financing activities. Cash and cash equivalents provided by financing activities for the three months ended April 1, 2007, was $5.7 million as compared to $12.0 million for the same period of 2006. The primary financing activities for the three months ended April 1, 2007 were the issuance of common stock under our employee stock option plans.

     We may seek additional equity or debt financing from time to time. We believe that our existing liquid resources and funds generated from operations, combined with funds from such financing, will be adequate to meet our operating and capital requirements and obligations for the foreseeable future.
     Contractual Obligations
     The following table summarizes our contractual obligations as of April 1, 2007, and the effect these obligations are expected to have on our liquidity and cash flow in future periods. This table does not include contractual obligations assumed as part of the merger with Agere Systems, which closed on April 2, 2007.

	Payments due by period
	Less than	1 — 3	4 — 5	After 5
Contractual Obligations	1 year	years	years	years	Total

	(in millions)
Convertible Subordinated Notes	$—	$—	$350.0	$—	$350.0
Operating lease obligations	45.5	72.8	29.0	8.0	155.3
Purchase commitments	345.4	13.8	—	—	359.2

Total	$390.9	$86.6	$379.0	$8.0	$864.5

     Convertible Subordinated Notes
     As of April 1, 2007, we had outstanding $350.0 million of the 4% Convertible Subordinated Notes due in May 2010 (“2003 Convertible Notes”). The 2003 Convertible Notes are subordinated to all existing and future senior debt and are convertible at the holder’s option, at any time prior to maturity into shares of our common stock. The 2003 Convertible Notes have a conversion price of approximately $13.42 per share. We cannot elect to redeem the 2003 Convertible Notes prior to maturity. Each holder of the 2003 Convertible Notes has the right to cause us to repurchase all of such holder’s convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change, which includes a transaction or event such as an exchange offer, liquidation, tender offer, consolidation, certain mergers or combination. The merger with Agere did not trigger the 2003 Convertible Note holders’ right to cause us to repurchase the Notes. Interest is payable semiannually.
     Fluctuations in our stock price impact the prices of our outstanding convertible securities and the likelihood of the convertible securities being converted into cash or equity. If we are required to redeem any of the Convertible Notes for cash, it may affect our liquidity position. In the event they are not converted to equity, we believe that our current cash position and expected future operating cash flows will be adequate to meet these obligations as they mature.
     As part of the merger with Agere, LSI guaranteed Agere’s 6.5% Convertible Subordinated Notes due December 15, 2009 with a fair value of approximately $370 million as of April 2, 2007. Interest on the Notes accrues at the rate of 6.5% per annum and is payable semi-annually on June 15 and December 15 of each year. From time to time, we redeem or repurchase Convertible Notes.
     Operating Lease Obligations
     We lease real estate, certain non-manufacturing equipment and software under non-cancelable operating leases.
     Purchase Commitments
     We maintain certain purchase commitments, primarily for raw materials with suppliers and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon varies among different suppliers.
     In the second quarter of 2006, we completed the sale of our Gresham, Oregon semiconductor manufacturing facility to ON Semiconductor for approximately $105.0 million in cash. Under the terms of the agreement, ON Semiconductor entered into a multi-year wafer supply agreement (WSA) with LSI, whereby LSI agreed to purchase $198.8 million in wafers from ON Semiconductor during the period from the date of sale of the Gresham facility in May 2006 to the end of LSI’s second quarter of 2008. As of April 1, 2007, LSI had yet to purchase $93.2 million in wafers under this arrangement.

Critical Accounting Policies
     For a detailed discussion of our critical accounting policies, please see the Critical Accounting Policies contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.
Recent Accounting Pronouncements
     The information contained in Item 1 in Note 1 of the Notes under the heading “Recent Accounting Pronouncements” is hereby incorporated by reference into this Item 2.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There have been no significant changes in the market risk disclosures during the three months ended April 1, 2007, as compared to the discussion in Part II, Item 7a of our Annual Report on Form 10-K for the year ended December 31, 2006.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     This information is included in Note 10 to the financial statements in Item 1 of Part I.
Item 1A. Risk Factors
     This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management’s beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “estimates,” “believes,” “seeks,” variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.
     The following factors, many of which are discussed in greater detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, could affect our future performance and the price of our stock.
•	We may fail to realize the benefits expected from our recent merger with Agere Systems, which could adversely affect the value of our common stock.

     The merger involves the integration of LSI and Agere, two companies that previously operated independently. We agreed to the merger with the expectation that, among other things, the merger would enable us to consolidate support functions, leverage our research and development, patents and services across a larger base, and integrate our workforces to create opportunities to achieve cost savings and to become a stronger and more competitive company. Although we expect significant benefits to result from the merger, there can be no assurance that we will actually realize these or any other anticipated benefits of the merger.
     The value of our common stock may be affected by our ability to achieve the benefits we expected to achieve in the merger. At the time of the merger agreement, LSI and Agere had a combined workforce of over 9,000 employees. Achieving the benefits of the merger will depend in part on meeting the challenges inherent in the successful combination and integration of global business enterprises, including the following:
•	Demonstrating to our customers that the merger will not result in adverse changes to our ability to address their needs or loss of attention or business focus;

•	Coordinating and integrating independent research and development teams across technologies and product platforms to enhance product development while reducing costs;

•	Combining product offerings;

•	Consolidating and integrating corporate, information technology, finance and administrative infrastructures;

•	Coordinating sales and marketing efforts to effectively position our capabilities and the direction of product development; and

•	Minimizing the diversion of management attention from important business objectives.
     If we do not successfully manage these issues and other challenges inherent in integrating complex businesses, then we may not achieve the anticipated benefits of the proposed merger and our revenues, expenses, operating results and financial condition could be materially adversely affected. For example, goodwill and other intangible assets could be determined to be impaired, which could result in a charge to earnings. The successful integration of the two businesses is likely to require significant management attention, and may divert the attention of our management team from business and operational issues.
•	We must attract and retain key employees in a highly competitive environment; uncertainties associated with the Agere merger may cause a loss of employees and may otherwise materially adversely affect our business.

•	The industries in which we operate are highly cyclical, and our operating results may fluctuate.

•	General economic weakness and geopolitical factors may harm our operating results and financial condition.

•	We are dependent on a limited number of customers.

•	We depend to a large extent on independent foundry subcontractors to manufacture our semiconductor products; accordingly, any failure to secure and maintain sufficient foundry capacity could materially and adversely affect our business.
     Except for a semiconductor manufacturing facility in Singapore that we jointly own with Chartered Semiconductor Manufacturing, we rely entirely on independent foundries to manufacture our semiconductor products. To the extent we rely on third party manufacturing relationships, we face risks, including:
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
     The ability of an independent foundry subcontractor to provide us with semiconductor devices is limited by its available capacity and existing obligations. Availability of foundry capacity has in the recent past been reduced from time to time due to strong demand. Foundry capacity may not be available when needed at reasonable prices. We place orders on the basis of our customers’ purchase orders or our forecast of customer demand, and the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that other foundry customers that are larger and better financed than we, or that have long-term agreements with the foundry suppliers, may induce foundries to reallocate capacity to them. This reallocation could impair our ability to secure the supply of components that we need. Also, our foundry suppliers migrate capacity to newer, state-of-the-art manufacturing processes on a regular basis, which may create capacity shortages for products designed to be manufactured on older processes. In addition, the occurrence of a public health emergency or natural disaster could further affect the production capabilities of our manufacturers by resulting in quarantines or closures. If any of our foundry suppliers experiences a shortage in capacity, suffers any damage to its facilities due to earthquakes or other natural disasters, experiences power outages, encounters financial difficulties or experiences any other disruption of foundry capacity, we may need to qualify an alternative foundry supplier, which may require several months. In addition, we can not provide any assurances that any foundries will be able to produce integrated circuits with acceptable manufacturing yields, or that foundries will be able to deliver enough semiconductor devices to us on a timely basis, or at reasonable prices.
•	We operate in intensely competitive markets.

•	Our target markets are characterized by rapid technological change.

•	Order or shipment cancellations or deferrals could cause our revenue to decline.

•	We design and develop highly complex products that require significant investments.

•	Our products may contain defects.

•	Our manufacturing facilities have high fixed costs and involve highly complex and precise processes.
     We have a storage systems manufacturing facility in Wichita, Kansas; assembly and test facilities in Singapore and Thailand and a 51% equity interest in a joint venture with Chartered Semiconductor Manufacturing Ltd., which owns a semiconductor manufacturing facility in Singapore. Operations at any of these facilities may be disrupted for reasons beyond our control, including work stoppages, supply shortages, fire, earthquake, tornado, floods or other natural disasters, any of which could have a material adverse effect on our results of operations or financial position. In addition, if we do not experience adequate utilization of, or adequate yields at, these facilities, our results of operations may be adversely affected. We confront challenges in the manufacturing and assembly and test processes that require us to: maintain a competitive cost structure; exercise stringent quality control measures to obtain high yields; effectively manage subcontractors engaged in the wafer fabrication, test and assembly of products; and update equipment and facilities as required for leading edge production capabilities.
     The manufacture of our products involves highly complex and precise processes, requiring production in a clean and tightly controlled environment. In addition, the manufacture of integrated circuits is a highly complex and technologically demanding process. Although we work diligently to minimize the likelihood of reduced manufacturing yields, from time to time, we have experienced lower than anticipated manufacturing yields. This often occurs during the production of new products or the installation and start-up of new process technologies. Poor yields could result in product shortages or delays in product shipments, which could seriously harm relationships with our customers and materially and adversely affect our business and results of operations.
•	Failure to qualify our products or our suppliers’ manufacturing lines may adversely affect our results of operations.
•	We depend in part upon third-party subcontractors to assemble, obtain packaging materials for, and test certain products.
     We own two semiconductor assembly and test facilities. We also rely on third-party subcontractors located in Asia to assemble, obtain packaging materials for, and test for us. To the extent that we rely on third-party subcontractors to assemble and test semiconductor products for us or conduct other services, we will not be able to control directly product delivery schedules and quality assurance. This lack of control may result in product shortages or quality assurance problems that could delay shipments of products or increase manufacturing, assembly, testing or other costs. In addition, if we or these third-party subcontractors are unable to obtain sufficient packaging materials for products in a timely manner, we may experience product shortages or delays in product shipments, which could materially and adversely affect customer relationships and results of operations. If we or any of these subcontractors experiences capacity constraints or financial difficulties, suffers any damage to its facilities, experiences power outages or any other disruption of assembly or testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner.

Due to the amount of time that it usually takes to qualify assemblers and testers, we could experience significant delays in product shipments if we are required to find alternative assemblers or testers for such components.
•	A widespread outbreak of an illness or other health issue could negatively affect our manufacturing, assembly and test, design or other operations.

•	We procure parts and raw materials from a limited number of domestic and foreign sources.

•	If our new product development and expansion efforts are not successful, our results of operations may be adversely affected.

•	We may engage in acquisitions and alliances giving rise to financial and technological risks.

•	The semiconductor industry is prone to intellectual property litigation.

•	We may not be able to adequately protect or enforce our intellectual property rights, which could harm our competitive position.

•	A decline in the revenue that we derive from the licensing of intellectual property could have a significant impact on net income.
     We currently generate revenue from the licensing of intellectual property. This revenue has a high gross margin compared to the revenue generated from the sale of other products we sell, and a decline in this licensing revenue could have a significant impact on our profitability. Our licensing revenue typically comes from a limited number of transactions and the failure to complete one or more transactions in a quarter could have a material adverse impact on our revenue and profitability. In addition, changes in patent laws and changes in interpretations of patent laws may affect our ability to obtain new patents and to enforce existing patents, which may have an adverse impact on our intellectual property licensing revenue.
•	We conduct a significant amount of activity outside of the United States, and are exposed to legal, business, political and economic risks associated with our international operations.

•	We may rely on the capital markets and/or bank markets to provide financing.

•	We utilize indirect channels of distribution over which we will have limited control.

•	The price of our securities may be subject to wide fluctuations.

•	Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected fluctuations and affect reported results of operations.

•	Internal control deficiencies or weaknesses that are not yet identified could emerge.
     As part of our integration of Agere, we must combine two previously separate internal control environments. Each control environment contains a significant number of individual controls that must operate separately until we are able to combine the two environments. We anticipate that the combination of the two control environments will be a complex and time-consuming process. We may make errors or fail to properly or timely integrate all internal control elements, which could have an adverse impact on our ability to accurately produce financial statements. The disclosure of such errors or failures could have an adverse impact on our stock price.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On December 4, 2006, we announced that our board of directors had authorized the repurchase of up to $500 million worth of our common stock. Our board of directors terminated the stock repurchase program previously authorized by the Board on July 28, 2000. The repurchases are expected to be funded from available cash and short-term investments. We did not repurchase any shares during the three months ended April 1, 2007.

Item 4. Submission of Matters to a Vote of Security Holders
     LSI held a Special Meeting of Stockholders on March 29, 2007. At that meeting, stockholders approved the issuance of shares of LSI common stock in connection with the merger of Atlas Acquisition Corp. with and into Agere Systems Inc. contemplated by the Agreement and Plan of Merger, dated as of December 3, 2006, among LSI, Atlas Acquisition Corp. and Agere.
The results of the voting were as follows.

	Votes For	Votes Against	Abstain

Issuance of shares of common stock in connection with the Agere merger	204,451,968	32,422,738	2,533,235
There were no broker non-votes.
Item 6. Exhibits

4.1	Specimen Common Stock certificate

4.2	Indenture for Agere’s 6.5% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 10.1 to Agere’s Quarterly Report on Form 10-Q, filed August 9, 2002)

4.3
Supplemental Indenture No. 1 to the Indenture for Agere’s 6.5% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.5 to Agere’s Current Report on Form 8-K, filed June 1, 2005)

4.4
Supplemental Indenture No. 2 to the Indenture for Agere’s 6.5% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed April 6, 2007)

10.1	Patent and Technology License Agreement (incorporated by reference to Exhibit 10.13 to Agere’s Registration Statement on Form S-1, File No. 333-51594)

10.2	Joint Venture Agreement with Chartered Semiconductor Manufacturing Ltd. (incorporated by reference to Exhibit 10.19 to Agere’s Registration Statement on Form S-1, File No. 333-51594)

10.3	Amendment to Joint Venture Agreement with Chartered Semiconductor Manufacturing Ltd. (incorporated by reference to Exhibit 10.1 to Agere’s Current Report on Form 8-K, filed September 23, 2004)

10.4
Agreement of Sale with AG Semi-Conductor Limited, Maxim/Dallas Direct, Inc. and Texas Instruments Incorporated (incorporated by reference to Exhibit 10 to Agere’s Current Report on Form 8-K, filed September 19, 2005)

10.5	Agere Systems Inc. Short Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Agere’s Annual Report on Form 10-Q, filed December 1, 2006)

10.6	Agere Systems Inc. 2001 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Agere’s Quarterly Report on Form 10-Q, filed May 5, 2006)

10.7
Form of Agere Systems Inc. 2001 Long Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7 to Agere’s Registration Statement on Form S-1, File No. 333- 51594)

10.8	Form of Agere Performance-vested RSU Award Agreement — Total Stockholder Return (incorporated by reference to Exhibit 10.2 to Agere’s Current Report on Form 8-K/A, filed November 3, 2005)

10.9	Form of Agere Performance-vested RSU Award Agreement — Earnings per share (incorporated by reference to Exhibit 10.13 to Agere’s Annual Report on Form 10-K, filed December 1, 2006)

10.10
Form of Agere Systems Inc. 2001 Long Term Incentive Plan Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.8 to Agere’s Registration Statement on Form S-1, File No. 333- 51594)

10.11	Agere Systems Inc. Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10.2 to Agere’s Quarterly Report on Form 10-Q, filed May 5, 2006)

10.12	Agere Systems Inc. Supplemental Pension Plan (incorporated by reference to Exhibit 10.10 to Agere’s Registration Statement on Form S-1, File No. 333-51594)

10.13	Agere Systems Inc. Officer Severance Policy (incorporated by reference to Exhibit 10.26 to Agere’s Annual Report on Form 10-K, filed December 12, 2002)

10.14	1996 Lucent Long Term Incentive Program For Agere Employees (incorporated by reference to Exhibit 10.28 to Agere’s Annual Report on Form 10-K, filed December 12, 2002)

10.15	1997 Lucent Long Term Incentive Plan For Agere Employees (incorporated by reference to Exhibit 10.29 to Agere’s Annual Report on Form 10-K, filed December 12, 2002)

10.16	1998 Global Stock Option Plan For Agere Employees (incorporated by reference to Exhibit 10.30 to Agere’s Annual Report on Form 10-K, filed December 12, 2002)†

10.17	Employment Agreement with Ruediger Stroh (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K, filed December 12, 2005)

10.18	Retention Agreement with Andrew Micallef

10.19	Retention Agreement with Jean Rankin

10.20	Retention Agreement with Denis Regimbal

10.21	Retention Agreement with Ruediger Stroh

10.22	Employment Agreement with Jeffrey Hoogenboom

10.23	Employment Agreement with Claudine Simson

10.24	Separation Agreement with Donald Esses

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350
Note: The Securities and Exchange Commission file number for Agere Systems is: 001-16397

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSI CORPORATION (Registrant)
Date: May 11, 2007	By	/s/ Bryon Look
Bryon Look
Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS

4.1	Specimen Common Stock certificate

4.2	Indenture for Agere’s 6.5% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 10.1 to Agere’s Quarterly Report on Form 10-Q, filed August 9, 2002)

4.3
Supplemental Indenture No. 1 to the Indenture for Agere’s 6.5% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.5 to Agere’s Current Report on Form 8-K, filed June 1, 2005)

4.4
Supplemental Indenture No. 2 to the Indenture for Agere’s 6.5% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed April 6, 2007)

10.1	Patent and Technology License Agreement (incorporated by reference to Exhibit 10.13 to Agere’s Registration Statement on Form S-1, File No. 333-51594)

10.2	Joint Venture Agreement with Chartered Semiconductor Manufacturing Ltd. (incorporated by reference to Exhibit 10.19 to Agere’s Registration Statement on Form S-1, File No. 333-51594)

10.3	Amendment to Joint Venture Agreement with Chartered Semiconductor Manufacturing Ltd. (incorporated by reference to Exhibit 10.1 to Agere’s Current Report on Form 8-K, filed September 23, 2004)

10.4
Agreement of Sale with AG Semi-Conductor Limited, Maxim/Dallas Direct, Inc. and Texas Instruments Incorporated (incorporated by reference to Exhibit 10 to Agere’s Current Report on Form 8-K, filed September 19, 2005)

10.5	Agere Systems Inc. Short Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Agere’s Annual Report on Form 10-Q, filed December 1, 2006)

10.6	Agere Systems Inc. 2001 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Agere’s Quarterly Report on Form 10-Q, filed May 5, 2006)

10.7
Form of Agere Systems Inc. 2001 Long Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7 to Agere’s Registration Statement on Form S-1, File No. 333- 51594)

10.8	Form of Agere Performance-vested RSU Award Agreement — Total Stockholder Return (incorporated by reference to Exhibit 10.2 to Agere’s Current Report on Form 8-K/A, filed November 3, 2005)

10.9	Form of Agere Performance-vested RSU Award Agreement — Earnings per share (incorporated by reference to Exhibit 10.13 to Agere’s Annual Report on Form 10-K, filed December 1, 2006)

10.10
Form of Agere Systems Inc. 2001 Long Term Incentive Plan Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.8 to Agere’s Registration Statement on Form S-1, File No. 333- 51594)

10.11	Agere Systems Inc. Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10.2 to Agere’s Quarterly Report on Form 10-Q, filed May 5, 2006)

10.12	Agere Systems Inc. Supplemental Pension Plan (incorporated by reference to Exhibit 10.10 to Agere’s Registration Statement on Form S-1, File No. 333-51594)

10.13	Agere Systems Inc. Officer Severance Policy (incorporated by reference to Exhibit 10.26 to Agere’s Annual Report on Form 10-K, filed December 12, 2002)

10.14	1996 Lucent Long Term Incentive Program For Agere Employees (incorporated by reference to Exhibit 10.28 to Agere’s Annual Report on Form 10-K, filed December 12, 2002)

10.15	1997 Lucent Long Term Incentive Plan For Agere Employees (incorporated by reference to Exhibit 10.29 to Agere’s Annual Report on Form 10-K, filed December 12, 2002)

10.16	1998 Global Stock Option Plan For Agere Employees (incorporated by reference to Exhibit 10.30 to Agere’s Annual Report on Form 10-K, filed December 12, 2002)†

10.17	Employment Agreement with Ruediger Stroh (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K, filed December 12, 2005)

10.18	Retention Agreement with Andrew Micallef

10.19	Retention Agreement with Jean Rankin

10.20	Retention Agreement with Denis Regimbal

10.21	Retention Agreement with Ruediger Stroh

10.22	Employment Agreement with Jeffrey Hoogenboom

10.23	Employment Agreement with Claudine Simson

10.24	Separation Agreement with Donald Esses

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350
Note: The Securities and Exchange Commission file number for Agere Systems is: 001-16397