Form 10-Q
period 2007-07-01
LSI CORP
filed 2007-08-10
CIK 703360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 1, 2007
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
Yes ☐            No ☑
     As of August 3, 2007, there were 716,061,120 shares of the registrant’s Common Stock, $.01 par value, outstanding.

LSI CORPORATION
Form 10-Q
For the Quarter Ended July 1, 2007
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LSI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	July 1,	December 31,
	2007	2006
	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$725,470	$327,800
Short-term investments	432,809	681,137
Accounts receivable, less allowances of $9,710 and $13,871	424,406	348,638
Inventories	285,011	209,470
Prepaid expenses and other current assets	252,417	68,692

Total current assets	2,120,113	1,635,737

Property and equipment, net	246,075	86,045
Other intangible assets, net	1,714,513	59,484
Goodwill	2,517,261	932,323
Other assets	227,148	138,555

Total assets	$6,825,110	$2,852,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$236,698	$200,189
Accrued salaries, wages and benefits	135,004	82,292
Other accrued liabilities	302,775	155,986
Income taxes payable	24,931	88,304

Total current liabilities	699,408	526,771

Long-term debt	719,495	350,000
Pension and postretirement benefits	210,217	—
Income taxes payable — non-current	172,294	—
Other non-current liabilities	137,231	79,400

Total long-term obligations and other liabilities	1,239,237	429,400

Commitments and contingencies (Note 11)

Minority interest in subsidiary	225	235

Stockholders’ equity:
Preferred stock, $.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value: 1,300,000 shares authorized; 728,069 and 403,680 shares outstanding	7,281	4,037
Additional paid-in capital	6,446,273	3,102,178
Accumulated deficit	(1,575,924)	(1,220,306)
Accumulated other comprehensive income	8,610	9,829

Total stockholders’ equity	4,886,240	1,895,738

Total liabilities and stockholders’ equity	$6,825,110	$2,852,144

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(In thousands, except per share amounts)
Revenues	$669,939	$489,635	$1,135,354	$965,519
Cost of revenues	517,969	291,229	788,868	573,840

Gross profit	151,970	198,406	346,486	391,679

Research and development	201,933	100,362	305,780	202,636
Selling, general and administrative	114,803	64,636	176,413	133,514
Restructuring of operations and other items, net	25,920	(21,648)	17,840	(15,998)
Acquired in-process research and development	176,400	—	182,900	—

(Loss)/income from operations	(367,086)	55,056	(336,447)	71,527

Interest expense	(9,049)	(6,428)	(12,939)	(12,758)
Interest income and other, net	10,790	10,319	21,321	19,846

(Loss)/income before income taxes	(365,345)	58,947	(328,065)	78,615

Provision for income taxes	12,500	5,100	19,956	11,600

Net (loss)/income	$(377,845)	$53,847	$(348,021)	$67,015

Net (loss)/income per share:
Basic	$(0.50)	$0.14	$(0.60)	$0.17

Diluted	$(0.50)	$0.13	$(0.60)	$0.17

Shares used in computing per share amounts:
Basic	751,114	397,790	577,672	396,312

Diluted	751,114	405,613	577,672	404,213

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	July 1, 2007	July 2, 2006
	(In thousands)
Operating activities:
Net (loss)/income	$(348,021)	$67,015
Adjustments:
Depreciation and amortization	120,175	48,166
Stock-based compensation expense	33,997	25,129
Non-cash restructuring and other items	199	(2,749)
Acquired in-process research and development	182,900	—
Gain on sale of intellectual property	—	(15,000)
Gain on sale of Gresham manufacturing facility and associated intellectual property	—	(12,553)
Write-off of intangible assets acquired in a purchase business combination	—	3,325
Non-cash foreign exchange (gain)/loss	(3,888)	469
Loss/(gain) on sale/write-down of equity securities	2,396	(1,211)
Gain on sale of property and equipment	(9,502)	(5)
Changes in deferred tax assets and liabilities	(5,470)	20
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	150,165	12,523
Inventories	45,242	17,306
Prepaid expenses and other assets	33,864	(5,977)
Accounts payable	(131,054)	8,743
Accrued and other liabilities	14,860	3,801

Net cash provided by operating activities	85,863	149,002

Investing activities:
Purchase of debt securities available-for-sale	(122,236)	(382,212)
Proceeds from maturities and sales of debt securities available-for-sale	374,132	205,913
Purchases of convertible notes/equity securities	(3,000)	(5,150)
Proceeds from sale of equity securities	—	3,581
Purchases of property, equipment and software	(40,714)	(28,657)
Proceeds from sale of property and equipment	13,785	40
Proceeds from sale of intellectual property	—	15,000
Proceeds from sale of Fort Collins facility	—	10,998
Proceeds from sale of Colorado Springs facility	—	7,029
Proceeds from sale of Gresham manufacturing facility	—	81,426
Proceeds from sale of intellectual property with the Gresham manufacturing facility	—	5,100
Cash acquired from acquisition of Agere, net of acquisition costs	517,712	—
Acquisition of SiliconStor, net of cash acquired and transaction costs	(52,079)
Adjustment to goodwill acquired in a prior year for resolution of a pre-acquisition income tax contingency	2,442	—

Net cash provided by/(used in) investing activities	690,042	(86,932)

Financing activities:
Issuance of common stock	21,917	32,137
Purchase of common stock under repurchase program	(400,355)	—

Net cash (used in)/provided by financing activities	(378,438)	32,137

Effect of exchange rate changes on cash and cash equivalents	203	598

Increase in cash and cash equivalents	397,670	94,805

Cash and cash equivalents at beginning of year	327,800	264,649

Cash and cash equivalents at end of period	$725,470	$359,454

Non-cash information:

Issuance of common stock in consideration for acquired assets and liabilities of Agere	$3,647,021	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
     For financial reporting purposes, LSI Corporation (the “Company” or “LSI”) reports on a 13 or 14-week quarter with a year ending December 31. The most recent quarter ended July 1, 2007. The results of operations for the quarter ended July 1, 2007, are not necessarily indicative of the results to be expected for the full year. The first six months of 2007 ended on July 1, 2007 and the first six months of 2006 ended on July 2, 2006 and consisted of approximately 26 weeks each. The second quarter in each of 2007 and 2006 consisted of 13 weeks.
     On April 2, 2007, the Company acquired Agere Systems Inc. (“Agere”) through the merger of Agere and a subsidiary of the Company.
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
     Amortization of intangibles which was previously reported in operating expense in the financial statement captions have been reclassified to cost of revenues for the three and six months ended July 2, 2006 to conform to the current period presentation.
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
     As of January 1, 2007, the Company adopted the provisions of FIN 48. The Company recognized the cumulative effect of adoption as a $3.4 million increase to the opening balance of accumulated deficit as of January 1, 2007. The amount of unrecognized tax benefit as of the date of adoption after the FIN 48 adjustment was $132.9 million. Of the unrecognized tax benefit of $132.9 million, $103.0 million relates to unrecognized tax positions that, if recognized, would affect the annual effective tax rate of the Company. The Company does not expect any uncertain tax benefits to significantly increase or decrease within the next 12 months.

     The Company files income tax returns at the U.S. federal level and in various states and foreign jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. The Company’s subsidiaries in Hong Kong (1997 to 2001) and Singapore (1999 to 2002) are currently under audit.
     The Company recognizes interest and penalties accrued in relation to unrecognized tax benefits in tax expense. As of the date of adoption, the Company had accrued approximately $32.3 million for the payment of interest and penalties.
     Agere adopted the provisions of FIN 48 on April 2, 2007. The amount of unrecognized tax benefit on April 2, 2007 was $64.0 million. Of the unrecognized tax benefit of $64.0 million, $0 relates to unrecognized tax positions that, if recognized, would affect the annual effective tax rate of the Company. Any adjustments relating to Agere pre-acquisition period unrecognized tax benefits, including related interest and penalties, would be recorded to goodwill. The Company does not expect any uncertain tax benefits to significantly increase or decrease within the next 12 months.
     As of the date of adoption, Agere had accrued approximately $10.7 million for the payment of interest and penalties.
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
     The impact of the adoption of FIN 48 and EITF 06-02 on the opening balance of accumulated deficit as of January 1, 2007 is as follows (in thousands):

Accumulated deficit as of December 31, 2006	$(1,220,306)
Impact of adoption of FIN 48	(3,393)
Impact of adoption of EITF 06-02	(4,204)

Accumulated deficit as of January 1, 2007	$(1,227,903)

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
     In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”), which amends FAS No. 87, “Employers’ Accounting for Pensions,” FAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” FAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” and FAS No. 132(R), “Employers’ Disclosure about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88 and 106.” FAS 158 requires an entity to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status through comprehensive income in the year in which the changes occur. This Statement requires entities to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. As a result of the Agere merger, the Company acquired pension plans and postretirement benefit plans covering many Agere employees in the U.S. See Note 5.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. FAS 159 is effective for the Company beginning in the first quarter of 2008, although earlier adoption is permitted. The Company is currently evaluating the impact that FAS 159 will have on the Company’s consolidated financial statements.
NOTE 2 — STOCK-BASED COMPENSATION
     Stock-based compensation expense under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS 123R”) for the three and six months ended July 1, 2007 was $22.8 million and $34.0 million, respectively, and for the three and six months ended July 2, 2006 was $13.3 million and $25.1 million, respectively, as shown in the table below. Stock-based compensation costs capitalized to inventory and software development for the three and six months ended July 1, 2007 and July 2, 2006 were not significant.
     The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period (the requisite service period), on a straight-line basis. The table below summarizes stock-based compensation expense, related to employee stock options, the Company’s employee stock purchase plans (“ESPP”) and restricted stock unit awards under SFAS 123R for the three and six months ended July 1, 2007 and July 2, 2006 (in thousands).

	Three months ended		Six months ended
Stock-based compensation expense included in:	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Cost of revenues	$3,148	$2,458	$5,092	$3,983
Research and development	8,978	4,643	13,695	9,165
Selling, general and administrative	10,687	6,197	15,210	11,981

Total stock-based compensation expense	$22,813	$13,298	$33,997	$25,129

Stock Options
     The fair value of each option grant is estimated on the date of grant using a reduced form calibrated binominal lattice model (the “lattice model”). This model requires the use of historical data for employee exercise behavior and the use of assumptions outlined in the following table:

	Three months ended		Six months ended
Employee Stock Options Granted	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Weighted average estimated grant date fair value	$3.45	$3.95	$3.36	$3.59
Weighted average assumptions in calculation:
Expected life (years)	4.44	4.35	4.35	4.29
Risk-free interest rate	5%	5%	5%	5%
Volatility	46%	48%	46%	48%
     The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the lattice model. The expected life of employee stock options is affected by all of the underlying assumptions and calibration of the Company’s model.
     The Company used an equally weighted combination of historical and implied volatilities as of the grant date. The historical volatility is the standard deviation of the daily stock returns for LSI from the date of the Company’s initial public offering in 1983. The Company used implied volatilities of near-the-money exchange traded call options as stock options are call options that are granted at-the-money. The historical and implied volatilities were annualized and equally weighted to determine the volatilities as of the grant date. Management believes that the equally weighted combination of historical and implied volatilities is more representative of future stock price trends than sole use of historical implied volatilities.
     The risk-free interest rate assumption is based upon observed interest rates of constant maturity U.S. Treasury securities appropriate for the term of the Company’s employee stock options.
     The lattice model assumes that employees’ exercise behavior is a function of the option’s remaining life and the extent to which the option is in-the-money. The lattice model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations for all option grants made by the Company since its initial public offering in 1983.
     Because stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

     A summary of the changes in stock options outstanding under the Company’s equity-based compensation plans during the six months ended July 1, 2007 is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price Per	Contractual	Value
	(In thousands)	Share	Term (In years)	(In thousands)
Options outstanding at December 31, 2006	56,750	$11.92	—	—
Options assumed in Agere merger	48,884	22.41
Options granted	10,198	9.38	—	—
Options exercised	(1,614)	(6.27)	—	—
Options canceled	(3,174)	(15.95)	—	—

Options outstanding at July 1, 2007	111,044	$14.55	4.12	$46,670

Options exercisable at July 1, 2007	70,769	$20.93	3.15	$29,024

     As of July 1, 2007, total unrecognized compensation expense related to nonvested stock options, net of estimated forfeitures, was approximately $127.0 million and is expected to be recognized over the next 2.8 years calculated on a weighted average basis. The total intrinsic value of options exercised during the three and six months ended July 1, 2007 was $2.1 million and $4.9 million, respectively. Cash received from stock option exercises was $4.5 million and $10.1 million during the three and six months ended July 1, 2007, respectively.
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
Employee Stock Purchase Plans
     The Company also has two ESPPs, one for U.S. employees and one for employees outside the U.S., under which rights are granted to employees to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of a 12-month offering period or the end of each six-month purchase period within such an offering period. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. A total of 1.7 million shares and 1.9 million shares related to the ESPPs were issued during the three months ended July 1, 2007 and July 2, 2006, respectively. For disclosure purposes, the Company has included the assumptions that went into the calculation of fair value for the May 2007 and May 2006 grants as follows:

	Three months ended	Three months ended
Employee Stock Purchase Plans Granted	July 2, 2007	July 2, 2006
Weighted average estimated grant date fair value	$2.37	$3.05
Weighted average assumptions in calculation:
Expected life (years)	0.8	0.8
Risk-free interest rate	5%	5%
Volatility	38%	39%
Dividend yield	—	—
Restricted Stock Awards
     Under the 2003 Equity Incentive Plan (“2003 Plan”), the Company may grant restricted stock or restricted stock units. No participant may be granted more than a total of 0.5 million shares of restricted stock or restricted stock units in any year. The vesting requirements for these awards are determined by the Compensation Committee of the Board of Directors. The Company typically grants restricted stock units, vesting of which is subject to the employee’s continuing service to the Company. The cost of these awards is determined using the fair value of the Company’s common stock on the date of grant and compensation expense is recognized over the vesting period on a straight-line basis.

     A summary of the changes in restricted stock unit awards outstanding during the six months ended July 1, 2007 is presented below (in thousands):

Number of
Shares
Non-vested shares at December 31, 2006	1,910
Assumed in Agere merger	9,141
Granted	2,164
Vested	(951)
Forfeited	(171)

Non-vested shares at July 1, 2007	12,093

     As of July 1, 2007, the Company had approximately $72.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit awards, which will be recognized over the weighted average period of 2.6 years. The fair value of shares vested in the three and six months ended July 1, 2007 was $4.2 million and $8.8 million, respectively.
NOTE 3 — RESTRUCTURING AND OTHER ITEMS
     The Company recorded a charge of $25.9 million and $17.8 million in restructuring of operations and other items for the three and six months ended July 1, 2007, respectively. A charge of $22.2 million and $14.0 million was recorded in the Semiconductor segment and a charge of $3.7 million and $3.8 million was recorded in the Storage Systems segment for the three and six months ended July 1, 2007, respectively. The Company recorded a net credit of $21.6 million and $16.0 million in restructuring of operations and other items during the three and six months ended July 2, 2006, respectively. Of these credits, a credit of $21.9 million and $17.3 million was recorded in the Semiconductor segment and a charge of $0.3 million and $1.3 million was recorded in the Storage Systems segment for the three and six months ended July 2, 2006, respectively. For a complete discussion of the 2006 restructuring actions, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Restructuring and Impairment of Long-Lived Assets
First quarter of 2007:
     The credit of $8.1 million resulted from the following items:
•	$10.4 million net gain was recorded for the sale of land in Colorado, which had a net book value of $2.0 million. Total proceeds from the sale were $12.4 million. The gain was offset in part by a charge of $0.2 million associated with certain other asset write-offs;

•	A credit of $0.5 million was recorded for changes in sublease assumptions for certain previously accrued facility lease exit costs;

•	An expense of $0.7 million was recorded to reflect the change in time value of accruals for facility lease exit costs; and

•	An expense of $1.9 million was recorded for severance and termination benefits for employees.
Second quarter of 2007:
     On June 27, 2007, the Company announced the signing of a definitive agreement to sell the Consumer business to Magnum Semiconductor and a reduction in workforce of approximately 900 positions (inclusive of the Consumer business) or 13 percent of the Company’s non-production workers across all business and functional areas worldwide. In connection with the restructuring actions, the Company recorded a charge of approximately $21.6 million during the quarter ended July 1, 2007, which represents future cash expenditures for termination related benefits expected to be paid primarily by the end of the third quarter of 2007. The sale of the Consumer business closed on July 27, 2007. See Note 12.
     On July 25, 2007, the Company announced that it had signed a definitive agreement to sell its semiconductor assembly and test operations in Thailand to STATS ChipPAC Ltd. Under the terms of the agreement, the company will also enter into additional agreements, including a multi-year wafer assembly and test agreement and a transition services agreement. The Company also announced that it would transition semiconductor and storage systems assembly and test operations performed at its facilities in Singapore and Kansas to current manufacturing partners. As part of these actions, the Company expects to eliminate approximately 2,100 production positions worldwide (see Note 12). In connection with the restructuring for Kansas, the Company recorded a charge of approximately $2.5 million during the quarter ended July 1, 2007, which represents future cash expenditures for termination related benefits expected to be paid primarily by the end of the second quarter of 2008. The restructuring costs associated with the Thailand and Singapore assembly and test facilities were recorded as liabilities assumed as part of the merger with Agere on April 2, 2007. See the discussion below under restructuring actions related to Agere.
     For the quarter ended July 1, 2007, a charge of $25.9 million resulted from the following items:
•	An expense of $24.1 million was recorded for severance and termination benefits for employees as a result of the actions announced in the second quarter of 2007 — $11.9 million is related to the Consumer business action, $2.5 million is related to the transition of Wichita manufacturing operations to manufacturing partners and $9.7 million is related to the workforce reduction action announced June 27, 2007 as mentioned above.

•	An expense of $0.3 million was recorded for changes in sublease assumptions for certain previously accrued facility lease exit costs;

•	An expense of $0.7 million was recorded to reflect the change in time value of accruals for facility lease exit costs; and

•	An expense of $0.8 million was recorded for certain asset write-offs and merger related costs.
     Assets held for sale of $140.9 million and $20.1 million were included as a component of prepaid expenses and other current assets as of July, 1, 2007 and December 31, 2006, respectively. The increase in assets held for sale during the six months ended July 1, 2007 is mainly due to the $123.0 million classification as of April 2, 2007 of the acquired Thailand and Singapore assembly and test facilities as assets held for sale. Assets classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell and not depreciated. The fair values of impaired equipment and facilities were researched and estimated by management using the assistance of third party appraisers. Given that current market conditions for the sale of older fabrication facilities and related equipment may fluctuate, there can be no assurance that the Company will realize the current net carrying value of the assets held for sale. The Company reassesses the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary.
     The following table sets forth the Company’s restructuring reserves as of December 31, 2006 and July 1, 2007, which are included in other accrued liabilities on the balance sheet, and the activity affecting the reserves during the three months ended July 1, 2007 (in thousands):

	Balance at	Restructuring	Utilized	Balance at	Restructuring	Utilized	Balance at
	December 31,	Expense	during Q1	April 1,	Expense	during Q2	July 1,
	2006	Q1 2007	2007	2007	Q2 2007	2007	2007
Write-down of excess assets (a)	$—	$(10,143)	$10,143	$—	$785	$(323)	$462
Lease terminations (b)	23,169	189	(2,952)	20,406	1,027	(2,082)	19,351
Payments to employees for severance (c)	342	1,874	(449)	1,767	24,108	(1,917)	23,958

Total	$23,511	$(8,080)	$6,742	$22,173	$25,920	$(4,322)	$43,771

(a)	The credit in Q1 2007 includes the gain from the sale of the land in Colorado, offset in part by a charge of $0.2 million associated with certain asset write-offs.

(b)	Amounts utilized represent cash payments. The balance remaining for real estate lease terminations is expected to be paid during the remaining terms of these contracts, which extend through 2011.

(c)	Amounts utilized represent cash severance payments to employees. The balance remaining for severance is expected to be paid by the end of 2008.
Restructuring actions associated with Agere:
     In connection with the merger with Agere, the Company’s management approved and initiated plans to restructure the operations of Agere to eliminate certain duplicative activities, reduce cost structure and better align product and operating expenses with existing general economic conditions. All Agere restructuring costs were accounted for as liabilities assumed as part of the purchase business combination as of April 2, 2007 in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

     The following table sets forth restructuring reserves related to Agere as of April 2, 2007 and July 1, 2007, which are included in other accrued liabilities on the balance sheet, and the activity affecting the reserves during the three months ended July 1, 2007 (in thousands). The reserves established as of April 2, 2007 include the following:
•	A reserve of $50 million for severance and termination benefits for employees as a result of the actions announced in the second quarter of 2007.

•	A reserve of $14 million for facility lease exit costs primarily in Singapore and Europe; and

•	A reserve of $29 million for stock related compensation for employees terminated.

	Balance at	Utilized	Balance at
	April 2,	during Q2	July 1,
(in thousands):	2007	2007	2007
Lease terminations (a)	$14,464	$—	$14,464
Payments to employees for severance (b)	50,087	(4,070)	46,017
Stock compensation charges in accordance with FAS 123R (c)	28,841	—	28,841

Total	$93,392	$(4,070)	$89,322

(a)	The balance remaining for real estate lease terminations is expected to be paid during the remaining terms of these contracts, which extend through 2013.

(b)	Amounts utilized represent cash severance payments to employees. The majority of the balance remaining for severance is expected to be paid by the end of 2008.

(c)	Amounts represent stock options and restricted units awarded to employees to be terminated which will accelerate upon their employment terminations. The balance is expected to be utilized by the end of 2009.
NOTE 4 — BUSINESS COMBINATIONS
     The Company actively evaluates strategic acquisitions that build upon the Company’s existing library of intellectual property, human capital and engineering talent, and seeks to increase the Company’s leadership position in the markets in which the Company operates.
Merger with Agere
     On April 2, 2007, the Company completed the acquisition of Agere. Agere was a provider of integrated circuit solutions for a variety of computing and communications applications. Some of Agere’s solutions included related software and reference designs. Agere’s solutions were used in products such as hard disk drives, mobile phones, high-speed communications systems and personal computers. Agere also licensed its intellectual property to others. The purpose of the acquisition was to enable the Company to expand its comprehensive set of building block solutions including semiconductors, systems and related software for storage, networking and consumer electronics products that enable businesses and consumers to store, protect and stay connected to their information and digital content and expand its intellectual property portfolio and integrated workforce in the Semiconductor segment.
     Upon completion of the merger, each share of Agere common stock outstanding at the effective time of the merger was converted into the right to receive 2.16 shares of LSI common stock. As a result, approximately 368 million shares of LSI common stock were issued to former Agere stockholders. The fair value of the common stock issued was determined using a share price of $9.905 per share, which represented the average closing price of LSI common shares for two trading days before and ending two trading days after December 4, 2006, the date by which the merger was agreed to and announced. LSI assumed stock options and restricted stock units covering a total of approximately 58 million shares of LSI common stock. The fair value of options assumed was estimated using a reduced form calibrated binomial lattice model and a share price of $9.905 per share, which represents the average closing price of LSI common shares for two trading days before and ending two trading days after December 4, 2006, the date by which the merger was agreed to and announced. The value of total options and restricted units assumed was reduced by the fair value of unvested options and restricted units assumed, based on the price of a share of LSI common stock on April 2, 2007. LSI also guaranteed Agere’s 6.5% Convertible Subordinated Notes due December 15, 2009, the fair value of which was $370 million as of April 2, 2007.

     The merger was accounted for as a purchase. Accordingly, the results of operations of Agere and estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements from the April 2, 2007 acquisition date.
     The total purchase price of the acquisition was as follows (in thousands):

Amounts
Fair value of LSI common shares issued	$3,647,021
(a) Fair value of stock awards assumed	218,713
(b) Fair value of unvested stock awards assumed	(168,555)

(a)-(b) Fair value of the vested options assumed	50,158
Direct transaction costs	22,970

Total estimated purchase price	$3,720,149

Purchase price allocation:
     The allocation of the purchase price to Agere’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values. Further adjustments may be included in the final allocation of the purchase price of Agere, if the adjustments are determined within the purchase price allocation period (up to twelve months from the closing date). The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. None of the goodwill recorded is expected to be deductible for tax purposes except the tax deductible goodwill LSI inherited from Agere. The purchase price has been allocated as follows (in thousands):

As of
April 2,
2007
Cash	$540,140
Accounts receivable	222,169
Inventory	120,848
Assets held for sale	122,756
Property and equipment	162,047
Accounts payable	(167,947)
Pension and postretirement liabilities	(214,607)
Convertible Notes	(370,249)
Other liabilities	(183,359)

Net assets acquired	231,798
Identifiable intangible assets	1,727,700
In-process research and development	176,400
Goodwill	1,584,251

Total estimated purchase price	$3,720,149

     Note 3 contains information related to the cost of restructuring programs for Agere employees. The costs were included as part of other liabilities assumed as of April 2, 2007.
     The following table sets forth the components of the identifiable intangible assets, which are being amortized over their estimated useful lives on both a straight-line and on an accelerated basis (dollars in thousands):

		Weighted
		Average
		Useful Life
	Fair Value	(in Years)
Current technology	$844,500	8.5
Customer base	513,000	10
Patent licensing	317,200	10
Order Backlog	53,000	.5

Total acquired identifiable intangible assets	$1,727,700

Acquired in-process research and development:
     We recorded a charge of $176.4 million associated with acquired in-process research and development, or IPR&D, associated with the merger with Agere for the three months ended July 1, 2007. The Company’s methodology for allocating the purchase price relating to purchase acquisitions to IPR&D is determined through established valuation techniques in the high-technology industry with the assistance of third party service providers. Each project in-process was analyzed by discounting forecasted cash flows directly related to the products expecting to result from the subject research and development, net of returns on contributory assets including working capital, fixed assets, customer relationships, tradename, and assembled workforce. IPR&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The fair value of technology under development is determined using the income approach, which discounts expected future cash flows to present value. A discount rate is used for the projects to account for the risks associated with the inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances, which could impact the estimates recorded. The discount rates used in the present value calculations are typically derived from a weighted-average cost of capital analysis. These estimates did not account for any potential synergies realizable as a result of the acquisition and were in line with industry averages and growth estimates. See the details summarized in the table below.

				Estimated		Revenue
				cost to		projections by
	Acquisition		IPR&D	complete	Discount	projects extend
Company	Date	Projects	$ millions	$ millions	rate	through

Agere	April 2007	Storage – read channel and preamps	$36.2	$17.8	13.8%	2016
		Mobility – HSPDA for 3G	$31.2	$144.2	13.8%	2016
		Networking–modems, firewire, serdes, media gateway, VoIP, network processors, Ethernet, mappers and framers	$109.0	$68.0	13.8%	2021
     The actual development timelines and costs were in line with original estimates as of July 1, 2007. However, development of the technology remains a substantial risk to the Company due to factors including the remaining effort to achieve technical feasibility, rapidly changing customer needs and competitive threats from other companies. Failure to bring these products to market in a timely manner could adversely affect sales and profitability of the Company in the future. Additionally, the value of other intangible assets acquired may become impaired.
Pro forma results:
     The following pro forma summary is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had the Company and Agere been a consolidated entity during the periods presented. The summary combines the results of operations as if Agere had been acquired as of the beginning of the period presented.
     The summary includes the impact of certain adjustments such as amortization of intangibles, stock compensation charges and charges in interest expense because of Agere’s notes that the Company guaranteed. Additionally, IPR&D of $176.4 million discussed above has been excluded from the periods presented as it arose from the merger with Agere. The restructuring charges of $25.9 million referred to in Note 3 did not relate to the merger with Agere and accordingly was included.

(dollars in thousands except per share amounts)	Six months ended
	July 1, 2007	July 2, 2006
Revenues	$1,470,498	$1,683,703
Net loss	(195,274)	(115,049)
Basic income per share	$(0.26)	$(0.15)

Diluted income per share	$(0.26)	$(0.15)

Acquisition of SiliconStor, Inc.
     On March 13, 2007, the Company completed the acquisition of SiliconStor, Inc. Pro forma statements of earnings information have not been presented because the effect of this acquisition was not material. The table below provides information about this acquisition (dollars in millions).

Fair Value of
Entity Name;				Tangible Net
Segment Included in;		Total		Assets/			In-Process
Description of		Purchase	Type of	(Liabilities)		Amortizable	Research and
Acquired Business	Acquisition Date	Price	Consideration	Acquired	Goodwill	Intangible Assets	Development
SiliconStor, Inc.; Semiconductor segment; silicon solutions for enterprise storage based on SAS and FC-SATA	March 13, 2007	$56.4	$56.4 cash	$1.5	$37.8	$10.6	$6.5
     There were no material acquisitions for the six months ended July 2, 2006.
NOTE 5 — BENEFIT OBLIGATIONS
     The Company has pension plans covering substantially all former Agere U.S. employees, excluding management employees hired after June 30, 2003. Retirement benefits are offered under a defined benefit plan and are based on either an adjusted career average pay or dollar per month formula or on a cash balance plan. The cash balance plan provides for annual Company contributions based on a participant’s age and compensation and interest on existing balances and covers employees of certain companies acquired by Agere since 1996 and management employees hired after January 1, 1999 and before July 1, 2003. The Company also has postretirement benefit plans that include healthcare benefits and life insurance coverage for former Agere employees. Participants in the cash balance plan and management employees hired after June 30, 2003 are not entitled to Company paid benefits under the postretirement benefit plans. The Company also has pension plans covering certain international employees.
Net Periodic Benefit Cost

	Three months ended		Six months ended
	July 1, 2007		July 1, 2007
		Postretirement		Postretirement
	Pension Benefits	Benefits	Pension Benefits	Benefits
	(In thousands)
Service cost	$1,867	$41	$1,867	$41
Interest cost	18,396	931	18,396	931
Expected return on plan assets	(20,859)	(1,194)	(20,859)	(1,194)
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	—	—	—	—

Net periodic benefit cost	(596)	(222)	(596)	(222)
Curtailment gain	—	—	—	—
Settlement charges	—	—	—	—

Total benefit cost	$(596)	$(222)	$(596)	$(222)

     Amounts recognized in the consolidated balance sheet consist of the following (in thousands):

	July 1, 2007
		Postretirement
	Pension Benefits	Benefits
Accrued benefit liability	$197,775	$5,955
Accumulated other comprehensive loss	—	—

Net amount realized	197,775	5,955
As of April 2, 2007, the Agere’s pension and postretirement obligations were remeasured and recorded at fair value. For the period from April 2, 2007 through July 1, 2007, the Company accounted for its pension and postretirement obligations under Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. As of July 1, 2007, the total accrued pension benefit liability was $198 million, of which $2 million was included in other current liabilities and the rest was included as a non-current liability. The net accrued postretirement benefit liability as of July 1, 2007 was $6 million, of which $16 million was reported as a current liability, $14 million was reported as a non-current liability, and $24 million was included in other assets.
The actuarial assumptions for the principal pension and postretirement plans for 2007 are as follows:

	Pension	Postretirement	Postretirement
	Benefits	Health Benefits	Life Benefits
Discount rate to determine net periodic cost	6.0%	6.0%	6.0%

Discount rate to determine the benefit obligation as of April 2, 2007	6.0%	6.0%	6.0%

Rate of compensation increase	4.0%	N/A	4.0%

Expected average rate of return on plan assets	8.13%	N/A	7.75%
     The long-term rates of return on assets were based on the asset mix of the portfolios as noted below. The rates used are adjusted for any current or anticipated shifts in the investment mix of the plans. The rates also factor in the historic performance of the plans assets.

Allocation as of April 2, 2007
	Pension	Postretirement
	Benefits	Benefits
Equity Securities	54%	40%

Debt Securities	46%	60%
     The following table reflects the benefit payments, which include expected future service, that the Company expects to pay in the periods noted (in thousands):

	Pension	Postretirement
	Benefits	Benefits
April 2 through December 31, 2007	$65,774	$16,335
Year ended December 31, 2008	$89,261	$17,929
Year ended December 31, 2009	$86,048	$1,355
Year ended December 31, 2010	$85,954	$1,472
Year ended December 31, 2011	$85,817	$1,591
Years ended December 31, 2012 through December 31, 2016	$433,612	$10,002
     The Company does not currently plan to make contributions to its pension plans during the year ending December 31, 2007.

NOTE 6 — BALANCE SHEET DETAIL

	July 1,	December 31,
	2007	2006
	(In thousands)
Cash and cash equivalents:
Cash in financial institutions	$100,490	$50,478
Cash equivalents	624,980	277,322

Total cash and cash equivalents	$725,470	$327,800

Available-for-sale debt securities:
Asset and mortgage-backed securities	$236,815	$363,723
U.S. government and agency securities	158,206	272,287
Corporate and municipal debt securities	37,788	45,127

Total short-term investments	$432,809	$681,137

Long-term investments in equity securities:
Marketable equity securities available-for-sale	$2,335	$2,827
Non-marketable equity securities	10,580	12,973

Total long-term investments in equity securities	$12,915	$15,800

Inventories:
Raw materials	$34,163	$44,151
Work-in-process	116,082	52,497
Finished goods	134,766	112,822

Total inventories	$285,011	$209,470

Intangible assets, net of accumulated amortization:
Semiconductor segment	$1,675,952	$16,701
Storage Systems segment	38,561	42,783

Total intangible assets, net of accumulated amortization	$1,714,513	$59,484

     Intangible assets by reportable segment are comprised of the following (in thousands):

	July 1, 2007		December 31, 2006
	Gross	Accumulated	Gross	Accumulated
	Carrying Amount	Amortization	Carrying Amount	Amortization
Semiconductor:
Current technology	$1,090,058	$(267,131)	$240,458	$(232,716)
Trademarks	26,785	(26,239)	26,285	(25,446)
Customer base	525,588	(11,995)	8,788	(4,394)
Non-compete agreements	1,949	(849)	849	(625)
Existing purchase orders	200	(200)	200	(200)
Supply agreement	100	(67)	—	—
Patent Licensing	317,200	(9,151)	—	—
Order Backlog	53,000	(26,500)	—	—
Workforce	3,567	(363)	3,567	(65)

Subtotal	2,018,447	(342,495)	280,147	(263,446)
Storage Systems:
Current technology	164,339	(127,489)	164,339	(124,618)
Trademarks	7,150	(7,150)	7,150	(7,120)
Customer base	5,010	(5,010)	5,010	(5,010)
Supply agreement	8,147	(8,147)	8,147	(7,472)
Non-compete agreements	1,600	(622)	1,600	(33)
Trade Names	800	(67)	800	(10)

Subtotal	187,046	(148,485)	187,046	(144,263)

Total	$2,205,493	$(490,980)	$467,193	$(407,709)

     On April 2, 2007, the Company completed the acquisition of Agere and on March 13, 2007, the Company acquired SiliconStor. See more details in Note 4.

     Amortization expense and the weighted average lives of intangible assets are shown in the table below:

	Weighted	Six months ended	Year ended
	Average Lives	July 1,	December 31,
	(In Months)	2007	2006	2005
	(In thousands)
Current technology	54	$37,286	$25,129	$53,185
Trademarks	83	822	4,119	5,001
Customer base	43	7,602	2,359	2,427
Supply agreement	32	742	225	1,590
Non-compete agreements	27	813	182	281
Existing purchase orders	9	—	—	—
Workforce	72	298	65	—
Patent Licensing	37	9,151	—	—
Order Backlog	2	26,500	—	—
Trade Names	84	57	10	—

Total	48	$83,271	$32,089	$62,484

     The estimated future amortization expense of intangible assets as of July 1, 2007 is as follows (in thousands):

Fiscal Year:	Amount:
2007 (July 2, 2007 through December 31, 2007)	$127,974
2008	297,983
2009	283,345
2010	232,922
2011 and thereafter	772,289

$1,714,513

     The changes in the carrying amount of goodwill for the six months ended June 30, 2007 are as follows (in thousands):

	Semiconductor	Storage Systems
	segment	segment	Total

Balance as of January 1, 2007	$756,699	$175,624	$932,323
Goodwill acquired during the year*	1,622,041	—	1,622,041
Adjustment to goodwill acquired in a prior year for the resolution of a pre-acquisition income tax contingency	(2,442)	—	(2,442)
Adjustment to goodwill related to FIN 48	(34,661)	—	(34,661)

Balance as of July 1, 2007	$2,341,637	$175,624	$2,517,261

*	During the six months ended July 1, 2007, the Company recorded $37.8 million and $1,584.3 million of goodwill in connection with the acquisition of SiliconStor and Agere in the Semiconductor segment, respectively.
     The Company monitors the recoverability of goodwill recorded in connection with acquisitions annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment, if any, would be measured by comparing the implied fair value and goodwill against its carrying value of goodwill. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for further discussion.

		Interest	Conversion	July 1,	December 31,
	Maturity	Rate	Price	2007	2006
				(In thousands)
Long-term debt:
2003 Convertible Subordinated Notes	May 2010	4.0%	$13.42	$350,000	$350,000
2002 Convertible Subordinated Notes	December 2009	6.5%	$15.31	361,660	—
Accrued debt premium **				8,589	—

				$720,249	$350,000
Amortization of accrued debt premium				(754)	—

Total long-term debt				$719,495	$350,000

**	Upon the completion of merger with Agere, the Company guaranteed Agere’s 2002 Convertible Subordinated Notes. The face value of the Notes were adjusted to the fair value of $370 million as of April 2, 2007, the purchase date. The accrued debt premium will be fully amortized by December 2009.

NOTE 7 — RECONCILIATION OF BASIC AND DILUTED (LOSS)/INCOME PER SHARE
     A reconciliation of the numerators and denominators used in the basic and diluted net (loss)/income per share computations are as follows (in thousands except for per share amounts):

	Three Months Ended
	July 1, 2007			July 2, 2006
			Per-Share			Per-Share
	Loss*	Shares+	Amount	Income*	Shares+	Amount
Basic EPS:
Net (loss)/income available to common stockholders	$(377,845)	751,114	$(0.50)	$53,847	397,790	$0.14

Stock options, employee stock purchase rights and restricted stock unit awards	—	—	—	—	7,823	—
Diluted EPS:
Net (loss)/income available to common stockholders	$(377,845)	751,114	$(0.50)	$53,847	405,613	$0.13

	Six Months Ended
	July 1, 2007			July 2, 2006
			Per-Share			Per-Share
	Loss*	Shares+	Amount	Income*	Shares+	Amount
Basic EPS:
Net (loss)/income available to common stockholders	$(348,021)	577,672	$(0.60)	$67,015	396,312	$0.17

Stock options, employee stock purchase rights and restricted stock unit awards	—	—	—	—	7,901	—
Diluted EPS:
Net (loss)/income available to common stockholders	$(348,021)	577,672	$(0.60)	$67,015	404,213	$0.17

*	Numerator

+	Denominator
     Options to purchase 85,755,990 and 64,446,036 shares outstanding during the three and six months ended July 1, 2007, respectively, were excluded from the computation of diluted shares because of their antidilutive effect on net loss per share. Options to purchase 43,440,695 and 44,523,285 shares outstanding during the three and six months ended July 2, 2006, respectively, were excluded from the computation of diluted shares because of their antidilutive effect on net income per share.
     For the three and six months ended July 1, 2007, a weighted average of 49,699,072 potentially dilutive shares associated with the 2003 and 2002 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on net loss per share. For the three and six months ended July 2, 2006, a weighted average of 36,401,581 potentially dilutive shares associated with the 2003 and 2001 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on net income per share.
NOTE 8 — SEGMENT REPORTING
     The Company operates in two reportable segments — the Semiconductor segment and the Storage Systems segment — in which the Company offers products and services for a variety of electronic systems applications. LSI’s products are marketed primarily to original equipment manufacturers (“OEMs”) that sell products to the Company’s target markets.
     The following is a summary of operations by segment for the three and six months ended July 1, 2007 and July 2, 2006 (in thousands):

	Three months ended		Six months ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Revenues:
Semiconductor	$484,840	$307,391	$757,214	$605,765
Storage Systems	185,099	182,244	378,140	359,754

Total	$669,939	$489,635	$1,135,354	$965,519

(Loss)/income from operations:
Semiconductor	$(365,811)	$42,372	$(338,652)	$45,901
Storage Systems	(1,275)	12,684	2,205	25,626

Total	$(367,086)	$55,056	$(336,447)	$71,527

     Intersegment revenues for the periods presented above were not significant. For the three months ended July 1, 2007, restructuring of operations and other items for the Semiconductor and Storage Systems segments were $22.2 million and $3.7 million, respectively. For six months ended July 1, 2007, restructuring of operations and other items for the Semiconductor and Storage Systems segments were $14.0 million and $3.8 million, respectively.
     For the three months ended July 2, 2006, restructuring of operations and other items, net was a credit of $21.6 million, and was primarily included in the Semiconductor segment. For six months ended July 2, 2006, restructuring of operations and other items for the Semiconductor and Storage Systems segments were a net credit of $17.3 million and a charge of $1.3 million, respectively.
Significant Customers
     The following table summarizes the number of our significant customers, each of whom accounted for 10% or more of the Company’s revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment:

	Three months ended		Six months ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Semiconductor segment:
Number of significant customers	2	1	3	1
Percentage of segment revenues	26%, 18%	19%	24%, 12%, 10%	19%
Storage Systems segment:
Number of significant customers	2	2	2	2
Percentage of segment revenues	46%, 19%	46%, 16%	46%, 19%	45%, 15%
Consolidated:
Number of significant customers	3	2	2	2
Percentage of consolidated revenues	19%, 13%, 13%	18%, 12%	16%, 16%	18%, 12%
     Revenues from domestic operations were $208.0 million, representing 31.0% of consolidated revenues for the three months ended July 1, 2007 compared to $235.6 million, representing 48.1% of consolidated revenues for the three months ended July 2, 2006.
     Revenues from domestic operations were $418.7 million, representing 36.9% of consolidated revenues for the six months ended July 1, 2007 compared to $472.5 million, representing 48.9% of consolidated revenues for the six months ended July 2, 2006.
NOTE 9 — COMPREHENSIVE (LOSS)/INCOME
     Comprehensive (loss)/income is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive (loss)/income, net of taxes for the current reporting period and comparable period in the prior year is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Net (loss)/income	$ (377,845)	$53,847	$(348,021)	$67,015
Change in unrealized (loss)/gain on available-for-sale securities	(1,127)	(5,749)	2,137	(8,760)
Change in foreign currency translation adjustments	(3,761)	1,462	(3,356)	1,096

Comprehensive (loss)/income	$(382,733)	$49,560	$(349,240)	$59,351

NOTE 10 — RELATED PARTY TRANSACTIONS
     A member of our board of directors is also a member of the board of directors of Seagate Technology. The Company sells semiconductors used in storage product applications to Seagate Technology for prices an unrelated third party would pay for such products. Revenues from sales to Seagate Technology were $123.9 million and $179.5 million for the three and six months ended July 1, 2007, respectively. Revenues from sales to Seagate Technology were $59.3 million and $115.7 million for the three and six months ended July 2, 2006, respectively. The Company had accounts receivable due from Seagate Technology of $70 million and $45.8 million as of July 1, 2007 and December 31, 2006, respectively.
     The Company has a joint venture, Silicon Manufacturing Partners Pte Ltd. (“SMP”), with Chartered Semiconductor Manufacturing Ltd. (“Chartered Semiconductor”), a leading manufacturing foundry for integrated circuits. SMP operates an integrated circuit manufacturing facility in Singapore. The Company owns a 51% equity interest in this joint venture, and Chartered Semiconductor owns the remaining 49% equity interest. The Company’s 51% interest in SMP is accounted for under the equity method because LSI is effectively precluded from unilaterally taking any significant action in the management of SMP due to

Chartered Semiconductor’s significant participatory rights under the joint venture agreement. Because of Chartered Semiconductor’s approval rights, the Company can not make any significant decisions regarding SMP without Chartered Semiconductor’s approval, despite the 51% equity interest. In addition, the General Manager, who is responsible for the day-to-day management of SMP, is appointed by Chartered Semiconductor and Chartered Semiconductor provides the day-to-day operational support to SMP.
     The Company purchased $18.6 million of inventory from SMP for the three months ended July 1, 2007. At July 1, 2007, the amount of inventory on hand that was purchased from SMP was $9.8 million and amounts payable to SMP were $13.5 million.
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
     The Company has a take or pay agreement with SMP under which it has agreed to purchase 51% of the managed wafer capacity from SMP’s integrated circuit manufacturing facility and Chartered Semiconductor agreed to purchase the remaining 49% of the managed wafer capacity. SMP determines its managed wafer capacity each year based on forecasts provided by the Company and Chartered Semiconductor. If the Company fails to purchase its required commitments, it will be required to pay SMP for the fixed costs associated with the unpurchased wafers. Chartered Semiconductor is similarly obligated with respect to the wafers allotted to it. The agreement may be terminated by either party upon two years written notice. The agreement may also be terminated for material breach, bankruptcy or insolvency.
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
     In the second quarter of 2006, the Company completed the sale of our Gresham, Oregon semiconductor manufacturing facility to ON Semiconductor for approximately $105.0 million in cash. Under the terms of the agreement, ON Semiconductor entered into a multi-year wafer supply agreement (WSA) with LSI, whereby LSI agreed to purchase $198.8 million in wafers from ON Semiconductor during the period from the date of sale of the Gresham facility in May 2006 to the end of LSI’s second quarter of 2008. As of July 1, 2007, LSI had yet to purchase $68.9 million in wafers under this arrangement. The Company recorded a charge of $11 million for the three months ended July 1, 2007 related to required purchases under this arrangement that are in excess of what the Company believes can be sold.
Guarantees
Product warranties

Six months
ended July 1,
2007
(in thousands)

Balance at the beginning of the period	$11,325
Accruals for warranties issued during the period	7,735
Accruals related to pre-existing warranties (including changes in estimates)	(168)
Accruals assumed in Agere merger	1,819
Settlements made during the period (in cash or in kind)	(6,305)

Balance at the end of the period	$14,406

     Standby letters of credit. At July 1, 2007 and December 31, 2006, the Company had outstanding standby letters of credit of $10.6 million and $2.7 million, respectively. These instruments are off-balance sheet commitments to extend financial guarantees for leases and certain self-insured risks and generally have one-year terms. The fair value of the letters of credit approximates the contract amount.
NOTE 12 — SUBSEQUENT EVENTS
     On July 25, 2007, the Company announced that it had signed a definitive agreement to sell its semiconductor assembly and test operations in Thailand to STATS ChipPAC Ltd. for approximately $100 million with $50 million due upon closing and a $50 million note payable over four years. Under the terms of the agreement, the company will also enter into additional agreements, including a multi-year wafer assembly and test agreement and a transition services agreement. The Company plans to transition semiconductor and storage systems assembly and test operations performed at its facilities in Singapore and Kansas to current manufacturing partners. As part of these actions, the Company expects to eliminate approximately 2,100 production positions worldwide.
     On July 27, 2007, the Company completed the sale of its Consumer business to Magnum Semiconductor. In consideration, the Company received approximately $22.6 million in cash on July 27, 2007. In addition, the Company received a promissory note for $18 million due in 2010 and a warrant to purchase preferred shares of Magnum Semiconductor stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Form 10-Q contains forward-looking statements. In many cases you can identify forward-looking statements by terminology such as “may”, “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. We assume no obligation to update any such forward-looking statements, and these statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. For a summary of such risks and uncertainties, please see Item 1ARisk Factors” in Part II.
OVERVIEW
     We are a leading provider of silicon-to-system solutions that are used at the core of products that create, store and consume digital information. We offer a broad portfolio of capabilities including custom and standard product integrated circuits, host bus and RAID adapters, storage area network solutions and software applications. Our products enable leading technology companies in the Storage, Networking and Mobility markets to deliver some of the most advanced and well-known electronic systems in the market today.
     We operate in two segments — the Semiconductor segment and the Storage Systems segment — in which we offer products and services for a variety of electronic systems applications. Our products are marketed primarily to original equipment manufacturers, or OEMs that sell products to our target markets.
     On April 2, 2007, we completed the acquisition of Agere Systems Inc. through the merger of a subsidiary of ours and Agere. As a result of the merger, each share of Agere common stock issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive 2.16 shares of LSI common stock. Approximately 368 million shares of LSI common stock were issued to former Agere stockholders in connection with the merger.
     As a result of the merger, LSI acquired the business and assets of Agere. Agere was a leading provider of integrated circuit solutions for a variety of communications and computing applications. Some of its solutions included related software and reference designs. Agere’s customers included manufacturers of hard disk drives, mobile phones, advanced communications and networking equipment and personal computers. Agere also generated revenue from the licensing of intellectual property. See Note 4 to our financial statements in Item 1.
     Revenues for the three months ended July 1, 2007 were $669.9 million, representing a 37% increase from $489.6 million for the three months ended July 2, 2006. Revenues for the six months ended July 1, 2007 were $1,135.4 million, representing an 18% increase from $965.5 million for the six months ended July 2, 2006. The increases are primarily attributable to the Agere acquisition included in our results of operations as of April 2, 2007.
     We reported a net loss of $377.8 million or $0.50 per diluted share for the three months ended July 1, 2007, compared to net income of $53.8 million or $0.13 per diluted share for the three months ended July 2, 2006. We reported a net loss of $348.0 million or $0.60 per diluted share for the six months ended July 1, 2007, compared to net income of $67.0 million or $0.17 per diluted share for the six months ended July 2, 2006. We recorded a $176.4 million charge for acquired in-process research and development associated with the merger with Agere, which closed on April 2, 2007 and recorded restructuring of operations and other items, net of $25.9 million associated primarily with a reduction in workforce discussed below.
     On June 27, 2007, we announced the signing of a definitive agreement to sell our Consumer business to Magnum Semiconductor and a reduction in our workforce by approximately 900 positions or 13 percent of our non-production workforce. We completed the sale of the Consumer business on July 27, 2007. See Note 3 to our financial statements in Item 1 for information about restructuring charges recorded during the second quarter of 2007.
     On July 25, 2007, we announced that we had signed a definitive agreement to sell our semiconductor assembly and test operations in Thailand to STATS ChipPAC Ltd. for approximately $100 million. See Note 12 to our financial statements in Item 1. Under the terms of the agreement, the company will also enter into additional agreements, including a multi-year wafer assembly and test agreement and a transition services agreement. The Company also plans to transition semiconductor and storage systems assembly and test operations performed at its facilities in Singapore and Kansas to current manufacturing partners. As part of these actions, the Company expects to eliminate approximately 2,100 production positions worldwide.

     Cash, cash equivalents and short-term investments were $1.16 billion as of July 1, 2007 as compared to $1.01 billion as of December 31, 2006. For the three and six months ended July 1, 2007, we generated $29.9 million and $85.9 million, respectively, in cash provided by operations as compared to $49.4 million and $149.0 million, respectively, in the same periods of 2006.
     Since April 2007, we have repurchased approximately 60.3 million shares for approximately $500 million in cash.
     RESULTS OF OPERATIONS
     Where more than one significant factor contributed to changes in results from year to year, we have quantified these factors in the following discussion, where practicable.
Revenues

	Three months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
	(in millions)
Semiconductor segment	$484.8	$307.4	$757.2	$605.8
Storage Systems segment	185.1	182.2	378.1	359.7

Consolidated	$669.9	$489.6	$1,135.3	$965.5

     There were no significant intersegment revenues during the periods presented.
Three months ended July 1, 2007 compared to the three months ended July 2, 2006:
     Total consolidated revenues for the three months ended July 1, 2007 increased $180.3 million or 36.8% as compared to the three months ended July 2, 2006.
Semiconductor Segment:
     Revenues for the Semiconductor segment increased $177.4 million or 57.7% for the three months ended July 1, 2007 compared to the three months ended July 2, 2006. The increase in semiconductor revenues was attributable to:
•	An increase due to the acquisition of Agere;

•	Increased demand for semiconductors used in storage products associated with the ramping of our Serial Attached SCSI, or SAS, products;
     These increases were partially offset by:
•	Decreases in demand for semiconductors used in consumer product applications such as digital audio players where our customer’s solution has not been included in the new generation of its customer’s products, DVD products and cable set-top box solutions and

•	Decreases in demand for semiconductors used in communication products such as telecommunications and printing.
Storage Systems Segment:
     Revenues for the Storage Systems segment increased $2.9 million or 1.6% for the three months ended July 1, 2007 from the three months ended July 2, 2006. The increase in revenues was primarily attributable to the ramp of our entry level SAS storage product introduced in the fourth quarter of 2006, increased demand for our premium feature software and partially offset by decreased revenues for our raid storage adapters due to the transition from hardware sales to software sales.
Six months ended July 1, 2007 compared to the six months ended July 2, 2006:
     Total consolidated revenues for the six months ended July 1, 2007 increased $169.8 million or 17.6% as compared to the six months ended July 2, 2006.

Semiconductor Segment:
     Revenues for the Semiconductor segment increased $151.4 million or 25.0% for the six months ended July 1, 2007 compared to the six months ended July 2, 2006. The increase in semiconductor revenues was primarily attributable to the Agere acquisition and increased demand for semiconductors used in storage products associated with the ramping of our SAS products, partially offset by a decrease in demand for semiconductors used in consumer product applications such as digital audio players where our customer’s solution has not been included in the new generation of its customer’s products, DVD products and cable set-top box solutions and a decrease in demand for semiconductors used in communication products such as telecommunications and printers.
Storage Systems Segment:
     Revenues for the Storage Systems segment increased $18.4 million or 5.1% for the six months ended July 1, 2007 from the six months ended July 2, 2006. The increase in revenues was primarily attributable to increased demand for our entry level SAS storage product introduced in the fourth quarter of 2006, increased demand for our mid-range integrated storage modules, partially offset by decreased revenues for our raid storage adapters due to the transition from hardware sales to software sales.
     See Note 8 to our financial statements in Item 1 for information about our significant customers.
Revenues by geography:
     The following table summarizes our revenues by geography (in millions):

	Three months ended		Six months ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
North America	$208.0	$235.6	$418.7	$472.5
Asia, including Japan	386.9	194.6	575.8	381.0
Europe and Middle East (EMEA)	75.0	59.4	140.8	112.0

Total	$669.9	$489.6	$1,135.3	$965.5

Three months ended July 1, 2007 compared to the three months ended July 2, 2006:
     The decrease in revenues in North America in the three months ended July 1, 2007 compared to the three months ended July 2, 2006 was attributable to a decrease in demand for semiconductors used in consumer product applications such as digital audio players, custom storage products used in server applications and telecommunication products used in routers and switches. The decrease was offset in part by increased demand for semiconductors used in SAS storage product applications and an increase in revenues due to the Agere acquisition. Revenues in Asia, including Japan, increased for the three months ended July 1, 2007 as compared to the three months ended July 2, 2006. The increase in revenues in Asia, including Japan, was primarily attributable to the Agere acquisition and increased demand for storage semiconductors used in SAS applications, offset in part by decreased demand for DVD products. The increase in EMEA was primarily attributable to the Agere acquisition. The increase in EMEA was offset in part by decreased demand for semiconductors used in consumer product applications such as set-top boxes and DVD’s.
Six months ended July 1, 2007 compared to the six months ended July 2, 2006:
     For the six months ended July 1, 2007, revenues decreased in North America compared to the six months ended July 2, 2006. The decrease in North America was attributable to a decrease in demand for semiconductors used in consumer product applications such as digital audio players. The decrease was offset in part by increased demand for semiconductors used in SAS storage product applications and increased revenues due to the Agere acquisition. Revenues in Asia, including Japan, increased for the six months ended July 1, 2007 as compared to the six months ended July 2, 2006. The increase in revenues in Asia, including Japan, was primarily attributable to the Agere acquisition and increased demand for storage semiconductors used in SAS applications, offset in part by decreased demand for DVD products. The increase in EMEA was primarily attributable to the Agere acquisition and increases in revenues for custom semiconductors used in tape drive applications and storage semiconductors used in SAS applications. The increase in EMEA was offset in part by decreased demand for semiconductors used in consumer product applications such as set-top boxes and DVD products.

Gross profit margin, Operating Costs and Expenses
     Key elements of the consolidated statements of operations for the respective segments are as follows (dollars in millions):
Gross profit margin:

	Three months ended		Six months ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Semiconductor segment	$88.9	$141.3	$220.4	$271.3
Percentage of revenues	18.3%	46.0%	29.1%	44.8%
Storage Systems segment	$63.1	$57.1	$126.1	$120.4
Percentage of revenues	34.1%	31.3%	33.4%	33.5%

Consolidated	$152.0	$198.4	$346.5	$391.7

Percentage of revenues	22.7%	40.5%	30.5%	40.6%

     Amortization of intangibles which was previously reported in operating expense in the financial statement captions have been reclassified to cost of revenues for the three and six months ended July 2, 2006 to conform to the current period presentation.
Three months ended July 1, 2007 compared to the three months ended July 2, 2006:
     The consolidated gross profit margin as a percentage of revenues decreased to 22.7% for the three months ended July 1, 2007 as compared to 40.5% for the three months ended July 2, 2006.
Semiconductor Segment:
     The gross profit margin as a percentage of revenues for the Semiconductor segment decreased to 18.3% for the three months ended July 1, 2007 from 46.0% for the three months ended July 2, 2006. The decline in gross margin percentage reflects:
•	An increase in the amortization of intangible assets primarily related to the acquisition of Agere;

•	Inventory charges related to fair valuing the inventory in the acquisition of Agere of $47.9 million; and

•	$11.0 million in charges recorded for an unfavorable wafer supply agreement with ON Semiconductor resulting from a decline in demand in the second quarter of 2007. During the three months ended July 2, 2006, we completed the sale of our Gresham, Oregon semiconductor manufacturing facility to ON Semiconductor. Under the terms of the agreement, ON Semiconductor offered employment to substantially all of the Company’s manufacturing employees based at the Gresham site, with the remaining non-manufacturing workforce expected to continue their employment with the Company. ON Semiconductor also entered into additional agreements with the Company, including a multi-year wafer supply and test agreement, intellectual property license agreement, transition services agreement and a facilities use agreement.
Storage Systems Segment:
     The gross profit margin as a percentage of revenues for the Storage Systems segment increased to 34.1% for the three months ended July 1, 2007 from 31.3% for the three months ended July 2, 2006. The increase in gross profit margins was attributable to changes in product mix, lower product costs and an increase in software revenues.
Six months ended July 1, 2007 compared to the six months ended July 2, 2006:
     The consolidated gross profit margin as a percentage of revenues decreased to 30.5% for the six months ended July 1, 2007 as compared to 40.6% for the six months ended July 2, 2006.
Semiconductor Segment:
     The gross profit margin as a percentage of revenues for the Semiconductor segment decreased to 29.1% for the six months ended July 1, 2007 from 44.8% for the six months ended July 2, 2006. The decline in gross margin percentage reflects:
•	An increase in the amortization of intangible assets primarily related to the acquisition of Agere;

•	Inventory charges related to fair valuing the inventory in the acquisition of Agere of $47.9 million; and

•	$11.0 million in charges recorded for an unfavorable wafer supply agreement resulting from a decline in demand in the second quarter of 2007.
Storage Systems Segment:
     The gross profit margin as a percentage of revenues for the Storage Systems segment remained relatively flat at 33.4% for the six months ended July 1, 2007 from 33.5% for the six months ended July 2, 2006.
Research and development:

	Three months ended		Six months ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(In millions)
Semiconductor segment	$170.9	$77.6	$244.6	$159.2
Percentage of revenues	35.3%	25.2%	32.3%	26.3%
Storage Systems segment	$31.0	$22.8	$61.1	$43.4
Percentage of revenues	16.7%	12.5%	16.2%	12.1%

Consolidated	$201.9	$100.4	$305.7	$202.6

Percentage of revenues	30.1%	20.5%	26.9%	21.0%
Three months ended July 1, 2007 compared to the three months ended July 2, 2006:
     Consolidated research and development, or R&D, expenses increased $101.5 million or 101.1% during the three months ended July 1, 2007 as compared to the three months ended July 2, 2006.
Semiconductor Segment:
     R&D expenses in the Semiconductor segment increased by $93.3 million or 120.2% for the three months ended July 1, 2007 as compared to the three months ended July 2, 2006. The increase in R&D expenses for the Semiconductor segment was primarily due to the acquisition of Agere on April 2, 2007.
Storage Systems Segment:
     R&D expenses in the Storage Systems segment increased by $8.2 million or 36.0% for the three months ended July 1, 2007 as compared to the three months ended July 2, 2006. The increase in R&D expenses for the Storage Systems segment was due to increased compensation expenditures due to an increase in headcount, increased spending for R&D projects associated with new product lines and expenses related to a contract with a significant customer.
Six months ended July 1, 2007 compared to the six months ended July 2, 2006:
     Consolidated R&D expenses, increased $103.1 million or 50.9% during the six months ended July 1, 2007 as compared to the six months ended July 2, 2006.
Semiconductor Segment:
     R&D expenses in the Semiconductor segment increased by $85.4 million or 53.6% for the six months ended July 1, 2007 as compared to the six months ended July 2, 2006. The increase in R&D expenses for the Semiconductor segment was primarily due to the acquisition of Agere on April 2, 2007, partially offset by lower labor, facility and information technology costs as the result of our historical restructuring activities associated with our more focused strategy.

Storage Systems Segment:
     R&D expenses in the Storage Systems segment increased by $17.7 million or 40.8% for the six months ended July 1, 2007 as compared to the six months ended July 2, 2006. The increase in R&D expenses for the Storage Systems segment was due to increased compensation expenditures due to an increase in headcount, increased spending for R&D projects associated with new product lines and expenses related to a contract with a significant customer.
Selling, general and administrative:

	Three months ended		Six months ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(In millions)
Semiconductor segment	$85.2	$43.2	$117.5	$83.5
Percentage of revenues	17.6%	14.1%	15.5%	13.8%
Storage Systems segment	$29.6	$21.4	$58.9	$50.0
Percentage of revenues	16.0%	11.7%	15.6%	13.9%

Consolidated	$114.8	$64.6	$176.4	$133.5

Percentage of revenues	17.1%	13.2%	15.5%	13.8%
Three months ended July 1, 2007 compared to the three months ended July 2, 2006:
     Consolidated Selling, general and administrative, or SG&A, expenses increased $50.2 million or 77.7% during the three months ended July 1, 2007 as compared to the three months ended July 2, 2006.
Semiconductor Segment:
     SG&A expenses for the Semiconductor segment increased $42.0 million or 97.2% for the three months ended July 1, 2007 as compared to the three months ended July 2, 2006. The increase was primarily due to the acquisition of Agere, and was partially offset by a decrease in labor related expenses as a result of headcount reductions from restructuring activities.
Storage Systems Segment:
     SG&A expenses for the Storage Systems segment increased $8.2 million or 38.3% for the three months ended July 1, 2007 as compared to the three months ended July 2, 2006. The increase was mainly due an increase in sales commissions due to increased revenues and increased compensation-related expenses based on increased headcount.
Six months ended July 1, 2007 compared to the six months ended July 2, 2006:
     Consolidated SG&A expenses increased $42.9 million or 32.1% during the six months ended July 1, 2007 as compared to the six months ended July 2, 2006.
Semiconductor Segment:
     SG&A expenses for the Semiconductor segment increased $34.0 million or 40.7% for the six months ended July 1, 2007 as compared to the six months ended July 2, 2006. The increase was primarily due to the acquisition of Agere, partially offset by a decrease in labor related expenses as a result of reduced headcount from restructuring activities.
Storage Systems Segment:
     SG&A expenses for the Storage Systems segment increased $8.9 million or 17.8% for the six months ended July 1, 2007 as compared to the six months ended July 2, 2006. The increase was mainly due to an increase in sales commissions due to increased revenues and increased compensation-related expenses based on increased headcount.
     Restructuring of operations and other items:
     We recorded a charge of $25.9 million and $17.8 million in restructuring of operations and other items for the three and six months ended July 1, 2007, respectively. Of these charges, charges of $22.2 million and $14.0 million were recorded in the

Semiconductor segment and charges of $3.7 million and $3.8 million were recorded in the Storage Systems segment for the three and six months ended July 1, 2007, respectively.
     We recorded a net credit of $21.6 million and $16.0 million in restructuring of operations and other items for the three and six months ended July 2, 2006, respectively. Of these credits, $21.9 million and $17.3 million were recorded in the Semiconductor segment and charges of $0.3 million and $1.3 million were recorded in the Storage Systems segment for the three and six months ended July 2, 2006, respectively.
     As a result of these restructuring actions, we expect to realize savings from salaries and related costs of approximately $42 million in operating expenses in the last half of 2007. In addition, we expect to realize savings from contract labor and salaries and related costs of approximately $12 million in cost of revenues in the last half of 2007; however, we expect these costs of revenue savings to be offset by additional costs from purchasing services through contract manufacturers.
     See Note 3 to our financial statements in Item 1 for more information about the restructuring actions we have taken in 2007. For a complete discussion of the 2006 restructuring actions, please refer to our Annual Report on Form 10-K for the year ended December 31, 2006.
Acquired in-process research and development:
     We recorded charges of $176.4 million and $182.9 million associated with acquired in-process research and development, or IPR&D, for the three and six months ended July 1, 2007, respectively. Our methodology for allocating the purchase price relating to purchase acquisitions IPR&D is determined through established valuation techniques in the high-technology industry with the assistance of third party service providers. IPR&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The fair value of technology under development is determined using the income approach, which discounts expected future cash flows to present value. A discount rate is used for the projects to account for the risks associated with the inherent uncertainties surrounding the successful development of the technology, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances, which could impact the estimates recorded. The discount rates used in the present value calculations are typically derived from a weighted-average cost of capital analysis. These estimates did not account for any potential synergies realizable as a result of the acquisition and were in line with industry averages and growth estimates.
     We recorded a charge of $6.5 million for IPR&D in the first quarter of 2007 associated with the acquisition of SiliconStor. In the second quarter of 2007, we recorded a charge of $176.4 million for IPR&D associated with the acquisition of Agere. IPR&D expenses in connection with acquisitions are summarized in the table below.

					Revenue
	Acquisition			Discount	projections
Company	Date	Projects	IPR&D	rate	extend through

SiliconStor	March 2007	Storage – SATA/SAS multiplexers	$6.5 million	27%	2017

Agere	April 2007	Storage – read channel and preamps Mobility – HSPDA for 3G Networking–modems, firewire, serdes, media gateway, VoIP, network processors, Ethernet, mappers and framers	$176.4 million	13.8%	2021
     There was no acquired in-process research and development charge recorded for the three and six months ended July 2, 2006.
Interest expense:
     Interest expense increased by $2.6 million to $9.0 million for the three months ended July 1, 2007 from $6.4 million for the three months ended July 2, 2006. Interest expense increased by $0.1 million to $12.9 million for the six months ended July 1, 2007 from $12.8 million for the six months ended July 2, 2006. The increase is mainly due to the interest on the Agere convertible notes, offset in part by the repayment at maturity of $271.8 million of Convertible Notes in the fourth quarter of 2006.

Interest income and other, net:
     Interest income and other, net, was $10.8 million for the three months ended July 1, 2007 as compared to $10.3 million for the three months ended July 2, 2006. Interest income increased to $15.6 million for the three months ended July 1, 2007 from $11.9 million for the three months ended July 2, 2006. The increase in interest income was mainly due to higher returns during the three months ended July 1, 2007 as compared to the three months ended July 2, 2006. Other expenses, net, of $4.8 million for the three months ended July 1, 2007 included a $2.1 million charge for points on foreign currency forward contracts and a pre-tax loss of $2.4 million on the impairment of certain non-marketable available-for-sale equity securities, and other miscellaneous items. Other expenses, net, of $1.6 million for the three months ended July 2, 2006 included a $1.1 million charge for points on foreign currency forward contracts, a pre-tax loss of $0.2 million on the sale of certain marketable available-for-sale equity securities of a company that was acquired, and other miscellaneous items that net to an expense of $0.3 million.
     Interest income and other, net, was $21.3 million for the six months ended July 1, 2007 as compared to $19.8 million for the six months ended July 2, 2006. Interest income increased to $27.9 million for the six months ended July 1, 2007 from $21.1 million for the six months ended July 2, 2006. The increase in interest income was mainly due to higher returns during the six months ended July 1, 2007 as compared to the six months ended July 2, 2006. Other expenses, net, of $6.6 million for the six months ended July 1, 2007 included a $3.3 million charge for points on foreign currency forward contracts and a pre-tax loss of $2.4 million on the impairment of certain non-marketable available-for-sale equity securities, a pre-tax loss of $0.6 million on the sale of property and equipment and other miscellaneous items. Other expenses, net, of $1.3 million for the six months ended July 2, 2006 included a $2.2 million charge for points on foreign currency forward contracts, a pre-tax loss of $0.2 million on the sale of certain marketable available-for-sale equity securities of a certain technology company that was acquired by another technology company, and other miscellaneous items, offset in part by a pre-tax gain of $1.4 million on the sale of certain marketable available-for-sale equity securities.
Provision for income taxes:
     During the three and six months ended July 1, 2007, we recorded an income tax provision of $12.5 million and $20.0 million, respectively. For the three and six months ended July 2, 2006, we recorded an income tax provision of $5.1 million and $11.6 million, respectively.
     The provision for income taxes for the six months ended July 1, 2007 included tax benefits of $1.6 million relating to tax refunds in foreign jurisdictions, which were recognized in the first half of 2007. The provision for income taxes for the six months ended July 2, 2006 included tax benefits of $2.6 million relating to settlements of tax audits in foreign jurisdictions, which were treated as discrete items allocable to the second quarter of 2006.
     Excluding certain foreign jurisdictions, management believes that the future benefit of deferred tax assets is not more likely than not to be realized.
FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
     Cash, cash equivalents and short-term investments increased to $1.2 billion at July 1, 2007 from $1.01 billion at December 31, 2006. The increase was mainly due to cash and cash equivalents provided by operating and investing activities, partially offset by net cash outflows for financing activities as described below.
Working capital
     Working capital increased by $0.3 billion to $1.4 billion at July 1, 2007 from $1.1 billion as of December 31, 2006. The increase in working capital was attributable to the following:
•	Prepaid expenses and other current assets increased by $183.7 million primarily due to the merger with Agere, comprised of: $123.0 million in assets held for sale; $12.1 million in prepaid software, rent and other expenses; and $9.2 million in other receivables. In addition, current deferred tax assets increased $47.1 million due to a reallocation of deferred taxes in connection with the merger of Agere.

•	Cash, cash equivalents and short-term investments increased by $149.3 million.

•	Accounts receivable increased $75.8 million due to the Agere balance of $166.9 million offset by a decrease of $91.1 million due to lower revenues and improved collections.

•	Inventories increased $75.5 million. The increase in inventory reflects the Agere balance of $70.3 million.

•	Income taxes payable decreased by $63.4 million due to the adoption of FIN 48 in the first quarter of 2007, offset in part by an increase in the tax provision. There was no cash impact.
     These increases in working capital were offset, in part, by the following:
•	Other accrued liabilities increased by $146.8 million due to the Agere merger, consisting of: $60.5 million in reserves for restructuring, $5.6 million of deferred revenue, short term pension and post retirement of $17.2 million, and $40.4 million in other tax liabilities and various reserves and payables. In addition, the restructuring reserve increased $20.3 million is mainly from the accrual of termination benefits such as severance payments.

•	Accrued salaries, wages and benefits increased $52.7 million primarily due to the acquisition of Agere, slightly offset by timing differences in payment of salaries, benefits and performance-based compensation.

•	Accounts payable increased $36.5 million due to the Agere balance of $114.8 million offset by a decrease of $78.3 million due to timing of invoice receipts and payments.
Cash generated from operating activities
     During the six months ended July 1, 2007, we generated $85.9 million of cash from operating activities compared to $149.0 million generated in the six months ended July 2, 2006. Cash generated by operating activities for the six months ended July 1, 2007, were the result of the following:
•	Net loss adjusted for non-cash transactions. The non-cash items and other non-operating adjustments are quantified in our Condensed Consolidated Statements of Cash Flows included in this Form 10-Q; and

•	A net increase in assets and liabilities, including changes in working capital components from December 31, 2006 to July 1, 2007, as discussed above.
Cash and cash equivalents provided by/(used in) investing activities
     Cash and cash equivalents provided by investing activities were $690.0 million for the six months ended July 1, 2007, compared to $86.9 million used in investing activities for the six months ended July 2, 2006. The primary investing activities for the six months ended July 1, 2007 were as follows:
•	Proceeds from maturities and sales of debt securities available for sale, net of purchases.

•	Purchases of property, equipment and software.

•	Proceeds from the sale of property and equipment.

•	The merger with Agere.

•	The receipt of an income tax refund for pre-acquisition tax matters associated with a previous year.
     We expect capital expenditures to be approximately $80 million in 2007. In recent years, we have reduced our level of capital expenditures as a result of our focus on establishing strategic supplier alliances with foundry semiconductor manufacturers, which enables us to have access to advanced manufacturing capacity and reduces our capital spending requirements.
Cash and cash equivalents (used in)/provided by financing activities
     Cash and cash equivalents used for financing activities for the six months ended July 1, 2007 were $378.4 million as compared to $32.1 million in the same period of 2006. The primary financing activities for the six months ended July 1, 2007 were the purchase of common stock under our repurchase program and the issuance of common stock under our employee stock option plans.

     We may seek additional equity or debt financing from time to time. We believe that our existing liquid resources and funds generated from operations, combined with funds from such financing, will be adequate to meet our operating and capital requirements and obligations for the foreseeable future.
Contractual Obligations
     The following table summarizes our contractual obligations as of July 1, 2007 (in millions):

	Payments due by period
	Less than	1 — 3	4 — 5	After 5
Contractual Obligations	1 year	years	years	years	Total
Convertible Subordinated Notes	$—	$719.5	$—	$—	$719.5
Operating lease obligations	106.4	148.7	41.8	11.2	308.1
Purchase commitments	298.8	4.5	—	—	303.3

Total	$405.2	$872.7	$41.8	$11.2	$1,330.9

Convertible subordinated notes:
     As of July 1, 2007, we had outstanding $350.0 million of 4% Convertible Subordinated Notes due in May 2010 (“2003 Convertible Notes”). The 2003 Convertible Notes are subordinated to all existing and future senior debt and are convertible at the holder’s option at any time prior to maturity into shares of our common stock. The 2003 Convertible Notes have a conversion price of approximately $13.42 per share. We cannot elect to redeem the 2003 Convertible Notes prior to maturity. Each holder of the 2003 Convertible Notes has the right to cause us to repurchase all of such holder’s convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change, which includes a transaction or an event such as an exchange offer, liquidation, tender offer, consolidation, certain mergers or combination. The merger with Agere did not trigger the 2003 Convertible Note holders’ right to cause us to repurchase the Notes. Interest is payable semiannually.
     As part of the merger with Agere, LSI guaranteed Agere’s 6.5% Convertible Subordinated Notes due December 15, 2009 with a fair value of approximately $370 million as of April 2, 2007. Interest on these Notes is payable semi-annually on June 15 and December 15 of each year. The Notes can be converted into shares of common stock at a current conversion price of $15.3125 per share, subject to adjustment in certain events, at any time prior to maturity, unless previously redeemed or repurchased by the Company. The Company may redeem the Notes in whole or in part at any time. In addition, the Company may be required to repurchase the Notes at a price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest if its stock is no longer approved for public trading, its stockholders approve a liquidation or if a specified change in control occurs. The Notes are unsecured subordinated obligations and are subordinated in right of payment to all the Company’s existing and future senior debt.
     Fluctuations in our stock price impact the prices of our outstanding convertible securities and the likelihood of the convertible securities being converted into equity. If we are required to redeem any of the Convertible Notes for cash, it may affect our liquidity position. In the event they are not converted to equity, we believe that our current cash position and expected future operating cash flows will be adequate to meet these obligations as they mature.
Operating lease obligations:
     We lease real estate, certain non-manufacturing equipment and software under non-cancelable operating leases.
Purchase commitments:
     We maintain certain purchase commitments, primarily for raw materials with suppliers and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon varies among different suppliers.
     In the second quarter of 2006, we completed the sale of our Gresham, Oregon semiconductor manufacturing facility to ON Semiconductor for approximately $105.0 million in cash. Under the terms of the agreement, ON Semiconductor entered into a multi-year wafer supply agreement (WSA) with LSI, whereby LSI agreed to purchase $198.8 million in wafers from ON

Semiconductor during the period from the date of sale of the Gresham facility in May 2006 to the end of LSI’s second quarter of 2008. As of July 1, 2007, LSI had yet to purchase $68.9 million in wafers under this arrangement. We recorded a charge of $11 million for the three months ended July 1, 2007 related to required purchases under this arrangement that are in excess of what we believe we can currently sell.
     LSI has a take or pay agreement with SMP under which it has agreed to purchase 51% of the managed wafer capacity from SMP’s integrated circuit manufacturing facility and Chartered Semiconductor agreed to purchase the remaining 49% of the managed wafer capacity. SMP determines its managed wafer capacity each year based on forecasts provided by LSI and Chartered Semiconductor. If LSI fails to purchase its required commitments, it will be required to pay SMP for the fixed costs associated with the unpurchased wafers. Chartered Semiconductor is similarly obligated with respect to the wafers allotted to it. The agreement may be terminated by either party upon two years written notice. The agreement may also be terminated for material breach, bankruptcy or insolvency.
CRITICAL ACCOUNTING POLICIES
     For a detailed discussion of our critical accounting policies, please see the Critical Accounting Policies contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006. The following is a description of an accounting policy that has become important following the Agere merger.
Retirement Benefits
     Postretirement liabilities are our estimates of benefits that we expect to pay to eligible retirees under Agere’s postretirement plans. We consider various factors in determining our postretirement liability, including the number of employees who we expect to receive benefits, the type and length of benefits they will receive, trends in health care costs and other actuarial assumptions. If the actual postretirement benefits paid differ from our current estimate we may be over- or under-accrued.
     We also have pension plans covering substantially all former Agere U.S. employees, excluding management employees hired after June 30, 2003, and pension plans covering certain international employees. We consider various factors in determining our pension liability, including the number of employees who we expect to be paid, their salary levels and years of service, the expected return on plan assets, the discount rate used to determine the benefit obligation, the timing of the payment of benefits, and other actuarial assumptions. If the actual results and events of our pension plan differ from our current assumptions, our benefit obligations may be over- or under-valued.
     As a result of the acquisition of Agere, we remeasured the pension and postretirement liabilities, and adopted FAS 158 effective April 2, 2007. The key benefit plan assumptions are the discount rate and the expected rate of return on plan assets. These assumptions are discussed below for our U.S. retirement benefit plans. For our international plans, assumptions were chosen specific to each country.
     The discount rate we used is based on a cash flow analysis using the Citigroup Pension Discount Curve and the Citigroup Above Median Pension Discount Curve as of the measurement date. The rate used is within the range of the resultant interest rates. The discount rate used to determine our benefit obligation as of April 2, 2007 was 6.0%. For 2007, we are using 6.0% discount rate for our net periodic benefit cost.
     We base our salary increase assumptions on historical experience and future expectations. The expected rate of return for our retirement benefit plans represents the average rate of return expected to be earned on plan assets over the period that the benefit obligations are expected to be paid. In developing the expected rate of return, we consider long-term compound annualized returns based on historical market data, historical and expected returns on the various categories of plan assets, and the target investment portfolio allocation between debt and equity securities. The weighted average investment portfolio allocation for our U.S. management and occupational pension plans as of April 2, 2007 was 54% in equity and 46% in debt investments as compared to the target investment portfolio allocation of 53% equity and 47% debt. The portfolio’s equity weighting is consistent with the long-term nature of the plans’ benefit obligations. For 2007, we are using an expected rate of return on plan assets of 8.25% and 8.0% for the management and represented pension plans, respectively, consistent with the target investment portfolio allocation. For our U.S. retirement benefit plans, we are using a weighted-average long-term rate of return on assets of 7.75%.
     Actuarial assumptions are based on our best estimates and judgment. Material changes may occur in retirement benefit costs in the future if these assumptions differ from actual events or experience. We performed a sensitivity analysis on the discount rate, which is the key assumption in calculating the pension and postretirement benefit obligations. Each change of 25 basis points in the discount rate assumption would have an estimated $0.5 million impact on annual net retirement benefit costs and a $38 million impact on benefit obligations. Each change of 25 basis points in the expected rate of return assumption would have an estimated $2 million annual impact on net retirement benefit costs.
RECENT ACCOUNTING PRONOUNCEMENTS
     The information contained in Note 1 to our financial statements in Item 1 under the heading “Recent Accounting Pronouncements”, is hereby incorporated by reference into this Item 2.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The Company has merged with Agere and is updating the market risk disclosures during the months ended July 1, 2007 accordingly, as compared to the discussion in Part II, Item 7a of our Annual Report on Form 10-K for the year ended December 31, 2006.
     In 2007, a 10% weighted-average worldwide interest rate movement affecting our fixed and floating rate financial instruments as of July 1, 2007, including investments and debt obligations, would not have had a significant effect on our financial position, results of operations and cash flows over the next fiscal year, assuming that the debt and investment balances remained consistent.
     In 2006, a 10% weighted-average worldwide interest rate movement affecting our fixed and floating rate financial instruments as of December 31, 2006, including investments and debt obligations, would not have had a significant effect on our financial position, results of operations and cash flows over the next fiscal year, assuming that the debt and investment balances remained consistent.
     With the objective of protecting our cash flows and earnings from the impact of fluctuations in interest rates, while minimizing the cost of capital, we may enter into interest rate swaps. As of July 1, 2007, there were no interest rate swaps outstanding.
Foreign currency exchange risk. We have foreign subsidiaries that operate and sell our products in various global markets. As a result, our cash flows and earnings are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through operational strategies and financial market instruments. We use various hedge instruments, primarily forward contracts with maturities of twelve months or less and currency option contracts, to manage our exposure associated with net asset and liability positions and cash flows denominated in non-functional currencies. We did not enter into derivative financial instruments for trading purposes during 2007 and 2006.
     Based on our overall currency rate exposures at July 1, 2007, including derivative financial instruments and non-functional currency-denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar would not have a significant effect on our financial position, results of operations and cash flows over the next fiscal year. In 2006, a near-term 10% appreciation or depreciation of the U.S. dollar would also not have had a significant effect.
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
     If prices of the available-for-sale equity securities increase or decrease 10% from their fair values as of July 1, 2007, it would increase or decrease the investment values by $1.3 million. As of December 31, 2006, a 10% increase or decrease in fair values would have increased or decreased the investment values by $1.6 million. We do not use any derivatives to hedge the fair value of our marketable available-for-sale equity securities.

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
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
CHANGES IN INTERNAL CONTROLS
     On April 2, 2007, we acquired Agere. Agere operated under its own set of systems and internal controls and we are currently maintaining those systems and much of that control environment until we are able to incorporate Agere’s processes into our own systems and control environment. We currently expect to complete the incorporation of Agere’s operations into our systems and control environment in the second half of 2008.
     In addition, during the quarter ended July 1, 2007, we moved our Storage Systems business from a separate enterprise financial management system onto financial management system that we use for the other parts of our business. This change was made for operational efficiency and was not made in response to any deficiency in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). We believe we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this change.
     There were no other changes to our internal controls over financial reporting during the quarter ended July 1, 2007, which could have a material effect on our financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     This information is included in Note 11 to our financial statements in Item 1 of Part I.
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

     The following factors, many of which are discussed in greater detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 or our Quarterly Report on Form 10-Q for the quarter ended April 1, 2007, could affect our future performance and the price of our stock.
•	We may fail to realize the benefits expected from our recent merger with Agere Systems, which could adversely affect the value of our common stock.

•	If we fail to successfully transition our semiconductor assembly and test and storage systems manufacturing operations to third-party contract manufacturers, our customer relationships and results of operations could be adversely affected.
           We have announced that we will sell one of our two semiconductor assembly and test facilities and transition the work performed at our other semiconductor assembly and test facility and at our storage systems manufacturing facility to third-party contract manufacturers. Commencing operations with new manufacturing partners can be a complicated and time-consuming process. If the process takes longer to complete than we anticipate, we may not realize the benefits we were expecting from these actions as quickly as we anticipate or at all. If product quality or shipment delays occur as part of the transition, we could experience customer relationship issues or a negative impact on our results of operations.
•	We must attract and retain key employees in a highly competitive environment; uncertainties associated with the Agere merger may cause a loss of employees and may otherwise materially adversely affect our business.

•	The industries in which we operate are highly cyclical, and our operating results may fluctuate.

•	General economic weakness and geopolitical factors may harm our operating results and financial condition.

•	We are dependent on a limited number of customers.

•	We depend to a large extent on independent foundry subcontractors to manufacture our semiconductor products; accordingly, any failure to secure and maintain sufficient foundry capacity could materially and adversely affect our business.

•	We depend in part, and will depend increasingly, upon third-party subcontractors to assemble, obtain packaging materials for, and test certain products and will depend on third-party subcontractors to assemble our storage systems products.
     We currently have two semiconductor assembly and test facilities, although we have announced that we have agreed to sell one of those facilities and move production from the other facility to contract manufacturers. We also have existing third-party subcontractors located in Asia that assemble, obtain packaging materials for, and test for us. We have also announced that we will move the assembly of our storage systems products that we currently produce in our Wichita, Kansas facility to third-party contract manufacturers.
     To the extent that we rely on third-party subcontractors to assemble and test products for us or conduct other services, we will not be able to control directly product delivery schedules and quality assurance. This lack of control may result in product shortages or quality assurance problems that could delay shipments of products or increase manufacturing, assembly, testing or other costs. In addition, if we or these third-party subcontractors are unable to obtain sufficient packaging materials for semiconductor products in a timely manner, we may experience product shortages or delays in product shipments, which could materially and adversely affect customer relationships and results of operations. If we or any of these subcontractors experiences capacity constraints or financial difficulties, suffers any damage to its facilities, experiences power outages or any other disruption of operations, we may not be able to obtain alternative services in a timely manner.
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
     Although we have announced plans to transition the work performed at these facilities to third-party contract manufacturers, we currently have a storage systems manufacturing facility in Wichita, Kansas; and assembly and test facilities in Singapore and Thailand. We also have a 51% equity interest in a joint venture with Chartered Semiconductor Manufacturing Ltd., which owns a semiconductor manufacturing facility in Singapore. Operations at any of these facilities may be disrupted for reasons beyond our control, including work stoppages, supply shortages, fire, earthquake, tornado, floods or other natural disasters, any of which could have a material adverse effect on our results of operations or financial position. In addition, if we do not experience adequate utilization of, or adequate yields at, these facilities, our results of operations may be adversely affected. We confront challenges in the manufacturing and assembly and test processes that require us to: maintain a competitive cost structure; exercise stringent quality control measures to obtain high yields; effectively manage subcontractors engaged in the wafer fabrication, test and assembly of products; and update equipment and facilities as required for leading edge production capabilities.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table contains information about our purchases of our common stock during the quarter ended July 1, 2007.
Issuer Purchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
		Average Price	Purchased as Part of	Units) that May Yet
	Total Number of Shares	Paid per Share	Publicly Announced	Be Purchased Under
Period	(or Units) Purchased	(or Unit)	Plans or Programs	the Plans or Programs
April 2, 2007-May 1, 2007	5,048,400	$8.52	5,048,400	$456,980,776
May 2, 2007-June 1, 2007	42,382,400	$8.43	42,382,400	$99,644,612
June 2, 2007-July 1, 2007	2,250,000	$7.54	2,250,000	$82,686,812

Total	49,680,800	$8.40	49,680,800

     On December 4, 2006, we announced that our Board of Directors had authorized the repurchase of up to $500 million of our common stock. The repurchases identified in the table were all pursuant to this authorization. Since July 1, 2007, we have purchased additional shares such that we have completed this repurchase program.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our annual meeting of stockholders on May 10, 2007 in Milpitas, California. At the meeting, the stockholders voted on the proposals identified below.
          Proposal 1. To elect nine directors to serve for the ensuing year and until their successors are elected.

	Votes For	Votes Withheld
Charles A. Haggerty	327,799,812	10,254,795
Richard S. Hill	326,062,448	11,992,159
James H. Keyes	330,078,064	7,976,543
Michael J. Mancuso	326,476,767	11,577,840
John H.F. Miner	332,387,396	5,667,211
Arun Netravali	326,504,237	11,550,369
Matthew J. O’Rourke	332,187,308	5,867,299
Gregorio Reyes	332,292,296	5,762,311
Abhihit Y. Talwalkar	330,244,912	7,809,695
          Proposal 2. To ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the 2007 fiscal year.

Votes For	Votes Against	Abstain
331,239,616	4,357,695	2,457,295
          Proposal 3. Stockholder proposal entitled “Director Election Majority Vote Standard Proposal.”

Votes For	Votes Against	Abstain	Broker Non-Vote
123,100,926	91,921,766	8,373,215	114,658,700

Item 6. Exhibits

4.1	Composite Certificate of Incorporation

10.1	2007 Bonus structure for Abhijit Y. Talwalkar (incorporated by reference to Item 5.02 of our Current Report on Form 8-K, filed April 5, 2007)

10.2	Description of Mr. Talwalkar’s relocation benefits (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed May 15, 2007)

10.3	LSI Employee Commuter Expense Reimbursement Policy (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed May 15, 2007)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSI CORPORATION (Registrant)
Date: August 10, 2007	By	/s/ Bryon Look
Bryon Look
Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS

4.1	Composite Certificate of Incorporation

10.1	2007 Bonus structure for Abhijit Y. Talwalkar (incorporated by reference to Item 5.02 of our Current Report on Form 8-K, filed April 5, 2007)

10.2	Description of Mr. Talwalkar’s relocation benefits (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed May 15, 2007)

10.3	LSI Employee Commuter Expense Reimbursement Policy (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed May 15, 2007)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350