Form 10-Q
period 2007-09-30
LSI CORP
filed 2007-11-09
CIK 703360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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
Yes ☐     No ☑
     As of November 2, 2007, there were 705,922,684 shares of the registrant’s Common Stock, $.01 par value, outstanding.

LSI CORPORATION
Form 10-Q
For the Quarter Ended September 30, 2007
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LSI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2007	2006
	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$749,933	$327,800
Short-term investments	347,992	681,137
Accounts receivable, less allowances of $10,108 and $13,871	436,021	348,638
Inventories	218,416	209,470
Assets held for sale	581,308	20,120
Prepaid expenses and other current assets	126,834	48,572

Total current assets	2,460,504	1,635,737

Property and equipment, net	236,501	86,045
Other intangible assets, net	1,241,979	59,484
Goodwill	2,459,419	932,323
Other assets	226,013	138,555

Total assets	$6,624,416	$2,852,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$236,036	$200,189
Accrued salaries, wages and benefits	135,675	82,292
Other accrued liabilities	350,946	155,986
Income taxes payable	24,274	88,304

Total current liabilities	746,931	526,771

Long-term debt	718,725	350,000
Pension and postretirement benefits	204,316	—
Income taxes payable — non-current	171,522	—
Other non-current liabilities	144,514	79,400

Total long-term obligations and other liabilities	1,239,077	429,400

Commitments and contingencies (Note 12)	—	—

Minority interest in subsidiary	245	235

Stockholders’ equity:
Preferred stock, $.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value: 1,300,000 shares authorized; 709,770 and 403,680 shares outstanding	7,098	4,037
Additional paid-in capital	6,327,900	3,102,178
Accumulated deficit	(1,716,524)	(1,220,306)
Accumulated other comprehensive income	19,689	9,829

Total stockholders’ equity	4,638,163	1,895,738

Total liabilities and stockholders’ equity	$6,624,416	$2,852,144

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(In thousands, except per share amounts)
Revenues	$727,415	$492,978	$1,862,769	$1,458,497
Cost of revenues	479,550	284,880	1,268,418	858,720

Gross profit	247,865	208,098	594,351	599,777

Research and development	182,291	102,533	488,071	305,169
Selling, general and administrative	104,518	60,276	280,931	193,790
Restructuring of operations and other items, net	101,231	2,614	119,071	(13,384)
Acquired in-process research and development	—	—	182,900	—

(Loss)/income from operations	(140,175)	42,675	(476,622)	114,202

Interest expense	(9,033)	(6,556)	(21,972)	(19,314)
Interest income and other, net	11,808	13,066	33,129	32,912

(Loss)/income before income taxes	(137,400)	49,185	(465,465)	127,800

Provision for income taxes	3,200	5,575	23,156	17,175

Net (loss)/income	$(140,600)	$43,610	$(488,621)	$110,625

Net (loss)/income per share:
Basic	$(0.20)	$0.11	$(0.78)	$0.28

Diluted	$(0.20)	$0.11	$(0.78)	$0.27

Shares used in computing per share amounts:
Basic	715,733	399,613	623,692	397,408

Diluted	715,733	403,715	623,692	403,779

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30, 2007	October 1, 2006
	(In thousands)
Operating activities:
Net (loss)/income	$(488,621)	$110,625
Adjustments:
Depreciation and amortization	216,720	65,693
Stock-based compensation expense	55,772	36,154
Non-cash restructuring and other items	88,354	(2,576)
Acquired in-process research and development	182,900	—
Gain on sale of intellectual property	—	(15,000)
Gain on sale of Gresham manufacturing facility and associated intellectual property	—	(12,553)
Write-off of intangible assets acquired in a purchase business combination	—	3,325
Non-cash foreign exchange loss/(gain)	3,221	(472)
Loss on write-down/(gain) on sale of equity securities	2,396	(1,998)
Gain on sale of property and equipment	(9,513)	(245)
Changes in deferred tax assets and liabilities	(6,797)	24
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	143,998	3,063
Inventories	95,148	7,158
Prepaid expenses and other assets	35,061	(13,380)
Accounts payable	(134,621)	(1,161)
Accrued and other liabilities	658	17,104

Net cash provided by operating activities	184,676	195,761

Investing activities:
Purchase of debt securities available-for-sale	(154,087)	(498,408)
Proceeds from maturities and sales of debt securities available-for-sale	493,029	302,407
Purchases of convertible notes/equity securities	(10,500)	(8,150)
Proceeds from sale of equity securities	—	6,092
Purchases of property, equipment and software	(76,986)	(44,244)
Proceeds from sale of property and equipment	13,790	89
Proceeds from sale of Consumer group	22,555	—
Proceeds from sale of intellectual property	—	22,670
Proceeds from sale of Fort Collins facility	—	10,998
Proceeds from sale of Colorado Springs facility	—	7,029
Proceeds from sale of Gresham manufacturing facility	—	96,426
Proceeds from sale of intellectual property associated with the Gresham manufacturing facility	—	5,100
Cash acquired from acquisition of Agere, net of acquisition costs	517,712	—
Acquisition of SiliconStor, net of cash acquired and transaction costs	(52,079)	—
Adjustment to goodwill acquired in a prior year for resolution of a pre-acquisition income tax contingency	2,442	1,373

Net cash provided by/(used in) investing activities	755,876	(98,618)

Financing activities:
Issuance of common stock	28,994	36,005
Purchase of common stock under repurchase programs	(549,113)	—

Net cash (used in)/provided by financing activities	(520,119)	36,005

Effect of exchange rate changes on cash and cash equivalents	1,700	613

Increase in cash and cash equivalents	422,133	133,761

Cash and cash equivalents at beginning of year	327,800	264,649

Cash and cash equivalents at end of period	$749,933	$398,410

Non-cash information:

Issuance of common stock in consideration for acquired assets and liabilities of Agere	$3,647,021	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
     For financial reporting purposes, LSI Corporation (the “Company” or “LSI”) reports on a 13 or 14-week quarter with a year ending December 31. The most recent quarter ended September 30, 2007. The results of operations for the quarter ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year. The first nine months of 2007 ended on September 30, 2007 and the first nine months of 2006 ended on October 1, 2006 and consisted of 39 weeks each. The third quarter in each of 2007 and 2006 consisted of 13 weeks.
     On April 2, 2007, the Company acquired Agere Systems Inc. (“Agere”) through the merger of Agere and a subsidiary of the Company. See Note 3 to the unaudited condensed consolidated financial statements (hereafter referred to as the “Notes”).
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
     In management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and restructuring and other items, net, as discussed in Note 4), necessary to state fairly the financial information included herein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     Amortization of intangibles which was previously reported separately in operating expense has been reclassified to cost of revenues for the three and nine months ended October 1, 2006, to conform to the current period presentation.
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
     The Company adopted the provisions of FIN 48 as of January 1, 2007. The Company recognized the cumulative effect of adoption as a $3.4 million increase to the opening balance of accumulated deficit as of January 1, 2007. The amount of unrecognized tax benefit as of the date of adoption after the FIN 48 adjustment was $132.9 million. Of this amount, $103.0 million related to unrecognized tax positions that, if recognized, would affect the annual effective tax rate of the Company. The Company does not expect any uncertain tax benefits to significantly increase or decrease within the next 12 months.

     The Company files income tax returns at the U.S. federal level and in various states and foreign jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. The Company’s subsidiaries in Hong Kong (1997 to 2001) and Singapore (1999 to 2002) are currently under audit.
     The Company recognizes interest and penalties accrued in relation to unrecognized tax benefits in tax expense. As of the date of adoption, the Company had accrued approximately $32.3 million for the payment of interest and penalties. As of September 30, 2007, we have recorded additional interest and penalties of $4.8 million.
     The amount of the unrecognized tax benefit acquired from Agere on April 2, 2007 was $64.0 million. None of this amount related to unrecognized tax positions that, if recognized, would affect the annual effective tax rate of the Company. Any adjustments relating to unrecognized tax benefits for the Agere pre-acquisition period, including related interest and penalties, would be recorded to goodwill. The Company does not expect any uncertain tax benefits to significantly increase or decrease within the next 12 months.
     Acquired accrued interest and penalties from Agere were approximately $10.7 million. As of September 30, 2007, the Company recorded additional interest and penalties of $2.6 million.
     Since the date of adoption, there were no material changes in the liability for uncertain tax positions.
     In June 2006, the FASB Emerging Issues Task Force issued EITF Issue No. 06-2 (“EITF 06-02”), “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 (“FAS 43”), Accounting for Compensated Absences.” EITF 06-02 addresses the accounting for an employee’s right to a compensated absence under a sabbatical or other similar benefit arrangement which is unrestricted (that is, the employee is not required to perform any services for or on behalf of the entity during the absence) and which requires the completion of a minimum service period and in which the benefit does not increase with additional years of service. For sabbatical arrangements meeting these criteria, EITF 06-02 concludes that the accumulated criteria have been met in paragraph 6(b) of FAS 43 and that if the remaining sections of paragraph 6 are met, the sabbatical arrangement should be accrued over the requisite service period, which for the Company would be 10 years. The Company offers a sabbatical of 20 days to full-time employees upon completion of 10 years of service. The Company adopted EITF 06-02 in the first quarter of 2007, with a cumulative effect adjustment to accumulated deficit of $4.2 million.
     The impact of the adoption of FIN 48 and EITF 06-02 on the opening balance of accumulated deficit as of January 1, 2007 is as follows (in thousands):

Accumulated deficit as of December 31, 2006	$(1,220,306)
Impact of adoption of FIN 48	(3,393)
Impact of adoption of EITF 06-02	(4,204)

Accumulated deficit as of January 1, 2007	$(1,227,903)

     In September 2006, the FASB issued Statement No. 157 (“FAS 157”), “Fair Value Measurements.” FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. FAS 157 is effective for fiscal years beginning after November 15, 2007, and will be applied prospectively. The Company is currently evaluating the impact that the provisions of FAS 157 will have on the Company’s consolidated balance sheet and statement of operations.
     In September 2006, the FASB issued Statement No. 158 (“FAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amends FAS No. 87, “Employers’ Accounting for Pensions,” FAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” FAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” and FAS No. 132(R), “Employers’ Disclosure about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88 and 106.” FAS 158 requires an entity to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status through comprehensive income in the year in which the changes occur. This Statement requires entities to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. As a result of the Agere merger, the Company acquired Agere’s pension plans and postretirement benefit plans. See Note 5.

     In February 2007, the FASB issued Statement No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.” FAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. FAS 159 is effective for the Company beginning in the first quarter of 2008, although earlier adoption is permitted. The Company is currently evaluating the impact that FAS 159 will have on the Company’s consolidated balance sheet and statement of operations.
NOTE 2 — STOCK-BASED COMPENSATION
     Stock-based compensation expense for the three and nine months ended September 30, 2007 was $21.8 million and $55.8 million, respectively, and for the three and nine months ended October 1, 2006 was $11.0 million and $36.2 million, respectively, as shown in the table below. Stock-based compensation costs capitalized to inventory and software development for the three and nine months ended September 30, 2007 and October 1, 2006 were not significant.
     The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period (the requisite service period), on a straight-line basis. The table below summarizes stock-based compensation expense, related to employee stock options, the Company’s employee stock purchase plans (“ESPP”) and restricted stock unit awards for the three and nine months ended September 30, 2007 and October 1, 2006.

	Three Months Ended		Nine Months Ended
Stock-Based Compensation Expense Included In:	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(In thousands)
Cost of revenues	$2,824	$1,719	$7,916	$5,702
Research and development	8,916	3,908	22,611	13,073
Selling, general and administrative	10,035	5,398	25,245	17,379

Total stock-based compensation expense	$21,775	$11,025	$55,772	$36,154

Stock Options
     The fair value of each option grant is estimated on the date of grant using a reduced form calibrated binominal lattice model (the “lattice model”). This model requires the use of historical data for employee exercise behavior and the use of assumptions outlined in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Weighted average estimated grant date fair value	$2.54	$2.97	$3.31	$3.30
Weighted average assumptions in calculation:
Expected life (years)	4.36	4.36	4.35	4.32
Risk-free interest rate	4%	5%	5%	5%
Volatility	49%	48%	46%	48%
     The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the lattice model. The expected life of employee stock options is affected by all of the underlying assumptions and calibration of the Company’s model.
     The Company used an equally weighted combination of historical and implied volatilities as of the grant date. The historical volatility is the standard deviation of the daily stock returns for LSI from the date of the Company’s initial public offering in 1983. The Company used implied volatilities of near-the-money exchange traded call options as stock options are call options that are granted at-the-money. The historical and implied volatilities were annualized and equally weighted to determine the volatilities as of the grant date. Management believes that the equally weighted combination of historical and implied volatilities is more representative of future stock price trends than sole use of historical or implied volatilities.
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

     Because stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
     A summary of the changes in stock options outstanding under the Company’s equity-based compensation plans during the nine months ended September 30, 2007 is presented below:

		Weighed Average Exercise	Weighted Average Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Shares	Term	Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at December 31, 2006	56,750	$11.92	—	—
Options assumed in Agere merger	48,884	22.41	—	—
Options granted	10,766	9.26	—	—
Options exercised	(2,821)	(6.10)	—	—
Options canceled	(9,344)	(15.13)	—	—

Options outstanding at September 30, 2007	104,235	$16.43	3.68	$41,417

Options exercisable at September 30, 2007	70,336	$20.47	2.75	$27,722

     As of September 30, 2007, total unrecognized compensation expense related to nonvested stock options, net of estimated forfeitures, was approximately $110.8 million and is expected to be recognized over the next 2.7 years calculated on a weighted average basis. The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was $1.6 million and $6.5 million, respectively. Cash received from stock option exercises was $7.1 million and $17.2 million during the three and nine months ended September 30, 2007, respectively.
     The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as a number of highly complex and subjective assumptions.
Employee Stock Purchase Plans
     The Company also has two ESPPs, one for U.S. employees and one for employees outside the U.S., under which rights are granted to employees to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of a 12-month offering period or the end of each six-month purchase period within such an offering period. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. A total of 1.7 million shares and 1.9 million shares related to the ESPPs were issued during the three months ended July 1, 2007 and July 2, 2006, respectively. No shares related to the ESPPs were issued during the three months ended September 30, 2007 and October 1, 2006. For disclosure purposes, the Company has included the assumptions that went into the calculation of fair value for the May 2007 and May 2006 grants as follows:

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

     A summary of the changes in restricted stock unit awards outstanding during the nine months ended September 30, 2007 is presented below.

Number of
Shares
(In thousands)
Non-vested shares at December 31, 2006	1,910
Assumed in Agere merger	9,141
Granted	2,282
Vested	(1,473)
Forfeited	(544)

Non-vested shares at September 30, 2007	11,316

     As of September 30, 2007, the Company had approximately $64.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit awards, which will be recognized over the weighted average period of 2.3 years. The fair value of shares vested in the three and nine months ended September 30, 2007 was $3.4 million and $12.2 million, respectively.
NOTE 3 — BUSINESS COMBINATIONS
     The Company actively evaluates strategic acquisitions that build upon the Company’s existing library of intellectual property, human capital and engineering talent, and seeks to increase the Company’s leadership position in the areas in which the Company operates.
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
     Upon completion of the merger, each share of Agere common stock outstanding at the effective time of the merger was converted into the right to receive 2.16 shares of LSI common stock. As a result, approximately 368 million shares of LSI common stock were issued to former Agere stockholders. The fair value of the common stock issued was determined using a share price of $9.905 per share, which represented the average closing price of LSI common shares for two trading days before and ending two trading days after December 4, 2006, the date by which the merger was agreed to and announced. LSI assumed stock options and restricted stock units covering a total of approximately 58 million shares of LSI common stock. The fair value of options assumed was estimated using a reduced form calibrated binomial lattice model and a share price of $9.905 per share, which represents the average closing price of LSI common shares for two trading days before and ending two trading days after December 4, 2006. The value of the options and restricted units assumed was reduced by the fair value of unvested options and restricted stock units assumed, based on the price of a share of LSI common stock on April 2, 2007. LSI also guaranteed Agere’s 6.5% Convertible Subordinated Notes due December 15, 2009, the fair value of which was $370 million as of April 2, 2007.
     The merger was accounted for as a purchase. Accordingly, the results of operations of Agere and estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements from April 2, 2007, the acquisition date.
     The total purchase price of the acquisition was as follows (in thousands):

Fair value of LSI common shares issued	$3,647,021
(a) Fair value of stock awards assumed	218,713
(b) Fair value of unvested stock awards assumed	(168,555)

(a)-(b) Fair value of the vested options assumed	50,158
Direct transaction costs	22,970

Total estimated purchase price	$3,720,149

Purchase Price Allocation:
     The allocation of the purchase price to Agere’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values. Further adjustments may be included in the final allocation of the purchase price of Agere, if the adjustments are determined within the purchase price allocation period (up to twelve months from the closing date). The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. None of the goodwill recorded is expected to be deductible for tax purposes except the tax deductible goodwill LSI inherited from Agere. The purchase price has been allocated as follows as of April 2, 2007 (in thousands):

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

     Note 4 contain information related to the cost of restructuring programs related to Agere. The costs were included as part of other liabilities assumed as of April 2, 2007.
     The following table sets forth the components of the identifiable intangible assets, which are being amortized over their estimated useful lives, some on a straight-line basis and others on an accelerated basis:

		Weighted Average
Identifiable Intangible Assets	Fair Value	Useful Life
	(In thousands)	(In years)
Current technology	$844,500	8.5
Customer base	513,000	10
Patent licensing	317,200	10
Order backlog	53,000	0.5

Total acquired identifiable intangible assets	$1,727,700

Acquired In-Process Research and Development:
     The Company recorded a charge of $176.4 million associated with acquired in-process research and development, or IPR&D, associated with the merger with Agere during the second quarter of 2007. The Company’s methodology for allocating the purchase price in purchase acquisitions to IPR&D involves established valuation techniques in the high-technology industry and with the assistance of third party service providers. Each project in process was analyzed by discounting forecasted cash flows directly related to the products expected to result from the subject research and development, net of returns on contributory assets including working capital, fixed assets, customer relationships, trade name, and assembled workforce. IPR&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The fair value of technology under development is determined using the income approach, which discounts expected future cash flows to present value. A discount rate is used for the projects to account for the risks associated with the inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances, which could impact the estimates recorded. The discount rates used in the present value calculations are typically derived from a weighted-average cost of capital analysis. These estimates did not account for any potential synergies realizable as a result of the acquisition and were in line with industry averages and growth estimates. The details of each IPR&D project measured as of April 2, 2007, the acquisition date, are summarized in the table below.

				Revenue
				projections by
		Estimated cost	Discount	project extend
	IPR&D	to complete	rate	through
Project	(In millions)	(In millions)
Storage – read channel and preamps	$36.2	$17.8	13.8%	2016
Mobility – HSPDA for 3G	$31.2	$144.2	13.8%	2016
Networking–modems, Firewire, serdes, media gateway, VoIP, network processors, Ethernet, mappers and framers	$109.0	$68.0	13.8%	2021
     The actual development timelines and costs were in line with original estimates as of September 30, 2007. However, development of the technology remains a substantial risk to the Company due to factors including the remaining effort to achieve technical feasibility, rapidly changing customer needs and competitive threats from other companies. Failure to bring these products to market in a timely manner could adversely affect sales and profitability of the Company in the future. Additionally, the value of other intangible assets acquired may become impaired.
Pro Forma Results:
     The following pro forma summary is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or results that actually would have been realized had the Company and Agere been a consolidated entity during the periods presented. The summary combines the results of operations as if Agere had been acquired as of the beginning of the earliest period presented.
     The summary includes the impact of certain adjustments such as amortization of intangibles, stock compensation charges and charges in interest expense because of Agere’s notes that the Company guaranteed. Additionally, IPR&D associated with the Agere acquisition has been excluded from the periods presented. The $101.2 million of restructuring charges recorded in the quarter ended September 30, 2007 and referred to in Note 4 did not relate to the merger with Agere and accordingly were included.

	Three Months Ended	Nine Months Ended
	October 1, 2006	September 30, 2007	October 1, 2006
	($ in thousands except per share amounts)
Revenues	$849,410	$2,197,613	$2,533,113
Net loss	$(5,599)	$(309,374)	$(120,648)
Basic loss per share	$(0.01)	$(0.41)	$(0.16)
Diluted loss per share	$(0.01)	$(0.41)	$(0.16)
Acquisition of SiliconStor, Inc.
     On March 13, 2007, the Company completed the acquisition of SiliconStor, Inc. Pro forma statements of earnings information has not been presented because this acquisition was not material. The table below provides information about this acquisition (dollars in millions).

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
     There were no material acquisitions for the nine months ended October 1, 2006.

NOTE 4 — RESTRUCTURING AND OTHER ITEMS
     The Company recorded a charge of $101.2 million and $119.1 million in restructuring of operations and other items for the three and nine months ended September 30, 2007, respectively. A charge of $100.9 million and $114.9 million was recorded in the Semiconductor segment, and a charge of $0.3 million and $4.2 million was recorded in the Storage Systems segment for the three and nine months ended September 30, 2007, respectively. The Company recorded a charge of $2.6 million and a net credit of $13.4 million in restructuring of operations and other items during the three and nine months ended October 1, 2006, respectively. A charge of $2.7 million and a credit of $14.6 million were recorded in the Semiconductor segment, and a credit of $0.1 million and a charge of $1.2 million were recorded in the Storage Systems segment for the three and nine months ended October 1, 2006, respectively. For a complete discussion of the 2006 restructuring actions, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Restructuring and Impairment of Long-Lived Assets
First Quarter of 2007:
     The credit of $8.1 million resulted from the following items:
•	$10.4 million net gain was recorded for the sale of land in Colorado, which had a net book value of $2.0 million. Total proceeds from the sale were $12.4 million. The gain was offset in part by a charge of $0.2 million associated with certain other asset write-offs;

•	A credit of $0.5 million was recorded for changes in sublease assumptions for previously accrued facility lease exit costs;

•	An expense of $0.7 million was recorded to reflect the change in time value of accruals for facility lease exit costs; and

•	An expense of $1.9 million was recorded for severance and termination benefits for employees.
Second Quarter of 2007:
     On June 27, 2007, the Company announced the signing of a definitive agreement to sell the Consumer group to Magnum Semiconductor and a reduction in workforce of approximately 900 positions (inclusive of the Consumer group) or 13 percent of the Company’s non-production workers across all business and functional areas worldwide. In connection with the restructuring actions, the Company recorded a charge of approximately $21.6 million during the quarter ended July 1, 2007, which represents future cash expenditures for termination-related benefits paid primarily in the third quarter of 2007. The sale of the Consumer group closed on July 27, 2007. The Company received approximately $22.6 million in cash on July 27, 2007. In addition, the Company received a promissory note for $18 million due in 2010 and a warrant to purchase preferred shares of Magnum Semiconductor stock. See the discussion below for the third quarter of 2007 for additional charges associated with the transaction.
     On July 25, 2007, the Company announced that it had signed a definitive agreement to sell its semiconductor assembly and test operations in Thailand to STATS ChipPAC Ltd. (“STATS ChipPAC”) for approximately $100 million with $50 million due upon closing and a $50 million note payable over four years. The sale of the semiconductor assembly and test operations in Thailand was completed on October 2, 2007. STATS ChipPAC offered employment to substantially all of the LSI manufacturing employees associated with the facility. The Company also entered into additional agreements with STATS ChipPAC, including a multi-year wafer assembly and test agreement and a transition services agreement. The Company also announced that it would transition semiconductor and storage systems assembly and test operations performed at its facilities in Singapore and Kansas to current manufacturing partners. As part of these actions, the Company expects to eliminate approximately 2,100 production positions worldwide. In connection with the restructuring for Kansas, the Company recorded a charge of approximately $2.5 million during the quarter ended July 1, 2007, which represents future cash expenditures for termination-related benefits expected to be paid primarily by the end of the second quarter of 2008. The restructuring costs associated with the Thailand and Singapore assembly and test facilities were recorded as liabilities assumed as part of the merger with Agere on April 2, 2007. See the discussion below under “Restructuring Actions Associated with the Agere Merger”. See discussion below for the third quarter of 2007 for additional charges associated with the sale of the Thailand operations.
     For the quarter ended July 1, 2007, a charge of $25.9 million was recorded, resulting from the following items:
•	An expense of $24.1 million was recorded for severance and termination benefits for employees as a result of the actions discussed above — $11.9 million was related to the Consumer restructuring action, $9.7 million related to the workforce reduction announced on June 27, 2007, and $2.5 million related to the transition of Wichita manufacturing operations to manufacturing partners;

•	An expense of $0.3 million was recorded for changes in sublease assumptions for previously accrued facility lease exit costs;

•	An expense of $0.7 million was recorded to reflect the change in time value of accruals for facility lease exit costs; and

•	An expense of $0.8 million was recorded for certain asset write-offs and merger related costs.
Third Quarter of 2007:
     On August 20, 2007, the Company announced that it had signed a definitive agreement to sell its Mobility Products Group (“MPG”) to Infineon Technologies AG (“Infineon”) for $450 million in cash, plus a performance-based payment of up to $50 million payable in the first quarter of 2009. MPG designs semiconductors and software for cellular telephone handsets and complete chip-level solutions for satellite digital audio radio applications. The MPG sale closed on October 24, 2007. The Company will be providing services to Infineon during a transition period and will be leasing space in its Allentown, PA facility to Infineon.
     For the quarter ended September 30, 2007, a charge of $101.2 million in restructuring of operations and other items, net resulted from the following items:
•	A $93.6 million charge was recorded related to the sale of MPG to Infineon. The components of this charge are as follows:
o	A charge of $15.1 million for the difference between the proceeds of $450 million received at closing and the $465.1 million net book value of MPG as of September 30, 2007;

o	A charge of $27.5 million for future credits Infineon will receive from the Company on purchases of finished goods inventory;

o	A charge of $21.8 million for future inventory pricing benefits Infineon will receive for products manufactured at Silicon Manufacturing Partners Pte. Ltd. (“SMP”), a joint venture LSI has with Chartered Semiconductor Manufacturing Ltd. (“Chartered Semiconductor”). See Note 12.

o	A charge of $15.5 million for the acceleration of stock awards previously granted to MPG employees whose positions will be eliminated as part of the sale of MPG to Infineon;

o	A charge of $4.5 million for MPG-related lease termination costs not assumed by Infineon, a $4.5 million charge for estimated transaction costs, a $2.9 million charge for severance and termination benefits for employees and a charge of $1.8 million for the write-off of Mobility fixed assets not acquired by Infineon.
•	A charge of $3.0 million related to the sale of Thailand assets to STATS ChipPAC Ltd. to adjust the carrying value of the assets held for sale to fair market value;

•	A charge of $2.1 million related to the sale of the Consumer group. The components of this charge are as follows:
o	A credit of $1.3 million for the difference between the $22.6 million received and the $21.3 million net book value of the assets as of the date the transaction closed;

o	A $2.5 million charge related to facility lease termination costs not assumed by Magnum; and

o	A $0.9 million charge recorded for severance and termination benefits for employees due to a change in estimates.
•	A charge of $1.7 million was recorded for the change in assumptions and time value of accruals for previously recorded facility lease exit costs;

•	A charge of $0.8 million was recorded for severance and termination benefits for employees of which $0.3 million related to the transition of Kansas manufacturing operations to manufacturing partners and $0.5 million related to the general workforce reduction action announced June 27, 2007.

     The following table sets forth the Company’s restructuring reserves as of December 31, 2006 and September 30, 2007, which are included in other accrued liabilities in the balance sheet, and the activities affecting the reserves during the nine months ended September 30, 2007:

	Balance at	Restructuring	Utilized	Balance at	Restructuring	Utilized	Balance at	Restructuring	Utilized	Balance at
	December 31,	Expense	during Q1	April 1,	Expense	during Q2	July 1,	Expense	during Q3	September 30,
	2006	Q1 2007	2007	2007	Q2 2007	2007	2007	Q3 2007	2007	2007
	(In thousands)
Write-down of excess assets and other liabilities (a)	$—	$(10,143)	$10,143	$—	$785	$(323)	$462	$72,646	$(72,883)	$225
Lease terminations (b)	23,169	189	(2,952)	20,406	1,027	(2,082)	19,351	8,526	(2,387)	25,490
Payments to employees for severance (c)	342	1,874	(449)	1,767	24,108	(1,917)	23,958	20,059	(19,740)	24,277

Total	$23,511	$(8,080)	$6,742	$22,173	$25,920	$(4,322)	$43,771	$101,231	$(95,010)	$49,992

(a)	The credit in the first quarter of 2007 includes the gain from the sale of land in Colorado. Utilization in the third quarter of 2007 reflects the reclassification of $53.8 million to other liability accounts and $19.1 million of asset write-downs that were recorded as the reduction of assets not resulting in a liability.

(b)	Amounts utilized represent cash payments. The balance remaining for real estate lease terminations is expected to be paid during the remaining terms of the leases, which extend through 2011.

(c)	Amounts utilized represent cash severance payments to employees. The balance remaining for severance is expected to be paid by the end of 2008.
     Assets held for sale were $581.3 million and $20.1 million as of September 30, 2007 and December 31, 2006, respectively. The $561.2 million increase in assets held for sale during the nine months ended September 30, 2007 was primarily attributable to MPG assets and Thailand and Singapore assembly and test facilities being classified as assets held for sale. Assets classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell and not depreciated. The fair values of impaired equipment and facilities were researched and estimated by management. The Company reassesses the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of, and therefore, additional adjustments may be necessary.
Restructuring Actions Associated with the Agere Merger
     In connection with the Agere merger, management approved and initiated plans to restructure the operations of Agere to eliminate certain duplicative activities, reduce cost structure and better align product and operating expenses with existing general economic conditions. Agere restructuring costs were accounted for as liabilities assumed as part of the purchase business combination as of April 2, 2007 in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”
     The reserves established as of April 2, 2007 included the following:
•	A reserve of $50 million for severance and termination benefits for employees as a result of the restructuring actions related to the Thailand and Singapore assembly and test facilities mentioned above;

•	A reserve of $14 million for facility lease exit costs, primarily in Singapore and Europe;

•	A reserve of $29 million for stock related compensation for employees whose positions were eliminated.
Third Quarter of 2007:
     For the quarter ended September 30, 2007, a credit of $1.0 million resulted from the following items:
•	A net credit of $1.4 million was recorded for changes in estimated payments to employees for severance previously recorded for Thailand and other restructuring actions;

•	A net credit of $0.5 million was recorded, which included a $1.5 million credit relating to changes in assumptions for Singapore lease termination costs offset by an expense of $0.5 million related to contract termination costs and an expense of $0.5 million which was recorded to reflect the change in time value of accruals for facility lease termination costs;

•	$0.9 million recorded for additional stock compensation charges for employees whose positions were eliminated.
The offsets to the changes in these liability estimates were recorded to goodwill. See Note 6.
     The following table sets forth restructuring reserves related to the Agere merger as of September 30, 2007, which are included in other accrued liabilities in the balance sheet, and the activities affecting the reserves during the period from April 2, 2007 to September 30, 2007.

	Balance at	Utilized	Balance at	Changes in	Utilized	Balance at
	April 2,	during Q2	July 1,	estimates	during Q3	September 30,
	2007	2007	2007	Q3 2007	2007	2007
	(in thousands)
Lease terminations (a)	$14,464	$—	$14,464	$(533)	$(547)	$13,384
Payments to employees for severance (b)	50,087	(4,070)	46,017	(1,428)	(12,252)	32,337
Stock compensation charges in accordance with FAS 123R (c)	28,841	—	28,841	951	(2,276)	27,516

Total	$93,392	$(4,070)	$89,322	$(1,010)	$(15,075)	$73,237

(a)	Amount utilized represents cash payments. The balance remaining for real estate lease terminations is expected to be paid during the remaining terms of these contracts, which extend through 2013.

(b)	Amounts utilized represent cash severance payments to employees. The majority of the balance remaining for severance is expected to be paid by the end of 2008.

(c)	Amount utilized represents stock grants exercised. Amounts accrued represent the value of stock options and restricted units LSI expects to accelerate upon termination of the holder’s employment awarded to employees whose positions are to be eliminated. The balance is expected to be utilized by the end of 2009.
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

Net Periodic Benefit Cost

	Three months ended		Nine months ended
	September 30, 2007		September 30, 2007
		Postretirement		Postretirement
	Pension Benefits	Benefits	Pension Benefits	Benefits
	(In thousands)
Service cost	$1,867	$41	$3,734	$82
Interest cost	18,395	932	36,791	1,863
Expected return on plan assets	(21,026)	(1,235)	(41,885)	(2,429)
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	—	—	—	—

Net periodic benefit cost	(764)	(262)	(1,360)	(484)
Curtailment gain	—	—	—	—
Settlement charges	—	—	—	—

Total benefit cost	$(764)	$(262)	$(1,360)	$(484)

     Amounts recognized in the consolidated balance sheet consist of the following:

	September 30, 2007
		Postretirement
	Pension Benefits	Benefits
	(In thousands)
Accrued benefit liability	$(196,363)	$(1,465)
Accumulated other comprehensive loss	—	—

Net amount realized	$(196,363)	$(1,465)

     In connection with the Agere merger on April 2, 2007, the Agere pension and postretirement obligations were remeasured and recorded at fair value. As of September 30, 2007, the total accrued pension benefit liability was $196 million, of which $2 million was included in other current liabilities and $194 million was included as a non-current liability. The net accrued postretirement benefit liability as of September 30, 2007 was $1 million, consisting of $15 million in current liabilities and $10 million in non-current liabilities, offset by $24 million in other assets.
     The actuarial assumptions for the principal pension and postretirement plans for 2007 are as follows:

	Pension	Postretirement	Postretirement
	Benefits	Health Benefits	Life Benefits
Discount rate to determine net periodic cost	6.0%	6.0%	6.0%
Discount rate to determine the benefit obligation as of April 2, 2007	6.0%	6.0%	6.0%
Rate of compensation increase	4.0%	N/A	4.0%
Expected average rate of return on plan assets	8.25% / 8.0%*	N/A	7.75%

*	Rates vary by plan
     The long-term rates of return on assets were based on the asset mix of the portfolios as noted below. The rates used are adjusted for any current or anticipated shifts in the investment mix of the plans. The rates also factor in the historic performance of the plans’ assets.

	Allocation as of April 2, 2007
	Pension	Postretirement
	Benefits	Benefits
Equity Securities	54%	40%
Debt Securities	46%	60%

Benefit Payments
     The following table reflects the benefit payments, which include expected future service, that the Company expects the plans to pay in the periods noted:

	Pension	Postretirement
	Benefits	Benefits
	(In thousands)
April 2 through December 31, 2007	$65,774	$16,335
Year ended December 31, 2008	$89,261	$17,929
Year ended December 31, 2009	$86,048	$1,355
Year ended December 31, 2010	$85,954	$1,472
Year ended December 31, 2011	$85,817	$1,591
Years ended December 31, 2012 through December 31, 2016	$433,612	$10,002
     The Company does not currently plan to make contributions to its pension plans during the year ending December 31, 2007.
NOTE 6 — INTANGIBLE ASSETS AND GOODWILL
Intangible Assets

	September 30,	December 31,
	2007	2006
	(In thousands)
Semiconductor segment	$1,205,149	$16,701
Storage Systems segment	36,830	42,783

Total intangible assets, net of accumulated amortization	$1,241,979	$59,484

     On March 13, 2007, the Company acquired SiliconStor, and on April 2, 2007, the Company completed the acquisition of Agere.
     Intangible assets by reportable segment are comprised of the following:

	September 30, 2007		December 31, 2006
	Gross	Accumulated	Gross	Accumulated
	Carrying Amount	Amortization	Carrying Amount	Amortization
	(In thousands)
Semiconductor:
Current technology	$833,358	$(276,773)	$240,458	$(232,716)
Trademarks	26,785	(26,255)	26,285	(25,446)
Customer base	363,488	(15,318)	8,788	(4,394)
Non-compete agreements	1,949	(1,007)	849	(625)
Existing purchase orders	200	(200)	200	(200)
Supply agreement	100	(100)	—	—
Patent licensing	314,126	(18,259)	—	—
Order backlog	41,300	(41,300)	—	—
Workforce	3,567	(512)	3,567	(65)

Subtotal	1,584,873	(379,724)	280,147	(263,446)

Storage Systems:
Current technology	164,339	(128,925)	164,339	(124,618)
Trademarks	7,150	(7,150)	7,150	(7,120)
Customer base	5,010	(5,010)	5,010	(5,010)
Non-compete agreements	1,600	(889)	1,600	(33)
Supply agreement	8,147	(8,147)	8,147	(7,472)
Trade names	800	(95)	800	(10)

Subtotal	187,046	(150,216)	187,046	(144,263)

Total intangible assets	$1,771,919	$(529,940)	$467,193	$(407,709)

     Amortization expense and the weighted average lives of intangible assets are as follows:

		Nine Months Ended	Year Ended
	Weighted	September 30,	December 31,
	Average Lives	2007	2006	2005
	(In months)	(In thousands)
Current technology	58	$65,392	$25,129	$53,185
Trademarks	83	839	4,119	5,001
Customer base	44	13,809	2,359	2,427
Non-compete agreements	27	1,238	182	281
Supply agreement	32	775	225	1,590
Patent licensing	36	18,259	—	—
Order backlog	2	53,000	—	—
Workforce	72	447	65	—
Trade names	84	86	10	—

Total	50	$153,845	$32,089	$62,484

     The estimated future amortization expense related to intangible assets as of September 30, 2007 is as follows:

Fiscal Year:	Amount:
(In thousands)
2007 (October 1, 2007 through December 31, 2007)	$37,361
2008	218,285
2009	210,213
2010	169,268
2011 and thereafter	606,852

Total	$1,241,979

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 are as follows:

	Semiconductor	Storage Systems
	segment	segment	Total
	(In thousands)
Balance as of January 1, 2007	$756,699	$175,624	$932,323
Goodwill acquired during the year*	1,622,041	—	1,622,041
Adjustment to goodwill acquired in a prior year for the resolution of a pre-acquisition income tax contingency	(2,442)	—	(2,442)
Reduction in goodwill associated with the sale of Mobility	(53,300)	—	(53,300)
Adjustment to goodwill related to changes in estimates of EITF 95-3 liabilities initially recorded as of April 2, 2007 and fair value adjustments	(3,381)	—	(3,381)
Adjustment to goodwill related to FIN 48	(35,822)	—	(35,822)

Balance as of September 30, 2007	$2,283,795	$175,624	$2,459,419

*	During the nine months ended September 30, 2007, the Company recorded $37.8 million and $1,584.3 million of goodwill in connection with the acquisition of SiliconStor and Agere, respectively, in the Semiconductor segment.
     The Company monitors the recoverability of goodwill recorded in connection with acquisitions annually or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment, if any, would be measured by comparing the implied fair value against the carrying value of goodwill. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for further discussion.

NOTE 7 — OTHER BALANCE SHEET DETAILS

	September 30,	December 31,
	2007	2006
	(In thousands)
Cash and cash equivalents:
Cash in financial institutions	$74,966	$50,478
Cash equivalents	674,967	277,322

Total cash and cash equivalents	$749,933	$327,800

Available-for-sale debt securities:
Asset and mortgage-backed securities	$209,109	$363,723
U.S. government and agency securities	104,958	272,287
Corporate and municipal debt securities	33,925	45,127

Total short-term investments	$347,992	$681,137

Long-term investments in equity securities:
Marketable equity securities available-for-sale	$2,353	$2,827
Non-marketable equity securities	18,080	12,973

Total long-term investments in equity securities	$20,433	$15,800

Inventories:
Raw materials	$26,712	$44,151
Work-in-process	83,235	52,497
Finished goods	108,469	112,822

Total inventories	$218,416	$209,470

		Interest	Conversion	September 30,	December 31,
	Maturity	Rate	Price	2007	2006
				(In thousands)
Long-term debt:
2003 Convertible Subordinated Notes	May 2010	4.0%	$13.42	$350,000	$350,000
2002 Convertible Subordinated Notes	December 2009	6.5%	$15.31	361,660	—
Accrued debt premium *				8,589	—

				$720,249	$350,000
Amortization of accrued debt premium				(1,524)	—

Total long-term debt				$718,725	$350,000

*	Upon the completion of merger with Agere, the Company guaranteed Agere’s 2002 Convertible Subordinated Notes. The face value of these Notes was adjusted to the fair value of approximately $370 million as of April 2, 2007, the purchase date. The accrued debt premium will be fully amortized by December 2009.
NOTE 8 — RECONCILIATION OF BASIC AND DILUTED (LOSS)/INCOME PER SHARE
     A reconciliation of the numerators and denominators used in the basic and diluted net (loss)/income per share computations are as follows:

	Three Months Ended
	September 30, 2007			October 1, 2006
			Per-Share			Per-Share
	Loss*	Shares+	Amount	Income*	Shares+	Amount
	(In thousands except per share amounts)
Basic EPS:
Net (loss)/income available to common stockholders	$(140,600)	715,733	$(0.20)	$43,610	399,613	$0.11
Stock options, employee stock purchase rights and restricted stock unit awards	—	—	—	—	4,102	—
Diluted EPS:
Net (loss)/income available to common stockholders	$(140,600)	715,733	$(0.20)	$43,610	403,715	$0.11

	Nine Months Ended
	September 30, 2007			October 1, 2006
	(In thousands except per share amounts)
			Per-Share			Per-Share
	Loss*	Shares+	Amount	Income*	Shares+	Amount
Basic EPS:
Net (loss)/income available to common stockholders	$(488,621)	623,692	$(0.78)	$110,625	397,408	$0.28
Stock options, employee stock purchase rights and restricted stock unit awards	—	—	—	—	6,371	—
Diluted EPS:
Net (loss)/income available to common stockholders	$(488,621)	623,692	$(0.78)	$110,625	403,779	$0.27

*	Numerator

+	Denominator

     Options to purchase 99,238,936 and 76,909,990 shares outstanding during the three and nine months ended September 30, 2007, respectively, were excluded from the computation of diluted shares because of their antidilutive effect on net loss per share. Options to purchase 53,440,330 and 46,338,673 shares outstanding during the three and nine months ended October 1, 2006, respectively, were excluded from the computation of diluted shares because of their antidilutive effect on net income per share.
     For the three and nine months ended September 30, 2007, a weighted average of 49,699,072 and 41,826,201 potentially dilutive shares, respectively, associated with the 2003 and 2002 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on net loss per share. For the three and nine months ended October 1, 2006, a weighted average of 36,401,581 potentially dilutive shares associated with the 2003 and 2001 Convertible Notes were excluded from the calculation of diluted shares because of their antidilutive effect on net income per share.
NOTE 9 — SEGMENT REPORTING
     The Company operates in two reportable segments — the Semiconductor segment and the Storage Systems segment — in which the Company offers products and services for a variety of electronic systems applications. LSI’s products are marketed primarily to original equipment manufacturers (“OEMs”) that sell products to the Company’s target end customers.
     The following is a summary of operations by segment for the three and nine months ended September 30, 2007 and October 1, 2006:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(In thousands)
Revenues:
Semiconductor	$530,013	$313,273	$1,287,227	$919,038
Storage Systems	197,402	179,705	575,542	539,459

Total	$727,415	$492,978	$1,862,769	$1,458,497

(Loss)/income from operations:
Semiconductor	$(147,344)	$26,276	$(485,996)	$72,177
Storage Systems	7,169	16,399	9,374	42,025

Total	$(140,175)	$42,675	$(476,622)	$114,202

     Intersegment revenues for the periods presented above were not significant. For the three months ended September 30, 2007, restructuring of operations and other items, a net of $101.2 million, was primarily included in the Semiconductor segment. For the nine months ended September 30, 2007, restructuring of operations and other items for the Semiconductor and Storage Systems segments were $115.0 million and $4.1 million, respectively.
     For the three months ended October 1, 2006, restructuring of operations and other items, a net of $2.6 million, were primarily included in the Semiconductor segment. For the nine months ended October 1, 2006, restructuring of operations and other items for the Semiconductor and Storage Systems segments were a net credit of $14.6 million and a charge of $1.2 million, respectively.

Significant Customers
     The following table summarizes the number of our significant customers, each of whom accounted for 10% or more of the Company’s revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Semiconductor segment:
Number of significant customers	2	1	2	1
Percentage of segment revenues	29%, 17%	19%	26%, 14%	19%
Storage Systems segment:
Number of significant customers	3	3	2	2
Percentage of segment revenues	46%, 15%, 11%	45%, 15%, 10%	46%, 18%	45%, 15%
Consolidated:
Number of significant customers	3	2	2	2
Percentage of consolidated revenues	21%, 13%,12%	17%, 12%	18%, 15%	18%, 12%
     Revenues from domestic operations were $205.2 million, representing 28.2% of consolidated revenues for the three months ended September 30, 2007 compared to $219.9 million, representing 44.6% of consolidated revenues for the three months ended October 1, 2006.
     Revenues from domestic operations were $623.8 million, representing 33.5% of consolidated revenues for the nine months ended September 30, 2007 compared to $692.4 million, representing 47.5% of consolidated revenues for the nine months ended October 1, 2006.
NOTE 10 — COMPREHENSIVE (LOSS)/INCOME
     Comprehensive (loss)/income is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive (loss)/income, net of taxes for the current reporting period and comparable period in the prior year is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(In thousands)
Net (loss)/income	$(140,600)	$43,610	$(488,621)	$110,625
Change in unrealized gain/(loss) on available-for-sale securities	2,217	3,867	4,354	(4,893)
Change in foreign currency translation adjustments	8,862	(916)	5,506	180

Comprehensive (loss)/income	$(129,521)	$46,561	$(478,761)	$105,912

NOTE 11 — RELATED PARTY TRANSACTIONS
     A member of our board of directors is also a member of the board of directors of Seagate Technology. The Company sells semiconductors used in storage product applications to Seagate Technology for prices an unrelated third party would pay for such products. Revenues from sales to Seagate Technology were $155.0 million and $334.5 million for the three and nine months ended September 30, 2007, respectively. Revenues from sales to Seagate Technology were $59.8 million and $175.5 million for the three and nine months ended October 1, 2006, respectively. The Company had accounts receivable due from Seagate Technology of $93.2 million and $45.8 million as of September 30, 2007 and December 31, 2006, respectively.
     The Company has a joint venture, Silicon Manufacturing Partners Pte Ltd. (“SMP”), with Chartered Semiconductor Manufacturing Ltd. (“Chartered Semiconductor”), a leading manufacturing foundry for integrated circuits. SMP operates an integrated circuit manufacturing facility in Singapore. The Company owns a 51% equity interest in this joint venture, and Chartered Semiconductor owns the remaining 49% equity interest. The Company’s 51% interest in SMP is accounted for under the equity method because LSI is effectively precluded from unilaterally taking any significant action in the management of SMP due to Chartered Semiconductor’s significant participatory rights under the joint venture agreement. Because of Chartered Semiconductor’s approval rights, the Company cannot make any significant decisions regarding SMP without Chartered Semiconductor’s approval, despite the 51% equity interest. In addition, the General Manager, who is responsible for the day-to-day management of SMP, is appointed by Chartered Semiconductor and Chartered Semiconductor provides the day-to-day operational support to SMP.
     The Company purchased $18.4 million of inventory from SMP for the three months ended September 30, 2007. As of September 30, 2007, the amount of inventory on hand that was purchased from SMP was $8.6 million and amounts payable to SMP were $13.2 million.

NOTE 12 — COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS
     The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of warranties, representations and covenants related to such matters as title to assets sold, validity of certain intellectual property rights, non-infringement of third-party rights, and certain income tax-related matters. In each of these circumstances, payment by the Company is typically subject to the other party making a claim to and cooperating with the Company pursuant to the procedures specified in the particular contract. This usually allows the Company to challenge the other party’s claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, the Company’s obligations under these agreements may be limited in terms of activity (typically to replace or correct the products or terminate the agreement with a refund to the other party), duration and/or amounts. In some instances, the Company may have recourse against third parties covering payments made by the Company.
Purchase Commitments
     In connection with the sale of the Company’s Gresham, Oregon semiconductor manufacturing facility in 2006, the Company entered into a multi-year wafer supply agreement (“WSA”) with ON Semiconductor, under which LSI agreed to purchase $198.8 million in wafers from ON Semiconductor between May 2006 and the end of LSI’s second quarter of 2008. As of September 30, 2007, LSI had yet to purchase $49.0 million in wafers under this arrangement. The Company recorded a charge of $8.0 million and $19.0 million for the three and nine months ended September 30, 2007, respectively, related to required purchases under this arrangement that were in excess of what the Company believed could be sold.
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
Guarantees
Product Warranties:
     The Company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to five years. A liability for estimated future costs under product warranties is recorded when products are shipped.
     A summary of the changes in product warranties during the nine months ended September 30, 2007 is presented below (in thousands):

Balance as of December 31, 2006	$11,325
Accruals for warranties issued during the period	11,490
Accruals related to pre-existing warranties (including changes in estimates)	(266)
Accruals assumed in Agere merger	1,819
Settlements made during the period (in cash or in kind)	(10,060)

Balance as of September 30, 2007	$14,308

Standby Letters of Credit:
     As of September 30, 2007 and December 31, 2006, the Company had outstanding standby letters of credit of $10.8 million and $2.7 million, respectively. These instruments are off-balance sheet commitments to extend financial guarantees for leases and certain self-insured risks and generally have one-year terms. The fair value of the letters of credit approximates the contract amount.

     Legal Matters
     On December 6, 2006, Sony Ericsson Mobile Communications USA Inc. filed a lawsuit against Agere in Wake County Superior Court in North Carolina, alleging unfair and deceptive trade practices, fraud and negligent misrepresentation in connection with Agere’s engagement with Sony Ericsson to develop a wireless data card for personal computers. The complaint claims an unspecified amount of damages and seeks damages, treble damages and attorneys’ fees. On August 27, 2007, the North Carolina superior court granted LSI’s motion to dismiss for improper venue. Sony Ericsson has appealed that ruling. On October 22, 2007, Sony Ericsson filed a lawsuit in the Supreme Court of the State of New York, New York county, raising substantially the same allegations as the North Carolina proceeding. LSI intends to contest this matter vigorously. No liability has been recorded since any possible loss or range of possible loss cannot be estimated at this time.
     The Company and its subsidiaries are parties to other litigation matters and claims in the normal course of business. The Company typically defends legal matters aggressively and does not believe, based on currently available facts and circumstances, that the final outcome of these other matters, taken individually or as a whole, will have a material adverse effect on the Company’s consolidated results of operations and financial condition. However, the pending unsettled lawsuits may involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. From time to time the Company may enter into confidential discussions regarding the potential settlement of such lawsuits; however, there can be no assurance that any such discussions will occur or will result in a settlement. Moreover, the settlement of any pending litigation could require the Company to incur substantial costs and, in the case of the settlement of any intellectual property proceeding against the Company, may require the Company to obtain a license under a third party’s intellectual property rights that could require royalty payments in the future and the Company to grant a license to certain of its intellectual property rights to a third party under a cross-license agreement.
NOTE 13 — SUBSEQUENT EVENTS
     On October 3, 2007, the Company acquired Tarari, Inc. (“Tarari”), for approximately $85 million in cash. Tarari was a privately held maker of silicon and software that provides content and application awareness in packet and message processing, enabling advanced security and network control for service provider and enterprise networks.
     On October 2, 2007, the Company completed the sale of the semiconductor assembly and test operations in Thailand to STATS ChipPAC Ltd. for approximately $100 million, $50 million of which was paid in cash on closing and $50 million of which was paid in the form of a note payable over four years. The Company has also entered into additional agreements with STATS ChipPAC, including a multi-year wafer assembly and test agreement and a transition services agreement.
     On October 24, 2007, the Company completed the sale of MPG to Infineon for $450 million in cash, plus a performance-based payment of up to $50 million payable in the first quarter of 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Form 10-Q contains forward-looking statements. In many cases you can identify forward-looking statements by terminology such as “may”, “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” or the negative of such terms and other comparable terminology. We assume no obligation to update any such forward-looking statements, and these statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. For a summary of these risks and uncertainties, please see Item 1A. “Risk Factors” in Part II.
OVERVIEW
     We are a leading provider of silicon-to-system solutions that are used at the core of products that create, store and consume digital information. We offer a broad portfolio of capabilities including custom and standard product integrated circuits, host bus and RAID adapters, storage area network solutions and software applications. Our products enable leading technology companies in the Storage and Networking markets to deliver some of the most advanced and well-known electronic systems in the market today.
     We operate in two segments — the Semiconductor segment and the Storage Systems segment — in which we offer products and services for a variety of electronic systems applications. Our products are marketed primarily to original equipment manufacturers, or OEMs, that sell products to our target end customers.
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
     As a result of the merger, LSI acquired the business and assets of Agere. Agere was a leading provider of integrated circuit solutions for a variety of communications and computing applications. Some of its solutions included related software and reference designs. Agere’s customers included manufacturers of hard disk drives, mobile phones, advanced communications and networking equipment and personal computers. Agere also generated revenues from the licensing of intellectual property.
     Revenues for the three months ended September 30, 2007 were $727.4 million, representing a 47.5% increase from $493.0 million for the three months ended October 1, 2006. Revenues for the nine months ended September 30, 2007 were $1,862.8 million, representing a 27.7% increase from $1,458.5 million for the nine months ended October 1, 2006. The increases were primarily attributable to the Agere acquisition included in our results of operations since April 2, 2007.
     We reported a net loss of $140.6 million or $0.20 per diluted share for the three months ended September 30, 2007, compared to net income of $43.6 million or $0.11 per diluted share for the three months ended October 1, 2006. We reported a net loss of $488.6 million or $0.78 per diluted share for the nine months ended September 30, 2007, compared to net income of $110.6 million or $0.27 per diluted share for the nine months ended October 1, 2006. During the nine months ended September 30, 2007, we recorded a $182.9 million charge for acquired in-process research and development primarily associated with the merger with Agere, and recorded restructuring of operations and other items, net of $119.1 million relating primarily to the sale of the Mobility Products Group as discussed below.
     On June 27, 2007, we announced the signing of a definitive agreement to sell our Consumer group to Magnum Semiconductor and a reduction in our workforce by approximately 900 positions or 13 percent of our non-production workforce. We completed the sale of the Consumer group on July 27, 2007.
     On October 2, 2007, we completed the sale of our semiconductor assembly and test operations in Thailand to STATS ChipPAC Ltd. In connection with the sale, we entered into additional agreements, including a multi-year wafer assembly and test agreement and a transition services agreement. We also plan to transition semiconductor and storage systems assembly and test operations performed at our facilities in Singapore and Kansas to current manufacturing partners. As part of these actions, we expect to eliminate approximately 2,100 production positions worldwide.
     On October 24, 2007, we completed the sale of our Mobility group to Infineon Technologies AG. We will be providing services to Infineon during a transition period and will be leasing space in our Allentown, PA facility to Infineon.

     On October 3, 2007, we completed the acquisition of Tarari, Inc. Tarari was privately held maker of silicon and software that provides content and application awareness in packet and message processing, enabling a new class of advanced security and network control for service provider and enterprise networks.
     Cash, cash equivalents and short-term investments were $1.1 billion as of September 30, 2007 as compared to $1.0 billion as of December 31, 2006. For the three and nine months ended September 30, 2007, we generated $98.8 million and $184.7 million, respectively, in cash provided by operations as compared to $46.8 million and $195.8 million, respectively, in the same periods of 2006.
     In December 2006, our Board authorized the repurchase of up to $500 million of our common stock and we have completed this repurchase program. On August 20, 2007, Board authorized a new stock repurchase program of up to an additional $500 million. These repurchases are expected to be funded from the proceeds of the sale of the Mobility group, available cash and short-term investments. Between April and September 30, 2007, we repurchased approximately 67.3 million shares for approximately $549 million in cash.
RESULTS OF OPERATIONS
     Where more than one significant factor contributed to changes in results from year to year, we have quantified these factors in the following discussion, where practicable.
Revenues
     The following is a summary of revenues by segment for the three and nine months ended September 30, 2007 and October 1, 2006:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(In millions)
Semiconductor segment	$530.0	$313.3	$1,287.2	$919.1
Storage Systems segment	197.4	179.7	575.6	539.4

Consolidated	$727.4	$493.0	$1,862.8	$1,458.5

     There were no significant intersegment revenues during the periods presented.
Three months ended September 30, 2007 compared to the three months ended October 1, 2006:
     Total revenues for the three months ended September 30, 2007 increased $234.4 million or 47.5% as compared to the three months ended October 1, 2006.
Semiconductor Segment:
      Revenues for the Semiconductor segment increased $216.7 million or 69.2% for the three months ended September 30, 2007 compared to the three months ended October 1, 2006. The increase in semiconductor revenues was primarily attributable to the acquisition of Agere, and to a lesser extent, increased demand for semiconductors used in storage product applications associated with the ramping of our Serial Attached SCSI, or SAS products.
     The increase was partially offset by:
•	A decrease in revenues from consumer products due to the sale of the product line;

•	A decrease in demand for semiconductors used in consumer product applications such as digital audio players where our customer’s solution was not included in the new generation of its customer’s products;

•	A decline in demand for semiconductors used in storage interface connect products; and

•	A decrease in demand for semiconductors used in communication products such as telecommunications and printing.

Storage Systems Segment:
      Revenues for the Storage Systems segment increased $17.7 million or 9.8% for the three months ended September 30, 2007 from the three months ended October 1, 2006. The increase in storage systems revenues was primarily attributable to:
•	Increased demand from the ramp of our entry level SAS storage products, which were introduced in the fourth quarter of 2006; and

•	Increased demand for our premium software features.
     The increase was partially offset by decreased revenues for our RAID storage adapters due to lower hardware sales.
Nine months ended September 30, 2007 compared to the nine months ended October 1, 2006:
     Total revenues for the nine months ended September 30, 2007 increased $404.3 million or 27.7% as compared to the nine months ended October 1, 2006.
Semiconductor Segment:
     Revenues for the Semiconductor segment increased $368.1 million or 40.1% for the nine months ended September 30, 2007 compared to the nine months ended October 1, 2006. The increase in semiconductor revenues was primarily attributable to the acquisition of Agere and, to a lesser extent, increased demand for semiconductors used in storage products associated with the ramping of our SAS products.
     The increase was partially offset by:
•	A decrease in revenues from consumer products due to the sale of the product line;

•	Decreased demand for semiconductors used in consumer product applications such as digital audio players where our customer’s solution was not included in the new generation of its customer’s products, and a decrease in demand for semiconductors used in DVD products and cable set-top box solutions;

•	A decline in demand for semiconductors used in storage interface connect products; and

•	A decrease in demand for semiconductors used in communication product applications such as telecommunications and printing.
Storage Systems Segment:
      Revenues for the Storage Systems segment increased $36.2 million or 6.7% for the nine months ended September 30, 2007 from the nine months ended October 30, 2006. The increase in revenues in storage systems revenues was primarily attributable to:
•	Increased demand from the ramp of our entry level SAS storage products, which were introduced in the fourth quarter of 2006; and

•	Increased demand for our premium software features.
     The increase was partially offset by decreased revenues for our RAID storage adapters due to lower hardware sales.
See Note 9 to our financial statements in Item 1 for information about our significant customers.

Revenues by Geography
     The following table summarizes our revenues by geography for the three and nine months ended September 30, 2007 and October 1, 2006:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(In millions)
North America	$205.2	$219.9	$623.9	$692.4
Asia, including Japan	440.3	224.3	1,016.2	605.3
Europe and Middle East (EMEA)	81.9	48.8	222.7	160.8

Total	$727.4	$493.0	$1,862.8	$1,458.5

Three months ended September 30, 2007 compared to the three months ended October 1, 2006:
     North America: Revenues in North America decreased $14.7 million or 6.7% for the three months ended September 30, 2007 as compared to the three months ended October 1, 2006. The decrease was attributable to a decline in demand for semiconductors used in consumer product applications such as digital audio players, storage products used in storage interface connect products and telecommunication products used in routers and switches. The decrease was offset in part by increased demand for semiconductors used in SAS storage product applications and increased revenues due to the Agere acquisition.
Asia including Japan: Revenues in Asia, including Japan, increased $216.0 million or 96.3% for the three months ended September 30, 2007 as compared to the three months ended October 1, 2006. The increase was primarily attributable to the Agere acquisition, increased demand for storage semiconductors used in SAS applications, offset in part by decreased revenues resulting from the sale of the Consumer group.
     EMEA: Revenues in EMEA increased $33.1 million or 67.8% for the three months ended September 30, 2007 as compared to the three months ended October 1, 2006. The increase was primarily attributable to the Agere acquisition and increased storage systems revenues due to the ramp of our entry level SAS storage product introduced in the fourth quarter of 2006. The increase was offset in part by decreased revenue from consumer product applications due to the sale of the Consumer group.
Nine months ended September 30, 2007 compared to the nine months ended October 1, 2006:
     North America: Revenues in North America decreased $68.5 million or 9.9% for the nine months ended September 30, 2007 as compared to the nine months ended October 1, 2006. The decrease was attributable to a decline in demand for semiconductors used in consumer product applications such as digital audio players and a decrease in demand for semiconductors used in storage interface connect products and decreased demand for semiconductors used in communication products. The decrease was offset in part by increased storage systems revenues due to the ramp of our entry level SAS storage product introduced in the fourth quarter of 2006 and increased demand for semiconductors used in SAS storage product applications and increased revenues due to the Agere acquisition.
     Asia including Japan: Revenues in Asia, including Japan, increased $410.9 or 67.9% for the nine months ended September 30, 2007 as compared to the nine months ended October 1, 2006. The increase was primarily attributable to the Agere acquisition and increased demand for storage semiconductors used in SAS applications, offset in part by decreased demand for consumer semiconductors used in DVD products, the sale of the Consumer group and a decrease in demand for semiconductors used in communication product applications such as telecommunications and printing.
     EMEA: Revenues in EMEA increased $61.9 million or 38.5% for the nine months ended September 30, 2007 as compared to the nine months ended October 1, 2006. The increase was primarily attributable to the Agere acquisition and increased storage systems revenues due to the ramp of our entry level SAS storage product introduced in the fourth quarter of 2006 and increased revenues for custom semiconductors used in tape drive applications and storage semiconductors used in SAS applications. The increase was offset in part by decreased demand for semiconductors used in communication products such as telecommunications and decreased demand for semiconductors used in consumer product applications such as set-top boxes and DVD products and the sale of the Consumer group.

Gross Profit Margin, Operating Costs and Expenses
     The followings are key elements of the consolidated statements of operations for the respective segments for the three and nine months ended September 30, 2007 and October 1, 2006:
Gross Profit Margin:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(Dollars in millions)
Semiconductor segment	$175.9	$144.1	$396.3	$415.4
Percentage of revenues	33.2%	46.0%	30.8%	45.2%
Storage Systems segment	$72.0	$64.0	$198.1	$184.4
Percentage of revenues	36.5%	35.6%	34.4%	34.2%

Consolidated	$247.9	$208.1	$594.4	$599.8

Percentage of revenues	34.1%	42.2%	31.9%	41.1%

     Amortization of intangibles which was previously reported in operating expense in the financial statement captions have been reclassified to cost of revenues for the three and nine months ended October 1, 2006 to conform to the current period presentation.
Three months ended September 30, 2007 compared to the three months ended October 1, 2006:
     The consolidated gross profit margin as a percentage of revenues decreased to 34.1% for the three months ended September 30, 2007 as compared to 42.2% for the three months ended October 1, 2006.
Semiconductor Segment:
     The gross profit margin as a percentage of revenues for the Semiconductor segment decreased to 33.2% for the three months ended September 30, 2007 from 46.0% for the three months ended October 1, 2006. The decline was primarily attributable to:
•	An increase in the amortization of intangible assets primarily related to the acquisition of Agere; and

•	$8 million in charges recorded for a wafer supply agreement with ON Semiconductor resulting from a decline in demand in the third quarter of 2007.
Storage Systems Segment:
      The gross profit margin as a percentage of revenues for the Storage Systems segment increased to 36.5% for the three months ended September 30, 2007 from 35.6% for the three months ended October 1, 2006. The increase was attributable to changes in product mix, lower product costs and an increase in software revenues.
Nine months ended September 30, 2007 compared to the nine months ended October 1, 2006:
     The consolidated gross profit margin as a percentage of revenues decreased to 31.9% for the nine months ended September 30, 2007 from 41.1% for the nine months ended October 1, 2006.
Semiconductor Segment:
     The gross profit margin as a percentage of revenues for the Semiconductor segment decreased to 30.8% for the nine months ended September 30, 2007 from 45.2% for the nine months ended October 1, 2006. The decline was primarily attributable to:
•	An increase in the amortization of intangible assets primarily related to the acquisition of Agere;

•	Inventory charges of $47.9 million related to fair valuing the inventory acquired from Agere; and

•	$19.0 million in charges related to a wafer supply agreement with ON Semiconductor resulting from a decline in demand during the nine months ended September 30, 2007.

Storage Systems Segment:
      The gross profit margin as a percentage of revenues for the Storage Systems segment remained relatively flat at 34.4% for the nine months ended September 30, 2007 as compared to 34.2% for the nine months ended October 1, 2006.
Research and Development:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(Dollar in millions)
Semiconductor segment	$146.4	$77.0	$391.1	$236.3
Percentage of revenues	27.6%	24.6%	30.4%	25.7%
Storage Systems segment	$35.9	$25.5	$97.0	$68.9
Percentage of revenues	18.2%	14.2%	16.9%	12.8%

Consolidated	$182.3	$102.5	$488.1	$305.2

Percentage of revenues	25.1%	20.8%	26.2%	20.9%

Three months ended September 30, 2007 compared to the three months ended October 1, 2006:
     Consolidated research and development, or R&D, expenses increased $79.8 million or 77.9% for the three months ended September 30, 2007 as compared to the three months ended October 1, 2006.
Semiconductor Segment:
     R&D expenses in the Semiconductor segment increased by $69.4 million or 90.1% for the three months ended September 30, 2007 as compared to the three months ended October 1, 2006. The increase was primarily due to the acquisition of Agere on April 2, 2007 and the acquisition of SiliconStor on March 13, 2007. The increase in R&D expenses was partially offset by decreased expenses due to the sale of the Consumer group on July 27, 2007 and reduced compensation-related expenditures due to the restructuring actions at the beginning of the quarter ending September 30, 2007.
Storage Systems Segment:
      R&D expenses in the Storage Systems segment increased by $10.4 million or 40.8% for the three months ended September 30, 2007 as compared to the three months ended October 1, 2006. The increase was attributable to the acquisition of StoreAge on November 21, 2006 and to increased compensation-related expenditures due to an increase in headcount, increased spending for R&D projects associated with new product lines and expenses related to a contract with a significant customer.
Nine months ended September 30, 2007 compared to the nine months ended October 1, 2006:
     Consolidated R&D expenses increased $182.9 million or 59.9% for the nine months ended September 30, 2007 as compared to the nine months ended October 1, 2006.
Semiconductor Segment:
     R&D expenses in the Semiconductor segment increased by $154.8 million or 65.5% for the nine months ended September 30, 2007 as compared to the nine months ended October 1, 2006. The increase was primarily due to the acquisition of Agere on April 2, 2007 and the acquisition of SiliconStor on March 13, 2007, partially offset by lower compensation-related expenses, facility and information technology costs as a result of restructuring activities and reduced expenditures from the sale of the Consumer group on July 27, 2007.
Storage Systems Segment:
      R&D expenses in the Storage Systems segment increased by $28.1 million or 40.8% for the nine months ended September 30, 2007 as compared to the nine months ended October 1, 2006. The increase was attributable to the acquisition of StoreAge on November 21, 2006 and to increased compensation expenditures due to an increase in headcount, increased spending for R&D projects associated with new product lines and expenses related to a contract with a significant customer.

Selling, General and Administrative:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(Dollar in millions)
Semiconductor segment	$75.9	$38.1	$193.4	$121.6
Percentage of revenues	14.3%	12.2%	15.0%	13.2%
Storage Systems segment	$28.6	$22.2	$87.5	$72.2
Percentage of revenues	14.5%	12.4%	15.2%	13.4%

Consolidated	$104.5	$60.3	$280.9	$193.8

Percentage of revenues	14.4%	12.2%	15.1%	13.3%

Three months ended September 30, 2007 compared to the three months ended October 1, 2006:
     Consolidated selling, general and administrative, or SG&A, expenses increased $44.2 million or 73.3% for the three months ended September 30, 2007 as compared to the three months ended October 1, 2006.
Semiconductor Segment:
     SG&A expenses for the Semiconductor segment increased $37.8 million or 99.2% for the three months ended September 30, 2007 as compared to the three months ended October 1, 2006. The increase was primarily due to the acquisition of Agere, and was partially offset by a decrease in compensation-related expenses as a result of headcount reductions from our restructuring activities and decreased selling expenses related to the sale of the Consumer group on July 27, 2007.
Storage Systems Segment:
      SG&A expenses for the Storage Systems segment increased $6.4 million or 28.8% for the three months ended September 30, 2007 as compared to the three months ended October 1, 2006. The increase was mainly due to an increase in sales commissions due to increased revenues and increased compensation-related expenses based on increased headcount.
Nine months ended September 30, 2007 compared to the nine months ended October 1, 2006:
     Consolidated SG&A expenses increased $87.1 million or 44.9% for the nine months ended September 30, 2007 as compared to the nine months ended October 1, 2006.
Semiconductor Segment:
     SG&A expenses for the Semiconductor segment increased $71.8 million or 59.0% for the nine months ended September 30, 2007 as compared to the nine months ended October 1, 2006. The increase was primarily due to the acquisition of Agere, partially offset by a decrease in compensation-related expenses as a result of reduced headcount from our restructuring activities and reduced selling expenses related to the sale of the Consumer group on July 27, 2007.
Storage Systems Segment:
      SG&A expenses for the Storage Systems segment increased $15.3 million or 21.2% for the nine months ended September 30, 2007 as compared to the nine months ended October 1, 2006. The increase was mainly due to an increase in sales commissions due to increased revenues and increased compensation-related expenses based on increased headcount.
Restructuring of operations and other items:
     We recorded a charge of $101.2 million and $119.1 million in restructuring of operations and other items for the three and nine months ended September 30, 2007, respectively. Of these charges, $100.9 million and $114.9 million were recorded in the Semiconductor segment and $0.3 million and $4.2 million were recorded in the Storage Systems segment for the three and nine months ended September 30, 2007, respectively.
     We recorded a charge of $2.6 million and a net credit of $13.4 million in restructuring of operations and other items for the three and nine months ended October 1, 2006, respectively. Of this charge and credit, a charge of $2.7 million and a credit of $14.6 million were recorded in the Semiconductor segment and a credit of $0.1 million and a charge of $1.2 million were recorded in the Storage Systems segment for the three and nine months ended October 1, 2006, respectively.
     As a result of the restructuring actions taken in 2007, we expect to realize operating expense savings of approximately $53.8 million per quarter. We expect any cost of revenues savings to be fully offset by additional costs from purchasing services through contract manufacturers. Suspended depreciation amounted to $20.2 million for the period from April 2, 2007 to September 30, 2007 associated with holding the Thailand and Singapore assembly and test facilities for sale. Suspended amortization of intangible assets and depreciation amounted to $7.2 million for the period from August 16, 2007 to September 30, 2007 associated with holding the Mobility assets for sale.

     See Note 4 to our financial statements in Item 1 for more information about the restructuring actions we have taken in 2007. For a complete discussion of the 2006 restructuring actions, please refer to our Annual Report on Form 10-K for the year ended December 31, 2006.
Acquired in-process research and development:
     We recorded $6.5 million for acquired in-process research and development, or IPR&D, in the first quarter of 2007 associated with the acquisition of SiliconStor and $176.4 million in the second quarter of 2007 associated with the acquisition of Agere, totaling $182.9 million for the nine months ended September 30, 2007. There was no IPR&D charge recorded for the three months ended September 30, 2007 or for the three and nine months ended October 1, 2006.
     Our methodology for allocating the purchase price relating to purchase acquisitions to IPR&D is determined through established valuation techniques in the high-technology industry. IPR&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The fair value of technology under development is determined using the income approach, which discounts expected future cash flows to present value. A discount rate is used for the projects to account for the risks associated with the inherent uncertainties surrounding the successful development of the technology, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances, which could impact the estimates recorded. The discount rates used in the present value calculations are typically derived from a weighted-average cost of capital analysis. These estimates do not account for any potential synergies realizable as a result of the acquisition and were in line with industry averages and growth estimates.
     IPR&D charges in connection with acquisitions are summarized in the table below.

					Revenue
	Acquisition			Discount	projections
Company	Date	Projects	IPR&D	rate	extend through
SiliconStor	March 2007	Storage – SATA/SAS multiplexers	$6.5 million	27%	2017

Agere	April 2007	Storage – read channel and preamps; Mobility – HSPDA for 3G; Networking – modems, Firewire, serdes, media gateway, VoIP, network processors, Ethernet, mappers and framers	$176.4 million	13.8%	2021
Interest expense:
     Interest expense increased by $2.4 million to $9.0 million for the three months ended September 30, 2007 from $6.6 million for the three months ended October 1, 2006. Interest expense increased by $2.7 million to $22.0 million for the nine months ended September 30, 2007 from $19.3 million for the nine months ended October 1, 2006. The increases are mainly due to the interest on the Agere convertible notes, offset in part by the repayment at maturity of $271.8 million of convertible notes in the fourth quarter of 2006.
Interest income and other, net:
     Interest income and other, net, was $11.8 million for the three months ended September 30, 2007 as compared to $13.1 million for the three months ended October 1, 2006. Interest income for the three months ended September 30, 2007 was $13.3 million as compared to $13.5 million for the three months ended October 1, 2006. Other expenses, net, of $1.5 million for the three months ended September 30, 2007 included a $2.3 million charge for points on foreign currency forward contracts, offset in part by other miscellaneous items. Other expenses, net, of $0.4 million for the three months ended October 1, 2006 included a $1.2 million charge for points on foreign currency forward contracts, a pre-tax gain of $0.8 million on the sale of marketable available-for-sale equity securities, and other miscellaneous items.

     Interest income and other, net, was $33.1 million for the nine months ended September 30, 2007 as compared to $32.9 million for the nine months ended October 1, 2006. Interest income increased to $41.2 million for the nine months ended September 30, 2007 from $34.6 million for the nine months ended October 1, 2006. The increase in interest income was mainly due to higher interest rates during the nine months ended September 30, 2007 as compared to the nine months ended October 1, 2006. Other expenses, net, of $8.1 million for the nine months ended September 30, 2007 included a $5.6 million charge for points on foreign currency forward contracts, a pre-tax loss of $2.4 million on the impairment of non-marketable available-for-sale equity securities, and other miscellaneous items. Other expenses, net, of $1.7 million for the nine months ended October 1, 2006 included a $3.4 million charge for points on foreign currency forward contracts, a net pre-tax gain of $2.0 million on the sale of marketable available-for-sale equity securities and other miscellaneous items.
Provision for income taxes:
     During the three and nine months ended September 30, 2007, we recorded an income tax provision of $3.2 million and $23.2 million, respectively. For the three and nine months ended October 1, 2006, we recorded an income tax provision of $5.6 million and $17.2 million, respectively.
     The provision for income taxes for the three months ended September 30, 2007 reflected the release of a $3.3 million reserve due to the expiration of the applicable period under a statute of limitations.
     Excluding certain foreign jurisdictions, management believes that the future benefit of deferred tax assets is not more likely than not to be realized.
FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
     Cash, cash equivalents and short-term investments increased to $1.1 billion as of September 30, 2007 from $1.0 billion as of December 31, 2006. The increase was mainly due to cash and cash equivalents provided by operating and investing activities, partially offset by net cash outflows for financing activities as described below.
Working capital
     Working capital increased by $604.6 million to $1.7 billion as of September 30, 2007 from $1.1 billion as of December 31, 2006. The increase in working capital was attributable to the following:
•	Assets held for sale and prepaid expenses and other current assets increased by $639.5 million. The increase is primarily attributable to the increase in assets held for sale of $561.2 million, primarily a result of our decision to hold the Mobility group and our Thailand and Singapore facilities for sale; $12.1 million in prepaid software, rent and other, $9.2 million in other receivables and $9.9 million in other current assets. In addition, current deferred tax assets increased $47.1 million due to a reallocation of deferred taxes in connection with the merger of Agere.

•	Cash, cash equivalents and short-term investments increased by $89.0 million.

•	Accounts receivable increased $87.4 million due to the Agere acquisition balance of $166.9 million in April 2007, offset in part by a decrease of $79.5 million due to improved collections.

•	Income taxes payable decreased by $64.0 million due to the adoption of FIN 48 in the first quarter of 2007, offset in part by an increase in the tax provision less tax payments.

•	Inventories increased $8.9 million. The addition of Agere’s inventory has been offset in part by the sale of the Consumer group.
These increases in working capital were offset, in part, by the following:
•	Other accrued liabilities increased by $195.0 million primarily due to balance increases associated with the acquisition of Agere, increases in our restructuring reserves, increases in accruals for interest on the convertible notes as the interest payment date approaches, increases in liabilities with third party manufacturers and increases in other current liabilities.

•	Accrued salaries, wages and benefits increased $53.4 million primarily due to the acquisition of Agere, slightly offset by timing differences in payment of salaries, benefits and performance-based compensation.

•	Accounts payable increased $35.8 million due to the Agere acquisition balance of $114.8 million, offset in part by a decrease of $79.0 million due to the timing of invoice receipts and payments.

Cash generated from operating activities
     During the nine months ended September 30, 2007, we generated $184.7 million of cash from operating activities compared to $195.8 million generated during the nine months ended October 1, 2006. Cash generated by operating activities for the nine months ended September 30, 2007, were the result of the following:
•	A net loss adjusted for non-cash transactions. The non-cash items and other non-operating adjustments are quantified in our Condensed Consolidated Statements of Cash Flows included in this Form 10-Q; and

•	A net increase in assets and liabilities, including changes in working capital components from December 31, 2006 to September 30, 2007, as discussed above.
Cash and cash equivalents provided by/ (used in) investing activities
     Cash and cash equivalents provided by investing activities were $755.9 million for the nine months ended September 30, 2007, compared to $98.6 million used in investing activities for the nine months ended October 1, 2006. The primary investing activities for the nine months ended September 30, 2007 were as follows:
•	Proceeds from maturities and sales of debt securities available for sale, net of purchases;

•	Purchases of property, equipment and software;

•	Proceeds from the sale of property and equipment;

•	Proceeds from the sale of the Consumer group;

•	Cash acquired from the acquisition of Agere, net of acquisition costs; and

•	Cash acquired from SiliconStor, net of transaction costs.
     We expect capital expenditures to be approximately $60 million in 2007. In recent years, we have reduced our level of capital expenditures as a result of our focus on establishing strategic supplier alliances with foundry semiconductor manufacturers, which enables us to have access to advanced manufacturing capacity and reduce our capital spending requirements. As we transition our assembly and test operations to third party contract manufactures, we will also reduce our need to make capital expenditures.
Cash and cash equivalents (used in)/provided by financing activities
     Cash and cash equivalents used in financing activities for the nine months ended September 30, 2007 were $520.1 million as compared to $36.0 million provided by financing activities in the same period of 2006. The primary financing activities for the nine months ended September 30, 2007 were the purchase of common stock under our repurchase programs and the issuance of common stock under our employee stock plans.
     We may seek additional equity or debt financing from time to time. We believe that our existing liquid resources and funds generated from operations, combined with funds from such financing, will be adequate to meet our operating and capital requirements and obligations for the foreseeable future.

Contractual Obligations
     The following table summarizes our contractual obligations as of September 30, 2007:

	Payments due by period
	Less than	1 — 3	4 — 5	After 5
	1 year	years	years	years	Total
	(In millions)
Convertible Subordinated Notes	$—	$718.7	$—	$—	$718.7
Operating lease obligations	102.0	149.9	39.3	10.0	301.2
Purchase commitments	282.2	3.3	1.2	—	286.7

Total	$384.2	$871.9	$40.5	$10.0	$1,306.6

Convertible Subordinated Notes:
     As of September 30, 2007, we had outstanding $350.0 million of 4% Convertible Subordinated Notes due in May 2010. Interest on these notes is payable semiannually on May 15 and November 15 of each year. These notes are subordinated to all existing and future senior debt and are convertible at the holder’s option at any time prior to maturity into shares of our common stock. These notes have a conversion price of approximately $13.42 per share. We cannot elect to redeem these notes prior to maturity. Each holder of these notes has the right to cause us to repurchase all of such holder’s convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change, which includes a transaction or an event such as an exchange offer, liquidation, tender offer, consolidation, certain mergers or combination. The merger with Agere did not trigger this right.
     As part of the merger with Agere, LSI guaranteed Agere’s 6.5% Convertible Subordinated Notes due December 15, 2009 with a book value of $362 million and a fair value of approximately $370 million as of April 2, 2007. Interest on these notes is payable semi-annually on June 15 and December 15 of each year. These notes can be converted into shares of our common stock at a current conversion price of $15.3125 per share, subject to adjustment in certain events, at any time prior to maturity, unless previously redeemed or repurchased. We may redeem these notes in whole or in part at any time. In addition, we may be required to repurchase these notes at a price equal to 100% of the principal amount plus any accrued and unpaid interest if our stock is no longer approved for public trading, if our stockholders approve liquidation or if a specified change in control occurs. These notes are unsecured subordinated obligations of Agere and are subordinated in right of payment to all of Agere’s existing and future senior debt.
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
     In the second quarter of 2006, we completed the sale of our Gresham, Oregon semiconductor manufacturing facility to ON Semiconductor. Under the terms of the agreement, ON Semiconductor entered into a multi-year wafer supply agreement with LSI, whereby LSI agreed to purchase $198.8 million in wafers from ON Semiconductor during the period from the date of sale of the Gresham facility to the end of LSI’s second quarter of 2008. As of September 30, 2007, LSI had yet to purchase $49.0 million in wafers under this arrangement. We recorded a charge of $19 million for the nine months ended September 30, 2007 related to required purchases under this arrangement that were in excess of what we believed we could currently sell.
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

Other commitments:
     Effective January 1, 2007, the Company adopted the provisions of FIN 48 (see Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements). As of the date of adoption, the amount of the unrecognized tax benefit was $196.9 million, of which, none is expected to be paid within one year. The company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.
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
Retirement Benefits
     Postretirement liabilities are our estimates of benefits that we expect to pay to eligible retirees under Agere’s postretirement plans. We consider various factors in determining our postretirement liability, including the number of employees that we expect to receive benefits, the type and length of benefits they will receive, trends in health care costs and other actuarial assumptions. If the actual postretirement benefits paid differ from our current estimate, we may be over- or under-accrued.
     We also have pension plans covering substantially all former Agere U.S. employees, excluding management employees hired after June 30, 2003, and pension plans covering certain international employees. We consider various factors in determining our pension liability, including the number of employees that we expect to receive benefits, their salary levels and years of service, the expected return on plan assets, the discount rate used to determine the benefit obligation, the timing of the payment of benefits, and other actuarial assumptions. If the actual results and events of our pension plans differ from our current assumptions, our benefit obligations may be over- or under-valued.
     As a result of the acquisition of Agere, we remeasured the pension and postretirement liabilities, and adopted FAS 158 effective April 2, 2007. The key benefit plan assumptions are the discount rate and the expected rate of return on plan assets. These assumptions are discussed below for our U.S. retirement benefit plans. For our international plans, we chose assumptions specific to each country.
     The discount rate we used is based on a cash flow analysis using the Citigroup Pension Discount Curve and the Citigroup Above Median Pension Discount Curve as of the measurement date. The rate used was within the range of the resultant interest rates. The discount rate used to determine our benefit obligation as of April 2, 2007 was 6.0%. For 2007, we are using a 6.0% discount rate to compute our net periodic benefit cost.
     We base our salary increase assumptions on historical experience and future expectations. The expected rate of return for our retirement benefit plans represents the average rate of return expected to be earned on plan assets over the period that the benefit obligations are expected to be paid. In developing the expected rate of return, we consider long-term compound annualized returns based on historical market data, historical and expected returns on the various categories of plan assets, and the target investment portfolio allocation between debt and equity securities. The weighted average investment portfolio allocation for our U.S. management and occupational pension plans as of April 2, 2007 was 54% in equity and 46% in debt investments as compared to the target investment portfolio allocation of 53% equity and 47% debt. The portfolio’s equity weighting is consistent with the long-term nature of the plans’ benefit obligations. For 2007, we are using an expected rate of return on plan assets of 8.25% and 8.0% for the management and represented pension plans, respectively, consistent with the target investment portfolio allocation. For our U.S. post retirement benefit plans, we are using a weighted-average long-term rate of return on assets of 7.75%.
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

RECENT ACCOUNTING PRONOUNCEMENTS
     Please see the information contained in Note 1 to our financial statements in Item 1 under the heading “Recent Accounting Pronouncements”.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     As a result of the merger with Agere, we have updated the market risk disclosures discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006.
Interest Rate Sensitivity
     As of September 30, 2007, a 10% weighted-average worldwide interest rate movement affecting our fixed and floating rate financial instruments, including investments and debt obligations, would not have a significant effect on our financial position, results of operations and cash flows over the next fiscal year, assuming that the debt and investment balances remained consistent.
     As of December 31, 2006, a 10% weighted-average worldwide interest rate movement affecting our fixed and floating rate financial instruments, including investments and debt obligations, would not have a significant effect on our financial position, results of operations and cash flows over the next fiscal year, assuming that the debt and investment balances remained consistent.
     With the objective of protecting our cash flows and earnings from the impact of fluctuations in interest rates, while minimizing the cost of capital, we may enter into interest rate swaps. As of September 30, 2007, there were no interest rate swaps outstanding.
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
     Based on our overall currency rate exposures at September 30, 2007, including derivative financial instruments and non-functional currency-denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar would not have a significant effect on our financial position, results of operations and cash flows over the next fiscal year.
Equity price risk. We have investments in available-for-sale equity securities included in long-term assets. The fair values of these investments are sensitive to equity price changes. Changes in the value of these investments are ordinarily recorded through accumulated comprehensive income. The increase or decrease in the fair value of the investments would affect our results of operations to the extent that the investments were sold or that declines in value were concluded by management to be other than temporary.
     If prices of the available-for-sale equity securities increase or decrease 10% from their fair values as of September 30, 2007, it would increase or decrease the investment values by $2.0 million. We do not use any derivatives to hedge the fair value of our marketable available-for-sale equity securities.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required or necessary disclosures. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS
     On April 2, 2007, we acquired Agere. Agere operated under its own set of systems and internal controls, and we are currently maintaining those systems and much of that control environment until we are able to incorporate Agere’s processes into our own systems and control environment. We currently expect to complete the incorporation of Agere’s operations into our systems and control environment in the second half of 2008.
     In addition, during the quarter ended July 1, 2007, we moved our Storage Systems business from a separate enterprise financial management system onto the financial management system that we use for the other parts of our business. This change was made for operational efficiency and was not made in response to any deficiency in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). We believe we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this change.
     There were no other changes to our internal control over financial reporting during the quarter ended September 30, 2007 which could have a material effect on our financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     This information is included in Note 12 to our financial statements in Item 1 of Part I.
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
     The following factors, many of which are discussed in greater detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 or our subsequent Quarterly Reports on Form 10-Q, could affect our future performance and the price of our stock.
•	We may fail to realize the benefits expected from our recent merger with Agere Systems, which could adversely affect the value of our common stock.

•	If we fail to successfully transition our semiconductor assembly and test and storage systems manufacturing operations to third-party contract manufacturers, our customer relationships and results of operations could be adversely affected.
     We have sold one of our two semiconductor assembly and test facilities and plan to transition the work performed at our other semiconductor assembly and test facility and at our storage systems manufacturing facility to third-party contract manufacturers. Commencing operations with manufacturing partners can be a complicated and time-consuming process. If the process takes longer to complete than we anticipate, we may not realize the benefits we were expecting from these actions as quickly as we anticipate or at all. If product quality or shipment delays occur as part of the transition, we could experience customer relationship issues or a negative impact on our results of operations.
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
     We have sold one of our two semiconductor assembly and test facilities and plan to transition the work performed at our other semiconductor assembly and test facility and at our storage systems manufacturing facility to third-party contract manufacturers. We also have existing third-party subcontractors located in Asia that assemble, obtain packaging materials for, and test for us.
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
     Although we have announced plans to transition the work performed at these facilities to third-party contract manufacturers, we currently have a storage systems manufacturing facility in Wichita, Kansas; and an assembly and test facility in Singapore. We also have a 51% equity interest in a joint venture with Chartered Semiconductor Manufacturing Ltd., which owns a semiconductor manufacturing facility in Singapore. Operations at any of these facilities may be disrupted for reasons beyond our control, including work stoppages, supply shortages, fire, earthquake, tornado, floods or other natural disasters, any of which could have a material adverse effect on our results of operations or financial position. In addition, if we do not experience adequate utilization of, or adequate yields at, these facilities, our results of operations may be adversely affected. We confront challenges in the manufacturing and assembly and test processes that require us to: maintain a competitive cost structure; exercise stringent quality control measures to obtain high yields; effectively manage subcontractors engaged in the wafer fabrication, test and assembly of products; and update equipment and facilities as required for leading edge production capabilities.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table contains information about our purchases of our common stock during the quarter ended September 30, 2007.
Issuer Purchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
		Average Price	Purchased as Part of	Units) that May Yet
	Total Number of Shares	Paid per Share	Publicly Announced	Be Purchased Under
Period	(or Units) Purchased	(or Unit)	Plans or Programs	the Plans or Programs
July 2, 2007-August 1, 2007	10,590,400	$7.80	10,590,400	$—
August 2, 2007-September 1, 2007	—	$—	—	$500,000,000
September 2, 2007-September 30, 2007	7,000,000	$7.02	7,000,000	$450,839,400

Total	17,590,400	$7.49	17,590,400

     On December 4, 2006, we announced that our Board of Directors had authorized the repurchase of up to $500 million of our common stock. The repurchases reported above for the month ending August 1, 2007 were pursuant to this authorization. We have completed this repurchase program. On August 20, 2007, we announced that our Board of Directors had authorized the repurchase of up to an additional $500 million of our common stock. The repurchases reported above for the month ending September 30, 2007 were pursuant to this authorization.
Item 6. Exhibits

2.1	Asset Purchase Agreement, dated as of July 25, 2007, among STATS ChipPAC (Thailand) Limited and STATS ChipPAC Ltd. and LSI (Thai) Ltd. and LSI Corporation (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed October 9, 2007)

2.2	Amendment No. 1 to Asset Purchase Agreement, among STATS ChipPAC (Thailand) Limited and STATS ChipPAC Ltd. and LSI (Thai) Ltd. and LSI Corporation (Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K, filed October 9, 2007)

2.3	Asset Purchase Agreement, dated as of August 20, 2007, by and between LSI Corporation and Infineon Technologies AG (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed October 30, 2007)

10.1	Retention Agreement with Umesh Padval (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed July 10, 2007)

10.2	Confidential Separation Agreement and General Release, dated August 31, 2007, between Umesh Padval and LSI Corporation

10.3	Amendment No. 1 to Confidential Separation Agreement and General Release between Umesh Padval and LSI Corporation

10.4	LSI Corporation Director Fees

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSI CORPORATION (Registrant)

Date: November 09, 2007	By	/s/ Bryon Look Bryon Look
Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS

2.1	Asset Purchase Agreement, dated as of July 25, 2007, among STATS ChipPAC (Thailand) Limited and STATS ChipPAC Ltd. and LSI (Thai) Ltd. and LSI Corporation (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed October 9, 2007)

2.2	Amendment No. 1 to Asset Purchase Agreement, among STATS ChipPAC (Thailand) Limited and STATS ChipPAC Ltd. and LSI (Thai) Ltd. and LSI Corporation (Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K, filed October 9, 2007)

2.3	Asset Purchase Agreement, dated as of August 20, 2007, by and between LSI Corporation and Infineon Technologies AG (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed October 30, 2007)

10.1	Retention Agreement with Umesh Padval (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed July 10, 2007)

10.2	Confidential Separation Agreement and General Release, dated August 31, 2007, between Umesh Padval and LSI Corporation

10.3	Amendment No. 1 to Confidential Separation Agreement and General Release between Umesh Padval and LSI Corporation

10.4	LSI Corporation Director Fees

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350