Form 10-K
period 2007-12-31
LSI CORP
filed 2008-02-29
CIK 703360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a “smaller reporting company”. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of July 1, 2007 was approximately $5.5 billion, based on the reported last sale price on the New York Stock Exchange of such equity on the last business day of the fiscal quarter ending on such date.

As of February 20, 2008, 661,081,102 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report is incorporated by reference from the registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2008 annual meeting of stockholders.

LSI Corporation
Form 10-K
For the Year Ended December 31, 2007

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe” and similar words are intended to identify forward-looking statements. Although we believe our expectations are based on reasonable assumptions, our actual results could differ materially from those projected in the forward-looking statements. We have described in Part I, Item 1A-“Risk Factors” a number of factors that could cause our actual results to differ from our projections or estimates. Except where otherwise indicated, the statements made in this report are made as of the date we filed this report with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. We expressly disclaim any obligation to update the information this report, except as may otherwise be required by law.

PART I

Item 1.	Business

General

We design, develop and market complex, high-performance semiconductors and storage systems. We provide silicon-to-system solutions that are used at the core of products that create, store, consume and transport digital information. We offer a broad portfolio of capabilities including custom and standard product integrated circuits used in hard disk drives, high-speed communications systems, computer servers, storage systems and personal computers. We also offer external storage systems, host adapter boards and software applications for attaching storage devices to computer servers and for storage area networks.

Integrated circuits, also called semiconductors or chips, are made using semiconductor wafers imprinted with a network of electronic components. They are designed to perform various functions such as processing electronic signals, controlling electronic system functions and processing and storing data.

Our business is currently focused on providing integrated circuits for storage and networking applications and on providing storage systems and related boards and software. Since the beginning of 2007, we have completed the following significant actions:

•	On March 13, 2007, we completed the acquisition of SiliconStor, Inc., a provider of semiconductor solutions for enterprise storage networks. SiliconStor’s products support the serial attached-SCSI, or SAS, and serial advanced technology attachment, or SATA, standards for connecting hard disks to computers and enabled our Storage semiconductor business to offer a more complete line of products.

•	On April 2, 2007, we acquired Agere Systems Inc., a provider of integrated circuit solutions for a variety of communications and computing applications. Agere’s customers included manufacturers of hard disk drives, mobile phones, advanced communications and networking equipment and personal computers. Agere also generated revenues from the licensing of intellectual property. As a result of the Agere acquisition, we believe that our Storage semiconductor business has a broader product line and additional resources, enabling it to be a stronger competitor. The acquisition also resulted in the addition of new products and resources for our Networking semiconductor business. We also expect that Agere’s intellectual property licensing capabilities will allow us to generate more revenue from our pre-existing patents than we had generated as a stand-alone company.

•	Because our Consumer business no longer had the scale necessary to be a strong competitor, we sold that business to Magnum Semiconductor, Inc., completing the sale on July 27, 2007.

•	We saw risk in Agere’s Mobility business because of the transition from one generation of technology, 2G products based on the Global Systems for Mobile Communications, or GSM, standard, to the next, 3G products based on the wideband Code Division Multiple Access, or W-CDMA, standard, and because of its limited customer base. We chose to sell that business, completing the sale to Infineon Technologies AG on October 24, 2007.

•	On July 25, 2007, we announced our intention to exit our semiconductor and storage systems assembly and test operations. This will allow us to focus our resources and attention on our efforts to design leading-edge semiconductor and storage solutions. It will also allow us to have a more variable cost structure and avoid the capital expenses needed for facility upgrades. We have sold our semiconductor assembly and test facility in Thailand and are discontinuing operations at our Singapore semiconductor assembly and test facility and our Wichita, Kansas storage systems assembly and test facility. We are transitioning the activities conducted at those facilities to third party contract manufacturers.

•	On October 3, we acquired Tarari, Inc., a maker of silicon and software that provides content and application awareness in packet and message processing, enabling advanced security and network control for service provider and enterprise networks. We believe these capabilities will become increasingly important as network operators seek additional billing and security capabilities.

•	Following the Agere acquisition, we have discontinued a number of development projects and have been reducing headcount in areas with overlap as we have sought to achieve significant cost synergies from the acquisition.

We operate in two segments — the Semiconductor segment and the Storage Systems segment. We market our products primarily to original equipment manufacturers, or OEMs, that sell products to our target end customers. In 2007, the Semiconductor segment accounted for approximately 68% of our revenue and the Storage Systems segment accounted for approximately 32% of our revenue. You can find additional financial information about our segments and geographic financial information in Note 9 to our financial statements in Item 8. See Item 1A — “Risk Factors” for information about risks we face as a result of our operations outside the United States.

Our Semiconductor segment designs, develops and markets highly complex integrated circuits for storage and networking applications. These solutions include both custom solutions and standard products. Custom solutions are designed for a specific application defined by the customer. Standard products are developed for market applications that we define and are sold to multiple customers. Our Storage Systems segment designs, manufactures and sells enterprise storage systems. Our high-performance, highly scalable open storage area network systems and storage solutions are distributed through OEMs. The Storage Systems segment also offers host bus adapters; redundant array of independent disks, or RAID, adapters; software and related products and services.

LSI Logic Corporation was incorporated in California on November 6, 1980, and was reincorporated in Delaware on June 11, 1987. Shortly after the Agere acquisition, we changed our name to LSI Corporation.

We maintain an Internet website at www.lsi.com. We make available free of charge on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. You can read any materials that we file with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at (800) 732-0330. Information on our website is not incorporated by reference into this report.

Products

SEMICONDUCTOR SEGMENT

Storage Products

Hard Disk and Tape Drive Electronics.  We sell integrated circuits for hard disk and tape drive solutions, which are used to store and retrieve data in personal computers, corporate network servers, archive/back-up devices and consumer electronics products such as digital video recorders, game consoles and digital media players. A disk drive contains physical media, one or more “platters” that store data, a motor that spins the media, drive heads that read data from and write data to the media and electronics that process the data and control the disk drive. Tape drives store data on magnetic tape and provide a high capacity, cost effective tiered data storage back-up solution.

Our TrueStore® family of storage electronics products includes systems-on-a-chip, read channels, pre-amplifiers, serial physical interfaces and hard disk controllers as well as custom firmware. These are the critical chips required to read, write and protect data. We offer products that can be used in a variety of hard disk applications, including hard drives intended for notebook computers, desktop computers and enterprise computers, and in tape drives.

A storage system-on-a-chip, or SoC, is an integrated circuit that combines the functionality of a read channel, serial interface, memory and a hard disk controller in a small, high-performance, low-power and cost-effective package.

Read channels convert analog signals that are generated by reading the stored data on the physical media into digital signals. Analog refers to a transmission technique employing a continuous signal that varies in amplitude, frequency or phase of the transmission. Digital refers to a method of transmitting, storing and processing data that uses distinct electronic or optical pulses to represent the binary digits 0 and 1. We also sell pre-amplifiers, or preamps, which are used to amplify the initial signal to and from the hard disk heads so the signal can be processed by the read channel. We provide similar technology for tape drives. Our hard disk controllers are used to control signal processing and communications functions within the disk drive.

Consumers are increasingly in need of more storage to manage their digital content — digital music, photographs and video. As disk drives reach a capacity ceiling using current horizontal recording techniques, which record data in one layer on the surface of the media, new techniques and electronics are being developed to increase the capacity of hard disks. One method to increase storage capacities is to use perpendicular recording, which stores data in multiple layers on the media. Over the last two fiscal years, we have introduced a number of storage integrated circuits that support both horizontal and perpendicular recording, with what we believe to be attractive performance characteristics compared to competing solutions.

Together, these TrueStore products are critical to determining the overall performance of hard disk and tape drive solutions.

Storage Interface Products.  We also offer solutions that make possible data transmission and storage between a host computer and peripheral devices such as magnetic and optical disk drives and disk and tape-based storage systems. These products include:

•	Storage Standard Products. Our standard product solutions include Fibre Channel; SAS; SATA; and small computer system interface, or SCSI, standard products, including host adapter integrated circuits for motherboard and adapter applications, SCSI and SAS expander integrated circuits, storage adapter boards and our own Fusion-MPTtm software drivers for these product families.

•	Storage Custom Solutions. We also offer custom solutions to customers who develop Fibre Channel and Fibre Channel over Ethernet storage area network, or SAN, switches and host adapters, storage systems, hard disk drives and tape peripherals. By leveraging our extensive experience in providing solutions for these applications, we have developed a full portfolio of high-speed interface intellectual property that is employed for custom solution platforms that provide a connection to the network, the SAN, memory and host buses. Using these pre-verified interfaces, our customers reduce development risk and achieve quicker time to market. Our intellectual property offerings include high performance SerDes cores supporting Fibre Channel, SAS, SATA, 10-Gigabit Ethernet, Gigabit Ethernet, Infiniband, SAS, Serial RapidIO and PCI-Express industry standards and a family of high-performance Fibre Channel, Ethernet, RapidIO, PCI-E, SAS and SATA protocol controllers.

Networking Products

We offer comprehensive solutions that allow networking service providers to deliver a variety of highly reliable communications services to homes, businesses and mobile users over Internet Protocol, or IP, networks. IP networks are packet based. In an IP network, packets of data that are part of the same telephone conversation or video program can be routed over different paths. Traditional telephone networks are circuit-based where all data packets follow the same dedicated path or circuit. Historically, the dedicated paths in circuit-based networks have provided greater reliability than packet-based networks, although at the cost of flexibility.

Our networking solutions are designed to enable IP networks to provide reliability similar to that of circuit-based networks and incorporate quality of service features that allow more critical data to receive priority over less critical data. For example, packets containing data about a television picture, where a delayed packet can mean a noticeable flaw in the picture, can be delivered before packets containing web-page data being downloaded to a personal computer, where a slight delay is less likely to be noticed.

Our networking portfolio includes solutions for carrier-managed gateways that would be used in residential, small office, home office and small-to-medium business applications. The portfolio also includes solutions for multi-service wired and wireless access systems found in carrier networks. Multi-service systems can handle traffic such as data and video in addition to voice. Our networking solutions include chips such as our network processors, digital signal processors, content-inspection processors, traffic shaping devices and physical layer devices as well as software, evaluation systems and reference designs.

Network Processors

Network processors are typically used in switching and routing systems to classify, prioritize and forward packets as they move through a carrier’s network. We offer network processors with the ability to handle a range of data throughputs, from 200 megabits per second up to 6 gigabits per second. Megabits and gigabits are units of measurement for data. A megabit is equal to approximately one million bits and a gigabit is equal to approximately 1,000 megabits. For example, our PayloadPlus® APP2200 family provides a lower cost solution intended for systems located between the customer’s premises and the carrier’s local central office, where data throughput demands are lower, but the need to prioritize the packets is still critical for all services to be delivered successfully. Our PayloadPlus APP600 is a higher throughput solution designed for use in systems that are closer to the core of a carrier’s IP network, where data throughput demands are higher.

Digital Signal Processors

Digital signal processors, or DSPs, transform analog signals into digitally-encoded bitstreams and perform advanced algorithms on these bitstreams. Our DSPs perform audio, video and speech signal processing, compression and transcoding and can be used in applications including Voice-over-IP, or VoIP, business and enterprise gateways, video delivery, media gateways and wired and wireless access network equipment.

Content Inspection Processors

Through the acquisition of Tarari, we enhanced our networking portfolio with a family of content-inspection processors, which are available as silicon chips, boards and software acceleration components designed for network equipment, appliance and server vendors. Our Tarari content inspection processors perform deep packet inspection at wire speeds, ranging from 100 megabits per second to over 10 gigabits per second. These products offload and accelerate applications such as anti-virus, anti-spam, intrusion prevention/detection systems, compliance, content-based routing and XML processing.

Network Traffic Aggregation and Framing Solutions

In addition to the networking products described above, we offer chips with supporting software that are designed for equipment used in metropolitan and wide area backbone telecommunications networks. That equipment can be used in both wired and wireless networks.

Broadband Aggregation Devices.  Broadband is a general term that refers to high-speed data transmission. Our broadband access integrated circuits, or mappers, support data transport between central offices and enterprise sites by aggregation and termination. Aggregation refers to the combining of many low-speed, or tributary, data signals from enterprises into higher speed, or trunk, data signals for transmission to a central office. Termination refers to the separation of trunk data signals into lower-speed, tributary data signals.

Our products support data transport for T-carrier data transport in North America. T-carrier is a digital transmission service from a common carrier. We support similar services worldwide. These services are referred to as J-carrier in Japan and E-carrier in Europe. T-carrier services such as T1 and T3 lines are widely used to create point-to-point networks for use by enterprises. T1 and T3 lines refer to different levels of T-carrier service that transmit data at 1.544 megabits per second and 44.736 megabits per second, respectively.

SONET/SDH Network Devices.  Synchronous optical networks, which are typically referred to as SONET, and synchronous digital hierarchy standard networks, or SDH, carry data, voice and video traffic through a network by combining lines carrying traffic at slower speeds with lines carrying traffic at higher speeds. This process is known as multiplexing, and involves directing traffic from the individual lines into designated time slots in the higher speed lines, and directing those lines into still higher speed lines. The SONET/SDH equipment that handles the directing of traffic into slower speed and faster speed lines is the add-drop multiplexer. Add-drop multiplexers handle the addition and removal of traffic from a SONET/SDH communication transmission. We offer single-chip integrated circuit solutions called framers, for add-drop multiplexing of data and voice traffic. In addition, our framers are used in high-speed routers within optical networks. A router is an interface, or link, between two networks.

Personal Connectivity Solutions

We sell high speed input/output products primarily to manufacturers of computers, peripheral equipment and communications equipment. Input/output refers to the transfer of data within and between computers; peripheral equipment, such as printers, scanners and digital cameras; and data networks. Our products support established connectivity and transmission standards known as Gigabit Ethernet, IEEE-1394, and Universal Serial Bus or USB.

In addition, we sell integrated circuits and associated software for modem products, primarily to leading manufacturers of personal computers, notebook computers, point-of-sale terminals, facsimile machines, multi-function printers, cable and satellite set-top boxes and other electronic equipment.

Other Networking Products

We also sell integrated circuits that are custom developed for our customers. These integrated circuits incorporate our vast storage and networking intellectual property or combine our intellectual property with the intellectual property of our customers or other third parties to create a customized solution for these customers. For some customers, we design and manufacture the integrated circuit while the key intellectual property belongs solely to our customers.

We believe that our systems-level knowledge and integrated circuit design methodologies allow us to turn our customers’ design concepts into a systems solution quickly and effectively. Our intellectual property gives our customers the flexibility to customize their products to meet their individual cost and performance objectives.

STORAGE SYSTEMS SEGMENT

We offer a broad line of open, modular storage products comprised of complete systems and sub-assemblies configured from modular components, such as our storage controller modules, disk drive enclosure modules, related management software and advanced data protection software for creating local and remote copies of critical data. The modularity of our products provides our original equipment manufacturer, or OEM, customers with the flexibility to integrate either our sub-assemblies with third-party components, such as disk drives, or software to form their own storage system products. Our modular product approach allows OEM customers to create highly customized storage systems that can then be integrated with value-added software and services and delivered as a complete, differentiated data storage solution to enterprises. In late 2006, we introduced a line of entry-level storage systems to complement our existing mid-level storage system offerings. In early 2007, we began offering software virtualization technology. This technology, which we obtained through the acquisition of StoreAge Networking Technologies Ltd. in November 2006, enables advanced data replication capabilities.

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

In addition, we offer a wide spectrum of direct-attach redundant array of independent disks, or RAID, solutions, spanning from integrated RAID in our storage IC and adapter products and our software-based RAID products to our MegaRAID® product family. Our MegaRAID products include integrated single-chip RAID-on-motherboard solutions and a broad family of PCI and PCI Express RAID controller boards featuring SATA and SAS interfaces, along with fully featured software and utilities for robust storage configuration and management.

We deliver our storage systems products to OEMs who independently resell or distribute OEM-branded products. The products sold by our OEM partners may be integrated by the OEM with value-added services, hardware and software and delivered as differentiated complete storage solutions to enterprises. We provide our OEM partners with training services to enhance their abilities to sell and support our products. After receiving our training services, most of our OEM partners independently market, sell and support our products, requiring limited ongoing product support from us. We also assist some of our OEM partners with additional resources that may provide tailored, account-specific education, training, technical support and sales and marketing assistance, allowing these partners to leverage our storage products and industry expertise.

Marketing and Distribution

Semiconductor Marketing and Distribution

The semiconductor industry is highly competitive and is characterized by rapidly changing technology, short product cycles and emerging standards. Our marketing strategy requires that we forecast trends in the evolution of product and technology development. We must then act upon this knowledge in a timely manner to develop competitively priced products offering superior performance or integration. As part of this strategy, we are active in the formulation and adoption of critical industry standards that influence the design specifications of our products.

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

Storage Systems Marketing and Distribution

We sell our storage systems products to our OEM customers who sell them worldwide under their own brand identities using their sales and distribution channels. We work closely with our OEM customers and tailor these relationships to meet the diverse needs and requirements of end customers worldwide. By selling products through our OEM customers and leveraging their brand marketing and worldwide sales channels, we are able to address more markets, reach a greater number of enterprises, and achieve better leverage of our sales and marketing expenditures.

Our marketing efforts are designed to support our OEM customers with programs targeted at developing differentiated go-to-market strategies and increasing sales effectiveness. Depending on the nature of our channel customer engagement, our marketing teams offer various levels of assistance in assessing and analyzing the competitive landscape, defining product strategy and roadmaps, developing product positioning and pricing, creating product launch support materials and assisting in closing the sales process. These marketing teams carefully coordinate joint product development and marketing efforts between our customers and us to ensure that we address and effectively target enterprise requirements. We maintain sales and marketing organizations in the United States and internationally in China, France, Germany, Italy, Japan, Singapore, Sweden and the United Kingdom.

Customers

In 2007, Seagate Technology accounted for approximately 19% and International Business Machines Corporation accounted for approximately 15% of our total revenues. No other customer accounted for more than 10% of our total revenues in 2007. We currently have a highly concentrated customer base as a result of our strategy to focus our marketing and sales efforts on select, large-volume customers. Our top 10 end customers in 2007, based on revenue, accounted for approximately 74% of our revenue. The loss of any of our significant customers, any substantial decline in sales to these customers, or any significant change in the timing or volume of purchases by our customers could result in lower revenues and could harm our business, financial condition or results of operations.

Manufacturing

Semiconductor Manufacturing

The semiconductor manufacturing process begins with wafer fabrication, where the design is transferred to silicon wafers through a series of processes, including photolithography, ion implantation, deposition of numerous films and the etching of these various films and layers. Each circuit on the wafer is tested in the wafer sort operation. The good circuits are identified and the wafer is then separated into individual die. Each good die is then assembled into a package that encapsulates the integrated circuit for protection and allows for electrical connection to a printed circuit board. The final step in the manufacturing process is final test, where the finished devices undergo stringent and comprehensive testing.

The wafer fabrication operation is very complex and costly, and the industry trend has been towards outsourcing all or a portion of this operation to silicon foundries located throughout the world. We have a joint venture, Silicon Manufacturing Partners, with Chartered Semiconductor Manufacturing Ltd., that provides some wafer fabrication services for us. All of our other wafer fabrication is performed by third-party foundries. Our primary foundry partners are Taiwan Semiconductor Manufacturing Corporation and Chartered Semiconductor.

We also use third-party suppliers to perform final assembly and test operations for us. In 2007, we sold Agere’s assembly and test facility in Thailand and we are in the process of transitioning assembly and test work performed at Agere’s facility in Singapore to third-party suppliers.

We believe that using third-party manufacturing services allows us to focus on product development and increases operational flexibility, both in terms of adjusting manufacturing capacity in response to customer demand and rapidly introducing new products. It also reduces our capital requirements as we do not need to spend large amounts to build and upgrade manufacturing facilities, particularly in the area of wafer fabrication, where facilities must be upgraded periodically and each upgrade tends to cost significantly more than the preceding upgrade.

Storage Systems Manufacturing

We use third-party suppliers for standard components, such as disk drives and standard computer processors, which are designed and incorporated into our products. Additionally, we outsource the manufacturing of the majority of our product components, such as printed circuit boards, in order to take advantage of quality and cost benefits afforded by using third-party manufacturing services. We also use third-party suppliers to assemble and test our storage systems products. Although we currently have a manufacturing facility in Wichita, Kansas at which we assemble and test complete storage systems and sub-assemblies, we are transitioning the work performed there to third-party suppliers.

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

Backlog

Semiconductor Backlog

In the Semiconductor segment, we generally do not have long-term volume purchase contracts with our customers. Instead, customers place purchase orders that are subject to acceptance by us. The timing of the design activities for which we receive payment and the placement of orders included in our backlog at any particular time is generally within the control of the customer. For example, there could be a significant time lag between the commencement of design work and the receipt of a purchase order for the units of a developed product. Also, customers may from time to time revise delivery quantities or delivery schedules to reflect their changing needs. For these reasons, we do not believe that our backlog as of any particular date is a meaningful indicator of future annual sales.

Storage Systems Backlog

Due to the nature of our business, we maintain relatively low levels of backlog in the Storage Systems segment. Consequently, we believe that backlog is not a good indicator of future sales, and our quarterly revenues depend largely on orders booked and shipped within the same quarter. Because lead times for delivery of our products are relatively short, we must build in advance of orders. This subjects us to certain risks, most notably the possibility that expected sales will not materialize, leading to excess inventory, which we may be unable to sell to our customers.

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

Our competitors in the Semiconductor segment include Adaptec, Inc., Broadcom Corporation, Freescale, Inc., International Business Machines Corporation, Marvell Technology Group, Ltd., NEC Corporation, NetLogic Microsystems, Inc., NXP Semiconductors, PMC-Sierra, Inc., STMicroelectronics N.V. and Texas Instruments, Inc.

The principal competitive factors in the semiconductor industry include:

•	design capabilities;

•	differentiating product features;

•	product performance characteristics;

•	time to market;

•	price;

•	breadth of product line;

•	customer support;

•	logistics and planning systems; and

•	utilization of emerging industry standards.

While we believe we are competitive on the basis of all the factors listed above, we believe some of our competitors compete more favorably on the basis of price and on delivering products to market more quickly. However, we feel we are particularly strong in offering integrated solutions, our broad product lines, our customer support and our logistics and planning systems. In addition, existing suppliers tend to have an advantage when competing for designs, which can make it difficult for us to win designs at new customers, even if we compete favorably on the factors identified above.

The markets into which we sell our semiconductor products are subject to severe price competition. We expect to continue to experience declines in the selling prices of our semiconductor products over the life cycle of each product. In order to offset or partially offset declines in the selling prices of our products, we continually strive to reduce the costs of products through product design changes, manufacturing process changes, yield improvements and procurement of wafers from outsourced manufacturing partners.

Storage Systems Competitors

The market for our storage system products is highly competitive, rapidly evolving and subject to changing technology, customer needs and new product introductions. We compete with products from storage system and component providers such as Adaptec, Inc., Dot Hill Systems Corporation, Infortrend Technology Inc., XIOtech Corporation, and Xyratex Group Limited. We also compete with the internal storage divisions of existing and potential OEM customers, with large well-capitalized storage system companies such as EMC Corporation, Hitachi Data Systems and Network Appliance, Inc. and with newer competitors such as such as 3Par Inc., Compellent Technologies Inc. and ISILON Systems Inc.

The principal competitive factors for storage system products include:

•	features and functionality;

•	product performance and price;

•	reliability, scalability and data availability;

•	interoperability with other server, storage networking and storage system platforms;

•	interoperability with industry applications, including database, email, and internet content delivery systems;

•	support for emerging industry and customer standards;

•	levels of training, marketing and customer support;

•	level of easily customizable features;

•	quality and availability of supporting software;

•	quality of system integration; and

•	technical services and support.

Our ability to remain competitive will depend largely upon our ongoing performance in the areas of product development and customer support. To be successful in the future, we believe that we must respond promptly and effectively to the challenges of technological change and our competitors’ innovations by continually enhancing our product offerings. We must also continue to aggressively recruit and retain employees highly qualified and technically experienced in hardware and software development in order to achieve and maintain industry leadership in product development and support.

Patents, Trademarks and Licenses

We own or have rights to a number of patents, trademarks, copyrights, trade secrets and other intellectual property directly related to and important to our business. As of December 31, 2007, we had approximately 10,600 U.S. patents and patent applications and a number of related foreign patents and patent applications. These patents include patents related to the following technologies:

•	Integrated circuit and optoelectronic manufacturing processes;

•	A number of technologies related to storage systems;

•	Consumer electronics products such as digital cameras, digital audio players, DVD players, digital televisions and personal computers;

•	Modems, digital signal processors, wireless communications, network processors and communication protocols; and

•	Optoelectronic products including lasers, optical modulators, optical receivers and optical amplifiers.

We have patents of all ages ranging from pending applications, which will have a duration of 20 years from their filing dates, through patents soon to expire.

We indemnify our customers for some of the costs and damages of patent infringement in circumstances where our product is the primary factor creating the customer’s infringement exposure. We generally exclude coverage where infringement arises out of the combination of our products with products of others.

We protect our products and processes by asserting our intellectual property rights where appropriate and prudent. We also obtain licenses to patents, copyrights and other intellectual property rights used in connection with our business when practicable and appropriate.

Companies in the technology industry are often subject to claims of intellectual property infringement. You can find information about the impact of these types of claims in Item 1A — “Risk Factors.” You can also find information about several legal proceedings against us that involve intellectual property claims in Note 14 to our financial statements in Item 8.

Research and Development

Our industry experiences rapid change and we must continually develop new products to remain competitive. Our research and development expenditures were $655 million, $413 million and $400 million for fiscal 2007, 2006 and 2005, respectively. Our research and development expenditures increased significantly in 2007 as a result of the Agere Systems acquisition. We anticipate that we will continue to make significant research and development expenditures to maintain our competitive position with a continuing flow of innovative products and technology.

Working Capital

Information about our working capital practices is included in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the heading “Financial Condition, Capital Resources and Liquidity” and is incorporated herein by reference.

Environmental Regulation

Federal, state and local regulations, in addition to those of other nations, impose various environmental controls on the use and discharge of certain chemicals and gases used in semiconductor and storage product processing. Our facilities have been designed to comply with these regulations through the implementation of environmental, health and safety management systems. We offer products that comply with the requirements of the European Union Restriction of Hazardous Substances Directive 2002/95/EC (RoHS Directive) that was implemented on July 1, 2006 and other international electronic equipment environmental regulations. While to date we have not experienced any material adverse impact on our business from environmental regulations, such regulations might be adopted or amended so as to impose expensive obligations on us in the future. In addition, violations of environmental regulations or impermissible discharges of hazardous substances could result in:

•	the need for additional capital improvements to comply with such regulations or to restrict discharges;

•	liability to our employees and/or third parties; and/or

•	business interruptions as a consequence of permit suspensions or revocations or as a consequence of the granting of injunctions requested by governmental agencies or private parties.

Employees

As of December 31, 2007, we had 6,193 full-time employees.

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

Seasonality

Our business is largely focused on the information technology industry. Due to seasonality in this industry, we typically expect to see stronger revenues in the second half of the year.

Item 1A.	Risk Factors

Set forth below are risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements in this report and other public statements we make.

We depend on a small number of customers. The loss of, or a significant reduction in revenue from, any of these customers would harm our results of operations.

A limited number of customers accounts for a substantial portion of our revenues. In 2007, Seagate and IBM, our two largest customers, represented approximately 19% and 15%, respectively, of our total revenues. If any of our key customers reduced significantly or canceled its orders, our business and operating results could be significantly harmed. Because many of our products have long product design and development cycles, it may be difficult for us to replace key customers that reduce or cancel their existing orders. In addition, we may not win new product designs from major customers, major customers may make significant changes in scheduled deliveries, or major customers may decide to pursue the internal development of the products we sell to them, and our business and results of operations may be seriously harmed if any of these events were to occur.

If we fail to keep pace with technological advances, or if we pursue technologies that do not become commercially accepted, customers may not buy our products and our results of operations may be harmed.

The industry segments in which we operate are characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements, short product cycles and evolving industry standards. We believe that our future success will depend, in part, on our ability to improve on existing technologies and to develop and implement new ones, as well as on our ability to adopt and implement emerging industry standards in a timely manner and to adapt products and processes to technological changes. If we fail to make sufficient investments in research and development programs in order to develop new and enhanced products and technologies, if we focus on technologies that do not become widely adopted, or if new technologies that we do not offer and that compete with our technologies become widely accepted, new technologies could reduce demand for our current and planned products.

In addition, the emergence of markets for integrated circuits may be affected by factors beyond our control. In particular, products are designed to conform to current specific industry standards. Our customers may not adopt or continue to follow these standards, which would make our products less desirable to customers, and could negatively affect sales. Also, competing standards may emerge that are preferred by our customers, which could reduce sales and require us to make significant expenditures to develop new products. To the extent that we are not able to adapt effectively and expeditiously to new standards, our business may be harmed.

We operate in intensely competitive markets, and our failure to compete effectively would harm our results of operations.

We derive significant revenue from the sale of integrated circuits as well as storage systems. These industries are intensely competitive, and competition may increase as existing competitors enhance their product offerings and as new participants enter the market. Our competitors include many large domestic and foreign companies that have substantially greater financial, technical and management resources than us. Several major diversified electronics companies offer products that compete with our products. Other competitors are specialized, rapidly growing companies that sell products into the same markets that we target. Some of our customers may also design and manufacture products internally that compete with our products. We can not provide any assurances that the price and performance of our products will be superior relative to the products of our competitors.

Increased competition may harm our revenues and margins. For example, competitors with greater financial resources may be able to offer lower prices than us, or they may offer additional products, services or other incentives that we may not be able to match. Competitors may be better able than us to respond quickly to new technologies and may undertake more extensive marketing campaigns than we do. They may also make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their market share. In addition, competitors may sell commercial quantities of products before we do, establishing a market position that we may not be able to overcome once we introduce similar products in commercial quantities. If we are unable to develop and market competitive products on a timely basis, we will likely fail to maintain or expand our market share and our revenues will likely decline.

We may fail to realize benefits expected from our merger with Agere, which could harm our stock price.

We acquired Agere with the expectation that, among other things, we would be able to leverage our research and development, patents and services across a larger base, and to become a stronger and more competitive company. We have achieved some of these benefits; however, there are some benefits that we have not yet achieved and hope to achieve in the future, for example cost savings and operational efficiencies that we expect to experience when we migrate to a single enterprise resource planning, or ERP, system. We can give no assurance that we will achieve any of these benefits or any other additional benefits from the merger. Our ability to achieve any further benefits from the merger will depend in part upon our continuing to meet the ongoing challenges inherent in the successful combination and integration of global business enterprises of the size and scope of LSI and Agere.

Customer orders and ordering patterns can change quickly, making it difficult for us to predict our revenues and making it possible that our actual revenues may vary materially from our expectations, which could harm our results of operations and stock price.

We sell a significant amount of product pursuant to purchase orders that customers may cancel or defer on short notice without incurring a significant penalty. In addition, the period of time between order and product shipment can be very short. If customers reduce the rate at which they place new orders, whether because of changing market conditions for their products or other reasons, or if they cancel or defer previously placed orders, the impact on our revenue can occur quickly and could cause us to experience revenues that are lower than we may have indicated in any forecast of our future revenue that we may have made publicly. Reductions in new order rates as well as cancellations or deferrals of existing orders could also cause us to hold excess inventory, which could adversely affect our results of operations.

We depend increasingly on outside suppliers to manufacture, assemble, package and test our products; accordingly, any failure to transition successfully our manufacturing, assembly, packaging and test operations to suppliers, to secure and maintain sufficient manufacturing capacity or to maintain the quality of our products could harm our business and results of operations.

We depend to a large extent on third-party foundries to manufacture integrated circuits for us. We also depend increasingly on outside suppliers to assemble and test many of our semiconductor products and to assemble our storage systems products. As such, we face the following risks:

•	a supplier may be unwilling to devote adequate capacity to the production of our products or may be unable to produce our products;

•	a supplier may fail to develop, or may discontinue, manufacturing methods appropriate for our products;

•	manufacturing costs may be higher than planned;

•	product reliability may decline;

•	a manufacturer may not be able to maintain continuing relationships with suppliers; and

•	we may have reduced control over delivery schedules, quality, manufacturing yields and costs of products.

The ability of an independent foundry to provide us with integrated circuits is limited by its available capacity and existing obligations. We generally do not enter into contracts to reserve foundry capacity. Availability of foundry capacity has in the recent past been reduced from time to time due to strong demand and may not be available when needed at reasonable prices. If foundry capacity is limited, it is possible that one of our foundries may allocate capacity to the production of other companies’ products. This reallocation could impair our ability to obtain sufficient wafers. We may also use a second foundry for a particular product when capacity at the main foundry is limited, but the cost of integrated circuits at the second foundry may be higher, which would reduce our margins.

To the extent that we rely on outside suppliers to manufacture or assemble and test our products, we may have a reduced ability to control directly product delivery schedules and quality assurance. This lack of control may result in product shortages or quality assurance problems that could delay shipments of products or increase manufacturing, assembly, testing or other costs. In addition, if these outside suppliers are unable to obtain sufficient raw materials in a timely manner, we may experience product shortages or delays in product shipments, which could harm our customer relationships and results of operations.

If any of our manufacturing suppliers experiences capacity constraints, encounters financial difficulties, or experiences any other major disruption of its operations, we may need to qualify an alternate supplier, which may take several months and could result in delays in product shipments. These delays could cause our customers to seek alternate suppliers, which could adversely impact our business.

As a result of all of these factors and risks, and although we carefully monitor and plan for capacity and other issues, we can not provide any assurances that we can obtain products from our suppliers on a timely basis or at reasonable prices.

We are in the process of transitioning semiconductor assembly and test operations in Singapore and our storage systems manufacturing operations in Wichita, Kansas to third-party suppliers. If a disruption in production occurs because of these transitions, we may sell fewer products and our revenue and results of operations would be affected.

Failure to qualify our semiconductor products or our suppliers’ manufacturing lines with key customers could harm our business and results of operations.

Some customers will not purchase any products, other than limited numbers of evaluation units, until they qualify the products or the manufacturing line for the product. We may not always be able to satisfy the qualification requirements of these customers. Delays in qualification may cause a customer to discontinue use of non-qualified products and result in a significant loss of revenue.

Any defects in our products could harm our reputation, customer relationships and results of operations.

Our products may contain undetected defects, errors or failures, which may not become apparent until the products are deployed in commercial applications and other equipment. Consequently, customers may discover errors after the products have been deployed. The occurrence of any defects, errors or failures could result in:

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

As part of our integration efforts with Agere, we intend to transition Agere’s operation to our enterprise resource planning system. Any issues that may arise with this transition could interfere with our business and harm our operating results or our ability to produce accurate and timely financial statements.

We have commenced a project to consolidate our business onto a single global ERP system. Agere’s business utilizes a different ERP system than the system we have used historically. To streamline operations, we are in the process of converting Agere’s business to our ERP system. Converting Agere’s business processes, data and applications is a complex and time-consuming task. During this transition period, we are exposed to the possibility that we may not combine information correctly from the two systems, impacting our financial statements or our planning processes.

Although we are planning the conversion carefully and expect to perform extensive testing before the actual conversion, it is possible that we may not convert all information or processes correctly or that some other problem could arise. Any problems that arise could impair our ability to process customer orders, ship products, provide services and support to our customers, bill and track orders, fulfil contractual obligations, file reports with the Securities and Exchange Commission in a timely manner and otherwise run our business. Even if we do not encounter these adverse effects, the transition to a single ERP system may be much more costly than we anticipated, which would adversely affect our future operating results.

We may be subject to intellectual property infringement claims and litigation, which could cause us to incur significant expenses or prevent us from selling our products.

As is typical in the semiconductor industry, we are frequently involved in disputes regarding patent and other intellectual property rights. We have in the past received, and we may in the future receive, communications from third parties asserting that our products, processes or technologies infringe on the patent or other intellectual property rights of third parties, and we may also receive claims of potential infringement if we attempt to license intellectual property to others. Intellectual property litigation, regardless of the outcome, may be costly and time consuming, and may divert the attention of management and key personnel from other business issues. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements. We may not be able to obtain royalty or license agreements on acceptable terms. If any of our products or intellectual property infringes on valid rights held by others our results of operations or financial position may suffer and we may have to make material changes in production processes or products.

If we are unable to protect or assert our intellectual property rights, our business and results of operations may be harmed.

Our future success will depend, in part, upon our ability to protect and assert our intellectual property rights. We will rely primarily on patent and other intellectual property laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. It is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose proprietary technologies and processes, despite our efforts to protect them.

While we hold a significant number of patents, we can give you no assurance that any additional patents will be issued. Even if new patents are issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing patents, and any future patents issued to us, may be challenged, invalidated or circumvented, or changes in law may result in us having less protection than we may have experienced historically. As such, any rights granted under these patents may not provide us with meaningful protection. We may not have foreign patents or pending applications corresponding to our U.S. patents and applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

If our patents do not adequately protect our technology, competitors may be able to offer products similar to our products more easily. Our competitors may also be able to develop similar technology independently or design around our patents. Some or all of our patents have in the past been licensed and likely will in the future be licensed to certain of our competitors through cross-license agreements.

A decline in the revenue that we derive from the licensing of intellectual property could have a significant impact on our net income.

The revenue we generate from the licensing of our intellectual property has a higher gross margin compared to the revenue we generate from the sale of other products. Although we derive a relatively small percentage of our total revenue from the licensing of intellectual property, a decline in this licensing revenue would have a greater impact on our profitability than a similar decline in revenues from the sale of our other products. Our licensing revenue tends to come from a limited number of transactions and the failure to complete one or more transactions in a quarter could have a material adverse impact on our revenue and profitability.

We are exposed to legal, business, political and economic risks associated with our international operations.

We derive, and we expect to continue to derive, a substantial portion of our revenue from sales of products shipped to locations outside of the United States. In 2007, approximately 67% of our total revenue was derived from sales outside the United States. In addition, we manufacture a significant portion of our products outside of the United States and we rely on non-U.S. suppliers for many parts and services. Operations outside of the United States are subject to a number of risks and potential costs that could harm our business and results of operations, including:

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

We use indirect channels of product distribution over which we have limited control.

Although we have in the past sold our storage systems products directly to end customers, we have discontinued this practice and now sell only to other companies that may or may not add features or functionality to our products before reselling them to end customers. We also sell some of our semiconductor products through distributors. A deterioration in our relationships with our distributors or resellers, or a decline in their business, could harm our operating results. In addition, as our business grows, our reliance on indirect channels of distribution may increase. We may not successfully maintain or expand these indirect channels of distribution, and our failure to do so could result in the loss of sales opportunities. Furthermore, our reliance on indirect channels of distribution may reduce visibility with respect to future business opportunities, thereby making it more difficult to forecast orders.

Our failure to attract, retain and motivate key employees could harm our business.

In some of our fields of operation, there are only a limited number of people in the job market who possess the requisite skills. In the past we have experienced difficulty in identifying and hiring sufficient numbers of qualified engineers in parts of our business as well as in retaining employees. The loss of the services of any key personnel or our inability to hire new personnel with the requisite skills could restrict our ability to develop new products or enhance existing products in a timely manner, to sell products to our customers or to manage our business effectively.

We may engage in acquisitions and strategic alliances, which may not be successful and could harm our business and operating results.

We expect to continue to explore strategic acquisitions that build upon or expand our library of intellectual property, human capital and engineering talent, and increase our ability to address the needs of our customers. For example, in 2007, in addition to our merger with Agere, we acquired SiliconStor, a privately held company that provided silicon solutions for enterprise storage networks, and Tarari, a privately-held maker of silicon and software that provides content and application awareness in packet and message processing. Mergers and acquisitions of high-technology companies have inherent risks. No assurance can be given that our previous acquisitions or future acquisitions will be successful and will not harm our business and operating results. In addition, we may make investments in companies, products and technologies through strategic alliances and otherwise. If these investments are not successful, our results of operation may suffer.

The semiconductor industry is highly cyclical, which may cause our operating results to fluctuate.

We operate in the highly cyclical semiconductor industry. This industry is characterized by wide fluctuations in product supply and demand. In the past, the semiconductor industry has experienced significant downturns, often in connection with, or in anticipation of, excess manufacturing capacity worldwide, maturing product cycles and declines in general economic conditions. Even if demand for our products remains constant, a lower level of available foundry capacity could increase our costs, which would likely have an adverse impact on our results of operations.

Our operations and our suppliers’ operations are subject to natural disasters and other events outside of our control that may disrupt our business and harm our operating results.

Our operations and those of our suppliers are subject to natural disasters and other events outside of our control that may disrupt our business and harm our operating results. For example, a widespread outbreak of an illness such as avian influenza, or bird flu, or severe acute respiratory syndrome, or SARS, could harm our operations and those of our suppliers as well as decrease demand from customers. We have operations in Singapore, Thailand and China, countries where outbreaks of bird flu and/or SARS have occurred. Also, we have substantial operations in parts of California that have experienced major earthquakes and in parts of Asia that have experienced both typhoons and earthquakes. If our operations or those of our suppliers are curtailed because of health issues or natural disasters, our business may be disrupted and we may need to seek alternate sources of supply for manufacturing or other services. Alternate sources may not be available, may be more expensive or may result in delays in shipments to customers, which would affect our results of operations. In addition, a curtailment of design operations could result in delays in the development of new products. If our customers’ businesses are affected by health issues or natural disasters, they might delay or reduce purchases, which could harm our business and results of operations.

We are subject to various environmental laws and regulations that could impose substantial costs on us and may harm our business.

Our business is subject to various environmental laws and regulations. For example, countries have begun to require companies selling a broad range of electrical equipment to conform to regulations such as the Waste Electrical and Electronic Equipment directive and the Restriction of Hazardous Substances directive. Environmental standards such as these could require us to redesign our products in order to comply with the standards and require the development of compliance administration systems. Redesigned products could be more costly to manufacture or require more costly or less efficient raw materials, making our products more costly or less desirable. In addition, under certain environmental laws, we could be held responsible, without regard to fault, for costs relating to any contamination at our past facilities and at third party waste disposal sites. We could also be held liable for consequences arising out of human exposure to such substances or other environmental damage. If we cannot develop compliant products on a timely basis or properly administer our compliance programs, our revenues may also decline due to lower sales, which may harm our business.

Our stockholder rights plan and Delaware law contain provisions that may inhibit potential acquisition bids, which may harm our stock price, discourage merger offers or prevent changes in our management.

We have a stockholder rights plan that could dilute the ownership interest of a potential acquirer in a transaction that our board of directors has not approved. In addition, our board has the authority to issue preferred stock and to determine the rights, preferences, privileges and restrictions, including voting rights, of the shares without any further vote or action by our stockholders. If we issue any of these shares of preferred stock in the future, the rights of stockholders of our common stock may be negatively affected. Although we have no current plans to issue shares of preferred stock, if we issue preferred stock, a change of control of our company could be delayed, deferred or prevented. Furthermore, Section 203 of the Delaware General Corporation Law restricts certain business combinations with any “interested stockholder” as defined by that statute.

These provisions are designed to encourage potential acquirers to negotiate with our board of directors and give our board an opportunity to consider various alternatives to increase stockholder value. These provisions are also intended to discourage certain tactics that may be used in proxy contests. However, the potential issuance of preferred stock, the restrictions in Section 203 of the Delaware General Corporation Law and our stockholder rights plan could discourage potential acquisition proposals and could delay or prevent a change in control, which may adversely affect the market price of our stock. These provisions and plans may also have the effect of preventing changes in our management or board of directors.

Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s attention and resources.

In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies in the technology industry are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. Our stock has experienced substantial price volatility in the past. This may be a result of quarterly variations in our results of operations, the published expectations of security analysts and announcements by us and our competitors as well as general economic conditions and our stock price may continue to experience substantial volatility. Accordingly, we may in the future be the target of securities litigation. Any securities litigation could result in substantial costs and could divert the attention and resources of our management.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease office space in several buildings in Milpitas, California for our corporate headquarters, administration and engineering offices. We also own a 600,000 square foot office complex in Allentown, Pennsylvania that we use for administration and engineering offices. We have leased out approximately 69,000 square feet of space in that facility in connection with the sale of our mobility business.

In our Storage Systems business, we own our manufacturing, engineering and executive office site in Wichita, Kansas, which includes approximately 330,000 square feet of space.

We also own approximately 170,000 square feet of sales and engineering office space in Fort Collins, Colorado and approximately 180,000 square feet of sales and engineering office space in Colorado Springs, Colorado. These facilities are used by both our Semiconductor segment and our Storage Systems segment.

We own or lease additional space in the United States and in various other countries, and use that space for sales, marketing, engineering, general corporate and assembly and test purposes.

We believe that our existing facilities and equipment are well maintained, in good operating condition, suitable for our operations and are adequate to meet our current requirements.

Item 3.	Legal Proceedings

This information is included in Note 14 (“Commitments, Contingencies And Legal Matters”) to our financial statements in Item 8 and is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2007, no matter was submitted to a vote of our security holders.

Executive Officers of LSI

Set forth below is information about our executive officers.

Name	Age	Position

Abhijit Y. Talwalkar	43	President and Chief Executive Officer
Philip G. Brace	37	Senior Vice President, Corporate Planning and Marketing
Philip W. Bullinger	43	Executive Vice President, Engenio Storage Group
Jon R. Gibson	62	Vice President, Human Resources
Bryon Look	54	Executive Vice President and Chief Financial Officer
Andrew Micallef	43	Executive Vice President, Worldwide Manufacturing Operations
Jean F. Rankin	49	Executive Vice President, General Counsel and Secretary
D. Jeffrey Richardson	43	Executive Vice President, Network and Storage Products Group
Flavio Santoni	49	Executive Vice President, Server and Storage Customer Sales
Claudine Simson	54	Executive Vice President, Chief Technology Officer
Ruediger Stroh	45	Executive Vice President, Storage Peripherals Group

Mr. Talwalkar has been our President and Chief Executive Officer and a member of our Board of Directors since May 2005. Prior to joining LSI, Mr. Talwalkar was employed by Intel Corporation, a microprocessor manufacturer. At Intel, he was Corporate Vice President and Co-general Manager of the Digital Enterprise Group from January 2005 until May 2005, Vice President and General Manager of Intel’s Enterprise Platform Group from May 2004 to January 2005, and Vice President and General Manager of Intel’s Platform Products Group, within Intel’s Enterprise Platform Group, from April 2002 through May 2004. Mr. Talwalkar also served as Vice President and Assistant General Manager of Intel’s Enterprise Platform Group from June 2001 to March 2002.

Mr. Brace has been our Senior Vice President, Corporate Planning and Marketing, since he joined LSI in August 2005. From 1993 though August 2005, Mr. Brace held a number of marketing, sales and applications engineering positions at Intel.

Mr. Bullinger has been the leader of our Storage Systems business since August 2005. From September 2001, through August 2005, he served as Vice President and General Manager of our RAID Storage Adapters division. He joined LSI in 1998, following LSI’s acquisition of Symbios, Inc., a storage company, and served as Director of Product Development until August 2001.

Mr. Gibson has been the leader of our Human Resources organization since November 2001. Between 1984 and 2001, he held a number of managerial positions in our Human Resources organization.

Mr. Look has been Executive Vice President and Chief Financial Officer since November 2000. Between March 1997 and November 2000, he was our Vice President, Corporate Development and Strategic Planning. Prior to joining LSI, he was manager of business development in Hewlett-Packard’s corporate development department.

During a 21-year career at Hewlett-Packard, Mr. Look held a variety of management positions in finance and research and development.

Mr. Micallef has been in charge of our manufacturing, real estate and supply chain operations since April 2007. Mr. Micallef joined LSI in April 2007 following our acquisition of Agere Systems. At Agere, he held a number of senior management positions in manufacturing and supply chain operations from 2000 through April 2007.

Ms. Rankin has been our Executive Vice President, General Counsel and Secretary since April 2007. Ms. Rankin joined LSI in 2007 following the acquisition of Agere Systems. At Agere, she had been Executive Vice President, General Counsel and Secretary since 2000.

Mr. Richardson has been the leader of our Network and Storage Products Group since April 2007. That group includes our Networking and Storage Interfaces businesses. From September 2005 through April 2007, he was the leader of our Custom Solutions Group, and from June 2005 through September 2005, he lead our Corporate Strategy function. From 1992 through June 2005, he held a variety of management positions at Intel, including positions as Vice President of the Digital Enterprise Group and General Manager of the Server Platform Group from February 2005 through June 2005 and General Manager of Intel’s Enterprise Platforms and Services Division from June 2001 to January 2005. From January 1999 to June 2001, he was Director of Product Development of Intel’s Enterprise Platforms and Services Division.

Mr. Santoni has been the leader of our Storage Systems sales organization since October 2006. From February 2001 through October 2006, he held a number of senior sales and marketing positions for our Storage Systems business. Before joining LSI in 2001, Mr. Santoni was Executive Vice President and Chief Operating Officer at Sutmyn Storage Corporation and held various senior management positions with Memorex Telex in the United States, United Kingdom and Italy.

Dr. Simson has been our Chief Technology Officer since April 2007. From 2003 through 2006, she was chief technology officer at Motorola, Inc.’s Semiconductor Products Sector and its spin-off, Freescale Semiconductor, a supplier of semiconductors. Prior to joining Motorola, Dr. Simson held senior executive positions at Nortel Networks over a 23-year period, including general manager of Nortel’s semiconductor business and vice president in charge of all technology research. Dr. Simson was inducted into the Hall of Fame of Women in Technology International in 1999 and is a Fellow of the Royal Society of Canada (Academy of Science) and a Distinguished Fellow of the Fields Institute. She was named Chevalier de l’Ordre National du Mérite by the President of France in 1998, honoring her contributions to the worldwide advancement of science and technology. Since November 2006, she has served on the Board of Directors of Verigy, Inc., a spin-off from Agilent Technologies. Since November 2007, she has served on the Board of Directors of the Alliance for Telecommunications Industry Solutions (ATIS), a United States-based body that develops and promotes technical and operations standards for the communications and related information technologies industry worldwide.

Mr. Stroh has been the leader of our Storage Products Group since April 2007. That group includes our hard disk and tape drive electronics business. Before joining LSI following the Agere acquisition, Mr. Stroh was the head of Agere’s Storage group from November 2005 until April 2007. Since August 2004, he has been a director, and from August 2004 until November 2005, he was Chief Executive Officer, of Intematix Inc., a nano and thin film materials design and manufacturing company. From November 2003 to November 2005, he was an active principal of RST Partners, a technology consulting firm. From February 2003 through November 2003, he was President and Chief Executive Officer and a director of Trebia Networks Inc., a storage area networking chipset company. From April 2001 to January 2003, Mr. Stroh was President and Chief Executive Officer of Systemonic AG, a wireless local area networking chipset company. Prior to that, he held a number of management positions at Infineon Technologies Corporation, including General Manager and Senior Vice President of the Storage Business Unit as well as the Consumer and DataComm Business Unit.

Officers are not elected for a fixed term of office but hold office until their successors have been elected. There are no family relationships among the executive officers and directors of LSI.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our stock trades on the New York Stock Exchange under the symbol “LSI.” In May 2007, our Chief Executive Officer submitted to the Exchange an annual certification stating that he was not aware of any violations of the Exchange’s corporate governance listing standards.

The table below shows the high and low sales prices for our common stock for each quarter during our last two full fiscal years, as reported in the consolidated transaction reporting system.

	2007	2006
	High — Low	High — Low

First Quarter	$10.67 — 8.78	$11.81 — 7.96
Second Quarter	$10.68 — 7.40	$11.79 — 8.41
Third Quarter	$8.37 — 5.99	$9.17 — 7.41
Fourth Quarter	$7.80 — 5.06	$11.08 — 8.01

At February 20, 2008, there were 362,300 holders of record of our common stock. We believe that we have a greater number of additional stockholders who own their shares through brokerage firms and other nominees.

We have never paid cash dividends on our common stock. It is presently our policy to reinvest our earnings, and we do not currently anticipate paying any cash dividends to stockholders in the foreseeable future.

Issuer Purchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total Number		Shares (or Units)	Value) of Shares (or
	of Shares	Average Price	Purchased as Part of	Units) that May Yet
	(or Units)	Paid per Share	Publicly Announced	Be Purchased Under
Period	Purchased	(or Unit)	Plans or Programs	the Plans or Programs

October 1 — October 31, 2007	6,250,000	$6.61	6,250,000	$409,561,970
November 1 — November 30, 2007	22,620,700	$6.30	22,620,700	$267,069,888
December 1 — December 31, 2007	6,500,000	$5.82	6,500,000	$229,247,788

Total	35,370,700	$6.27	35,370,700

On August 20, 2007, we announced that our Board of Directors had authorized the repurchase of up to $500 million of our common stock. The repurchases reported in the table above were all pursuant to this authorization.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on our common stock to that of the S&P 500 Index, the S&P 500 Semiconductors Index and the Philadelphia Semiconductor Index. The graphs assume that a $100 investment was made in our common stock and each of the indices at December 31, 2002, and that dividends, if any, were reinvested in all cases except for the Philadelphia Semiconductor Index. In previous years, we have used the Philadelphia Semiconductor Index in our performance graphs. We are switching the comparison from the Philadelphia Semiconductor Index to the S&P 500 Semiconductors Index because of the difficulty of assuming the reinvestment of dividends in the Philadelphia Semiconductor Index. The stock price performance shown on the graphs is not necessarily indicative of future price performance.

	Dec 31, 2002	Dec 31, 2003	Dec 31, 2004	Dec 31, 2005	Dec 31, 2006	Dec 31, 2007
LSI Corporation	$100	$153.73	$94.97	$138.65	$155.98	$92.03
S&P 500 Index	$100	$128.68	$142.69	$149.70	$173.34	$182.86
S&P 500 Semiconductors Index	$100	$197.49	$156.24	$175.24	$159.62	$178.74
Philadelphia Semiconductor Index	$100	$187.74	$151.34	$172.14	$159.60	$171.98

Item 6.	Selected Financial Data

Five-Year Consolidated Summary

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

Revenues	$2,603,643	$1,982,148	$1,919,250	$1,700,164	$1,693,070
Cost of revenues	1,699,785	1,158,983	1,150,042	1,039,804	1,092,663

Gross profit	903,858	823,165	769,208	660,360	600,407
Research and development	655,224	413,432	399,685	427,805	453,107
Selling, general and administrative	381,409	255,569	238,265	245,460	239,319
Restructuring of operations and other items, net	148,121	(8,427)	119,052	423,444	180,597
Goodwill and intangible impairment charges	2,021,463	—	—	—	—
Acquired in-process research and development	188,872	4,284	—	—	—

(Loss)/income from operations	(2,491,231)	158,307	12,206	(436,349)	(272,616)
Interest expense	(31,020)	(24,263)	(25,283)	(25,320)	(30,703)
Interest income and other, net	46,762	51,277	34,000	22,170	18,933

(Loss)/income before income taxes and minority interest	(2,475,489)	185,321	20,923	(439,499)	(284,386)
Provision for income taxes	11,326	15,682	26,540	24,000	24,000

(Loss)/income before minority interest	(2,486,815)	169,639	(5,617)	(463,499)	(308,386)
Minority interest in net income of subsidiary	4	1	6	32	161

Net (loss)/income	$(2,486,819)	$169,638	$(5,623)	$(463,531)	$(308,547)

Basic net (loss)/income per share	$(3.87)	$0.43	$(0.01)	$(1.21)	$(0.82)

Diluted net (loss)/income per share	$(3.87)	$0.42	$(0.01)	$(1.21)	$(0.82)

Year-end status:
Total assets	$4,396,390	$2,852,144	$2,796,066	$2,874,001	$3,447,901
Long-term obligations	$1,148,689	$429,400	$699,050	$859,545	$1,007,079
Stockholders’ equity	$2,484,996	$1,895,738	$1,627,950	$1,618,046	$2,042,450

Amortization of intangibles, which was previously reported as a separate component of operating expenses, has been reclassified to cost of revenues for 2003 through 2006 to conform to the current period presentation.

On April 2, 2007, we acquired Agere through the merger of Agere and a subsidiary of ours. The merger was accounted for as a purchase. Accordingly, the results of operations of Agere and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements from April 2, 2007.

For a discussion of charges for restructuring of operations, sale of business units and other items, see Note 2 to our financial statements in Item 8, which information is incorporated by reference in this Item 6. For a discussion of recent acquisitions, see Note 4 to our financial statements in Item 8.

We monitor the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. During the year ended December 31, 2007, we determined that based on the current market conditions in the semiconductor industry, the carrying amount of our goodwill was no longer recoverable. We recognized a goodwill impairment charge of $2,019.9 million in the Semiconductor segment. The fair value of the Semiconductor segment was estimated using the present value of estimated future cash flows. In addition, we recognized $1.6 million in charges for the impairment of certain amortizable intangible assets in the Semiconductor segment for the year ended December 31, 2007.

On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R) (“FAS 123R”), “Share-Based Payment,” using the modified prospective transition method. In accordance with the modified prospective transition method, we began recognizing compensation expense for all share-based awards granted on or after January 1, 2006, plus unvested awards granted prior to January 1, 2006. Under this method of implementation, no restatement of prior periods has been made.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s discussion and analysis should be read in conjunction with the other sections of this Form 10-K, including Part 1, “Item 1: Business”; Part II, “Item 6: Selected Financial Data”; and Part II, “Item 8: Financial Statements and Supplementary Data.”

OVERVIEW

We design, develop and market complex, high-performance semiconductors and storage systems. We provide silicon-to-system solutions that are used at the core of products that create, store, consume and transport digital information. We offer a broad portfolio of capabilities including custom and standard product integrated circuits used in hard disk drives, high-speed communication systems, computer servers, storage systems and personal computers. We also offer external storage systems, host adapter boards and software applications for attaching storage devices to computer servers and for storage area networks. Our business is currently focused on providing integrated circuits for storage and networking applications and on providing storage systems and related boards and software.

We operate in two segments — the Semiconductor segment and the Storage Systems segment — in which we offer products and services for a variety of electronic systems applications. Our products are marketed primarily to original equipment manufacturers, or OEMs, that sell products to our target end customers.

On April 2, 2007, we completed the acquisition of Agere Systems Inc. through the merger of Agere and a subsidiary of ours. As a result of the merger, each share of Agere common stock issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive 2.16 shares of LSI common stock. Approximately 368 million shares of LSI common stock were issued to former Agere stockholders in connection with the merger.

As a result of the merger, LSI acquired the business and assets of Agere. Agere was a provider of integrated circuit solutions for a variety of communications and computing applications. Some of its solutions included related software and reference designs. Agere’s customers included manufacturers of hard disk drives, mobile phones, advanced communications and networking equipment and personal computers. Agere also generated revenues from the licensing of intellectual property.

Our revenues for the year ended December 31, 2007 were $2,603.6 million, representing a 31.4% increase from $1,982.1 million for the year ended December 31, 2006. The increase in revenues was primarily attributable to the Agere acquisition included in our results of operations from April 2, 2007, the date of acquisition.

We reported a net loss of $2,486.8 million, or $3.87 per diluted share, for the year ended December 31, 2007, as compared to net income of $169.6 million, or $0.42 per diluted share, for the year ended December 31, 2006. For the year ended December 31, 2007, we recorded a charge for an impairment to goodwill and certain amortizable intangible assets of $2,021.5 million, a $188.9 million charge for acquired in-process research and development primarily associated with the Agere acquisition, and charges for restructuring of operations and other items, net of $148.1 million relating primarily to the sale of the Mobility Products Group.

On June 27, 2007, we announced the signing of a definitive agreement to sell our Consumer Products Group to Magnum Semiconductor and a reduction in our workforce by approximately 900 positions or 13 percent of our non-production workforce. We completed the sale of the Consumer Products Group on July 27, 2007.

On October 2, 2007, we completed the sale of our semiconductor assembly and test operations in Thailand to STATS ChipPAC Ltd. We also plan to transition semiconductor and storage systems assembly and test operations performed at our facilities in Singapore and Wichita, Kansas to current manufacturing partners. As part of these actions, we expect to eliminate approximately 2,100 production positions worldwide.

On October 24, 2007, we completed the sale of the Mobility Products Group to Infineon Technologies AG.

We monitor the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. During the fourth quarter of 2007, we determined that based on the current market conditions in the semiconductor industry, the carrying amount of our goodwill was no longer recoverable. We recognized a goodwill impairment charge of $2,019.9 million in the Semiconductor segment. The fair value of the Semiconductor segment was estimated using the present value of estimated future cash flows. In addition, we recognized $1.6 million in charges for the impairment of certain amortizable intangible assets in the Semiconductor segment for the year ended December 31, 2007.

Cash, cash equivalents and short-term investments were $1,397.6 million as of December 31, 2007, as compared to $1,008.9 million as of December 31, 2006. For the year ended December 31, 2007, we generated $295.0 million in cash provided by operations as compared to $247.2 million for the year ended December 31, 2006.

We actively evaluate strategic acquisitions that build upon our existing library of intellectual property, human capital and engineering talent, and seek to increase our leadership position in the areas in which we operate. The following table summarizes the acquisitions we completed during the year ended December 31, 2007 (dollars in millions):

				Fair Value of
				Tangible Net
				Assets/		Amortizable	In-Process
Entity Name; Segment Included in;	Acquisition	Total	Type of	(Liabilities)		Intangible	Research and
Description of Acquired Business	Date	Consideration	Consideration	Acquired	Goodwill	Assets	Development

Tarari, Inc.; Semiconductor segment; Silicon and software solutions for security and network control	October 3, 2007	$93.0	$93.0 cash	$6.3	$57.4	$23.3	$6.0
Agere Systems Inc.; Semiconductor segment; Integrated circuit solutions for communications and computing applications	April 2, 2007	$3,720.1	368 million shares of LSI common stock	$231.8	$1,584.2	$1,727.7	$176.4
SiliconStor, Inc.; Semiconductor segment; Silicon solutions for enterprise storage based on SAS and FC-SATA	March 13, 2007	$56.4	$56.4 cash	$1.5	$37.8	$10.6	$6.5

The transactions were each accounted for as a purchase of a business. Accordingly, the estimated fair value of assets acquired and liabilities assumed and the results of operations of each acquired company were included in our financial statements from the effective date of the acquisition.

RESULTS OF OPERATIONS

Where more than one significant factor contributed to changes in results from year to year, we have quantified those factors throughout Management’s Discussion & Analysis of Financial Condition and Results of Operations where practicable and useful to the discussion.

Revenues

	Year Ended December 31,
	2007	2006	2005
	(In millions)

Semiconductor segment	$1,778.9	$1,223.1	$1,244.3
Storage Systems segment	824.7	759.0	675.0

Consolidated	$2,603.6	$1,982.1	$1,919.3

There were no significant inter-segment revenues during the periods presented.

2007 compared to 2006

Total consolidated revenues for 2007 increased $621.5 million or 31.4% as compared to 2006, primarily due to the Agere acquisition.

Semiconductor Segment

Revenues for the Semiconductor segment increased $555.8 million or 45.4% in 2007 as compared to 2006. The increase in semiconductor revenues was primarily due to revenues attributable to Agere of $821.5 million and, to a lesser extent, increased demand for semiconductors used in storage product applications associated with the ramping of our Serial Attached SCSI, or SAS, products.

The increase was partially offset by:

•	A decrease in revenues from consumer products due to the sale of the Consumer Products Group;

•	A decrease in demand for semiconductors used in consumer product applications such as digital audio players where our customer’s solution was not included in the new generation of its customer’s products and a decrease in demand for semiconductors used in DVD products and cable set-top box solutions;

•	A decrease in demand for semiconductors used in storage interface connect products; and

•	A decrease in demand for semiconductors used in communication product applications such as enterprise networking, telecommunications and printing.

Storage Systems Segment:

Revenues for the Storage Systems segment increased $65.7 million or 8.7% in 2007 as compared to 2006. The increase was primarily attributable to:

•	An increase in sales from the ramp of our entry level storage products, which were introduced in the fourth quarter of 2006;

•	An increase in demand for our premium feature software products; and

•	Continued strength in our mid-range class products.

The increase was partially offset by decreased revenues for our RAID storage adapters due to lower hardware sales.

2006 compared to 2005:

Total consolidated revenues for 2006 increased $62.8 million or 3.3% as compared to 2005, reflecting an increase in revenues from the Storage Systems segment, offset in part by a decline in revenues in the Semiconductor segment.

Semiconductor Segment:

Revenues for the Semiconductor segment decreased $21.2 million or 1.7% in 2006 as compared to 2005. Revenues decreased for semiconductors used in consumer product applications primarily as a result of lower demand for video game products, DVD products and digital audio players.

The decrease was offset in part by increases in revenues for semiconductors used in storage standard product applications such as SAS products, higher demand for semiconductors used in storage custom solutions product applications such as hard disk drives, and increased demand for semiconductors used in communication product applications such as office automation, routers, switches and wide area network, or WAN, products.

Storage Systems Segment:

Revenues for the Storage Systems segment increased $84.0 million or 12.4% in 2006 from 2005. The increase was primarily attributable to increased demand from certain large customers for our high performance controller and drive modules introduced in the second quarter of 2006 and also for our mid-range integrated storage modules.

See Note 9 to our financial statements in Item 8 for information about our significant customers.

Revenues by Geography:

The following table summarizes our revenues by geography:

	Year Ended December 31,
	2007	2006	2005
	(In millions)

North America*	$858.7	$956.7	$932.2
Asia including Japan	1,401.3	797.1	756.0
EMEA**	343.6	228.3	231.1

Total***	$2,603.6	$1,982.1	$1,919.3

*	Primarily the United States.

**	EMEA refers to Europe, Middle East and Africa. Our business is in Europe and the Middle East.

***	Revenues by geography are accumulated based on the revenues generated by our subsidiaries located within the three geographic areas noted in the above table. In the second half of 2005, our Storage Systems business formed new subsidiaries within EMEA. As a result, the amounts in the table reflect that change as of June 21, 2005. Prior to that, all revenues generated by our Storage Systems business in EMEA were reported in North America.

2007 compared to 2006:

North America:  Revenues in North America decreased $98.0 million or 10.2% in 2007 as compared to 2006. The decrease was primarily attributable to a decline in demand for semiconductors used in consumer product applications such as digital audio players, storage interface connect products, and communication products. The decrease was offset in part by increased storage systems revenues due to the ramp of our entry level SAS storage product introduced in the fourth quarter of 2006, increased demand for semiconductors used in SAS storage product applications, and increased revenues due to the Agere acquisition.

Asia including Japan:  Revenues in Asia, including Japan, increased $604.2 million or 75.8% in 2007 as compared to 2006. The increase was primarily attributable to the Agere acquisition and increased demand for storage semiconductors used in SAS applications, offset in part by decreased demand for consumer semiconductors used in DVD products, the sale of the Consumer Products Group and a decrease in demand for semiconductors used in communication product applications such as telecommunications and printing.

EMEA:  Revenues in EMEA increased $115.3 million or 50.5% in 2007 as compared to 2006. The increase was primarily attributable to the Agere acquisition, increased storage systems revenues due to the ramp of our entry level SAS storage product introduced in the fourth quarter of 2006, and increased revenues from custom semiconductors used in tape drive applications and storage semiconductors used in SAS applications. The increase was offset in part by decreased demand for semiconductors used in communication products such as telecommunications, decreased demand for semiconductors used in consumer product applications such as set-top boxes and DVD products, and the sale of the Consumer Products Group.

2006 compared to 2005:

North America:  Revenues in North America increased $24.5 million or 2.6% in 2006 as compared to 2005. The increase was attributable to increased demand within the Storage Systems segment. The increase was offset in part by declines in demand for semiconductors used in consumer product applications such as digital audio players, declines in domestic demand for semiconductors used in storage product applications, and decreased revenues for semiconductors used in communication product applications such as wireless and WAN products.

Asia including Japan:  Revenues in Asia, including Japan, increased $41.1 million or 5.4% in 2006 as compared to 2005. The increase was attributable to increased demand for semiconductors used in storage product applications such as hard disk drives, Host Bus Adapters, or HBAs, and server products, semiconductors used in storage standard product applications such as SAS products, and the shift in semiconductors used in communication product applications. The increase was also attributable to our customers transitioning their contract manufacturing to Asia from other regions. The increase was offset in part by decreases in demand for semiconductors used in consumer product applications such as video game products and DVD products.

EMEA:  Revenues in EMEA decreased $2.8 millions or 1.2% in 2006 as compared to 2005. The decrease was primarily attributable to declines in revenues for semiconductors used in consumer product applications such as DVD products and decreased demand within the Storage Systems segment, offset in part by increases in revenues for semiconductors used in storage product applications such as HBA products, semiconductors used in storage standard product applications such as SAS products, and semiconductors used in communication product applications.

Gross Profit Margin, Operating Costs and Expenses

The following are key elements of the consolidated statements of operations for the respective segments:

Gross Profit Margin:

	Year Ended December 31,
	2007	2006	2005
	(In millions)

Semiconductor segment	$603.7	$561.7	$548.3
Percentage of segment revenues	33.9%	45.9%	44.1%
Storage Systems segment	$300.2	$261.5	$220.9
Percentage of segment revenues	36.4%	34.5%	32.7%

Consolidated	$903.9	$823.2	$769.2

Percentage of total revenues	34.7%	41.5%	40.1%

Amortization of intangibles, which was previously reported as a separate component of operating expenses, has been reclassified to cost of revenues for the years ended December 31, 2006 and 2005 to conform to the current period presentation.

2007 compared to 2006:

The consolidated gross profit margin as a percentage of revenues declined from 41.5% in 2006 to 34.7% in 2007. This primarily reflects a decrease in Semiconductor segment gross margins caused in large part by the Agere acquisition.

Semiconductor Segment:

The gross profit margin as a percentage of segment revenues for the Semiconductor segment decreased to 33.9% in 2007 from 45.9% in 2006. The decline was primarily attributable to:

•	An increase of $143.2 million in the amortization of intangible assets primarily related to the acquisition of Agere;

•	Inventory charges of $47.9 million related to fair valuing the inventory acquired from Agere; and

•	$19.0 million in charges related to required purchases under a wafer supply agreement with ON Semiconductor that were in excess of what we believed we could sell.

Storage Systems Segment:

The gross profit margin as a percentage of segment revenues for the Storage Systems segment increased to 36.4% in 2007 from 34.5% in 2006. This increase was driven by higher demand for premium feature software products, which have higher margins, and lower manufacturing costs across our mid-range product line.

2006 compared to 2005:

The consolidated gross profit margin as a percentage of revenues was 41.5% and 40.1% in 2006 and 2005, respectively.

Semiconductor Segment:

The gross profit margin as a percentage of segment revenues for the Semiconductor segment increased to 45.9% in 2006 from 44.1% in 2005. The increase was attributable to a favorable shift in product mix towards higher margin semiconductors used in storage and communication product applications and lower prices from our foundry partners.

The increase was offset in part by:

•	Higher scrap costs in early 2006, mainly due to a manufacturing issue with a vendor; and

•	Stock-based compensation expense associated with the adoption of FAS 123R as of January 1, 2006.

Storage Systems Segment:

The gross profit margin as a percentage of segment revenues for the Storage Systems segment increased to 34.5% in 2006 from 32.7% in 2005. This increase was primarily attributable to decreased amortization of intangible assets of $15.7 million as a result of certain intangible assets becoming fully amortized during 2006 and 2005 and the write-off of certain intangible assets acquired in a purchase business combination during the second quarter of 2006.

The increase was offset in part by:

•	Higher product costs associated with the ramp of new integrated storage products and drive modules beginning in mid-2006;

•	Higher expedite fees in the fourth quarter of 2006 as the result of orders coming in later than expected; and

•	Stock-based compensation expense associated with the adoption of FAS 123R.

Research and Development:

	Year Ended December 31,
	2007	2006	2005
	(In millions)

Semiconductor segment	$525.4	$315.9	$307.7
Percentage of segment revenues	29.5%	25.8%	24.7%
Storage Systems segment	$129.8	$97.5	$92.0
Percentage of segment revenues	15.7%	12.8%	13.6%

Consolidated	$655.2	$413.4	$399.7

Percentage of total revenues	25.2%	20.9%	20.8%

2007 compared to 2006:

Consolidated Research and Development, or R&D, expenses increased $241.8 million or 58.5% during 2007 as compared to 2006. This reflects increases in R&D expenditures, both in dollar amounts and as a percentage of revenues, in both segments, primarily as a result of the Agere acquisition.

Semiconductor Segment:

R&D expenses for the Semiconductor segment consist primarily of employee salaries, costs related to third party design tools and materials used in the design of custom silicon and standard products, as well as depreciation of capital equipment and facilities related expenditures. In 2007, we focused our R&D efforts in the storage and networking markets.

R&D expenses for the Semiconductor segment increased $209.5 million or 66.3% in 2007 as compared to 2006 and increased as a percentage of segment revenues from 25.8% in 2006 to 29.5% in 2007. The increase was primarily due to the acquisition of Agere, SiliconStor and Tarari during 2007. The increase was partially offset by reduced expenditures from the sale of the Consumer Products Group and a decrease in expenses as a result of headcount reductions from our restructuring actions during 2007.

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

R&D expenses for the Storage Systems segment increased by $32.3 million or 33.1% in 2007 as compared to 2006 and increased as a percentage of segment revenues from 12.8% in 2006 to 15.7% in 2007. The increase was attributable to the acquisition of StoreAge and to increased compensation-related expenditures due to an increase in headcount, increased spending for R&D projects associated with new product lines and expenses related to a contract with a significant customer.

2006 compared to 2005:

R&D expenses, on a consolidated basis, increased $13.7 million or 3.4% during 2006 as compared to 2005.

Semiconductor Segment:

In early 2006, we focused our R&D activities in the storage and consumer markets and redirected R&D spending from non-core areas.

R&D expenses for the Semiconductor segment increased $8.2 million or 2.7% in 2006 as compared to 2005 and increased as a percentage of segment revenues from 24.7% in 2005 to 25.8% in 2006. The increase was primarily the result of an increase in stock-based compensation expense associated with the adoption of FAS 123R, offset in part by lower depreciation and amortization related expenses, lower expenses related to design tools, and lower spending on design engineering programs.

Storage Systems Segment:

R&D expenses for the Storage Systems segment increased $5.5 million or 6.0% in 2006 as compared to 2005. The increase was primarily due to increased compensation-related expenditures based upon an increase in headcount and increased spending for future products, along with increased stock-based compensation expenses associated with the adoption of FAS 123R. As a percentage of segment revenues, R&D expense declined from 13.6% in 2005 to 12.8% in 2006 as a result of higher revenues in 2006 as compared to 2005.

Selling, General and Administrative:

	Year Ended December 31,
	2007	2006	2005
	(In millions)

Semiconductor segment	$264.1	$157.4	$150.6
Percentage of segment revenues	14.8%	12.9%	12.1%
Storage Systems segment	$117.3	$98.2	$87.7
Percentage of segment revenues	14.2%	12.9%	13.0%

Consolidated	$381.4	$255.6	$238.3

Percentage of total revenues	14.6%	12.9%	12.4%

2007 compared to 2006:

Consolidated selling, general and administrative, or SG&A, expenses increased $125.8 million or 49.2% during 2007 as compared to 2006 and increased as a percentage of revenues from 12.9% in 2006 to 14.6% in 2007.

Semiconductor Segment:

SG&A expenses for the Semiconductor segment increased $106.7 million or 67.8% in 2007 as compared to 2006 and increased as a percentage of segment revenues from 12.9% in 2006 to 14.8% in 2007. The increase in amount and as a percentage of segment revenues was primarily due to the acquisition of Agere, partially offset by a decrease in expenses as a result of headcount reductions from our restructuring activities and decreased selling expenses due to the sale of the Consumer Products Group.

Storage Systems Segment:

SG&A expenses for the Storage Systems segment increased $19.1 million or 19.5% in 2007 as compared to 2006 and increased as a percentage of segment revenues from 12.9% in 2006 to 14.2% in 2007. The increase in amount and as a percentage of revenues was mainly due to the additional expenses resulting from the acquisition of StoreAge, increased compensation-related expenses based on increased headcount and an increase in sales commissions due to increased revenues.

2006 compared to 2005:

Consolidated SG&A expenses increased $17.3 million or 7.3% during 2006 as compared to 2005 and increased as a percentage of revenues from 12.4% in 2005 to 12.9% in 2006. Silicon Graphics, Inc., or SGI, a customer of ours, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on May 8, 2006. On October 17, 2006, SGI emerged from bankruptcy. Based on the court approved repayment plan, we recognized approximately $1.8 million in bad debt expenses related to this bankruptcy filing in 2006. We perform ongoing credit evaluations of our customers’ financial condition and require collateral as considered necessary.

Semiconductor Segment:

SG&A expenses for the Semiconductor segment increased $6.8 million or 4.5% in 2006 as compared to 2005 and increased as a percentage of segment revenues from 12.1% in 2005 to 12.9% in 2006. The increase in the Semiconductor segment was primarily due to an increase in stock-based compensation associated with the adoption of FAS 123R, offset in part by lower compensation-related expenses, and lower operating expenses for maintenance, facilities and information technology costs in 2006.

Storage Systems Segment:

SG&A expenses for the Storage Systems segment increased $10.5 million or 12.0% in 2006 as compared to 2005, but remained relatively flat as a percentage of segment revenues. The increase in dollar amount was primarily due to higher sales expenses associated with the increase in revenues, the SGI bankruptcy noted above and stock-based compensation expense associated with the adoption of FAS 123R.

Restructuring of Operations:

A complete discussion of our restructuring actions in 2007, 2006 and 2005 is included in Note 2 to our financial statements in Item 8.

2007:

We recorded charges of $148.1 million in restructuring of operations and other items for the year ended December 31, 2007. Of these charges, $143.4 million were recorded in the Semiconductor segment and $4.7 million were recorded in the Storage Systems segment. We completed the sale of our Consumer Products Group in the third quarter of 2007 and the sales of our semiconductor assembly and test operations in Thailand and our Mobility Products Group in the fourth quarter of 2007. We also announced the elimination of approximately 900 non-production positions, inclusive of the Consumer Products Group, across all business and functional areas worldwide in the second quarter of 2007, and in the third quarter of 2007 announced the elimination of approximately 2,100 production positions worldwide associated with the sale of our assembly and test operations in Thailand and our plan to transition assembly and test operations performed at our facilities in Singapore and Wichita, Kansas to current manufacturing partners.

As a result of the restructuring actions taken in 2007, we expect to realize operating expense savings of approximately $53.8 million per quarter. We expect any savings in cost of revenues to be fully offset by additional costs from purchasing services through contract manufacturers. Suspended depreciation amounted to $16.8 million for the period from April 2, 2007 to October 2, 2007 associated with holding the Thailand assembly and test facilities for sale. Suspended depreciation amounted to $5.4 million for the period from April 2, 2007 to December 31, 2007 associated with holding the Singapore assembly and test facilities for sale. Suspended depreciation and amortization of intangible assets amounted to $11.9 million for the period from August 16, 2007 to October 24, 2007 associated with holding the Mobility Product Group assets for sale.

2006:

We recorded a credit of $8.4 million in restructuring of operations and other items for the year ended December 31, 2006. A credit of $9.6 million was recorded in the Semiconductor segment and a charge of $1.2 million was recorded in the Storage Systems segment. We sold the Gresham facility in the second quarter of 2006.

2005:

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

Goodwill impairment charge:

We monitor the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. During the year ended December 31, 2007, we determined that based on the current market conditions in the semiconductor industry, the carrying amount of our goodwill was no longer recoverable. We recognized a goodwill impairment charge of $2,019.9 million in the Semiconductor segment. The fair value of the Semiconductor segment was estimated using the present value of estimated future cash flows. There was no impairment of goodwill for the years ended December 31, 2006 and 2005. For additional details, see “Valuation of Long-Lived Assets, Intangible Assets and Goodwill” under “Critical Accounting Estimates”.

Acquired In-process Research and Development:

The actual development timelines and costs for the in-process research and development, or IPR&D, projects described below were in line with original estimates as of December 31, 2007. However, development of the technology remains a substantial risk to us due to a number of factors including the remaining effort to achieve technical feasibility, rapidly changing customer needs and competitive threats from other companies. Failure to bring these products to market in a timely manner could adversely affect our sales and profitability in the future. Additionally, the value of other intangible assets acquired may become impaired.

2007:

We recorded a charge of $188.9 million for the year ended December 31, 2007 associated with IPR&D in connection with the Tarari, Agere and SiliconStor acquisitions.

Our methodology for allocating the purchase price relating to purchase acquisitions to IPR&D uses established valuation techniques in the high-technology industry. IPR&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The fair value of technology under development is determined using the income approach, which discounts expected future cash flows to present value. A discount rate is used for the projects to account for the risks associated with the inherent uncertainties surrounding the successful development of the technology, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances, which could impact the estimates recorded. The discount rates used in the present value calculations are typically derived from a weighted-average cost of capital analysis. These estimates do not account for any potential synergies realizable as a result of the acquisition and are in line with industry averages and growth estimates.

Details for the 2007 acquisitions, at the acquisition dates, are summarized in the table below:

				Estimated Cost			Revenue Projections
Company	Acquisition Date	Projects	IPR&D	to Complete		Discount Rate	Extend Through
			(Dollar amounts in millions)

Tarari	October 3, 2007	Content Inspection-Abraxas-5 Gbps; Abraxas-10Gbps; Electra	$6.0	$2.9		22.7%	2013
Agere	April 2, 2007	Storage — read channel and preamps; Mobility — HSPDA for 3G; Networking — modems, Firewire, serdes, media gateway, VoIP, network processors, Ethernet, mappers and framers	$176.4	$85.8	*	13.8%	2021
SiliconStor	March 13, 2007	Storage — SATA/SAS multiplexers	$6.5	$4.4		27.0%	2017

*	This amount excludes estimated cost of $144.2 million to complete the Mobility-HSPDA for 3G project due to the sale of the Mobility Products Group to Infineon Technologies during the fourth quarter of 2007.

2006:

We recorded a charge of $4.3 million for the year ended December 31, 2006 associated with IPR&D in connection with the StoreAge and Metta acquisitions.

Details for the 2006 acquisitions, at the acquisition dates, are summarized in the table below:

					Revenue Projections
Company	Acquisition Date	Projects	IPR&D	Discount Rate	Extend Through
(Dollar amounts in millions)

StoreAge	November 2006	Storage systems software	$2.4	28%	2013
Metta	November 2006	Graphics and Audio intellectual property	$1.9	Not applicable, used a variation of the Cost Approach	Not applicable, used a variation of the Cost Approach

StoreAge Networking Technologies Ltd.  On November 21, 2006, we acquired StoreAge. The acquisition expanded our SAN storage management and multi-tiered data protection software product offerings within the Storage Systems segment. The acquisition was accounted for as a purchase business combination. As of the acquisition date, there was one project that was in process for development of storage systems software. The development of the project started in late 2003 and was completed in December 2007.

Metta Technology.  On November 10, 2006, we acquired Metta. The acquisition increased our focus on delivering the advanced, feature-rich solutions required by next generation digital video products. The acquisition was accounted for as a purchase of productive assets. As of the acquisition date, the graphics and audio intellectual property were two technologies identified as in-process technologies. The Company discontinued the development of these two in-process technologies during 2007.

2005:

There were no IPR&D charges for the year ended December 31, 2005.

Interest Expense:

Interest expense increased by $6.7 million to $31.0 million in 2007 from $24.3 million in 2006. The increase was mainly due to the interest on Agere’s convertible notes, offset in part by lower interest expense due to the repayment at maturity of $271.8 million of convertible notes in the fourth quarter of 2006.

Upon the completion of merger with Agere, we guaranteed Agere’s 6.5% Convertible Subordinated Notes. The face value of these notes was adjusted to the fair value of approximately $370.2 million as of April 2, 2007, the purchase date. The accrued debt premium will be fully amortized by the December 2009 maturity date of the notes.

Interest expense decreased by $1.0 million to $24.3 million in 2006 from $25.3 million in 2005. The decrease was mainly due to a lower average debt balance from the repayment of $271.8 million of convertible notes in the fourth quarter of 2006 and the repurchase of $149.7 million of convertible notes during the second quarter of 2005, offset by a lower benefit from the amortization of the deferred gain on terminated swaps.

Interest Income and Other, Net:

Interest income and other, net, was $46.8 million in 2007 as compared to $51.3 million in 2006. Interest income increased to $58.6 million in 2007 from $47.3 million in 2006. The increase in interest income was mainly due to higher interest rates and higher cash and investment balances in 2007 as compared to 2006. In addition, $2.0 million was recorded to interest income in 2007 representing the change in time value of the deferred revenue from intellectual property licenses recorded at the time of the Agere acquisition. Interest income of $1.4 million was also recorded in 2007 from notes receivable related to the sales of the Thailand manufacturing facility and the Consumer Products Group. Other expenses, net, of $11.8 million in 2007 included a $7.0 million charge for points on foreign currency forward contracts, a pre-tax loss of $2.4 million on the impairment of certain non-marketable available-for-sale equity securities, foreign exchange losses of $3.3 million offset by $0.9 million of other miscellaneous items.

Interest income and other, net, was $51.3 million in 2006 as compared to $34.0 million in 2005. Interest income increased to $47.3 million in 2006 from $25.9 million in 2005. The increase in interest income was mainly due to higher returns and higher average cash and short-term investment balances in 2006 as compared to 2005. Other income, net, of $4.0 million in 2006 included a net pre-tax gain of $6.7 million on the sale of certain marketable available-for-sale equity securities, a $4.7 million charge for points on foreign currency forward contracts, a $2.0 million gain related to a cash insurance settlement originally associated with a manufacturing issue with a supplier, and other miscellaneous items.

Other income, net, of $8.1 million in 2005 included a pre-tax gain of $8.0 million on sale of certain marketable available-for-sale equity securities, a pre-tax gain of $4.1 million on the repurchase of convertible notes, a $3.0 million charge for points on foreign currency forward contracts, a pre-tax loss of $2.4 million on impairment of certain non-marketable available-for-sale equity securities, a pre-tax gain of $1.4 million associated with marketable available-for-sale equity securities of a certain technology company that was acquired, and other miscellaneous items.

For all investments in debt and equity securities, unrealized losses are evaluated to determine if they are other than temporary. We frequently monitor the credit quality of our investments in marketable debt securities. In order to determine if impairment has occurred for equity securities, we review the financial performance of each investee, industry performance and outlook for each investee, the trading prices of marketable equity securities and pricing in current rounds of financing for non-marketable equity securities. If an unrealized loss is determined to be other than temporary, a loss is recognized as a component of interest income and other. For marketable equity securities, the impairment losses were measured using the closing market price of the marketable securities on the date management determined that the investments were impaired. For non-marketable equity securities, the impairment losses were measured by using pricing in current rounds of financing.

Provision for Income Taxes:

During 2007, we recorded an income tax provision of $11.3 million, which represents an effective tax rate of approximately 0%. This rate differs from the U.S. statutory rate primarily due to a full valuation allowance recorded against U.S. and certain non-U.S. net deferred tax assets. The Company also benefits from lower tax rates in foreign jurisdictions. The provision for income taxes for 2007 reflected the release of a $5.4 million FIN 48 liability due to the expiration of the applicable period under a statute of limitations and a reduction of previous years’ uncertain tax positions. Fiscal 2007 also includes the impact of recording a $26.1 million tax benefit as a result of a $67.9 million reduction to the pension benefit and other obligations.

During 2006, we recorded a provision for income taxes of $15.7 million, which represents an effective tax rate of approximately 8%. This rate differs from the U.S. statutory rate primarily due to the realization of deferred tax assets not previously recognized in the U.S., which offset the tax expenses generated from U.S. sourced income as well as from earnings of certain foreign subsidiaries taxed in the U.S. We also benefited from lower tax rates in foreign jurisdictions. During 2006, we closed various audits, which resulted in a tax benefit of $3.1 million in 2006 tax provision. These audits included the U.S. federal, various state and certain foreign audits.

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

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Cash, cash equivalents and short-term investments increased to $1.4 billion as of December 31, 2007 from $1.0 billion as of December 31, 2006. The increase was mainly due to cash and cash equivalents provided by operating and investing activities, partially offset by net cash outflows for financing activities as described below.

Working capital.  Working capital increased by $321.1 million to $1.4 billion as of December 31, 2007 from $1.1 billion as of December 31, 2006. The increase in working capital was attributable to the following:

•	Cash, cash equivalents and short-term investments increased by $388.7 million;

•	Prepaid expenses and other current assets increased $79.1 million, primarily due to the acquisition of Agere, a $20.0 million short term note receivable in connection with the sale of semiconductor assembly and test operations in Thailand to STATS ChipPAC in the fourth quarter of 2007, a $6.5 million prepayment on a minimum supply agreement, and a $5.4 million increase in a deferred tax asset;

•	Income taxes payable decreased by $72.6 million due to the adoption of FIN 48 in the first quarter of 2007, offset in part by an increase in the tax provision less tax payments;

•	Accounts receivable increased $57.7 million primarily due to the acquisition of Agere, offset in part by improved collections; and

•	Inventories increased $31.4 million primarily due to the acquisition of Agere, offset in part by decreases relating to sale of the Consumer Products Group.

These increases in working capital were offset, in part, by the following:

•	Accrued salaries, wages and benefits increased $36.7 million primarily due to the acquisition of Agere, slightly offset by timing differences in payment of salaries, benefits and performance-based compensation;

•	Accounts payable increased $129.3 million primarily due to the acquisition of Agere, offset by a decrease due to the timing of invoice receipts and payments; and

•	Other accrued liabilities increased by $142.4 million primarily due to the acquisition of Agere, in addition to an increase in restructuring reserves, merger related accruals, and an increase in liabilities with third party manufacturers, offset in part by a decrease in deferred taxes, and other accruals and liabilities.

Working capital increased by $231.6 million to $1.1 billion at December 31, 2006, from $877.4 million as of December 31, 2005. Working capital increased in 2006 as a result of the following:

•	Cash, cash equivalents and short-term investments increased by $70.0 million;

•	Accounts receivable increased by $25.3 million to $348.6 million as of December 31, 2006 from $323.3 million at December 31, 2005. The increase is mainly attributable to higher revenues in the fourth quarter of 2006;

•	Inventories increased by $14.7 million to $209.5 million as of December 31, 2006, from $194.8 million as of December 31, 2005. The increase in inventory was required to meet the ramp up of new products in early 2007 that were not in production in early 2006; and

•	Current portion of long-term debt decreased by $273.9 million due to the repayment of Convertible Subordinated Notes on November 1, 2006.

The increase in working capital was offset, in part, by the following:

•	Prepaid expenses and other current assets decreased by $94.4 million primarily due to decreases in assets held for sale due to the sale of our Gresham, Oregon manufacturing facility and two Colorado facilities, and a decrease in prepaid software maintenance;

•	Accounts payable increased by $28.6 million due to the timing of payments;

•	Other accrued liabilities increased by $15.8 million due to an increase in deferred tax liabilities, deferred revenues and other miscellaneous items, offset in part by a decrease in the restructuring reserve;

•	Income taxes payable increased by $9.0 million due to the timing of income tax payments made and the income tax provision recorded during 2006; and

•	Accrued salaries, wages and benefits increased by $4.6 million primarily due to timing differences in payment of salaries, benefits and performance-based compensation.

Cash provided by operating activities.  During 2007, we generated $295.0 million of cash from operating activities compared to $247.2 million generated in 2006. Cash generated by operating activities in 2007 was the result of the following:

•	A net loss adjusted for non-cash transactions, the largest of which was a $2,019.9 million charge for goodwill impairment. The non-cash items and other non-operating adjustments are quantified in our Consolidated Statements of Cash Flows included in Item 8; and

•	A net increase in assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions, net of assets and liabilities sold in business divestitures, including changes in working capital components from December 31, 2006 to December 31, 2007, as discussed above.

Cash and cash equivalents provided by investing activities.  Cash and cash equivalents provided by investing activities during 2007 were $1.1 billion as compared to $25.9 million during 2006. The primary investing activities during 2007 were:

•	Cash acquired from the acquisition of Agere, net of acquisition costs;

•	Proceeds from the sales of the Consumer Products Group, our semiconductor assembly and test operations in Thailand, and the Mobility Products Group. See Note 2 to the financial statements in Item 8;

•	Proceeds from maturities and sales of debt and equity securities available for sale, net of purchases;

•	Acquisition of other companies, net of cash acquired;

•	Purchases of property, equipment and software, net of sales; and

•	The receipt of income tax refund for pre-acquisition tax matters associated with an acquisition in 2001.

We expect capital expenditures to be approximately $50 million in 2008. In recent years, we have reduced our level of capital expenditures as a result of our focus on establishing strategic supplier alliances with foundry semiconductor manufacturers, which enables us to have access to advanced manufacturing capacity and reduce our capital spending requirements.

Cash and cash equivalents used in financing activities.  The primary financing activities during 2007 were the purchase of common stock under our repurchase programs and the issuance of common stock under our employee stock plans. Cash and cash equivalents used in financing activities during 2007 were $724.5 million as compared to $210.8 million in 2006.

On December 4, 2006, we announced that our Board of Directors had authorized a stock repurchase program of up to $500.0 million worth of shares of our common stock and terminated the prior stock repurchase program authorized by the Board of Directors on July 28, 2000. In July 2007, we completed the repurchase program announced on December 4, 2006. On August 20, 2007, we announced that our Board of Directors had authorized a repurchase program of up to an additional $500.0 million worth of shares of our common stock. These repurchases are expected to be funded from our available cash and short-term investments. During 2007, we repurchased approximately 102.6 million shares for approximately $770.8 million in cash.

It is our policy to reinvest our earnings, and we do not anticipate paying any cash dividends to stockholders in the foreseeable future.

Cash generated by operations is our primary source of liquidity. We may, however, seek additional equity or debt financing from time to time. We believe that our existing liquid resources and funds generated from operations, combined with funds from such financing, will be adequate to meet our operating and capital requirements and obligations for the foreseeable future. We cannot be certain that additional financing will be available on favorable terms. Moreover, any future equity or convertible debt financing may decrease the percentage of equity ownership of existing stockholders and may result in dilution, depending on the price at which the equity is sold or the debt is converted.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at December 31, 2007, and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
	(In millions)

Convertible Subordinated Notes	$—	$711.7	$—	$—	$711.7
Operating lease obligations	104.7	144.5	35.1	8.5	292.8
Purchase commitments	379.2	40.9	439.2	—	859.3
Pension and post-retirement contributions	18.0	—	—	—	18.0
FIN 48 tax liability	1.2	—	—	—	1.2

Total	$503.1	$897.1	$474.3	$8.5	$1,883.0

Convertible Subordinated Notes

As of December 31, 2007, we had outstanding $350.0 million of 4% Convertible Subordinated Notes due May 15, 2010. Interest on these notes is payable semiannually on May 15 and November 15 of each year. These convertible notes are subordinated to all existing and future senior debt and are convertible at the holder’s option at any time prior to maturity into shares of our common stock at a conversion price of approximately $13.42 per share. We cannot elect to redeem these notes prior to maturity. Each holder of these notes has the right to cause us to repurchase all of such holder’s convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change, which includes a transaction or an event such as an exchange offer, liquidation, tender offer, consolidation, certain mergers or combination. The merger with Agere did not trigger this right.

As part of the merger with Agere, we guaranteed Agere’s 6.5% Convertible Subordinated Notes due December 15, 2009 with a book value of $361.7 million and a fair value of approximately $370.2 million as of April 2, 2007. Interest on these notes is payable semiannually on June 15 and December 15 of each year. These convertible notes are convertible at the holder’s option into shares of our common stock at a current conversion price of $15.3125 per share, subject to adjustment in certain events, at any time prior to maturity, unless previously redeemed or repurchased. We may redeem these notes in whole or in part at any time. We may be required to repurchase these notes at a price equal to 100% of their principal amount plus any accrued and unpaid interest if our stock is no longer approved for public trading, if our stockholders approve our liquidation or if a specified change in control occurs. These notes are unsecured and subordinated obligations and are subordinated in right of payment to all of Agere’s existing and future senior debt.

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

Purchase Commitments

We maintain certain purchase commitments, primarily for raw materials and manufacturing services with suppliers and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers.

Standby Letters of Credit

At December 31, 2007 and 2006, we had outstanding standby letters of credit of $11.1 million and $2.7 million, respectively. These instruments are off-balance sheet commitments to extend financial guarantees for leases and certain self-insured risks and generally have one-year terms. The fair value of the letters of credit approximates the contract amount.

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Note 1 to those financial statements describes our significant accounting policies. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures.

We believe the following to be critical accounting estimates. They are important to the portrayal of our financial condition and results, and they require significant management judgments and estimates about matters that are inherently uncertain. As a result of the inherent uncertainty, there is a likelihood that materially different amounts would be reported under different conditions or using different assumptions. Although we believe that our judgments and estimates are reasonable, appropriate and correct, different amounts could have been reported if different estimates were made.

Stock-Based Compensation.  On January 1, 2006, we adopted FAS 123R, using the modified prospective transition method. Under this method of implementation, no restatement of prior periods has been made. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the prior years. Our stock-based compensation expense under FAS 123R in 2007 and 2006 was $77.3 million and $47.0 million, respectively. Stock-based compensation costs capitalized to inventory and software for 2007 and 2006 were not significant. (See Note 3 to the financial statements in Item 8 for a description of our equity compensation plans and a more detailed discussion of the adoption of FAS 123R.)

Stock Options:

The fair value of each option grant is estimated on the date of grant using a reduced form calibrated binomial lattice model. This model requires the use of historical data for employee exercise behavior and the use of assumptions included in the following table:

	2007	2006

Weighted average estimated grant date fair value per share	$3.05	$3.30
Weighted average assumptions in calculation:
Expected life (years)	4.29	4.33
Risk-free interest rate	4.50%	4.78%
Volatility	47%	48%

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the lattice model. The expected life of employee stock options is impacted by all of the underlying assumptions and calibration of our model.

The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities appropriate for the term of our employee stock options.

We used an equally weighted combination of historical and implied volatilities as of the grant date. The historical volatility is the standard deviation of our daily stock returns from the date of our initial public offering in 1983. We used implied volatilities of near-the-money exchange traded call options as stock options are call options that are granted at-the-money. The historical and implied volatilities are annualized and equally weighted to determine the volatilities as of the grant date. Prior to January 1, 2006, we used historical implied stock price volatilities in accordance with FAS 123 for purposes of its pro forma information. We believe that the equally weighted combination of historical and implied volatilities is more representative of future stock price trends than use of historical implied volatilities alone.

The lattice model assumes that employees’ exercise behavior is a function of the option’s remaining life and the extent to which the option is in-the-money. The lattice model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations for all option grants made by us since our initial public offering.

Because stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. Prior to January 1, 2006, we accounted for forfeitures as they occurred for the pro forma information required under FAS 123.

Employee Stock Purchase Plans:

We also have two employee stock purchase plans, one for U.S. employees and one for employees outside the U.S., under which rights are granted to all qualifying employees to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of a 12-month offering period or the end of each six-month purchase period within such an offering period, typically in May and November. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. The assumptions that went into the calculation of fair value for the May and November 2007 and 2006 grants are as follows:

	Year Ended December 31,
	2007	2006

Weighted average estimated grant date fair value per share	$2.09	$2.92
Weighted average assumptions in calculation:
Expected life (years)	0.7	0.7
Risk-free interest rate	4%	5%
Volatility	42%	35%

Restricted Stock Awards:

The cost of these awards is determined using the fair value of our common stock on the date of the grant and compensation expense is recognized over the vesting period on a straight-line basis.

Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as a number of highly complex and subjective assumptions. We use third-party consultants to assist in developing the assumptions used in as well as calibrating the lattice model. We are responsible for determining the assumptions used in estimating the fair value of our share-based payment awards. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although, the fair value of employee stock options is determined in accordance with FAS 123R and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers with the risk of inventory obsolescence due to rapidly changing technology and customer requirements, product life-cycles, life-time buys at the end of supplier product runs and a shift of production to outsourcing. If actual demand or market conditions are less favorable than we project or our customers fail to meet projections, additional inventory write-downs may be required. Our inventory balance was $240.8 million and $209.5 million as of December 31, 2007 and 2006, respectively.

If market conditions are more favorable than expected, we could experience more favorable gross profit margins going forward as we sell inventory that was previously written down.

Valuation of long-lived assets, intangible assets and goodwill.  We have historically pursued the acquisition of businesses, which has resulted in significant goodwill and intangible assets. We assess the impairment of long-lived assets, identifiable intangibles and related goodwill annually or sooner if events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include the following: (i) significant negative industry or economic trends; (ii) exiting an activity in conjunction with a restructuring of operations; (iii) current, historical or projected losses that demonstrate continuing losses associated with an asset; or (iv) a significant decline in our market capitalization for an extended period of time, relative to net book value. When we determine that there is an indicator that the carrying value of long-lived assets, identifiable intangibles or related goodwill may not be recoverable, we measure impairment based on estimates of future cash flows. See Notes 6 and 7 to our financial statements in Item 8 for more details on long-lived assets, intangible assets and goodwill.

As of December 31, 2007, we had a goodwill balance of $499.6 million. An impairment of goodwill is determined in accordance with FAS No. 142, “Goodwill and Other Intangible Assets,” which uses an implied fair value model for determining the carrying value of goodwill.

The impairment testing is a two-step process and is performed by reporting unit. Our reporting units are Semiconductor and Storage Systems. The first step requires comparing the fair value of each reporting unit to its net book value. The second step is only performed if impairment is indicated after the first step is performed, as it involves measuring the actual impairment. On December 31, 2007, we determined that based on the current market conditions in the semiconductor industry, the carrying amount of our goodwill was no longer recoverable under the first step of the test for impairment. We recognized a goodwill impairment charge of $2,019.9 million in the Semiconductor segment during 2007 under the second step of the test for impairment. Our next annual test for the impairment of goodwill is expected to be performed in our fourth quarter of 2008.

We use estimates of future cash flows to perform the first step of the goodwill impairment test. These estimates include assumptions about future conditions such as future revenues, gross margins, operating expenses, and industry trends. Two methodologies were used to obtain the fair value for each reporting unit as of December 31, 2007: Discounted Cash Flow and Market Multiple.

The Discounted Cash Flow and Market Multiple methodologies include assumptions about future conditions within our reporting units and related industries. These assumptions include estimates of future market size and growth, expected trends in technology, timing of new product introductions by our competitors and us, and the nature of the industry in which comparable companies and we operate.

As of December 31, 2007, we had an intangible balance of $1,225.2 million. We recognized an intangible assets impairment charge of $1.6 million in the Semiconductor segment during the fourth quarter of 2007. The fair value of the Semiconductor segment was estimated using the present value of estimated cash flows. There was no impairment charge of intangible assets for the years ended December 31, 2006 and 2005.

Restructuring reserves.  We have recorded reserves/accruals for restructuring costs related to our restructuring of operations. The restructuring reserves include estimated payments to employees for severance, termination fees associated with leases and other contracts, decommissioning and selling costs associated with assets held for sale, and other costs related to the closure of facilities. Reserves are recorded when management has approved a plan to restructure operations and a liability has been incurred. The restructuring reserves are based upon management estimates at the time they are recorded. These estimates can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded. For example, existing accruals for severance may be modified if employees are redeployed due to circumstances not foreseen when the original plans were initiated, accruals for outplacement services may not be fully utilized by former employees, and severance accruals could change for statutory reasons in countries outside the United States. Accruals for facility leases under which we ceased using the benefits conveyed to us under the lease may change if market conditions for subleases change or if we later negotiate a termination of the lease.

Income taxes.  Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. We have recorded a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. See Note 12 to the financial statements in Item 8 for more details about our deferred tax assets and liabilities.

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

Retirement Benefits: Post-retirement liabilities are our estimates of benefits that we expect to pay to eligible retirees. We consider various factors in determining our post-retirement liability, including the number of employees that we expect to receive benefits, the type and length of benefits they will receive, trends in health care costs and other actuarial assumptions. If the actual post-retirement benefits paid differ from our current estimate, we may be over- or under- accrued.

We also have pension plans covering substantially all former Agere U.S. employees, excluding management employees hired after June 30, 2003, and pension plans covering certain international employees. We consider various factors in determining our pension liability, including the number of employees that we expect to receive benefits, their salary levels and years of service, the expected return on plan assets, the discount rate used to determine the benefit obligation, the timing of the payment of benefits, and other actuarial assumptions. If the actual results and events of our pension plan differ from our current assumptions, our benefit obligations may be over- or under- valued.

As a result of the acquisition of Agere, we remeasured the pension and post-retirement liabilities, and adopted FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans,” effective April 2, 2007. The key benefit plan assumptions are the discount rate and the expected rate of return on plan assets. These assumptions are discussed below for our U.S. retirement benefit plans. For our international plans, we chose assumptions specific to each country.

The discount rate we use is based on a cash flow analysis using the Citigroup Pension Discount Curve and the Citigroup Above Median Pension Discount Curve as of the measurement date. For the year ended December 31, 2007, we used two discount rates to determine our net periodic benefit cost for our management plans, since we were required to re-measure our post-retirement plans due to a curtailment. The rates used prior to and after the curtailment effect taken in the fourth quarter of 2007, were 6.00%, and 6.25%, respectively. The rate used to determine our net periodic benefit cost for our represented plans and our non-qualified pension plan was 6.00%. The discount rate used to determine the benefit obligation as of December 31, 2007 was 6.50%.

We base our salary increase assumptions on historical experience and future expectations. The expected rate of return for our retirement benefit plans represents the average rate of return expected to be earned on plan assets over the period that the benefit obligations are expected to be paid. In developing the expected rate of return, we consider long-term compound annualized returns based on historical market data, historical and expected returns on the various categories of plan assets, and the target investment portfolio allocation between debt and equity securities. The weighted average investment portfolio allocation for our U.S. management and represented pension plans as of December 31, 2007 was 53% in equity and 47% in debt investments as compared to the target investment portfolio allocation of 53% equity and 47% debt. The portfolio’s equity weighting is consistent with the long-term nature of the plans’ benefit obligations. For 2007, we used an expected rate of return on plan assets of 8.25% and 8.00% for the management and represented pension plans, respectively, consistent with the target investment portfolio allocation. For our U.S. post- retirement benefit plans, we used a weighted-average long-term rate of return on assets of 7.75%.

Actuarial assumptions are based on our best estimates and judgment. Material changes may occur in retirement benefit costs in the future if these assumptions differ from actual events or experience. We performed a sensitivity analysis on the discount rate, which is the key assumption in calculating the pension and post-retirement benefit obligations. Each change of 25 basis points in the discount rate assumption would have an estimated $0.6 million impact on annual net retirement benefit costs and a $36 million impact on benefit obligations. Each change of 25 basis points in the expected rate of return assumption would have an estimated $2.7 million annual impact on net retirement benefit costs.

Recent Accounting Pronouncements

The information contained in Part II, Item 8 in Note 1 under the heading “Recent Accounting Pronouncements” is hereby incorporated by reference into this Part II, Item 7.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

A 10% weighted-average worldwide interest rate movement affecting our fixed and floating rate financial instruments as of December 31, 2007 and, including investments and debt obligations, would not have had a significant effect on our financial position, results of operations and cash flows over the next fiscal year, assuming that the debt and investment balances remained consistent.

A 10% weighted-average worldwide interest rate movement affecting our fixed and floating rate financial instruments as of December 31, 2006 and, including investments and debt obligations, would not have had a significant effect on our financial position, results of operations and cash flows over the next fiscal year, assuming that the debt and investment balances remained consistent.

With the objective of protecting our cash flows and earnings from the impact of fluctuations in interest rates, while minimizing the cost of capital, we may enter into interest rate swaps. As of December 31, 2007, there were no interest rate swaps outstanding.

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

Based on our overall currency rate exposures at December 31, 2007, including derivative financial instruments and non-functional currency-denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar would not have a significant effect on our financial position, results of operations and cash flows over the next fiscal year. In 2006, a near-term 10% appreciation or depreciation of the U.S. dollar would also not have had a significant effect.

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

If the prices of our available-for-sale equity securities were to increase or decrease 10% from their fair values as of December 31, 2007, it would increase or decrease the investment values by $0.2 million. As of December 31, 2006, a 10% increase or decrease in fair values would have increased or decreased the investment values by $0.3 million. We do not use any derivatives to hedge the fair value of our marketable available-for-sale equity securities.

Item 8.	Financial Statements and Supplementary Data

LSI Corporation

Consolidated Balance Sheets

	December 31,
	2007	2006
	(In thousands, except
	per share amounts)

ASSETS
Cash and cash equivalents	$1,021,569	$327,800
Short-term investments	376,028	681,137
Accounts receivable, less allowances of $10,192 and $13,871	406,368	348,638
Inventories	240,842	209,470
Prepaid expenses and other current assets	147,751	68,692

Total current assets	2,192,558	1,635,737
Property and equipment, net	229,732	86,045
Other intangible assets, net	1,225,196	59,484
Goodwill	499,551	932,323
Other assets	249,353	138,555

Total assets	$4,396,390	$2,852,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$329,444	$200,189
Accrued salaries, wages and benefits	118,990	82,292
Other accrued liabilities	298,343	155,986
Income taxes payable	15,679	88,304

Total current liabilities	762,456	526,771

Long-term debt	717,967	350,000
Pension, post-retirement and other benefits	137,543	—
Income taxes payable — non-current	185,036	—
Other non-current liabilities	108,143	79,400

Total long-term obligations and other liabilities	1,148,689	429,400

Commitments and contingencies (Note 14)
Minority interest in subsidiary	249	235

Stockholders’ equity:
Preferred shares; $.01 par value; 2,000 shares authorized; none outstanding	—	—
Common stock; $.01 par value; 1,300,000 shares authorized; 680,595 and 403,680 shares outstanding	6,806	4,037
Additional paid-in capital	6,152,421	3,102,178
Accumulated deficit	(3,738,522)	(1,220,306)
Accumulated other comprehensive income	64,291	9,829

Total stockholders’ equity	2,484,996	1,895,738

Total liabilities and stockholders’ equity	$4,396,390	$2,852,144

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Corporation

Consolidated Statements of Operations

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Revenues	$2,603,643	$1,982,148	$1,919,250
Cost of revenues	1,699,785	1,158,983	1,150,042

Gross profit	903,858	823,165	769,208
Research and development	655,224	413,432	399,685
Selling, general and administrative	381,409	255,569	238,265
Restructuring of operations and other items, net	148,121	(8,427)	119,052
Goodwill and intangible impairment charges	2,021,463	—	—
Acquired in-process research and development	188,872	4,284	—

(Loss)/income from operations	(2,491,231)	158,307	12,206
Interest expense	(31,020)	(24,263)	(25,283)
Interest income and other, net	46,762	51,277	34,000

(Loss)/income before income taxes and minority interest	(2,475,489)	185,321	20,923
Provision for income taxes	11,326	15,682	26,540

(Loss)/income before minority interest	(2,486,815)	169,639	(5,617)
Minority interest in net income of subsidiary	4	1	6

Net (loss)/income	$(2,486,819)	$169,638	$(5,623)

Net (loss)/income per share:
Basic	$(3,87)	$0.43	$(0.01)

Diluted	$(3,87)	$0.42	$(0.01)

Shares used in computing per share amounts:
Basic	641,823	398,551	390,135

Diluted	641,823	405,163	390,135

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Corporation

Consolidated Statements of Stockholders’ Equity

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Deferred Stock	Accumulated	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Income	Total
	(In thousands)

Balances at December 31, 2004	387,490	$3,875	$2,969,478	$(8,936)	$(1,384,321)	$37,950	$1,618,046
Net loss					(5,623)
Change in foreign currency translation adjustments						(12,976)
Change in unrealized loss on available-for-sale securities						(7,122)

Total comprehensive loss							(25,721)

Issuance to employees under stock option and purchase plans	6,369	64	30,797				30,861
Issuance or return from escrow of common stock in conjunction with acquisitions	156	1	(686)				(685)
Grants of restricted shares			13,427	(13,427)			—
Forfeiture of restricted shares and stock options assumed in an acquisition			(6,739)	6,739			—
Engenio stock option exchange			3,889	(3,889)			—
Amortization of deferred stock compensation				5,449			5,449

Balances at December 31, 2005	394,015	3,940	3,010,166	(14,064)	(1,389,944)	17,852	1,627,950
Net income					169,638
Change in foreign currency translation adjustments						276
Change in unrealized loss on available-for-sale securities						(8,299)

Total comprehensive income							161,615

Adoption of FAS 123R — reclassification of deferred stock compensation			(14,064)	14,064			—
Tax effect of FAS 123R on foreign entities			129				129
Issuance to employees under stock option and purchase plans	8,944	90	60,923				61,013
Issuance of common stock pursuant to restricted stock awards, net	721	7	(3,250)				(3,243)
Amortization of stock-based compensation related to employee stock options			31,338				31,338
Amortization of stock-based compensation related to employee stock purchases			10,842				10,842
Amortization of stock-based compensation related to restricted shares			6,094				6,094

Balances at December 31, 2006	403,680	4,037	3,102,178	—	(1,220,306)	9,829	1,895,738
Net loss					(2,486,819)
Cumulative effect adjustment to accumulated deficit with respect to the adoption of FIN 48					(27,193)
Adoption of EITF 06-02 — sabbatical leave					(4,204)
Change in foreign currency translation adjustments						6,982
Change in unrealized gain on available-for-sale securities, net of tax $197						5,682
Actuarial gain on pension and post-retirement plan, net of tax $26,122						41,798

Total comprehensive loss							(2,463,754)

Issuance of common stock in connection with Agere merger	368,002	3,680	3,641,384				3,645,064
Agere restricted stock units & options vested as of acquisition date			50,158				50,158
Repurchase of shares	(102,642)	(1,026)	(769,726)				(770,752)
Issuance to employees under stock option and purchase plans	7,176	71	46,238				46,309
Issuance of common stock pursuant to restricted stock awards, net	4,379	44	(11,869)				(11,825)
Amortization of stock-based compensation related to employee stock options			47,127				47,127
Amortization of stock-based compensation related to employee stock purchase plan			11,757				11,757
Amortization of stock-based compensation related to restricted shares			35,174				35,174

Balances at December 31, 2007	680,595	$6,806	$6,152,421	$—	$(3,738,522)	$64,291	$2,484,996

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Operating activities:
Net (loss)/income	$(2,486,819)	$169,638	$(5,623)
Adjustments:
Depreciation and amortization	278,542	82,263	146,169
Stock-based compensation expense	77,267	47,049	5,449
Non-cash restructuring and other items	98,909	(713)	88,224
Goodwill and intangible impairment charges	2,021,463	—	—
Acquired in-process research and development	188,872	4,284	—
Gain on sale of intellectual property	—	(15,000)	—
Gain on sale of Gresham manufacturing facility and associated intellectual property	—	(12,553)	—
Write-off of intangible assets acquired in a purchase business combination	—	3,325	—
Gain on repurchase of Convertible Subordinated Notes	—	—	(4,123)
Loss on write-down of equity securities/(gain) on sale of equity securities	2,396	(6,727)	(6,475)
(Gain)/loss on sale of property and equipment, including assets held-for-sale	(9,399)	(252)	27
Non-cash foreign exchange loss/(gain)	4,207	(1,089)	(11,491)
Changes in deferred tax assets and liabilities	(3,619)	(98)	14,220
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	174,962	(24,617)	(51,305)
Inventories	74,708	(18,062)	24,086
Prepaid expenses and other assets	21,557	(24,858)	(22,582)
Accounts payable	(39,162)	23,338	46,998
Accrued and other liabilities	(108,885)	21,223	25,129

Net cash provided by operating activities	294,999	247,151	248,703

Investing activities:
Purchase of debt securities available-for-sale	(303,407)	(603,624)	(550,912)
Proceeds from maturities and sales of debt securities available-for-sale	616,224	595,135	462,530
Purchases of convertible notes/equity securities	(10,500)	(8,150)	(150)
Proceeds from sales of equity securities	—	11,876	11,105
Purchases of property, equipment and software	(102,823)	(58,671)	(48,055)
Proceeds from sale of property and equipment	16,166	118	4,894
Proceeds from sale of Consumer Group	22,555	—	—
Proceeds from sale of Mobility Products Group, net of transaction costs	445,500	—	—
Proceeds from sale of semiconductor operations in Thailand, net of transaction costs	49,600	—	—
Proceeds from sale of intellectual property	—	22,670	—
Proceeds from sale of Fort Collins facility	—	10,998	—
Proceeds from sale of Colorado Springs facility	—	7,029	—
Proceeds from sale of Gresham manufacturing facility	—	96,426	—
Proceeds from sale of intellectual property associated with the Gresham manufacturing facility	—	5,100	—
Cash acquired from acquisition of Agere, net of acquisition costs	517,712	—	—
Acquisitions of other companies, net of cash acquired	(132,830)	(55,328)	—
Adjustment to goodwill acquired in a prior year for resolution of a pre-acquisition income tax contingency	3,230	2,282	36,307

Net cash provided by/(used in) investing activities	1,121,427	25,861	(84,281)

Financing activities:
Repurchase of Convertible Subordinated Notes	—	—	(148,126)
Repayment of debt obligations	—	(271,848)	(129)
Issuance of common stock	46,280	61,014	30,862
Purchase of common stock under repurchase programs	(770,752)	—	—

Net cash used in financing activities	(724,472)	(210,834)	(117,393)

Effect of exchange rate changes on cash and cash equivalents	1,815	973	(1,103)

Increase in cash and cash equivalents	693,769	63,151	45,926
Cash and cash equivalents at beginning of year	327,800	264,649	218,723

Cash and cash equivalents at end of year	$1,021,569	$327,800	$264,649

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Corporation

Notes to Consolidated Financial Statements

Note 1 —	Significant Accounting Policies

Nature of the business:  LSI Corporation (“LSI” or the “Company”) designs, develops and markets complex, high-performance semiconductors and storage systems. The Company provides silicon-to-system solutions that are used at the core of products that create, store, consume and transport digital information. The Company offers a broad portfolio of capabilities including custom and standard product integrated circuits used in hard disk drives, high-speed communication systems, computer servers, storage systems, and personal computers. The Company also offers external storage systems, host adapter boards and software applications for attaching storage devices to computer servers and for storage area networks.

The Company operates in two reportable segments — the Semiconductor segment and the Storage Systems segment — in which the Company offers products and services for a variety of electronic systems applications. LSI’s products are marketed primarily to OEMs that sell products to the Company’s target end customers.

Basis of presentation:  The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

On April 2, 2007, the Company acquired Agere Systems Inc. (“Agere”) through the merger of Agere and a subsidiary of the Company.

Minority interest in a subsidiary represents the minority stockholders’ proportionate share of the net assets and the results of operations for a majority-owned subsidiary in Japan. Sales of common stock of the Company’s subsidiary and purchases of such shares may result in changes in the Company’s proportionate share of the subsidiary’s net assets. At December 31, 2007, the Company owned approximately 99.84% of the Japanese affiliate.

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

Amortization of intangibles, which was previously included in operating expenses, has been reclassified to cost of revenues for the years ended December 31, 2006 and 2005 to conform to the current year presentation.

Use of estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from these estimates.

Acquisitions:  The estimated fair value of acquired assets and assumed liabilities and the results of operations of purchased businesses are included in the Company’s consolidated financial statements from the effective date of the purchase. The total purchase price is allocated to the estimated fair value of assets acquired and liabilities assumed based on management estimates. The purchase price includes direct acquisition costs consisting of investment banking, legal and accounting fees.

Revenue recognition:  The majority of the Company’s product revenues are recognized upon shipment, when persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred and collection of resulting receivables is reasonably assured (or probable in the case of software). Standard products sold to distributors are subject to specific rights of return, and revenue recognition is deferred until the distributor sells the product to a third party. Revenues from the licensing of the Company’s design and manufacturing technology are recognized when the significant contractual obligations have been fulfilled. Royalty revenues are

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

recognized upon the sale of products subject to royalties. All amounts billed to a customer related to shipping and handling are classified as revenues, while all costs incurred by the Company for shipping and handling are classified as cost of revenues. Consideration given to customers, when offered, is primarily in the form of discounts and rebates, and is accounted for as a reduction to revenues in the period the related sale is made. Reserves for estimated sales returns are established based on historical returns experience. The Company has substantial historical experience to form a basis for estimating returns when products are shipped.

In arrangements where software is more than incidental to the arrangement as a whole, which includes a combination of the Company’s hardware and premium software products that are also sold separately, the Company follows the guidance in EITF 03-05 and accounts for the entire arrangement as a sale of software and software-related items because the software is essential to the functionality of the hardware, as the software provides the majority of the value-added features and differentiated performance of the Company’s products.

Sales arrangements that include a combination of storage systems hardware, software and/or services are multiple element arrangements. Revenues from multiple element arrangements that include software that is more than incidental to the product being sold and that include a combination of storage systems hardware, premium software, services and post-contract customer support, are allocated to the separate elements based on relative fair values, which are determined based on the prices when the items are sold separately.

Earnings per share:  Basic earnings per share (“EPS”) is computed by dividing net (loss)/income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is computed using the weighted-average number of common and potentially dilutive common shares outstanding during the period using the treasury-stock method for outstanding stock options and restricted stock awards and the if-converted method for convertible notes. Under the treasury stock method, the amount the employee must pay for exercising stock options and employee stock purchase rights, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

A reconciliation of the numerators and denominators of the basic and diluted per share amount computations is as follows:

	Year Ended December 31,
	2007			2006			2005
			Per-Share			Per-Share			Per-Share
	(Loss)*	Shares+	Amount	Income*	Shares+	Amount	(Loss)*	Shares+	Amount
	(In thousands except per share amounts)

Basic EPS:
Net (loss)/income available to common stockholders	$(2,486,819)	641,823	$(3.87)	$169,638	398,551	$0.43	$(5,623)	390,135	$(0.01)
Stock options, employee stock purchase rights and restricted stock awards	—	—	—	—	6,612	—	—	—	—
Diluted EPS:
Net (loss)/income available to common stockholders	$(2,486,819)	641,823	$(3.87)	$169,638	405,163	$0.42	$(5,623)	390,135	$(0.01)

*	Numerator

+	Denominator

Options to purchase 93,011,016, 45,379,128 and 70,618,481 shares outstanding for the years ended December 31, 2007, 2006 and 2005, respectively, were excluded from the computation of diluted shares because of their antidilutive effect on net (loss)/income per share.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

For the year ended December 31, 2007, 43,810,596 weighted average potentially dilutive shares associated with convertible notes were excluded from the calculation of diluted shares because of their antidilutive effect on net loss per share. For the years ended December 31, 2006 and 2005, 34,676,681 and 38,411,403 weighted average potentially dilutive shares, respectively, associated with convertible notes were excluded from the calculation of diluted shares because of their antidilutive effect on net income/(loss) per share.

Stock-Based Compensation Expense:  On January 1, 2006, the Company adopted FAS 123R, using the modified prospective transition method. In accordance with this transition method, the Company began recognizing compensation expense for all share-based awards granted after January 1, 2006 plus unvested awards granted on or prior to January 1, 2006. No restatement of prior periods has been made. The estimated fair value of the equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. If factors change and the Company employs different assumptions, stock-based compensation expense may differ significantly from what the Company has recorded in the prior years.

Advertising:  Advertising costs are charged to expense in the period incurred. Advertising expense was $8.1 million, $5.0 million and $4.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Sales and value added taxes:  Taxes collected from customers and remitted to governmental authorities are presented on a net basis in the Company’s consolidated statements of operations.

Cash equivalents:  All highly liquid investments purchased with an original maturity of 90 days or less are considered to be cash equivalents. Cash equivalents are reported at amortized cost plus accrued interest.

Accounts receivable and allowance for doubtful accounts: Trade receivables are reported in the balance sheet reduced by an allowance for doubtful accounts reflecting estimated losses resulting from receivables not considered to be collectible. The allowance for doubtful accounts is estimated by evaluating customers’ payment history and credit worthiness as well as current economic and market trends.

Investments:  Available-for-sale investments include marketable short-term investments and long-term investments in marketable shares of technology companies. Short-term investments in marketable debt securities are reported at fair value and include all debt securities regardless of their maturity dates. Long-term investments in marketable equity securities are reported at fair value with unrealized gains and losses, net of related tax, recorded as a separate component of comprehensive income in stockholders’ equity until realized. The investments in long-term non-marketable equity securities are recorded at cost and consist primarily of non-marketable common and preferred stock of various technology companies. Gains and losses on securities sold are determined based on the specific identification method and are included in interest income and other, net in the statement of operations. The Company does not hold any of these securities for speculative or trading purposes.

For all investment securities, unrealized losses that are considered to be other than temporary are considered impairment losses and recognized as a component of interest income and other, net in the statement of operations. In order to determine if impairment has occurred, the Company reviews the financial performance and outlook of each investee and industry performance. For marketable equity securities, impairment losses are measured using the closing trading prices of the marketable securities on the date management determined that the investments were impaired. For non-marketable equity securities, impairment losses are generally measured by using pricing in current rounds of financing. The fair values of the Company’s non-marketable equity investments are not estimated unless there are identified events or changes in circumstances that may have a significant adverse effect on the investment.

Inventories:  Inventories are stated at the lower of cost or market. Cost is computed on a first-in, first-out basis for raw materials, work-in-process and finished goods. Inventory reserves are established when conditions indicate that the selling price could be less than cost due to physical deterioration, obsolescence, changes in price levels, or

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

other causes. Reserves are established for excess inventory generally based on inventory levels in excess of 12 months of demand, as judged by management, for each specific product.

Property and equipment:  Property and equipment are recorded at cost. Depreciation and amortization for property and equipment are calculated based on the straight-line method over the estimated useful lives of the assets as presented below:

Buildings and improvements	20-40 years
Equipment	3-5 years
Furniture and fixtures	5 years

Amortization of leasehold improvements is computed using the shorter of the remaining term of the related leases or the estimated useful lives of the improvements. While the majority of the Company’s equipment is depreciated over a three- to five-year period, some tools are being depreciated over a seven-year period.

Software:  The Company capitalizes both purchased software and software development costs. Purchased software primarily includes software and external consulting fees related to the purchase and implementation of software projects used for business operations and engineering design activities. Capitalized software projects are amortized over the estimated useful lives of the projects, typically a two- to five-year period. Development costs for software that will be sold to customers and/or embedded in certain hardware products are capitalized beginning when a product’s technological feasibility has been established. Prior to the establishment of technological feasibility, software development costs are expensed as research and development. Capitalized development costs are amortized on a straight-line basis to cost of revenues when software is ready for general release to customers over the estimated useful life of the product, typically an 18- to 24-month period. Software amortization totaling $19.1 million, $13.8 million and $14.2 million was included in the Company’s results of operations during 2007, 2006 and 2005, respectively. On a quarterly basis, the Company assesses the realizability of each software product. The amount by which the unamortized capitalized software development costs exceed the estimated net realizable value is written off immediately.

Impairment of long-lived assets:  The Company evaluates the carrying value of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use and eventual disposition of the asset. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. When assets are removed from operations and held for sale, the impairment loss is estimated as the excess of the carrying value of the assets over their fair value.

Goodwill:  The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s two reporting units are Semiconductor and Storage Systems. Impairment, if any, would be determined based on an implied fair value model for determining the carrying value of goodwill. The impairment test is a two-step process. The first step requires comparing the fair value of each reporting unit to its net book value. The Company uses management estimates of future cash flows to perform the first step of the goodwill impairment test. Management’s estimates include assumptions about future conditions such as future revenues, gross margins and operating expenses. The second step is only performed if impairment is indicated after the first step is performed, and involves measuring the actual impairment to goodwill.

Fair value disclosures of financial instruments:  The estimated fair value of financial instruments is determined by the Company, using available market information and valuation methodologies considered to be appropriate. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts. The fair value of investments, derivative

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

instruments and convertible debt are based on market data. Carrying amounts of accounts receivable and accounts payable approximate fair value due to the short maturity of these financial instruments.

Derivative instruments:  All of the Company’s derivative instruments are recognized as assets or liabilities in the statement of financial position and measured at fair value. The Company does not enter into derivative financial instruments for speculative or trading purposes. On the date a derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair-value” hedge), as a hedge of the variability of cash flows to be received (“cash-flow” hedge), or as a foreign-currency hedge. Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current period earnings. Effective changes in the fair value of a derivative that is highly effective and is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income until earnings are affected by the variability of the cash flows. Changes in the fair value of derivatives that are highly effective and are designated and qualify as a foreign-currency hedge are recorded in either current period earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge (e.g., a hedge of a firm commitment that is to be settled in a foreign currency) or a cash-flow hedge (e.g., a foreign-currency-denominated forecasted transaction).

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

Concentration of credit risk of financial instruments:  Financial instruments that potentially subject the Company to credit risk consist of cash equivalents, short-term investments and accounts receivable. Cash equivalents and short-term investments are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. A majority of the Company’s trade receivables are derived from sales to large multinational computer, communication, networking and storage manufacturers,

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

with the remainder distributed across other industries. There were two customers that accounted for 25% and 14% of trade receivables as of December 31, 2007 and two customers that accounted for 24% and 13% of trade receivables as of December 31, 2006. Concentrations of credit risk with respect to all other trade receivables are considered to be limited due to the quantity of customers comprising the Company’s customer base and their dispersion across industries and geographies. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as considered necessary. Write-offs of uncollectible amounts have not been significant.

Product warranties:  The Company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to five years. A liability for estimated future costs under product warranties is recorded when products are shipped.

Litigation and settlement costs:  The Company is involved in legal actions arising in the ordinary course of business. The Company records an estimated loss for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (ii) the amount of loss can be reasonably estimated.

Income taxes:  The calculation of the Company’s tax provision involves the application of complex tax rules and regulations within multiple jurisdictions throughout the world. The Company’s tax liabilities include estimates for all income-related taxes that the Company believes are probable and that can be reasonably estimated. To the extent that the Company’s estimates are understated, additional charges to the provision for income taxes would be recorded in the period in which the Company determines such understatement. If the Company’s income tax estimates are overstated, income tax benefits will be recognized when realized.

Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.

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

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The Company adopted the provisions of FIN 48 as of January 1, 2007. The Company recognized the cumulative effect of adoption as a $3.4 million increase to the opening balance of accumulated deficit as of January 1, 2007. During the fourth quarter of 2007, the Company recorded an additional increase to the opening balance of the accumulated deficit as of January 1, 2007 of $23.8 million relating to the cumulative effect of adopting FIN 48, with the offset to deferred tax liability. The amount of unrecognized tax benefit as of the date of adoption after the FIN 48 adjustment was $132.9 million. See Note 12.

The Company recognizes interest and penalties accrued in relation to unrecognized tax benefits in tax expense. As of the date of adoption, the Company had accrued approximately $32.3 million for the payment of interest and penalties.

The amount of the unrecognized tax benefit acquired from Agere on April 2, 2007 was $65.2 million. Acquired accrued interest and penalties from Agere were approximately $10.7 million.

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

The impact of the adoption of FIN 48 and EITF 06-02 on the opening balance of accumulated deficit as of January 1, 2007 is as follows (in thousands):

Accumulated deficit as of December 31, 2006	$(1,220,306)
Impact of adoption of FIN 48	(27,193)
Impact of adoption of EITF 06-02	(4,204)

Accumulated deficit as of January 1, 2007	$(1,251,703)

In September 2006, the FASB issued Statement No. 157 (“FAS 157”), “Fair Value Measurements.” FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. FAS 157 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP157-2), which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. FSP 157-2 is effective upon issuance. As of January 1, 2008, the Company adopted FAS 157 and the adoption had no material impact to the Company’s consolidated balance sheet and statement of operations.

In September 2006, the FASB issued Statement No. 158 (“FAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans,” which amends FAS No. 87, “Employers’ Accounting for Pensions,” FAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” FAS No. 106, “Employers’ Accounting for Post-retirement Benefits Other than Pensions,” and FAS No. 132(R), “Employers’ Disclosure about Pensions and Other Post-retirement Benefits — an amendment of FASB Statements No. 87, 88 and 106.” FAS 158 requires an entity to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status through comprehensive income in the year in which the changes

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

occur. This Statement requires an entity to measure the funded status of a plan as of the date of an entity year-end statement of financial position, with limited exceptions. As a result of the Agere merger, the Company acquired Agere’s pension plans and post-retirement benefit plans. See Note 5.

In February 2007, the FASB issued Statement No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” FAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively, although earlier adoption is permitted. As of January 1, 2008, the Company adopted FAS 159 and the adoption had no material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in acquisition. FAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 141(R) on the Company’s consolidated financial statements.

In December 2007, the FASB issued Emerging Issues Task Force (EITF) Issue No. 07-1 “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 defines collaborative agreements as contractual arrangements that involve a joint operating activity. These arrangements involve two (or more) parties who are both active participants in the activity and that are exposed to significant risks and rewards dependent on the commercial success of the activity. EITF 07-1 provides that a company should report the effects of adoption as a change in accounting principle through retrospective application to all periods and requires additional disclosures about a company’s collaborative arrangements. EITF 07-1 is effective for annual periods beginning after December 15, 2007. As of January 1, 2008, the Company adopted EITF 07-1 and the adoption had no material impact on the Company’s consolidated financial statements.

Note 2 —	Restructuring and other items

2007

The Company recorded a charge of $148.1 million in restructuring of operations and other items, net for the year ended December 31, 2007, consisting of $142.9 million in charges for restructuring of operations and a charge of $5.2 million for other items. A charge of $143.4 million was recorded in the Semiconductor segment and a charge of $4.7 million was recorded in the Storage Systems segment.

Restructuring and impairment of long-lived assets:

The $142.9 million in restructuring charges were the result of the following actions in 2007:

Sale of the Mobility Products Group:

A charge of $95.4 million related to the sale of the Mobility Products Group (“MPG”), consisting of the following:

•	A charge of $17.7 million for the difference between the proceeds of $450 million received and the $467.7 million net book value of MPG at closing;

•	A charge of $27.5 million for future credits the buyer will receive from the Company on purchases of finished goods inventory;

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

•	A charge of $21.8 million for future inventory pricing benefits the buyer will receive for products manufactured at Silicon Manufacturing Partners Pte. Ltd. (“SMP”), a joint venture LSI has with Chartered Semiconductor Manufacturing Ltd. (“Chartered Semiconductor”);

•	A charge of $14.4 million for the acceleration of stock awards previously granted to MPG employees whose positions will be eliminated as part of the sale of MPG; and

•	A charge of $4.5 million for Mobility-related lease termination costs not assumed by Infineon, a $4.5 million charge for estimated transaction costs, a $3.2 million charge for severance and termination benefits for employees and a charge of $1.8 million for the write-off of MPG fixed assets not acquired by the buyer.

On October 24, 2007, the Company completed the sale of its MPG to Infineon Technologies AG for $450 million in cash, plus a performance-based payment of up to $50 million payable in the first quarter of 2009. The Mobility Products Group designed semiconductors and software for cellular telephone handsets and complete chip-level solutions for satellite digital audio radio applications. The Company will be providing operational handling services to Infineon for four years from the date of sale in October 2007 to October 2011, short-term transition services and will be leasing space in its Allentown, PA facility to Infineon. Services performed by LSI during the transition period were primarily related to short-term information system services and priced at fair market value. The facility lease is for a term of 36 months. Infineon pays LSI fair market value for such space rental.

Sale of the Consumer Products Group:

A charge of $14.0 million related to the sale of the Consumer Products Group, (“CPG” or “Consumer Group”) consisting of the following:

•	A credit of $1.3 million for the difference between the $22.6 million received and the $21.3 million net book value of the assets as of the date the transaction closed;

•	A $12.8 million charge for severance and termination benefits for employees; and

•	A $2.5 million charge related to facility lease termination costs not assumed by Magnum.

On July 27, 2007, the Company completed the sale of its Consumer Group to Magnum Semiconductor for approximately $22.6 million in cash received on July 27, 2007, plus a promissory note for $18 million due in 2010 and a warrant to purchase preferred shares of Magnum Semiconductor stock.

Sale of Thailand semiconductor assembly and test operations:

A charge of $5.6 million related to the sale of Thailand assembly and test operations, consisting of the following:

•	A charge of $5.5 million to adjust the carrying value of the assets held for sale to fair market value; and

•	A charge of $0.1 million for the difference between the net proceeds of $99.6 million received and the $99.7 million net book value at closing

On October 2, 2007, the Company completed the sale of its semiconductor assembly and test operations in Thailand to STATS ChipPAC Ltd. (“STATS ChipPAC”) for approximately $100 million with $50 million due upon closing and a $50 million note payable over four years. STATS ChipPAC offered employment to substantially all of the LSI manufacturing employees associated with the facility. The Company also entered into additional agreements with STATS ChipPAC, including a multi-year wafer assembly and test agreement and a transition services agreement.

Under the terms of the wafer assembly agreement, LSI is a customer of STATS ChipPAC, whereby LSI has agreed to utilize STATS ChipPAC for wafer assembly and testing for four years from the date of sale in October

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

2007. The wafer assembly and testing prices under the agreement represent fair market values. The transition services agreement was short-term in nature and priced separately from the overall sale agreement. Services performed by LSI under this agreement were primarily related to short-term information system services and priced at fair market value.

Other restructuring actions and charges

On June 27, 2007, the Company announced a reduction in workforce of approximately 900 positions (inclusive of the Consumer Group) or 13 percent of the Company’s non-production workers across all business and functional areas worldwide. On July 25, 2007, the Company also announced that it would transition semiconductor and storage systems assembly and test operations performed at its facilities in Singapore and Wichita, Kansas to current manufacturing partners. As part of these actions, the Company expects to eliminate approximately 2,100 production positions worldwide. The Company recorded a charge of $27.9 million related to the above actions and other activities, consisting of the following:

•	A charge of $24.6 million for severance and termination benefits for employees, of which $13.3 million related to the general workforce reduction action announced on June 27, 2007, $7.9 million related to workforce reductions planned in 2008, and $3.4 million related to the transition of the Kansas manufacturing operations to manufacturing partners;

•	A charge of $7.4 million to adjust the carrying value of the assets held for sale in Singapore to fair market values and a charge of $1.0 million for certain other asset write-offs;

•	A charge of $1.5 million primarily for changes in sublease assumptions for previously accrued facility lease terminations and $2.0 million to reflect the change in time value of accruals for facility lease terminations;

•	A charge of $1.8 million for the acceleration of stock awards previously granted to employees whose positions will be eliminated related to the planned workforce reductions in January 2008; and

•	A net gain of $10.4 million for the sale of land in Colorado, which had a net book value of $2.0 million. Total proceeds from the sale were $12.4 million.

The following table sets forth the Company’s restructuring reserves as of December 31, 2007, which are included in other accrued liabilities in the balance sheet:

	Balance at	Restructuring	Utilized	Balance at
	December 31,	Expense	During	December 31,
	2006	2007	2007	2007
	(In thousands)

Write-down of excess assets and other liabilities(a)	$—	$75,344	$(75,119)	$225
Lease terminations(b)	23,169	10,672	(10,523)	23,318
Payments to employees for severance(c)	342	56,905	(32,430)	24,817

Total	$23,511	$142,921	$(118,072)	$48,360

(a)	Utilization includes reclassification of $53.8 million to other liability accounts recorded during third quarter.

(b)	The amount utilized represents cash payments. The balance remaining for real estate lease terminations is expected to be paid during the remaining terms of the leases, which extend through 2011.

(c)	The amount utilized represents cash severance payments to employees. The balance remaining for severance is expected to be paid by the end of 2008.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Assets held for sale:

Assets held for sale were included as a component of prepaid expenses and other current assets in the balance sheet for the years ending December 31, 2007 and 2006. Assets held for sale of $26.1 million as of December 31, 2007 included $17.7 million related to land in Gresham, Oregon, $6.8 million related to semiconductor assembly and test facilities in Singapore and $0.9 million related to land held for sale in Colorado. Assets held for sale of $20.1 million as of December 31, 2006 included $17.7 million related to Gresham land held for sale and $2.0 million for land held for sale in Colorado that was sold during the year.

Assets classified as held for sale were recorded at the lower of their carrying amount or fair value less costs to sell and are not depreciated. The fair values of impaired equipment and facilities were researched and estimated by management. The Company reassesses the ability to realize the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of, and therefore, additional adjustments may be necessary.

Restructuring Actions Associated with the Agere Merger:

In connection with the Agere merger, management approved and initiated plans to restructure the operations of Agere to eliminate duplicative activities, reduce cost structure and better align product and operating expenses with existing general economic conditions. Agere restructuring costs were accounted for as liabilities assumed as part of the purchase business combination as of April 2, 2007, in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

The Company established a reserve of $93.4 million as of April 2, 2007, consisting of the following items:

•	A reserve of $50.1 million for severance and termination benefits for employees as a result of the restructuring actions related to the Thailand and Singapore assembly and test facilities;

•	A reserve of $14.5 million for facility lease exit costs, primarily in Singapore and Europe; and

•	A reserve of $28.8 million for stock-related compensation expense associated with employees whose positions were eliminated.

From April 2, 2007 through December 31, 2007, the Company recorded a net charge of $3.3 million to reflect changes in estimates, resulting from the following items:

•	A charge of $1.3 million for changes in assumptions for Singapore lease termination costs;

•	A charge of $1.2 million to reflect a change in time value of accruals for previously recorded facility lease termination costs;

•	A charge of $1.0 million for additional stock compensation charges for employees whose positions were eliminated; and

•	A credit of $0.2 million for changes in estimated payments to employees for severance previously recorded for Thailand and other restructuring actions;

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The following table sets forth restructuring reserves related to the Agere merger as of December 31, 2007, which are included in other accrued liabilities and in other non-current liabilities in the balance sheet, and the activities affecting the reserves during the period from April 2, 2007 to December 31, 2007:

	Balance at	Adjustment	Changes in	Utilized	Balance at
	April 2,	to Opening	Estimates During	During	December 31,
	2007	Balance sheet	2007	2007	2007
	(In thousands)

Lease terminations(a)	$14,464	$21,931	$2,496	$(5,452)	$33,439
Payments to employees for severance(b)	50,087	—	(167)	(30,994)	18,926
Stock compensation charges in accordance with FAS 123R(c)	28,841	—	951	(8,932)	20,860

Total	$93,392	$21,931	$3,280	$(45,378)	$73,225

(a)	The amount utilized represents cash payments. The balance remaining for real estate lease terminations is expected to be paid during the remaining terms of these contracts, which extend through 2013. The adjustment to the opening balance sheet consists of $21.9 million in termination costs for leases related to Agere’s restructuring plans that existed prior to its acquisition by the Company.

(b)	The amount utilized represents cash severance payments to employees. The majority of the balance remaining for severance is expected to be paid by the end of 2008.

(c)	The amount utilized represents stock options exercised or expired. Amounts accrued represent the value of stock options and restricted units LSI expects to accelerate upon termination of the holders’ employment whose positions are to be eliminated. The balance is expected to be utilized by the end of 2009.

Other Items:

During the fourth quarter of 2007, the Company recorded $5.2 million of litigation charges in connection with ongoing litigation matters.

2006

The Company recorded a credit of $8.4 million in restructuring of operations and other items for the year ended December 31, 2006. A credit of $9.6 million was recorded in the Semiconductor segment and a charge of $1.2 million was included in the Storage Systems segment.

The $8.4 million credit of restructuring expenses resulted from the following:

•	Net gains of $38.9 million from the sale of certain zero basis intellectual property, the sale of the Gresham, Oregon manufacturing facility and related manufacturing process intellectual property to ON Semiconductor, and from the sale of the Company’s ZSP digital signal processor technology;

•	A charge of $17.0 million for severance and termination benefits for employees, primarily related to the broad-based reorganization that was announced in August 2005;

•	A charge of $6.0 million primarily for the write-off of some intangible assets acquired in a purchase business combination and other exit costs including contract termination costs; and

•	A charge of $6.0 million primarily for changes in sublease assumptions for previously accrued facility lease termination costs and additional $1.5 million to reflect the change in time value of accruals for facility lease termination costs.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Sale of the Gresham facility:

In May 2006, the Company completed the sale of the Company’s Gresham, Oregon manufacturing facility to ON Semiconductor for approximately $105.0 million in cash, of which $90.0 million in cash was received in the second quarter of 2006 and $15.0 million was received early in the third quarter of 2006. Under the terms of the agreement, ON Semiconductor offered employment to substantially all of the LSI manufacturing employees based at the Gresham site, with the remaining non-manufacturing workforce expected to continue their employment with LSI. ON Semiconductor also entered into additional agreements with LSI, including a multi-year wafer supply and test agreement, intellectual property license agreement, transition services agreement and a facilities use agreement.

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

In the fourth quarter of 2007, the wafer supply agreement was amended to increase the total wafer purchase amount by $3.8 million to a total of $202.6 million and to extend the wafer supply agreement ending date to the fourth quarter of 2008.

The following table sets forth the Company’s restructuring reserves as of December 31, 2006, which are included in other accrued liabilities in the balance sheet:

	Balance at	Restructuring		Utilized	Balance at
	December 31,	Expense	Release of	During	December 31,
	2005	2006	Reserve	2006	2006
	(In thousands)

Write-down of excess assets and decommissioning costs(a)	$4,993	$(34,390)	$(188)	$29,585	$—
Lease terminations and maintenance contracts(b)	22,287	7,462	—	(6,580)	23,169
Facility closure and other exit costs(c)	—	1,510	—	(1,510)	—
Payments to employees for severance(d)	5,395	16,991	(422)	(21,622)	342

Total	$32,675	$(8,427)	$(610)	$(127)	$23,511

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

(a)	The credit includes the gain from the sale of the Gresham facility described above. The remaining balance was utilized during the third quarter of 2006.

(b)	The amount utilized represents cash payments. The balance remaining for real estate lease terminations will be paid during the remaining terms of these contracts, which extend through 2011.

(c)	The amounts utilized represents cash payments.

(d)	The amount utilized represents (i) cash severance payments to 190 employees during the year ended December 31, 2006 and (ii) cash payments for one-time termination benefits for 512 employees associated with the sale of the Gresham manufacturing facility.

2005

The Company recorded charges of $119.1 million in restructuring of operations and other items, net for the year ended December 31, 2005, consisting of $113.7 million in charges for restructuring of operations and impairment of long-lived assets and a charge of $5.4 million for other items. Of these charges, $115.9 million was recorded in the Semiconductor segment and $3.2 million was included in the Storage Systems segment.

Restructuring and impairment of long-lived assets:

The Company recorded an asset impairment charge in connection with the announcement of the sale of its Gresham manufacturing facility calculated in accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The fair market values for the Gresham facility were thoroughly researched and estimated by management. In addition, the Company announced workforce reductions for approximately 80 positions in the Gresham facility. The Company also established a retention bonus arrangement for approximately 500 employees to induce them to stay until the facility was sold. Each employee who stayed and rendered service until the sale of the Gresham facility received a termination benefit, which was paid after the sale of the facility. These actions and related charges were associated with the Semiconductor segment.

The $113.7 million in charges resulted from the following:

•	A charge of $91.1 million directly associated with the decision to sell the Gresham manufacturing facility, consisting of the following:

•	A charge of $85.2 million for write-down of assets;

•	A charge of $4.8 million for estimated selling costs; and

•	A charge of $1.1 million for severance and termination benefits for employees.

•	A charge of $9.9 million primarily for changes in sublease assumptions for previously accrued facility lease termination costs and additional $1.6 million to reflect the change in time value of accruals for facility lease termination costs;

•	A charge of $6.2 million for severance and termination benefits for employees, primarily related to the broad-based reorganization that was announced in August 2005; and

•	A charge of $4.9 million primarily for the write-down of assets and facility closure costs as a result of consolidation of additional non-manufacturing facilities.

Other Items:

During the second quarter of 2005, the Company recorded a charge of $5.4 million in other items, primarily resulting from the departure of the Company’s former Chief Executive Officer.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Note 3 —	Common Stock, Stock-Based Compensation and Other Employee Compensation Plans

On January 1, 2006, the Company adopted the fair value recognition provisions of FAS 123R “Share-Based Payments,” using the modified prospective transition method. In accordance with the modified prospective transition method, the Company began recognizing compensation expense for all share-based awards granted on or after January 1, 2006, plus unvested awards granted prior to January 1, 2006. Under this method of implementation, no restatement of prior periods has been made. The cumulative effect of adopting FAS 123R was not significant.

Description of the Company’s Equity Compensation Plans

2003 Equity Incentive Plan (the “2003 Plan”):  Under the 2003 Plan, the Company may grant stock options or restricted stock units to employees, officers and consultants with an exercise price that is no less than the fair market value of the stock on the date of grant. No participant may be granted more than 0.5 million of restricted stock units in any year. The term of each option or restricted stock unit is determined by the Board of Directors or its delegate and, for option grants on or after February 12, 2004, is generally seven years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant. As of December 31, 2007, the 2003 Plan had approximately 1.8 million common shares available for future grants.

1991 Equity Incentive Plan (the “1991 Plan”):  Under the 1991 Plan, the Company may grant stock options to employees, officers and consultants, with an exercise price that is no less than the fair market value of the stock on the date of grant. The term of each option is determined by the Board of Directors or its committee and, for options granted prior to February 12, 2004, was generally ten years. For options granted on or after February 12, 2004, the term of the options is generally seven years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant. With respect to shares previously approved by stockholders, no incentive stock options may be granted under the 1991 plan after March 2001. As of December 31, 2007, the 1991 Plan had approximately 40.2 million common shares available for future grants.

1995 Director Option Plan (the “1995 Director Plan”):  Under the 1995 Director Plan, new directors receive an initial grant of options to purchase 30,000 shares of common stock and directors receive subsequent automatic grants of options to purchase 30,000 shares of common stock each year thereafter. The exercise price of the options granted is equal to the fair market value of the stock on the date of grant. The term of each option is ten years. The initial grants vest in annual increments of 25% per year, commencing one year from the date of grant. Subsequent option grants become exercisable in full six months after the grant date. As of December 31, 2007, the 1995 Director Plan had approximately 0.8 million common shares available for future grants.

1999 Nonstatutory Stock Option Plan (the “1999 Plan”):  Under the 1999 Plan, the Company may grant nonstatutory stock options to its employees, excluding officers, with an exercise price that is no less than the fair market value of the stock on the date of grant. The term of each option is determined by the Board of Directors or its delegate and, for options granted prior to February 12, 2004, was generally ten years. For options granted on or after February 12, 2004, the term of the options is generally seven years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant. As of December 31, 2007, the 1999 Plan had approximately 8.0 million common shares available for future grants.

Employee Stock Purchase Plan, as amended and restated (“US ESPP”):  Under the US ESPP, rights are granted to LSI employees in the United States to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of a 12-month offering period or the end of each six-month purchase period within such an offering period. The maximum number of shares that can be purchased in a single purchase period is 1,000 shares per employee. There are 13.2 million shares remaining available for future issuance under this plan, of which 9 million shares were added to the plan by stockholder approval in 2006. The US ESPP includes an annual replenishment calculated at 1.15% of the Company’s common stock issued and outstanding at the fiscal year

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

end less the number of shares available for future grants under the US ESPP. No shares have been added to the US ESPP from the annual replenishment since January 2001.

International Employee Stock Purchase Plan (“IESPP”):  Under the IESPP, rights are granted to LSI employees (excluding executive officers) outside of the United States to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of a 12-month offering period or the end of each six-month purchase period within such an offering period. There are approximately 1.2 million shares remaining available for future issuance under the IESPP.

Sales under the US ESPP and IESPP in 2007, 2006, and 2005 were approximately 4.0 million, 3.6 million and 4.3 million shares of common stock at an average price of $6.03, $6.69 and $4.49 per share, respectively.

Stock-Based Compensation Expense under FAS 123R

Stock-based compensation expense related to the Company’s employee stock options, stock purchase plans and restricted stock unit awards under FAS 123R in the consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 was $77.3 million, $47.0 million and $5.4 million, respectively, as shown in the table below. Stock-based compensation costs capitalized to inventory and software for the year ended December 31, 2007 were not significant.

	Year Ended December 31,
Stock-based Compensation Expense Included In:	2007	2006	2005
	(In thousands)

Cost of revenues	$10,711	$6,903	$744
Research and development	31,743	17,397	2,373
Selling, general and administrative	34,813	22,749	2,332

Total stock-based compensation expense	$77,267	$47,049	$5,449

For the years ended December 31, 2007 and 2006, the estimated fair value of the stock-based awards, less expected forfeitures, was amortized over each award’s vesting period (the requisite service period) on a straight-line basis.

Prior to January 1, 2006, the Company accounted for stock-based compensation awards using the intrinsic value method under APB 25, “Accounting for Stock Issued to Employees,” and related interpretations and followed the disclosure-only provisions of FAS 123, “Accounting for Stock-Based Compensation,” as amended. Such disclosure-only provisions are also referred to herein as pro forma financial information. Under APB 25 and related interpretations, compensation costs for stock options, if any, were measured as the excess of the quoted market price on the date of grant over the exercise price and recognized over the vesting period on a straight-line basis. The Company’s policy is to grant stock options with an exercise price no less than the quoted closing market price of the Company’s stock on the date of grant.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Stock Options:

The fair value of each option grant is estimated on the date of grant using a reduced form calibrated binomial lattice model (the “lattice model”). This model requires the use of historical data for employee exercise behavior and the use of assumptions outlined in the following table:

	Year Ended December 31,
	2007	2006

Weighted average estimated grant date fair value per share	$3.05	$3.30
Weighted average assumptions in calculation:
Expected life (years)	4.29	4.33
Risk-free interest rate	4.50%	4.78%
Volatility	47%	48%

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

The Company uses an equally weighted combination of historical and implied volatilities as of the grant date. The historical volatility is the standard deviation of the daily stock returns for LSI from the date of the Company’s initial public offering in 1983. For the implied volatilities, the Company uses near-the-money exchange-traded call options, as stock options are call options that are granted at-the-money. The historical and implied volatilities are annualized and equally weighted to determine the volatilities as of the grant date. Prior to January 1, 2006, the Company used historical implied stock price volatilities in accordance with FAS 123 for purposes of pro forma disclosures under FAS 123. Management believes that the equally weighted combination of historical and implied volatilities is more representative of future stock price trends than sole use of historical implied volatilities.

The lattice model assumes that employees’ exercise behavior is a function of the option’s remaining vested life and the extent to which the option is in-the-money. The lattice model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations for all past option grants made by the Company since the initial public offering of its common stock in 1983.

Because stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. For the Company’s pro forma information required under FAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The following table summarizes changes in stock options outstanding during each of the years ended December 31, 2007, 2006 and 2005 (share amounts in thousands):

	2007		2006		2005
		Weighted Average		Weighted Average		Weighted Average
	Number of	Exercise Price	Number of	Exercise Price	Number of	Exercise Price
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Options outstanding at January 1,	56,750	$11.92	70,618	$13.21	67,733	$14.57
Options assumed in Agere Acquisition	48,884	22.41	—	—	—	—
Options canceled	(17,295)	(15.56)	(16,130)	(18.02)	(11,555)	(14.63)
Options granted	15,628	8.61	7,781	9.17	16,493	7.67
Options exercised	(3,725)	(5.91)	(5,519)	(6.71)	(2,053)	(5.68)

Options outstanding at December 31,	100,242	$16.12	56,750	$11.92	70,618	$13.21

Options exercisable at December 31,	67,124	$20.12	35,638	$14.29	44,489	$16.52

For the options outstanding and exercisable as of December 31, 2007, the weighted average remaining contractual term was 3.66 and 2.71 years, respectively, and the average intrinsic value was $3.6 million and $2.9 million, respectively.

As of December 31, 2007, the total unrecognized compensation expense related to nonvested stock options, net of estimated forfeitures, was $100.9 million and is expected to be recognized over the next 2.6 years on a weighted average basis. The total intrinsic value of options exercised during the year ended December 31, 2007 was $7.7 million. Cash received from stock option exercises during the year ended December 31, 2007 was $22.0 million.

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

Employee Stock Purchase Plans:

Compensation expense for the Company’s two employee stock purchase plans (“ESPPs” — US ESPP and IESPP) is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. For disclosure purposes, the Company has included the assumptions that went into the calculation of fair value for the May and November 2007 and 2006 grants as follows:

	Year Ended December 31,
	2007	2006

Weighted average estimated grant date fair value per share	$2.09	$2.92
Weighted average assumptions in calculation:
Expected life (years)	0.7	0.7
Risk-free interest rate	4%	5%
Volatility	42%	35%

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Restricted Stock Awards:

Under the 2003 Plan, the Company may grant restricted stock awards. No participant may be granted more than a total of 0.5 million shares of restricted stock or restricted stock units in any year. The Company typically grants restricted stock units. The vesting requirements for the restricted stock awards are determined by the Board of Directors, and typically vesting of restricted stock awards is subject to the employee’s continuing service to the Company. The cost of these awards is determined using the fair value of the Company’s common stock on the date of grant and compensation expense is recognized over the vesting period on a straight-line basis.

A summary of the changes in restricted stock awards outstanding is presented below:

	2007	2006
	Number of Shares
	(In thousands)

Non-vested shares at January 1	1,910	2,375
Assumed in Agere Acquisition	9,141	—
Granted	4,337	733
Vested	(5,555)	(928)
Forfeited	(656)	(270)

Non-vested shares at December 31	9,177	1,910

Restricted stock awards of the Company’s common stock granted during the years ended December 31, 2007, 2006 and 2005 are as follows (share amounts in thousands):

	2007		2006		2005
		Weighted Average		Weighted Average		Weighted Average
	Number of	Grant Date Fair	Number of	Grant Date Fair	Number of	Grant Date Fair
	Shares	Value per Share	Shares	Value per Share	Shares	Value per Share

Restricted stock awards granted	4,337	$8.20	733	$9.45	2,125	$6.32

As of December 31, 2007, the total unrecognized compensation expense related to restricted stock awards, net of estimated forfeitures, was $61.2 million and is expected to be recognized over the next 2.4 years on a weighted average basis. The fair value of shares vested during the year ended December 31, 2007 was $37.0 million.

There are a total of approximately 160.2 million shares of common stock reserved for issuance upon exercise of options and vesting of restricted stock awards, including options available for future grants, outstanding under all of the Company’s stock option plans.

Income Taxes:

In November 2005, the FASB issued Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected the alternative transition method (short-cut method) as set forth in the FASB Staff Position No. FAS 123R-3. In addition, in accordance with FAS 123R, FAS No. 109, “Accounting for Income Taxes,” and EITF Topic D-32, “Intraperiod Tax Allocation of the Effect of Pretax Income from Continuing Operations,” the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company.

The Company records its stock-based compensation expense in multiple jurisdictions. In jurisdictions where an income tax deduction is allowed and an income tax benefit is realizable, the Company has recognized an income tax benefit. In jurisdictions where an income tax deduction is not allowed or where an income tax benefit is not realizable, an income tax benefit has not been recognized.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Pro Forma Information under FAS 123 for Periods Prior to January 1, 2006

Prior to January 1, 2006, the Company followed the disclosure-only provisions of FAS 123. The following table provides pro forma disclosures as if the Company had recorded compensation costs based on the estimated grant date fair value, as defined by the FAS 123, for awards granted under its stock-based compensation plans. In such case, the Company’s net loss per share would have been adjusted to the pro forma amounts below (in thousands, except per share amounts):

Year Ended
December 31.
2005

Net loss, as reported	$(5,623)
Add: Amortization of non-cash deferred stock compensation determined under the intrinsic value method as reported in net loss, net of related tax effects*	638
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects*	(70,028)

Pro forma net loss	$(75,013)

Loss per share:
Basic and diluted as reported	$(0.01)
Basic and diluted pro forma	$(0.19)

*	This amount excludes amortization of stock-based compensation on restricted stock awards.

The stock-based compensation expense determined under the fair value method, included in the table above, was calculated using the Black-Scholes model. The Black-Scholes model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. This model also requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value. The following weighted average assumptions were used in determining the estimated grant date fair values of employee stock options:

Year Ended
December 31.
2005

Weighted average estimated grant date fair value per share	$3.98
Weighted average assumptions in calculation:
Expected life (years)	3.88
Risk-free interest rate	3.30%
Volatility	67.75%
Dividend yield	—

Forfeitures of stock options and restricted stock awards prior to vesting:  During 2005, forfeitures were recorded related to certain stock options assumed in connection with the C-Cube acquisition that occurred in May 2001, certain restricted shares issued in connection with the acquisition of Accerant in May 2004 and certain restricted shares issued to employees of the Company.

Common Stock

Stock repurchase program:  On July 28, 2000, the Company’s Board of Directors authorized a stock repurchase program in which up to 5.0 million shares of the Company’s common stock may be repurchased in the open market from time to time. On December 4, 2006, the Company announced that its Board of Directors

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

terminated this program and had authorized a stock repurchase program of up to $500.0 million worth of shares of the Company’s common stock. The Company completed this repurchase program in 2007. On August 20, 2007, the Company announced that its Board of Directors had authorized a repurchase program of up to an additional $500.0 million worth of shares of the Company’s common stock. These repurchases are expected to be funded from the Company’s available cash and short-term investments. During 2007 the Company repurchased approximately 102.6 million shares for approximately $770.8 million in cash.

Stock purchase rights:  In November 1988, the Company implemented a plan to protect stockholder value in the event of a proposed takeover of the Company. Under the plan, each share of the Company’s outstanding common stock carries one Preferred Share Purchase Right. Each Preferred Share Purchase Right entitles the holder, under certain circumstances, to purchase one-thousandth of a share of Preferred Stock of the Company or its acquirer at a discounted price. The Preferred Share Purchase Rights are redeemable by the Company and will expire in 2008.

Note 4 —	Business Combinations

The Company actively evaluates strategic acquisitions that build upon the Company’s existing library of intellectual property, human capital and engineering talent, and seeks to increase the Company’s leadership position in the areas in which the Company operates.

During 2007, the Company completed three acquisitions accounted for under the purchase method of accounting. During 2006, the Company made two acquisitions. There were no material acquisitions in 2005. Set forth below is information about material acquisitions (dollars in millions):

2007

				Fair Value of
				Tangible Net
Entity Name;		Total		Assets/		Amortizable	In-Process
Segment Included in;	Acquisition	Purchase	Type of	(Liabilities)		Intangible	Research and
Description of Acquired Business	Date	Price	Consideration	Acquired	Goodwill	Assets	Development

Tarari, Inc.; Semiconductor segment; Silicon and software solutions for security and network control	October 3, 2007	$93.0	$93.0 cash	$6.3	$57.4	$23.3	$6.0
Agere Systems Inc.; Semiconductor segment; Integrated circuit solutions for communications and computing applications	April 2, 2007	$3,720.1	368 million shares of LSI common stock	$231.8	$1,584.2	$1,727.7	$176.4
SiliconStor, Inc.; Semiconductor segment; Silicon solutions for enterprise storage network based on SAS and FC-SATA	March 13, 2007	$56.4	$56.4 cash	$1.5	$37.8	$10.6	$6.5

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

2006

				Fair Value of
				Tangible Net
Entity Name;		Total		Assets/		Amortizable	In-Process
Segment Included in;	Acquisition	Purchase	Type of	(Liabilities)		Intangible	Research and
Description of Acquired Business	Date	Price	Consideration	Acquired	Goodwill	Assets	Development

StoreAge Networking Technologies, Ltd.; Storage segment; SAN storage management and multi-tiered data protection software applications	November 21, 2006	$47.4	$47.4 cash	$(4.6)	$6.1	$43.5	$2.4
Metta Technology; Semiconductor segment; Next generation digital video	November 10, 2006	$6.7	$6.7 cash	$(0.6)	Not applicable — asset purchase	$5.4	$1.9

Merger with Agere.  On April 2, 2007, the Company completed the acquisition of Agere. Agere was a provider of integrated circuit solutions for a variety of computing and communications applications. Some of Agere’s solutions included related software and reference designs. Agere’s solutions were used in products such as hard disk drives, mobile phones, high-speed communications systems and personal computers. Agere also licensed its intellectual property to others. The purpose of the acquisition was to enable the Company to expand its comprehensive set of building block solutions including semiconductors, systems and related software for storage, networking and consumer electronics products that enable businesses and consumers to store, protect and stay connected to their information and digital content and expand its intellectual property portfolio and integrated workforce in the Semiconductor segment.

Upon completion of the merger, each share of Agere common stock outstanding at the effective time of the merger was converted into the right to receive 2.16 shares of LSI common stock. As a result, approximately 368 million shares of LSI common stock were issued to former Agere stockholders. The fair value of the common stock issued was determined using a share price of $9.905 per share, which represented the average closing price of LSI common shares for the period commencing two trading days before and ending two trading days after December 4, 2006, the date that the merger was agreed to and announced. LSI assumed stock options and restricted stock units covering a total of approximately 58 million shares of LSI common stock. The fair value of options assumed was estimated using a reduced form calibrated binomial lattice model and a share price of $9.905 per share, which represents the average closing price of LSI common shares for two trading days before and ending two trading days after December 4, 2006. The value of the options and restricted stock units assumed was reduced by the fair value of unvested options and restricted stock units assumed, based on the price of a share of LSI common stock on April 2, 2007. LSI also guaranteed Agere’s 6.5% Convertible Subordinated Notes due December 15, 2009, the fair value of which was $370.2 million as of April 2, 2007.

The merger was accounted for as a purchase. Accordingly, the results of operations of Agere and estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements from April 2, 2007, the acquisition date.

The total purchase price of the acquisition was as follows (in thousands):

Fair value of LSI common shares issued	$3,647,021
(a) Fair value of stock awards assumed	218,713
(b) Fair value of unvested stock awards assumed	(168,555)

(a) — (b) Fair value of the vested options assumed	50,158
Direct transaction costs	22,970

Total estimated purchase price	$3,720,149

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

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

Cash	$540,140
Accounts receivable	222,169
Inventory	120,848
Assets held for sale	122,756
Property and equipment	162,047
Accounts payable	(167,947)
Pension and post-retirement liabilities	(214,607)
Convertible notes	(370,249)
Other liabilities	(183,359)

Net assets acquired	231,798
Identifiable intangible assets	1,727,700
In-process research and development	176,400
Goodwill	1,584,251

Total estimated purchase price	$3,720,149

Note 2 contains information related to the cost of restructuring programs related to Agere. The costs were included as part of other liabilities assumed as of April 2, 2007.

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

Acquired In-Process Research and Development.  The Company recorded acquired in-process research and development, or IPR&D, charges of $188.9 million and $4.3 million for the years ended December 31, 2007 and 2006, respectively. There were no IPR&D charges recorded for the year ended December 31, 2005. The details of IPR&D by acquisition are summarized in the table below (Dollars in millions).

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

2007

		Estimated Cost To			Revenue Projections
Entity Name	IPR&D	Complete		Discount Rate	Extended Through

Tarari, Inc.	$6.0	$2.9		22.7%	2013
Agere Systems Inc.:
Storage — read channel and preamps	$36.2	$17.8		13.8%	2016
Mobility — HSPDA for 3G	$31.2	—	*	13.8%
Networking — modems, Firewire, serdes, media gateway, VoIP, network processors, Ethernet, mappers and framers	$109.0	$68.0		13.8%	2021
SiliconStor, Inc.	$6.5	$4.4		27.0%	2017

*	During the fourth quarter of 2007, the Company sold the Mobility Products Group and therefore no costs will be incurred to complete the acquired Mobility-HSPDA for 3G project.

2006

			Revenue Projections
Entity Name	IPR&D	Discount Rate	Extended Through

StoreAge Networking Technologies, Ltd	$2.4	28%	2013
Metta Technology	$1.9	Not applicable, used Cost Approach	Not applicable, used Cost Approach

The Company’s methodology for allocating the purchase price in purchase acquisitions to IPR&D involves established valuation techniques in the high-technology industry with the assistance of third-party service providers. The fair value of each project in process is determined by discounting forecasted cash flows directly related to the products expected to result from the subject research and development once commercially feasible, net of returns on contributory assets including working capital, fixed assets, customer relationships, trade name, and assembled workforce. The net cash flows from the identified projects are based on estimates of revenues, cost of revenues, research and development costs, selling, general and administrative costs and applicable income taxes for the projects. Total revenues for the projects are expected to extend through the dates noted in the table above. These projections are based on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions by the Company’s competitors and the Company.

A discount rate is used for the projects to account for the risks associated with the inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances, which could impact the estimates recorded. The discount rates used in the present value calculations are typically derived from a weighted-average cost of capital analysis. These estimates do not account for any potential synergies realizable as a result of the acquisition and are in line with industry averages and growth estimates.

IPR&D is expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

For the Metta acquisition, a variation of the Cost Approach was used to value the in-process technologies. This approach takes into account the cost to replace (or reproduce) the asset and the effect on the asset’s value of physical, functional and/or economic obsolescence that has occurred with respect to the asset.

The actual development timelines and costs were in line with original estimates as of December 31, 2007. However, development of the technology remains a substantial risk to the Company due to factors including the

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

remaining effort to achieve technical feasibility, rapidly changing customer needs and competitive threats from other companies. Failure to bring these products to market in a timely manner could adversely affect sales and profitability of the Company in the future. Additionally, the value of other intangible assets acquired may become impaired.

Pro Forma Results (Unaudited)

The following pro forma summary combines the results of operations as if Agere had been acquired as of the beginning of the earliest period presented. Pro forma statements of earnings information for the remaining acquisitions have not been presented because the effect of these acquisitions was not material either on an individual or aggregate basis. The summary is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or results that actually would have been realized had the Company and Agere been a consolidated entity during the periods presented.

The summary includes the impact of certain adjustments such as amortization of intangibles, stock compensation charges and charges in interest expense because of Agere’s notes that the Company guaranteed. Additionally, IPR&D associated with the Agere acquisition has been excluded from the periods presented. The $142.9 million of restructuring charges recorded in the year ended December 31, 2007 and referred to in Note 2 did not relate to the merger with Agere and accordingly were included.

	Year Ended December 31,
	2007	2006
	(In thousands except per share amounts)

Revenues	$2,938,487	$3,412,151
Net loss	$(2,307,572)	$(118,904)
Basic loss per share	$(2.29)	$(0.16)
Diluted loss per share	$(2.29)	$(0.16)

Note 5 —	Benefit Obligations

The Company has pension plans covering substantially all former Agere U.S. employees, excluding management employees hired after June 30, 2003. Retirement benefits are offered under a defined benefit plan and are based on either an adjusted career average pay or dollar per month formula or on a cash balance plan. The cash balance plan provides for annual company contributions based on a participant’s age and compensation and interest on existing balances and covers employees of certain companies acquired by Agere since 1996 and management employees hired after January 1, 1999 and before July 1, 2003. The Company also has post-retirement benefit plans that include healthcare benefits and life insurance coverage for former Agere employees. Participants in the cash balance plan and management employees hired after June 30, 2003 are not entitled to Company paid benefits under the post-retirement benefit plans. The Company also has pension plans covering certain international employees.

Effective April 2, 2007, the date of the Agere merger, the Company adopted SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans.”

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Net Periodic Benefit Cost /(Credit)

	Year Ended
	December 31, 2007
	Pension	Post-retirement
	Benefits	Benefits
	(In thousands)

Service cost	$5,523	$118
Interest cost	55,361	2,776
Expected return on plan assets	(62,804)	(3,669)
Amortization of prior service cost	—	—
Recognized net actuarial gain	—	(12)

Net periodic benefit credit	(1,920)	(787)
Curtailment gain	(414)	(281)
Settlement charges	—	—

Total benefit credit	$(2,334)	$(1,068)

Within the net periodic benefit cost, the curtailments reflect accelerated recognition of gains resulting from the sale of the Mobility Products Group.

Benefit Obligation

The following table sets forth the benefit obligations as of December 31, 2007 measurement date:

	Year Ended
	December 31, 2007
	Pension	Post-retirement
	Benefits	Benefits
	(In thousands)

Benefit obligation at April 2, 2007	$1,269,441	$72,987
Service cost	5,523	118
Interest cost	55,361	2,776
Employee contributions	—	6,924
Amendments	170	—
Actuarial gain	(68,861)	(6,037)
Benefits paid	(73,942)	(20,364)
Curtailments	1,944	(281)

Benefit obligation at December 31, 2007	$1,189,636	$56,123

The pension benefit obligation as of December 31, 2007 includes $8.3 million for the Company’s international plans.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Fair Value of Plan Assets

The following table sets forth the fair value of plan assets as of December 31, 2007 measurement date:

	Year Ended
	December 31, 2007
	Pension	Post-retirement
	Benefits	Benefits
	(In thousands)

Fair value of plan assets as at April 2, 2007	$1,073,580	$63,206
Actual gain on plan assets	58,595	3,514
Employer contributions	2,113	12,474
Employee contributions	—	6,924
Benefits paid	(73,928)	(20,364)
Settlements	(84)	—

Fair value of plan assets as at December 31, 2007	$1,060,276	$65,754

The fair value of plan assets as of December 31, 2007 includes $2.2 million for the Company’s international pension plans. The Company contributed $2.1 million principally from other assets for the non-qualified pension plan during the period between April 2, 2007 and December 31, 2007.

Funded Status of the Plans

The funded status of the plans is the fair value of plan assets less benefit obligations, as shown in the preceding tables.

	Year Ended
	December 31, 2007
	Pension	Post-retirement
	Benefits	Benefits
	(In thousands)

Funded status of the plans as at December 31, 2007	$(129,360)	$9,631

The accumulated benefit obligation for the pension plans was $1,174.5 million as of December 31, 2007, and includes $6.9 million for the Company’s international plans.

Plans with Projected Benefit Obligation and Accumulated Benefit Obligation in excess of Plan Assets:

Pension Benefits
(In thousands)

Projected benefit obligation	$1,189,636
Accumulated benefit obligation	$1,174,492
Fair value of plan assets	$1,060,276

Plans with Accumulated Benefit Obligation in excess of Plan Assets:

Health Benefits
(In thousands)

Accumulated benefit obligation	$18,963
Fair value of plan assets	$—

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Plans with Accumulated Benefit Obligation less than Plan Assets:

Group Life Benefits
(In thousands)

Accumulated benefit obligation	$37,160
Fair value of plan assets	$65,754

Amounts recognized on the balance sheet for the plans are as follows:

	Year Ended
	December 31, 2007
	Pension	Post-retirement
	Benefits	Benefits
	(In thousands)

Non-current assets	$—	$28,594
Current liabilities	(789)	(16,771)
Non-current liabilities	(128,571)	(2,192)

Net (liability)/asset	$(129,360)	$9,631

Amounts recognized in accumulated other comprehensive income are as follows:

	Year Ended
	December 31, 2007
	Pension	Post-retirement
	Benefits	Benefits
	(In thousands)

Net prior service cost	$170	$—
Net actuarial gain	(62,219)	(5,871)

Accumulated other comprehensive income	$(62,049)	$(5,871)
Tax	23,813	2,309

Accumulated other comprehensive income, net of tax	$(38,236)	$(3,562)

Changes in accumulated other comprehensive income related to pension for the period from April 2, 2007 to December 31, 2007 are as follows:

	Year Ended
	December 31, 2007
	Pension	Post-retirement
	Benefits	Benefits
	(In thousands)

Accumulated other comprehensive income as at April 2, 2007	$—	$—
Recognized during period — Actuarial gains	—	12
Occurring during period — Prior service cost	170	—
Occurring during period — Actuarial gains	(64,662)	(5,883)
Other adjustments	2,443	—

Accumulated other comprehensive income at December 31, 2007	$(62,049)	$(5,871)
Tax	23,813	2,309

Accumulated other comprehensive income at December 31, 2007, net of tax	$(38,236)	$(3,562)

The estimated prior service cost and net actuarial gain for the pension plans that will be amortized from accumulated other comprehensive income into pension cost in fiscal year 2008 are $0.02 million loss and

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

$0.05 million gain, respectively. During the year ending December 31, 2008, for the post-retirement benefit plans the Company estimates that $0.1 million of net actuarial gain will be amortized from accumulated other comprehensive income into pension cost and no amortization of prior service cost will be recognized.

Actuarial Assumptions

The Company reassesses its benefit plan assumptions on a regular basis. The actuarial assumptions for the principal pension and post-retirement plans for 2007 are as follows:

	Pension	Post-retirement	Post-retirement
	Benefits	Health Benefits	Life Benefits

Discount rate to determine net periodic cost before/after Curtailment cost	6.00/6.25%(a)	6.00/6.25%(b)	6.00/6.25%
Discount rate to determine the benefit obligation as of December 31, 2007	6.50%	6.50%	6.50%
Rate of compensation increase	4.00%	N/A	4.00%
Expected average rate of return on plan assets	8.25%/8.00%(c)	N/A	7.75%

(a)	Management Plans only; Represented and Non-Qualified Plans’ rate was 6.00%.

(b)	Management Plans only; Represented Plan rate was 6.00%.

(c)	Management/ Represented Plan; Rates vary by plan.

In October 2007, the Company sold the Mobility Products Group which triggered curtailment and settlement accounting. This business resizing resulted in a mid-year re-measurement of the pension and post-retirement benefit obligations, which used the prevailing interest rate at that time.

For fiscal 2007, the healthcare cost-trend assumption has no impact on the total service and interest cost components and on the post-retirement benefit obligation since costs under the plans are in excess of the plan’s defined maximum contribution that is being enforced by the Company.

Plan Asset Allocation

The long-term rates of return on assets were based on the asset mix of the portfolios as noted below. The rates used are adjusted for any current or anticipated shifts in the investment mix of the plans. The rates also factor in the historic performance of the plans’ assets.

	Allocation as of December 31, 2007
	Pension	Post-retirement
	Benefits	Benefits

Equity Securities	53%	40%
Debt Securities	47%	60%

The Company bases the salary increase assumptions on historical experience and future expectations. The expected rate of return for the Company’s retirement benefit plans represents the average rate of return expected to be earned on plan assets over the period that the benefit obligations are expected to be paid. In developing the expected rate of return, the Company considers long-term compound annualized returns based on historical market data, historical and expected returns on the various categories of plan assets, and the target investment portfolio allocation between debt and equity securities. The weighted average investment portfolio allocation for the Company’s U.S. management and represented pension plans as of December 31, 2007, was 53% in equity and 47% in debt investments as compared to the target investment portfolio allocation of 53% equity and 47% debt. The portfolio’s equity weighting is consistent with the long-term nature of the plans’ benefit obligations. For 2007, the Company used an expected rate of return on plan assets of 8.25% and 8.00% for the management and represented

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

pension plans, respectively, consistent with the target investment portfolio allocation. For the Company’s U.S. post- retirement benefit plans, it used a weighted-average long-term rate of return on assets of 7.75%.

Benefit Payments

The following table reflects the benefit payments, which include expected future service, that the Company expects the plans to pay in the periods noted:

	Pension	Post-retirement
	Benefits	Benefits
	(In thousands)

Year ended December 31, 2008	$96,739	$17,937
Year ended December 31, 2009	$86,313	$1,366
Year ended December 31, 2010	$86,269	$1,483
Year ended December 31, 2011	$86,170	$1,602
Year ended December 31, 2012	$86,239	$1,737
Year ended December 31, 2013 through December 31, 2017	$438,142	$10,732

The Company expects to contribute approximately $9 million to its pension plans and approximately $9 million to its post-retirement benefit plans during 2008.

LSI 401(k) Defined Contribution Plan:  Eligible employees in the U.S. may participate in the LSI Corporation 401(k) Plan (“LSI 401(k) Plan”). In 2007, separate plans applied for former LSI and former Agere employees. For former LSI employees, the Company provided a base matching contribution to employees of 100% of the first 2% of employee contributions. When the Company achieves operating profitability as a percentage of revenues during a quarter, as defined by the Company, of 1% or greater, an additional matching contribution of 50% of the next 3% of an employee’s contribution is made during the following quarter. For former Agere employees, the Company provided a fixed matching contribution of 50% of the first 6% of employee contributions for management and represented employees, respectively. Effective January 1, 2008, all employees participate in the LSI plan. Company contributions to the 401(k) plans were $14.3 million, $13.0 million and $11.0 million during the years ended December 31, 2007, 2006 and 2005, respectively.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Note 6 —	Balance Sheet Detail

	December 31,
	2007	2006
	(In thousands)

Inventories:
Raw materials	$30,023	$44,151
Work-in-process	95,262	52,497
Finished goods	115,557	112,822

Total inventories	$240,842	$209,470

Prepaid expenses and other current assets:
Assets held for sale	$26,103	$20,120
Prepaid expense and other current assets	121,648	48,572

Total prepaid expenses and other current assets	$147,751	$68,692

Property and equipment:
Land	$37,900	$6,040
Buildings and improvements	104,931	39,519
Equipment	373,663	315,672
Furniture and fixtures	28,648	24,391
Leasehold improvements	36,058	34,700
Construction in progress	8,712	8,198

Property and equipment, gross	589,912	428,520
Accumulated depreciation	(360,180)	(342,475)

Property and equipment, net	$229,732	$86,045

Other assets:
Deferred tax assets	$—	$18,746
Software, net	75,665	53,619
Investment in equity securities (Note 8)	39,779	15,800
Debt issuance costs, net	3,748	5,311
Other assets	130,161	45,079

	$249,353	$138,555

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

	December 31,
	2007	2006
	(In thousands)

Other accrued liabilities:
Deferred tax liabilities	$—	$12,425
Accrued expenses	153,786	98,613
Warranty reserve (Note 14)	14,734	11,325
Restructuring reserves	109,167	23,511
Sales tax payable and other	16,578	8,090
Interest payable	4,078	2,022

	$298,343	$155,986

Other non-current liabilities:
Other long-term tax-related liabilities	$69,231	$77,572
Restructuring reserves	12,418	—
Other long-term liabilities	26,494	1,828

Total other non-current liabilities	$108,143	$79,400

Accumulated other comprehensive income:
Net unrealized gains/(loss) on available-for-sale securities, net of tax of $197 and $0	$1,828	$(3,854)
Actuarial gain on pension and post retirement plan, net of tax $26,122 and $0	41,798	—
Foreign currency translation adjustments	20,665	13,683

Total accumulated other comprehensive income	$64,291	$9,829

Depreciation for property and equipment totaling $60.2 million, $30.0 million and $63.0 million was included in the Company’s results of operations for the years ended December 31, 2007, 2006 and 2005, respectively.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Note 7 —	Intangible Assets And Goodwill

As of December 31, 2007 and 2006, intangible assets by reportable segment were comprised of the following:

	December 31, 2007		December 31, 2006
	Gross	Accumulated	Gross	Accumulated
	Carrying Amount	Amortization	Carrying Amount	Amortization
	(In thousands)

Semiconductor:
Current technology	$848,656	$(298,525)	$240,458	$(232,716)
Trademarks	26,730	(26,272)	26,285	(25,446)
Customer base	367,808	(20,761)	8,788	(4,394)
Non-compete agreements	1,949	(1,165)	849	(625)
Existing purchase orders	200	(200)	200	(200)
Supply agreement	100	(100)	—	—
Patent licensing	313,800	(27,183)	—	—
Order backlog	41,300	(41,300)	—	—
Workforce	3,567	(661)	3,567	(65)
Trade names	2,248	(94)	—	—

Subtotal	1,606,358	(416,261)	280,147	(263,446)

Storage Systems:
Current technology	164,339	(130,361)	164,339	(124,618)
Trademarks	7,150	(7,149)	7,150	(7,120)
Customer base	5,010	(5,010)	5,010	(5,010)
Non-compete agreements	1,600	(1,156)	1,600	(33)
Supply agreement	8,147	(8,147)	8,147	(7,472)
Trade names	800	(124)	800	(10)

Subtotal	187,046	(151,947)	187,046	(144,263)

Total intangible assets	$1,793,404	$(568,208)	$467,193	$(407,709)

In 2007, the Company completed the acquisition of SiliconStor, Agere and Tarari. See more details in Note 4.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Amortization expense and the weighted average lives of intangible assets were as follows:

	Weighted
	Average Lives	Year Ended December 31,
	(In Months)	2007	2006	2005
		(In thousands)

Current technology	58	$88,579	$25,129	$53,185
Trademarks	83	855	4,119	5,001
Customer base	44	19,253	2,359	2,427
Non-compete agreements	27	1,662	182	281
Supply agreement	32	775	225	1,590
Patent licensing	36	27,510	—	—
Order backlog	2	53,000	—	—
Workforce	72	596	65	—
Trade names	75	208	10	—

Total	50	$192,438	$32,089	$62,484

The estimated future amortization expense related to intangible assets as of December 31, 2007 was as follows:

Amount
(In thousands)

Fiscal Year:
2008	$222,135
2009	214,025
2010	172,965
2011	135,137
2012 and thereafter	480,934

Total	$1,225,196

We recognized an intangible assets impairment charge of $1.6 million in the Semiconductor segment for the year ended December 31, 2007. The fair value of the Semiconductor segment was estimated using the present value of estimated cash flows. There was no impairment charge of intangible assets for the years ended December 31, 2006 and 2005.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 were as follows:

	Semiconductor	Storage Systems
	Segment	Segment	Total
	(In thousands)

Balance as of December 31, 2005	$758,981	$169,561	$928,542
Goodwill acquired during the year*	—	6,063	6,063
Adjustment to goodwill recorded in a prior year for cash received from the resolution of a pre-acquisition income tax contingency	(2,282)	—	(2,282)

Balance as of December 31, 2006	$756,699	$175,624	$932,323
Goodwill acquired during the year**	1,679,437	—	1,679,437
Adjustment to goodwill acquired in a prior year for the resolution of a pre-acquisition income tax contingency	(3,230)	—	(3,230)
Reduction in goodwill associated with the sale of MPG	(53,300)	—	(53,300)
Goodwill impairment***	(2,019,900)	—	(2,019,900)
Adjustment to goodwill related to changes in estimates of Emerging Issues Task Force No. 95-3 liabilities initially recorded as of April 2, 2007 and fair value adjustments	(1,012)	—	(1,012)
Adjustment to goodwill related to Financial Accounting Standards Board Interpretation No. 48	(34,767)	—	(34,767)

Balance as of December 31, 2007	$323,927	$175,624	$499,551

*	During the year ended December 31, 2006, the Company recorded $6.1 million of goodwill in connection with the acquisition of StoreAge in the Storage Systems segment. See Note 4.

**	During the year ended December 31, 2007, the Company recorded $37.8 million, $1,584.2 million and $57.4 million of goodwill in connection with the acquisition of SiliconStor, Agere and Tarari, respectively, in the Semiconductor segment. See Note 4.

***	The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. On December 31, 2007, the Company determined that, based on the current market conditions in the semiconductor industry, the carrying amount of goodwill for our Semiconductor reporting unit was no longer recoverable under the first step of the test for impairment, as described in Note 1. The Company recognized a goodwill impairment charge of $2,019.9 million in the Semiconductor segment as of December 31, 2007 under the second step of the test for impairment. The fair value of the Semiconductor segment was estimated using the present value of estimated future cash flows and market multiple analysis.

The Company’s next annual test for the impairment of goodwill will be performed in the fourth fiscal quarter of 2008.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Note 8 —	Cash, Cash Equivalents And Investments

	December 31,
	2007	2006
	(In thousands)

Cash and cash equivalents
Cash in financial institutions	$117,464	$50,478

Cash equivalents:
Overnight deposits and money market funds	892,332	234,287
Commercial paper	11,770	39,809
Asset-backed and mortgage-backed securities	3	3,226

Total cash equivalents	904,105	277,322

Total cash and cash equivalents	$1,021,569	$327,800

Available-for-sale debt securities
Asset-backed and mortgage-backed securities	$207,290	$363,723
U.S. government and agency securities	121,350	272,287
Corporate and municipal debt securities	47,388	45,127

Total short-term investments	$376,028	$681,137

Long-term investments in equity securities
Marketable available-for-sale equity securities	$1,888	$2,827
Non-marketable equity securities	37,891	12,973

Total long-term investments in equity securities	$39,779	$15,800

Investments in available-for-sale securities

The following table shows the breakdown of the estimated fair value of the Company’s available-for-sale securities as of December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006
		Long-Term		Long-Term
	Short-Term	Marketable	Short-Term	Marketable
	Debt Securities	Equity Securities	Debt Securities	Equity Securities
	(In thousands)

Adjusted cost	$374,774	$1,117	$686,705	$1,117
Gross unrealized gains	2,622	1,243	640	1,710
Gross unrealized losses	(1,368)	(472)	(6,208)	—

Estimated fair value	$376,028	$1,888	$681,137	$2,827

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The following table shows the gross unrealized losses and fair values of the Company’s short-term investments that have been in a continuous unrealized loss position for less than and greater than 12 months, aggregated by investment category as of December 31, 2007:

	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Asset-backed and mortgage-backed securities	$43,863	$760	$25,820	$453
U.S. government and agency securities	35,407	71	3,290	7
Corporate and municipal debt securities	8,012	6	17,427	71

Total	$87,282	$837	$46,537	$531

The unrealized losses on the Company’s investments in short-term debt securities were largely due to the reduced levels of liquidity in the bond markets during the second half of 2007. The Company frequently monitors the credit quality of its investments in marketable debt securities and, as of December 31, 2007, there were no known material problems with issuer credit quality. Since the unrealized losses were primarily the result of temporary market conditions rather than credit quality, the Company considered these unrealized losses to be temporary as of December 31, 2007.

Contractual maturities of available-for-sale debt securities as of December 31, 2007 were as follows (in thousands):

Due within one year	$79,561
Due in 1-5 years	152,847
Due in 5-10 years	63,109
Due after 10 years	80,511

Total	$376,028

The maturities of asset-backed and mortgage-backed securities were allocated based on contractual principal maturities assuming no prepayments.

Net realized (loss)/gains on sales of available-for-sale debt securities were $(1.6) million, $(1.1) million and $1.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company realized net pre-tax gains of $6.7 million and $9.0 million related to the sale of certain marketable available-for-sale equity securities for the years ended December 31, 2006 and 2005, respectively. There were no sales of available-for-sale equity securities for the year ended December 31, 2007. These pre-tax gains were recorded in interest income and other, net in consolidated statements of operations in a respective year.

Note 9 —	Segment And Geographic Information

The Company operates in two reportable segments — the Semiconductor segment and the Storage Systems segment — in which the Company offers products and services for a variety of electronic systems applications.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Information about profit or loss.  The following is a summary of operations by segment for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Revenues:
Semiconductor	$1,778,959	$1,223,130	$1,244,248
Storage Systems	824,684	759,018	675,002

Total	$2,603,643	$1,982,148	$1,919,250

(Loss)/income from operations:
Semiconductor	$(2,539,601)	$96,162	$(25,721)
Storage Systems	48,370	62,145	37,927

Total	$(2,491,231)	$158,307	$12,206

Intersegment revenues for the periods presented above were not significant. For the year ended December 31, 2007, restructuring of operations and other items, net were primarily included in the Semiconductor segment. Restructuring of operations and other items, net for the years ended December 31, 2006 and 2005 were included in both segments. Depreciation expense for the Semiconductor and Storage Systems segments was $44.6 million and $15.6 million, respectively, for the year ended December 31, 2007, $19.7 million and $10.3 million, respectively, for the year ended December 31, 2006, and $51.4 million and $11.6 million, respectively, for the year ended December 31, 2005.

Significant Customers.  The following table summarizes the number of the Company’s significant customers, each of whom accounted for 10% or more of the Company’s revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment:

	Year Ended December 31,
	2007	2006	2005

Semiconductor segment:
Number of significant customers	2	1	1
Percentage of segment revenues	28%, 12%	19%	17%
Storage Systems segment:
Number of significant customers	3	2	2
Percentage of segment revenues	47%, 16%, 11%	47%, 15%	44%, 12%
Consolidated:
Number of significant customers	2	2	2
Percentage of consolidated revenues	19%, 15%	19%, 12%	16%, 11%

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Information about geographic areas.  The Company’s significant operations outside the United States include sales offices in EMEA and Asia, including Japan. The following is a summary of revenues and long-lived assets by entities located within the indicated geographic areas:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Revenues:
North America*	$858,694	$956,696	$932,190
Asia, including Japan	1,401,322	797,174	755,960
EMEA**	343,627	228,278	231,100

Total***	$2,603,643	$1,982,148	$1,919,250

	December 31,
	2007	2006
	(In thousands)

Long-lived assets:
North America	$320,722	$166,034
Asia, including Japan	145,600	36,990
EMEA	12,763	2,831

Total	$479,085	$205,855

*	Primarily the United States.

**	EMEA refers to Europe, Middle East and Africa. Our business is in Europe and the Middle East.

***	Revenues by geography are accumulated based on the revenues generated by our subsidiaries located within the three geographic areas noted in the above table. In the second half of 2005, our Storage Systems business formed new subsidiaries within EMEA. As a result, the amounts in the table reflect that change as of June 21, 2005. Prior to that, all revenues generated by our Storage Systems business in EMEA were reported in North America.

Long-lived assets consist of net property and equipment, capitalized software and other long-term assets, excluding long-term deferred tax assets.

Note 10 —	Derivative Instruments

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

For forward contracts and options that are used to hedge foreign currency cash flows, changes in the fair value due to changes in time value are excluded from the assessment of effectiveness and are recognized in interest income and other, net. There were no such hedges outstanding as of December 31, 2007 and 2006. Forward contracts and options that are used to hedge certain foreign currency-denominated assets or liabilities do not qualify for SFAS No. 133 hedge accounting treatment. Accordingly, the changes in fair value of these hedges are recorded immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged. The related gains

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

and losses included in interest income and other, net were not significant for the years ended December 31, 2007, 2006, and 2005.

Note 11 —	Debt

		Interest	Conversion	December 31,
	Maturity	Rate	Price	2007	2006
	(In thousands)

Long-term debt:
2003 Convertible Subordinated Notes	2010	4.00%	$13.4200	$350,000	$350,000
2002 Convertible Subordinated Notes	2009	6.50%	$15.3125	361,660	—
Accrued debt premium*				8,589	—

				720,249	350,000
Amortization of accrued debt premium				(2,282)	—

Total long-term debt				$717,967	$350,000

*	Upon the completion of merger with Agere, the Company guaranteed Agere’s 2002 Convertible Subordinated Notes. The carrying value of these Notes was adjusted to the fair value of approximately $370.2 million as of April 2, 2007, the purchase date. The accrued debt premium will be fully amortized by December 2009.

As of December 31, 2007, the Company had outstanding $350.0 million of 4% Convertible Subordinated Notes due in May 15, 2010 (“2003 Convertible Notes”). Interest on these notes is payable semiannually on May 15 and November 15 of each year. The 2003 Convertible Notes are subordinated to all existing and future senior debt and are convertible at the holder’s option at any time prior to maturity into shares of the Company’s common stock at a conversion price of approximately $13.42 per share. The Company cannot elect to redeem the 2003 Convertible Notes prior to maturity. Each holder of these notes has the right to cause the Company to repurchase all of such holder’s convertible notes at 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change to the Company, which includes a transaction or an event such as an exchange offer, liquidation, tender offer, consolidation, certain mergers or combinations. The merger with Agere did not trigger this right. The Company paid approximately $10.5 million in debt issuance costs related to the 2003 Convertible Notes, which is being amortized using the interest method. As of December 31, 2007 and 2006, total debt issuance costs, net are included in long-term assets.

As part of the merger with Agere, we guaranteed Agere’s 6.5% Convertible Subordinated Notes due December 15, 2009 with a book value of $361.7 million and a fair value of approximately $370.2 million as of April 2, 2007. Interest on these notes is payable semiannually on June 15 and December 15 of each year. These convertible notes are convertible at the holder’s option into shares of our common stock at a current conversion price of $15.3125 per share, subject to adjustment in certain events, at any time prior to maturity, unless previously redeemed or repurchased. We may redeem these notes in whole or in part at any time. We may be required to repurchase these notes at a price equal to 100% of their principal amount plus any accrued and unpaid interest if our stock is no longer approved for public trading, if our stockholders approve our liquidation or if a specified change in control occurs. These notes are unsecured and subordinated obligations and are subordinated in right of payment to all of Agere’s existing and future senior debt.

Aggregate principal payments required on outstanding debt obligations are $361.7 million in 2009 and $350.0 million in 2010.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The Company paid $37.5 million, $24.9 million and $28.2 million in interest during 2007, 2006 and 2005, respectively.

As of December 31, 2007, the estimated fair values of the 2003 Convertible Notes and the 2002 Convertible Notes were $336.9 million and $360.8 million, respectively.

Approximately $28.0 million of the proceeds from issuance of the 2003 Convertible Notes were used to purchase call spread options (“Call Spread Options”) on the Company’s common stock. The Call Spread Options, including fees and costs, were accounted for as capital transactions. The Call Spread Options cover approximately 26.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 2003 Convertible Notes in full. The Call Spread Options are designed to mitigate dilution from conversion of the 2003 Convertible Notes in the event that the market price per share of the Company’s common stock upon exercise of the Call Spread Options is greater than $13.42 and is less than or equal to $23.875. The Call Spread Options may be settled at the Company’s option in either net shares or in cash and expire in 2010. Settlement of the Call Spread Options in net shares on the expiration date would result in the Company receiving a number of shares, not to exceed 26.1 million shares, of the Company’s common stock with a value equal to the amount otherwise receivable on cash settlement. Should there be an early unwinding of the Call Spread Options, the amount of cash or net shares potentially receivable by the Company will be dependent upon then existing overall market conditions, and on the Company’s stock price, the volatility of the Company’s stock and the amount of time remaining on the Call Spread Options.

On November 1, 2006, the 2001 Convertible Subordinated Notes (“2001 Convertible Notes”) in the amount of $271.8 million matured and were repaid in full. During 2005, the Company repurchased approximately $149.7 million of the 2001 Convertible Notes. A net pre-tax gain of approximately $4.1 million was recognized in interest income and other net for the repurchase in 2005.

Note 12 —	Income Taxes

The provision for taxes for the years ended December 31, 2007, 2006 and 2005 consisted of the following:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Current:
Federal	$(25,887)	$220	$(70)
State	5,500	551	451
Foreign	31,430	16,765	14,861

Total current taxes	11,043	17,536	15,242

Deferred:
Federal	595	—	4,369
State	74	—	985
Foreign	(386)	(1,854)	5,944

Total deferred taxes	283	(1,854)	11,298

Total	$11,326	$15,682	$26,540

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The domestic and foreign components of (loss)/income before income taxes and minority interest were as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Domestic	$(2,450,376)	$61,382	$(55,140)
Foreign	(25,113)	123,939	76,063

(Loss)/income before income taxes and minority interest	$(2,475,489)	$185,321	$20,923

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
	(In thousands)

Deferred tax assets:
Tax credit carryovers	$408,698	$335,152
Net operating loss carryforwards	1,408,068	109,395
Future deductions for purchased intangible assets	268,007	45,660
Depreciation and amortization	86,993	18,975
Future deductions for reserves and other	311,202	75,701
Future deductions for inventory reserves	16,341	13,623

Total deferred tax assets	2,499,309	598,506
Valuation allowance	(2,025,387)	(592,185)

Net deferred tax assets	473,922	6,321

Deferred tax liabilities:
Gain on unrealized investments	(797)	—
Tax deductible goodwill	(24,469)	—
Purchased intangible assets	(462,594)	—

Total deferred tax liabilities	(487,860)	—

Total net deferred tax (liabilities)/assets	$(13,938)	$6,321

Current and long-term net deferred taxes have been netted to the extent they are in the same tax jurisdiction. Valuation allowances reduce the deferred tax assets to the amount that, based upon all available evidence, is more likely than not to be realized. The deferred tax assets’ valuation allowance is attributed to U.S. federal, state and certain foreign deferred tax assets primarily consisting of reserves, other one-time charges, purchased intangible assets, tax credit carryovers and net operating loss carryovers that could not be benefited under existing carry-back rules. Approximately $102 million of the valuation allowance at December 31, 2007 relates to tax benefits of stock option deductions, which will be credited to equity if and when realized.

As of December 31, 2007 and 2006, the Company had a net deferred tax liability of $1.0 million and a net deferred tax asset of $1.3 million, respectively, associated with net unrealized gains/losses on available-for-sale securities, which are a component of accumulated other comprehensive income. As of December 31, 2007, the Company has also recorded a net deferred tax liability of $24.5 million related to indefinite-lived goodwill.

The Company acquired Agere Systems, Inc. on April 2, 2007. Based on all available evidence as of the acquisition date, the Company has recorded a valuation allowance to reduce the deferred tax assets to the amount

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

that is more likely than not to be realized. Approximately $1,479.1 million of the valuation allowance relates to deductible temporary differences and net operating loss and tax credit carry forwards of Agere Systems, Inc. and will first reduce the remaining balance of goodwill related to the acquisition, then other non-current intangible assets related to the acquisition, and then income tax expense if and when realized.

As of December 31, 2007, the Company had federal, state and foreign net operating loss carryovers of approximately $3,384 million, $280 million and $148 million, respectively. The federal and state net operating losses began expiring in 2007 and continue to expire until 2027. The foreign net operating losses will expire beginning in 2009. Approximately $3,174 million of the federal net operating loss carryover and $436 million of the state net operating loss carryover relate to recent acquisitions and are subject to certain limitations under the Internal Revenue Code of 1986, as amended, Section 382. As of December 31, 2007, the Company had tax credits of approximately $409 million, which began expiring in 2007.

Differences between the Company’s effective tax rate and the federal statutory rate were as follows:

	Year Ended December 31,
	2007		2006		2005
	(In thousands)

Federal statutory rate	$(866,421)	35%	$64,864	35%	$7,324	35%
State taxes, net of federal benefit	3,575	0%	358	0%	294	1%
Foreign earnings taxed in the U.S.	28,504	(1)%	31,069	17%	29,904	143%
Benefit of net operating losses and deferred tax assets not previously recognized	—	—	(56,708)	(31)%	(11,067)	(53)%
Change in valuation allowance*	77,953	(3)%	—	0%	5,354	26%
Difference between U.S. and foreign tax rates	24,310	(1)%	(25,993)	(14)%	(3,206)	(15)%
State tax refund, net of federal effect	—	—	—	(0)%	(2,837)	(14)%
Release of domestic/foreign income taxes previously accrued	(5,447)	0%	(3,593)	(2)%	(2,500)	(12)%
Net impact of federal income tax audit not previously accrued	—	—	—	0%	2,345	11%
Alternative minimum tax	—	—	—	0%	302	1%
Nondeductible expenses	84,760	(3)%	—	—	(14)	—
Goodwill Impairment	689,901	(28)%	—	—	—	—
Pension Liability Adjustment	(26,122)	1%	—	—	—	—
Others	313	0%	5,685	3%	641	4%

Effective tax rate	$11,326	0%	$15,682	8%	$26,540	127%

*	In 2005, the provision for income taxes was increased by a $5.4 million charge related to the correction of an error in a prior period associated with the carrying value of $8.3 million in deferred tax liabilities that should have been reclassified to goodwill upon adoption of SFAS No. 142 “Goodwill and Intangible Assets” in 2002. The deferred tax liabilities were instead used as a reduction of the Company’s required valuation allowance in 2002. This was offset by tax-related liabilities of $2.9 million originally recorded in connection with these deferred tax balances which are no longer required. The Company believes that this amount is not material to previously reported financial statements and has concluded that correcting such amounts in the fourth quarter of 2005 and the 2005 fiscal year, as opposed to restating prior periods, is appropriate in the circumstances.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The Company paid income taxes, net of refunds received, of $17.0 million, $8.0 million and $3.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In 2007, the Company closed various audits, which included the U.S. federal, various states and certain foreign jurisdictions.

In 2006, the Company closed various foreign audits, which resulted in a tax benefit of $3.1 million in the current tax provision. These audits included the U.S. federal, various states and certain foreign jurisdictions.

In 2005, the Internal Revenue Service (“IRS”) began an income tax audit of the Company’s 2002 income federal tax return.

Undistributed earnings of the Company’s foreign subsidiaries aggregate approximately $109 million at December 31, 2007, and are indefinitely reinvested in foreign operations, with the exception of Thailand. The Company’s Federal provision includes U.S. income tax on certain foreign-based income.

Uncertain income tax positions

As of January 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” The Company recognized the cumulative effect of adoption as a $3.4 million increase to the opening balance of accumulated deficit as of January 1, 2007. In the fourth quarter of 2007, the Company recorded an additional increase of $23.8 million to the opening balance of the accumulated deficit as of January 1, 2007, relating to the cumulative effect of adopting FIN 48, with the offset to deferred tax liability. As of December 31, 2007, the amount of unrecognized tax benefit was $206.6 million. Of this amount, $106.0 million related to unrecognized tax benefits that, if recognized, would affect the annual effective tax rate of the Company. The recognition of the remaining unrecognized tax benefits of $100.6 million would be reported as an adjustment to goodwill as it relates to pre-acquisition unrecognized tax benefits. Effective January 1, 2009, the provisions of FAS 141R will be adopted. As a result, any pre-acquisition unrecognized tax benefits, when settled after the adoption date of FAS 141R, will be recognized in income tax expense and not in goodwill.

It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the expiration of various statutes of limitations or the conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, the Company estimates that its unrecognized tax benefits amount could decrease by an amount in the range of $0 to $15.1 million. The impact of a portion of this would affect the Company’s effective tax rate and the remaining would be an adjustment to goodwill.

The Company files income tax returns at the U.S. federal level and in various states and foreign jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003, with some exceptions. The Company’s subsidiaries in Hong Kong (1997 to 2001) and Singapore (1999 to 2003) are currently under audit. The Inland Revenue Authority of Singapore, or IRAS, is auditing the Company’s Singapore subsidiary for the fiscal tax years ending 1999 through 2003. With a statute of limitations set to expire for the fiscal year ended 2000, the IRAS issued a notice of additional assessment for S$107.0 million (approximately US$74 million) on December 31, 2007. In January 2008, The Company filed a letter of objection with the IRAS for the assessment. Although the ultimate outcome is unknown, the Company believes that it has adequately reserved for these potential adjustments and the final outcome will not have a material adverse affect on our results of operations.

The Company recognizes interest and penalties accrued in relation to unrecognized tax benefits in tax expense. For the year ending December 31, 2007, the Company accrued approximately $9.9 million for interest and penalties. As of December 31, 2007, the Company had $51.5 million of accrued interest and penalties on the balance sheet.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

A reconciliation of the beginning and ending amount of the liability for unrecognized tax benefits during the 12-month period ended December 31, 2007 is as follows (dollars in thousands):

Balance at January 1, 2007	$132,947
Addition for Agere merger at April 2, 2007	65,241
Tax positions related to current year:
Additions	12,741
Reductions	—
Tax positions related to prior years:
Additions	—
Reductions	(1,551)
Lapses in statute of limitations	(3,615)
Foreign exchange loss	886

Balance at December 31, 2007	$206,649

Note 13 —	Related Party Transactions

A member of the Company’s board of directors is also a member of the board of directors of Seagate Technology. The Company sells semiconductors used in storage product applications to Seagate Technology for prices an unrelated third party would pay for such products. Storage products include disk drives, RAID subsystems and tape drives. Revenues from sales to Seagate Technology were $494.4 million, $234.4 million and $207.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company had accounts receivable from Seagate of $103.6 million and $45.8 million as of December 31, 2007 and 2006, respectively.

Upon the merger with Agere, the Company acquired an equity interest in a joint venture, Silicon Manufacturing Partners Pte Ltd. (“SMP”), formed by Agere and Chartered Semiconductor Manufacturing Ltd. (“Chartered Semiconductor”), a manufacturing foundry for integrated circuits. SMP operates an integrated circuit manufacturing facility in Singapore. The Company owns a 51% equity interest in this joint venture, and Chartered Semiconductor owns the remaining 49% equity interest. The Company’s 51% interest in SMP is accounted for under the equity method because the Company is effectively precluded from unilaterally taking any significant action in the management of SMP due to Chartered Semiconductor’s significant participatory rights under the joint venture agreement. Because of Chartered Semiconductor’s approval rights, the Company cannot make any significant decisions regarding SMP without Chartered Semiconductor’s approval, despite the 51% equity interest. In addition, the General Manager, who is responsible for the day-to-day management of SMP, is appointed by Chartered Semiconductor and Chartered Semiconductor provides the day-to-day operational support to SMP.

The Company purchased $57.3 million of inventory from SMP during the year ended December 31, 2007. As of December 31, 2007, the amount of inventory on hand that was purchased from SMP was $11.3 million and amounts payable to SMP were $10.2 million.

Note 14 —	Commitments, Contingencies And Legal Matters

Operating Leases

The Company leases the majority of its facilities, certain non-manufacturing equipment and software under non-cancelable operating leases, which expire through 2015. The facilities lease agreements typically provide for base rental rates that are increased at various times during the terms of the lease and for renewal options at the fair market rental value. Future minimum payments under the operating lease agreements for the above-mentioned facilities, equipment and software are $104.7 million, $84.7 million, $59.8 million, $24.8 million, $10.3 million and $8.5 million for the years ending December 31, 2008, 2009, 2010, 2011, 2012 and thereafter, respectively.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Rental expense under all operating leases was $35.7 million, $30.8 million and $33.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Purchase Commitments

The Company maintains some purchase commitments with suppliers primarily for raw materials and manufacturing services with suppliers and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. As of December 31, 2007, total purchase commitments were $859.3 million, which are due through 2011.

In connection with the sale of the Company’s Gresham, Oregon semiconductor manufacturing facility in 2006, the Company entered into a multi-year wafer supply agreement with ON Semiconductor, under which LSI agrees to purchase $202.6 million in wafers from ON Semiconductor between May 2006 and the end of LSI’s fourth quarter of 2008. As of December 31, 2007, the Company had yet to purchase $41.5 million in wafers under this arrangement. The Company recorded a charge of $19.0 million for the year ended December 31, 2007 related to required purchases under this arrangement that were in excess of what the Company believed could be sold.

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

A summary of the changes in product warranties during the years ended December 31, 2007 and 2006 is presented below:

	Year Ended December 31,
	2007	2006
	(In thousands)

Balance at the beginning of the period	$11,325	$11,074
Accruals for warranties issued during the period	14,920	12,750
Accruals related to pre-existing warranties (including changes in estimates)	(217)	—
Accruals assumed in Agere merger	1,819	—
Settlements made during the period (in cash or in kind)	(13,113)	(12,499)

Balance at the end of the period	$14,734	$11,325

Convertible subordinated notes:  As part of the merger with Agere, the Company guaranteed Agere’s 6.5% Convertible Subordinated Notes due December 15, 2009 (“2002 Convertible Notes”) with a book value of $361.7 million and a fair value of $370.2 million as of April 2, 2007.

Standby letters of credit:  As of December 31, 2007 and 2006, the Company had outstanding standby letters of credit of $11.1 million and $2.7 million, respectively. These instruments are off-balance sheet commitments to

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

extend financial guarantees for leases and certain self-insured risks and generally have one-year terms. The fair value of the letters of credit approximates the contract amount.

Other commitments

Effective January 1, 2007, the Company adopted the provisions of FIN 48. (See Note 12). As of December 31, 2007, the amount of the unrecognized tax benefit was $206.6 million. Of the $206.6 million, $1.2 million is expected to be paid within one year. For the remaining amount, the Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.

Indemnifications

The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of warranties, representations and covenants related to such matters as title to assets sold, validity of certain intellectual property rights, non-infringement of third-party rights, and certain income tax-related matters. In each of these circumstances, payment by the Company is typically subject to the other party making a claim to and cooperating with the Company pursuant to the procedures specified in the particular contract. This usually allows the Company to challenge the other party’s claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, the Company’s obligations under these agreements may be limited in terms of activity (typically to replace or correct the products or terminate agreement with a refund to the other party), duration and/or amounts. In some instances, the Company may have recourse against third parties covering certain payments made by the Company.

Legal Matters

On May 1, 2003, Litton Systems (“Litton”) and Stanford University filed a patent infringement lawsuit against Agere Systems and others in the United States District Court for the Central District of California (Western Division). The complaint alleges that each of the defendants is infringing a patent related to the manufacture of optical amplifiers. The patent, which expired in October 2003, was owned by Stanford University and was exclusively licensed to Litton. The complaint seeks, among other remedies, monetary damages, counsel fees and injunctive relief.

On April 6, 2006, Silicon Space Technology Corporation (“Silicon Space”) filed a lawsuit against LSI in the District Court of Travis County, Texas, alleging that LSI misappropriated unspecified intellectual property related to radiation hardening of integrated circuits. In December 2007, the jury found that LSI did misappropriate Silicon Space intellectual property. A judgment was entered on January 10, 2008, awarding Silicon Space $18 million plus interest from October 10, 2006, and attorneys’ fees. LSI intends to challenge the judgment.

On December 6, 2006, Sony Ericsson Mobile Communications USA Inc. (“Sony Ericsson”) filed a lawsuit against Agere in Wake County Superior Court in North Carolina, alleging unfair and deceptive trade practices, fraud and negligent misrepresentation in connection with Agere’s engagement with Sony Ericsson to develop a wireless data card for personal computers. The complaint claims an unspecified amount of damages and seeks damages, treble damages and attorneys’ fees. On February 13, 2007, Agere filed a motion to dismiss for improper venue. On August 27, 2007, the court granted Agere’s motion to dismiss for improper venue. Sony Ericsson has appealed that ruling. On October 22, 2007, Sony Ericsson filed a lawsuit in the Supreme Court of the State of New York, New York County against LSI, raising substantially the same allegations and seeking substantially the same relief as the North Carolina proceeding.

On March 23, 2007, CIF Licensing, LLC, d/b/a GE Licensing (“GE”) filed a lawsuit against Agere in the United States District Court for the District of Delaware, asserting that unspecified Agere products infringe patents in a portfolio of patents GE acquired from Motorola. GE has asserted that four of the patents cover inventions relating to modems. GE is seeking monetary damages.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

In addition to the foregoing, the Company and its subsidiaries are parties to other litigation matters and claims in the normal course of business. The Company does not believe, based on currently available facts and circumstances, that the final outcome of these other matters, taken individually or as a whole, will have a material adverse effect on the Company’s consolidated results of operations and financial condition. However, the pending unsettled lawsuits may involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. From time to time, the Company may enter into confidential discussions regarding the potential settlement of such lawsuits. However, there can be no assurance that any such discussions will occur or will result in a settlement. Moreover, the settlement of any pending litigation could require the Company to incur substantial costs and, in the case of the settlement of any intellectual property proceeding against the Company, may require the Company to obtain a license under a third party’s intellectual property rights that could require royalty payments in the future and the Company to grant a license to certain of its intellectual property rights to a third party under a cross-license agreement. The results of litigation are inherently uncertain, and material adverse outcomes are possible.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of LSI Corporation

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of LSI Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 29, 2008

Supplementary Financial Data

Interim Financial Information (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Year Ended December 31, 2007
Revenues	$465,415	$669,939	$727,415	$740,874
Gross profit	194,516	151,970	247,865	309,507
Net income/(loss)	29,824	(377,845)	(140,600)	(1,998,198)
Basic income/(loss) per share:	$0.07	$(0.50)	$(0.20)	$(2.87)
Diluted income/(loss) per share:	$0.07	$(0.50)	$(0.20)	$(2.87)
Year Ended December 31, 2006
Revenues	$475,884	$489,635	$492,978	$523,651
Gross profit	193,273	198,406	208,098	223,388
Net income	13,168	53,847	43,610	59,013
Basic income per share:	$0.03	$0.14	$0.11	$0.15
Diluted income per share:	$0.03	$0.13	$0.11	$0.14

Amortization of intangibles, which was previously reported as a separate component of operating expenses, has been reclassified to cost of revenues for 2003 through 2006 to conform to the current period presentation.

On April 2, 2007, the Company acquired Agere Systems Inc. through the merger of Agere and a subsidiary of the Company. The merger was accounted for as a purchase. Accordingly, the results of operations of Agere and estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements from April 2, 2007. See Note 4.

During the first, second, third and fourth quarters of 2007, the Company recorded (benefits)/charges for restructuring of operations and other items of $(8.1) million, $25.9 million, $101.2 million and $29.1 million, respectively. See Note 2.

During the first, second, third and fourth quarters of 2006, the Company recorded charges/(benefits) for restructuring of operations and other items of $5.7 million, $(21.6) million, $2.6 million and $4.9 million, respectively.

For a discussion of charges for restructuring of operations, sale of business units and other items, see Note 2. For a discussion of recent acquisitions, see Note 4.

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. During the fourth quarter of 2007, the Company determined that based on the current market conditions in the semiconductor industry, the carrying amount of our goodwill was no longer recoverable. The Company recognized a goodwill impairment charge of $2,019.9 million in the Semiconductor segment. The fair value of the Semiconductor segment was estimated using the present value of estimated future cash flows. In addition, the Company recognized $1.6 million in charges for the impairment of certain amortizable intangible assets in the Semiconductor segment for the year ended December 31, 2007.

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

Management’s Report on Internal Control Over Financial Reporting:  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act. Internal control over financial reporting consists of policies and procedures that are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the results of our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Item 8 and is incorporated herein by reference.

Changes in Internal Controls:  During the fourth quarter of 2007, we did not make any change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

We have a code of ethics that our principal executive officer and senior financial officers must follow. We also have a separate code of conduct, called the Standards of Business Conduct, that applies to all directors, officers and employees. You can find these documents on our website at the following address: http://www.lsi.com/governance. We will post any amendments to the code of ethics and Standards of Business Conduct, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the New York Stock

Exchange, on our website. You can also obtain a printed copy of any of these documents by contacting us at the following address:

LSI Corporation
1110 American Parkway NE
Room 10A-301C
Allentown, PA 18109
Attn: Response Center
Telephone: 1-800-372-2447

Apart from certain information about our executive officers which is set forth under the caption “Executive Officers of LSI” in Part I of this report and is incorporated herein by reference, the other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2008 annual meeting, including the information set forth under the captions “Election of Directors-Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Board Structure and Composition — Audit Committee.”

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our 2008 annual meeting, including the information set forth under the captions “Executive Compensation” and “Corporate Governance — Director Compensation,” “Corporate Governance — Board Structure and Composition — Compensation Committee Interlocks and Insider Participation.”

The information in the section of the proxy statement for our 2008 annual meeting captioned “Compensation Committee Report” is incorporated by reference herein but shall be deemed furnished, not filed and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our 2008 annual meeting, including the information set forth under the captions “Security Ownership” and “Proposal Three — Approval of Our Amended 2003 Equity Incentive Plan.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the proxy statement for our 2008 annual meeting, including the information set forth under the captions “Related Party Transaction Policy and Procedures” and “Corporate Governance — Board Structure and Composition.”

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the proxy statement for our 2008 annual meeting, including the information set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of LSI Corporation and Report of Independent Registered Public Accounting Firm are contained in this Form 10-K:

PAGE IN
THE FORM
10-K

Consolidated Balance Sheets — As of December 31, 2007 and 2006	44
Consolidated Statements of Operations — For the Three Years Ended December 31, 2007, 2006 and 2005	45
Consolidated Statements of Stockholders’ Equity — For the Three Years Ended December 31, 2007, 2006 and 2005	46
Consolidated Statements of Cash Flows — For the Three Years Ended December 31, 2007, 2006 and 2005	47
Notes to Consolidated Financial Statements	48
Report of Independent Registered Public Accounting Firm	96

Fiscal years 2007, 2006 and 2005 were 52-week years with a December 31 fiscal year end.

(a)(2) Financial Statement Schedule

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C	Column D	Column E
	Balance at	Additions Charged to		Balance at
	Beginning of	Costs, Expenses		End of
Description	Period	or Other Accounts	Deductions*	Period

2007
Allowances	$14	$6	$(10)	$10
2006
Allowances	$15	$13	$(14)	$14
2005
Allowances	$10	$9	$(4)	$15

*	Deductions include write-offs of uncollectible accounts and collections of amounts previously reserved.

(a)(3) Exhibits

See Item 15(b) below.

(b) Exhibits

See the exhibit index, which follows the signature page to this report.

(c) Financial statement schedule

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSI CORPORATION

By:	/s/ Abhijit Y. Talwalkar
Abhijit Y. Talwalkar
President and Chief Executive Officer
Dated: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Abhijit Y. Talwalkar Abhijit Y. Talwalkar	President and Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2008

/s/ Bryon Look Bryon Look	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2008

* Timothy Y. Chen	Director	February 28, 2008

* Charles A. Haggerty	Director	February 28, 2008

* Richard S. Hill	Director	February 28, 20086

* James H. Keyes	Director	February 28, 2008

* Michael J. Mancuso	Director	February 28, 2008

* John H.F. Miner	Director	February 28, 2008

* Arun Netravali	Director	February 28, 2008

* Matthew J. O’Rourke	Director	February 28, 2008

Signature		Title	Date

* Gregorio Reyes		Director	February 28, 2008

*By:	/s/ Bryon Look Bryon Look Attorney-in-fact February 28, 2008

EXHIBIT INDEX

2.1		Asset Purchase Agreement between LSI Logic Corporation and Semiconductor Components Industries, LLC, dated as of April 5, 2006. Incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed by ON Semiconductor Corporation on April 27, 2006 (File no. 000-30419).+
2.2		Agreement and Plan of Merger, dated as of December 3, 2006, by and among LSI Logic Corporation, Atlas Acquisition Corp. and Agere Systems Inc. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on December 4, 2006.
2	.3.1	Asset Purchase Agreement, dated as of July 25, 2007, among STATS ChipPAC (Thailand) Limited and STATS ChipPAC Ltd. and LSI (Thai) Ltd. and LSI Corporation. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on October 9, 2007.
2	.3.2	Amendment No. 1 to Asset Purchase Agreement, dated as of July 25, 2007, among STATS ChipPAC (Thailand) Limited and STATS ChipPAC Ltd. and LSI (Thai) Ltd. and LSI Corporation. Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on October 9, 2007.
2.4		Asset Purchase Agreement, dated as of August 20, 2007, by and between LSI Corporation and Infineon Technologies AG. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on October 30, 2007.
3.1		Certificate of Incorporation. Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed on August 10, 2007.
3.2		By-laws. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 15, 2007.
4.1		Indenture relating to our 4% Convertible Subordinated Notes due 2010. Incorporated by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q filed on August 13, 2003.
4	.2.1	Indenture for Agere Systems Inc.’s 6.5% Convertible Subordinated Notes due 2009. Incorporated by reference to Exhibit 10.1 to Agere’s Quarterly Report on Form 10-Q filed on August 9, 2002.
4	.2.2	Supplemental Indenture No. 1 to the Indenture for Agere’s 6.5% Convertible Subordinated Notes due 2009. Incorporated by reference to Exhibit 4.5 to Agere’s Current Report on Form 8-K filed on June 1, 2005.
4	.2.3	Supplemental Indenture No. 2 to the Indenture for Agere’s 6.5% Convertible Subordinated Notes due 2009. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 6, 2007.
4	.3.1	Amended and Restated Preferred Shares Rights Agreement, dated as of November 20, 1998, between LSI Logic Corporation and BankBoston N.A. Incorporated by reference to Exhibit 1 to our Form 8-A/A filed on December 8, 1998.
4	.3.2	Amendment No. 1 to Amended and Restated Preferred Shares Rights Agreement, dated as of February 19, 1999, between LSI Logic Corporation and BankBoston N.A. Incorporated by reference to Exhibit 2 to our Report on Form 8-A/A filed on June 17, 2003.
4	.3.3	Amendment to Amended and Restated Preferred Shares Rights Agreement, dated as of August 16, 2001, by and among LSI Logic Corporation, Fleet Bank f/k/a BankBoston N.A. and EquiServe Trust Company, N.A. Incorporated by reference to Exhibit 3 to our Report on Form 8-A/A filed on June 17, 2003.
4.4		Specimen Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed on May 11, 2007.
10	.1.1	Joint Venture Agreement with Chartered Semiconductor Manufacturing Ltd. Incorporated by reference to Exhibit 10.19 to Agere’s Registration Statement on Form S-1/A, File No. 333-51594, filed February 7, 2001.
10	.1.2	Amendment to Joint Venture Agreement with Chartered Semiconductor Manufacturing Ltd. Incorporated by reference to Exhibit 10.1 to Agere’s Current Report on Form 8-K, filed September 23, 2004.
10.2		Patent and Technology License Agreement. Incorporated by reference to Exhibit 10.13 to Agere System Inc.’s Registration Statement on Form S-1/A, File No. 333-51594, filed February 7, 2001.
10.3		Form of Indemnification Agreement. Incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on February 22, 2008.
10.4		Form of Change of Control Severance Agreement. Incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed March 15, 2004.*
10.5		Agere Systems Inc. Officer Severance Policy. Incorporated by reference to Exhibit 10.26 to Agere’s Registration Statement on Form S-1/A filed March 7, 2001.*

10	.6.1	1991 Equity Incentive Plan. Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8 (No. 333-96543) filed on July 16, 2002.*
10	.6.2	1991 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 12, 2004.*
10	.6.3	1991 Equity Incentive Plan Form of Notice of Grant of Stock Options and Option Agreement. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 12, 2004.*
10	.7.1	1995 Director Option Plan. Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8 (No. 333-106205) filed on June 17, 2003.*
10	.7.2	Form of Annual Director Option Agreement. Incorporated by reference to Exhibit 1.3 to our Current Report on Form 8-K filed on April 7, 2005.*
10	.7.3	Form of Notice of Grant of Stock Options and Option Agreement. Incorporated by reference to Exhibit 1.4 to our Current Report on Form 8-K filed on April 7, 2005.*
10.8		1999 Nonstatutory Stock Option Plan. Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 (No. 333-96549) filed on July 16, 2002.*
10	.9.1	2003 Equity Incentive Plan. Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed on November 13, 2006.*
10	.9.2	2003 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.47 to our Quarterly Report on Form 10-Q filed on August 12, 2005.*
10	.9.3	2003 Equity Incentive Plan Form of Notice of Grant of Stock Option. Incorporated by reference to Exhibit 10.48 to our Quarterly Report on Form 10-Q filed on August 12, 2005.*
10	.9.4	2003 Equity Incentive Plan Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 12, 2004.*
10	.9.5	2003 Equity Incentive Plan Form of Notice of Grant of Restricted Stock Units. Incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on March 16, 2005.*
10	.9.6	Abhijit Y. Talwalkar 2003 Equity Incentive Plan Nonqualified Stock Option Agreement, effective as of June 1, 2005. Incorporated by reference to Exhibit 10.49 to our Quarterly Report on Form 10-Q filed on August 12, 2005.*
10	.9.7	Abhijit Y. Talwalkar Notice of Grant of Stock Option, effective as of June 1, 2005. Incorporated by reference to Exhibit 10.50 to our Quarterly Report on Form 10-Q filed on August 12, 2005.*+
10.10		Standalone Stock Option Agreement issued to Abhijit Y. Talwalkar. Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 (No. 333-126594) filed on July 14, 2005.*
10	.11.1	Agere Systems Inc. 2001 Long Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to Agere’s Quarterly Report on Form 10-Q filed on May 5, 2006.*
10	.11.2	Agere Systems Inc. 2001 Long Term Incentive Plan Form of Nonstatutory Stock Option Agreement Incorporated by reference to Exhibit 10.8 to Agere’s Registration Statement on Form S-1/A, File No. 333- 51594, filed on February 7, 2001.*
10	.11.3	Agere Systems Inc. 2001 Long Term Incentive Plan Form of Restricted Stock Unit Award Agreement Incorporated by reference to Exhibit 10.7 to Agere’s Registration Statement on Form S-1/A, File No. 333- 51594, filed on February 7, 2001.*
10	.11.4	Form of Agere Performance-vested RSU Award Agreement — Total Stockholder Return. Incorporated by reference to Exhibit 10.2 to Agere’s Current Report on Form 8-K/A, filed November 3, 2005.*
10	.11.5	Form of Agere Performance-vested RSU Award Agreement — Earnings per share. Incorporated by reference to Exhibit 10.13 to Agere’s Annual Report on Form 10-K, filed on December 1, 2006.*
10.12		1996 Lucent Long Term Incentive Program For Agere Employees. Incorporated by reference to Exhibit 10.28 to Agere’s Annual Report on Form 10-K filed on December 12, 2002.*
10.13		1997 Lucent Long Term Incentive Plan For Agere Employees. Incorporated by reference to Exhibit 10.29 to Agere’s Annual Report on Form 10-K, filed December 12, 2002.*
10.14		1998 Global Stock Option Plan For Agere Employees. Incorporated by reference to Exhibit 10.30 to Agere’s Annual Report on Form 10-K, filed December 12, 2002.*
10	.15.1	LSI Logic Corporation Incentive Plan. Incorporated by reference to Exhibit 10.54 to our Current Report on Form 8-K filed February 15, 2006.*

10	.15.2	Written Description of 2007 Bonus structure for Abhijit Y. Talwalkar. Incorporated by reference to Item 5.02 of our Current Report on Form 8-K filed on April 5, 2007.*
10.16		Written Description of 2007 Incentive Plan. Incorporated by reference to Exhibit 10.58 to our Current Report on Form 8-K filed on March 27, 2007.*
10.17		Agere Systems Inc. Short Term Incentive Plan. Incorporated by reference to Exhibit 10.9 to Agere’s Annual Report on Form 10-Q, filed December 1, 2006.*
10.18		LSI Employee Commuter Expense Reimbursement Policy. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 15, 2007.*
10.19		Description of Mr. Talwalkar’s relocation benefits. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 15, 2007.*
10.20		Agere Systems Inc. Supplemental Pension Plan. Incorporated by reference to Exhibit 10.10 to Agere’s Registration Statement on Form S-1, File No. 333-51594, filed on February 7, 2001.*
10.21		Employment Agreement with Abhijit Y. Talwalkar, effective as of May 23, 2005. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 24, 2005.*
10.22		Employment Agreement with Claudine Simson. Incorporated by reference to Exhibit 10.23 to our Quarterly Report on Form 10-Q filed May 11, 2007.*
10.23		Employment Agreement with Jeffrey Hoogenboom. Incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q filed on May 11, 2007.*
10.24		Employment Agreement with Ruediger Stroh. Incorporated by reference to Exhibit 10.27 to Agere’s Annual Report on Form 10-K filed on December 12, 2005.*
10.25		Retention Agreement with Andrew Micallef. Incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed on May 11, 2007.*
10.26		Retention Agreement with Jean Rankin. Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed on May 11, 2007.*
10.27		Retention Agreement with Denis Regimbal. Incorporated by reference to Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on May 11, 2007.*
10.28		Retention Agreement with Ruediger Stroh. Incorporated by reference to Exhibit 10.21 to our Quarterly Report on Form 10-Q filed on May 11, 2007.*
10.29		Retention Agreement with Umesh Padval. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 10, 2007.*
10.30		Separation Agreement with Joseph M. Zelayeta. Incorporated by reference to Exhibit 10.57 to our Current Report on Form 8-K filed on August 14, 2006.*
10.31		Separation Agreement with Donald Esses, Incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q filed on May 11, 2007.*
10	.32.1	Separation Agreement with Umesh Padval. Incorporated by referenced to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 9, 2007.*
10	.32.2	Amendment No. 1 to Separation Agreement with Umesh Padval. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 9, 2007.*
10	.33.1	Separation Agreement with Denis Regimbal.*
10	.33.2	Letter relating to Separation Agreement with Denis Regimbal.*
10.34		Separation Agreement with Jeffrey Hoogenboom.*
21		List of Subsidiaries.
23		Consent of Independent Registered Public Accounting Firm.
24		Power of Attorney.
31.1		Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).
31.2		Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**

*	Denotes management contract or compensatory plan or arrangement.

+	Confidential treatment has been granted with respect to certain portions of these exhibits. Redacted versions have been filed with the Securities and Exchange Commission.

**	Furnished, not filed.

Note: The Securities and Exchange Commission file number for Agere Systems Inc. is 001-16397.