Form 10-Q
period 2008-03-30
LSI CORP
filed 2008-05-09
CIK 703360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 30, 2008
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 1, 2008, there were 637,448,784 shares of the registrant’s Common Stock, $.01 par value, outstanding.

LSI CORPORATION
Form 10-Q
For the Quarter Ended March 30, 2008
INDEX
FORWARD-LOOKING STATEMENTS
     This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe” and similar words are intended to identify forward-looking statements. Although we believe our expectations are based on reasonable assumptions, our actual results could differ materially from those projected in the forward-looking statements. We have described in Part II, Item 1A- “Risk Factors” a number of factors that could cause our actual results to differ from our projections or estimates. Except where otherwise indicated, the statements made in this report are made as of the date we filed this report with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. We expressly disclaim any obligation to update the information in this report, except as may otherwise be required by law.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LSI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 30,	December 31,
	2008	2007
	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$869,878	$1,021,569
Short-term investments	366,876	376,028
Accounts receivable, less allowances of $9,731 and $10,192	332,115	406,368
Inventories	258,561	240,842
Prepaid expenses and other current assets	158,659	147,751

Total current assets	1,986,089	2,192,558
Property and equipment, net	235,219	229,732
Other intangible assets, net	1,169,507	1,225,196
Goodwill	496,344	499,551
Other assets	252,523	249,353

Total assets	$4,139,682	$4,396,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$290,625	$329,444
Accrued salaries, wages and benefits	126,515	118,990
Other accrued liabilities	290,589	298,343
Income taxes payable	21,293	15,679

Total current liabilities	729,022	762,456

Long-term debt	717,193	717,967
Pension, post-retirement and other benefits	136,397	137,543
Income taxes payable — non-current	177,415	185,036
Other non-current liabilities	93,141	108,143

Total long-term obligations and other liabilities	1,124,146	1,148,689

Commitments and contingencies (Note 12)	—	—
Minority interest in subsidiary	283	249

Stockholders’ equity:
Preferred stock, $.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value: 1,300,000 shares authorized; 637,123 and 680,595 shares outstanding	6,371	6,806
Additional paid-in capital	5,952,884	6,152,421
Accumulated deficit	(3,752,150)	(3,738,522)
Accumulated other comprehensive income	79,126	64,291

Total stockholders’ equity	2,286,231	2,484,996

Total liabilities and stockholders’ equity	$4,139,682	$4,396,390

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 30, 2008	April 1, 2007
	(In thousands, except per share
	amounts)
Revenues	$660,747	$465,415
Cost of revenues	401,194	270,899

Gross profit	259,553	194,516
Research and development	169,717	103,847
Selling, general and administrative	99,053	61,610
Restructuring of operations and other items, net	4,564	(8,080)
Acquired in-process research and development	—	6,500

(Loss)/income from operations	(13,781)	30,639
Interest expense	(8,978)	(3,890)
Interest income and other, net	14,631	10,531

(Loss)/income before income taxes	(8,128)	37,280
Provision for income taxes	5,500	7,456

Net (loss)/income	$(13,628)	$29,824

Net (loss)/income per share:
Basic	$(0.02)	$0.07

Diluted	$(0.02)	$0.07

Shares used in computing per share amounts:
Basic	661,984	404,230

Diluted	661,984	409,808

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 30, 2008	April 1, 2007
	(In thousands)
Operating activities:
Net (loss)/income	$(13,628)	$29,824
Adjustments:
Depreciation and amortization	78,328	18,576
Stock-based compensation expense	17,795	11,184
Non-cash restructuring and other items	(3,291)	228
Acquired in-process research and development	—	6,500
Gain on sale of property and equipment, including assets held-for-sale	(12)	(9,662)
Non-cash foreign exchange loss	12,918	389
Changes in deferred tax assets and liabilities	2,115	31
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	74,272	45,450
Inventories	(17,719)	(19,654)
Prepaid expenses and other assets	(4,317)	24,565
Accounts payable	(39,432)	(36,469)
Accrued and other liabilities	(10,828)	(14,980)

Net cash provided by operating activities	96,201	55,982

Investing activities:
Purchase of debt securities available-for-sale	(44,151)	(60,630)
Proceeds from maturities and sales of debt securities available-for-sale	50,904	174,392
Purchases of equity securities	(3,500)	—
Purchases of property, equipment and software	(35,230)	(20,503)
Proceeds from sale of property and equipment	6,333	12,511
Acquisitions of companies, net of cash acquired	—	(52,079)
Adjustment to goodwill acquired in a prior year for resolution of a pre-acquisition income tax contingency	4,821	2,442

Net cash (used in)/provided by investing activities	(20,823)	56,133

Financing activities:
Issuance of common stock	346	5,671
Purchase of common stock under repurchase programs	(229,231)	—

Net cash (used in)/provided by financing activities	(228,885)	5,671

Effect of exchange rate changes on cash and cash equivalents	1,816	(65)

(Decrease)/increase in cash and cash equivalents	(151,691)	117,721

Cash and cash equivalents at beginning of year	1,021,569	327,800

Cash and cash equivalents at end of period	$869,878	$445,521

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
     For financial reporting purposes, LSI Corporation (the “Company” or “LSI”) reports on a 13- or 14-week quarter with a year ending December 31. The current quarter ended March 30, 2008. The results of operations for the quarter ended March 30, 2008, are not necessarily indicative of the results to be expected for the full year. The first quarter in each of 2008 and 2007 consisted of 13 weeks.
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
     In management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and restructuring and other items, net, as discussed in Note 3), necessary to state fairly the financial information included herein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     Amortization of intangibles, which was previously reported separately in operating expenses, has been reclassified to cost of revenues for the three months ended April 1, 2007 to conform to the current period presentation.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measurements.” FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. FAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP 157-2”), “Effective Date of FASB Statement No. 157,” which delays the effective date of FAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The adoption of FAS 157 for financial assets and financial liabilities, effective January 1, 2008, had no material impact on the Company’s consolidated financial statements. The Company is currently assessing the impact of FAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial statements.
     FAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s financial assets and financial liabilities recorded at fair value have been categorized based upon the following three levels of inputs in accordance with FAS 157:
     Level 1 – Unadjusted, quoted prices in active, accessible markets for identical assets or liabilities. The Company’s investments in marketable equity securities and money market funds that are traded in active exchange markets, as well as U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets are classified under level 1.
     Level 2 – Observable inputs other than level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s investments in U.S. government agency securities, commercial paper, corporate and municipal debt securities and asset and mortgage backed securities are traded less frequently than exchange traded securities and are valued using inputs that include quoted prices for similar assets in active markets, and inputs other than quoted prices that are observable for the asset, such as interest rates and yield curves that are observable at commonly quoted intervals. Forward foreign currency contracts traded in the over-the-counter markets are valued using market transactions, or broker quotations. As such, these derivative instruments are classified within level 2.
     Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
     The following table summarizes assets measured at fair value on a recurring basis as of March 30, 2008:

	Fair Value Measurements as of March 30, 2008
	(In thousands)
Description	Total	Level 1	Level 2	Level 3
Short-term investments in debt securities and certain cash equivalents	$1,107,297	$742,976	$364,321	—
Long-term investments in marketable equity securities	$1,704	$1,704	—	—
Rabbi Trust all invested in money market funds	$11,031	$11,031	—	—
     In December 2007, the FASB issued Statement No. 141 (Revised 2007) (“FAS 141(R)”), “Business Combinations.” FAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired in an acquisition. FAS 141(R) also establishes disclosure requirements to evaluate the nature and financial effects of a business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 141(R) on its consolidated financial statements.
     In March 2008, the FASB issued Statement No. 161 (“FAS 161”), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.  FAS 161 expands quarterly disclosure requirements in FAS 133 about an entity’s derivative instruments and hedging activities.  FAS 161 is effective for fiscal years beginning after November 15, 2008.  The Company is currently evaluating the impact, if any, of the adoption of FAS 161 on its consolidated financial statements.
     In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FSP 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R), “Business Combinations,” and other guidance under U.S. generally accepted accounting principles.  FSP 142-3 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact, if any, of the adoption of FSP 142-3 on its consolidated financial statements.
NOTE 2 — STOCK-BASED COMPENSATION
     Stock-based compensation expense related to the Company’s employee stock options, employee stock purchase plans (“ESPPs”) and restricted stock unit awards in the consolidated statements of operations for the three months ended March 30, 2008 and April 1, 2007 was $17.8 million and $11.2 million, respectively, as shown in the table below. Stock-based compensation costs capitalized to inventory and software development for the three months ended March 30, 2008 and April 1, 2007 were not significant.

	Three Months Ended
Stock-Based Compensation Expense Included In:	March 30, 2008	April 1, 2007
	(In thousands)
Cost of revenues	$2,061	$1,944
Research and development	7,823	4,717
Selling, general and administrative	7,911	4,523

Total stock-based compensation expense	$17,795	$11,184

     The estimated fair value of the stock-based awards, less expected forfeitures, is amortized over each award’s vesting period on a straight-line basis.
Stock Options
     The fair value of each option grant is estimated on the date of grant using a reduced form calibrated binominal lattice model (the “lattice model”). This model requires the use of historical data for employee exercise behavior and the use of assumptions outlined in the following table:

	Three Months Ended
	March 30, 2008	April 1, 2007
Weighted average estimated grant date fair value per share	$1.78	$3.35
Weighted average assumptions in calculation:
Expected life (years)	4.39	4.35
Risk-free interest rate	2%	5%
Volatility	52%	46%
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
     The Company used an equally weighted combination of historical and implied volatilities as of the grant date. The historical volatility is the standard deviation of the daily stock returns for LSI from the date of the initial public offering of its common stock in 1983. For the implied volatilities, the Company uses near-the-money exchange-traded call options, as stock options are call options that are granted at-the-money. The historical and implied volatilities are annualized and equally weighted to determine the volatilities as of the grant date. Management believes that the equally weighted combination of historical and implied volatilities is more representative of future stock price trends than sole use of historical implied volatilities.
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
     A summary of the changes in stock options outstanding during the three months ended March 30, 2008 is presented below:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term	Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at December 31, 2007	100,242	$16.12	—	—
Options granted	11,639	5.03	—	—
Options exercised	(83)	(4.18)	—	—
Options canceled	(13,121)	(22.20)	—	—

Options outstanding at March 30, 2008	98,677	$14.02	3.97	$1,419

Options exercisable at March 30, 2008	60,887	$18.33	2.80	$1,230

     As of March 30, 2008, total unrecognized compensation expense related to nonvested stock options, net of estimated forfeitures, was approximately $106.9 million and is expected to be recognized over the next 2.9 years on a weighted average basis. The total intrinsic value of options exercised in the first quarter of 2008 was $0.1 million. Cash received from stock option exercises was $0.3 million for the three months ended March 30, 2008.

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
Employee Stock Purchase Plans
     The Company also has two ESPPs, one for U.S. employees and one for employees outside the U.S., under which rights are granted to employees to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of a 12-month offering period or the end of each six-month purchase period within such an offering period. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. No shares were issued under the ESPPs in the first quarter of 2008.
Restricted Stock Awards
     Under the 2003 Equity Incentive Plan (“2003 Plan”), the Company may grant restricted stock or restricted stock unit awards. No participant may be granted more than a total of 0.5 million shares of restricted stock or restricted stock units in any year. The Company typically grants restricted stock units. The vesting requirements for the restricted stock units are determined by the Board of Directors, and typically vesting of restricted stock units is subject to the employee’s continuing service to the Company. The cost of these units is determined using the fair value of the Company’s common stock on the date of grant and compensation expense is recognized over the vesting period on a straight-line basis.
     A summary of the changes in restricted stock units outstanding during the three months ended March 30, 2008 is presented below.

Number of
Shares
(In thousands)
Non-vested shares at December 31, 2007	9,177
Granted	1,700
Vested	(1,526)
Forfeited	(288)

Non-vested shares at March 30, 2008	9,063

     As of March 30, 2008, the total unrecognized compensation expense related to restricted stock units, net of estimated forfeitures, was $61.8 million and is expected to be recognized over the next 2.3 years on a weighted average basis. The fair value of shares vested in the first quarter of 2008 was $7.7 million.
NOTE 3 — RESTRUCTURING
     The Company recorded a charge of $4.6 million in restructuring of operations and other items, net, for the three months ended March 30, 2008, which was all recorded in the Semiconductor segment. The Company recorded a credit of $8.1 million in restructuring of operations and other items, net for the three months ended April 1, 2007. A credit of $8.2 million was recorded in the Semiconductor segment, and a charge of $0.1 million was recorded in the Storage Systems segment. For a complete discussion of the 2007 restructuring actions, see Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     During the first quarter of 2008, the Company recorded a total of $3.3 million in restructuring charges, including a $1.5 million charge related to the Agere merger, which is discussed under “Restructuring Actions Associated with the Agere Merger”.
First Quarter of 2008:
     A net charge of $1.8 million in restructuring of operations resulted from the following items:
•	A gain of $1.9 million from the sale of land in Gresham, Oregon, which had a net book value of $0.9 million. Total proceeds from the sale were $2.8 million. A net credit of $0.1 million for the estimated fair value change of certain other assets which were previously written down;

•	A charge of $5.0 million for lease termination costs, which included $3.1 million for new U.S. lease termination costs and $1.9 million for changes in previously accrued facility lease exit costs including changes in time value of accruals; and

•	A net credit of $1.2 million primarily for severance and termination benefits for employees due to change in estimates primarily for restructuring actions taken in January 2008.
     The following table sets forth the Company’s restructuring reserves as of March 30, 2008, which are included in other accrued liabilities and other non-current liabilities in the consolidated balance sheets, and the activities affecting the reserves during the first quarter of 2008:

	Balance at	Restructuring	Utilized	Balance at
	December 31,	Expense	During	March 30,
	2007	Q1 2008	Q1 2008	2008
	(In thousands)
Write-down of excess assets and other liabilities (a)	$225	$(1,976)	$1,834	$83
Lease terminations (b)	23,318	4,998	(1,961)	26,355
Payments to employees for severance (c)	24,817	(1,230)	(12,899)	10,688

Total	$48,360	$1,792	$(13,026)	$37,126

(a)	The credit includes the gain from the sale of land in Gresham, Oregon.

(b)	Amounts utilized represent cash payments. The balance remaining for real estate lease terminations is expected to be paid during the remaining terms of the leases, which extend through 2011.

(c)	Amounts utilized represent cash severance payments to employees. The majority of the balance remaining for severance is expected to be paid by the end of 2008.
Restructuring Actions Associated with the Agere Merger
     In connection with the Agere merger, management approved and initiated plans to restructure the operations of Agere to eliminate certain duplicative activities, reduce cost structure and better align product and operating expenses with existing general economic conditions. Agere restructuring costs were accounted for as liabilities assumed as part of the purchase business combination as of April 2, 2007 in accordance with Emerging Issues Task Force Issue No. 95-3,“Recognition of Liabilities in Connection with a Purchase Business Combination.” For a complete discussion of the Agere merger, see Note 4 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     Adjustments to the initial restructuring cost estimates made until the end of fiscal year 2007 were recorded as an offset to Goodwill and to restructuring expense thereafter.
First Quarter of 2008:
     A net charge of $1.5 million resulted from the following items:
•	A $1.2 million gain from the sale of assets held for sale in Singapore;

•	A $1.1 million charge for the change in assumptions and time value of accruals for previously recorded facility lease exit costs; and

•	A $1.6 million charge for severance and termination benefits due to a change in severance estimates.

     The following table sets forth restructuring reserves related to the Agere merger as of March 30, 2008, which are included in other accrued liabilities and other non-current liabilities in the consolidated balance sheets, and the activities affecting the reserves during the first quarter of 2008:

	Balance at	Changes in	Utilized	Balance at
	December 31,	Estimates During	During	March 30,
	2007	Q1 2008	Q1 2008	2008
Lease terminations (a)	$33,439	$1,068	$(3,671)	$30,836
Payments to employees for severance (b)	18,926	1,635	(10,581)	9,980
Stock compensation charges in accordance with FAS 123R (c)	20,860	—	(7,844)	13,016
Gain on sale of assets (d)	—	(1,163)	1,163	—

Total	$73,225	$1,540	$(20,933)	$53,832

(a)	Amounts utilized include $2.9 million in cash payments and $0.8 million for write-off of leasehold improvements. The balance remaining for real estate lease terminations is expected to be paid during the remaining terms of these contracts, which extend through 2013.

(b)	Amounts utilized represent cash severance payments to employees. The majority of the balance remaining for severance is expected to be paid by the end of 2008.

(c)	Amounts utilized represent stock grants exercised or expired. The balance is expected to be utilized by the end of 2009.

(d)	Amounts utilized represent the gain on sale of assets held for sale in Singapore.
Assets Held for Sale
     Assets held for sale were included as a component of prepaid expenses and other current assets in the consolidated balance sheets as of March 30, 2008 and December 31, 2007. Assets held for sale of $22.8 million as of March 30, 2008 primarily included $16.8 million related to land in Gresham, Oregon, $4.3 million related to semiconductor assembly and test facilities in Singapore and $0.9 million related to land in Colorado. Assets held for sale of $26.1 million as of December 31, 2007 included $17.7 million related to land in Gresham, Oregon, $6.8 million related to semiconductor assembly and test facilities in Singapore and $0.9 million related to land in Colorado.
     Assets classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell and are not depreciated. The fair values of impaired equipment and facilities were researched and estimated by management. The Company reassesses the ability to realize the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of, and therefore, additional adjustments may be necessary.
NOTE 4 — AGERE MERGER – PRO FORMA RESULTS
     On April 2, 2007, the Company acquired Agere. The following pro forma summary is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or results that actually would have been realized had the Company and Agere been a consolidated entity during the period presented. The summary combines the results of operations as if Agere had been acquired as of the beginning of the period presented.
     The summary includes the impact of certain adjustments such as amortization of intangibles, stock compensation charges and charges in interest expense related to Agere’s notes that the Company guaranteed. Additionally, acquired in-process research and development associated with the Agere acquisition has been excluded from the period presented. Pro forma amounts presented below are in thousands except per share data.

Three Months
Ended
April 1, 2007
Revenues	$800,559
Net income	$6,171
Basic income per share	$0.01
Diluted income per share	$0.01

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
     The following table sets forth the components of the net periodic benefit credit for the three months ended March 30, 2008:

	Three Months Ended
	March 30, 2008
	Pension	Post-retirement
	Benefits	Benefits
	(In thousands)
Service cost	$1,406	$26
Interest cost	18,528	766
Expected return on plan assets	(20,582)	(1,258)
Amortization of prior service cost	4	—
Net actuarial gain recognized	(13)	(29)

Total benefit credit	$(657)	$(495)

     During the three months ended March 30, 2008, the Company contributed $0.5 million to its pension plans and $4.0 million to its post-retirement benefit plans. The Company expects to contribute approximately $9.0 million to its pension plans and approximately $9.0 million to its post-retirement benefit plans for the year ending December 31, 2008.
NOTE 6 — INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
     As of March 30, 2008 and December 31, 2007, intangible assets by reportable segment were comprised of the following:

	March 30, 2008		December 31, 2007
	Gross	Accumulated	Gross	Accumulated
	Carrying Amount	Amortization	Carrying Amount	Amortization
	(In thousands)
Semiconductor:
Current technology	$848,656	$(328,883)	$848,656	$(298,525)
Trademarks	26,730	(26,284)	26,730	(26,272)
Customer base	367,808	(34,888)	367,808	(20,761)
Non-compete agreements	1,949	(1,323)	1,949	(1,165)
Existing purchase orders	200	(200)	200	(200)
Supply agreement	100	(100)	100	(100)
Patent licensing	313,800	(36,245)	313,800	(27,183)
Order backlog	41,300	(41,300)	41,300	(41,300)
Workforce	3,567	(810)	3,567	(661)
Trade names	2,248	(187)	2,248	(94)

Subtotal	1,606,358	(470,220)	1,606,358	(416,261)

Storage Systems:
Current technology	164,339	(131,796)	164,339	(130,361)
Trademarks	7,150	(7,150)	7,150	(7,149)
Customer base	5,010	(5,010)	5,010	(5,010)
Non-compete agreements	1,600	(1,422)	1,600	(1,156)
Supply agreement	8,147	(8,147)	8,147	(8,147)
Trade names	800	(152)	800	(124)

Subtotal	187,046	(153,677)	187,046	(151,947)

Total intangible assets	$1,793,404	$(623,897)	$1,793,404	$(568,208)

     The following table sets forth amortization expense and weighted average lives of intangible assets:

	Weighted	Three Months Ended	Year Ended
	Average Lives	March 30,	December 31,
	(In Months)	2008	2007
	(In thousands)
Current technology	58	$31,793	$88,579
Trademarks	83	13	855
Customer base	44	14,127	19,253
Non-compete agreements	27	424	1,662
Supply agreement	32	—	775
Patent licensing	36	9,062	27,510
Order backlog	2	—	53,000
Workforce	72	149	596
Trade names	75	121	208

Total	50	$55,689	$192,438

     The estimated future amortization expense related to intangible assets as of March 30, 2008 was as follows:

Amount
Fiscal Year:	(In thousands)
2008 (March 31 through December 31, 2008)	$166,446
2009	214,025
2010	172,965
2011	135,137
2012 and thereafter	480,934

Total	$1,169,507

Goodwill
     The following table sets forth changes in the carrying amount of goodwill for the three months ended March 30, 2008:

	Semiconductor	Storage Systems
	Segment	Segment	Total
	(In thousands)
Balance as of December 31, 2007	$323,927	$175,624	$499,551
Adjustment to goodwill acquired in a prior year for the resolution of a pre-acquisition income tax contingency	(4,821)	—	(4,821)
Adjustment to goodwill related to FASB Interpretation No. 48	1,468	—	1,468
Other	146	—	146

Balance as of March 30, 2008	$320,720	$175,624	$496,344

NOTE 7 — OTHER BALANCE SHEET DETAILS

	March 30,	December 31,
	2008	2007
	(In thousands)
Cash and cash equivalents:
Cash in financial institutions	$85,674	$117,464
Cash equivalents	784,204	904,105

Total cash and cash equivalents	$869,878	$1,021,569

Available-for-sale debt securities:
Asset-backed and mortgage-backed securities	$214,232	$207,290
U.S. government and agency securities	135,224	121,350
Corporate and municipal debt securities	17,420	47,388

Total short-term investments	$366,876	$376,028

	March 30,	December 31,
	2008	2007
	(In thousands)
Inventories:
Raw materials	$26,773	$30,023
Work-in-process	94,022	95,262
Finished goods	137,766	115,557

Total inventories	$258,561	$240,842

Long-term investments in equity securities *:
Marketable available-for-sale equity securities	$1,704	$1,888
Non-marketable equity securities	41,140	37,891

Total long-term investments in equity securities	$42,844	$39,779

		Interest	Conversion	March 30,	December 31,
	Maturity	Rate	Price	2008	2007
	(In thousands)
Long-term debt:
2003 Convertible Subordinated Notes	2010	4.00%	$13.4200	$350,000	$350,000
2002 Convertible Subordinated Notes	2009	6.50%	$15.3125	361,660	361,660
Accrued debt premium**				8,589	8,589

				720,249	720,249
Amortization of accrued debt premium **				(3,056)	(2,282)

Total long-term debt				$717,193	$717,967

*	The long-term investments in equity securities are included in the other assets in the consolidated balance sheets.

**	Upon the completion of merger with Agere, the Company guaranteed Agere’s 2002 Convertible Subordinated Notes. The carrying value of these Notes was adjusted to the fair value of $370.2 million as of April 2, 2007, the purchase date. The accrued debt premium will be fully amortized by December 2009.
NOTE 8 — RECONCILIATION OF BASIC AND DILUTED (LOSS)/INCOME PER SHARE
     The following table sets forth a reconciliation of the numerators and denominators used in the computation of basic and diluted per share amounts:

	Three Months Ended
	March 30, 2008			April 1, 2007
			Per-Share			Per-Share
	Loss*	Shares+	Amount	Income*	Shares+	Amount
	(In thousands except per share amounts)
Basic (loss)/income per share:
Net (loss)/income available to common stockholders	$(13,628)	661,984	$(0.02)	$29,824	404,230	$0.07
Stock options, employee stock purchase rights and restricted stock awards	—	—	—	—	5,578	—
Diluted (loss)/income per share:
Net (loss)/income available to common stockholders	$(13,628)	661,984	$(0.02)	$29,824	409,808	$0.07

*	Numerator

+	Denominator
     Options to purchase 97,805,671 and 42,304,732 shares were excluded from the computation of diluted shares for the three months ended March 30, 2008 and April 1, 2007, respectively, because of their antidilutive effect on net (loss)/income per share.
     For the three months ended March 30, 2008 and April 1, 2007, 49,699,072 and 26,080,460 weighted average potentially dilutive shares, respectively, associated with convertible notes were excluded from the calculation of diluted shares because of their antidilutive effect on net (loss)/income per share.
NOTE 9 — SEGMENT REPORTING
     The Company operates in two reportable segments — the Semiconductor segment and the Storage Systems segment — in which the Company offers products and services for a variety of electronic systems applications. LSI’s products are marketed primarily to original equipment manufacturers (“OEMs”) that sell products to the Company’s target end customers.

Summary of Operations by Segment
     The following is a summary of operations by segment for the three months ended March 30, 2008 and April 1, 2007:

	Three Months Ended
	March 30, 2008	April 1, 2007
	(In thousands)
Revenues:
Semiconductor	$458,802	$272,374
Storage Systems	201,945	193,041

Total	$660,747	$465,415

(Loss)/income from operations:
Semiconductor	$(24,337)	$27,159
Storage Systems	10,556	3,480

Total	$(13,781)	$30,639

     For the three months ended March 30, 2008, restructuring of operations and other items, net of $4.6 million related to the Semiconductor segment. For the three months ended April 1, 2007, restructuring of operations and other items, net for the Semiconductor and Storage Systems segments were a net credit of $8.2 million and a charge of $0.1 million, respectively.
Significant Customers
     The following table summarizes the number of the Company’s significant customers, each of whom accounted for 10% or more of the Company’s revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment:

	Three Months Ended
	March 30, 2008	April 1, 2007
Semiconductor segment:
Number of significant customers	1	2
Percentage of segment revenues	30%	20%, 14%

Storage Systems segment:
Number of significant customers	3	2
Percentage of segment revenues	43%, 16%, 13%	45%, 20%

Consolidated:
Number of significant customers	2	2
Percentage of consolidated revenues	21%, 14%	19%, 12%
Information about Geographic Areas
     Revenues from domestic operations were $206.8 million, representing 31.3% of consolidated revenues, for the three months ended March 30, 2008 compared to $210.7 million, representing 45.3% of consolidated revenues, for the three months ended April 1, 2007.
NOTE 10 — COMPREHENSIVE INCOME
     Comprehensive income is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive income, net of taxes, for the current reporting period and the comparable period in the prior year is as follows:

	Three Months Ended
	March 30, 2008	April 1, 2007
	(In thousands)
Net (loss)/income	$(13,628)	$29,824
Change in unrealized (loss)/gain on available-for-sale securities	(69)	3,264
Change in foreign currency translation adjustments	14,904	405

Comprehensive income	$1,207	$33,493

NOTE 11 — RELATED PARTY TRANSACTIONS
     A member of the Company’s board of directors is also a member of the board of directors of Seagate Technology. The Company sells semiconductors used in storage product applications to Seagate Technology for prices an unrelated third party would pay for such products. Revenues from sales to Seagate Technology were $138.8 million and $55.6 million for the three months ended March 30, 2008 and April 1, 2007, respectively. The Company had accounts receivable from Seagate Technology of $70.2 million and $103.6 million as of March 30, 2008 and December 31, 2007, respectively.
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
     The Company purchased $18.9 million of inventory from SMP for the three months ended March 30, 2008. The amount of inventory on hand that was purchased from SMP was $10.1 million and $11.3 million as of March 30, 2008 and December 31, 2007, respectively. The amounts payable to SMP were $9.4 million and $10.2 million as of March 30, 2008 and December 31, 2007, respectively.
NOTE 12 — COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS
Purchase Commitments
     The Company maintains some purchase commitments with suppliers primarily for raw materials and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers.
     In connection with the sale of the Company’s Gresham, Oregon semiconductor manufacturing facility in 2006, the Company entered into a multi-year wafer supply agreement with ON Semiconductor, under which LSI agreed to purchase $202.6 million in wafers from ON Semiconductor between May 2006 and the end of LSI’s fourth quarter of 2008. As of March 30, 2008, LSI had yet to purchase $30.0 million in wafers under this arrangement.
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
     The following table sets forth a summary of changes in product warranties during the three months ended March 30, 2008 (in thousands):

Balance as of December 31, 2007	$14,734
Accruals for warranties issued during the period	3,730
Accruals related to pre-existing warranties (including changes in estimates)	(1,251)
Settlements made during the period (in cash or in kind)	(3,774)

Balance as of March 30, 2008	$13,439

Convertible Subordinated Notes:
     As part of the merger with Agere, the Company guaranteed Agere’s 6.5% Convertible Subordinated Notes due December 15, 2009 (“2002 Convertible Notes”). As of March 30, 2008, $361.7 million of these notes were outstanding.
Standby Letters of Credit:
     As of March 30, 2008 and December 31, 2007, the Company had outstanding standby letters of credit of $10.8 million and $11.1 million, respectively. These instruments are off-balance sheet commitments to extend financial guarantees for leases and certain self-insured risks and generally have one-year terms. The fair value of the letters of credit approximates the contract amount.
FIN 48 Liabilities
     As of March 30, 2008, the amount of the unrecognized tax benefits was $205.6 million, of which none is expected to be paid within one year. The Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.
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
Legal Matters
     On May 1, 2003, Litton Systems (“Litton”) and Stanford University filed a patent infringement lawsuit against Agere and others in the United States District Court for the Central District of California (Western Division). The complaint alleges that each of the defendants is infringing a patent related to the manufacture of optical amplifiers. The patent, which expired in October 2003, was owned by Stanford University and was exclusively licensed to Litton. The complaint seeks, among other remedies, monetary damages, counsel fees and injunctive relief.
     On April 6, 2006, Silicon Space Technology Corporation (“Silicon Space”) filed a lawsuit against LSI in the District Court of Travis County, Texas, alleging, among other things, that LSI misappropriated unspecified intellectual property related to radiation hardening of integrated circuits. In December 2007, the jury found that LSI did misappropriate Silicon Space intellectual property. A final judgment was entered on February 29, 2008, awarding Silicon Space $18.0 million plus interest from October 10, 2006 and attorneys’ fees, but denying injunctive relief. LSI and Silicon Space are challenging the judgment.
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
NOTE 13 — SUBSEQUENT EVENTS
     On April 25, 2008, the Company acquired the assets of the hard disk drive semiconductor business of Infineon Technologies AG (“Infineon”) for approximately $95.0 million in cash. LSI also entered into additional agreements with Infineon, including intellectual property, design services, transition services and supply agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Management’s discussion and analysis should be read in conjunction with the other sections of this Form 10-Q, including Part 1, “Item 1- Financial Statements.”
     Where more than one significant factor contributed to changes in results from year to year, we have quantified these factors throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where practicable and useful to the discussion.
OVERVIEW
     We design, develop and market complex, high-performance semiconductors and storage systems. We provide silicon-to-system solutions that are used at the core of products that create, store, consume and transport digital information. We offer a broad portfolio of capabilities including custom and standard product integrated circuits used in hard disk drives, high-speed communication systems, computer servers, storage systems and personal computers. We also offer external storage systems, host adapter boards and software applications for attaching storage devices to computer servers and for storage area networks. Our business is focused on providing integrated circuits for storage and networking applications and on providing storage systems and related boards and software.
     We operate in two segments — the Semiconductor segment and the Storage Systems segment — in which we offer products and services for a variety of electronic systems applications. Our products are marketed primarily to original equipment manufacturers, or OEMs, that sell products to our target end customers.
     Revenues for the three months ended March 30, 2008 were $660.7 million, representing a 42% increase from $465.4 million for the three months ended April 1, 2007. The increase was primarily attributable to the Agere acquisition, which completed on April 2, 2007, included in our results of operations for the quarter ended March 30, 2008.
     We reported a net loss of $13.6 million, or $0.02 per diluted share, for the three months ended March 30, 2008, as compared to net income of $29.8 million, or $0.07 per diluted share, for the three months ended April 1, 2007. During the three months ended March 30, 2008, we recorded a $4.6 million charge for restructuring of operations and other items, net.
     Cash, cash equivalents and short-term investments were $1,236.8 million as of March 30, 2008 as compared to $1,397.6 million as of December 31, 2007. For the three months ended March 30, 2008, we generated $96.2 million in cash provided by operations, as compared to $56.0 million in the same period of 2007. During the three months ended March 30, 2008, we repurchased 44.6 million shares of our common stock for $229.2 million in cash.
     We are in the process of transitioning our semiconductor and storage systems final assembly and test operations to third party manufacturers. During the three month period ending March 30, 2008, we discontinued operations at our semiconductor assembly and test facility in Singapore. In preparation for this cessation, we pre-built additional inventory, in order to provide for a continuing supply of products for our customers as we transition those operations to third party manufacturers.
     During the quarter ending June 29, 2008, we expect to discontinue storage systems assembly and test operations at our Wichita, Kansas facility. Following cessation of operations at our Wichita facility, all of our back-end assembly and test operations will be performed by third-party contract manufacturers. We believe that use of third party manufacturers reduces our exposure to un-recovered fixed costs, reduces our capital expenditure requirements and allows us to focus our efforts on product development.

RESULTS OF OPERATIONS
Revenues
     The following table summarizes our revenues by segment for the three months ended March 30, 2008 and April 1, 2007:

	Three Months Ended
	March 30, 2008	April 1, 2007
	(In millions)
Semiconductor segment	$458.8	$272.4
Storage Systems segment	201.9	193.0

Consolidated	$660.7	$465.4

Three months ended March 30, 2008 compared to the three months ended April 1, 2007:
     Total revenues for the three months ended March 30, 2008 increased $195.3 million or 42.0% as compared to the three months ended April 1, 2007.
Semiconductor Segment:
     Revenues for the Semiconductor segment increased $186.4 million or 68.4% for the three months ended March 30, 2008 as compared to the three months ended April 1, 2007. The increase was primarily due to revenues attributable to Agere of $213.4 million and, to a lesser extent, increased demand for semiconductors used in storage product applications associated with the ramping of our Serial Attached SCSI, or SAS products. The increase was partially offset by a decrease in revenue from semiconductors used in consumer product applications as a result of the sale of the Consumer Products Group in the third quarter of 2007.
Storage Systems Segment:
     Revenues for the Storage Systems segment increased $8.9 million or 4.6% for the three months ended March 30, 2008 as compared to the three months ended April 1, 2007. The increase was primarily attributable to an increase in sales from the ramp of our entry level SAS storage products and an increase in demand for our premium feature software products, partially offset by a slight decline in the mid-range products.
     See Note 9 to our consolidated financial statements in Item 1 for information about our significant customers.
Revenues by Geography
     The following table summarizes our revenues by geography for the three months ended March 30, 2008 and April 1, 2007:

	Three Months Ended
	March 30, 2008	April 1, 2007
	(In millions)
North America*	$206.8	$210.7
Asia**	348.2	188.9
EMEA***	105.7	65.8

Total	$660.7	$465.4

*	Primarily the United States.

**	Including Japan.

***	EMEA refers to Europe, Middle East and Africa. Our business is in Europe and the Middle East.
     Revenues in Asia increased 84.3% and revenues in EMEA increased 60.6% for the three months ended March 30, 2008 compared to the three months ended April 1, 2007. These increases were slightly offset by a decrease in revenue in North America. The increase in Asia was primarily attributable to an increase in revenues associated with the merger with Agere on April 2, 2007. The increase in EMEA was due to an increase in storage systems revenues and an increase in revenues attributable to Agere.
Gross Profit Margin, Operating Costs and Expenses

Gross Profit Margin:

	Three Months Ended
	March 30, 2008	April 1, 2007
	(Dollars in millions)
Semiconductor segment	$184.9	$131.5
Percentage of segment revenues	40.3%	48.3%
Storage Systems segment	$74.7	$63.0
Percentage of segment revenues	37.0%	32.6%

Consolidated	$259.6	$194.5

Percentage of total revenues	39.3%	41.8%
     Amortization of intangibles, which was previously reported in operating expenses, has been reclassified to cost of revenues for the three months ended April 1, 2007 to conform to the current period presentation.
     The consolidated gross profit margin as a percentage of revenues decreased to 39.3% for the three months ended March 30, 2008 as compared to 41.8% for the three months ended April 1, 2007.
Semiconductor Segment:
     The gross profit margin as a percentage of segment revenues for the Semiconductor segment decreased to 40.3% for the three months ended March 30, 2008 from 48.3% for the three months ended April 1, 2007. The decline was primarily attributable to an increase of $37.7 million in the amortization of intangible assets primarily related to the acquisition of Agere.
Storage Systems Segment:
     The gross profit margin as a percentage of segment revenues for the Storage Systems segment increased to 37.0% for the three months ended March 30, 2008 from 32.6% for the three months ended April 1, 2007. The increase was driven by higher demand for premium feature software products, which have higher margins, and lower manufacturing costs across the product line.
Research and Development:

	Three Months Ended
	March 30, 2008	April 1, 2007
	(Dollars in millions)
Semiconductor segment	$135.2	$73.7
Percentage of segment revenues	29.5%	27.1%
Storage Systems segment	$34.5	$30.1
Percentage of segment revenues	17.1%	15.6%

Consolidated	$169.7	$103.8

Percentage of total revenues	25.7%	22.3%
     Consolidated research and development, or R&D, expenses increased $65.9 million or 63.5% for the three months ended March 30, 2008 as compared to the three months ended April 1, 2007.
Semiconductor Segment:
     R&D expenses for the Semiconductor segment increased $61.5 million or 83.4% for the three months ended March 30, 2008 as compared to the three months ended April 1, 2007 and as a percentage of segment revenues from 27.1% for the three months ended April 1, 2007 to 29.5% for the three months ended March 30, 2008. The increase was primarily due to the acquisition of Agere on April 2, 2007 and the acquisition of SiliconStor on March 13, 2007. The increase was partially offset by reduced expenses from the sale of the Consumer Products Group on July 27, 2007 and a decrease in expenses as a result of headcount reductions from our restructuring actions taken since the second quarter of 2007.
Storage Systems Segment:
     R&D expenses for the Storage Systems segment increased $4.4 million or 14.6% for the three months ended March 30, 2008 as compared to the three months ended April 1, 2007 and as a percentage of segment revenues from 15.6% for the three months ended April 1, 2007 to 17.1% for the three months ended March 30, 2008. The increase was attributable to increased compensation-related expenditures due to an increase in headcount and increased spending for R&D projects associated with new product lines.

Selling, General and Administrative:

	Three Months Ended
	March 30, 2008	April 1, 2007
	(Dollars in millions)
Semiconductor segment	$69.4	$32.3
Percentage of segment revenues	15.1%	11.9%
Storage Systems segment	$29.7	$29.3
Percentage of segment revenues	14.7%	15.2%

Consolidated	$99.1	$61.6

Percentage of total revenues	15.0%	13.2%
     Consolidated selling, general and administrative, or SG&A, expenses increased $37.5 million or 60.9% for the three months ended March 30, 2008 as compared to the three months ended April 1, 2007.
Semiconductor Segment:
     SG&A expenses for the Semiconductor segment increased $37.1 million or 114.9% for the three months ended March 30, 2008 as compared to the three months ended April 1, 2007 and as a percentage of segment revenues from 11.9% for the three months ended April 1, 2007 to 15.1% for the three months ended March 30, 2008. The increase was primarily due to the acquisition of Agere, partially offset by reduced expenses from the sale of the Consumer Products Group on July 27, 2007 and a decrease in expenses as a result of headcount reductions from our restructuring actions taken since the second quarter of 2007.
Storage Systems Segment:
     SG&A expenses for the Storage Systems segment increased slightly by $0.4 million or 1.4% for the three months ended March 30, 2008 as compared to the three months ended April 1, 2007. The increase was primarily due to increased sales and marketing expenses to support higher revenue during the first quarter of 2008. As a percentage of segment revenues, SG&A expense declined from 15.2% for the three months ended April 1, 2007 to 14.7% for the three months ended March 30, 2008 as a result of higher revenue for the first quarter of 2008 as compared to the first quarter of 2007.
Restructuring of Operations and Other Items:
     We recorded a charge of $4.6 million in restructuring of operations and other items, net for the three months ended March 30, 2008, which related to the Semiconductor segment.
     We recorded a net credit of $8.1 million in restructuring of operations and other items for the three months ended April 1, 2007. Of this amount, a credit of $8.2 million was recorded in the Semiconductor segment.
     As a result of the restructuring actions taken since the second quarter of 2007, we are realizing operating expense savings of approximately $58.0 million per quarter. We expect any savings in cost of revenues to be fully offset by additional costs from purchasing services through contract manufacturers. Suspended depreciation amounted to $2.8 million for the first quarter of 2008 associated with holding the Singapore assembly and test facilities for sale.
     See Note 3 to our consolidated financial statements in Item 1 for more information about the restructuring charges during the first quarter of 2008.
Interest Expense:
     Interest expense increased $5.1 million to $9.0 million for the three months ended March 30, 2008 from $3.9 million for the three months ended April 1, 2007. The increase was a result of interest on the Agere convertible notes we assumed on April 2, 2007 in connection with the merger.
Interest Income and Other:
     Interest income and other, net, was $14.6 million for the first quarter of 2008 as compared to $10.5 million for the first quarter of 2007. Interest income increased to $14.3 million for the three months ended March 30, 2008 from $12.3 million for the three months ended April 1, 2007. The increase is primarily related to the interest income earned on notes receivable that were entered into in connection with the sale of our Thailand manufacturing facility and the sale of Consumer Products Group.
Provision for Income Taxes:
     During the three months ended March 30, 2008 and April 1, 2007, we recorded an income tax provision of $5.5 million and $7.5 million, respectively. Under Financial Accounting Standard Board interpretation No.18 (“FIN 18”), “Accounting for Income Taxes in Interim Periods, an interpretation of Accounting Principal Board Opinion No. 28”, we have excluded the income or loss from certain jurisdictions from the overall estimation of the annual rate due to the anticipated pretax losses of those jurisdictions for the years in which tax benefits are not realizable or cannot be recognized in the current year. The provision for income taxes for the three months ended March 30, 2008 also reflects the reversal under Financial Accounting Standard Board interpretation No. 48 of an $8.8 million tax reserve due to the expiration of a statute of limitations and an increase of $2.1 million as a result of re-measurement of uncertain tax positions.
     Excluding certain foreign jurisdictions, management believes that the future benefit of deferred tax assets is not more likely than not to be realized.
FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
     Cash, cash equivalents and short-term investments decreased to $1.2 billion as of March 30, 2008 from $1.4 billion as of December 31, 2007. The decrease was mainly due to cash outflows for financing and investing activities as described below partially offset by cash inflows from operating activities.
Working Capital
     Working capital decreased by $173.0 million to $1.3 billion as of March 30, 2008 from $1.4 billion as of December 31, 2007. The decrease was attributable to the following:
•	Cash, cash equivalents and short-term investments decreased by $160.8 million;

•	Accounts receivable decreased by $74.3 million due to an improvement in collections;

•	Accrued salaries, wages and benefits increased by $7.5 million primarily due to timing differences in payment of salaries, benefits and performance-based compensation; and

•	Income taxes payable increased by $5.6 million due to an increase in the tax provision less tax payments.
     These decreases in working capital were offset, in part, by the following:
•	Accounts payable decreased by $38.8 million due to the timing of invoice payments;

•	Inventories increased by $17.7 million primarily driven by temporary inventory pre-builds required to complete planned factory shutdowns for the transition to third party manufacturers;

•	Prepaid expenses and other current assets increased by $10.9 million primarily due to increases in other receivables and prepaid taxes offset by a decrease in assets held for sale; and

•	Other accrued liabilities decreased by $7.8 million primarily due to a decrease in the restructuring reserve offset by an increase in accrued bond interest and various other miscellaneous accruals.

Cash provided by operating activities
     During the three months ended March 30, 2008, we generated $96.2 million of cash from operating activities compared to $56.0 million generated during the three months ended April 1, 2007. Cash generated by operating activities for the three months ended March 30, 2008 was the result of the following:
•	A net loss adjusted for non-cash transactions. The non-cash items and other non-operating adjustments are quantified in our Condensed Consolidated Statements of Cash Flows included in this Form 10-Q; and

•	A net increase in assets and liabilities, including changes in working capital components from December 31, 2007 to March 30, 2008, as discussed above.
Cash and cash equivalents (used in)/provided by investing activities
     Cash and cash equivalents used in investing activities were $20.8 million for the three months ended March 30, 2008, as compared to $56.1 million provided by investing activities for the three months ended April 1, 2007. The primary investing activities for the three months ended March 30, 2008 were as follows:
•	Purchases of property, equipment and software, net of sales;

•	The receipt of an income tax refund for pre-acquisition tax matters associated with an acquisition in 2001; and

•	Proceeds from maturities and sales of debt and equity securities available for sale, net of purchases.
     We expect capital expenditures to be approximately $60 million in 2008. In recent years, we have reduced our level of capital expenditures as a result of our focus on establishing strategic supplier alliances with foundry semiconductor manufacturers, which enables us to have access to advanced manufacturing capacity and reduce our capital spending requirements.
Cash and cash equivalents (used in)/provided by financing activities
     Cash and cash equivalents used in financing activities were $228.9 million for the three months ended March 30, 2008, as compared to $5.7 million provided by financing activities for the three months ended April 1, 2007. The primary financing activities during the three months ended March 30, 2008 were the purchase of common stock under our repurchase programs and the issuance of common stock under our employee stock plans.
     On August 20, 2007, we announced that our Board of Directors had authorized a stock repurchase program of up to $500.0 million worth of shares of our common stock. During the three months ended March 30, 2008, we repurchased 44.6 million shares for $229.2 million in cash, effectively completing the authorization. The repurchased shares were retired immediately after the repurchases were complete. Retirement of the repurchased shares is recorded as a reduction of common stock and additional paid-in-capital.
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

CONTRACTUAL OBLIGATIONS
     The following table summarizes our contractual obligations as of March 30, 2008 and the effect these obligations are expected to have on our liquidity and cash flow in the future periods:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
	(In millions)
Convertible Subordinated Notes	$—	$711.7	$—	$—	$711.7
Operating lease obligations	100.0	137.1	33.7	7.5	278.3
Purchase commitments	321.3	3.6	378.2	—	703.1
Pension and post-retirement contributions	14.7	—	—	—	14.7

Total	$436.0	$852.4	$411.9	$7.5	$1,707.8

Convertible Subordinated Notes
     As of March 30, 2008, we had outstanding $350.0 million of 4% Convertible Subordinated Notes due in May 15, 2010. Interest on these notes is payable semiannually on May 15 and November 15 of each year. These convertible notes are subordinated to all existing and future senior debt and are convertible at the holder’s option into shares of our common stock at a conversion price of approximately $13.42 per share at any time prior to maturity. We cannot elect to redeem these notes prior to maturity. Each holder of these notes has the right to cause us to repurchase all of such holder’s convertible notes at a price equal to 100% of their principal amount plus any accrued interest upon the occurrence of any fundamental change, which includes a transaction or an event such as an exchange offer, liquidation, a tender offer, consolidation, certain mergers or combinations. The merger with Agere did not trigger this right.
     As part of the merger with Agere, we guaranteed Agere’s 6.5% Convertible Subordinated Notes due December 15, 2009. As of March 30, 2008, we had outstanding $361.7 million of these notes. Interest on these notes is payable semiannually on June 15 and December 15 of each year. These convertible notes are convertible at the holder’s option into shares of our common stock at a current conversion price of $15.3125 per share, subject to adjustment in certain events, at any time prior to maturity, unless previously redeemed or repurchased. We may redeem these notes in whole or in part at any time. We may be required to repurchase these notes at a price equal to 100% of their principal amount plus any accrued and unpaid interest if our stock is no longer approved for public trading, if our stockholders approve liquidation or if a specified change in control occurs. These notes are unsecured and subordinated obligations and are subordinated in right of payment to all of Agere’s existing and future senior debt.
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
Purchase Commitments
     We maintain certain purchase commitments with suppliers primarily for raw materials and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers.
FIN 48 Tax Liabilities
     Since December 31, 2007, there have not been any material changes in the liability for uncertain tax positions. As of March 30, 2008, the amount of unrecognized tax benefits was $205.6 million, of which none is expected to be paid within one year. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. However, it is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of various statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, we estimate that our unrecognized tax benefits amount could decrease by an amount in the range of $0 to $21.1 million. A portion of this would affect our effective tax rate and the remaining would be an adjustment to goodwill.

Standby Letters of Credit
     As of March 30, 2008 and December 31, 2007, we had outstanding standby letters of credit of $10.8 million and $11.1 million, respectively. These instruments are off-balance sheet commitments to extend financial guarantees for leases and certain self-insured risks and generally have one-year terms. The fair value of the letters of credit approximates the contract amount.
CRITICAL ACCOUNTING POLICIES
     For a detailed discussion of our critical accounting policies, please see the Critical Accounting Estimates contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and significant accounting policies contained in Note 1 to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007.
RECENT ACCOUNTING PRONOUNCEMENTS
     The information contained in Item 1 in Note 1 under the heading “Recent Accounting Pronouncements” is hereby incorporated by reference into this Item 2.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There have been no significant changes in the market risk disclosures during the three months ended March 30, 2008 as compared to the discussion in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required or necessary disclosures. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.
CHANGES IN INTERNAL CONTROLS
     During the quarter ended March 30, 2008, we did not make any changes in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     This information is included under the caption “Legal Matters” in Note 12 to our consolidated financial statements in Item 1 of Part I.
Item 1A. Risk Factors
     Set forth below are risks and uncertainties, which are discussed in greater detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements in this report and other public statements we make.

•	We depend on a small number of customers. The loss of, or a significant reduction in revenue from, any of these customers would harm our results of operations.

•	If we fail to keep pace with technological advances, or if we pursue technologies that do not become commercially accepted, customers may not buy our products and our results of operations may be harmed.

•	We operate in intensely competitive markets, and our failure to compete effectively would harm our results of operations.

•	We may fail to realize benefits expected from our merger with Agere Systems, which could harm our stock price.

•	Customer orders and ordering patterns can change quickly, making it difficult for us to predict our revenues and making it possible that our actual revenues may vary materially from our expectations, which could harm our results of operations and stock price.

•	We depend increasingly on outside suppliers to manufacture, assemble, package and test our products; accordingly, any failure to transition successfully our manufacturing, assembly, packaging and test operations to suppliers, to secure and maintain sufficient manufacturing capacity or to maintain the quality of our products could harm our business and results of operations.

•	Failure to qualify our semiconductor products or our suppliers’ manufacturing lines with key customers could harm our business and results of operations.

•	Any defects in our products could harm our reputation, customer relationships and results of operations.

•	As part of our integration efforts with Agere, we intend to transition Agere’s operation to our enterprise resource planning system. Any issues that may arise with this transition could interfere with our business and harm our operating results or our ability to produce accurate and timely financial statements.

•	We may be subject to intellectual property infringement claims and litigation, which could cause us to incur significant expenses or prevent us from selling our products.

•	If we are unable to protect or assert our intellectual property rights, our business and results of operations may be harmed.

•	A decline in the revenue that we derive from the licensing of intellectual property could have a significant impact on our net income.

•	We are exposed to legal, business, political and economic risks associated with our international operations.

•	We use indirect channels of product distribution over which we have limited control.

•	Our failure to attract, retain and motivate key employees could harm our business.

•	We may engage in acquisitions and strategic alliances, which may not be successful and could harm our business and operating results.

•	The semiconductor industry is highly cyclical, which may cause our operating results to fluctuate.

•	Our operations and our suppliers’ operations are subject to natural disasters and other events outside of our control that may disrupt our business and harm our operating results.

•	We are subject to various environmental laws and regulations that could impose substantial costs on us and may harm our business.

•	Our stockholder rights plan and Delaware law contain provisions that may inhibit potential acquisition bids, which may harm our stock price, discourage merger offers or prevent changes in our management.

•	Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s attention and resources.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table contains information about our purchases of our common stock during the quarter ended March 30, 2008.
Issuer Purchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
		Average Price	Purchased as Part of	Units) that May Yet
	Total Number of Shares	Paid per Share	Publicly Announced	Be Purchased Under
Period	(or Units) Purchased	(or Unit)	Plans or Programs	the Plans or Programs
January 1 –January 31, 2008	8,250,000	$5.06	8,250,000	$187,502,588
February 1 – February 29, 2008	25,829,970	$5.16	25,829,970	$54,121,773
March 1 – March 30, 2008	10,531,200	$5.14	10,531,200	$16,951

Total	44,611,170	$5.14	44,611,170

     On August 20, 2007, we announced that our Board of Directors had authorized the repurchase of up to $500 million of our common stock. The repurchases reported above were pursuant to this authorization.
Item 6. Exhibits
     See the Exhibit Index, which follows the signature page to this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSI CORPORATION (Registrant)
Date: May 09, 2008	By	/s/ Bryon Look
Bryon Look
Executive Vice President & Chief Financial Officer

EXHIBIT INDEX
10.1	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed February 22, 2008)

10.2	Written description of 2008 bonus program for named executive officers (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed March 4, 2008)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350