Form 10-Q
period 2008-06-29
LSI CORP
filed 2008-08-08
CIK 703360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 29, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 4, 2008, there were 643,622,066 shares of the registrant’s Common Stock, $.01 par value, outstanding.

LSI CORPORATION
Form 10-Q
For the Quarter Ended June 29, 2008
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LSI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 29,	December 31,
	2008	2007
	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$769,061	$1,021,569
Short-term investments	378,159	376,028
Accounts receivable, less allowances of $10,650 and $10,192	359,300	406,368
Inventories	240,941	240,842
Prepaid expenses and other current assets	179,129	147,751

Total current assets	1,926,590	2,192,558
Property and equipment, net	240,170	229,732
Other intangible assets, net	1,189,112	1,225,196
Goodwill	503,202	499,551
Other assets	268,808	249,353

Total assets	$4,127,882	$4,396,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$282,789	$329,444
Accrued salaries, wages and benefits	126,039	118,990
Other accrued liabilities	261,037	298,343
Income taxes payable	13,600	15,679

Total current liabilities	683,465	762,456

Long-term debt	716,400	717,967
Pension, post-retirement and other benefits	131,555	137,543
Income taxes payable — non-current	176,237	185,036
Other non-current liabilities	98,820	108,143

Total long-term obligations and other liabilities	1,123,012	1,148,689

Commitments and contingencies (Note 12)	—	—
Minority interest in subsidiary	260	249

Stockholders’ equity:
Preferred stock, $.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value: 1,300,000 shares authorized; 643,016 and 680,595 shares outstanding	6,430	6,806
Additional paid-in capital	6,012,843	6,152,421
Accumulated deficit	(3,765,797)	(3,738,522)
Accumulated other comprehensive income	67,669	64,291

Total stockholders’ equity	2,321,145	2,484,996

Total liabilities and stockholders’ equity	$4,127,882	$4,396,390

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In thousands, except per share amounts)
Revenues	$692,063	$669,939	$1,352,810	$1,135,354
Cost of revenues	407,167	517,969	808,361	788,868

Gross profit	284,896	151,970	544,449	346,486

Research and development	170,115	201,933	339,832	305,780
Selling, general and administrative	104,470	114,803	203,523	176,413
Restructuring of operations and other items, net	20,719	25,920	25,283	17,840
Acquired in-process research and development	—	176,400	—	182,900

Loss from operations	(10,408)	(367,086)	(24,189)	(336,447)

Interest expense	(8,959)	(9,049)	(17,937)	(12,939)
Interest income and other, net	8,220	10,790	22,851	21,321

Loss before income taxes	(11,147)	(365,345)	(19,275)	(328,065)

Provision for income taxes	2,500	12,500	8,000	19,956

Net loss	$(13,647)	$(377,845)	$(27,275)	$(348,021)

Net loss per share:
Basic	$(0.02)	$(0.50)	$(0.04)	$(0.60)

Diluted	$(0.02)	$(0.50)	$(0.04)	$(0.60)

Shares used in computing per share amounts:
Basic	639,872	751,114	650,867	577,672

Diluted	639,872	751,114	650,867	577,672

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 29, 2008	July 1, 2007
	(In thousands)
Operating activities:
Net loss	$(27,275)	$(348,021)
Adjustments:
Depreciation and amortization	157,618	120,175
Stock-based compensation expense	37,442	33,997
Non-cash restructuring and other items	(3,245)	199
Acquired in-process research and development	—	182,900
Write-down of debt and equity securities	2,827	2,396
Gain on sale of property and equipment, including assets held-for-sale	(23)	(9,502)
Non-cash foreign exchange loss/(gain)	5,049	(3,888)
Changes in deferred tax assets and liabilities	4,129	(5,470)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	47,019	150,165
Inventories	(99)	45,242
Prepaid expenses and other assets	(9,592)	33,864
Accounts payable	(50,808)	(131,054)
Accrued and other liabilities	(39,590)	14,860

Net cash provided by operating activities	123,452	85,863

Investing activities:
Purchases of debt securities available-for-sale	(106,632)	(122,236)
Proceeds from maturities and sales of debt securities available-for-sale	93,203	374,132
Purchases of equity securities	(3,500)	(3,000)
Purchases of property, equipment and software	(67,855)	(40,714)
Proceeds from sale of property and equipment	11,250	13,785
Cash acquired from acquisition of Agere, net of acquisition costs	—	517,712
Acquisition of other companies, net of cash acquired	(95,137)	(52,079)
Increase in non-current assets and deposits	(13,300)	—
Adjustment to goodwill acquired in a prior year for resolution of a pre-acquisition income tax contingency	4,821	2,442

Net cash (used in)/provided by investing activities	(177,150)	690,042

Financing activities:
Issuance of common stock	29,549	21,917
Purchases of common stock under repurchase programs	(229,231)	(400,355)

Net cash used in financing activities	(199,682)	(378,438)

Effect of exchange rate changes on cash and cash equivalents	872	203

(Decrease)/increase in cash and cash equivalents	(252,508)	397,670

Cash and cash equivalents at beginning of year	1,021,569	327,800

Cash and cash equivalents at end of period	$769,061	$725,470

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
     For financial reporting purposes, LSI Corporation (the “Company” or “LSI”) reports on a 13- or 14-week quarter with a year ending December 31. The current quarter ended June 29, 2008. The results of operations for the quarter ended June 29, 2008, are not necessarily indicative of the results to be expected for the full year. The first six months of 2008 and 2007 consisted of approximately 26 weeks each. The second quarter in each of 2008 and 2007 consisted of 13 weeks.
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
     In management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and restructuring and other items, net, as discussed in Note 3), necessary to state fairly the financial information included herein. While the Company believes that the disclosures are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measurements.” FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. FAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP 157-2”), “Effective Date of FASB Statement No. 157,” which delays the effective date of FAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The adoption of FAS 157 for financial assets and financial liabilities, effective January 1, 2008, had no material impact on the Company’s results of operations or financial position. The Company is currently assessing the impact of FAS 157 for nonfinancial assets and nonfinancial liabilities on its results of operations or financial position.
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
     Level 1 — Unadjusted, quoted prices in active, accessible markets for identical assets or liabilities. The Company’s investments in marketable equity securities and money market funds that are traded in active exchange markets, as well as U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets are classified under level 1.
     Level 2 — Observable inputs other than level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s investments in U.S. government agency securities, commercial paper, corporate and municipal debt securities and asset and mortgage backed securities are traded less frequently than exchange traded securities and are valued using inputs that include quoted prices for similar assets in active markets, and inputs other than quoted prices that are observable for the asset, such as interest rates and yield curves that are observable at commonly quoted intervals. Forward foreign currency contracts traded in the over-the-counter markets are valued using market transactions, or broker quotations. As such, these derivative instruments are classified within level 2.
     Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
     The following table summarizes assets measured at fair value on a recurring basis as of June 29, 2008:

	Fair Value Measurements as of June 29, 2008
	Level 1	Level 2	Level 3	Total
	(In thousands)
Short-term investments in debt securities and certain cash equivalents	$667,974	$339,250	—	$1,007,224
Long-term investments in marketable equity securities	$1,832	—	—	$1,832
Rabbi Trust all invested in money market funds	$10,270	—	—	$10,270
     In December 2007, the FASB issued Statement No. 141 (Revised 2007) (“FAS 141(R)”), “Business Combinations.” FAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired in an acquisition. FAS 141(R) also establishes disclosure requirements to evaluate the nature and financial effects of a business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 141(R) on its results of operations or financial position.
     In March 2008, the FASB issued Statement No. 161 (“FAS 161”), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” FAS 161 expands quarterly disclosure requirements in FAS 133 about an entity’s derivative instruments and hedging activities. FAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact, if any, of the adoption of FAS 161 on its results of operations or financial position.
     In April 2008, the FASB issued Staff Position No. FAS 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets.” FSP 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R), “Business Combinations,” and other guidance under U.S. generally accepted accounting principles. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, of the adoption of FSP 142-3 on its results of operations or financial position.
     In May 2008, the FASB issued Statement No. 162 (“FAS 162”), “The Hierarchy of Generally Accepted Accounting Principles”. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact, if any, of the adoption of FAS 162 on its results of operations or financial position.
NOTE 2 — STOCK-BASED COMPENSATION
     At the Company’s annual meeting in May 2008, the stockholders approved amendments to the 2003 Equity Incentive Plan (the “2003 Plan”) and the Employee Stock Purchase Plan (the “US ESPP”). The principal changes to the 2003 Plan were:
•	Making a total of 45 million shares available for use under the 2003 Plan. Of that amount, 15 million shares were available for grants of restricted stock and restricted stock units.

•	Allowing non-employee directors to be eligible to participate in the 2003 Plan.

•	Including stock appreciation rights as a permitted type of award under the 2003 Plan.

•	Increasing the limits on the size of awards that can be granted under the 2003 Plan to any person in one year from two million to four million shares for stock options and from 500,000 to one million shares for restricted stock and restricted stock units.

•	Allowing incentive stock options to be granted under the 2003 Plan until May 14, 2018.
     The Company will no longer award stock options, stock appreciation rights, restricted stock or restricted stock units under any other existing plans.
     The principal changes to the US ESPP were:
•	Making a total of 25 million shares available for purchase under the US ESPP after May 14, 2008.

•	Consolidating the Company’s International Employee Stock Purchase Plan into the US ESPP, which is expected to occur in November 2008.

•	Extending the term of the US ESPP through May 14, 2018.
     The following table summarizes stock-based compensation expenses related to the Company’s employee stock options, employee stock purchase plans (“ESPPs”, which include the US ESPP and the International Employee Stock Purchase Plan) and restricted stock unit awards in the consolidated statements of operations for the three and six months ended June 29, 2008 and July 1, 2007. Stock-based compensation costs capitalized to inventory and software development for the three and six months ended June 29, 2008 and July 1, 2007 were not significant.

	Three Months Ended		Six Months Ended
Stock-Based Compensation Expenses Included in:	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In thousands)
Cost of revenues	$2,572	$3,148	$4,633	$5,092
Research and development	7,569	8,978	15,392	13,695
Selling, general and administrative	9,506	10,687	17,417	15,210

Total stock-based compensation expenses	$19,647	$22,813	$37,442	$33,997

     The estimated fair value of the stock-based awards, less expected forfeitures, is amortized over each award’s vesting period on a straight-line basis.
Stock Options
     The fair value of each option grant is estimated on the date of grant using a reduced form calibrated binominal lattice model (the “lattice model”). This model requires the use of historical data for employee exercise behavior and the use of the assumptions outlined in the following table:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Weighted average estimated grant date fair value per share	$2.20	$3.45	$1.81	$3.36
Weighted average assumptions in calculation:
Expected life (years)	4.05	4.44	4.36	4.35
Risk-free interest rate	3%	5%	2%	5%
Volatility	51%	46%	52%	46%
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
     The lattice model assumes that employees’ exercise behavior is a function of the option’s remaining vested life and the extent to which the option is in-the-money. The lattice model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations for all past option grants made by the Company since its initial public offering.
     Because stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
     A summary of the changes in stock options outstanding during the six months ended June 29, 2008 is presented below:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term	Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at December 31, 2007	100,242	$16.12	—	—
Options granted	12,558	5.13	—	—
Options exercised	(3,479)	(5.32)	—	—
Options canceled	(18,633)	(20.47)	—	—

Options outstanding at June 29, 2008	90,688	$14.12	3.99	$24,863

Options exercisable at June 29, 2008	55,300	$18.67	2.87	$8,282

     As of June 29, 2008, total unrecognized compensation expense related to nonvested stock options, net of estimated forfeitures, was approximately $94.1 million and is expected to be recognized over the next 2.7 years on a weighted average basis. The total intrinsic value of options exercised during the three and six months ended June 29, 2008 was $5.2 million and $5.3 million, respectively. Cash received from stock option exercises was $18.2 million and $18.5 million for the three and six months ended June 29, 2008, respectively.
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
Employee Stock Purchase Plans
     A total of 2.2 million shares and 1.7 million shares related to the ESPPs were issued during the three months ended June 29, 2008 and July 1, 2007, respectively. The assumptions that went into the calculation of fair value for the May 2008 and May 2007 grants were as follows:

	Three Months Ended	Three Months Ended
	June 29, 2008	July 1, 2007
Weighted average estimated grant date fair value per share	$2.13	$2.37
Weighted average assumptions in calculation:
Expected life (years)	0.8	0.8
Risk-free interest rate	2%	5%
Volatility	44%	38%

Restricted Stock Awards
     A summary of the changes in restricted stock units outstanding during the six months ended June 29, 2008 is presented below.

Number of
Shares
(In thousands)
Non-vested shares at December 31, 2007	9,177
Granted	1,708
Vested	(2,025)
Forfeited	(434)

Non-vested shares at June 29, 2008	8,426

     As of June 29, 2008, the total unrecognized compensation expense related to restricted stock units, net of estimated forfeitures, was $53.1 million and is expected to be recognized over the next 2.1 years on a weighted average basis. The fair value of shares vested during the three and six months ended June 29, 2008 was $2.9 million and $10.6 million, respectively.
NOTE 3 — RESTRUCTURING AND OTHER ITEMS
     The Company recorded charges of $20.7 million and $25.3 million in restructuring of operations and other items, net, for the three and six months ended June 29, 2008, respectively. The Company recorded charges of $25.9 million and $17.8 million in restructuring of operations and other items, net, for the three and six months ended July 1, 2007, respectively. For a complete discussion of the 2007 restructuring actions, see Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Restructuring and Impairment of Long-Lived Assets
     The Company recorded a charge of $10.0 million related to restructuring of operations for the three months ended June 29, 2008. Of this charge, $9.7 million and $0.3 million were recorded in the Semiconductor segment and the Storage Systems segment, respectively. The Company recorded a charge of $13.3 million related to restructuring of operations for the six months ended June 29, 2008. Of this charge, $13.0 million and $0.3 million were recorded in the Semiconductor segment and the Storage Systems segment, respectively.
     The restructuring of operations charges included $2.9 million and $4.4 million related to the Agere merger for the three and six months ended June 29, 2008, respectively. See further discussion under “Restructuring Actions Associated with the Agere Merger” below.
First Quarter of 2008:
     A net charge of $1.8 million in restructuring of operations primarily resulted from the following items:
•	A gain of $1.9 million from the sale of land in Gresham, Oregon, which had a net book value of $0.9 million. Total proceeds from the sale were $2.8 million. A credit of $0.1 million for other miscellaneous items;

•	A charge of $5.0 million for lease termination costs, which included $3.1 million for additional U.S. lease termination costs and $1.9 million for changes in previously accrued facility lease exit costs including changes in the time-value of accruals; and

•	A credit of $1.2 million primarily for severance and termination benefits for employees due to a change in estimates primarily for restructuring actions taken in January 2008.
Second Quarter of 2008:
     A charge of $7.1 million in restructuring of operations resulted from the following items:
•	A charge of $3.4 million for lease termination costs, which included $2.7 million for additional U.S. lease termination costs including the related write-off of leasehold improvements and $0.7 million in charges for changes in assumptions and changes in the time value of accruals for previously accrued facility lease exit costs; and

•	A charge of $3.7 million for severance and termination benefits for employees, which included $1.8 million for integrating operations in Hong Kong and Singapore and $1.9 million for changes in estimates related to various restructuring actions taken since June 2007.
     The following table sets forth the Company’s restructuring reserves as of June 29, 2008, which are included in other accrued liabilities and other non-current liabilities in the consolidated balance sheet, and the activities affecting the reserves since December 31, 2007:

	Balance at	Restructuring	Utilized	Balance at	Restructuring	Utilized	Balance at
	December 31,	Expense	During	March 30,	Expense	During	June 29,
	2007	Q1 2008	Q1 2008	2008	Q2 2008	Q2 2008	2008
	(In thousands)
Write-down of excess assets and other liabilities (a)	$225	$(1,976)	$1,834	$83	$876	$(876)	$83
Lease terminations (b)	23,318	4,998	(1,961)	26,355	2,494	(4,333)	24,516
Payments to employees for severance (c)	24,817	(1,230)	(12,899)	10,688	3,723	(4,446)	9,965

Total	$48,360	$1,792	$(13,026)	$37,126	$7,093	$(9,655)	$34,564

(a)	The credit in Q1 2008 includes a gain from the sale of land in Gresham, Oregon.

(b)	Amounts utilized represent cash payments. The balance remaining for real estate lease terminations is expected to be paid during the remaining terms of the leases, which extend through 2011.

(c)	Amounts utilized include $6.5 million related to stock grants exercised or expired. The majority of the balance remaining for severance is expected to be paid by the end of 2009.
Restructuring Actions Associated with the Agere Merger
     In connection with the Agere merger, management approved and initiated plans to restructure the operations of Agere to eliminate certain duplicative activities, reduce cost structure and better align product and operating expenses with existing general economic conditions. Agere restructuring costs were accounted for as liabilities assumed as part of the purchase business combination as of April 2, 2007 in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” For a complete discussion of the Agere merger, see Note 4 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     Adjustments to the initial restructuring cost estimates made before December 31, 2007 were recorded as an offset to goodwill and to restructuring expense thereafter.
First Quarter of 2008:
     A net charge of $1.5 million in restructuring related to the Agere merger resulted from the following items:
•	A charge of $1.1 million for changes in assumptions and the time value of accruals previously recorded for facility lease exit costs;

•	A charge of $1.6 million for severance and termination benefits due to a change in severance estimates; and

•	A gain of $1.2 million from the sale of assets held for sale in Singapore.

Second Quarter of 2008:
     A net charge of $2.9 million in restructuring related to the Agere merger resulted from the following items:
•	A charge of $3.0 million for lease termination costs, which included $2.4 million for changes in assumptions resulting from changes in market conditions and $0.6 million for the change in the time value of accruals previously recorded for facility lease exit costs;

•	A net charge of $0.2 million for severance and termination benefits due to a change in severance estimates; and

•	A net credit of $0.3 million including a gain of $0.6 million primarily from the sale of assets held for sale in Singapore, a credit of $0.4 million primarily for the reversal of an earlier write-down of held for sale assets which were put back to use and a $0.7 million charge for plant closing costs.
     The following table sets forth restructuring reserves related to the Agere merger as of June 29, 2008, which are included in other accrued liabilities and other non-current liabilities in the consolidated balance sheet, and the activities affecting the reserves since December 31, 2007:

		Changes in			Changes in
	Balance at	Estimates	Utilized	Balance at	Estimates	Utilized	Balance at
	December 31,	During	During	March 30,	During	During	June 29,
	2007	Q1 2008	Q1 2008	2008	Q2 2008	Q2 2008	2008
	(In thousands)
Lease terminations (a)	$33,439	$1,068	$(3,671)	$30,836	$3,002	$(3,647)	$30,191
Payments to employees for severance (b)	18,926	1,635	(10,581)	9,980	190	(5,102)	5,068
Stock compensation charges in accordance with FAS 123R (c)	20,860	—	(7,844)	13,016	—	(11,290)	1,726
Write-down of excess assets and other liabilities (d)	—	(1,163)	1,163	—	(320)	320	—

Total	$73,225	$1,540	$(20,933)	$53,832	$2,872	$(19,719)	$36,985

(a)	Amounts utilized in Q1 2008 include $2.9 million in cash payments and $0.8 million for write-off of leasehold improvements. The balance remaining for real estate lease terminations is expected to be paid during the remaining terms of these contracts, which extend through 2013.

(b)	Amounts utilized represent cash severance payments to employees. The majority of the balance remaining for severance is expected to be paid by the end of 2008.

(c)	Amounts utilized are related to stock grants exercised or expired. The balance is expected to be utilized by the end of 2009.

(d)	The amount in Q1 2008 represents a gain on sale of assets held for sale in Singapore. The amount in Q2 2008 includes a $0.6 million of gain on the sale of assets held for sale in Singapore.
Assets Held for Sale
     Assets held for sale were included as a component of prepaid expenses and other current assets in the consolidated balance sheets as of June 29, 2008 and December 31, 2007. Assets held for sale of $18.4 million as of June 29, 2008 primarily included $16.8 million related to land in Gresham, Oregon and $0.9 million related to land in Colorado. Assets held for sale of $26.1 million as of December 31, 2007 included $17.7 million related to land in Gresham, Oregon, $6.8 million related to semiconductor assembly and test facilities in Singapore and $0.9 million related to land in Colorado.
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

Other Items:
     The Company recorded net charges of $10.7 million and $12.0 million related to other items for the three months and six months ended June 29, 2008, respectively. The majority of the charge was related to an accrual for the settlement of the Litton proceeding settled early in the third quarter of 2008 and further described in Note 12 to our financial statements in Item 1.
NOTE 4 — BUSINESS COMBINATIONS
Acquisition of Hard Disk Drive Semiconductor Business of Infineon
     On April 25, 2008, the Company completed the acquisition of the assets of the hard disk drive (“HDD”) semiconductor business of Infineon Technologies AG (“Infineon”). The acquisition is intended to enhance the Company’s competitive position in the desktop and enterprise HDD space. The acquisition was accounted for under the purchase method of accounting.
     In connection with the acquisition, the Company also entered into additional agreements with Infineon, including a supply agreement and a transition service agreement. Under the terms of the supply agreement, Infineon will provide the Company operations handling and wafer supply services for a period of up to six months from the date of acquisition in April 2008. These services were priced separately and at fair market values. Under the terms of the transition services agreement, Infineon will provide the Company engineering services in support of the existing HDD business products for the period from the date of acquisition in April 2008 to December 31, 2009. These services were priced separately and at fair market values.
     The table below provides information about this acquisition (dollars in millions):

Entity Name or Type
of Technology;
Segment Included in;		Total		Fair Value of
Description of		Purchase	Type of	Other Assets		Amortizable
Acquired Business	Acquisition Date	Price	Consideration	Acquired	Goodwill	Intangible Assets
HDD semiconductor business of Infineon; Semiconductor segment;
Silicon solutions for hard disk drive makers	April 25, 2008	$95.1	$95.1 cash	$10.3	$6.6	$78.2
     The following table sets forth the components of the identifiable intangible assets associated with the acquisition of Infineon’s HDD semiconductor business, which are being amortized over the estimated usage periods (dollars in millions):

		Weighted
		Average
		Useful Life
	Fair Value	(in Years)
Current technology	$46.5	4
Customer base	31.7	5

Total acquired identifiable intangible assets	$78.2

     Pro forma financial information has not been presented because the effect of this acquisition was not material.
Agere Merger — Pro Forma results
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

Six Months
Ended
July 1, 2007
Revenues	$1,470,498
Net loss	$(195,274)
Basic loss per share	$(0.26)
Diluted loss per share	$(0.26)
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
     The following table sets forth the components of the net periodic benefit credit for the three and six months ended June 29, 2008 and July 1, 2007:

	Three Months Ended
	June 29, 2008		July 1, 2007
	Pension	Post-retirement	Pension	Post-retirement
	Benefits	Benefits	Benefits	Benefits
	(In thousands)
Service cost	$1,405	$26	$1,867	$41
Interest cost	18,528	767	18,396	931
Expected return on plan assets	(20,581)	(1,259)	(20,859)	(1,194)
Amortization of prior service cost	4	—	—	—
Net actuarial gain recognized	(13)	(30)	—	—

Total benefit credit	$(657)	$(496)	$(596)	$(222)

	Six Months Ended
	June 29, 2008		July 1, 2007
	Pension	Post-retirement	Pension	Post-retirement
	Benefits	Benefits	Benefits	Benefits
	(In thousands)
Service cost	$2,811	$52	$1,867	$41
Interest cost	37,056	1,533	18,396	931
Expected return on plan assets	(41,163)	(2,517)	(20,859)	(1,194)
Amortization of prior service cost	8	—	—	—
Net actuarial gain recognized	(26)	(59)	—	—

Total benefit credit	$(1,314)	$(991)	$(596)	$(222)

     During the six months ended June 29, 2008, the Company contributed $2.6 million to its pension plans and $7.4 million to its post-retirement benefit plans. The Company expects to contribute approximately an additional $7.6 million and $7.1 million to its pension plans and post-retirement benefit plans, respectively, for the remainder of 2008.

NOTE 6 — INTANGIBLE ASSETS AND GOODWILL
     Intangible Assets
     As of June 29, 2008 and December 31, 2007, intangible assets by reportable segment were comprised of the following:

	June 29, 2008		December 31, 2007
	Gross	Accumulated	Gross	Accumulated
	Carrying Amount	Amortization	Carrying Amount	Amortization
	(In thousands)
Semiconductor:
Current technology	$894,808	$(360,830)	$848,656	$(298,525)
Trademarks	26,657	(26,224)	26,730	(26,272)
Customer base	399,508	(50,070)	367,808	(20,761)
Non-compete agreements	1,949	(1,481)	1,949	(1,165)
Existing purchase orders	200	(200)	200	(200)
Supply agreement	100	(100)	100	(100)
Patent licensing	313,800	(45,306)	313,800	(27,183)
Order backlog	41,300	(41,300)	41,300	(41,300)
Workforce	3,567	(959)	3,567	(661)
Trade names	2,248	(281)	2,248	(94)

Subtotal	1,684,137	(526,751)	1,606,358	(416,261)

Storage Systems:
Current technology	164,339	(133,232)	164,339	(130,361)
Trademarks	7,150	(7,150)	7,150	(7,149)
Customer base	5,010	(5,010)	5,010	(5,010)
Non-compete agreements	1,600	(1,600)	1,600	(1,156)
Supply agreement	8,147	(8,147)	8,147	(8,147)
Trade names	800	(181)	800	(124)

Subtotal	187,046	(155,320)	187,046	(151,947)

Total intangible assets	$1,871,183	$(682,071)	$1,793,404	$(568,208)

     On April 25, 2008, the Company completed the acquisition of Infineon’s HDD semiconductor business. See further details in Note 4.
     The following table sets forth amortization expense and weighted average lives of intangible assets:

		Six Months Ended	Six Months Ended
	Weighted	June 29,	July 1,
	Average Lives	2008	2007
	(In months)	(In thousands)
Current technology	57	$65,525	$37,286
Trademarks	83	25	822
Customer base	45	29,309	7,602
Non-compete agreements	27	760	813
Supply agreement	32	—	742
Patent licensing	36	18,122	9,151
Order backlog	2	—	26,500
Workforce	72	298	298
Trade names	75	244	57

Total	50	$114,283	$83,271

     The estimated future amortization expense related to intangible assets as of June 29, 2008 was as follows:

Amount
(In thousands)
Fiscal Year:
2008 (June 30 through December 31, 2008)	$120,800
2009	234,926
2010	191,666
2011	149,914
2012 and thereafter	491,806

Total	$1,189,112

Goodwill
     The following table sets forth changes in the carrying amount of goodwill for the six months ended June 29, 2008:

	Semiconductor	Storage Systems
	Segment	Segment	Total
	(In thousands)
Balance as of December 31, 2007	$323,927	$175,624	$499,551
Goodwill acquired during the year *	6,624	—	6,624
Adjustment to goodwill acquired in a prior year for the resolution of a pre-acquisition income tax contingency	(4,587)	—	(4,587)
Adjustment to goodwill related to FASB Interpretation No. 48	1,468	—	1,468
Other	146	—	146

Balance as of June 29, 2008	$327,578	$175,624	$503,202

*	During the three months ended June 29, 2008, the Company recorded $6.6 million of goodwill in connection with the acquisition of Infineon’s HDD semiconductor business. See Note 4.
NOTE 7 — OTHER BALANCE SHEET DETAILS

	June 29,	December 31,
	2008	2007
	(In thousands)
Cash and cash equivalents:
Cash in financial institutions	$91,938	$117,464
Cash equivalents	677,123	904,105

Total cash and cash equivalents	$769,061	$1,021,569

Available-for-sale debt securities: *
Asset-backed and mortgage-backed securities	$212,794	$207,290
U.S. government and agency securities	145,057	121,350
Corporate and municipal debt securities	20,308	47,388

Total short-term investments	$378,159	$376,028

Inventories:
Raw materials	$34,191	$30,023
Work-in-process	76,539	95,262
Finished goods	130,211	115,557

Total inventories	$240,941	$240,842

		Interest	Conversion	June 29,	December 31,
	Maturity	Rate	Price	2008	2007
	(In thousands)
Long-term debt:
2003 Convertible Subordinated Notes	2010	4.00%	$13.4200	$350,000	$350,000
2002 Convertible Subordinated Notes **	2009	6.50%	$15.3125	361,645	361,660
Accrued debt premium				8,589	8,589

				720,234	720,249
Amortization of accrued debt premium				(3,834)	(2,282)

Total long-term debt				$716,400	$717,967

*	During the three months ended June 29, 2008, the Company recognized impairment charges of $2.1 million for certain available-for-sale debt securities, of which the Company determined the decline in their fair value was other than temporary.
**	During the six months ended June 29, 2008, $15,000 of the principal amount of these notes was converted into 977 shares of LSI’s common stock at the conversion price of $15.3125 per share.

NOTE 8 — RECONCILIATION OF BASIC AND DILUTED LOSS PER SHARE
     The following table sets forth a reconciliation of the numerators and denominators used in the computation of basic and diluted per share amounts:

	Three Months Ended
	June 29, 2008			July 1, 2007
			Per-Share			Per-Share
	Loss*	Shares+	Amount	Loss*	Shares+	Amount
	(In thousands except per share amounts)
Basic loss per share:
Net loss available to common stockholders	$(13,647)	639,872	$(0.02)	$(377,845)	751,114	$(0.50)
Stock options, employee stock purchase rights and restricted stock awards	—	—	—	—	—	—
Diluted loss per share:
Net loss available to common stockholders	$(13,647)	639,872	$(0.02)	$(377,845)	751,114	$(0.50)

	Six Months Ended
	June 29, 2008			July 1, 2007
			Per-Share			Per-Share
	Loss*	Shares+	Amount	Loss*	Shares+	Amount
	(In thousands except per share amounts)
Basic loss per share:
Net loss available to common stockholders	$(27,275)	650,867	$(0.04)	$(348,021)	577,672	$(0.60)
Stock options, employee stock purchase rights and restricted stock awards	—	—	—	—	—	—
Diluted loss per share:
Net loss available to common stockholders	$(27,275)	650,867	$(0.04)	$(348,021)	577,672	$(0.60)

*	Numerator

+	Denominator
     Options to purchase 87,814,384 and 91,393,949 shares were excluded from the computation of diluted shares for the three and six months ended June 29, 2008, respectively, because of their antidilutive effect on net loss per share. Options to purchase 85,755,990 and 64,446,036 shares were excluded from the computation of diluted shares for the three and six months ended July 1, 2007, respectively, because of their antidilutive effect on net loss per share.
     For the three and six months ended June 29, 2008, 49,698,093 and 49,698,581 weighted average potentially dilutive shares associated with convertible notes, respectively, were excluded from the calculation of diluted shares because of their antidilutive effect on net loss per share. For the three and six months ended July 1, 2007, 49,699,072 weighted average potentially dilutive shares associated with convertible notes were excluded from the calculation of diluted shares because of their antidilutive effect on net loss per share.
NOTE 9 — SEGMENT REPORTING
     The Company operates in two reportable segments — the Semiconductor segment and the Storage Systems segment — in which the Company offers products and services for a variety of electronic systems applications. LSI’s products are marketed primarily to original equipment manufacturers (“OEMs”) that sell products to the Company’s target end customers.

Summary of Operations by Segment
     The following is a summary of operations by segment for the three and six months ended June 29, 2008 and July 1, 2007:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In thousands)
Revenues:
Semiconductor	$462,010	$484,840	$920,812	$757,214
Storage Systems	230,053	185,099	431,998	378,140

Total	$692,063	$669,939	$1,352,810	$1,135,354

Loss from operations:
Semiconductor	$(31,926)	$(365,811)	$(56,263)	$(338,652)
Storage Systems	21,518	(1,275)	32,074	2,205

Total	$(10,408)	$(367,086)	$(24,189)	$(336,447)

     For the three months ended June 29, 2008, restructuring of operations and other items, net, for the Semiconductor and Storage Systems segments were $20.4 million and $0.3 million, respectively. For the six months ended June 29, 2008, restructuring of operations and other items, net, for the Semiconductor and Storage Systems segments were $25.0 million and $0.3 million, respectively.
     For the three months ended July 1, 2007, restructuring of operations and other items, net, for the Semiconductor and Storage Systems segments were $22.2 million and $3.7 million, respectively. For the six months ended July 1, 2007, restructuring of operations and other items, net, for the Semiconductor and Storage Systems segments were $14.0 million and $3.8 million, respectively.
Significant Customers
     The following table summarizes the number of the Company’s significant customers, each of whom accounted for 10% or more of the Company’s revenues, along with the percentage of revenues they individually represent on a consolidated basis and by segment:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Semiconductor segment:
Number of significant customers	1	2	1	3
Percentage of segment revenues	25%	26%, 18%	27%	24%, 12%, 10%
Storage Systems segment:
Number of significant customers	2	2	2	2
Percentage of segment revenues	47%, 16%	46%, 19%	45%, 16%	46%, 19%
Consolidated:
Number of significant customers	2	3	2	2
Percentage of consolidated revenues	17%, 16%	19%, 13%, 13%	19%, 15%	16%, 16%
Information about Geographic Areas
     Revenues from domestic operations were $220.8 million, representing 31.9% of consolidated revenues, for the three months ended June 29, 2008 compared to $208.0 million, representing 31.0% of consolidated revenues, for the three months ended July 1, 2007.
     Revenues from domestic operations were $427.6 million, representing 31.6% of consolidated revenues, for the six months ended June 29, 2008 compared to $418.7 million, representing 36.9% of consolidated revenues, for the six months ended July 1, 2007.
NOTE 10 — COMPREHENSIVE LOSS
     Comprehensive loss is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive loss, net of taxes, for the current reporting periods and the comparable periods in the prior year is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In thousands)
Net loss	$(13,647)	$(377,845)	$(27,275)	$(348,021)
Change in unrealized (loss)/gain on available-for-sale securities	(2,297)	(1,127)	(2,366)	2,137
Change in foreign currency translation adjustments	(9,109)	(3,761)	5,795	(3,356)
Amortization of prior service cost and actuarial gains included in net periodic benefit credit	(51)	—	(51)	—

Comprehensive loss	$(25,104)	$(382,733)	$(23,897)	$(349,240)

NOTE 11 — RELATED PARTY TRANSACTIONS
     A member of the Company’s board of directors is also a member of the board of directors of Seagate Technology. The Company sells semiconductors used in storage product applications to Seagate Technology for prices an unrelated third party would pay for such products. Revenues from sales to Seagate Technology were $113.8 million and $252.6 million for the three and six months ended June 29, 2008, respectively. Revenues from sales to Seagate Technology were $123.9 million and $179.5 million for the three and six months ended July 1, 2007, respectively. The Company had accounts receivable from Seagate Technology of $62.5 million and $103.6 million as of June 29, 2008 and December 31, 2007, respectively.
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
     The Company purchased $17.6 million and $36.5 million of inventory from SMP for the three and six months ended June 29, 2008, respectively. The Company purchased $18.6 million of inventory from SMP for the three and six months ended July 1, 2007. As of June 29, 2008 and December 31, 2007, the amount of inventory on hand that was purchased from SMP was $9.6 million and $11.3 million, respectively, and the amounts payable to SMP were $6.7 million and $10.2 million, respectively.
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
     In connection with the sale of the Company’s Gresham, Oregon semiconductor manufacturing facility in 2006, the Company entered into a multi-year wafer supply agreement with ON Semiconductor, under which LSI agreed to purchase $202.6 million in wafers from ON Semiconductor between May 2006 and the end of LSI’s fourth quarter of 2008. As of June 29, 2008, LSI had yet to purchase $18.5 million in wafers under this arrangement.
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
     The following table sets forth a summary of changes in product warranties during the six months ended June 29, 2008 (in thousands):

Balance as of December 31, 2007	$14,734
Accruals for warranties issued during the period	7,850
Accruals related to pre-existing warranties (including changes in estimates)	(1,786)
Settlements made during the period (in cash or in kind)	(6,529)

Balance as of June 29, 2008	$14,269

Convertible Subordinated Notes:
     As part of the merger with Agere, the Company guaranteed Agere’s 6.5% Convertible Subordinated Notes due December 15, 2009. As of June 29, 2008 and December 31, 2007, $361.6 million and $361.7 million of these notes were outstanding, respectively.
Standby Letters of Credit:
     As of June 29, 2008 and December 31, 2007, the Company had outstanding obligations relating to standby letters of credit of $22.4 million and $11.1 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, claims from litigations and certain self-insured risks. If the guarantees are called, the Company must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amount and they generally have one-year terms.
FASB Interpretation No. 48 (“FIN 48”) Liabilities
     As of June 29, 2008, the amount of the unrecognized tax benefits was $207.4 million, of which none is expected to be paid within one year. The Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. However, it is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of various statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, we estimate that our unrecognized tax benefits, plus accrued interest and penalties, could decrease by an amount in the range of $0 to $35.8 million. A majority of this would affect our effective tax rate.
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
Legal Matters
     On May 1, 2003, Litton Systems (“Litton”) and Stanford University filed a patent infringement lawsuit against Agere and others in the United States District Court for the Central District of California (Western Division). The complaint alleges that each of the defendants is infringing a patent related to the manufacture of optical amplifiers. The patent, which expired in October 2003, was owned by Stanford University and was exclusively licensed to Litton. The complaint seeks, among other remedies, monetary damages, counsel fees and injunctive relief. For the three months ended June 29, 2008, the Company recorded a charge of $12.5 million related to this matter, which was settled for that amount on July 30, 2008.
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
OVERVIEW
     We design, develop and market complex, high-performance semiconductors and storage systems. We offer a broad portfolio of capabilities including custom and standard product integrated circuits used in hard disk drives, high-speed communication systems, computer servers, storage systems and personal computers. We also offer external storage systems, associated data management software and related products.
     We operate in two segments — the Semiconductor segment and the Storage Systems segment. For the Semiconductor segment, we sell our integrated circuits for storage applications to makers of hard disk drives and computer servers. We sell our integrated circuits for networking applications principally to makers of devices used in computer and communications networks and, to a lesser extent, to makers of personal computers. For the Storage Systems segment, we sell our storage systems, host adapter boards and software applications for attaching storage devices to computer servers and for storage area networks to original equipment manufacturers who resell those products to end customers under their own brand name. We also generate revenue by licensing other entities to use our intellectual property.
     Our revenues depend on market demand for these types of products and our ability to compete in highly competitive markets. We face competition not only from makers of products similar to ours, but also from competing technologies. For example, we see the development of solid state drives, based on flash memory rather than the spinning platters used in hard disk drives, as a long term potential competitor to certain types of hard disk drives, and have begun focusing product development efforts in that area.
     Our business is largely focused on the information technology industry. Due to seasonality in this industry, we typically expect to see stronger revenues in the second half of the year.
     Since the beginning of 2007, we have undertaken a number of actions to focus our business on the storage and networking areas, where we believe we have the scale, technology, and customer relationships to be most successful. We have also transitioned the final assembly and testing of our products to third party manufacturers in an effort to improve our profitability by reducing our exposure to unrecovered fixed costs, to reduce our capital expenditures and to allow us to focus our efforts on product development. The significant actions in this process have included:
•	The acquisition of SiliconStor, a provider of semiconductor solutions for enterprise storage networks, in March 2007.

•	The acquisition of Agere Systems in April 2007, through the merger of Agere and a subsidiary of ours. Agere was a provider of integrated circuit solutions for a variety of communications and computing applications.

•	The sale of our Consumer Products Group in July 2007.

•	The sale in October 2007 of the Mobility Products Group we acquired from Agere.

•	The sale of, or discontinuation of operations at, our semiconductor and storage systems assembly and test facilities, and the transition of the work performed at those facilities to contract manufacturers.

•	The acquisition of Tarari, a maker of silicon and software that provides content and application awareness in packet and message processing, in October 2007.

•	The acquisition in April 2008 of the hard disk drive semiconductor business of Infineon Technologies.
     Because of Agere’s size, the integration of its business and people has been an important and time-consuming process for us. We believe the only significant actions remaining in the Agere integration are the unification of our benefits programs and moving Agere’s operations onto our enterprise resource planning system.
     Revenues for the three months ended June 29, 2008 were $692.1 million, representing a 3% increase from the three months ended July 1, 2007. The increase was primarily attributable to increased worldwide demand for our storage systems and networking products offset by the absence of revenues from our Mobility and Consumer product groups which we divested in the second half of 2007. Revenues for the six months ended June 29, 2008 were $1,352.8 million, representing a 19% increase from the six months ended July 1, 2007. The increase in revenues for the six months ended June 29, 2008 was primarily attributable to revenues from Agere and increased worldwide demand for our storage systems and networking products offset by the absence of revenues from the Mobility and Consumer product groups.
     We reported a net loss of $13.6 million, or $0.02 per diluted share, for the three months ended June 29, 2008, as compared to a net loss of $377.8 million, or $0.50 per diluted share, for the three months ended July 1, 2007. We reported a net loss of $27.3 million, or $0.04 per diluted share, for the six months ended June 29, 2008, as compared to a net loss of $348.0 million, or $0.60 per diluted share, for the six months ended July 1, 2007.
     Cash, cash equivalents and short-term investments were $1,147.2 million as of June 29, 2008. For the three and six months ended June 29, 2008, we generated $27.3 million and $123.5 million, respectively, in cash provided by operations.

RESULTS OF OPERATIONS
Revenues
     The following table summarizes our revenues by segment for the three and six months ended June 29, 2008 and July 1, 2007:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In millions)
Semiconductor segment	$462.0	$484.8	$920.8	$757.2
Storage Systems segment	230.1	185.1	432.0	378.1

Consolidated	$692.1	$669.9	$1,352.8	$1,135.3

Three months ended June 29, 2008 compared to the three months ended July 1, 2007:
     Total consolidated revenues for the three months ended June 29, 2008 increased $22.2 million or 3.3% as compared to the three months ended July 1, 2007.
Semiconductor Segment:
     Revenues for the Semiconductor segment decreased $22.8 million or 4.7% for the second quarter of 2008 as compared to the second quarter of 2007. The decrease was primarily due to the absence of $111.6 million of revenue from the Mobility Products Group and the Consumer Products Group which we divested in the second half of 2007. The decrease was offset by:
•	A $51.0 million increase in revenues attributable to increased demand for semiconductors used in storage product applications;

•	A $28.0 million increase in revenues from semiconductors used in networking standard products; and

•	A $10.0 million increase in revenues from the licensing of intellectual property.
Storage Systems Segment:
     Revenues for the Storage Systems segment increased $45.0 million or 24.3% for the second quarter of 2008 compared to the second quarter of 2007. The increase was primarily attributable to an increase in revenues in our entry level and mid-range storage systems and an increase in demand for our premium feature software products.
Six months ended June 29, 2008 compared to the six months ended July 1, 2007:
     Total consolidated revenues for the six months ended June 29, 2008 increased $217.5 million or 19.2% as compared to the six months ended July 1, 2007.
Semiconductor Segment:
     Revenues for the Semiconductor segment increased $163.6 million or 21.6% for the six months ended June 29, 2008 as compared to the six months ended July 1, 2007. The increase was primarily the result of revenues attributable to Agere and, to a lesser extent, increased demand for semiconductors used in storage product applications associated with the ramping of our SAS products. The increase was partially offset by a decrease of $90.6 million in revenues from the Mobility Products Group and a decrease of $49.0 million in revenues from the Consumer Products Group.
Storage Systems Segment:
     Revenues for the Storage Systems segment increased $53.9 million or 14.3% for the six months ended June 29, 2008 as compared to the six months ended July 1, 2007. The increase was primarily attributable to an increase in revenues for our entry level storage systems and continued increase in demand for our premium feature software products.
     See Note 9 to our consolidated financial statements in Item 1 for information about our significant customers.

Revenues by Geography
     The following table summarizes our revenues by geography for the three and six months ended June 29, 2008 and July 1, 2007:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In millions)
North America *	$220.8	$208.0	$427.6	$418.7
Asia **	346.9	386.9	695.1	575.8
Europe and Middle East	124.4	75.0	230.1	140.8

Total	$692.1	$669.9	$1,352.8	$1,135.3

*	Primarily the United States.

**	Including Japan.
Three months ended June 29, 2008 compared to the three months ended July 1, 2007:
     Revenues in Europe and the Middle East increased 65.9% and revenues in North America increased 6.2% for the second quarter of 2008 compared to the second quarter of 2007. These increases were offset by a 10.3% decrease in revenue in Asia. The increase in Europe and the Middle East was attributable to increased demand for semiconductors used in storage product applications, increased storage systems revenues, and increased revenues from sales of our hard disk drive and storage area network integrated circuits. The decrease in Asia was primarily attributable to the absence of revenues from the Mobility Products Group.
Six months ended June 29, 2008 compared to the six months ended July 1, 2007:
     Revenues in Europe and the Middle East increased 63.4%, revenues in Asia increased 20.7% and revenues in North America increased 2.1% for the six months ended June 29, 2008 compared to the six months ended July 1, 2007. The increase in Europe and the Middle East was attributable to increased demand for semiconductors used in storage product applications, increased revenues in storage systems, and increased revenues in our hard disk drive silicon and storage area network integrated circuits. The increase in Asia was primarily attributable to an increase in revenues associated with the merger with Agere on April 2, 2007, partially offset by the absence of revenues from the Mobility Products Group.
Gross Profit Margin
     The following table summarizes our gross profit margins by segment for the three and six months ended June 29, 2008 and July 1, 2007:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(Dollars in millions)
Semiconductor segment	$196.0	$88.9	$380.9	$220.4
Percentage of segment revenues	42.4%	18.3%	41.4%	29.1%
Storage Systems segment	$88.9	$63.1	$163.6	$126.1
Percentage of segment revenues	38.6%	34.1%	37.9%	33.4%

Consolidated	$284.9	$152.0	$544.5	$346.5

Percentage of total revenues	41.2%	22.7%	40.2%	30.5%
Three months ended June 29, 2008 compared to the three months ended July 1, 2007:
     The consolidated gross profit margin as a percentage of revenues increased to 41.2% for the three months ended June 29, 2008 as compared to 22.7% for the three months ended July 1, 2007.
Semiconductor Segment:
     The gross profit margin as a percentage of segment revenues for the Semiconductor segment increased to 42.4% for the second quarter of 2008 from 18.3% for the second quarter of 2007. The increase was primarily attributable to:
•	An inventory charge of $47.9 million which was recorded in the second quarter of 2007 related to fair valuing the inventory in the acquisition of Agere;

•	A decrease of $27.1 million in the amortization of intangible assets in the second quarter of 2008;

•	An $11.0 million charge recorded for an unfavorable wafer supply agreement with ON Semiconductor resulting from a decline in demand in the second quarter of 2007;

•	An additional $6.2 million of previously reserved inventory was sold through in the second quarter of 2008; and

•	Increased sales of products with higher gross profit margins in the second quarter of 2008.
Storage Systems Segment:
     The gross profit margin as a percentage of segment revenues for the Storage Systems segment increased to 38.6% for the second quarter of 2008 from 34.1% for the second quarter of 2007. The increase was primarily driven by lower manufacturing costs across the product lines and higher demand for premium feature software products, which have higher margins.
Six months ended June 29, 2008 compared to the six months ended July 1, 2007:
     The consolidated gross profit margin as a percentage of revenues increased to 40.2% for the six months ended June 29, 2008 as compared to 30.5% for the six months ended July 1, 2007.
Semiconductor Segment:
     The gross profit margin as a percentage of segment revenues for the Semiconductor segment increased to 41.4% for the six months ended June 29, 2008 from 29.1% for the six months ended July 1, 2007. The increase was primarily attributable to:
•	An inventory charge of $47.9 million which was recorded in the second quarter of 2007 related to fair valuing the inventory in the acquisition of Agere;

•	$11.0 million in charges recorded in the second quarter of 2007 for an unfavorable wafer supply agreement with ON Semiconductor resulting from a decline in demand;

•	An additional $10.1 million of previously reserved inventory was sold through for the six months ended June 29, 2008; and

•	Increased sales of products with higher gross profit margins in the first half of 2008.
Storage Systems Segment:
     The gross profit margin as a percentage of segment revenues for the Storage Systems segment increased to 37.9% for the six months ended June 29, 2008 from 33.4% for the six months ended July 1, 2007. The increase was primarily driven by lower manufacturing costs across the product lines and higher demand for premium feature software products, which have higher margins.
Research and Development
     The following table summarizes our research and development, or R&D, expenses by segment for the three and six months ended June 29, 2008 and July 1, 2007:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(Dollars in millions)
Semiconductor segment	$135.4	$170.9	$270.6	$244.6
Percentage of segment revenues	29.3%	35.3%	29.4%	32.3%
Storage Systems segment	$34.7	$31.0	$69.2	$61.1
Percentage of segment revenues	15.1%	16.7%	16.0%	16.2%

Consolidated	$170.1	$201.9	$339.8	$305.7

Percentage of total revenues	24.6%	30.1%	25.1%	26.9%
Three months ended June 29, 2008 compared to the three months ended July 1, 2007:
     Consolidated R&D expenses decreased $31.8 million or 15.8% for the three months ended June 29, 2008 as compared to the three months ended July 1, 2007.

Semiconductor Segment:
     R&D expenses for the Semiconductor segment decreased $35.5 million or 20.8% for the second quarter of 2008 as compared to the second quarter of 2007 and as a percentage of segment revenues decreased to 29.3% for the second quarter of 2008 from 35.3% for the second quarter of 2007. These decreases were primarily the result of reduced expenditures resulting from the sale of the Mobility Products Group and the Consumer Products Group and headcount reductions from our restructuring actions taken since the second quarter of 2007.
Storage Systems Segment:
     R&D expenses for the Storage Systems segment increased $3.7 million or 11.9% for the second quarter of 2008 as compared to the second quarter of 2007. The increase was attributable to increased compensation related expenditures and increased material spending and depreciation expenses associated with equipment spending for R&D projects associated with new product development. R&D expenses as a percentage of segment revenues decreased to 15.1% for the three months ended June 29, 2008 from 16.7% for the three months ended July 1, 2007. The decrease was attributable to an increase in revenues for the three months ended June 29, 2008 compared to the three months ended July 1, 2007.
Six months ended June 29, 2008 compared to the six months ended July 1, 2007:
     Consolidated R&D expenses increased $34.1 million or 11.2% for the six months ended June 29, 2008 as compared to the six months ended July 1, 2007.
Semiconductor Segment:
     R&D expenses for the Semiconductor segment increased $26.0 million or 10.6% for the six months ended June 29, 2008 as compared to the six months ended July 1, 2007. The increase was primarily due to the merger with Agere on April 2, 2007. The increase was partially offset by reduced expenditures resulting from the sale of the Mobility and Consumer product groups in the second half of 2007 and headcount reductions from our restructuring actions taken since the second quarter of 2007. R&D expenses as a percentage of segment revenues decreased to 29.4% for the six months ended June 29, 2008 from 32.3% for the six months ended July 1, 2007. The decease was primarily the result of higher revenues for the six months ended June 29, 2008 as compared to the six months ended July 1, 2007.
Storage Systems Segment:
     R&D expenses for the Storage Systems segment increased $8.1 million or 13.3% for the six months ended June 29, 2008 as compared to the six months ended July 1, 2007. The increase was attributable to increased compensation related expenditures and increased material spending and depreciation expenses associated with equipment spending for R&D projects associated with new product development. R&D expenses as a percentage of segment revenues was 16.0% for the six months ended June 29, 2008 and 16.2% for the six months ended July 1, 2007.
Selling, General and Administrative
     The following table summarizes our selling, general and administrative, or SG&A, expenses by segment for the three and six months ended June 29, 2008 and July 1, 2007:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(Dollars in millions)
Semiconductor segment	$72.2	$85.2	$141.6	$117.5
Percentage of segment revenues	15.6%	17.6%	15.4%	15.5%
Storage Systems segment	$32.3	$29.6	$62.0	$58.9
Percentage of segment revenues	14.0%	16.0%	14.4%	15.6%

Consolidated	$104.5	$114.8	$203.6	$176.4

Percentage of total revenues	15.1%	17.1%	15.1%	15.5%

Three months ended June 29, 2008 compared to the three months ended July 1, 2007:
     Consolidated SG&A expenses decreased $10.3 million or 9.0% for the three months ended June 29, 2008 compared to the three months ended July 1, 2007.
Semiconductor Segment:
     SG&A expenses for the Semiconductor segment decreased $13.0 million or 15.3% for the second quarter of 2008 as compared to the second quarter of 2007 and as a percentage of segment revenues decreased to 15.6% for the second quarter of 2008 from 17.6% for the second quarter of 2007. These decreases were primarily the result of reduced expenditures resulting from the sale of the Mobility Products Group and the Consumer Products Group and headcount reductions from our restructuring actions taken since the second quarter of 2007.
Storage Systems Segment:
     SG&A expenses for the Storage Systems segment increased $2.7 million or 9.1% for the second quarter of 2008 as compared to the second quarter of 2007. The increase was primarily the result of an increase in sales and marketing expenses to support higher revenues during the second quarter of 2008. As a percentage of segment revenues, SG&A expenses declined to 14.0% for the second quarter of 2008 from 16.0% for the second quarter of 2007 as a result of higher revenues in the second quarter of 2008 than in the same quarter of 2007.
Six months ended June 29, 2008 compared to the six months ended July 1, 2007:
     Consolidated SG&A expenses increased $27.2 million or 15.4% for the six months ended June 29, 2008 as compared to the six months ended July 1, 2007.
Semiconductor Segment:
     SG&A expenses for the Semiconductor segment increased $24.1 million or 20.5% for the six months ended June 29, 2008 as compared to the six months ended July 1, 2007 and as a percentage of segment revenues decreased slightly to 15.4% for the six months ended June 29, 2008 from 15.5% for the six months ended July 1, 2007. The increase in dollar amount was primarily attributable to the merger with Agere. The increase was partially offset by reduced expenses from the sale of the Mobility Products Group and the Consumer Products Group and headcount reductions from our restructuring actions taken since the second quarter of 2007. The decrease as a percentage of segment revenues was primarily due to higher revenues for the six months ended June 29, 2008 than in the six months ended July 1, 2007.
Storage Systems Segment:
     SG&A expenses for the Storage Systems segment increased $3.1 million or 5.3% for the six months ended June 29, 2008 as compared to the six months ended July 1, 2007. The increase was primarily attributable to increased sales and marketing expenses to support higher revenues during the six months ended June 29, 2008. As a percentage of segment revenues, SG&A expenses declined from 15.6% for the six months ended July 1, 2007 to 14.4% for the six months ended June 29, 2008 as a result of higher revenues for the six months ended June 29, 2008 than in the six months ended July 1, 2007.
Restructuring of Operations and Other Items
     We recorded charges of $20.7 million and $25.3 million in restructuring of operations and other items, net, for the three and six months ended June 29, 2008, respectively. We recorded charges of $25.9 million and $17.8 million in restructuring of operations and other items, net, for the three and six months ended July 1, 2007, respectively.
     We recorded a charge of $10.0 million related to restructuring of operations for the three months ended June 29, 2008. Of this charge, $9.7 million and $0.3 million were recorded in the Semiconductor segment and the Storage Systems segment, respectively. We recorded a charge of $13.3 million related to restructuring of operations for the six months ended June 29, 2008. Of this charge, $13.0 million and $0.3 million were recorded in the Semiconductor segment and the Storage Systems segment, respectively.

     As a result of the restructuring actions taken since the second quarter of 2007, we are realizing operating expense savings of approximately $58.8 million per quarter. We expect savings in cost of revenues to be fully offset by additional costs from purchasing services through contract manufacturers. Suspended depreciation amounted to $2.5 million for the three months ended June 29, 2008 and was associated with holding the Singapore assembly and test facilities for sale.
     See Note 3 to our consolidated financial statements in Item 1 for more information about the restructuring charges recorded during the second quarter of 2008.
     We recorded charges of $10.7 million and $12.0 million related to other items for the three months and six months ended June 29, 2008. These charges were primarily related to an accrual of $12.5 million recorded during the second quarter of 2008 related to the settlement of the Litton proceeding described in Note 12 to our financial statements in Item 1.
Interest Expense
     Interest expense remained relatively flat at $9.0 million for the three months ended June 29, 2008 and July 1, 2007. Interest expense increased $5.0 million to $17.9 million for the six months ended June 29, 2008 from $12.9 million for the six months ended July 1, 2007, as a result of interest on convertible notes we guaranteed in connection with the Agere merger.
Interest Income and Other
     Interest income and other, net, was $8.2 million for the second quarter of 2008 as compared to $10.8 million for the second quarter of 2007. Interest income decreased to $10.6 million for the second quarter of 2008 from $15.6 million for the second quarter of 2007. The decrease in interest income was primarily due to lower interest rates during the second quarter of 2008 than in the second quarter of 2007. Other expenses, net, of $2.4 million for the second quarter of 2008 were primarily from $2.8 million of impairment charges related to certain marketable available-for-sale debt and equity securities offset by other miscellaneous credits. Other expenses, net, of $4.8 million for the second quarter of 2007 included a $2.1 million charge for points on foreign currency forward contracts and a pre-tax loss of $2.4 million on the impairment of certain non-marketable equity securities.
     Interest income and other, net, was $22.8 million for the first six months of 2008 as compared to $21.3 million for the first six months of 2007. Interest income decreased to $24.9 million for the first six months of 2008 from $27.9 million for the first six months of 2007. The decrease in interest income was primarily due to lower interest rates during the first six months of 2008 compared to the first six months of 2007, offset in part by interest income earned on notes receivable that were entered into in connection with the sale of the Consumer Products Group and the sale of our Thailand manufacturing facility in the second half of 2007. Other expenses, net, of $2.1 million for the first six months of 2008 were primarily from $2.8 million of impairment charges related to certain marketable available-for-sale debt and equity securities offset by other miscellaneous credits. Other expenses, net, of $6.6 million for the first six months of 2007 included a $3.3 million charge for points on foreign currency forward contracts, a pre-tax loss of $2.4 million on the impairment of certain non-marketable equity securities and a pre-tax loss of $0.6 million on the sale of property and equipment.
Provision for Income Taxes
     During the three and six months ended June 29, 2008, we recorded an income tax provision of $2.5 million and $8.0 million, respectively. Under Financial Accounting Standard Board interpretation No.18, “Accounting for Income Taxes in Interim Periods, an interpretation of Accounting Principal Board Opinion No. 28”, we have excluded the income or loss from certain jurisdictions from the overall estimation of the annual rate due to the anticipated pretax losses in those jurisdictions for the years in which tax benefits are not realizable or cannot be recognized in the current year. The provision for income taxes for the three months ended June 29, 2008 also reflects a tax refund of $1.3 million received from a foreign jurisdiction.
     During the three and six months ended July 1, 2007, we recorded an income tax provision of $12.5 million and $20.0 million, respectively. The provision for income taxes for the three months ended July 1, 2007 included a tax refund of $0.4 million received from a foreign jurisdiction.

     Excluding certain foreign jurisdictions, management believes that the future benefit of deferred tax assets is not more likely than not to be realized.
FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
     Cash, cash equivalents and short-term investments decreased to $1,147.2 million as of June 29, 2008 from $1,397.6 million as of December 31, 2007. The decrease was mainly due to cash outflows for financing and investing activities as described below, partially offset by cash inflows from operating activities.
Working Capital
     Working capital decreased by $187.0 million to $1,243.1 million as of June 29, 2008 from $1,430.1 million as of December 31, 2007. The decrease was attributable to the following:
•	Cash, cash equivalents and short-term investments decreased by $250.4 million;

•	Accounts receivable decreased by $47.1 million due to higher cash collections and lower revenues for the second quarter of 2008 compared to the fourth quarter of 2007, our seasonally stronger quarter of the year. We typically experience higher revenues in the fourth quarter than in the first half of the year due to seasonality; and

•	Accrued salaries, wages and benefits increased by $7.0 million primarily attributable to the timing of payments.
     These decreases in working capital were offset, in part, by the following:
•	Accounts payable decreased by $46.7 million due to the timing of invoice payments;

•	Other accrued liabilities decreased by $37.3 million primarily due to decreases in the restructuring reserves;

•	Prepaid expenses and other current assets increased by $31.4 million primarily due to increases in other receivables and prepaid taxes offset by a decrease in assets held for sale; and

•	Income taxes payable decreased by $2.1 million as a result of tax payments offset by an increase in the tax provision.
Cash provided by operating activities
     During the six months ended June 29, 2008, we generated $123.5 million of cash from operating activities compared to $85.9 million generated during the six months ended July 1, 2007. Cash generated by operating activities for the six months ended June 29, 2008 was the result of the following:
•	A net loss adjusted for non-cash transactions. The non-cash items and other non-operating adjustments are quantified in the Statements of Cash Flows included in Item 1; and

•	A net decrease in assets and liabilities, including changes in working capital components from December 31, 2007 to June 29, 2008, as discussed above.
Cash and cash equivalents used in investing activities
     Cash and cash equivalents used in investing activities were $177.2 million for the six months ended June 29, 2008, as compared to $690.0 million provided by investing activities for the six months ended July 1, 2007. The primary investing activities for the six months ended June 29, 2008 were:
•	Acquisition of businesses, net of cash acquired;

•	Purchases of property, equipment and software, net of sales;

•	Proceeds from maturities and sales of debt and equity securities available for sale, net of purchases;

•	An increase in a non-current deposit; and

•	The receipt of an income tax refund for pre-acquisition tax matters associated with an acquisition in 2001.
     We expect capital expenditures to be approximately $60.0 million in 2008. In recent years, we have reduced our level of capital expenditures as a result of our focus on establishing strategic supplier alliances with foundry semiconductor manufacturers, which enables us to have access to advanced manufacturing capacity and reduce our capital spending requirements.
Cash and cash equivalents used in financing activities
     Cash and cash equivalents used in financing activities were $199.7 million for the six months ended June 29, 2008, as compared to $378.4 million for the six months ended July 1, 2007. The primary financing activities during the six months ended June 29, 2008 were the purchase of common stock under our repurchase programs and the issuance of common stock under our employee stock plans.
     On August 20, 2007, we announced that our Board of Directors had authorized a stock repurchase program of up to $500.0 million worth of shares of our common stock. During the six months ended June 29, 2008, we repurchased 44.6 million shares for $229.2 million in cash, effectively completing the authorization. The repurchased shares were retired immediately after the repurchases were completed. Retirement of the repurchased shares is recorded as a reduction of common stock and additional paid-in-capital.
     Cash generated by operations is our primary source of liquidity. We believe that our existing liquid resources and funds generated from operations will be adequate to meet our operating and capital requirements and obligations for the foreseeable future. We may, however, seek additional equity or debt financing from time to time. We cannot be certain that additional financing, if needed, will be available on favorable terms. Moreover, any future equity or convertible debt financing may decrease the percentage of equity ownership of existing stockholders and may result in dilution, depending on the price at which the equity is sold or the debt is converted.
CONTRACTUAL OBLIGATIONS
     The following table summarizes our contractual obligations as of June 29, 2008 and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
	(In millions)
Convertible Subordinated Notes	$—	$711.6	$—	$—	$711.6
Operating lease obligations	98.0	120.4	29.9	5.0	253.3
Purchase commitments	336.2	3.5	368.9	—	708.6
Pension and post-retirement contributions	15.9	*	*	*	15.9

Total	$450.1	$835.5	$398.8	$5.0	$1,689.4

*	We have pension plans covering substantially all former Agere U.S. employees, excluding management employees hired after June 30, 2003. Although future contributions are likely to be required, the amount and timing of these contributions will be impacted by actuarial assumptions, the actual rate of return on plan assets, the level of market interest rates, and the amount of voluntary contributions to the plans.
Convertible Subordinated Notes
     As of June 29, 2008, we had outstanding $350.0 million of 4% Convertible Subordinated Notes due May 15, 2010. Interest on these notes is payable semiannually on May 15 and November 15 of each year. These convertible notes are subordinated to all existing and future senior debt and are convertible at the holder’s option into shares of our common stock at a conversion price of approximately $13.42 per share at any time prior to maturity. We cannot elect to redeem these notes prior to maturity. Each holder of these notes has the right to cause us to repurchase all of such holder’s convertible notes at a price equal to 100% of their principal amount plus any accrued interest upon the occurrence of any fundamental change, which includes a transaction or an event such as an exchange offer, liquidation, a tender offer, consolidation, certain mergers or combinations. The merger with Agere did not trigger this right.
     As part of the merger with Agere, we guaranteed Agere’s 6.5% Convertible Subordinated Notes due December 15, 2009. As of June 29, 2008, we had outstanding $361.6 million of these notes. Interest on these notes is payable semiannually on June 15 and December 15 of each year. These convertible notes are unsecured and subordinated obligations and are subordinated in right of payment to all of Agere’s existing and future senior debt. These notes are convertible at the holder’s option into shares of our common stock at a conversion price of $15.3125 per share, subject to adjustment in certain events, at any time prior to maturity, unless previously redeemed or repurchased. We may redeem these notes in whole or in part at any time. We may be required to repurchase these notes at a price equal to 100% of their principal amount plus any accrued and unpaid interest if our stock is no longer approved for public trading, if our stockholders approve liquidation or if a specified change in control occurs. During the first six months of 2008, $15,000 of the principal amount of these notes was converted into 977 shares of LSI’s common stock at the conversion price of $15.3125 per share.
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
FIN 48 Tax Liabilities
     As of June 29, 2008, the amount of unrecognized tax benefits was $207.4 million, of which none is expected to be paid within one year. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. However, it is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of various statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, we estimate that our unrecognized tax benefits, plus accrued interest and penalties, could decrease by an amount in the range of $0 to $35.8 million. A majority of this would affect our effective tax rate.
Standby Letters of Credit
     As of June 29, 2008 and December 31, 2007, we had outstanding obligations relating to standby letters of credit of $22.4 million and $11.1 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, claims from litigations and certain self-insured risks. If the guarantees are called, the Company must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amount and they generally have one-year terms.
CRITICAL ACCOUNTING POLICIES
     For a detailed discussion of our critical accounting policies, please see the Critical Accounting Estimates contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and significant accounting policies contained in Note 1 to our consolidated financial statements in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2007.
RECENT ACCOUNTING PRONOUNCEMENTS
     The information contained in Note 1 to our financial statements in Item 1 under the heading “Recent Accounting Pronouncements” is hereby incorporated by reference into this Item 2.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There have been no significant changes in the market risk disclosures during the six months ended June 29, 2008 as compared to the discussion in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007.
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
CHANGES IN INTERNAL CONTROLS
     During the quarter ended June 29, 2008, we did not make any changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 4. Submission of Matters to a Vote of Security Holders
     We held our annual meeting of stockholders on May 14, 2008. At the meeting, the stockholders elected nine directors to serve for the ensuing year and until their successors are elected, ratified the Audit Committee’s selection of our independent registered public accounting firm and approved two amended equity plans, our 2003 Equity Incentive Plan and our Employee Stock Purchase Plan.
     The results of the voting for directors were as follows:

	For	Against	Abstain
Timothy Y. Chen	545,456,974	11,522,490	6,273,903
Charles A. Haggerty	529,590,754	27,053,636	6,608,978
Richard S. Hill	545,249,066	11,899,683	6,104,617
Michael J. Mancuso	547,838,187	9,182,860	6,232,320
John H.F. Miner	545,338,145	11,759,688	6,155,535
Arun Netravali	544,804,033	12,114,960	6,334,374
Matthew J. O’Rourke	547,802,563	9,363,971	6,086,834
Gregorio Reyes	547,481,870	9,627,078	6,144,420
Abhijit Y. Talwalkar	547,877,943	9,305,083	6,070,343
     The vote on the ratification of the Audit Committee’s selection of our independent registered public accounting firm for 2008 was:

For	Against	Abstain
547,772,766	8,927,542	6,553,061
     The vote on the proposal to approve our amended 2003 Equity Incentive Plan was:

For	Against	Abstain	Broker Non-Votes
360,363,826	61,968,015	5,774,913	135,146,615

     The vote on the proposal to approve our amended Employee Stock Purchase Plan was:

For	Against	Abstain	Broker Non-Votes
392,971,547	29,511,679	5,623,529	135,146,614
Item 6. Exhibits
     See the Exhibit Index, which follows the signature page to this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSI CORPORATION (Registrant)

Date: August 7, 2008	By	/s/ Bryon Look

Bryon Look
Executive Vice President & Chief Financial Officer

EXHIBIT INDEX

10.1	LSI Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed May 20, 2008)

10.2	Description of Mr. Talwalkar’s Housing Allowance (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed May 20, 2008)

10.3	LSI Corporation Severance Policy for Executive Officers (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed May 20, 2008)

10.4	International Assignment Agreement with Andrew Micallef

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350