Form 10-Q
period 2008-09-28
LSI CORP
filed 2008-11-07
CIK 703360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 28, 2008
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 3, 2008, there were 645,085,812 shares of the registrant’s Common Stock, $.01 par value, outstanding.

LSI CORPORATION
Form 10-Q
For the Quarter Ended September 28, 2008
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LSI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 28,	December 31,
	2008	2007
	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$784,910	$1,021,569
Short-term investments	389,017	376,028
Accounts receivable, less allowances of $11,191 and $10,192	401,101	406,368
Inventories	209,958	240,842
Prepaid expenses and other current assets	174,587	147,751

Total current assets	1,959,573	2,192,558
Property and equipment, net	234,028	229,732
Other intangible assets, net	1,128,590	1,225,196
Goodwill	537,517	499,551
Other assets	265,741	249,353

Total assets	$4,125,449	$4,396,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$237,397	$329,444
Accrued salaries, wages and benefits	141,328	118,990
Other accrued liabilities	229,866	298,343
Income taxes payable	24,706	15,679

Total current liabilities	633,297	762,456

Long-term debt	715,595	717,967
Pension, post-retirement and other benefits	124,051	137,543
Income taxes payable — non-current	206,307	185,036
Other non-current liabilities	90,372	108,143

Total long-term obligations and other liabilities	1,136,325	1,148,689

Commitments and contingencies (Note 13)	—	—
Minority interest in subsidiary	265	249

Stockholders’ equity:
Preferred stock, $.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value: 1,300,000 shares authorized; 644,432 and 680,595 shares outstanding	6,444	6,806
Additional paid-in capital	6,035,946	6,152,421
Accumulated deficit	(3,754,426)	(3,738,522)
Accumulated other comprehensive income	67,598	64,291

Total stockholders’ equity	2,355,562	2,484,996

Total liabilities and stockholders’ equity	$4,125,449	$4,396,390

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In thousands, except per share amounts)
Revenues	$714,308	$727,415	$2,067,118	$1,862,769
Cost of revenues	416,891	479,550	1,225,252	1,268,418

Gross profit	297,417	247,865	841,866	594,351

Research and development	169,551	182,291	509,383	488,071
Selling, general and administrative	103,744	104,518	307,267	280,931
Restructuring of operations and other items, net	1,586	101,231	26,869	119,071
Acquired in-process research and development	—	—	—	182,900

Income/(loss) from operations	22,536	(140,175)	(1,653)	(476,622)

Interest expense	(8,993)	(9,033)	(26,930)	(21,972)
Interest income and other, net	8,028	11,808	30,879	33,129

Income/(loss) before income taxes	21,571	(137,400)	2,296	(465,465)

Provision for income taxes	10,200	3,200	18,200	23,156

Net income/(loss)	$11,371	$(140,600)	$(15,904)	$(488,621)

Net income/(loss) per share:
Basic	$0.02	$(0.20)	$(0.02)	$(0.78)

Diluted	$0.02	$(0.20)	$(0.02)	$(0.78)

Shares used in computing per share amounts:
Basic	643,849	715,733	648,519	623,692

Diluted	647,418	715,733	648,519	623,692

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 28, 2008	September 30, 2007
	(In thousands)
Operating activities:
Net loss	$(15,904)	$(488,621)
Adjustments:
Depreciation and amortization	239,945	216,720
Stock-based compensation expense	54,292	55,772
Non-cash restructuring and other items	(3,163)	88,354
Acquired in-process research and development	—	182,900
Write-down of debt and equity securities	4,500	2,396
Loss/(gain) on sale of property and equipment, including assets held-for-sale	14	(9,513)
Non-cash foreign exchange loss	6,988	3,221
Changes in deferred tax assets and liabilities	4,397	(6,797)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	5,237	143,998
Inventories	30,884	95,148
Prepaid expenses and other assets	9,192	35,061
Accounts payable	(92,323)	(134,621)
Accrued and other liabilities	(64,194)	658

Net cash provided by operating activities	179,865	184,676

Investing activities:
Purchases of debt securities available-for-sale	(158,601)	(154,087)
Proceeds from maturities and sales of debt securities available-for-sale	131,719	493,029
Purchases of equity securities	(8,500)	(10,500)
Purchases of property, equipment and software	(95,005)	(76,986)
Proceeds from sale of property and equipment	11,400	13,790
Cash acquired from acquisition of Agere, net of acquisition costs	—	517,712
Acquisition of other companies, net of cash acquired	(95,137)	(52,079)
Proceeds from sale of Consumer Products Group	—	22,555
Increase in non-current assets and deposits	(13,300)	—
Proceeds received from the resolution of a pre-acquisition income tax contingency	4,821	2,442

Net cash (used in)/provided by investing activities	(222,603)	755,876

Financing activities:
Issuance of common stock	36,370	28,994
Purchases of common stock under repurchase programs	(229,231)	(549,113)

Net cash used in financing activities	(192,861)	(520,119)

Effect of exchange rate changes on cash and cash equivalents	(1,060)	1,700

(Decrease)/increase in cash and cash equivalents	(236,659)	422,133

Cash and cash equivalents at beginning of year	1,021,569	327,800

Cash and cash equivalents at end of period	$784,910	$749,933

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
     For financial reporting purposes, LSI Corporation (the “Company” or “LSI”) reports on a 13- or 14-week quarter with a year ending December 31. The current quarter ended September 28, 2008. The third quarter of 2007 ended September 30, 2007. The results of operations for the quarter ended September 28, 2008, are not necessarily indicative of the results to be expected for the full year. The first nine months of 2008 and 2007 consisted of approximately 39 weeks each. The third quarter in each of 2008 and 2007 consisted of 13 weeks.
     On April 2, 2007, the Company acquired Agere Systems Inc. (“Agere”) through the merger of Agere and a subsidiary of the Company.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from these estimates.
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
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measurements.” FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. FAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of FAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active,” which amends FAS 157 by incorporating “an example to illustrate key considerations in determining the fair value of a financial asset” in an inactive market. FSP 157-3 is effective upon issuance and should be applied to prior periods for which financial statements have not been issued. The adoption of FAS 157 for financial assets and financial liabilities, effective January 1, 2008, had no material impact on the Company’s results of operations or financial position. The Company is currently assessing the impact of FAS 157 for nonfinancial assets and nonfinancial liabilities on its results of operations and financial position.
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
     Level 1 — Unadjusted, quoted prices in active, accessible markets for identical assets or liabilities. The Company’s investments in marketable equity securities and money market funds that are traded in active exchange markets, as well as United States Treasury securities that are highly liquid and are actively traded in over-the-counter markets are classified under level 1.
     Level 2 — Observable inputs other than level 1 prices such as quoted prices for similar assets or liabilities in active markets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s investments in U.S. government agency securities, commercial paper, corporate and municipal debt securities and asset and mortgage backed securities are traded less frequently than exchange traded securities and are valued using inputs that include quoted prices for similar assets in active markets, and inputs other than quoted prices that are observable for the asset, such as interest rates and yield curves that are observable at commonly quoted intervals. Forward foreign currency contracts traded in the over-the-counter markets are valued using market transactions, or broker quotations. As such, these derivative instruments are classified within level 2.
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
     The following table summarizes assets measured at fair value on a recurring basis as of September 28, 2008:

	Fair Value Measurements as of September 28, 2008
	Level 1	Level 2	Level 3	Total
	(In thousands)
Short-term investments in debt securities and certain cash equivalents	$704,354	$345,769	—	$1,050,123
Long-term investments in marketable equity securities	$1,276	—	—	$1,276
Rabbi Trust — all invested in money market funds	$10,107	—	—	$10,107
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (“FAS 141(R)”), “Business Combinations.” FAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired in an acquisition. FAS 141(R) also establishes disclosure requirements to evaluate the nature and financial effects of a business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 141(R) on its results of operations and financial position.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“FAS 161”), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” FAS 161 expands quarterly disclosure requirements in FAS 133 about an entity’s derivative instruments and hedging activities. FAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact, if any, of the adoption of FAS 161 on its results of operations and financial position.
     In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets.” FSP 142-3 is intended to improve the consistency among the useful life of a recognized intangible asset under FAS 142, the period of expected cash flows used to measure the fair value of an asset under FAS 141(R), and other guidance under generally accepted accounting principles in the Unites States. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, of the adoption of FSP 142-3 on its results of operations and financial position.
     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“FAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact, if any, of the adoption of FAS 162 on its results of operations and financial position.
NOTE 2 — STOCK-BASED COMPENSATION
     At the Company’s annual meeting in May 2008, the stockholders approved amendments to the 2003 Equity Incentive Plan (the “2003 Plan”) and the Employee Stock Purchase Plan (the “US ESPP”). The principal changes to the 2003 Plan were:
•	Making a total of 45 million shares available for use under the 2003 Plan. Of that amount, 15 million shares were available for grants of restricted stock and restricted stock units;

•	Allowing non-employee directors to be eligible to participate in the 2003 Plan;

•	Including stock appreciation rights as a permitted type of award under the 2003 Plan;

•	Increasing the limits on the size of awards that can be granted under the 2003 Plan to any person in one year from two million to four million shares for stock options and from 0.5 million to one million shares for restricted stock and restricted stock units; and

•	Allowing incentive stock options to be granted under the 2003 Plan until May 14, 2018.
     The Company will no longer award stock options, stock appreciation rights, restricted stock or restricted stock units under any other existing plans.
     The principal changes to the US ESPP were:
•	Making a total of 25 million shares available for purchase under the US ESPP after May 14, 2008;

•	Consolidating the Company’s International Employee Stock Purchase Plan (“IESPP”) into the US ESPP, which is expected to occur in November 2008; and

•	Extending the term of the US ESPP through May 14, 2018.
     The following table summarizes stock-based compensation expense related to the Company’s stock options, employee stock purchase plans (“ESPPs,” which include the US ESPP and the IESPP) and restricted stock unit awards in the consolidated statements of operations for the three and nine months ended September 28, 2008 and September 30, 2007. Stock-based compensation costs capitalized to inventory and software development for the three and nine months ended September 28, 2008 and September 30, 2007 were not significant.

	Three Months Ended		Nine Months Ended
Stock-Based Compensation Expense Included in:	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In thousands)
Cost of revenues	$2,252	$2,824	$6,885	$7,916
Research and development	6,593	8,916	21,985	22,611
Selling, general and administrative	8,005	10,035	25,422	25,245

Total stock-based compensation expense	$16,850	$21,775	$54,292	$55,772

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
Stock Options
     The fair value of each option grant is estimated on the date of grant using a reduced form calibrated binominal lattice model (the “lattice model”). This model requires the use of historical data for employee exercise behavior and the use of the assumptions outlined in the following table:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Weighted average estimated grant date fair value per share	$2.63	$2.54	$2.06	$3.31
Weighted average assumptions in calculation:
Expected life (years)	4.38	4.36	4.37	4.35
Risk-free interest rate	3%	4%	3%	5%
Volatility	53%	49%	52%	46%
     The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the lattice model. The expected life of employee stock options is affected by all of the underlying assumptions and calibration of the Company’s model.
     The risk-free interest rate assumption is based upon observed interest rates of constant maturity U. S. Treasury securities appropriate for the term of the Company’s employee stock options.

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
     A summary of the changes in stock options outstanding during the nine months ended September 28, 2008 is presented below:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term	Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at December 31, 2007	100,242	$16.12	—	—
Options granted	17,993	5.75	—	—
Options exercised	(4,679)	(5.41)	—	—
Options canceled	(26,035)	(21.78)	—	—

Options outstanding at September 28, 2008	87,521	$12.88	4.22	$12,251

Options exercisable at September 28, 2008	49,203	$17.45	3.02	$3,993

     As of September 28, 2008, total unrecognized compensation expense related to nonvested stock options, net of estimated forfeitures, was approximately $93.7 million and is expected to be recognized over the next 2.7 years on a weighted average basis. The total intrinsic value of options exercised during the three and nine months ended September 28, 2008 was $1.9 million and $7.2 million, respectively. Cash received from stock option exercises was $6.8 million and $25.3 million for the three and nine months ended September 28, 2008, respectively.
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
Employee Stock Purchase Plans
     A total of 2.2 million shares and 1.7 million shares related to the ESPPs were issued during the three months ended June 29, 2008 and July 1, 2007, respectively. No shares related to the ESPPs were issued during the three months ended September 28, 2008 and September 30, 2007. For disclosure purposes, the assumptions that went into the calculation of fair value for the May 2008 and May 2007 grants were as follows:

	Three Months Ended
	June 29, 2008	July 1, 2007
Weighted average estimated grant date fair value per share	$2.13	$2.37
Weighted average assumptions in calculation:
Expected life (years)	0.8	0.8
Risk-free interest rate	2%	5%
Volatility	44%	38%
Restricted Stock Awards
     A summary of the changes in restricted stock units outstanding during the nine months ended September 28, 2008 is presented below.

Number of Shares
(In thousands)
Non-vested shares at December 31, 2007	9,177
Granted	1,736
Vested	(2,337)
Forfeited	(512)

Non-vested shares at September 28, 2008	8,064

     As of September 28, 2008, the total unrecognized compensation expense related to restricted stock units, net of estimated forfeitures, was $46.3 million and is expected to be recognized over the next 1.9 years on a weighted average basis. The fair value of shares vested during the three and nine months ended September 28, 2008 was $2.1 million and $12.8 million, respectively.
NOTE 3 — RESTRUCTURING AND OTHER ITEMS
     The Company recorded charges of $1.6 million and $26.9 million in restructuring of operations and other items, net, for the three and nine months ended September 28, 2008, respectively. The Company recorded charges of $101.2 million and $119.1 million in restructuring of operations and other items, net, for the three and nine months ended September 30, 2007, respectively. For a complete discussion of the 2007 restructuring actions, see Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Restructuring and Impairment of Long-Lived Assets
     The Company recorded a charge of $1.7 million related to restructuring of operations for the three months ended September 28, 2008, which was recorded in the Semiconductor segment. The Company recorded a charge of $15.0 million related to restructuring of operations for the nine months ended September 28, 2008. Of this charge, $14.7 million and $0.3 million were recorded in the Semiconductor segment and the Storage Systems segment, respectively.
     The restructuring of operations charges included $0.9 million and $5.3 million related to the Agere merger for the three and nine months ended September 28, 2008, respectively. See further discussion under “Restructuring Actions Associated with the Agere Merger” below.
First Quarter of 2008:
     A net charge of $1.8 million in restructuring of operations resulted from the following items:
•	A gain of $2.0 million from the sale of land in Gresham, Oregon, which had a net book value of $0.9 million. Total proceeds from the sale were $2.9 million;

•	A charge of $5.0 million for lease termination costs, which included $3.1 million for additional lease termination costs in the United States and $1.9 million for changes in previously accrued facility lease exit costs including changes in the time-value of accruals; and

•	A credit of $1.2 million primarily for severance and termination benefits for employees due to a change in estimates primarily for restructuring actions taken in January 2008.
Second Quarter of 2008:
     A charge of $7.1 million in restructuring of operations resulted from the following items:
•	A charge of $3.4 million for lease termination costs, which included $2.7 million for additional United States lease termination costs including the related write-off of leasehold improvements and $0.7 million in charges for changes in assumptions and changes in the time value of accruals for previously accrued facility lease exit costs; and

•	A charge of $3.7 million for severance and termination benefits for employees, which included $1.8 million for integrating operations in Asia and $1.9 million for changes in estimates related to various restructuring actions taken since June 2007.
Third Quarter of 2008:
     A charge of $0.8 million in restructuring of operations resulted from the following items:

•	A credit of $0.6 million for the reversal of a prior accrual offset by changes in previously accrued facility lease exit costs including changes in the time-value of accruals; and

•	A charge of $1.4 million for severance and termination benefits for employees, which included $0.8 million as the result of a change in severance estimates related to restructuring actions taken in January 2008 and $0.6 million primarily for integrating operations in Asia.
     The following table sets forth the Company’s restructuring reserves as of September 28, 2008, other than reserves related to restructuring actions associated with the Agere merger, which are included in other accrued liabilities and other non-current liabilities in the consolidated balance sheet, and the activities affecting the accruals since December 31, 2007:

	Balance at	Restructuring	Utilized	Balance at	Restructuring	Utilized	Balance at	Restructuring	Utilized	Balance at
	December 31,	Expense	During	March 30,	Expense	During	June 29,	Expense	During	September 28,
	2007	Q1 2008	Q1 2008	2008	Q2 2008	Q2 2008	2008	Q3 2008	Q3 2008	2008
	(In thousands)
Write-down of excess assets and other liabilities (a)	$225	$(1,976)	$1,834	$83	$876	$(876)	$83	$(828)	$828	$83
Lease terminations (b)	23,318	4,998	(1,961)	26,355	2,494	(4,333)	24,516	252	(3,612)	21,156
Payments to employees for severance (c)	24,817	(1,230)	(12,899)	10,688	3,723	(4,446)	9,965	1,370	(3,626)	7,709

Total	$48,360	$1,792	$(13,026)	$37,126	$7,093	$(9,655)	$34,564	$794	$(6,410)	$28,948

(a)	The amount utilized in Q1, 2008 includes a gain from the sale of land in Gresham, Oregon.

(b)	Amounts utilized represent cash payments. The balance remaining for real estate lease terminations is expected to be paid during the remaining terms of the leases, which extend through 2011.

(c)	Amounts utilized include $6.5 million related to stock grants exercised or expired. The majority of the balance remaining for severance is expected to be paid by the end of 2009.
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
First Quarter of 2008:
     A net charge of $1.5 million in restructuring related to the Agere merger resulted from the following items:
•	A charge of $1.1 million for changes in assumptions and the time value of accruals previously recorded for facility lease exit costs;

•	A charge of $1.6 million for severance and termination benefits due to a change in severance estimates; and

•	A gain of $1.2 million from the sale of assets held for sale in Singapore.

Second Quarter of 2008:
     A net charge of $2.9 million in restructuring related to the Agere merger resulted from the following items:
•	A charge of $3.0 million for lease termination costs, which included $2.4 million for changes in assumptions resulting from changes in market conditions and $0.6 million for the change in the time value of accruals previously recorded for facility lease exit costs;

•	A net charge of $0.2 million for severance and termination benefits due to a change in severance estimates; and

•	A net credit of $0.3 million including a gain of $0.6 million primarily from the sale of assets held for sale in Singapore, a credit of $0.4 million primarily for the reversal of an earlier write-down of held for sale assets which were put back for use and a $0.7 million charge for plant closing costs.
Third Quarter of 2008:
     A charge of $0.9 million in restructuring related to the Agere merger resulted from lease termination costs, which included changes in assumptions resulting from changes in market conditions and changes in the time value of accruals previously recorded for facility lease exit costs.
     The following table sets forth restructuring reserves related to the Agere merger as of September 28, 2008, which are included in other accrued liabilities and other non-current liabilities in the consolidated balance sheet, and the activities affecting the accruals since December 31, 2007:

		Change in			Changes in			Changes in
	Balance at	Estimates	Utilized	Balance at	Estimates	Utilized	Balance at	Estimates	Utilized	Balance at
	December 31,	During	During	March 30,	During	During	June 29,	During	During	September 28,
	2007	Q1 2008	Q1 2008	2008	Q2 2008	Q2 2008	2008	Q3 2008	Q3 2008	2008
	(In thousands)
Lease terminations (a)	$33,439	$1,068	$(3,671)	$30,836	$3,002	$(3,647)	$30,191	$877	$(2,723)	$28,345
Payments to employees for severance (b)	18,926	1,635	(10,581)	9,980	190	(5,102)	5,068	4	(738)	4,334
Stock compensation charges in accordance with FAS 123R (c)	20,860	—	(7,844)	13,016	—	(11,290)	1,726	—	—	1,726
Write-down of excess assets and other liabilities (d)	—	(1,163)	1,163	—	(320)	320	—	47	(47)	—

Total	$73,225	$1,540	$(20,933)	$53,832	$2,872	$(19,719)	$36,985	$928	$(3,508)	$34,405

(a)	The amount utilized in Q1, 2008 includes $2.9 million in cash payments and $0.8 million for write-off of leasehold improvements. The balance remaining for real estate lease terminations is expected to be paid during the remaining terms of these contracts, which extend through 2013. There were no write-offs of assets during the second and third quarters of 2008.

(b)	Amounts utilized represent cash severance payments to employees. The majority of the balance remaining for severance is expected to be paid by the end of 2008.

(c)	Amounts utilized represent stock grants exercised or expired. The balance is expected to be utilized by the end of 2009.

(d)	The amount in Q1, 2008 represents a gain on the sale of assets in Singapore. The amount in Q2, 2008 includes a $0.6 million gain on the sale of assets in Singapore.
Assets Held for Sale
     Assets held for sale are included as a component of prepaid expenses and other current assets in the consolidated balance sheets as of September 28, 2008 and December 31, 2007. Assets held for sale of $18.4 million as of September 28, 2008 primarily included $16.8 million related to land in Gresham, Oregon and $0.9 million related to land in Colorado. Assets held for sale of $26.1 million as of December 31, 2007 included $17.7 million related to land in Gresham, Oregon, $6.8 million related to semiconductor assembly and test facilities in Singapore and $0.9 million related to land in Colorado.

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
Other Items
     The Company recorded a net credit of $0.1 million and a charge of $11.9 million related to other items for the three months and nine months ended September 28, 2008, respectively. The majority of the charge resulted from the settlement of the Litton proceeding referred to in Note 13.
NOTE 4 — BUSINESS COMBINATIONS
Acquisition of Hard Disk Drive Semiconductor Business of Infineon
     On April 25, 2008, the Company completed the acquisition of the assets of the hard disk drive (“HDD”) semiconductor business of Infineon Technologies AG (“Infineon”). The acquisition was intended to enhance the Company’s competitive position in the desktop and enterprise HDD space. The acquisition was accounted for under the purchase method of accounting.
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
     The table below provides information about this acquisition:

Entity Name or Type of Technology; Segment Included in;		Total		Fair Value of
Description of		Purchase	Type of	Other Assets		Amortizable
Acquired Business	Acquisition Date	Price	Consideration	Acquired	Goodwill	Intangible Assets
(Dollars in millions)
HDD semiconductor business of Infineon; Semiconductor segment; Silicon solutions for hard disk drive makers	April 25, 2008	$95.1	cash	$10.3	$6.6	$78.2
     The following table sets forth the components of the identifiable intangible assets associated with this acquisition, which are being amortized over the estimated usage periods:

		Weighted Average
	Fair Value	Useful Life
	(In millions)	(in years)
Current technology	$46.5	4
Customer base	31.7	5

Total acquired identifiable intangible assets	$78.2

     Pro forma financial information has not been presented because the effect of this acquisition on the Company’s results of operations was not material.
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

     The summary includes the impact of certain adjustments such as amortization of intangibles, stock compensation charges and interest expense related to Agere’s convertible notes that the Company guaranteed. Additionally, acquired in-process research and development associated with the Agere acquisition has been excluded from the period presented. Pro forma amounts presented below are in thousands except per share data.

Nine Months Ended
September 30, 2007
Revenues	$2,197,613
Net loss	$(309,374)
Basic loss per share	$(0.41)
Diluted loss per share	$(0.41)
NOTE 5 — BENEFIT OBLIGATIONS
     The Company has pension plans covering substantially all former Agere U. S. employees, excluding management employees hired after June 30, 2003. Retirement benefits are offered under a defined benefit plan and are based on either an adjusted career average pay or dollar per month formula or on a cash balance plan. The cash balance plan provides for annual company contributions based on a participant’s age and compensation and interest on existing balances and covers employees of certain companies acquired by Agere since 1996 and management employees hired after January 1, 1999 and before July 1, 2003. The Company also has postretirement benefit plans that include healthcare benefits and life insurance coverage for former Agere employees. Participants in the cash balance plan and management employees hired after June 30, 2003 are not entitled to company paid benefits under the postretirement benefit plans. The Company also has pension plans covering certain international employees.
     The following table sets forth the components of the net periodic benefit credit for the three and nine months ended September 28, 2008 and September 30, 2007:

	Three Months Ended
	September 28, 2008		September 30, 2007
	Pension	Post-retirement	Pension	Post-retirement
	Benefits	Benefits	Benefits	Benefits
	(In thousands)
Service cost	$1,298	$25	$1,867	$41
Interest cost	18,947	745	18,395	932
Expected return on plan assets	(20,701)	(1,258)	(21,026)	(1,235)
Amortization of prior service cost	4	—	—	—
Net actuarial gain recognized	—	(30)	—	—

Total benefit credit	$(452)	$(518)	$(764)	$(262)

	Nine Months Ended
	September 28, 2008		September 30, 2007
	Pension	Post-retirement	Pension	Post-retirement
	Benefits	Benefits	Benefits	Benefits
	(In thousands)
Service cost	$4,201	$77	$3,734	$82
Interest cost	56,084	2,278	36,791	1,863
Expected return on plan assets	(61,865)	(3,775)	(41,885)	(2,429)
Amortization of prior service cost	12	—	—	—
Net actuarial gain recognized	(1)	(89)	—	—

Total benefit credit	$(1,569)	$(1,509)	$(1,360)	$(484)

     During the nine months ended September 28, 2008, the Company contributed $8.8 million to its pension plans and $11.9 million to its post-retirement benefit plans. The Company expects to contribute an additional $1.7 million and $3.6 million to its pension plans and post-retirement benefit plans, respectively, for the remainder of 2008.

NOTE 6 — INTANGIBLE ASSETS AND GOODWILL
     Intangible Assets
     As of September 28, 2008 and December 31, 2007, intangible assets by reportable segment were comprised of the following:

	September 28, 2008		December 31, 2007
	Gross	Accumulated	Gross	Accumulated
	Carrying Amount	Amortization	Carrying Amount	Amortization
	(In thousands)
Semiconductor:
Current technology	$894,808	$(394,702)	$848,656	$(298,525)
Trademarks	26,657	(26,236)	26,730	(26,272)
Customer base	399,508	(65,782)	367,808	(20,761)
Non-compete agreements	1,949	(1,639)	1,949	(1,165)
Existing purchase orders	200	(200)	200	(200)
Supply agreement	100	(100)	100	(100)
Patent licensing	313,800	(54,367)	313,800	(27,183)
Order backlog	41,300	(41,300)	41,300	(41,300)
Workforce	3,567	(1,108)	3,567	(661)
Trade names	2,248	(375)	2,248	(94)

Subtotal	1,684,137	(585,809)	1,606,358	(416,261)

Storage Systems:
Current technology	164,339	(134,668)	164,339	(130,361)
Trademarks	7,150	(7,150)	7,150	(7,149)
Customer base	5,010	(5,010)	5,010	(5,010)
Non-compete agreements	1,600	(1,600)	1,600	(1,156)
Supply agreement	8,147	(8,147)	8,147	(8,147)
Trade names	800	(209)	800	(124)

Subtotal	187,046	(156,784)	187,046	(151,947)

Total intangible assets	$1,871,183	$(742,593)	$1,793,404	$(568,208)

     On April 25, 2008, the Company completed the acquisition of Infineon’s HDD semiconductor business.
     The following table sets forth amortization expense and weighted average lives of intangible assets:

	Weighted	Nine Months Ended
	Average Lives	September 28, 2008	September 30, 2007
	(In months)	(In thousands)
Current technology	57	$100,833	$65,392
Trademarks	83	37	839
Customer base	45	45,020	13,809
Non-compete agreements	27	918	1,238
Supply agreement	32	—	775
Patent licensing	36	27,183	18,259
Order backlog	2	—	53,000
Workforce	72	447	447
Trade names	75	366	86

Total	50	$174,804	$153,845

     The estimated future amortization expense related to intangible assets as of September 28, 2008 was as follows:

Amount
(In thousands)
Fiscal Year:
2008 (September 29 through December 31, 2008)	$60,279
2009	234,926
2010	191,666
2011	149,914
2012 and thereafter	491,805

Total	$1,128,590

Goodwill
     The following table sets forth changes in the carrying amount of goodwill for the nine months ended September 28, 2008:

	Semiconductor	Storage Systems
	Segment	Segment	Total
	(In thousands)
Balance as of December 31, 2007	$323,927	$175,624	$499,551
Goodwill acquired during the year *	6,624	—	6,624
Goodwill acquired in a prior year for a pre-acquisition income tax contingency **	31,342	—	31,342

Balance as of September 28, 2008	$361,893	$175,624	$537,517

*	During the nine months ended September 28, 2008, the Company recorded $6.6 million of goodwill in connection with the acquisition of Infineon’s HDD semiconductor business.

**	During the nine months ended September 28, 2008, the Company recorded $37.1 million of goodwill primarily relating to a re-measurement of uncertain tax positions based on new information received in the third quarter of 2008 offset by $5.8 million of income tax refunds.
NOTE 7 — DERIVATIVE INSTRUMENTS
     The Company has foreign subsidiaries that operate and sell the Company’s products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates. The Company utilizes various hedge instruments, primarily forward contracts, to manage its exposure associated with net asset and liability positions denominated in non-functional currencies and forecasted foreign currency transactions to reduce the volatility of earnings and cash flows. The Company does not hold derivative financial instruments for speculative or trading purposes.
     The Company enters into forward contracts that are designated as foreign currency cash flow hedges of forecasted payments denominated in currencies other than U.S. dollars. Changes in the fair value of the forward contracts attributable to changes in time value are excluded from the assessment of effectiveness and are recognized in interest income and other, net. The effective portion of the forward contracts’ gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion, if any, of the gain or loss is reported in earnings immediately. As of September 28, 2008, the Company held forward contracts designated as foreign currency cash flow hedges of forecasted Euro, Pound Sterling and Indian Rupee payment transactions that were set to expire from one to eleven months. For the three and nine months ended September 28, 2008, the changes in time value of these forward contracts were not significant. The unrealized gains, net of incomes taxes, included in accumulated other comprehensive income as of September 28, 2008, which will be reclassified into earnings within the next twelve months, were $0.1 million. The Company did not record any gains or losses due to hedge ineffectiveness for the three and nine months ended September 28, 2008. There were no such hedges outstanding as of December 31, 2007.
NOTE 8 — OTHER BALANCE SHEET DETAILS

	September 28,	December 31,
	2008	2007
	(In thousands)
Cash and cash equivalents:
Cash in financial institutions	$65,751	$117,464
Cash equivalents	719,159	904,105

Total cash and cash equivalents	$784,910	$1,021,569

Available-for-sale debt securities: *
Asset-backed and mortgage-backed securities	$206,523	$207,290
U.S. government and agency securities	163,226	121,350
Corporate and municipal debt securities	19,268	47,388

Total short-term investments	$389,017	$376,028

Inventories:
Raw materials	$31,560	$30,023
Work-in-process	63,696	95,262
Finished goods	114,702	115,557

Total inventories	$209,958	$240,842

		Interest	Conversion	September 28,	December 31,
	Maturity	Rate	Price	2008	2007
	(In thousands)
Long-term debt:
2003 Convertible Subordinated Notes	2010	4.00%	$13.4200	$350,000	$350,000
2002 Convertible Subordinated Notes **	2009	6.50%	$15.3125	361,645	361,660
Accrued debt premium				8,589	8,589

				720,234	720,249
Amortization of accrued debt premium				(4,639)	(2,282)

Total long-term debt				$715,595	$717,967

*	During the three and nine months ended September 28, 2008, the Company recognized impairment charges of $1.7 million and $3.8 million for certain available-for-sale debt securities, after determining that the decline in their fair value was other than temporary.

**	During the nine months ended September 28, 2008, $15,000 of the principal amount of these notes was converted into 977 shares of LSI’s common stock at the conversion price of $15.3125 per share.

See Note 14 regarding subsequent events.
NOTE 9 — RECONCILIATION OF BASIC AND DILUTED INCOME/(LOSS) PER SHARE
     The following table sets forth a reconciliation of the numerators and denominators used in the computation of basic and diluted per share amounts:

	Three Months Ended
	September 28, 2008			September 30, 2007
			Per-Share			Per-Share
	Income*	Shares+	Amount	Loss*	Shares+	Amount
	(In thousands except per share amounts)
Basic income/(loss) per share:
Net income/(loss) available to common stockholders	$11,371	643,849	$0.02	$(140,600)	715,733	$(0.20)
Stock options, employee stock purchase rights and restricted stock unit awards	—	3,569	—	—	—	—
Diluted income/(loss) per share:
Net income/(loss) available to common stockholders	$11,371	647,418	$0.02	$(140,600)	715,733	$(0.20)

	Nine Months Ended
	September 28, 2008			September 30, 2007
			Per-Share			Per-Share
	Loss*	Shares+	Amount	Loss*	Shares+	Amount
	(In thousands except per share amounts)
Basic loss per share:
Net loss available to common stockholders	$(15,904)	648,519	$(0.02)	$(488,621)	623,692	$(0.78)
Stock options, employee stock purchase rights and restricted stock unit awards	—	—	—	—	—	—
Diluted loss per share:
Net loss available to common stockholders	$(15,904)	648,519	$(0.02)	$(488,621)	623,692	$(0.78)

*	Numerator

+	Denominator
     Options to purchase 80,902,022 and 87,628,269 shares were excluded from the computation of diluted shares for the three and nine months ended September 28, 2008, respectively, because of their antidilutive effect on net income/(loss) per share. Options to purchase 99,238,936 and 76,909,990 shares were excluded from the computation of diluted shares for the three and nine months ended September 30, 2007, respectively, because of their antidilutive effect on net loss per share.
     For the three and nine months ended September 28, 2008, 49,698,093 and 49,698,418 weighted average potentially dilutive shares associated with convertible notes, respectively, were excluded from the calculation of diluted shares because of their antidilutive effect on net income/(loss) per share. For the three and nine months ended September 30, 2007, 49,699,072 and 41,826,201 weighted average potentially dilutive shares associated with convertible notes, respectively, were excluded from the calculation of diluted shares because of their antidilutive effect on net loss per share.

NOTE 10 — SEGMENT REPORTING
     The Company operates in two reportable segments — the Semiconductor segment and the Storage Systems segment — in which the Company offers products and services for a variety of electronic systems applications. LSI’s products are marketed primarily to original equipment manufacturers (“OEMs”) that sell products to the Company’s target end customers.
Summary of Operations by Segment
     The following is a summary of operations by segment for the three and nine months ended September 28, 2008 and September 30, 2007:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In thousands)
Revenues:
Semiconductor	$500,432	$530,013	$1,421,244	$1,287,227
Storage Systems	213,876	197,402	645,874	575,542

Total	$714,308	$727,415	$2,067,118	$1,862,769

Income/(loss) from operations:
Semiconductor	$8,892	$(147,344)	$(47,371)	$(485,996)
Storage Systems	13,644	7,169	45,718	9,374

Total	$22,536	$(140,175)	$(1,653)	$(476,622)

     For the three months ended September 28, 2008, restructuring of operations and other items, a net of $1.6 million, was primarily included in the Semiconductor segment. For the nine months ended September 28, 2008, restructuring of operations and other items, net, for the Semiconductor and Storage Systems segments were $26.6 million and $0.3 million, respectively.
     For the three months ended September 30, 2007, restructuring of operations and other items, a net of $101.2 million, was primarily included in the Semiconductor segment. For the nine months ended September 30, 2007, restructuring of operations and other items, net, for the Semiconductor and Storage Systems segments were $115.0 million and $4.1 million, respectively.
Significant Customers
     The following table summarizes the number of the Company’s significant customers, each of whom accounted for 10% or more of the Company’s revenues, along with the percentage of revenues they individually represent by segment and on a consolidated basis:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Semiconductor segment:
Number of significant customers	1	2	1	2
Percentage of segment revenues	26%	29%, 17%	27%	26%, 14%
Storage Systems segment:
Number of significant customers	4	3	2	2
Percentage of segment revenues	46%, 12%, 10%, 10%	46%, 15%, 11%	45%, 15%	46%, 18%
Consolidated:
Number of significant customers	2	3	2	2
Percentage of consolidated revenues	18%, 15%	21%, 13%, 12%	19%, 15%	18%, 15%
Information about Geographic Areas
     Revenues from domestic operations were $155.2 million, representing 21.7% of consolidated revenues, for the three months ended September 28, 2008 compared to $205.2 million, representing 28.2% of consolidated revenues, for the three months ended September 30, 2007.
     Revenues from domestic operations were $582.8 million, representing 28.2% of consolidated revenues, for the nine months ended September 28, 2008 compared to $623.8 million, representing 33.5% of consolidated revenues, for the nine months ended September 30, 2007.

NOTE 11 — COMPREHENSIVE INCOME/(LOSS)
     Comprehensive income/(loss) is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive income/ (loss), net of taxes, for the three and nine months ended September 28, 2008 and September 30, 2007 is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In thousands)
Net income/(loss)	$11,371	$(140,600)	$(15,904)	$(488,621)
Change in unrealized gain/(loss) on available-for-sale securities	249	2,217	(2,117)	4,354
Unrealized gain on cash-flow hedges	78	—	78	—
Change in foreign currency translation adjustments	(336)	8,862	5,459	5,506
Amortization of prior service cost and actuarial gains included in net periodic benefit credit	(62)	—	(113)	—

Comprehensive income/(loss)	$11,300	$(129,521)	$(12,597)	$(478,761)

NOTE 12 — RELATED PARTY TRANSACTIONS
     A member of the Company’s board of directors is also a member of the board of directors of Seagate Technology. The Company sells semiconductors used in storage product applications to Seagate Technology for prices an unrelated third party would pay for such products. Revenues from sales to Seagate Technology were $131.6 million and $384.2 million for the three and nine months ended September 28, 2008, respectively. Revenues from sales to Seagate Technology were $155.0 million and $334.5 million for the three and nine months ended September 30, 2007, respectively. The Company had accounts receivable from Seagate Technology of $73.4 million and $103.6 million as of September 28, 2008 and December 31, 2007, respectively.
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
     The Company purchased $16.6 million and $53.1 million of inventory from SMP for the three and nine months ended September 28, 2008, respectively. The Company purchased $18.4 million and $37.0 million of inventory from SMP for the three and nine months ended September 30, 2007, respectively. As of September 28, 2008 and December 31, 2007, the amount of inventory on hand that was purchased from SMP was $9.3 million and $11.3 million, respectively, and the amounts payable to SMP were $4.6 million and $10.2 million, respectively.
NOTE 13 — COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS
Purchase Commitments
     The Company maintains some purchase commitments with suppliers primarily for raw materials and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers.
     In connection with the sale of the Company’s Gresham, Oregon semiconductor manufacturing facility in 2006, the Company entered into a multi-year wafer supply agreement with ON Semiconductor, under which LSI agreed to purchase $202.6 million in wafers from ON Semiconductor between May 2006 and the end of LSI’s fourth quarter of 2008. In September 2008, this wafer supply agreement was amended to extend the ending period for the commitment to the end of LSI’s second quarter of 2009. As of September 28, 2008, the remaining purchases required under this arrangement were not significant.
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
     The following table sets forth a summary of changes in product warranties during the nine months ended September 28, 2008 (in thousands):

Balance as of December 31, 2007	$14,734
Accruals for warranties issued during the period	11,331
Accruals related to pre-existing warranties (including changes in estimates)	(1,529)
Settlements made during the period (in cash or in kind)	(10,737)

Balance as of September 28, 2008	$13,799

Convertible Subordinated Notes:
     As part of the merger with Agere, the Company guaranteed Agere’s 6.5% Convertible Subordinated Notes due December 15, 2009. As of September 28, 2008 and December 31, 2007, $361.6 million and $361.7 million of these notes were outstanding, respectively. See Note 14 below.
Standby Letters of Credit:
     As of September 28, 2008 and December 31, 2007, the Company had outstanding obligations relating to standby letters of credit of $21.5 million and $11.1 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, claims from litigations and certain self-insured risks. If the guarantees are called, the Company must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amount and they generally have one-year terms.
FASB Interpretation No. 48 (“FIN 48”) Liabilities
     As of September 28, 2008, the amount of the unrecognized tax benefits determined under FIN 48 was $228.8 million, of which none is expected to be paid within one year. This is a net increase of $21.4 million in unrecognized tax benefits from the previous quarter. Increases and decreases were made to unrecognized tax benefits as a result of tax positions taken during a prior period. In the third quarter of 2008, based on new information received, certain unrecognized tax benefits taken in prior quarters were re-measured. Other decreases were made to unrecognized tax benefits as a result of a lapse of the statute of limitations in a tax jurisdiction.
     The Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. However, it is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of various statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, the Company estimates that its unrecognized tax benefits, plus accrued interest and penalties, could decrease by an amount in the range of $0 to $32.6 million. A majority of this would affect the Company’s effective tax rate.
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
Legal Matters
     On May 1, 2003, Litton Systems (“Litton”) and Stanford University filed a patent infringement lawsuit against Agere and others in the United States District Court for the Central District of California (Western Division). The complaint alleged that each of the defendants infringed a patent related to the manufacture of optical amplifiers. The patent, which expired in October 2003, was owned by Stanford University and was exclusively licensed to Litton. The complaint sought, among other remedies, monetary damages, counsel fees and injunctive relief. The Company settled this lawsuit on July 30, 2008, for $12.5 million.
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
     On December 6, 2006, Sony Ericsson Mobile Communications USA Inc. (“Sony Ericsson”) filed a lawsuit against Agere in Wake County Superior Court in North Carolina, alleging unfair and deceptive trade practices, fraud and negligent misrepresentation in connection with Agere’s engagement with Sony Ericsson to develop a wireless data card for personal computers. The complaint claimed an unspecified amount of damages and seeks damages, treble damages and attorneys’ fees. On February 13, 2007, Agere filed a motion to dismiss for improper venue. On August 27, 2007, the court granted Agere’s motion to dismiss for improper venue. Sony Ericsson has appealed that ruling. On October 22, 2007, Sony Ericsson filed a lawsuit in the Supreme Court of the State of New York, New York County against LSI, raising substantially the same allegations and seeking substantially the same relief as the North Carolina proceeding.
     On March 23, 2007, CIF Licensing, LLC, d/b/a GE Licensing (“GE”) filed a lawsuit against Agere in the United States District Court for the District of Delaware, asserting that unspecified Agere products infringe patents in a portfolio of patents GE acquired from Motorola. GE has asserted that four of the patents cover inventions relating to modems. GE is seeking monetary damages.
     In addition to the foregoing, the Company and its subsidiaries are parties to other litigation matters and claims in the normal course of business. The Company does not believe, based on currently available facts and circumstances, that the final outcome of these other matters, taken individually or as a whole, will have a material adverse effect on the Company’s consolidated results of operations or financial position. However, the pending unsettled lawsuits may involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. From time to time, the Company may enter into confidential discussions regarding the potential settlement of such lawsuits. However, there can be no assurance that any such discussions will occur or will result in a settlement. Moreover, the settlement of any pending litigation could require the Company to incur substantial costs and, in the case of the settlement of any intellectual property proceeding against the Company, may require the Company to obtain a license under a third party’s intellectual property rights that could require royalty payments in the future and the Company to grant a license to certain of its intellectual property rights to a third party under a cross-license agreement. The results of litigation are inherently uncertain, and material adverse outcomes are possible.
NOTE 14 — SUBSEQUENT EVENTS
     In October and November of 2008, the Company repurchased $118.6 million principal amount of the 2002 Convertible Subordinated Notes due in December 2009 for $116.6 million.
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
     Our revenues depend on market demand for these types of products and our ability to compete in highly competitive markets. We face competition not only from makers of products similar to ours, but also from competing technologies. For example, we see the development of solid state drives, based on flash memory rather than the spinning platters used in hard disk drives, as a long term potential competitor to certain types of hard disk drives, and have begun focusing development efforts in that area.
     Our business is largely focused on the information technology industry. Due to seasonality in this industry, we typically expect to see stronger revenues in the second half of the year. While the current economic conditions that companies are facing generally are making it more difficult for us to predict our future revenues, we believe, however, that these conditions will likely have a negative impact on our revenues in the coming months.
     Since the beginning of 2007, we have undertaken a number of actions to focus our business on the storage and networking areas, where we believe we have the scale, technology, and customer relationships to be most successful. We have also transitioned the final assembly and testing of our products to third party manufacturers in an effort to improve our profitability by reducing our exposure to unrecovered fixed costs, to reduce our capital expenditures and to allow us to focus our efforts on product development. The significant actions in this process have included:
•	The acquisition of SiliconStor, a provider of semiconductor solutions for enterprise storage networks, in March 2007;

•	The acquisition of Agere Systems in April 2007, through the merger of Agere and a subsidiary of ours. Agere was a provider of integrated circuit solutions for a variety of communications and computing applications;

•	The sale of our Consumer Products Group in July 2007;

•	The sale of the Mobility Products Group in October 2007, which we acquired from Agere;

•	The sale of, or discontinuation of operations at, our semiconductor and storage systems assembly and test facilities, and the transition of the work performed at those facilities to contract manufacturers;

•	The acquisition of Tarari, a maker of silicon and software that provides content and application awareness in packet and message processing, in October 2007; and

•	The acquisition of the hard disk drive semiconductor business of Infineon Technologies in April 2008.
     Because of Agere’s size, the integration of its business and people has been an important and time-consuming process for us. We believe the only significant actions remaining in the Agere integration are the unification of our benefits programs and moving Agere’s operations onto our enterprise resource planning system.

     Revenues for the three months ended September 28, 2008 were $714.3 million, representing a 1.8% decrease from the three months ended September 30, 2007. The decrease was primarily attributable to the absence of revenues from the Mobility Products Group that was sold in October 2007, offset in part by an increase in revenues from increased sales of semiconductors used in storage product applications, increased revenues from the licensing of intellectual property and an increase in revenues associated with increased demand for our entry level storage systems. Revenues for the nine months ended September 28, 2008 were $2,067.1 million, representing an 11.0% increase from the nine months ended September 30, 2007.
     We reported net income of $11.4 million, or $0.02 per diluted share, for the three months ended September 28, 2008, as compared to a net loss of $140.6 million, or $0.20 per diluted share, for the three months ended September 30, 2007. We reported a net loss of $15.9 million, or $0.02 per diluted share, for the nine months ended September 28, 2008, as compared to a net loss of $488.6 million, or $0.78 per diluted share, for the nine months ended September 30, 2007. During the three months ended September 28, 2008, we recorded restructuring of operations and other items, net of $1.6 million compared to $101.2 million for the three months ended September 30, 2007, relating primarily to the sale of the Mobility Products Group. During the nine months ended September 28, 2008, we recorded restructuring of operations and other items, net of $26.9 million compared to $119.1 million for the same period in 2007. During the nine months ended September 30, 2007, we recorded a $182.9 million charge for acquired in-process research and development primarily associated with the merger with Agere on April 2, 2007. We did not record any charge related to acquired in-process research and development during the nine months ended September 28, 2008.
     Cash, cash equivalents and short-term investments were $1,173.9 million as of September 28, 2008. For the three and nine months ended September 28, 2008, we generated $56.4 million and $179.9 million, respectively, in cash from operating activities.
RESULTS OF OPERATIONS
Revenues
     The following table summarizes our revenues by segment for the three and nine months ended September 28, 2008 and September 30, 2007:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In millions)
Semiconductor segment	$500.4	$530.0	$1,421.2	$1,287.2
Storage Systems segment	213.9	197.4	645.9	575.6

Consolidated	$714.3	$727.4	$2,067.1	$1,862.8

Three months ended September 28, 2008 compared to the three months ended September 30, 2007:
     Total consolidated revenues for the three months ended September 28, 2008 decreased $13.1 million or 1.8% as compared to the three months ended September 30, 2007.
Semiconductor Segment:
     Revenues for the Semiconductor segment decreased $29.6 million or 5.6% for the third quarter of 2008 as compared to the third quarter of 2007. The decrease was primarily attributable to the absence of $93.3 million in revenues from the Mobility Products Group which we sold in October 2007. The decrease was partially offset by:
•	A $42.9 million increase in revenues attributable to increased demand for semiconductors used in storage product applications and revenues from the HDD semiconductor business acquired from Infineon in April 2008;

•	A $19.0 million increase in revenues from the licensing of intellectual property; and

•	A $7.7 million increase in revenues from the sale of semiconductors used in networking standard products.

Storage Systems Segment:
     Revenues for the Storage Systems segment increased $16.5 million or 8.4% for the third quarter of 2008 as compared to the third quarter of 2007. The increase was primarily attributable to an increase in revenues for our entry level storage systems and our premium feature software products.
Nine months ended September 28, 2008 compared to the nine months ended September 30, 2007:
     Total consolidated revenues for the nine months ended September 28, 2008 increased $204.3 million or 11.0% as compared to the nine months ended September 30, 2007.
Semiconductor Segment:
     Revenues for the Semiconductor segment increased $134.0 million or 10.4% for the nine months ended September 28, 2008 as compared to the nine months ended September 30, 2007. The increase was primarily attributable to revenues from Agere and, to a lesser extent, increased demand for semiconductors used in storage product applications and networking standard products. The increase was partially offset by the absence of $183.9 million of revenues from the Mobility Products Group and a decrease of $54.6 million in revenues from the Consumer Products Group.
Storage Systems Segment:
     Revenues for the Storage Systems segment increased $70.3 million or 12.2% for the nine months ended September 28, 2008 as compared to the nine months ended September 30, 2007. The increase was primarily attributable to an increase in revenues for our entry level storage systems and a continued increase in demand for our premium feature software products.
     See Note 10 to our consolidated financial statements in Item 1 for information about our significant customers.
Revenues by Geography
     The following table summarizes our revenues by geography for the three and nine months ended September 28, 2008 and September 30, 2007:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In millions)
North America *	$155.2	$205.2	$582.8	$623.9
Asia **	390.9	440.3	1,086.0	1,016.2
Europe and the Middle East	168.2	81.9	398.3	222.7

Total	$714.3	$727.4	$2,067.1	$1,862.8

*	Primarily the United States.

**	Including Japan.
Three months ended September 28, 2008 compared to the three months ended September 30, 2007:
     Revenues in Europe and the Middle East increased 105.4% for the third quarter of 2008 compared to the third quarter of 2007. The increase was attributable to increased revenues in storage systems and increased revenues in semiconductors used in storage product applications. The increase in revenues for storage systems is primarily the result of a significant customer shifting order placements from our U.S. subsidiary to a subsidiary in Europe. Revenues in North America decreased 24.4% and revenues in Asia decreased 11.2%. The decrease in North America was primarily attributable to decreased revenues in storage systems primarily for the reasons discussed above, offset by increased revenues from semiconductors used in storage and networking standard products. The decrease in Asia was primarily attributable to the absence of revenues from the Mobility Products Group offset by an increase in revenues for our entry level storage system products.
Nine months ended September 28, 2008 compared to the nine months ended September 30, 2007:
     Revenues in Europe and the Middle East increased 78.9% and revenues in Asia increased 6.9% for the nine months ended September 28, 2008 compared to the nine months ended September 30, 2007. These increases were offset by a 6.6% decrease in revenues in North America. The increase in Europe and the Middle East was primarily attributable to revenues from Agere, increased revenues in storage systems for the reasons discussed above and increased demand for semiconductors used in storage product applications.
Gross Profit Margin
     The following table summarizes our gross profit margins by segment for the three and nine months ended September 28, 2008 and September 30, 2007:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(Dollars in millions)
Semiconductor segment	$216.4	$175.9	$597.3	$396.3
Percentage of segment revenues	43.2%	33.2%	42.0%	30.8%
Storage Systems segment	$81.0	$72.0	$244.6	$198.1
Percentage of segment revenues	37.9%	36.5%	37.9%	34.4%

Consolidated	$297.4	$247.9	$841.9	$594.4

Percentage of total revenues	41.6%	34.1%	40.7%	31.9%
Three months ended September 28, 2008 compared to the three months ended September 30, 2007:
     The consolidated gross profit margin as a percentage of total revenues increased to 41.6% for the three months ended September 28, 2008 as compared to 34.1% for the three months ended September 30, 2007.
Semiconductor Segment:
     The gross profit margin as a percentage of segment revenues for the Semiconductor segment increased to 43.2% for the third quarter of 2008 from 33.2% for the third quarter of 2007. The increase was primarily attributable to:
•	A decrease of $19.1 million in the amortization of intangible assets in the third quarter of 2008;

•	An $8.0 million charge recorded in the third quarter of 2007 for a wafer supply agreement with ON Semiconductor resulting from a decline in demand; and

•	Increased sales of products with higher gross profit margins in the third quarter of 2008.
Storage Systems Segment:
     The gross profit margin as a percentage of segment revenues for the Storage Systems segment increased to 37.9% for the third quarter of 2008 from 36.5% for the third quarter of 2007. The increase was primarily driven by lower manufacturing costs across the product lines and higher demand for premium feature software products, which have higher margins.
Nine months ended September 28, 2008 compared to the nine months ended September 30, 2007:
     The consolidated gross profit margin as a percentage of total revenues increased to 40.7% for the nine months ended September 28, 2008 as compared to 31.9% for the nine months ended September 30, 2007.
Semiconductor Segment:
     The gross profit margin as a percentage of segment revenues for the Semiconductor segment increased to 42.0% for the nine months ended September 28, 2008 from 30.8% for the nine months ended September 30, 2007. The increase was primarily attributable to:
•	An inventory charge of $47.9 million recorded in the second quarter of 2007 related to fair valuing the inventory in the acquisition of Agere;

•	$19.0 million in charges recorded during the nine months ended September 30, 2007 for a wafer supply agreement with ON Semiconductor resulting from a decline in demand;

•	A decrease of $8.5 million in the amortization of intangible assets for the nine months ended September 28, 2008;

•	An additional $6.6 million of previously reserved inventory was sold through for the nine months ended September 28, 2008; and

•	Increased sales of products with higher gross profit margins for the nine months ended September 28, 2008.
Storage Systems Segment:
     The gross profit margin as a percentage of segment revenues for the Storage Systems segment increased to 37.9% for the nine months ended September 28, 2008 from 34.4% for the nine months ended September 30, 2007. The increase was primarily driven by lower manufacturing costs across the product lines and higher demand for premium feature software products, which have higher margins.
Research and Development
     The following table summarizes our research and development, or R&D, expenses by segment for the three and nine months ended September 28, 2008 and September 30, 2007:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(Dollars in millions)
Semiconductor segment	$135.1	$146.4	$405.7	$391.1
Percentage of segment revenues	27.0%	27.6%	28.5%	30.4%
Storage Systems segment	$34.5	$35.9	$103.7	$97.0
Percentage of segment revenues	16.1%	18.2%	16.1%	16.9%

Consolidated	$169.6	$182.3	$509.4	$488.1

Percentage of total revenues	23.7%	25.1%	24.6%	26.2%
Three months ended September 28, 2008 compared to the three months ended September 30, 2007:
     Consolidated R&D expenses decreased $12.7 million or 7.0% for the three months ended September 28, 2008 as compared to the three months ended September 30, 2007.
Semiconductor Segment:
     R&D expenses for the Semiconductor segment decreased $11.3 million or 7.7% for the third quarter of 2008 as compared to the third quarter of 2007 and as a percentage of segment revenues decreased to 27.0% for the third quarter of 2008 from 27.6% for the third quarter of 2007. These decreases were primarily attributable to decreased expenditures resulting from the sale of the Mobility Products Group and headcount reductions from our restructuring actions and, to a lesser extent, decreased spending related to third party design tools and materials used in the design of custom silicon and standard products.
Storage Systems Segment:
     R&D expenses for the Storage Systems segment decreased $1.4 million or 3.9% for the third quarter of 2008 as compared to the third quarter of 2007. The decrease was primarily attributable to lower spending on various development projects. R&D expenses as a percentage of segment revenues decreased to 16.1% for the third quarter of 2008 from 18.2% for the third quarter of 2007. The decrease was primarily attributable to an increase in revenues in the third quarter of 2008 compared to the third quarter of 2007.
Nine months ended September 28, 2008 compared to the nine months ended September 30, 2007:
     Consolidated R&D expenses increased $21.3 million or 4.4% for the nine months ended September 28, 2008 as compared to the nine months ended September 30, 2007.

Semiconductor Segment:
     R&D expenses for the Semiconductor segment increased $14.6 million or 3.7% for the nine months ended September 28, 2008 as compared to the nine months ended September 30, 2007. The increase was primarily attributable to the acquisition of Agere, partially offset by reduced expenditures from the sale of the Mobility and Consumer Product groups, headcount reductions from our restructuring actions and decreased spending related to third party design tools and materials. R&D expenses as a percentage of segment revenues decreased to 28.5% for the nine months ended September 28, 2008 from 30.4% for the nine months ended September 30, 2007. The decrease was primarily the result of higher revenues for the nine months ended September 28, 2008 as compared to the nine months ended September 30, 2007.
Storage Systems Segment:
     R&D expenses for the Storage Systems segment increased $6.7 million or 6.9% for the nine months ended September 28, 2008 as compared to the nine months ended September 30, 2007. The increase was attributable to increased compensation related expenditures as well as increased material spending and depreciation expenses associated with equipment spending for R&D projects associated with new product development. R&D expenses as a percentage of segment revenues was 16.1% for the nine months ended September 28, 2008 and 16.9% for the nine months ended September 30, 2007.
Selling, General and Administrative
     The following table summarizes our selling, general and administrative, or SG&A, expenses by segment for the three and nine months ended September 28, 2008 and September 30, 2007:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(Dollars in millions)
Semiconductor segment	$70.8	$75.9	$212.4	$193.4
Percentage of segment revenues	14.1%	14.3%	14.9%	15.0%
Storage Systems segment	$32.9	$28.6	$94.9	$87.5
Percentage of segment revenues	15.4%	14.5%	14.7%	15.2%

Consolidated	$103.7	$104.5	$307.3	$280.9

Percentage of total revenues	14.5%	14.4%	14.9%	15.1%
Three months ended September 28, 2008 compared to the three months ended September 30, 2007:
     Consolidated SG&A expenses decreased $0.8 million or 0.8% for the three months ended September 28, 2008 compared to the three months ended September 30, 2007.
Semiconductor Segment:
     SG&A expenses for the Semiconductor segment decreased $5.1 million or 6.7% for the third quarter of 2008 as compared to the third quarter of 2007 and as a percentage of segment revenues decreased to 14.1% for the third quarter of 2008 from 14.3% for the third quarter of 2007. These decreases were primarily attributable to reduced expenditures resulting from the sale of the Mobility Products Group and reduced labor costs from headcount reductions associated with our restructuring actions.
Storage Systems Segment:
     SG&A expenses for the Storage Systems segment increased $4.3 million or 15.0% for the third quarter of 2008 as compared to the third quarter of 2007 and as a percentage of segment revenues increased to 15.4% for the third quarter of 2008 from 14.5% for the third quarter of 2007. These increases were primarily attributable to an increase in labor costs associated with growth in sales and marketing headcount, an increase in sales incentives and increased marketing expenses to support higher revenues during the third quarter of 2008 as compared to the same quarter of 2007.
Nine months ended September 28, 2008 compared to the nine months ended September 30, 2007:
     Consolidated SG&A expenses increased $26.4 million or 9.4% for the nine months ended September 28, 2008 as compared to the nine months ended September 30, 2007.

Semiconductor Segment:
     SG&A expenses for the Semiconductor segment increased $19.0 million or 9.8% for the nine months ended September 28, 2008 as compared to the nine months ended September 30, 2007. The increase was primarily attributable to the acquisition of Agere, partially offset by reduced expenses from the sale of the Mobility and Consumer Product groups as well as reduced labor costs from headcount reductions associated with our restructuring actions.
Storage Systems Segment:
     SG&A expenses for the Storage Systems segment increased $7.4 million or 8.5% for the nine months ended September 28, 2008 as compared to the nine months ended September 30, 2007. The increase was primarily attributable to an increase in labor costs associated with growth in sales and marketing headcount, an increase in sales incentives and increased marketing expenses to support higher revenues during the nine months ended September 28, 2008 compared to the same period in 2007. As a percentage of segment revenues, SG&A expenses declined to 14.7% for the nine months ended September 28, 2008 from 15.2% for the nine months ended September 30, 2007 as a result of higher revenues for the nine months ended September 28, 2008 than in the nine months ended September 30, 2007.
Restructuring of Operations and Other Items
     We recorded charges of $1.6 million and $26.9 million in restructuring of operations and other items, net, for the three and nine months ended September 28, 2008, respectively. We recorded charges of $101.2 million and $119.1 million in restructuring of operations and other items, net, for the three and nine months ended September 30, 2007, respectively.
     We recorded a charge of $1.7 million related to restructuring of operations for the three months ended September 28, 2008, which was recorded in the Semiconductor segment. We recorded a charge of $15.0 million related to restructuring of operations for the nine months ended September 28, 2008. Of this charge, $14.7 million and $0.3 million were recorded in the Semiconductor segment and the Storage Systems segment, respectively.
     As a result of the restructuring actions taken since the second quarter of 2007, we are realizing operating expense savings of approximately $59.1 million per quarter. We expect savings in cost of revenues to be fully offset by additional costs from purchasing services through contract manufacturers.
     See Note 3 to our consolidated financial statements in Item 1 for more information about the restructuring charges recorded during the third quarter of 2008.
     We recorded a net credit of $0.1 million and a charge of $11.9 million related to other items for the three months and nine months ended September 28, 2008, respectively. The majority of the charge resulted from the settlement of the Litton proceeding referred to in Note 13 to our consolidated financial statements in Item 1.
Interest Expense
     Interest expense remained flat at $9.0 million for the three months ended September 28, 2008 and September 30, 2007. Interest expense increased $4.9 million to $26.9 million for the nine months ended September 28, 2008 from $22.0 million for the nine months ended September 30, 2007 as a result of interest on convertible notes we guaranteed in connection with the Agere merger.
Interest Income and Other
     Interest income and other, net, was $8.0 million for the third quarter of 2008 as compared to $11.8 million for the third quarter of 2007. Interest income decreased to $10.4 million for the third quarter of 2008 from $13.3 million for the third quarter of 2007. The decrease in interest income was primarily attributable to lower interest rates during the third quarter of 2008 as compared to the third quarter of 2007. Other expenses, net, of $2.4 million for the third quarter of 2008 included $1.7 million of impairment charges related to certain marketable available for sale debt securities and other miscellaneous items. Other expenses, net, of $1.5 million for the third quarter of 2007 included a $2.3 million charge for points on foreign currency forward contracts, offset in part by other miscellaneous items.
     Interest income and other, net, was $30.9 million for the nine months ended September 28, 2008 as compared to $33.1 million for the nine months ended September 30, 2007. Interest income decreased to $35.3 million for the nine months ended September 28, 2008 from $41.2 million for the nine months ended September 30, 2007. The decrease in interest income was primarily due to lower interest rates during the nine months ended September 28, 2008 compared to the nine months ended September 30, 2007. Other expenses, net, of $4.4 million for the nine months ended September 28, 2008 were primarily from $4.5 million of impairment charges related to certain available-for-sale debt and equity securities, partially offset by other miscellaneous credits. Other expenses, net, of $8.1 million for the nine months ended September 30, 2007 included a $5.6 million charge for points on foreign currency forward contracts, a pre-tax loss of $2.4 million on the impairment of certain non-marketable equity securities and other miscellaneous items.
Provision for Income Taxes
     During the three and nine months ended September 28, 2008, we recorded an income tax provision of $10.2 million and $18.2 million, respectively. Under FASB interpretation No. 18, “Accounting for Income Taxes in Interim Periods, an interpretation of Accounting Principal Board Opinion No. 28,” we have excluded the income or loss from certain jurisdictions from the overall estimation of the annual rate due to the anticipated pretax losses in those jurisdictions for the years for which tax benefits are not realizable or cannot be recognized in the current year. The provision for income taxes for the three months ended September 28, 2008 reflects the release of a $4.5 million FIN 48 liability because a statute of limitations expired and an increase of $3.5 million as a result of re-measurement of uncertain tax positions taken in prior quarters, based on new information received in the third quarter of 2008.
     During the three and nine months ended September 30, 2007, we recorded an income tax provision of $3.2 million and $23.2 million, respectively. The provision for income taxes for the three months ended September 30, 2007 reflects a release of a $3.3 million reserve due to the expiration of the applicable period under a statute of limitations.
     Excluding certain foreign jurisdictions, management believes that the future benefit of deferred tax assets is not more likely than not to be realized.
FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
     Cash, cash equivalents and short-term investments decreased to $1,173.9 million as of September 28, 2008 from $1,397.6 million as of December 31, 2007. The decrease was mainly due to cash outflows for financing and investing activities as described below, partially offset by cash inflows from operating activities.
Working Capital
     Working capital decreased by $103.8 million to $1,326.3 million as of September 28, 2008 from $1,430.1 million as of December 31, 2007. The decrease was attributable to the following:
•	Cash, cash equivalents and short-term investments decreased by $223.7 million;

•	Inventories decreased by $30.9 million primarily as the result of a shift to progress billing for one of our customers and a reduction in buffer stocks established to facilitate our manufacturing transition to contract manufacturers;

•	Accrued salaries, wages and benefits increased by $22.3 million primarily attributable to the timing of payments;

•	Income taxes payable increased by $9.0 million as a result of an increase in the tax provision offset by tax payments; and

•	Accounts receivable decreased by $5.2 million as a result of lower revenues and higher days sales outstanding in the third quarter of 2008 compared to the fourth quarter of 2007.
     These decreases in working capital were offset, in part, by the following:
•	Accounts payable decreased by $92.0 million due to the timing of invoice receipt and payments;

•	Other accrued liabilities decreased by $68.5 million primarily as a result of utilization of restructuring reserves and pension contributions, partially offset by an increase in accrued interest on the convertible notes; and

•	Prepaid expenses and other current assets increased by $26.8 million primarily due to increases in other receivables and prepaid taxes offset by a decrease in assets held for sale.

Cash provided by operating activities
     During the nine months ended September 28, 2008, we generated $179.9 million of cash from operating activities compared to $184.7 million generated during the nine months ended September 30, 2007. Cash generated by operating activities for the nine months ended September 28, 2008 was the result of the following:
•	A net loss adjusted for non-cash transactions. The non-cash items and other non-operating adjustments are quantified in the Consolidated Statements of Cash Flows included in Item 1; and

•	A net decrease in assets and liabilities, including changes in working capital components from December 31, 2007 to September 28, 2008, as discussed above.
Cash and cash equivalents used in investing activities
     Cash and cash equivalents used in investing activities were $222.6 million for the nine months ended September 28, 2008, as compared to $755.9 million provided by investing activities for the nine months ended September 30, 2007. The primary investing activities for the nine months ended September 28, 2008 were:
•	Acquisition of businesses, net of cash acquired;

•	Purchases of property, equipment and software, net of sales;

•	Purchase of available for sale debt securities and equity securities, net of proceeds from maturities and sales;

•	An increase in a non-current deposit; and

•	Proceeds received from the resolution of a pre-acquisition income tax contingency.
     We expect capital expenditures to be approximately $60.0 million in 2008. In recent years, we have reduced our level of capital expenditures as a result of our focus on establishing strategic supplier alliances with foundry semiconductor manufacturers and with third-party assembly and test operations, which enables us to have access to advanced manufacturing capacity and reduce our capital spending requirements.
Cash and cash equivalents used in financing activities
     Cash and cash equivalents used in financing activities were $192.9 million for the nine months ended September 28, 2008, as compared to $520.1 million for the nine months ended September 30, 2007. The primary financing activities during the nine months ended September 28, 2008 were the purchase of common stock under our repurchase programs and the issuance of common stock under our employee stock plans.
     On August 20, 2007, we announced that our Board of Directors had authorized a stock repurchase program of up to $500.0 million worth of shares of our common stock. During the nine months ended September 28, 2008, we repurchased 44.6 million shares for $229.2 million in cash, effectively completing the authorization. The repurchased shares were retired immediately after the repurchases were completed. Retirement of the repurchased shares is recorded as a reduction of common stock and additional paid-in-capital.
     Cash, cash equivalents and short-term investments are our primary source of liquidity. We believe that our existing liquid resources and cash generated from operations will be adequate to meet our operating and capital requirements and obligations for the foreseeable future. We may, however, seek additional equity or debt financing from time to time. We cannot be certain that additional financing, if needed, will be available on favorable terms. Moreover, any future equity or convertible debt financing may decrease the percentage of equity ownership of existing stockholders and may result in dilution, depending on the price at which the equity is sold or the debt is converted.

CONTRACTUAL OBLIGATIONS
     The following table summarizes our contractual obligations as of September 28, 2008:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
	(In millions)
Convertible Subordinated Notes	$—	$711.6	$—	$—	$711.6
Operating lease obligations	94.4	106.5	25.1	4.2	230.2
Purchase commitments	273.0	311.5	—	—	584.5
Pension and post-retirement contributions	28.5	*	*	*	28.5

Total	$395.9	$1,129.6	$25.1	$4.2	$1,554.8

*	We have pension plans covering substantially all former Agere U.S. employees, excluding management employees hired after June 30, 2003. We also have pension plans covering certain international employees. Although additional future contributions will be required, the amount and timing of these contributions will be impacted by actuarial assumptions, the actual rate of return on plan assets, the level of market interest rates, and the amount of voluntary contributions to the plans. If current macroeconomic conditions continue, the additional contributions in the years 2009 and 2010 would likely be higher than 2008.
Convertible Subordinated Notes
     As of September 28, 2008, we had outstanding $350.0 million of 4% Convertible Subordinated Notes due May 15, 2010. Interest on these notes is payable semiannually on May 15 and November 15 of each year. These convertible notes are subordinated to all existing and future senior debt and are convertible at the holder’s option into shares of our common stock at a conversion price of approximately $13.42 per share at any time prior to maturity. We cannot elect to redeem these notes prior to maturity. Each holder of these notes has the right to cause us to repurchase all of such holder’s convertible notes at a price equal to 100% of their principal amount plus any accrued interest upon the occurrence of any fundamental change, which includes a transaction or an event such as an exchange offer, liquidation, a tender offer, consolidation, certain mergers or combinations. The merger with Agere did not trigger this right.
     As part of the merger with Agere, we guaranteed Agere’s 6.5% Convertible Subordinated Notes due December 15, 2009. As of September 28, 2008, we had outstanding $361.6 million of these notes. Interest on these notes is payable semiannually on June 15 and December 15 of each year. These convertible notes are unsecured and subordinated obligations and are subordinated in right of payment to all of Agere’s existing and future senior debt. These notes are convertible at the holder’s option into shares of our common stock at a conversion price of $15.3125 per share, subject to adjustment in certain events, at any time prior to maturity, unless previously redeemed or repurchased. We may redeem these notes in whole or in part at any time. We may be required to repurchase these notes at a price equal to 100% of their principal amount plus any accrued and unpaid interest if our stock is no longer approved for public trading, if our stockholders approve liquidation or if a specified change in control occurs. Subsequent to the third quarter of 2008, we repurchased $118.6 million principal amount of these notes for $116.6 million.
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
FIN 48 Tax Liabilities
     As of September 28, 2008, the amount of the unrecognized tax benefits determined under FIN 48 was $228.8 million, of which none is expected to be paid within one year. This is a net increase of $21.4 million in unrecognized tax benefits from the previous quarter. Increases and decreases were made to unrecognized tax benefits as a result of tax positions taken during a prior period. In the third quarter of 2008, based on new information received, certain unrecognized tax benefits taken in prior quarters were re-measured. Other decreases were made to unrecognized tax benefits as a result of a lapse of the statute of limitations in a tax jurisdiction.
     We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. However, it is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of various statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, we estimate that our unrecognized tax benefits, plus accrued interest and penalties, could decrease by an amount in the range of $0 to $32.6 million. A majority of this would affect our effective tax rate.
Standby Letters of Credit
     As of September 28, 2008 and December 31, 2007, we had outstanding obligations relating to standby letters of credit of $21.5 million and $11.1 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, claims from litigations and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amount and they generally have one-year terms.
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
RECENT ACCOUNTING PRONOUNCEMENTS
     The information contained in Note 1 to our consolidated financial statements in Item 1 under the heading “Recent Accounting Pronouncements” is hereby incorporated by reference into this Item 2.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The following information is in addition to the information contained in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007 and is included as a result of current macroeconomic conditions:
Credit and Market Liquidity Risks
     As of September 28, 2008, we had investments in money market mutual funds of $649 million and available-for-sale debt securities of $401 million. These securities are classified as available-for-sale under the guidance of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and accordingly are recorded at fair market value in cash and cash equivalents or short-term investments with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of applicable taxes.
     These investments expose us to credit risk, or the risk of loss should the issuer of the debt securities held in our portfolio or by the money market mutual funds we invest in be unable to meet their financial obligations under those securities. Our available-for-sale debt securities at September 28, 2008 included $207 million of asset-backed and mortgage-backed securities of which $158 million are issued by agencies of the U.S. government. We diversify our investments to reduce the exposure to loss from any single issuer, sector, bank or mutual fund.
     We are also exposed to market liquidity risk. This is the risk that the demand for securities in the market becomes significantly lower than normal or ceases to exist. The U.S. government has recently instituted several programs to restore market liquidity such as money market guarantees, The Commercial Paper Funding Facility, and the Troubled Asset Relief Program. However, access to our funds could be limited in some cases and some money market funds could limit redemptions for a period of time. The impact of market liquidity risk on our investments is that we may be unable to sell our investments in a timely manner should we need to, or if we are able to sell them, the sale price of the investments may be lower than we expect.
     Credit and market liquidity risks could impact our results of operations to the extent we incur a loss or if management determines that changes in prices of available-for-sale debt securities are other than temporary.
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
CHANGES IN INTERNAL CONTROL
     During the quarter ended September 28, 2008, we did not make any changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     This information is included under the caption “Legal Matters” in Note 13 to our consolidated financial statements in Item 1 of Part I.
Item 1A. Risk Factors
     Set forth below are risks and uncertainties, which are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2007, that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements in this report and other public statements we make:
•	We depend on a small number of customers. The loss of, or a significant reduction in revenue from, any of these customers would harm our results of operations.

•	If we fail to keep pace with technological advances, or if we pursue technologies that do not become commercially accepted, customers may not buy our products and our results of operations may be harmed.

•	We operate in intensely competitive markets, and our failure to compete effectively would harm our results of operations.

•	We may fail to realize benefits expected from our merger with Agere Systems, which could harm our stock price.

•	Customer orders and ordering patterns can change quickly, making it difficult for us to predict our revenues and making it possible that our actual revenues may vary materially from our expectations, which could harm our results of operations and stock price.

•	We depend increasingly on outside suppliers to manufacture, assemble, package and test our products; accordingly, any failure to transition successfully our manufacturing, assembly, packaging and test operations to suppliers, to secure and maintain sufficient manufacturing capacity or to maintain the quality of our products could harm our business and results of operations.

•	Failure to qualify our semiconductor products or our suppliers’ manufacturing lines with key customers could harm our business and results of operations.

•	Any defects in our products could harm our reputation, customer relationships and results of operations.

•	As part of our integration efforts with Agere, we intend to transition Agere’s operation to our enterprise resource planning system. Any issues that may arise with this transition could interfere with our business and harm our operating results or our ability to produce accurate and timely financial statements.

•	We may be subject to intellectual property infringement claims and litigation, which could cause us to incur significant expenses or prevent us from selling our products.

•	If we are unable to protect or assert our intellectual property rights, our business and results of operations may be harmed.

•	A decline in the revenue that we derive from the licensing of intellectual property could have a significant impact on our net income.

•	We are exposed to legal, business, political and economic risks associated with our international operations.

•	We use indirect channels of product distribution over which we have limited control.

•	Our failure to attract, retain and motivate key employees could harm our business.

•	We may engage in acquisitions and strategic alliances, which may not be successful and could harm our business and operating results.

•	The semiconductor industry is highly cyclical, which may cause our operating results to fluctuate.

•	Our operations and our suppliers’ operations are subject to natural disasters and other events outside of our control that may disrupt our business and harm our operating results.

•	We are subject to various environmental laws and regulations that could impose substantial costs on us and may harm our business.

•	Our stockholder rights plan and Delaware law contain provisions that may inhibit potential acquisition bids, which may harm our stock price, discourage merger offers or prevent changes in our management.

•	Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s attention and resources.

•	A prolonged economic downturn could have a material negative impact on our results of operations or financial condition.

Recently, we have seen reports of significant declines in economic activity and reduced availability of credit in the United States and other countries around the world. We have also seen significant declines in prices of securities generally in equity and debt markets. If these declines persist, they could negatively affect our business in several ways, in addition to resulting in lower demand for our products.

We have defined benefit pension plans under which we are obligated to make future payments to participants. We have set aside funds to meet our anticipated obligations under these plans. These funds are invested in equity and fixed income securities. Recently, market prices of these types of securities have declined significantly. Under U.S. law, if the value of our assets falls below a specified percentage of the present value of our anticipated benefit obligation, we will be required to contribute additional funds to the plans. The value of any required contributions will depend on a number of factors, including the level of funding when a valuation is completed, changes in laws and changes in assumptions, including interest rates, used in calculating the anticipated benefit obligation. If current conditions continue until we perform our next valuation, it is likely that we will be required to make contributions to our pension plans in 2009 that exceed the amounts we will contribute in 2008.

In addition, at September 30, 2008, we had $537.5 million of goodwill. We test our goodwill annually for impairment in the fourth quarter of our fiscal year. During the year ended December 31, 2007, we determined that based on then current market conditions in the semiconductor industry, the carrying amount of our goodwill was no longer recoverable, and recorded an impairment charge of $2,019.9 million. If current market conditions worsen, it is possible that we could recognize an additional goodwill impairment.

Our foundry partners often require significant amounts of financing in order to build wafer fabrication facilities. If they are unable to obtain financing and anticipated capacity is not completed, we may experience a shortage of capacity, which could increase our costs or reduce our ability to meet customer demand.
Item 6. Exhibits
     See the Exhibit Index, which follows the signature page to this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSI CORPORATION (Registrant)
Date: November 7, 2008	By	/s/ Bryon Look
Bryon Look
Executive Vice President & Chief Financial Officer

EXHIBIT INDEX

3.1	By-laws (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed August 25, 2008)

10.1	Extension of International Assignment Agreement with Andrew Micallef (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed August 25, 2008)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350