Form 10-K
period 2008-12-31
LSI CORP
filed 2009-03-02
CIK 703360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 29, 2008 was approximately $4.1 billion, based on the reported last sale price on the New York Stock Exchange of such equity on the last business day of the fiscal quarter ending on such date.

As of February 20, 2009, 648,135,650 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report is incorporated by reference from the registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2009 annual meeting of stockholders.

LSI Corporation
Form 10-K
For the Year Ended December 31, 2008

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

General

We design, develop and market complex, high-performance semiconductors and storage systems. We provide silicon-to-system solutions that are used at the core of products that create, store, consume and transport digital information. We offer a broad portfolio of capabilities including custom and standard product integrated circuits used in hard disk drives, high-speed communications systems, computer servers, storage systems and personal computers. We also offer external storage systems and host bus adapter boards and software applications for attaching storage devices to computer servers and for storage area networks.

Integrated circuits, also called semiconductors or chips, are made using semiconductor wafers imprinted with a network of electronic components. They are designed to perform various functions such as processing electronic signals, controlling electronic system functions and processing and storing data.

Our business is currently focused on providing integrated circuits for storage and networking applications and on providing storage systems and related boards and software. Since the beginning of 2007, we have completed the following actions as part of our efforts to focus on those areas:

•	On March 13, 2007, we completed the acquisition of SiliconStor, Inc., a provider of semiconductor solutions for enterprise storage networks. SiliconStor’s products support the serial attached-SCSI, or SAS, and serial advanced technology attachment, or SATA, standards for connecting hard disks to computers and enabled our Storage semiconductor business to offer a more complete line of products.

•	On April 2, 2007, we acquired Agere Systems Inc., a provider of integrated circuit solutions for a variety of communications and computing applications. Agere’s customers included manufacturers of hard disk drives, mobile phones, advanced communications and networking equipment and personal computers. Agere also generated revenues from the licensing of intellectual property. We believe that the Agere acquisition allowed our Storage semiconductor business to offer a broader product line and gave it additional resources, enabling it to be a stronger competitor. The acquisition also resulted in the addition of new products and resources for our Networking semiconductor business. Agere’s intellectual property licensing capabilities also offered us the ability to generate more revenue from our pre-existing patents than we had generated as a stand-alone company. Following the Agere acquisition, we discontinued a number of development projects and have been reducing headcount in areas with overlap in order to achieve significant cost synergies from the acquisition.

•	Because our Consumer business, which provided semiconductors for consumer products such as DVD recorders, no longer had the scale necessary to be a strong competitor, we sold that business to Magnum Semiconductor, Inc., completing the sale on July 27, 2007.

•	We saw risk in Agere’s Mobility business, which principally provided integrated circuits for mobile phones, because of the transition from one generation of technology, 2G products based on the Global Systems for Mobile Communications, or GSM, standard, to the next, 3G products based on the wideband Code Division Multiple Access, or W-CDMA, standard, and because of its limited customer base. We chose to sell that business, completing the sale to Infineon Technologies AG on October 24, 2007.

•	Between mid-2007 and mid-2008, we exited our semiconductor and storage systems assembly and test operations and transitioned those activities to third party contract manufacturers. We did this so that we can focus our resources and attention on our efforts to design leading-edge semiconductor and storage solutions, so that we will have a more variable cost structure and so that we will avoid the capital expenses needed for facility upgrades. We sold our semiconductor assembly and test facility in Thailand and discontinued operations at our Singapore semiconductor assembly and test facility and our Wichita, Kansas storage systems assembly and test facility.

•	On October 3, 2007, we acquired Tarari, Inc., a maker of silicon and software that provided content and application awareness in packet and message processing, enabling advanced security and network control for service provider and enterprise networks. We believe these capabilities will become increasingly important as network operators seek additional billing and security capabilities.

•	On April 25, 2008, we acquired the assets of Infineon’s hard disk drive semiconductor business to enhance our competitive position in desktop and enterprise hard disk drives.

We operate in two segments — the Semiconductor segment and the Storage Systems segment. We market our products primarily to original equipment manufacturers, or OEMs, that sell products to our target end customers. In 2008, the Semiconductor segment accounted for approximately 67.1% of our revenue and the Storage Systems segment accounted for approximately 32.9% of our revenue. You can find additional financial information about our segments and geographic financial information in Note 9 to our financial statements in Item 8. See Item 1A — “Risk Factors” for information about risks we face as a result of our operations outside the United States.

Our Semiconductor segment designs, develops and markets highly complex integrated circuits for storage and networking applications. These solutions include both custom solutions and standard products. Custom solutions are designed for a specific application defined by the customer. Standard products are developed for market applications that we define and are sold to multiple customers. Our Storage Systems segment designs and sells enterprise storage systems. Our high-performance, highly scalable open storage systems and storage solutions are distributed through OEMs. The Storage Systems segment also offers host bus adapters; redundant array of independent disks, or RAID, adapters; software and related products and services.

Shortly after the Agere acquisition, we changed our name to LSI Corporation from LSI Logic Corporation. LSI Logic Corporation was incorporated in California on November 6, 1980, and was reincorporated in Delaware on June 11, 1987.

We maintain an Internet website at www.lsi.com. We make available free of charge on our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. You can read any materials that we file with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at (800) 732-0330. Information on our website is not incorporated by reference into this report.

Products

SEMICONDUCTOR SEGMENT

Storage Products

Hard Disk and Tape Drive Electronics.  We sell integrated circuits for hard disk and tape drive solutions, which are used to store and retrieve data in personal computers, corporate network servers, archive/back-up devices and consumer electronics products such as digital video recorders, game consoles and digital media players. A disk drive contains physical media, one or more “platters” that store data, a motor that spins the media, drive heads that read data from and write data to the media and electronics that process the data and control the disk drive. Tape drives store data on magnetic tape and provide a high capacity, cost effective tiered data storage back-up solution. In 2008, we began developing integrated circuits for use in solid state storage devices, which store data in flash memory instead of on a hard disk.

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

Read channels convert analog signals that are generated by reading the stored data on the physical media into digital signals. Analog refers to a transmission technique employing a continuous signal that varies in amplitude, frequency or phase of the transmission. Digital refers to a method of transmitting, storing and processing data that uses distinct electronic or optical pulses to represent the binary digits 0 and 1. We also sell pre-amplifiers, or preamps, which are used to amplify the initial signal to and from the drive disk heads so the signal can be processed by the read channel. We provide similar technology for tape drives. Our hard disk controllers are used to control signal processing and communications functions within the disk drive.

Storage Interface Products.  We also offer solutions that make possible data transmission between a host computer and storage peripheral devices such as magnetic and optical disk drives and disk and tape-based storage systems. These products include:

•	Storage Standard Products. Our product line includes SAS, SATA and RAID-On-Chip, or RoC, integrated circuits combined with our Fusion-MPTTM firmware and drivers to form intelligent storage interface solutions primarily for server and storage system motherboard applications. Additionally, our product line includes SCSI, SAS and SATA bus expander integrated circuits, Fibre Channel integrated circuits, SAS switches, and disk drive bridging or interposer circuits used primarily in storage systems. We sell our integrated circuit solutions both in an integrated circuit plus software form or as a complete solution including the host bus adapter board itself.

•	Storage Custom Solutions. We also offer custom solutions to customers who develop Fibre Channel and Fibre Channel over Ethernet storage area network, or SAN, switches and host bus adapters, storage systems, hard disk drives and tape peripherals. By leveraging our extensive experience in providing solutions for these applications, we have developed a full portfolio of high-speed interface intellectual property that is combined with our customers’ intellectual property to form custom solutions that provide a connection to the network, the SAN, memory systems and host buses. Using these pre-verified interfaces, our customers can reduce development risk and achieve quicker time to market. Our intellectual property offerings include high performance SerDes cores supporting Fibre Channel, SAS, SATA, 10-Gigabit Ethernet, Gigabit Ethernet, Infiniband, SAS, Serial RapidIO and PCI-Express industry standards and a family of high-performance Fibre Channel, Ethernet, RapidIO, PCI-E, SAS and SATA protocol controllers.

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

Our networking portfolio includes solutions for carrier-managed gateways that would be used in residential, small office, home office and small-to-medium business applications. The portfolio also includes solutions for multi-service wired and wireless access systems found in carrier networks. Multi-service systems can handle traffic such as data and video in addition to voice. Our networking solutions include chips such as our network processors, digital signal processors, content-inspection processors, traffic shaping devices and physical layer devices as well as software, evaluation systems and reference designs. Our development efforts are focused on multicore processor SoCs to deliver solutions for wireline and wireless access, media gateway, service provider and enterprise networks.

Network Processors

Network processors are typically used in switching and routing systems to classify, prioritize and forward packets as they move through a carrier’s network. We offer network processors with the ability to handle a range of data throughputs, from 200 megabits per second up to 6 gigabits per second. Megabits and gigabits are units of measurement for data. A megabit is equal to approximately one million bits and a gigabit is equal to approximately 1,000 megabits. For example, our APP2200 family provides a lower cost solution intended for systems located between the customer’s premises and the carrier’s local central office, where data throughput demands are lower, but the need to prioritize the packets is still critical for all services to be delivered successfully. Our APP650 is a higher throughput solution designed for use in systems that are closer to the core of a carrier’s IP network, where data throughput demands are higher.

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

Content Inspection Processors

We offer a family of content-inspection processors, which are available as integrated circuits, boards and software acceleration components designed for network equipment, appliance and server vendors. Our Tarari® content inspection processors perform deep packet inspection at wire speeds, ranging from 100 megabits per second to over 10 gigabits per second. These products offload and accelerate applications such as anti-virus, anti-spam, intrusion prevention/detection systems, compliance, content-based routing and XML processing.

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

Other Networking Products

We also sell integrated circuits that are custom developed for our customers. These integrated circuits incorporate our intellectual property or combine our intellectual property with the intellectual property of our customers or other third parties to create a customized solution for these customers. For some customers, we design and manufacture the integrated circuit while the key intellectual property belongs solely to our customers.

We believe that our systems-level knowledge and integrated circuit design methodologies allow us to turn our customers’ design concepts into systems solutions quickly and effectively. Our intellectual property gives our customers the flexibility to customize their products to meet their individual cost and performance objectives.

STORAGE SYSTEMS SEGMENT

We offer a broad line of open, modular storage products comprised of complete systems and sub-assemblies configured from modular components, such as our storage controller modules, disk drive enclosure modules, related management software and advanced data protection software for creating local and remote copies of critical data. The modularity of our products provides our original equipment manufacturer, or OEM, customers with the flexibility to integrate our sub-assemblies with third-party components, such as disk drives, or software to form their own storage system products. Our modular product approach allows OEM customers to create highly customized storage systems that can then be integrated with value-added software and services and delivered as a complete, differentiated data storage solution to enterprises.

We design and develop storage systems, sub-assemblies and storage management software that operate within all major open operating systems, including Windows, UNIX and UNIX variants and Linux environments. We test and certify our products, both independently and jointly with our customers, with those of other hardware, networking and storage software vendors to ensure a high level of interoperability and performance. Our products are targeted at a wide variety of data storage applications, including Internet-based applications such as online transaction processing and e-commerce, data warehousing, video editing and post-production and high-performance computing.

We offer entry level and mid-range storage systems. In 2008, we introduced a new mid-range storage system platform, the Engenio 7900, which delivers enhanced performance, reliability and scalability. We also recently introduced our LSI StoreAgeTM SVM suite of hardware and software products that provide virtual storage capabilities in a heterogeneous storage environment enabling customers to achieve better utilization of SAN assets.

In addition, we offer a wide spectrum of direct-attach redundant array of independent disks, or RAID, solutions as part of our MegaRAID® product family. Our MegaRAID products include single-chip RAID-on-motherboard solutions, a broad family of PCI-X and PCI Express RAID controller boards featuring SATA and SAS interfaces, and our software-based RAID products for entry level RAID data protection. All of these solutions utilize MegaRAID’s fully featured RAID software and management utilities for robust storage configuration and deployment.

Marketing and Distribution

Semiconductor Marketing and Distribution

The semiconductor industry is highly competitive and is characterized by rapidly changing technology, short product cycles and emerging standards. Our marketing strategy requires that we forecast trends in the evolution of products and technology. We must then act upon this knowledge in a timely manner to develop competitively priced products offering superior performance or integration. As part of this strategy, we are actively involved in the formulation and adoption of critical industry standards that influence the design specifications of our products.

Our semiconductor products and design services are sold primarily through our network of direct sales and marketing and field engineering offices located in North America, Europe, Japan and elsewhere in Asia. We also work with independent component and commercial distributors and manufacturers’ representatives or other channel partners in North America, Europe, Japan and elsewhere in Asia. Some of our distributors possess engineering capabilities, and design and purchase both custom solutions and standard products from us for resale to their customers. Other distributors focus solely on the sale of standard products.

Storage Systems Marketing and Distribution

We sell our storage systems products and MegaRAID products to our OEM customers who sell them worldwide under their own brand identities using their sales and distribution channels. We also distribute our MegaRAID products through a network of resellers and distributors, who resell the products to end users with additional hardware, software and services, or on a standalone basis for use with existing equipment.

The products sold by our OEM partners may be integrated by the OEM with value-added services, hardware and software and delivered as differentiated complete storage solutions to enterprises. We work closely with our OEM customers and tailor these relationships to meet the diverse needs and requirements of end customers worldwide. We also provide our OEM partners with training services to enhance their abilities to sell and support our products. After receiving our training services, most of our OEM partners independently market, sell and support our products, requiring limited ongoing product support from us. We assist some of our OEM partners further by providing additional resources such as tailored, account-specific education, training, technical support and sales and marketing assistance, allowing these partners to leverage our storage products and industry expertise. By selling products through our OEM customers and leveraging their brand marketing and worldwide sales channels, we are able to address more markets, reach a greater number of enterprises, and achieve better leverage of our sales and marketing expenditures.

Our marketing efforts support our OEM customers, as well as distributors and reseller channels, with programs targeted at developing differentiated go-to-market strategies and increasing sales effectiveness. Depending on the nature of our channel customer engagement, our marketing teams offer various levels of assistance in assessing and analyzing the competitive landscape, defining product strategy and roadmaps, developing product positioning and pricing, creating product launch support materials and assisting in closing the sales process. These marketing teams carefully coordinate joint product development and marketing efforts between our customers and us to ensure that we address and effectively target enterprise requirements. We maintain sales and marketing organizations in the United States and internationally in China, France, Germany, Italy, Japan, Singapore, Sweden and the United Kingdom.

Customers

In 2008, Seagate Technology accounted for approximately 17% and International Business Machines Corporation accounted for approximately 16% of our total revenues. No other customer accounted for more than 10% of our total revenues in 2008. We currently have a highly concentrated customer base as a result of our strategy to focus our marketing and sales efforts on select, large-volume customers. Our top 10 end customers in 2008, based on revenue, accounted for approximately 60.7% of our revenue. The loss of any of our significant customers, any substantial decline in sales to these customers, or any significant change in the timing or volume of purchases by our customers could result in lower revenues and could harm our business, financial condition or results of operations.

Manufacturing

Semiconductor Manufacturing

The semiconductor manufacturing process begins with wafer fabrication, where a design is transferred to silicon wafers through a series of processes, including photolithography, ion implantation, deposition of numerous films and the etching of these various films and layers. Each circuit on the wafer is tested in the wafer sort operation. The good circuits are identified and the wafer is then separated into individual die. Each good die is then assembled into a package that encapsulates the integrated circuit for protection and allows for electrical connection to a printed circuit board. The final step in the manufacturing process is final test, where the finished devices undergo stringent and comprehensive testing.

Wafer fabrication is very complex and costly, and the industry trend has been towards outsourcing all or a portion of this operation to silicon foundries located throughout the world. Our wafer fabrication is performed by third-party foundries, including Taiwan Semiconductor Manufacturing Corporation, our primary foundry partner, and other foundries such as IBM and Silicon Manufacturing Partners, a joint venture owned by Chartered Semiconductor and LSI.

We also use third-party suppliers, including STATS ChipPAC and Amkor Technology, to perform final assembly and test operations for us.

We believe that using third-party manufacturing services allows us to focus on product development and increases our operational flexibility, by improving our ability to adjust manufacturing capacity in response to customer demand and to introduce new products rapidly. It also reduces our capital requirements as we do not need to spend large amounts to build and upgrade manufacturing facilities, particularly in the area of wafer fabrication, where facilities must be upgraded periodically and each upgrade tends to cost significantly more than the preceding upgrade.

Storage Systems Manufacturing

We use third-party suppliers for standard components, such as disk drives and standard computer processors, which are designed and incorporated into our products. Additionally, we outsource the manufacturing of our product components, such as printed circuit boards, chassis assemblies and enclosures, in order to take advantage of scale, quality and cost benefits afforded by using third-party manufacturing services. We also use third-party suppliers to assemble and test our storage systems products. In 2008, we discontinued assembly and test operations for storage systems and sub-assemblies at our manufacturing facility in Wichita, Kansas, and transitioned the work performed there to third-party suppliers.

The assembly of our storage system products involves integrating components and manufactured sub-assemblies into final products, which are configured and rigorously tested before being delivered to our customers. The highly modularized nature of our storage system products allows for flexible assembly and delivery models, which include build-to-order, configure-to-order, direct shipment, bulk shipment and local fulfillment services. We have implemented these models in an effort to reduce requisite lead times for delivery of our products and to enable channel customers to select from among multiple manufacturing and delivery alternatives, the methods that best complement their operations.

Our host bus adapter board products incorporate a variety of standard industry components and LSI designed components, mounted on printed circuit board assemblies. The manufacturing, assembly and test operations of LSI’s host bus adapter boards are all fully outsourced to third-party suppliers to take advantage of the scale, quality and cost benefits that such manufacturing models provide. The host bus adapter boards are produced in configurations ranging from bulk packaging of high volume units sold to the major server and workstation OEMs, to low volume products for indirect channels featuring retail packaging with software media, documentation and interconnect cables. LSI’s host bus adapter boards are shipped from our third-party suppliers to our worldwide inventory hubs, directly to OEM factories, or to distributors who supply them to a variety of indirect channels in the market.

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

Storage Systems Backlog

Due to the nature of our business, we generally have relatively low levels of backlog in the Storage Systems segment and our quarterly revenues depend largely on orders booked and shipped within the same quarter. Consequently, we believe that backlog is not a good indicator of future sales. Because lead times for delivery of our products are relatively short, we must build products in advance of orders. This subjects us to certain risks, most notably the possibility that expected sales will not materialize, leading to excess inventory, which we may be unable to sell to our customers.

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

While we believe we are competitive on the basis of all the factors listed above, we believe some of our competitors compete more favorably on the basis of price and on delivering products to market more quickly. However, we feel we are particularly strong in offering integrated solutions, broad product lines, customer support and logistics and planning systems. In addition, existing suppliers tend to have an advantage when competing for designs, which can make it difficult for us to win designs at new customers, even if we compete favorably on the factors identified above.

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

Storage Systems Competitors

The market for our storage system products is highly competitive, rapidly evolving and subject to changing technology, customer needs and new product introductions. We compete with products from storage system and component providers such as Adaptec, Inc., AMCC-3ware, Dot Hill Systems Corporation, Infortrend Technology Inc., XIOtech Corporation, and Xyratex Group Limited. We also compete with the internal storage divisions of existing and potential OEM customers, with large well-capitalized storage system companies such as EMC Corporation, Hitachi Data Systems and Network Appliance, Inc. and with newer competitors such as 3Par Inc., Compellent Technologies Inc. and ISILON Systems Inc.

The principal competitive factors for storage system products include:

•	features and functionality;

•	product performance and price;

•	reliability, scalability and data availability;

•	interoperability with other server, storage networking and storage system platforms;

•	interoperability with industry applications, including database, email and internet content delivery systems;

•	support for emerging industry and customer standards;

•	levels of training, marketing and customer support;

•	level of easily customizable features;

•	quality and availability of supporting software;

•	quality of system integration; and

•	technical services and support.

Our ability to remain competitive will depend largely upon our ongoing performance in the areas of product development and customer support. To be successful in the future, we believe that we must respond promptly and effectively to the challenges of technological change and our competitors’ innovations by continually innovating and enhancing our product offerings. We must also continue to aggressively recruit and retain employees highly qualified and technically experienced in hardware and software development in order to achieve and maintain industry leadership in product development and support.

Patents, Trademarks and Licenses

We own or have rights to a number of patents, trademarks, copyrights, trade secrets and other intellectual property directly related to and important to our business. As of December 31, 2008, we had approximately 11,000 U.S. patents and patent applications and a number of related foreign patents and patent applications. These patents include patents related to the following technologies:

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

We have patents of all ages ranging from pending applications, which, if awarded, will have a duration of 20 years from their filing dates, through patents soon to expire.

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

Companies in the technology industry are often subject to claims of intellectual property infringement. You can find information about the impact of these types of claims in Item 1A — “Risk Factors.” You can also find information about several legal proceedings against us that involve intellectual property claims in Note 15 to our financial statements in Item 8.

Research and Development

Our industry experiences rapid change and we must continually develop new products to remain competitive. Our research and development expenditures were $673 million, $655 million and $413 million for fiscal 2008, 2007 and 2006, respectively. Our research and development expenditures increased significantly in 2007 as a result of the Agere Systems acquisition. We anticipate that we will continue to make significant research and development expenditures to maintain our competitive position with a continuing flow of innovative products and technology.

Working Capital

Information about our working capital practices is included in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the heading “Financial Condition, Capital Resources and Liquidity” and is incorporated herein by reference.

Environmental Regulation

Federal, state and local regulations, in addition to those of other nations, impose various environmental controls on certain chemicals and restricted substances used in semiconductor and storage products and their processing. Our facilities have been designed to comply with these regulations through the implementation of environmental, health and safety management systems. We offer products that comply with the requirements of the European Union Restriction of Hazardous Substances Directive 2002/95/EC (RoHS Directive) that was implemented on July 1, 2006 and other international environmental regulations impacting electronic equipment and components. While to date we have not experienced any material adverse impact on our business from environmental regulations, such regulations might be adopted or amended so as to impose expensive obligations on us in the future. In addition, violations of environmental regulations including impermissible discharges or use of restricted substances could result in:

•	the need for additional capital improvements to comply with such regulations or to restrict discharges or use of restricted substances;

•	liability to our employees and/or third parties; and/or

•	business interruptions as a consequence of permit suspensions or revocations, the granting of injunctions requested by governmental agencies or private parties, or the unintentional presence of restricted substances in our products.

Employees

As of December 31, 2008, we had 5,488 full-time employees.

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

Set forth below are risks and uncertainties that, if they were to occur, could materially adversely affect our business or could cause our actual results to differ materially from the results contemplated by the forward-looking statements in this report and other public statements we make.

We depend on a small number of customers. The loss of, or a significant reduction in revenue from, any of these customers would harm our results of operations.

A limited number of customers accounts for a substantial portion of our revenues. In 2008, Seagate and IBM, our two largest customers, represented approximately 17% and 16%, respectively, of our total revenues, and our 10 largest customers accounted for approximately 60.7% of our revenue. If any of our key customers reduced significantly or canceled its orders, our business and operating results could be significantly harmed. Because many of our semiconductor products are designed for specific customers and have long product design and development cycles, it may be difficult for us to replace key customers that reduce or cancel their existing orders for these products.

In addition, if we fail to win new product designs from our major customers, our business and results of operations may be harmed. Further, if our major customers make significant changes in scheduled deliveries, or decide to pursue the internal development of the products we sell to them, our business and results of operations may be harmed.

If we fail to keep pace with technological advances, or if we pursue technologies that do not become commercially accepted, customers may not buy our products and our results of operations may be harmed.

Many of the industry segments in which we operate are characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements, short product cycles and evolving industry standards. We believe that our future success will depend, in part, on our ability to improve on existing technologies and to develop and implement new ones, as well as on our ability to adopt and implement emerging industry standards in a timely manner and to adapt products and processes to technological changes. If we fail to develop new and enhanced products and technologies, if we focus on technologies that do not become widely adopted, or if new technologies that we do not offer and that compete with our technologies become widely accepted, demand for our current and planned products may be reduced.

In addition, the emergence of markets for integrated circuits may be affected by factors beyond our control. For example, we design some products to conform to current specific industry standards. If a competitor offers a product based on a standard before we are able to do so, our customers may buy our competitor’s product rather than our product. Our customers may not adopt or continue to follow these standards, which would make our products less desirable to customers, and could negatively affect sales. Also, competing standards may emerge that are preferred by our customers, which could reduce sales and require us to make significant expenditures to develop new products. To the extent that we are not able to adapt effectively and expeditiously to new standards, our business may be harmed.

We operate in intensely competitive markets, and our failure to compete effectively would harm our results of operations.

We derive significant revenue from the sale of integrated circuits as well as storage systems. These industries are intensely competitive, and competition may increase as existing competitors enhance their product offerings and as new participants enter the market. Our competitors include large domestic and foreign companies that have substantially greater financial, technical and management resources than us. Several major diversified electronics companies offer products that compete with our products. Other competitors are specialized, rapidly growing companies that sell products into the same markets that we target. Some of our customers may also design and manufacture products internally that compete with our products. We can not provide any assurances that the price and performance of our products will be superior relative to the products of our competitors or will be sufficient to obtain business.

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

We sell a significant amount of product pursuant to purchase orders that customers may cancel or defer on short notice without incurring a significant penalty. In addition, the period of time between order and product shipment can be very short. If customers reduce the rate at which they place new orders, whether because of changing market conditions for their products or other reasons, or if they cancel or defer previously placed orders, the impact on our revenue can occur quickly and could cause us to experience revenues that are lower than we may have indicated in any forecast of our future revenue that we may have made publicly. For example, as economic conditions deteriorated in the fourth quarter of 2008, our sales declined below the expectations we had publicly announced earlier that quarter because our customers’ orders declined to a level below that which we had anticipated. Reductions in new order rates as well as cancellations or deferrals of existing orders could also cause us to hold excess inventory, which could adversely affect our results of operations.

A prolonged economic downturn could have a material negative impact on our results of operations and financial condition.

In late 2008, the media reported significant declines in economic activity and reduced availability of credit in the United States and other countries around the world. Prices of equity securities generally also experienced declines. If these declines persist or get worse, they could negatively affect our business in several ways, in addition to resulting in lower demand for our products and causing potential disruptions at customers or suppliers that might encounter financial difficulties.

We have defined benefit pension plans under which we are obligated to make future payments to participants. We have set aside funds to meet our anticipated obligations under these plans. These funds are invested in equity and fixed income securities. Since mid-2008, market prices of these types of securities declined significantly. At December 31, 2008, our projected benefit obligations under our pension plans exceeded the value of the assets of those plans by approximately $450 million. U.S. law provides that we must make contributions to the pension plans in 2009 of at least $20 million. We may be required to make additional contributions to the plans in later years if the value of the plan assets does not increase, or continues to decrease, and these amounts could be significantly larger than the required contributions in 2009. We may also choose to make additional, voluntary contributions to the plans.

At December 31, 2008, we had contractual purchase commitments with suppliers, primarily for raw materials and manufacturing services and for some non-production items, of approximately $511 million. If our actual revenues in the future are lower than our current expectations, we may not meet all of our buying commitments. As a result, it is possible that we will have to make penalty-type payments under these contracts, even though we are not obtaining any products that we can sell.

During the year ended December 31, 2008, we recognized goodwill and intangible asset impairment charges of $541.6 million. If economic conditions worsen and our revenues decline below our recent forecasts, we may recognize additional impairment of our assets.

While we believe we currently have sufficient cash and short term investments to fund our operations for the near term, we may find it desirable to obtain additional debt or equity financing or seek to refinance our existing convertible notes in the event of a prolonged or worsening downturn. We believe that financing is currently difficult or impossible for many companies to obtain on acceptable terms or at all. Accordingly, financing may not be available to us at all or on acceptable terms if we determine that it would be desirable to obtain additional financing.

We depend on outside suppliers to manufacture, assemble, package and test our products; accordingly, any failure to secure and maintain sufficient manufacturing capacity or to maintain the quality of our products could harm our business and results of operations.

We depend on third-party foundries to manufacture integrated circuits for us and on outside suppliers to assemble and test our semiconductor products and to assemble our storage systems products. As such, we face the following risks:

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

The ability of an independent foundry to provide us with integrated circuits is limited by its available capacity and existing obligations. We generally do not enter into contracts to reserve foundry capacity. Availability of foundry capacity has in the past been reduced from time to time due to strong demand and may not be available when needed at reasonable prices. If foundry capacity is limited, it is possible that one of our foundries may allocate capacity to the production of other companies’ products. This reallocation could impair our ability to obtain sufficient wafers. We may also use a second foundry for a particular product when capacity at the main foundry is limited, but the cost of integrated circuits at the second foundry may be higher, which would reduce our margins.

By relying on outside suppliers to manufacture, assemble and test our products, we may have a reduced ability to control directly product delivery schedules and quality assurance. This lack of control may result in product shortages or quality assurance problems that could delay shipments of products or increase manufacturing, assembly, testing or other costs. In addition, if these outside suppliers are unable to obtain sufficient raw materials in a timely manner, we may experience product shortages or delays in product shipments, which could harm our customer relationships and results of operations.

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

Agere’s business utilizes a different enterprise resource planning system, or ERP, system than the system we have used historically. To streamline operations, we are in the process of converting Agere’s business to our ERP system. Converting Agere’s business processes, data and applications is a complex and time-consuming task. During this transition period, we are exposed to the possibility that we may not combine information correctly from the two systems, impacting our financial statements or our planning processes, and to the additional cost of maintaining two ERP systems.

Although we are planning the conversion carefully and expect to perform extensive testing before the actual conversion, it is possible that we may not convert all information or processes correctly or that some other problem could arise. Any problems that arise could impair our ability to process customer orders, ship products, provide services and support to our customers, bill and track orders, fulfill contractual obligations, file reports with the Securities and Exchange Commission in a timely manner and otherwise run our business. Even if we do not encounter these adverse effects, the transition to a single ERP system may be much more costly than we anticipated, which would adversely affect our future operating results.

We may be subject to intellectual property infringement claims and litigation, which could cause us to incur significant expenses or prevent us from selling our products.

As is typical in the semiconductor industry, we are frequently involved in disputes regarding patent and other intellectual property rights. We have in the past received, and we may in the future receive, communications from third parties asserting that our products, processes or technologies infringe on the patent or other intellectual property rights of third parties, and we may also receive claims of potential infringement if we attempt to license intellectual property to others. Intellectual property litigation, regardless of the outcome, may be costly and time consuming, and may divert the attention of management and key personnel from other business issues. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements. We may not be able to obtain royalty or license agreements on acceptable terms. If any of our products or intellectual property infringes on valid rights held by others, our results of operations or financial position may suffer and we may have to make material changes in production processes or products.

In April 2008, we filed an action with the International Trade Commission seeking the exclusion from the United States of products produced by 23 companies. Subsequently, a number of these companies have filed lawsuits or actions in the International Trade Commission claiming that our products infringe on their intellectual property rights and seeking either damages or an order excluding some of our products from sale in the United States. While we do not believe any of these actions to be material, we cannot give you any assurance that we will not be required to pay a material amount or that we will not have our products excluded from sale in the United States.

If we are unable to protect or assert our intellectual property rights, our business and results of operations may be harmed.

Our future success will depend, in part, upon our ability to protect and assert our intellectual property rights. We rely primarily on patent and other intellectual property laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. It is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose proprietary technologies and processes, despite our efforts to protect them.

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

The revenue we generate from the licensing of our intellectual property typically has a higher gross margin compared to the revenue we generate from the sale of other products. Although we derive a relatively small percentage of our total revenue from the licensing of intellectual property, a decline in this licensing revenue would likely have a greater impact on our profitability than a similar decline in revenues from the sale of our other products. Our licensing revenue tends to come from a limited number of transactions and the failure to complete one or more transactions in a quarter could have a material adverse impact on our profitability.

We are exposed to legal, business, political and economic risks associated with our international operations.

We derive, and we expect to continue to derive, a substantial portion of our revenue from sales of products shipped to locations outside of the United States. In 2008, approximately 72.5% of our total revenue was derived from sales outside the United States. In addition, we perform a significant amount of our development work outside the United States and most of our products are manufactured outside of the United States. Operations outside of the United States are subject to a number of risks and potential costs that could harm our business and results of operations, including:

•	political, social and economic instability;

•	fluctuations in foreign currency exchange rates;

•	exposure to different legal standards, particularly with respect to intellectual property;

•	natural disasters, civil unrest, terrorism and public health emergencies;

•	nationalization of businesses and blocking of cash flows;

•	trade and travel restrictions;

•	imposition of governmental controls and restrictions;

•	burdens of complying with a variety of foreign laws;

•	import and export license requirements and restrictions;

•	unexpected changes in regulatory requirements;

•	foreign technical standards;

•	difficulties in staffing and managing international operations;

•	international trade disputes;

•	difficulties in collecting receivables from foreign entities or delayed revenue recognition; and

•	potentially adverse tax consequences.

We use indirect channels of product distribution over which we have limited control.

Although we have in the past sold our storage systems products directly to end customers, we have discontinued this practice and now sell only to other companies that may or may not add features or functionality to our products before reselling them to end customers. We also sell some of our semiconductor products through distributors. A deterioration in our relationships with our distributors or resellers, or a decline in their business, could harm our sales. In addition, we may increase our reliance on indirect channels of distribution in the future. We may not successfully maintain or expand these indirect channels of distribution, and our failure to do so could result in the loss of sales opportunities. Furthermore, our reliance on indirect channels of distribution may reduce visibility with respect to future business opportunities, thereby making it more difficult to forecast orders.

We may engage in acquisitions and strategic alliances, which may not be successful and could harm our business and operating results.

We expect to continue to explore strategic acquisitions that build upon or expand our library of intellectual property, human capital and engineering talent, and increase our ability to address the needs of our customers. For example, in 2007, in addition to our merger with Agere, we acquired SiliconStor, a privately held company that provided silicon solutions for enterprise storage networks, and Tarari, a privately-held maker of silicon and software that provided content and application awareness in packet and message processing. Mergers and acquisitions of high-technology companies have inherent risks. No assurance can be given that our previous acquisitions or future acquisitions will be successful and will not harm our business or operating results. In addition, we may make investments in companies, products and technologies through strategic alliances and otherwise. If these investments are not successful, our results of operations may suffer.

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

In some of our fields of operation, there are only a limited number of people in the job market who possess the requisite skills. In the past, we have experienced difficulty in identifying and hiring sufficient numbers of qualified engineers in parts of our business as well as in retaining qualified employees. The loss of the services of any key personnel or our inability to hire new personnel with the requisite skills could restrict our ability to develop new products or enhance existing products in a timely manner, to sell products to our customers or to manage our business effectively. In light of recent economic conditions, we have implemented several cost-saving measures which directly affect employee compensation. These measures, or others that we may take in the future, may negatively impact our ability to recruit and retain qualified personnel.

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

Our business is subject to various environmental laws and regulations. For example, some countries have begun to require companies selling a broad range of electrical equipment to conform to legislation such as the Waste Electrical and Electronic Equipment (WEEE) Directive, the Restriction of the use of certain Hazardous Substances in Electrical & Electronic Equipment (RoHS) Directive, and Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) Regulation in the European Union. Environmental legislation such as these could require us to redesign our products in order to comply with the standards and require the development of compliance administration systems. Redesigned products could be more costly to manufacture or require more costly or less efficient raw materials, making our products more costly or less desirable. In addition, under certain environmental laws, we could be held responsible, without regard to fault, for costs relating to any contamination at our past facilities and at third party waste disposal sites. We could also be held liable for consequences arising out of human exposure to such substances or other environmental damage. If we cannot develop compliant products on a timely basis or properly administer our compliance programs, our revenues may also decline due to lower sales, which may harm our business.

Our blank check preferred stock and Delaware law contain provisions that may inhibit potential acquisition bids, which may harm our stock price, discourage merger offers or prevent changes in our management.

Our board has the authority to issue preferred stock and to determine the rights, preferences, privileges and restrictions, including voting rights, of the shares without any further vote or action by our stockholders. If we issue any of these shares of preferred stock in the future, the rights of holders of our common stock may be negatively affected. Although we have no current plans to issue shares of preferred stock, if we issue preferred stock, a change of control of our company could be delayed, deferred or prevented. Furthermore, Section 203 of the Delaware General Corporation Law restricts certain business combinations with any “interested stockholder” as defined by that statute. These provisions are designed to encourage potential acquirers to negotiate with our board of directors and give our board an opportunity to consider various alternatives to increase stockholder value. These provisions are also intended to discourage certain tactics that may be used in proxy contests. However, the potential issuance of preferred stock or the restrictions in Section 203 of the Delaware General Corporation Law could discourage potential acquisition proposals and could delay or prevent a change in control, which may adversely affect the market price of our stock. These provisions may also have the effect of preventing changes in our management or board of directors.

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

We lease office space in two buildings in Milpitas, California for our corporate headquarters, administration and engineering offices. We also own a 600,000 square foot office complex in Allentown, Pennsylvania that we use for administration and engineering offices. We have leased out approximately 69,000 square feet of space in that facility in connection with the sale of our mobility business.

In our Storage Systems business, we own approximately 330,000 square feet of space in Wichita, Kansas which includes engineering, administrative offices and systems training.

We also own approximately 170,000 square feet of sales and engineering office space in Fort Collins, Colorado and approximately 180,000 square feet of sales and engineering office space in Colorado Springs, Colorado. These facilities are used by both our Semiconductor segment and our Storage Systems segment.

We own or lease additional space in the United States and in various other countries, and use that space for sales, marketing, engineering, general corporate and test purposes.

We believe that our existing facilities and equipment are well maintained, in good operating condition, suitable for our operations and are adequate to meet our current requirements.

Item 3.	Legal Proceedings

This information is included in Note 15 (“Commitments, Contingencies and Legal Matters”) to our financial statements in Item 8 and is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2008, no matter was submitted to a vote of our security holders.

Executive Officers of LSI

Set forth below is information about our executive officers.

Name	Age	Position

Abhijit Y. Talwalkar	44	President and Chief Executive Officer
Philip W. Bullinger	44	Executive Vice President and General Manager, Engenio Storage Group
Jon R. Gibson	62	Vice President, Human Resources
Bryon Look	55	Executive Vice President, Chief Financial Officer and Chief Administrative Officer
Andrew Micallef	44	Executive Vice President, Worldwide Manufacturing Operations
Jean F. Rankin	50	Executive Vice President, General Counsel and Secretary
D. Jeffrey Richardson	44	Executive Vice President and General Manager, Semiconductor Solutions Group
Flavio Santoni	50	Executive Vice President and General Manager, Engenio Storage Group

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

Mr. Bullinger has led our Storage Systems business since August 2005, a role he has shared with Mr. Santoni since June 2008. From September 2001 through August 2005, he served as Vice President and General Manager of our RAID Storage Adapters division. He joined LSI in 1998, following LSI’s acquisition of Symbios, Inc., a storage company, and served as Director of Product Development until August 2001.

Mr. Gibson has been the leader of our Human Resources organization since November 2001. Between 1984 and 2001, he held a number of managerial positions in our Human Resources organization.

Mr. Look has been Executive Vice President, Chief Financial Officer and Chief Administrative Officer since January 2009. From November 2000 through January 2009, he served as Executive Vice President and Chief Financial Officer. Between March 1997 and November 2000, he was our Vice President, Corporate Development and Strategic Planning. Prior to joining LSI, he was manager of business development in Hewlett-Packard’s corporate development department. During a 21-year career at Hewlett-Packard, Mr. Look held a variety of management positions in finance and research and development.

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

Mr. Richardson has been the leader of our Semiconductor Solutions Group since January 2009. From April 2007 through January 2009, he led our Network and Storage Products Group, which included our Networking and Storage Interfaces businesses. From September 2005 through April 2007, he was the leader of our Custom Solutions Group, and from June 2005 through September 2005, he led our Corporate Strategy function. From 1992 through June 2005, he held a variety of management positions at Intel, including positions as Vice President of the Digital Enterprise Group and General Manager of the Server Platform Group from February 2005 through June 2005 and General Manager of Intel’s Enterprise Platforms and Services Division from June 2001 to January 2005. From January 1999 to June 2001, he was Director of Product Development of Intel’s Enterprise Platforms and Services Division.

Mr. Santoni has led our Storage System business together with Mr. Bullinger since June 2008. Prior to assuming this role, he was the head of our Storage Systems sales organization since October 2006. From February 2001 through October 2006, he held a number of senior sales and marketing positions for our Storage Systems business. Before joining LSI in 2001, Mr. Santoni was Executive Vice President and Chief Operating Officer at Sutmyn Storage Corporation and held various senior management positions with Memorex Telex in the United States, United Kingdom and Italy.

Officers are not elected for a fixed term of office but hold office until their successors have been elected. There are no family relationships among the executive officers and directors of LSI.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our stock trades on the New York Stock Exchange under the symbol “LSI.” In June 2008, our Chief Executive Officer submitted to the Exchange an annual certification stating that he was not aware of any violations of the Exchange’s corporate governance listing standards.

The table below shows the high and low sales prices for our common stock for each quarter during our last two full fiscal years, as reported in the consolidated transaction reporting system.

	2008		2007
	High	Low	High	Low

First Quarter	$5.57	$3.79	$10.67	$8.78
Second Quarter	$7.53	$4.73	$10.68	$7.40
Third Quarter	$7.87	$5.12	$8.37	$5.99
Fourth Quarter	$5.70	$2.36	$7.80	$5.06

At February 20, 2009, there were 354,006 holders of record of our common stock. We believe that we have a greater number of additional stockholders who own their shares through brokerage firms and other nominees.

We have never paid cash dividends on our common stock. It is presently our policy to reinvest our earnings, and we do not currently anticipate paying any cash dividends to stockholders in the foreseeable future.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on our common stock to that of the S&P 500 Index and the S&P 500 Semiconductors Index. The graph assumes that a $100 investment was made in our common stock and each of the indices at December 31, 2003, and that dividends, if any, were reinvested in all cases. The stock price performance shown on the graph is not necessarily indicative of future price performance.

	Dec 31, 2003	Dec 31, 2004	Dec 31, 2005	Dec 31, 2006	Dec 31, 2007	Dec 31, 2008

LSI Corporation	$100	$61.78	$90.19	$101.47	$59.86	$37.09
S&P 500 Index	$100	$110.88	$116.33	$134.70	$142.10	$89.53
S&P 500 Semiconductors Index	$100	$79.11	$88.73	$80.82	$90.50	$49.11

Item 6.	Selected Financial Data

Five-Year Consolidated Summary

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)

Revenues	$2,677,077	$2,603,643	$1,982,148	$1,919,250	$1,700,164
Cost of revenues	1,608,108	1,699,785	1,158,983	1,150,042	1,039,804

Gross profit	1,068,969	903,858	823,165	769,208	660,360
Research and development	672,511	655,224	413,432	399,685	427,805
Selling, general and administrative	406,875	381,409	255,569	238,265	245,460
Restructuring of operations and other items, net	43,717	148,121	(8,427)	119,052	423,444
Goodwill and intangible impairment charges	541,586	2,021,463	—	—	—
Acquired in-process research and development	—	188,872	4,284	—	—

(Loss)/income from operations	(595,720)	(2,491,231)	158,307	12,206	(436,349)
Interest expense	(34,943)	(31,020)	(24,263)	(25,283)	(25,320)
Interest income and other, net	36,110	46,762	51,277	34,000	22,170

(Loss)/income before income taxes and minority interest	(594,553)	(2,475,489)	185,321	20,923	(439,499)
Provision for income taxes	27,700	11,326	15,682	26,540	24,000

(Loss)/income before minority interest	(622,253)	(2,486,815)	169,639	(5,617)	(463,499)
Minority interest in net income of subsidiary	—	4	1	6	32

Net (loss)/income	$(622,253)	$(2,486,819)	$169,638	$(5,623)	$(463,531)

Basic net (loss)/income per share	$(0.96)	$(3.87)	$0.43	$(0.01)	$(1.21)

Diluted net (loss)/income per share	$(0.96)	$(3.87)	$0.42	$(0.01)	$(1.21)

Year-end status:
Total assets	$3,344,194	$4,396,390	$2,852,144	$2,796,066	$2,874,001
Long-term obligations	$1,105,739	$1,148,689	$429,400	$699,050	$859,545
Stockholders’ equity	$1,440,922	$2,484,996	$1,895,738	$1,627,950	$1,618,046

Starting in 2007, we included amortization of intangibles in cost of revenues. For the years ended December 31, 2006, 2005 and 2004, amortization of intangibles of $32.1 million, $62.5 million and $75.1 million, respectively, which was previously reported as a separate component of operating expenses, has been reclassified to cost of revenues for consistency.

On April 2, 2007, we acquired Agere Systems Inc. through the merger of Agere and a subsidiary of ours. The merger was accounted for as a purchase. Accordingly, the results of operations of Agere and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements from April 2, 2007.

During the years ended December 31, 2008 and 2007, we recognized goodwill and intangible asset impairment charges of $541.6 million and $2,021.5 million, respectively, in the Semiconductor segment.

On January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 123(R), or FAS 123R, “Share-Based Payment,” using the modified prospective transition method. In accordance with the modified prospective transition method, we began recognizing compensation expense for all share-based awards granted on or after January 1, 2006, plus unvested awards granted prior to January 1, 2006. Under this method of implementation, no restatement of prior periods has been made.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis should be read in conjunction with the other sections of this Form 10-K, including Part 1, “Item 1: Business”; Part II, “Item 1A: Risk Factors”; Part II, “Item 6: Selected Financial Data”; and Part II, “Item 8: Financial Statements and Supplementary Data.”

Where more than one significant factor contributed to changes in results from year to year, we have quantified these factors throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where practicable and material to understanding a material change included in the discussion.

OVERVIEW

We design, develop and market complex, high-performance semiconductors and storage systems. We provide silicon-to-system solutions that are used at the core of products that create, store, consume and transport digital information. We offer a broad portfolio of capabilities including custom and standard product integrated circuits used in hard disk drives, high-speed communication systems, computer servers, storage systems and personal computers. We also offer external storage systems and host bus adapter boards and software applications for attaching storage devices to computer servers and for storage area networks.

We operate in two segments — the Semiconductor segment and the Storage Systems segment. For the Semiconductor segment, we sell our integrated circuits for storage applications to makers of hard disk drives and computer servers. We sell our integrated circuits for networking applications principally to makers of devices used in computer and communications networks and, to a lesser extent, to makers of personal computers. For the Storage Systems segment, we sell our storage systems, host adapter boards and software applications for attaching storage devices to computer servers and for storage area networks to original equipment manufacturers, or OEMs, who resell those products to end customers under their own brand name. We also generate revenue by licensing other entities to use our intellectual property primarily in the Semiconductor segment.

Our revenues depend on market demand for these types of products and our ability to compete in highly competitive markets. We face competition not only from makers of products similar to ours, but also from competing technologies. For example, we see the development of solid state drives, based on flash memory rather than the spinning platters used in hard disk drives, as a long-term potential competitor to certain types of hard disk drives, and have begun focusing development efforts in that area.

Recently, the U.S. and global economies have experienced a significant downturn driven by a financial and credit crisis that could continue to challenge such economies for some period of time. In the fourth quarter of 2008, our revenues declined significantly as compared to our revenues in the third quarter due to the global economic downturn. As our outlook continued to deteriorate into January 2009, we took a number of actions to reduce our expenses, including a corporate-level restructuring designed to increase synergies across our semiconductor investment, a 5% reduction of our global workforce, reductions in employee compensation-related expenses and reductions in discretionary spending.

Our business is currently focused on providing integrated circuits for storage and networking applications and on providing storage systems and related boards and software, where we believe we have the scale, technology and customer relationships to be most successful. Since the beginning of 2007, we have completed the following actions as part of our efforts to focus on those areas:

•	The acquisition of SiliconStor, Inc., a provider of semiconductor solutions for enterprise storage networks, in March 2007;

•	The acquisition of Agere in April 2007 through the merger of Agere and a subsidiary of ours. Agere was a provider of integrated circuit solutions for a variety of communications and computing applications;

•	The sale of our Consumer Products Group in July 2007;

•	The sale of our Mobility Products Group in October 2007;

•	The sale of, or discontinuation of operations at, our semiconductor and storage systems assembly and test facilities, and the transition of the work performed at those facilities to contract manufacturers between mid-2007 and mid-2008;

•	The acquisition of Tarari, Inc., a maker of silicon and software that provides content and application awareness in packet and message processing, in October 2007; and

•	The acquisition of the hard disk drive semiconductor business of Infineon Technologies AG in April 2008.

Our revenues for the year ended December 31, 2008 were $2,677.1 million, an increase of $73.5 million, compared to $2,603.6 million for the year ended December 31, 2007. The increase in revenues was primarily attributable to a full year of revenues from Agere in 2008 and increased demand for semiconductors used in storage and networking product applications, for our entry level storage systems and for our premium feature and direct-attached storage software products. The increase was offset by the absence of revenues from the Mobility and Consumer Product Groups.

We reported a net loss of $622.3 million, or $0.96 per diluted share, for the year ended December 31, 2008, as compared to a net loss of $2,486.8 million, or $3.87 per diluted share, for the year ended December 31, 2007. During the years ended December 31, 2008 and 2007, we recognized goodwill impairment charges of $364.1 million and $2,019.9 million in the Semiconductor segment in the respective years. In addition, we recognized $177.5 million and $1.6 million in charges for the impairment of other intangible assets in the Semiconductor segment for the years ended December 31, 2008 and 2007, respectively.

For the year ended December 31, 2008, we recorded restructuring of operations and other items, net of $43.7 million compared to $148.1 million for the year ended December 31, 2007. The 2007 restructuring of operations related primarily to the sale of the Mobility Products Group. For the year ended December 31, 2007, we recorded a $188.9 million charge for acquired in-process research and development primarily associated with the merger with Agere on April 2, 2007. We did not record any charge related to acquired in-process research and development during the year ended December 31, 2008.

Cash, cash equivalents and short-term investments were $1,119.1 million as of December 31, 2008, as compared to $1,397.6 million as of December 31, 2007. For the year ended December 31, 2008, we generated $278.1 million in cash from operating activities as compared to $295.0 million for the year ended December 31, 2007.

RESULTS OF OPERATIONS

Revenues

The following table summarizes our revenues by segment for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(In millions)

Semiconductor segment	$1,795.1	$1,778.9	$1,223.1
Storage Systems segment	882.0	824.7	759.0

Consolidated	$2,677.1	$2,603.6	$1,982.1

2008 compared to 2007:

Total consolidated revenues for 2008 increased $73.5 million or 2.8% as compared to 2007.

Semiconductor Segment:

Revenues for the Semiconductor segment increased $16.2 million or 0.9% in 2008 as compared to 2007. The increase was primarily attributable to:

•	Increased demand for semiconductors used in storage and networking product applications, primarily the result of a full year of revenues from Agere in 2008; and

•	Revenues from the HDD semiconductor business acquired from Infineon in April 2008.

The increase was partially offset by the absence of $213.1 million and $54.6 million of revenues from the Mobility Products Group and the Consumer Products Group, respectively.

Storage Systems Segment:

Revenues for the Storage Systems segment increased $57.3 million or 6.9% in 2008 as compared to 2007. The increase was primarily attributable to an increase in revenues for our entry level storage systems and a continued increase in demand for our premium feature and direct-attached storage software products, partially offset by a decline in the sales of our mid-range storage systems.

See Note 9 to our consolidated financial statements in Item 8 for information about our significant customers.

2007 compared to 2006:

Total consolidated revenues for 2007 increased $621.5 million or 31.4% as compared to 2006, primarily due to the merger with Agere in April 2007.

Semiconductor Segment:

Revenues for the Semiconductor segment increased $555.8 million or 45.4% in 2007 as compared to 2006. The increase was primarily due to revenues attributable to Agere of $821.5 million and, to a lesser extent, increased demand for semiconductors used in storage product applications associated with the ramping of our Serial Attached SCSI, or SAS, products.

The increase was partially offset by:

•	A decrease in revenues from consumer products due to the sale of the Consumer Products Group;

•	A decrease in demand for semiconductors used in consumer product applications such as digital audio players where our customer’s solution was not included in the new generation of its customer’s products and a decrease in demand for semiconductors used in DVD products and cable set-top box solutions;

•	A decrease in demand for semiconductors used in storage interface connect products; and

•	A decrease in demand for semiconductors used in communication product applications such as enterprise networking, telecommunications and printing.

Storage Systems Segment:

Revenues for the Storage Systems segment increased $65.7 million or 8.7% in 2007 as compared to 2006. The increase was primarily attributable to:

•	An increase in sales due to the ramp of our entry level storage products, which were introduced in the fourth quarter of 2006;

•	An increase in demand for our premium feature software products; and

•	Continued strength in our mid-range storage systems.

The increase was partially offset by decreased revenues for our RAID storage adapters due to lower hardware sales.

Revenues by Geography

The following table summarizes our revenues by geography for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(In millions)

North America*	$737.2	$858.7	$956.7
Asia**	1,359.8	1,401.3	797.1
Europe and the Middle East	580.1	343.6	228.3

Total	$2,677.1	$2,603.6	$1,982.1

*	Primarily the United States.

**	Including Japan.

2008 compared to 2007:

Revenues in Europe and the Middle East increased 68.8% in 2008 compared to 2007. The increase was primarily attributable to increased revenues in storage systems and increased revenues in semiconductors used in storage product applications. The increase in European revenues for storage systems was primarily the result of a significant customer shifting order placements from our U.S. subsidiary to a subsidiary in Europe. Revenues in North America decreased 14.1%. The decrease in North America was primarily attributable to decreased revenues in storage systems primarily for the reason discussed above, offset by increased revenues from semiconductors used in storage and networking standard products.

2007 compared to 2006:

Revenues in Europe and the Middle East increased 50.5% in 2007 compared to 2006. The increase was primarily attributable to an increase in revenues associated with the merger with Agere, increased revenues in storage systems and increased revenues in semiconductors used in storage product applications. Revenues in Asia increased 75.8% in 2007. The increase in Asia was primarily attributable to revenues from Agere and increased revenues in semiconductors used in storage product applications, offset in part by a decrease in revenues from the Consumer Products Group and decreased revenues from semiconductors used in communication product applications. Revenues in North America decreased 10.2%. The decrease in North America was primarily attributable to decreased revenues from semiconductors used in consumer product applications, offset in part by increased storage system revenues, increased revenues from semiconductors used in storage product applications and revenues from Agere.

Gross Profit Margin

The following table summarizes our gross profit margins by segment for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Semiconductor segment	$736.9	$603.7	$561.7
Percentage of segment revenues	41.1%	33.9%	45.9%
Storage Systems segment	$332.1	$300.2	$261.5
Percentage of segment revenues	37.7%	36.4%	34.5%

Consolidated	$1,069.0	$903.9	$823.2

Percentage of total revenues	39.9%	34.7%	41.5%

Amortization of intangibles, which was previously reported as a separate component of operating expenses, has been reclassified to cost of revenues for the year ended December 31, 2006 for consistency.

2008 compared to 2007:

The consolidated gross profit margin as a percentage of total revenues increased to 39.9% in 2008 from 34.7% in 2007.

Semiconductor Segment:

The gross profit margin as a percentage of segment revenues for the Semiconductor segment increased to 41.1% in 2008 from 33.9% in 2007. The increase in 2008 was primarily attributable to:

•	Increased sales of products with higher gross profit margins in 2008;

•	An inventory charge of $47.9 million recorded in the second quarter of 2007 related to fair valuing the inventory in the acquisition of Agere;

•	A decrease in inventory provisions from 2007 to 2008 primarily as a result of improvements in supply chain management; and

•	$19.0 million in charges recorded in 2007 for a wafer supply agreement with ON Semiconductor resulting from a decline in demand.

Storage Systems Segment:

The gross profit margin as a percentage of segment revenues for the Storage Systems segment increased to 37.7% in 2008 from 36.4% in 2007. The increase was primarily driven by lower manufacturing costs across the product lines and higher demand for our premium feature and direct-attached storage software products, which have higher margins.

2007 compared to 2006:

The consolidated gross profit margin as a percentage of total revenues declined to 34.7% in 2007 from 41.5% in 2006. This primarily reflects a decrease in Semiconductor segment gross margins caused in large part by the merger with Agere.

Semiconductor Segment:

The gross profit margin as a percentage of segment revenues for the Semiconductor segment decreased to 33.9% in 2007 from 45.9% in 2006. The decline was primarily attributable to:

•	An increase of $143.2 million in the amortization of intangible assets in 2007 primarily related to the acquisition of Agere;

•	An inventory charge of $47.9 million in 2007 related to fair valuing the inventory in the acquisition of Agere; and

•	$19.0 million in charges recorded in 2007 for a wafer supply agreement with ON Semiconductor resulting from a decline in demand.

Storage Systems Segment:

The gross profit margin as a percentage of segment revenues for the Storage Systems segment increased to 36.4% in 2007 from 34.5% in 2006. This increase was primarily driven by lower manufacturing costs across the mid-range product line and higher demand for premium feature and direct-attached storage software products, which have higher margins.

Research and Development

The following table summarizes our research and development, or R&D, expenses by segment for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Semiconductor segment	$534.0	$525.4	$315.9
Percentage of segment revenues	29.7%	29.5%	25.8%
Storage Systems segment	$138.5	$129.8	$97.5
Percentage of segment revenues	15.7%	15.7%	12.8%

Consolidated	$672.5	$655.2	$413.4

Percentage of total revenues	25.1%	25.2%	20.9%

2008 compared to 2007:

Consolidated R&D expenses increased $17.3 million or 2.6% in 2008 as compared to 2007.

Semiconductor Segment:

R&D expenses for the Semiconductor segment consist primarily of employee salaries, costs related to third party design tools and materials used in the design of custom silicon and standard products, as well as depreciation of capital equipment and facilities-related expenditures. In 2008, we focused our R&D efforts in the storage and networking markets.

R&D expenses for the Semiconductor segment increased by $8.6 million or 1.6% in 2008 as compared to 2007 and increased slightly as a percentage of segment revenues from 29.5% in 2007 to 29.7% in 2008. The increase was attributable to the merger with Agere, partially offset by reduced expenditures resulting from the sale of the Mobility and Consumer Product Groups, headcount reductions from our restructuring actions and decreased spending related to third party design tools used in the design of custom silicon and standard products.

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

R&D expenses for the Storage Systems segment increased $8.7 million or 6.7% in 2008 as compared to 2007. The increase was primarily attributable to increased compensation-related expenditures as well as increased material spending for R&D projects associated with new product development. R&D expenses as a percentage of segment revenues remained flat at 15.7% in 2008 and 2007.

2007 compared to 2006:

Consolidated R&D expenses increased $241.8 million or 58.5% in 2007 as compared to 2006. This reflects increases in R&D expenditures, both in dollar amounts and as a percentage of revenues, in both segments, primarily as a result of the Agere acquisition.

Semiconductor Segment:

R&D expenses for the Semiconductor segment increased $209.5 million or 66.3% in 2007 as compared to 2006 and increased as a percentage of segment revenues to 29.5% in 2007 from 25.8% in 2006. The increase was primarily attributable to the acquisition of Agere, SiliconStor and Tarari during 2007. The increase was partially offset by reduced expenditures resulting from the sale of the Consumer Products Group and headcount reductions from our restructuring actions during 2007. In 2007, we focused our R&D efforts in the storage and networking markets.

Storage Systems Segment:

R&D expenses for the Storage Systems segment increased by $32.3 million or 33.1% in 2007 as compared to 2006 and increased as a percentage of segment revenues to 15.7% in 2007 from 12.8% in 2006. The increase was primarily attributable to the acquisition of StoreAge and increased compensation-related expenditures due to an increase in headcount, increased spending for R&D projects associated with new product lines and expenses related to a contract with a significant customer.

Selling, General and Administrative

The following table summarizes our selling, general and administrative, or SG&A, expenses by segment for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Semiconductor segment	$278.6	$264.1	$157.4
Percentage of segment revenues	15.5%	14.8%	12.9%
Storage Systems segment	$128.3	$117.3	$98.2
Percentage of segment revenues	14.5%	14.2%	12.9%

Consolidated	$406.9	$381.4	$255.6

Percentage of total revenues	15.2%	14.6%	12.9%

2008 compared to 2007:

Consolidated SG&A expenses increased $25.5 million or 6.7% in 2008 as compared to 2007.

Semiconductor Segment:

SG&A expenses for the Semiconductor segment increased $14.5 million or 5.5% in 2008 as compared to 2007 and increased as a percentage of segment revenues from 14.8% in 2007 to 15.5% in 2008. The increase was attributable to the merger with Agere, partially offset by reduced expenditures resulting from the sale of the Mobility and Consumer Product Groups as well as headcount reductions from our restructuring actions.

Storage Systems Segment:

SG&A expenses for the Storage Systems segment increased $11.0 million or 9.4% in 2008 as compared to 2007 and increased as a percentage of segment revenues from 14.2% in 2007 to 14.5% in 2008. The increase was primarily attributable to an increase in sales and marketing expenditures to support higher revenues in 2008 compared to 2007.

2007 compared to 2006:

Consolidated SG&A expenses increased $125.8 million or 49.2% in 2007 as compared to 2006.

Semiconductor Segment:

SG&A expenses for the Semiconductor segment increased $106.7 million or 67.8% in 2007 as compared to 2006 and increased as a percentage of segment revenues to 14.8% in 2007 from 12.9% in 2006. The increase in the amount and as a percentage of segment revenues was primarily attributable to the merger with Agere, partially offset by reduced expenditures as a result of headcount reductions from our restructuring actions and decreased selling expenses due to the sale of the Consumer Products Group.

Storage Systems Segment:

SG&A expenses for the Storage Systems segment increased $19.1 million or 19.5% in 2007 as compared to 2006 and increased as a percentage of segment revenues to 14.2% in 2007 from 12.9% in 2006. The increase in the amount and as a percentage of revenues was primarily attributable to the additional expenses resulting from the acquisition of StoreAge, increased compensation-related expenses based on increased headcount and an increase in sales commissions due to increased revenues.

Restructuring of Operations and Other Items

A complete discussion of our restructuring actions in 2008, 2007 and 2006 is included in Note 2 to our consolidated financial statements in Item 8.

2008:

We recorded charges of $43.7 million in restructuring of operations and other items, net, for the year ended December 31, 2008, consisting of $35.5 million in charges for restructuring of operations and $8.2 million in charges for other items. Of these charges, $41.1 million were attributable to the Semiconductor segment and $2.6 million were attributable to the Storage Systems segment. The restructuring charges were largely related to severance and termination benefits for approximately 260 employees associated with a broad-based reorganization that was announced in January 2009 and lease termination costs. The charges were offset in part by a gain on the sale of land in Gresham, Oregon.

As a result of the recent restructuring action taken in January 2009, we expect to realize quarterly operating expense savings of approximately $7.0 million starting from the second quarter of 2009. Suspended depreciation amounted to $5.3 million for the period from January 1, 2008 to June 30, 2008 associated with holding the Singapore assembly and test facility for sale.

2007:

We recorded charges of $148.1 million in restructuring of operations and other items, net, for the year ended December 31, 2007, consisting of $142.9 million in charges for restructuring of operations and a charge of $5.2 million for other items. Of these charges, $143.4 million were recorded in the Semiconductor segment and $4.7 million were recorded in the Storage Systems segment. We completed the sale of our Consumer Products Group in the third quarter of 2007 and the sales of our semiconductor assembly and test operations in Thailand and our Mobility Products Group in the fourth quarter of 2007. We also announced the elimination of approximately 900 non-production positions, inclusive of the Consumer Products Group, across all business and functional areas worldwide in the second quarter of 2007, and in the third quarter of 2007 announced the elimination of approximately 2,100 production positions worldwide associated with the sale of our assembly and test operations in Thailand and our plan to transition assembly and test operations performed at our facilities in Singapore and Wichita, Kansas to current manufacturing partners.

2006:

We recorded a credit of $8.4 million in restructuring of operations and other items, net, for the year ended December 31, 2006. Of this amount, a credit of $9.6 million was recorded in the Semiconductor segment and a charge of $1.2 million was recorded in the Storage Systems segment. We sold the Gresham facility in the second quarter of 2006.

Goodwill and Other Intangible Asset Impairment Charges

We monitor the recoverability of goodwill and other intangible assets recorded in connection with acquisitions, by reporting unit, annually in our fourth quarter or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. During the fourth quarters of 2008 and 2007, we determined that, based on the then current market conditions in the semiconductor industry, the carrying amounts of goodwill and certain other intangible assets for our Semiconductor reporting unit were no longer recoverable. We recognized goodwill impairment charges of $364.1 million in the fourth quarter of 2008 and $2,019.9 million in the fourth quarter of 2007. The fair value of the Semiconductor reporting unit was estimated by using the present value of estimated future cash flows. In addition, we recognized $177.5 million and $1.6 million in charges for the impairment of certain other intangible assets in the Semiconductor segment for the years ended December 31, 2008 and 2007, respectively. There was no impairment of goodwill and other intangible assets for the year ended December 31, 2006. For additional details, see “Valuation of Long-Lived Assets, Intangible Assets and Goodwill” under “Critical Accounting Estimates”.

Acquired In-Process Research and Development

As of December 31, 2008, the actual development timelines and costs for the in-process research and development, or IPR&D, projects described below were in line with original estimates. However, development of the technology remains a substantial risk to us due to a number of factors, including the remaining effort to achieve technical feasibility, rapidly changing customer needs and competitive threats from other companies. Failure to bring these products to market in a timely manner could adversely affect our sales and profitability in the future. Additionally, the value of other intangible assets acquired may become impaired.

Our methodology for allocating the purchase price relating to purchase acquisitions to IPR&D uses established valuation techniques in the high-technology industry. IPR&D is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. The fair value of technology under development is determined using the income approach, which discounts expected future cash flows to present value. A discount rate is used for the projects to account for the risks associated with the inherent uncertainties surrounding the successful development of the technology, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances, which could impact the estimates recorded. The discount rates used in the present value calculations are typically derived from a weighted-average cost of capital analysis. These estimates do not account for any potential synergies realizable as a result of the acquisition and are in line with industry averages and growth estimates.

2008:

There were no IPR&D charges for the year ended December 31, 2008.

2007:

We recorded charges of $188.9 million for the year ended December 31, 2007 associated with IPR&D in connection with the Tarari, Agere and SiliconStor acquisitions.

The following table summarizes details for the 2007 acquisitions at the acquisition dates:

				Estimated Cost		Revenue Projections
Company	Acquisition Date	Projects	IPR&D	to Complete	Discount Rate	Extend Through
			(Dollars in millions)

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

2006:

We recorded charges of $4.3 million for the year ended December 31, 2006 associated with IPR&D in connection with the StoreAge and Metta Technology acquisitions.

The following table summarizes details for the 2006 acquisitions at the acquisition dates:

					Revenue Projections
Company	Acquisition Date	Projects	IPR&D	Discount Rate	Extend Through
(Dollars in millions)

StoreAge	November 21, 2006	Storage systems software	$2.4	28%	2013
Metta	November 10, 2006	Graphics and audio intellectual property	$1.9	Not applicable; used a variation of the Cost Approach	Not applicable; used a variation of the Cost Approach

Interest (Expense) or Income and Other, net

The following table summarizes our interest expense and components of interest income and other, net, for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(In millions)

Interest expense	$(34.9)	$(31.0)	$(24.3)
Interest income	46.2	58.6	47.3
Other income/(expense), net	(10.1)	(11.8)	4.0

Total	$1.2	$15.8	$27.0

Interest Expense:

Interest expense increased $3.9 million in 2008 compared to 2007 as a result of interest on 6.5% convertible notes we guaranteed in connection with the Agere merger in April 2007, offset in part by the repurchase of $118.6 million of these notes in 2008.

Interest expense increased $6.7 million to $31.0 million in 2007 compared to 2006 as a result of interest on 6.5% convertible notes we guaranteed in connection with the Agere merger, offset in part by the repayment at maturity of $271.8 million of 4% convertible notes in the fourth quarter of 2006.

Interest Income and Other, net:

Interest income decreased $12.4 million in 2008 compared to 2007 primarily as a result of lower interest rates during 2008 compared to 2007. Interest income increased $11.3 million in 2007 compared to 2006 primarily as a result of higher interest rates and higher cash and investment balances in 2007 as compared to 2006.

Other expenses, net, decreased $1.7 million in 2008 compared to 2007 primarily as a result of foreign exchange gains in 2008 compared to foreign exchange losses in 2007 and a gain from the repurchase of convertible notes, offset in part by impairment charges related to certain available-for-sale debt and equity securities.

Other expenses, net, increased $15.8 million in 2007 compared to 2006 primarily as a result of foreign exchange losses, charges for points on foreign currency forward contracts, loss on impairment of certain non-marketable equity securities and absence of gain on available for sale of equity securities in 2007 that existed in 2006.

For all investments in debt and equity securities, unrealized losses are evaluated to determine if they are other than temporary. In order to determine if an impairment has occurred for marketable debt securities, we monitor the credit quality, performance of the underlying collateral for asset- and mortgage-backed securities, as well as the severity and duration of the unrealized loss. In order to determine if an impairment has occurred for equity securities, we review the financial performance of each investee, industry performance and outlook for each investee, the trading prices of marketable equity securities and pricing in current rounds of financing for non-marketable equity securities. If an unrealized loss is determined to be other than temporary, a loss is recognized as a component of interest income and other. For marketable equity securities, the impairment losses were measured using the closing market price of the marketable securities on the date management determined that the investments were impaired. For non-marketable equity securities, the impairment losses were measured by using pricing in current rounds of financing.

Provision for Income Taxes

During 2008, we recorded an income tax provision of $27.7 million, which represents an effective tax rate of approximately (5)% on the loss before income taxes of $594.6 million. This rate differs from the U.S. statutory rate primarily due to a full valuation allowance recorded against U.S. and certain non-U.S. net deferred tax assets and income taxes related to certain profitable non-U.S. jurisdictions. We have also recorded a release of a $13.9 million liability relating to FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109,” because various statutes of limitations expired during the year, and an increase of $5.6 million as a result of a re-measurement of uncertain tax positions taken in prior periods based on new information received during 2008.

During 2007, we recorded an income tax provision of $11.3 million, which represents an effective tax rate of approximately 0%. This rate differs from the U.S. statutory rate primarily due to a full valuation allowance recorded against U.S. and certain non-U.S. net deferred tax assets. We also benefited from lower tax rates in foreign jurisdictions. The provision for income taxes for 2007 reflects the release of a $5.4 million FIN 48 liability because various statutes of limitations expired and a reduction of previous years’ uncertain tax positions. The provision for income taxes for 2007 also includes the impact of recording a $26.1 million tax benefit as a result of a $67.9 million reduction to the pension benefit and other obligations.

During 2006, we recorded a provision for income taxes of $15.7 million, which represents an effective tax rate of approximately 8%. This rate differs from the U.S. statutory rate primarily due to the realization of deferred tax assets not previously recognized in the U.S., which offset the tax expenses generated from U.S. sourced income as well as from earnings of certain foreign subsidiaries taxed in the U.S. We also benefited from lower tax rates in foreign jurisdictions. During 2006, we closed various audits, which resulted in a tax benefit of $3.1 million in the 2006 tax provision. These audits included the U.S. federal, various state and certain foreign audits.

Excluding certain foreign jurisdictions, management believes that the future benefit of deferred tax assets is not more likely than not to be realized.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Cash, cash equivalents and short-term investments decreased to $1,119.1 million as of December 31, 2008 from $1,397.6 million as of December 31, 2007. The decrease was mainly due to cash outflows from financing and investing activities as described below, offset in part by cash inflows from operating activities.

Working Capital

Working capital decreased by $428.2 million to $1.0 billion as of December 31, 2008 from $1.4 billion as of December 31, 2007. The decrease was attributable to the following:

•	Cash, cash equivalents and short-term investments decreased by $278.5 million;

•	The current portion of our long-term debt increased by $245.1 million as we reclassified the convertible notes due on December 15, 2009 from long-term debt to short-term debt;

•	Accounts receivable decreased by $102.4 million as a result of lower revenues in the fourth quarter of 2008 compared to the same period in 2007; and

•	Inventories declined by $20.3 million primarily as the result of a shift to progress billing for one of our customers and a reduction in buffer stocks established to facilitate our transition to contract manufacturers, offset in part by increases in inventory that we will sell to customers later than expected.

These decreases in working capital were offset in part by the following:

•	Accounts payable decreased by $128.4 million primarily attributable to a reduction in purchases as a result of the global economic downturn and the timing of invoice receipts and payments;

•	Other accrued liabilities decreased by $65.2 million primarily as a result of the utilization of restructuring reserves, a decrease in the retiree medical liability and a decrease in liabilities with third party manufacturers, partially offset by an increase in tax reserves;

•	Income taxes payable decreased by $12.2 million as a result of a decrease in the tax provision payable and an increase in tax payments in 2008 compared to 2007;

•	Prepaid expenses and other current assets increased by $8.1 million primarily attributable to an increase in deferred tax assets, prepaid taxes, and software additions, net of amortization, offset in part by decreases in assets held for sale and a reduction in notes receivables; and

•	Accrued salaries, wages and benefits decreased by $4.2 million primarily attributable to timing of payments offset in part by the establishment of a sabbatical reserve.

Working capital increased by $321.1 million to $1.4 billion as of December 31, 2007 from $1.1 billion as of December 31, 2006. The increase in working capital was attributable to the following:

•	Cash, cash equivalents and short-term investments increased by $388.7 million;

•	Accounts receivable increased by $57.7 million primarily due to the merger with Agere, offset in part by improved collections;

•	Inventories increased by $31.4 million primarily due to the merger with Agere, offset in part by decreases relating to the sale of the Consumer Products Group;

•	Prepaid expenses and other current assets increased by $79.1 million, primarily attributable to the merger with Agere, a $20.0 million short-term note receivable in connection with the sale of semiconductor assembly and test operations in Thailand to STATS ChipPAC in the fourth quarter of 2007, a $6.5 million prepayment on a minimum supply agreement, and a $5.4 million increase in a deferred tax asset; and

•	Income taxes payable decreased by $72.6 million due to the adoption of FIN 48 in the first quarter of 2007, offset in part by an increase in the tax provision less tax payments.

These increases in working capital were offset in part by the following:

•	Accounts payable increased by $129.3 million primarily due to the merger with Agere, offset in part by a decrease due to the timing of invoice receipts and payments;

•	Accrued salaries, wages and benefits increased by $36.7 million primarily attributable to the merger with Agere, slightly offset by the timing of payment of salaries, benefits and performance-based compensation; and

•	Other accrued liabilities increased by $142.4 million primarily due to the merger with Agere, in addition to an increase in restructuring reserves, merger-related accruals, and an increase in liabilities with third party manufacturers, offset in part by a decrease in deferred taxes, and other accruals and liabilities.

Cash Provided by Operating Activities

During the year ended December 31, 2008, we generated $278.1 million of cash from operating activities compared to $295.0 million generated in 2007. Cash generated by operating activities in 2008 was the result of the following:

•	A net loss adjusted for non-cash transactions, including goodwill and other intangible impairment charges and depreciation and amortization. The non-cash items and other non-operating adjustments are quantified in our Consolidated Statements of Cash Flows included in Item 8; and

•	A net decrease in assets and liabilities, including changes in working capital components from December 31, 2007 to December 31, 2008, as discussed above.

Cash and Cash Equivalents Used in Investing Activities

Cash and cash equivalents used in investing activities for the year ended December 31, 2008 were $163.4 million as compared to $1,121.4 million provided by investing activities for the year ended December 31, 2007. The primary investing activities during 2008 were:

•	Proceeds from maturities and sales of available-for-sale debt securities and equity securities, net of purchases;

•	Purchases of property, equipment and software, net of sales;

•	Acquisition of businesses, net of cash acquired;

•	Proceeds from maturity of notes receivable associated with sale of semiconductor operations in Thailand;

•	An increase in non-current assets and deposits; and

•	Proceeds received from the resolution of a pre-acquisition income tax contingency.

We expect capital expenditures to be approximately $50.0 million in 2009. In recent years, we have reduced our level of capital expenditures as a result of our focus on establishing strategic supplier alliances with foundry semiconductor manufacturers and with third-party assembly and test operations, which enables us to have access to advanced manufacturing capacity and reduce our capital spending requirements.

Cash and Cash Equivalents Used in Financing Activities

Cash and cash equivalents used in financing activities for the year ended December 31, 2008 were $303.0 million as compared to $724.5 million in 2007. The primary financing activities during 2008 were the purchase of common stock under our repurchase programs, the repurchase of convertible subordinated notes, and the issuance of common stock under our employee stock plans.

On December 4, 2006, we announced that our Board of Directors had authorized a stock repurchase program of up to $500.0 million worth of our common stock and terminated the prior stock repurchase program authorized by the Board of Directors on July 28, 2000. In July 2007, we completed the repurchase program announced on December 4, 2006. On August 20, 2007, we announced that our Board of Directors had authorized a repurchase program of up to an additional $500.0 million worth of our common stock. During the year ended December 31, 2008, we repurchased 44.6 million shares for $229.2 million in cash, which together with the repurchases in 2007, effectively completed the authorization announced on August 20, 2007. The repurchased shares were retired immediately after the repurchases were complete. Retirement of the repurchased shares is recorded as a reduction of common stock and additional paid-in-capital.

It is our policy to reinvest our earnings, and we do not anticipate paying any cash dividends to stockholders in the foreseeable future.

Cash, cash equivalents and short-term investments are our primary source of liquidity. We believe that our existing liquid resources and cash generated from operations will be adequate to meet our operating and capital requirements and other obligations, including repayment of our outstanding convertible subordinated notes as they mature, for the foreseeable future. We may, however, seek additional equity or debt financing from time to time. We believe that financing is currently difficult for many companies to obtain on acceptable terms or at all. Accordingly, such financing may not be available to us at all or on acceptable terms if we determine that it would be desirable to obtain additional financing. Moreover, any future equity or convertible debt financing may decrease the percentage of equity ownership of existing stockholders and may result in dilution, depending on the price at which the equity is sold or the debt is converted.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2008:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Other		Total
	(In millions)

Convertible Subordinated Notes	$243.0	$350.0	$—	$—	$—		$593.0
Estimated interest payments on Convertible Subordinated Notes	29.8	7.0	—	—	—		36.8
Operating lease obligations	88.9	87.9	18.4	3.6	—		198.8
Purchase commitments	208.7	302.1	—	—	—		510.8
FIN 48 liabilities	36.5	—	—	—	193.6	**	230.1
Pension and post-retirement contributions	23.2 to 62.2	*	*	*	*		23.2 to 62.2

Total	$630.1 to $669.1	$747.0	$18.4	$3.6	$193.6		$1,592.7 to $1,631.7

*	We have pension plans covering substantially all former Agere U.S. employees, excluding management employees hired after June 30, 2003. We also have pension plans covering certain international employees. Although additional future contributions will be required, the amount and timing of these contributions will be impacted by actuarial assumptions, the actual rate of return on plan assets, the level of market interest rates, and the amount of voluntary contributions to the plans. If current macroeconomic conditions continue, the additional contributions in the future years would likely be higher than those projected for 2009. Effective April 6, 2009, the Company will freeze the U.S. management pension plan. As of December 31, 2008, our pension benefit obligation exceeded the fair value of our plan assets by $449.5 million. See Note 5 to our consolidated financial statements in Item 8.

**	Represents the non-current tax payable obligation under FIN 48. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.

Convertible Subordinated Notes

As of December 31, 2008, we had outstanding $350.0 million of 4% Convertible Subordinated Notes due May 15, 2010. Interest on these notes is payable semiannually on May 15 and November 15 of each year. These convertible notes are subordinated to all existing and future senior debt and are convertible at the holder’s option into shares of our common stock at a conversion price of approximately $13.42 per share at any time prior to maturity. We cannot elect to redeem these notes prior to maturity. Each holder of these notes has the right to cause us to repurchase all of such holder’s convertible notes at a price equal to 100% of their principal amount plus any accrued interest upon the occurrence of any fundamental change, which includes a transaction or an event such as an exchange offer, liquidation, a tender offer, consolidation, certain mergers or combination. The merger with Agere did not trigger this right.

As part of the merger with Agere, we guaranteed Agere’s 6.5% Convertible Subordinated Notes due December 15, 2009. As of December 31, 2008, we had outstanding $243.0 million of these notes. Interest on these notes is payable semiannually on June 15 and December 15 of each year. These notes are unsecured and subordinated obligations and are subordinated in right of payment to all of Agere’s existing and future senior debt. These notes are convertible at the holder’s option into shares of our common stock at a current conversion price of $15.3125 per share, subject to adjustment in certain events, at any time prior to maturity, unless previously redeemed or repurchased. We may redeem these notes in whole or in part at any time. We may be required to repurchase these notes at a price equal to 100% of their principal amount plus any accrued and unpaid interest if our stock is no longer approved for public trading, if our stockholders approve our liquidation or if a specified change in control occurs.

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

FIN 48 Tax Liabilities

As of December 31, 2008, the amount of the unrecognized tax benefits determined under FIN 48 was $232.0 million. This is a net increase of $25.4 million in unrecognized tax benefits from the previous year. Of the $232.0 million in unrecognized tax benefits, we are expected to pay $36.5 million within one year. Accordingly, this amount has been reclassified to other current liabilities. For the remaining balance, we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of various statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, we estimate that, in addition to the $36.5 million discussed above, additional unrecognized tax benefits, plus accrued interest and penalties, could decrease by an amount in the range of $0 to $31.6 million.

Standby Letters of Credit

As of December 31, 2008 and 2007, we had outstanding obligations relating to standby letters of credit of $19.2 million and $11.1 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, claims from litigations and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amount and they generally have one-year terms.

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial condition and results of operations is based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Note 1 to those financial statements describes our significant accounting policies. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures.

We believe the following to be critical accounting estimates. They are important to the portrayal of our financial condition and results, and they require significant management judgment and estimates about matters that are inherently uncertain. As a result of the inherent uncertainty, there is a likelihood that materially different amounts would be reported under different conditions or using different assumptions. Although we believe that our judgments and estimates are reasonable, appropriate and correct, different amounts could have been reported if different estimates were made.

Stock-Based Compensation

On January 1, 2006, we adopted FAS 123R, using the modified prospective transition method. Under this method of implementation, no restatement of prior periods has been made. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. Our stock-based compensation expense under FAS 123R in 2008, 2007 and 2006 was $72.3 million, $77.3 million and $47.0 million, respectively. Stock-based compensation costs capitalized to inventory and software development for 2008, 2007 and 2006 were not significant. (See Note 3 to our consolidated financial statements in Item 8 for a description of our equity compensation plans.)

Stock Options:

The fair value of each option grant is estimated on the date of grant using a reduced form calibrated binomial lattice model (the “lattice model”). This model requires the use of historical data for employee exercise behavior and the use of assumptions outlined in the following table:

	Year Ended December 31,
	2008	2007	2006

Weighted average estimated grant date fair value per share	$2.04	$3.05	$3.30
Weighted average assumptions in calculation:
Expected life (years)	4.36	4.29	4.33
Risk-free interest rate	2.51%	4.50%	4.78%
Volatility	52%	47%	48%

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the lattice model. The expected life of employee stock options is affected by all of the underlying assumptions and calibration of our model.

The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities appropriate for the term of our employee stock options.

We use an equally weighted combination of historical and implied volatilities as of the grant date. The historical volatility is the standard deviation of our daily stock returns from the date of the initial public offering of our common stock in 1983. For the implied volatilities, we use near-the-money exchange traded call options, as stock options are call options that are granted at-the-money. The historical and implied volatilities are annualized and equally weighted to determine the volatilities as of the grant date. We believe that the equally weighted combination of historical and implied volatilities is more representative of future stock price trends than sole use of historical or implied volatilities.

The lattice model assumes that employees’ exercise behavior is a function of the option’s remaining vested life and the extent to which the option is in-the-money. The lattice model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations for all past option grants made by us since our initial public offering.

Because stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Employee Stock Purchase Plan:

Under the employee stock purchase plan, rights are granted to our employees to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of a 12-month offering period or the end of each six-month purchase period within such an offering period. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. For disclosure purposes, the assumptions that went into the calculation of fair value for the May and November 2008, 2007 and 2006 grants were as follows:

	Year Ended December 31,
	2008	2007	2006

Weighted average estimated grant date fair value per share	$1.37	$2.09	$2.92
Weighted average assumptions in calculation:
Expected life (years)	0.8	0.7	0.7
Risk-free interest rate	1%	4%	5%
Volatility	84%	42%	35%

Restricted Stock Awards:

The cost of these awards is determined using the fair value of our common stock on the date of the grant and compensation expense is recognized over the vesting period on a straight-line basis.

Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as a number of highly complex and subjective assumptions. We use third-party consultants to assist in developing the assumptions used in, as well as calibrating, the lattice model. We are responsible for determining the assumptions used in estimating the fair value of our share-based payment awards. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with FAS 123R and Staff Accounting Bulletin No. 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Inventory Valuation Methodology

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

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers with the risk of inventory obsolescence due to rapidly changing technology and customer requirements, product life-cycles, life-time buys at the end of supplier product runs and a shift of production to outsourcing. If actual demand or market conditions are less favorable than we project or our customers fail to meet projections, additional inventory write-downs may be required. Our inventory balance was $220.5 million and $240.8 million as of December 31, 2008 and 2007, respectively.

If market conditions are more favorable than expected, we could experience more favorable gross profit margins going forward as we sell inventory that was previously written down.

Valuation of Long-Lived Assets, Intangible Assets and Goodwill

We have historically pursued the acquisition of businesses, which has resulted in significant goodwill and intangible assets. We assess the impairment of long-lived assets, identifiable intangibles and related goodwill annually or sooner if events or changes in circumstances indicate that the carrying value may not be recoverable.

Factors that could trigger an impairment review include the following: (i) significant negative industry or economic trends; (ii) exiting an activity in conjunction with a restructuring of operations; (iii) current, historical or projected losses that demonstrate continuing losses associated with an asset; or (iv) our market capitalization being less than net book value. When we determine that there is an indicator that the carrying value of long-lived assets, identifiable intangibles or related goodwill may not be recoverable, we measure impairment based on estimates of future cash flows. See Notes 6 and 7 to our financial statements in Item 8 for more details on long-lived assets, intangible assets and goodwill.

The goodwill impairment testing is a two-step process and is performed by reporting unit in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Our reporting units are Semiconductor and Storage Systems. The first step requires comparing the fair value of each reporting unit to its net book value. If the fair value of the reporting unit is greater than its net book value, there is no impairment. Otherwise, the second step must be completed to measure the amount of impairment. The second step calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step 1. The implied fair value of goodwill determined in step 2 is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.

In determining the fair value of each reporting unit, we rely solely on a discounted cash flow analysis. We do research and analyze peer multiples for comparison purposes, but we do not rely directly upon such data due to the lack of specific comparability between the peer companies and our reporting units. Instead we employ the peer multiple data as a general check on the results of our discounted cash flow analysis. The material assumptions used in performing the discounted cash flow analysis include forecasts of expected future cash flows, including elements such as revenues, cost of sales, operating expenses, tax expenses, working capital, investment and capital expenditures. Key assumptions include expected near and long-term growth rates, as well as expected profitability levels and capital investment. Since the forecasted cash flows of the business, as well as those allocated to individual assets, need to be discounted to present value in order to arrive at estimates of fair value, discount rates must be estimated and applied in the valuation models. These discount rates are based on estimates of a market weighted average cost of capital for each reporting unit, with adjustments made to account for the relative risk of individual assets valued.

In the fourth quarters of 2008 and 2007, the economic conditions in the semiconductor industry deteriorated and our stock price declined, resulting in our market capitalization falling below our net book value. Additionally, in the fourth quarter of 2008, our revenues declined significantly from initial expectations amidst a global economic down turn.

During the fourth quarters of 2008 and 2007, the results of our analysis indicated that the carrying amounts of goodwill for our Semiconductor reporting unit were no longer recoverable under the first step of the test for impairment. We recognized goodwill impairment charges of $364.1 million and $2,019.9 million in the Semiconductor segment during 2008 and 2007, respectively, under the second step of the test for impairment. There was no impairment charge to goodwill in 2006. As of December 31, 2008, we had a remaining goodwill balance of $175.6 million associated with the Storage Systems segment. There is no remaining goodwill for the Semiconductor segment. Our next annual test for the impairment of goodwill is expected to be performed in the fourth quarter of 2009 or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable.

As of December 31, 2008, we had intangible assets of $890.0 million. For the years ended December 31, 2008 and 2007, we recognized other intangible asset impairment charges of $177.5 million and $1.6 million, respectively, in the Semiconductor segment.

Based upon market conditions in the semiconductor industry in 2008 and 2007, we assessed the recoverability of our other intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The assessment of recoverability was based on management’s estimates of undiscounted projected future operating cash flows compared to the net book value of the other intangible assets. In cases where the net book value exceeded undiscounted projected future operating cash flows, an impairment existed. The impairment charge was measured as the difference between the net book value of the other intangible assets and the fair value of such assets. The fair value is determined using a discounted cash flow approach for each asset grouping.

Based on the assessment, we recorded intangible asset impairment charges of $177.5 million during the three months ended December 31, 2008, of which $98.1 million related to existing technology and $79.4 million related to customer relationships. In 2007, we recorded an impairment charge of $1.6 million which related primarily to existing technology.

Restructuring Reserves

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

Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. We have recorded a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. See Note 13 to our financial statements in Item 8 for more details about our deferred tax assets and liabilities.

The calculation of our tax liabilities involves the application of complex tax rules and regulations in multiple jurisdictions throughout the world. Our tax liabilities include estimates for all income-related taxes that we believe are probable and that can be reasonably estimated. To the extent that our estimates are understated, additional charges to income tax expense would be recorded in the period in which we determine such understatement. If our income tax estimates are overstated, income tax benefits will be recognized when realized.

Retirement Benefits

Post-retirement assets and liabilities are our estimates of benefits that we expect to pay to eligible retirees. We consider various factors in determining our post-retirement group life asset, including the number of employees that we expect to receive benefits and other actuarial assumptions. Effective January 1, 2009, the post-retirement medical plans were terminated, and therefore that liability represents management’s best estimate for medical claims from 2008. If the actual post-retirement benefits paid differ from our current estimate, we may be over- or under- accrued.

We also have pension plans covering substantially all former Agere U.S. employees, excluding management employees hired after June 30, 2003, and pension plans covering certain international employees. We consider various factors in determining our pension liability, including the number of employees that we expect to receive benefits, their salary levels and years of service, the expected return on plan assets, the discount rate used to determine the benefit obligation, the timing of the payment of benefits, and other actuarial assumptions. Effective April 6, 2009, the Company will freeze the U.S. management pension plan. If the actual results and events of our pension plan differ from our current assumptions, our benefit obligations may be over- or under- valued.

As a result of the acquisition of Agere, we re-measured the pension and post-retirement liabilities, and adopted FASB SFAS No. 158, or FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans,” effective April 2, 2007. The key benefit plan assumptions are the discount rate and the expected rate of return on plan assets. These assumptions are discussed below for our U.S. retirement benefit plans. For our international plans, we chose assumptions specific to each country.

The discount rate we use is based on a cash flow analysis using the Citigroup Pension Discount Curve and the Citigroup Above Median Pension Discount Curve as of the measurement date. For the year ended December 31, 2008, the rate used to determine our net periodic benefit cost was 6.5%. The discount rate used to determine the benefit obligation as of December 31, 2008 was 6.5%.

For the year ended December 31, 2007, we used two discount rates to determine our net periodic benefit cost for our management plans since we were required to re-measure our post-retirement plans due to a curtailment. The rates used prior to and after the curtailment effect taken in the fourth quarter of 2007 were 6.00%, and 6.25%, respectively. The rate used to determine our net periodic benefit cost for our represented plans and our non-qualified pension plan was 6.00%. The discount rate used to determine the benefit obligation as of December 31, 2007 was 6.50%.

We base our salary increase assumptions on historical experience and future expectations. The expected rate of return for our retirement benefit plans represents the average rate of return expected to be earned on plan assets over the period that the benefit obligations are expected to be paid. In developing the expected rate of return, we consider long-term compound annualized returns based on historical market data, historical and expected returns on the various categories of plan assets, and the target investment portfolio allocation between debt and equity securities. The weighted average investment portfolio allocation for our U.S. management and represented pension plans as of December 31, 2008 was 48% in equity and 52% in debt investments as compared to the target investment portfolio allocation of 53% equity and 47% debt. The portfolio’s equity weighting is consistent with the long-term nature of the plans’ benefit obligations. For 2008, we used an expected rate of return on plan assets of 8.25% and 8.00% for the management and represented pension plans, respectively, consistent with the target investment portfolio allocation. The actual loss on our pension assets during 2008 was $252.1 million, with the losses smoothed over the next five years through the return on assets assumption using the market related value of assets (“MRVA”), with those not yet recognized through MRVA amortized under current accounting rules for recognizing asset and liability gains and losses. For our U.S. post-retirement benefit plans, we used a weighted-average long-term rate of return on assets of 7.75%.

The weighted average investment portfolio allocation for our U.S. management and represented pension plans as of December 31, 2007 was 53% in equity and 47% in debt investments as compared to the target investment portfolio allocation of 53% equity and 47% debt. For 2007, we used an expected rate of return on plan assets of 8.25% and 8.00% for the management and represented pension plans, respectively, consistent with the target investment portfolio allocation. For our U.S. post-retirement benefit plans, we used a weighted-average long-term rate of return on assets of 7.75%.

Actuarial assumptions are based on our best estimates and judgment. Material changes may occur in retirement benefit costs in the future if these assumptions differ from actual events or experience. We performed a sensitivity analysis on the discount rate, which is the key assumption in calculating the pension and post-retirement benefit obligations. For the year ended December 31, 2008, each change of 25 basis points in the discount rate assumption would have an estimated $0.8 million impact on annual net retirement benefit costs and a $31.0 million impact on benefit obligations. Each change of 25 basis points in the expected rate of return assumption would have an estimated $2.6 million annual impact on net retirement benefit costs.

For the year ended December 31, 2007, each change of 25 basis points in the discount rate assumption would have an estimated $0.6 million impact on annual net retirement benefit costs and a $36.0 million impact on benefit obligations. Each change of 25 basis points in the expected rate of return assumption would have an estimated $2.7 million annual impact on net retirement benefit costs.

RECENT ACCOUNTING PRONOUNCEMENTS

The information contained in Note 1 to our financial statements in Part II, Item 8 under the heading “Recent Accounting Pronouncements” is incorporated by reference into this Part II, Item 7.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

A 10% weighted-average worldwide interest rate movement affecting our fixed and floating rate financial instruments as of December 31, 2008 and 2007, including investments and debt obligations, would not have had a significant effect on our financial position, results of operations and cash flows over the next fiscal year, assuming that the debt and investment balances remained consistent.

With the objective of protecting our cash flows and earnings from the impact of fluctuations in interest rates, while minimizing the cost of capital, we may enter into interest rate swaps. As of December 31, 2008, there were no interest rate swaps outstanding.

Foreign Currency Exchange Risk

We have foreign subsidiaries that operate and sell our products in various global markets. As a result, our cash flows and earnings are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through operational strategies and financial market instruments. We use various hedge instruments, primarily forward contracts with maturities of twelve months or less and currency option contracts, to manage our exposure associated with net asset and liability positions and cash flows denominated in non-functional currencies. We did not enter into derivative financial instruments for trading purposes during 2008 and 2007.

Based on our overall currency rate exposures at December 31, 2008, including derivative financial instruments and non-functional currency-denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar would not have a significant effect on our financial position, results of operations and cash flows over the next fiscal year. In 2007, a near-term 10% appreciation or depreciation of the U.S. dollar would also not have had a significant effect.

Equity Price Risk

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

If the prices of our available-for-sale equity securities were to increase or decrease 10% from their fair values as of December 31, 2008, it would increase or decrease the investment values by $0.1 million. As of December 31, 2007, a 10% increase or decrease in fair values would have increased or decreased the investment values by $0.2 million. We do not use any derivatives to hedge the fair value of our marketable available-for-sale equity securities.

Credit and Market Liquidity Risks

As of December 31, 2008, we had investments in money market mutual funds of $664.1 million and available-for-sale debt securities of $297.3 million. These securities are classified as available-for-sale under the guidance of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and accordingly are recorded at fair market value in cash and cash equivalents or short-term investments with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of applicable taxes.

These investments expose us to credit risk, or the risk of loss should the issuer of the debt securities held in our portfolio or by the money market mutual funds we invest in be unable to meet their financial obligations under those securities. Our available-for-sale debt securities at December 31, 2008 included $184.5 million of asset-backed and mortgage-backed securities, of which $148.5 million are issued by agencies of the U.S. government. We diversify our investments to reduce the exposure to loss from any single issuer, sector, bank or mutual fund.

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

Item 8.	Financial Statements and Supplementary Data

LSI Corporation

Consolidated Balance Sheets

	December 31,
	2008	2007
	(In thousands, except
	per share amounts)

ASSETS
Cash and cash equivalents	$829,301	$1,021,569
Short-term investments	289,841	376,028
Accounts receivable, less allowances of $9,627 and $10,192	303,971	406,368
Inventories	220,535	240,842
Prepaid expenses and other current assets	155,814	147,751

Total current assets	1,799,462	2,192,558
Property and equipment, net	235,963	229,732
Other intangible assets, net	889,995	1,225,196
Goodwill	175,624	499,551
Other assets	243,150	249,353

Total assets	$3,344,194	$4,396,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$201,035	$329,444
Accrued salaries, wages and benefits	114,730	118,990
Other accrued liabilities	233,157	298,343
Income taxes payable	3,504	15,679
Current portion of long-term debt	245,107	—

Total current liabilities	797,533	762,456

Long-term debt	350,000	717,967
Pension, post-retirement and other benefits	451,079	137,543
Income taxes payable — non-current	193,590	185,036
Other non-current liabilities	111,070	108,143

Total long-term obligations and other liabilities	1,105,739	1,148,689

Commitments and contingencies (Note 15)
Minority interest in subsidiary	—	249

Stockholders’ equity:
Preferred shares; $.01 par value; 2,000 shares authorized; none outstanding	—	—
Common stock; $.01 par value; 1,300,000 shares authorized; 648,132 and 680,595 shares outstanding	6,481	6,806
Additional paid-in capital	6,058,786	6,152,421
Accumulated deficit	(4,360,775)	(3,738,522)
Accumulated other comprehensive income	(263,570)	64,291

Total stockholders’ equity	1,440,922	2,484,996

Total liabilities and stockholders’ equity	$3,344,194	$4,396,390

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Corporation

Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Revenues	$2,677,077	$2,603,643	$1,982,148
Cost of revenues	1,608,108	1,699,785	1,158,983

Gross profit	1,068,969	903,858	823,165
Research and development	672,511	655,224	413,432
Selling, general and administrative	406,875	381,409	255,569
Restructuring of operations and other items, net	43,717	148,121	(8,427)
Goodwill and intangible asset impairment charges	541,586	2,021,463	—
Acquired in-process research and development	—	188,872	4,284

(Loss)/income from operations	(595,720)	(2,491,231)	158,307
Interest expense	(34,943)	(31,020)	(24,263)
Interest income and other, net	36,110	46,762	51,277

(Loss)/income before income taxes and minority interest	(594,553)	(2,475,489)	185,321
Provision for income taxes	27,700	11,326	15,682

(Loss)/income before minority interest	(622,253)	(2,486,815)	169,639
Minority interest in net income of subsidiary	—	4	1

Net (loss)/income	$(622,253)	$(2,486,819)	$169,638

Net (loss)/income per share:
Basic	$(0.96)	$(3.87)	$0.43

Diluted	$(0.96)	$(3.87)	$0.42

Shares used in computing per share amounts:
Basic	647,953	641,823	398,551

Diluted	647,953	641,823	405,163

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Corporation

Consolidated Statements of Stockholders’ Equity

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Deferred Stock	Accumulated	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Income/(Loss)	Total
	(In thousands)

Balances at December 31, 2005	394,015	$3,940	$3,010,166	$(14,064)	$(1,389,944)	$17,852	$1,627,950
Net income					169,638
Change in foreign currency translation adjustments						276
Change in unrealized loss on available-for-sale securities						(8,299)

Total comprehensive income							161,615

Adoption of FAS 123R — reclassification of deferred stock compensation			(14,064)	14,064			—
Tax effect of FAS 123R on foreign entities			129				129
Issuance to employees under stock option and purchase plans	8,944	90	60,923				61,013
Issuance of common stock pursuant to restricted stock awards, net	721	7	(3,250)				(3,243)
Stock-based compensation related to employee stock options			31,338				31,338
Stock-based compensation related to employee stock purchases			10,842				10,842
Stock-based compensation related to restricted shares			6,094				6,094

Balances at December 31, 2006	403,680	4,037	3,102,178	—	(1,220,306)	9,829	1,895,738
Net loss					(2,486,819)
Cumulative effect adjustment to accumulated deficit with respect to the adoption of FIN 48					(27,193)
Adoption of EITF 06-02 — sabbatical leave					(4,204)
Change in foreign currency translation adjustments						6,982
Change in unrealized gain on available-for-sale securities, net of tax $197						5,682
Actuarial gain on pension and post-retirement plan, net of tax $26,122						41,798

Total comprehensive loss							(2,463,754)

Issuance of common stock in connection with Agere merger	368,002	3,680	3,641,384				3,645,064
Agere restricted stock units & options vested as of acquisition date			50,158				50,158
Repurchase of shares	(102,642)	(1,026)	(769,726)				(770,752)
Issuance to employees under stock option and purchase plans	7,176	71	46,238				46,309
Issuance of common stock pursuant to restricted stock awards, net	4,379	44	(11,869)				(11,825)
Stock-based compensation related to employee stock options			47,127				47,127
Stock-based compensation related to employee stock purchase plan			11,757				11,757
Stock-based compensation related to restricted shares			35,174				35,174

Balances at December 31, 2007	680,595	6,806	6,152,421	—	(3,738,522)	64,291	2,484,996
Net loss					(622,253)
Change in foreign currency translation adjustments						20,824
Change in unrealized gain on available-for-sale securities, net of tax $1,288						852
Unrealized loss on cash-flow hedges, net of tax $0						(905)
Actuarial loss on pension and post-retirement plan, net of tax $0						(357,957)
Amortization of prior service cost and net actuarial gain or (loss) included in net periodic benefit credit						9,325

Total comprehensive loss							(950,114)

Repurchase of shares	(44,611)	(446)	(228,978)				(229,424)
Issuance to employees under stock option and purchase plans	9,403	94	42,834				42,928
Issuance of common stock pursuant to restricted stock awards, net	2,745	27	(6,022)				(5,995)
Stock-based compensation related to employee stock options			55,037				55,037
Stock-based compensation related to employee stock purchase plan			8,473				8,473
Stock-based compensation related to restricted shares			35,021				35,021

Balances at December 31, 2008	648,132	$6,481	$6,058,786	$—	$(4,360,775)	$(263,570)	$1,440,922

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Operating activities:
Net (loss)/income	$(622,253)	$(2,486,819)	$169,638
Adjustments:
Depreciation and amortization	324,223	278,542	82,263
Stock-based compensation expense	72,283	77,267	47,049
Non-cash restructuring and other items	(4,215)	98,909	(713)
Goodwill and intangible impairment charges	541,586	2,021,463	—
Acquired in-process research and development	—	188,872	4,284
Gain on repurchase of convertible subordinated notes	(3,178)	—	—
Gain on sale of intellectual property	—	—	(15,000)
Gain on sale of Gresham manufacturing facility and associated intellectual property	—	—	(12,553)
Write-off of intangible assets acquired in a purchase business combination	—	—	3,325
Write-down of debt and equity securities/(gain) on sale of equity securities	15,273	2,396	(6,727)
Gain on sale of property and equipment, including assets held-for-sale	(123)	(9,399)	(252)
Non-cash foreign exchange loss/(gain)	25,469	4,207	(1,089)
Changes in deferred tax assets and liabilities	10,027	(3,619)	(98)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	102,386	174,962	(24,617)
Inventories	20,307	74,708	(18,062)
Prepaid expenses and other assets	52,024	21,557	(24,858)
Accounts payable	(130,129)	(39,162)	23,338
Accrued and other liabilities	(125,628)	(108,885)	21,223

Net cash provided by operating activities	278,052	294,999	247,151

Investing activities:
Purchase of debt securities available-for-sale	(190,548)	(303,407)	(603,624)
Proceeds from maturities and sales of debt securities available-for-sale	240,157	616,224	595,135
Purchases of equity securities	(8,500)	(10,500)	(8,150)
Proceeds from sales of equity securities	—	—	11,876
Purchases of property, equipment and software	(134,589)	(102,823)	(58,671)
Proceeds from sale of property and equipment	13,674	16,166	118
Cash acquired from acquisition of Agere, net of acquisition costs	—	517,712	—
Acquisitions of other businesses and companies, net of cash acquired	(95,137)	(132,830)	(55,328)
Proceeds from sale of Consumer Products Group	—	22,555	—
Proceeds from sale of Mobility Products Group, net of transaction costs	—	445,500	—
Proceeds from sale of semiconductor operations in Thailand, net of transaction costs	—	49,600	—
Proceeds from sale of intellectual property	—	—	22,670
Proceeds from sale of Fort Collins facility	—	—	10,998
Proceeds from sale of Colorado Springs facility	—	—	7,029
Proceeds from sale of Gresham manufacturing facility	—	—	96,426
Proceeds from sale of intellectual property associated with the Gresham manufacturing facility	—	—	5,100
Proceeds from maturity of notes receivable associated with sale of semiconductor operations in Thailand	20,000	—	—
Increase in non-current assets and deposits	(13,300)	—	—
Proceeds received from the resolution of a pre-acquisition income tax contingency	4,821	3,230	2,282

Net cash (used in)/provided by investing activities	(163,422)	1,121,427	25,861

Financing activities:
Repurchase of convertible subordinated notes	(116,636)	—	—
Repayment of debt obligations	—	—	(271,848)
Issuances of common stock	42,928	46,280	61,014
Purchase of minority interest in subsidiary	(70)	—	—
Purchase of common stock under repurchase programs	(229,231)	(770,752)	—

Net cash used in financing activities	(303,009)	(724,472)	(210,834)

Effect of exchange rate changes on cash and cash equivalents	(3,889)	1,815	973

(Decrease)/increase in cash and cash equivalents	(192,268)	693,769	63,151
Cash and cash equivalents at beginning of year	1,021,569	327,800	264,649

Cash and cash equivalents at end of year	$829,301	$1,021,569	$327,800

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Corporation

Notes to Consolidated Financial Statements

Note 1 —	Significant Accounting Policies

Nature of the Business:  LSI Corporation (“LSI” or the “Company”) designs, develops and markets complex, high-performance semiconductors and storage systems. The Company provides silicon-to-system solutions that are used at the core of products that create, store, consume and transport digital information. The Company offers a broad portfolio of capabilities including custom and standard product integrated circuits used in hard disk drives, high-speed communication systems, computer servers, storage systems, and personal computers. The Company also offers external storage systems and host adapter boards and software applications for attaching storage devices to computer servers and for storage area networks.

The Company operates in two reportable segments — the Semiconductor segment and the Storage Systems segment. For the Semiconductor segment, the Company sells its integrated circuits for storage applications to makers of hard disk drives and computer servers. The Company sells its integrated circuits for networking applications principally to makers of devices used in computer and communications networks and, to a lesser extent, to makers of personal computers. For the Storage Systems segment, the Company sells its storage systems, host adapter boards and software applications for attaching storage devices to computer servers and for storage area networks to original equipment manufactures, or OEMs, who resell those products to end customers under their own brand name. The Company also generates revenue by licensing other entities to use its intellectual property.

Basis of Presentation:  The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

On April 2, 2007, the Company acquired Agere Systems Inc. (“Agere”) through the merger of Agere and a subsidiary of the Company.

Minority interest in a subsidiary represents the minority stockholders’ proportionate share of the net assets and the results of operations for a majority-owned subsidiary in Japan. As of December 31, 2007, the Company owned approximately 99.84% of the Japanese subsidiary. During 2008, the Company purchased all the minority interest. As of December 31, 2008, the Company owned 100% of the Japanese subsidiary.

Where the functional currency of the Company’s foreign subsidiaries is the local currency, all assets and liabilities are translated into U.S. dollars at the current rates of exchange as of the balance sheet date, and revenues and expenses are translated using weighted average rates prevailing during the period. Accounts and transactions denominated in foreign currencies have been re-measured into functional currencies before translation into U.S. dollars. Foreign currency transaction gains and losses are included as a component of interest income and other, net. Gains and losses from foreign currency translation are included as a separate component of comprehensive income.

Amortization of intangibles, which was previously reported as a separate component of operating expenses, has been reclassified to cost of revenues for the year ended December 31, 2006 to conform to the current year presentation.

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

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Revenue Recognition:  The majority of the Company’s product revenues are recognized upon shipment, when persuasive evidence of a sales arrangement exists, the price is fixed or determinable, the title has transferred and collection of resulting receivables is reasonably assured (or probable in the case of software). Standard products sold to distributors are subject to specific rights of return, and revenue recognition is deferred until the distributor sells the product to a third party. Revenues from the licensing of the Company’s intellectual property are recognized when the significant contractual obligations have been fulfilled. Royalty revenues are recognized upon the sale of products subject to royalties. All amounts billed to a customer related to shipping and handling are classified as revenues, while all costs incurred by the Company for shipping and handling are classified as cost of revenues. Consideration given to customers, when offered, is primarily in the form of discounts and rebates, and is accounted for as a reduction to revenues in the period the related sale is made. Reserves for estimated sales returns are established based on historical returns experience. The Company has substantial historical experience to form a basis for estimating returns when products are shipped.

In arrangements where software is more than incidental to the arrangement as a whole, which includes a combination of the Company’s hardware and premium software products that are also sold separately, the Company follows the guidance in Emerging Issues Task Force (“EITF”) Issue No. 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” and accounts for the entire arrangement as a sale of software and software-related items because the software is essential to the functionality of the hardware, as the software provides the majority of the value-added features and differentiated performance of the Company’s products.

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

Income/(Loss) per Share:  Basic income/(loss) per share is computed by dividing net income/(loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted income/(loss) per share is computed using the weighted-average number of common and potentially dilutive common shares outstanding during the period using the treasury-stock method for outstanding stock options and restricted stock awards and the if-converted method for convertible notes. Under the treasury stock method, the amount the employee must pay for exercising stock options and employee stock purchase rights, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

The following table sets forth a reconciliation of the numerators and denominators used in the computation of basic and diluted per share amounts:

	Year Ended December 31,
	2008			2007			2006
			Per-Share			Per-Share			Per-Share
	(Loss)*	Shares+	Amount	(Loss)*	Shares+	Amount	Income*	Shares+	Amount
	(In thousands except per share amounts)

Basic (loss)/income per share:
Net (loss)/income available to common stockholders	$(622,253)	647,953	$(0.96)	$(2,486,819)	641,823	$(3.87)	$169,638	398,551	$0.43
Stock options, employee stock purchase rights and restricted stock unit awards	—	—	—	—	—	—	—	6,612	—
Diluted (loss)/income per share:
Net (loss)/income available to common stockholders	$(622,253)	647,953	$(0.96)	$(2,486,819)	641,823	$(3.87)	$169,638	405,163	$0.42

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

*	Numerator

+	Denominator

Weighted average options to purchase 86,798,304, 93,011,016 and 45,379,128 shares were excluded from the computation of diluted shares for the years ended December 31, 2008, 2007 and 2006, respectively, because of their antidilutive effect on net (loss)/income per share.

For the years ended December 31, 2008, 2007 and 2006, 48,406,774, 43,810,596 and 34,676,681, respectively, weighted average potentially dilutive shares associated with convertible notes were excluded from the calculation of diluted shares because of their antidilutive effect on net income or (loss) per share.

Stock-Based Compensation Expense:  On January 1, 2006, the Company adopted FAS 123R, using the modified prospective transition method. In accordance with this transition method, the Company began recognizing compensation expense for all share-based awards granted after January 1, 2006 plus unvested awards granted on or prior to January 1, 2006. The estimated fair value of the equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. If factors change and the Company employs different assumptions, stock-based compensation expense may differ significantly from what the Company has recorded in prior years.

Advertising:  Advertising costs are charged to expense in the period incurred. Advertising expense was $4.1 million, $8.1 million and $5.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Sales and Value-Added Taxes:  Taxes collected from customers and remitted to governmental authorities are presented on a net basis in the Company’s statements of operations.

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

Investments:  Available-for-sale investments include marketable short-term investments and long-term investments in marketable shares of technology companies. Short-term investments in marketable debt securities are reported at fair value and include all debt securities regardless of their maturity dates. Long-term investments in marketable equity securities are reported at fair value. Unrealized gains and losses on marketable debt and equity securities, net of related tax, are recorded as a separate component of comprehensive income in stockholders’ equity until realized. The investments in long-term non-marketable equity securities are recorded at cost and consist primarily of non-marketable common and preferred stock of various technology companies. Gains and losses on securities sold are determined based on the specific identification method and are included in interest income and other, net, in the statements of operations. The Company does not hold any of these securities for speculative or trading purposes.

For all investment securities, unrealized losses that are considered to be other than temporary are considered impairment losses and recognized as a component of interest income and other, net, in the statements of operations. For all investments in debt and equity securities, unrealized losses are evaluated to determine if they are other than temporary. In order to determine if an impairment has occurred for marketable debt securities, the Company monitors the credit quality, performance of underlying collateral for asset and mortgage backed securities, as well as the severity and duration of the unrealized loss. In order to determine if an impairment has occurred for equity securities, the Company reviews the financial performance and outlook of each investee and industry performance. For marketable equity securities, impairment losses are measured using the closing trading prices of the marketable

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

securities on the date management determined that the investments were impaired. For non-marketable equity securities, impairment losses are generally measured by using pricing in current rounds of financing. The fair values of the Company’s non-marketable equity investments are not estimated unless there are identified events or changes in circumstances that may have a significant adverse effect on the investment.

Inventories:  Inventories are stated at the lower of cost or market. Cost is computed on a first-in, first-out basis for raw materials, work-in-process and finished goods. Inventory provisions are established when conditions indicate that the selling price could be less than cost due to physical deterioration, obsolescence, changes in price levels, or other causes. Inventory provisions are established for excess inventory generally based on inventory levels in excess of 12 months of demand, as judged by management, for each specific product. When inventory is written down, a new cost basis is established.

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

Software:  The Company capitalizes both purchased software and software development costs. Purchased software primarily includes software and external consulting fees related to the purchase and implementation of software projects used for business operations and engineering design activities. Capitalized software projects are amortized over the estimated useful lives of the projects, typically a two- to five-year period. Development costs for software that will be sold to customers and/or embedded in certain hardware products are capitalized beginning when a product’s technological feasibility has been established. Prior to the establishment of technological feasibility, software development costs are expensed as research and development. Capitalized development costs are amortized on a straight-line basis to cost of revenues when software is ready for general release to customers over the estimated useful life of the product, typically an 18- to 36-month period. Software amortization totaling $25.8 million, $19.1 million and $13.8 million was included in the Company’s results of operations for the years ended December 31, 2008, 2007 and 2006, respectively. On a quarterly basis, the Company assesses the realizability of each software product. The amount by which the unamortized capitalized software development costs exceed the estimated net realizable value is written off immediately.

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

Goodwill:  The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s two reporting units are Semiconductor and Storage Systems. Impairment, if any, would be determined based on an implied fair value model for determining the carrying value of goodwill. The impairment test is a two-step process. The first step requires comparing the fair value of each reporting unit to its net book value. The Company uses management estimates of future cash flows to perform the first step of the goodwill impairment test. Management’s estimates include assumptions about future

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

conditions such as future revenues, gross margins, operating expenses and industry trends. The second step is only performed if impairment is indicated after the first step is performed, which involves measuring the actual impairment to goodwill.

Fair Value Disclosures of Financial Instruments:  The Company determines the estimated fair value of financial instruments using available market information and valuation methodologies considered to be appropriate. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts. The fair value of investments, derivative instruments and convertible debt are based on market data. Carrying amounts of accounts receivable and accounts payable approximate fair value due to the short maturity of these financial instruments.

Derivative Instruments:  All of the Company’s derivative instruments are recognized as assets or liabilities in the statement of financial position and measured at fair value. On the date a derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability (“fair-value” hedge), as a hedge of the variability of cash flows to be received or paid (“cash-flow” hedge), or as a foreign-currency hedge. Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current period earnings. Effective changes in the fair value of a derivative that is highly effective and is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income until earnings are affected by the variability of the cash flows. Changes in the fair value of derivatives that are highly effective and are designated and qualify as a foreign-currency hedge are recorded in either current period earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge (e.g., a hedge of a firm commitment that is to be settled in a foreign currency) or a cash-flow hedge (e.g., a foreign-currency-denominated forecasted transaction).

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value, cash-flow or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of the hedged items. If it were to be determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company would discontinue hedge accounting prospectively.

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

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as a highly effective fair-value hedge, the derivative will continue to be carried on the balance sheet at its fair value, and the hedged asset or liability will no longer be adjusted for changes in fair value. When a fair value hedge on an interest-bearing financial instrument (such as an interest rate swap) is cancelled and hedge accounting is discontinued, the hedged item is no longer adjusted for changes in its fair value, and the remaining asset or liability will be amortized to earnings over the remaining life of the hedged item. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. When hedge accounting is discontinued because the hedged

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

item no longer meets the definition of a firm commitment, the derivative will continue to be carried on the balance sheet at its fair value, and any asset or liability that was previously recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current period earnings.

Concentration of Credit Risk of Financial Instruments:  Financial instruments that potentially subject the Company to credit risk consist of cash equivalents, short-term investments and accounts receivable. Cash equivalents and short-term investments are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. The Company diversifies its investments to reduce the exposure to loss from any single issuer, sector, bank or mutual fund. A majority of the Company’s trade receivables are derived from sales to large multinational computer, communication, networking and storage manufacturers, with the remainder distributed across other industries. As of December 31, 2008, two customers accounted for 19% and 14% of trade receivables and as of December 31, 2007, two customers accounted for 25% and 14% of trade receivables. Concentrations of credit risk with respect to all other trade receivables are considered to be limited due to the quantity of customers comprising the Company’s customer base and their dispersion across industries and geographies. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as considered necessary. Write-offs of uncollectible amounts have not been significant.

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

Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. The Company uses the flow-through method to account for investment tax credits. Under this method, the credits are recognized as a reduction of income tax expense in the year the credit is utilized.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), “Fair Value Measurements”. FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurements. The adoption of FAS 157 for financial assets and financial liabilities, effective January 1, 2008, had no material impact on the Company’s results of operations or financial position. See “Note 12: Fair Value Measurements” for further details on our fair value measurements In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of FAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of FAS 157 for non-financial assets and non-financial liabilities on its results of operations and financial position. In

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active,” which amends FAS 157 by incorporating “an example to illustrate key considerations in determining the fair value of a financial asset” in an inactive market. FSP 157-3 is effective upon issuance and should be applied to prior periods for which financial statements have not been issued. The adoption of FSP 157-3, effective October 2008, had no impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) (“FAS 141(R)”), “Business Combinations.” FAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired in an acquisition. FAS 141(R) also establishes disclosure requirements to evaluate the nature and financial effects of a business combination. FAS 141(R) is effective prospectively for fiscal years beginning on or after December 15, 2008. The adoption of FAS 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning January 1, 2009.

In March 2008, the FASB issued SFAS No. 161 (“FAS 161”), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” FAS 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. FAS 161 is effective for fiscal years beginning after November 15, 2008. The adoption of FAS 161 will require the Company to provide additional disclosures about derivative instruments and hedging activities beginning January 1, 2009.

In May 2008, the FASB issued SFAS No. 162 (“FAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of FAS 162 is not expected to have a significant impact on the Company’s results of operations and financial position.

In November 2008, the FASB Emerging Issues Task Force (“EITF”) issued EITF Issue No. 08-6 (“EITF 08-06”), “Equity Method Investment Accounting Considerations.” EITF 08-6 address questions that have arisen about the application of the equity method of accounting for investments after the effective date of both FAS 141(R), “Business Combinations”, and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. EITF 08-6 is effective for fiscal years beginning on or after December 15, 2008. The adoption of FAS 162 is not expected to have a significant impact on the Company’s results of operations and financial position.

Note 2 —	Restructuring and Other Items

2008

The Company recorded a charge of $43.7 million in restructuring of operations and other items, net, for the year ended December 31, 2008, consisting of $35.5 million in charges for restructuring of operations and $8.2 million in charges for other items. A charge of $41.1 million was recorded in the Semiconductor segment and a charge of $2.6 million was recorded in the Storage Systems segment.

Restructuring and Impairment of Long-lived Assets:

The $35.5 million restructuring charges included a charge of $5.6 million related to the Agere merger. See further discussion under “Restructuring Actions Associated with the Agere Merger” below.

The remaining $29.9 million in charges primarily resulted from the following:

•	A charge of $22.6 million for severance and termination benefits for employees, primarily related to a reduction in force and broad-based reorganization that was announced in January 2009;

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

•	A charge of $9.0 million for lease termination costs, which included $7.0 million primarily for U.S. lease termination costs and a $2.0 million charge primarily for the change in time value of accruals for previously accrued facility lease exit costs; and

•	A gain of $2.0 million for the sale of land in Gresham, Oregon.

The following table sets forth the Company’s restructuring reserves as of December 31, 2008, other than reserves related to restructuring actions associated with the Agere merger, which are included in other accrued liabilities and other non-current liabilities in the balance sheet, and activities affecting the accruals during the year ended December 31, 2008:

	Balance at	Restructuring	Utilized	Balance at
	December 31,	(Income)/Expense	During	December 31,
	2007	2008	2008	2008
	(In thousands)

Write-down of excess assets and other liabilities(a)	$225	$(1,740)	$1,598	$83
Lease terminations(b)	23,318	8,946	(13,997)	18,267
Payments to employees for severance(c)	24,817	22,645	(21,781)	25,681

Total	$48,360	$29,851	$(34,180)	$44,031

(a)	The amount utilized includes a gain from the sale of land in Gresham, Oregon.

(b)	The amount utilized represents cash payments. The balance remaining for real estate lease terminations is expected to be paid during the remaining terms of the leases, which extend through 2011.

(c)	The amount utilized includes $6.6 million related to stock grants exercised or expired. The majority of the balance remaining for severance is expected to be paid by the end of 2009.

Restructuring Actions Associated with the Agere Merger:

In connection with the Agere merger, management restructured Agere’s operations to eliminate certain duplicative activities, reduce cost structure and better align product and operating expenses with existing general economic conditions. Agere restructuring costs were accounted for as liabilities assumed as part of the purchase business combination as of April 2, 2007 in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to the initial restructuring cost estimates made before December 31, 2007 were recorded as an offset to goodwill and to restructuring expense thereafter.

The Company recorded a charge of $5.6 million related to other restructuring actions, consisting of the following:

•	A net charge of $5.4 million for lease termination costs, which included $2.3 million for the change in time value of accruals for previously accrued facility lease exit costs and $3.1 million for changes in sublease assumptions for previously accrued lease exit costs;

•	A charge of $2.8 million for severance and termination benefits for employees primarily related to a change in severance estimates; and

•	A credit of $2.6 million primarily related to a gain from the sale of assets held for sale in Singapore.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The following table sets forth the Company’s restructuring reserves related to the Agere merger as of December 31, 2008, which are included in other accrued liabilities and other non-current liabilities in the balance sheets, and the activities affecting the accruals during the year ended December 31, 2008:

	Balance at	Changes in	Utilized	Balance at
	December 31,	Estimates During	During	December 31,
	2007	2008	2008	2008
	(In thousands)

Lease terminations(a)	$33,439	$5,436	$(12,587)	$26,288
Payments to employees for severance(b)	18,926	2,756	(20,974)	708
Stock compensation charges in accordance with FAS 123R(c)	20,860	—	(19,218)	1,642
Write-down of excess assets and other liabilities(d)	—	(2,569)	2,569	—

Total	$73,225	$5,623	$(50,210)	$28,638

(a)	The amount utilized includes $0.8 million for write-off of leasehold improvements and the remaining utilized amount represents cash payments. The balance remaining for real estate lease terminations is expected to be paid during the remaining terms of these contracts, which extend through 2013.

(b)	The amount utilized represents cash severance payments to employees. The majority of the balance remaining for severance is expected to be paid by the end of 2009.

(c)	The amount utilized represents stock grants exercised or expired. The balance is expected to be utilized by the end of 2009.

(d)	The amount includes a gain on the sale of assets in Singapore.

Other Items:

The Company recorded a net charge of $8.2 million related to other items for the year ended December 31, 2008. The charge includes $12.5 million for the settlement of a legal proceeding offset primarily by curtailment gains resulting from the pension plan freeze effective April 6, 2009 and termination of the post-retirement medical plans.

Assets held for sale:

Assets held for sale are included as a component of prepaid expenses and other current assets in the balance sheet as of December 31, 2008 and 2007. Assets held for sale of $17.3 million as of December 31, 2008 primarily included $16.8 million related to land in Gresham, Oregon. Assets held for sale of $26.1 million as of December 31, 2007 included $17.7 million related to land in Gresham, Oregon, $6.8 million related to semiconductor assembly and test facilities in Singapore and $0.9 million related to land in Colorado.

Assets classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell and are not depreciated. The Company reassesses the ability to realize the carrying value of these assets at the end of each reporting period until the assets are sold or otherwise disposed of and, therefore, additional adjustments may be necessary.

2007

The Company recorded a charge of $148.1 million in restructuring of operations and other items, net, for the year ended December 31, 2007, consisting of $142.9 million in charges for restructuring of operations and a charge of $5.2 million for other items. A charge of $143.4 million was recorded in the Semiconductor segment and a charge of $4.7 million was recorded in the Storage Systems segment.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Restructuring and impairment of long-lived assets:

The $142.9 million in restructuring charges were the result of the following actions in 2007:

Sale of the Mobility Products Group:

On October 24, 2007, the Company completed the sale of its Mobility Products Group (“MPG”), to Infineon for $450 million in cash, plus a potential performance-based payment in the first quarter of 2009, which we do not expect to receive. The MPG designed semiconductors and software for cellular telephone handsets and complete chip-level solutions for satellite digital audio radio applications. The Company is obligated to provide operational handling services to Infineon until October 2011 and is leasing space in its Allentown, Pennsylvania facility to Infineon. The facility lease is for a term of 36 months. Infineon pays LSI fair market value for such space rental.

A charge of $95.4 million related to the sale of the MPG consisted of the following:

•	A charge of $17.7 million for the difference between the proceeds of $450.0 million received and the $467.7 million net book value of MPG at closing;

•	A charge of $27.5 million for future credits the buyer was expected to receive from the Company on purchases of finished goods inventory;

•	A charge of $21.8 million for post-closing inventory pricing benefits the buyer was expected to receive for products manufactured at Silicon Manufacturing Partners Pte. Ltd. (“SMP”), a joint venture LSI has with Chartered Semiconductor Manufacturing Ltd. (“Chartered Semiconductor”);

•	A charge of $14.4 million for the acceleration of stock awards previously granted to MPG employees whose positions were to be eliminated as part of the sale of MPG; and

•	A charge of $4.5 million for Mobility-related lease termination costs not assumed by the buyer, a $4.5 million charge for estimated transaction costs, a $3.2 million charge for severance and termination benefits for employees and a charge of $1.8 million for the write-off of MPG fixed assets not acquired by the buyer.

Sale of the Consumer Products Group:

On July 27, 2007, the Company completed the sale of its Consumer Products Group (“CPG” or “Consumer Group”), to Magnum Semiconductor for approximately $22.6 million in cash, plus a promissory note for $18 million due in 2010 and a warrant to purchase preferred shares of Magnum Semiconductor stock.

A charge of $14.0 million related to the sale of the Consumer Group consisted of the following:

•	A credit of $1.3 million for the difference between the $22.6 million received and the $21.3 million net book value of the assets as of the date the transaction closed;

•	A $12.8 million charge for severance and termination benefits for employees; and

•	A $2.5 million charge related to facility lease termination costs not assumed by the buyer.

Sale of Thailand Semiconductor Assembly and Test Operations:

On October 2, 2007, the Company completed the sale of its semiconductor assembly and test operations in Thailand to STATS ChipPAC Ltd. (“STATS ChipPAC”) for approximately $100 million, with $50 million due upon closing and a $50 million note payable over four years. As of December 31, 2008, the note payable balance was $30 million. STATS ChipPAC offered employment to substantially all of the LSI manufacturing employees associated with the facility. The Company also entered into additional agreements with STATS ChipPAC, including a multi-year wafer assembly and test agreement and a transition services agreement.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Under the terms of the wafer assembly agreement, LSI is a customer of STATS ChipPAC, whereby LSI has agreed to utilize STATS ChipPAC for wafer assembly and testing for four years from the date of sale. The wafer assembly and testing prices under the agreement represent fair market values. The transition services agreement was short-term in nature and priced separately from the overall sale agreement. Services performed by LSI under this agreement were primarily related to short-term information system services and priced at fair market value.

A charge of $5.6 million related to the sale of Thailand assembly and test operations consisted of the following:

•	A charge of $5.5 million to adjust the carrying value of the assets held for sale to fair market value; and

•	A charge of $0.1 million for the difference between the net proceeds of $99.6 million received and the $99.7 million net book value at closing.

Other Restructuring Actions and Charges:

On June 27, 2007, the Company announced a reduction in workforce of approximately 900 positions (inclusive of the Consumer Group), or 13 percent of the Company’s non-production workers across all business and functional areas worldwide. On July 25, 2007, the Company also announced that it would transition semiconductor and storage systems assembly and test operations performed at its facilities in Singapore and Wichita, Kansas to current manufacturing partners. As part of these actions, the Company eliminated approximately 2,100 production positions worldwide. The Company recorded a charge of $27.9 million related to the above actions and other activities, consisting of the following:

•	A charge of $24.6 million for severance and termination benefits for employees, of which $13.3 million related to the general workforce reduction action announced on June 27, 2007, $7.9 million related to workforce reductions planned in 2008, and $3.4 million related to the transition of the Kansas manufacturing operations to manufacturing partners;

•	A charge of $7.4 million to adjust the carrying value of the assets held for sale in Singapore to fair market values and a charge of $1.0 million for certain other asset write-offs;

•	A charge of $1.5 million primarily for changes in sublease assumptions for previously accrued facility lease terminations and $2.0 million to reflect the change in time value of accruals for facility lease terminations;

•	A charge of $1.8 million for the acceleration of stock awards previously granted to employees whose positions were to be eliminated as a result of the planned workforce reductions in January 2008; and

•	A net gain of $10.4 million for the sale of land in Colorado, which had a net book value of $2.0 million. Total proceeds from the sale were $12.4 million.

The following table sets forth the Company’s restructuring reserves as of December 31, 2007, which are included in other accrued liabilities in the balance sheet, and activities affecting the accruals during the year ended December 31, 2007:

	Balance at	Restructuring	Utilized	Balance at
	December 31,	Expense	During	December 31,
	2006	2007	2007	2007
	(In thousands)

Write-down of excess assets and other liabilities(a)	$—	$75,344	$(75,119)	$225
Lease terminations(b)	23,169	10,672	(10,523)	23,318
Payments to employees for severance(c)	342	56,905	(32,430)	24,817

Total	$23,511	$142,921	$(118,072)	$48,360

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

(a)	The amount utilized includes reclassification of $53.8 million to other liability accounts recorded during the third quarter.

(b)	The amount utilized represents cash payments. The balance remaining for real estate lease terminations is expected to be paid during the remaining terms of the leases, which extend through 2011.

(c)	The amount utilized represents cash severance payments to employees. The majority of the balance remaining for severance was paid by the end of 2008.

Restructuring Actions Associated with the Agere Merger:

The Company established a reserve of $93.4 million as of April 2, 2007, consisting of the following items:

•	A reserve of $14.5 million for facility lease exit costs, primarily in Singapore and Europe;

•	A reserve of $50.1 million for severance and termination benefits for employees as a result of the restructuring actions related to the Agere merger and the sale of the Thailand and Singapore assembly and test facilities; and

•	A reserve of $28.8 million for stock-related compensation expense associated with employees whose positions were eliminated.

From April 2, 2007 through December 31, 2007, the Company recorded a net charge of $3.3 million to reflect changes in estimates, resulting from the following items:

•	A charge of $1.3 million for changes in assumptions for previously accrued facility lease termination costs;

•	A charge of $1.2 million to reflect a change in time value of accruals previously recorded for facility lease termination costs;

•	A charge of $1.0 million for additional stock compensation charges for employees whose positions were eliminated; and

•	A credit of $0.2 million for changes in estimated payments to employees for severance previously recorded for Thailand and other restructuring actions.

The following table sets forth restructuring reserves related to the Agere merger as of December 31, 2007, that are included in other accrued liabilities and in other non-current liabilities in the balance sheet, and the activities affecting the accruals during the period from April 2, 2007 to December 31, 2007:

	Balance at	Adjustment	Changes in	Utilized	Balance at
	April 2,	to Opening	Estimates During	During	December 31,
	2007	Balance sheet	2007	2007	2007
	(In thousands)

Lease terminations(a)	$14,464	$21,931	$2,496	$(5,452)	$33,439
Payments to employees for severance(b)	50,087	—	(167)	(30,994)	18,926
Stock compensation charges in accordance with FAS 123R(c)	28,841	—	951	(8,932)	20,860

Total	$93,392	$21,931	$3,280	$(45,378)	$73,225

(a)	The amount utilized represents cash payments. The balance remaining for real estate lease terminations is expected to be paid during the remaining terms of these contracts, which extend through 2013. The adjustment to the opening balance sheet consists of $21.9 million in termination costs for leases related to Agere’s restructuring plans that existed prior to its acquisition by the Company.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

(b)	The amount utilized represents cash severance payments to employees. The majority of the balance remaining for severance was paid by the end of 2008.

(c)	The amount utilized represents stock options exercised or expired. The amounts accrued represent the value of stock options and restricted units LSI expected to accelerate upon termination of the holders’ employment. The balance is expected to be utilized by the end of 2009.

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

The $8.4 million credit of restructuring expenses resulted from the following:

•	Net gains of $38.9 million from the sale of certain zero basis intellectual property, the sale of the Gresham, Oregon manufacturing facility and related manufacturing process intellectual property to ON Semiconductor, and sale of the Company’s ZSP digital signal processor technology;

•	A charge of $6.0 million primarily for the write-off of intangible assets acquired in a purchase business combination and other exit costs including contract termination costs;

•	A charge of $6.0 million primarily for changes in sublease assumptions for previously accrued facility lease termination costs and additional $1.5 million to reflect the change in time value of accruals for facility lease termination costs; and

•	A charge of $17.0 million for severance and termination benefits for employees, primarily related to the broad-based reorganization that was announced in August 2005.

Sale of the Gresham Facility:

In May 2006, the Company completed the sale of its Gresham, Oregon manufacturing facility to ON Semiconductor for approximately $105.0 million in cash. Under the terms of the agreement, ON Semiconductor offered employment to substantially all of the LSI manufacturing employees based at the Gresham site, with the remaining non-manufacturing workforce expected to continue their employment with LSI. ON Semiconductor also entered into additional agreements with LSI, including a multi-year wafer supply and test agreement, intellectual property license agreement, transition services agreement and a facilities use agreement. The facility use agreement was terminated at December 31, 2008.

The Company recognized a gain of $12.5 million associated with the sale of the Gresham manufacturing facility. No amounts were deferred pursuant to the transaction as any continuing involvement with the Gresham manufacturing facility did not carry with it the same risks and rewards as does ownership of the property, nor would any portion of the sales price need to be deferred due to the nature and fair market value pricing of the ancillary agreements entered into as discussed below, as they represent separate earnings processes.

Under the terms of the wafer supply agreement, LSI agreed to purchase $198.8 million in wafers from ON Semiconductor during the period from the date of sale of the Gresham facility in May 2006 to the end of LSI’s second quarter of 2008. Such wafer supply agreements are customary with the sale of large wafer manufacturing facilities and the wafer prices under the agreement represent fair market values. The wafers purchased from ON Semiconductor were to be recognized by LSI as purchases of inventory upon transfer of title of the inventory to LSI

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

from ON Semiconductor. Deliverables under the intellectual property license agreement were completed upon sale of the facility to ON Semiconductor in May 2006. The transition services agreement was short-term in nature and priced separately from the overall sale agreement. Services performed by LSI under this agreement were primarily related to short-term accounting system services and priced at fair market value.

In the fourth quarter of 2007, the wafer supply agreement was amended to increase the total wafer purchase amount by $3.8 million to a total of $202.6 million and to extend the wafer supply agreement ending date to the fourth quarter of 2008. In September 2008, this wafer supply agreement was further amended to extend the ending period for the commitment to the end of LSI’s second quarter of 2009.

Note 3 —	Stock-Based Compensation and Common Stock

On January 1, 2006, the Company adopted the fair value recognition provisions of FAS 123R, “Share-Based Payments,” using the modified prospective transition method. In accordance with the modified prospective transition method, the Company began recognizing compensation expense for all share-based awards granted on or after January 1, 2006, plus unvested awards granted prior to January 1, 2006. Under this method of implementation, no restatement of prior periods has been made. The cumulative effect of adopting FAS 123R was not significant.

Description of the Company’s Equity Compensation Plans

At the Company’s annual meeting on May 14, 2008, the stockholders approved amendments to the 2003 Equity Incentive Plan (“2003 Plan”) and the Employee Stock Purchase Plan (“US ESPP”). The principal changes to the 2003 Plan were:

•	Making a total of 45 million shares available for future grants under the 2003 Plan after May 14, 2008. Of that amount, 15 million shares are available for grants of restricted stock and restricted stock units;

•	Allowing non-employee directors to be eligible to participate in the 2003 Plan;

•	Including stock appreciation rights as a permitted type of award under the 2003 Plan;

•	Increasing the limits on the size of awards that can be granted under the 2003 Plan to any person in one year from two million to four million shares for stock options and from 0.5 million to one million shares for restricted stock and restricted stock units; and

•	Allowing incentive stock options to be granted under the 2003 Plan until May 14, 2018.

The Company will no longer award stock options, stock appreciation rights, restricted stock or restricted stock units under any other existing plans.

The principal changes to the US ESPP were:

•	Making a total of 25 million shares available for purchase under the US ESPP after May 14, 2008;

•	Consolidating the Company’s International Employee Stock Purchase Plan (“IESPP”, and together with the US ESPP, the “ESPP”) into the US ESPP; and

•	Extending the term of the US ESPP through May 14, 2018.

2003 Plan:

Under the 2003 Plan, the Company may grant stock options, restricted stock units and stock appreciation rights to employees, officers, non-employee directors and consultants with an exercise price that is no less than the fair market value of the stock on the date of grant. No participant may be granted stock options covering more than four million shares of stock or more than one million shares of restricted stock and restricted stock units in any year. The

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

term of each option or restricted stock unit is determined by the Board of Directors or its delegate and, for option grants on or after February 12, 2004, is generally seven years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant. As of December 31, 2008, the 2003 Plan had approximately 38.5 million common shares available for future grants.

Employee Stock Purchase Plan:

Under the ESPP, rights are granted to LSI employees to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of a 12-month offering period or the end of each six-month purchase period within such an offering period. The maximum number of shares that can be purchased in a single purchase period is 1,000 shares per employee. As of December 31, 2008, there were approximately 23.5 million shares available for future purchase under the ESPP.

Sales under the ESPP in 2008, 2007 and 2006 were approximately 4.6 million, 4.0 million and 3.6 million shares of common stock at an average price of $3.80, $6.03 and $6.69 per share, respectively.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to the Company’s stock options, ESPP and restricted stock unit awards for the years ended December 31, 2008, 2007 and 2006. Stock-based compensation costs capitalized to inventory and software for the years ended December 31, 2008, 2007 and 2006 were not significant.

	Year Ended December 31,
Stock-based Compensation Expense Included In:	2008	2007	2006
	(In thousands)

Cost of revenues	$9,269	$10,711	$6,903
Research and development	29,214	31,743	17,397
Selling, general and administrative	33,800	34,813	22,749

Total stock-based compensation expense	$72,283	$77,267	$47,049

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

Stock Options:

The fair value of each option grant is estimated on the date of grant using a reduced form calibrated binomial lattice model (the “lattice model”). This model requires the use of historical data for employee exercise behavior and the use of assumptions outlined in the following table:

	Year Ended December 31,
	2008	2007	2006

Weighted average estimated grant date fair value per share	$2.04	$3.05	$3.30
Weighted average assumptions in calculation:
Expected life (years)	4.36	4.29	4.33
Risk-free interest rate	2.51%	4.50%	4.78%
Volatility	52%	47%	48%

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the lattice model. The expected life of employee stock options is affected by all of the underlying assumptions and calibration of the Company’s model.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

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

The lattice model assumes that employees’ exercise behavior is a function of the option’s remaining vested life and the extent to which the option is in-the-money. The lattice model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations for all past option grants made by the Company since the initial public offering.

Because stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

The following table summarizes changes in stock options outstanding during each of the years ended December 31, 2008, 2007 and 2006 (share amounts in thousands):

	Year Ended December 31,
	2008		2007		2006
		Weighted Average		Weighted Average		Weighted Average
	Number of	Exercise Price	Number of	Exercise Price	Number of	Exercise Price
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Options outstanding at January 1	100,242	$16.12	56,750	$11.92	70,618	$13.21
Options assumed in Agere Acquisition	—	—	48,884	22.41	—	—
Options canceled	(29,074)	(21.41)	(17,295)	(15.56)	(16,130)	(18.02)
Options granted	18,627	5.68	15,628	8.61	7,781	9.17
Options exercised	(4,682)	(5.41)	(3,725)	(5.91)	(5,519)	(6.71)

Options outstanding at December 31	85,113	$12.62	100,242	$16.12	56,750	$11.92

Options exercisable at December 31	49,446	$16.72	67,124	$20.12	35,638	$14.29

For the options outstanding and exercisable as of December 31, 2008, the weighted average remaining contractual term was 4.09 and 3.04 years, respectively, and the average intrinsic value was $0.1 million and $0.02 million, respectively.

As of December 31, 2008, the total unrecognized compensation expense related to nonvested stock options, net of estimated forfeitures, was $81.9 million and is expected to be recognized over the next 2.6 years on a weighted average basis. The total intrinsic value of options exercised in 2008 was $7.2 million. Cash received from stock option exercises was $25.3 million in 2008.

The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well a number of highly complex and subjective

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

assumptions. The Company uses third-party consultants to assist in developing the assumptions used in, as well as calibrating, the lattice model. The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards.

Employee Stock Purchase Plan:

Compensation expense for the Company’s ESPP is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. For disclosure purposes, the assumptions that went into the calculation of fair value for the May and November 2008, 2007 and 2006 grants were as follows:

	Year Ended December 31,
	2008	2007	2006

Weighted average estimated grant date fair value per share	$1.37	$2.09	$2.92
Weighted average assumptions in calculation:
Expected life (years)	0.8	0.7	0.7
Risk-free interest rate	1%	4%	5%
Volatility	84%	42%	35%

Cash received from ESPP issuances was $17.6 million in 2008.

Restricted Stock Awards:

Under the 2003 Plan, the Company may grant restricted stock and restricted stock unit awards. No participant may be granted more than a total of one million shares of restricted stock or restricted stock units in any year. The Company typically grants restricted stock units. The vesting requirements for restricted stock units are determined at the time of grant, and typically vesting of restricted stock units is subject to the employee’s continuing service to the Company. The cost of these awards is determined using the fair value of the Company’s common stock on the date of grant and compensation expense is recognized over the vesting period on a straight-line basis.

The following table summarizes changes in restricted stock units outstanding during each of the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	Number of Shares
	(In thousands)

Non-vested shares at January 1	9,177	1,910	2,375
Assumed in Agere Acquisition	—	9,141	—
Granted	1,779	4,337	733
Vested	(4,026)	(5,555)	(928)
Forfeited	(539)	(656)	(270)

Non-vested shares at December 31	6,391	9,177	1,910

The following table summarizes restricted stock units granted during the years ended December 31, 2008, 2007 and 2006 (share amounts in thousands):

	Year Ended December 31,
	2008		2007		2006
		Weighted Average		Weighted Average		Weighted Average
	Number of	Grant Date Fair	Number of	Grant Date Fair	Number of	Grant Date Fair
	Shares	Value per Share	Shares	Value per Share	Shares	Value per Share

Restricted stock units granted	1,779	$5.02	4,337	$8.20	733	$9.45

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

As of December 31, 2008, the total unrecognized compensation expense related to restricted stock units, net of estimated forfeitures, was $39.5 million and is expected to be recognized over the next 1.7 years on a weighted average basis. The fair value of shares vested during the year ended December 31, 2008 was $18.6 million.

As of December 31, 2008, there were a total of approximately 130.0 million shares of common stock reserved for issuance upon exercise of outstanding options and upon vesting of outstanding restricted stock units and for use in connection with future equity awards under the 2003 plan.

Income Taxes:

In November 2005, the FASB issued FASB Staff Position No. FAS 123R-3 (“FSP 123R-3”), “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected the alternative transition method (short-cut method) as set forth in the FSP 123R-3. In addition, in accordance with FAS 123R, SFAS No. 109 (“FAS 109”), “Accounting for Income Taxes,” and EITF Topic D-32, “Intraperiod Tax Allocation of the Effect of Pretax Income from Continuing Operations,” the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company.

The Company records its stock-based compensation expense in multiple jurisdictions. In jurisdictions where an income tax deduction is allowed and an income tax benefit is realizable, the Company has recognized an income tax benefit. In jurisdictions where an income tax deduction is not allowed or where an income tax benefit is not realizable, an income tax benefit has not been recognized.

Common Stock

Stock Repurchase Programs:

On December 4, 2006, the Company announced that its Board of Directors had authorized a stock repurchase program of up to $500.0 million worth of shares of the Company’s common stock and terminated the prior stock repurchase program authorized by the Board of Directors on July 28, 2000. In July 2007, the Company completed the repurchase program announced on December 4, 2006. On August 20, 2007, the Company announced that its Board of Directors had authorized a repurchase program of up to an additional $500.0 million worth of shares of the Company’s common stock. During the year ended December 31, 2008, the Company repurchased 44.6 million shares for $229.2 million in cash, which together with the repurchases in 2007, effectively completed the authorization announced on August 20, 2007. The repurchased shares were retired immediately after the repurchases were complete. Retirement of the repurchased shares is recorded as a reduction of common stock and additional paid-in-capital.

Stock Purchase Rights:

In November 1988, the Company implemented a plan to protect stockholder value in the event of a proposed takeover of the Company. Under the plan, each share of the Company’s outstanding common stock carried one Preferred Share Purchase Right. Each Preferred Share Purchase Right entitled the holder, under certain circumstances, to purchase one-thousandth of a share of Preferred Stock of the Company or its acquirer at a discounted price. The plan expired in 2008.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Note 4 —	Business Combinations

During 2008, the Company completed one acquisition accounted for under the purchase method of accounting. During 2007 and 2006, the Company made three and two acquisitions, respectively. Set forth below is information about material acquisitions (dollars in millions):

2008

Entity Name or Type of Technology;		Total		Fair Value of		Amortizable	In-Process
Segment Included in;	Acquisition	Purchase	Type of	Other Assets		Intangible	Research and
Description of Acquired Business	Date	Price	Consideration	Acquired	Goodwill	Assets	Development
(Dollars in millions)

HDD semiconductor business of Infineon; Semiconductor segment; Silicon solutions for hard disk drive makers	April 25, 2008	$95.1	Cash	$10.3	$6.6	$78.2	None

2007

				Fair Value of
Entity Name;		Total		Tangible Net		Amortizable	In-Process
Segment Included in;	Acquisition	Purchase	Type of	Assets		Intangible	Research and
Description of Acquired Business	Date	Price	Consideration	Acquired	Goodwill	Assets	Development
		(Dollars in millions)

Tarari, Inc.; Semiconductor segment; Silicon and software solutions for security and network control	October 3, 2007	$93.0	Cash	$6.3	$57.4	$23.3	$6.0
Agere Systems Inc.; Semiconductor segment; Integrated circuit solutions for communications and computing applications	April 2, 2007	$3,720.1	368 million shares of LSI common stock	$231.8	$1,584.2	$1,727.7	$176.4
SiliconStor, Inc.; Semiconductor segment; Silicon solutions for enterprise storage network based on SAS and FC-SATA	March 13, 2007	$56.4	Cash	$1.5	$37.8	$10.6	$6.5

2006

				Fair Value of
Entity Name;		Total		Tangible Net		Amortizable	In-Process
Segment Included in;	Acquisition	Purchase	Type of	(Liabilities)		Intangible	Research and
Description of Acquired Business	Date	Price	Consideration	Acquired	Goodwill	Assets	Development
		(Dollars in millions)

StoreAge Networking Technologies, Ltd.; Storage segment; SAN storage management and multi-tiered data protection software applications	November 21, 2006	$47.4	Cash	$(4.6)	$6.1	$43.5	$2.4

Metta Technology; Semiconductor segment; Next generation digital video	November 10, 2006	$6.7	Cash	$(0.6)	Not applicable — asset purchase	$5.4	$1.9

Acquisition of Hard Disk Drive Semiconductor Business of Infineon

On April 25, 2008, the Company completed the acquisition of the assets of the hard disk drive (“HDD”) semiconductor business of Infineon. The acquisition was intended to enhance the Company’s competitive position in the desktop and enterprise HDD space. The acquisition was accounted for under the purchase method of accounting. Accordingly, the estimated fair value of assets acquired and liabilities assumed and the results of

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

operations of the acquired business were included in our financial statements from the effective date of the acquisition.

In connection with the acquisition, the Company also entered into additional agreements with Infineon, including a supply agreement and a transition service agreement. Under the terms of the supply agreement, Infineon was to provide the Company operations handling and wafer supply services for a period of up to six months from the date of acquisition. These services are priced separately and at fair market values. Under the terms of the transition services agreement, Infineon provides the Company engineering services in support of the existing HDD business products through December 31, 2009. These services are priced separately and at fair market values.

The following table sets forth the components of the identifiable intangible assets associated with this acquisition, which are being amortized over the estimated usage periods:

		Weighted
	Fair Value	Average Life
	(In millions)	(In years)

Current technology	$46.5	4
Customer base	31.7	5

Total acquired identifiable intangible assets	$78.2

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

The merger was accounted for as a purchase. Accordingly, the results of operations of Agere and the estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements from the acquisition date.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The following table sets forth the total purchase price of the acquisition (in thousands):

Fair value of LSI common shares issued	$3,647,021
(a) Fair value of stock awards assumed	218,713
(b) Fair value of unvested stock awards assumed	(168,555)

(a) — (b) Fair value of the vested options assumed	50,158
Direct transaction costs	22,970

Total estimated purchase price	$3,720,149

Purchase Price Allocation:

The allocation of the purchase price to Agere’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed was allocated to goodwill. None of the goodwill recorded is expected to be deductible for tax purposes except the tax deductible goodwill LSI inherited from Agere. The purchase price was allocated as follows as of April 2, 2007 (in thousands):

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

The following table sets forth the components of the identifiable intangible assets, which are being amortized over their estimated useful lives, some on a straight-line basis and others on an accelerated basis:

		Weighted
Identifiable Intangible Assets	Fair Value	Average Life
	(In thousands)	(In years)

Current technology	$844,500	8.5
Customer base	513,000	10
Patent licensing	317,200	10
Order backlog	53,000	0.5

Total acquired identifiable intangible assets	$1,727,700

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Acquired In-Process Research and Development

The Company recorded acquired in-process research and development, or IPR&D, charges of $188.9 million and $4.3 million for the years ended December 31, 2007 and 2006, respectively. There were no IPR&D charges recorded in the year ended December 31, 2008. The following table summarizes the details of IPR&D by acquisition (dollars in millions).

2007:

		Estimated Cost To			Revenue Projections
Entity Name	IPR&D	Complete		Discount Rate	Extended Through

Tarari, Inc.	$6.0	$2.9		22.7%	2013
Agere Systems Inc.:
Storage — read channel and preamps	$36.2	$17.8		13.8%	2016
Mobility — HSPDA for 3G	$31.2	—	*	13.8%	—
Networking — modems, Firewire, serdes, media gateway, VoIP, network processors, Ethernet, mappers and framers	$109.0	$68.0		13.8%	2021
SiliconStor, Inc.	$6.5	$4.4		27.0%	2017

*	During the fourth quarter of 2007, the Company sold the Mobility Products Group and therefore no costs will be incurred to complete the acquired Mobility-HSPDA for 3G project.

2006:

			Revenue Projections
Entity Name	IPR&D	Discount Rate	Extended Through

StoreAge Networking Technologies, Ltd	$2.4	28%	2013
Metta Technology	$1.9	Not applicable, used cost approach	Not applicable, used cost approach

The Company’s methodology for allocating the purchase price in purchase acquisitions to IPR&D involves established valuation techniques in the high-technology industry. The fair value of each project in process is determined by discounting forecasted cash flows directly related to the products expected to result from the subject research and development once commercially feasible, net of returns on contributory assets including working capital, fixed assets, customer relationships, trade name, and assembled workforce. The net cash flows from the identified projects are based on estimates of revenues, cost of revenues, research and development costs, selling, general and administrative costs and applicable income taxes for the projects. Total revenues for the projects are expected to extend through the dates noted in the table above. These projections are based on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions by the Company and its competitors.

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

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

IPR&D is expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

For the Metta acquisition, a variation of a cost approach was used to value the in-process technologies. This approach takes into account the cost to replace (or reproduce) the asset and the effect on the asset’s value of physical, functional and/or economic obsolescence that has occurred with respect to the asset.

The actual development timelines and costs were in line with original estimates as of December 31, 2008. However, development of the technology remains a substantial risk to the Company due to factors including the remaining effort to achieve technical feasibility, rapidly changing customer needs and competitive threats from other companies. Failure to bring these products to market in a timely manner could adversely affect sales and profitability of the Company in the future. Additionally, the value of other intangible assets acquired may become impaired.

Pro Forma Results (Unaudited)

The following pro forma summary combines the results of operations of the Company and Agere as if Agere had been acquired as of the beginning of the earliest period presented. Pro forma statements of earnings information for the remaining acquisitions have not been presented because the effect of these acquisitions on the Company’s results of operations was not material either on an individual or aggregate basis. The summary is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or results that actually would have been realized had the Company and Agere been a consolidated entity during the periods presented.

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

Pension and Post-Retirement Benefit Plans

The Company has pension plans covering substantially all former Agere U.S. employees, excluding management employees hired after June 30, 2003. Retirement benefits are offered under a defined benefit plan and are based on either an adjusted career average pay or dollar per month formula or on a cash balance plan. The cash balance plan provides for annual company contributions based on a participant’s age and compensation and interest on existing balances and covers employees of certain companies acquired by Agere since 1996 and management employees hired after January 1, 1999 and before July 1, 2003. The Company also has a non-qualified supplemental pension plan in the U.S. that provides benefits based on compensation in excess of amounts that can be considered under a tax qualified plan. The Company also has post-retirement benefit plans that include healthcare benefits and life insurance coverage for former Agere employees. Participants in the cash balance plan and management

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

employees hired after June 30, 2003 are not entitled to Company paid benefits under the post-retirement benefit plans. The Company also has pension plans covering certain international employees.

Effective April 6, 2009, the Company will freeze the U.S. management pension plan. Active participants under the adjusted career average pay plan will not earn any future accruals after that date. Active participants under the cash balance plan will not earn any future service accruals, but will continue to earn 4% interest per year on their cash balance accounts. Effective January 1, 2009, the Company will no longer provide postretirement medical benefits. Third-party insurance companies will directly provide a voluntary non-employer fully insured plan for pre-65 and post-65 retirees. The liability as of December 31, 2008 for the postretirement medical plan represents management’s best estimate for runoff claims from 2008.

Net Periodic Benefit Cost/(Credit):

The following table sets forth the components of the net periodic benefit credit for the years ended December 31, 2008 and 2007. The amounts reported for the year ended December 31, 2007 reflect costs from the merger date of April 2, 2007:

	Year Ended December 31,
	2008		2007
	Pension	Post-retirement	Pension	Post-retirement
	Benefits	Benefits	Benefits	Benefits
	(In thousands)

Service cost	$5,694	$101	$5,523	$118
Interest cost	75,016	3,024	55,361	2,776
Expected return on plan assets	(82,575)	(5,033)	(62,804)	(3,669)
Amortization of prior service cost	39	—	—	—
Net actuarial gain recognized	(5)	(119)	—	(12)

Net periodic benefit credit	(1,831)	(2,027)	(1,920)	(787)
Curtailment gain*	(771)	(2,652)	(414)	(281)
Settlement credit	(32)	—	—	—

Total benefit cost/(credit)	$(2,634)	$(4,679)	$(2,334)	$(1,068)

*	The curtailments in 2008 reflect a pension plan freeze effective April 6, 2009, and the termination of the post-retirement medical plan effective January 1, 2009. The settlement in 2008 reflects accelerated recognition of gains resulting from lump sum distributions from the supplemental pension plan. The curtailments in 2007 reflect accelerated recognition of gains resulting from the sale of the Mobility Products Group.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Benefit Obligation:

The following table sets forth a reconciliation of beginning and ending balances of the benefit obligation during each of the years ended December 31, 2008 and 2007. The measurement date is December 31 for each of the years presented below.

	Year Ended December 31,
	2008		2007
	Pension	Post-retirement	Pension	Post-retirement
	Benefits	Benefits	Benefits	Benefits
		(In thousands)

Benefit obligation at January 1	$1,194,302	$56,123	$4,666	$—
Benefit obligation assumed at April 2, 2007 (Agere merger date)	—	—	1,269,441	72,987
Service cost	5,694	101	5,523	118
Interest cost	75,016	3,024	55,361	2,776
Employee contributions	—	9,375	—	6,924
Amendments	(13,683)	322	170	—
Actuarial (gain)/loss	8,569	(265)	(68,861)	(6,037)
Benefits paid	(99,439)	(27,597)	(73,942)	(20,364)
Curtailments	—	—	1,944	(281)

Benefit obligation at December 31	$1,170,459	$41,083	$1,194,302	$56,123

The pension benefit obligations as of December 31, 2008 and 2007 include $12.6 million and $8.3 million for the Company’s international plans, respectively.

Fair Value of Plan Assets:

The following table sets forth a reconciliation of beginning and ending balances of the fair value of plan assets during each of the years ended December 31, 2008 and 2007, measurement dates:

	Year Ended December 31,
	2008		2007
	Pension	Post-retirement	Pension	Post-retirement
	Benefits	Benefits	Benefits	Benefits
	(In thousands)

Fair value of plan assets at January 1	$1,061,420	$65,754	$1,144	$—
Fair value of plan assets obtained at April 2, 2007 (Agere merger date)	—	—	1,073,580	63,206
Actual gain/(loss) on plan assets	(252,088)	(9,583)	58,595	3,514
Employer contributions	10,968	16,832	2,113	12,474
Employee contributions	—	9,375	—	6,924
Benefits paid	(99,385)	(27,597)	(73,928)	(20,364)
Settlements	—	—	(84)	—

Fair value of plan assets at December 31	$720,915	$54,781	$1,061,420	$65,754

The fair value of plan assets as of December 31, 2008 and 2007 includes $3.8 million and $2.2 million of assets of the Company’s international pension plans, respectively. The Company contributed a total of $8.4 million to the management plan, $2.0 million to supplemental plan, and $0.6 million to the international pension plan for the year

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

ended December 31, 2008. The Company contributed $2.1 million principally from other assets to the supplemental pension plan during the period between April 2, 2007 and December 31, 2007. The significant decline in equity security prices during 2008 resulted in significant losses to asset values.

Funded Status of the Plans:

The following table sets forth, as of December 31, 2008 and 2007, the funded status of the plans, which is the fair value of plan assets less benefit obligations.

	December 31,
	2008		2007
	Pension	Post-retirement	Pension	Post-retirement
	Benefits	Benefits	Benefits	Benefits
	(In thousands)

Funded status of the plans	$(449,544)	$13,698	$(132,882)	$9,631

The year-over-year funded status for the pension plans deteriorated principally due to the significant decline in the fair value of the assets of the plans. As of December 31, 2008 and 2007, the accumulated benefit obligations for the pension plans were $1,164.3 million and $1,174.5 million, respectively, and included $6.4 million and $6.9 million for the Company’s international plans, respectively.

Plans with Projected Benefit Obligation and Accumulated Benefit Obligation in excess of Plan Assets:

	December 31,
	2008	2007
	Pension Benefits
	(In thousands)

Projected benefit obligation	$1,170,459	$1,194,302
Accumulated benefit obligation	$1,164,291	$1,174,492
Fair value of plan assets	$720,915	$1,061,420

Plans with Accumulated Benefit Obligation in excess of Plan Assets:

	December 31,
	2008		2007
	Health Benefits
	(In thousands)

Accumulated benefit obligation		$3,200	$18,963
Fair value of plan assets	$	N/A	$—

Plans with Accumulated Benefit Obligation less than Plan Assets:

	December 31,
	2008	2007
	Group Life Benefits
	(In thousands)

Accumulated benefit obligation	$37,883	$37,160
Fair value of plan assets	$54,781	$65,754

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The following table sets forth amounts recognized in the balance sheet for the plans as of December 31, 2008 and 2007:

	December 31,
	2008		2007
	Pension	Post-retirement	Pension	Post-retirement
	Benefits	Benefits	Benefits	Benefits
	(In thousands)

Non-current assets	$—	$16,898	$—	$28,594
Current liabilities	(1,040)	(3,200)	(789)	(16,771)
Non-current liabilities	(448,504)	—	(132,093)	(2,192)

Net (liability)/asset	$(449,544)	$13,698	$(132,882)	$9,631

Accumulated Other Comprehensive (Income)/Loss:

The following table sets forth amounts recognized in accumulated other comprehensive income or loss related to pension and post-retirement plans as of December 31, 2008 and 2007:

	December 31,
	2008		2007
	Pension	Post-retirement	Pension	Post-retirement
	Benefits	Benefits	Benefits	Benefits
	(In thousands)

Net prior service cost	$405	$—	$170	$—
Net actuarial (gain)/loss	268,733	11,574	(62,219)	(5,871)

Accumulated other comprehensive (income)/loss	269,138	11,574	(62,049)	(5,871)
Tax	23,813	2,309	23,813	2,309

Accumulated other comprehensive (income)/loss, net of tax	$292,951	$13,883	$(38,236)	$(3,562)

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The following table sets forth changes in accumulated other comprehensive income or loss related to pension and post-retirement plans for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008		2007
	Pension	Post-retirement	Pension	Post-retirement
	Benefits	Benefits	Benefits	Benefits
	(In thousands)

Accumulated other comprehensive (income)/loss at January 1	$(38,236)	$(3,562)	$—	$—
Recognized during period — Prior service cost	(170)	—	—	—
Recognized during period — Actuarial (gain)/loss	(12,709)	3,093	—	12
Occurring during period — Prior service cost	405	—	170	—
Occurring during period — Actuarial (gain)/loss	343,605	14,352	(64,662)	(5,883)
Other adjustments	56	—	2,443	—

Accumulated other comprehensive (income)/loss at December 31	292,951	13,883	(62,049)	(5,871)
Tax	—	—	23,813	2,309

Accumulated other comprehensive (income)/loss at December 31, net of tax	$292,951	$13,883	$(38,236)	$(3,562)

The estimated prior service cost and net actuarial gain for the pension plans that will be amortized from accumulated other comprehensive income into pension cost for the year ending December 31, 2009 are $47.4 thousand and $99.8 thousand, respectively. For the post-retirement benefit plans, the Company does not expect amortization of either net actuarial gain or loss or prior service cost to be recognized.

Actuarial Assumptions:

The Company reassesses its benefit plan assumptions on a regular basis. The actuarial assumptions for the principal pension and post-retirement plans for 2008 and 2007 are as follows:

	Year Ended December 31,
	2008			2007
	Pension	Post-retirement	Post-retirement	Pension	Post-retirement	Post-retirement
	Benefits	Health Benefits	Life Benefits	Benefits	Health Benefits	Life Benefits

Discount rate to determine net periodic cost (before/after curtailment cost)	6.50%	6.50%	6.50%	6.00/6.25%(a)	6.00/6.25%(b)	6.00/6.25%
Discount rate to determine the benefit obligation as of December 31	6.50%	6.50%	6.50%	6.50%	6.50%	6.50%
Rate of compensation increase	4.00%	N/A	4.00%	4.00%	N/A	4.00%
Expected average rate of return on plan assets	8.25/8.00%(c)	N/A	7.75%	8.25%/8.00%(c)	N/A	7.75%

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

(a)	Management Plans only; Represented and Non-Qualified Plans’ rate was 6.00%.

(b)	Management Plans only; Represented Plan rate was 6.00%.

(c)	Management/Represented Plan; Rates vary by plan.

The October 2007 sale of the Mobility Products Group triggered curtailment and settlement accounting. This business resizing resulted in a mid-year re-measurement of the pension and post-retirement benefit obligations, which used the prevailing interest rate at that time.

For the years ended December 31, 2008 and 2007, the healthcare cost-trend assumption has no impact on the total service and interest cost components and on the post-retirement benefit obligation since costs under the plans are in excess of the plan’s defined maximum contribution that is being enforced by the Company.

Plan Asset Allocation:

The following table sets forth the plan asset allocations as of December 31, 2008 and 2007:

	December 31,
	2008		2007
	Pension	Post-retirement	Pension	Post-retirement
	Benefits	Benefits	Benefits	Benefits

Equity Securities	48%	40%	53%	40%
Debt Securities	52%	60%	47%	60%

The long-term rates of return on assets were based on the asset mix of the portfolios. The rates used are adjusted for any current or anticipated shifts in the investment mix of the plans. The rates also factor in the historic performance of the plans’ assets. The unprecedented losses during 2008 are viewed as an exception to the expected long-term rates.

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

The weighted average investment portfolio allocation for the Company’s U.S. management and represented pension plans as of December 31, 2008 was 48% in equity and 52% in debt investments as compared to the target investment portfolio allocation of 53% equity and 47% debt. The weighted average investment portfolio allocation for the Company’s U.S. management and represented pension plans as of December 31, 2007 was 53% in equity and 47% in debt investments as compared to the target investment portfolio allocation of 53% equity and 47% debt. The portfolio’s equity weighting is consistent with the long-term nature of the plans’ benefit obligations.

For the years ended December 31, 2008 and 2007, the Company used an expected rate of return on plan assets of 8.25% and 8.00% for the management and represented pension plans, respectively, consistent with the target investment portfolio allocation. For the Company’s U.S. post- retirement benefit plans, it used a weighted-average long-term rate of return on assets of 7.75%.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Benefit Payments:

The following table reflects the benefit payments, which include expected future service, that the Company expects the plans to pay in the periods presented:

	Pension	Post-retirement
	Benefits	Benefits
	(In thousands)

Year ending December 31, 2009	$87,777	$4,464
Year ending December 31, 2010	$86,299	$1,366
Year ending December 31, 2011	$85,837	$1,470
Year ending December 31, 2012	$85,834	$1,576
Year ending December 31, 2013	$85,792	$1,686
Year ending December 31, 2014 through December 31, 2018	$428,991	$10,226

The Company expects to contribute approximately $20.0 million to $59.0 million to its pension plans and $3.2 million to its post-retirement benefit plans during the year ending December 31, 2009.

LSI 401(k) Defined Contribution Plan:

Eligible employees in the U.S. may participate in the LSI Corporation 401(k) Plan (“LSI 401(k) Plan”). In 2007, separate plans applied for former LSI and former Agere employees. Effective January 1, 2008, all employees participated in the LSI 401(k) Plan. The Company provided a matching contribution of a fixed percentage of eligible compensation contribution by employees and may make an additional variable matching contribution based on the Company’s performance. Company contributions to the 401(k) plans were $20.0 million, $14.3 million and $13.0 million during the years ended December 31, 2008, 2007 and 2006, respectively. Effective April 6, 2009, the Company will temporarily suspend its matching contributions.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Note 6 —	Balance Sheet Detail

The following table shows the details of the Company’s balance sheet items as of December 31, 2008 and 2007:

	December 31,
	2008	2007
	(In thousands)

Inventories:
Raw materials	$44,208	$30,023
Work-in-process	52,242	95,262
Finished goods	124,085	115,557

Total inventories	$220,535	$240,842

Prepaid expenses and other current assets:
Assets held for sale	$17,278	$26,103
Prepaid expenses and other current assets	138,536	121,648

Total prepaid expenses and other current assets	$155,814	$147,751

Property and equipment:
Land	$38,101	$37,900
Buildings and improvements	107,309	104,931
Equipment	381,826	373,663
Furniture and fixtures	24,857	28,648
Leasehold improvements	38,055	36,058
Construction in progress	12,329	8,712

Property and equipment, gross	602,477	589,912
Accumulated depreciation	(366,514)	(360,180)

Property and equipment, net	$235,963	$229,732

Other assets:
Software, net	$93,170	$75,665
Investment in equity securities (Note 8)	46,707	39,779
Debt issuance costs, net	2,185	3,748
Other assets	101,088	130,161

Total other assets	$243,150	$249,353

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

	December 31,
	2008	2007
	(In thousands)

Other accrued liabilities:
Accrued expenses	$151,446	$153,786
Warranty reserve	12,238	14,734
Restructuring reserves	42,662	109,167
Sales tax payable and other	24,099	16,578
Interest payable	2,712	4,078

Total other accrued liabilities	$233,157	$298,343

Other non-current liabilities:
Other long-term tax-related liabilities	$64,538	$69,231
Restructuring reserves	30,007	12,418
Other long-term liabilities	16,525	26,494

Total other non-current liabilities	$111,070	$108,143

Accumulated other comprehensive income:
Net unrealized gain on available-for-sale securities, net of tax	$2,680	$1,828
Net unrealized loss on cash flow hedges, net of tax	(905)	—
Actuarial gain/(loss) on pension and post retirement plans, net of tax	(306,834)	41,798
Foreign currency translation adjustments	41,489	20,665

Total accumulated other comprehensive income/(loss)	$(263,570)	$64,291

Depreciation for property and equipment totaling $61.9 million, $60.2 million and $30.0 million was included in the Company’s results of operations for the years ended December 31, 2008, 2007 and 2006, respectively.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Note 7 —	Intangible Assets And Goodwill

Intangible Assets

Intangible assets by reportable segment were comprised of the following:

	December 31,
	2008		2007
	Gross	Accumulated	Gross	Accumulated
	Carrying Amount	Amortization	Carrying Amount	Amortization
		(In thousands)

Semiconductor:
Current technology	$894,808	$(524,120)	$848,656	$(298,525)
Trademarks	26,657	(26,657)	26,730	(26,272)
Customer base	399,508	(160,925)	367,808	(20,761)
Non-compete agreements	1,949	(1,888)	1,949	(1,165)
Existing purchase orders	200	(200)	200	(200)
Supply agreement	100	(100)	100	(100)
Patent licensing	312,800	(63,243)	313,800	(27,183)
Order backlog	41,300	(41,300)	41,300	(41,300)
Workforce	3,567	(1,258)	3,567	(661)
Trade names	2,248	(2,248)	2,248	(94)

Subtotal	1,683,137	(821,939)	1,606,358	(416,261)

Storage Systems:
Current technology	164,339	(136,104)	164,339	(130,361)
Trademarks	7,150	(7,150)	7,150	(7,149)
Customer base	5,010	(5,010)	5,010	(5,010)
Non-compete agreements	1,600	(1,600)	1,600	(1,156)
Supply agreement	8,147	(8,147)	8,147	(8,147)
Trade names	800	(238)	800	(124)

Subtotal	187,046	(158,249)	187,046	(151,947)

Total intangible assets	$1,870,183	$(980,188)	$1,793,404	$(568,208)

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The following table sets forth amortization expense and the weighted average lives of intangible assets for the years ended December 31, 2008, 2007 and 2006:

	Weighted	Year Ended December 31,
	Average Lives	2008	2007	2006
	(In months)	(In thousands)

Current technology	57	$135,897	$88,579	$25,129
Trademarks	83	50	855	4,119
Customer base	45	60,731	19,253	2,359
Non-compete agreements	27	1,076	1,662	182
Supply agreement	32	—	775	225
Patent licensing	36	37,059	27,510	—
Order backlog	2	—	53,000	—
Workforce	72	596	596	65
Trade names	75	488	208	10

Total	50	$235,897	$192,438	$32,089

The following table summarizes the estimated annual future amortization expense related to intangible assets as of December 31, 2008:

Amount
(In thousands)

Fiscal Year:
2009	$170,112
2010	155,448
2011	120,699
2012	103,997
2013 and thereafter	339,739

Total	$889,995

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Goodwill

The following table sets forth changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007:

	Semiconductor	Storage Systems
	Segment	Segment	Total
		(In thousands)

Balance as of December 31, 2006	$756,699	$175,624	$932,323
Goodwill acquired during the year*	1,679,437	—	1,679,437
Adjustment to goodwill acquired in a prior year for the resolution of a pre-acquisition income tax contingency	(3,230)	—	(3,230)
Reduction in goodwill associated with the sale of MPG	(53,300)	—	(53,300)
Goodwill impairment	(2,019,900)	—	(2,019,900)
Adjustment to goodwill related to changes in estimates of EITF No. 95-3 liabilities initially recorded as of April 2, 2007 and fair value adjustments	(1,012)	—	(1,012)
Adjustment to goodwill related to FASB Interpretation No. 48	(34,767)	—	(34,767)

Balance as of December 31, 2007	$323,927	$175,624	$499,551
Goodwill acquired during the year**	6,624	—	6,624
Adjustment to goodwill acquired in a prior year for a pre-acquisition income tax contingency, net***	33,535	—	33,535
Goodwill impairment	(364,086)	—	(364,086)

Balance as of December 31, 2008	$—	$175,624	$175,624

*	During the year ended December 31, 2007, the Company recorded $37.8 million, $1,584.2 million and $57.4 million of goodwill in connection with the acquisitions of SiliconStor, Agere and Tarari, respectively, in the Semiconductor segment.

**	During the year ended December 31, 2008, the Company recorded $6.6 million of goodwill in connection with the acquisition of Infineon’s HDD semiconductor business.

***	During the year ended December 31, 2008, the Company recorded $39.3 million of goodwill primarily relating to a re-measurement of uncertain tax positions based on new information received during 2008, offset by $5.8 million of income tax refunds.

The Company has historically pursued the acquisition of businesses, which has resulted in significant goodwill and intangible assets. The Company assesses the impairment of identifiable intangibles and related goodwill annually or sooner if events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include the following: (i) significant negative industry or economic trends; (ii) exiting an activity in conjunction with a restructuring of operations; (iii) current, historical or projected losses that demonstrate continuing losses associated with an asset; or (iv) the Company’s market capitalization being less than net book value. When the Company determines that there is an indicator that the carrying value of

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

identifiable intangibles or related goodwill may not be recoverable, the Company measures impairment based on estimates of future cash flows.

The goodwill impairment testing is a two-step process and is performed by reporting unit in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company’s reporting units are Semiconductor and Storage Systems. The first step requires comparing the fair value of each reporting unit to its net book value. If the fair value of the reporting unit is greater than its net book value, there is no impairment. Otherwise, the second step must be completed to measure the amount of impairment. The second step calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step 1. The implied fair value of goodwill determined in step 2 is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.

In determining the fair value of each reporting unit, the Company relies solely on a discounted cash flow analysis. The Company does research and analyzes peer multiples for comparison purposes, but does not rely directly upon such data due to the lack of specific comparability between the peer companies and its reporting units. Instead the Company employs the peer multiple data as a general check on the results of its discounted cash flow analysis. The material assumptions used in performing the discounted cash flow analysis include forecasts of expected future cash flows, including elements such as revenues, cost of sales, operating expenses, tax expenses, working capital, investment and capital expenditures. Key assumptions include expected near and long-term growth rates, as well as expected profitability levels and capital investment. Since the forecasted cash flows of the business, as well as those allocated to individual assets, need to be discounted to present value in order to arrive at estimates of fair value, discount rates must be estimated and applied in the valuation models. These discount rates are based on estimates of a market weighted average cost of capital for each reporting unit, with adjustments made to account for the relative risk of individual assets valued.

In the fourth quarters of 2008 and 2007, the economic conditions in the semiconductor industry deteriorated and the Company’s stock price declined, resulting in the Company’s market capitalization falling below its net book value. Additionally, in the fourth quarter of 2008, the Company’s revenues declined significantly from initial expectations amidst a global economic down turn.

During the fourth quarters of 2008 and 2007, the results of the Company’s analysis indicated that the carrying amounts of goodwill for its Semiconductor reporting unit were no longer recoverable under the first step of the test for impairment. The Company recognized goodwill impairment charges of $364.1 million and $2,019.9 million in the Semiconductor segment during 2008 and 2007, respectively, under the second step of the test for impairment. There was no impairment charge to goodwill in 2006. The Company’s next annual test for the impairment of goodwill is expected to be performed in the fourth quarter of 2009 or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable.

For the years ended December 31, 2008 and 2007, the Company recognized other intangible asset impairment charges of $177.5 million and $1.6 million, respectively, in the Semiconductor segment.

Based upon market conditions in the semiconductor industry in 2008 and 2007, the Company assessed the recoverability of its other intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The assessment of recoverability was based on management’s estimates of undiscounted projected future operating cash flows compared to the net book value of the other intangible assets. In cases where the net book value exceeded undiscounted projected future operating cash flows, an impairment existed. The impairment charge was measured as the difference between the net book value of the other intangible assets and the fair value of such assets. The fair value is determined using a discounted cash flow approach for each asset grouping. Based on the assessment, the Company recorded intangible asset impairment charges of $177.5 million during the three months ended December 31, 2008, of which $98.1 million related to existing technology and $79.4 million related to customer relationships. In 2007, the Company recorded an impairment charge of

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

$1.6 million which related primarily to existing technology. There was no impairment charge of intangible assets for the year ended December 31, 2006.

Note 8 —	Cash, Cash Equivalents And Investments

The following table shows the breakdown of the Company’s cash, cash equivalents and investments as of December 31, 2008 and 2007:

	December 31,
	2008	2007
	(In thousands)

Cash and cash equivalents:
Cash in financial institutions	$77,372	$117,464

Cash equivalents:
Overnight deposits and money market funds	744,430	892,332
Commercial paper	1,085	11,770
U.S. government and agency securities	6,414	—
Asset-backed and mortgage-backed securities	—	3

Total cash equivalents	751,929	904,105

Total cash and cash equivalents	$829,301	$1,021,569

Available-for-sale debt securities:
Asset-backed and mortgage-backed securities	$184,511	$207,290
U.S. government and agency securities	88,504	121,350
Corporate and municipal debt securities	16,826	47,388

Total short-term investments	$289,841	$376,028

Long-term investments in equity securities:
Marketable available-for-sale equity securities	$566	$1,888
Non-marketable equity securities	46,141	37,891

Total long-term investments in equity securities	$46,707	$39,779

Investments in Available-for-Sale Securities

Contractual maturities of available-for-sale debt securities as of December 31, 2008 were as follows (in thousands):

Due within one year	$59,301
Due in 1-5 years	51,469
Due in 5-10 years	20,681
Due after 10 years	158,390

Total	$289,841

The maturities of asset-backed and mortgage-backed securities were allocated based on contractual principal maturities assuming no prepayments.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The following table shows the breakdown of the estimated fair value of the Company’s available-for-sale securities as of December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
		Long-Term		Long-Term
	Short-Term	Marketable	Short-Term	Marketable
	Debt Securities	Equity Securities	Debt Securities	Equity Securities
		(In thousands)

Adjusted cost	$285,994	$155	$374,774	$1,117
Gross unrealized gain	4,961	413	2,622	1,243
Gross unrealized loss	(1,114)	(2)	(1,368)	(472)

Estimated fair value	$289,841	$566	$376,028	$1,888

The following table shows the gross unrealized losses and fair values of the Company’s short-term investments that have been in a continuous unrealized loss position for less than and greater than 12 months, aggregated by investment category as of December 31, 2008:

	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Asset-backed and mortgage-backed securities	$51,502	$544	$9,334	$160
Corporate and municipal debt securities	11,490	410	331	—

Total	$62,992	$954	$9,665	$160

The unrealized losses on the Company’s investments in short-term debt securities were largely due to the reduced levels of liquidity in the debt markets during 2008. The Company frequently monitors the credit quality of its investments in marketable debt securities and, as of December 31, 2008, there were no known material problems with issuer credit quality. Since the unrealized losses were primarily the result of temporary market conditions rather than credit quality, the Company considered these unrealized losses to be temporary as of December 31, 2008.

The Company recognized impairment charges of $14.3 million related to certain available-for-sale debt securities for the year ended December 31, 2008. There were no such impairment charges for available-for-sale debt securities for the years ended December 31, 2007 and 2006.

The Company recognized impairment charges of $1.0 million related to certain marketable available-for-sale equity securities for the year ended December 31, 2008. There were no such impairment charges for available-for-sale equity securities for the years ended December 31, 2007 and 2006.

Net realized gain/(loss) on sales of available-for-sale debt securities were $1.7 million, $(1.6) million and $(1.1) million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company realized a net pre-tax gain of $6.7 million related to the sale of certain marketable available-for-sale equity securities for the year ended December 31, 2006. There were no sales of available-for-sale equity securities for the years ended December 31, 2008 and 2007. Pre-tax gains and losses on securities sold are determined based on the specific identification method and are recorded in interest income and other, net, in the Company’s statements of operations in a respective year.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Note 9 —	Segment And Geographic Information

The Company operates in two reportable segments — the Semiconductor segment and the Storage Systems segment — in which the Company offers products and services for a variety of electronic systems applications. LSI’s products are marketed primarily to OEMs that sell products to the Company’s target end customers.

Summary of Operations by Segment

The following is a summary of operations by segment for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Revenues:
Semiconductor	$1,795,054	$1,778,959	$1,223,130
Storage Systems	882,023	824,684	759,018

Total	$2,677,077	$2,603,643	$1,982,148

Income/(loss) from operations:
Semiconductor	$(658,442)	$(2,539,601)	$96,162
Storage Systems	62,722	48,370	62,145

Total	$(595,720)	$(2,491,231)	$158,307

For the years ended December 31, 2008 and 2007, restructuring of operations and other items, net, were primarily included in the Semiconductor segment. Restructuring of operations and other items, net, for the year ended December 31, 2006 were included in both segments. Depreciation expense for the Semiconductor and Storage Systems segments was $47.3 million and $14.6 million, respectively, for the year ended December 31, 2008, $44.6 million and $15.6 million, respectively, for the year ended December 31, 2007, and $19.7 million and $10.3 million, respectively, for the year ended December 31, 2006.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Significant Customers

The following table summarizes the number of the Company’s significant customers, each of whom accounted for 10% or more of the Company’s revenues, along with the percentage of revenues they individually represent by segment and on a consolidated basis:

	Year Ended December 31,
	2008	2007	2006

Semiconductor segment:
Number of significant customers	1	2	1
Percentage of segment revenues	26%	28%, 12%	19%
Storage Systems segment:
Number of significant customers	3	3	2
Percentage of segment revenues	46%, 14%, 11%	47%, 16%, 11%	47%, 15%
Consolidated:
Number of significant customers	2	2	2
Percentage of consolidated revenues	17%, 16%	19%, 15%	19%, 12%

Information about Geographic Areas

The Company’s significant operations outside the United States include sales offices in Europe, the Middle East and Asia, including Japan. The following is a summary of revenues and long-lived assets by entities located within the indicated geographic areas:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Revenues:
North America*	$737,163	$858,694	$956,696
Asia**	1,359,783	1,401,322	797,174
Europe and the Middle East	580,131	343,627	228,278

Total	$2,677,077	$2,603,643	$1,982,148

	December 31,
	2008	2007
	(In thousands)

Long-lived assets:
North America*	$1,161,760	$1,461,757
Asia**	25,874	30,047
Europe and the Middle East	31,524	38,832

Total	$1,219,158	$1,530,636

*	Primarily the United States.

**	Including Japan.

Long-lived assets consist of net property and equipment, capitalized software and other intangible assets.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Note 10 —	Derivative Instruments

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

The Company enters into forward contracts that are designated as foreign currency cash flow hedges of forecasted payments denominated in currencies other than U.S. dollars. These forward contracts generally have maturities of less than 12 months. Changes in the fair value of the forward contracts attributable to changes in time value are excluded from the assessment of effectiveness and are recognized in interest income and other, net. The effective portion of the forward contracts’ gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion, if any, of the gain or loss is reported in earnings immediately. As of December 31, 2008, the Company held forward contracts designated as foreign currency cash flow hedges of forecasted Euro, Pound Sterling and Indian Rupee payment transactions that were set to expire from one to ten months. For the year ended December 31, 2008, the changes in time value of these forward contracts were not significant. The unrealized losses, net of income taxes, included in accumulated other comprehensive income as of December 31, 2008, which will be reclassified into earnings within next twelve months, were not significant. The Company did not record any gain or loss due to hedge ineffectiveness for the year ended December 31, 2008. The Company did not enter into foreign currency cash flow hedges for the years ended December 31, 2007 and 2006.

The Company enters into foreign exchange forward contracts that are used to hedge certain foreign currency-denominated assets or liabilities that do not qualify for hedge accounting treatment of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the changes in fair value of these hedges are recorded immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged. The Company’s foreign exchange forward contracts related to foreign currency-denominated assets or liabilities generally range from one to three months in original maturity. The related gain and loss included in interest income and other, net, were not significant for the years ended December 31, 2008, 2007, and 2006.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Note 11 —	Debt

The following table sets forth the Company’s convertible subordinated notes outstanding as of December 31, 2008 and 2007:

		Interest	Conversion	December 31,
	Maturity	Rate	Price	2008	2007
				(In thousands)

4% Convertible Subordinated Notes due 2010	2010	4.00%	$13.4200	$350,000	$350,000
6.5% Convertible Subordinated Notes due 2009*	2009	6.50%	$15.3125	243,002	361,660
Accrued debt premium				7,405	8,589

				600,407	720,249
Amortization of accrued debt premium				(5,300)	(2,282)

Total debt				595,107	717,967
Current portion of long-term debt				(245,107)	—

Long-term debt				$350,000	$717,967

*	Upon the completion of merger with Agere, the Company guaranteed Agere’s 6.5% Convertible Subordinated Notes. The carrying value of these notes was adjusted to the fair value of approximately $370.2 million as of April 2, 2007, the purchase date. The accrued debt premium will be fully amortized by December 2009.

As of December 31, 2008, the Company had outstanding $350.0 million of 4% Convertible Subordinated Notes due in May 15, 2010 (“4% Convertible Notes”). Interest on these notes is payable semiannually on May 15 and November 15 of each year. These notes are subordinated to all existing and future senior debt and are convertible at the holder’s option into shares of the Company’s common stock at a conversion price of approximately $13.42 per share at any time prior to maturity. The Company cannot elect to redeem these notes prior to maturity. Each holder of these notes has the right to cause the Company to repurchase all of such holder’s convertible notes at a price equal to 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change to the Company, which includes a transaction or an event such as an exchange offer, liquidation, a tender offer, consolidation, certain mergers or combinations. The merger with Agere did not trigger this right.

As part of the merger with Agere, the Company guaranteed Agere’s 6.5% Convertible Subordinated Notes due December 15, 2009 (“6.5% Convertible Notes”). As of December 31, 2008, the Company had outstanding $243.0 million of these notes. Interest on these notes is payable semiannually on June 15 and December 15 of each year. These notes are unsecured and subordinated obligations and are subordinated in right of payment to all of Agere’s existing and future senior debt. These notes are convertible at the holder’s option into shares of the Company’s common stock at a conversion price of $15.3125 per share, subject to adjustment in certain events, at any time prior to maturity, unless previously redeemed or repurchased. The Company may redeem these notes in whole or in part at any time. The Company may be required to repurchase these notes at a price equal to 100% of their principal amount plus any accrued and unpaid interest if the Company’s stock is no longer approved for public trading, if the Company’s stockholders approve liquidation or if a specified change in control occurs.

During 2008, the Company repurchased $118.6 million of the principal amount of the 6.5% Convertible Notes for $116.6 million in cash. A pre-tax gain of $3.2 million was recognized and included in interest income and other, net, for the repurchase. The pre-tax gain includes the write-off of accrued debt premium proportional to the repurchases.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Aggregate principal payments required on outstanding debt obligations are $243.0 million in 2009 and $350.0 million in 2010.

The Company paid $36.7 million, $37.5 million and $24.9 million in interest during the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, the estimated fair values of the 4% Convertible Notes and the 6.5% Convertible Notes were $330.2 million and $234.5 million, respectively.

Approximately $28.0 million of the proceeds from issuance of the 4% Convertible Notes were used to purchase call spread options (“Call Spread Options”) on the Company’s common stock. The Call Spread Options, including fees and costs, were accounted for as capital transactions. The Call Spread Options cover approximately 26.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 4% Convertible Notes in full. The Call Spread Options are designed to mitigate dilution from conversion of the 4% Convertible Notes in the event that the market price per share of the Company’s common stock upon exercise of the Call Spread Options is greater than $13.42 and is less than or equal to $23.875. The Call Spread Options may be settled at the Company’s option in either net shares or in cash and expire in 2010. Settlement of the Call Spread Options in net shares on the expiration date would result in the Company receiving a number of shares, not to exceed 26.1 million shares, of the Company’s common stock with a value equal to the amount otherwise receivable on cash settlement. Should there be an early unwinding of the Call Spread Options, the amount of cash or net shares potentially receivable by the Company will be dependent upon then existing overall market conditions, and on the Company’s stock price, the volatility of the Company’s stock and the amount of time remaining on the Call Spread Options.

Note 12 —	Fair Value Measurements

FAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FAS 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s financial assets and financial liabilities recorded at fair value have been categorized based upon the following three levels of inputs in accordance with FAS 157:

Level 1 — Unadjusted, quoted prices in active, accessible markets for identical assets or liabilities. The Company’s investments in marketable equity securities and money market funds that are traded in active exchange markets, as well as United States Treasury securities that are highly liquid and are actively traded in over-the-counter markets are classified under level 1.

Level 2 — Observable inputs other than level 1 prices such as quoted prices for similar assets or liabilities in active markets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s investments in U.S. government agency securities, commercial paper, corporate and municipal debt securities and asset-backed and mortgage-backed securities are traded less frequently than exchange-traded securities and are valued using inputs that include quoted prices for similar assets in active markets, and inputs other than quoted prices that are observable for the asset, such as interest rates and yield curves that are observable at commonly quoted intervals. Forward foreign currency contracts traded in the over-the-counter markets are valued using market transactions, or broker quotations. As such, these derivative instruments are classified within level 2.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2008:

	Fair Value Measurements as of December 31, 2008
	Level 1	Level 2	Level 3	Total
	(In thousands)

Short-term investments in debt securities and certain cash equivalents	$664,116	$297,336	—	$961,452
Long-term investments in marketable equity securities	$566	—	—	$566
Rabbi Trust — all invested in money market funds	$9,683	—	—	$9,683

Note 13 —	Income Taxes

The provision for taxes for the years ended December 31, 2008, 2007 and 2006 consisted of the following:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Current:
Federal	$(4,740)	$(25,887)	$220
State	935	5,500	551
Foreign	19,074	31,430	16,765

Total current taxes	15,269	11,043	17,536

Deferred:
Federal	2,365	595	—
State	132	74	—
Foreign	9,934	(386)	(1,854)

Total deferred taxes	12,431	283	(1,854)

Total	$27,700	$11,326	$15,682

The following table summarizes the domestic and foreign components of income or loss before income taxes and minority interest:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Domestic	$(660,554)	$(2,450,376)	$61,382
Foreign	66,001	(25,113)	123,939

Income/(loss) before income taxes and minority interest	$(594,553)	$(2,475,489)	$185,321

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The following table summarizes significant components of the Company’s deferred tax assets and liabilities as of December 31, 2008 and 2007:

	December 31,
	2008	2007
	(In thousands)

Deferred tax assets:
Tax credit carryovers	$364,637	$408,698
Net operating loss carryforwards	1,310,424	1,408,068
Future deductions for purchased intangible assets	288,334	268,007
Depreciation and amortization	127,550	86,993
Future deductions for reserves and other	309,069	311,202
Future deductions for inventory reserves	13,930	16,341

Total deferred tax assets	2,413,944	2,499,309
Valuation allowance	(2,062,718)	(2,025,387)

Net deferred tax assets	351,226	473,922

Deferred tax liabilities:
Gain on unrealized investments	(1,476)	(797)
Tax deductible goodwill	(26,966)	(24,469)
Purchased intangible assets	(345,954)	(462,594)

Total deferred tax liabilities	(374,396)	(487,860)

Total net deferred tax assets/(liabilities)	$(23,170)	$(13,938)

Current and long-term net deferred taxes have been netted to the extent they are in the same tax jurisdiction. Valuation allowances reduce the deferred tax assets to the amount that, based upon all available evidence, is more likely than not to be realized. The deferred tax assets’ valuation allowance is attributed to U.S. federal, state and certain foreign deferred tax assets primarily consisting of reserves, other one-time charges, purchased intangible assets, tax credit carryovers and net operating loss carryovers that could not be benefited under existing carry-back rules. Approximately $102.0 million of the valuation allowance at December 31, 2008 relates to tax benefits of stock option deductions, which will be credited to equity if and when realized.

As of December 31, 2008 and 2007, the Company had a net deferred tax liability of $1.5 million and $0.8 million, respectively, associated with net unrealized gain on available-for-sale securities, which is a component of accumulated other comprehensive income. In 2008, the management changed the intent regarding holding certain investments on a long-term basis and as a result, the deferred tax liability originating from SFAS No. 115 mark-to-market gain is treated as future taxable income in assessing the realizability of the deferred tax assets. As of December 31, 2008 and 2007, the Company recorded net deferred tax liabilities of $27.0 million and $24.5 million, respectively, related to tax-deductible goodwill.

As of December 31, 2008, the Company had federal, state and foreign net operating loss carryovers of approximately $3,195.3 million, $2,233.0 million and $351.2 million, respectively. The federal and state net operating losses began expiring in 2008 and continue to expire until 2028. The foreign net operating losses will expire beginning in 2009. Approximately $3,165.5 million of the federal net operating loss carryover and $1,806.7 million of the state net operating loss carryover relate to recent acquisitions and are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. As of December 31, 2008, the Company had tax credits of approximately $401.5 million, which began expiring in 2008.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The following table summarizes differences between the Company’s effective tax rate and the federal statutory rate:

	Year Ended December 31,
	2008		2007		2006
	(Dollars in thousands)

Pretax income/(loss) at federal statutory rate	$(208,094)	35%	$(866,421)	35%	$64,864	35%
State taxes, net of federal benefit	699	0%	3,575	0%	358	0%
Foreign earnings taxed in the U.S	13,209	(2)%	28,504	(1)%	31,069	17%
Benefit of net operating losses and deferred tax assets not previously recognized	—	—	—	—	(56,708)	(31)%
Change in valuation allowance	99,090	(17)%	77,953	(3)%	—	0%
Difference between U.S. and foreign tax rates	3,321	(1)%	24,310	(1)%	(25,993)	(14)%
Withholding Taxes	7,120	(1)%	5,528	0%	1,337	1%
Nondeductible expenses	6,437	(1)%	84,760	(3)%	—	—
Goodwill impairment	116,007	(20)%	689,901	(28)%	—	—
Pension liability adjustment	—	—	(26,122)	1%	—	—
Others	(10,089)	2%	(10,662)	0%	755	0%

Effective tax rate	$27,700	(5)%	$11,326	0%	$15,682	8%

The Company paid income taxes, net of refunds received, of $28.9 million, $17.0 million and $8.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In 2008, the Company recorded a one-time income tax benefit of $3.1 million related to refundable research and development tax credits due to the enactment of the Housing and Economic Recovery Act of 2008, signed into law effective July 30, 2008.

In 2008, the Company recognized benefits for tax attribute carryovers from the Agere acquisition, which previously were unrecognized, and recorded a tax expense of $2.5 million resulting from allocating the tax benefit to reduce goodwill of the acquired entity.

In 2008 and 2007, the Company closed various audits, which included the U.S. federal, various states and certain foreign jurisdictions. No adjustments to tax expense were required as a result of the closing of these audits.

In 2006, the Company closed various foreign audits, which resulted in a tax benefit of $3.1 million in the current tax provision.

With the exception of Agere Thailand, the Company has not provided for U.S. federal income and foreign withholding taxes on $111.1 million of cumulative undistributed earnings of various non-U.S. subsidiaries. Such earnings are intended to be reinvested in the non-U.S. subsidiaries for an indefinite period of time. It is not practicable to compute the amount of incremental taxes that would result from the repatriation of those earnings.

Uncertain Income Tax Positions

As of December 31, 2008 and 2007, the amount of unrecognized tax benefit determined under FIN 48 was $232.0 million and $206.6 million, respectively. Of the $232.0 million, $107.7 million is related to unrecognized tax benefits that, if recognized, would affect the annual effective tax rate of the Company as of December 31, 2008. The recognition of the remaining unrecognized tax benefits of $124.3 million as of December 31, 2008 would have been reported as an adjustment to goodwill as they relate to pre-acquisition unrecognized tax benefits. However, effective

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

January 1, 2009, the provisions of SFAS No. 141(R), “Business Combinations” were adopted. As a result, any pre-acquisition unrecognized tax benefits settled in the future will be recognized in income tax expense and not in goodwill.

Of the $232.0 million in unrecognized tax benefits as of December 31, 2008, the Company expects to pay $36.5 million within one year. Accordingly, this amount has been reclassified to other current liabilities. For the remaining balance, the Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of various statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, the Company estimates that, in addition to the $36.5 million discussed above, additional unrecognized tax benefits, plus accrued interest and penalties, could decrease by an amount in the range of $0 to $31.6 million.

The Company files income tax returns at the U.S. federal level and in various states and foreign jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004, with some exceptions. The Company’s subsidiaries in Hong Kong (1997 to 2001) and Singapore (1999 to 2003) are currently under audit.

The Inland Revenue Authority of Singapore (“IRAS”), is auditing the Company’s Singapore subsidiary for the fiscal tax years 1999 through 2003. With a statute of limitations set to expire for the fiscal year 2000, the IRAS issued a notice of additional assessment for S$107.0 million (approximately US$74.0 million) on December 31, 2007. In January 2008, the Company filed a letter of objection with the IRAS for the assessment. With a statute of limitations set to expire for the fiscal year 2001, the IRAS issued a notice of additional assessment for S$6.9 million (approximately US$4.8 million) on December 10, 2008. In January 2009, the Company filed a letter of objection with the IRAS for the assessment. Although the ultimate outcome is unknown, the Company believes that it has adequately reserved for any potential adjustments.

The Company recognizes interest and penalties accrued in relation to unrecognized tax benefits in tax expense. For the years ended December 31, 2008 and 2007, the Company accrued approximately $12.4 million and $9.9 million for interest and penalties, respectively. Also, the Company recorded benefits to tax expense, relating to interest and penalties, in the amount of $5.5 million and $1.1 million, as a result of reductions to tax positions taken in a prior year and lapses in statutes of limitations for the years end December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, the Company had $55.9 million and $51.5 million of accrued interest and penalties, which are included in non-current income tax liabilities on the balance sheet, respectively.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The following table sets forth a reconciliation of the beginning and ending amount of the liability for unrecognized tax benefits for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007
	(In thousands)

Balance at January 1	$206,649	$132,947
Addition for Agere merger at April 2, 2007	—	65,241
Tax positions related to current year:
Additions	15,081	12,741
Reductions	—	—
Tax positions related to prior years:
Additions	43,473 *	—
Reductions	(7,903)	(1,551)
Lapses in statute of limitations	(23,055)	(3,615)
Settlements	(3,042)	—
Foreign exchange loss	847	886

Balance at December 31	$232,050	$206,649

*	Of this amount, $39.1 million relates to pre-acquisition unrecognized tax benefits that were booked to goodwill.

Note 14 —	Related Party Transactions

A member of the Company’s board of directors is also a member of the board of directors of Seagate Technology. The Company sells semiconductors used in storage product applications to Seagate Technology for prices an unrelated third party would pay for such products. Storage products include disk drives, RAID subsystems and tape drives. Revenues from sales to Seagate Technology were $466.9 million, $494.4 million and $234.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company had accounts receivable from Seagate Technology of $43.5 million and $103.6 million as of December 31, 2008 and 2007, respectively.

Upon the merger with Agere, the Company acquired an equity interest in a joint venture, SMP, formed by Agere and Chartered Semiconductor Manufacturing Ltd. (“Chartered Semiconductor”), a manufacturing foundry for integrated circuits. SMP operates an integrated circuit manufacturing facility in Singapore. The Company owns a 51% equity interest in this joint venture, and Chartered Semiconductor owns the remaining 49% equity interest. The Company’s 51% interest in SMP is accounted for under the equity method because the Company is effectively precluded from unilaterally taking any significant action in the management of SMP due to Chartered Semiconductor’s significant participatory rights under the joint venture agreement. Because of Chartered Semiconductor’s approval rights, the Company cannot make any significant decisions regarding SMP without Chartered Semiconductor’s approval, despite the 51% equity interest. In addition, the General Manager, who is responsible for the day-to-day management of SMP, is appointed by Chartered Semiconductor and Chartered Semiconductor provides the day-to-day operational support to SMP.

The Company purchased $68.5 million and $57.3 million of inventory from SMP during the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, the amounts of inventory on hand that were purchased from SMP were $14.1 million and $11.3 million, respectively, and amounts payable to SMP were $2.7 million and $10.2 million, respectively.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Note 15 —	Commitments, Contingencies And Legal Matters

Operating Leases

The Company leases the majority of its facilities, certain non-manufacturing equipment and software under non-cancelable operating leases, which expire through 2026. The facilities lease agreements typically provide for base rental rates that are increased at various times during the terms of the lease and for renewal options at the fair market rental value. Future minimum payments under the operating lease agreements for the above-mentioned facilities, equipment and software are $88.9 million, $62.4 million, $25.5 million, $12.4 million, $6.0 million and $3.6 million for the years ending December 31, 2009, 2010, 2011, 2012, 2013 and thereafter, respectively.

Rental expense under all operating leases was $36.1 million, $35.7 million and $30.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Purchase Commitments

The Company maintains some purchase commitments with suppliers primarily for raw materials and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. As of December 31, 2008, total purchase commitments were $510.8 million, which are due through 2010.

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

The following table sets forth a summary of the changes in product warranties during the years ended December 31, 2008 and 2007:

	Year Ended December 31
	2008	2007
	(In thousands)

Balance at the beginning of the period	$14,734	$11,325
Accruals for warranties issued during the period	14,563	14,920
Accruals related to pre-existing warranties (including changes in estimates)	(1,961)	(217)
Accruals assumed in Agere merger	—	1,819
Settlements made during the period (in cash or in kind)	(15,098)	(13,113)

Balance at the end of the period	$12,238	$14,734

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Convertible Subordinated Notes:

As part of the merger with Agere, the Company guaranteed Agere’s 6.5% Convertible Subordinated Notes due December 15, 2009. As of December 31, 2008 and 2007, $243.0 million and $361.7 million of these notes were outstanding, respectively.

Standby Letters of Credit:

As of December 31, 2008 and 2007, the Company had outstanding obligations relating to standby letters of credit of $19.2 million and $11.1 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, claims from litigations and certain self-insured risks. If the guarantees are called, the Company must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amount and they generally have one-year terms.

FIN 48 Liabilities

As of December 31, 2008, the amount of the unrecognized tax benefits determined under FIN 48 was $232.0 million. This is a net increase of $25.4 million in unrecognized tax benefits from the previous year. Of the $232.0 million in unrecognized tax benefits, the Company is expected to pay $36.5 million within one year. Accordingly, this amount has been reclassified to other current liabilities. For the remaining balance, the Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of various statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, the Company estimates that in addition to the $36.5 million discussed above, additional unrecognized tax benefits, plus accrued interest and penalties, could decrease by an amount in the range of $0 to $31.6 million.

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

Legal Matters

On April 6, 2006, Silicon Space Technology Corporation (“Silicon Space”) filed a lawsuit against LSI in the District Court of Travis County, Texas, alleging, among other things, that LSI misappropriated unspecified intellectual property related to radiation hardening of integrated circuits. In December 2007, the jury found that LSI did misappropriate Silicon Space intellectual property. A final judgment was entered on February 29, 2008, awarding Silicon Space $18 million plus interest from October 10, 2006, and attorneys’ fees, but denying injunctive relief. LSI and Silicon Space are challenging the judgment. The range of possible loss is $0 to $18 million plus interest from October 10, 2006 and attorney’s fees.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

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

On March 23, 2007, CIF Licensing, LLC, d/b/a GE Licensing (“GE”) filed a lawsuit against Agere in the United States District Court for the District of Delaware, asserting that Agere products infringe patents in a portfolio of patents GE acquired from Motorola. GE has asserted that four of the patents cover inventions relating to modems. GE is seeking monetary damages. The Company believes it has a number of defenses to the infringement claims in this action, including laches, exhaustion and its belief that it has a license to the patents. The court postponed hearing motions based on these defenses until after the trial, and did not allow the Company to present evidence on these defenses at trial.

On February 17, 2009, the jury in this case returned a verdict finding that three of the four patents were invalid and that Agere products infringed the one patent found to be valid and awarding GE $7.6 million for infringement of that patent. The jury also found Agere’s infringement was willful, which means that the judge could enhance the verdict up to three times its original amount.

The court has not scheduled hearings on the Company’s post-trial motions related to its defenses. One of these motions seeks to have a mis-trial declared based on the Company’s belief that GE withheld evidence in discovery which affected the Company’s ability to present evidence at trial. The court has agreed to appoint a special master to investigate this matter.

If the jury’s verdict is entered by the court, the Company would also expect to be required to pay interest from the date of infringing sales and estimates that interest through the end of 2008 could amount to approximately $2 million. If the verdict is entered, LSI intends to appeal the matter.

In addition to the foregoing, the Company and its subsidiaries are parties to other litigation matters and claims in the normal course of business. The Company does not believe, based on currently available facts and circumstances, that the final outcome of these other matters, taken individually or as a whole, will have a material adverse effect on the Company’s results of operations or financial position. However, the pending unsettled lawsuits may involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. From time to time, the Company may enter into confidential discussions regarding the potential settlement of such lawsuits. However, there can be no assurance that any such discussions will occur or will result in a settlement. Moreover, the settlement of any pending litigation could require the Company to incur substantial costs and, in the case of the settlement of any intellectual property proceeding against the Company, may require the Company to obtain a license under a third party’s intellectual property rights that could require royalty payments in the future and the Company to grant a license to certain of its intellectual property rights to a third party under a cross-license agreement. The results of litigation are inherently uncertain, and material adverse outcomes are possible.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of LSI Corporation

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of LSI Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 13 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 27, 2009

Supplementary Financial Data

Interim Financial Information (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Year Ended December 31, 2008
Revenues	$660,747	$692,063	$714,308	$609,959
Gross profit	259,553	284,896	297,417	227,103
Net (loss)/income	(13,628)	(13,647)	11,371	(606,349)
Basic (loss)/income per share:	$(0.02)	$(0.02)	$0.02	$(0.94)
Diluted (loss)/income per share:	$(0.02)	$(0.02)	$0.02	$(0.94)
Year Ended December 31, 2007
Revenues	$465,415	$669,939	$727,415	$740,874
Gross profit	194,516	151,970	247,865	309,507
Net income/(loss)	29,824	(377,845)	(140,600)	(1,998,198)
Basic income/(loss) per share:	$0.07	$(0.50)	$(0.20)	$(2.87)
Diluted income/(loss) per share:	$0.07	$(0.50)	$(0.20)	$(2.87)

On April 2, 2007, the Company acquired Agere Systems Inc. through the merger of Agere and a subsidiary of the Company. The merger was accounted for as a purchase. Accordingly, the results of operations of Agere and estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements from April 2, 2007.

During the fourth quarter of 2008 and 2007, the Company recognized goodwill and intangible impairment charges of $541.6 million and $2,021.5 million in the Semiconductor segment, respectively.

During the first, second, third and fourth quarters of 2008, the Company recorded charges for restructuring of operations and other items of $4.6 million, $20.7 million, $1.6 million and $16.8 million, respectively.

During the first, second, third and fourth quarters of 2007, the Company recorded (benefits)/charges for restructuring of operations and other items of $(8.1) million, $25.9 million, $101.2 million and $29.1 million, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures:  The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required or necessary disclosures. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

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

Our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the results of our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Item 8 and is incorporated herein by reference.

Changes in Internal Controls:  During the fourth quarter of 2008, we did not make any change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

LSI Corporation
1110 American Parkway NE
Room 10A-301C
Allentown, PA 18109
Attn: Response Center
Telephone: 1-800-372-2447

Apart from certain information about our executive officers which is set forth under the caption “Executive Officers of LSI” in Part I of this report and is incorporated herein by reference, the other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2009 annual meeting, including the information set forth under the captions “Election of Directors-Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Board Structure and Composition — Audit Committee.”

Item 11.  Executive Compensation.

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our 2009 annual meeting, including the information set forth under the captions “Executive Compensation,” “Corporate Governance — Director Compensation” and “Corporate Governance — Board Structure and Composition — Compensation Committee Interlocks and Insider Participation.”

The information in the section of the proxy statement for our 2009 annual meeting captioned “Compensation Committee Report” is incorporated by reference herein but shall be deemed furnished, not filed, and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our 2009 annual meeting, including the information set forth under the captions “Security Ownership” and “Proposal Three — Approval of Our Amended Incentive Plan.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the proxy statement for our 2009 annual meeting, including the information set forth under the captions “Related Persons Transaction Policy and Procedures” and “Corporate Governance — Board Structure and Composition.”

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the proxy statement for our 2009 annual meeting, including the information set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of LSI Corporation and Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K:

Fiscal years 2008, 2007 and 2006 were 52-week years with a December 31 fiscal year end.

(a)(2) Financial Statement Schedule

The following financial statement schedule is filed as part of this Form 10-K:

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C	Column D	Column E
	Balance at	Additions Charged to		Balance at
	Beginning of	Costs, Expenses		End of
Description	Period	or Other Accounts	Deductions*	Period

2008
Allowances	$10	$7	$(7)	$10
2007
Allowances	$14	$6	$(10)	$10
2006
Allowances	$15	$13	$(14)	$14

*	Deductions include write-offs of uncollectible accounts and collections of amounts previously reserved.

(a)(3) Exhibits

See Item 15(b) below.

(b) Exhibits

The exhibits listed in the exhibit index, which follows the signature page to this report, are filed or furnished as part of this Form 10-K.

(c) Financial statement schedule

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSI CORPORATION

By:	/s/ Abhijit Y. Talwalkar
Abhijit Y. Talwalkar
President and Chief Executive Officer

Dated: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Abhijit Y. Talwalkar Abhijit Y. Talwalkar	President and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009

/s/ Bryon Look Bryon Look	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2009

* Charles A. Haggerty	Director	February 27, 2009

* Richard S. Hill	Director	February 27, 2009

* Michael J. Mancuso	Director	February 27, 2009

* John H.F. Miner	Director	February 27, 2009

* Arun Netravali	Director	February 27, 2009

* Matthew J. O’Rourke	Director	February 27, 2009

* Gregorio Reyes	Director	February 27, 2009

* Susan Whitney	Director	February 27, 2009

*By: /s/ Bryon Look Bryon Look Attorney-in-fact February 27, 2009

EXHIBIT INDEX

2.1		Asset Purchase Agreement between LSI Logic Corporation and Semiconductor Components Industries, LLC, dated as of April 5, 2006. Incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed by ON Semiconductor Corporation on April 27, 2006 (File no. 000-30419).+
2.2		Agreement and Plan of Merger, dated as of December 3, 2006, by and among LSI Logic Corporation, Atlas Acquisition Corp. and Agere Systems Inc. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on December 4, 2006.
2	.3.1	Asset Purchase Agreement, dated as of July 25, 2007, among STATS ChipPAC (Thailand) Limited and STATS ChipPAC Ltd. and LSI (Thai) Ltd. and LSI Corporation. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on October 9, 2007.
2	.3.2	Amendment No. 1 to Asset Purchase Agreement, dated as of July 25, 2007, among STATS ChipPAC (Thailand) Limited and STATS ChipPAC Ltd. and LSI (Thai) Ltd. and LSI Corporation. Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on October 9, 2007.
2.4		Asset Purchase Agreement, dated as of August 20, 2007, by and between LSI Corporation and Infineon Technologies AG. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on October 30, 2007.
3.1		Certificate of Incorporation. Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed on August 10, 2007.
3.2		By-laws. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on August 25, 2008.
4.1		Indenture relating to our 4% Convertible Subordinated Notes due 2010. Incorporated by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q filed on August 13, 2003.
4	.2.1	Indenture for Agere Systems Inc.’s 6.5% Convertible Subordinated Notes due 2009. Incorporated by reference to Exhibit 10.1 to Agere’s Quarterly Report on Form 10-Q filed on August 9, 2002.
4	.2.2	Supplemental Indenture No. 1 to the Indenture for Agere’s 6.5% Convertible Subordinated Notes due 2009. Incorporated by reference to Exhibit 4.5 to Agere’s Current Report on Form 8-K filed on June 1, 2005.
4	.2.3	Supplemental Indenture No. 2 to the Indenture for Agere’s 6.5% Convertible Subordinated Notes due 2009. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 6, 2007.
4.3		Specimen Common Stock Certificate.
10	.1.1	Joint Venture Agreement with Chartered Semiconductor Manufacturing Ltd. Incorporated by reference to Exhibit 10.19 to Agere’s Registration Statement on Form S-1/A, File No. 333-51594, filed
		February 7, 2001.
10	.1.2	Amendment to Joint Venture Agreement with Chartered Semiconductor Manufacturing Ltd. Incorporated by reference to Exhibit 10.1 to Agere’s Current Report on Form 8-K, filed September 23, 2004.
10.2		Patent and Technology License Agreement. Incorporated by reference to Exhibit 10.13 to Agere System Inc.’s Registration Statement on Form S-1/A, File No. 333-51594, filed February 7, 2001.
10.3		Form of Indemnification Agreement. Incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on February 22, 2008.*
10.4		LSI Corporation Severance Policy for Executive Officers. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 20, 2008.*
10.5		Form of Change of Control Severance Agreement. Incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed March 15, 2004.*
10.6		Agere Systems Inc. Officer Severance Policy. Incorporated by reference to Exhibit 10.26 to Agere’s Registration Statement on Form S-1/A filed March 7, 2001.*
10	.7.1	1991 Equity Incentive Plan. Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8 (No. 333-96543) filed on July 16, 2002.*
10	.7.2	1991 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 12, 2004.*
10	.7.3	1991 Equity Incentive Plan Form of Notice of Grant of Stock Options and Option Agreement. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 12, 2004.*

10	.8.1	1995 Director Option Plan. Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8 (No. 333-106205) filed on June 17, 2003.*
10	.8.2	Form of Annual Director Option Agreement under 1995 Director Option Plan. Incorporated by reference to Exhibit 1.3 to our Current Report on Form 8-K filed on April 7, 2005.*
10	.8.3	Form of Notice of Grant of Stock Options and Option Agreement under 1995 Director Option Plan. Incorporated by reference to Exhibit 1.4 to our Current Report on Form 8-K filed on April 7, 2005.*
10.9		1999 Nonstatutory Stock Option Plan. Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 (No. 333-96549) filed on July 16, 2002.*
10	.10.1	2003 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 20, 2008.*
10	.10.2	2003 Equity Incentive Plan Form of Nonqualified Stock Option Agreement for Employees. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 13, 2009.*
10	.10.3	2003 Equity Incentive Plan Form of Notice of Grant of Stock Option. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 13, 2009.*
10	.10.4	2003 Equity Incentive Plan Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 13, 2009.*
10	.10.5	2003 Equity Incentive Plan Form of Notice of Grant of Restricted Stock Units. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on February 13, 2009.*
10	.10.6	2003 Equity Incentive Plan Form of Nonqualified Stock Option Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on February 13, 2009.*
10	.10.7	Abhijit Y. Talwalkar 2003 Equity Incentive Plan Nonqualified Stock Option Agreement, effective as of June 1, 2005. Incorporated by reference to Exhibit 10.49 to our Quarterly Report on Form 10-Q filed on August 12, 2005.*
10	.10.8	Abhijit Y. Talwalkar Notice of Grant of Stock Option, effective as of June 1, 2005. Incorporated by reference to Exhibit 10.50 to our Quarterly Report on Form 10-Q filed on August 12, 2005.*+
10.11		Standalone Stock Option Agreement issued to Abhijit Y. Talwalkar. Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 (No. 333-126594) filed on July 14, 2005.*
10	.12.1	Agere Systems Inc. 2001 Long Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to Agere’s Quarterly Report on Form 10-Q filed on May 5, 2006.*
10	.12.2	Agere Systems Inc. 2001 Long Term Incentive Plan Form of Nonstatutory Stock Option Agreement. Incorporated by reference to Exhibit 10.8 to Agere’s Registration Statement on Form S-1/A, File No. 333-51594, filed on February 7, 2001.*
10	.12.3	Agere Systems Inc. 2001 Long Term Incentive Plan Form of Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.7 to Agere’s Registration Statement on Form S-1/A, File No. 333-51594, filed on February 7, 2001.*
10	.12.4	Form of Agere Performance-vested RSU Award Agreement — Total Stockholder Return. Incorporated by reference to Exhibit 10.2 to Agere’s Current Report on Form 8-K/A, filed November 3, 2005.*
10	.12.5	Form of Agere Performance-vested RSU Award Agreement — Earnings per share. Incorporated by reference to Exhibit 10.13 to Agere’s Annual Report on Form 10-K, filed on December 1, 2006.*
10.13		1996 Lucent Long Term Incentive Program For Agere Employees. Incorporated by reference to Exhibit 10.28 to Agere’s Annual Report on Form 10-K filed on December 12, 2002.*
10.14		1997 Lucent Long Term Incentive Plan For Agere Employees. Incorporated by reference to Exhibit 10.29 to Agere’s Annual Report on Form 10-K, filed December 12, 2002.*
10	.15.1	LSI Corporation Incentive Plan.*
10	.15.2	Written Description of 2008 bonus program for named executive officers. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 4, 2008.*
10	.15.2	Written Description of 2007 Bonus structure for Abhijit Y. Talwalkar. Incorporated by reference to Item 5.02 of our Current Report on Form 8-K filed on April 5, 2007.*
10.16		Written Description of 2007 Incentive Plan. Incorporated by reference to Exhibit 10.58 to our Current Report on Form 8-K filed on March 27, 2007.*
10.17		Policy on Recoupment of Incentive Compensation.*
10.18		LSI Employee Commuter Expense Reimbursement Policy. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 15, 2007.*

10.19		Agere Systems Inc. Supplemental Pension Plan. Incorporated by reference to Exhibit 10.10 to Agere’s Registration Statement on Form S-1, File No. 333-51594, filed on February 7, 2001.*
10.20		Description of Mr. Talwalkar’s Housing Allowance. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 20, 2008.*
10.21		Employment Agreement with Claudine Simson. Incorporated by reference to Exhibit 10.23 to our Quarterly Report on Form 10-Q filed May 11, 2007.*
10.22		Employment Agreement with Jeffrey Hoogenboom. Incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q filed on May 11, 2007.*
10.23		Employment Agreement with Ruediger Stroh. Incorporated by reference to Exhibit 10.27 to Agere’s Annual Report on Form 10-K filed on December 12, 2005.*
10	.24.1	Retention Agreement with Andrew Micallef. Incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed on May 11, 2007.*
10	.24.2	International Assignment Agreement with Andrew Micallef. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 8, 2008.*
10	.24.3	Extension of International Assignment Agreement with Andrew Micallef. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 25, 2008.*
10.25		Retention Agreement with Jean Rankin. Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed on May 11, 2007.*
10.26		Retention Agreement with Denis Regimbal. Incorporated by reference to Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on May 11, 2007.*
10.27		Retention Agreement with Ruediger Stroh. Incorporated by reference to Exhibit 10.21 to our Quarterly Report on Form 10-Q filed on May 11, 2007.*
10.28		Retention Agreement with Umesh Padval. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 10, 2007.*
10.29		Separation Agreement with Donald Esses. Incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q filed on May 11, 2007.*
10	.30.1	Separation Agreement with Umesh Padval. Incorporated by referenced to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 9, 2007.*
10	.30.2	Amendment No. 1 to Separation Agreement with Umesh Padval. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 9, 2007.*
10	.31.1	Separation Agreement with Denis Regimbal. Incorporated by reference to Exhibit 10.33.1 to our Annual Report on Form 10-K filed on February 29, 2008.*
10	.31.2	Letter relating to Separation Agreement with Denis Regimbal. Incorporated by reference to Exhibit 10.33.2 to our Annual Report on Form 10-K filed on February 29, 2008.*
10.32		Separation Agreement with Jeffrey Hoogenboom. Incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K filed on February 29, 2008.*
10.33		Separation Agreement with Ruediger Stroh.*
10.34		Separation Agreement with Claudine Simson.*
21		List of Subsidiaries.
23		Consent of Independent Registered Public Accounting Firm.
24		Power of Attorney.
31.1		Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).
31.2		Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**

*	Denotes management contract or compensatory plan or arrangement.

+	Confidential treatment has been granted with respect to certain portions of these exhibits. Redacted versions have been filed with the Securities and Exchange Commission.

**	Furnished, not filed.

Note: The Securities and Exchange Commission file number for Agere Systems Inc. is 001-16397.