Form 10-Q
period 2009-04-05
LSI CORP
filed 2009-05-14
CIK 703360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 5, 2009
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 11, 2009, there were 648,877,521 shares of the registrant’s Common Stock, $.01 par value, outstanding.

LSI CORPORATION
Form 10-Q
For the Quarter Ended April 5, 2009
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LSI CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	April 5,	December 31,
	2009	2008
	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$822,505	$829,301
Short-term investments	251,300	289,841
Accounts receivable, less allowances of $7,427 and $9,627, respectively	273,281	303,971
Inventories	201,195	220,535
Prepaid expenses and other current assets	136,721	155,814

Total current assets	1,685,002	1,799,462
Property and equipment, net	226,644	235,963
Identified intangible assets, net	847,264	889,995
Goodwill	175,624	175,624
Other assets	243,450	243,150

Total assets	$3,177,984	$3,344,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$136,030	$201,035
Accrued salaries, wages and benefits	92,643	114,730
Other accrued liabilities	258,609	233,157
Income taxes payable	2,766	3,504
Current portion of long-term debt	244,564	245,107

Total current liabilities	734,612	797,533

Long-term debt, net of current portion	350,000	350,000
Pension, postretirement and other benefits	444,571	451,079
Income taxes payable — non-current	196,176	193,590
Other non-current liabilities	110,088	111,070

Total long-term obligations and other liabilities	1,100,835	1,105,739

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value: 1,300,000 shares authorized; 648,781 and 648,132 shares outstanding	6,488	6,481
Additional paid-in capital	6,081,906	6,058,786
Accumulated deficit	(4,464,322)	(4,360,775)
Accumulated other comprehensive loss	(281,535)	(263,570)

Total stockholders’ equity	1,342,537	1,440,922

Total liabilities and stockholders’ equity	$3,177,984	$3,344,194

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	April 5, 2009	March 30, 2008
	(In thousands, except per share amounts)
Revenues	$482,279	$660,747
Cost of revenues	312,207	401,194

Gross profit	170,072	259,553
Research and development	155,284	169,717
Selling, general and administrative	83,757	99,053
Restructuring of operations and other items, net	25,205	4,564

Loss from operations	(94,174)	(13,781)
Interest expense	(7,236)	(8,978)
Interest income and other, net	5,863	14,631

Loss before income taxes	(95,547)	(8,128)
Provision for income taxes	8,000	5,500

Net loss	$(103,547)	$(13,628)

Net loss per share:
Basic	$(0.16)	$(0.02)

Diluted	$(0.16)	$(0.02)

Shares used in computing per share amounts:
Basic	648,459	661,984

Diluted	648,459	661,984

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	April 5, 2009	March 30, 2008
	(In thousands)
Operating activities:
Net loss	$(103,547)	$(13,628)
Adjustments:
Depreciation and amortization	65,079	78,328
Stock-based compensation expense	17,990	17,795
Non-cash restructuring of operations and other items	(1)	(3,291)
Loss/(gain) on sale of property and equipment	100	(12)
Non-cash foreign exchange (gain)/loss	(12,384)	12,918
Changes in deferred tax assets and liabilities	73	2,115
Changes in assets and liabilities:
Accounts receivable, net	30,690	74,272
Inventories	19,340	(17,719)
Prepaid expenses and other assets	32,443	(4,317)
Accounts payable	(63,535)	(39,432)
Accrued and other liabilities	3,905	(10,828)

Net cash (used in)/provided by operating activities	(9,847)	96,201

Investing activities:
Purchases of debt securities available-for-sale	(10)	(44,151)
Proceeds from maturities and sales of debt securities available-for-sale	35,882	50,904
Purchases of equity securities	(5,000)	(3,500)
Purchases of property, equipment and software	(25,463)	(35,230)
Proceeds from sale of property and equipment	7	6,333
Proceeds received from the resolution of a pre-acquisition income tax contingency	—	4,821

Net cash provided by/(used in) investing activities	5,416	(20,823)

Financing activities:
Issuance of common stock	1	346
Purchases of common stock under repurchase programs	—	(229,231)

Net cash provided by/(used in) financing activities	1	(228,885)

Effect of exchange rate changes on cash and cash equivalents	(2,366)	1,816

Decrease in cash and cash equivalents	(6,796)	(151,691)

Cash and cash equivalents at beginning of year	829,301	1,021,569

Cash and cash equivalents at end of period	$822,505	$869,878

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
     For financial reporting purposes, LSI Corporation (“LSI” or the “Company”) reports on a 13- or 14-week quarter with a year ending December 31. The current quarter ended April 5, 2009. The first quarter of 2008 ended March 30, 2008. The results of operations for the quarter ended April 5, 2009 are not necessarily indicative of the results to be expected for the full year. The first quarter in each of 2009 and 2008 consisted of approximately 13 weeks.
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
     In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and restructuring of operations and other items, net, as discussed in Note 3), necessary to state fairly the financial information included herein. While the Company believes that the disclosures are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007) (“FAS 141(R)”), “Business Combinations.” FAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired in an acquisition. FAS 141(R) also establishes disclosure requirements to evaluate the nature and financial effects of a business combination. FAS 141(R) is effective prospectively for business combinations for which the acquisition date is on or after January 1, 2009. In April 2009, the FASB issued Staff Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies FAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for business combinations for which the acquisition date is on or after January 1, 2009. The adoption of FAS 141(R) and FSP FAS 141(R)-1 will change the Company’s accounting treatment for business combinations on a prospective basis. The April 21, 2009 acquisition of the 3ware RAID storage adapter business of Applied Micro Circuits Corporation (“AMCC”), which is discussed in Note 15 Subsequent Events, will be accounted for under FAS 141(R) in the Company’s second quarter of 2009.
     In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS No. 132(R) to provide guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan. The additional required disclosures focus on fair value by category of plan assets including the factors that are pertinent to an understanding of investment policies and strategies. The FSP is effective for fiscal years ending after December 15, 2009. The adoption of FSP SFAS No. 132(R)-1 will not have any impact on the Company’s results of operations or financial position.
     In April 2009, the FASB issued FSP 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. This FSP is effective prospectively for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact of the adoption of this FSP on its results of operations or financial position.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP requires disclosures of fair value for any financial instruments not currently reflected on the balance sheet at fair value for all interim periods. This FSP is effective prospectively for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the impact of the adoption of this FSP on its results of operations or financial position.
     In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other Than Temporary Impairments.” This FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. This FSP is effective prospectively for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact of the adoption of this FSP on its results of operations or financial position.
Note 2 — Stock-Based Compensation
     On March 31, 2009, the Compensation Committee of the Board of Directors of the Company adopted an amendment to the Company’s Employee Stock Purchase Plan (“ESPP”) to increase the maximum number of shares that a participant can purchase in a single purchase period from 1,000 shares to 2,000 shares. The amendment is effective either May 15 or November 15, 2009, depending on the closing price of a share of the Company’s common stock on May 14, 2009.
     The following table summarizes stock-based compensation expense related to the Company’s stock options, ESPP and restricted stock unit awards for the three months ended April 5, 2009 and March 30, 2008. Stock-based compensation costs capitalized to inventory and software for the three months ended April 5, 2009 and March 30, 2008 were not significant.

	Three Months Ended
	April 5, 2009	March 30, 2008
Stock-Based Compensation Expense Included In:	(In thousands)
Cost of revenues	$2,013	$2,061
Research and development	7,862	7,823
Selling, general and administrative	8,115	7,911

Total stock-based compensation expense	$17,990	$17,795

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
Stock Options
     The fair value of each option grant is estimated on the date of grant using a reduced form calibrated binominal lattice model (the “lattice model”). This model requires the use of historical data for employee exercise behavior and the use of the assumptions outlined in the following table:

	Three Months Ended
	April 5, 2009	March 30, 2008
Weighted average estimated grant date fair value per share	$1.35	$1.78
Weighted average assumptions in calculation:
Expected life (years)	4.29	4.39
Risk-free interest rate	2%	2%
Volatility	68%	52%
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
     The following table summarizes changes in stock options outstanding during the three months ended April 5, 2009:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term	Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at December 31, 2008	85,113	$12.62	—	—
Options granted	20,587	2.91	—	—
Options exercised	(2)	0.46	—	—
Options canceled	(2,687)	11.85	—	—

Options outstanding at April 5, 2009	103,011	$10.70	4.40	$16,090

Options exercisable at April 5, 2009	53,866	$15.68	2.97	$15

     As of April 5, 2009, the total unrecognized compensation expense related to nonvested stock options, net of estimated forfeitures, was $92.2 million and is expected to be recognized over the next 3.0 years on a weighted average basis. The total intrinsic value of options exercised in the first quarter of 2009 was $5,000. Cash received from stock option exercises was $1,000 for the three months ended April 5, 2009.
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
Employee Stock Purchase Plans
     Compensation expense for the Company’s ESPP is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. No shares related to the ESPP were issued in the first quarter of 2009.
Restricted Stock Unit Awards
     The cost of restricted stock unit awards is determined using the fair value of the Company’s common stock on the date of grant. The following table summarizes changes in restricted stock units outstanding during the three months ended April 5, 2009.

Number of Units
(In thousands)
Non-vested restricted stock units at December 31, 2008	6,391
Granted	76
Vested	(1,011)
Forfeited	(130)

Non-vested restricted stock units at April 5, 2009	5,326

     As of April 5, 2009, the total unrecognized compensation expense related to restricted stock units, net of estimated forfeitures, was $30.7 million and is expected to be recognized over the next 1.5 years on a weighted average basis. The fair value of shares vested in the first quarter of 2009 was $2.8 million.
Note 3 — Restructuring and Other Items
     The Company recorded a charge of $25.2 million in restructuring of operations and other items for the three months ended April 5, 2009, consisting of $19.3 million in charges for restructuring of operations and $5.9 million in charges for other items. The $25.2 million charge was all recorded in the Semiconductor segment.

     The Company recorded a charge of $4.6 million in restructuring of operations and other items, net, for the three months ended March 30, 2008, which was all recorded in the Semiconductor segment. For a complete discussion of the 2008 restructuring actions, see Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Restructuring
     The $19.3 million charge was the result of the following:
•	A charge of $14.0 million primarily related to an accrual for remaining payments to be made under an operating lease arrangement for design tools that will no longer be used by the Company;

•	A charge of $4.5 million for severance and termination benefits for employees; and

•	A charge of $0.8 million primarily for the change in time value of accruals for previously accrued facility lease exit costs.
     The following table sets forth the Company’s restructuring reserves as of April 5, 2009, which are included in other accrued liabilities and other non-current liabilities in the balance sheet, and the activities affecting the accruals during the first quarter of 2009:

	Balance at	Expense	Utilized	Balance at
	December 31,	During	During	April 5,
	2008	Q1 2009	Q1 2009	2009
		(In thousands)
Write-down of excess assets and other liabilities	$83	$(83)	$—	$—
Lease terminations (a)	44,555	14,878	(10,323)	49,110
Payments to employees for severance (b)	28,031	4,518	(17,347)	15,202

Total	$72,669	$19,313	$(27,670)	$64,312

(a)	The amount utilized represents cash payments. The balance remaining for real estate lease and the operating lease arrangement for design tools terminations is expected to be paid during the remaining terms of the leases, which extend through 2013.

(b)	The amount utilized includes $6.1 million related to stock grants exercised or expired. The majority of the balance remaining for severance is expected to be paid by the end of 2009.
Other Items
     The Company recorded a net charge of $5.9 million related to other items for the three months ended April 5, 2009. The charge mainly relates to ongoing legal matters.
Assets Held for Sale
     Assets held for sale are included as a component of prepaid expenses and other current assets in the balance sheets as of April 5, 2009 and December 31, 2008. As of April 5, 2009 and December 31, 2008, assets held for sale were $17.3 million, which primarily consisted of $16.8 million related to land in Gresham, Oregon.
     Assets classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell and are not depreciated. The Company reassesses its ability to realize the carrying value of these assets at the end of each reporting period until the assets are sold or otherwise disposed of and, therefore, additional adjustments may be necessary.
Note 4 — Benefit Obligations
     The Company has pension plans covering substantially all former Agere U. S. employees, excluding management employees hired after June 30, 2003. Retirement benefits are offered under a defined benefit plan and are based on either an adjusted career average pay or dollar per month formula or on a cash balance program. The cash balance program provides for annual company contributions based on a participant’s age and compensation and interest on existing balances and covers employees of certain companies acquired by Agere since 1996 and management employees hired after January 1, 1999 and before July 1, 2003. The Company also has a non-

qualified supplemental pension plan in the U.S. that principally provides benefits based on compensation in excess of amounts that can be considered under a tax qualified plan. The Company also has postretirement benefit plans that include healthcare benefits and life insurance coverage for former Agere employees. Participants in the cash balance program and management employees hired after June 30, 2003 are not entitled to Company paid benefits under the postretirement benefit plans. The Company also has pension plans covering certain international employees.
     Effective April 6, 2009, the Company froze the U.S. management pension plan, which covers active participants who joined the Company from Agere. Participants under the adjusted career average pay program will not earn any future accruals after that date. Participants under the cash balance program will not earn any future service accruals, but will continue to earn 4% interest per year on their cash balance accounts. Effective January 1, 2009, the Company no longer provides postretirement medical benefits.
     The following table sets forth the components of the net periodic benefit credit for the three months ended April 5, 2009 and March 30, 2008:

	Three Months Ended
	April 5, 2009		March 30, 2008
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits
	(In thousands)
Service cost	$471	$20	$1,406	$26
Interest cost	18,271	605	18,528	766
Expected return on plan assets	(19,212)	(1,219)	(20,582)	(1,258)
Amortization of prior service cost	11	—	4	—
Net actuarial gain recognized	(21)	—	(13)	(29)

Total benefit credit	$(480)	$(594)	$(657)	$(495)

     During the three months ended April 5, 2009, the Company contributed $2.5 million to its pension plans and $1.8 million to its postretirement benefit plans. The Company expects to contribute an additional $18.5 million to $57.9 million to its pension plans and $0.7 million to its postretirement benefit plans for the remainder of 2009.
Note 5 — Identified Intangible Assets and Goodwill
Identified Intangible Assets
     As of April 5, 2009 and December 31, 2008, identified intangible assets by reportable segment were comprised of the following:

	April 5, 2009		December 31, 2008
	Gross	Accumulated	Gross	Accumulated
	Carrying Amount	Amortization	Carrying Amount	Amortization
	(In thousands)
Semiconductor:
Current technology	$894,808	$(546,661)	$894,808	$(524,120)
Trademarks	26,657	(26,657)	26,657	(26,657)
Customer base	399,508	(170,447)	399,508	(160,925)
Non-compete agreements	1,949	(1,909)	1,949	(1,888)
Existing purchase orders	200	(200)	200	(200)
Supply agreement	100	(100)	100	(100)
Patent licensing	312,800	(72,278)	312,800	(63,243)
Order backlog	41,300	(41,300)	41,300	(41,300)
Workforce	3,567	(1,406)	3,567	(1,258)
Trade names	2,248	(2,248)	2,248	(2,248)

Subtotal	1,683,137	(863,206)	1,683,137	(821,939)

Storage Systems:
Current technology	164,339	(137,539)	164,339	(136,104)
Trademarks	7,150	(7,150)	7,150	(7,150)
Customer base	5,010	(5,010)	5,010	(5,010)
Non-compete agreements	1,600	(1,600)	1,600	(1,600)
Supply agreement	8,147	(8,147)	8,147	(8,147)
Trade names	800	(267)	800	(238)

Subtotal	187,046	(159,713)	187,046	(158,249)

Total identified intangible assets	$1,870,183	$(1,022,919)	$1,870,183	$(980,188)

     The following table sets forth amortization expenses and weighted average lives of identified intangible assets for the three months ended April 5, 2009 and March 30, 2008:

	Weighted	Three Months Ended
	Average Lives	April 5, 2009	March 30, 2008
	(In months)	(In thousands)
Current technology	57	$23,977	$31,793
Trademarks	83	—	13
Customer base	45	9,522	14,127
Non-compete agreements	27	21	424
Patent licensing	36	9,035	9,062
Workforce	72	149	149
Trade names	75	29	121

Total	50	$42,733	$55,689

     The following table summarizes the estimated annual future amortization expenses related to identified intangible assets as of April 5, 2009:

Amount
(In thousands)
Fiscal Year:
2009 (April 6 through December 31, 2009)	$127,379
2010	155,449
2011	120,700
2012	103,997
2013 and thereafter	339,739

Total	$847,264

Goodwill
     As of April 5, 2009 and December 31, 2008, the goodwill balance was $175.6 million, which was all included in the Storage Systems segment.
Note 6 — Derivative Instruments
     In March 2008, the FASB issued SFAS No. 161 (“FAS 161”), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” FAS 161 expands quarterly disclosure requirements in SFAS No. 133 (“FAS 133”) about an entity’s derivative instruments and hedging activities. The Company adopted FAS 161 in the first quarter of 2009 and the adoption did not have any impact on the Company’s results of operations or financial position.
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
     The Company enters into forward contracts that are designated as foreign currency cash flow hedges of selected forecasted payments denominated in currencies other than U.S. dollars. These forward contracts generally have maturities of less than 12 months. Changes in the fair value of the forward contracts attributable to changes in time value are excluded from the assessment of effectiveness and are recognized in interest income and other, net. The effective portion of the forward contracts’ gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion, if any, of the gain or loss is reported in earnings immediately.
     As of April 5, 2009, the Company held forward contracts designated as foreign currency cash flow hedges of forecasted Euro, Pound Sterling and Indian Rupee payment transactions that were set to expire from one to ten months. As of April 5, 2009, the notional value of the forward contracts that were designated as cash flow hedges was $23.3 million. The unrealized loss, net of incomes tax, included in accumulated other comprehensive income (“OCI”), as of April 5, 2009, which will be reclassified into earnings within the next twelve months is $1.1 million. The Company did not enter into foreign currency cash flow hedges for the three months ended March 30, 2008.
     The fair value of derivative instruments designated as cash flow hedges in the Company’s balance sheets as of April 5, 2009 was as follows (in thousands):

Derivatives Designated as Cash Flow	Asset Derivatives		Liability Derivatives
Hedges Under FAS 133	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Foreign exchange forward contracts	Prepaid expenses and other current assets	$165	Other accrued liabilities	$1,220
     The effect of derivative instruments designated as cash flow hedges on the Company’s statement of operations for the three months ended April 5, 2009 was as follows (in thousands):

		Loss Reclassified from		Gain Recognized in Income
	Loss	Accumulated OCI into Income		(Ineffective Portion and Amount
	Recognized in OCI	(Effective Portion)		Excluded from Effectiveness Testing)
Derivatives in FAS 133 Cash Flow	(Effective Portion)	Location in Statement		Location in Statement
Hedging Relationships	Amount	of Operation	Amount	of Operation	Amount
Foreign exchange forward contracts	$(212)	Research and development / Selling, general and administrative (*)	$(1,012)	Interest income and other, net	$120

(*)	Includes losses of $0.4 million and $0.6 million that were reclassified from accumulated OCI into research and development expenses and selling, general and administrative expenses, respectively.
Derivatives Not Designated as Hedges
     The Company enters into foreign exchange forward contracts that are used to hedge certain foreign currency-denominated assets or liabilities that do not qualify for hedge accounting treatment under FAS 133 “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the changes in fair value of these hedges are recorded immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged. The Company’s foreign exchange forward contracts related to foreign currency-denominated assets or liabilities generally range from one to three months in original maturity.
     The Company has forward contracts, not designated as FAS 133 hedges, with obligations to buy Japanese Yen, Euro, Pound Sterling, Canadian Dollar, Singapore Dollar and Indian Rupee. As of April 5, 2009, the notional value of the forward contracts that were not designated as the cash flow hedges was $245.0 million.
     The fair value of derivative instruments not designated as hedges in the Company’s balance sheets as of April 5, 2009 was as follows (in thousands):

Derivatives Not Designated as	Asset Derivatives		Liability Derivatives
Hedging Instruments Under FAS 133	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Foreign exchange forward contracts	Prepaid expenses and other current assets	$60	Other accrued liabilities	$366
     The effect of derivative instruments not designated as hedges on the Company’s statement of operations for the three months ended April 5, 2009 was as follows (in thousands):

	Loss Recognized in Income
Derivatives not Designated as Hedging Instruments under FAS 133	Location in Statement of Operation	Amount
Foreign exchange forward contracts	Interest income and other, net	$(16,790)

Note 7 — Other Balance Sheet Details
     The following table shows the details of the Company’s balance sheet items as of April 5, 2009 and December 31, 2008:

	April 5,	December 31,
	2009	2008
	(In thousands)
Cash and cash equivalents:
Cash in financial institutions	$88,058	$77,372
Cash equivalents	734,447	751,929

Total cash and cash equivalents	$822,505	$829,301

Available-for-sale debt securities:
Asset-backed and mortgage-backed securities	$169,926	$184,511
U.S. government and agency securities	70,641	88,504
Corporate and municipal debt securities	10,733	16,826

Total short-term investments	$251,300	$289,841

Inventories:
Raw materials	$35,269	$44,208
Work-in-process	37,169	52,242
Finished goods	128,757	124,085

Total inventories	$201,195	$220,535

		Interest	Conversion	April 5,	December 31,
	Maturity	Rate	Price	2009	2008
				(In thousands)
Long-term debt:
4% Convertible Subordinated Notes due 2010	2010	4.00%	$13.4200	$350,000	$350,000
6.5% Convertible Subordinated Notes due 2009	2009	6.50%	$15.3125	243,002	243,002
Accrued debt premium *				7,405	7,405

				600,407	600,407
Amortization of accrued debt premium				(5,843)	(5,300)

Total debt				594,564	595,107
Current portion of long-term debt				(244,564)	(245,107)

Long-term debt, net of current portion				$350,000	$350,000

*	The accrued debt premium will be fully amortized by December 2009.
Note 8 — Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), “Fair Value Measurements.” FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurements. The adoption of FAS 157 for financial assets and financial liabilities, effective January 1, 2008, had no material impact on the Company’s results of operations or financial position. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of FAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The Company adopted FSP 157-2 in the first quarter of 2009 and the adoption had no material impact on its results of operations or financial position.
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
     The following table summarizes assets and liabilities measured at fair value on a recurring basis as of April 5, 2009:

	Fair Value Measurements as of April 5, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)
Short-term investments in debt securities and certain cash equivalents	$805,091	$180,656	—	$985,747
Long-term investments in marketable equity securities	$798	—	—	$798
Derivative liabilities, net	—	$(1,361)	—	$(1,361)
Rabbi Trust — all invested in money market funds	$9,538	—	—	$9,538
Note 9 — Reconciliation of Basic and Diluted Loss per Share
     The following table sets forth a reconciliation of the numerators and denominators used in the computation of basic and diluted per share amounts:

	Three Months Ended
	April 5, 2009			March 30, 2008
			Per-Share			Per-Share
	Loss*	Shares+	Amount	Loss*	Shares+	Amount
	(In thousands except per share amounts)
Basic loss per share:
Net loss available to common stockholders	$(103,547)	648,459	$(0.16)	$(13,628)	661,984	$(0.02)
Stock options, employee stock purchase rights and restricted stock unit awards	—	—	—	—	—	—
Diluted loss per share:
Net loss available to common stockholders	$(103,547)	648,459	$(0.16)	$(13,628)	661,984	$(0.02)

*	Numerator

+	Denominator
     Options to purchase 91,512,309 and 97,805,671 weighted average shares were excluded from the computation of diluted shares for the three months ended April 5, 2009 and March 30, 2008, respectively, because of their antidilutive effect on net loss per share.
     For the three months ended April 5, 2009 and March 30, 2008, 41,949,978 and 49,699,072, respectively, weighted average potentially dilutive shares associated with convertible notes were excluded from the calculation of diluted shares because of their antidilutive effect on net loss per share.
Note 10 — Segment and Geographic Information

     The Company operates in two reportable segments — the Semiconductor segment and the Storage Systems segment — in which the Company offers products and services for a variety of electronic systems applications. LSI’s products are marketed primarily to original equipment manufacturers (“OEMs”) that sell products to the Company’s target end customers.
Summary of Operations by Segment
     The following is a summary of operations by segment for the three months ended April 5, 2009 and March 30, 2008:

	Three Months Ended
	April 5, 2009	March 30, 2008
	(In thousands)
Revenues:
Semiconductor	$325,034	$458,802
Storage Systems	157,245	201,945

Total	$482,279	$660,747

Loss from operations:
Semiconductor	$(80,095)	$(24,337)
Storage Systems	(14,079)	10,556

Total	$(94,174)	$(13,781)

Significant Customers
     The following table provides information about the Company’s significant customers, each of whom accounted for 10% or more of the Company’s revenues or 10% or more of either segment’s revenues, for the three months ended April 5, 2009 and March 30, 2008:

	Three Months Ended
	April 5, 2009	March 30, 2008
Semiconductor segment:
Number of significant customers	1	1
Percentage of segment revenues	25%	30%

Storage Systems segment:
Number of significant customers	3	3
Percentage of segment revenues	43%, 14%, 12%	43%, 16%, 13%

Consolidated:
Number of significant customers	2	2
Percentage of consolidated revenues	17%, 15%	21%, 14%
Information about Geographic Areas
     Revenues from domestic operations were $107.7 million, representing 22.3% of consolidated revenues, for the three months ended April 5, 2009 as compared to $206.8 million, representing 31.3% of consolidated revenues, for the three months ended March 30, 2008.
Note 11 — Comprehensive (Loss)/Income
     Comprehensive income or loss is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive loss or income, net of taxes, for the three months ended April 5, 2009 and March 30, 2008 is as follows:

	Three Months Ended
	April 5, 2009	March 30, 2008
	(In thousands)
Net loss	$(103,547)	$(13,628)
Net unrealized loss on available-for-sale securities	(2,642)	(69)
Net unrealized loss on cash-flow hedges	(212)	—
Foreign currency translation adjustments	(15,101)	14,904
Amortization of prior service cost and net actuarial gain included in net periodic benefit credit	(10)	—

Total comprehensive (loss)/income	$(121,512)	$1,207

Note 12 — Income Taxes
     Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pre-tax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company operates that apply a broad range of statutory income tax rates. Excluding certain foreign jurisdictions, management believes that it is more likely than not that the future benefit of deferred tax assets will not be realized. Accordingly, under FASB interpretation No. 18 (“FIN 18”), “Accounting for Income Taxes in Interim Periods, an interpretation of Accounting Principal Board Opinion No. 28,” the Company has excluded the income or loss from certain jurisdictions from the overall estimation of the annual rate due to the anticipated pretax losses in those jurisdictions for the years for which tax benefits are not realizable or cannot be recognized in the current year.
     The income tax provision for the three months ended April 5, 2009 and March 30, 2008, was $8.0 million and $5.5 million, respectively. For the three months ended April 5, 2009, the Company recorded a reversal of $29.8 million in liabilities, which includes unrecognized tax benefits of $15.7 million and interest and penalties of $14.1 million, determined under FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109,” due to various statutes of limitations expiring during the period and an increase of $32.9 million, which includes unrecognized tax benefits of $25.0 million and interest and penalties of $7.9 million, as a result of re-measurements of uncertain tax positions taken in prior periods based on new information. For the three months ended March 30, 2008, the Company recorded a reversal of an $8.8 million liability determined under FIN 48 because various statutes of limitations expired during the period and an increase of $2.1 million as a result of re-measurement of uncertain tax positions taken in prior periods based on new information.
Note 13 — Related Party Transactions
     A member of the Company’s board of directors is also a member of the board of directors of Seagate Technology. The Company sells semiconductors used in storage product applications to Seagate Technology for prices comparable to those charged to an unrelated third party. Storage products include disk drives, RAID subsystems and tape drives. Revenues from sales to Seagate Technology were $80.0 million and $138.8 million for the three months ended April 5, 2009 and March 30, 2008, respectively. The Company had accounts receivable from Seagate Technology of $54.6 million and $43.5 million as of April 5, 2009 and December 31, 2008, respectively.
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
     The Company purchased $11.1 million and $18.9 million of inventory from SMP for the three months ended April 5, 2009 and March 30, 2008, respectively. As of April 5, 2009 and December 31, 2008, the amounts of inventory on hand that were purchased from SMP were $10.5 million and $14.1 million, respectively, and the amounts payable to SMP were $2.2 million and $2.7 million, respectively.
Note 14 — Commitments, Contingencies and Legal Matters
Purchase Commitments
     The Company maintains purchase commitments with certain suppliers primarily for raw materials and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. As of April 5, 2009, the total purchase commitments were $509.1 million, which are due through 2011.
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
     The following table sets forth a summary of changes in product warranties during the three months ended April 5, 2009:

Three Months Ended
April 5, 2009
(In thousands)
Balance as of December 31, 2008	$12,238
Accruals for warranties issued during the period	5,436
Accruals related to pre-existing warranties (including changes in estimates)	(122)
Settlements made during the period (in cash or in kind)	(3,507)

Balance as of April 5, 2009	$14,045

     Convertible Subordinated Notes:
     As part of the merger with Agere, the Company guaranteed Agere’s 6.5% Convertible Subordinated Notes due December 15, 2009. As of April 5, 2009 and December 31, 2008, $243.0 million of these notes were outstanding.
     Standby Letters of Credit:
     As of April 5, 2009 and December 31, 2008, the Company had outstanding obligations relating to standby letters of credit of $18.6 million and $19.2 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, claims from litigations and certain self-insured risks. If the guarantees are called, the Company must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amount and they generally have one-year terms.
Uncertain Tax Positions
     As of April 5, 2009, the amount of the unrecognized tax benefits determined under FIN 48 was $241.9 million. This is a net increase of $9.9 million in unrecognized tax benefits from December 31, 2008. The net increase for the quarter primarily relates to an increase of $25.0 million as a result of re-measurements of uncertain tax positions taken in prior periods and a reduction of $15.7 million in unrecognized tax benefits due to various statutes of limitations expiring during the quarter. Of the $241.9 million in unrecognized tax benefits, the Company expects to pay $35.2 million within one year. Accordingly, this amount has been recorded in other current liabilities. For the remaining balance, the Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of various statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, the Company estimates that in addition to the $35.2 million discussed above, additional unrecognized tax benefits, plus accrued interest and penalties, could decrease by an amount in the range of $0 to $27.7 million.

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
Legal Matters
     On April 6, 2006, Silicon Space Technology Corporation (“Silicon Space”) filed a lawsuit against LSI in the District Court of Travis County, Texas, alleging, among other things, that LSI misappropriated unspecified intellectual property related to radiation hardening of integrated circuits. In December 2007, the jury found that LSI did misappropriate Silicon Space intellectual property. A final judgment was entered on February 29, 2008, awarding Silicon Space $18.0 million plus interest from October 10, 2006 and attorneys’ fees, but denying injunctive relief. LSI and Silicon Space settled this matter on March 30, 2009. In connection with the settlement, LSI paid Silicon Space $6.6 million on April 30, 2009, of which $1.6 million was accrued during the first quarter of 2009.
     On December 6, 2006, Sony Ericsson Mobile Communications USA Inc. (“Sony Ericsson”) filed a lawsuit against Agere in Wake County Superior Court in North Carolina, alleging unfair and deceptive trade practices, fraud and negligent misrepresentation in connection with Agere’s engagement with Sony Ericsson to develop a wireless data card for personal computers. The complaint claims an unspecified amount of damages and seeks damages, treble damages and attorneys’ fees. On February 13, 2007, Agere filed a motion to dismiss for improper venue. On August 27, 2007, the court granted Agere’s motion to dismiss for improper venue. Sony Ericsson appealed that ruling. On March 3, 2009, the North Carolina Court of Appeals affirmed the lower court’s ruling. On October 22, 2007, Sony Ericsson filed a lawsuit in the Supreme Court of the State of New York, New York County against LSI, raising substantially the same allegations and seeking substantially the same relief as the North Carolina proceeding.
     On March 23, 2007, CIF Licensing, LLC, d/b/a GE Licensing (“GE”) filed a lawsuit against Agere in the United States District Court for the District of Delaware, asserting that Agere products infringe patents in a portfolio of patents GE acquired from Motorola. GE has asserted that four of the patents cover inventions relating to modems. GE is seeking monetary damages. The Company believes it has a number of defenses to the infringement claims in this action, including laches, exhaustion and its belief that it has a license to the patents. The court postponed hearing motions based on these defenses until after the trial, and did not allow the Company to present evidence on these defenses at trial. On February 17, 2009, the jury in this case returned a verdict finding that three of the four patents were invalid and that Agere products infringed the one patent found to be valid and awarding GE $7.6 million for infringement of that patent. The jury also found Agere’s infringement was willful, which means that the judge could enhance the verdict up to three times its original amount. The court has not scheduled hearings on the Company’s post-trial motions related to its defenses. One of these motions seeks to have a mis-trial declared based on the Company’s belief that GE withheld evidence in discovery which affected the Company’s ability to present evidence at trial. The court has agreed to appoint a special master to investigate this matter. If the jury’s verdict is entered by the court, the Company would also expect to be required to pay interest from the date of infringing sales and estimates that interest through the end of 2008 could amount to approximately $2.0 million. If the verdict is entered, LSI intends to appeal the matter.
     In April 2008, LSI filed an action with the International Trade Commission seeking the exclusion for the United States of products produced by 23 companies. Qimonda AG, one of these companies, filed a lawsuit against LSI in the United States District Court for the Eastern District of Virginia (Richmond Division) on November 12, 2008, alleging that LSI’s products infringe seven of Qimonda’s patents. Qimonda is seeking monetary damages, treble damages and costs, expenses and attorneys’ fees due to alleged willfulness, interest, and temporary and permanent injunctive relief for all the patents in the suit. On November 20, 2008, Qimonda filed an ITC action against LSI and Seagate alleging that multiple LSI products infringe the same seven patents. The ITC instituted its investigation on December 18, 2008. LSI is currently investigating Qimonda’s claims. Qimonda has stated that insolvency proceedings for it opened on April 1, 2009.
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
     The Company believes the amounts provided in its financial statements, which are not material, are adequate in light of the probable and estimable liabilities. However, because such matters are subject to many uncertainties, the ultimate outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in the Company’s financial statements or will not have a material adverse effect on its results of operations, financial condition or cash flows.
Note 15 — Subsequent Events
     On April 21, 2009, the Company completed the acquisition of the assets and certain associated intellectual property of the 3ware RAID storage adapter business of Applied Micro Circuits Corporation (“AMCC”) for $20.0 million in cash. 3ware products include SAS and SATA RAID adapters and high-capacity storage solutions for a broad range of applications. For reporting purposes, the 3ware business will be included as part of the Company’s Storage Systems segment.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Management’s discussion and analysis should be read in conjunction with the other sections of this Form 10-Q, including Part 1, “Item 1. Financial Statements.”
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
     We operate in two segments — the Semiconductor segment and the Storage Systems segment. For the Semiconductor segment, we sell our integrated circuits for storage applications to makers of hard disk drives and computer servers. We sell our integrated circuits for networking applications principally to makers of devices used in computer and communications networks and, to a lesser extent, to makers of personal computers. For the Storage Systems segment, we sell our storage systems, host adapter boards and software applications for attaching storage devices to computer servers and for storage area networks to original equipment manufacturers, or OEMs, who resell those products to end customers under their own brand name. We also generate revenue by licensing other entities to use our intellectual property. We recognize this revenue primarily in the Semiconductor segment.
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
     The U.S. and global economies have experienced a significant downturn driven by a financial and credit crisis that could continue to challenge those economies for some period of time. In the first quarter of 2009, our revenues declined significantly as compared to our quarterly revenues in 2008 due to the global economic downturn. In January 2009, we took a number of actions to reduce our expenses, including a corporate-level restructuring designed to increase synergies across our semiconductor segment, a 5% reduction of our global workforce, reductions in employee compensation-related expenses and reductions in discretionary spending.

     Although we saw increases in demand in some parts of our business at the end of the first quarter of 2009, we anticipate that our quarterly revenues will not return to pre-downturn levels in the near future. Accordingly, we continue to monitor demand and may seek to adjust our cost structure further.
     Our revenues for the three months ended April 5, 2009 were $482.3 million, a decrease of $178.4 million, compared to $660.7 million for the three months ended March 30, 2008. The decrease in revenues resulted primarily from the global economic downturn and the resulting lower end-market demand for semiconductors used in storage and networking product applications and lower demand for our mid-to-high level storage systems. Revenues for our entry level products increased during the quarter as a percentage of our total Storage Systems segment revenues.
     We reported a net loss of $103.5 million, or $0.16 per diluted share, for the three months ended April 5, 2009, as compared to a net loss of $13.6 million, or $0.02 per diluted share, for the three months ended March 30, 2008. During the three months ended April 5, 2009, we recorded restructuring of operations and other items, net of $25.2 million compared to $4.6 million for the three months ended March 30, 2008.
     Cash, cash equivalents and short-term investments were $1,073.8 million as of April 5, 2009, as compared to $1,119.1 million as of December 31, 2008. For the three months ended April 5, 2009, cash used in operating activities was $9.8 million as compared to $96.2 million cash provided by operating activities in the first three months of 2008.
RESULTS OF OPERATIONS
Revenues
     The following table summarizes our revenues by segment for the three months ended April 5, 2009 and March 30, 2008:

	Three Months Ended
	April 5, 2009	March 30, 2008
	(In millions)
Semiconductor segment	$325.0	$458.8
Storage Systems segment	157.3	201.9

Consolidated	$482.3	$660.7

     Three months ended April 5, 2009 compared to the three months ended March 30, 2008:
     Total consolidated revenues for the three months ended April 5, 2009 decreased $178.4 million or 27.0% as compared to the three months ended March 30, 2008.
     Semiconductor Segment:
     Revenues for the Semiconductor segment decreased $133.8 million or 29.2% for the three months ended April 5, 2009 as compared to the three months ended March 30, 2008. The decrease was primarily attributable to decreased demand for semiconductors used in storage and older networking product applications, partially offset by increased revenues in our newer networking product applications and increased revenues from the licensing of intellectual property.
     Storage Systems Segment:
     Revenues for the Storage Systems segment decreased $44.6 million or 22.1% for the three months ended April 5, 2009 as compared to the three months ended March 30, 2008. The decrease was primarily attributable to a decrease in revenues for our mid-to-high level storage systems. Revenues for our entry level products increased during the quarter as a percentage of our total Storage Systems segment revenues.
     See Note 10 to our consolidated financial statements in Item 1 for information about our significant customers.
Revenues by Geography
     The following table summarizes our revenues by geography for the three months ended April 5, 2009 and March 30, 2008:

	Three Months Ended
	April 5, 2009	March 30, 2008
	(In millions)
North America *	$107.7	$206.8
Asia **	244.9	348.2
Europe and the Middle East	129.7	105.7

Total	$482.3	$660.7

*	Primarily the United States.

**	Including Japan.
     Three months ended April 5, 2009 compared to the three months ended March 30, 2008:
     Revenues in North America and Asia decreased 47.9% and 29.7%, respectively. The decrease in North America was primarily attributable to a significant customer shifting order placements from our U.S. subsidiary to a subsidiary in Europe during the third quarter of 2008, decreased demand for our mid-to-high level storage systems, and decreased demand for semiconductors used in storage and networking product applications, offset in part by increased revenues in our newer networking products and increased revenues from the licensing of intellectual property. The decrease in Asia was primarily attributable to decreased revenues from semiconductors used in storage and networking products. Revenues in Europe and the Middle East increased 22.7% for the three months ended April 5, 2009 as compared to the three months ended March 30, 2008. The increase was primarily attributable to a significant customer shifting order placements from our U.S. subsidiary to a subsidiary in Europe during the third quarter of 2008.
Gross Profit Margin
     The following table summarizes our gross profit margins by segment for the three months ended April 5, 2009 and March 30, 2008:

	Three Months Ended
	April 5, 2009	March 30, 2008
	(Dollars in millions)
Semiconductor segment	$124.6	$184.9
Percentage of segment revenues	38.3%	40.3%
Storage Systems segment	$45.5	$74.7
Percentage of segment revenues	28.9%	37.0%

Consolidated	$170.1	$259.6

Percentage of total revenues	35.3%	39.3%
     Three months ended April 5, 2009 compared to the three months ended March 30, 2008:
     The consolidated gross profit margin as a percentage of total revenues decreased to 35.3% for the three months ended April 5, 2009 from 39.3% for the three months ended March 30, 2008.
     Semiconductor Segment:
     The gross profit margin as a percentage of segment revenues for the Semiconductor segment decreased to 38.3% for the three months ended April 5, 2009 from 40.3% for the three months ended March 30, 2008. The decrease was primarily attributable to a shift in product mix, lower overall absorption of fixed costs as a result of the decline in revenues and an increase in amortization of identified intangible assets as a percentage of revenues. The decrease was offset in part by a decrease in inventory provisions as a result of continued improvements in supply chain management.
     Storage Systems Segment:
     The gross profit margin as a percentage of segment revenues for the Storage Systems segment decreased to 28.9% for the three months ended April 5, 2009 from 37.0% for the three months ended March 30, 2008. The decrease was primarily driven by a shift in product mix as a greater percentage of our sales consisted of entry-level storage systems, which have lower margins, along with lower overall absorption of fixed costs as a result of the decrease in revenues.

Research and Development
     The following table summarizes our research and development, or R&D, expenses by segment for the three months ended April 5, 2009 and March 30, 2008:

	Three Months Ended
	April 5, 2009	March 30, 2008
	(Dollars in millions)
Semiconductor segment	$123.0	$135.2
Percentage of segment revenues	37.8%	29.5%
Storage Systems segment	$32.3	$34.5
Percentage of segment revenues	20.5%	17.1%

Consolidated	$155.3	$169.7

Percentage of total revenues	32.2%	25.7%
     Three months ended April 5, 2009 compared to the three months ended March 30, 2008:
     Consolidated R&D expenses decreased $14.4 million or 8.5% for the three months ended April 5, 2009 as compared to the three months ended March 30, 2008.
     Semiconductor Segment:
     R&D expenses for the Semiconductor segment decreased $12.2 million or 9.0% for the three months ended April 5, 2009 as compared to the three months ended March 30, 2008. The decrease was primarily attributable to lower compensation-related expenses as a result of reduced headcount from the restructuring action announced in January 2009 and lower spending on materials associated with existing R&D projects. R&D expenses for the Semiconductor segment increased as a percentage of segment revenues from 29.5% for the three months ended March 30, 2008 to 37.8% for the three months ended April 5, 2009, primarily as a result of the decrease in revenues.
     Storage Systems Segment:
     R&D expenses for the Storage Systems segment decreased $2.2 million or 6.4% for the three months ended April 5, 2009 as compared to the three months ended March 30, 2008. The decrease was primarily attributable to lower compensation-related expenses as a result of reduced headcount from the restructuring action announced in January 2009 and lower spending on materials associated with existing R&D projects. R&D expenses for the Storage Systems segment increased as a percentage of segment revenues from 17.1% for the three months ended March 30, 2008 to 20.5% for the three months ended April 5, 2009, primarily as a result of the decrease in revenues.
Selling, General and Administrative
     The following table summarizes our selling, general and administrative, or SG&A, expenses by segment for the three months ended April 5, 2009 and March 30, 2008:

	Three Months Ended
	April 5, 2009	March 30, 2008
	(Dollars in millions)
Semiconductor segment	$56.5	$69.4
Percentage of segment revenues	17.4%	15.1%
Storage Systems segment	$27.3	$29.7
Percentage of segment revenues	17.4%	14.7%

Consolidated	$83.8	$99.1

Percentage of total revenues	17.4%	15.0%
     Three months ended April 5, 2009 compared to the three months ended March 30, 2008:
     Consolidated SG&A expenses decreased $15.3 million or 15.4% for the three months ended April 5, 2009 as compared to the three months ended March 30, 2008.

     Semiconductor Segment:
     SG&A expenses for the Semiconductor segment decreased $12.9 million or 18.6% for the three months ended April 5, 2009 as compared to the three months ended March 30, 2008. The decrease was primarily attributable to a decrease in amortization expenses associated with identified intangible assets, a decrease in compensation-related expenses as a result of reduced headcount from the restructuring action announced in January 2009, and lower sales and marketing expenses attributable to cost reduction measures. SG&A expenses for the Semiconductor segment increased as a percentage of segment revenues from 15.1% for the three months ended March 30, 2008 to 17.4% for the three months ended April 5, 2009, primarily as a result of the decrease in revenues.
     Storage Systems Segment:
     SG&A expenses for the Storage Systems segment decreased $2.4 million or 8.1% for the three months ended April 5, 2009 as compared to the three months ended March 30, 2008. The decrease was primarily attributable to lower compensation-related expenses as a result of reduced headcount from the restructuring action announced in January 2009 and lower sales commissions as a result of the decrease in revenues. SG&A expenses for the Storage Systems segment increased as a percentage of segment revenues from 14.7% for the three months ended March 30, 2008 to 17.4% for the three months ended April 5, 2009, primarily as a result of the decrease in revenues.
Restructuring of Operations and Other Items, net
     We recorded charges of $25.2 million in restructuring of operations and other items, net, for the three months ended April 5, 2009, consisting of $19.3 million in charges for restructuring of operations and $5.9 million in charges for other items. The $25.2 million of charges were all attributable to the Semiconductor segment.
     We recorded charges of $4.6 million in restructuring of operations and other items, net, for the three months ended March 30, 2008, consisting of $3.3 million in charges for restructuring of operations and $1.3 million in charges for other items. The $4.6 million of charges were all attributable to the Semiconductor segment. See Note 3 to our consolidated financial statements in Item 1 for more information about the restructuring charges recorded during the first quarter of 2009.
Interest (Expense) or Income and Other, net
     The following table summarizes our interest expense and components of interest income and other, net, for the three months ended April 5, 2009 and March 30, 2008:

	Three Months Ended
	April 5, 2009	March 30, 2008
	(In millions)
Interest expense	$(7.2)	$(9.0)
Interest income	6.4	14.3
Other (expense) /income, net	(0.5)	0.3

Total	$(1.3)	$5.6

     Interest Expense:
     Interest expense decreased $1.8 million for the three months ended April 5, 2009 as compared to the three months ended March 30, 2008 as a result of the repurchase of $118.6 million of 6.5% convertible subordinated notes in the fourth quarter of 2008.
     Interest Income and Other, net:
     Interest income decreased $7.9 million for the three months ended April 5, 2009 as compared to the three months ended March 30, 2008 primarily as a result of lower interest rates during the first quarter of 2009 as compared to the first quarter of 2008.
     Other expense, net, increased $0.8 million for the three months ended April 5, 2009 as compared to the three months ended March 30, 2008 primarily as a result of $0.6 million in foreign exchange losses during the first quarter of 2009 as compared to $1.9 million in foreign exchange gains during the first quarter of 2008, offset in part by $1.2 million decrease in charges for points on foreign currency forward contracts and other miscellaneous items.

Provision for Income Taxes
     During the three months ended April 5, 2009 and March 30, 2008, we recorded an income tax provision of $8.0 million and $5.5 million, respectively. Under FIN 18, we have excluded the income or loss from certain jurisdictions from the overall estimation of the annual rate due to the anticipated pretax losses in those jurisdictions for the years for which tax benefits are not realizable or cannot be recognized in the current year.
     For the three months ended April 5, 2009, we recorded a reversal of $29.8 million in liabilities, which includes unrecognized tax benefits of $15.7 million and interest and penalties of $14.1 million, determined under FIN 48 due to various statutes of limitations expiring during the period and an increase of $32.9 million, which includes unrecognized tax benefits of $25.0 million and interest and penalties of $7.9 million, as a result of re-measurements of uncertain tax positions taken in prior periods based on new information.
     For the three months ended March 30, 2008, we recorded a reversal of an $8.8 million liability determined under FIN 48 because various statutes of limitations expired during the period and an increase of $2.1 million as a result of re-measurement of uncertain tax positions taken in prior periods based on new information.
     Excluding certain foreign jurisdictions, management believes that it is more likely than not that the future benefit of deferred tax assets will not be realized.
FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
     Cash, cash equivalents and short-term investments decreased to $1,073.8 million at April 5, 2009 from $1,119.1 million at December 31, 2008. The decrease was mainly due to cash outflows from operating activities, offset in part by cash inflows from investing activities as described below.
Working Capital
     Working capital decreased by $51.5 million to $950.4 million at April 5, 2009 from $1,001.9 million at December 31, 2008. The decrease was attributable to the following:
•	Cash, cash equivalents and short-term investments decreased by $45.3 million;

•	Accounts receivable decreased by $30.7 million primarily as a result of lower revenues in the first quarter of 2009 than in the fourth quarter of 2008;

•	Other accrued liabilities increased by $25.5 million primarily as a result of increases in accruals for interest on our convertible notes as the interest payment dates approach, increases in liabilities with third party manufacturers and other accruals related to operations of the business, offset in part by the utilization of restructuring reserves;

•	Inventories declined by $19.3 million primarily as a result of the usage of inventories during the first quarter of 2009, which reflects our continued focus on supply chain management; and

•	Prepaid expenses and other current assets decreased by $19.0 million primarily the result of decreases in other receivables and tax-related receivables.
     These decreases in working capital were offset in part by the following:
•	Accounts payable decreased by $65.0 million primarily as a result of lower purchases following the global economic downturn and the timing of invoice receipts and payments;

•	Accrued salaries, wages and benefits decreased by $22.1 million primarily the result of timing differences in the payment of salaries, benefits and performance-based compensation;

•	Income taxes payable decreased by $0.7 million because of the timing of income tax payments made and the income tax provision recorded during the first quarter of 2009; and

•	Current portion of the long-term debt decreased $0.5 million as a result of the amortization of accrued debt premium.
Cash Used in Operating Activities
     During the three months ended April 5, 2009, cash used in operating activities was $9.8 million as compared to $96.2 million generated from operating activities during the three months ended March 30, 2008. Cash used in operating activities for the three months ended April 5, 2009 was the result of the following:
•	A net loss adjusted for non-cash transactions, including depreciation and amortization. The non-cash items and other non-operating adjustments are quantified in the Statements of Cash Flows included in Item 1; offset by

•	A net increase in assets and liabilities, including changes in working capital components from December 31, 2008 to April 5, 2009, as discussed above.
Cash Provided by Investing Activities
     Cash provided by investing activities for the three months ended April 5, 2009 was $5.4 million as compared to $20.8 million used during the three months ended March 30, 2008. The primary investing activities for the three months ended April 5, 2009 were:
•	Proceeds from maturities and sales of available-for-sale debt securities and equity securities, net of purchases; and

•	Purchases of property, equipment and software, net of sales.
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
Cash Provided by Financing Activities
     Cash provided by financing activities for the three months ended April 5, 2009 was $1,000 as compared to $228.9 million used in financing activities for the three months ended March 30, 2008.
     Cash, cash equivalents and short-term investments are our primary source of liquidity. We believe that our existing liquid resources and cash generated from operations will be adequate to meet our operating and capital requirements and other obligations, including repayment of our outstanding convertible subordinated notes as they mature, for the next twelve months and beyond. We may find it desirable to obtain additional debt or equity financing or seek to refinance our existing convertible notes. We believe that financing is currently difficult for many companies to obtain on acceptable terms or at all. Accordingly, such financing may not be available to us at all or on acceptable terms if we determine that it would be desirable to obtain additional financing.
CONTRACTUAL OBLIGATIONS
     The following table summarizes our contractual obligations as of April 5, 2009:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Other		Total
			(In millions)
Convertible Subordinated Notes	$243.0	$350.0	$—	$—	$—		$593.0
Estimated interest payments on Convertible Subordinated Notes	29.8	7.0	—	—	—		36.8
Operating lease obligations	82.5	72.0	16.7	2.9	—		174.1
Purchase commitments	262.6	246.5	—	—	—		509.1
FIN 48 liabilities	35.2	—	—	—	196.2	**	231.4
Pension and postretirement contributions	20.0 to 60.0	*	*	*	*		20.0 to 60.0

Total	$673.1 to 713.1	$675.5	$16.7	$2.9	$196.2		$1,564.4 to 1,604.4

*	We have pension plans covering substantially all former Agere Systems U.S. employees, excluding management employees hired after June 30, 2003. We also have pension plans covering certain international employees. Although additional future contributions will be required, the amount and timing of these contributions will be impacted by actuarial assumptions, the actual rate of return on plan assets, the level of market interest rates, and the amount of voluntary contributions to the plans. If current macroeconomic conditions continue, the additional contributions in future years would likely be higher than those projected for 2009. Effective April 6, 2009, we froze the U.S. management pension plan, which covers active participants who joined us from Agere.

**	Represents the non-current tax payable obligation under FIN 48. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.
Convertible Subordinated Notes
     As of April 5, 2009, we had outstanding $350.0 million of 4% Convertible Subordinated Notes due May 15, 2010. Interest on these notes is payable semiannually on May 15 and November 15 of each year. These notes are subordinated to all existing and future senior debt and are convertible at the holder’s option into shares of our common stock at a conversion price of approximately $13.42 per share at any time prior to maturity. We cannot elect to redeem these notes prior to maturity. Each holder of these notes has the right to cause us to repurchase all of such holder’s convertible notes at a price equal to 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change, which includes a transaction or an event such as an exchange offer, liquidation, a tender offer, consolidation, certain mergers or combinations.
     As part of our merger with Agere, we guaranteed Agere’s 6.5% Convertible Subordinated Notes due December 15, 2009. As of April 5, 2009, we had outstanding $243.0 million of these notes. Interest on these notes is payable semiannually on June 15 and December 15 of each year. These notes are unsecured and subordinated obligations and are subordinated in right of payment to all of Agere’s existing and future senior debt. These notes are convertible at the holder’s option into shares of our common stock at a current conversion price of $15.3125 per share, subject to adjustment in certain events, at any time prior to maturity, unless previously redeemed or repurchased. We may redeem these notes in whole or in part at any time. We may be required to repurchase these notes at a price equal to 100% of their principal amount plus any accrued and unpaid interest if our stock is no longer approved for public trading, if our stockholders approve liquidation or if a specified change in control occurs.
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
Uncertain Tax Positions
     As of April 5, 2009, the amount of the unrecognized tax benefits determined under FIN 48 was $241.9 million. This is a net increase of $9.9 million in unrecognized tax benefits from December 31, 2008. The net increase for the quarter primarily relates to an increase of $25.0 million as a result of re-measurements of uncertain tax positions taken in prior periods and a reduction of $15.7 million in unrecognized tax benefits due to various statutes of limitations expiring during the quarter. Of the $241.9 million in unrecognized tax benefits, we expect to pay $35.2 million within one year. Accordingly, this amount has been recorded in other current liabilities. For the remaining balance, we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of various statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, we estimate that in addition to the $35.2 million discussed above, additional unrecognized tax benefits, plus accrued interest and penalties, could decrease by an amount in the range of $0 to $27.7 million.
Standby Letters of Credit
     As of April 5, 2009 and December 31, 2008, we had outstanding obligations relating to standby letters of credit of $18.6 million and $19.2 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, claims from litigations and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amount and they generally have one-year terms.
CRITICAL ACCOUNTING POLICIES
     There have been no significant changes in the critical accounting estimates and significant accounting policies during the three months ended April 5, 2009 as compared to the discussion in Part II, Item 7 and in Note 1 to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008.
RECENT ACCOUNTING PRONOUNCEMENTS
     The information contained in Note 1 to our consolidated financial statements in Item 1 under the heading “Recent Accounting Pronouncements” is incorporated by reference into this Item 2.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There have been no significant changes in the market risk disclosures during the three months ended April 5, 2009 as compared to the discussion in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures: The rules of the Securities and Exchange Commission define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required or necessary disclosures. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.
     Changes in Internal Control: During the first quarter of 2009, we did not make any change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting.
     The business of Agere Systems, which we acquired in April 2007, has been using a different enterprise resource planning, or ERP, system than the system we have used historically. We are in the process of converting Agere’s business to our ERP systems. In the first quarter of 2009, we transitioned Agere’s finance operations except sales, accounts payable and manufacturing operations to our ERP system. We believe that this transition did not materially affect our internal control over financial reporting. We expect to complete the conversion in the second quarter of 2009.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     This information is included under the caption “Legal Matters” in Note 14 to our consolidated financial statements in Item 1 of Part I.

Item 1A. Risk Factors
     Set forth below are risks and uncertainties, many of which are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2008, that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements in this report and other public statements we make:
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
     In addition, if we fail to win new product designs from our major customers, our business and results of operations may be harmed. Further, if our major customers make significant changes in scheduled deliveries, decide to pursue the internal development of the products we sell to them or are acquired, our business and results of operations may be harmed. For example, business combinations such as Oracle’s proposed acquisition of Sun Microsystems, a customer of our Storage Systems business, could result in changes in the competitive environment we face. These combinations could have a positive or negative impact on our business.
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
     We have defined benefit pension plans under which we are obligated to make future payments to participants. We have set aside funds to meet our anticipated obligations under these plans. These funds are invested in equity and fixed income securities. Since mid-2008, market prices of these types of securities have declined significantly. At December 31, 2008, our projected benefit obligations under our pension plans exceeded the value of the assets of those plans by approximately $450 million. U.S. law provides that we must make contributions to the pension plans during the reminder of 2009 of at least $19.0 million. We may be required to make additional contributions to the plans in later years if the value of the plan assets does not increase, or continues to decrease, and these amounts could be significantly larger than the required contributions in 2009. We may also choose to make additional, voluntary contributions to the plans.
     As of April 5, 2009, we had contractual purchase commitments with suppliers, primarily for raw materials and manufacturing services and for some non-production items, of approximately $509.1 million. If our actual revenues in the future are lower than our current expectations, we may not meet all of our buying commitments. As a result, it is possible that we will have to make penalty-type payments under these contracts, even though we are not obtaining any products that we can sell.

     During the year ended December 31, 2008, we recognized goodwill and identified intangible asset impairment charges of $541.6 million. At April 5, 2009, we had $1,022.9 million of goodwill and identified intangible assets. If economic conditions worsen and our revenues decline below our recent forecasts, we may recognize additional impairment of our assets.
     Cash, cash equivalents and short-term investments are our primary source of liquidity. We believe that our existing liquid resources and cash generated from operations will be adequate to meet our operating and capital requirements and other obligations, including repayment of our outstanding convertible subordinated notes as they mature, for the next twelve months and beyond. We may find it desirable to obtain additional debt or equity financing or seek to refinance our existing convertible notes. We believe that financing is currently difficult for many companies to obtain on acceptable terms or at all. Accordingly, such financing may not be available to us at all or on acceptable terms if we determine that it would be desirable to obtain additional financing. Moreover, any future equity or convertible debt financing may decrease the percentage of equity ownership of existing stockholders and may result in dilution, depending on the price at which the equity is sold or the debt is converted.
•	We depend on outside suppliers to manufacture, assemble, package and test our products; accordingly, any failure to secure and maintain sufficient manufacturing capacity or to maintain the quality of our products could harm our business and results of operations.

•	Failure to qualify our semiconductor products or our suppliers’ manufacturing lines with key customers could harm our business and results of operations.

•	Any defects in our products could harm our reputation, customer relationships and results of operations.

•	As part of our integration efforts with Agere, we intend to transition Agere’s operation to our enterprise resource planning system. Any issues that may arise with this transition could interfere with our business and harm our operating results or our ability to produce accurate and timely financial statements.
     Agere’s business utilizes a different enterprise resource planning, or ERP, system than the system we have used historically. To streamline operations, we are in the process of converting Agere’s business to our ERP system. Converting Agere’s business processes, data and applications is a complex and time-consuming task. During this transition period, we are exposed to the possibility that we may not combine information correctly from the two systems, impacting our financial statements or our planning processes, and to the additional cost of maintaining two ERP systems. In the first quarter of 2009, we transitioned Agere’s finance operations except sales, accounts payable and manufacturing operations to our ERP system. We expect to complete the conversion in the second quarter of 2009.
     Although we have planned the conversion carefully and have performed extensive testing, it is possible that we may not convert all information or processes correctly or that some other problem could arise. Any problems that arise could impair our ability to process customer orders, ship products, provide services and support to our customers, bill and track orders, fulfill contractual obligations, file reports with the Securities and Exchange Commission in a timely manner and otherwise run our business. Even if we do not encounter these adverse effects, the transition to a single ERP system may be much more costly than we anticipated, which would adversely affect our future operating results.
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
     Our operations and those of our suppliers are subject to natural disasters and other events outside of our control that may disrupt our business and harm our operating results. For example, a widespread outbreak of an illness such as swine flu, avian influenza, or bird flu, or severe acute respiratory syndrome, or SARS, could harm our operations and those of our suppliers as well as decrease demand from customers. One of our contract manufacturers assembles storage systems products for us in Mexico, which has experienced an outbreak of swine flu. In addition, we have operations in Singapore, Thailand and China, countries where outbreaks of bird flu and/or SARS have occurred. We also have substantial operations in parts of California that have experienced major earthquakes and in parts of Asia that have experienced both typhoons and earthquakes. If our operations or those of our suppliers are curtailed because of health issues or natural disasters, our business may be disrupted and we may need to seek alternate sources of supply for manufacturing or other services. Alternate sources may not be available, may be more expensive or may result in delays in shipments to customers, which would affect our results of operations. In addition, a curtailment of design operations could result in delays in the development of new products. If our customers’ businesses are affected by health issues or natural disasters, they might delay or reduce purchases, which could harm our business and results of operations.
•	We are subject to various environmental laws and regulations that could impose substantial costs on us and may harm our business.

•	Our blank check preferred stock and Delaware law contain provisions that may inhibit potential acquisition bids, which may harm our stock price, discourage merger offers or prevent changes in our management.

•	Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s attention and resources.
Item 6. Exhibits
     See the Exhibit Index, which follows the signature page to this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSI CORPORATION (Registrant)
Date: May 14, 2009	By	/s/ Bryon Look
Bryon Look
Executive Vice President, Chief Financial Officer and Chief Administrative Officer

EXHIBIT INDEX

10.1	Separation Agreement with Ruediger Stroh (Incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K, filed March 2, 2009)

10.2	Separation Agreement with Claudine Simson (Incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K, filed March 2, 2009)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350