Form 10-Q
period 2009-07-05
LSI CORP
filed 2009-08-11
CIK 703360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 5, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 6, 2009, there were 651,914,731 shares of the registrant’s Common Stock, $.01 par value, outstanding.

LSI CORPORATION
Form 10-Q
For the Quarter Ended July 5, 2009
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LSI CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	July 5,	December 31,
	2009	2008
	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$654,954	$829,301
Short-term investments	218,679	289,841
Accounts receivable, less allowances of $6,711 and $9,627, respectively	267,917	303,971
Inventories	158,658	220,535
Prepaid expenses and other current assets	140,466	155,814

Total current assets	1,440,674	1,799,462
Property and equipment, net	217,541	235,963
Identified intangible assets, net	809,294	889,995
Goodwill	179,212	175,624
Other assets	235,596	243,150

Total assets	$2,882,317	$3,344,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$145,714	$201,035
Accrued salaries, wages and benefits	82,004	114,730
Other accrued liabilities	236,416	236,661
Current portion of long-term debt	350,000	245,107

Total current liabilities	814,134	797,533

Long-term debt, net of current portion	—	350,000
Pension, postretirement and other benefits	444,458	451,079
Income taxes payable — non-current	198,099	193,590
Other non-current liabilities	108,201	111,070

Total long-term obligations and other liabilities	750,758	1,105,739

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value: 1,300,000 shares authorized; 651,406 and 648,132 shares outstanding, respectively	6,514	6,481
Additional paid-in capital	6,105,249	6,058,786
Accumulated deficit	(4,525,805)	(4,360,775)
Accumulated other comprehensive loss	(268,533)	(263,570)

Total stockholders’ equity	1,317,425	1,440,922

Total liabilities and stockholders’ equity	$2,882,317	$3,344,194

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(In thousands, except per share amounts)
Revenues	$520,665	$692,063	$1,002,944	$1,352,810
Cost of revenues	339,772	407,167	651,979	808,361

Gross profit	180,893	284,896	350,965	544,449
Research and development	148,919	170,115	304,203	339,832
Selling, general and administrative	81,727	104,470	165,484	203,523
Restructuring of operations and other items, net	6,010	20,719	31,215	25,283

Loss from operations	(55,763)	(10,408)	(149,937)	(24,189)
Interest expense	(6,864)	(8,959)	(14,100)	(17,937)
Interest income and other, net	6,344	8,220	12,207	22,851

Loss before income taxes	(56,283)	(11,147)	(151,830)	(19,275)
Provision for income taxes	5,200	2,500	13,200	8,000

Net loss	$(61,483)	$(13,647)	$(165,030)	$(27,275)

Net loss per share:
Basic	$(0.09)	$(0.02)	$(0.25)	$(0.04)

Diluted	$(0.09)	$(0.02)	$(0.25)	$(0.04)

Shares used in computing per share amounts:
Basic	650,300	639,872	649,360	650,867

Diluted	650,300	639,872	649,360	650,867

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	July 5, 2009	June 29, 2008
	(In thousands)
Operating activities:
Net loss	$(165,030)	$(27,275)
Adjustments:
Depreciation and amortization	131,318	157,618
Stock-based compensation expense	34,992	37,442
Non-cash restructuring of operations and other items, net	(9)	(3,245)
Gain on redemption of convertible subordinated notes	(149)	—
Write-down of debt and equity securities	—	2,827
Loss/(gain) on sale of property and equipment	117	(23)
Non-cash foreign exchange (gain)/loss	(8,116)	5,049
Deferred taxes	(11)	4,129
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combination:
Accounts receivable, net	36,054	47,019
Inventories	73,582	(99)
Prepaid expenses and other assets	43,458	(9,592)
Accounts payable	(53,388)	(50,808)
Accrued and other liabilities	(33,753)	(39,590)

Net cash provided by operating activities	59,065	123,452

Investing activities:
Purchases of debt securities available-for-sale	(10)	(106,632)
Proceeds from maturities and sales of debt securities available-for-sale	63,945	93,203
Purchases of equity securities	(5,000)	(3,500)
Purchases of property, equipment and software	(48,601)	(67,855)
Proceeds from sale of property and equipment	112	11,250
Acquisition of businesses and companies, net of cash acquired	(20,840)	(95,137)
Decrease/(increase) in non-current assets and deposits	13,501	(13,300)
Proceeds received from the resolution of a pre-acquisition income tax contingency	—	4,821

Net cash provided by/(used in) investing activities	3,107	(177,150)

Financing activities:
Redemption of convertible subordinated notes	(244,047)	—
Issuances of common stock	6,673	29,549
Purchases of common stock under repurchase programs	—	(229,231)

Net cash used in financing activities	(237,374)	(199,682)

Effect of exchange rate changes on cash and cash equivalents	855	872

Decrease in cash and cash equivalents	(174,347)	(252,508)

Cash and cash equivalents at beginning of year	829,301	1,021,569

Cash and cash equivalents at end of period	$654,954	$769,061

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
     For financial reporting purposes, LSI Corporation (“LSI” or the “Company”) reports on a 13- or 14-week quarter with a year ending December 31. The current quarter ended July 5, 2009. The second quarter of 2008 ended June 29, 2008. The results of operations for the quarter ended July 5, 2009 are not necessarily indicative of the results to be expected for the full year. The first six months of 2009 and 2008 consisted of approximately 26 weeks each. The second quarter in each of 2009 and 2008 consisted of 13 weeks.
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
Recent Accounting Pronouncements
     Pronouncements not yet Effective:
     In December 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. FAS 132(R)-1 (“FSP FAS 132(R)-1”), “Employer’s Disclosures about Postretirement Benefit Plan Assets.” This FSP amends FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 132(R) (“FAS 132(R)”) to provide guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan. The additional required disclosures focus on fair value by category of plan assets including the factors that are pertinent to an understanding of investment policies and strategies. The FSP is effective for annual periods ending after December 15, 2009. The adoption of FSP FAS 132(R)-1 will not have any impact on the Company’s results of operations or financial position.
     In June 2009, the FASB issued SFAS No. 168 (“FAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” FAS 168 replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. generally accepted accounting principles recognized by FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of FAS 168 will not have any impact on the Company’s results of operations or financial position.
     Pronouncements Adopted during the Second Quarter of 2009:
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other Than Temporary Impairments.” This FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company adopted this FSP during the second quarter of 2009, and the adoption had no material impact on its results of operations or financial position.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures of fair value for any financial instruments not currently reflected on the balance sheet at fair value for all interim periods. This FSP is effective prospectively for interim and annual reporting periods ending after June 15, 2009. The Company adopted this FSP during the second quarter of 2009, and the adoption had no material impact on its results of operations or financial position.

     In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides guidance on how to determine the fair value of assets and liabilities when there is no active market or where the price inputs being used represent distressed sales. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. This FSP is effective prospectively for interim and annual periods ending after June 15, 2009. The Company adopted this FSP in the second quarter of 2009, and the adoption had no material impact on its results of operations or financial position.
     In May 2009, the FASB issued SFAS No. 165 (“FAS 165”), “Subsequent Events.” FAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued. FAS 165 is effective for interim or annual periods ending after June 15, 2009. The Company adopted FAS 165 in the second quarter of 2009, and the adoption did not have any impact on its results of operations or financial position.
Note 2 — Stock-Based Compensation
     On March 31, 2009, the Compensation Committee of the Board of Directors of the Company adopted an amendment to the Company’s Employee Stock Purchase Plan (“ESPP”) to increase the maximum number of shares that a participant can purchase in a single purchase period from 1,000 shares to 2,000 shares. The increase will be effective November 15, 2009.
     The following table summarizes stock-based compensation expense related to the Company’s stock options, ESPP and restricted stock unit awards for the three and six months ended July 5, 2009 and June 29, 2008. Stock-based compensation costs capitalized to inventory and software for the three and six months ended July 5, 2009 and June 29, 2008 were not significant.

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Stock-Based Compensation Expense Included In:		(In thousands)
Cost of revenues	$2,022	$2,572	$4,035	$4,633
Research and development	7,195	7,569	15,057	15,392
Selling, general and administrative	7,785	9,506	15,900	17,417

Total stock-based compensation expense	$17,002	$19,647	$34,992	$37,442

     The estimated fair value of stock-based awards, less expected forfeitures, is amortized over each award’s vesting period on a straight-line basis.
Stock Options
     The fair value of each option grant is estimated as of the date of grant using a reduced form calibrated binominal lattice model (the “lattice model”). This model requires the use of historical data for employee exercise behavior and the use of the assumptions outlined in the following table:

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Weighted average estimated grant date fair value per share	$1.89	$2.20	$1.37	$1.81
Weighted average assumptions in calculation:
Expected life (years)	4.29	4.05	4.29	4.36
Risk-free interest rate	2%	3%	2%	2%
Volatility	66%	51%	68%	52%
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
     The following table summarizes changes in stock options outstanding during the six months ended July 5, 2009:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at December 31, 2008	85,113	$12.62	—	—
Options granted	21,167	2.94	—	—
Options exercised	(7)	(3.14)	—	—
Options canceled	(7,447)	(13.02)	—	—

Options outstanding at July 5, 2009	98,826	$10.52	4.20	$37,389

Options exercisable at July 5, 2009	52,665	$15.21	2.79	$258

     As of July 5, 2009, the total unrecognized compensation expense related to nonvested stock options, net of estimated forfeitures, was $78.2 million and is expected to be recognized over the next 2.8 years on a weighted average basis. The total intrinsic value of options exercised during the three and six months ended July 5, 2009 was $1 thousand and $6 thousand, respectively. Cash received from stock option exercises was $20 thousand and $21 thousand for the three and six months ended July 5, 2009, respectively.
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
Employee Stock Purchase Plan
     Compensation expense for the Company’s ESPP is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. A total of 2.5 million shares and 2.2 million shares were issued under the ESPP during the three months ended July 5, 2009 and June 29, 2008, respectively. The following table summarizes the assumptions that went into the calculation of the fair value for the May 2009 and May 2008 grants:

	Three Months Ended
	July 5, 2009	June 29, 2008
Weighted average estimated grant date fair value per share	$1.39	$2.13
Weighted average assumptions in calculation:
Expected life (years)	0.5	0.8
Risk-free interest rate	0.3%	2%
Volatility	78%	44%
Restricted Stock Unit Awards
     The cost of restricted stock unit awards is determined using the fair value of the Company’s common stock on the date of grant. The following table summarizes changes in restricted stock units outstanding during the six months ended July 5, 2009:

Number of Units
(In thousands)
Non-vested restricted stock units at December 31, 2008	6,391
Granted	76
Vested	(1,171)
Forfeited	(412)

Non-vested restricted stock units at July 5, 2009	4,884

     As of July 5, 2009, the total unrecognized compensation expense related to restricted stock units, net of estimated forfeitures, was $23.7 million and is expected to be recognized over the next 1.2 years on a weighted average basis. The fair value of shares vested during the three and six months ended July 5, 2009 was $0.6 million and $3.4 million, respectively.
Note 3 — Restructuring of Operations and Other Items
     The Company recorded a charge of $6.0 million in restructuring of operations and other items, net, for the three months ended July 5, 2009. Of this charge, $4.5 million and $1.5 million were recorded in the Semiconductor segment and Storage Systems segment, respectively. The Company recorded a charge of $31.2 million in restructuring of operations and other items, net, for the six months ended July 5, 2009, consisting of $25.0 million in charges for restructuring of operations and $6.2 million in charges for other items. Of this charge, $29.7 million and $1.5 million were recorded in the Semiconductor segment and Storage Systems segment, respectively. For a complete discussion of the 2008 restructuring actions, see Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Restructuring
     First Quarter of 2009:
     The $19.3 million charge was the result of the following:
•	A charge of $14.0 million primarily related to an accrual for remaining payments to be made under a licensing arrangement for design tools that will no longer be used by the Company;

•	A charge of $4.5 million for severance and termination benefits for employees; and

•	A charge of $0.8 million primarily for the change in time value of accruals for previously accrued facility lease exit costs.
     Second Quarter of 2009:
     The $5.7 million charge was the result of the following:
•	A charge of $4.5 million for severance and termination benefits for employees; and

•	A charge of $1.2 million primarily for the change in time value of accruals for previously accrued facility lease exit costs.
     Restructuring reserves are included within other accrued liabilities and other non-current liabilities on the consolidated balance sheets. The following table summarizes the activities affecting the restructuring accruals since December 31, 2008:

	Balance at	Expense	Utilized	Balance at	Expense	Utilized	Balance at
	December 31,	During	During	April 5,	During	During	July 5,
	2008	Q1 2009	Q1 2009	2009	Q2 2009	Q2 2009	2009
	(In thousands)
Write-down of excess assets and other liabilities	$83	$(83)	$—	$—	$(8)	$8	$—
Lease terminations (a)	44,555	14,878	(10,323)	49,110	1,166	(1,260)	49,016
Payments to employees for severance (b)	28,031	4,518	(17,347)	15,202	4,546	(7,374)	12,374

Total	$72,669	$19,313	$(27,670)	$64,312	$5,704	$(8,626)	$61,390

(a)	The amount utilized represents cash payments. The balance remaining for the termination of real estate leases and other is expected to be paid during the remaining terms of the leases, which extend through 2013.

(b)	The majority of the balance remaining for severance is expected to be paid by the end of 2009.

Other Items
     The Company recorded a net charge of $6.2 million for other items for the six months ended July 5, 2009, primarily related to litigation costs.
Assets Held for Sale
     Assets held for sale are included as a component of prepaid expenses and other current assets in the balance sheets as of July 5, 2009 and December 31, 2008. As of July 5, 2009 and December 31, 2008, assets held for sale were $19.1 million and $17.3 million, respectively, which primarily consisted of $16.8 million related to land in Gresham, Oregon.
     Assets classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell and are not depreciated. The Company reassesses its ability to realize the carrying value of these assets at the end of each reporting period until the assets are sold or otherwise disposed of and, therefore, additional adjustments may be necessary.
Note 4 — Business Combinations
     On April 21, 2009, the Company completed the acquisition of the assets and certain associated intellectual property of the 3ware RAID storage adapter business of Applied Micro Circuits Corporation. 3ware products include SAS and SATA RAID adapters and high-capacity storage solutions for a broad range of applications. The acquisition was intended to enhance the Company’s competitive position in host bus RAID adapter solutions for distributors and system builders. The acquisition was accounted for as a purchase business combination. For reporting purposes, the 3ware business is included as part of the Storage Systems segment.
     The following table summarizes information about this acquisition:

Entity Name or Type of Technology;		Fair Value of		Net
Segment Included in;		Total	Type of	Tangible	Identified
Description of Acquired Business	Acquisition Date	Consideration	Consideration	Assets	Intangible Assets	Goodwill
(Dollars in millions)
3ware RAID storage adapter business;
Storage Systems segment; Host bus RAID adapters and storage solutions	April 21, 2009	$20.9	Cash	$12.3	$5.0	$3.6
     The goodwill of $3.6 million represents the excess of the purchase price over the fair value of the net tangible and identified intangible assets acquired. All of this goodwill was assigned to the Storage Systems segment, and is not expected to be deductible for tax purposes.
     The following table summarizes the components of the identified intangible assets associated with this acquisition, which are being amortized on a straight-line basis:

		Weighted
	Fair Value	Average Life
	(In millions)	(In years)
Current technology	$1.5	2
Customer base	3.2	5
Trade names	0.3	2

Total acquired identified intangible assets	$5.0

     The consolidated financial statements include the operating results of the acquired 3ware business from the date of acquisition. Pro forma financial information has not been presented because the effect of this acquisition was not material to the Company’s financial results.
Note 5 — Benefit Obligations
     The Company has pension plans covering substantially all former Agere U. S. employees, excluding management employees hired after June 30, 2003. Retirement benefits are offered under a defined benefit plan and are based on either an adjusted career average pay or dollar per month formula or on a cash balance program. The cash balance program provides for annual company contributions based on a participant’s age, compensation and interest on existing balances and covers employees of certain companies acquired by Agere since 1996 and management employees hired after January 1, 1999 and before July 1, 2003. The Company also has a non- qualified supplemental pension plan in the U.S. that principally provides benefits based on compensation in excess of amounts that can be considered under a tax qualified plan. The Company also provides postretirement life insurance coverage for former Agere employees. The Company provided postretirement medical benefits for former Agere employees until December 31, 2008. Participants in the cash balance program and management employees hired after June 30, 2003 are not covered under the postretirement life insurance. The Company also has pension plans covering certain international employees.
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
     The following table sets forth the components of the net periodic benefit credit for the three and six months ended July 5, 2009 and June 29, 2008:

	Three Months Ended
	July 5, 2009		June 29, 2008
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits
	(In thousands)
Service cost	$486	$20	$1,405	$26
Interest cost	18,605	607	18,528	767
Expected return on plan assets	(19,191)	(1,219)	(20,581)	(1,259)
Amortization of prior service cost	11	—	4	—
Net actuarial gain recognized	(24)	—	(13)	(30)

Total benefit credit	$(113)	$(592)	$(657)	$(496)

	Six Months Ended
	July 5, 2009		June 29, 2008
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits
	(In thousands)
Service cost	$957	$40	$2,811	$52
Interest cost	36,876	1,212	37,056	1,533
Expected return on plan assets	(38,403)	(2,438)	(41,163)	(2,517)
Amortization of prior service cost	22	—	8	—
Net actuarial gain recognized	(45)	—	(26)	(59)

Total benefit credit	$(593)	$(1,186)	$(1,314)	$(991)

     During the six months ended July 5, 2009, the Company contributed $5.1 million to its pension plans and $1.8 million to its postretirement benefit plans. The Company expects to contribute an additional $16.0 million to $55.0 million to its pension plans and $0.1 million to its postretirement benefit plans for the remainder of 2009.
Note 6 — Balance Sheet Details

	July 5,	December 31,
	2009	2008
	(In thousands)
Inventories:
Raw materials	$33,784	$44,208
Work-in-process	26,360	52,242
Finished goods	98,514	124,085

Total inventories	$158,658	$220,535

		Interest	Conversion	July 5,	December 31,
	Maturity	Rate	Price	2009	2008
				(In thousands)
Debt:
4% Convertible Subordinated Notes	2010	4.00%	$13.4200	$350,000	$350,000
6.5% Convertible Subordinated Notes	2009	6.50%	$15.3125	—	243,002
Accrued debt premium				—	7,405
Amortization of accrued debt premium				—	(5,300)

Total debt				350,000	595,107
Current portion of long—term debt				(350,000)	(245,107)

Long-term debt, net of current portion				$—	$350,000

     During the three months ended July 5, 2009, the Company redeemed all of the outstanding principal amount of $243.0 million of 6.5% Convertible Subordinated Notes due in December 2009 at a price of 100.43% of the principal amount of each note plus accrued interest to the date of redemption. A net pre-tax gain of $0.1 million was recognized and included in interest income and other, net. The pre-tax gain is net of the write off of the unamortized accrued debt premium as of the redemption date.
     During the three months ended July 5, 2009, the 4% Convertible Subordinated Notes became due within 12 months. As such, the balance was reclassified to the current portion of long-term debt. As of July 5, 2009, the estimated fair value of the 4% Convertible Subordinated Notes was $349.1 million, based on market data.
Note 7 — Identified Intangible Assets and Goodwill
Identified Intangible Assets
     Identified intangible assets by reportable segment were comprised of the following:

	July 5, 2009		December 31, 2008
	Gross	Accumulated	Gross	Accumulated
	Carrying Amount	Amortization	Carrying Amount	Amortization
	(In thousands)
Semiconductor:
Current technology	$894,808	$(569,203)	$894,808	$(524,120)
Trademarks	26,657	(26,657)	26,657	(26,657)
Customer base	399,508	(179,970)	399,508	(160,925)
Non-compete agreements	1,949	(1,929)	1,949	(1,888)
Existing purchase orders	200	(200)	200	(200)
Supply agreement	100	(100)	100	(100)
Patent licensing	312,800	(81,313)	312,800	(63,243)
Order backlog	41,300	(41,300)	41,300	(41,300)
Workforce	3,567	(1,555)	3,567	(1,258)
Trade names	2,248	(2,248)	2,248	(2,248)

Subtotal	1,683,137	(904,475)	1,683,137	(821,939)

Storage Systems:
Current technology	165,829	(139,099)	164,339	(136,104)
Trademarks	7,150	(7,150)	7,150	(7,150)
Customer base	8,240	(5,118)	5,010	(5,010)
Non-compete agreements	1,600	(1,600)	1,600	(1,600)
Supply agreement	8,147	(8,147)	8,147	(8,147)
Trade names	1,100	(320)	800	(238)

Subtotal	192,066	(161,434)	187,046	(158,249)

Total identified intangible assets	$1,875,203	$(1,065,909)	$1,870,183	$(980,188)

     On April 21, 2009, the Company completed the acquisition of the assets and certain associated intellectual property of the 3ware RAID storage adapter business.
     The following table summarizes amortization expenses and weighted average lives of identified intangible assets:

	Weighted	Six Months Ended
	Average Life	July 5, 2009	June 29, 2008
	(In months)	(In thousands)
Current technology	57	$48,078	$65,525
Trademarks	83	—	25
Customer base	45	19,152	29,309
Non-compete agreements	27	42	760
Patent licensing	36	18,070	18,122
Workforce	72	298	298
Trade names	71	83	244

Total	50	$85,723	$114,283

     The estimated annual future amortization expenses related to identified intangible assets are as follows:

Amount
(In thousands)
Fiscal Year
2009 (July 6 through December 31, 2009)	$85,417
2010	156,989
2011	121,644
2012	104,643
2013 and thereafter	340,601

Total	$809,294

Goodwill
     The following table summarizes changes in the carrying amount of goodwill, all of which related to the Company’s Storage Systems segment, for the six months ended July 5, 2009:

Storage Systems
Segment
(In thousands)
Balance as of December 31, 2008	$175,624
Additions as a result of acquisition during the period *	3,588

Balance as of July 5, 2009	$179,212

*	During the three months ended July 5, 2009, the Company recorded $3.6 million of goodwill in connection with the acquisition of the 3ware RAID storage adapter business.
Note 8 — Cash, Cash Equivalents and Investments
     The following table shows the breakdown of the Company’s cash, cash equivalents and investments as of July 5, 2009 and December 31, 2008:

	July 5,	December 31,
	2009	2008
	(In thousands)
Cash and cash equivalents:
Cash in financial institutions	$177,038	$77,372

Cash equivalents:
Overnight deposits and money market funds	477,916	744,430
Commercial paper	—	1,085
U.S. government and agency securities	—	6,414

Total cash equivalents	477,916	751,929

Total cash and cash equivalents	$654,954	$829,301

Available-for-sale debt securities: *
Asset-backed and mortgage-backed securities	$157,816	$184,511
U.S. government and agency securities	52,987	88,504
Corporate and municipal debt securities	7,876	16,826

Total short-term investments	$218,679	$289,841

Long-term investments in equity securities: **
Marketable available-for-sale equity securities	$1,502	$566
Non-marketable equity securities	49,070	46,141

Total long-term investments in equity securities	$50,572	$46,707

*	Short-term investments in marketable debt securities are reported at fair value.

**	Included in other assets in the consolidated balance sheets. Long-term investments in marketable equity securities are reported at fair value. For non-marketable equity securities, the Company does not estimate the fair values unless there are identified events or changes in circumstances that may have a significant adverse effect on the investment. If management determines that these non- marketable equity investments are impaired, losses are generally measured by using pricing reflected in current rounds of financing.

Investments in Available-for-Sale Securities
     Contractual maturities of available-for-sale debt securities as of July 5, 2009 were as follows:

Amount
(In thousands)
Due within one year	$21,203
Due in 1-5 years	44,789
Due in 5-10 years	18,432
Due after 10 years	134,255

Total	$218,679

     The maturities of asset-backed and mortgage-backed securities were determined based on contractual principal maturities assuming no prepayments.
     The following table shows the breakdown of the estimated fair value of the Company’s available-for-sale securities as of July 5, 2009 and December 31, 2008:

	July 5, 2009
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gain	Loss	Fair Value
	(In thousands)
Short-term debt securities:
Asset-backed and mortgage-backed securities	$155,270	$4,681	$(2,135)	$157,816
U.S. government and agency securities	50,701	2,286	—	52,987
Corporate and municipal debt securities	7,870	111	(105)	7,876

	$213,841	$7,078	$(2,240)	$218,679

Long-term marketable equity securities	$155	$1,349	$(2)	$1,502

	December 31, 2008
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gain	Loss	Fair Value
	(In thousands)
Short-term debt securities:
Asset-backed and mortgage-backed securities	$183,385	$1,829	$(703)	$184,511
U.S. government and agency securities	85,426	3,078	—	88,504
Corporate and municipal debt securities	17,183	54	(411)	16,826

	$285,994	$4,961	$(1,114)	$289,841

Long-term marketable equity securities	$155	$413	$(2)	$566
     The following table shows the gross unrealized losses and fair values of the Company’s short-term investments that have been in a continuous unrealized loss position for less than and greater than 12 months, aggregated by investment category as of July 5, 2009:

	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Asset-backed and mortgage-backed securities	$25,305	$(1,979)	$5,102	$(156)
Corporate and municipal debt securities	4,113	(91)	988	(14)

Total	$29,418	$(2,070)	$6,090	$(170)

     If the fair value of a debt security is less than its amortized cost basis, the Company assesses whether the impairment is other than temporary. If the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the debt securities before the expected recovery of the amortized cost, then the Company recognizes in earnings the amount of the other than temporary impairment representing the credit loss and all other amounts in other comprehensive income. Credit loss represents the present value of cash flows expected to be collected less the amortized cost of the debt security. The Company evaluates both qualitative and quantitative factors such as duration and severity of the unrealized loss, credit ratings, prepayment speeds, default and loss rates of the underlying collateral, structure and credit enhancements to determine if a credit loss may exist.

     During the three and six months ended June 29, 2008, the Company recognized impairment charges of $2.8 million for certain available-for-sale debt and equity securities after determining that the decline in their fair value was other than temporary. During the three and six months ended July 5, 2009, there was no other than temporary impairment charge for available-for-sale debt and equity securities for which the Company does not expect to recover the entire amortized cost. There are no other than temporary impairments recognized in other comprehensive income.
     Net realized gain or loss on sales of available-for-sale debt securities for the three and six months ended July 5, 2009 and June 29, 2008 was not significant.
Note 9 — Derivative Instruments
     In March 2008, the FASB issued SFAS No. 161 (“FAS 161”), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” FAS 161 expands quarterly disclosure requirements in SFAS No. 133 (“FAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” about an entity’s derivative instruments and hedging activities. The Company adopted FAS 161 in the first quarter of 2009, and the adoption did not have any impact on the Company’s results of operations or financial position.
     The Company has foreign subsidiaries that operate and sell the Company’s products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates. The Company utilizes forward contracts to manage its exposure associated with net asset and liability positions denominated in non-functional currencies and to reduce the volatility of earnings and cash flows related to forecasted foreign currency transactions. The Company does not hold derivative financial instruments for speculative or trading purposes.
     The Company enters into forward contracts that are designated as foreign currency cash flow hedges of selected forecasted payments denominated in currencies other than U.S. dollars. These forward contracts have maturities of less than 12 months. Changes in the fair value of the forward contracts attributable to changes in time value are excluded from the assessment of effectiveness and are recognized in interest income and other, net. The effective portion of the forward contracts’ gain or loss is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion, if any, of the gain or loss is reported in earnings immediately.
     As of July 5, 2009, the Company held forward contracts designated as foreign currency cash flow hedges of forecasted Euro, Pound Sterling and Indian Rupee payment transactions that were set to expire in one to ten months. As of July 5, 2009, the notional value of the forward contracts that were designated as cash flow hedges was $21.8 million. The Company did not enter into foreign currency cash flow hedges for the three and six months ended June 29, 2008.
     The Company enters into foreign exchange forward contracts that are used to hedge certain foreign currency-denominated assets or liabilities that do not qualify for cash flow hedge accounting treatment. Accordingly, the changes in fair value of these hedges are recorded immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged. The Company’s foreign exchange forward contracts related to foreign currency-denominated assets or liabilities generally range from one to three months in original maturity.
     The Company has forward contracts, not designated as cash flow hedges, with obligations to buy Japanese Yen, Euro, Pound Sterling, Canadian Dollar, Singapore Dollar, Korean Won and Indian Rupee. As of July 5, 2009, the notional value of the forward contracts that were not designated as cash flow hedges was $250.1 million.
     The balance sheet classification and the fair value of foreign exchange forward contracts are as follows:

July 5, 2009
(In thousands)
Prepaid expenses and other current assets:
Derivative assets designated as cash flow hedges:
Foreign exchange forward contracts	$1,593
Derivative assets not designated as cash flow hedges:
Foreign exchange forward contracts	$996
Other accrued liabilities:
Derivative liabilities designated as cash flow hedges:
Foreign exchange forward contracts	$102
Derivative liabilities not designated as cash flow hedges:
Foreign exchange forward contracts	$136

     The effect of derivative instruments designated as cash flow hedges on the AOCI and the effective portion reclassified from AOCI into Company’s statement of operations for the three and six months ended July 5, 2009 were as follows:

	Three Months Ended	Six Months Ended
	July 5, 2009	July 5, 2009
	(In thousands)
Accumulated loss in OCI, beginning of period, net of tax	$(1,117)	$(905)
Net unrealized gain recorded in OCI (effective portion)	1,357	133
Loss reclassified from AOCI to research and development expenses (effective portion)	20	388
Loss reclassified from AOCI to selling, general and administrative expenses (effective portion)	2	646

Accumulated gain in OCI, end of period, net of tax	$262	$262

     For the three and six months ended July 5, 2009, the gain recognized in earnings related to ineffective portion and excluded from effectiveness testing for the cash flow hedges were $0.1 million and $0.3 million, respectively.
     The effect of derivative instruments not designated as cash flow hedges on the Company’s statement of operations for the three and six months ended July 5, 2009 was as follows:

	Three Months Ended	Six Months Ended
	July 5, 2009	July 5, 2009
	(In thousands)
Gain/(loss) recognized in interest income and other, net	$12,441	$(4,349)
Note 10 — Fair Value Measurements
     In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157 (“FAS 157”),” which delays the effective date of FAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until annual periods beginning after November 15, 2008. The Company adopted FSP 157-2 in the first quarter of 2009, and the adoption had no material impact on its results of operations or financial position.
     GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s financial assets and financial liabilities recorded at fair value have been categorized based upon the following three levels of inputs:
     Level 1 — Unadjusted, quoted prices in active, accessible markets for identical assets or liabilities. The Company’s investments in marketable equity securities and money market funds that are traded in active exchange markets, as well as U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets are classified under level 1.
     Level 2 — Observable inputs other than level 1 prices such as quoted prices for similar assets or liabilities in active markets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s investments in U.S. government agency securities, commercial paper, corporate and municipal debt securities and asset-backed and mortgage-backed securities are traded less frequently than exchange-traded securities and are valued using inputs that include quoted prices for similar assets in active markets, and inputs other than quoted prices that are observable for the asset, such as interest rates and yield curves that are observable at commonly quoted intervals. Foreign exchange forward contracts traded in the over-the-counter markets are valued using market transactions, or broker quotations. As such, these derivative instruments are classified within level 2.
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

     The following table summarizes assets and liabilities measured at fair value on a recurring basis as of July 5, 2009:

	Fair Value Measurements as of July 5, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)
Short-term investments in debt securities and cash equivalents	$530,914	$165,681	—	$696,595
Long-term investments in marketable equity securities	$1,502	—	—	$1,502
Derivative assets, net	—	$2,351	—	$2,351
Rabbi Trust — all invested in money market funds	$9,763	—	—	$9,763
Note 11 — Reconciliation of Basic and Diluted Loss per Share
     The following table sets forth a reconciliation of the numerators and denominators used in the computation of basic and diluted per share amounts:

	Three Months Ended
	July 5, 2009			June 29, 2008
			Per-Share			Per-Share
	Loss*	Shares+	Amount	Loss*	Shares+	Amount
	(In thousands except per share amounts)
Basic loss per share:
Net loss available to common stockholders	$(61,483)	650,300	$(0.09)	$(13,647)	639,872	$(0.02)
Stock options, employee stock purchase rights and restricted stock unit awards	—	—	—	—	—	—
Diluted loss per share:
Net loss available to common stockholders	$(61,483)	650,300	$(0.09)	$(13,647)	639,872	$(0.02)

	Six Months Ended
	July 5, 2009			June 29, 2008
			Per-Share			Per-Share
	Loss*	Shares+	Amount	Loss*	Shares+	Amount
	(In thousands except per share amounts)
Basic loss per share:
Net loss available to common stockholders	$(165,030)	649,360	$(0.25)	$(27,275)	650,867	$(0.04)
Stock options, employee stock purchase rights and restricted stock unit awards	—	—	—	—	—	—
Diluted loss per share:
Net loss available to common stockholders	$(165,030)	649,360	$(0.25)	$(27,275)	650,867	$(0.04)

*	Numerator

+	Denominator
     Options to purchase 81,120,105 and 96,064,777 weighted average shares were excluded from the computation of diluted shares for the three and six months ended July 5, 2009, respectively, because of their antidilutive effect on net loss per share. Options to purchase 87,814,384 and 91,393,949 weighted average shares were excluded from the computation of diluted shares for the three and six months ended June 29, 2008, respectively, because of their antidilutive effect on net loss per share.
     For the three and six months ended July 5, 2009, 38,636,562 and 40,328,899, respectively, weighted average potentially dilutive shares associated with convertible notes were excluded from the calculation of diluted shares because of their antidilutive effect on net loss per share. For the three and six months ended June 29, 2008, 49,698,093 and 49,698,581, respectively, weighted average potentially dilutive shares associated with convertible notes were excluded from the calculation of diluted shares because of their antidilutive effect on net loss per share.
Note 12 — Segment and Geographic Information
     The Company operates in two reportable segments — the Semiconductor segment and the Storage Systems segment.

Summary of Operations by Segment
     The following is a summary of operations by segment for the three and six months ended July 5, 2009 and June 29, 2008:

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(In thousands)
Revenues:
Semiconductor	$343,786	$462,010	$668,820	$920,812
Storage Systems	176,879	230,053	334,124	431,998

Total	$520,665	$692,063	$1,002,944	$1,352,810

Loss from operations:
Semiconductor	$(52,232)	$(31,926)	$(132,327)	$(56,263)
Storage Systems	(3,531)	21,518	(17,610)	32,074

Total	$(55,763)	$(10,408)	$(149,937)	$(24,189)

Significant Customers
     The following table provides information about the Company’s significant customers, each of whom accounted for 10% or more of consolidated revenues or 10% or more of either segment’s revenues, for the three and six months ended July 5, 2009 and June 29, 2008:

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Semiconductor segment:
Number of significant customers	1	1	1	1
Percentage of segment revenues	24%	25%	24%	27%

Storage Systems segment:
Number of significant customers	2	2	3	2
Percentage of segment revenues	48%, 11%	47%, 16%	46%, 12%, 11%	45%, 16%

Consolidated:
Number of significant customers	2	2	2	2
Percentage of consolidated revenues	18%, 16%	17%, 16%	17%, 16%	19%, 15%
Information about Geographic Areas
     Revenues from domestic operations were $112.1 million, representing 21.5% of consolidated revenues, for the three months ended July 5, 2009, as compared to $220.8 million, representing 31.9% of consolidated revenues, for the three months ended June 29, 2008.
     Revenues from domestic operations were $219.9 million, representing 21.9% of consolidated revenues, for the six months ended July 5, 2009, as compared to $427.6 million, representing 31.6% of consolidated revenues, for the six months ended June 29, 2008.
Note 13 — Comprehensive Income/(Loss)
     Comprehensive income or loss is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive loss, net of taxes, for the three and six months ended July 5, 2009 and June 29, 2008 is as follows:

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(In thousands)
Net loss	$(61,483)	$(13,647)	$(165,030)	$(27,275)
Net unrealized gain/(loss) on available-for-sale securities	3,857	(2,297)	1,215	(2,366)
Net unrealized gain on cash-flow hedges	1,379	—	1,167	—
Foreign currency translation adjustments	7,779	(9,109)	(7,322)	5,795
Amortization of prior service cost and net actuarial gain included in net periodic benefit credit	(13)	(51)	(23)	(51)

Total comprehensive loss	$(48,481)	$(25,104)	$(169,993)	$(23,897)

Note 14 — Income Taxes
     The income tax provision for the three months ended July 5, 2009 and June 29, 2008, was $5.2 million and $2.5 million, respectively. For the three months ended July 5, 2009 and June 29, 2008, the Company did not record any re-measurement or reversal of uncertain tax positions.
     The income tax provision for the six months ended July 5, 2009 and June 29, 2008, was $13.2 million and $8.0 million, respectively. During the six months ended July 5, 2009, the Company recorded a reversal of $29.8 million in liabilities, which includes previously unrecognized tax benefits of $15.7 million and interest and penalties of $14.1 million, because various statutes of limitations expired during the period and an increase of $32.9 million, which includes unrecognized tax benefits of $25.0 million and interest and penalties of $7.9 million, as a result of re-measurements of uncertain tax positions taken in prior periods based on new information. During the six months ended June 29, 2008, the Company recorded a reversal of an $8.8 million liability because a statute of limitations expired during the period and an increase of $2.1 million as a result of re-measurement of uncertain tax positions taken in prior periods based on new information.
     The income or loss from certain jurisdictions has been excluded from the overall estimation of the annual rate because of the anticipated annual pretax losses in those jurisdictions for which tax benefits are not realizable or cannot be recognized in the current year. Excluding certain foreign jurisdictions, management believes that it is more likely than not that the future benefit of deferred tax assets will not be realized.
Note 15 — Related Party Transactions
     A member of the Company’s board of directors is also a member of the board of directors of Seagate Technology. The Company sells semiconductors used in storage product applications to Seagate Technology for prices comparable to those charged to an unrelated third party. Storage product applications include disk drives, RAID subsystems and tape drives. Revenues from sales to Seagate Technology were $82.4 million and $162.4 million for the three and six months ended July 5, 2009, respectively. Revenues from sales to Seagate Technology were $113.8 million and $252.6 million for the three and six months ended June 29, 2008, respectively. The Company had accounts receivable from Seagate Technology of $55.1 million and $43.5 million as of July 5, 2009 and December 31, 2008, respectively.
     Upon the merger with Agere, the Company acquired an equity interest in a joint venture, Silicon Manufacturing Partners Pte Ltd. (“SMP”), formed by Agere and Chartered Semiconductor Manufacturing Ltd. (“Chartered Semiconductor”), a manufacturing foundry for integrated circuits. SMP operates an integrated circuit manufacturing facility in Singapore. The Company owns a 51% equity interest in this joint venture, and Chartered Semiconductor owns the remaining 49% equity interest. The Company’s 51% interest in SMP is accounted for under the equity method because the Company is effectively precluded from unilaterally taking any significant action in the management of SMP due to Chartered Semiconductor’s significant participatory rights under the joint venture agreement. Because of Chartered Semiconductor’s approval rights, the Company cannot make any significant decisions regarding SMP without Chartered Semiconductor’s approval, despite the 51% equity interest. In addition, the General Manager, who is responsible for the day-to-day management of SMP, is appointed by Chartered Semiconductor, and Chartered Semiconductor provides the day-to-day operational support to SMP.
     The Company purchased $10.9 million and $22.0 million of inventory from SMP for the three and six months ended July 5, 2009, respectively. The Company purchased $17.6 million and $36.5 million of inventory from SMP for the three and six months ended June 29, 2008, respectively. As of July 5, 2009 and December 31, 2008, the amounts of inventory on hand that were purchased from SMP were $5.9 million and $14.1 million, respectively, and the amounts payable to SMP were $7.2 million and $2.7 million, respectively.
Note 16 — Commitments, Contingencies and Legal Matters
Purchase Commitments
     The Company maintains purchase commitments with certain suppliers primarily for raw materials and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary for different suppliers. As of July 5, 2009, the total purchase commitments were $625.5 million, which are due through 2011.
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
     The following table sets forth a summary of changes in product warranties during the six months ended July 5, 2009:

Six Months Ended
July 5, 2009
(In thousands)
Balance as of December 31, 2008	$12,238
Accruals for warranties issued during the period	8,127
Accruals related to pre-existing warranties (including changes in estimates)	58
Settlements made during the period (in cash or in kind)	(6,558)

Balance as of July 5, 2009	$13,865

     Standby Letters of Credit:
     As of July 5, 2009 and December 31, 2008, the Company had outstanding obligations relating to standby letters of credit of $5.3 million and $19.2 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, claims from litigation and certain self-insured risks. If the guarantees are called, the Company must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amount and they generally have one-year terms.
Uncertain Tax Positions
     As of July 5, 2009, the amount of the unrecognized tax benefits was $247.6 million, of which the Company expects to pay $36.9 million within one year. Accordingly, this amount has been recorded in other current liabilities. For the remaining balance, the Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of various statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, the Company estimates that in addition to the $36.9 million discussed above, unrecognized tax benefits, plus accrued interest and penalties, could decrease by an amount in the range of $0 to $27.7 million.
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

     On March 23, 2007, CIF Licensing, LLC, d/b/a GE Licensing (“GE”) filed a lawsuit against Agere in the United States District Court for the District of Delaware, asserting that Agere products infringe patents in a portfolio of patents GE acquired from Motorola. GE has asserted that four of the patents cover inventions relating to modems. GE is seeking monetary damages. The Company believes it has a number of defenses to the infringement claims in this action, including laches, exhaustion and its belief that it has a license to the patents. The court postponed hearing motions based on these defenses until after the trial, and did not allow the Company to present evidence on these defenses at trial. On February 17, 2009, the jury in this case returned a verdict finding that three of the four patents were invalid and that Agere products infringed the one patent found to be valid and awarding GE $7.6 million for infringement of that patent. The jury also found Agere’s infringement was willful, which means that the judge could enhance the verdict up to three times its original amount. The court has not scheduled hearings on the Company’s post-trial motions related to its defenses. One of these motions seeks to have a mis-trial declared based on the Company’s belief that GE withheld evidence in discovery which affected the Company’s ability to present evidence at trial. The court has agreed to appoint a special master to investigate this matter. If the jury’s verdict is entered by the court, the Company would also expect to be required to pay interest from the date of infringing sales. If the verdict is entered, LSI intends to appeal the matter.
     In April 2008, LSI filed an action with the International Trade Commission seeking the exclusion for the United States of products produced by 23 companies. Qimonda AG, one of these companies, filed a lawsuit against LSI in the United States District Court for the Eastern District of Virginia (Richmond Division) on November 12, 2008, alleging that LSI’s products infringe seven of Qimonda’s patents. Qimonda is seeking monetary damages, treble damages and costs, expenses and attorneys’ fees due to alleged willfulness, interest, and temporary and permanent injunctive relief for all the patents in the suit. On November 20, 2008, Qimonda filed an ITC action against LSI and Seagate alleging that multiple LSI products infringe the same seven patents. Subsequently, Qimonda dropped from the ITC proceeding its claims relating to three of the patents. An administrative law judge appointed by the ITC held a hearing on Qimonda’s remaining claims in June 2009. Qimonda has stated that insolvency proceedings for it opened on April 1, 2009.
     As reported in the quarterly report on Form 10-Q for the quarter ended April 5, 2009, the litigation with Silicon Space Technology Corporation was settled in the first quarter of 2009.
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
Note 17 — Subsequent Events
     On July 27, 2009, the Company acquired privately-held ONStor, Inc. (“ONStor”) for approximately $25 million in cash, a portion of which was used for the payment of debt and other liabilities. ONStor provides clustered network-attached storage solutions designed to help enterprises consolidate, protect and manage the accelerating growth of unstructured data, which are expected to further advance the Company’s storage business.
     In accordance with FAS 165, the Company has evaluated subsequent events through August 11, 2009, the date of issuance of the unaudited consolidated financial statements.

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
OVERVIEW
     We design, develop and market complex, high-performance semiconductors and storage systems. We provide silicon-to-system solutions that are used at the core of products that create, store, consume and transport digital information. We offer a broad portfolio of capabilities including custom and standard product integrated circuits used in hard disk drives, high-speed communication systems, computer servers, storage systems and personal computers. We also offer external storage systems, host bus adapter boards and software applications for attaching storage devices to computer servers and for storage area networks.
     We operate in two segments — the Semiconductor segment and the Storage Systems segment. For the Semiconductor segment, we sell our integrated circuits for storage applications principally to makers of hard disk drives and computer servers. We sell our integrated circuits for networking applications principally to makers of devices used in computer and communications networks and, to a lesser extent, to makers of personal computers. For the Storage Systems segment, we sell our storage systems, host adapter boards and software applications for attaching storage devices to computer servers and for storage area networks principally to original equipment manufacturers, or OEMs, who resell those products to end customers under their own brand name. We also generate revenue by licensing other entities to use our intellectual property. We recognize this revenue primarily in the Semiconductor segment.
     Our revenues depend on market demand for these types of products and our ability to compete in highly competitive markets. We face competition not only from makers of products similar to ours, but also from competing technologies. For example, we see the development of solid state drives, based on flash memory rather than the spinning platters used in hard disk drives, as a long term potential competitor to certain types of hard disk drives and have begun focusing development efforts in that area.
     The U.S. and global economies have experienced a significant downturn driven by a financial and credit crisis that could continue to challenge those economies for some period of time. In the first half of 2009, our revenues declined significantly as compared to our revenues in the first half of 2008 due to the effects of the global economic downturn. Since January 2009, we have taken a number of actions to reduce our expenses, including a corporate-level restructuring designed to increase synergies across our Semiconductor segment, reductions in our global workforce, temporary and permanent reductions in employee compensation-related expenses and reductions in discretionary spending.
     Although we saw increases in demand in some parts of our business beginning at the end of the first quarter of 2009, we anticipate that our quarterly revenues will not return to pre-downturn levels in the near future. Accordingly, we continue to monitor demand and may seek to adjust our cost structure further.
     Our revenues for the three months ended July 5, 2009 were $520.7 million, a decrease of $171.4 million as compared to $692.1 million for the three months ended June 29, 2008. Our revenues for the six months ended July 5, 2009 were $1,002.9 million, a decrease of $349.9 million, compared to $1,352.8 million for the six months ended June 29, 2008. These decreases resulted primarily from the global economic downturn and the resulting lower end-market demand for semiconductors used in storage and networking product applications and lower demand for our mid-range storage systems.
     We reported a net loss of $61.5 million, or $0.09 per diluted share, for the three months ended July 5, 2009 as compared to a net loss of $13.6 million, or $0.02 per diluted share, for the three months ended June 29, 2008. We reported a net loss of $165.0 million, or $0.25 per diluted share, for the six months ended July 5, 2009, as compared to a net loss of $27.3 million, or $0.04 per diluted share, for the six months ended June 29, 2008.
     Cash, cash equivalents and short-term investments were $873.6 million as of July 5, 2009, as compared to $1,119.1 million as of December 31, 2008. During the quarter ended July 5, 2009, we used $244.0 million for the redemption of all of the outstanding 6.5% Convertible Subordinated Notes due in December 2009. For the three and six months ended July 5, 2009, we generated $68.9 million and $59.1 million, respectively, in cash provided by operating activities, as compared to $27.3 million and $123.5 million, respectively, cash provided by operating activities for the three and six months ended June 29, 2008.

RESULTS OF OPERATIONS
Revenues
     The following table summarizes our revenues by segment for the three and six months ended July 5, 2009 and June 29, 2008:

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(In millions)
Semiconductor segment	$343.8	$462.0	$668.8	$920.8
Storage Systems segment	176.9	230.1	334.1	432.0

Consolidated	$520.7	$692.1	$1,002.9	$1,352.8

     Three months ended July 5, 2009 compared to the three months ended June 29, 2008:
     Semiconductor Segment:
     Revenues for the Semiconductor segment decreased $118.2 million or 25.6% for the three months ended July 5, 2009 as compared to the three months ended June 29, 2008. The decrease was primarily attributable to decreased demand for semiconductors used in storage and networking product applications as a result of the global economic downturn, and decreased revenues in our older networking product applications, partially offset by increased revenues in our newer networking product applications.
     Storage Systems Segment:
     Revenues for the Storage Systems segment decreased $53.2 million or 23.1% for the three months ended July 5, 2009 as compared to the three months ended June 29, 2008. The decrease was primarily attributable to a decrease in revenues for our mid-range storage systems and related premium software features as a result of the current global economic downturn.
     Six months ended July 5, 2009 compared to the six months ended June 29, 2008:
     Semiconductor Segment:
     Revenues for the Semiconductor segment decreased $252.0 million or 27.4% for the six months ended July 5, 2009 as compared to the six months ended June 29, 2008. The decrease was primarily attributable to decreased demand for semiconductors used in storage and networking product applications as a result of the global economic downturn and decreased revenues in our older networking product applications. The decrease was partially offset by increased revenues in our newer networking product applications and increased revenues from the licensing of intellectual property.
     Storage Systems Segment:
     Revenues for the Storage Systems segment decreased $97.9 million or 22.7% for the six months ended July 5, 2009 as compared to the six months ended June 29, 2008. The decrease was primarily attributable to a decrease in revenues for our mid-range storage systems and related premium software features as a result of the current global economic downturn.
     See Note 12 to our consolidated financial statements in Item 1 for information about our significant customers.
Revenues by Geography
     The following table summarizes our revenues by geography for the three and six months ended July 5, 2009 and June 29, 2008:

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(In millions)
North America *	$112.1	$220.8	$219.7	$427.6
Asia **	280.4	346.9	525.3	695.1
Europe and the Middle East	128.2	124.4	257.9	230.1

Total	$520.7	$692.1	$1,002.9	$1,352.8

*	Primarily the United States.

**	Including Japan.

     Three months ended July 5, 2009 compared to the three months ended June 29, 2008:
     Revenues in North America and Asia decreased 49.2% and 19.2%, respectively, for the three months ended July 5, 2009 as compared to the three months ended June 29, 2008. The decrease in North America was primarily attributable to a significant customer shifting order placements from our U.S. subsidiary to a subsidiary in Europe during the third quarter of 2008, and to a lesser extent, decreased demand for our mid-range storage systems and semiconductors used in storage and networking product applications. The decrease in Asia was primarily attributable to decreased revenues from semiconductors used in storage product applications. Revenues in Europe and the Middle East increased 3.1% for the three months ended July 5, 2009 as compared to the three months ended June 29, 2008. The increase was primarily attributable to a significant customer shifting order placements from our U.S. subsidiary to a subsidiary in Europe during the third quarter of 2008, offset in part by decreased demand for semiconductors used in storage and networking product applications.
     Six months ended July 5, 2009 compared to the six months ended June 29, 2008:
     Revenues in North America and Asia decreased 48.6% and 24.4%, respectively, for the six months ended July 5, 2009 as compared to the six months ended June 29, 2008. The decrease in North America was primarily attributable to a significant customer shifting order placements from our U.S. subsidiary to a subsidiary in Europe during the third quarter of 2008, and to a lesser extent, decreased demand for our mid-range storage systems and semiconductors used in storage and networking product applications, offset in part by increased revenues from the licensing of intellectual property. The decrease in Asia was primarily attributable to decreased revenues from semiconductors used in storage product applications. Revenues in Europe and the Middle East increased 12.1% for the six months ended July 5, 2009 as compared to the six months ended June 29, 2008. The increase was primarily attributable to a significant customer shifting order placements from our U.S. subsidiary to a subsidiary in Europe during the third quarter of 2008, offset in part by decreased demand for semiconductors used in storage and networking product applications.
Gross Profit Margin
     The following table summarizes our gross profit margins by segment for the three and six months ended July 5, 2009 and June 29, 2008:

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(In millions)
Semiconductor segment	$122.1	$196.0	$246.7	$380.9
Percentage of segment revenues	35.5%	42.4%	36.9%	41.4%
Storage Systems segment	$58.8	$88.9	$104.3	$163.6
Percentage of segment revenues	33.2%	38.6%	31.2%	37.9%

Consolidated	$180.9	$284.9	$351.0	$544.5

Percentage of total revenues	34.7%	41.2%	35.0%	40.2%
     Three months ended July 5, 2009 compared to the three months ended June 29, 2008:
     The consolidated gross profit margin as a percentage of total revenues decreased to 34.7% for the three months ended July 5, 2009 from 41.2% for the three months ended June 29, 2008.
     Semiconductor Segment:
     The gross profit margin as a percentage of segment revenues for the Semiconductor segment decreased to 35.5% for the three months ended July 5, 2009 from 42.4% for the three months ended June 29, 2008. The decrease was primarily attributable to a shift in product mix and lower overall absorption of fixed costs as a result of the decline in revenues.

     Storage Systems Segment:
     The gross profit margin as a percentage of segment revenues for the Storage Systems segment decreased to 33.2% for the three months ended July 5, 2009 from 38.6% for the three months ended June 29, 2008. The decrease was primarily driven by a shift in product mix as a greater percentage of our sales consisted of entry-level storage systems, which have lower margins, along with lower overall absorption of fixed costs as a result of the decrease in revenues.
     Six months ended July 5, 2009 compared to the six months ended June 29, 2008:
     The consolidated gross profit margin as a percentage of total revenues decreased to 35.0% for the six months ended July 5, 2009 from 40.2% for the six months ended June 29, 2008.
     Semiconductor Segment:
     The gross profit margin as a percentage of segment revenues for the Semiconductor segment decreased to 36.9% for the six months ended July 5, 2009 from 41.4% for the six months ended June 29, 2008. The decrease was primarily attributable to a shift in product mix, lower overall absorption of fixed costs as a result of the decline in revenues and an increase in amortization of identified intangible assets as a percentage of revenues. The decrease was offset in part by a decrease in inventory provisions as a result of continued improvements in supply chain management.
     Storage Systems Segment:
     The gross profit margin as a percentage of segment revenues for the Storage Systems segment decreased to 31.2% for the six months ended July 5, 2009 from 37.9% for the six months ended June 29, 2008. The decrease was primarily driven by a shift in product mix as a greater percentage of our sales consisted of entry-level storage systems, which have lower margins, along with lower overall absorption of fixed costs as a result of the decrease in revenues.
Research and Development
     The following table summarizes our research and development, or R&D, expenses by segment for the three and six months ended July 5, 2009 and June 29, 2008:

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(In millions)
Semiconductor segment	$116.2	$135.4	$239.2	$270.6
Percentage of segment revenues	33.8%	29.3%	35.8%	29.4%
Storage Systems segment	$32.7	$34.7	$65.0	$69.2
Percentage of segment revenues	18.5%	15.1%	19.5%	16.0%

Consolidated	$148.9	$170.1	$304.2	$339.8

Percentage of total revenues	28.6%	24.6%	30.3%	25.1%
     Three months ended July 5, 2009 compared to the three months ended June 29, 2008:
     Consolidated R&D expenses decreased $21.2 million or 12.5% for the three months ended July 5, 2009 as compared to the three months ended June 29, 2008.
     Semiconductor Segment:
     R&D expenses for the Semiconductor segment decreased $19.2 million or 14.2% for the three months ended July 5, 2009 as compared to the three months ended June 29, 2008. The decrease was primarily attributable to lower compensation-related expenses as a result of reduced headcount from the restructuring actions taken since January 2009 and other cost reduction measures, reductions in discretionary spending and lower spending on materials associated with existing R&D projects. R&D expenses for the Semiconductor segment increased as a percentage of segment revenues from 29.3% for the three months ended June 29, 2008 to 33.8% for the three months ended July 5, 2009, primarily as a result of the decrease in revenues.

     Storage Systems Segment:
     R&D expenses for the Storage Systems segment decreased $2.0 million or 5.8% for the three months ended July 5, 2009 as compared to the three months ended June 29, 2008. The decrease was primarily attributable to lower compensation-related expenses as a result of reduced headcount from the restructuring actions taken since January 2009 and other cost reduction measures, reduction in discretionary spending and lower depreciation expense as a result of existing assets for product development that have become fully depreciated coupled with fewer new assets being purchased. The decrease was offset in part by expenses as a result of headcount additions associated with the acquisition of the 3ware business. R&D expenses for the Storage Systems segment increased as a percentage of segment revenues from 15.1% for the three months ended June 29, 2008 to 18.5% for the three months ended July 5, 2009, primarily as a result of the decrease in revenues.
     Six months ended July 5, 2009 compared to the six months ended June 29, 2008:
     Consolidated R&D expenses decreased $35.6 million or 10.5% for the six months ended July 5, 2009 as compared to the six months ended June 29, 2008.
     Semiconductor Segment:
     R&D expenses for the Semiconductor segment decreased $31.4 million or 11.6% for the six months ended July 5, 2009 as compared to the six months ended June 29, 2008. The decrease was primarily attributable to lower compensation-related expenses as a result of reduced headcount from the restructuring actions taken since January 2009 and other cost reduction measures, reductions in discretionary spending and lower spending on materials associated with existing R&D projects. R&D expenses for the Semiconductor segment increased as a percentage of segment revenues from 29.4% for the six months ended June 29, 2008 to 35.8% for the six months ended July 5, 2009, primarily as a result of the decrease in revenues.
     Storage Systems Segment:
     R&D expenses for the Storage Systems segment decreased $4.2 million or 6.1% for the six months ended July 5, 2009 as compared to the six months ended June 29, 2008. The decrease was primarily attributable to lower compensation-related expenses as a result of reduced headcount from the restructuring actions taken since January 2009 and other cost reduction measures, reductions in discretionary spending and lower depreciation expense as existing assets for product development were fully depreciated and fewer new assets were purchased. The decrease was offset in part by additional compensation-related expenditures as a result of the 3ware acquisition. R&D expenses for the Storage Systems segment increased as a percentage of segment revenues from 16.0% for the six months ended June 29, 2008 to 19.5% for the six months ended July 5, 2009, primarily as a result of the decrease in revenues.
Selling, General and Administrative
     The following table summarizes our selling, general and administrative, or SG&A, expenses by segment for the three and six months ended July 5, 2009 and June 29, 2008:

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(In millions)
Semiconductor segment	$53.6	$72.2	$110.1	$141.6
Percentage of segment revenues	15.6%	15.6%	16.5%	15.4%
Storage Systems segment	$28.1	$32.3	$55.4	$62.0
Percentage of segment revenues	15.9%	14.0%	16.6%	14.4%

Consolidated	$81.7	$104.5	$165.5	$203.6

Percentage of total revenues	15.7%	15.1%	16.5%	15.1%
     Three months ended July 5, 2009 compared to the three months ended June 29, 2008:
     Consolidated SG&A expenses decreased $22.8 million or 21.8% for the three months ended July 5, 2009 as compared to the three months ended June 29, 2008.
     Semiconductor Segment:
     SG&A expenses for the Semiconductor segment decreased $18.6 million or 25.8% for the three months ended July 5, 2009 as compared to the three months ended June 29, 2008. The decrease was primarily attributable to a decrease in compensation-related expenses as a result of reduced headcount from the restructuring actions taken since January 2009 and other cost reduction measures, a decrease in amortization of identified intangible assets, and lower sales and general expenses attributable to continued cost containment activities.

     Storage Systems Segment:
     SG&A expenses for the Storage Systems segment decreased $4.2 million or 13.0% for the three months ended July 5, 2009 as compared to the three months ended June 29, 2008. The decrease was primarily attributable to lower compensation-related expenses as a result of cost reduction measures, lower spending from continued cost containment activities and lower bad debt expense due to the decrease in revenues. SG&A expenses for the Storage Systems segment increased as a percentage of segment revenues from 14.0% for the three months ended June 29, 2008 to 15.9% for the three months ended July 5, 2009, primarily as a result of the decrease in revenues.
     Six months ended July 5, 2009 compared to the six months ended June 29, 2008:
     Consolidated SG&A expenses decreased $38.1 million or 18.7% for the six months ended July 5, 2009 as compared to the six months ended June 29, 2008.
     Semiconductor Segment:
     SG&A expenses for the Semiconductor segment decreased $31.5 million or 22.2% for the six months ended July 5, 2009 as compared to the six months ended June 29, 2008. The decrease was primarily attributable to a decrease in compensation-related expenses as a result of reduced headcount from the restructuring actions taken since January 2009 and other cost reduction measures, a decrease in amortization expenses associated with identified intangible assets, and lower sales and general expenses attributable to continued cost containment activities. SG&A expenses for the Semiconductor segment increased as a percentage of segment revenues from 15.4% for the six months ended June 29, 2008 to 16.5% for the six months ended July 5, 2009, primarily as a result of the decrease in revenues.
     Storage Systems Segment:
     SG&A expenses for the Storage Systems segment decreased $6.6 million or 10.6% for the six months ended July 5, 2009 as compared to the six months ended June 29, 2008. The decrease was primarily attributable to lower compensation-related expenses as a result of reduced headcount from the restructuring actions taken since January 2009 and other cost reduction measures, lower spending from continued cost containment activities and lower bad debt expense due to the decrease in revenues. SG&A expenses for the Storage Systems segment increased as a percentage of segment revenues from 14.4% for the six months ended June 29, 2008 to 16.6% for the six months ended July 5, 2009, primarily as a result of the decrease in revenues.
Restructuring of Operations and Other Items, net
     We recorded charges of $6.0 million in restructuring of operations and other items, net, for the three months ended July 5, 2009. Of these charges, $4.5 million and $1.5 million were recorded in the Semiconductor segment and Storage Systems segment, respectively. We recorded charges of $31.2 million in restructuring of operations and other items, net, for the six months ended July 5, 2009, consisting of $25.0 million in charges for restructuring of operations and $6.2 million in charges for other items. Of these charges, $29.7 million and $1.5 million were recorded in the Semiconductor segment and Storage Systems segment, respectively.
     We recorded charges of $20.7 million in restructuring of operations and other items, net, for the three months ended June 29, 2008, consisting of $10.0 million in charges for restructuring of operations and $10.7 million in charges for other items. The majority of the $20.7 million in charges for three months ended June 29, 2008 were recorded in the Semiconductor segment. We recorded charges of $25.3 million in restructuring of operations and other items, net, for the six months ended June 29, 2008, consisting of $13.3 million in charges for restructuring of operations and $12.0 million in charges for other items. The majority of the $25.3 million in charges for the six months ended June 29, 2008 were recorded in the Semiconductor segment.
     See Note 3 to our consolidated financial statements in Item 1 for more information about the restructuring charges recorded during 2009.

Interest (Expense) or Income and Other, net
     The following table summarizes our interest expense and components of interest income and other, net, for the three and six months ended July 5, 2009 and June 29, 2008:

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(In millions)
Interest expense	$(6.9)	$(9.0)	$(14.1)	$(17.9)
Interest income	5.8	10.6	12.2	24.9
Other income/(expense), net	0.5	(2.4)	—	(2.1)

Total	$(0.6)	$(0.8)	$(1.9)	$4.9

     Interest Expense:
     Interest expense decreased $2.1 million and $3.8 million for the three and six months ended July 5, 2009, respectively, as compared to the three and six months ended June 29, 2008 as a result of the repurchase of $118.6 million of 6.5% convertible subordinated notes in the fourth quarter of 2008 and the redemption of the remaining 6.5% convertible subordinated notes on June 15, 2009.
     Interest Income and Other, net:
     Interest income decreased $4.8 million and $12.7 million for the three and six months ended July 5, 2009, respectively, as compared to the three and six months ended June 29, 2008 primarily as a result of lower interest rates during 2009 compared to 2008.
     Other expense, net, decreased $2.9 million and $2.1 million for the three and six months ended July 5, 2009 as compared to the three and six months ended June 29, 2008 primarily as a result of $2.8 million of impairment charges related to certain marketable available-for-sale debt and equity securities in the second quarter of 2008, offset in part by other miscellaneous items.
Provision for Income Taxes
     During the three months ended July 5, 2009 and June 29, 2008, we recorded an income tax provision of $5.2 million and $2.5 million, respectively. For the three months ended July 5, 2009 and June 29, 2008, we did not record any re-measurement or reversal of uncertain tax positions.
     During the six months ended July 5, 2009 and June 29, 2008, we recorded an income tax provision of $13.2 million and $8.0 million, respectively. During the six months ended July 5, 2009, we recorded a reversal of $29.8 million in liabilities, which includes previously unrecognized tax benefits of $15.7 million and interest and penalties of $14.1 million, because various statutes of limitations expired during the period and an increase of $32.9 million, which includes unrecognized tax benefits of $25.0 million and interest and penalties of $7.9 million, as a result of re-measurements of uncertain tax positions taken in prior periods based on new information. During the six months ended June 29, 2008, we recorded a reversal of an $8.8 million liability because a statute of limitations expired during the period and an increase of $2.1 million as a result of re-measurement of uncertain tax positions taken in prior periods based on new information.
     We have excluded the income or loss from certain jurisdictions from the overall estimation of the annual rate due to the anticipated pretax losses in those jurisdictions for annual periods for which tax benefits are not realizable or cannot be recognized in the current year. Excluding certain foreign jurisdictions, management believes that it is more likely than not that the future benefit of deferred tax assets will not be realized.
FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
     Cash, cash equivalents and short-term investments decreased to $873.6 million at July 5, 2009 from $1,119.1 million at December 31, 2008. The decrease was mainly due to cash outflows for financing activities, offset in part by cash provided by operating and investing activities as described below.

Working Capital
     Working capital decreased by $375.4 million to $626.5 million at July 5, 2009 from $1,001.9 million at December 31, 2008. The decrease was primarily attributable to:
•	Cash, cash equivalents and short-term investments decreased by $245.5 million;

•	Current portion of long-term debt increased by $104.9 million as a result of a reclassification of $350.0 million of 4% Convertible Subordinated Notes that are due in May 2010 from long-term debt to current portion of long-term debt, offset in part by the redemption of $243.0 million principal amount of 6.5% Convertible Subordinated Notes during the second quarter of 2009;

•	Inventories decreased by $61.9 million primarily as a result of lowering inventory purchases, reflecting our continued focus on supply chain management;

•	Accounts receivable decreased by $36.1 million primarily as a result of lower revenues in the second quarter of 2009 as compared to the fourth quarter of 2008; and

•	Prepaid expenses and other current assets decreased by $15.3 million primarily as a result of declines in tax-related receivables, other receivables and prepaid software, offset in part by an increase in prepaid taxes.
     These decreases in working capital were offset in part by:
•	Accounts payable decreased by $55.3 million primarily as a result of lower purchases following the global economic downturn and the timing of invoice receipts and payments; and

•	Accrued salaries, wages and benefits decreased by $32.7 million primarily as a result of the absence of performance-based compensation accruals.
Cash Provided by Operating Activities
     Net cash provided by operating activities was $59.1 million for the six months ended July 5, 2009 compared to $123.5 million for the six months ended June 29, 2008. Cash provided by operating activities for the six months ended July 5, 2009 was the result of:
•	A net loss adjusted for non-cash transactions, primarily depreciation and amortization and stock-based compensation expense. The non-cash items and other non-operating adjustments are quantified in the Statements of Cash Flows included in Item 1; offset by

•	A net increase in assets and liabilities, including changes in working capital components, from December 31, 2008 to July 5, 2009, as discussed above.
Cash Provided by Investing Activities
     Cash provided by investing activities for the six months ended July 5, 2009 was $3.1 million compared to $177.2 million used in investing activities for the six months ended June 29, 2008. The primary investing activities for the six months ended July 5, 2009 were:
•	Proceeds from maturities and sales of available-for-sale debt securities and equity securities, net of purchases;

•	Purchases of property, equipment and software, net of sales;

•	Acquisition of business, net of cash acquired; and

•	A decrease in non-current assets and deposits.
     We expect capital expenditures to be approximately $45.0 million in 2009. In recent years, we have reduced our level of capital expenditures as a result of our focus on establishing strategic supplier alliances with foundry semiconductor manufacturers and with third-party assembly and test operations, which enables us to have access to advanced manufacturing capacity and reduce our capital spending requirements.

Cash Used in Financing Activities
     Cash used in financing activities for the six months ended July 5, 2009 was $237.4 million compared to $199.7 million for the six months ended June 29, 2008. The primary financing activities during the six months ended July 5, 2009 was the use of $244.0 million to redeem convertible subordinated notes, offset by the proceeds from the issuances of common stock under our employee stock purchase plan.
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
CONTRACTUAL OBLIGATIONS
     The following table summarizes our contractual obligations as of July 5, 2009:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Other		Total
	(In millions)
Convertible subordinated notes	$350.0	$—	$—	$—	$—		$350.0
Estimated interest payments on convertible subordinated notes	14.0	—	—	—	—		14.0
Operating lease obligations	75.7	61.9	15.6	2.3	—		155.5
Purchase commitments	376.6	248.9	—	—	—		625.5
Unrecognized tax positions	36.9	—	—	—	198.1	**	235.0
Pension and postretirement contributions	16.0 to 55.0	*	*	*	*		16.0 to 55.0

Total	$869.2 to $908.2	$310.8	$15.6	$2.3	$198.1		$1,396.0 to $1,435.0

*	We have pension plans covering substantially all former Agere Systems U.S. employees, excluding management employees hired after June 30, 2003. We also have pension plans covering certain international employees. Although additional future contributions will be required, the amount and timing of these contributions will be impacted by actuarial assumptions, the actual rate of return on plan assets, the level of market interest rates, and the amount of voluntary contributions to the plans. The amount shown in the table represents the range of our anticipated contributions to our pension plans for the remainder of 2009. Because any contributions for 2010 and later will depend on the value of the plan assets in the future and thus are uncertain, we have not included any amounts for 2010 and beyond. If current macroeconomic conditions continue, the additional contributions in future years would likely be higher than those projected for 2009. Effective April 6, 2009, we froze the U.S. management pension plan, which covers active participants who joined us from Agere.

**	Represents the non-current tax payable obligation. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.
Convertible Subordinated Notes
     As of July 5, 2009, we had outstanding $350.0 million of 4% Convertible Subordinated Notes due on May 15, 2010. Interest on these notes is payable semiannually on May 15 and November 15 of each year. These notes are subordinated to all existing and future senior debt and are convertible at the holder’s option into shares of our common stock at a conversion price of approximately $13.42 per share at any time prior to maturity. We cannot elect to redeem these notes prior to maturity. Each holder of these notes has the right to cause us to repurchase all of such holder’s convertible notes at a price equal to 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change, which includes a transaction or an event such as an exchange offer, liquidation, a tender offer, consolidation, certain mergers or combinations.
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

Purchase Commitments
     We maintain certain purchase commitments with suppliers primarily for raw materials and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary for different suppliers.
Uncertain Tax Positions
     As of July 5, 2009, the amount of the unrecognized tax benefits was $247.6 million, of which we expect to pay $36.9 million within one year. Accordingly, this amount has been recorded in other current liabilities. For the remaining balance, we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of various statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, we estimate that unrecognized tax benefits, plus accrued interest and penalties, could decrease by an amount in the range of $0 to $27.7 million.
Standby Letters of Credit
     As of July 5, 2009 and December 31, 2008, we had outstanding obligations relating to standby letters of credit of $5.3 million and $19.2 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, claims from litigations and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amount and they generally have one-year terms.
CRITICAL ACCOUNTING POLICIES
     There have been no significant changes in the critical accounting estimates and significant accounting policies during the six months ended July 5, 2009 as compared to the discussion in Part II, Item 7 and in Note 1 to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008.
RECENT ACCOUNTING PRONOUNCEMENTS
     The information contained in Note 1 to our consolidated financial statements in Item 1 under the heading “Recent Accounting Pronouncements” is incorporated by reference into this Item 2.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There have been no significant changes in the market risk disclosures during the six months ended July 5, 2009 as compared to the discussion in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008.
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
     Changes in Internal Control: During the second quarter of 2009, we did not make any change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

     The business of Agere Systems, which we acquired in April 2007, used a different enterprise resource planning, or ERP, system from the system we have used historically. In the second quarter of 2009, we completed the conversion of Agere’s business to our ERP system. We believe that this transition did not materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     This information is included under the caption “Legal Matters” in Note 16 to our consolidated financial statements in Item 1 of Part I.
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
     We have defined benefit pension plans under which we are obligated to make future payments to participants. We have set aside funds to meet our anticipated obligations under these plans. These funds are invested in equity and fixed income securities. Since mid-2008, market prices of these types of securities have declined significantly. At December 31, 2008, our projected benefit obligations under our pension plans exceeded the value of the assets of those plans by approximately $450 million. U.S. law provides that we must make contributions to the pension plans during the reminder of 2009 of at least $16.0 million. We may be required to make additional contributions to the plans in later years if the value of the plan assets does not increase, or continues to decrease, and these amounts could be significantly larger than the required contributions in 2009. We may also choose to make additional, voluntary contributions to the plans.
     As of July 5, 2009, we had contractual purchase commitments with suppliers, primarily for raw materials and manufacturing services and for some non-production items, of approximately $625.5 million through 2011. If our actual revenues in the future are lower than our current expectations, we may not meet all of our buying commitments. As a result, it is possible that we will have to make penalty-type payments under these contracts, even though we are not obtaining any products that we can sell.
     During the year ended December 31, 2008, we recognized goodwill and identified intangible asset impairment charges of $541.6 million. At July 5, 2009, we had $988.5 million of goodwill and identified intangible assets. If economic conditions worsen and our revenues decline below our recent forecasts, we may recognize additional impairment of our assets.
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
Item 4. Submission of Matters to a Vote of Security Holders
     We held our annual meeting of stockholders on May 14, 2009. At the meeting, the stockholders elected nine directors to serve for the ensuing year and until their successors are elected, ratified the Audit Committee’s selection of our independent auditors for 2009 and approved our amended Incentive Plan.
     The results of the voting for directors were as follows:

	For	Against	Abstain
Charles A. Haggerty	510,114,704	48,283,957	2,101,611
Richard S. Hill	536,759,550	21,523,074	2,217,649
John H.F. Miner	525,145,803	33,117,021	2,237,448
Arun Netravali	524,031,670	33,964,313	2,504,290
Matthew J. O’Rourke	543,148,022	15,067,005	2,285,246
Gregorio Reyes	543,954,973	14,286,912	2,258,387
Michael G. Strachan	548,683,772	9,535,999	2,280,501
Abhijit Y. Talwalkar	544,376,220	14,062,195	2,061,859
Susan M. Whitney	543,506,101	14,597,445	2,396,727
     The vote on the ratification of the Audit Committee’s selection of our independent auditors for 2009 was:

For	Against	Abstain
546,782,847	12,569,729	1,147,695
     The vote on the proposal to approve our amended Incentive Plan was:

For	Against	Abstain
507,485,473	50,656,863	2,357,884
Item 6. Exhibits
     See the Exhibit Index, which follows the signature page to this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSI CORPORATION (Registrant)
Date: August 11, 2009	By	/s/ Bryon Look
Bryon Look
Executive Vice President, Chief Financial Officer and Chief Administrative Officer

EXHIBIT INDEX
10.1	LSI Corporation Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed May 18, 2009)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350