Form 10-Q
period 2009-10-04
LSI CORP
filed 2009-11-10
CIK 703360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 4, 2009
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
(Do not check if a smaller reporting company.)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 4, 2009, there were 653,157,525 shares of the registrant’s Common Stock, $.01 par value, outstanding.

LSI CORPORATION
Form 10-Q
For the Quarter Ended October 4, 2009
INDEX
FORWARD-LOOKING STATEMENTS
     This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe” and similar words are intended to identify forward-looking statements. Although we believe our expectations are based on reasonable assumptions, our actual results could differ materially from those projected in the forward-looking statements. We have described in Part II, “Item 1A. Risk Factors” a number of factors that could cause our actual results to differ from our projections or estimates. Except where otherwise indicated, the statements made in this report are made as of the date we filed this report with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. We expressly disclaim any obligation to update the information in this report, except as may otherwise be required by law.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LSI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	October 4,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$705,385	$829,301
Short-term investments	201,742	289,841
Accounts receivable, less allowances of $7,831 and $9,627, respectively	307,191	303,971
Inventories	155,521	220,535
Prepaid expenses and other current assets	140,225	155,814

Total current assets	1,510,064	1,799,462
Property and equipment, net	215,932	235,963
Identified intangible assets, net	781,814	889,995
Goodwill	188,862	175,624
Other assets	228,517	243,150

Total assets	$2,925,189	$3,344,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$193,653	$201,035
Accrued salaries, wages and benefits	93,267	114,730
Other accrued liabilities	197,656	236,661
Current portion of long-term debt	350,000	245,107

Total current liabilities	834,576	797,533

Long-term debt, net of current portion	—	350,000
Pension, postretirement and other benefits	432,054	451,079
Income taxes payable — non-current	158,229	193,590
Other non-current liabilities	100,317	111,070

Total long-term obligations and other liabilities	690,600	1,105,739

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value: 1,300,000 shares authorized; 652,271 and 648,132 shares outstanding, respectively	6,523	6,481
Additional paid-in capital	6,123,059	6,058,786
Accumulated deficit	(4,473,320)	(4,360,775)
Accumulated other comprehensive loss	(256,249)	(263,570)

Total stockholders’ equity	1,400,013	1,440,922

Total liabilities and stockholders’ equity	$2,925,189	$3,344,194

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Revenues	$578,419	$714,308	$1,581,363	$2,067,118
Cost of revenues	352,833	416,891	1,004,812	1,225,252

Gross profit	225,586	297,417	576,551	841,866
Research and development	151,047	169,551	455,250	509,383
Selling, general and administrative	82,175	103,744	247,659	307,267
Restructuring of operations and other items, net	4,745	1,586	35,960	26,869

(Loss)/income from operations	(12,381)	22,536	(162,318)	(1,653)
Interest expense	(3,899)	(8,993)	(17,999)	(26,930)
Interest income and other, net	3,535	8,028	15,742	30,879

(Loss)/income before income taxes	(12,745)	21,571	(164,575)	2,296
(Benefit)/provision for income taxes	(65,230)	10,200	(52,030)	18,200

Net income/(loss)	$52,485	$11,371	$(112,545)	$(15,904)

Net income/(loss) per share:
Basic	$0.08	$0.02	$(0.17)	$(0.02)

Diluted	$0.08	$0.02	$(0.17)	$(0.02)

Shares used in computing per share amounts:
Basic	651,865	643,849	650,183	648,519

Diluted	658,963	647,418	650,183	648,519

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 4, 2009	September 28, 2008
Operating activities:
Net loss	$(112,545)	$(15,904)
Adjustments:
Depreciation and amortization	198,918	239,945
Stock-based compensation expense	49,804	54,292
Non-cash restructuring of operations and other items, net	690	(3,163)
Gain on redemption of convertible subordinated notes	(149)	—
Write-down of debt and equity securities, net of gain on sale of equity securities	1,529	4,500
(Gain)/loss on sale of property and equipment	(220)	14
Non-cash foreign exchange loss	315	6,988
Deferred taxes	(253)	4,397
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	(3,217)	5,237
Inventories	78,406	30,884
Prepaid expenses and other assets	48,272	9,192
Accounts payable	(6,581)	(92,323)
Accrued and other liabilities	(127,246)	(64,194)

Net cash provided by operating activities	127,723	179,865

Investing activities:
Purchases of debt securities available-for-sale	(10)	(158,601)
Proceeds from maturities and sales of debt securities available-for-sale	77,640	131,719
Purchases of equity securities	(9,534)	(8,500)
Proceeds from sales of equity securities	165	—
Purchases of property, equipment and software	(68,738)	(95,005)
Proceeds from sale of property and equipment	2,749	11,400
Acquisition of businesses and companies, net of cash acquired	(46,981)	(95,137)
Decrease/(increase) in non-current assets and deposits	13,501	(13,300)
Proceeds from maturity of notes receivable associated with sale of semiconductor operations in Thailand	10,000	—
Proceeds received from the resolution of a pre-acquisition income tax contingency	—	4,821

Net cash used in investing activities	(21,208)	(222,603)

Financing activities:
Redemption of convertible subordinated notes	(244,047)	—
Issuances of common stock	10,040	36,370
Purchases of common stock under repurchase programs	—	(229,231)

Net cash used in financing activities	(234,007)	(192,861)

Effect of exchange rate changes on cash and cash equivalents	3,576	(1,060)

Decrease in cash and cash equivalents	(123,916)	(236,659)

Cash and cash equivalents at beginning of year	829,301	1,021,569

Cash and cash equivalents at end of period	$705,385	$784,910

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
     For financial reporting purposes, LSI Corporation (“LSI” or the “Company”) reports on a 13- or 14-week quarter with a year ending December 31. The third quarter of 2009 and 2008 consisted of 13 weeks each and ended on October 4, 2009 and on September 28, 2008, respectively. The first nine months of 2009 and 2008 consisted of approximately 39 weeks each. The results of operations for the quarter ended October 4, 2009 are not necessarily indicative of the results to be expected for the full year.
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
     The Company has evaluated subsequent events through November 10, 2009, the date that the financial statements were issued.
Recent Accounting Pronouncements
     Pronouncements not yet Effective:
     In December 2008, the Financial Accounting Standards Board (“FASB”) issued guidance on additional disclosures about plan assets of a defined benefit pension or other postretirement plan. The new disclosures focus on fair value by category of plan assets including the factors that are pertinent to an understanding of investment policies and strategies. This guidance is effective for annual periods ending after December 15, 2009. The adoption of this guidance is not expected to have any impact on the Company’s results of operations or financial position.
     In June 2009, the FASB issued guidance which amends the consolidation rules related to variable interest entities. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance is not expected to have a significant impact on the Company’s results of operations or financial position.
     In August 2009, the FASB issued additional guidance on measuring liabilities at fair value to reduce ambiguity in financial reporting. This guidance is effective for the first reporting period, including interim periods, beginning after the issuance of this update. The Company is currently evaluating the impact of the adoption of this guidance on its results of operations and financial position.
     In September 2009, the FASB issued guidance on how to use the net asset value per share provided by an investee to estimate the fair value of an alternative investment. This guidance is effective for the first reporting period, including interim periods, ending after December 15, 2009. The Company is currently evaluating the impact of the adoption of this guidance on its results of operations and financial position.
     In October 2009, the FASB issued guidance on multiple-deliverable arrangements to address how to separate deliverables and how to measure and allocate arrangement consideration. This guidance requires vendors to develop the best estimate of selling price for each deliverable and allocate the arrangement consideration using this selling price. This guidance also expands the disclosure requirements to include both quantitative and qualitative information. This guidance is effective for fiscal years beginning after June 15, 2010. The Company is currently evaluating the impact of the adoption of this guidance on its results of operations and financial position.

     In October 2009, the FASB issued guidance which clarifies that the tangible products containing software components and non-software components that function together to deliver a product’s essential functionality would be considered non-software deliverables and will be scoped out of the software revenue recognition guidance. This guidance is effective for the fiscal years beginning after June 15, 2010. The Company is currently evaluating the impact of the adoption of this guidance on its results of operations and financial position.
     Pronouncement Adopted during the Third Quarter of 2009:
     In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the Codification in the third quarter of 2009, and the adoption did not have any impact on its results of operations or financial position.
Note 2 — Stock-Based Compensation
     On March 31, 2009, the Compensation Committee of the Board of Directors of the Company adopted an amendment to the Company’s Employee Stock Purchase Plan (“ESPP”) to increase the maximum number of shares that a participant can purchase in a single purchase period from 1,000 shares to 2,000 shares. The increase will be effective November 15, 2009.
     The following table summarizes stock-based compensation expense related to the Company’s stock options, ESPP and restricted stock unit awards for the three and nine months ended October 4, 2009 and September 28, 2008. Stock-based compensation costs capitalized to inventory and software for the three and nine months ended October 4, 2009 and September 28, 2008 were not significant.

	Three Months Ended		Nine Months Ended
Stock-Based Compensation Expense Included In:	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
	(In thousands)
Cost of revenues	$1,697	$2,252	$5,732	$6,885
Research and development	6,386	6,593	21,443	21,985
Selling, general and administrative	6,729	8,005	22,629	25,422

Total stock-based compensation expense	$14,812	$16,850	$49,804	$54,292

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
Stock Options
     The fair value of each option grant is estimated as of the date of grant using a reduced form calibrated binominal lattice model (the “lattice model”). This model requires the use of historical data for employee exercise behavior and the use of the assumptions outlined in the following table:

	Three Months Ended		Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Weighted average estimated grant date fair value per share	$1.93	$2.63	$1.41	$2.06
Weighted average assumptions in calculation:
Expected life (years)	3.90	4.38	4.26	4.37
Risk-free interest rate	2%	3%	2%	3%
Volatility	58%	53%	67%	52%
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
     The following table summarizes changes in stock options outstanding during the nine months ended October 4, 2009:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term	Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at December 31, 2008	85,113	$12.62	—	—
Options granted	22,865	3.10	—	—
Options exercised	(692)	4.89	—	—
Options canceled	(10,718)	14.54	—	—

Options outstanding at October 4, 2009	96,568	$10.21	4.05	$49,365

Options exercisable at October 4, 2009	53,788	$14.39	2.75	$2,046

     As of October 4, 2009, the total unrecognized compensation expense related to nonvested stock options, net of estimated forfeitures, was $69.9 million and is expected to be recognized over the next 2.7 years on a weighted average basis. For the three months and nine months ended October 4, 2009, the total intrinsic value of options exercised was $0.3 million. For the three and nine months ended October 4, 2009, the cash received from stock option exercises was $3.4 million.
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
Employee Stock Purchase Plan
     Compensation expense for the Company’s ESPP is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. A total of 2.5 million shares and 2.2 million shares were issued under the ESPP during the three months ended July 5, 2009 and June 29, 2008, respectively. No shares related to the ESPP were issued during the three months ended October 4, 2009 and September 28, 2008. The following table summarizes the assumptions that went into the calculation of the fair value for the May 2009 and May 2008 grants:

	Three Months Ended
	July 5, 2009	June 29, 2008
Weighted average estimated grant date fair value per share	$1.39	$2.13
Weighted average assumptions in calculation:
Expected life (years)	0.5	0.8
Risk-free interest rate	0.3%	2%
Volatility	78%	44%
Restricted Stock Unit Awards
     The cost of restricted stock unit awards is determined using the fair value of the Company’s common stock on the date of grant. The following table summarizes changes in restricted stock units outstanding during the nine months ended October 4, 2009:

Number of Units
(In thousands)
Non-vested restricted stock units at December 31, 2008	6,391
Granted	363
Vested	(1,458)
Forfeited	(502)

Non-vested restricted stock units at October 4, 2009	4,794

     As of October 4, 2009, the total unrecognized compensation expense related to restricted stock units, net of estimated forfeitures, was $18.9 million and is expected to be recognized over the next 1.1 years on a weighted average basis. The fair value of shares vested during the three and nine months ended October 4, 2009 was $1.5 million and $4.9 million, respectively.
Note 3 — Restructuring of Operations and Other Items
     The Company recorded a charge of $4.7 million in restructuring of operations and other items, net, for the three months ended October 4, 2009, consisting of $3.2 million in charges for restructuring of operations and $1.5 million in charges for other items. Of the total charge, $3.0 million and $1.7 million were recorded in the Semiconductor segment and the Storage Systems segment, respectively. The Company recorded a charge of $36.0 million in restructuring of operations and other items, net, for the nine months ended October 4, 2009, consisting of $28.2 million in charges for restructuring of operations and $7.8 million in charges for other items. Of the total charge, $32.8 million and $3.2 million were recorded in the Semiconductor segment and the Storage Systems segment, respectively. For a complete discussion of the 2008 restructuring actions, see Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Restructuring
     First Quarter of 2009:
     The $19.3 million charge was the result of the following:
•	A charge of $14.0 million primarily related to an accrual for remaining payments to be made under a licensing arrangement for design tools that will no longer be used by the Company;

•	A charge of $4.5 million for severance and termination benefits for employees; and

•	A charge of $0.8 million primarily for the change in time value of accruals for previously accrued facility lease exit costs.
     Second Quarter of 2009:
     The $5.7 million charge was the result of the following:
•	A charge of $4.5 million for severance and termination benefits for employees; and

•	A charge of $1.2 million primarily for the change in time value of accruals for previously accrued facility lease exit costs.
     Third Quarter of 2009:
     The $3.2 million charge was the result of the following:
•	A charge of $2.3 million primarily for changes in estimates and sublease assumptions and for the change in time value of accruals for previously accrued facility lease exit costs; and

•	A charge of $0.9 million primarily related to the write-off of an asset.
     Restructuring reserves are included within other accrued liabilities and other non-current liabilities in the condensed consolidated balance sheets. The following table summarizes the activities affecting the restructuring accruals since December 31, 2008:

	Balance at	(Income)/	Utilized	Balance at	(Income)/	Utilized	Balance at		Utilized	Balance at
	December 31,	Expense	During	April 5,	Expense	During	July 5,	Expense	During	October 4,
	2008	Q1 2009	Q1 2009	2009	Q2 2009	Q2 2009	2009	Q3 2009	Q3 2009	2009
	(In thousands)
Write-down of excess assets and other liabilities	$83	$(83)	$—	$—	$(8)	$8	$—	$699	$(699)	$—

Lease terminations (a)	44,555	14,878	(10,323)	49,110	1,166	(1,260)	49,016	2,332	(6,559)	44,789
Payments to employees for severance (b)	28,031	4,518	(17,347)	15,202	4,546	(7,374)	12,374	132	(7,134)	5,372

Total	$72,669	$19,313	$(27,670)	$64,312	$5,704	$(8,626)	$61,390	$3,163	$(14,392)	$50,161

(a)	The amount utilized represents cash payments. The balance remaining is expected to be paid during the remaining terms of the leases, which extend through 2013 and includes accruals for a licensing agreement that is no longer being used by the Company.

(b)	The majority of the balance remaining for severance is expected to be paid by the first quarter of 2010.
Other Items
     The Company recorded a net charge of $7.8 million for the nine months ended October 4, 2009, primarily related to litigation costs.
Assets Held for Sale
     Assets held for sale were included within prepaid expenses and other current assets in the condensed consolidated balance sheets as of October 4, 2009 and December 31, 2008. As of October 4, 2009 and December 31, 2008, assets held for sale were $17.2 million and $17.3 million, respectively, which primarily consisted of $16.8 million related to land in Gresham, Oregon.
     Assets classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell and are not depreciated. The Company reassesses its ability to realize the carrying value of these assets at the end of each reporting period until the assets are sold or otherwise disposed of and, therefore, additional adjustments may be necessary.
Note 4 — Business Combinations
3ware RAID Storage Adapter Business
     On April 21, 2009, the Company completed the acquisition of the assets and certain associated intellectual property of the 3ware RAID storage adapter business of Applied Micro Circuits Corporation. 3ware products include SAS and SATA RAID adapters and high-capacity storage solutions for a broad range of applications. The acquisition is intended to enhance the Company’s competitive position in server RAID adapter solutions for distributors and system builders. The acquisition was accounted for as a purchase business combination. For reporting purposes, the 3ware business is included as part of the Storage Systems segment.
     The following table summarizes the purchase price allocation information:

Entity Name or Type of Technology;		Fair Value of		Net
Segment Included in;		Total	Type of	Tangible	Identified
Description of Acquired Business	Acquisition Date	Consideration	Consideration	Assets	Intangible Assets	Goodwill
(Dollars in millions)
3ware RAID storage adapter business; Storage Systems segment;
Server RAID adapters and storage solutions	April 21, 2009	$21.5	Cash	$12.3	$5.0	$4.2
     The goodwill of $4.2 million represents the excess of the purchase price over the fair value of the net tangible and identified intangible assets acquired. The Company recorded a purchase acquisition adjustment of $0.6 million in goodwill in the third quarter of 2009 in addition to the $3.6 million of goodwill recorded upon the acquisition in the second quarter of 2009. The goodwill was assigned to the Storage Systems segment and is not expected to be deductible for tax purposes.
     The following table summarizes the components of the identified intangible assets associated with this acquisition. These assets will be amortized over the periods during which they are expected to contribute to the Company’s future cash flows.

		Weighted
	Fair Value	Average Life
	(In millions)	(In years)
Current technology	$1.5	2
Customer base	3.2	5
Trade names	0.3	2

Total acquired identified intangible assets	$5.0

ONStor, Inc.
     On July 27, 2009, the Company acquired privately-held ONStor, Inc. (“ONStor”), which provided clustered network-attached storage solutions designed to help enterprises consolidate, protect and manage the accelerating growth of unstructured data. The acquisition is intended to further advance the Company’s storage systems business. The acquisition was accounted for as a purchase business combination. For reporting purposes, the ONStor business is included as part of the Storage Systems segment.
     The following table summarizes the purchase price allocation information:

Acquired
Entity Name or Type of Technology;		Fair Value of		Net		In-Process Research
Segment Included in;		Total	Type of	Tangible	Identified	& Development
Description of Acquired Business	Acquisition Date	Consideration	Consideration	Assets	Intangible Assets	(“IPR&D”)	Goodwill
(Dollars in millions)
ONStor;
Storage Systems segment;
Clustered network-attached storage solutions	July 27, 2009	$25.5	Cash	$0.7	$15.0	$0.8	$9.0
     The goodwill of $9.0 million represents the excess of the purchase price over the fair value of the net tangible and identified intangible assets acquired. The goodwill was assigned to the Storage Systems segment and is not expected to be deductible for tax purposes.
     The following table summarizes the components of the identified intangible assets associated with this acquisition. These assets will be amortized over the periods during which they are expected to contribute to the Company’s future cash flows.

		Weighted
	Fair Value	Average Life
	(In millions)	(In years)
Current technology	$12.7	6
Customer base	2.1	2
Trade names	0.2	2

Total acquired identified intangible assets	$15.0

     The condensed consolidated financial statements include the operating results of each acquired business from the date of acquisition. Pro forma results of operations for the acquisitions completed during the three and nine months ended October 4, 2009 have not been presented because the effects of the acquisitions, individually or in the aggregate, were not material to the Company’s financial results.
Note 5 — Benefit Obligations
     The Company has pension plans covering substantially all former Agere Systems Inc. (“Agere”) U. S. employees, excluding management employees hired after June 30, 2003. Retirement benefits are offered under a defined benefit plan and are based on either an adjusted career average pay or dollar per month formula or on a cash balance program. The cash balance program provides for annual company contributions based on a participant’s age, compensation and interest on existing balances and covers employees of certain companies acquired by Agere since 1996 and management employees hired after January 1, 1999 and before July 1, 2003. The Company also has a non-qualified supplemental pension plan in the U.S. that principally provides benefits based on compensation in excess of amounts that can be considered under a tax qualified plan. The Company also provides postretirement life insurance coverage for former Agere employees. The Company provided postretirement medical benefits for former Agere employees until December 31, 2008. Participants in the cash balance program and management employees hired after June 30, 2003 are not covered under the postretirement life insurance. The Company also has pension plans covering certain international employees.

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
     The following tables set forth the components of the net periodic benefit credit for the periods indicated:

	Three Months Ended
	October 4, 2009		September 28, 2008
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits
	(In thousands)
Service cost	$416	$20	$1,298	$25
Interest cost	18,435	606	18,947	745
Expected return on plan assets	(19,198)	(1,219)	(20,701)	(1,258)
Amortization of prior service cost	11	—	4	—
Net actuarial gain recognized	(21)	—	—	(30)

Total benefit credit	$(357)	$(593)	$(452)	$(518)

	Nine Months Ended
	October 4, 2009		September 28, 2008
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits
	(In thousands)
Service cost	$1,373	$60	$4,201	$77
Interest cost	55,311	1,818	56,084	2,278
Expected return on plan assets	(57,601)	(3,657)	(61,865)	(3,775)
Amortization of prior service cost	34	—	12	—
Net actuarial gain recognized	(67)	—	(1)	(89)

Total benefit credit	$(950)	$(1,779)	$(1,569)	$(1,509)

     During the nine months ended October 4, 2009, the Company contributed $17.0 million to its pension plans and $1.9 million to its postretirement benefit plans. The Company expects to contribute an additional $3.4 million to its pension plans for the remainder of 2009.
Note 6 — Balance Sheet Details

	October 4,	December 31,
	2009	2008
	(In thousands)
Inventories:
Raw materials	$28,002	$44,208
Work-in-process	28,395	52,242
Finished goods	99,124	124,085

Total inventories	$155,521	$220,535

		Interest	Conversion	October 4,	December 31,
	Maturity	Rate	Price	2009	2008
				(In thousands)
Debt:
4% Convertible Subordinated Notes	2010	4.00%	$13.4200	$350,000	$350,000
6.5% Convertible Subordinated Notes	2009	6.50%	$15.3125	—	243,002
Accrued debt premium				—	7,405
Amortization of accrued debt premium				—	(5,300)

Total debt				350,000	595,107
Current portion of long-term debt				(350,000)	(245,107)

Long-term debt, net of current portion				$—	$350,000

     During the nine months ended October 4, 2009, the Company redeemed all of the outstanding principal amount of $243.0 million of 6.5% Convertible Subordinated Notes due in December 2009 at a price of 100.43% of the principal amount of each note plus accrued interest to the date of redemption. A net pre-tax gain of $0.1 million was recognized and included in interest income and other, net. The pre-tax gain is net of the write-off of the unamortized accrued debt premium as of the redemption date.

     During the nine months ended October 4, 2009, the 4% Convertible Subordinated Notes became due within 12 months. As such, the balance was reclassified to the current portion of long-term debt. As of October 4, 2009, the estimated fair value of the 4% Convertible Subordinated Notes was $355.3 million, based on market data.
Note 7 — Identified Intangible Assets and Goodwill
Identified Intangible Assets
     Identified intangible assets by reportable segment were comprised of the following:

	October 4, 2009		December 31, 2008
	Gross	Accumulated	Gross	Accumulated
	Carrying Amount	Amortization	Carrying Amount	Amortization
	(In thousands)
Semiconductor:
Current technology	$894,808	$(591,744)	$894,808	$(524,120)
Trademarks	26,657	(26,657)	26,657	(26,657)
Customer base	399,508	(189,493)	399,508	(160,925)
Non-compete agreements	1,949	(1,949)	1,949	(1,888)
Existing purchase orders	200	(200)	200	(200)
Supply agreement	100	(100)	100	(100)
Patent licensing	312,800	(90,348)	312,800	(63,243)
Order backlog	41,300	(41,300)	41,300	(41,300)
Workforce	3,567	(1,705)	3,567	(1,258)
Trade names	2,248	(2,248)	2,248	(2,248)

Subtotal	1,683,137	(945,744)	1,683,137	(821,939)

Storage Systems:
Current technology	178,580	(140,744)	164,339	(136,104)
Trademarks	7,150	(7,150)	7,150	(7,150)
Customer base	10,301	(5,422)	5,010	(5,010)
Non-compete agreements	1,600	(1,600)	1,600	(1,600)
Supply agreement	8,147	(8,147)	8,147	(8,147)
Trade names	1,350	(404)	800	(238)
IPR&D	760	—	—	—

Subtotal	207,888	(163,467)	187,046	(158,249)

Total identified intangible assets	$1,891,025	$(1,109,211)	$1,870,183	$(980,188)

     The following table summarizes amortization expenses and weighted average lives of identified intangible assets:

	Weighted	Nine Months Ended
	Average Life	October 4, 2009	September 28, 2008
	(In months)	(In thousands)
Current technology	57	$72,264	$100,833
Trademarks	83	—	37
Customer base	45	28,980	45,020
Non-compete agreements	27	61	918
Patent licensing	36	27,105	27,183
Workforce	72	447	447
Trade names	68	166	366

Total	50	$129,023	$174,804

     The estimated annual future amortization expenses related to identified intangible assets are as follows:

Amount
(In thousands)
Fiscal Year:
2009 (October 5 through December 31, 2009)	$42,571
2010	160,943
2011	126,690
2012	106,497
2013 and thereafter	344,353

Total	$781,054

Goodwill
     The following table summarizes changes in the carrying amount of goodwill, all of which related to the Company’s Storage Systems segment, for the nine months ended October 4, 2009:

Storage Systems
Segment
(In thousands)
Balance as of December 31, 2008	$175,624
Additions as a result of acquisitions during the period *	13,238

Balance as of October 4, 2009	$188,862

*	During the nine months ended October 4, 2009, the Company recorded $4.2 million and $9.0 million of goodwill in connection with 3ware and ONStor acquisitions, respectively.
Note 8 — Cash, Cash Equivalents and Investments
     The following table shows the breakdown of the Company’s cash, cash equivalents and investments at the end of each period:

	October 4,	December 31,
	2009	2008
	(In thousands)
Cash and cash equivalents:
Cash in financial institutions	$128,176	$77,372

Cash equivalents:
Overnight deposits and money market funds	577,209	744,430
Commercial paper	—	1,085
U.S. government and agency securities	—	6,414

Total cash equivalents	577,209	751,929

Total cash and cash equivalents	$705,385	$829,301

Available-for-sale debt securities: *
Asset-backed and mortgage-backed securities	$146,947	$184,511
U.S. government and agency securities	49,947	88,504
Corporate and municipal debt securities	4,848	16,826

Total short-term investments	$201,742	$289,841

Long-term investments in equity securities: **
Marketable available-for-sale equity securities	$1,408	$566
Non-marketable equity securities	51,954	46,141

Total long-term investments in equity securities	$53,362	$46,707

*	Short-term investments in marketable debt securities are reported at fair value.

**	Included in other assets in the condensed consolidated balance sheets. Long-term investments in marketable equity securities are reported at fair value. For non-marketable equity securities, the Company does not estimate the fair values unless there are identified events or changes in circumstances that may have a significant adverse effect on the investment. If management determines that these non-marketable equity investments are impaired, losses are generally measured by using pricing reflected in current rounds of financing. During the three months ended October 4, 2009, the Company recorded a pre-tax charge of $1.7 million associated with the impairment of certain non-marketable equity securities considered to be other than temporary. The pre-tax loss was recorded in interest income and other, net in the condensed consolidated statements of operations.
Investments in Available-for-Sale Securities

     Contractual maturities of available-for-sale debt securities as of October 4, 2009 were as follows:

Amount
(In thousands)
Due within one year	$23,135
Due in 1-5 years	35,150
Due in 5-10 years	16,776
Due after 10 years	126,681

Total	$201,742

     The maturities of asset-backed and mortgage-backed securities were determined based on contractual principal maturities assuming no prepayments.
     The following table shows the breakdown of the estimated fair value of the Company’s available-for-sale securities at the end of each period:

	October 4, 2009
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gain	Loss	Fair Value
	(In thousands)
Short-term debt securities:
Asset-backed and mortgage-backed securities	$141,906	$6,214	$(1,173)	$146,947
U.S. government and agency securities	47,886	2,061	—	49,947
Corporate and municipal debt securities	4,712	177	(41)	4,848

Total short-term debt securities	$194,504	$8,452	$(1,214)	$201,742

Long-term marketable equity securities	$111	$1,297	$—	$1,408

	December 31, 2008
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gain	Loss	Fair Value
	(In thousands)
Short-term debt securities:
Asset-backed and mortgage-backed securities	$183,385	$1,829	$(703)	$184,511
U.S. government and agency securities	85,426	3,078	—	88,504
Corporate and municipal debt securities	17,183	54	(411)	16,826

Total short-term debt securities	$285,994	$4,961	$(1,114)	$289,841

Long-term marketable equity securities	$155	$413	$(2)	$566
     The following table shows the gross unrealized losses and fair values of the Company’s short-term investments that have been in a continuous unrealized loss position for less than and greater than 12 months, aggregated by investment category as of October 4, 2009:

	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Asset-backed and mortgage-backed securities	$9,054	$(1,142)	$1,394	$(31)
Corporate and municipal debt securities	1,311	(41)	—	—

Total	$10,365	$(1,183)	$1,394	$(31)

     If the fair value of a debt security is less than its amortized cost basis, the Company assesses whether the impairment is other than temporary. If the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the debt securities before the expected recovery of the amortized cost, then the Company recognizes in earnings the amount of the other than temporary impairment representing the credit loss and all other amounts in other comprehensive income (“OCI”). Credit loss represents the present value of cash flows expected to be collected less the amortized cost of the debt security. The Company evaluates both qualitative and quantitative factors such as duration and severity of the unrealized loss, credit ratings, prepayment speeds, default and loss rates of the underlying collateral, structure and credit enhancements to determine if a credit loss may exist.
     During the three and nine months ended September 28, 2008, the Company recognized impairment charges of $1.7 million and $3.8 million, respectively, for certain available-for-sale debt securities after determining that the decline in their fair value was other than temporary. During the three and nine months ended October 4, 2009, there was no other than temporary impairment charge for available-for-sale debt securities for which the Company does not expect to recover the entire amortized cost. There are no other than temporary impairments recognized in OCI.

     Net realized gain or loss on sales of available-for-sale debt and equity securities for the three and nine months ended October 4, 2009 and September 28, 2008 was not significant.
Note 9 — Derivative Instruments
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
Cash Flow Hedges
     The Company enters into forward contracts that are designated as foreign currency cash flow hedges of selected forecasted payments denominated in currencies other than U.S. dollars. These forward contracts generally mature within 12 months. The Company evaluates and calculates the effectiveness of each hedge at least quarterly. Changes in fair value attributable to changes in time value are excluded from the assessment of effectiveness and are recognized in interest income and other, net. The effective portion of the forward contracts’ gain or loss is recorded in OCI and is subsequently reclassified into earnings when the hedged expense is recognized within the same line item on the statements of operations as the impact of the hedged transaction. The ineffective portion of the gain or loss is reported in earnings immediately. As of October 4, 2009, the total notional value of the Company’s outstanding forward contracts, designated as foreign currency cash flow hedges for forecasted Euro, Pound Sterling and Indian Rupee payment transactions, was $23.3 million.
Other Foreign Currency Hedges
     The Company enters into foreign exchange forward contracts that are used to hedge certain foreign currency-denominated assets or liabilities that do not qualify for hedge accounting. These forward contracts generally mature within 3 months. Changes in fair value of these hedges are recorded immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged. As of October 4, 2009, the total notional value of the Company’s outstanding forward contracts, not designated as hedges under hedge accounting to buy Japanese Yen, Euro, Pound Sterling, Canadian Dollar, Singapore Dollar, Korean Won and Indian Rupee, was $182.4 million.
Fair Values of Derivative Instruments
     The fair value and balance sheet classification of foreign exchange forward contract derivatives are as follows:

October 4, 2009
(In thousands)
Prepaid expenses and other current assets:
Derivative assets designated as hedging instruments:
Foreign exchange forward contracts	$1,194
Derivative assets not designated as hedging instruments:
Foreign exchange forward contracts	$290

Other accrued liabilities:
Derivative liabilities designated as hedging instruments:
Foreign exchange forward contracts	$116
Derivative liabilities not designated as hedging instruments:
Foreign exchange forward contracts	$147
Effect of Derivative Instruments on OCI and Statements of Operations

     The following tables summarize the after-tax effect of foreign exchange forward contract derivatives, by (a) cash flow hedges and (b) other foreign currency hedges, on OCI and the statements of operations for the three and nine months ended October 4, 2009:
     (a) Cash Flow Hedges:

	Three Months Ended	Nine Months Ended
	October 4, 2009	October 4, 2009
	(In thousands)
Accumulated gain/(loss) in OCI, beginning of period	$262	$(905)
Net unrealized gain recorded in OCI (effective portion)	178	310
(Gain)/loss reclassified from accumulated OCI to research and development expenses (effective portion)	(61)	327
(Gain)/loss reclassified from accumulated OCI to selling, general and administrative expenses (effective portion)	(235)	412

Accumulated gain in OCI, end of period	$144	$144

     (b) Other Foreign Currency Hedges:

	Three Months Ended	Nine Months Ended
	October 4, 2009	October 4, 2009
	(In thousands)
Gain recognized in interest income and other, net	$10,808	$6,406
Note 10 — Fair Value Measurements
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
     Level 1 — Unadjusted, quoted prices in active, accessible markets for identical assets or liabilities. The Company’s investments in marketable equity securities, money market funds and mutual funds that are traded in active exchange markets, as well as U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets are classified under level 1.
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
     The following table summarizes assets and liabilities measured at fair value on a recurring basis as of October 4, 2009:

	Fair Value Measurements as of October 4, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)
Short-term investments in debt securities and cash equivalents	$627,156	$151,795	—	$778,951
Long-term investments in marketable equity securities	$1,408	—	—	$1,408
Derivative assets, net	—	$1,221	—	$1,221
Rabbi Trust *— invested in money market funds and mutual funds	$9,831	—	—	$9,831

*	Included in other assets in the condensed consolidated balance sheets.
Note 11 — Reconciliation of Basic and Diluted Income/(Loss) per Share

     The following tables set forth a reconciliation of the numerators and denominators used in the computation of basic and diluted per share amounts:

	Three Months Ended
	October 4, 2009			September 28, 2008
			Per-Share			Per-Share
	Income*	Shares+	Amount	Income*	Shares+	Amount
	(In thousands except per share amounts)
Basic:
Net income available to common stockholders	$52,485	651,865	$0.08	$11,371	643,849	$0.02
Stock options, employee stock purchase rights and restricted stock unit awards	—	7,098	—	—	3,569	—
Diluted:
Net income available to common stockholders	$52,485	658,963	$0.08	$11,371	647,418	$0.02

	Nine Months Ended
	October 4, 2009			September 28, 2008
			Per-Share			Per-Share
	Loss*	Shares+	Amount	Loss*	Shares+	Amount
		(In thousands except per share amounts)
Basic:
Net loss available to common stockholders	$(112,545)	650,183	$(0.17)	$(15,904)	648,519	$(0.02)
Stock options, employee stock purchase rights and restricted stock unit awards	—	—	—	—	—	—
Diluted:
Net loss available to common stockholders	$(112,545)	650,183	$(0.17)	$(15,904)	648,519	$(0.02)

*	Numerator

+	Denominator
     Options to purchase 72,912,095 and 81,303,421 weighted average shares were excluded from the computation of diluted shares for the three and nine months ended October 4, 2009, respectively, because of their antidilutive effect on net income or loss per share. Options to purchase 80,902,022 and 87,628,269 weighted average shares were excluded from the computation of diluted shares for the three and nine months ended September 28, 2008, respectively, because of their antidilutive effect on net income or loss per share.
     For the three and nine months ended October 4, 2009, 26,080,460 and 35,648,004, respectively, weighted average potentially dilutive shares associated with convertible notes were excluded from the calculation of diluted shares because of their antidilutive effect on net income or loss per share. For the three and nine months ended September 28, 2008, 49,698,093 and 49,698,418, respectively, weighted average potentially dilutive shares associated with convertible notes were excluded from the calculation of diluted shares because of their antidilutive effect on net income or loss per share.
Note 12 — Segment and Geographic Information
     The Company operates in two reportable segments — the Semiconductor segment and the Storage Systems segment.
Summary of Operations by Segment
     The following is a summary of operations by segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
	(In thousands)
Revenues:
Semiconductor	$371,834	$500,432	$1,040,654	$1,421,244
Storage Systems	206,585	213,876	540,709	645,874

Total	$578,419	$714,308	$1,581,363	$2,067,118

(Loss)/income from operations:
Semiconductor	$(20,084)	$8,892	$(152,411)	$(47,371)
Storage Systems	7,703	13,644	(9,907)	45,718

Total	$(12,381)	$22,536	$(162,318)	$(1,653)

Significant Customers

     The following table provides information about the Company’s significant customers, each of whom accounted for 10% or more of consolidated revenues or 10% or more of either segment’s revenues, for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Semiconductor segment:
Number of significant customers	1	1	1	1
Percentage of segment revenues	24%	26%	24%	27%
Storage Systems segment:
Number of significant customers	2	4	3	2
Percentage of segment revenues	49%, 13%	46%, 12%, 10%, 10%	47%, 12%, 10%	45%, 15%
Consolidated:
Number of significant customers	2	2	2	2
Percentage of consolidated revenues	20%, 16%	18%, 15%	18%, 16%	19%, 15%
Information about Geographic Areas
     Revenues from domestic operations were $150.1 million, representing 26.0% of consolidated revenues, for the three months ended October 4, 2009, as compared to $155.2 million, representing 21.7% of consolidated revenues, for the three months ended September 28, 2008.
     Revenues from domestic operations were $369.9 million, representing 23.4% of consolidated revenues, for the nine months ended October 4, 2009, as compared to $582.8 million, representing 28.2% of consolidated revenues, for the nine months ended September 28, 2008.
Note 13 — Comprehensive Income/(Loss)
     Comprehensive income or loss is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The components of total comprehensive income or loss, net of taxes, for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
	(In thousands)
Net income/(loss)	$52,485	$11,371	$(112,545)	$(15,904)
Net unrealized gain/(loss) on available-for-sale securities	1,482	249	2,697	(2,117)
Net unrealized (loss)/gain on cash-flow hedges	(118)	78	1,049	78
Foreign currency translation adjustments	11,042	(336)	3,720	5,459
Amortization of prior service cost and net actuarial gain included in net periodic benefit credit	(122)	(62)	(145)	(113)

Total comprehensive income/(loss)	$64,769	$11,300	$(105,224)	$(12,597)

Note 14 — Income Taxes
     During the three months ended October 4, 2009 and September 28, 2008, the Company recorded an income tax benefit of $65.2 million and a provision of $10.2 million, respectively. For the three months ended October 4, 2009, the Company recorded a reversal of $75.0 million in liabilities, which includes previously unrecognized tax benefits of $71.3 million and interest and penalties of $3.7 million, as the result of a settlement of a multi-year audit in a foreign jurisdiction and the expiration of a statute of limitations. For the three months ended September 28, 2008, the Company recorded a reversal of a $4.5 million in liabilities because a statute of limitations expired and an increase of $3.5 million in liabilities as a result of a re-measurement of uncertain tax positions taken in prior periods based on new information.
     During the nine months ended October 4, 2009 and September 28, 2008, the Company recorded an income tax benefit of $52.0 million and a provision of $18.2 million, respectively. For the nine months ended October 4, 2009, the Company recorded a reversal of $104.9 million in liabilities, which includes previously unrecognized tax benefits of $87.1 million and interest and penalties of $17.8 million, because of a settlement of a multi-year audit in a foreign jurisdiction and the expiration of various statutes of limitations. Also, during the nine months ended October 4, 2009, the Company recorded an increase of $32.9 million in liabilities, which includes unrecognized tax benefits of $25.0 million and interest and penalties of $7.9 million, as a result of re-measurements of uncertain tax positions taken in prior periods based on new information. During the nine months ended September 28, 2008, the Company recorded a reversal of a $13.3 million in liabilities because various statutes of limitations expired during the period and an increase of $5.6 million in liabilities as a result of re-measurements of uncertain tax positions taken in prior periods based on new information.
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
Note 15 — Related Party Transactions
     A member of the Company’s board of directors is also a member of the board of directors of Seagate Technology. The Company sells semiconductors used in storage product applications to Seagate Technology for prices comparable to those charged to an unrelated third party. Revenues from sales to Seagate Technology were $90.5 million and $252.9 million for the three and nine months ended October 4, 2009, respectively. Revenues from sales to Seagate Technology were $131.6 million and $384.2 million for the three and nine months ended September 28, 2008, respectively. The Company had accounts receivable from Seagate Technology of $57.0 million and $43.5 million as of October 4, 2009 and December 31, 2008, respectively.
     The Company has an equity interest in a joint venture, Silicon Manufacturing Partners Pte Ltd. (“SMP”), with Chartered Semiconductor Manufacturing Ltd. (“Chartered Semiconductor”), a manufacturing foundry for integrated circuits. SMP operates an integrated circuit manufacturing facility in Singapore. The Company owns a 51% equity interest in this joint venture, and Chartered Semiconductor owns the remaining 49% equity interest. The Company’s 51% interest in SMP is accounted for under the equity method because the Company is effectively precluded from unilaterally taking any significant action in the management of SMP due to Chartered Semiconductor’s significant participatory rights under the joint venture agreement. Because of Chartered Semiconductor’s approval rights, the Company cannot make any significant decisions regarding SMP without Chartered Semiconductor’s approval, despite the 51% equity interest. In addition, the General Manager, who is responsible for the day-to-day management of SMP, is appointed by Chartered Semiconductor, and Chartered Semiconductor provides day-to-day operational support to SMP.
     The Company purchased $11.4 million and $33.4 million of inventory from SMP for the three and nine months ended October 4, 2009, respectively. The Company purchased $16.6 million and $53.1 million of inventory from SMP for the three and nine months ended September 28, 2008, respectively. As of October 4, 2009 and December 31, 2008, the amounts of inventory on hand that were purchased from SMP were $3.9 million and $14.1 million, respectively, and the amounts payable to SMP were $5.2 million and $2.7 million, respectively.
Note 16 — Commitments, Contingencies and Legal Matters
Purchase Commitments
     The Company maintains purchase commitments with certain suppliers primarily for raw materials and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary for different suppliers. As of October 4, 2009, the total purchase commitments were $576.8 million, which are due through 2012.
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
     The following table sets forth a summary of changes in product warranties during the nine months ended October 4, 2009:

Nine Months Ended
October 4, 2009
(In thousands)
Balance as of December 31, 2008	$12,238
Accruals for warranties issued during the period	12,028
Accruals related to pre-existing warranties (including changes in estimates)	569
Settlements made during the period (in cash or in kind)	(10,737)

Balance as of October 4, 2009	$14,098

     Standby Letters of Credit:
     As of October 4, 2009 and December 31, 2008, the Company had outstanding obligations relating to standby letters of credit of $4.6 million and $19.2 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, claims from litigation and certain self-insured risks. If the guarantees are called, the Company must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amount and they generally have one-year terms.
Uncertain Tax Positions
     As of October 4, 2009, the amount of the unrecognized tax benefits was $171.8 million, of which the Company expects to pay $5.6 million within one year. Accordingly, this amount has been recorded in other current liabilities. For the remaining balance, the Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. For the nine months ended October 4, 2009, the Company recorded a reversal of $104.9 million in liabilities, which includes previously unrecognized tax benefits of $87.1 million and interest and penalties of $17.8 million, because of a settlement of a multi-year audit in a foreign jurisdiction and the expiration of various statutes of limitations. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of various statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, the Company estimates that in addition to the $5.6 million discussed above, unrecognized tax benefits, plus accrued interest and penalties, could decrease by an amount in the range of $0 to $94.9 million.
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
     In April 2008, LSI filed an action with the International Trade Commission seeking from the United States the exclusion of products produced by 23 companies. Qimonda AG, one of these companies, filed a lawsuit against LSI in the United States District Court for the Eastern District of Virginia (Richmond Division) on November 12, 2008, alleging that LSI’s products infringe seven of Qimonda’s patents. Qimonda is seeking monetary damages, treble damages and costs, expenses and attorneys’ fees due to alleged willfulness, interest, and temporary and permanent injunctive relief for all the patents in the suit. On November 20, 2008, Qimonda filed an ITC action against LSI and Seagate alleging that multiple LSI products infringe the same seven patents, and seeking an injunction against sales of infringing products. Subsequently, Qimonda dropped from the ITC proceeding its claims relating to three of the patents. A hearing on Qimonda’s ITC claims was held before an administrative law judge in June 2009. On October 14, 2009, the judge issued an initial determination, in which he found that a domestic industry did not exist in the U.S. for any of the four patents asserted by Qimonda. The judge also found that three of the four patents were not infringed and that the one patent found to be infringed was invalid. The ITC is expected to make a final determination in this matter in mid-February 2010. If the ITC accepts the administrative law judge’s findings, an injunction would not be available to Qimonda. Qimonda has stated that insolvency proceedings for it opened on April 1, 2009.
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
     The Company believes the amounts provided in its financial statements, which are not material, are adequate in light of the probable and estimable liabilities. However, because such matters are subject to many uncertainties, the ultimate outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in the Company’s financial statements or will not have a material adverse effect on its results of operations, financial position or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Management’s discussion and analysis should be read in conjunction with the other sections of this Form 10-Q, including Part 1, “Item 1. Financial Statements.”
     Where more than one significant factor contributed to changes in results from year to year, we have quantified these factors throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where practicable and material to understanding the discussion.
OVERVIEW
     We design, develop and market complex, high-performance semiconductors and storage systems. We provide silicon-to-system solutions that are used at the core of products that create, store, consume and transport digital information. We offer a broad portfolio of capabilities including custom and standard product integrated circuits used in hard disk drives, high-speed communication systems, computer servers, storage systems and personal computers. We also offer external storage systems, server RAID adapters and software applications for attaching storage devices to computer servers and for storage area networks.
     We operate in two segments — the Semiconductor segment and the Storage Systems segment. For the Semiconductor segment, we sell our integrated circuits for storage applications principally to makers of hard disk drives and computer servers. We sell our integrated circuits for networking applications principally to makers of devices used in computer and communications networks and, to a lesser extent, to makers of personal computers. For the Storage Systems segment, we sell our storage systems, server RAID adapters and software applications for attaching storage devices to computer servers and for storage area networks principally to original equipment manufacturers, or OEMs, who resell those products to end customers under their own brand name, and to our channel partners and value-added resellers. We also generate revenue by licensing other entities to use our intellectual property. We recognize this revenue primarily in the Semiconductor segment.
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
     The U.S. and global economies have experienced a significant downturn driven by a financial and credit crisis that could continue to challenge those economies for some period of time. In the first nine months of 2009, our revenues declined significantly as compared to our revenues in the first nine months of 2008 due to the effects of the global economic downturn. In early 2009, we took a number of actions to reduce our expenses, including a corporate-level restructuring designed to increase synergies across our Semiconductor segment, reductions in our global workforce, temporary and permanent reductions in employee compensation-related expenses and reductions in discretionary spending. While we have reduced a number of expenses in response to the economic downturn, we have also tried to limit the impact of the reductions on our research and development efforts in order to attempt to maintain a continuing flow of new products.
     Although we saw increases in demand in some parts of our business toward the end of the third quarter of 2009, we anticipate that our quarterly revenues will not return to pre-downturn levels in the near future. Accordingly, we continue to monitor demand and may seek to adjust our cost structure further. However, if market conditions continue to stabilize or improve, we may restore some or all of the temporary reductions discussed above. If we do so, our operating expenses could increase.
     Our revenues for the three months ended October 4, 2009 were $578.4 million, a decrease of $135.9 million as compared to $714.3 million for the three months ended September 28, 2008. Our revenues for the nine months ended October 4, 2009 were $1,581.4 million, a decrease of $485.7 million compared to $2,067.1 million for the nine months ended September 28, 2008. These decreases resulted primarily from the global economic downturn and the resulting lower end-market demand for semiconductors used in storage and networking product applications and lower demand for our mid-range storage systems.
     We reported net income of $52.5 million, or $0.08 per diluted share, for the three months ended October 4, 2009 as compared to net income of $11.4 million, or $0.02 per diluted share, for the three months ended September 28, 2008. During the three months ended October 4, 2009, we recorded a $65.2 million net income tax benefit, or $0.10 per diluted share, which primarily related to a settlement of a multi-year foreign tax audit. We reported a net loss of $112.5 million, or $0.17 per diluted share, for the nine months ended October 4, 2009 as compared to a net loss of $15.9 million, or $0.02 per diluted share, for the nine months ended September 28, 2008.

     Cash, cash equivalents and short-term investments were $907.1 million as of October 4, 2009, as compared to $1,119.1 million as of December 31, 2008. During the nine months ended October 4, 2009, we used $244.0 million for the redemption of all of the outstanding 6.5% Convertible Subordinated Notes due in December 2009. For the three and nine months ended October 4, 2009, we generated $68.7 million and $127.7 million in cash, respectively, from operating activities, as compared to $56.4 million and $179.9 million, respectively, for the three and nine months ended September 28, 2008.
RESULTS OF OPERATIONS
Revenues
     The following table summarizes our revenues by segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
		(In millions)
Semiconductor segment	$371.8	$500.4	$1,040.7	$1,421.2
Storage Systems segment	206.6	213.9	540.7	645.9

Consolidated	$578.4	$714.3	$1,581.4	$2,067.1

     Three months ended October 4, 2009 compared to the three months ended September 28, 2008:
     Semiconductor Segment:
     Revenues for the Semiconductor segment decreased $128.6 million or 25.7% for the three months ended October 4, 2009 as compared to the three months ended September 28, 2008. The decrease was primarily attributable to decreased demand for semiconductors used in storage and networking product applications as a result of the global economic downturn, decreased revenues in our older networking product applications, and decreased revenues from the licensing of intellectual property. The decrease was partially offset by increased revenues in our newer networking product applications.
     Storage Systems Segment:
     Revenues for the Storage Systems segment decreased $7.3 million or 3.4% for the three months ended October 4, 2009 as compared to the three months ended September 28, 2008. The decrease was primarily attributable to a decrease in revenues for our mid-range storage systems and related premium software features as a result of the current global economic downturn. The decrease was partially offset by increased revenues for our entry level storage systems and increased revenues for our server RAID adapters.
     Nine months ended October 4, 2009 compared to the nine months ended September 28, 2008:
     Semiconductor Segment:
     Revenues for the Semiconductor segment decreased $380.5 million or 26.8% for the nine months ended October 4, 2009 as compared to the nine months ended September 28, 2008. The decrease was primarily attributable to decreased demand for semiconductors used in storage and networking product applications as a result of the global economic downturn and decreased revenues in our older networking product applications. The decrease was partially offset by increased revenues in our newer networking product applications.
     Storage Systems Segment:
     Revenues for the Storage Systems segment decreased $105.2 million or 16.3% for the nine months ended October 4, 2009 as compared to the nine months ended September 28, 2008. The decrease was primarily attributable to a decrease in revenues for our mid-range storage systems and related premium software features as a result of the current global economic downturn. The decrease was partially offset by increased revenues for our entry level storage systems and increased revenues for our server RAID adapters.
     See Note 12 to our condensed consolidated financial statements in Item 1 for information about our significant customers.

Revenues by Geography
     The following table summarizes our revenues by geography for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
		(In millions)
North America *	$150.1	$155.2	$369.9	$582.8
Asia **	286.4	390.9	811.7	1,086.0
Europe and the Middle East	141.9	168.2	399.8	398.3

Total	$578.4	$714.3	$1,581.4	$2,067.1

*	Primarily the United States.

**	Including Japan.
     Three months ended October 4, 2009 compared to the three months ended September 28, 2008:
     Revenues in North America, Asia and Europe and the Middle East decreased 3.3%, 26.7% and 15.6%, respectively, for the three months ended October 4, 2009 as compared to the three months ended September 28, 2008. The decrease in North America was primarily attributable to decreased revenues from the licensing of intellectual property. The decrease in Asia was primarily attributable to decreased demand for semiconductors used in storage and networking product applications. The decrease in Europe and the Middle East was primarily attributable to decreased demand for our mid-to-high level storage systems and decreased demand for semiconductors used in networking product applications.
     Nine months ended October 4, 2009 compared to the nine months ended September 28, 2008:
     Revenues in North America and Asia decreased 36.5% and 25.3%, respectively, for the nine months ended October 4, 2009 as compared to the nine months ended September 28, 2008. The decrease in North America was primarily attributable to a significant customer shifting order placements from our U.S. subsidiary to a subsidiary in Europe beginning in the third quarter of 2008 and to a lesser extent, decreased demand for our mid-range storage systems and semiconductors used in storage and networking product applications. The decrease in Asia was primarily attributable to decreased revenues from semiconductors used in storage and networking product applications. Revenues in Europe and the Middle East increased 0.4% for the nine months ended October 4, 2009 as compared to the nine months ended September 28, 2008. The increase was primarily attributable to a significant customer shifting order placements from our U.S. subsidiary to a subsidiary in Europe during the third quarter of 2008, offset by decreased demand for semiconductors used in storage and networking product applications.
Gross Profit Margin
     The following table summarizes our gross profit margins by segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
		(In millions)
Semiconductor segment	$152.5	$216.4	$399.2	$597.3
Percentage of segment revenues	41.0%	43.2%	38.4%	42.0%
Storage Systems segment	$73.1	$81.0	$177.4	$244.6
Percentage of segment revenues	35.4%	37.9%	32.8%	37.9%

Consolidated	$225.6	$297.4	$576.6	$841.9

Percentage of total revenues	39.0%	41.6%	36.5%	40.7%
     Three months ended October 4, 2009 compared to the three months ended September 28, 2008:
     The consolidated gross profit margin as a percentage of total revenues decreased to 39.0% for the three months ended October 4, 2009 from 41.6% for the three months ended September 28, 2008.
     Semiconductor Segment:
     The gross profit margin as a percentage of segment revenues for the Semiconductor segment decreased to 41.0% for the three months ended October 4, 2009 from 43.2% for the three months ended September 28, 2008. The decrease was primarily attributable to lower overall absorption of fixed costs as a result of the decline in segment revenues and a shift in product mix. The decrease was partially offset by a decrease in amortization of identified intangible assets as a percentage of revenue.
     Storage Systems Segment:
     The gross profit margin as a percentage of segment revenues for the Storage Systems segment decreased to 35.4% for the three months ended October 4, 2009 from 37.9% for the three months ended September 28, 2008. The decrease was primarily driven by a shift in product mix as a greater percentage of our revenues consisted of entry-level storage systems, which have lower margins, along with a charge of $2.5 million primarily to fair value inventory acquired as part of the 3ware acquisition. The decrease was offset in part by lower charges for inventory provisions as a result of continued improvement in supply chain management.
     Nine months ended October 4, 2009 compared to the nine months ended September 28, 2008:
     The consolidated gross profit margin as a percentage of total revenues decreased to 36.5% for the nine months ended October 4, 2009 from 40.7% for the nine months ended September 28, 2008.
     Semiconductor Segment:
     The gross profit margin as a percentage of segment revenues for the Semiconductor segment decreased to 38.4% for the nine months ended October 4, 2009 from 42.0% for the nine months ended September 28, 2008. The decrease was primarily attributable to a shift in product mix, lower overall absorption of fixed costs as a result of the decline in revenues and an increase in amortization of identified intangible assets as a percentage of revenues. The decrease was offset in part by decreased manufacturing related spending as a result of our cost reduction measures.
     Storage Systems Segment:
     The gross profit margin as a percentage of segment revenues for the Storage Systems segment decreased to 32.8% for the nine months ended October 4, 2009 from 37.9% for the nine months ended September 28, 2008. The decrease was primarily driven by a shift in product mix as a greater percentage of our revenues consisted of entry-level storage systems, which have lower margins, a lower absorption of fixed costs as a result of the decrease in revenues and a charge of $4.4 million to fair value inventory acquired in the 3ware acquisition.
Research and Development
     The following table summarizes our research and development, or R&D, expenses by segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
		(In millions)
Semiconductor segment	$117.1	$135.1	$356.4	$405.7
Percentage of segment revenues	31.5%	27.0%	34.2%	28.5%
Storage Systems segment	$33.9	$34.5	$98.9	$103.7
Percentage of segment revenues	16.4%	16.1%	18.3%	16.1%

Consolidated	$151.0	$169.6	$455.3	$509.4

Percentage of total revenues	26.1%	23.7%	28.8%	24.6%
     Three months ended October 4, 2009 compared to the three months ended September 28, 2008:
     Consolidated R&D expenses decreased $18.6 million or 11.0% for the three months ended October 4, 2009 as compared to the three months ended September 28, 2008.
     Semiconductor Segment:
     R&D expenses for the Semiconductor segment decreased $18.0 million or 13.3% for the three months ended October 4, 2009 as compared to the three months ended September 28, 2008. The decrease was primarily attributable to lower compensation-related expenses as a result of reduced headcount from the restructuring actions taken since January 2009, other compensation-related cost reduction measures and lower spending on third party contracts and materials associated with existing R&D projects. R&D expenses for the Semiconductor segment increased as a percentage of segment revenues from 27.0% for the three months ended September 28, 2008 to 31.5% for the three months ended October 4, 2009, primarily as a result of the decrease in revenues.

     Storage Systems Segment:
     R&D expenses for the Storage Systems segment decreased $0.6 million or 1.7% for the three months ended October 4, 2009 as compared to the three months ended September 28, 2008. The decrease was primarily attributable to lower compensation-related expenses as a result of reduced headcount from the restructuring actions taken since January 2009 and other compensation-related cost reduction measures. The decrease was offset in part by additional expenditures associated with the 3ware and ONStor acquisitions and higher material spending for new product development projects. R&D expenses for the Storage Systems segment increased as a percentage of segment revenues from 16.1% for the three months ended September 28, 2008 to 16.4% for the three months ended October 4, 2009, primarily as a result of the decrease in revenues.
     Nine months ended October 4, 2009 compared to the nine months ended September 28, 2008:
     Consolidated R&D expenses decreased $54.1 million or 10.6% for the nine months ended October 4, 2009 as compared to the nine months ended September 28, 2008.
     Semiconductor Segment:
     R&D expenses for the Semiconductor segment decreased $49.3 million or 12.2% for the nine months ended October 4, 2009 as compared to the nine months ended September 28, 2008. The decrease was primarily attributable to lower compensation-related expenses as a result of reduced headcount from the restructuring actions taken since January 2009, other compensation-related cost reduction measures, reductions in discretionary spending and lower spending on third party contracts and materials associated with existing R&D projects. R&D expenses for the Semiconductor segment increased as a percentage of segment revenues from 28.5% for the nine months ended September 28, 2008 to 34.2% for the nine months ended October 4, 2009, primarily as a result of the decrease in revenues.
     Storage Systems Segment:
     R&D expenses for the Storage Systems segment decreased $4.8 million or 4.6% for the nine months ended October 4, 2009 as compared to the nine months ended September 28, 2008. The decrease was primarily attributable to lower compensation-related expenses as a result of reduced headcount from the restructuring actions taken since January 2009, other compensation-related cost reduction measures, reductions in discretionary spending and lower depreciation expense as existing assets for product development have become fully depreciated and fewer new assets were purchased. The decrease was offset in part by additional compensation-related expenditures associated with the 3ware and ONStor acquisitions. R&D expenses for the Storage Systems segment increased as a percentage of segment revenues from 16.1% for the nine months ended September 28, 2008 to 18.3% for the nine months ended October 4, 2009, primarily as a result of the decrease in revenues.
Selling, General and Administrative
     The following table summarizes our selling, general and administrative, or SG&A, expenses by segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
		(In millions)
Semiconductor segment	$52.4	$70.8	$162.5	$212.4
Percentage of segment revenues	14.1%	14.1%	15.6%	14.9%
Storage Systems segment	$29.8	$32.9	$85.2	$94.9
Percentage of segment revenues	14.4%	15.4%	15.8%	14.7%

Consolidated	$82.2	$103.7	$247.7	$307.3

Percentage of total revenues	14.2%	14.5%	15.7%	14.9%
     Three months ended October 4, 2009 compared to the three months ended September 28, 2008:
     Consolidated SG&A expenses decreased $21.5 million or 20.7% for the three months ended October 4, 2009 as compared to the three months ended September 28, 2008.

     Semiconductor Segment:
     SG&A expenses for the Semiconductor segment decreased $18.4 million or 26.0% for the three months ended October 4, 2009 as compared to the three months ended September 28, 2008. The decrease was primarily attributable to lower compensation-related expenses as a result of reduced headcount from the restructuring actions taken since January 2009, other compensation-related cost reduction measures, a decrease in amortization of identified intangible assets, and lower sales and general expenses attributable to continued cost containment activities.
     Storage Systems Segment:
     SG&A expenses for the Storage Systems segment decreased $3.1 million or 9.4% for the three months ended October 4, 2009 as compared to the three months ended September 28, 2008. The decrease was primarily attributable to lower compensation-related expenses and other discretionary expenses as a result of continued cost containment activities, along with lower bad debt expense due to the decrease in revenues. SG&A expenses for the Storage Systems segment decreased as a percentage of segment revenues from 15.4% for the three months ended September 28, 2008 to 14.4% for the three months ended October 4, 2009, primarily as a result of the decrease in expenses.
     Nine months ended October 4, 2009 compared to the nine months ended September 28, 2008:
     Consolidated SG&A expenses decreased $59.6 million or 19.4% for the nine months ended October 4, 2009 as compared to the nine months ended September 28, 2008.
     Semiconductor Segment:
     SG&A expenses for the Semiconductor segment decreased $49.9 million or 23.5% for the nine months ended October 4, 2009 as compared to the nine months ended September 28, 2008. The decrease was primarily attributable to lower compensation-related expenses as a result of reduced headcount from the restructuring actions taken since January 2009, other compensation-related cost reduction measures, a decrease in amortization of identified intangible assets, and lower sales and general expenses attributable to continued cost containment activities. SG&A expenses for the Semiconductor segment increased as a percentage of segment revenues from 14.9% for the nine months ended September 28, 2008 to 15.6% for the nine months ended October 4, 2009, primarily as a result of the decrease in revenues.
     Storage Systems Segment:
     SG&A expenses for the Storage Systems segment decreased $9.7 million or 10.2% for the nine months ended October 4, 2009 as compared to the nine months ended September 28, 2008. The decrease was primarily attributable to lower compensation-related expenses and other discretionary expenses as a result of continued cost containment activities, along with lower bad debt expense due to the decrease in revenues. SG&A expenses for the Storage Systems segment increased as a percentage of segment revenues from 14.7% for the nine months ended September 28, 2008 to 15.8% for the nine months ended October 4, 2009, primarily as a result of the decrease in revenues.
Restructuring of Operations and Other Items, net
     We recorded charges of $4.7 million in restructuring of operations and other items, net, for the three months ended October 4, 2009, consisting of $3.2 million in charges for restructuring of operations and $1.5 million in charges for other items. Of the total charges, $3.0 million and $1.7 million were recorded in the Semiconductor segment and the Storage Systems segment, respectively. We recorded charges of $36.0 million in restructuring of operations and other items, net, for the nine months ended October 4, 2009, consisting of $28.2 million in charges for restructuring of operations and $7.8 million in charges for other items. Of the total charges, $32.8 million and $3.2 million were recorded in the Semiconductor segment and the Storage Systems segment, respectively.
     We recorded charges of $1.6 million in restructuring of operations and other items, net, for the three months ended September 28, 2008, which were recorded in the Semiconductor segment. We recorded charges of $26.9 million in restructuring of operations and other items, net, for the nine months ended September 28, 2008, consisting of $15.0 million in charges for restructuring of operations and $11.9 million in net charges for other items. The majority of the $26.9 million in charges for the nine months ended September 28, 2008 were recorded in the Semiconductor segment.

     See Note 3 to our condensed consolidated financial statements in Item 1 for more information about the restructuring charges recorded during 2009.
Interest/ (Expense) or Income and Other, net
     The following table summarizes our interest expense and components of interest income and other, net, for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
		(In millions)
Interest expense	$(3.9)	$(9.0)	$(18.0)	$(26.9)
Interest income	4.6	10.4	16.8	35.3
Other expense, net	(1.1)	(2.4)	(1.1)	(4.4)

Total	$(0.4)	$(1.0)	$(2.3)	$4.0

     Interest Expense:
     Interest expense decreased $5.1 million and $8.9 million for the three and nine months ended October 4, 2009, respectively, as compared to the three and nine months ended September 28, 2008 as a result of the repurchase of $118.6 million of 6.5% Convertible Subordinated Notes in the fourth quarter of 2008 and the redemption of the remaining $243.0 million of 6.5% Convertible Subordinated Notes on June 15, 2009.
     Interest Income and Other, net:
     Interest income decreased $5.8 million and $18.5 million for the three and nine months ended October 4, 2009, respectively, as compared to the three and nine months ended September 28, 2008 primarily as a result of lower interest rates and lower cash balances during 2009 compared to 2008.
     Other expense, net, decreased $1.3 million during the three months ended October 4, 2009 as compared to the three months ended September 28, 2008, primarily as a result of lower charges for points on foreign currency forward contracts. Other expense, net, decreased $3.3 million for the nine months ended October 4, 2009 as compared to the nine months ended September 28, 2008, primarily as a result of $3.1 million less in impairment charges for debt and equity securities.
Provision for Income Taxes
     During the three months ended October 4, 2009 and September 28, 2008, we recorded an income tax benefit of $65.2 million and a provision of $10.2 million, respectively. For the three months ended October 4, 2009, we recorded a reversal of $75.0 million in liabilities, which includes previously unrecognized tax benefits of $71.3 million and interest and penalties of $3.7 million, because of a settlement of a multi-year audit in a foreign jurisdiction and the expiration of a statute of limitations. During the three months ended September 28, 2008, we recorded a reversal of a $4.5 million in liabilities because a statute of limitations expired during the period and an increase of $3.5 million in liabilities as a result of a re-measurement of uncertain tax positions taken in prior periods based on new information.
     During the nine months ended October 4, 2009 and September 28, 2008, we recorded an income tax benefit of $52.0 million and a provision of $18.2 million, respectively. For the nine months ended October 4, 2009, we recorded a reversal of $104.9 million in liabilities, which includes previously unrecognized tax benefits of $87.1 million and interest and penalties of $17.8 million, because of a settlement of a multi-year audit in a foreign jurisdiction and the expiration of various statutes of limitations. Also, for the nine months ended October 4, 2009, we recorded an increase of $32.9 million in liabilities, which includes unrecognized tax benefits of $25.0 million and interest and penalties of $7.9 million, as a result of re-measurements of uncertain tax positions taken in prior periods based on new information. During the nine months ended September 28, 2008, we recorded a reversal of a $13.3 million in liabilities because various statutes of limitations expired during the period and an increase of $5.6 million in liabilities as a result of re-measurements of uncertain tax positions taken in prior periods based on new information.
     We have excluded the income or loss from certain jurisdictions from the overall estimation of the annual rate due to the anticipated annual pretax losses in those jurisdictions for which tax benefits are not realizable or cannot be recognized in the current year. Excluding certain foreign jurisdictions, management believes that it is more likely than not that the future benefit of deferred tax assets will not be realized.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
     Cash, cash equivalents and short-term investments decreased to $907.1 million at October 4, 2009 from $1,119.1 million at December 31, 2008. The decrease was mainly due to cash outflows for financing and investing activities, offset in part by cash provided by operating activities as described below.
Working Capital
     Working capital decreased by $326.4 million to $675.5 million at October 4, 2009 from $1,001.9 million at December 31, 2008. The decrease was primarily attributable to:
•	Cash, cash equivalents and short-term investments decreased by $212.0 million;

•	Current portion of long-term debt increased by $104.9 million as a result of the reclassification of $350.0 million of 4% Convertible Subordinated Notes that are due in May 2010 from long-term debt to current portion of long-term debt, offset in part by the redemption of $243.0 million principal amount of 6.5% Convertible Subordinated Notes during the nine months ended October 4, 2009;

•	Inventories decreased by $65.0 million primarily as a result of reduced inventory purchases to reflect the expected reduction in revenues from the recent economic slowdown; and

•	Prepaid expenses and other current assets decreased by $15.6 million primarily due to decreases in prepaid taxes and in prepaid software maintenance.
     These decreases in working capital were offset in part by:
•	Other accrued liabilities decreased by $39.0 million attributed to a reversal in tax liabilities because of a settlement of a multi-year foreign tax audit in a foreign jurisdiction, utilization of restructuring reserves, a decrease in liabilities with third party manufacturers and other miscellaneous liabilities, offset in part by an increase in other accrued liabilities resulting from a reclassification of certain accrued expenses from accounts payable;

•	Accrued salaries, wages and benefits decreased by $21.5 million primarily as a result of the absence of performance-based compensation accruals;

•	Accounts payable decreased by $7.4 million primarily as a result of the timing of invoice receipts and payments and a reclassification of certain expenses from accounts payable to other accrued liabilities; and

•	Accounts receivable increased by $3.2 million primarily as a result of longer days sales outstanding in the third quarter of 2009 as compared to the fourth quarter of 2008.
Cash Provided by Operating Activities
     Net cash provided by operating activities was $127.7 million for the nine months ended October 4, 2009 compared to $179.9 million for the nine months ended September 28, 2008. Cash provided by operating activities for the nine months ended October 4, 2009 was the result of:
•	A net loss adjusted for non-cash transactions, primarily depreciation and amortization and stock-based compensation expense. The non-cash items and other non-operating adjustments are quantified in the condensed consolidated statements of cash flows included in Item 1; offset in part by

•	A net decrease in assets and liabilities, including changes in working capital components, from December 31, 2008 to October 4, 2009, as discussed above.

Cash Used in Investing Activities
     Cash used in investing activities for the nine months ended October 4, 2009 was $21.2 million compared to $222.6 million for the nine months ended September 28, 2008. The primary investing activities for the nine months ended October 4, 2009 were:
•	Proceeds from maturities and sales of available-for-sale debt securities and equity securities, net of purchases;

•	Purchases of property, equipment and software, net of sales;

•	Acquisition of business and companies, net of cash acquired;

•	A decrease in non-current assets and deposits; and

•	Proceeds from maturity of notes receivable associated with sale of our assembly and test operations in Thailand.
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
Cash Used in Financing Activities
     Cash used in financing activities for the nine months ended October 4, 2009 was $234.0 million compared to $192.9 million for the nine months ended September 28, 2008. The primary financing activities during the nine months ended October 4, 2009 were the use of $244.0 million to redeem convertible subordinated notes, offset in part by the proceeds from the issuances of common stock under our employee stock plans.
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
CONTRACTUAL OBLIGATIONS
     The following table summarizes our contractual obligations as of October 4, 2009:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Other		Total
	(In millions)
Convertible subordinated notes	$350.0	$—	$—	$—	$—		$350.0
Estimated interest payments on convertible subordinated notes	14.0	—	—	—	—		14.0
Operating lease obligations	76.2	55.4	14.4	1.7	—		147.7
Purchase commitments	417.9	158.9	—	—	—		576.8
Unrecognized tax positions plus interest and penalties	5.6	—	—	—	145.3	**	150.9
Pension contributions	3.4	*	*	*	*		3.4

Total	$867.1	$214.3	$14.4	$1.7	$145.3		$1,242.8

*	We have pension plans covering substantially all former Agere Systems U.S. employees, excluding management employees hired after June 30, 2003. We also have pension plans covering certain international employees. Although additional future contributions will be required, the amount and timing of these contributions will be impacted by actuarial assumptions, the actual rate of return on plan assets, the level of market interest rates, and the amount of voluntary contributions to the plans. The amount shown in the table represents our planned contributions to our pension plans for the remainder of 2009. Because any contributions for 2010 and later will depend on the value of the plan assets in the future and thus are uncertain, we have not included any amounts for 2010 and beyond in the above table. At present, we estimate that our 2010 contributions will be in a range of $30 to $40 million. If current macroeconomic conditions continue, the additional contributions in future years would likely be higher than those in 2009 and those estimated for 2010. Effective April 6, 2009, we froze the U.S. management pension plan, which covers active participants who joined us from Agere.

**	Represents the non-current tax payable obligation less prepaid tax payments. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.

Convertible Subordinated Notes
     As of October 4, 2009, we had outstanding $350.0 million of 4% Convertible Subordinated Notes due on May 15, 2010. Interest on these notes is payable semiannually on May 15 and November 15 of each year. These notes are subordinated to all existing and future senior debt and are convertible at the holder’s option into shares of our common stock at a conversion price of approximately $13.42 per share at any time prior to maturity. We cannot elect to redeem these notes prior to maturity. Each holder of these notes has the right to cause us to repurchase all of such holder’s convertible notes at a price equal to 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change, which includes a transaction or an event such as an exchange offer, liquidation, tender offer, consolidation, certain mergers or combinations.
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
Purchase Commitments
     We maintain purchase commitments with certain suppliers primarily for raw materials and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary for different suppliers.
Uncertain Tax Positions
     As of October 4, 2009, the amount of the unrecognized tax benefits was $171.8 million, of which we expect to pay $5.6 million within one year. Accordingly, this amount has been recorded in other current liabilities. For the remaining balance, we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. For the nine months ended October 4, 2009, we recorded a reversal of $104.9 million in liabilities, which includes previously unrecognized tax benefits of $87.1 million and interest and penalties of $17.8 million, because of a settlement of a multi-year audit in a foreign jurisdiction and the expiration of various statutes of limitations. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of various statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, we estimate that in addition to the $5.6 million discussed above, unrecognized tax benefits, plus accrued interest and penalties, could decrease by an amount in the range of $0 to $94.9 million.
Standby Letters of Credit
     As of October 4, 2009 and December 31, 2008, we had outstanding obligations relating to standby letters of credit of $4.6 million and $19.2 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, claims from litigations and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amount and they generally have one-year terms.
CRITICAL ACCOUNTING POLICIES
     There have been no significant changes in the critical accounting estimates and significant accounting policies during the nine months ended October 4, 2009 as compared to the discussion in Part II, Item 7 and in Note 1 to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS
     The information contained in Note 1 to our condensed consolidated financial statements in Item 1 under the heading “Recent Accounting Pronouncements” is incorporated by reference into this Item 2.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
     The following information is in addition to the information contained in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008 and is included as a result of significant currency fluctuations:
Foreign Currency Exchange Risk
     We have foreign subsidiaries that operate and sell our products in various global markets. As a result, our cash flows and earnings are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through operational strategies and financial market instruments. We use various hedge instruments, primarily forward contracts with maturities of twelve months or less and currency option contracts, to manage our exposure associated with net asset and liability positions and cash flows denominated in non-functional currencies. We did not enter into derivative financial instruments for trading purposes during 2009 and 2008.
     Based on our overall currency rate exposures at October 4, 2009, including derivative financial instruments and non-functional currency-denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar would not have a significant effect on our financial position, results of operations and cash flows over the next twelve months. In 2008, a near-term 10% appreciation or depreciation of the U.S. dollar would also not have had a significant effect.

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
     Changes in Internal Control: During the third quarter of 2009, we did not make any change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
     This information is included under the caption “Legal Matters” in Note 16 to our condensed consolidated financial statements in Item 1 of Part I.

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
     We have defined benefit pension plans under which we are obligated to make future payments to participants. We have set aside funds to meet our anticipated obligations under these plans. These funds are invested in equity and fixed income securities. Since mid-2008, market prices of these types of securities have declined significantly. At December 31, 2008, our projected benefit obligations under our pension plans exceeded the value of the assets of those plans by approximately $450 million. U.S. law provides that we must make contributions to the pension plans during the reminder of 2009 of at least $3.4 million. We may be required to make additional contributions to the plans in later years if the value of the plan assets does not increase, or continues to decrease, and these amounts could be significantly larger than the required contributions in 2009. We may also choose to make additional, voluntary contributions to the plans.
     As of October 4, 2009, we had contractual purchase commitments with suppliers, primarily for raw materials and manufacturing services and for some non-production items, of approximately $576.8 million through 2012. If our actual revenues in the future are lower than our current expectations, we may not meet all of our buying commitments. As a result, it is possible that we will have to make penalty-type payments under these contracts, even though we are not obtaining any products that we can sell.
     During the year ended December 31, 2008, we recognized goodwill and identified intangible asset impairment charges of $541.6 million. At October 4, 2009, we had $970.7 million of goodwill and identified intangible assets. If economic conditions worsen and our revenues decline below our recent forecasts, we may recognize additional impairment of our assets.
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

LSI CORPORATION (Registrant)
Date: November 10, 2009	By	/s/ Bryon Look
Bryon Look
Executive Vice President, Chief Financial Officer and Chief Administrative Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350