Form 10-K
period 2009-12-31
LSI CORP
filed 2010-02-26
CIK 703360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of July 5, 2009 was approximately $3.1 billion, based on the reported last sale price on the New York Stock Exchange of such equity on the last business day of the fiscal quarter ending on such date.

As of February 22, 2010, 656,539,243 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report is incorporated by reference from the registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2010 annual meeting of stockholders.

LSI Corporation
Form 10-K
For the Year Ended December 31, 2009

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe” and similar words are intended to identify forward-looking statements. Although we believe our expectations are based on reasonable assumptions, our actual results could differ materially from those projected in the forward-looking statements. We have described in Part I, Item 1A-“Risk Factors” a number of factors that could cause our actual results to differ materially from our projections or estimates. Except where otherwise indicated, the statements made in this report are made as of the date we filed this report with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. We expressly disclaim any obligation to update the information in this report, except as may otherwise be required by law.

PART I

Item 1.	Business

General

We design, develop and market complex, high-performance storage and networking semiconductors and storage systems. We provide silicon-to-system solutions that are used at the core of products that create, store, consume and transport digital information. We offer a broad portfolio of capabilities including custom and standard product integrated circuits used in hard disk drives, solid state drives, high-speed communications systems, computer servers, storage systems and personal computers. We also offer external storage systems, storage systems software, redundant array of independent disks, or RAID, adapters for computer servers, and RAID software applications.

Integrated circuits, also called semiconductors or chips, are made using semiconductor wafers imprinted with a network of electronic components. They are designed to perform various functions such as processing electronic signals, controlling electronic system functions and processing and storing data.

Since the beginning of 2007, we have changed the focus of our business to providing integrated circuits for storage and networking applications and providing storage systems and related boards and software. Some of the significant steps we have taken include:

•	merging with Agere Systems to strengthen our position in storage and networking semiconductors;

•	selling our consumer and mobile handset chipset businesses, where we felt the company did not have the scale to be a strong competitor;

•	engaging in several strategic acquisitions, such as the acquisition in 2007 of Tarari, Inc., a provider of content processors, the acquisition in 2008 of the assets of Infineon’s hard disk drive semiconductor business, and the acquisition in 2009 of the 3ware® RAID server adapter assets and of ONStor, Inc., a provider of network attached storage solutions; and

•	selling our manufacturing operations so that we could avoid the associated capital costs and focus our efforts on product development.

We also changed the focus of our storage systems business to providing products for leading original equipment manufacturer, or OEM, storage companies, rather than selling to direct-end customers, and refocused our semiconductor business on a smaller number of designs with leading customers.

Segment Information

We operate in two segments — the Semiconductor segment and the Storage Systems segment.

Our Semiconductor segment designs, develops and markets highly complex integrated circuits for storage and networking applications. These solutions include both custom solutions and standard products. We design custom solutions for a specific application defined by the customer. We develop standard products for market applications that we define and sell them to multiple customers. We sell our integrated circuits for storage applications principally to makers of hard disk drives, solid state drives and computer servers. We sell our integrated circuits for networking applications principally to makers of devices used in computer and telecommunications networks and, to a lesser extent, to makers of personal computers. We also generate revenue by licensing other entities to use our intellectual property.

Our Storage Systems segment designs and sells enterprise storage systems and storage software applications that enable storage area networks. We also offer RAID adapters for computer servers and associated software for attaching storage devices to computer servers. We sell our storage systems and storage solutions primarily to OEMs who resell these products to end customers under their own brand name.

In 2009, the Semiconductor segment accounted for approximately 64.1% of our revenue and the Storage Systems segment accounted for approximately 35.9% of our revenue. You can find additional financial information about our segments and geographic financial information in Note 9 to our financial statements in Item 8. See Item 1A — “Risk Factors” for information about risks we face as a result of our operations outside the United States.

Company Information

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

Products

SEMICONDUCTOR SEGMENT

Storage Products

Hard Disk, Solid State and Tape Drive Electronics.  We sell integrated circuits for hard disk, solid state and tape drive solutions, which are used to store and retrieve data in personal computers, corporate network servers, archive/back-up devices and consumer electronics products such as digital video recorders, game consoles and digital media players. A hard disk drive contains physical media, one or more “platters” that store data, a motor that spins the media, drive heads that read data from and write data to the media and electronics that process the data and control the disk drive. A solid state drive stores data in flash memory instead of on a hard disk, providing high speed access to stored data. Tape drives store data on magnetic tape and provide a high-capacity, cost-effective tiered data storage back-up solution.

Our TrueStore® family of storage electronics products includes systems-on-a-chip, read channels, pre-amplifiers, serial physical interfaces and hard disk controllers as well as custom firmware. These are the critical chips required to read, write and protect data. We offer products that can be used in a variety of storage applications, including hard drives and solid state drives intended for notebook computers, desktop computers and enterprise computers, and in tape drives.

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

Storage Interface Products.  We also offer solutions that make possible data transmission between a host computer and storage peripheral devices such as magnetic, solid state and optical disk drives and disk and tape-based storage systems. These products include:

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

Networking Products

We offer comprehensive solutions that allow networking service providers to deliver a variety of highly reliable communications services over Internet Protocol, or IP, networks. IP networks are packet based. In an IP network, packets of data that are part of the same telephone conversation or video program can be routed over different paths. Traditional telephone networks are circuit-based where all data packets follow the same dedicated path or circuit. Historically, the dedicated paths in circuit-based networks have provided greater reliability than packet-based networks, although at the cost of flexibility.

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

Our networking portfolio includes solutions for carrier-managed gateways that would be used in small office, home office and small-to-medium business applications. The portfolio also includes solutions for multi-service wired and wireless access systems found in carrier networks. Multi-service systems can handle traffic such as data and video in addition to voice. Our networking solutions include chips such as our network processors, digital signal processors, content-inspection processors, traffic shaping devices and physical layer devices as well as software, evaluation systems and reference designs. Our development efforts are focused on multicore processor SoCs to deliver solutions for wireline and wireless access, media gateway, service provider and enterprise networks.

We offer both custom and standard networking product solutions.

Custom Networking Products

We sell integrated circuits that are custom developed for our customers. These integrated circuits incorporate our intellectual property or combine our intellectual property with the intellectual property of our customers or other third parties to create a customized solution for these customers. For some customers, we design and manufacture the integrated circuit while the key intellectual property belongs solely to our customers.

Network Processors and Communication Processors

Network processors are typically used in switching and routing systems to classify, prioritize and forward packets as they move through a carrier’s network. Communication processors handle the setup and operation of the network itself. We offer network processors and communication processors with the ability to handle a range of data throughputs, from 200 megabits per second up to 6 gigabits per second. Megabits and gigabits are units of measurement for data. A megabit is equal to approximately one million bits and a gigabit is equal to approximately 1,000 megabits. For example, our APP2200 communication processor family provides a lower cost solution intended for systems located between the customer’s premises and the carrier’s local central office, where data throughput demands are lower, but the need to prioritize the packets is still critical for all services to be delivered successfully. Our APP650 network processor is a higher throughput solution designed for use in systems that are closer to the core of a carrier’s IP network, where data throughput demands are higher.

Digital Signal Processors

Digital signal processors, or DSPs, perform advanced algorithms on analog signals that have been transformed into digitally-encoded bitstreams. Our DSPs perform audio, video and speech signal processing, compression, transcoding and transrating and can be used in applications including Voice-over-IP, or VoIP, business and enterprise gateways, video delivery, media gateways and wired and wireless access network equipment.

Content Inspection Processors

We offer a family of content inspection processors, which are available as integrated circuits, boards and software acceleration components designed for network equipment, appliance and server vendors. Our Tarari® content inspection processors perform deep packet inspection at wire speeds, ranging from 100 megabits per second to over 10 gigabits per second. These products offload and accelerate applications such as anti-virus, anti-spam, intrusion prevention/detection systems, compliance, content-based routing and XML processing.

Multi-Service Processors

In addition to the networking products described above, we offer integrated circuits and supporting software designed for equipment used in access, metropolitan, and wide-area backbone telecommunications and packet networks. Our products can be used in equipment in both wired and wireless networks.

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

Our products support data transport for T-carrier data transport in North America. T-carrier is a digital transmission service from a common carrier. We support similar services worldwide. These services are referred to as J-carrier in Japan and E-carrier in Europe. T-carrier services such as T1 and T3 lines are used to create point-to-point networks for use by enterprises. T1 and T3 lines refer to different levels of T-carrier service that transmit data at 1.544 megabits per second and 44.736 megabits per second, respectively.

SONET/SDH Network Devices.  Synchronous optical networks, which are typically referred to as SONET, and synchronous digital hierarchy standard networks, or SDH, carry data, voice and video traffic through a network by combining lines carrying traffic at slower speeds with lines carrying traffic at higher speeds. This process is known as multiplexing, and involves directing traffic from the individual lines into designated time slots in the higher speed lines, and directing those lines into still higher speed lines. The SONET/SDH equipment that handles the directing of traffic into slower speed and faster speed lines is the add-drop multiplexer. Add-drop multiplexers also handle the addition and removal of traffic from a SONET/SDH communication transmission. We offer single-chip integrated circuit solutions called framers, for add-drop multiplexing of data and voice traffic. In addition, our framers are used in high-speed routers within optical networks. A router is an interface, or link, between two networks.

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

In addition, we sell integrated circuits and associated software for modem products, primarily to manufacturers of personal computers, notebook computers, point-of-sale terminals, facsimile machines, multi-function printers, cable and satellite set-top boxes and other electronic equipment.

We believe that our systems-level knowledge and integrated circuit design methodologies allow us to turn our customers’ design concepts into systems solutions quickly and effectively. Our intellectual property gives our customers the flexibility to customize their products to meet their individual cost and performance objectives.

STORAGE SYSTEMS SEGMENT

We offer a wide range of products for the storage markets in three main areas: external storage systems hardware and associated software, internal storage products and software, and value added storage software. All of these products are sold primarily through our OEM customers. The modularity of our products provides these OEMs with the flexibility to integrate our sub-assemblies with third-party components, such as disk drives or software, to form their own storage system products. Our modular product approach allows OEMs to create highly customized storage systems that can then be integrated with value-added software and services and delivered as complete, differentiated data storage solutions to their target markets.

External Storage Systems — We offer a broad line of open, modular storage products comprised of complete systems and sub-assemblies configured from modular components, such as our storage controller modules, disk drive enclosure modules, related management software and advanced data protection software for creating local and remote copies of critical data. These storage systems provide connectivity to single or multiple servers connected in a storage area network, or SAN, providing block data services. The acquisition of ONStor in July 2009 has expanded our offerings to include network attached storage gateway products which provide file data services. These gateways can be combined with LSI storage systems or others to provide complete network attached storage systems or to add network attached storage capabilities to existing systems.

Our external storage systems product family includes entry level and mid-range storage systems, including the Engenio 4900 introduced in 2009 which is an upgradeable mid-range system, allowing flexibility for enhanced performance, reliability and scalability. We offer a suite of software to enable system administrators to easily manage and better utilize their storage systems’ operations. We also offer advanced copy services such as snapshot, volume copy and remote volume mirroring, to provide increased levels of data protection. We design and develop storage management software that operates within all major open operating systems, including Windows, UNIX and UNIX variants and Linux environments, and server virtualization offerings including VMware and Hyper-V.

Internal Storage Products.  We offer a variety of direct-attach RAID solutions as part of our MegaRAID® product family. RAID products store data using multiple drives and various data replication strategies to minimize the impact of the failure of any one drive. Our MegaRAID products include single-chip RAID-on-motherboard solutions, a broad family of PCI-X and PCI Express RAID controller boards featuring SATA and SAS interfaces, and software-based RAID products for entry level RAID data protection. All of these solutions utilize MegaRAID’s fully featured RAID software and management utilities for robust storage configuration and deployment. In addition to the OEM channel, we offer MegaRAID branded products through a network of distributors and resellers. In 2009, we acquired the 3ware RAID server adapter business to add additional products and channel capabilities to our storage product offerings.

Value Added Storage Software.  Through our StoreAgetm SVM suite of hardware and software products, we offer storage virtualization and advanced copy services that can be delivered as host software, reside in a network element, or be embedded in storage systems. These advanced capabilities enable our OEM customers to create unique and customized solutions to simplify and improve storage operations, deliver enhanced recovery solutions, and better manage storage connected to virtual servers.

We test and certify our products, both independently and jointly with our customers, with those of other hardware, networking and storage software vendors to ensure a high level of interoperability and performance. Our products are targeted at a wide variety of data storage applications, including Internet-based applications such as cloud computing, online transaction processing and e-commerce, data warehousing, file serving, video editing and post-production and high-performance computing.

Marketing and Distribution

Semiconductor Marketing and Distribution

The semiconductor industry is highly competitive and is characterized by rapidly changing technology, short product cycles and emerging standards. Our marketing strategy requires that we forecast trends in the evolution of products and technology. We must then act upon this knowledge in a timely manner to develop competitively priced products offering superior features, performance or levels of integration. As part of this strategy, we are actively involved in the formulation and adoption of critical industry standards that influence the design specifications of our products.

Our semiconductor products and design services are sold primarily through our network of direct sales, marketing and field engineering offices located in North America, Europe, Japan and elsewhere in Asia. We also work with independent industrial and commercial distributors and manufacturers’ representatives or other channel partners in North America, Europe, Japan and elsewhere in Asia. Some of our distributors possess engineering capabilities, and design and purchase both custom solutions and standard products from us for resale to their customers. Other distributors focus solely on the sale of standard products.

Storage Systems Marketing and Distribution

We sell our storage systems products, value-added storage software, and MegaRAID products to our OEM customers who sell them worldwide under their own brand identities using their sales and distribution channels. We also distribute our MegaRAID products, 3ware RAID server adapters, and ONStor network attached storage gateways through a network of resellers and distributors, who resell the products to end users with additional hardware, software and services, or on a standalone basis for use with existing equipment.

The products we sell to our OEM customers may be integrated by the OEM with value-added services, hardware and software and delivered as differentiated complete storage solutions to enterprises. We work closely with our OEM customers and tailor these relationships to meet the diverse needs and requirements of end customers worldwide. We also provide our OEM customers with training services to enhance their abilities to sell and support our products. After receiving our training services, most of our OEM customers independently market, sell and support our products, requiring limited ongoing product support from us. We assist some of our OEM customers further by providing additional resources such as tailored, account-specific education, training, technical support and sales and marketing assistance, allowing these customers to leverage our storage products and industry expertise. By selling products through our OEM customers and leveraging their brand marketing and worldwide sales channels, we are able to address more markets, reach a greater number of enterprises, and achieve better leverage of our sales and marketing expenditures.

Our marketing efforts support our OEM customers, as well as our distributors and reseller channels, with programs targeted at developing differentiated go-to-market strategies and increasing sales effectiveness. Depending on the nature of our channel customer engagement, our marketing teams offer various levels of assistance in assessing and analyzing the competitive landscape, defining product strategy and roadmaps, developing product positioning and pricing, creating product launch support materials and closing the sales process. These marketing teams carefully coordinate joint product development and marketing efforts with our customers to ensure that we address and effectively target enterprise requirements. We maintain sales and marketing organizations in the United States and internationally in China, France, Germany, Italy, Japan, Singapore, Sweden and the United Kingdom.

Customers

In 2009, International Business Machines Corporation accounted for approximately 19.3% and Seagate Technology accounted for approximately 15.5% of our total revenues. No other customer accounted for more than 10% of our total revenues in 2009. We currently have a highly concentrated customer base as a result of our strategy to focus our marketing and sales efforts on select, large-volume customers. Our top 10 end customers in 2009, based on revenue, accounted for approximately 65.8% of our revenue. The loss of any of our significant customers, any substantial decline in sales to these customers, or any significant change in the timing or volume of purchases by these customers could result in substantially lower revenues and could materially harm our business, financial condition or results of operations.

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

Wafer fabrication is very complex and costly, and the industry trend has been towards outsourcing all or a portion of this operation to silicon foundries located throughout the world. Our wafer fabrication is performed by third-party foundries, including Taiwan Semiconductor Manufacturing Corporation, our primary foundry partner, and other foundries such as IBM and Silicon Manufacturing Partners, a joint venture owned by GLOBALFOUNDRIES and LSI.

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

The assembly of our storage system products involves integrating components and manufactured sub-assemblies into final products, which are configured and tested before being delivered to our customers. The highly modularized nature of our storage system products allows for flexible assembly and delivery models, which include build-to-order, configure-to-order, direct shipment, bulk shipment and local fulfillment services. We have implemented these models in an effort to reduce lead times for delivery of our products and to enable channel customers to select from among multiple manufacturing and delivery alternatives, the methods that best complement their operations.

Our RAID server adapter products incorporate a variety of standard industry components and LSI-designed components, mounted on printed circuit board assemblies. The manufacturing, assembly and test operations for LSI’s RAID server adapters are all fully outsourced to third-party suppliers to take advantage of the scale, quality and cost benefits afforded by third-party manufacturing services. Our RAID server adapter and interposer boards are produced in configurations ranging from bulk packaging of high volume units sold to the major server and workstation OEMs, to low volume products for indirect channels featuring retail packaging with software media, documentation and interconnect cables. LSI’s RAID server adapters are shipped from our third-party suppliers to our worldwide inventory hubs, directly to OEM factories, or to distributors who supply them to a variety of indirect channels in the market.

Backlog

Semiconductor Backlog

In the Semiconductor segment, we generally do not have long-term volume purchase contracts with our customers. Instead, customers place purchase orders that are subject to acceptance by us. The timing of the design activities for which we receive payment and the placement of orders included in our backlog at any particular time is generally within the control of the customer. For example, there could be a significant time lag between our commencement of design work and the receipt of a purchase order from a customer for the units of a developed product. Also, customers may from time to time revise delivery quantities or delivery schedules to reflect their changing needs. For these reasons, we do not believe that our backlog as of any particular date is a meaningful indicator of future annual sales.

Storage Systems Backlog

Due to the nature of our business, we generally have relatively low levels of backlog in the Storage Systems segment and our quarterly revenues depend largely on orders booked and shipped within the same quarter. Consequently, we believe that backlog is not a good indicator of future sales. Because lead times for delivery of our storage systems products are relatively short, we must build products in advance of orders. This subjects us to certain risks, most notably the possibility that expected sales will not materialize, leading to excess inventory, which we may be unable to sell to our customers.

Competition

Semiconductor Competitors

The semiconductor industry is intensely competitive and characterized by continuing technological change, rapid product obsolescence, evolving industry standards and price erosion. Many of our competitors are larger, diversified companies with substantially greater financial resources than us. Some of our competitors are also customers of ours who have internal semiconductor design and manufacturing capacity. We also compete with smaller and emerging companies whose strategy is to sell products into specialized markets or to provide only a portion of the range of products and services that we offer.

Our principal competitors in the Semiconductor segment include Avago Technologies Limited, Broadcom Corporation, Cavium Networks, Inc., Freescale, Inc., International Business Machines Corporation, Marvell Technology Group, Ltd., NetLogic Microsystems, Inc., NXP Semiconductors, PMC-Sierra, Inc., STMicroelectronics N.V. and Texas Instruments, Inc.

The principal competitive factors in the semiconductor industry include:

•	design capabilities;

•	differentiating product features;

•	product performance characteristics;

•	time to market;

•	price;

•	breadth of product line;

•	customer support;

•	logistics and planning systems; and

•	utilization of emerging industry standards.

While we believe we are competitive on the basis of all the factors listed above, we believe some of our competitors compete more favorably on the basis of price and on delivering products to market more quickly. However, we feel we are particularly strong in offering integrated solutions, broad product lines, product performance, customer support and logistics and planning systems. In addition, existing suppliers tend to have an advantage when competing for designs, which can make it difficult for us to win designs at new customers, even if we compete favorably on the factors identified above.

The markets into which we sell our semiconductor products are subject to intense price competition. We expect to continue to experience declines in the selling prices of our semiconductor products over the life cycle of each product. In order to offset or partially offset declines in the selling prices of our products, we continually strive to reduce the costs of products through product design changes, manufacturing process changes, yield improvements and procurement of wafers from outsourced manufacturing partners.

Storage Systems Competitors

The market for our storage systems products is highly competitive, rapidly evolving and subject to changing technology, customer needs and new product introductions. We compete with products from storage system and component providers such as Adaptec, Inc., Dot Hill Systems Corporation, Infortrend Technology Inc., Promise Technology Inc., and Xyratex Group Limited. We also face competition from internal divisions of several of our OEM customers, such as IBM and Dell, who must choose whether to develop products internally or obtain them from companies such as LSI. We also compete indirectly with large, well-capitalized storage systems companies such as EMC Corporation, Hitachi Data Systems and Network Appliance, Inc., and with newer competitors such as 3Par Inc., Compellent Technologies Inc. and ISILON Systems Inc., who sell to the same end-customers as our OEM customers.

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

Patents, Trademarks and Licenses

We own or have rights to a number of patents, trademarks, copyrights, trade secrets and other intellectual property directly related to and important to our business. As of December 31, 2009, we had approximately 11,075

U.S. patents and patent applications and a number of related foreign patents and patent applications. These patents include patents related to the following technologies:

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

Research and Development

Our industry experiences rapid change and we must continually develop new products to remain competitive. Our research and development expenditures were $608 million, $673 million and $655 million for fiscal 2009, 2008 and 2007, respectively. We anticipate that we will continue to make significant research and development expenditures to maintain our competitive position with a continuing flow of innovative products and technology.

Working Capital

Information about our working capital practices is included in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the heading “Financial Condition, Capital Resources and Liquidity” and is incorporated herein by reference.

Environmental Regulation

Federal, state and local regulations, in addition to those of other nations, impose various environmental controls on certain chemicals and restricted substances used in the manufacture of semiconductor and storage products. To comply with these regulations, we have implemented environmental, health and safety management system processes. For example, we offer products that comply with the requirements of the European Union Restriction of Hazardous Substances Directive 2002/95/EC (RoHS Directive) that was implemented on July 1, 2006 and other international environmental regulations impacting electronic equipment and components. We also work internally and with our suppliers and customers to develop a pro-active approach to emerging concerns such as those associated with climate change.

While to date we have not experienced any material adverse impact on our business from environmental regulations, such regulations might be adopted or amended so as to impose expensive obligations on us in the future.

In addition, violations of environmental regulations including alleged historic chemical releases into the environment or use of restricted substances could result in:

•	the need for additional capital or other material improvements to comply with such regulations;

•	liability to our employees and/or third parties; and/or

•	business interruptions as a consequence of environmental permit suspensions or revocations, the granting of injunctions requested by governmental agencies or private parties, or the unintentional presence of restricted substances in our products.

Employees

As of December 31, 2009, we had 5,397 full-time employees.

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

A limited number of customers account for a substantial portion of our revenues. In 2009, IBM and Seagate, our two largest customers, represented approximately 19.3% and 15.5%, respectively, of our total revenues, and our 10 largest customers accounted for approximately 65.8% of our revenue. If any of our key customers reduced significantly or canceled its orders, our business and operating results could be significantly harmed. Because many of our semiconductor products are designed for specific customers and have long product design and development cycles, it may be difficult for us to replace key customers that reduce or cancel their existing orders for these products.

In addition, if we fail to win new product designs from our major customers, our business and results of operations may be harmed. Further, if our major customers make significant changes in scheduled deliveries, decide to pursue the internal development of the products we sell to them or are acquired, our business and results of operations may be harmed. For example, business combinations such as Oracle’s recent acquisition of Sun Microsystems, a customer of our Storage Systems business, could result in changes in the competitive environment we face. These combinations could have a positive or negative impact on our business.

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

In addition, the emergence of markets for integrated circuits may be affected by factors beyond our control. For example, we design some products to conform to current specific industry standards. If a competitor offers a product based on a standard before we are able to do so, our customers may buy our competitor’s product rather than our product. Our customers may not adopt or continue to follow the standards that we have chosen, which would make our products less desirable to customers, and could negatively affect sales. Also, competing standards may emerge that are preferred by our customers, which could reduce sales and require us to make significant expenditures to develop new products. To the extent that we are not able to adapt effectively and expeditiously to new standards, our business may be harmed.

We operate in intensely competitive markets, and our failure to compete effectively would harm our results of operations.

We derive significant revenue from the sale of integrated circuits as well as storage systems. These industries are intensely competitive, and competition may increase as existing competitors enhance their product offerings and as new participants enter the market. Our competitors include large domestic and foreign companies that have substantially greater financial, technical and management resources than us. Several major diversified electronics companies offer products that compete with our products. Other competitors are specialized, rapidly growing companies that sell products into the same markets that we target. Some of our customers may also design and manufacture products internally that compete with our products. We cannot provide any assurances that the price and performance of our products will be superior relative to the products of our competitors or will be sufficient to obtain business.

Increased competition may harm our revenues and margins. For example, competitors with greater financial resources may be able to offer lower prices than us, or they may offer additional products, services or other incentives that we may not be able to match. Competitors may be better able than us to respond quickly to new technologies and may undertake more extensive marketing campaigns than we do. They may also make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their market share. In addition, competitors may sell commercial quantities of new products before we do, establishing a market position that we may not be able to overcome once we introduce similar products in commercial quantities. If we are unable to develop and market competitive products on a timely basis, we will likely fail to maintain or expand our market share and our revenues will likely decline.

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

As a result of the global economic downturn that began in late 2008, we experienced significant revenue declines in late 2008 and early 2009. While we saw renewed demand in some parts of our business toward the end of the third quarter of 2009, if these declines persist or get worse, they could negatively affect our business in several ways, in addition to resulting in lower demand for our products and causing potential disruptions at customers or suppliers that might encounter financial difficulties.

We have defined benefit pension plans under which we are obligated to make future payments to participants. We have set aside funds to meet our anticipated obligations under these plans and have invested them principally in equity and fixed income securities. The value of these securities declined significantly in late 2008 and early 2009 and has not fully recovered. At December 31, 2009, our projected benefit obligations under our pension plans exceeded the value of the assets of those plans by approximately $455 million. U.S. law provides that we must make contributions to the pension plans in 2010 of at least $31 million, and we currently anticipate making contributions of between $31 million and $37 million. We may be required to make additional contributions to the plans in later years if the value of the plan assets does not increase, and these amounts could be significantly larger than the required contributions in 2010. We may also choose to make additional, voluntary contributions to the plans.

At December 31, 2009, we had contractual purchase commitments with suppliers, primarily for raw materials and manufacturing services and for some non-production items, of approximately $559.6 million. If our actual revenues in the future are lower than our current expectations, we may not meet all of our buying commitments. As a result, it is possible that we will have to make penalty-type payments under these contracts, even though we are not obtaining any products that we can sell.

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

We depend on third-party foundries to manufacture integrated circuits for us and on outside suppliers to assemble and test our semiconductor products and to assemble our storage systems products. As such, we face the following risks:

•	a supplier may be unwilling to devote adequate capacity to the production of our products or may be unable to produce our products;

•	a supplier may fail to develop, or may discontinue, manufacturing methods or technologies appropriate for our products;

•	manufacturing costs may be higher than planned;

•	product reliability may decline;

•	a manufacturer may not be able to maintain continuing relationships with its suppliers; and

•	we may have reduced control over delivery schedules, quality, manufacturing yields and costs of products.

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

As a result of all of these factors and risks, and although we carefully monitor and plan for capacity and other issues, we cannot provide any assurances that we can obtain products from our suppliers on a timely basis or at reasonable prices.

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

We derive, and we expect to continue to derive, a substantial portion of our revenue from sales of products shipped to locations outside of the United States. In 2009, approximately 76.6% of our total revenue was derived from sales outside the United States. In addition, we perform a significant amount of our development work outside the United States and most of our products are manufactured outside of the United States. Operations outside of the United States are subject to a number of risks and potential costs that could harm our business and results of operations, including:

•	political, social and economic instability;

•	fluctuations in foreign currency exchange rates;

•	exposure to different legal standards, particularly with respect to intellectual property;

•	natural disasters, civil unrest, terrorism and public health emergencies;

•	nationalization of businesses and blocking of cash flows;

•	trade and travel restrictions;

•	imposition of governmental controls and restrictions;

•	burdens of complying with a variety of foreign laws;

•	import and export license requirements and restrictions;

•	unexpected changes in regulatory requirements;

•	foreign technical standards;

•	difficulties in staffing and managing international operations;

•	international trade disputes;

•	difficulties in collecting receivables from foreign entities or delayed revenue recognition; and

•	potentially adverse tax consequences, including adverse impacts from changes in United States tax laws.

We use indirect channels of product distribution over which we have limited control.

We sell our storage systems products primarily to other companies that may or may not add features or functionality to them before reselling them to end customers. We also sell some of our semiconductor products through distributors and our RAID server adapters and network attached storage gateways through resellers and distributors. A deterioration in our relationships with our resellers or distributors, or a decline in their business, could harm our sales. In addition, we may increase our reliance on indirect channels of distribution in the future. We may not successfully maintain or expand these indirect channels of distribution, and our failure to do so could result in the loss of sales opportunities. Furthermore, our reliance on indirect channels of distribution may reduce visibility with respect to future business opportunities, thereby making it more difficult to forecast orders.

We may engage in acquisitions and strategic alliances, which may not be successful and could harm our business and operating results.

We expect to continue to explore strategic acquisitions that build upon or expand our library of intellectual property, human capital and engineering talent, and that could increase our ability to address the needs of our customers. For example, in 2009 we acquired ONStor, Inc. to add network attached storage capabilities to our product offerings and the 3ware assets which included a RAID server adapter distribution channel business. Acquisitions of high-technology companies have inherent risks. No assurance can be given that our previous acquisitions or future acquisitions will be successful and will not harm our business or operating results. In addition, we may make investments in companies, products and technologies through strategic alliances and otherwise. If these investments are not successful, our results of operations may suffer.

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

In some of our fields of operation, there are only a limited number of people in the job market who possess the requisite skills. In the past, we have experienced difficulty in identifying and hiring sufficient numbers of qualified engineers in parts of our business as well as in retaining qualified employees. The loss of the services of any key personnel or our inability to hire new personnel with the requisite skills could restrict our ability to develop new products or enhance existing products in a timely manner, to sell products to our customers or to manage our business effectively. In light of economic conditions in early 2009, we implemented several cost-saving measures that directly affected employee compensation. These measures, or others that we may take in the future, may negatively impact our ability to recruit and retain qualified personnel.

Our operations and our suppliers’ operations are subject to natural disasters and other events outside of our control that may disrupt our business and harm our operating results.

Our operations and those of our suppliers are subject to natural disasters and other events outside of our control that may disrupt our business and harm our operating results. For example, a widespread outbreak of an illness such as H1N1 flu, avian flu, or bird flu, or severe acute respiratory syndrome, or SARS, could harm our operations and those of our suppliers as well as decrease demand from customers. We also have substantial operations in parts of California that have experienced major earthquakes and in parts of Asia that have experienced both typhoons and earthquakes. If our operations or those of our suppliers are curtailed because of health issues or natural disasters, our business may be disrupted and we may need to seek alternate sources of supply for manufacturing or other services. Alternate sources may not be available, may be more expensive or may result in delays in shipments to customers, which would affect our results of operations. In addition, a curtailment of design operations could result in delays in the development of new products. If our customers’ or suppliers’ and manufacturers’ businesses are affected by health issues, natural disasters or other events outside of our control, our business and results of operations may be harmed.

We are subject to various environmental laws and regulations that could impose substantial costs on us and may harm our business.

Our business is subject to or may be impacted by various environmental laws and regulations. For example, some countries have begun to require companies selling a broad range of electrical equipment to conform to legislation such as the Waste Electrical and Electronic Equipment (WEEE) Directive, the Restriction of the use of certain Hazardous Substances in Electrical & Electronic Equipment (RoHS) Directive, and the Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) Regulation in the European Union. Environmental legislation such as these could require us to redesign our products in order to comply with the standards and require the development of compliance administration systems. Redesigned products could be more costly to manufacture or require more costly or less efficient raw materials, making our products more costly or less desirable. If we cannot develop compliant products on a timely basis or properly administer our compliance programs, our revenues may also decline due to lower sales. In addition, under certain environmental laws, we could be held responsible, without regard to fault, for costs relating to any contamination at our current or past facilities and at third party waste disposal sites. We could also be held liable for consequences arising out of human exposure to such substances or other environmental damage.

Our blank check preferred stock and Delaware law contain provisions that may inhibit potential acquisition bids, which may harm our stock price, discourage merger offers or prevent changes in our management.

Our board has the authority to issue preferred stock and to determine its rights, preferences, privileges and restrictions, including voting rights, without any further vote or action by our stockholders. If we issue any of these shares of preferred stock in the future, the rights of holders of our common stock may be negatively affected. Although we have no current plans to issue shares of preferred stock, if we issue preferred stock, a change of control of our company could be delayed, deferred or prevented. Furthermore, Section 203 of the Delaware General Corporation Law restricts certain business combinations with any “interested stockholder” as defined by that statute. These provisions are designed to encourage potential acquirers to negotiate with our board of directors and give our board an opportunity to consider various alternatives to increase stockholder value. These provisions are also intended to discourage certain tactics that may be used in proxy contests. However, the potential issuance of preferred stock or the restrictions in Section 203 of the Delaware General Corporation Law could discourage potential acquisition proposals and could delay or prevent a change in control, which may adversely affect the market price of our stock. These provisions may also have the effect of preventing changes in our management or board of directors.

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

We lease office space in two buildings in Milpitas, California for our corporate headquarters, administration and engineering offices. We also own a 600,000 square foot office complex in Allentown, Pennsylvania that we use for administration and engineering offices. We have leased out approximately 69,000 square feet of space in that facility to a tenant.

In our Storage Systems business, we own approximately 330,000 square feet of space in Wichita, Kansas which includes engineering, administrative offices and systems training.

We also own approximately 150,000 square feet of sales and engineering office space in Fort Collins, Colorado and approximately 180,000 square feet of sales and engineering office space in Colorado Springs, Colorado. These facilities are used by both our Semiconductor segment and our Storage Systems segment.

We own or lease additional space in the United States and in various other countries, and use that space for sales, marketing, engineering, general corporate and test purposes.

We believe that our existing facilities and equipment are well maintained, in good operating condition, suitable for our operations and are adequate to meet our current requirements.

Item 3.	Legal Proceedings

This information is included in Note 14 (“Commitments, Contingencies and Legal Matters — Legal Matters”) to our financial statements in Item 8 and is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2009, no matter was submitted to a vote of our security holders.

Executive Officers of LSI

Set forth below is information about our executive officers.

Name	Age	Position

Abhijit Y. Talwalkar	45	President and Chief Executive Officer
Philip W. Bullinger	45	Executive Vice President and General Manager, Engenio Storage Group
Bryon Look	56	Executive Vice President, Chief Financial Officer and Chief Administrative Officer
Jean F. Rankin	51	Executive Vice President, General Counsel and Secretary
D. Jeffrey Richardson	45	Executive Vice President and General Manager, Semiconductor Solutions Group

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

Mr. Bullinger has been the leader or a co-leader of our Storage Systems business since August 2005. From September 2001 through August 2005, he served as Vice President and General Manager of our RAID Storage

Adapters division. He joined LSI in 1998, following LSI’s acquisition of Symbios, Inc., a storage company, and served as Director of Product Development until August 2001.

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

Ms. Rankin has been our Executive Vice President, General Counsel and Secretary since April 2007. Ms. Rankin joined LSI in 2007 following our acquisition of Agere Systems. At Agere, she had been Executive Vice President, General Counsel and Secretary since 2000.

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

Our stock trades on the New York Stock Exchange under the symbol “LSI.” In May 2009, our Chief Executive Officer submitted to the Exchange an annual certification stating that he was not aware of any violations of the Exchange’s corporate governance listing standards.

The table below shows the high and low sales prices for our common stock for each quarter during our last two full fiscal years, as reported in the consolidated transaction reporting system.

	2009		2008
	High	Low	High	Low

First Quarter	$3.93	$2.39	$5.57	$3.79
Second Quarter	$5.20	$3.29	$7.53	$4.73
Third Quarter	$5.78	$4.35	$7.87	$5.12
Fourth Quarter	$6.14	$4.88	$5.70	$2.36

At February 22, 2010, there were 336,237 holders of record of our common stock. We believe that we have a greater number of additional stockholders who own their shares through brokerage firms and other nominees.

We have never paid cash dividends on our common stock. It is presently our policy to reinvest our earnings, and we do not currently anticipate paying any cash dividends to stockholders in the foreseeable future.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on our common stock to that of the S&P 500 Index and the S&P 500 Semiconductors Index. The graph assumes that a $100 investment was made in our common stock and each of the indices at December 31, 2004, and that dividends, if any, were reinvested in all cases. The stock price performance shown on the graph is not necessarily indicative of future price performance.

	Dec 31, 2004	Dec 31, 2005	Dec 31, 2006	Dec 31, 2007	Dec 31, 2008	Dec 31, 2009

LSI Corporation	$100	$145.99	$164.23	$96.90	$60.04	$109.67
S&P 500 Index	$100	$104.91	$121.48	$128.16	$80.74	$102.11
S&P 500 Semiconductors Index	$100	$112.16	$102.16	$114.40	$62.07	$99.93

Item 6.	Selected Financial Data

Five-Year Consolidated Summary

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)

Revenues	$2,219,159	$2,677,077	$2,603,643	$1,982,148	$1,919,250
Cost of revenues	1,375,758	1,608,108	1,699,785	1,158,983	1,150,042

Gross profit	843,401	1,068,969	903,858	823,165	769,208
Research and development	608,312	672,511	655,224	413,432	399,685
Selling, general and administrative	326,014	406,875	381,409	255,569	238,265
Restructuring of operations and other items, net	38,246	43,717	148,121	(8,427)	119,052
Goodwill and identified intangible asset impairment charges	—	541,586	2,021,463	—	—
Acquired in-process research and development	—	—	188,872	4,284	—

(Loss)/income from operations	(129,171)	(595,720)	(2,491,231)	158,307	12,206
Interest expense	(21,931)	(34,943)	(31,020)	(24,263)	(25,283)
Interest income and other, net	20,272	36,110	46,758	51,276	33,994

(Loss)/income before income taxes	(130,830)	(594,553)	(2,475,493)	185,320	20,917
(Benefit)/provision for income taxes	(83,111)	27,700	11,326	15,682	26,540

Net (loss)/income	$(47,719)	$(622,253)	$(2,486,819)	$169,638	$(5,623)

Basic net (loss)/income per share	$(0.07)	$(0.96)	$(3.87)	$0.43	$(0.01)

Diluted net (loss)/income per share	$(0.07)	$(0.96)	$(3.87)	$0.42	$(0.01)

Year-end status:
Total assets	$2,967,930	$3,344,194	$4,396,390	$2,852,144	$2,796,066
Long-term obligations	$652,441	$1,105,739	$1,148,689	$429,400	$699,050
Stockholders’ equity	$1,461,104	$1,440,922	$2,484,996	$1,895,738	$1,627,950

In 2009, we recorded a tax benefit of $83.1 million, primarily attributable to an $81.0 million tax benefit recognized as a result of settlements of tax audits in foreign jurisdictions.

During the years ended December 31, 2008 and 2007, we recognized goodwill and identified intangible asset impairment charges of $541.6 million and $2,021.5 million, respectively, in the Semiconductor segment. There were no impairment charges of goodwill or identified intangible assets for the year ended December 31, 2009.

On April 2, 2007, we acquired Agere Systems Inc. through the merger of Agere and a subsidiary of ours. The merger was accounted for as a purchase. Accordingly, the results of operations of Agere and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements from April 2, 2007.

Beginning in 2007, we included amortization of identified intangible assets in cost of revenues. Amortization of identified intangible assets of $32.1 million and $62.5 million for the years ended December 31, 2006 and 2005, respectively, which was previously reported as a separate component of operating expenses, has been reclassified to cost of revenues for consistency.

On January 1, 2006, we adopted the guidance of the Financial Accounting Standards Board, or FASB, with respect to the fair value recognition of share-based payments, using the modified prospective transition method. In accordance with the modified prospective transition method, we began recognizing compensation expense for all share-based awards granted on or after January 1, 2006 and for unvested awards granted prior to January 1, 2006. Under this method of implementation, no restatement of prior periods has been made.

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

OVERVIEW

We design, develop and market complex, high-performance storage and networking semiconductors and storage systems. We provide silicon-to-system solutions that are used at the core of products that create, store, consume and transport digital information. We offer a broad portfolio of capabilities, including custom and standard product integrated circuits used in hard disk drives, solid state drives, high-speed communication systems, computer servers, storage systems and personal computers. We also offer external storage systems, storage systems software, redundant array of independent disks, or RAID, adapters for computer servers and RAID software applications.

We operate in two segments — the Semiconductor segment and the Storage Systems segment.

Our Semiconductor segment designs, develops and markets highly complex integrated circuits for storage and networking applications. These solutions include both custom solutions and standard products. We design custom solutions for a specific application defined by the customer. We develop standard products for market applications that we define and sell to multiple customers. We sell our integrated circuits for storage applications principally to makers of hard disk drives, solid state drives and computer servers. We sell our integrated circuits for networking applications principally to makers of devices used in computer and telecommunications networks and, to a lesser extent, to makers of personal computers. We also generate revenue by licensing other entities to use our intellectual property.

Our Storage Systems segment designs and sells enterprise storage systems and storage software applications that enable storage area networks. We also offer RAID adapters for computer servers and associated software for attaching storage devices to computer servers. We sell our storage systems and storage solutions primarily to original equipment manufacturers, or OEMs, who resell these products to end customers under their own brand name.

Our revenues depend on market demand for these types of products and our ability to compete in highly competitive markets. We face competition not only from makers of products similar to ours, but also from competing technologies. For example, we see the development of solid state drives, based on flash memory rather than the spinning platters used in hard disk drives, as a long-term potential competitor to certain types of hard disk drives and have begun focusing development efforts in that area.

The U.S. and global economies have experienced a significant downturn driven by a financial and credit crisis that could continue to challenge those economies for some period of time. In 2009, we took a number of actions to reduce our expenses, including a corporate-level restructuring designed to increase synergies across our Semiconductor segment, reductions in our global workforce, temporary and permanent reductions in employee compensation-related expenses and reductions in discretionary spending. While we have reduced a number of expenses in response to the global economic downturn, we have also tried to limit the impact of the reductions on our research and development efforts in order to attempt to maintain a continuing flow of new products.

Although we saw increases in demand in some parts of our business toward the end of 2009, we anticipate that our revenues will not return to pre-downturn levels in the near future. In early 2010, however, we began restoring the employee compensation-related expenses that we reduced on a temporary basis in 2009. We continue to monitor demand and may seek to adjust our cost structure further.

Our revenues for the year ended December 31, 2009 were $2,219.2 million, a decrease of $457.9 million, or 17.1%, as compared to $2,677.1 million for the year ended December 31, 2008. The decrease resulted primarily from the global economic downturn and the resulting lower end-market demand for semiconductors used in storage and networking product applications and, to a lesser extent, lower demand for our mid-range storage systems.

We reported a net loss of $47.7 million, or $0.07 per diluted share, for the year ended December 31, 2009, as compared to a net loss of $622.3 million, or $0.96 per diluted share, for the year ended December 31, 2008. During the year ended December 31, 2008, we recognized a goodwill impairment charge of $364.1 million and $177.5 million in charges for the impairment of identified intangible assets. There was no charge for impairment of goodwill or identified intangible assets in 2009. We recorded restructuring of operations and other items, net of $38.2 million in 2009 as compared to $43.7 million in 2008. In 2009, we recorded an income tax benefit of $83.1 million, or $0.13 per diluted share, which primarily related to settlements of multi-year foreign tax audits.

Cash, cash equivalents and short-term investments were $962.1 million as of December 31, 2009, as compared to $1,119.1 million as of December 31, 2008. In 2009, we used $244.0 million to redeem convertible notes. For the year ended December 31, 2009, we generated $204.5 million in cash from operating activities as compared to $278.1 million for the year ended December 31, 2008.

RESULTS OF OPERATIONS

Revenues

The following table summarizes our revenues by segment:

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Semiconductor segment	$1,421.5	$1,795.1	$1,778.9
Storage Systems segment	797.7	882.0	824.7

Consolidated	$2,219.2	$2,677.1	$2,603.6

2009 compared to 2008:

Total consolidated revenues for 2009 decreased by $457.9 million, or 17.1%, as compared to 2008.

Semiconductor Segment:

Revenues for the Semiconductor segment decreased by $373.6 million, or 20.8%, in 2009 as compared to 2008. The decrease was primarily attributable to a decline in unit sales due to decreased demand for semiconductors used in storage and networking product applications as a result of the global economic downturn and decreased unit sales of our networking product applications that we no longer invested in. The decrease was partially offset by increased unit sales attributable to the hard disk drive, or HDD, semiconductor business acquired from Infineon in April 2008 and our newer networking product applications.

Storage Systems Segment:

Revenues for the Storage Systems segment decreased by $84.3 million, or 9.6%, in 2009 as compared to 2008. The decrease was primarily attributable to a decrease in unit sales of our mid-range storage systems and related premium software features as a result of the current global economic downturn. The decrease was partially offset by increased unit sales of our entry-level storage systems and our server RAID adapters, primarily as a result of the acquisition of the 3ware RAID storage adapter business on April 21, 2009.

2008 compared to 2007:

Total consolidated revenues for 2008 increased by $73.5 million, or 2.8%, as compared to 2007.

Semiconductor Segment:

Revenues for the Semiconductor segment increased by $16.2 million, or 0.9%, in 2008 as compared to 2007. The increase was primarily attributable to an increase in unit sales due to:

•	Increased demand for semiconductors used in storage and networking product applications, primarily as a result of having a full year of revenues from the Agere Systems business, which we acquired in 2007; and

•	Revenues from the HDD semiconductor business acquired from Infineon in April 2008.

The increase was partially offset by the absence of revenues from the Mobility Products Group and the Consumer Products Group, which accounted for $213.1 million and $54.6 million in revenues, respectively, in 2007 prior to sale of Mobility Products Group and Consumer Products Group.

Storage Systems Segment:

Revenues for the Storage Systems segment increased by $57.3 million, or 6.9%, in 2008 as compared to 2007. The increase was primarily attributable to an increase in unit sales of our entry-level storage systems and a continued increase in unit demand for our premium feature and direct-attached storage software products, partially offset by a decline in unit sales of our mid-range storage systems.

Significant Customers:

The following table provides information about our significant customers, each of whom accounted for 10% or more of consolidated revenues or 10% or more of either segment’s revenues:

	Year Ended December 31,
	2009	2008	2007

Semiconductor segment:
Number of significant customers	1	1	2
Percentage of segment revenues	24%	26%	28%, 12%
Storage Systems segment:
Number of significant customers	2	3	3
Percentage of segment revenues	48%, 13%	46%, 14%, 11%	47%, 16%, 11%
Consolidated:
Number of significant customers	2	2	2
Percentage of consolidated revenues	19%, 16%	17%, 16%	19%, 15%

Revenues by Geography

The following table summarizes our revenues by geography:

	Year Ended December 31,
	2009	2008	2007
	(In millions)

North America*	$519.2	$737.2	$858.7
Asia**	1,126.0	1,359.8	1,401.3
Europe and the Middle East	574.0	580.1	343.6

Total	$2,219.2	$2,677.1	$2,603.6

*	Primarily the United States.

**	Including Japan.

2009 compared to 2008:

Revenues in North America and Asia decreased 29.6% and 17.2%, respectively, in 2009 as compared to 2008. The decrease in North America was primarily attributable to decreased unit sales of storage systems due to the global economic downturn in 2009 and the result of a significant customer shifting order placements from our U.S. subsidiary to a subsidiary in Europe. North America revenues from semiconductors also decreased in 2009 primarily due to the global economic downturn and a decrease in demand for networking products that we no longer invest in. The decrease in Asia was primarily attributable to decreased unit sales of semiconductors used in storage and networking product applications. Revenues in Europe and the Middle East decreased 1.1% in 2009 as compared to 2008. The decrease was primarily attributable to decreased unit sales of semiconductors used in networking products that we no longer invest in, offset in part by increased unit sales of storage systems as the result of a significant customer shifting order placements from our U.S. subsidiary to a subsidiary in Europe beginning in the third quarter of 2008.

2008 compared to 2007:

Revenues in Europe and the Middle East increased 68.8% in 2008 as compared to 2007. This increase was primarily attributable to increased unit sales of storage systems as the result of a significant customer shifting order placements from our U.S. subsidiary to a subsidiary in Europe and increased unit sales of semiconductors used in storage product applications. Revenues in North America decreased 14.1%. The decrease in North America was primarily attributable to decreased unit sales of storage systems primarily for the reason discussed above, offset in part by increased unit sales of semiconductors used in storage and networking standard products.

Gross Profit Margin

The following table summarizes our gross profit margins by segment:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Semiconductor segment	$564.1	$736.9	$603.7
Percentage of Semiconductor segment revenues	39.7%	41.1%	33.9%
Storage Systems segment	$279.3	$332.1	$300.2
Percentage of Storage Systems segment revenues	35.0%	37.7%	36.4%

Consolidated	$843.4	$1,069.0	$903.9

Percentage of total revenues	38.0%	39.9%	34.7%

2009 compared to 2008:

Consolidated gross profit as a percentage of total revenues, or gross margin, decreased to 38.0% in 2009 from 39.9% in 2008.

Semiconductor Segment:

Gross margins for the Semiconductor segment decreased to 39.7% in 2009 from 41.1% in 2008. The decrease was primarily attributable to a shift in product mix and lower overall absorption of fixed costs as a result of the 20.8% decline in revenues. The decrease was offset in part by decreased manufacturing-related spending as a result of our cost reduction measures and a decrease in amortization of identified intangible assets as a percentage of revenues.

Storage Systems Segment:

Gross margins for the Storage Systems segment decreased to 35.0% in 2009 from 37.7% in 2008. The decrease was primarily driven by a shift in product mix as a greater percentage of our revenues consisted of entry-level storage systems, which have lower margins, lower overall absorption of fixed costs as a result of the decrease in revenues and a charge of $4.5 million to fair value inventories acquired primarily in the 3ware acquisition.

2008 compared to 2007:

Consolidated gross margins increased to 39.9% in 2008 from 34.7% in 2007.

Semiconductor Segment:

Gross margins for the Semiconductor segment increased to 41.1% in 2008 from 33.9% in 2007. The increase in 2008 was primarily attributable to:

•	Increased sales of products with higher gross profit margins in 2008;

•	An inventory charge of $47.9 million recorded in the second quarter of 2007 related to fair valuing the inventory in the acquisition of Agere;

•	A decrease in inventory provisions from 2007 to 2008, primarily as a result of improvements in supply chain management; and

•	$19.0 million in charges recorded in 2007 for a wafer supply agreement with ON Semiconductor resulting from a decline in demand.

Storage Systems Segment:

Gross margins for the Storage Systems segment increased to 37.7% in 2008 from 36.4% in 2007. The increase was primarily driven by lower manufacturing costs across product lines and higher demand for our premium feature and direct-attached storage software products, which have higher margins.

Research and Development

The following table summarizes our research and development, or R&D, expenses by segment:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Semiconductor segment	$475.3	$534.0	$525.4
Percentage of Semiconductor segment revenues	33.4%	29.7%	29.5%
Storage Systems segment	$133.0	$138.5	$129.8
Percentage of Storage Systems segment revenues	16.7%	15.7%	15.7%

Consolidated	$608.3	$672.5	$655.2

Percentage of total revenues	27.4%	25.1%	25.2%

2009 compared to 2008:

Consolidated R&D expenses decreased by $64.2 million, or 9.5%, in 2009 as compared to 2008, but increased as a percentage of revenues from 25.1% in 2008 to 27.4% in 2009 as a result of the decrease in revenues.

Semiconductor Segment:

R&D expenses for the Semiconductor segment consist primarily of employee salaries, contractor expenses, costs related to third-party design tools and materials used in the design of custom silicon and standard products, as well as depreciation of capital equipment and facilities-related expenditures.

R&D expenses for the Semiconductor segment decreased by $58.7 million, or 11.0%, in 2009 as compared to 2008. The decrease was primarily attributable to lower compensation-related expenses as a result of reduced headcount from the restructuring actions taken since January 2009, other compensation-related cost reduction measures, reductions in discretionary spending and lower spending on third-party contractors and materials associated with R&D projects. R&D expenses as a percentage of segment revenues for the Semiconductor segment increased from 29.7% in 2008 to 33.4% in 2009 as a result of the decrease in revenues.

Storage Systems Segment:

R&D expenses for the Storage Systems segment consist primarily of employee salaries, contractor expenses and materials used in product development, as well as depreciation of capital equipment and facilities. In addition to the significant resources required to support hardware technology transitions, we devote significant resources to developing and enhancing software features and functionality to remain competitive.

R&D expenses for the Storage Systems segment decreased by $5.5 million, or 4.0%, in 2009 as compared to 2008. The decrease was primarily attributable to lower compensation-related expenses as a result of reduced headcount from the restructuring actions taken since January 2009, other compensation-related cost reduction measures and reductions in discretionary spending. The decrease was offset in part by additional compensation-related expenditures associated with the 3ware RAID storage adapter business and ONStor business acquisitions. R&D expenses as a percentage of segment revenues for the Storage Systems segment increased from 15.7% in 2008 to 16.7% in 2009 as a result of the decrease in revenues.

2008 compared to 2007:

Consolidated R&D expenses increased by $17.3 million, or 2.6%, in 2008 as compared to 2007.

Semiconductor Segment:

R&D expenses for the Semiconductor segment increased by $8.6 million, or 1.6%, in 2008 as compared to 2007 and increased slightly as a percentage of segment revenues from 29.5% in 2007 to 29.7% in 2008. The increase was attributable to the merger with Agere, partially offset by reduced expenditures resulting from the sale of the Mobility and Consumer Products Groups, headcount reductions from our restructuring actions and decreased spending related to third-party design tools used in the design of custom silicon and standard products.

Storage Systems Segment:

R&D expenses for the Storage Systems segment increased by $8.7 million, or 6.7%, in 2008 as compared to 2007. The increase was primarily attributable to increased compensation-related expenditures as well as increased material spending for R&D projects associated with new product development.

Selling, General and Administrative

The following table summarizes our selling, general and administrative, or SG&A, expenses by segment:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Semiconductor segment	$212.7	$278.6	$264.1
Percentage of Semiconductor segment revenues	15.0%	15.5%	14.8%
Storage Systems segment	$113.3	$128.3	$117.3
Percentage of Storage Systems segment revenues	14.2%	14.5%	14.2%

Consolidated	$326.0	$406.9	$381.4

Percentage of total revenues	14.7%	15.2%	14.6%

2009 compared to 2008:

Consolidated SG&A expenses decreased by $80.9 million, or 19.9%, in 2009 as compared to 2008.

Semiconductor Segment:

SG&A expenses for the Semiconductor segment decreased by $65.9 million, or 23.7%, in 2009 as compared to 2008. The decrease was primarily attributable to lower compensation-related expenses as a result of reduced headcount from the restructuring actions taken since January 2009, other compensation-related cost reduction measures, a decrease in amortization of identified intangible assets, and lower selling and general expenses attributable to continued cost containment activities. SG&A expenses as a percentage of segment revenues decreased from 15.5% in 2008 to 15.0% in 2009, as a result of the decrease in SG&A expenses.

Storage Systems Segment:

SG&A expenses for the Storage Systems segment decreased by $15.0 million, or 11.7%, in 2009 as compared to 2008. The decrease was primarily attributable to lower compensation-related expenses and other discretionary expenses as a result of continued cost containment activities, along with lower bad debt expense due to the decrease in revenues. The decrease was offset in part by additional expenditures associated with the 3ware and ONStor acquisitions. SG&A expenses as a percentage of segment revenues decreased from 14.5% in 2008 to 14.2% in 2009, as a result of the decrease in expenses.

2008 compared to 2007:

Consolidated SG&A expenses increased by $25.5 million, or 6.7%, in 2008 as compared to 2007.

Semiconductor Segment:

SG&A expenses for the Semiconductor segment increased by $14.5 million, or 5.5%, in 2008 as compared to 2007 and increased as a percentage of segment revenues from 14.8% in 2007 to 15.5% in 2008. The increase was attributable to the merger with Agere, partially offset by reduced expenditures resulting from the sale of the Mobility and Consumer Products Groups as well as headcount reductions from our restructuring actions.

Storage Systems Segment:

SG&A expenses for the Storage Systems segment increased by $11.0 million, or 9.4%, in 2008 as compared to 2007 and increased as a percentage of segment revenues from 14.2% in 2007 to 14.5% in 2008. The increase was primarily attributable to an increase in sales and marketing expenditures to support higher revenues in 2008 compared to 2007.

Restructuring of Operations and Other Items

A complete discussion of our restructuring actions in 2009, 2008 and 2007 is included in Note 2 to our consolidated financial statements in Item 8.

For the year ended December 31, 2009, we recorded charges of $38.2 million in restructuring of operations and other items, net, consisting of $30.2 million in charges for restructuring of operations and $8.0 million in charges for other items. Of these charges, $34.9 million and $3.3 million were recorded in the Semiconductor segment and the Storage Systems segment, respectively. The restructuring charges were largely related to an accrual for remaining payments to be made under a licensing arrangement for design tools that we will no longer use and for severance and termination benefits for approximately 200 employees primarily related to headcount reductions from our restructuring actions taken in April and July 2009.

As a result of the restructuring actions taken since January 2009, we have been realizing operating expense savings of approximately $12.0 million per quarter beginning the fourth quarter of 2009.

For the year ended December 31, 2008, we recorded charges of $43.7 million in restructuring of operations and other items, net, consisting of $35.5 million in charges for restructuring of operations and $8.2 million in charges for other items. Of these charges, $41.1 million and $2.6 million were recorded in the Semiconductor segment and the Storage Systems segment, respectively. The restructuring charges were largely related to severance and termination benefits for approximately 260 employees associated with a broad-based reorganization that was announced in

January 2009 and various lease termination costs. The charges were offset in part by a gain on the sale of land in Gresham, Oregon.

For the year ended December 31, 2007, we recorded charges of $148.1 million in restructuring of operations and other items, net, consisting of $142.9 million in charges for restructuring of operations and $5.2 million in charges for other items. Of these charges, $143.4 million and $4.7 million were recorded in the Semiconductor segment and the Storage Systems segment, respectively. We completed the sale of our Consumer Products Group in the third quarter of 2007 and the sales of our semiconductor assembly and test operations in Thailand and our Mobility Products Group in the fourth quarter of 2007. We also announced the elimination of approximately 900 non-production positions, inclusive of the Consumer Products Group, across all business and functional areas worldwide in the second quarter of 2007, and in the third quarter of 2007 announced the elimination of approximately 2,100 production positions worldwide associated with the sale of our assembly and test operations in Thailand and our plan to transition assembly and test operations performed at our facilities in Singapore and Wichita, Kansas to current manufacturing partners.

Goodwill and Identified Intangible Asset Impairment Charges

We monitor the recoverability of goodwill and identified intangible assets recorded in connection with acquisitions, by reporting unit, annually in our fourth quarter or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. There was no impairment of goodwill or identified intangible assets in 2009. During the fourth quarters of 2008 and 2007, we determined that, based on the then current market conditions in the semiconductor industry, the carrying amounts of goodwill and certain identified intangible assets for our Semiconductor reporting unit were no longer recoverable. We recognized goodwill impairment charges of $364.1 million and $2,019.9 million in the fourth quarter of 2008 and 2007, respectively. The fair value of the Semiconductor reporting unit was estimated by using the present value of estimated future cash flows. In addition, we recognized $177.5 million and $1.6 million in charges for the impairment of certain identified intangible assets in the Semiconductor segment for the years ended December 31, 2008 and 2007, respectively.

Acquired In-Process Research and Development

Our methodology for allocating the purchase price relating to purchase acquisitions to acquired in-process research and development, or IPR&D, involves established valuation techniques in the high-technology industry. Prior to January 1, 2009, IPR&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Beginning January 1, 2009, IPR&D is capitalized and classified as indefinite-lived until the completion or abandonment of the associated research and development activities. The fair value of technology under development is determined using the income approach, which discounts expected future cash flows to present value. A discount rate is used for the projects to account for the risks associated with the inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances, which could affect the estimates recorded. The discount rates used in the present value calculations are derived from a weighted-average cost-of-capital analysis.

In 2009, we capitalized $0.8 million related to acquired IPR&D that was included in identified intangible assets, net, in the consolidated balance sheets. In 2008, there were no IPR&D charges. For the year ended December 31, 2007, we recorded IPR&D charges of $188.9 million in connection with the Tarari, Inc., Agere Systems Inc. and SiliconStor, Inc. acquisitions.

The following table summarizes details of the 2007 acquisitions at the acquisition dates:

				Estimated Cost			Revenue Projections
Company	Acquisition Date	Projects	IPR&D	to Complete		Discount Rate	Extend Through
			(Dollars in millions)

Tarari	October 3, 2007	Content Inspection-Abraxas-5 Gbps;	$6.0	$2.9		22.7%	2013
		Abraxas-10Gbps; Electra
Agere	April 2, 2007	Storage — read channel and preamps;	$176.4	$85.8	*	13.8%	2021
		Mobility — HSPDA for 3G;
		Networking — modems, Firewire, serdes, media gateway, VoIP, network processors, Ethernet, mappers and framers
SiliconStor	March 13, 2007	Storage — SATA/SAS multiplexers	$6.5	$4.4		27.0%	2017

*	This amount excludes estimated costs to complete the Mobility-HSPDA for 3G project because we sold the Mobility Products Group to Infineon Technologies in the fourth quarter of 2007.

As of December 31, 2009, the actual development timelines and costs for the IPR&D projects described above were in line with original estimates. However, development of the technology remains a substantial risk to us due to a number of factors, including the remaining effort to achieve technical feasibility, rapidly changing customer needs and competitive threats from other companies. Failure to bring these products to market in a timely manner could adversely affect our sales and profitability in the future.

Interest (Expense) or Income and Other, net

The following table summarizes our interest expense and components of interest income and other, net, for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Interest expense	$(21.9)	$(34.9)	$(31.0)
Interest income	20.6	46.2	58.6
Other expense, net	(0.3)	(10.1)	(11.8)

Total	$(1.6)	$1.2	$15.8

Interest Expense:

Interest expense decreased by $13.0 million in 2009 as compared to 2008 as a result of the repurchase of $118.6 million of 6.5% Convertible Subordinated Notes in November 2008 and the redemption of the remaining $243.0 million of these notes in June 2009.

Interest expense increased by $3.9 million in 2008 as compared to 2007 as a result of interest on 6.5% Convertible Subordinated Notes that we guaranteed in connection with the Agere merger in April 2007, offset in part by the repurchase of $118.6 million principal amount of these notes in November 2008.

Interest Income and Other, net:

Interest income decreased by $25.6 million in 2009 as compared to 2008 primarily as a result of lower interest rates and, to a lesser extent, lower cash balances during 2009 compared to 2008. Interest income decreased by $12.4 million in 2008 as compared to 2007 primarily as a result of lower interest rates during 2008 compared to 2007.

Other expense, net, decreased by $9.8 million in 2009 as compared to 2008 primarily as a result of lower impairment charges in the amount of $13.9 million for debt and equity securities, offset in part by lower foreign exchange gains. Other expenses, net, decreased by $1.7 million in 2008 as compared to 2007 primarily as a result of foreign exchange gains in 2008 compared to foreign exchange losses in 2007 and a gain from the repurchase of convertible notes, offset in part by impairment charges related to certain available-for-sale debt and equity securities.

Provision for Income Taxes

During 2009, we recorded an income tax benefit of $83.1 million, which represents an effective tax rate of approximately 64% on the loss before income taxes of $130.8 million. This rate differs from the U.S. statutory rate primarily because we have a full valuation allowance recorded against U.S. and certain non-U.S. net deferred tax assets and certain profitable non-U.S. jurisdictions where we have income taxes. The benefit for income taxes for 2009 primarily reflects a net reversal of $111.7 million in liabilities, which includes previously unrecognized tax benefits of $88.3 million and interest and penalties of $23.4 million, because of settlements of multi-year tax audits in foreign jurisdictions, the expiration of various statutes of limitations and re-measurements of uncertain tax positions taken in prior periods based on new information.

During 2008, we recorded an income tax provision of $27.7 million, which represents an effective tax rate of approximately (5)% on the loss before income taxes of $594.6 million. This rate differs from the U.S. statutory rate primarily due to a full valuation allowance recorded against U.S. and certain non-U.S. net deferred tax assets and income taxes related to certain profitable non-U.S. jurisdictions. We also recorded a release of a $13.9 million liability because various statutes of limitations expired during the year and an increase of $5.6 million in liabilities as a result of a re-measurement of uncertain tax positions taken in prior periods based on new information received during 2008.

During 2007, we recorded an income tax provision of $11.3 million, which represents an effective tax rate of approximately 0%. This rate differs from the U.S. statutory rate primarily due to a full valuation allowance recorded against U.S. and certain non-U.S. net deferred tax assets. We also benefited from lower tax rates in foreign jurisdictions. The provision for income taxes for 2007 reflects a release of a $5.4 million liability because various statutes of limitations expired and a reduction of previous years’ uncertain tax positions. The provision for income taxes for 2007 also includes the impact of recording a $26.1 million tax benefit as a result of a $67.9 million reduction to the pension benefit and other obligations.

Excluding certain foreign jurisdictions, management believes that it is more likely than not that the future benefit of deferred tax assets will not be realized.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Cash, cash equivalents and short-term investments decreased to $962.1 million as of December 31, 2009 from $1,119.1 million as of December 31, 2008. The decrease was mainly due to cash outflows for financing and investing activities, offset in part by cash generated from operating activities as described below.

Working Capital

Working capital decreased by $270.8 million to $731.1 million as of December 31, 2009 from $1,001.9 million as of December 31, 2008. The decrease was attributable to the following:

•	Cash, cash equivalents and short-term investments decreased by $157.0 million;

•	Current portion of long-term debt increased by $104.9 million because of the reclassification of $350.0 million of 4% Convertible Subordinated Notes due in May 2010 from long-term debt to the current portion of long-term debt, offset in part by the redemption of $243.0 million principal amount of 6.5% Convertible Subordinated Notes during 2009;

•	Inventories decreased by $51.2 million primarily as a result of reduced inventory purchases to reflect the reduction in revenues from the global economic downturn and also as a direct result of our continued focus on supply chain management;

•	Prepaid expenses and other current assets decreased by $40.7 million primarily due to decreases in prepaid taxes and prepaid software maintenance; and

•	Accounts payable increased by $12.0 million primarily as a result of the normal timing of invoice receipts and payments.

These decreases in working capital were offset in part by the following:

•	Accrued salaries, wages and benefits decreased by $37.4 million primarily as a result of the absence of performance-based compensation accruals;

•	Accounts receivable increased by $35.0 million primarily as a result of higher revenues in the fourth quarter of 2009 compared to the same quarter of 2008; and

•	Other accrued liabilities decreased by $22.6 million primarily attributable to a reversal in tax liabilities because of settlements of multi-year tax audits in foreign jurisdictions, utilization of restructuring reserves and a decrease in liabilities with third-party manufacturers.

Working capital decreased by $428.2 million to $1,001.9 million as of December 31, 2008 from $1,430.1 million as of December 31, 2007. The decrease was attributable to the following:

•	Cash, cash equivalents and short-term investments decreased by $278.5 million;

•	The current portion of our long-term debt increased by $245.1 million because of the reclassification of our 6.5% Convertible Subordinated Notes due in December 2009 from long-term debt to the current portion of long-term debt;

•	Accounts receivable decreased by $102.4 million as a result of lower revenues in the fourth quarter of 2008 compared to the same period in 2007; and

•	Inventories declined by $20.3 million primarily as the result of a shift to progress billing for one of our customers and a reduction in buffer stocks established to facilitate our transition to contract manufacturers, offset in part by inventories sold to customers later than expected.

These decreases in working capital were offset in part by the following:

•	Accounts payable decreased by $128.4 million primarily attributable to a reduction in purchases as a result of the global economic downturn and the timing of invoice receipts and payments;

•	Other accrued liabilities decreased by $77.4 million primarily as a result of the utilization of restructuring reserves, decreases in the retiree medical liability, income taxes payable and liabilities with third-party manufacturers, partially offset by an increase in tax reserves;

•	Prepaid expenses and other current assets increased by $8.1 million primarily attributable to an increase in deferred tax assets, prepaid taxes, and software additions, net of amortization, offset in part by decreases in assets held for sale and a reduction in notes receivables; and

•	Accrued salaries, wages and benefits decreased by $4.2 million primarily attributable to timing of payments offset in part by the establishment of a sabbatical reserve.

Cash Provided by Operating Activities

During the year ended December 31, 2009, we generated $204.5 million of cash from operating activities compared to $278.1 million in 2008. Cash provided by operating activities in 2009 was the result of the following:

•	A net loss offset by positive non-cash adjustments, including depreciation, amortization and stock-based compensation expense. The non-cash items and other non-operating adjustments are quantified in our consolidated statements of cash flows included in Item 8; and

•	A net decrease of $86.2 million in assets and liabilities, including changes in working capital components from December 31, 2008 to December 31, 2009, as discussed above.

During the year ended December 31, 2008, we generated $278.1 million of cash from operating activities compared to $295.0 million generated in 2007. Cash generated by operating activities in 2008 was the result of the following:

•	A net loss offset by positive non-cash adjustments, including goodwill and other intangible impairment charges and depreciation and amortization. The non-cash items and other non-operating adjustments are quantified in our consolidated statements of cash flows included in Item 8; and

•	A net decrease of $81.0 million in assets and liabilities, including changes in working capital components from December 31, 2007 to December 31, 2008, as discussed above.

Cash Used in Investing Activities

Cash used in investing activities for the year ended December 31, 2009 was $34.1 million as compared to $163.4 million for the year ended December 31, 2008. The primary investing activities during 2009 were:

•	Purchases of property, equipment and software, net of sales;

•	Proceeds from maturities and sales of available-for-sale debt securities and equity securities, net of purchases;

•	Acquisition of businesses and companies, net of cash acquired;

•	A decrease in non-current assets and deposits; and

•	Proceeds from maturity of notes receivable associated with sale of our assembly and test operations in Thailand.

Cash used in investing activities for the year ended December 31, 2008 was $163.4 million as compared to $1,121.4 million provided by investing activities for the year ended December 31, 2007. The primary investing activities during 2008 were:

•	Proceeds from maturities and sales of available-for-sale debt securities and equity securities, net of purchases;

•	Purchases of property, equipment and software, net of sales;

•	Acquisition of businesses, net of cash acquired;

•	Proceeds from maturity of notes receivable associated with sale of our assembly and test operations in Thailand; and

•	An increase in non-current assets and deposits.

We expect capital expenditures to be approximately $55.0 million in 2010. In recent years, we have reduced our level of capital expenditures as a result of our focus on establishing strategic supplier alliances with foundry semiconductor manufacturers and with third-party assembly and test operations, which enables us to have access to advanced manufacturing capacity while reducing our capital spending requirements.

Cash Used in Financing Activities

Cash used in financing activities for the year ended December 31, 2009 was $225.3 million as compared to $303.0 million for the year ended December 31, 2008. The financing activities during 2009 were the use of $244.0 million to redeem our convertible subordinated notes, offset in part by the proceeds from issuances of common stock under our employee stock plans.

Cash used in financing activities for the year ended December 31, 2008 was $303.0 million as compared to $724.5 million in 2007. The primary financing activities during 2008 were the use of $229.2 million to purchase common stock under our repurchase programs and the use of $116.6 million to repurchase our convertible subordinated notes, offset in part by proceeds from issuances of common stock under our employee stock plans.

It is our policy to reinvest our earnings, and we do not anticipate paying any cash dividends to stockholders in the foreseeable future.

Cash, cash equivalents and short-term investments are our primary source of liquidity. We believe that our existing liquid resources and cash generated from operations will be adequate to meet our operating and capital requirements and other obligations, including repayment of our outstanding convertible subordinated notes as they mature, for more than the next 12 months. We may find it desirable to obtain additional debt or equity financing or seek to refinance our existing convertible notes. Such financing may not be available to us at all or on acceptable terms if we determine that it would be desirable to obtain additional financing.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2009:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Other		Total
	(In millions)

Convertible subordinated notes	$350.0	$—	$—	$—	$—		$350.0
Interest payments on convertible subordinated notes	7.0	—	—	—	—		7.0
Operating lease obligations	71.9	49.9	13.6	1.3	—		136.7
Purchase commitments	408.4	151.2	—	—	—		559.6
Unrecognized tax positions plus interest and penalties	11.2	—	—	—	103.0	**	114.2
Pension contributions	31.0 to 37.0	*	*	*	*		31.0 to 37.0

Total	$879.5 to 885.5	$201.1	$13.6	$1.3	$103.0		$1,198.5 to 1,204.5

*	We have pension plans covering substantially all former Agere U.S. employees, excluding management employees hired after June 30, 2003. We also have pension plans covering certain international employees. Although additional future contributions will be required, the amount and timing of these contributions will be affected by actuarial assumptions, the actual rate of return on plan assets, the level of market interest rates, and the amount of voluntary contributions to the plans. The amount shown in the table represents our planned contributions to our pension plans within a year. Because any contributions for 2011 and later will depend on the value of the plan assets in the future and thus are uncertain, we have not included any amounts for 2011 and beyond in the above table. Effective April 6, 2009, we froze the U.S. defined benefit pension plans, which cover active participants who joined us from Agere. As of December 31, 2009, our projected pension benefit obligation exceeded the fair value of our plan assets by $455.0 million. See Note 5 to our consolidated financial statements in Item 8.

**	Represents the non-current tax payable obligation. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.

Convertible Subordinated Notes

As of December 31, 2009, we had outstanding $350.0 million of 4% Convertible Subordinated Notes due May 15, 2010. Interest on these notes is payable semiannually on May 15 and November 15 of each year. These notes are subordinated to all existing and future senior debt and are convertible at the holder’s option into shares of our common stock at a conversion price of approximately $13.42 per share at any time prior to maturity. We cannot elect to redeem these notes prior to maturity. Each holder of these notes has the right to cause us to repurchase all of such holder’s convertible notes at a price equal to 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change, which includes a transaction or an event such as an exchange offer, liquidation, a tender offer, consolidation, certain mergers or combination.

Fluctuations in our stock price affect the prices of our outstanding convertible securities and the likelihood of the convertible securities being converted into equity. We believe that our current cash position and expected future operating cash flows will be adequate to redeem these notes.

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

Uncertain Tax Positions

As of December 31, 2009, the amount of the unrecognized tax benefits was $163.9 million, of which we expect to pay $11.2 million within one year. Accordingly, this amount has been recorded in other current liabilities. For the remaining balance, we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. For the year ended December 31, 2009, we recorded a reversal of $144.6 million in liabilities, which includes previously unrecognized tax benefits of $113.3 million and interest and penalties of $31.3 million, because of settlements of multi-year tax audits in foreign jurisdictions and the expiration of various statutes of limitations. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of various statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, we estimate that, in addition to the $11.2 million discussed above, unrecognized tax benefits, plus accrued interest and penalties, could decrease by an amount of up to $29.8 million.

Standby Letters of Credit

As of December 31, 2009 and 2008, we had outstanding obligations relating to standby letters of credit of $4.3 million and $19.2 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, claims from litigations and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amount and they generally have one-year terms.

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial condition and results of operations is based on the consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States. Note 1 to those financial statements describes our significant accounting policies. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures.

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

Stock-Based Compensation

Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free interest rate. Our stock-based compensation expense in 2009, 2008 and 2007 was $64.0 million, $72.3 million and $77.3 million, respectively.

Stock Options:

The fair value of each option grant is estimated as of the date of grant using a reduced form calibrated binomial lattice model, or the lattice model. The lattice model requires the use of historical data for employee exercise behavior and the use of assumptions, including expected life, risk-free interest rate and expected stock price volatility over the term of our employee stock options. The expected life of employee stock options is affected by all of the underlying assumptions and calibration of our model. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities appropriate for the term of our employee stock options, however this may not accurately reflect future interest rates.

We use an equally weighted combination of historical and implied volatilities as of the grant date. Although we believe that the equally weighted combination of historical and implied volatilities is more representative of future stock price trends than sole use of historical or implied volatilities, there is no way of accurately predicting the future stock price.

The lattice model estimates the probability of exercise by an employee as a function of two variables based on the entire history of exercises and cancellations for all past option grants made by us since our initial public offering. Such estimate may not be a reliable indicator of future employee behavior.

Forfeitures are estimated based on historical experience, which may not hold true in the future.

Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as a number of highly complex and subjective assumptions. We use third-party consultants to assist in developing the assumptions used in, as well as calibrating, the lattice model. We are responsible for determining the assumptions used in estimating the fair value of our share-based payment awards. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with the FASB guidance using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Employee Stock Purchase Plan:

Compensation expense under the employee stock purchase plan is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. This model requires the use of historical data for employee exercise behavior and the use of assumptions, including expected life, risk-free interest rate and expected stock price volatility. As such, it is subject to similar risks to those relating to stock options.

Inventory Valuation Methodology

Inventories are valued at the lower of cost or market using the first-in, first-out, or FIFO, method. We write down our inventories for estimated obsolescence and unmarketable inventory in an amount equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. Inventory impairment charges create a new cost basis for inventory.

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers with the risk of inventory obsolescence due to rapidly changing technology and customer requirements, product life-cycles, life-time buys at the end of supplier product runs and a shift of production to outsourcing. If actual demand or market conditions are less favorable than we project or our customers fail to meet projections, additional inventory write-downs may be required. Our inventory balance was $169.3 million and $220.5 million as of December 31, 2009 and 2008, respectively.

If market conditions are more favorable than expected, we could experience more favorable gross profit margins going forward as we sell inventory that was previously written down.

Valuation of Long-Lived Assets, Intangible Assets and Goodwill

We have historically pursued the acquisition of businesses, which has resulted in the accumulation of a significant amount of goodwill and intangible assets. We assess the impairment of long-lived assets such as identified intangible assets and property, plants and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of goodwill annually or sooner if events or changes in circumstances indicate that the carrying value may not be recoverable. When we determine that there is an indicator that the carrying value of long-lived assets, identified intangibles or related goodwill may not be recoverable, we measure impairment based on estimates of future cash flows.

The goodwill impairment testing is a two-step process and is performed by reporting unit. Our reporting units are Semiconductor and Storage Systems. The first step requires comparing the fair value of each reporting unit to its net book value. If the fair value of the reporting unit is greater than its net book value, there is no impairment. Otherwise, the second step must be completed to measure the amount of impairment. The second step calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step 1. The implied fair value of goodwill determined in step 2 is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.

In determining the fair value of each reporting unit, we rely solely on a discounted cash-flow analysis. We do research and analyze peer multiples for comparison purposes, but we do not rely directly upon such data due to the lack of specific comparability between the peer companies and our reporting units. Instead we employ the peer multiple data as a general check on the results of our discounted cash-flow analysis. The material assumptions used in performing the discounted cash-flow analysis include forecasts of expected future cash flows, including elements such as revenues, cost of sales, operating expenses, tax expenses, working capital, investment and capital expenditures. Key assumptions include expected near- and long-term growth rates, as well as expected profitability levels and capital investment. Since the forecasted cash flows of the business, as well as those allocated to individual assets, need to be discounted to present value in order to arrive at estimates of fair value, discount rates must also be estimated and applied in the valuation models. These discount rates are based on estimates of a market weighted-average cost-of-capital for each reporting unit, with adjustments made to account for the relative risk of individual assets valued.

In the fourth quarters of 2008 and 2007, the economic conditions in the semiconductor industry deteriorated and our stock price declined, resulting in our market capitalization falling below our net book value. Additionally, in the fourth quarter of 2008, our revenues declined significantly from initial expectations amidst a global economic downturn. During the fourth quarters of 2008 and 2007, the results of our analysis indicated that the carrying amount of goodwill for our Semiconductor reporting unit was no longer recoverable and we recognized goodwill impairment charges of $364.1 million and $2,019.9 million in the Semiconductor segment during 2008 and 2007, respectively. Although we believe that our methods of evaluating impairment are reasonable, future changes in economic and other conditions could force us to take additional charges. Our next annual test for the impairment of goodwill is expected to be performed in the fourth quarter of 2010 or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable.

We assess the recoverability of our identified intangible assets based on our estimates of undiscounted projected future operating cash flows compared to the net book value of the identified intangible assets. In cases where the net book value exceeds undiscounted projected future operating cash flows, an impairment exists. The impairment charge is measured as the difference between the net book value of the identified intangible assets and the fair value of such assets. The fair value is determined using a discounted cash-flow approach for each asset grouping. In 2008, we recorded impairment charges of $177.5 million in the Semiconductor segment, of which

$98.1 million related to existing technology and $79.4 million related to customer relationships. Additional impairment charges may be required in the future.

Restructuring Reserves

We have recorded reserves/accruals for restructuring costs related to our restructuring of operations. The restructuring reserves include estimated payments to employees for severance, termination fees associated with leases and other contracts, decommissioning and selling costs associated with assets held for sale, and other costs related to the closure of facilities. The restructuring reserves are based upon management estimates at the time they are recorded. These estimates can change depending upon changes in facts and circumstances subsequent to when the original liability was recorded. For example, existing accruals for severance may be modified if employees are redeployed due to circumstances not foreseen when the original plans were initiated, accruals for outplacement services may not be fully utilized by former employees, and severance accruals could change for statutory reasons in countries outside the United States. Accruals for facility leases under which we ceased using the benefits conveyed to us under the lease may change if market conditions for subleases change or if we later negotiate a termination of the lease.

Income Taxes

The calculation of our tax liabilities involves the application of complex tax rules and regulations in multiple jurisdictions throughout the world. We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to uncertain tax positions. Significant changes to these estimates may result in an increase or a decrease to our tax provision in a subsequent period.

We recognize the effect of income tax positions only if these positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We record interest and penalties related to unrecognized tax benefits in income tax expense.

Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. We have recorded a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. See Note 12 to our financial statements in Item 8 for more details about our deferred tax assets and liabilities.

Retirement Benefits

Post-retirement assets and liabilities are our estimates of benefits that we expect to pay to eligible retirees. We consider various factors in determining our post-retirement group life assets, including the number of employees that we expect to receive benefits and other actuarial assumptions. Effective January 1, 2009, the post-retirement medical plans were terminated, and therefore that liability at the end of 2008 represented management’s best estimate for medical claims from 2008. Actual post-retirement benefits paid in 2009 were $1.5 million less than the estimate, and therefore this amount was recorded as a credit in 2009.

For defined benefit pension plans, we consider various factors in determining our pension liability and net period benefit cost, including the number of employees that we expect to receive benefits, their salary levels and years of service, the expected return on plan assets, the discount rate, the timing of the payment of benefits, and other actuarial assumptions. If the actual results and events of our pension plan differ from our current assumptions, our benefit obligations may be over-or under-valued.

The key benefit plan assumptions are the discount rate and the expected rate of return on plan assets. The assumptions discussed below are for our U.S. retirement benefit plans. For our international plans, we chose assumptions specific to each country.

The discount rate we use is based on a cash-flow analysis using the Citigroup Pension Discount Curve and the Citigroup Above Median Pension Discount Curve as of the measurement date. We base our salary increase assumptions on historical experience and future expectations. In developing the expected rate of return, we consider long-term compound annualized returns based on historical market data, historical and expected returns on the various categories of plan assets, and the target investment portfolio allocation among debt, equity securities and other investments.

For 2009, we used an expected rate of return on plan assets of 8.25% and 8.0% for the management and represented pension plans, respectively. For our U.S. post-retirement benefit plans, we used a weighted-average long-term rate of return on assets of 7.5%. For the U.S. plans, we use a calculated market related value of assets, or MRVA, in determining the estimated return on plan assets. The MRVA smoothes the recognition of asset gains and losses over a five year period. Because of this smoothing, the MRVA also affects the determination of amortization of gains or losses. As of December 31, 2009, the MRVA for the U.S. plans was $988.4 million as compared to a fair value of $879.2 million. If we used the fair value, the net periodic benefit cost would increase by $12.8 million for 2010.

Actuarial assumptions are based on our best estimates and judgment. Material changes may occur in retirement benefit costs in the future if these assumptions differ from actual events or experience. We performed a sensitivity analysis on the discount rate, which is the key assumption in calculating the pension and post-retirement benefit obligations. Each change of 25 basis points in the discount rate assumption would have an estimated $0.1 million impact on annual net retirement benefit costs for the year ended December 31, 2009 and a $37.0 million impact on benefit obligations at December 31, 2009. Each change of 25 basis points in the expected rate of return assumption would have an estimated $2.5 million annual impact on net retirement benefit costs.

Fair Value Measurements

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

We utilize the market approach to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The fair value inputs are reviewed by management for reasonableness, may be further validated by comparison to publicly available information and could be adjusted based on market indices or other information that management deems material to their estimate of fair value. In the current market environment, the assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio, and because substantially all of our valuation inputs are obtained using quoted market prices for identical or similar assets, we do not believe that the nature of estimates and assumptions affected by levels of subjectivity and judgment was material to the valuation of our investment portfolio.

We do not estimate the fair value for non-marketable equity securities unless there are identified events or changes in circumstances that may have a significant adverse effect on the investment. If management determines that these non-marketable equity investments are impaired, losses are generally measured by using pricing reflected in current rounds of financing.

Other Than Temporary Impairment

We recognize an impairment charge when declines in the fair values of our investment in debt and equity securities below their cost basis are judged to be other than temporary. We evaluate both qualitative and quantitative factors, such as duration and severity of the unrealized loss, credit ratings, prepayment speeds, default and loss rates of the underlying collateral, structure and credit enhancements to determine if a credit loss may exist.

For investments in equity securities, to determine if an impairment has occurred, we review the financial performance of each investee, industry performance and outlook for each investee, the trading prices of marketable equity securities and pricing in current rounds of financing for non-marketable equity securities. If an unrealized loss is determined to be other than temporary, a loss is recognized as a component of interest income and other, net. For marketable equity securities, impairment losses are measured using the closing market price of the marketable securities on the date management determined that the investments are impaired. For non-marketable equity securities, impairment losses are generally measured by using pricing reflected in current rounds of financing. We do not estimate the fair values of non-marketable equity investments unless there are identified events or changes in circumstances that may have a significant adverse effect on the investments.

RECENT ACCOUNTING PRONOUNCEMENTS

The information contained in Note 1 to our financial statements in Part II, Item 8 under the heading “Recent Accounting Pronouncements” is incorporated by reference into this Part II, Item 7.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

A 10% weighted-average worldwide interest rate movement affecting our fixed and floating rate financial instruments as of December 31, 2009 and 2008, including investments and debt obligations, would not have had a significant effect on our financial position, results of operations or cash flows over the next fiscal year, assuming that the debt and investment balances remained consistent.

With the objective of protecting our cash flows and earnings from the impact of fluctuations in interest rates, while minimizing the cost-of-capital, we may enter into interest rate swaps from time to time. As of December 31, 2009, there were no interest rate swaps outstanding.

Foreign Currency Exchange Risk

We have foreign subsidiaries that operate and sell our products in various global markets. As a result, our cash flows and earnings are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through operational strategies and financial market instruments. We use various hedge instruments, primarily forward contracts with maturities of 12 months or less, to manage our exposure associated with net asset and liability positions and cash flows denominated in non-functional currencies. We did not enter into derivative financial instruments for trading purposes during 2009 and 2008.

Based on our overall currency rate exposures at December 31, 2009, including derivative financial instruments and non-functional currency-denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar would not have a significant effect on our financial position, results of operations or cash flows over the next fiscal year. In 2008, a near-term 10% appreciation or depreciation of the U.S. dollar would also not have had a significant effect.

Equity Price Risk

We have investments in available-for-sale equity securities included in our long-term assets. The fair values of these investments are sensitive to equity price changes. Changes in the value of these investments are ordinarily recorded through accumulated other comprehensive income. The increase or decrease in the fair value of the investments would affect our results of operations to the extent that the investments were sold or that declines in value were concluded by management to be other than temporary.

If the prices of our available-for-sale equity securities were to increase or decrease 10% from their fair values as of December 31, 2009, it would increase or decrease the investment values by $0.1 million. As of December 31, 2008, a 10% increase or decrease in fair values would have increased or decreased the investment values by $0.1 million. We do not use any derivatives to hedge the fair value of our marketable available-for-sale equity securities.

Credit and Market Liquidity Risks

As of December 31, 2009, we had investments in money market mutual funds of $631.1 million and short-term debt securities of $183.8 million. These securities are classified as available-for-sale and accordingly are recorded at fair market value in cash and cash equivalents or short-term investments with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of applicable taxes.

These investments expose us to credit risk or the risk of loss should the issuer of the debt securities held in our portfolio or by the money market mutual funds we invest in be unable to meet their financial obligations under those securities. Our available-for-sale debt securities at December 31, 2009 included $138.3 million of asset-backed and mortgage-backed securities, of which $115.8 million are issued by agencies of the U.S. government. We diversify our investments to reduce the exposure to loss from any single issuer, sector, bank or mutual fund.

We are also exposed to market liquidity risk. This is the risk that the demand for securities in the market becomes significantly lower than normal or ceases to exist, similar to circumstances that existed during the recent global financial crisis. During the course of that crisis, the Federal Reserve implemented a number of new programs designed to improve liquidity and conditions in financial markets. Due to the improved functioning of financial markets, many of those programs have expired or have been closed.

Despite the potential intervention by the Federal Reserve, should financial market conditions require it in the future, access to our funds could be limited in some cases and some money market funds could limit redemptions for a period of time. The impact of market liquidity risk on our investments is that we may be unable to sell our investments in a timely manner should we need to, or if we are able to sell them, the sale price of the investments may be lower than we expect.

Credit and market liquidity risks could impact our results of operations to the extent we incur a loss or if management determines that changes in prices of available-for-sale debt securities are other than temporary.

Item 8.	Financial Statements and Supplementary Data

LSI Corporation

Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$778,291	$829,301
Short-term investments	183,781	289,841
Accounts receivable, less allowances of $9,902 and $9,627, respectively	338,961	303,971
Inventories	169,335	220,535
Prepaid expenses and other current assets	115,084	155,814

Total current assets	1,585,452	1,799,462
Property and equipment, net	218,972	235,963
Identified intangible assets, net	739,244	889,995
Goodwill	188,698	175,624
Other assets	235,564	243,150

Total assets	$2,967,930	$3,344,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$213,008	$201,035
Accrued salaries, wages and benefits	77,281	114,730
Other accrued liabilities	214,096	236,661
Current portion of long-term debt	350,000	245,107

Total current liabilities	854,385	797,533

Long-term debt, net of current portion	—	350,000
Pension, post-retirement and other benefits	455,134	451,079
Income taxes payable — non-current	103,047	193,590
Other non-current liabilities	94,260	111,070

Total long-term obligations and other liabilities	652,441	1,105,739

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred shares; $.01 par value; 2,000 shares authorized; none outstanding	—	—
Common stock; $.01 par value; 1,300,000 shares authorized; 656,484 and 648,132 shares outstanding, respectively	6,565	6,481
Additional paid-in capital	6,142,674	6,058,786
Accumulated deficit	(4,408,494)	(4,360,775)
Accumulated other comprehensive loss	(279,641)	(263,570)

Total stockholders’ equity	1,461,104	1,440,922

Total liabilities and stockholders’ equity	$2,967,930	$3,344,194

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Corporation

Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenues	$2,219,159	$2,677,077	$2,603,643
Cost of revenues	1,375,758	1,608,108	1,699,785

Gross profit	843,401	1,068,969	903,858
Research and development	608,312	672,511	655,224
Selling, general and administrative	326,014	406,875	381,409
Restructuring of operations and other items, net	38,246	43,717	148,121
Goodwill and identified intangible asset impairment charges	—	541,586	2,021,463
Acquired in-process research and development	—	—	188,872

Loss from operations	(129,171)	(595,720)	(2,491,231)
Interest expense	(21,931)	(34,943)	(31,020)
Interest income and other, net	20,272	36,110	46,758

Loss before income taxes	(130,830)	(594,553)	(2,475,493)
(Benefit)/provision for income taxes	(83,111)	27,700	11,326

Net loss	$(47,719)	$(622,253)	$(2,486,819)

Net loss per share:
Basic	$(0.07)	$(0.96)	$(3.87)

Diluted	$(0.07)	$(0.96)	$(3.87)

Shares used in computing per share amounts:
Basic	651,238	647,953	641,823

Diluted	651,238	647,953	641,823

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Corporation

Consolidated Statements of Stockholders’ Equity
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income/(Loss)	Total

Balances at December 31, 2006	403,680	$4,037	$3,102,178	$(1,220,306)	$9,829	$1,895,738
Net loss				(2,486,819)
Cumulative effect adjustment to accumulated deficit with respect to the adoption of FASB guidance on uncertain tax positions				(27,193)
Adoption of FASB guidance on sabbatical leave				(4,204)
Foreign currency translation adjustments					6,982
Net unrealized gain on available-for-sale securities, net of tax $197					5,682
Actuarial gain on pension and post-retirement plans, net of tax $26,122					41,798

Total comprehensive loss						(2,463,754)

Issuance of common stock in connection with Agere merger	368,002	3,680	3,641,384			3,645,064
Agere restricted stock units & options vested as of acquisition date			50,158			50,158
Repurchase of shares	(102,642)	(1,026)	(769,726)			(770,752)
Issuance to employees under stock option and purchase plans	7,176	71	46,238			46,309
Issuance of common stock pursuant to restricted stock awards, net	4,379	44	(11,869)			(11,825)
Stock-based compensation related to employee stock options			47,127			47,127
Stock-based compensation related to employee stock purchase plan			11,757			11,757
Stock-based compensation related to restricted shares			35,174			35,174

Balances at December 31, 2007	680,595	6,806	6,152,421	(3,738,522)	64,291	2,484,996
Net loss				(622,253)
Foreign currency translation adjustments					20,824
Net unrealized gain on available-for-sale securities, net of tax $1,288					852
Net unrealized loss on cash-flow hedges, net of tax $0					(905)
Actuarial loss on pension and post-retirement plans, net of tax $0					(357,957)
Amortization of prior service cost and net actuarial loss included in net periodic benefit credit					9,325

Total comprehensive loss						(950,114)

Repurchase of shares	(44,611)	(446)	(228,978)			(229,424)
Issuance to employees under stock option and purchase plans	9,403	94	42,834			42,928
Issuance of common stock pursuant to restricted stock awards, net	2,745	27	(6,022)			(5,995)
Stock-based compensation related to employee stock options			55,037			55,037
Stock-based compensation related to employee stock purchase plan			8,473			8,473
Stock-based compensation related to restricted shares			35,021			35,021

Balances at December 31, 2008	648,132	6,481	6,058,786	(4,360,775)	(263,570)	1,440,922
Net loss				(47,719)
Foreign currency translation adjustments					5,273
Net unrealized gain on available-for-sale securities, net of tax $1,957					3,248
Net unrealized gain on cash-flow hedges, net of tax $467					775
Actuarial loss on pension and post-retirement plans, net of tax $717					(23,828)
Amortization of prior service cost and net actuarial loss included in net periodic benefit credit					(1,539)

Total comprehensive loss						(63,790)

Issuance to employees under stock option and purchase plans	6,139	62	18,685			18,747
Issuance of common stock pursuant to restricted stock awards, net	2,213	22	(4,857)			(4,835)
Stock-based compensation related to employee stock options			39,988			39,988
Stock-based compensation related to employee stock purchase plan			8,394			8,394
Stock-based compensation related to restricted shares			21,678			21,678

Balances at December 31, 2009	656,484	$6,565	$6,142,674	$(4,408,494)	$(279,641)	$1,461,104

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Corporation

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2009	2008	2007

Operating activities:
Net loss	$(47,719)	$(622,253)	$(2,486,819)
Adjustments:
Depreciation and amortization	268,162	324,223	278,542
Stock-based compensation expense	63,983	72,283	77,267
Non-cash restructuring of operations and other items, net	690	(4,215)	98,909
Goodwill and identified intangible assets impairment charges	—	541,586	2,021,463
Acquired in-process research and development	—	—	188,872
Gain on redemption/repurchase of convertible subordinated notes	(149)	(3,178)	—
Write-down of debt and equity securities, net of gain on sale of equity securities	1,529	15,273	2,396
Gain on sale of property and equipment, including assets held-for-sale	(145)	(123)	(9,399)
Unrealized foreign exchange loss	1,301	25,469	4,207
Deferred taxes	3,063	10,027	(3,619)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	(34,986)	102,386	174,962
Inventories	64,592	20,307	74,708
Prepaid expenses and other assets	68,469	52,024	21,557
Accounts payable	8,420	(130,129)	(39,162)
Accrued and other liabilities	(192,736)	(125,628)	(108,885)

Net cash provided by operating activities	204,474	278,052	294,999

Investing activities:
Purchase of debt securities available-for-sale	(10)	(190,548)	(303,407)
Proceeds from maturities and sales of debt securities available-for-sale	90,572	240,157	616,224
Purchases of equity securities	(14,159)	(8,500)	(10,500)
Proceeds from sale of equity securities	165	—	—
Purchases of property, equipment and software	(90,004)	(134,589)	(102,823)
Proceeds from sale of property and equipment	2,773	13,674	16,166
Cash acquired from acquisition of Agere, net of acquisition costs	—	—	517,712
Acquisitions of other businesses and companies, net of cash acquired	(46,981)	(95,137)	(132,830)
Proceeds from sale of Consumer Products Group	—	—	22,555
Proceeds from sale of Mobility Products Group, net of transaction costs	—	—	445,500
Proceeds from sale of semiconductor operations in Thailand, net of transaction costs	—	—	49,600
Proceeds from maturity of notes receivable associated with sale of semiconductor operations in Thailand	10,000	20,000	—
Decrease/(increase) in non-current assets and deposits	13,501	(13,300)	—
Proceeds received from the resolution of a pre-acquisition income tax contingency	—	4,821	3,230

Net cash (used in)/provided by investing activities	(34,143)	(163,422)	1,121,427

Financing activities:
Redemption/repurchase of convertible subordinated notes	(244,047)	(116,636)	—
Issuances of common stock	18,747	42,928	46,280
Purchase of minority interest in subsidiary	—	(70)	—
Purchase of common stock under repurchase programs	—	(229,231)	(770,752)

Net cash used in financing activities	(225,300)	(303,009)	(724,472)

Effect of exchange rate changes on cash and cash equivalents	3,959	(3,889)	1,815

(Decrease)/increase in cash and cash equivalents	(51,010)	(192,268)	693,769
Cash and cash equivalents at beginning of year	829,301	1,021,569	327,800

Cash and cash equivalents at end of year	$778,291	$829,301	$1,021,569

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Corporation

Notes to Consolidated Financial Statements

Note 1 —	Significant Accounting Policies

Nature of the Business:  LSI Corporation (“LSI” or the “Company”) designs, develops and markets complex, high-performance storage and networking semiconductors and storage systems. The Company provides silicon-to-system solutions that are used at the core of products that create, store, consume and transport digital information. The Company offers a broad portfolio of capabilities including custom and standard product integrated circuits used in hard disk drives, solid state drives, high-speed communication systems, computer servers, storage systems, and personal computers. The Company also offers external storage systems, storage systems software, redundant array of independent disks (“RAID”) adapters for computer servers and RAID software applications.

The Company operates in two segments — the Semiconductor segment and the Storage Systems segment.

The Company’s Semiconductor segment designs, develops and markets highly complex integrated circuits for storage and networking applications. These solutions include both custom solutions and standard products. The Company designs custom solutions for a specific application defined by the customer. The Company develops standard products for market applications that it defines and sells to multiple customers. The Company sells its integrated circuits for storage applications principally to makers of hard disk drives, solid state drives and computer servers. The Company sells its integrated circuits for networking applications principally to makers of devices used in computer and telecommunications networks and, to a lesser extent, to makers of personal computers. The Company also generates revenue by licensing other entities to use its intellectual property.

The Company’s Storage Systems segment designs and sells enterprise storage systems and storage software applications that enable storage area networks. The Company also offers RAID adapters for computer servers and associated software for attaching storage devices to computer servers. The Company sells its storage systems and storage solutions primarily to original equipment manufacturers, who resell these products to end customers under their own brand name.

On April 2, 2007, the Company acquired Agere Systems Inc. (“Agere”) through the merger of Agere and a subsidiary of the Company.

Basis of Presentation:  The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Where the functional currency of the Company’s foreign subsidiaries is the local currency, all assets and liabilities are translated into U.S. dollars at the current rates of exchange as of the balance sheet date, and revenues and expenses are translated using weighted-average rates prevailing during the period. Accounts and transactions denominated in foreign currencies have been re-measured into functional currencies before translation into U.S. dollars. Foreign currency transaction gains and losses are included as a component of interest income and other, net. Gains and losses from foreign currency translation are included as a separate component of comprehensive income.

The Company has evaluated subsequent events through February 26, 2010, the date that the financial statements were issued.

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

Acquisitions:  The estimated fair value of acquired assets and assumed liabilities and the results of operations of purchased businesses are included in the Company’s consolidated financial statements from the effective date of the purchase. The total purchase price is allocated to the estimated fair value of assets acquired and liabilities assumed based on management estimates. Prior to January 1, 2009, direct acquisition costs, consisting of

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

investment banking, legal and accounting fees, were included in the purchase price. Beginning January 1, 2009, acquisition-related costs are expensed in the period the costs are incurred.

Revenue Recognition:  The majority of the Company’s product revenues are recognized when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable, and (iv) the title has transferred and collection of resulting receivables is reasonably assured (or probable in the case of software). Standard products sold to distributors are subject to specific rights of return, and revenue recognition is deferred until the distributor sells the product to a third-party because the selling price is not fixed and determinable. Revenues from the licensing of the Company’s intellectual property are recognized when the significant contractual obligations have been fulfilled and the fundamental revenue recognition criteria discussed above are met. Royalty revenues are recognized upon the sale of products subject to royalties and are recognized based upon reports received from licensees during the period, unless collectibility is not reasonably assured, in which case revenue is recognized when payment is received from the licensee. All amounts billed to a customer related to shipping and handling are classified as revenues, while all costs incurred by the Company for shipping and handling are classified as cost of revenues. Consideration given to customers, when offered, is primarily in the form of discounts and rebates and is accounted for as reductions to revenues in the same period the related sale is made. The amount of these reductions is based on historical rebate claims, specific criteria included in rebate agreements, and other factors known at the time.

Sales arrangements that include a combination of storage systems hardware, software where software is not considered more-than-incidental to the product being sold and/or services are accounted for as multiple element arrangements. Revenues from multiple element arrangements that include a combination of storage systems hardware, premium software and services are allocated to the separate elements based on relative fair values, which are determined based on the prices when the items are sold separately.

Income/(Loss) per Share:  Basic income/(loss) per share is computed by dividing net income/(loss) available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Diluted income/(loss) per share is computed using the weighted-average number of common and potentially dilutive common shares outstanding during the period using the treasury stock method for outstanding stock options and restricted stock unit awards and the if-converted method for convertible notes. Under the treasury stock method, the amount the employee must pay for exercising stock options and employee stock purchase rights, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

The following table sets forth a reconciliation of the numerators and denominators used in the computation of basic and diluted per share amounts:

	Year Ended December 31,
	2009			2008			2007
			Per-Share			Per-Share			Per-Share
	Loss*	Shares+	Amount	Loss*	Shares+	Amount	Loss*	Shares+	Amount
	(In thousands except per share amounts)

Basic:
Net loss available to common stockholders	$(47,719)	651,238	$(0.07)	$(622,253)	647,953	$(0.96)	$(2,486,819)	641,823	$(3.87)
Stock options, employee stock purchase rights and restricted stock unit awards	—	—	—	—	—	—	—	—	—
Diluted:
Net loss available to common stockholders	$(47,719)	651,238	$(0.07)	$(622,253)	647,953	$(0.96)	$(2,486,819)	641,823	$(3.87)

*	Numerator

+	Denominator

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Options to purchase 78,660,895, 86,798,304 and 93,011,016 weighted-average shares were excluded from the computation of diluted shares for the years ended December 31, 2009, 2008 and 2007, respectively, because of their antidilutive effect on net loss per share.

For the years ended December 31, 2009, 2008 and 2007, 33,341,308, 48,406,774 and 43,810,596, respectively, weighted-average potentially dilutive shares associated with convertible notes were excluded from the calculation of diluted shares because of their antidilutive effect on net loss per share.

Stock-Based Compensation Expense:  The estimated fair value of the equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. If factors change and the Company employs different assumptions, stock-based compensation expense may differ materially from what the Company has recorded in prior years.

Sales and Value-Added Taxes:  Taxes collected from customers and remitted to governmental authorities are presented on a net basis in the Company’s statements of operations.

Cash Equivalents:  All highly liquid investments purchased with an original maturity of 90 days or less are considered to be cash equivalents. Cash and cash equivalents consist primarily of highly liquid investments in overnight deposits and money-market funds.

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

Investments:  Available-for-sale investments include marketable short-term investments in debt securities and long-term investments in marketable equity securities of technology companies. Short-term investments in marketable debt securities are reported at fair value and include all debt securities regardless of their maturity dates. Long-term investments in marketable equity securities are reported at fair value. Unrealized gains and losses on marketable debt and equity securities, net of related tax, are recorded as a separate component of comprehensive income in stockholders’ equity until realized. The investments in long-term non-marketable equity securities are recorded at cost and consist primarily of non-marketable common and preferred stock of various technology companies. Pre-tax gains and losses on securities sold are determined based on the specific identification method and are included in interest income and other, net, in the statements of operations. The Company does not hold any of these securities for speculative or trading purposes.

For all investments in debt and equity securities, unrealized losses are evaluated to determine if they are other than temporary. For investments in equity securities, unrealized losses that are considered to be other than temporary are considered impairment losses and recognized as a component of interest income and other, net, in the statements of operations. For investments in debt securities, if the fair value of a debt security is less than its amortized cost basis, the Company assesses whether the impairment is other than temporary. An impairment is considered other than temporary if (i) the Company has the intent to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of its entire amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost of the security. If an impairment is considered other than temporary based on conditions (i) and (ii), the entire difference between the amortized cost and the fair value of the security is recognized in earnings. If an impairment is considered other than temporary based on condition (iii), the amount representing credit losses, defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security, will be recognized in earnings and the amount relating to all other factors will be recognized in other comprehensive income. The Company evaluates both qualitative and quantitative factors such as duration and severity of the unrealized loss, credit ratings, prepayment speeds, default and loss rates of the underlying collateral, structure and credit enhancements to determine if a credit loss may exist.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

In order to determine if an impairment has occurred for equity securities, the Company reviews the financial performance of each investee, industry performance and outlook of each investee, the trading prices of marketable equity securities and pricing in current rounds of financing for non-marketable equity securities. For marketable equity securities, impairment losses are measured using the closing trading prices of the marketable securities on the date management determined that the investments are impaired. For non-marketable equity securities, the Company does not estimate the fair values unless there are identified events or changes in circumstances that may have a significantly adverse effect on the investment. If management determines that these non-marketable equity investments are impaired, losses are generally measured by using pricing reflected in current rounds of financing.

Inventories:  Inventories are stated at the lower of cost or market. Cost is computed on a first-in, first-out basis for raw materials, work-in-process and finished goods. Inventory provisions are established when conditions indicate that the selling price could be less than the cost due to physical deterioration, obsolescence, changes in price levels or other causes. Inventory provisions are also established for excess inventory generally based on inventory levels in excess of 12 months of demand, as judged by management, for each specific product. When inventory is written down, a new cost basis is established.

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

Software:  The Company capitalizes both purchased software and software development costs. Purchased software primarily includes software and external consulting fees related to the purchase and implementation of software projects used for business operations and engineering design activities. Capitalized software projects are amortized over the estimated useful lives of the projects, typically a two- to five-year period. Development costs for software that will be sold to customers and/or embedded in certain hardware products are capitalized when a product’s technological feasibility has been established. Prior to the establishment of technological feasibility, software development costs are expensed as research and development. Capitalized development costs are amortized over the periods, typically 18 to 36 months, during which they are expected to contribute to the Company’s future cash flows and are recorded in cost of revenues when software is ready for general release to customers. Software amortization totaling $37.2 million, $25.8 million and $19.1 million was included in the Company’s results of operations for the years ended December 31, 2009, 2008 and 2007, respectively. On a quarterly basis, the Company assesses the realizability of each software product. The amount by which the unamortized capitalized software development costs exceed the estimated net realizable value is written off immediately.

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

Goodwill:  The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually in the fourth quarter or sooner if events or changes in circumstances indicate that the

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

carrying amount may not be recoverable. The Company’s two reporting units are Semiconductor and Storage Systems. Impairment, if any, would be determined based on an implied fair value model for determining the carrying value of goodwill. The impairment test is a two-step process. The first step requires comparing the fair value of each reporting unit to its net book value. The Company uses management estimates of future cash flows to perform the first step of the goodwill impairment test. Management’s estimates include assumptions about future conditions such as future revenues, gross margins, operating expenses and industry trends. The second step is only performed if impairment is indicated after the first step is performed and involves measuring the actual impairment to goodwill.

Fair Value Disclosures of Financial Instruments:  GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s financial assets and financial liabilities recorded at fair value have been categorized based upon the following three levels of inputs:

Level 1 — Unadjusted, quoted prices in active, accessible markets for identical assets or liabilities. The Company’s investments in marketable equity securities, money-market funds and mutual funds that are traded in active exchange markets, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets, are classified under level 1.

Level 2 — Observable inputs other than level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s investments in U.S. government agency securities, commercial paper, corporate and municipal debt securities, U.S. Treasury Inflation-Protected Securities and asset-backed and mortgage-backed securities are traded less frequently than exchange-traded securities and are valued using inputs that include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates, yield curves, broker/dealer quotes and indices that are observable at commonly quoted intervals. Foreign exchange forward contracts traded in the over-the-counter markets are valued using market transactions or broker quotations. As such, these derivative instruments are classified within level 2. The Company’s investments in commingled funds are valued based on the net asset value per share of each investment at the measurement date. Commingled funds are classified as level 2 as the Company could redeem these investments with the sponsoring investment management organizations at least monthly.

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

Derivative Instruments:  All of the Company’s derivative instruments are recognized as assets or liabilities in the statement of financial position and measured at fair value. On the date a derivative contract is entered into, the Company may designate the derivative as either a hedge of the fair value of a recognized asset or liability (“fair-

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

value” hedge), as a hedge of the variability of cash flows to be received or paid (“cash-flow” hedge), or as a foreign-currency hedge. Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current period earnings. Effective changes in the fair value of a derivative that is highly effective and is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income until earnings are affected by the variability of the cash flows. Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a foreign-currency hedge are recorded in either current period earnings or other comprehensive income, depending on whether the hedged transaction is a fair-value hedge (e.g., a hedge of a firm commitment that is to be settled in a foreign currency) or a cash-flow hedge (e.g., a hedge of foreign-currency-denominated forecasted transaction).

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

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as a highly effective fair-value hedge, the derivative will continue to be carried on the balance sheet at its fair value, and the hedged asset or liability will no longer be adjusted for changes in fair value. When a fair-value hedge on an interest-bearing financial instrument (such as an interest rate swap) is cancelled and hedge accounting is discontinued, the hedged item is no longer adjusted for changes in its fair value, and the remaining asset or liability will be amortized to earnings over the remaining life of the hedged item. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative will continue to be carried on the balance sheet at its fair value, and any asset or liability that was previously recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current period earnings.

Concentration of Credit Risk of Financial Instruments: Financial instruments that potentially subject the Company to credit risk consist of cash equivalents, short-term investments and accounts receivable. Cash equivalents and short-term investments are maintained with high quality institutions, and their composition and maturities are regularly monitored by management. The Company diversifies its investments to reduce the exposure to loss from any single issuer, sector, bank or mutual fund. A majority of the Company’s trade receivables are derived from sales to large multinational computer, communication, networking and storage manufacturers, with the remainder distributed across other industries. As of December 31, 2009, two customers accounted for 28% and 16% of trade receivables, and as of December 31, 2008, two customers accounted for 19% and 14% of trade receivables. Concentrations of credit risk with respect to all other trade receivables are considered to be limited due to the quantity of customers comprising the Company’s customer base and their dispersion across industries and

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

geographies. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as considered necessary. Write-offs of uncollectible amounts have not been significant.

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

Income Taxes:  The calculation of the Company’s tax provision involves the application of complex tax rules and regulations within multiple jurisdictions throughout the world. The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to uncertain tax positions. Significant changes to these estimates may result in an increase or a decrease to the Company’s tax provision in a subsequent period.

The Company recognizes the effect of income tax positions only if these positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is more than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense.

Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. The Company uses the flow-through method to account for investment tax credits. Under this method, a credit is recognized as a reduction of income tax expense in the year the credit is utilized.

Assets Held for Sale:  Assets held for sale are included within prepaid expenses and other current assets in the consolidated balance sheets as of December 31, 2009 and 2008. As of December 31, 2009 and 2008, assets held for sale were $17.2 million and $17.3 million, respectively, and primarily consisted of $16.8 million related to land in Gresham, Oregon.

Assets classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell and are not depreciated. The Company reassesses the ability to realize the carrying value of these assets at the end of each reporting period until the assets are sold or otherwise disposed of and, therefore, additional adjustments may be necessary.

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance that amends the consolidation rules related to variable interest entities. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance is not expected to have a significant impact on the Company’s results of operations or financial position.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

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

In October 2009, the FASB issued guidance that clarifies that the tangible products containing software components and non-software components that function together to deliver a product’s essential functionality will be considered non-software deliverables and will be scoped out of the software revenue recognition guidance. This guidance is effective for the fiscal years beginning after June 15, 2010. The Company is currently evaluating the impact of the adoption of this guidance on its results of operations and financial position.

In January 2010, the FASB issued guidance that expands the interim and annual disclosure requirements of fair value measurements, including the information about movement of assets between level 1 and 2 of the three-tier fair value hierarchy established under its fair value measurement guidance. This guidance also requires separate disclosure for each of purchases, sales, issuance, and settlements in the reconciliation for fair value measurements using significant unobservable inputs, level 3. Except for the detailed disclosure in the level 3 reconciliation, which is effective for the fiscal years beginning after December 15, 2010, all the other disclosures under this guidance are effective for the fiscal years beginning after December 15, 2009. The Company is currently evaluating the impact of the adoption of this guidance on its results of operations and financial position.

Note 2 —	Restructuring of Operations and Other Items

2009

The Company recorded charges of $38.2 million in restructuring of operations and other items, net, for the year ended December 31, 2009, consisting of $30.2 million in charges for restructuring of operations and $8.0 million in charges for other items. Of these charges, $34.9 million and $3.3 million were recorded in the Semiconductor segment and the Storage Systems segment, respectively.

Restructuring:

The $30.2 million in charges primarily resulted from the following:

•	A charge of $14.0 million primarily related to an accrual for remaining payments to be made under a licensing arrangement for design tools that will no longer be used by the Company;

•	A charge of $10.1 million for severance and termination benefits for employees, primarily related to headcount reductions from restructuring actions taken in April and July 2009; and

•	A charge of $5.5 million primarily for changes in estimates and sublease assumptions and for the change in time value of accruals for previously accrued facility lease exit costs.

Restructuring reserves as of December 31, 2009 are included within other accrued liabilities and other non-current liabilities in the consolidated balance sheets. The following table summarizes the activities affecting the restructuring accruals during the year ended December 31, 2009. The amounts as of December 31, 2008 in the table

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

below include restructuring reserves related to restructuring actions associated with the Agere merger, which were presented in a separate table in prior years.

	Balance at	Restructuring	Utilized	Balance at
	December 31,	Expense	During	December 31,
	2008	2009	2009	2009
	(In thousands)

Write-down of excess assets and other liabilities	$83	$608	$(691)	$—
Lease terminations(a)	44,555	19,525	(23,683)	40,397
Payments to employees for severance(b)	28,031	10,094	(33,220)	4,905

Total	$72,669	$30,227	$(57,594)	$45,302

(a)	The amount utilized represents cash payments. The balance remaining is expected to be paid during the remaining terms of the leases, which extend through 2013, and includes accruals for a licensing agreement that is no longer being used by the Company.

(b)	The majority of the balance remaining for severance is expected to be paid by the first quarter of 2011.

Other Items:

The Company recorded a net charge of $8.0 million for other items for the year ended December 31, 2009, primarily related to litigation costs.

2008

The Company recorded charges of $43.7 million in restructuring of operations and other items, net, for the year ended December 31, 2008, consisting of $35.5 million in charges for restructuring of operations and $8.2 million in charges for other items. Of these charges, $41.1 million and $2.6 million were recorded in the Semiconductor segment and the Storage Systems segment, respectively.

Restructuring:

The $35.5 million restructuring charges included a charge of $5.6 million related to the Agere merger. See further discussion under “Restructuring Actions Associated with the Agere Merger” below.

The remaining $29.9 million in charges primarily resulted from the following actions in 2008:

•	A charge of $22.6 million for severance and termination benefits for employees, primarily related to headcount reductions from the restructuring action and broad-based reorganization that was announced in January 2009;

•	A charge of $9.0 million for lease termination costs, which included $7.0 million primarily for U.S. lease termination costs and a $2.0 million charge primarily for the change in time value of accruals for previously accrued facility lease exit costs; and

•	A gain of $2.0 million from the sale of land in Gresham, Oregon.

Restructuring reserves as of December 31, 2008 are included within other accrued liabilities and other non-current liabilities in the consolidated balance sheets. The following table summarizes the activities affecting the

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

restructuring accruals other than reserves related to restructuring actions associated with the Agere merger during the year ended December 31, 2008:

	Balance at	Restructuring	Utilized	Balance at
	December 31,	(Income)/Expense	During	December 31,
	2007	2008	2008	2008
	(In thousands)

Write-down of excess assets and other liabilities(a)	$225	$(1,740)	$1,598	$83
Lease terminations(b)	23,318	8,946	(13,997)	18,267
Payments to employees for severance(c)	24,817	22,645	(21,781)	25,681

Total	$48,360	$29,851	$(34,180)	$44,031

(a)	The amount utilized includes a gain from the sale of land in Gresham, Oregon.

(b)	The amount utilized represents cash payments. The balance remaining for real estate lease terminations is expected to be paid during the remaining terms of the leases, which extend through 2011.

(c)	The amount utilized includes $6.6 million related to stock grants exercised or expired. The majority of the balance remaining for severance was paid during 2009.

Restructuring Actions Associated with the Agere Merger:

In connection with the Agere merger, management restructured Agere’s operations to eliminate certain duplicative activities, reduce cost structure and better align product and operating expenses with existing general economic conditions. Agere restructuring costs were accounted for as liabilities assumed as part of the purchase business combination as of April 2, 2007. Adjustments to the initial restructuring cost estimates made before December 31, 2007 were recorded as an offset to goodwill and to restructuring expense thereafter.

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

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Restructuring reserves related to the Agere merger as of December 31, 2008 are included within other accrued liabilities and other non-current liabilities in the consolidated balance sheets. The following table summarizes the activities affecting the restructuring accruals related to Agere merger during the year ended December 31, 2008:

	Balance at	Changes in	Utilized	Balance at
	December 31,	Estimates During	During	December 31,
	2007	2008	2008	2008
	(In thousands)

Lease terminations(a)	$33,439	$5,436	$(12,587)	$26,288
Payments to employees for severance(b)	18,926	2,756	(20,974)	708
Stock-based compensation charges(c)	20,860	—	(19,218)	1,642
Write-down of excess assets and other liabilities(d)	—	(2,569)	2,569	—

Total	$73,225	$5,623	$(50,210)	$28,638

(a)	The amount utilized includes $0.8 million for write-off of leasehold improvements and the remaining utilized amount represents cash payments. The balance remaining for real estate lease terminations is expected to be paid during the remaining terms of these contracts, which extend through 2013.

(b)	The amount utilized represents cash severance payments to employees. The balance remaining for severance was paid during 2009.

(c)	The amount utilized represents stock grants exercised or expired. The balance was utilized during 2009.

(d)	The amount includes a gain on the sale of assets in Singapore.

Other Items:

The Company recorded a net charge of $8.2 million related to other items for the year ended December 31, 2008. The charge included $12.5 million for the settlement of a legal proceeding offset primarily by curtailment gains resulting from the pension plan freeze effective April 6, 2009 and termination of the post-retirement medical plans.

2007

The Company recorded charges of $148.1 million in restructuring of operations and other items, net, for the year ended December 31, 2007, consisting of $142.9 million in charges for restructuring of operations and a charge of $5.2 million for other items. Of these total charges, $143.4 million and $4.7 million were recorded in the Semiconductor segment and the Storage Systems segment, respectively.

Restructuring and impairment of long-lived assets:

The $142.9 million in restructuring charges were the result of the following actions in 2007:

Sale of the Mobility Products Group:

On October 24, 2007, the Company completed the sale of its Mobility Products Group (“MPG”) to Infineon for $450.0 million in cash, plus a potential performance-based payment based on 2008 performance that was due in the first quarter of 2009. The Company did not receive any performance-based payment as the performance threshold was not met. The MPG designed semiconductors and software for cellular telephone handsets and complete chip-level solutions for satellite digital audio radio applications. The Company is obligated to provide operational handling services to Infineon until October 2011 and is leasing space in its Allentown, Pennsylvania facility to Infineon. The facility lease is for a term of 36 months. Infineon pays LSI fair market value for such space.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

A charge of $95.4 million related to the sale of the MPG consisted of the following:

•	A charge of $17.7 million for the difference between the proceeds of $450.0 million received and the $467.7 million net book value of MPG at closing;

•	A charge of $27.5 million for future credits the buyer was expected to receive from the Company on purchases of finished goods inventory;

•	A charge of $21.8 million for post-closing inventory pricing benefits the buyer was expected to receive for products manufactured at Silicon Manufacturing Partners Pte. Ltd. (“SMP”), a joint venture LSI has with GLOBALFOUNDRIES;

•	A charge of $14.4 million for the acceleration of stock awards previously granted to MPG employees whose positions were eliminated as part of the sale of MPG; and

•	A charge of $4.5 million for MPG-related lease termination costs for leases not assumed by the buyer, a $4.5 million charge for estimated transaction costs, a $3.2 million charge for severance and termination benefits for employees and a charge of $1.8 million for the write-off of MPG fixed assets not acquired by the buyer.

Sale of the Consumer Products Group:

On July 27, 2007, the Company completed the sale of its Consumer Products Group (“CPG” or “Consumer Group”) to Magnum Semiconductor for approximately $22.6 million in cash, plus a promissory note for $18.0 million due in 2010 and a warrant to purchase preferred shares of Magnum Semiconductor stock.

A charge of $14.0 million related to the sale of the Consumer Group consisted of the following:

•	A credit of $1.3 million for the difference between the $22.6 million received and the $21.3 million net book value of the assets as of the date the transaction closed;

•	A $12.8 million charge for severance and termination benefits for employees; and

•	A $2.5 million charge related to facility lease termination costs for leases not assumed by the buyer.

Sale of Thailand Semiconductor Assembly and Test Operations:

On October 2, 2007, the Company completed the sale of its semiconductor assembly and test operations in Thailand to STATS ChipPAC Ltd. (“STATS ChipPAC”) for approximately $100 million, with $50 million due upon closing and a $50 million note payable over four years. As of December 31, 2009, the note payable balance was $20 million. STATS ChipPAC offered employment to substantially all of the LSI manufacturing employees associated with the facility. The Company also entered into additional agreements with STATS ChipPAC, including a multi-year wafer assembly and test agreement and a transition services agreement.

Under the terms of the wafer assembly agreement, LSI is a customer of STATS ChipPAC, whereby LSI has agreed to utilize STATS ChipPAC for wafer assembly and testing until October 2, 2011. The wafer assembly and testing prices under the agreement represent fair market values. The transition services agreement was short-term in nature and priced separately from the overall sale agreement. Services performed by LSI under this agreement were primarily related to short-term information system services and priced at fair market value.

A charge of $5.6 million related to the sale of Thailand assembly and test operations consisted of the following:

•	A charge of $5.5 million to adjust the carrying value of the assets held for sale to fair market value; and

•	A charge of $0.1 million for the difference between the net proceeds of $99.6 million received and the $99.7 million of net book value at closing.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Other Restructuring Actions and Charges:

On June 27, 2007, the Company announced a reduction in workforce of approximately 900 positions (inclusive of the Consumer Group), or 13 percent of the Company’s non-production workers across all business and functional areas worldwide. On July 25, 2007, the Company also announced that it would transition semiconductor and storage systems assembly and test operations performed at its facilities in Singapore and Wichita, Kansas to current manufacturing partners. As part of these actions, the Company eliminated approximately 2,100 production positions worldwide. The Company recorded a charge of $27.9 million related to the above actions and other activities, consisting of the following:

•	A charge of $24.6 million for severance and termination benefits for employees, of which $13.3 million related to the general workforce reduction action announced on June 27, 2007, $7.9 million related to workforce reductions planned to occur in 2008, and $3.4 million related to the transition of the Kansas manufacturing operations to manufacturing partners;

•	A charge of $7.4 million to adjust the carrying value of the assets held for sale in Singapore to fair market values and a charge of $1.0 million for certain other asset write-offs;

•	A charge of $1.5 million primarily for changes in sublease assumptions for previously accrued facility lease terminations and $2.0 million to reflect the change in time value of accruals for facility lease terminations;

•	A charge of $1.8 million for the acceleration of stock awards previously granted to employees whose positions were to be eliminated as a result of the planned workforce reductions in January 2008; and

•	A net gain of $10.4 million for the sale of land in Colorado, which had a net book value of $2.0 million. Total proceeds from the sale were $12.4 million.

Restructuring Actions Associated with the Agere Merger:

The Company established a reserve of $93.4 million as of April 2, 2007, consisting of the following items:

•	A reserve of $50.1 million for severance and termination benefits for employees as a result of the restructuring actions related to the Agere merger and the sale of the Thailand and Singapore assembly and test facilities;

•	A reserve of $28.8 million for stock-related compensation expense associated with employees whose positions were eliminated; and

•	A reserve of $14.5 million for facility lease exit costs, primarily in Singapore and Europe.

From April 2, 2007 through December 31, 2007, the Company recorded a net charge of $3.3 million to reflect changes in estimates, resulting from the following items:

•	A charge of $1.3 million for changes in assumptions for previously accrued facility lease termination costs;

•	A charge of $1.2 million to reflect a change in time value of accruals previously recorded for facility lease termination costs;

•	A charge of $1.0 million for additional stock-based compensation charges for employees whose positions were eliminated; and

•	A credit of $0.2 million for changes in estimated payments to employees for severance previously recorded for Thailand and other restructuring actions.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Other Items:

During the fourth quarter of 2007, the Company recorded $5.2 million of litigation charges in connection with ongoing litigation matters.

Note 3 —	Stock-Based Compensation and Common Stock

Description of the Company’s Equity Compensation Plans

At the Company’s annual meeting on May 14, 2008, the stockholders approved amendments to the 2003 Equity Incentive Plan (“2003 Plan”) and the Employee Stock Purchase Plan (“US ESPP”). The principal changes to the 2003 Plan were:

•	Making a total of 45 million shares available for grants under the 2003 Plan after May 14, 2008. Of that amount, 15 million shares were available for grants of restricted stock and restricted stock units;

•	Allowing non-employee directors to be eligible to participate in the 2003 Plan;

•	Including stock appreciation rights as a permitted type of award under the 2003 Plan;

•	Increasing the limits on the size of awards that can be granted under the 2003 Plan to any person in one year from two million to four million shares for stock options and from 0.5 million to one million shares for restricted stock and restricted stock units; and

•	Allowing incentive stock options to be granted under the 2003 Plan until May 14, 2018.

The Company will no longer award stock options, stock appreciation rights, restricted stock or restricted stock units under any plan other than the 2003 plan.

The principal changes to the US ESPP were:

•	Making a total of 25 million shares available for purchase under the US ESPP after May 14, 2008;

•	Consolidating the Company’s International Employee Stock Purchase Plan (“IESPP”, and together with the US ESPP, the “ESPP”) into the US ESPP; and

•	Extending the term of the ESPP through May 14, 2018.

2003 Plan:

Under the 2003 Plan, the Company may grant stock options and stock appreciation rights with an exercise price that is no less than the fair market value of the stock on the date of grant, restricted stock and restricted stock units to employees and non-employee directors. No participant may be granted stock options covering more than four million shares of stock or more than an aggregate of one million shares of restricted stock and restricted stock units in any year. The term of each option or restricted stock unit is determined by the Board of Directors or its delegate and, for option grants on or after February 12, 2004, is generally seven years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant. As of December 31, 2009, the 2003 Plan had approximately 17.3 million common shares available for future grants.

ESPP:

Under the ESPP, rights are granted to LSI employees to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of a 12-month offering period or the end of each six-month purchase period within such an offering period. On March 31, 2009, the Compensation Committee of the Board of Directors of the Company adopted an amendment to the ESPP to increase the maximum number of shares that a participant can purchase in a single purchase period from 1,000 shares to 2,000 shares, effective November 15, 2009. As of December 31, 2009, the ESPP had approximately 17.8 million shares available for future purchase.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Sales under the ESPP in 2009, 2008 and 2007 were approximately 5.1 million, 4.6 million and 4.0 million shares of common stock at an average price of $2.67, $3.80 and $6.03 per share, respectively.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to the Company’s stock options, ESPP and restricted stock unit awards for the years ended December 31, 2009, 2008 and 2007. Stock-based compensation costs capitalized to inventory and software for the years ended December 31, 2009, 2008 and 2007 were not significant. The income tax benefits that the Company realized for the tax deduction from option exercises and other awards for the years ended December 31, 2009, 2008 and 2007 were not significant.

	Year Ended December 31,
Stock-Based Compensation Expense Included In:	2009	2008	2007
	(In thousands)

Cost of revenues	$7,382	$9,269	$10,711
Research and development	27,979	29,214	31,743
Selling, general and administrative	28,622	33,800	34,813

Total stock-based compensation expense	$63,983	$72,283	$77,267

The estimated fair value of the stock-based awards, less expected forfeitures, is amortized over each award’s vesting period on a straight-line basis.

Stock Options:

The fair value of each option grant is estimated as of the date of grant using a reduced form calibrated binomial lattice model (the “lattice model”). The lattice model requires the use of historical data for employee exercise behavior and the use of assumptions outlined in the following table:

	Year Ended December 31,
	2009	2008	2007

Weighted-average estimated grant date fair value per share	$1.42	$2.04	$3.05
Weighted-average assumptions in calculation:
Expected life (years)	4.26	4.36	4.29
Risk-free interest rate	1.80%	2.51%	4.50%
Volatility	67%	52%	47%

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

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

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

The following table summarizes changes in stock options outstanding during each of the years ended December 31, 2009, 2008 and 2007 (share amounts in thousands):

	Year Ended December 31,
	2009		2008		2007
		Weighted-Average		Weighted-Average		Weighted-Average
	Number of	Exercise Price	Number of	Exercise Price	Number of	Exercise Price
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Options outstanding at January 1	85,113	$12.62	100,242	$16.12	56,750	$11.92
Options assumed in Agere Acquisition	—	—	—	—	48,884	22.41
Options granted	23,203	3.13	18,627	5.68	15,628	8.61
Options exercised	(1,084)	4.83	(4,682)	5.41	(3,725)	5.91
Options canceled	(15,706)	15.40	(29,074)	21.41	(17,295)	15.56

Options outstanding at December 31	91,526	$9.83	85,113	$12.62	100,242	$16.12

Options exercisable at December 31	49,528	$14.00	49,446	$16.72	67,124	$20.12

For the options outstanding and options exercisable as of December 31, 2009, the weighted-average remaining contractual term was 4.02 and 2.79 years, respectively, and the average intrinsic value was $77.5 million and $7.5 million, respectively.

As of December 31, 2009, the total unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $60.7 million and is expected to be recognized over the next 2.5 years on a weighted-average basis. The total intrinsic value of options exercised during the year ended December 2009, 2008 and 2007 was $0.6 million, $7.2 million and $7.7 million, respectively. Cash received from stock option exercises was $5.2 million in 2009.

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

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Employee Stock Purchase Plan:

Compensation expense for the Company’s ESPP is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. The following table summarizes the assumptions that went into the calculation of fair value for the May and November 2009, 2008 and 2007 grants:

	Year Ended December 31,
	2009	2008	2007

Weighted-average estimated grant date fair value per share	$1.79	$1.37	$2.09
Weighted-average assumptions in calculation:
Expected life (years)	0.7	0.8	0.7
Risk-free interest rate	0.3%	1%	4%
Volatility	52%	84%	42%

Cash received from ESPP issuances was $13.5 million in 2009.

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

The following table summarizes changes in restricted stock units outstanding during each of the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	Number of Shares
	(In thousands)

Unvested restricted stock units at January 1	6,391	9,177	1,910
Assumed in Agere Acquisition	—	—	9,141
Granted	383	1,779	4,337
Vested	(3,279)	(4,026)	(5,555)
Forfeited	(509)	(539)	(656)

Unvested restricted stock units at December 31	2,986	6,391	9,177

The following table summarizes restricted stock units granted during the years ended December 31, 2009, 2008 and 2007 (share amounts in thousands):

	Year Ended December 31,
	2009		2008		2007
		Weighted-Average		Weighted-Average		Weighted-Average
	Number of	Grant Date Fair	Number of	Grant Date Fair	Number of	Grant Date Fair
	Shares	Value per Share	Shares	Value per Share	Shares	Value per Share

Restricted stock units granted	383	$4.56	1,779	$5.02	4,337	$8.20

As of December 31, 2009, the total unrecognized compensation expense related to restricted stock units, net of estimated forfeitures, was $14.7 million and is expected to be recognized over the next 1.3 years on a weighted-average basis. The fair value of shares vested during the year ended December 31, 2009, 2008 and 2007 was $15.2 million, $18.6 million and $37.0 million, respectively.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

As of December 31, 2009, there were a total of approximately 111.8 million shares of common stock reserved for issuance upon exercise of outstanding options and upon vesting of outstanding restricted stock units and for use in connection with future equity awards under the 2003 plan.

Common Stock

Stock Repurchase Programs:

On December 4, 2006, the Company announced that its Board of Directors had authorized a stock repurchase program of up to $500.0 million worth of shares of the Company’s common stock and terminated the prior stock repurchase program authorized by the Board of Directors on July 28, 2000. In July 2007, the Company completed the repurchase program announced on December 4, 2006. On August 20, 2007, the Company announced that its Board of Directors had authorized a repurchase program of up to an additional $500.0 million worth of shares of the Company’s common stock. The Company effectively completed this authorization by December 31, 2008. The repurchased shares were retired immediately after the repurchases were complete. Retirement of the repurchased shares is recorded as a reduction of common stock and additional paid-in capital.

Note 4 —	Business Combinations

The following tables summarize the acquisitions completed in 2009, 2008 and 2007 (dollars in millions). These acquisitions were accounted under the purchase method of accounting. Under this method, the estimated fair value of assets acquired and liabilities assumed and the results of operations of the acquired business were included in the Company’s financial statements from the effective date of the acquisition.

2009

						Acquired
Entity Name or Type of Technology;		Fair Value of		Net	Identified	In-Process
Segment Included in;	Acquisition	Total	Type of	Tangible	Intangible	Research and
Description of Acquired Business	Date	Consideration	Consideration	Assets	Assets	Development	Goodwill

ONStor, Inc.; Storage Systems segment; Clustered network-attached storage solutions	July 27, 2009	$25.5	Cash	$0.8	$15.0	$0.8	$8.9
3ware RAID storage adapter business; Storage Systems segment; Server RAID adapters and storage solutions	April 21, 2009	$21.5	Cash	$12.3	$5.0	None	$4.2

2008

Acquired
Entity Name or Type of Technology;		Fair Value of		Net	Identified	In-Process
Segment Included in;	Acquisition	Total	Type of	Tangible	Intangible	Research and
Description of Acquired Business	Date	Consideration	Consideration	Assets	Assets	Development	Goodwill

HDD semiconductor business of Infineon; Semiconductor segment; Silicon solutions for hard disk drive makers	April 25, 2008	$95.1	Cash	$10.3	$78.2	None	$6.6

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

2007

						Acquired
Entity Name or Type of Technology;		Fair Value of		Net	Identified	In-Process
Segment Included in;	Acquisition	Total	Type of	Tangible	Intangible	Research and
Description of Acquired Business	Date	Consideration	Consideration	Assets	Assets	Development	Goodwill

Tarari, Inc.; Semiconductor segment; Silicon and software solutions for security and network control	October 3, 2007	$93.0	Cash	$6.3	$23.3	$6.0	$57.4
Agere Systems Inc.; Semiconductor segment; Integrated circuit solutions for communications and computing applications	April 2, 2007	$3,720.1	368 million shares of LSI common stock	$231.8	$1,727.7	$176.4	$1,584.2
SiliconStor, Inc..; Semiconductor segment; Silicon solutions for enterprise storage network based on SAS and FC-SATA	March 13, 2007	$56.4	Cash	$1.5	$10.6	$6.5	$37.8

2009

Acquisition of ONStor, Inc.:

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

The goodwill of $8.9 million represents the excess of the purchase price over the fair value of the net tangible and identified intangible assets acquired. The goodwill was assigned to the Storage Systems segment and is not expected to be deductible for tax purposes.

The following table summarizes the components of the identified intangible assets associated with this acquisition. These assets will be amortized over the periods during which they are expected to contribute to the Company’s future cash flows.

		Weighted-
	Fair Value	Average Life
	(In millions)	(In years)

Current technology	$12.7	6
Customer base	2.1	2
Trade names	0.2	2

Total acquired identified intangible assets	$15.0

Acquisition of 3ware RAID Storage Adapter Business:

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

		Weighted-
	Fair Value	Average Life
	(In millions)	(In years)

Current technology	$1.5	2
Customer base	3.2	5
Trade names	0.3	2

Total acquired identified intangible assets	$5.0

2008

Acquisition of Hard Disk Drive (“HDD”) Semiconductor Business of Infineon:

On April 25, 2008, the Company completed the acquisition of the assets of the HDD semiconductor business of Infineon. The acquisition was intended to enhance the Company’s competitive position in the desktop and enterprise HDD space.

In connection with the acquisition, the Company also entered into additional agreements with Infineon, including a supply agreement and a transition service agreement. Under the terms of the supply agreement, Infineon was to provide the Company operations handling and wafer supply services for a period of up to six months from the date of acquisition. These services are priced separately at fair market values. Under the terms of the transition services agreement, Infineon provided the Company engineering services in support of the existing HDD business products through December 31, 2009. These services were also priced separately at fair market values.

The following table sets forth the components of the identified intangible assets associated with this acquisition. These assets will be amortized over the periods during which they are expected to contribute to the Company’s future cash flows.

		Weighted-
	Fair Value	Average Life
	(In millions)	(In years)

Current technology	$46.5	4
Customer base	31.7	5

Total acquired identified intangible assets	$78.2

2007

Merger with Agere:

On April 2, 2007, the Company completed the acquisition of Agere. Agere was a provider of integrated circuit solutions for a variety of computing and communications applications. Some of Agere’s solutions included related software and reference designs. Agere’s solutions were used in products such as hard disk drives, mobile phones, high-speed communications systems and personal computers. Agere also licensed its intellectual property to others. The purpose of the acquisition was to enable the Company to expand its comprehensive set of building-block solutions, including semiconductors, systems and related software for storage, networking and consumer electronics products, and to expand its intellectual property portfolio and integrated workforce in the Semiconductor segment.

Upon completion of the merger, each share of Agere common stock outstanding at the effective time of the merger was converted into the right to receive 2.16 shares of LSI common stock. As a result, approximately

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

368 million shares of LSI common stock were issued to former Agere stockholders. The fair value of the common stock issued was determined using a share price of $9.905 per share, which represented the average closing price of LSI common shares for the period commencing two trading days before and ending two trading days after December 4, 2006, the date that the merger was agreed to and announced. LSI assumed stock options and restricted stock units covering a total of approximately 58 million shares of LSI common stock. The fair value of options assumed was estimated using the lattice model and a share price of $9.905 per share. The value of the options and restricted stock units assumed was reduced by the fair value of unvested options and restricted stock units assumed, based on the price of a share of LSI common stock on April 2, 2007. LSI also guaranteed Agere’s 6.5% Convertible Subordinated Notes at the fair value of $370.2 million as of April 2, 2007. These notes were redeemed during the year ended December 31, 2009.

The following table sets forth the total purchase price of the acquisition at the acquisition date (in thousands):

Fair value of LSI common shares issued	$3,647,021
(a) Fair value of stock awards assumed	218,713
(b) Fair value of unvested stock awards assumed	(168,555)

(a) — (b) Fair value of the vested options assumed	50,158
Direct transaction costs	22,970

Total estimated purchase price	$3,720,149

Purchase Price Allocation:

The allocation of the purchase price to Agere’s tangible and identified intangible assets acquired and liabilities assumed was based on their estimated fair values. The excess of the purchase price over the tangible and identified intangible assets acquired and liabilities assumed was allocated to goodwill. None of the goodwill recorded is expected to be deductible for tax purposes except the tax deductible goodwill LSI inherited from Agere. The purchase price was allocated as follows as of April 2, 2007 (in thousands):

Cash	$540,140
Accounts receivable	222,169
Inventory	120,848
Assets held for sale	122,756
Property and equipment	162,047
Accounts payable	(167,947)
Pension and post-retirement liabilities	(214,607)
Convertible notes	(370,249)
Other liabilities	(183,359)

Net assets acquired	231,798
Identified intangible assets	1,727,700
In-process research and development	176,400
Goodwill	1,584,251

Total estimated purchase price	$3,720,149

Note 2 contains information related to the cost of restructuring programs related to Agere. The costs were included as part of other liabilities assumed as of April 2, 2007.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The following table sets forth the components of the identified intangible assets, which are being amortized over their estimated useful lives, some on a straight-line basis and others on an accelerated basis:

		Weighted-
	Fair Value	Average Life
	(In thousands)	(In years)

Current technology	$844,500	8.5
Customer base	513,000	10
Patent licensing	317,200	10
Order backlog	53,000	0.5

Total acquired identified intangible assets	$1,727,700

Acquired In-Process Research and Development

In 2009, the Company capitalized $0.8 million related to acquired IPR&D, which was included in identified intangible assets, net, in the consolidated balance sheets. In 2008, there were no IPR&D charges. For the year ended December 31, 2007, we recorded IPR&D charges of $188.9 million in connection with the Agere, SiliconStor and Tarari acquisitions.

The following table summarizes details of the 2007 acquisitions at the acquisition dates (dollars in millions):

		Estimated Cost To			Revenue Projections
Entity Name	IPR&D	Complete		Discount Rate	Extended Through

Agere Systems Inc.:
Storage — read channel and preamps	$36.2	$17.8		13.8%	2016
Mobility — HSPDA for 3G	$31.2	—	*	13.8%	—
Networking — modems, Firewire, serdes, media gateway, VoIP, network processors, Ethernet, mappers and framers	$109.0	$68.0		13.8%	2021
SiliconStor, Inc.	$6.5	$4.4		27.0%	2017
Tarari, Inc.	$6.0	$2.9		22.7%	2013

*	During the fourth quarter of 2007, the Company sold the Mobility Products Group and therefore no costs will be incurred to complete the acquired Mobility-HSPDA for 3G project.

The Company’s methodology for allocating the purchase price relating to purchase acquisitions to IPR&D involves established valuation techniques in the high-technology industry. The fair value of each project in process is determined by discounting forecasted cash flows directly related to the products expected to result from the subject research and development once commercially feasible, net of returns on contributory assets including working capital, fixed assets, customer relationships, trade name, and assembled workforce. The net cash flows from the identified projects are based on estimates of revenues, cost of revenues, research and development costs, selling, general and administrative costs and applicable income taxes for the projects. Total revenues for the projects are expected to extend through the dates noted in the table above. These projections are based on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions by the Company and its competitors.

A discount rate is used for the projects to account for the risks associated with the inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances, which could

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

affect the estimates recorded. The discount rates used in the present value calculations are typically derived from a weighted-average cost-of-capital analysis. These estimates do not account for any potential synergies realizable as a result of the acquisition and are in line with industry averages and growth estimates.

For acquisitions completed prior to January 1, 2009, IPR&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. For acquisitions completed on or after January 1, 2009, IPR&D is capitalized and classified as indefinite-lived until the completion or abandonment of the associated research and development activities. The Company assesses these indefinite-lived IPR&D assets for impairment whenever events or changes in circumstances indicate that the assets might be impaired. Once research and development efforts are completed or abandoned, the Company determines the useful life of the assets and amortizes the related IPR&D over the useful life of the assets.

The actual development timelines and costs for the IPR&D projects described above were in line with original estimates as of December 31, 2009. However, development of the technology remains a substantial risk to the Company due to factors including the remaining effort to achieve technical feasibility, rapidly changing customer needs and competitive threats from other companies. Failure to bring these products to market in a timely manner could adversely affect sales and profitability of the Company in the future.

Pro Forma Results (Unaudited)

The consolidated financial statements include the operational results of each acquired business from the date of acquisition. The following pro forma summary combines the results of operations of the Company and Agere as if Agere had been acquired as of the beginning of 2007. Pro forma results of operations for the remaining acquisitions have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material to the Company’s financial results. The summary is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or results that actually would have been realized had the Company and Agere been a consolidated entity during the period presented.

The summary includes the impact of certain adjustments such as amortization of intangibles, stock-based compensation charges and interest expense related to Agere’s convertible notes that the Company guaranteed, but excludes the charges for IPR&D associated with the Agere acquisition.

Year Ended
December 31,
2007
(In thousands except
per share amounts)

Revenues	$2,938,487
Net loss	$(2,307,572)
Basic loss per share	$(2.29)
Diluted loss per share	$(2.29)

Note 5 —	Benefit Obligations

Pension and Post-retirement Benefit Plans

The Company has pension plans covering substantially all former Agere U.S. employees, excluding management employees hired after June 30, 2003. Retirement benefits are offered under defined benefit pension plans, which include a management plan and a represented plan, and are based on an adjusted career-average-pay, dollar-per-month formula or on a cash-balance program. The cash-balance program provides for annual company contributions based on a participant’s age and compensation and interest on existing balances and covers employees of certain companies acquired by Agere since 1996 and management employees hired after January 1, 1999 and before July 1, 2003. The Company also has a non-qualified supplemental pension plan in the U.S. that principally provides benefits based on compensation in excess of amounts that can be considered under a tax qualified plan. The

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Company also provides post-retirement life insurance coverage for former Agere employees under a group life insurance plan. The Company provided post-retirement medical benefits for former Agere employees until December 31, 2008. Participants in the cash-balance program and management employees hired after June 30, 2003 are not covered under the post-retirement life insurance. The Company also has pension plans covering certain international employees.

Effective April 6, 2009, the Company froze the U.S. defined benefit pension plans. Participants in the adjusted career-average-pay program will not earn any future service accruals after that date. Participants in the cash-balance program will not earn any future service accruals, but will continue to earn 4% interest per year on their cash-balance accounts.

Net Periodic Benefit Credit:

The following table sets forth the components of the net periodic benefit credit. The amounts reported for the year ended December 31, 2007 reflect costs from April 2, 2007, the date the merger with Agere was completed:

	Year Ended December 31,
	2009		2008		2007
	Pension	Post-retirement	Pension	Post-retirement	Pension	Post-retirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits
	(In thousands)

Service cost	$1,792	$79	$5,694	$101	$5,523	$118
Interest cost	73,774	2,426	75,016	3,024	55,361	2,776
Expected return on plan assets	(76,802)	(4,877)	(82,575)	(5,033)	(62,804)	(3,669)
Amortization of prior service cost	49	—	39	—	—	—
Net actuarial gain recognized	(94)	—	(5)	(119)	—	(12)

Net periodic benefit credit	(1,281)	(2,372)	(1,831)	(2,027)	(1,920)	(787)
Curtailment gain(a)	—	—	(771)	(2,652)	(414)	(281)
Special termination benefit(b)	426	—	—	—	—	—
Other(c)	—	(1,529)	—	—	—	—
Settlement credit(d)	—	—	(32)	—	—	—

Total benefit credit	$(855)	$(3,901)	$(2,634)	$(4,679)	$(2,334)	$(1,068)

(a)	The curtailments in 2008 resulted from the pension plan freeze effective April 6, 2009 and the termination of the post-retirement medical plan effective January 1, 2009. The curtailments in 2007 reflect accelerated recognition of gains resulting from the sale of the Mobility Products Group.

(b)	Reflects enhanced retirement benefits given to active represented plan participants impacted by workforce reduction in January 2009.

(c)	Reflects the reversal of the excess retiree medical liability accrued for claims from 2008.

(d)	The settlement in 2008 reflects accelerated recognition of gains resulting from lump sum distributions from the non-qualified supplemental pension plan.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Change in Projected Benefit Obligation:

The following table sets forth a reconciliation of the beginning and ending balances of the projected benefit obligation during the years ended December 31, 2009 and 2008. The measurement date was December 31 for each of the years presented below.

	Year Ended December 31,
	2009			2008
	Pension		Post-retirement	Pension		Post-retirement
	Benefits		Benefits	Benefits		Benefits
			(In thousands)

Projected benefit obligation at January 1	$1,170,459		$41,083	$1,194,302		$56,123
Service cost	1,792		79	5,694		101
Interest cost	73,774		2,426	75,016		3,024
Plan participants’ contributions	—		4	—		9,375
Amendments	(1,936)		—	(13,683)		322
Actuarial loss/(gain)	118,341		517	8,569		(265)
Benefits paid	(88,669	)*	(2,985)	(99,439	)*	(27,597)
Special termination benefits	426		—	—		—
Other adjustments	228		—	—		—

Projected benefit obligation at December 31	$1,274,415		$41,124	$1,170,459		$41,083

*	Includes benefits paid under certain international pension plans, which do not maintain plan assets.

The projected pension benefit obligations as of December 31, 2009 and 2008 include $13.1 million and $12.6 million, respectively, of obligations related to the Company’s international pension plans.

Change in Plan Assets:

The following table sets forth a reconciliation of the beginning and ending balances of the fair value of plan assets during the years ended December 31, 2009 and 2008. The fair value of plan assets was measured at December 31 for each of the years presented below.

	Year Ended December 31,
	2009		2008
	Pension	Post-retirement	Pension	Post-retirement
	Benefits	Benefits	Benefits	Benefits
	(In thousands)

Fair value of plan assets at January 1	$720,915	$54,781	$1,061,420	$65,754
Actual gain/(loss) on plan assets	168,582	8,829	(252,088)	(9,583)
Employer contributions	20,180	1,671	10,968	16,832
Transfer to defined contribution plan funds	(1,863)	—	—	—
Plan participants’ contributions	—	4	—	9,375
Benefits paid	(88,524)	(2,985)	(99,385)	(27,597)
Other adjustments	120	—	—	—

Fair value of plan assets at December 31	$819,410	$62,300	$720,915	$54,781

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The fair value of pension plan assets as of December 31, 2009 and 2008 includes $2.5 million and $3.8 million of assets related to the Company’s international pension plans, respectively. The Company contributed a total of $18.9 million to its U.S. defined benefit pension plans, $1.0 million to its non-qualified supplemental pension plan and $0.3 million to its international pension plans for the year ended December 31, 2009. The significant decline in equity and debt markets during 2008 resulted in significant losses to pension asset values. In 2009, these markets rebounded which resulted in the gains on pension plan assets of $168.6 million.

Funded Status of the Plans:

The following table sets forth the funded status of the plans, which is the fair value of plan assets less projected benefit obligations:

	December 31,
	2009		2008
	Pension	Post-retirement	Pension	Post-retirement
	Benefits	Benefits	Benefits	Benefits
		(In thousands)

Funded status of the plans	$(455,005)	$21,176	$(449,544)	$13,698

Plans with Projected Benefit Obligation and Accumulated Benefit Obligation in excess of Plan Assets:

	December 31,
	2009	2008
	Pension Benefits
	(In thousands)

Projected benefit obligation	$1,274,415	$1,170,459
Accumulated benefit obligation	$1,272,562	$1,168,798
Fair value of plan assets	$819,410	$720,915

The accumulated benefit obligations as of December 31, 2009 and 2008 included $11.2 million and $11.0 million, respectively, related to the Company’s international pension plans.

Plans with Accumulated Benefit Obligation less than Plan Assets:

	December 31,
	2009	2008
	Group Life Benefits
	(In thousands)

Accumulated benefit obligation	$41,124	$37,883
Fair value of plan assets	$62,300	$54,781

The following table sets forth amounts recognized in the consolidated balance sheets for the plans:

	December 31,
	2009		2008
	Pension	Post-retirement	Pension	Post-retirement
	Benefits	Benefits	Benefits	Benefits
	(In thousands)

Non-current assets	$—	$21,176	$—	$16,898
Current liabilities	(799)	—	(1,040)	(3,200)
Non-current liabilities	(454,206)	—	(448,504)	—

Net (liability)/asset	$(455,005)	$21,176	$(449,544)	$13,698

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Accumulated Other Comprehensive (Income)/Loss:

The following table sets forth amounts recognized in accumulated other comprehensive income or loss related to pension and post-retirement plans:

	December 31,
	2009		2008
	Pension	Post-retirement	Pension	Post-retirement
	Benefits	Benefits	Benefits	Benefits
	(In thousands)

Net prior service cost	$340	$—	$405	$—
Net actuarial loss	295,354	9,668	268,733	11,574

Accumulated other comprehensive loss	295,694	9,668	269,138	11,574
Tax	23,813	3,026	23,813	2,309

Accumulated other comprehensive loss, net of tax	$319,507	$12,694	$292,951	$13,883

The following table summarizes changes in accumulated other comprehensive income or loss related to pension and post-retirement plans:

	Year Ended December 31,
	2009		2008		2007
	Pension	Post-retirement	Pension	Post-retirement	Pension	Post-retirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits
	(In thousands)

Accumulated other comprehensive loss/(income) at January 1, net of tax	$292,951	$13,883	$(38,236)	$(3,562)	$—	$—
Recognized during period — Prior service cost	(50)	—	(170)	—	—	—
Recognized during period — Actuarial gain/(loss)	89	—	(12,709)	3,093	—	12
Occurring during period — Prior service cost	—	—	405	—	170	—
Occurring during period — Actuarial loss/(gain)	26,546	(3,435)	343,605	14,352	(64,662)	(5,883)
Other adjustments	(29)	1,529	56	—	2,443	—

Accumulated other comprehensive loss/(income) at December 31	319,507	11,977	292,951	13,883	(62,049)	(5,871)
Tax	—	717	—	—	23,813	2,309

Accumulated other comprehensive loss/(income) at December 31, net of tax	$319,507	$12,694	$292,951	$13,883	$(38,236)	$(3,562)

The estimated prior service cost and net actuarial loss for the pension plans that will be amortized from accumulated other comprehensive loss into pension cost for the year ending December 31, 2010 are $42 thousand

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

and $2.4 million, respectively. For the post-retirement benefit plans, the Company does not expect to recognize amortization of net actuarial loss.

Plan Assets:

Defined Benefit Pension Plans:

The Company’s investment strategy for the U.S. defined benefit pension plans is to allocate assets in a manner that seeks both to maximize the safety of promised benefits and to minimize the cost of funding those benefits. The Company directs the overall portfolio allocation, and uses an investment consultant that has discretion to structure portfolios and select the investment managers within those allocation parameters. Multiple investment managers are utilized, including both active and passive management approaches. The plan assets are diversified across different asset classes and investment styles, and those assets are periodically rebalanced toward asset allocation targets.

The target asset allocation for plan assets reflects a risk/return profile that the Company believes is appropriate relative to the liability structure and return goals for the plans. The Company periodically reviews the allocation of plan assets relative to alternative allocation models to evaluate the need for adjustments based on forecasted liabilities and plan liquidity needs. The current target allocations for the U.S. management and represented pension plan assets are 55% in public equity securities, 40% in fixed-income securities, and 5% in real estate securities. During 2009, the Company included real estate securities as part of the target allocation due to its attractive risk and return profile at that time. The equity investment target allocation is equally divided between U.S. and international equity securities. The fixed-income allocation is primarily directed toward long-term core bond investments, with smaller allocations to Treasury Inflation-Protected Securities and high-yield bonds.

The fair values of the assets for the defined benefit pension plans by asset category were as follows:

	Fair Value Measurements as of December 31, 2009
	Level 1		Level 2		Level 3	Total
	(In thousands)

Cash & cash equivalents(a)	$5,487		$20,461		$—	$25,948
Equity securities:
U.S. companies	168,137	(b)	2,861	(c)	—	170,998
International companies	138,529	(b)	—		—	138,529
Fixed-income securities:
U.S. treasuries(d)	—		44,695		—	44,695
Corporate bonds(e)	—		156,239		—	156,239
Asset-backed and mortgage-backed securities	—		19,445		—	19,445
Agency-backed securities	—		12,062		—	12,062
Municipal bonds	—		5,407		—	5,407
Government bonds	—		3,440		—	3,440
Other types of investments:
Commingled funds — equities(f)	—		178,122		—	178,122
Commingled funds — bonds(g)	—		64,525		—	64,525

Total	$312,153		$507,257		$—	$819,410

(a)	Cash equivalents were primarily in short-term investment funds, which consisted of short-term money market instruments that were valued using quoted prices for similar assets and liabilities in active markets.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

(b)	Includes funds that invest primarily in equity securities of companies for which quoted prices are available in active markets.

(c)	Includes funds that invest primarily in equity securities that are traded less frequently than exchange-traded securities and are valued using inputs that include quoted prices for similar assets in active markets.

(d)	Fair value was determined based on compilation of primary observable market information and inputs that include quoted prices for similar assets in active markets, and inputs other than quoted prices that are observable for the asset, such as broker/dealer quotes, yield curves, and indices that are observable at commonly quoted intervals.

(e)	Includes funds that invest primarily in investment-grade debt securities.

(f)	Investments in funds not registered with U.S. Securities and Exchange Commission, with underlying investments primarily in publicly traded U.S. and non-U.S. equity securities, including securities with small and large market capitalization. Fair value was determined based on the net asset value per share of each investment at December 31, 2009. These funds are classified as level 2 in the fair value hierarchy as the Company could redeem these investments with the sponsoring investment management organizations at December 31, 2009 and with at least monthly frequency on an ongoing basis.

(g)	Investments in funds not registered with U.S. Securities and Exchange Commission, with underlying investments primarily in Treasury Inflation-Protected Securities and high-yield bonds. Fair value was determined based on the net asset value per share of each investment at December 31, 2009. These funds are classified as level 2 in the fair value hierarchy as the Company could redeem these investments with the sponsoring investment management organizations at December 31, 2009 and with at least monthly frequency on an ongoing basis.

Post-retirement Benefit Plan:

The Company’s overall investment strategy for the group life insurance plan is to allocate assets in a manner that seeks to both maximize the safety of promised benefits and minimize the cost of funding those benefits. The target asset allocation for plan assets reflects a risk/return profile that the Company believes is appropriate relative to the liability structure and return goals for the plans. The Company periodically reviews the allocation of plan assets relative to alternative allocation models to evaluate the need for adjustments based on forecasted liabilities and plan liquidity needs. The Company sets the overall portfolio allocation and uses an investment manager that directs the investment of funds consistent with that allocation. The investment manager invests the plan assets in index funds that it manages. The target allocations for post-retirement benefit plan assets are 40% in equity securities and 60% in fixed-income securities. The equity investment target allocation is equally divided between U.S. and international equity securities.

The fair values of the assets for the post-retirement benefit plans by asset category were as follows:

	Fair Value Measurements as of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)

Commingled funds — U.S. equities(a)	$—	$12,355	$—	$12,355
Commingled funds — International equities(a)	—	12,546	—	12,546
Commingled funds — bonds(a)	—	37,399	—	37,399

Total	$—	$62,300	$—	$62,300

(a)	Investments in funds not registered with U.S. Securities and Exchange Commission, with underlying investments primarily in the equity securities included in the S&P 500 Index, non-U.S. equity securities and investment grade fixed-income securities. Fair value was determined based on the net asset value per share of each investment at December 31, 2009. These funds are classified as level 2 in the fair value

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

hierarchy as the Company could redeem these investments with the sponsoring investment management organizations at December 31, 2009 and with at least monthly frequency on an ongoing basis.

Non-qualified Supplemental Pension Plan:

The Company does not set the target asset allocation or investment strategy for assets set aside for the non-qualified supplemental pension plan. The Company monitors the investment strategy established by the trustee, who has discretion over the trust assets, trust asset allocation and trust investment decisions. The trust agreement requires that at least $1 million be held in cash to meet near-term expenses. The trustee typically directs that an incremental amount of trust assets above that minimum requirement be held in cash or cash equivalents to reduce the need to liquidate investments in volatile market environments. The current target allocation established by the trustee for the non-qualified supplemental pension plan assets is 70% in fixed-income securities and 30% in equity securities.

The fair values of the assets for the non-qualified supplemental pension plan by asset category were as follows:

	Fair Value Measurements as of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)

Money market funds	$2,060	$—	$—	$2,060
Mutual funds(a)	7,907	—	—	7,907

Total	$9,967	$—	$—	$9,967

(a)	Registered investment company funds with quoted prices in active markets.

The following table sets forth the plan asset allocations as of December 31, 2008:

	Pension	Post-retirement
	Benefits	Benefits

Equity Securities	48%	40%
Debt Securities	52%	60%

The weighted-average investment portfolio allocation for the U.S. management and represented pension plans as of December 31, 2009 was consistent with the Company’s target investment portfolio allocation. The weighted-average investment portfolio allocation for the U.S. management and represented pension plans as of December 31, 2008 was 48% in equity and 52% in debt investments as compared to the target investment portfolio allocation of 53% equity and 47% debt.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Actuarial Assumptions:

The Company reassesses its benefit plan assumptions on a regular basis. The actuarial assumptions for the principal pension and post-retirement plans are as follows:

	Year Ended December 31,
	2009			2008			2007
		Post-	Post-		Post-	Post-		Post-	Post-
		retirement	retirement		retirement	retirement		retirement	retirement
	Pension	Health	Life	Pension	Health	Life	Pension	Health	Life
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits

Discount rate to determine net periodic cost (before/after curtailment cost(d))	6.50%	N/A	6.50%	6.50%	6.50%	6.50%	6.00/6.25%(a)	6.00/6.25%(b)	6.00/6.25%
Discount rate to determine the benefit obligation as of December 31	5.75%	N/A	6.00%	6.50%	6.50%	6.50%	6.50%	6.50%	6.50%
Rate of compensation increase	4.00%	N/A	4.00%	4.00%	N/A	4.00%	4.00%	N/A	4.00%
Expected average rate of return on plan assets	8.25/8.00%(c)	N/A	7.50%	8.25/8.00%(c)	N/A	7.75%	8.25/8.00%(c)	N/A	7.75%

(a)	Management plans only; The rate for the represented and non-qualified supplemental plans was 6.00%.

(b)	Management plans only; The rate for the represented plan was 6.00%.

(c)	Management/Represented plan; Rates vary by plan.

(d)	The sale of the Mobility Products Group in October 2007 triggered curtailment and settlement accounting. This transaction resulted in a mid-year re-measurement of the pension and post-retirement benefit obligations, which used the prevailing interest rate at that time.

The Company bases the salary increase assumptions on historical experience and future expectations. The expected rate of return for the Company’s retirement benefit plans represents the average rate of return expected to be earned on plan assets over the period that the benefit obligations are expected to be paid. In developing the expected rate of return, the Company considers long-term compound annualized returns based on historical market data, historical and expected returns on the various categories of plan assets, and the target investment portfolio allocations. The rates used are adjusted for any current or anticipated shifts in the investment mix of the plans. The rates also factor in the historic performance of the plans’ assets. The unprecedented losses during 2008 are viewed as an exception to the expected long-term rates. The gain on the pension assets during 2009 was $168.6 million, with the gains smoothed over the next five years through the return on assets assumption using the market related value of assets (“MRVA”) with those not yet recognized through MRVA amortized under current accounting rules for recognizing asset and liability gains and losses.

For the years ended December 31, 2009, 2008 and 2007, the Company used an expected rate of return on plan assets of 8.25% and 8.00% for the management and represented pension plans, respectively. For the Company’s U.S. post-retirement benefit plans, it used a weighted-average long-term rate of return on assets of 7.50% for 2009 and 7.75% for 2008 and 2007.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Benefit Payments:

The following table reflects the benefit payments, which include expected future service, that the Company expects the plans to pay in the periods presented:

	Pension	Post-retirement
	Benefits	Benefits
	(In thousands)

Year ending December 31, 2010	$92,423	$1,200
Year ending December 31, 2011	$88,432	$1,300
Year ending December 31, 2012	$88,497	$1,400
Year ending December 31, 2013	$88,343	$1,510
Year ending December 31, 2014	$88,217	$1,630
Year ending December 31, 2015 through December 31, 2019	$442,826	$10,090

The Company expects to contribute approximately $31.0 million to $37.0 million to its pension plans during the year ending December 31, 2010. The Company does not expect to contribute to its post-retirement benefit plan during the year ending December 31, 2010.

LSI 401(k) Defined Contribution Plan

Eligible employees in the U.S. may participate in the LSI Corporation 401(k) Plan (“LSI 401(k) Plan”). In 2007, separate plans applied to continuing and newly hired LSI employees and to former Agere employees. Effective January 1, 2008, all employees participated in the LSI 401(k) Plan. The Company provides a matching contribution of a fixed percentage of eligible compensation contributed by employees and may make an additional variable matching contribution based on the Company’s performance. Company contributions to the 401(k) plans were $3.8 million, $20.0 million and $14.3 million during the years ended December 31, 2009, 2008 and 2007, respectively. The Company temporarily suspended its matching contributions between April 6, 2009 and December 27, 2009.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Note 6 —	Balance Sheet Detail

The following tables show the details of selected balance sheet items:

	December 31,
	2009	2008
	(In thousands)

Inventories:
Raw materials	$24,038	$44,208
Work-in-process	19,090	52,242
Finished goods	126,207	124,085

Total inventories	$169,335	$220,535

Property and equipment:
Land	$38,021	$38,101
Buildings and improvements	94,139	107,309
Equipment	339,685	381,826
Furniture and fixtures	33,071	24,857
Leasehold improvements	46,724	38,055
Construction in progress	12,155	12,329

Property and equipment, gross	563,795	602,477
Accumulated depreciation	(344,823)	(366,514)

Property and equipment, net	$218,972	$235,963

Other accrued liabilities:
Restructuring reserves	$26,775	$42,662
Accrued expenses	187,321	193,999

Total other accrued liabilities	$214,096	$236,661

Accumulated other comprehensive loss:
Net unrealized gain on available-for-sale securities, net of tax	$5,928	$2,680
Net unrealized loss on cash-flow hedges, net of tax	(130)	(905)
Actuarial loss on pension and post-retirement plans, net of tax	(332,201)	(306,834)
Foreign currency translation adjustments	46,762	41,489

Total accumulated other comprehensive loss	$(279,641)	$(263,570)

Depreciation for property and equipment totaling $58.6 million, $61.9 million and $60.2 million was included in the Company’s results of operations for the years ended December 31, 2009, 2008 and 2007, respectively.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Note 7 —	Identified Intangible Assets and Goodwill

Intangible Assets

Identified intangible assets by reportable segment were comprised of the following:

	December 31,
	2009		2008
	Gross	Accumulated	Gross	Accumulated
	Carrying Amount	Amortization	Carrying Amount	Amortization
	(In thousands)

Semiconductor:
Current technology	$894,808	$(613,886)	$894,808	$(524,120)
Trademarks	26,657	(26,657)	26,657	(26,657)
Customer base	399,508	(198,616)	399,508	(160,925)
Non-compete agreements	1,949	(1,949)	1,949	(1,888)
Existing purchase orders	200	(200)	200	(200)
Supply agreement	100	(100)	100	(100)
Patent licensing	312,800	(99,383)	312,800	(63,243)
Order backlog	41,300	(41,300)	41,300	(41,300)
Workforce	3,567	(1,854)	3,567	(1,258)
Trade names	2,248	(2,248)	2,248	(2,248)

Subtotal	1,683,137	(986,193)	1,683,137	(821,939)

Storage Systems:
Current technology	178,581	(142,399)	164,339	(136,104)
Trademarks	7,150	(7,150)	7,150	(7,150)
Customer base	10,301	(5,797)	5,010	(5,010)
Non-compete agreements	1,600	(1,600)	1,600	(1,600)
Supply agreement	8,147	(8,147)	8,147	(8,147)
Trade names	1,350	(496)	800	(238)
IPR&D	760	—	—	—

Subtotal	207,889	(165,589)	187,046	(158,249)

Total identified intangible assets	$1,891,026	$(1,151,782)	$1,870,183	$(980,188)

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The following table summarizes amortization expense and the weighted-average lives of identified intangible assets:

	Weighted-	Year Ended December 31,
	Average Lives	2009	2008	2007
	(In months)	(In thousands)

Current technology	57	$96,061	$135,897	$88,579
Trademarks	83	—	50	855
Customer base	45	38,478	60,731	19,253
Non-compete agreements	27	61	1,076	1,662
Supply agreement	32	—	—	775
Patent licensing	36	36,140	37,059	27,510
Order backlog	2	—	—	53,000
Workforce	72	596	596	596
Trade names	68	258	488	208

Total	50	$171,594	$235,897	$192,438

The estimated annual future amortization expenses related to identified intangible assets as of December 31, 2009 are as follows:

Amount
(In thousands)

Fiscal Year:
2010	$160,943
2011	126,769
2012	106,694
2013	98,450
2014 and thereafter	246,388

Total	$739,244

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Goodwill

The following table summarizes changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008:

	Semiconductor	Storage Systems
	Segment	Segment	Total
		(In thousands)

Balance as of December 31, 2007:
Goodwill	$2,343,827	$175,624	$2,519,451
Accumulated impairment losses	(2,019,900)	—	(2,019,900)

	$323,927	$175,624	$499,551
Additions as a result of the acquisition during the year*	6,624	—	6,624
Adjustment to goodwill acquired in a prior year for a pre-acquisition income tax contingency, net**	33,535	—	33,535
Goodwill impairment	(364,086)	—	(364,086)

Balance as of December 31, 2008:
Goodwill	$2,383,986	$175,624	$2,559,610
Accumulated impairment losses	(2,383,986)	—	(2,383,986)

	$—	$175,624	$175,624
Additions as a result of the acquisitions during the year***	—	13,074	13,074

Balance as of December 31, 2009:
Goodwill	$—	$188,698	$188,698
Accumulated impairment losses	—	—	—

	$—	$188,698	$188,698

*	During the year ended December 31, 2008, the Company recorded $6.6 million of goodwill in connection with the acquisition of Infineon’s HDD semiconductor business.

**	During the year ended December 31, 2008, the Company recorded $39.3 million of goodwill primarily relating to a re-measurement of uncertain tax positions based on new information received during 2008, offset by $5.8 million of income tax refunds.

***	During the year ended December 31, 2009, the Company recorded $4.2 million and $8.9 million of goodwill in connection with the acquisitions of the 3ware RAID storage adapter business and ONStor, respectively.

The Company has historically pursued the acquisition of businesses, which has resulted in significant goodwill and intangible assets. The Company assesses the impairment of identified intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assesses the impairment of goodwill annually or sooner if events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include the following: (i) significant negative industry or economic trends; (ii) exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected losses that demonstrate continuing losses associated with an asset; or (iv) the Company’s market capitalization being less than net book value. When the Company determines that there is an indicator that the carrying value of identified intangibles or related goodwill may not be recoverable, the Company measures impairment based on estimates of future cash flows.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The goodwill impairment testing is a two-step process and is performed by reporting unit. The Company’s reporting units are Semiconductor and Storage Systems. The first step requires comparing the fair value of each reporting unit to its net book value. If the fair value of the reporting unit is greater than its net book value, there is no impairment. Otherwise, the second step must be completed to measure the amount of impairment. The second step calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step 1. The implied fair value of goodwill determined in step 2 is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.

In determining the fair value of each reporting unit, the Company relies solely on a discounted cash-flow analysis. The Company does research and analyzes peer multiples for comparison purposes, but does not rely directly upon such data due to the lack of specific comparability between the peer companies and its reporting units. Instead the Company employs the peer multiple data as a general check on the results of its discounted cash-flow analysis. The material assumptions used in performing the discounted cash-flow analysis include forecasts of expected future cash flows, including elements such as revenues, cost of sales, operating expenses, tax expenses, working capital, investment and capital expenditures. Key assumptions include expected near- and long-term growth rates, as well as expected profitability levels and capital investment. Since the forecasted cash flows of the business, as well as those allocated to individual assets, need to be discounted to present value in order to arrive at estimates of fair value, discount rates must also be estimated and applied in the valuation models. These discount rates are based on estimates of a market weighted-average cost-of-capital for each reporting unit, with adjustments made to account for the relative risk of individual assets valued.

In the fourth quarters of 2008 and 2007, the economic conditions in the semiconductor industry deteriorated and the Company’s stock price declined, resulting in the Company’s market capitalization falling below its net book value. Additionally, in the fourth quarter of 2008, the Company’s revenues were adversely affected by the global economic downturn.

During the fourth quarters of 2008 and 2007, the results of the Company’s analysis indicated that the carrying amount of goodwill for its Semiconductor reporting unit was no longer recoverable, and the Company recognized goodwill impairment charges of $364.1 million and $2,019.9 million in the Semiconductor segment during 2008 and 2007, respectively. There was no impairment charge to goodwill in 2009. The Company’s next annual test for the impairment of goodwill is expected to be performed in the fourth quarter of 2010 or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable.

The Company assesses the recoverability of its identified intangible assets based on management’s estimates of undiscounted projected future operating cash flows compared to the net book value of the identified intangible assets. In cases where the net book value exceeds undiscounted projected future operating cash flows, an impairment exists. The impairment charge is measured as the difference between the net book value of the identified intangible assets and the fair value of such assets. The fair value is determined using a discounted cash-flow approach for each asset grouping. In 2008, based on the assessment, the Company recorded identified intangible asset impairment charges of $177.5 million in the Semiconductor segment, of which $98.1 million related to existing technology and $79.4 million related to customer relationships. In 2007, the Company recorded an impairment charge of $1.6 million in the Semiconductor segment which related primarily to existing technology. There was no impairment charge of identified intangible assets for the year ended December 31, 2009.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Note 8 —	Cash, Cash Equivalents And Investments

The following table shows the breakdown of the Company’s cash, cash equivalents and investments:

	December 31,
	2009	2008
	(In thousands)

Cash and cash equivalents:
Cash in financial institutions	$147,218	$77,372

Cash equivalents:
Overnight deposits and money-market funds	631,073	744,430
Commercial paper	—	1,085
U.S. government and agency securities	—	6,414

Total cash equivalents	631,073	751,929

Total cash and cash equivalents	$778,291	$829,301

Available-for-sale debt securities:
Asset-backed and mortgage-backed securities	$138,282	$184,511
U.S. government and agency securities	40,644	88,504
Corporate and municipal debt securities	4,855	16,826

Total short-term investments	$183,781	$289,841

Long-term investments in equity securities*:
Marketable available-for-sale equity securities	$1,405	$566
Non-marketable equity securities	56,579	46,141

Total long-term investments in equity securities	$57,984	$46,707

*	Included in other assets in the consolidated balance sheets.

The following tables summarize cash equivalents and available-for-sale debt and equity securities measured at fair value on a recurring basis as of December 31, 2009 and 2008:

	Fair Value Measurements as of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)

Short-term investments in debt securities and cash equivalents	$631,073	$183,781	$—	$814,854
Long-term investments in marketable equity securities	$1,405	$—	$—	$1,405

	Fair Value Measurements as of December 31, 2008
	Level 1	Level 2	Level 3	Total
	(In thousands)

Short-term investments in debt securities and certain cash equivalents	$664,116	$297,336	$—	$961,452
Long-term investments in marketable equity securities	$566	$—	$—	$566

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Investments in Available-for-Sale Securities

Contractual maturities of available-for-sale debt securities as of December 31, 2009 were as follows:

Amount
(In thousands)

Due within one year	$29,579
Due in 1-5 years	23,093
Due in 5-10 years	10,630
Due after 10 years	120,479

Total	$183,781

The maturities of asset-backed and mortgage-backed securities were allocated based on contractual principal maturities assuming no prepayments.

The following tables show the breakdown of the estimated fair value of the Company’s available-for-sale securities as of December 31, 2009 and 2008:

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	Loss (*)	Fair Value
	(In thousands)

Short-term debt securities:
Asset-backed and mortgage-backed securities	$132,210	$7,141	$(1,069)	$138,282
U.S. government and agency securities	39,033	1,611	—	40,644
Corporate and municipal debt securities	4,736	175	(56)	4,855

Total short-term debt securities	$175,979	$8,927	$(1,125)	$183,781

Long-term marketable equity securities	$111	$1,294	$—	$1,405

*	At December 31, 2009, there were 30 investments in an unrealized loss position.

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value
	(In thousands)

Short-term debt securities:
Asset-backed and mortgage-backed securities	$183,385	$1,830	$(704)	$184,511
U.S. government and agency securities	85,426	3,078	—	88,504
Corporate and municipal debt securities	17,183	53	(410)	16,826

Total short-term debt securities	$285,994	$4,961	$(1,114)	$289,841

Long-term marketable equity securities	$155	$413	$(2)	$566

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The following tables summarize the gross unrealized losses and fair values of the Company’s short-term investments that have been in a continuous unrealized loss position for less than and greater than 12 months, aggregated by investment category as of December 31, 2009 and 2008:

	December 31, 2009
	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Asset-backed and mortgage-backed securities	$9,126	$(1,037)	$870	$(32)
Corporate and municipal debt securities	1,308	(56)	—	—

Total	$10,434	$(1,093)	$870	$(32)

	December 31, 2008
	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Asset-backed and mortgage-backed securities	$51,502	$(544)	$9,334	$(160)
Corporate and municipal debt securities	11,490	(410)	331	—

Total	$62,992	$(954)	$9,665	$(160)

The Company recognized impairment charges of $14.3 million for certain available-for-sale debt securities for the year ended December 31, 2008 after determining that the decline in their fair value was other than temporary. There were no such impairment charges for available-for-sale debt securities for the years ended December 31, 2009 and 2007. There are no other than temporary impairment losses recorded in other comprehensive income for the year ended December 31, 2009.

The Company recognized impairment charges of $1.0 million for certain marketable available-for-sale equity securities for the year ended December 31, 2008. There were no such impairment charges for available-for-sale equity securities for the years ended December 31, 2009 and 2007.

Net realized gain/(loss) on sales of available-for-sale debt securities was $0.2 million, $1.7 million and $(1.6) million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company realized a net pre-tax gain of $0.1 million related to the sale of certain marketable available-for-sale equity securities for the year ended December 31, 2009. There were no sales of available-for-sale equity securities for the years ended December 31, 2008 and 2007.

During the year ended December 31, 2009, the Company recorded a pre-tax charge of $1.7 million associated with the write-off of certain non-marketable equity securities considered to be other than temporarily impaired. The pre-tax charge was recorded in interest income and other, net in the consolidated statements of operations. The Company did not evaluate the remaining non-marketable equity securities, with a carrying value of $56.6 million, for impairment in 2009 as there were no identified events or changes in circumstances that may have a significantly adverse effect on the investments.

Note 9 —	Segment and Geographic Information

The Company operates in two reportable segments — the Semiconductor segment and the Storage Systems segment. The Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”). The

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

CODM allocates resources to and assesses the performance of each segment using information about its revenue and operating income or loss before interest and taxes.

Summary of Operations by Segment

The following is a summary of operations by segment:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Revenues:
Semiconductor	$1,421,463	$1,795,054	$1,778,959
Storage Systems	797,696	882,023	824,684

Total	$2,219,159	$2,677,077	$2,603,643

Loss from operations:
Semiconductor	$(158,801)	$(658,442)	$(2,539,601)
Storage Systems	29,630	62,722	48,370

Total	$(129,171)	$(595,720)	$(2,491,231)

For the years ended December 31, 2009, 2008 and 2007, restructuring of operations and other items, net, were primarily included in the Semiconductor segment. Depreciation expense for the Semiconductor and Storage Systems segments was $44.3 million and $14.3 million, respectively, for the year ended December 31, 2009, $47.3 million and $14.6 million, respectively, for the year ended December 31, 2008, and $44.6 million and $15.6 million, respectively, for the year ended December 31, 2007.

Significant Customers

The following table provides information about the Company’s significant customers, each of whom accounted for 10% or more of consolidated revenues or 10% or more of either segment’s revenues:

	Year Ended December 31,
	2009	2008	2007

Semiconductor segment:
Number of significant customers	1	1	2
Percentage of segment revenues	24%	26%	28%, 12%
Storage Systems segment:
Number of significant customers	2	3	3
Percentage of segment revenues	48%, 13%	46%, 14%, 11%	47%, 16%, 11%
Consolidated:
Number of significant customers	2	2	2
Percentage of consolidated revenues	19%, 16%	17%, 16%	19%, 15%

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Information about Geographic Areas

The Company’s significant operations outside the United States include sales offices in Europe, the Middle East and Asia, including Japan. The following is a summary of revenues and long-lived assets by entities located within the indicated geographic areas:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Revenues:
North America*	$519,186	$737,163	$858,694
Asia**	1,126,021	1,359,783	1,401,322
Europe and the Middle East	573,952	580,131	343,627

Total	$2,219,159	$2,677,077	$2,603,643

	December 31,
	2009	2008
	(In thousands)

Long-lived assets:
North America*	$203,711	$216,646
Asia**	13,062	16,591
Europe and the Middle East	2,199	2,726

Total	$218,972	$235,963

*	Primarily the United States.

**	Including Japan.

Note 10 —	Derivative Instruments

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

Cash-Flow Hedges

The Company enters into forward contracts that are designated as foreign currency cash-flow hedges of selected forecasted payments denominated in currencies other than U.S. dollars. These forward contracts generally mature within 12 months. The Company evaluates and calculates the effectiveness of each hedge at least quarterly. Changes in fair value attributable to changes in time value are excluded from the assessment of effectiveness and are recognized in interest income and other, net. The effective portion of the forward contracts’ gain or loss is recorded in other comprehensive income and is subsequently reclassified into earnings when the hedged expense is recognized within the same line item on the statements of operations as the impact of the hedged transaction. The ineffective portion of the gain or loss is reported in earnings immediately. As of December 31, 2009, the total notional value of the Company’s outstanding forward contracts, designated as foreign currency cash-flow hedges for forecasted Euro, Pounds Sterling and Indian Rupees payment transactions, was $28.0 million.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Other Foreign-Currency Hedges

The Company enters into foreign exchange forward contracts that are used to hedge certain foreign-currency-denominated assets or liabilities that do not qualify for hedge accounting. These forward contracts generally mature within three months. Changes in fair value of these hedges are recorded immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged. As of December 31, 2009, the total notional value of the Company’s outstanding forward contracts, not designated as hedges under hedge accounting, to buy Japanese Yen, Euro, Pounds Sterling, Canadian Dollars, Singapore Dollars, Korean Won and Indian Rupees was $136.2 million.

Fair Values of Derivative Instruments

The following table summarizes the fair value and balance sheet classification of foreign exchange forward contract derivatives:

	Fair Value Measurements as of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)

Prepaid expenses and other current assets:
Derivative assets designated as hedging instruments:
Foreign exchange forward contracts	$—	$929	$—	$929
Derivative assets not designated as hedging instruments:
Foreign exchange forward contracts	$—	$4	$—	$4
Other accrued liabilities:
Derivative liabilities designated as hedging instruments:
Foreign exchange forward contracts	$—	$299	$—	$299
Derivative liabilities not designated as hedging instruments:
Foreign exchange forward contracts	$—	$11	$—	$11

Effect of Derivative Instruments on Other Comprehensive Income and Statements of Operations

The following tables summarize the after-tax effect of foreign exchange forward contract derivatives on other comprehensive income and the statements of operations, by (a) cash-flow hedges and (b) other foreign-currency hedges:

(a)	Cash-Flow Hedges:

Year Ended
December 31,
2009
(In thousands)

Accumulated loss in other comprehensive income at January 1	$(905)
Net unrealized gain recorded in other comprehensive income (effective portion)	679
Loss reclassified from accumulated other comprehensive income to research and development expenses (effective portion)	95
Loss reclassified from accumulated other comprehensive income to selling, general and administrative expenses (effective portion)	1

Accumulated loss in other comprehensive income at December 31	$(130)

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

As of December 31, 2009, the unrealized loss, net of income taxes, included in accumulated other comprehensive loss, which will be reclassified into earnings within the next 12 months, was not significant.

(b)	Other Foreign-Currency Hedges:

Year Ended
December 31,
2009
(In thousands)

Gain recognized in interest income and other, net	$7,911

The gain and loss related to other foreign-currency hedges included in interest income and other, net, were not significant for the years ended December 31, 2008 and 2007.

Note 11 —	Debt

The following table sets forth information about the Company’s convertible subordinated notes:

		Interest	Conversion	December 31,
	Maturity	Rate	Price	2009	2008
				(In thousands)

4% Convertible Subordinated Notes	2010	4.00%	$13.4200	$350,000	$350,000
6.5% Convertible Subordinated Notes	2009	6.50%	$15.3125	—	243,002
Accrued debt premium				—	7,405
Amortization of accrued debt premium				—	(5,300)

Total debt				350,000	595,107
Current portion of long-term debt				(350,000)	(245,107)

Long-term debt, net of current portion				$—	$350,000

As of December 31, 2009, the Company had outstanding $350.0 million of 4% Convertible Subordinated Notes due on May 15, 2010 (“4% Convertible Notes”). Interest on these notes is payable semiannually on May 15 and November 15 of each year. These notes are subordinated to all existing and future senior debt and are convertible at the holder’s option into shares of the Company’s common stock at a conversion price of approximately $13.42 per share at any time prior to maturity. The Company cannot elect to redeem these notes prior to maturity. Each holder of these notes has the right to cause the Company to repurchase all of such holder’s notes at a price equal to 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change to the Company, which includes a transaction or an event such as an exchange offer, liquidation, a tender offer, consolidation, certain mergers or combinations.

During the year ended December 31, 2009, the 4% Convertible Notes became due within 12 months. As such, the balance was reclassified to the current portion of long-term debt. As of December 31, 2009, the estimated fair value of the 4% Convertible Notes was $351.9 million, based on market data.

As part of the merger with Agere, the Company guaranteed Agere’s 6.5% Convertible Subordinated Notes due December 15, 2009 (“6.5% Convertible Notes”). During 2008, the Company repurchased $118.6 million in principal amount of these notes for $116.6 million in cash. A pre-tax gain of $3.2 million was recognized and included in interest income and other, net, for the repurchase. The pre-tax gain included the write-off of accrued debt premium proportional to the repurchases. During the year ended December 31, 2009, the Company redeemed the remaining $243.0 million principal amount of 6.5% Convertible Notes at a price of 100.43% of the principal amount of each note plus accrued interest to the date of redemption. A net pre-tax gain of $0.1 million was recognized and included in interest income and other, net. The pre-tax gain was net of the write-off of the unamortized accrued debt premium as of the redemption date.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The aggregate principal payment required on outstanding debt obligations is $350.0 million in 2010.

The Company paid $21.9 million, $36.7 million and $37.5 million in interest during the years ended December 31, 2009, 2008 and 2007, respectively.

Approximately $28.0 million of the proceeds from issuance of the 4% Convertible Notes were used to purchase call spread options (“Call Spread Options”) on the Company’s common stock. The Call Spread Options, including fees and costs, were accounted for as capital transactions. The Call Spread Options cover approximately 26.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion in full of the 4% Convertible Notes. The Call Spread Options are designed to mitigate dilution from conversion of the 4% Convertible Notes in the event that the market price per share of the Company’s common stock upon exercise of the Call Spread Options is greater than $13.42 and is less than or equal to $23.875. The Call Spread Options may be settled at the Company’s option in either net shares or in cash and expire in 2010. Settlement of the Call Spread Options in net shares on the expiration date would result in the Company receiving a number of shares, not to exceed 26.1 million shares, of the Company’s common stock with a value equal to the amount otherwise receivable on cash settlement. Should there be an early unwinding of the Call Spread Options, the amount of cash or net shares potentially receivable by the Company will depend on then existing market conditions, the Company’s stock price, the volatility of the Company’s stock and the amount of time remaining on the Call Spread Options.

Note 12 —	Income Taxes

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Current:
Federal	$(6,237)	$(4,740)	$(25,887)
State	2,098	935	5,500
Foreign	(82,201)	19,074	31,430

Total current taxes	(86,340)	15,269	11,043

Deferred:
Federal	4,211	2,365	595
State	313	132	74
Foreign	(1,295)	9,934	(386)

Total deferred taxes	3,229	12,431	283

Total	$(83,111)	$27,700	$11,326

The following table summarizes the domestic and foreign components of loss before income taxes:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Domestic	$(100,826)	$(660,554)	$(2,450,380)
Foreign	(30,004)	66,001	(25,113)

Loss before income taxes	$(130,830)	$(594,553)	$(2,475,493)

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The following table summarizes significant components of the Company’s deferred tax assets and liabilities:

	December 31,
	2009	2008
	(In thousands)

Deferred tax assets:
Tax credit carryovers	$412,685	$364,637
Net operating loss carryforwards	1,382,990	1,310,204
Capital loss carryover	142,630	137,247
Future deductions for purchased intangible assets	194,298	288,334
Depreciation and amortization	101,121	127,550
Pension and post-retirement benefits	159,139	161,250
Future deductions for reserves and other	136,808	10,792
Future deductions for inventory reserves	4,359	13,930

Total deferred tax assets	2,534,030	2,413,944
Valuation allowance	(2,304,316)	(2,062,718)

Net deferred tax assets	229,714	351,226

Deferred tax liabilities:
Unrealized gain on investments	—	(1,476)
Tax deductible goodwill	(31,490)	(26,966)
Purchased intangible assets	(224,455)	(345,954)

Total deferred tax liabilities	(255,945)	(374,396)

Total net deferred tax liabilities	$(26,231)	$(23,170)

Valuation allowances reduce the deferred tax assets to the amount that, based upon all available evidence, is more likely than not to be realized. The deferred tax assets’ valuation allowance is attributed to U.S. federal, state and certain foreign deferred tax assets primarily consisting of reserves, other one-time charges, purchased intangible assets, tax credit carryovers and net operating loss carryovers that could not be benefited under existing carry-back rules. Approximately $102.0 million of the valuation allowance at December 31, 2009 relates to tax benefits of stock option deductions, which will be credited to equity if and when realized.

As of December 31, 2009, the Company had federal, state and foreign net operating loss carryovers of approximately $3,535.5 million, $1,679.4 million and $206.1 million, respectively. The federal net operating losses will expire beginning in 2021 through 2029. The state net operating losses will expire beginning in 2010 through 2029. The foreign net operating losses will expire beginning in 2014. Approximately $3,379.4 million of the federal net operating loss carryover and $1,390.3 million of the state net operating loss carryover relate to recent acquisitions and are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986. As of December 31, 2009, the Company had tax credits of approximately $450.0 million, which will expire beginning in 2010.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The following table summarizes differences between the Company’s effective tax rate and the federal statutory rate:

	Year Ended December 31,
	2009	2008	2007

Pre-tax income/loss federal statutory rate	35%	35%	35%
State taxes, net of federal benefit	0%	0%	0%
Foreign rate differential	(26)%	(4)%	(2)%
Settlements of foreign tax audits	62%	—	—
Change in valuation allowance	(9)%	(17)%	(3)%
Nondeductible expenses	(3)%	(1)%	(3)%
Goodwill impairment	—	(20)%	(28)%
Domestic unrecognized tax benefits	(2)%	1%	0%
Tax refunds	2%	0%	0%
Tax benefit related to refundable R&D credit	3%	1%	0%
Tax adjustments on unrealized other comprehensive income gain	2%	0%	1%
Others	0%	0%	0%

Effective tax rate	64%	(5)%	0%

The Company paid income taxes, net of refunds received, of $24.6 million, $28.9 million and $17.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has a tax holiday in effect for its business operations in Singapore effective January 1, 2009. The tax holiday allows for a reduced tax rate of 10% for 10 years on the qualifying profits generated through December 31, 2018. For 2009, the tax savings of this holiday was approximately $2.0 million with no material per-share impact.

In 2009 and 2008, the Company recorded an income tax benefit of $3.6 million and $3.1 million, respectively, related to refundable research and development tax credits due to the enactment of the Housing and Economic Recovery Act of 2008. The American Recovery and Reinvestment Act of 2009 extended this temporary benefit through 2009.

In 2009, with settlements of tax audits in foreign jurisdictions, the Company recognized a tax benefit of $81.0 million, which included unrecognized tax benefits of $71.9 million and interest and penalties of $9.1 million.

The Company has not provided for U.S. federal income and foreign withholding taxes on $77.8 million of cumulative undistributed earnings of various non-U.S. subsidiaries. Such earnings are intended to be reinvested in the non-U.S. subsidiaries for an indefinite period of time. It is not practicable to compute the amount of incremental taxes that would result from the repatriation of those earnings.

Uncertain Income Tax Positions

As of January 1, 2007, the Company changed the manner in which it accounts for uncertain tax positions and recognized the cumulative effect of a $27.2 million increase to the opening balance of accumulated deficit as of January 1, 2007, with the offset to deferred tax liability. As of December 31, 2009 and 2008, the amount of unrecognized tax benefits was $163.9 million and $232.0 million, respectively. The $163.9 million as of December 31, 2009 is related to unrecognized tax benefits that, if realized, would affect the annual effective tax rate of the Company.

Of the $163.9 million of unrecognized tax benefits as of December 31, 2009, the Company expects to pay $11.2 million, which includes interest of $1.4 million, within one year. Accordingly, this amount has been recorded

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

in other current liabilities. For the remaining balance, the Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of various statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, the Company estimates that, in addition to the $11.2 million discussed above, unrecognized tax benefits, plus accrued interest and penalties, could decrease by up to $29.8 million.

The Company files income tax returns at the U.S. federal level and in various state and foreign jurisdictions. With some exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005. In 2009, the Company’s subsidiary in Singapore settled its 1999 to 2007 income tax audit and the subsidiary in Hong Kong settled its 1997 to 2008 income tax audit.

The Company recognizes interest and penalties accrued in relation to unrecognized tax benefits in tax expense. For the years ended December 31, 2009, 2008 and 2007, the Company recorded charges to tax expense of approximately $18.6 million, $12.4 million and $9.9 million for interest and penalties, respectively. Also, the Company recorded benefits to tax expense of approximately $32.0 million, $5.5 million and $1.1 million for interest and penalties, respectively, as a result of reductions to tax positions taken in a prior year, lapses in statutes of limitations and audit settlements. As of December 31, 2009 and 2008, the Company had $42.4 million and $55.9 million, respectively, of accrued interest and penalties which are included in current and non-current income tax liabilities on the consolidated balance sheets.

The following table sets forth a reconciliation of the beginning and ending amount of the liability for unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007

Balance at January 1	$232,050	$206,649	$132,947
Addition for Agere merger at April 2, 2007	—	—	65,241
Tax positions related to current year:
Additions	10,738	15,081	12,741
Tax positions related to prior years:
Additions	54,058	43,473 *	—
Reductions	—	(7,903)	(1,551)
Lapses in statute of limitations	(16,374)	(23,055)	(3,615)
Settlements	(96,926)	(3,042)	—
Payments	(22,151)	—	—
Foreign exchange loss	2,464	847	886

Balance at December 31	$163,859	$232,050	$206,649

*	Of this amount, $39.1 million relates to pre-acquisition unrecognized tax benefits that were booked to goodwill.

Note 13 —	Related Party Transactions

A member of the Company’s board of directors is also a member of the board of directors of Seagate Technology. The Company sells semiconductors used in storage product applications to Seagate Technology for prices comparable to those charged to an unrelated third-party. The Company also purchases drives used in its storage systems from Seagate Technology for prices comparable to those paid to other vendors for similar products. Revenues from sales to Seagate Technology were $344.2 million, $466.9 million and $494.4 million for the years

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

ended December 31, 2009, 2008 and 2007, respectively. Purchases from Seagate Technology were $48.0 million, $61.4 million and $41.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company had accounts receivable from Seagate Technology of $53.6 million and $43.5 million as of December 31, 2009 and 2008, respectively.

The Company has an equity interest in a joint venture, Silicon Manufacturing Partners Pte Ltd. (“SMP”), with GLOBALFOUNDRIES, a manufacturing foundry for integrated circuits. SMP operates an integrated circuit manufacturing facility in Singapore. The Company owns a 51% equity interest in this joint venture, and GLOBALFOUNDRIES owns the remaining 49% equity interest. The Company’s 51% interest in SMP is accounted for under the equity method because the Company is effectively precluded from unilaterally taking any significant action in the management of SMP due to GLOBALFOUNDRIES’ significant participatory rights under the joint venture agreement. Because of GLOBALFOUNDRIES’ approval rights, the Company cannot make any significant decisions regarding SMP without GLOBALFOUNDRIES’ approval, despite the 51% equity interest. In addition, the General Manager, who is responsible for the day-to-day management of SMP, is appointed by GLOBALFOUNDRIES, and GLOBALFOUNDRIES provides the day-to-day operational support to SMP.

The Company purchased $46.1 million, $68.5 million and $57.3 million of inventory from SMP during the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, the amounts of inventory on hand that were purchased from SMP were $4.1 million and $14.1 million, respectively, and amounts payable to SMP were $3.8 million and $2.7 million, respectively.

Note 14 —	Commitments, Contingencies and Legal Matters

Operating Leases

The Company leases real estate, certain non-manufacturing equipment and software under non-cancelable operating leases, which expire through 2026. The facilities lease agreements typically provide for base rental rates that are increased at various times during the terms of the lease and for renewal options at the fair market rental value. Future minimum payments under the operating lease agreements for the above-mentioned facilities, equipment and software are $71.9 million, $33.5 million, $16.4 million, $9.5 million, $4.1 million and $1.3 million for the years ending December 31, 2010, 2011, 2012, 2013, 2014 and thereafter, respectively.

Rental expense under all operating leases was $39.1 million, $36.1 million and $35.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Purchase Commitments

The Company maintains purchase commitments with certain suppliers, primarily for raw materials and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary for different suppliers. As of December 31, 2009, the total purchase commitments were $559.6 million, which are due through 2012.

The Company has a take-or-pay agreement with SMP under which it has agreed to purchase 51% of the managed wafer capacity from SMP’s integrated circuit manufacturing facility and GLOBALFOUNDRIES agreed to purchase the remaining 49% of the managed wafer capacity. SMP determines its managed wafer capacity each year based on forecasts provided by the Company and GLOBALFOUNDRIES. If the Company fails to purchase its required commitments, it will be required to pay SMP for the fixed costs associated with the unpurchased wafers. GLOBALFOUNDRIES is similarly obligated with respect to the wafers allotted to it. The agreement may be terminated by either party upon two years written notice. The agreement may also be terminated for material breach, bankruptcy or insolvency.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Guarantees

Product Warranties:

The Company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to five years. A liability for estimated future costs under product warranties is recorded when products are shipped.

The following table sets forth a summary of the changes in product warranties during the years ended December 31, 2009 and 2008:

	Year Ended December 31
	2009	2008
	(In thousands)

Balance at the beginning of the period	$12,238	$14,734
Accruals for warranties issued during the period	16,245	14,563
Accruals related to pre-existing warranties (including changes in estimates)	639	(1,961)
Settlements made during the period (in cash or in kind)	(15,291)	(15,098)

Balance at the end of the period	$13,831	$12,238

Standby Letters of Credit:

As of December 31, 2009 and 2008, the Company had outstanding obligations relating to standby letters of credit of $4.3 million and $19.2 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, claims from litigations and certain self-insured risks. If the guarantees are called, the Company must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amount and they generally have one-year terms.

Uncertain Tax Positions

As of December 31, 2009, the amount of the unrecognized tax benefits was $163.9 million, of which the Company expects to pay $11.2 million within one year. Accordingly, this amount has been recorded in other current liabilities. For the remaining balance, the Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. For the year ended December 31, 2009, the Company recorded a reversal of $144.6 million in liabilities, which includes previously unrecognized tax benefits of $113.3 million and interest and penalties of $31.3 million, because of settlements of multi-year tax audits in foreign jurisdictions and the expiration of various statutes of limitations. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of various statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, the Company estimates that, in addition to the $11.2 million discussed above, unrecognized tax benefits, plus accrued interest and penalties, could decrease by up to $29.8 million.

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

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

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

Legal Matters

On December 6, 2006, Sony Ericsson Mobile Communications USA Inc. (“Sony Ericsson”) filed a lawsuit against Agere in Wake County Superior Court in North Carolina, alleging unfair and deceptive trade practices, fraud and negligent misrepresentation in connection with Agere’s engagement with Sony Ericsson to develop a wireless data card for personal computers. The complaint claims an unspecified amount of damages and seeks compensatory damages, treble damages and attorneys’ fees. On February 13, 2007, Agere filed a motion to dismiss for improper venue. On August 27, 2007, the court granted Agere’s motion to dismiss for improper venue. Sony Ericsson appealed that ruling. On March 3, 2009, the North Carolina Court of Appeals affirmed the lower court’s ruling. On October 22, 2007, Sony Ericsson filed a lawsuit in the Supreme Court of the State of New York, New York County against LSI, raising substantially the same allegations and seeking substantially the same relief as the North Carolina proceeding. In January 2010, Sony Ericsson amended its complaint by adding claims for fraudulent concealment and gross negligence.

On March 23, 2007, CIF Licensing, LLC, d/b/a GE Licensing (“GE”) filed a lawsuit against Agere in the United States District Court for the District of Delaware, asserting that Agere products infringe patents in a portfolio of patents GE acquired from Motorola. GE has asserted that four of the patents cover inventions relating to modems. GE is seeking monetary damages. Agere believes it has a number of defenses to the infringement claims in this action, including laches, exhaustion and its belief that it has a license to the patents. The court postponed hearing motions based on these defenses until after the trial, and did not allow Agere to present evidence on these defenses at trial. On February 17, 2009, the jury in this case returned a verdict finding that three of the four patents were invalid and that Agere products infringed the one patent found to be valid and awarding GE $7.6 million for infringement of that patent. The jury also found Agere’s infringement was willful, which means that the judge could increase the amount of damages up to three times its original amount. The court has not scheduled hearings on Agere’s post-trial motions related to its defenses. One of these motions seeks to have a mis-trial declared based on Agere’s belief that GE withheld evidence in discovery, which affected Agere’s ability to present evidence at trial. The court has agreed to appoint a special master to investigate this matter. If the jury’s verdict is entered by the court, Agere would also expect to be required to pay interest from the date of infringing sales. If the verdict is entered, LSI intends to appeal the matter. On February 17, 2010, the court issued an order granting GE’s summary judgment motions seeking to bar Agere’s defenses of laches, exhaustion, and license and denying Agere’s summary judgment motions concerning the same defenses. With respect to Agere’s exhaustion defense, the court denied Agere’s summary judgment motion, but ruled that Agere has leave to renew its motion in the form of a post-trial motion. Agere intends to seek clarification regarding the court’s order, which Agere believes is inconsistent with the court’s prior decisions regarding Agere’s ability to assert these defenses.

In April 2008, LSI filed an action with the International Trade Commission (“ITC”) seeking from the United States the exclusion of products produced by 23 companies. Qimonda AG, one of these companies, filed a lawsuit against LSI in the United States District Court for the Eastern District of Virginia (Richmond Division) on November 12, 2008, alleging that LSI’s products infringe seven of Qimonda’s patents. Qimonda is seeking monetary damages, treble damages and costs, expenses and attorneys’ fees due to alleged willfulness, interest, and temporary and permanent injunctive relief for all the patents in the suit. On November 20, 2008, Qimonda filed an ITC action against LSI and Seagate alleging that multiple LSI products infringe the same seven patents, and seeking an injunction against sales of infringing products. Subsequently, Qimonda dropped from the ITC proceeding its claims relating to three of the patents. A hearing on Qimonda’s ITC claims was held before an administrative law judge in June 2009. On October 14, 2009, the judge issued an initial determination, in which he found that a

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

domestic industry did not exist in the U.S. for any of the four patents asserted by Qimonda. The judge also found that three of the four patents were not infringed and that the one patent found to be infringed was invalid. On January 29, 2010, the ITC issued a notice terminating the investigation against LSI and Seagate with a finding of no violation of Section 337 of the Tariff Act of 1930. Based on this notice, an injunction from the ITC is not available to Qimonda at this time. Qimonda has stated that insolvency proceedings for it opened on April 1, 2009.

In addition to the foregoing, the Company and its subsidiaries are parties to other litigation matters and claims in the normal course of business. The Company does not believe, based on currently available facts and circumstances, that the final outcome of these other matters, taken individually or as a whole, will have a material adverse effect on the Company’s results of operations or financial position. However, the pending unsettled lawsuits may involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. From time to time, the Company may enter into confidential discussions regarding the potential settlement of such lawsuits. However, there can be no assurance that any such discussions will occur or will result in a settlement. Moreover, the settlement of any pending litigation could require the Company to incur substantial costs and, in the case of the settlement of any intellectual property proceeding against the Company, may require the Company to obtain a license to a third-party’s intellectual property that could require royalty payments in the future and the Company to grant a license to certain of its intellectual property to a third-party under a cross-license agreement. The results of litigation are inherently uncertain, and material adverse outcomes are possible.

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

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of LSI Corporation and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 26, 2010

Supplementary Financial Data
Interim Financial Information (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Year Ended December 31, 2009
Revenues	$482,279	$520,665	$578,419	$637,796
Gross profit	170,072	180,893	225,586	266,850
Net (loss)/income	(103,547)	(61,483)	52,485	64,826
Basic (loss)/income per share:	$(0.16)	$(0.09)	$0.08	$0.10
Diluted (loss)/income per share:	$(0.16)	$(0.09)	$0.08	$0.10
Year Ended December 31, 2008
Revenues	$660,747	$692,063	$714,308	$609,959
Gross profit	259,553	284,896	297,417	227,103
Net (loss)/income	(13,628)	(13,647)	11,371	(606,349)
Basic (loss)/income per share:	$(0.02)	$(0.02)	$0.02	$(0.94)
Diluted (loss)/income per share:	$(0.02)	$(0.02)	$0.02	$(0.94)

During the fourth quarter of 2008, the Company recognized goodwill and identified intangible impairment charges of $541.6 million in the Semiconductor segment. There were no impairment charges of goodwill or identified intangible assets for the year ended December 31, 2009.

During the first, second, third and fourth quarters of 2009, the Company recorded charges for restructuring of operations and other items, net, of $25.2 million, $6.0 million, $4.7 million and $2.3 million, respectively.

During the first, second, third and fourth quarters of 2008, the Company recorded charges for restructuring of operations and other items, net, of $4.6 million, $20.7 million, $1.6 million and $16.8 million, respectively.

In 2009, the Company’s fiscal quarters ended on April 5, July 5, October 4 and December 31. In 2008, the Company’s fiscal quarters ended on March 30, June 29, September 28 and December 31.

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

Our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the results of our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Item 8 and is incorporated herein by reference.

Changes in Internal Controls:  During the fourth quarter of 2009, we did not make any change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

LSI Corporation
1110 American Parkway NE
Room 10A-301C
Allentown, PA 18109
Attn: Response Center
Telephone: 1-800-372-2447

Apart from certain information about our executive officers which is set forth under the caption “Executive Officers of LSI” in Part I of this report and is incorporated herein by reference, the other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2010 annual meeting, including the information set forth under the captions “Election of Directors-Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Board Structure and Composition — Audit Committee.”

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our 2010 annual meeting, including the information set forth under the captions “Executive Compensation,” “Corporate Governance — Director Compensation” and “Corporate Governance — Board Structure and Composition — Compensation Committee Interlocks and Insider Participation.”

The information in the section of the proxy statement for our 2010 annual meeting captioned “Compensation Committee Report” is incorporated by reference herein but shall be deemed furnished, not filed, and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our 2010 annual meeting, including the information set forth under the captions “Security Ownership” and “Equity Compensation Plan Information as of December 31, 2009.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the proxy statement for our 2010 annual meeting, including the information set forth under the captions “Related Persons Transaction Policy and Procedures” and “Corporate Governance — Board Structure and Composition.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the proxy statement for our 2010 annual meeting, including the information set forth under the caption “Ratification of Appointment of Independent Auditors.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of LSI Corporation and Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K:

(a)(2) Financial Statement Schedule

The following financial statement schedule is filed as part of this Form 10-K:

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C	Column D	Column E
	Balance at	Additions Charged to		Balance at
	Beginning of	Costs, Expenses		End of
Description	Period	or Other Accounts	Deductions*	Period

2009
Accounts Receivable Allowances	$10	$12	$(12)	$10
2008
Accounts Receivable Allowances	$10	$7	$(7)	$10
2007
Accounts Receivable Allowances	$14	$6	$(10)	$10

*	Deductions include write-offs of uncollectible accounts and collections of amounts previously reserved.

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

Dated: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Abhijit Y. Talwalkar Abhijit Y. Talwalkar	President and Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

/s/ Bryon Look Bryon Look	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2010

* Charles A. Haggerty	Director	February 26, 2010

* Richard S. Hill	Director	February 26, 2010

* John H.F. Miner	Director	February 26, 2010

* Arun Netravali	Director	February 26, 2010

* Matthew J. O’Rourke	Director	February 26, 2010

* Michael G. Strachan	Director	February 26, 2010

* Gregorio Reyes	Director	February 26, 2010

* Susan Whitney	Director	February 26, 2010

*By: /s/ Bryon Look Bryon Look Attorney-in-fact February 26, 2010

EXHIBIT INDEX

2.1		Agreement and Plan of Merger, dated as of December 3, 2006, by and among LSI Logic Corporation, Atlas Acquisition Corp. and Agere Systems Inc. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on December 4, 2006.
2	.2.1	Asset Purchase Agreement, dated as of July 25, 2007, among STATS ChipPAC (Thailand) Limited and STATS ChipPAC Ltd. and LSI (Thai) Ltd. and LSI Corporation. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on October 9, 2007.
2	.2.2	Amendment No. 1 to Asset Purchase Agreement, dated as of July 25, 2007, among STATS ChipPAC (Thailand) Limited and STATS ChipPAC Ltd. and LSI (Thai) Ltd. and LSI Corporation. Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on October 9, 2007.
2.3		Asset Purchase Agreement, dated as of August 20, 2007, by and between LSI Corporation and Infineon Technologies AG. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on October 30, 2007.
3.1		Certificate of Incorporation. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on November 16, 2009.
3.2		By-laws. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on August 25, 2008.
4.1		Indenture relating to our 4% Convertible Subordinated Notes due 2010. Incorporated by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q filed on August 13, 2003.
4.2		Specimen Common Stock Certificate. Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K filed on March 2, 2009.
10.1		Form of Indemnification Agreement. Incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on February 22, 2008.*
10.2		LSI Corporation Severance Policy for Executive Officers. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 20, 2008.*
10	.3.1	1991 Equity Incentive Plan. Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8 (No. 333-96543) filed on July 16, 2002.*
10	.3.2	1991 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 12, 2004.*
10	.3.3	1991 Equity Incentive Plan Form of Notice of Grant of Stock Options and Option Agreement. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 12, 2004.*
10	.4.1	1995 Director Option Plan. Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8 (No. 333-106205) filed on June 17, 2003.*
10	.4.2	Form of Annual Director Option Agreement under 1995 Director Option Plan. Incorporated by reference to Exhibit 1.3 to our Current Report on Form 8-K filed on April 7, 2005.*
10	.4.3	Form of Notice of Grant of Stock Options and Option Agreement under 1995 Director Option Plan. Incorporated by reference to Exhibit 1.4 to our Current Report on Form 8-K filed on April 7, 2005.*
10.5		1999 Nonstatutory Stock Option Plan. Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 (No. 333-96549) filed on July 16, 2002.*
10	.6.1	2003 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 20, 2008.*
10	.6.2	2003 Equity Incentive Plan Form of Nonqualified Stock Option Agreement for Employees.*
10	.6.3	2003 Equity Incentive Plan Form of Notice of Grant of Stock Option. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 13, 2009.*
10	.6.4	2003 Equity Incentive Plan Form of Restricted Stock Unit Agreement.*
10	.6.5	2003 Equity Incentive Plan Form of Restricted Stock Unit Agreement for Non-Employee Directors.*
10	.6.6	2003 Equity Incentive Plan Form of Notice of Grant of Restricted Stock Units.*
10	.6.7	2003 Equity Incentive Plan Form of Notice of Grant of Restricted Stock Units (Revenue and non-GAAP operating income performance tests). Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 17, 2010.*
10	.6.8	2003 Equity Incentive Plan Form of Nonqualified Stock Option Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on February 13, 2009.*

10	.6.9	Abhijit Y. Talwalkar 2003 Equity Incentive Plan Nonqualified Stock Option Agreement, effective as of June 1, 2005. Incorporated by reference to Exhibit 10.49 to our Quarterly Report on Form 10-Q filed on August 12, 2005.*
10	.6.10	Abhijit Y. Talwalkar Notice of Grant of Stock Option, effective as of June 1, 2005. Incorporated by reference to Exhibit 10.50 to our Quarterly Report on Form 10-Q filed on August 12, 2005.*+
10.7		Standalone Stock Option Agreement issued to Abhijit Y. Talwalkar. Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 (No. 333-126594) filed on July 14, 2005.*
10	.8.1	Agere Systems Inc. 2001 Long Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to Agere’s Quarterly Report on Form 10-Q filed on May 5, 2006.*
10	.8.2	Agere Systems Inc. 2001 Long Term Incentive Plan Form of Nonstatutory Stock Option Agreement. Incorporated by reference to Exhibit 10.8 to Agere’s Registration Statement on Form S-1/A, File No. 333-51594, filed on February 7, 2001.*
10	.8.3	Agere Systems Inc. 2001 Long Term Incentive Plan Form of Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.7 to Agere’s Registration Statement on Form S-1/A, File No. 333-51594, filed on February 7, 2001.*
10	.8.4	Form of Agere Performance-vested RSU Award Agreement — Earnings per share. Incorporated by reference to Exhibit 10.13 to Agere’s Annual Report on Form 10-K, filed on December 1, 2006.*
10.9		1996 Lucent Long Term Incentive Program For Agere Employees. Incorporated by reference to Exhibit 10.28 to Agere’s Annual Report on Form 10-K filed on December 12, 2002.*
10.10		1997 Lucent Long Term Incentive Plan For Agere Employees. Incorporated by reference to Exhibit 10.29 to Agere’s Annual Report on Form 10-K, filed December 12, 2002.*
10	.11.1	LSI Corporation Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 18, 2009.*
10	.11.2	Written Description of 2008 bonus program for named executive officers. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 4, 2008.*
10.12		Policy on Recoupment of Incentive Compensation.*
10.13		LSI Employee Commuter Expense Reimbursement Policy. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 15, 2007.*
10.14		Agere Systems Inc. Supplemental Pension Plan. Incorporated by reference to Exhibit 10.10 to Agere’s Registration Statement on Form S-1, File No. 333-51594, filed on February 7, 2001.*
10.15		Description of Mr. Talwalkar’s Housing Allowance. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 20, 2008.*
10	.16.1	Retention Agreement with Andrew Micallef. Incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed on May 11, 2007.*
10	.16.2	International Assignment Agreement with Andrew Micallef. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 8, 2008.*
10	.16.3	Extension of International Assignment Agreement with Andrew Micallef. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 25, 2008.*
10.17		Retention Agreement with Jean Rankin. Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed on May 11, 2007.*
10.18		Retention Agreement with Ruediger Stroh. Incorporated by reference to Exhibit 10.21 to our Quarterly Report on Form 10-Q filed on May 11, 2007.*
10.19		Separation Agreement with Ruediger Stroh. Incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K filed on March 2, 2009.*
10.20		Separation Agreement with Claudine Simson. Incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K filed on March 2, 2009.*
21		List of Subsidiaries.
23		Consent of Independent Registered Public Accounting Firm.
24		Power of Attorney.
31.1		Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).
31.2		Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**

*	Denotes management contract or compensatory plan or arrangement.

+	Confidential treatment has been granted with respect to certain portions of these exhibits. Redacted versions have been filed with the Securities and Exchange Commission.

**	Furnished, not filed.

Note: The Securities and Exchange Commission file number for Agere Systems Inc. is 001-16397.