Form 10-Q
period 2010-04-04
LSI CORP
filed 2010-05-12
CIK 703360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 4, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 7, 2010, there were 653,615,274 shares of the registrant’s Common Stock, $.01 par value, outstanding.

LSI CORPORATION
Form 10-Q
For the Quarter Ended April 4, 2010
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LSI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	April 4,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$843,379	$778,291
Short-term investments	172,157	183,781
Accounts receivable, less allowances of $7,602 and $9,902, respectively	298,565	338,961
Inventories	185,776	169,335
Prepaid expenses and other current assets	124,445	115,084

Total current assets	1,624,322	1,585,452
Property and equipment, net	215,368	218,972
Identified intangible assets, net	699,007	739,244
Goodwill	188,698	188,698
Other assets	223,127	235,564

Total assets	$2,950,522	$2,967,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$200,234	$213,008
Accrued salaries, wages and benefits	101,913	77,281
Other accrued liabilities	207,258	214,096
Current portion of long-term debt	350,000	350,000

Total current liabilities	859,405	854,385

Pension, post-retirement and other benefits	451,571	455,134
Income taxes payable — non-current	78,017	103,047
Other non-current liabilities	89,346	94,260

Total long-term obligations and other liabilities	618,934	652,441

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value: 1,300,000 shares authorized; 653,867 and 656,484 shares outstanding, respectively	6,539	6,565
Additional paid-in capital	6,135,036	6,142,674
Accumulated deficit	(4,385,974)	(4,408,494)
Accumulated other comprehensive loss	(283,418)	(279,641)

Total stockholders’ equity	1,472,183	1,461,104

Total liabilities and stockholders’ equity	$2,950,522	$2,967,930

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 4, 2010	April 5, 2009
Revenues	$637,182	$482,279
Cost of revenues	365,937	312,207

Gross profit	271,245	170,072
Research and development	166,872	155,284
Selling, general and administrative	86,332	83,757
Restructuring of operations and other items, net	1,620	25,205

Income/(loss) from operations	16,421	(94,174)
Interest expense	(3,894)	(7,236)
Interest income and other, net	(8,807)	5,863

Income/(loss) before income taxes	3,720	(95,547)
(Benefit)/provision for income taxes	(18,800)	8,000

Net income/(loss)	$22,520	$(103,547)

Net income/(loss) per share:
Basic	$0.03	$(0.16)

Diluted	$0.03	$(0.16)

Shares used in computing per share amounts:
Basic	656,528	648,459

Diluted	664,315	648,459

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 4, 2010	April 5, 2009
Operating activities:
Net income/(loss)	$22,520	$(103,547)
Adjustments:
Depreciation and amortization	67,017	65,079
Stock-based compensation expense	16,431	17,990
Non-cash restructuring of operations and other items, net	(10)	(1)
Write-down of equity securities	11,600	—
Loss on sale of property and equipment	3	100
Unrealized foreign exchange gain	(2,215)	(12,384)
Deferred taxes	98	73
Changes in assets and liabilities:
Accounts receivable, net	40,396	30,690
Inventories	(16,441)	19,340
Prepaid expenses and other assets	(8,095)	32,443
Accounts payable	(8,547)	(63,535)
Accrued and other liabilities	(16,979)	3,905

Net cash provided by/(used in) operating activities	105,778	(9,847)

Investing activities:
Purchases of debt securities available-for-sale	—	(10)
Proceeds from maturities and sales of debt securities available-for-sale	11,254	35,882
Purchases of equity securities	—	(5,000)
Purchases of property, equipment and software	(27,276)	(25,463)
Proceeds from sale of property and equipment	22	7

Net cash (used in)/provided by investing activities	(16,000)	5,416

Financing activities:
Issuances of common stock	3,635	1
Purchase of common stock under repurchase program	(26,208)	—

Net cash (used in)/provided by financing activities	(22,573)	1

Effect of exchange rate changes on cash and cash equivalents	(2,117)	(2,366)

Increase/(decrease) in cash and cash equivalents	65,088	(6,796)

Cash and cash equivalents at beginning of period	778,291	829,301

Cash and cash equivalents at end of period	$843,379	$822,505

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
     For financial reporting purposes, LSI Corporation (“LSI” or the “Company”) reports on a 13- or 14-week quarter with a year ending December 31. The first quarter of 2010 and 2009 consisted of approximately 13 weeks each and ended on April 4, 2010 and on April 5, 2009, respectively. The results of operations for the quarter ended April 4, 2010 are not necessarily indicative of the results to be expected for the full year.
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
     In management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and restructuring of operations and other items, net, as discussed in Note 3), necessary to state fairly the financial information included herein. While the Company believes that the disclosures are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Recent Accounting Pronouncements
     Pronouncements not yet Effective:
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on multiple-deliverable arrangements to address how to separate deliverables and how to measure and allocate arrangement consideration. This guidance requires vendors to develop the best estimate of selling price for each deliverable and allocate the arrangement consideration using this selling price. This guidance also expands the disclosure requirements to include both quantitative and qualitative information. This guidance is effective for fiscal years beginning after June 15, 2010. The Company is currently evaluating the impact of the adoption of this guidance on its results of operations and financial position.
     In October 2009, the FASB issued guidance that clarifies that tangible products containing software components and non-software components that function together to deliver a product’s essential functionality will be considered non-software deliverables and will be scoped out of the software revenue recognition guidance. This guidance is effective for the fiscal years beginning after June 15, 2010. The Company is currently evaluating the impact of the adoption of this guidance on its results of operations and financial position.
     Pronouncements Adopted during the First Quarter of 2010:
     In June 2009, the FASB issued guidance that amends the consolidation rules related to variable interest entities. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted this guidance in the first quarter of 2010. The adoption did not impact the Company’s results of operations or financial position.
     In January 2010, the FASB issued guidance that expands the interim and annual disclosure requirements of fair value measurements, including information about the movement of assets between levels 1 and 2 of the three-tier fair value hierarchy established under fair value measurement guidance. Separate disclosure is required for purchases, sales, issuances and settlements in the reconciliation for fair value measurements for level 3 assets. Except for the detailed disclosure in the level 3 reconciliation, which is effective for fiscal years beginning after December 15, 2010, all the other disclosures under this guidance are effective for fiscal years beginning after December 15, 2009. The Company adopted this guidance in the first quarter of 2010.

Note 2 — Stock-Based Compensation and Common Stock
Stock-Based Compensation Expense
     The following table summarizes stock-based compensation expense related to the Company’s stock options, the Employee Stock Purchase Plan (“ESPP”) and restricted stock unit awards. Stock-based compensation costs capitalized to inventory and software for the three months ended April 4, 2010 and April 5, 2009 were not significant.

	Three Months Ended
Stock-Based Compensation Expense Included In:	April 4, 2010	April 5, 2009
	(In thousands)
Cost of revenues	$1,712	$2,013
Research and development	7,898	7,862
Selling, general and administrative	6,821	8,115

Total stock-based compensation expense	$16,431	$17,990

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
     Stock Options:
     The fair value of each option grant is estimated as of the date of grant using a reduced form calibrated binominal lattice model (the “lattice model”). The lattice model requires the use of historical data for employee exercise behavior and the use of the assumptions outlined in the following table:

	Three Months Ended
	April 4, 2010	April 5, 2009
Weighted-average estimated grant date fair value per share	$1.97	$1.35
Weighted-average assumptions in calculation:
Expected life (years)	4.28	4.29
Risk-free interest rate	2%	2%
Volatility	51%	68%
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

     The following table summarizes changes in stock options outstanding during the three month period ended April 4, 2010:

		Weighted-Average	Weighted-Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term	Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at December 31, 2009	91,526	$9.83	—	—
Options granted	6,926	5.51	—	—
Options exercised	(917)	3.96	—	—
Options canceled	(1,446)	46.26	—	—

Options outstanding at April 4, 2010	96,089	$9.03	3.98	$82,672

Options exercisable at April 4, 2010	57,334	$11.72	2.94	$24,645

     The following table summarizes additional information related to the Company’s stock options:

	Three Months Ended
	April 4, 2010	April 5, 2009
	(In thousands)
Intrinsic value of options exercised	$2,000	$5
Proceeds received from the exercise of stock options	$3,635	$1
     As of April 4, 2010, the total unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $63.2 million and is expected to be recognized over the next 2.5 years on a weighted-average basis.
     The Company’s determination of fair value of stock options on the date of grant using an option-pricing model is affected by the Company’s stock price as well as a number of highly complex and subjective assumptions. The Company uses third-party consultants to assist in developing the assumptions used in, as well as calibrating, the lattice model. The Company is responsible for determining the assumptions used in estimating the fair value of its stock options.
     Employee Stock Purchase Plan:
     Compensation expense for the Company’s ESPP is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Under the ESPP, rights to purchase shares are only granted during the second and fourth quarters of each year.
     Restricted Stock Awards:
     Service-based:
     The following table summarizes changes in service-based restricted stock units outstanding during the three months ended April 4, 2010:

Number of Units
(In thousands)
Unvested restricted stock units at December 31, 2009	2,986
Granted	5,481
Vested	(774)
Forfeited	(51)

Unvested restricted stock units at April 4, 2010	7,642

     The cost of service-based restricted stock unit awards is determined using the fair value of the Company’s common stock on the date of grant. The vesting requirements for these restricted stock units are determined at the time of grant and require that the employees remain employed by the Company. As of April 4, 2010, the total unrecognized compensation expense related to these restricted stock units, net of estimated forfeitures, was $43.1 million and is expected to be recognized over the next 3.1 years on a weighted-average basis. The fair value of these shares vested during the three months ended April 4, 2010 was $4.3 million.

     Performance-based:
     The following table summarizes changes in performance-based restricted stock units outstanding during the three months ended April 4, 2010:

Number of Units
(In thousands)
Unvested restricted stock units at December 31, 2009	—
Granted	3,046
Vested	—
Forfeited	(8)

Unvested restricted stock units at April 4, 2010	3,038

     During the three months ended April 4, 2010, the Company granted performance-based restricted stock units. The vesting of these performance-based restricted stock units is contingent upon the Company meeting certain performance criteria and the employees’ continuing service to the Company. As of April 4, 2010, the total unrecognized compensation expense related to performance-based restricted stock units was $11.3 million and if the contingencies are fully met, is expected to be recognized over the next 1 to 3 years.
Common Stock
     Stock Repurchase Program:
     On March 17, 2010, the Company announced that its Board of Directors had authorized a stock repurchase program of up to $250.0 million of the Company’s common stock. The repurchases are expected to be funded from available cash and short-term investments. During the three months ended April 4, 2010, the Company repurchased 4.0 million shares for $26.2 million in cash. The repurchased shares were retired immediately after the repurchases were complete. Retirement of the repurchased shares is recorded as a reduction of common stock and additional paid-in capital. As of April 4, 2010, $223.8 million remained available under this stock repurchase program.
Note 3 — Restructuring of Operations and Other Items
     For the three months ended April 4, 2010, the Company recorded charges of $1.6 million in restructuring of operations and other items, net, consisting of $1.4 million in charges for restructuring of operations and $0.2 million in charges for other items. Of these charges, $1.3 million and $0.3 million were recorded in the Semiconductor segment and the Storage Systems segment, respectively. For a discussion of the 2009 restructuring actions, see Note 2 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Restructuring
     The $1.4 million in charges resulted from the following:
•	A charge of $0.9 million primarily for the change in time value of accruals for previously accrued facility lease exit costs; and

•	A charge of $0.5 million for severance and termination benefits for employees.
     The following table summarizes the activities affecting the restructuring reserves for the three months ended April 4, 2010:

	Balance at	Expense	Utilized	Balance at
	December 31,	During	During	April 4,
	2009	Q1 2010	Q1 2010	2010
		(In thousands)
Lease terminations (a)	$40,397	$846	$(7,540)	$33,703
Payments to employees for severance and related benefits (b)	4,905	525	(2,919)	2,511

Total	$45,302	$1,371	$(10,459)	$36,214

(a)	The amount utilized represents cash payments. The balance remaining is expected to be paid during the remaining terms of the leases, which extend through 2013 and includes accruals for a licensing agreement that is no longer being used by the Company.

(b)	The majority of the balance remaining for severance is expected to be paid by the third quarter of 2010.
Note 4 — Benefit Obligations
     The Company has pension plans covering substantially all former Agere Systems Inc. (“Agere”) U.S. employees, excluding management employees hired after June 30, 2003. Retirement benefits are offered under defined benefit pension plans, which include a management plan and a represented plan, and are based on an adjusted career-average-pay, dollar-per-month formula or on a cash-balance program. The cash-balance program provides for annual company contributions based on a participant’s age and compensation and interest on existing balances and covers employees of certain companies acquired by Agere since 1996 and management employees hired after January 1, 1999 and before July 1, 2003. The Company also has a non-qualified supplemental pension plan in the U.S. that principally provides benefits based on compensation in excess of amounts that can be considered under a tax qualified plan. The Company also provides post-retirement life insurance coverage for former Agere employees under a group life insurance plan. The Company provided post-retirement medical benefits for former Agere employees until December 31, 2008. Participants in the cash-balance program and management employees hired after June 30, 2003 are not covered under the post-retirement life insurance. The Company also has pension plans covering certain international employees.
     Effective April 6, 2009, the Company froze the U.S. defined benefit pension plans. Participants in the adjusted career-average-pay program will not earn any future service accruals after that date. Participants in the cash-balance program will not earn any future service accruals, but will continue to earn 4% interest per year on their cash-balance accounts.
     The following table sets forth the components of the net periodic benefit cost/(credit):

	Three Months Ended
	April 4, 2010		April 5, 2009
	Pension	Post-retirement	Pension	Post-retirement
	Benefits	Benefits	Benefits	Benefits
		(In thousands)
Service cost	$118	$20	$471	$20
Interest cost	17,617	608	18,271	605
Expected return on plan assets	(17,823)	(1,148)	(19,212)	(1,219)
Amortization of prior service cost	10	—	11	—
Amortization of net actuarial loss/(gain) recognized	547	—	(21)	—

Total benefit cost/(credit)	$469	$(520)	$(480)	$(594)

     During the three months ended April 4, 2010, the Company contributed $3.3 million to its pension plans. The Company expects to contribute an additional $27.9 million to its pension plans for the remainder of 2010. The Company does not expect to contribute to its post-retirement benefit plan during the year ending December 31, 2010.
Note 5 — Balance Sheet Details
Inventories
     Inventories at the end of each period were as follows:

	April 4,	December 31,
	2010	2009
	(In thousands)
Raw materials	$33,981	$24,038
Work-in-process	33,502	19,090
Finished goods	118,293	126,207

Total inventories	$185,776	$169,335

Debt
     The following table reflects the carrying value of the convertible notes:

		Interest	Conversion	April 4,	December 31,
	Maturity	Rate	Price	2010	2009
				(In thousands)
4% Convertible Subordinated Notes — current portion	May 15, 2010	4.00%	$13.4200	$350,000	$350,000

     As of April 4, 2010, the estimated fair value of these notes was $351.3 million based upon quoted market information.

Note 6 — Cash Equivalents and Investments
     The following tables summarize the Company’s cash equivalents and investments measured at fair value as of April 4, 2010 and December 31, 2009:

	Fair Value Measurements as of April 4, 2010
	Level 1	Level 2	Level 3	Total
		(In thousands)
Cash equivalents:
Money-market funds*	$694,826	$—	$—	$694,826

Available-for-sale debt securities: **
Asset-backed and mortgage-backed securities	$—	$127,359	$—	$127,359
U.S. government and agency securities	—	40,568	—	40,568
Corporate debt securities	—	4,230	—	4,230

Total short-term investments	$—	$172,157	$—	$172,157

Long-term investments in equity securities:
Marketable available-for-sale equity securities***	$1,066	$—	$—	$1,066

	Fair Value Measurements as of December 31, 2009
	Level 1	Level 2	Level 3	Total
		(In thousands)
Cash equivalents:
Money-market funds*	$631,073	$—	$—	$631,073

Available-for-sale debt securities:**
Asset-backed and mortgage-backed securities	$—	$138,282	$—	$138,282
U.S. government and agency securities	—	40,644	—	40,644
Corporate debt securities	—	4,855	—	4,855

Total short-term investments	$—	$183,781	$—	$183,781

Long-term investments in equity securities:
Marketable available-for-sale equity securities***	$1,405	$—	$—	$1,405

*	The fair value of the money-market funds is valued using unadjusted prices in active markets.

**	The fair value of the short-term investments in debt securities is valued using the market approach and the income approach and is classified within Level 2 of the fair value hierarchy. These investments are traded less frequently than Level 1 securities and are valued using inputs that include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates, yield curves, prepayment speeds, collateral performance, broker/dealer quotes and indices that are observable at commonly quoted intervals.

***	The fair value of the marketable equity securities is valued using quoted market prices in active markets and is classified within Level 1 of the fair value hierarchy.
     The following table summarizes certain non-marketable equity securities measured and recorded at fair value on a non-recurring basis:

During Three Months Ended
	Carrying Value	April 4, 2010			Losses for Three
	as of	Fair Value Measured Using			Months Ended
	April 4, 2010	Level 1	Level 2	Level 3	April 4, 2010
(In thousands)
Non-marketable equity securities	$1,900	$—	$—	$1,900	$11,600
     The Company does not estimate the fair value for non-marketable equity securities unless there are identified events or changes in circumstances that may have a significant adverse effect on the investment. The valuation of non-marketable equity securities is based on recent financing activities of the investees, movements in equity value, venture capital markets, the investee’s capital structure, liquidation preferences of the investee’s capital and other economic variables. During the three months ended April 4, 2010, the Company identified changes in circumstances which had an adverse effect on certain non-marketable equity securities and recorded other than temporary impairment charges of $11.6 million. These charges were recognized as a component of interest income and other, net, in the statements of operations. As of April 4, 2010 and December 31, 2009, the aggregate carrying value of the Company’s non-marketable equity securities was $45.0 million and $56.6 million, respectively. There were no impairment charges for non-marketable equity securities for the three months ended April 5, 2009.

Investments in Available-for-Sale Securities
     The following tables summarize the Company’s available-for-sale securities:

	April 4, 2010
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gain	Loss*	Fair Value
		(In thousands)
Short-term debt securities:
Asset-backed and mortgage-backed securities	$120,201	$7,959	$(801)	$127,359
U.S. government and agency securities	39,230	1,338	—	40,568
Corporate debt securities	4,058	178	(6)	4,230

Total short-term debt securities	$163,489	$9,475	$(807)	$172,157

Long-term marketable equity securities	$111	$956	$(1)	$1,066

*	As of April 4, 2010, there were 24 investments in an unrealized loss position.

	December 31, 2009
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gain	Loss	Fair Value
		(In thousands)
Short-term debt securities:
Asset-backed and mortgage-backed securities	$132,210	$7,141	$(1,069)	$138,282
U.S. government and agency securities	39,033	1,611	—	40,644
Corporate debt securities	4,736	175	(56)	4,855

Total short-term debt securities	$175,979	$8,927	$(1,125)	$183,781

Long-term marketable equity securities	$111	$1,294	$—	$1,405
     The following tables summarize the gross unrealized losses and fair values of the Company’s short-term investments that have been in a continuous unrealized loss position for less than and greater than 12 months, aggregated by investment category:

	April 4, 2010
	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(In thousands)
Asset-backed and mortgage-backed securities	$2,831	$(22)	$5,324	$(779)
Corporate debt securities	1,293	(6)	—	—

Total	$4,124	$(28)	$5,324	$(779)

	December 31, 2009
	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(In thousands)
Asset-backed and mortgage-backed securities	$9,126	$(1,037)	$870	$(32)
Corporate debt securities	1,308	(56)	—	—

Total	$10,434	$(1,093)	$870	$(32)

     There were no impairment charges for available-for-sale debt or equity securities for the three months ended April 4, 2010 and April 5, 2009. There were no other than temporary impairment losses recorded in other comprehensive income for the three months ended April 4, 2010.
     Contractual maturities of available-for-sale debt securities as of April 4, 2010 were as follows:

Amount
(In thousands)
Due within one year	$29,984
Due in 1-5 years	21,948
Due in 5-10 years	10,230
Due after 10 years	109,995

Total	$172,157

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
Cash-Flow Hedges
     The Company enters into forward contracts that are designated as foreign currency cash-flow hedges of selected forecasted payments denominated in currencies other than U.S. dollars. These forward contracts generally mature within 12 months. The Company evaluates and calculates the effectiveness of each hedge at least quarterly. Changes in fair value attributable to changes in time value are excluded from the assessment of effectiveness and are recognized in interest income and other, net. The effective portion of the forward contracts’ gain or loss is recorded in other comprehensive income and is subsequently reclassified into earnings when the hedged expense is recognized within the same line item on the statements of operations as the impact of the hedged transaction. The ineffective portion of the gain or loss is reported in earnings immediately. As of April 4, 2010, the total notional value of the Company’s outstanding forward contracts, designated as foreign currency cash-flow hedges for forecasted Euro, Pound Sterling and Indian Rupee payment transactions, was $28.6 million. For the three months ended April 4, 2010 and April 5, 2009, the after-tax effect of foreign exchange forward contract derivatives on other comprehensive income was not material.
Other Foreign-Currency Hedges
     The Company enters into foreign exchange forward contracts that are used to hedge certain foreign-currency-denominated assets or liabilities that do not qualify for hedge accounting. These forward contracts generally mature within three months. Changes in fair value of these hedges are recorded immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged. As of April 4, 2010, the total notional value of the Company’s outstanding forward contracts, not designated as hedges under hedge accounting, to buy Japanese Yen, Euro, Pound Sterling, Canadian Dollar, Korean Won and Indian Rupee was $136.1 million and to sell Singapore Dollar and Israeli Shekel was $24.7 million. For the three months ended April 4, 2010 and April 5, 2009, losses related to other foreign-currency hedges recognized in interest income and other, net, were $5.8 million and $16.8 million, respectively.
Fair Value of Derivative Instruments
As of April 4, 2010 and December 31, 2009, the fair value of derivative instruments included in the balance sheets was not material.

Note 8 — Reconciliation of Basic and Diluted Income/(Loss) per Share
     The following table sets forth a reconciliation of the numerators and denominators used in the computation of basic and diluted per share amounts:

	Three Months Ended
	April 4, 2010			April 5, 2009
			Per-Share			Per-Share
	Income*	Shares+	Amount	(Loss)*	Shares+	Amount
		(In thousands except per share amounts)
Basic:
Net income/(loss) available to common stockholders	$22,520	656,528	$0.03	$(103,547)	648,459	$(0.16)
Stock options, employee stock purchase rights and restricted stock unit awards	—	7,787	—	—	—	—
Diluted:
Net income/(loss) available to common stockholders	$22,520	664,315	$0.03	$(103,547)	648,459	$(0.16)

*	Numerator

+	Denominator

     The following table summarizes the weighted-average common share equivalents that were excluded from the computation of diluted shares because their inclusion would have an antidilutive effect on net income/(loss) per share:

	Three Months Ended
	April 4, 2010	April 5, 2009
	(Shares in thousands)
Anti-dilutive securities:
Stock options	69,225	91,512
Restricted stock unit awards	399	5,309
Convertible notes	26,080	41,950
Note 9 — Segment and Geographic Information
     The Company operates in two reportable segments — the Semiconductor segment and the Storage Systems segment. The Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM.”) The CODM allocates resources to and assesses the performance of each segment using information about its revenue and operating income or loss before interest and taxes.
Summary of Operations by Segment
     The following is a summary of operations by segment:

	Three Months Ended
	April 4, 2010	April 5, 2009
	(In thousands)
Revenues:
Semiconductor	$416,489	$325,034
Storage Systems	220,693	157,245

Total	$637,182	$482,279

Income/(loss) from operations:
Semiconductor	$(2,969)	$(80,095)
Storage Systems	19,390	(14,079)

Total	$16,421	$(94,174)

Information about Geographic Areas
     Revenues from domestic operations were $155.6 million, representing 24.4% of consolidated revenues, for the three months ended April 4, 2010, as compared to $107.7 million, representing 22.3% of consolidated revenues, for the three months ended April 5, 2009.
Goodwill
     As of April 4, 2010 and December 31, 2009, the goodwill balance was $188.7 million, which was all included in the Storage Systems segment.

Note 10 — Comprehensive Income/(Loss)
     Comprehensive income or loss is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The following table summarizes the changes in the total comprehensive income or loss, net of taxes:

	Three Months Ended
	April 4, 2010	April 5, 2009
	(In thousands)
Net income/(loss)	$22,520	$(103,547)
Net unrealized gain/(loss) on available-for-sale securities	527	(2,642)
Net unrealized loss on cash-flow hedges	(859)	(212)
Foreign currency translation adjustments	(4,002)	(15,101)
Amortization of prior service cost and net actuarial loss/(gain)	557	(10)

Total comprehensive income/(loss)	$18,743	$(121,512)

Note 11 — Income Taxes
     During the three months ended April 4, 2010 and April 5, 2009, the Company recorded an income tax benefit of $18.8 million and a provision of $8.0 million, respectively. For the three months ended April 4, 2010, the Company recorded a reversal of $27.9 million in liabilities, which includes previously unrecognized tax benefits of $12.2 million and interest and penalties of $15.7 million, as a result of the expiration of various statutes of limitations in multiple jurisdictions. For the three months ended April 5, 2009, the Company recorded a reversal of $29.8 million in liabilities, which includes previously unrecognized tax benefits of $15.7 million and interest and penalties of $14.1 million, because of the expiration of various statutes of limitations. The Company also recorded an increase of $32.9 million in liabilities, which includes previously unrecognized tax benefits of $25.0 million and interest and penalties of $7.9 million, because of re-measurements of uncertain tax positions taken in prior periods based on new information.
     The income or loss from certain jurisdictions has been excluded from the overall estimation of the annual rate because of the anticipated annual pre-tax losses in those jurisdictions for which tax benefits are not realizable or cannot be recognized in the current year. Excluding certain foreign jurisdictions, management believes that it is more likely than not that the future benefit of deferred tax assets will not be realized.
Note 12 — Related Party Transactions
     A member of the Company’s board of directors is also a member of the board of directors of Seagate Technology. The Company sells semiconductors used in storage product applications to Seagate Technology for prices comparable to those charged to an unrelated third party. The Company also purchases drives used in its storage systems from Seagate Technology for prices comparable to those paid to other vendors for similar products. Revenues from sales to Seagate Technology were $96.1 million and $80.0 million for the three months ended April 4, 2010 and April 5, 2009, respectively. Purchases from Seagate Technology were $11.6 million and $10.8 million for the three months ended April 4, 2010 and April 5, 2009, respectively. The Company had accounts receivable from Seagate Technology of $57.9 million and $53.6 million as of April 4, 2010 and December 31, 2009, respectively.
     The Company has an equity interest in a joint venture, Silicon Manufacturing Partners Pte Ltd. (“SMP”), with GLOBALFOUNDRIES, a manufacturing foundry for integrated circuits. SMP operates an integrated circuit manufacturing facility in Singapore. The Company owns a 51% equity interest in this joint venture, and GLOBALFOUNDRIES owns the remaining 49% equity interest. The Company’s 51% interest in SMP is accounted for under the equity method because the Company is effectively precluded from unilaterally taking any significant action in the management of SMP due to GLOBALFOUNDRIES’ significant participatory rights under the joint venture agreement. Because of GLOBALFOUNDRIES’ approval rights, the Company cannot make any significant decisions regarding SMP without GLOBALFOUNDRIES’ approval, despite the 51% equity interest. In addition, the General Manager, who is responsible for the day-to-day management of SMP, is appointed by GLOBALFOUNDRIES, and GLOBALFOUNDRIES provides day-to-day operational support to SMP.
     The Company purchased $12.0 million and $11.1 million of inventory from SMP for the three months ended April 4, 2010 and April 5, 2009, respectively. As of April 4, 2010 and December 31, 2009, the amounts of inventory on hand that were purchased from SMP were $4.9 million and $4.1 million, respectively, and the amounts payable to SMP were $4.1 million and $3.8 million, respectively.

Note 13 — Commitments, Contingencies and Legal Matters
Purchase Commitments
     The Company maintains purchase commitments with certain suppliers, primarily for raw materials and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary for different suppliers. As of April 4, 2010, the total purchase commitments were $532.6 million, which are due through 2012.
     The Company has a take-or-pay agreement with SMP under which it has agreed to purchase 51% of the managed wafer capacity from SMP’s integrated circuit manufacturing facility, and GLOBALFOUNDRIES agreed to purchase the remaining 49% of the managed wafer capacity. SMP determines its managed wafer capacity each year based on forecasts provided by the Company and GLOBALFOUNDRIES. If the Company fails to purchase its required commitments, it will be required to pay SMP for the fixed costs associated with the unpurchased wafers. GLOBALFOUNDRIES is similarly obligated with respect to the wafers allotted to it. The agreement may be terminated by either party upon two years written notice. The agreement may also be terminated for material breach, bankruptcy or insolvency.
Guarantees
     Product Warranties:
     The Company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to five years. A liability for estimated future costs under product warranties is recorded when products are shipped.
     The following table sets forth a summary of changes in product warranties:

Three Months Ended
April 4, 2010
(In thousands)
Balance as of December 31, 2009	$13,831
Accruals for warranties issued during the period	2,951
Accruals related to pre-existing warranties (including changes in estimates)	694
Settlements made during the period (in cash or in kind)	(3,538)

Balance as of April 4, 2010	$13,938

     Standby Letters of Credit:
     As of April 4, 2010 and December 31, 2009, the Company had outstanding obligations relating to standby letters of credit of $4.2 million and $4.3 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, claims from litigation and certain self-insured risks. If the guarantees are called, the Company must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amount, and they generally have one-year terms.
Uncertain Tax Positions
     As of April 4, 2010, the amount of the unrecognized tax benefits was $152.3 million, of which the Company expects to pay $8.2 million within one year. Accordingly, this amount has been recorded in other current liabilities. For the remaining balance, the Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. For the three months ended April 4, 2010, the Company recorded a reversal of $27.9 million in liabilities, which includes previously unrecognized tax benefits of $12.2 million and interest and penalties of $15.7 million, because of the expiration of various statutes of limitations in multiple jurisdictions. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of various statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, the Company estimates that, in addition to the $8.2 million discussed above, unrecognized tax benefits, plus accrued interest and penalties, could decrease by an amount of up to $12.0 million.
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
     On March 23, 2007, CIF Licensing, LLC, d/b/a GE Licensing (“GE”) filed a lawsuit against Agere in the United States District Court for the District of Delaware, asserting that Agere products infringe patents in a portfolio of patents GE acquired from Motorola. GE has asserted that four of the patents cover inventions relating to modems. GE is seeking monetary damages. Agere believes it has a number of defenses to the infringement claims in this action, including laches, exhaustion and its belief that it has a license to the patents. The court postponed hearing motions based on these defenses until after the trial, and did not allow Agere to present evidence on these defenses at trial. On February 17, 2009, the jury in this case returned a verdict finding that three of the four patents were invalid and that Agere products infringed the one patent found to be valid and awarding GE $7.6 million for infringement of that patent. The jury also found Agere’s infringement was willful, which means that the judge could increase the amount of damages up to three times its original amount. The court has not scheduled hearings on Agere’s post-trial motions related to its defenses. One of these motions seeks to have a mis-trial declared based on Agere’s belief that GE withheld evidence in discovery, which affected Agere’s ability to present evidence at trial. The court has appointed a special master to investigate this matter. If the jury’s verdict is entered by the court, Agere would also expect to be required to pay interest from the date of infringing sales. If the verdict is entered, LSI intends to appeal the matter. On February 17, 2010, the court issued an order granting GE’s summary judgment motions seeking to bar Agere’s defenses of laches, exhaustion, and license and denying Agere’s summary judgment motions concerning the same defenses. With respect to Agere’s exhaustion defense, the court denied Agere’s summary judgment motion, but ruled that Agere has leave to renew its motion in the form of a post-trial motion. Agere is seeking clarification regarding the court’s order, which Agere believes is inconsistent with the court’s prior decisions regarding Agere’s ability to assert these defenses.
     In April 2008, LSI filed an action with the International Trade Commission (“ITC”) seeking from the United States the exclusion of products produced by 23 companies. Qimonda AG, one of these companies, filed a lawsuit against LSI in the United States District Court for the Eastern District of Virginia (Richmond Division) on November 12, 2008, alleging that LSI’s products infringe seven of Qimonda’s patents. Qimonda is seeking monetary damages, treble damages and costs, expenses and attorneys’ fees due to alleged willfulness, interest, and temporary and permanent injunctive relief for all the patents in the suit. On November 20, 2008, Qimonda filed an ITC action against LSI and Seagate alleging that multiple LSI products infringe the same seven patents, and seeking an injunction against sales of infringing products. Subsequently, Qimonda dropped from the ITC proceeding its claims relating to three of the patents. A hearing on Qimonda’s ITC claims was held before an administrative law judge in June 2009. On October 14, 2009, the judge issued an initial determination, in which he found that a domestic industry did not exist in the U.S. for any of the four patents asserted by Qimonda. The judge also found that three of the four patents were not infringed and that the one patent found to be infringed was invalid. On January 29, 2010, the ITC issued a notice terminating the investigation against LSI and Seagate with a finding of no violation of Section 337 of the Tariff Act of 1930. Based on this notice, an injunction from the ITC is not available to Qimonda at this time. On March 29, 2010, Qimonda filed a notice of appeal with the Court of Appeals for the Federal Circuit appealing rulings related to two of the four asserted patents. Qimonda has stated that insolvency proceedings for it opened on April 1, 2009.
     In addition to the foregoing, the Company and its subsidiaries are parties to other litigation matters and claims in the normal course of business. The Company does not believe, based on currently available facts and circumstances, that the final outcome of these other matters, taken individually or as a whole, will have a material adverse effect on the Company’s results of operations or financial position. However, the pending unsettled lawsuits may involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. From time to time, the Company may enter into confidential discussions regarding the potential settlement of such lawsuits. However, there can be no assurance that any such discussions will occur or will result in a settlement. Moreover, the settlement of any pending litigation could require the Company to incur substantial costs and, in the case of the settlement of any intellectual property proceeding against the Company, may require the Company to obtain a license to a third-party’s intellectual property that could require royalty payments in the future and the Company to grant a license to certain of its intellectual property to a third party under a cross-license agreement. The results of litigation are inherently uncertain, and material adverse outcomes are possible.
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
     The U.S. and global economies have experienced a significant downturn driven by a financial and credit crisis that could continue to challenge those economies for some period of time. In 2009, we took a number of actions to reduce our expenses, including a corporate-level restructuring designed to increase synergies across our Semiconductor segment, reductions in our global workforce, temporary and permanent reductions in employee compensation-related expenses and reductions in discretionary spending. While we have reduced a number of expenses in response to the economic downturn, we have also tried to limit the impact of the reductions on our research and development efforts in order to attempt to maintain a continuing flow of new products. In early 2010, we began restoring the employee compensation-related expenses that we reduced on a temporary basis in 2009. We continue to monitor demand and may seek to adjust our cost structure further.
     Our revenues for the three months ended April 4, 2010 were $637.2 million, an increase of $154.9 million, or 32.1%, as compared to $482.3 million for the three months ended April 5, 2009. The increase was primarily attributable to an increase in unit sales of semiconductors used in storage and networking product applications and an increase in unit sales of storage systems and RAID adapters reflecting a recovery from the market weakness we experienced during the three months ended April 5, 2009.
     We reported net income of $22.5 million, or $0.03 per diluted share, for the three months ended April 4, 2010, as compared to a net loss of $103.5 million, or $0.16 per diluted share, for the three months ended April 5, 2009. During the three months ended April 4, 2010, we recorded restructuring of operations and other items, net of $1.6 million, as compared to $25.2 million for the three months ended April 5, 2009. For the three months ended April 4, 2010, we recorded an income tax benefit of $18.8 million, as compared to an income tax provision of $8.0 million for the three months ended April 5, 2009. The $18.8 million benefit for income taxes was primarily the result of the reversal of certain liabilities due to the expiration of various statutes of limitations in foreign jurisdictions.
     Cash, cash equivalents and short-term investments were $1,015.5 million as of April 4, 2010, as compared to $962.1 million as of December 31, 2009. For the three months ended April 4, 2010, we generated $105.8 million in cash from operating activities, as compared to $9.8 million used in operating activities for the three months ended April 5, 2009. We expect to repay $350 million of our outstanding 4% Convertible Subordinated Notes due on May 15, 2010 from our current available cash and cash equivalents.
RESULTS OF OPERATIONS
Revenues
     The following table summarizes our revenues by segment:

	Three Months Ended
	April 4, 2010	April 5, 2009
	(In millions)
Semiconductor segment	$416.5	$325.0
Storage Systems segment	220.7	157.3

Consolidated	$637.2	$482.3

     Three months ended April 4, 2010 compared to the three months ended April 5, 2009:
     Total consolidated revenue for the three months ended April 4, 2010 increased by $154.9 million, or 32.1% as compared to the three months ended April 5, 2009.
     Semiconductor Segment:
     Revenues for the Semiconductor segment increased by $91.5 million, or 28.2%, for the three months ended April 4, 2010 as compared to the three months ended April 5, 2009. The increase was primarily attributable to an increase in unit sales due to increased demand for semiconductors used in storage and networking product applications reflecting a recovery from the market weakness we experienced during the three months ended April 5, 2009. The increase was partially offset by decreased revenues from the licensing of intellectual property.
     Storage Systems Segment:
     Revenues for the Storage Systems segment increased by $63.4 million, or 40.3%, for the three months ended April 4, 2010 as compared to the three months ended April 5, 2009. The increase was attributable to increases in unit sales of our entry-level and mid-range storage systems, related premium software features, and our server RAID adapters and software reflecting a recovery from the market weakness we experienced during the three months ended April 5, 2009 and, to a lesser extent, the acquisition of the 3ware RAID storage adapter business in April 2009.

     Significant Customers:
     The following table provides information about our significant customers, each of whom accounted for 10% or more of consolidated revenues or 10% or more of either segment’s revenues:

	Three Months Ended
	April 4, 2010	April 5, 2009
Semiconductor segment:
Number of significant customers	1	1
Percentage of Semiconductor segment revenues	23%	25%
Storage Systems segment:
Number of significant customers	2	3
Percentage of Storage Systems segment revenues	47%, 15%	43%, 14%, 12%
Consolidated:
Number of significant customers	2	2
Percentage of consolidated revenues	19%, 15%	17%, 15%
Revenues by Geography
     The following table summarizes our revenues by geography:

	Three Months Ended
	April 4, 2010	April 5, 2009
	(In millions)
North America *	$155.6	$107.7
Asia **	332.7	244.9
Europe and the Middle East	148.9	129.7

Total	$637.2	$482.3

*	Primarily the United States.

**	Including Japan.
     Three months ended April 4, 2010 compared to the three months ended April 5, 2009:
     Revenues in North America, Asia and Europe and the Middle East increased 44.5%, 35.9% and 14.8%, respectively, for the three months ended April 4, 2010 as compared to the three months ended April 5, 2009. These increases reflect what we believe to be a recovery across all our geographic areas from the market weakness we experienced during the three months ended April 5, 2009. The increase in North America was primarily attributable to increased unit sales of storage systems, server RAID adapters, and semiconductors used in storage product applications, offset in part by decreased unit sales of our networking product applications that we no longer invest in, and decreased revenues from the licensing of intellectual property. The increase in Asia was primarily attributable to increased unit sales of semiconductors used in storage and networking product applications and increased unit sales for our server RAID adapters. The increase in Europe and the Middle East was primarily attributable to increased unit sales of semiconductors used in storage and networking product applications.
Gross Profit Margin
     The following table summarizes our gross profit margins by segment:

	Three Months Ended
	April 4, 2010	April 5, 2009
	(Dollars in millions)
Semiconductor segment	$186.5	$124.6
Percentage of Semiconductor segment revenues	44.8%	38.3%
Storage Systems segment	$84.7	$45.5
Percentage of Storage Systems segment revenues	38.4%	28.9%

Consolidated	$271.2	$170.1

Percentage of consolidated revenues	42.6%	35.3%

     Three months ended April 4, 2010 compared to the three months ended April 5, 2009:
     Consolidated gross profit as a percentage of total revenues, or gross margin, increased to 42.6% for the three months ended April 4, 2010 from 35.3% for the three months ended April 5, 2009.
     Semiconductor Segment:
     Gross margins for the Semiconductor segment increased to 44.8% for the three months ended April 4, 2010 from 38.3% for the three months ended April 5, 2009. The increase was primarily attributable to higher overall absorption of fixed costs as a result of the 28.2% increase in segment revenues.
     Storage Systems Segment:
     Gross margins for the Storage Systems segment increased to 38.4% for the three months ended April 4, 2010 from 28.9% for the three months ended April 5, 2009. The increase was primarily attributable to a favorable shift in product mix resulting from higher demand for our mid-range storage systems, related premium software and server RAID adapters, which all have higher margins. In addition, the higher revenues enabled us to better absorb our fixed costs, which also improved gross margins.
Research and Development
     The following table summarizes our research and development, or R&D, expenses by segment:

	Three Months Ended
	April 4, 2010	April 5, 2009
	(Dollars in millions)
Semiconductor segment	$130.0	$123.0
Percentage of Semiconductor segment revenues	31.2%	37.8%
Storage Systems segment	$36.9	$32.3
Percentage of Storage Systems segment revenues	16.7%	20.5%

Consolidated	$166.9	$155.3

Percentage of consolidated revenues	26.2%	32.2%
     Three months ended April 4, 2010 compared to the three months ended April 5, 2009:
     Consolidated R&D expenses increased by $11.6 million, or 7.5%, for the three months ended April 4, 2010 as compared to the three months ended April 5, 2009.
     Semiconductor Segment:
     R&D expenses for the Semiconductor segment increased by $7.0 million, or 5.7%, for the three months ended April 4, 2010 as compared to the three months ended April 5, 2009. The increase was primarily attributable to restoring certain employee compensation-related expenses that we reduced on a temporary basis in 2009. R&D expenses as a percentage of segment revenues for the Semiconductor segment decreased from 37.8% for the three months ended April 5, 2009 to 31.2% for the three months ended April 4, 2010 primarily as a result of the increase in revenues.
     Storage Systems Segment:
     R&D expenses for the Storage Systems segment increased by $4.6 million, or 14.2%, for the three months ended April 4, 2010 as compared to the three months ended April 5, 2009. The increase was primarily attributable to higher compensation-related expenditures associated with the 3ware RAID storage adapter business acquisition in April 2009 and the ONStor business acquisition in July 2009, and the restoration of certain employee compensation-related expenses that we reduced temporarily in 2009. R&D expenses as a percentage of segment revenues for the Storage Systems segment decreased from 20.5% for the three months ended April 5, 2009 to 16.7% for the three months ended April 4, 2010 primarily as a result of the increase in revenues.

Selling, General and Administrative
     The following table summarizes our selling, general and administrative, or SG&A, expenses by segment:

	Three Months Ended
	April 4, 2010	April 5, 2009
	(Dollars in millions)
Semiconductor segment	$58.2	$56.5
Percentage of Semiconductor segment revenues	14.0%	17.4%
Storage Systems segment	$28.1	$27.3
Percentage of Storage Systems segment revenues	12.7%	17.4%

Consolidated	$86.3	$83.8

Percentage of consolidated revenues	13.5%	17.4%
     Three months ended April 4, 2010 compared to the three months ended April 5, 2009:
     Consolidated SG&A expenses increased by $2.5 million, or 3.0%, for the three months ended April 4, 2010 as compared to the three months ended April 5, 2009.
     Semiconductor Segment:
     SG&A expenses for the Semiconductor segment increased by $1.7 million, or 3.0%, for the three months ended April 4, 2010 as compared to the three months ended April 5, 2009. The increase was primarily attributable to the restoration of certain employee compensation-related expenses that we reduced temporarily in 2009. SG&A expenses as a percentage of segment revenues for the Semiconductor segment decreased from 17.4% for the three months ended April 5, 2009 to 14.0% for the three months ended April 4, 2010, primarily as a result of the increase in revenues.
     Storage Systems Segment:
     SG&A expenses for the Storage Systems segment increased by $0.8 million, or 2.9%, for the three months ended April 4, 2010 as compared to the three months ended April 5, 2009. The increase was primarily attributable to higher compensation-related expenditures associated with the 3ware RAID storage adapter business acquisition in April 2009 and the ONStor business acquisition in July 2009, and the restoration of certain employee compensation-related expenses that we reduced temporarily in 2009, offset in part by the reversal of excess 2009 sales commission accruals. SG&A expenses as a percentage of segment revenues for the Storage Systems segment decreased from 17.4% for the three months ended April 5, 2009 to 12.7% for the three months ended April 4, 2010 primarily as a result of the increase in revenues.
Restructuring of Operations and Other Items, net
     For the three months ended April 4, 2010, we recorded charges of $1.6 million in restructuring of operations and other items, net, consisting of $1.4 million in charges for restructuring of operations and $0.2 million in charges for other items. Of these charges, $1.3 million and $0.3 million were recorded in the Semiconductor segment and the Storage Systems segment, respectively.
     As a result of the restructuring actions taken since the beginning of 2010, we expect to realize operating expense savings of approximately $1.4 million per quarter beginning in the second quarter of 2010.
     For the three months ended April 5, 2009, we recorded charges of $25.2 million in restructuring of operations and other items, net, consisting of $19.3 million in charges for restructuring of operations and $5.9 million in charges for other items. The $25.2 million of charges were all recorded in the Semiconductor segment.
     See Note 3 to our financial statements in Item 1 for more information about the restructuring charges recorded during the first quarter of 2010.
Interest (Expense) or Income and Other, net
     The following table summarizes our interest expense and components of interest income and other, net:

	Three Months Ended
	April 4, 2010	April 5, 2009
	(In millions)
Interest expense	$(3.9)	$(7.2)
Interest income	3.6	6.4
Other expense, net	(12.4)	(0.5)

Total	$(12.7)	$(1.3)

     Interest Expense:
     Interest expense decreased by $3.3 million for the three months ended April 4, 2010 as compared to the three months ended April 5, 2009 as a result of the redemption of our 6.5% Convertible Subordinated Notes in June 2009.
     Interest Income and Other, net:
     Interest income decreased by $2.8 million for the three months ended April 4, 2010 as compared to the three months ended April 5, 2009 primarily as a result of lower interest rates and, to a lesser extent, lower cash balances during the first quarter of 2010 compared to the same period of 2009.
     Other expense, net, increased by $11.9 million for the three months ended April 4, 2010 as compared to the three months ended April 5, 2009 primarily as a result of other than temporary impairment charges of $11.6 million for certain non-marketable equity securities.
Provision for Income Taxes
     During the three months ended April 4, 2010 and April 5, 2009, we recorded an income tax benefit of $18.8 million and a provision of $8.0 million, respectively. For the three months ended April 4, 2010, we recorded a reversal of $27.9 million in liabilities, which includes previously unrecognized tax benefits of $12.2 million and interest and penalties of $15.7 million, as a result of the expiration of various statutes of limitations in multiple jurisdictions. For the three months ended April 5, 2009, we recorded a reversal of $29.8 million in liabilities, which includes previously unrecognized tax benefits of $15.7 million and interest and penalties of $14.1 million, because of the expiration of various statutes of limitations. We also recorded an increase of $32.9 million in liabilities, which includes previously unrecognized tax benefits of $25.0 million and interest and penalties of $7.9 million, because of re-measurements of uncertain tax positions taken in prior periods based on new information.
     We have excluded the income or loss from certain jurisdictions from the overall estimation of the annual rate because of the anticipated annual pre-tax losses in those jurisdictions for which tax benefits are not realizable or cannot be recognized in the current year. Excluding certain foreign jurisdictions, management believes that it is more likely than not that the future benefit of deferred tax assets will not be realized.
FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
     Cash, cash equivalents and short-term investments, net increased to $1,015.5 million as of April 4, 2010 from $962.1 million as of December 31, 2009. The increase was mainly due to cash inflows generated from operating activities, offset in part by cash outflows for investing and financing activities as described below.
Working Capital
     Working capital increased by $33.8 million to $764.9 million as of April 4, 2010 from $731.1 million as of December 31, 2009. The increase was attributable to the following:
•	Cash, cash equivalents and short-term investments, net, increased by $53.4 million;

•	Inventories increased by $16.4 million primarily as a result of an increase in inventory purchases to meet expected customer demand in the second quarter of 2010;

•	Accounts payable decreased by $12.8 million primarily as a result of the timing of the receipt of invoices and payments;

•	Prepaid expenses and other current assets increased by $9.4 million primarily due to an increase in prepaid software maintenance contracts, other prepaid expenses and non-trade receivables; and

•	Other accrued liabilities decreased by $6.8 million primarily attributable to the utilization of restructuring reserves and payments of liabilities, offset in part by an increase in accruals for interest on our convertible notes as the interest payment date approaches in May 2010 and other accruals related to operations of the business.
     These increases in working capital were offset in part by the following:
•	Accounts receivable decreased by $40.4 million primarily as a result of improved collections; and

•	Accrued salaries, wages and benefits increased by $24.6 million primarily as a result of timing differences in payment of salaries and benefits, and performance-based compensation accruals which we reduced temporarily in 2009.
     Working capital decreased by $51.5 million to $950.4 million at April 5, 2009 from $1,001.9 million at December 31, 2008. The decrease was attributable to the following:
•	Cash, cash equivalents and short-term investments decreased by $45.3 million;

•	Accounts receivable decreased by $30.7 million primarily as a result of lower revenues in the first quarter of 2009 than in the fourth quarter of 2008;

•	Other accrued liabilities increased by $25.5 million primarily as a result of increases in accruals for interest on our convertible notes as the interest payment dates approached, increases in liabilities with third-party manufacturers and other accruals related to operations of the business, offset in part by the utilization of restructuring reserves;

•	Inventories declined by $19.3 million primarily as a result of the usage of inventories during the first quarter of 2009, reflecting our continued focus on supply chain management; and

•	Prepaid expenses and other current assets decreased by $19.0 million primarily as a result of decreases in other receivables and tax-related receivables.
     These decreases in working capital were offset in part by the following:
•	Accounts payable decreased by $65.0 million primarily as a result of lower purchases following the global economic downturn and the timing of invoice receipts and payments;

•	Accrued salaries, wages and benefits decreased by $22.1 million primarily as a result of timing differences in the payment of salaries, benefits and performance-based compensation;

•	Income taxes payable decreased by $0.7 million because of the timing of income tax payments made and the income tax provision recorded during the first quarter of 2009; and

•	Current portion of the long-term debt decreased $0.5 million as a result of the amortization of accrued debt premium.
Cash Provided by Operating Activities
     During the three months ended April 4, 2010, we generated $105.8 million of cash from operating activities as the result of the following:
•	Net income adjusted for non-cash items, including depreciation, amortization and stock-based compensation expense. The non-cash items and other non-operating adjustments are quantified in the statements of cash flows included in Item 1; offset by
•	A net decrease of $9.7 million in assets and liabilities, including changes in working capital components from December 31, 2009 to April 4, 2010, as discussed above.
     During the three months ended April 5, 2009, cash used in operating activities was $9.8 million as the result of the following:
•	Net loss adjusted for non-cash transactions, including depreciation, amortization and stock-based compensation expense. The non-cash items and other non-operating adjustments are quantified in the statements of cash flows included in Item 1; offset by

•	A net increase of $22.8 million in assets and liabilities, including changes in working capital components from December 31, 2008 to April 5, 2009, as discussed above.
Cash Used in Investing Activities
     Cash used in investing activities for the three months ended April 4, 2010 was $16.0 million. The primary investing activities were as follows:
•	Purchases of property, equipment and software, net of proceeds from sales; and

•	Proceeds from maturities and sales of available-for-sale debt securities.
     Cash provided by investing activities for the three months ended April 5, 2009 was $5.4 million. The primary investing activities were as follows:
•	Proceeds from maturities and sales of available-for-sale debt securities and equity securities, net of purchases; and

•	Purchases of property, equipment and software, net of proceeds from sales.
     We expect capital expenditures to be approximately $55 million in 2010. In recent years, we have reduced our level of capital expenditures as a result of our focus on establishing strategic supplier alliances with foundry semiconductor manufacturers and with third-party assembly and test operations, which enables us to have access to advanced manufacturing capacity while reducing our capital spending requirements.
Cash Used in Financing Activities
     Cash used in financing activities for the three months ended April 4, 2010 was $22.6 million, as compared to one thousand dollars provided by financing activities for the three months ended April 5, 2009. The primary financing activities during the three months ended April 4, 2010 were the use of $26.2 million to purchase our common stock, offset in part by the proceeds from issuances of common stock under our employee stock plans. On March 17, 2010, we announced that our Board of Directors had authorized a stock repurchase program of up to $250.0 million of our common stock.
     It is our policy to reinvest our earnings, and we do not anticipate paying any cash dividends to stockholders in the foreseeable future.
     Cash, cash equivalents and short-term investments are our primary source of liquidity. We believe that our existing liquid resources and cash generated from operations will be adequate to meet our operating and capital requirements and other obligations for more than the next 12 months, including repayment of our outstanding convertible subordinated notes as they mature on May 15, 2010. We may find it desirable to obtain additional debt or equity financing or seek to refinance our existing convertible notes. Such financing may not be available to us at all or on acceptable terms if we determine that it would be desirable to obtain additional financing.
CONTRACTUAL OBLIGATIONS
     The following table summarizes our contractual obligations as of April 4, 2010:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Other		Total
	(In millions)
Convertible subordinated notes	$350.0	$—	$—	$—	$—		$350.0
Interest payments on convertible subordinated notes	7.0	—	—	—	—		7.0
Operating lease obligations	68.6	53.1	13.7	2.0	—		137.4
Purchase commitments	450.2	82.4	—	—	—		532.6
Unrecognized tax positions plus interest and penalties	8.2	—	—	—	78.0	**	86.2
Pension contributions	27.9	*	*	*	*		27.9

Total	$911.9	$135.5	$13.7	$2.0	$78.0		$1,141.1

*	We have pension plans covering substantially all former Agere U.S. employees, excluding management employees hired after June 30, 2003. We also have pension plans covering certain international employees. Although additional future contributions will be required, the amount and timing of these contributions will be affected by actuarial assumptions, the actual rate of return on plan assets, the level of market interest rates, and the amount of voluntary contributions to the plans. The amount shown in the table represents our planned contributions to our pension plans for the remainder of 2010. Because any contributions for 2011 and later will depend on the value of the plan assets in the future and thus are uncertain, we have not included any amounts for 2011 and beyond in the above table.

**	Represents the non-current tax payable obligation. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.

Convertible Subordinated Notes
     As of April 4, 2010, we had outstanding $350.0 million of 4% Convertible Subordinated Notes due on May 15, 2010. Interest on these notes is payable semiannually on May 15 and November 15 of each year. These notes are subordinated to all existing and future senior debt and are convertible at the holder’s option into shares of our common stock at a conversion price of approximately $13.42 per share at any time prior to maturity. We cannot elect to redeem these notes prior to maturity. Each holder of these notes has the right to cause us to repurchase all of such holder’s convertible notes at a price equal to 100% of their principal amount plus accrued interest upon the occurrence of any fundamental change, which includes a transaction or an event such as an exchange offer, liquidation, tender offer, consolidation, certain mergers or combinations. We expect to repay these notes on May 15, 2010 from our current available cash and cash equivalents.
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
Purchase Commitments
     We maintain purchase commitments with certain suppliers primarily for raw materials and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time horizon as mutually agreed upon between the parties. This forecasted time horizon can vary for different suppliers.
Uncertain Tax Positions
     As of April 4, 2010, the amount of the unrecognized tax benefits was $152.3 million, of which we expect to pay $8.2 million within one year. Accordingly, this amount has been recorded in other current liabilities. For the remaining balance, we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. For the three months ended April 4, 2010, we recorded a reversal of $27.9 million in liabilities, which includes previously unrecognized tax benefits of $12.2 million and interest and penalties of $15.7 million, because of the expiration of various statutes of limitations. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of various statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, we estimate that, in addition to the $8.2 million discussed above, unrecognized tax benefits, plus accrued interest and penalties, could decrease by an amount of up to $12.0 million.
Standby Letters of Credit
     As of April 4, 2010 and December 31, 2009, we had outstanding obligations relating to standby letters of credit of $4.2 million and $4.3 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, claims from litigations and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amount, and they generally have one-year terms.

CRITICAL ACCOUNTING POLICIES
     There have been no significant changes in the critical accounting estimates and significant accounting policies during the three months ended April 4, 2010 as compared to the discussion in Part II, Item 7 and in Note 1 to our financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009.
RECENT ACCOUNTING PRONOUNCEMENTS
     The information contained in Note 1 to our financial statements in Item 1 under the heading “Recent Accounting Pronouncements” is incorporated by reference into this Item 2.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There have been no significant changes in the market risk disclosures during the three months ended April 4, 2010 as compared to the discussion in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.
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
     Changes in Internal Control: During the first quarter of 2010, we did not make any change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     This information is included under the caption “Legal Matters” in Note 13 to our financial statements in Item 1 of Part I.
Item 1A. Risk Factors
     Set forth below are risks and uncertainties, many of which are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2009, that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements in this report and other public statements we make:
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
     As a result of the global economic downturn that began in late 2008, we experienced significant revenue declines in late 2008 and early 2009. While our revenues have improved from the levels we experienced in late 2008 and early 2009, we believe it is still possible that the economic downturn could further negatively affect our business. If the economic downturn worsens, it could negatively affect our business in several ways, including resulting in lower demand for our products and causing potential disruptions at customers or suppliers that might encounter financial difficulties.
     We have defined benefit pension plans under which we are obligated to make future payments to participants. We have set aside funds to meet our anticipated obligations under these plans and have invested them principally in equity and fixed income securities. The value of these securities declined significantly in late 2008 and early 2009 and has not fully recovered. At December 31, 2009, our projected benefit obligations under our pension plans exceeded the value of the assets of those plans by approximately $455 million. As of April 4, 2010, U.S. law provides that we must make contributions to the pension plans during the remainder of 2010 of at least $27.9 million. We may be required to make additional contributions to the plans in later years if the value of the plan assets does not increase, and these amounts could be significantly larger than the required contributions in 2010. We may also choose to make additional, voluntary contributions to the plans.
     At April 4, 2010 we had contractual purchase commitments with suppliers, primarily for raw materials and manufacturing services and for some non-production items, of approximately $532.6 million. If our actual revenues in the future are lower than our current expectations, we may not meet all of our buying commitments. As a result, it is possible that we will have to make penalty-type payments under these contracts, even though we are not obtaining any products that we can sell.
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
     We believe that semiconductor foundry capacity is currently tight compared to industry forecasts of demand. We have been working with our foundry partners and currently believe that we will be able to meet our anticipated demand for semiconductor products for the rest of 2010. Based on current capacity forecasts, and depending on which product applications are involved, we may, however, have difficulty obtaining capacity if we experience demand for semiconductors that is significantly in excess of our current forecasts. If we experience increased demand that we are not able to meet, we would miss opportunities for additional revenue and could experience a negative impact on our relationships with affected customers.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table contains information about our purchases of our common stock during the quarter ended April 4, 2010.
Issuer Purchases of Equity Securities

Total Number of
			Shares Purchased	Dollar Value of Shares
			as Part of	that May Yet Be
	Total Number of Shares	Average Price	Publicly Announced	Purchased Under
Period	Purchased	Paid per Share	Plans or Programs	the Programs
January 1 — January 31, 2010	—	$—	—	$—
February 1 — February 28, 2010	—	$—	—	$—
March 1 — April 4, 2010	4,000,000	$6.55	4,000,000	$223,792,065

Total	4,000,000	$6.55	4,000,000	$223,792,065

     On March 17, 2010, we announced that our Board of Directors had authorized the repurchase of up to $250 million of our common stock. The purchases reported in the table above were made pursuant to this authorization.
Item 6. Exhibits
     See the Exhibit Index, which follows the signature page to this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSI CORPORATION (Registrant)
Date: May 11, 2010	By	/s/ Bryon Look
Bryon Look
Executive Vice President, Chief Financial Officer and Chief Administrative Officer

EXHIBIT INDEX
10.1	2003 Equity Incentive Plan Form of Notice of Grant of Restricted Stock Units (Revenue and non-GAAP operating income performance tests) (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 17, 2010)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350