Form 10-Q
period 2010-07-04
LSI CORP
filed 2010-08-12
CIK 703360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 4, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 9, 2010, there were 641,842,588 shares of the registrant’s Common Stock, $.01 par value, outstanding.

LSI CORPORATION
Form 10-Q
For the Quarter Ended July 4, 2010
INDEX

Page
No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of July 4, 2010 and December 31, 2009 (unaudited)	3
Condensed Consolidated Statements of Operations for the three and six months ended July 4, 2010 and July 5, 2009 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the six months ended July 4, 2010 and July 5, 2009 (unaudited)	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 6. Exhibits	31
Signatures	32
Exhibit Index	33
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LSI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	July 4,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$511,377	$778,291
Short-term investments	158,481	183,781
Accounts receivable, less allowances of $9,388 and $9,902, respectively	307,074	338,961
Inventories	191,582	169,335
Prepaid expenses and other current assets	110,479	115,084

Total current assets	1,278,993	1,585,452
Property and equipment, net	212,836	218,972
Identified intangible assets, net	658,772	739,244
Goodwill	188,698	188,698
Other assets	224,756	235,564

Total assets	$2,564,055	$2,967,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$194,093	$213,008
Accrued salaries, wages and benefits	99,264	77,281
Other accrued liabilities	196,217	214,096
Current portion of long-term debt	—	350,000

Total current liabilities	489,574	854,385
Pension and post-retirement benefit obligations	443,763	454,206
Income taxes payable — non-current	82,150	103,047
Other non-current liabilities	83,908	95,188

Total liabilities	1,099,395	1,506,826

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value: 1,300,000 shares authorized; 647,694 and 656,484 shares outstanding, respectively	6,477	6,565
Additional paid-in capital	6,117,336	6,142,674
Accumulated deficit	(4,378,542)	(4,408,494)
Accumulated other comprehensive loss	(280,611)	(279,641)

Total stockholders’ equity	1,464,660	1,461,104

Total liabilities and stockholders’ equity	$2,564,055	$2,967,930

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Revenues	$639,405	$520,665	$1,276,587	$1,002,944
Cost of revenues	363,774	339,772	729,711	651,979

Gross profit	275,631	180,893	546,876	350,965
Research and development	171,153	148,919	338,025	304,203
Selling, general and administrative	85,811	81,727	172,143	165,484
Restructuring of operations and other items, net	5,067	6,010	6,687	31,215

Income/(loss) from operations	13,600	(55,763)	30,021	(149,937)
Interest expense	(1,707)	(6,864)	(5,601)	(14,100)
Interest income and other, net	4,639	6,344	(4,168)	12,207

Income/(loss) before income taxes	16,532	(56,283)	20,252	(151,830)
Provision/(benefit) for income taxes	9,100	5,200	(9,700)	13,200

Net income/(loss)	$7,432	$(61,483)	$29,952	$(165,030)

Net income/(loss) per share:
Basic	$0.01	$(0.09)	$0.05	$(0.25)

Diluted	$0.01	$(0.09)	$0.05	$(0.25)

Shares used in computing per share amounts:
Basic	651,778	650,300	654,192	649,360

Diluted	661,540	650,300	663,857	649,360

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 4, 2010	July 5, 2009
Operating activities:
Net income/(loss)	$29,952	$(165,030)
Adjustments:
Depreciation and amortization	133,268	131,318
Stock-based compensation expense	34,926	34,992
Gain on redemption of convertible subordinated notes	—	(149)
Write-down of equity securities	11,600	—
Loss on sale of property and equipment	268	117
Unrealized foreign exchange loss/(gain)	990	(8,116)
Deferred taxes	183	(11)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	31,887	36,054
Inventories	(22,247)	73,582
Prepaid expenses and other assets	6,343	43,458
Accounts payable	(14,410)	(53,388)
Accrued and other liabilities	(39,365)	(33,762)

Net cash provided by operating activities	173,395	59,065

Investing activities:
Purchases of debt securities available-for-sale	(1,189)	(10)
Proceeds from maturities and sales of debt securities available-for-sale	21,525	63,945
Purchases of equity securities	(316)	(5,000)
Purchases of property, equipment and software	(48,373)	(48,601)
Proceeds from sale of property and equipment	199	112
Acquisition of businesses and companies, net of cash acquired	—	(20,840)
Decrease in non-current assets and deposits	—	13,501

Net cash (used in)/provided by investing activities	(28,154)	3,107

Financing activities:
Redemption of convertible subordinated notes	—	(244,047)
Repayment of debt obligations	(349,999)	—
Issuances of common stock	21,588	6,673
Purchase of common stock under repurchase program	(80,732)	—

Net cash used in financing activities	(409,143)	(237,374)

Effect of exchange rate changes on cash and cash equivalents	(3,012)	855

Net change in cash and cash equivalents	(266,914)	(174,347)

Cash and cash equivalents at beginning of period	778,291	829,301

Cash and cash equivalents at end of period	$511,377	$654,954

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
     For financial reporting purposes, LSI Corporation (“LSI” or the “Company”) reports on a 13- or 14-week quarter with a year ending December 31. The second quarter of 2010 and 2009 consisted of 13 weeks each and ended on July 4, 2010 and on July 5, 2009, respectively. The first six months of 2010 and 2009 consisted of approximately 26 weeks each. The results of operations for the quarter ended July 4, 2010 are not necessarily indicative of the results to be expected for the full year.
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
     In management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to state fairly the financial information included herein. While the Company believes that the disclosures are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
     In October 2009, the FASB issued guidance to clarify that tangible products containing software components and non-software components that function together to deliver a product’s essential functionality will be considered non-software deliverables and will be scoped out of the software revenue recognition guidance. This guidance is effective for the fiscal years beginning after June 15, 2010. The Company is currently evaluating the impact of the adoption of this guidance on its results of operations and financial position.
     Pronouncements adopted during the six months ended July 4, 2010:
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

Note 2 — Stock-Based Compensation and Common Stock
Stock-Based Compensation Expense
     The following table summarizes stock-based compensation expense, net of estimated forfeitures, related to the Company’s stock options, the Employee Stock Purchase Plan (“ESPP”) and restricted stock unit awards:

	Three Months Ended		Six Months Ended
Stock-Based Compensation Expense Included In:	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
	(In thousands)
Cost of revenues	$2,292	$2,022	$4,004	$4,035
Research and development	8,644	7,195	16,542	15,057
Selling, general and administrative	7,559	7,785	14,380	15,900

Total stock-based compensation expense	$18,495	$17,002	$34,926	$34,992

     Stock Options:
     The fair value of each option grant is estimated as of the date of grant using a reduced-form calibrated binominal lattice model (the “lattice model”). The following table summarizes the weighted-average assumptions that the Company applied in the lattice model:

	Three Months Ended		Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Estimated grant date fair value per share	$2.05	$1.89	$1.97	$1.37
Expected life (years)	4.35	4.29	4.28	4.29
Risk-free interest rate	2%	2%	2%	2%
Volatility	54%	66%	51%	68%
     The following table summarizes changes in stock options outstanding during the six month period ended July 4, 2010:

		Weighted-Average	Weighted-Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term	Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at December 31, 2009	91,526	$9.83	—	—
Options granted	7,014	5.50	—	—
Options exercised	(1,457)	4.05	—	—
Options canceled	(3,093)	64.20	—	—

Options outstanding at July 4, 2010	93,990	$7.81	3.78	$29,395

Options exercisable at July 4, 2010	56,113	$9.71	2.76	$6,755

     Employee Stock Purchase Plan:
     Compensation expense for the Company’s ESPP is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Under the ESPP, rights to purchase shares are granted during the second and fourth quarters of each year. A total of 3.3 million shares and 2.5 million shares were issued under the ESPP during the three months ended July 4, 2010 and July 5, 2009, respectively. The following table summarizes the weighted-average assumptions that went into the calculation of the fair value for May 2010 and May 2009 grants:

	Three Months Ended
	July 4, 2010	July 5, 2009
Estimated grant date fair value per share	$1.74	$1.39
Expected life (years)	0.8	0.5
Risk-free interest rate	0.3%	0.3%
Volatility	48%	78%

     Restricted Stock Awards:
     Service-based:
     The following table summarizes changes in service-based restricted stock units outstanding during the six months ended July 4, 2010:

Number of Units
(In thousands)
Unvested service-based restricted stock units at December 31, 2009	2,986
Granted	6,481
Vested	(812)
Forfeited	(100)

Unvested service-based restricted stock units at July 4, 2010	8,555

     The cost of service-based restricted stock unit awards is determined using the fair value of the Company’s common stock on the date of grant. The vesting requirements for these restricted stock units are determined at the time of grant and require that the employees remain employed by the Company. As of July 4, 2010, the total unrecognized compensation expense related to these restricted stock units, net of estimated forfeitures, was $37.8 million and is expected to be recognized over the next 3 years on a weighted-average basis. The fair value of the shares that were issued upon the vesting of restricted stock units during the three and six months ended July 4, 2010 was $0.2 million and $4.5 million, respectively.
     Performance-based:
     During the six months ended July 4, 2010, the Company granted performance-based restricted stock units. The vesting of these performance-based restricted stock units is contingent upon the Company meeting certain performance criteria and the employees’ continuing service to the Company. As of July 4, 2010, the total unrecognized compensation expense related to performance-based restricted stock units was $13.1 million and, if the contingencies are fully met, is expected to be recognized over the next 1 to 3 years.
     The following table summarizes changes in performance-based restricted stock units outstanding during the six months ended July 4, 2010:

Number of Units
(In thousands)
Unvested performance-based restricted stock units at December 31, 2009	—
Granted	3,046
Vested	—
Forfeited	(48)

Unvested performance-based restricted stock units at July 4, 2010	2,998

Common Stock
     Stock Repurchase Program:
     On March 17, 2010, the Company announced that its Board of Directors had authorized a stock repurchase program of up to $250.0 million of the Company’s common stock in open market or privately negotiated transactions. The Company repurchased 10.1 million shares for $54.5 million in cash during the three months ended July 4, 2010 and 14.1 million shares for $80.7 million in cash during the six months ended July 4, 2010. The repurchased shares were retired immediately after the repurchases were complete. Retirement of the repurchased shares is recorded as a reduction of common stock and additional paid-in capital. As of July 4, 2010, $169.3 million remained available under this stock repurchase program.
Note 3 — Restructuring of Operations and Other Items
     For the three months ended July 4, 2010, the Company recorded charges of $5.1 million in restructuring of operations and other items, net, consisting of $4.9 million in charges for restructuring of operations and $0.2 million in charges for other items. Of these charges, $4.8 million and $0.3 million were recorded in the Semiconductor segment and the Storage Systems segment, respectively. For the six months ended July 4, 2010, the Company recorded charges of $6.7 million in restructuring of operations and other items, net, consisting of $6.3 million in charges for restructuring of operations and $0.4 million in charges for other items. Of these charges, $6.1 million and $0.6 million were recorded in the Semiconductor segment and the Storage Systems segment, respectively. For a discussion of the 2009 restructuring actions, see Note 2 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

First Quarter of 2010
     The $1.4 million in charges of restructuring of operations resulted from the following:
•	A charge of $0.9 million primarily for the change in time value of accruals for previously accrued facility lease exit costs; and

•	A charge of $0.5 million for severance and termination benefits for employees.
Second Quarter of 2010
     The $4.9 million in charges of restructuring of operations resulted from the following:
•	A charge of $4.8 million for employee severance and termination benefits as we continue to streamline operations; and

•	A charge of $0.1 million primarily for the change in time value of accruals for previously accrued facility lease exit costs, offset by reserve reversals due to changes in estimates.
     The following table summarizes the activities affecting the restructuring reserves since December 31, 2009:

	Balance at	Expense	Utilized	Balance at	Expense	Utilized	Balance at
	December 31,	During	During	April 4,	During	During	July 4,
	2009	Q1 2010	Q1 2010	2010	Q2 2010	Q2 2010	2010
	(In thousands)
Lease terminations (a)	$40,397	$846	$(7,540)	$33,703	$106	$(5,441)	$28,368
Payments to employees for severance and related benefits (b)	4,905	525	(2,919)	2,511	4,779	(1,219)	6,071

Total	$45,302	$1,371	$(10,459)	$36,214	$4,885	$(6,660)	$34,439

(a)	The amount utilized represents cash payments. The balance remaining is expected to be paid during the remaining terms of the leases, which extend through 2013 and includes accruals for a licensing agreement that is no longer being used by the Company.

(b)	The majority of the balance remaining for severance is expected to be paid by the first quarter of 2011.
Note 4 — Benefit Obligations
     The Company has pension plans covering substantially all former Agere Systems Inc. (“Agere”) U.S. employees, excluding management employees hired after June 30, 2003. Retirement benefits are offered under defined benefit pension plans, which include a management plan and a represented plan, and are based on an adjusted career-average-pay, dollar-per-month formula or on a cash-balance program. The cash-balance program provides for annual company contributions based on a participant’s age, compensation and interest on existing balances. It covers employees of certain companies acquired by Agere since 1996 and management employees hired after January 1, 1999 and before July 1, 2003. The Company also has a non-qualified supplemental pension plan in the U.S. that principally provides benefits based on compensation in excess of amounts that can be considered under a tax qualified plan. The Company also provides post-retirement life insurance coverage under a group life insurance plan for former Agere employees excluding participants in the cash-balance program and management employees hired after June 30, 2003. The Company also has pension plans covering certain international employees.
     Effective April 6, 2009, the Company froze the U.S. defined benefit pension plans. Participants in the adjusted career-average-pay program will not earn any future service accruals after that date. Participants in the cash-balance program will not earn any future service accruals, but will continue to earn 4% interest per year on their cash-balance accounts.
     The following tables summarize the components of the net periodic benefit cost/(credit):

	Three Months Ended
	July 4, 2010		July 5, 2009
	Pension	Post-retirement	Pension	Post-retirement
	Benefits	Benefits	Benefits	Benefits
	(In thousands)
Service cost	$112	$21	$486	$20
Interest cost	17,553	612	18,605	607
Expected return on plan assets	(17,909)	(1,150)	(19,191)	(1,219)
Amortization of prior-service cost	10	—	11	—
Amortization of net actuarial loss/(gain) recognized	527	—	(24)	—

Total benefit cost/(credit)	$293	$(517)	$(113)	$(592)

	Six Months Ended
	July 4, 2010		July 5, 2009
	Pension	Post-retirement	Pension	Post-retirement
	Benefits	Benefits	Benefits	Benefits
	(In thousands)
Service cost	$230	$41	$957	$40
Interest cost	35,170	1,220	36,876	1,212
Expected return on plan assets	(35,732)	(2,298)	(38,403)	(2,438)
Amortization of prior-service cost	20	—	22	—
Amortization of net actuarial loss/(gain) recognized	1,074	—	(45)	—

Total benefit cost/(credit)	$762	$(1,037)	$(593)	$(1,186)

     During the six months ended July 4, 2010, the Company contributed $8.5 million to its pension plans. The Company expects to contribute an additional $22.5 million to its pension plans for the remainder of 2010. The Company does not expect to contribute to its post-retirement benefit plan during the year ending December 31, 2010.
Note 5 — Balance Sheet Details
Inventories
     Inventories were comprised of the following:

	July 4,	December 31,
	2010	2009
	(In thousands)
Raw materials	$30,562	$24,038
Work-in-process	35,058	19,090
Finished goods	125,962	126,207

Total inventories	$191,582	$169,335

Debt
     The Company repaid all the $350.0 million principal amount of its 4% Convertible Subordinated Notes plus accrued interest upon their maturity on May 15, 2010.
Note 6 — Cash Equivalents and Investments
     The following tables summarize the Company’s cash equivalents and investments measured at fair value:

	Fair Value Measurements as of July 4, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Cash equivalents:
Money-market funds*	$386,239	$—	$—	$386,239

Available-for-sale debt securities: **
Asset-backed and mortgage-backed securities	$—	$118,973	$—	$118,973
U.S. government and agency securities	—	36,265	—	36,265
Corporate debt securities	—	3,243	—	3,243

Total short-term investments	$—	$158,481	$—	$158,481

Long-term investments in equity securities:
Marketable available-for-sale equity securities***	$915	$—	$—	$915

	Fair Value Measurements as of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)
Cash equivalents:
Money-market funds*	$631,073	$—	$—	$631,073

Available-for-sale debt securities:**
Asset-backed and mortgage-backed securities	$—	$138,282	$—	$138,282
U.S. government and agency securities	—	40,644	—	40,644
Corporate debt securities	—	4,855	—	4,855

Total short-term investments	$—	$183,781	$—	$183,781

Long-term investments in equity securities:
Marketable available-for-sale equity securities***	$1,405	$—	$—	$1,405

*	The fair value of the money-market funds is valued using unadjusted prices in active markets and is classified within Level 1 of the fair value hierarchy.

**	The fair value of the short-term investments in debt securities is valued using the market approach and the income approach and is classified within Level 2 of the fair value hierarchy. These investments are traded less frequently than Level 1 securities and are valued using inputs that include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates, yield curves, prepayment speeds, collateral performance, broker/dealer quotes and indices that are observable at commonly quoted intervals.

***	The fair value of the marketable equity securities is valued using quoted market prices in active markets and is classified within Level 1 of the fair value hierarchy.
     The Company does not estimate the fair value for non-marketable equity securities unless there are identified events or changes in circumstances that may have a significant adverse effect on the investment. The valuation of non-marketable equity securities is based on recent financing activities of the investees, movements in equity value, venture capital markets, the investee’s capital structure, liquidation preferences of the investee’s capital and other economic variables. During the six months ended July 4, 2010, the Company identified changes in circumstances which had an adverse effect on certain non-marketable equity securities and recorded other than temporary impairment charges of $11.6 million. These charges were recognized as a component of interest income and other, net, in the statements of operations. As of July 4, 2010 and December 31, 2009, the aggregate carrying value of the Company’s non-marketable equity securities was $45.3 million and $56.6 million, respectively. There were no impairment charges for non-marketable equity securities for the six months ended July 5, 2009.
     The following table summarizes certain non-marketable equity securities measured and recorded at fair value on a non-recurring basis:

	Carrying Value	Fair Value Measurements			Losses for
	as of	During Six Months Ended July 4, 2010			Six Months Ended
	July 4, 2010	Level 1	Level 2	Level 3	July 4, 2010
(In thousands)
Non-marketable equity securities	$1,900	$—	$—	$1,900	$11,600
Investments in Available-for-Sale Securities
     The following tables summarize the Company’s available-for-sale securities:

	July 4, 2010
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gain	Loss*	Fair Value
	(In thousands)
Short-term debt securities:
Asset-backed and mortgage-backed securities	$110,715	$8,810	$(552)	$118,973
U.S. government and agency securities	35,025	1,240	—	36,265
Corporate debt securities	3,086	160	(3)	3,243

Total short-term debt securities	$148,826	$10,210	$(555)	$158,481

Long-term marketable equity securities	$111	$805	$(1)	$915

*	As of July 4, 2010, there were 22 investments in an unrealized-loss position.

	December 31, 2009
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gain	Loss	Fair Value
	(In thousands)
Short-term debt securities:
Asset-backed and mortgage-backed securities	$132,210	$7,141	$(1,069)	$138,282
U.S. government and agency securities	39,033	1,611	—	40,644
Corporate debt securities	4,736	175	(56)	4,855

Total short-term debt securities	$175,979	$8,927	$(1,125)	$183,781

Long-term marketable equity securities	$111	$1,294	$—	$1,405

     The following tables summarize the gross unrealized losses and fair values of the Company’s short-term investments that have been in a continuous unrealized loss position for less than and greater than 12 months, aggregated by investment category:

	July 4, 2010
	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Asset-backed and mortgage-backed securities	$2,652	$(60)	$2,774	$(492)
Corporate debt securities	1,309	(3)	—	—

Total	$3,961	$(63)	$2,774	$(492)

	December 31, 2009
	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Asset-backed and mortgage-backed securities	$9,126	$(1,037)	$870	$(32)
Corporate debt securities	1,308	(56)	—	—

Total	$10,434	$(1,093)	$870	$(32)

     There were no impairment charges for available-for-sale debt or equity securities for the three or six months ended July 4, 2010 and July 5, 2009. There were no other than temporary impairment losses recorded in other comprehensive income for the three or six months ended July 4, 2010 and July 5, 2009. Net realized gain or loss on sales of available-for-sale debt and equity securities for the three and six months ended July 4, 2010 and July 5, 2009 was not significant.
     Contractual maturities of available-for-sale debt securities as of July 4, 2010 were as follows:

Amount
(In thousands)
Due within one year	$27,712
Due in 1-5 years	17,304
Due in 5-10 years	10,310
Due after 10 years	103,155

Total	$158,481

     The maturities of asset-backed and mortgage-backed securities were allocated based on contractual principal maturities assuming no prepayments.
Note 7 — Derivative Instruments
     The Company has foreign subsidiaries that operate and sell the Company’s products in various markets around the world. As a result, the Company is exposed to changes in foreign-currency exchange rates. The Company utilizes forward contracts to manage its exposure associated with net asset and liability positions denominated in non-functional currencies and to reduce the volatility of earnings and cash flows related to forecasted foreign-currency transactions. The Company does not hold derivative financial instruments for speculative or trading purposes.
Cash-Flow Hedges
     The Company enters into forward contracts that are designated as foreign-currency cash-flow hedges of selected forecasted payments denominated in currencies other than U.S. dollars. These forward contracts generally mature within 12 months. The Company evaluates and calculates the effectiveness of each hedge at least quarterly. Changes in fair value attributable to changes in time value are excluded from the assessment of effectiveness and are recognized in interest income and other, net. The effective portion of the forward contracts’ gain or loss is recorded in other comprehensive income and is subsequently reclassified into earnings when the hedged expense is recognized within the same line item in the statements of operations as the impact of the hedged transaction. The ineffective portion of the gain or loss is reported in earnings immediately. As of July 4, 2010, the total notional value of the Company’s outstanding forward contracts, designated as foreign-currency cash-flow hedges for forecasted Euro, Pound Sterling and Indian Rupee payment transactions, was $29.4 million. For the three and six months ended July 4, 2010 and July 5, 2009, the after-tax effect of foreign-exchange forward contract derivatives on other comprehensive income was not material.

Other Foreign-Currency Hedges
     The Company enters into foreign-exchange forward contracts that are used to hedge certain foreign-currency-denominated assets or liabilities that do not qualify for hedge accounting. These forward contracts generally mature within three months. Changes in fair value of these hedges are recorded immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged. As of July 4, 2010, the total notional value of the Company’s outstanding forward contracts, not designated as hedges under hedge accounting, to buy Japanese Yen, Euro, Pound Sterling, Canadian Dollar, Korean Won and Indian Rupee was $128.7 million and to sell Singapore Dollar and Israeli Shekel was $20.3 million. For the three and six months ended July 4, 2010, a gain of $2.2 million and a loss of $3.6 million, respectively, related to other foreign-currency hedges were recognized in interest income and other, net. For the three and six months ended July 5, 2009, a gain of $12.4 million and a loss of $4.3 million, respectively, related to other foreign-currency hedges were recognized in interest income and other, net.
Fair Value of Derivative Instruments
     As of July 4, 2010 and December 31, 2009, the fair value of derivative instruments included in the balance sheets was not material.
Note 8 — Reconciliation of Basic and Diluted Income/(Loss) per Share
     The following tables provide a reconciliation of the numerators and denominators used in the computation of basic and diluted per share amounts:

	Three Months Ended
	July 4, 2010			July 5, 2009
			Per Share			Per Share
	Income*	Shares+	Amount	(Loss)*	Shares+	Amount
	(In thousands except per share amounts)
Basic:
Net income/(loss) available to common stockholders	$7,432	651,778	$0.01	$(61,483)	650,300	$(0.09)
Stock options, employee stock purchase rights and restricted stock unit awards	—	9,762	—	—	—	—
Diluted:
Net income/(loss) available to common stockholders	$7,432	661,540	$0.01	$(61,483)	650,300	$(0.09)

	Six Months Ended
	July 4, 2010			July 5, 2009
			Per Share			Per Share
	Income*	Shares+	Amount	(Loss)*	Shares+	Amount
	(In thousands except per share amounts)
Basic:
Net income/(loss) available to common stockholders	$29,952	654,192	$0.05	$(165,030)	649,360	$(0.25)
Stock options, employee stock purchase rights and restricted stock unit awards	—	9,665	—	—	—	—
Diluted:
Net income/(loss) available to common stockholders	$29,952	663,857	$0.05	$(165,030)	649,360	$(0.25)

*	Numerator

+	Denominator
     The following table provides information about the weighted-average common share equivalents that were excluded from the computation of diluted shares because their inclusion would have an antidilutive effect on net income/(loss) per share:

	Three Months Ended		Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
	(In thousands)
Anti-dilutive securities:
Stock options	71,868	81,120	70,505	96,065
Restricted stock unit awards	306	3,138	401	3,658
Convertible notes	12,324	38,637	19,314	40,329

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
Summary of Operations by Segment
     The following is a summary of operations by segment:

	Three Months Ended		Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
	(In thousands)
Revenues:
Semiconductor	$416,698	$343,786	$833,187	$668,820
Storage Systems	222,707	176,879	443,400	334,124

Consolidated	$639,405	$520,665	$1,276,587	$1,002,944

Income/(loss) from operations:
Semiconductor	$(2,761)	$(52,232)	$(5,730)	$(132,327)
Storage Systems	16,361	(3,531)	35,751	(17,610)

Consolidated	$13,600	$(55,763)	$30,021	$(149,937)

Information about Geographic Areas
     Revenues from domestic operations were $173.6 million, representing 27.1% of consolidated revenues, for the three months ended July 4, 2010, as compared to $112.1 million, representing 21.5% of consolidated revenues, for the three months ended July 5, 2009.
     Revenues from domestic operations were $329.2 million, representing 25.8% of consolidated revenues, for the six months ended July 4, 2010, as compared to $219.9 million, representing 21.9% of consolidated revenues, for the six months ended July 5, 2009.
Note 10 — Comprehensive Income/(Loss)
     Comprehensive income or loss is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The following table summarizes the changes in the total comprehensive income or loss, net of taxes:

	Three Months Ended		Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
	(In thousands)
Net income/(loss)	$7,432	$(61,483)	$29,952	$(165,030)
Net unrealized gain on investments	778	3,857	1,308	1,215
Net unrealized (loss)/gain on derivatives	(393)	1,379	(1,252)	1,167
Foreign currency translation adjustments	1,886	7,779	(2,120)	(7,322)
Amortization of prior-service cost and net actuarial loss/(gain)	537	(13)	1,094	(23)

Total comprehensive income/(loss)	$10,240	$(48,481)	$28,982	$(169,993)

Note 11 — Income Taxes
     The Company recorded an income tax provision of $9.1 million and an income tax benefit of $9.7 million for the three and six months ended July 4, 2010, respectively, and income tax provisions of $5.2 million and $13.2 million for the three and six months ended July 5, 2009, respectively. During the six months ended July 4, 2010, the Company recorded a reversal of $27.9 million in liabilities, which includes previously unrecognized tax benefits of $12.2 million and interest and penalties of $15.7 million, as a result of the expiration of statutes of limitations in multiple jurisdictions. During the six months ended July 5, 2009, the Company recorded a reversal of $29.8 million in liabilities, which includes previously unrecognized tax benefits of $15.7 million and interest and penalties of $14.1 million, as a result of the expiration of statutes of limitations. The Company also recorded an increase of $32.9 million in liabilities, which includes unrecognized tax benefits of $25.0 million and interest and penalties of $7.9 million, as a result of re-measurements of uncertain tax positions taken in prior periods based on new information.

     The Company computes the tax provision using an estimated annual tax rate. The Company has excluded the income or loss from certain jurisdictions when estimating the annual rate because of the anticipated annual pre-tax losses in those jurisdictions for which tax benefits are not realizable or cannot be recognized in the current year. Excluding certain foreign jurisdictions, management believes that it is more likely than not that the future benefit of deferred tax assets will not be realized.
Note 12 — Related Party Transactions
     A member of the Company’s board of directors is also a member of the board of directors of Seagate Technology. The Company sells semiconductors used in storage product applications to Seagate Technology for prices comparable to those charged to an unrelated third party. The Company also purchases drives used in its storage systems from Seagate Technology for prices comparable to those paid to other vendors for similar products. Revenues from sales to Seagate Technology were $88.8 million and $184.9 million for the three and six months ended July 4, 2010, respectively. Revenues from sales to Seagate Technology were $82.4 million and $162.4 million for the three and six months ended July 5, 2009, respectively. Purchases from Seagate Technology were $17.3 million and $28.9 million for the three and six months ended July 4, 2010, respectively. Purchases from Seagate Technology were $7.6 million and $18.4 million for the three and six months ended July 5, 2009, respectively. The Company had accounts receivable from Seagate Technology of $51.3 million and $53.6 million as of July 4, 2010 and December 31, 2009, respectively.
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
     The Company purchased $12.0 million and $24.0 million of inventory from SMP for the three and six months ended July 4, 2010, respectively. The Company purchased $10.9 million and $22.0 million of inventory from SMP for the three and six months ended July 5, 2009, respectively. As of July 4, 2010 and December 31, 2009, the amounts of inventory on hand that were purchased from SMP were $6.7 million and $4.1 million, respectively, and the amounts payable to SMP were $5.7 million and $3.8 million, respectively.
Note 13 — Commitments, Contingencies and Legal Matters
Purchase Commitments
     The Company maintains purchase commitments with certain suppliers, primarily for raw materials and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time horizon as mutually agreed upon between the parties. This forecasted time horizon can vary for different suppliers. As of July 4, 2010, the total purchase commitments were $480.5 million, which are due through 2013.
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

     The following table sets forth a summary of changes in product warranties:

Six Months Ended
July 4, 2010
(In thousands)
Balance as of December 31, 2009	$13,831
Accruals for warranties issued during the period	7,842
Accruals related to pre-existing warranties (including changes in estimates)	355
Settlements made during the period (in cash or in kind)	(7,172)

Balance as of July 4, 2010	$14,856

     Standby Letters of Credit:
     As of July 4, 2010 and December 31, 2009, the Company had outstanding obligations relating to standby letters of credit of $4.2 million and $4.3 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, customs and certain self-insured risks. If the guarantees are called, the Company must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amount, and they generally have one-year terms.
Uncertain Tax Positions
     As of July 4, 2010, the Company had $150.2 million of unrecognized tax benefits, of which the Company expects to pay $2.0 million within one year. Accordingly, this amount has been recorded in other current liabilities. For the remaining balance, the Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, the Company estimates that, in addition to the $2.0 million discussed above, unrecognized tax benefits, plus accrued interest and penalties, could decrease by an amount of up to $12.0 million.
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

GE has asserted that four of the patents cover inventions relating to modems. GE is seeking monetary damages. Agere believes it has a number of defenses to the infringement claims in this action, including laches, exhaustion and its belief that it has a license to the patents. The court postponed hearing motions based on these defenses until after the trial, and did not allow Agere to present evidence on these defenses at trial. On February 17, 2009, the jury in this case returned a verdict finding that three of the four patents were invalid and that Agere products infringed the one patent found to be valid and awarding GE $7.6 million for infringement of that patent. The jury also found Agere’s infringement was willful, which means that the judge could increase the amount of damages up to three times its original amount. The court has not scheduled hearings on Agere’s post-trial motions related to its defenses. One of these motions seeks to have a mis-trial declared based on Agere’s belief that GE withheld evidence in discovery, which affected Agere’s ability to present evidence at trial. The court has appointed a special master to investigate this matter. If the jury’s verdict is entered by the court, Agere would also expect to be required to pay interest from the date of infringing sales. If the verdict is entered, LSI intends to appeal the matter. On February 17, 2010, the court issued an order granting GE’s summary judgment motions seeking to bar Agere’s defenses of laches, exhaustion, and license and denying Agere’s summary judgment motions concerning the same defenses. On July 30, 2010, the court held that one of the patents found invalid by the jury was valid. The court also held that the February 17, 2010 order was not inconsistent with its previous ruling that Agere would be permitted to renew its laches, licensing, and exhaustion defenses, and that Agere has not been precluded from asserting them post-trial.
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
     Our revenues depend on market demand for these types of products and our ability to compete in highly competitive markets. We face competition not only from makers of products similar to ours, but also from competing technologies. For example, we see the development of solid state drives based on flash memory rather than the spinning platters used in hard disk drives as a long-term potential competitor to certain types of hard disk drives and have begun focusing development efforts in that area.
     The U.S. and global economies have experienced a significant downturn driven by a financial and credit crisis that could continue to challenge those economies for some period of time. In 2009, we took a number of actions to reduce our expenses, including a corporate-level restructuring designed to increase synergies across our Semiconductor segment, reductions in our global workforce, temporary and permanent reductions in employee compensation-related expenses and reductions in discretionary spending. While we have reduced a number of expenses in response to the economic downturn, we have also tried to limit the impact of the reductions on our research and development efforts in order to attempt to maintain a continuing flow of new products. During the first half of 2010, we began restoring the employee compensation-related expenses that we reduced on a temporary basis in 2009 while continuing to reduce headcount in certain non-strategic areas.
     Our revenues for the three months ended July 4, 2010 were $639.4 million, an increase of $118.7 million, or 22.8%, as compared to $520.7 million for the three months ended July 5, 2009. Our revenues for the six months ended July 4, 2010 were $1,276.6 million, an increase of $273.7 million, or 27.3%, as compared to $1,002.9 million for the six months ended July 5, 2009. The increase was primarily attributable to an increase in demand for semiconductors used in storage and networking product applications and an increase in demand for storage systems and server RAID adapters reflecting a recovery from the market weakness we experienced during the six months ended July 5, 2009.
     We reported net income of $7.4 million, or $0.01 per diluted share, for the three months ended July 4, 2010, as compared to a net loss of $61.5 million, or $0.09 per diluted share, for the three months ended July 5, 2009. We reported net income of $30.0 million, or $0.05 per diluted share, for the six months ended July 4, 2010, as compared to a net loss of $165.0 million, or $0.25 per diluted share, for the six months ended July 5, 2009. During the three and six months ended July 4, 2010, we recorded restructuring of operations and other items, net of $5.1 million and $6.7 million, respectively, as compared to $6.0 million and $31.2 million, respectively, for the three and six months ended July 5, 2009. For the three and six months ended July 4, 2010, we recorded an income tax provision of $9.1 million and a benefit of $9.7 million, respectively, as compared to income tax provisions of $5.2 million and $13.2 million, respectively, for the three and six months ended July 5, 2009. The $9.7 million benefit for income taxes during the six months ended July 4, 2010 was primarily the result of $27.9 million of reversals of liabilities due to the expiration of statutes of limitations in foreign jurisdictions in the first quarter of 2010.

     Cash, cash equivalents and short-term investments were $669.9 million as of July 4, 2010, as compared to $962.1 million as of December 31, 2009. For the three and six months ended July 4, 2010, we generated $67.6 million and $173.4 million, respectively, in cash from operating activities, as compared to $68.9 million and $59.1 million, respectively, for the three and six months ended July 5, 2009. During the three months ended July 4, 2010, we repaid all $350 million of our outstanding 4% Convertible Subordinated Notes upon their maturity on May 15, 2010. During the six months ended July 4, 2010, we repurchased 14.1 million shares of our common stock for $80.7 million in cash.
RESULTS OF OPERATIONS
Revenues
     The following table summarizes our revenues by segment:

	Three Months Ended		Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
	(In millions)
Semiconductor segment	$416.7	$343.8	$833.2	$668.8
Storage Systems segment	222.7	176.9	443.4	334.1

Consolidated	$639.4	$520.7	$1,276.6	$1,002.9

     Three months ended July 4, 2010 compared to the three months ended July 5, 2009:
     Total consolidated revenues for the three months ended July 4, 2010 increased by $118.7 million, or 22.8%, as compared to the three months ended July 5, 2009.
     Semiconductor Segment:
     Revenues for the Semiconductor segment increased by $72.9 million, or 21.2%, for the three months ended July 4, 2010 as compared to the three months ended July 5, 2009. The increase was primarily attributable to an increase in demand for semiconductors used in storage and networking product applications, reflecting a recovery from the market weakness we experienced during the three months ended July 5, 2009 and, to a lesser extent, increased revenues from the licensing of our intellectual property.
     Storage Systems Segment:
     Revenues for the Storage Systems segment increased by $45.8 million, or 25.9%, for the three months ended July 4, 2010 as compared to the three months ended July 5, 2009. The increase was attributable to increases in demand for our entry-level and mid-range storage systems, related premium software features, and our server RAID adapters and software, reflecting a recovery from the market weakness we experienced during the three months ended July 5, 2009.
     Six months ended July 4, 2010 compared to the six months ended July 5, 2009:
     Total consolidated revenues for the six months ended July 4, 2010 increased by $273.7 million, or 27.3%, as compared to the six months ended July 5, 2009.
     Semiconductor Segment:
     Revenues for the Semiconductor segment increased by $164.4 million, or 24.6%, for the six months ended July 4, 2010 as compared to the six months ended July 5, 2009. The increase was primarily attributable to increased demand for semiconductors used in storage and networking product applications, reflecting a recovery from the market weakness we experienced during the six months ended July 5, 2009.

     Storage Systems Segment:
     Revenues for the Storage Systems segment increased by $109.3 million, or 32.7%, for the six months ended July 4, 2010 as compared to the six months ended July 5, 2009. The increase was attributable to increased demand for our entry-level and mid-range storage systems, related premium software features, and our server RAID adapters and software, reflecting a recovery from the market weakness we experienced during the six months ended July 5, 2009 and additional revenues in 2010 from the acquisition of the 3ware RAID storage adapter business in April 2009.
     Significant Customers:
     The following table provides information about our significant customers, each of whom accounted for 10% or more of consolidated revenues or 10% or more of either segment’s revenues:

	Three Months Ended		Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Semiconductor segment:
Number of significant customers	1	1	1	1
Percentage of Semiconductor segment revenues	21%	24%	22%	24%
Storage Systems segment:
Number of significant customers	2	2	2	3
Percentage of Storage Systems segment revenues	47%, 13%	48%, 11%	47%, 14%	46%, 12%, 11%
Consolidated:
Number of significant customers	2	2	2	2
Percentage of consolidated revenues	19%, 14%	18%, 16%	19%, 15%	17%, 16%
Revenues by Geography
     The following table summarizes our revenues by geography:

	Three Months Ended		Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
	(In millions)
North America *	$173.6	$112.1	$329.2	$219.7
Asia **	307.7	280.4	640.4	525.3
Europe and the Middle East	158.1	128.2	307.0	257.9

Total	$639.4	$520.7	$1,276.6	$1,002.9

*	Primarily the United States.

**	Including Japan.
     Three months ended July 4, 2010 compared to the three months ended July 5, 2009:
     Revenues in North America, Asia and Europe and the Middle East increased 54.9%, 9.7% and 23.3%, respectively, for the three months ended July 4, 2010 as compared to the three months ended July 5, 2009. These increases reflect what we believe to be a recovery across all our geographic areas from the market weakness we experienced during the three months ended July 5, 2009. The increases in North America and Europe and the Middle East were primarily attributable to increased demand for storage systems, server RAID adapters and software, and semiconductors used in storage and networking product applications. The increase in Asia was primarily attributable to increased demand for semiconductors used in storage product applications and increased demand for server RAID adapters and software.
     Six months ended July 4, 2010 compared to the six months ended July 5, 2009:
     Revenues in North America, Asia and Europe and the Middle East increased 49.8%, 21.9% and 19.0%, respectively, for the six months ended July 4, 2010 as compared to the six months ended July 5, 2009. These increases reflect what we believe to be a recovery across all our geographic areas from the market weakness we experienced during the six months ended July 5, 2009. The increase in North America and the increase in Europe and the Middle East were primarily attributable to increased demand for storage systems, server RAID adapters and software, and semiconductors used in storage product applications. The increase in Asia was primarily attributable to increased demand for semiconductors used in storage and networking product applications and increased demand for server RAID adapters and software.

Gross Profit Margin
     The following table summarizes our gross profit margins by segment:

	Three Months Ended		Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
		(Dollars in millions)
Semiconductor segment	$195.0	$122.1	$381.6	$246.7
Percentage of Semiconductor segment revenues	46.8%	35.5%	45.8%	36.9%
Storage Systems segment	$80.6	$58.8	$165.3	$104.3
Percentage of Storage Systems segment revenues	36.2%	33.2%	37.3%	31.2%

Consolidated	$275.6	$180.9	$546.9	$351.0

Percentage of consolidated revenues	43.1%	34.7%	42.8%	35.0%
     Three months ended July 4, 2010 compared to the three months ended July 5, 2009:
     Consolidated gross profit as a percentage of total revenues, or gross margin, increased to 43.1% for the three months ended July 4, 2010 from 34.7% for the three months ended July 5, 2009.
     Semiconductor Segment:
     Gross margins for the Semiconductor segment increased to 46.8% for the three months ended July 4, 2010 from 35.5% for the three months ended July 5, 2009. The increase was primarily attributable to higher overall absorption of fixed costs as a result of the 21.2% increase in segment revenues, a favorable shift in product mix and, to a lesser extent, a decrease in amortization of identified intangible assets.
     Storage Systems Segment:
     Gross margins for the Storage Systems segment increased to 36.2% for the three months ended July 4, 2010 from 33.2% for the three months ended July 5, 2009. The increase was primarily attributable to a favorable shift in product mix resulting from higher demand for our mid-range storage systems, related premium software and server RAID adapters, which all have higher margins. The increase was also attributable to higher overall absorption of fixed costs as a result of the 25.9% increase in segment revenues.
     Six months ended July 4, 2010 compared to the six months ended July 5, 2009:
     Consolidated gross margins increased to 42.8% for the six months ended July 4, 2010 from 35.0% for the six months ended July 5, 2009.
     Semiconductor Segment:
     Gross margins for the Semiconductor segment increased to 45.8% for the six months ended July 4, 2010 from 36.9% for the six months ended July 5, 2009. The increase was primarily attributable to higher overall absorption of fixed costs as a result of the 24.6% increase in segment revenues, a favorable shift in product mix and, to a lesser extent, a decrease in amortization of identified intangible assets.
     Storage Systems Segment:
     Gross margins for the Storage Systems segment increased to 37.3% for the six months ended July 4, 2010 from 31.2% for the six months ended July 5, 2009. The increase was primarily attributable to a favorable shift in product mix resulting from higher demand for our mid-range storage systems, related premium software and server RAID adapters, which all have higher margins. The increase was also attributable to higher overall absorption of fixed costs as a result of the 32.7% increase in segment revenues.

Research and Development
     The following table summarizes our research and development, or R&D, expenses by segment:

	Three Months Ended		Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
		(Dollars in millions)
Semiconductor segment	$134.7	$116.2	$264.6	$239.2
Percentage of Semiconductor segment revenues	32.3%	33.8%	31.8%	35.8%
Storage Systems segment	$36.5	$32.7	$73.4	$65.0
Percentage of Storage Systems segment revenues	16.4%	18.5%	16.6%	19.5%

Consolidated	$171.2	$148.9	$338.0	$304.2

Percentage of consolidated revenues	26.8%	28.6%	26.5%	30.3%
     Three months ended July 4, 2010 compared to the three months ended July 5, 2009:
     Consolidated R&D expenses increased by $22.3 million, or 15.0%, for the three months ended July 4, 2010 as compared to the three months ended July 5, 2009.
     Semiconductor Segment:
     R&D expenses for the Semiconductor segment increased by $18.5 million, or 15.9%, for the three months ended July 4, 2010 as compared to the three months ended July 5, 2009. The increase was primarily attributable to the restoration of certain employee compensation-related expenses that we reduced in 2009, increased compensation-related expenses as the result of headcount additions during the quarter ended July 4, 2010 and increases in spending associated with R&D projects. R&D expenses as a percentage of segment revenues for the Semiconductor segment decreased from 33.8% for the three months ended July 5, 2009 to 32.3% for the three months ended July 4, 2010, primarily as a result of the increase in revenues.
     Storage Systems Segment:
     R&D expenses for the Storage Systems segment increased by $3.8 million, or 11.6%, for the three months ended July 4, 2010 as compared to the three months ended July 5, 2009. The increase was primarily attributable to the restoration of certain employee compensation-related expenses that we reduced in 2009 and higher compensation-related expenditures associated with higher headcount from the acquisition of ONStor in July 2009. R&D expenses as a percentage of segment revenues for the Storage Systems segment decreased from 18.5% for the three months ended July 5, 2009 to 16.4% for the three months ended July 4, 2010, primarily as a result of the increase in revenues.
     Six months ended July 4, 2010 compared to the six months ended July 5, 2009:
     Consolidated R&D expenses increased by $33.8 million, or 11.1%, for the six months ended July 4, 2010 as compared to the six months ended July 5, 2009.
     Semiconductor Segment:
     R&D expenses for the Semiconductor segment increased by $25.4 million, or 10.6%, for the six months ended July 4, 2010 as compared to the six months ended July 5, 2009. The increase was primarily attributable to the restoration of certain employee compensation-related expenses that we reduced in 2009, increased compensation-related expenses as the result of headcount additions during the quarter ended July 4, 2010 and increases in spending associated with R&D projects. R&D expenses as a percentage of segment revenues for the Semiconductor segment decreased from 35.8% for the six months ended July 5, 2009 to 31.8% for the six months ended July 4, 2010, primarily as a result of the increase in revenues.
     Storage Systems Segment:
     R&D expenses for the Storage Systems segment increased by $8.4 million, or 12.9%, for the six months ended July 4, 2010 as compared to the six months ended July 5, 2009. The increase was primarily attributable to higher compensation-related expenditures associated with higher headcount from the acquisitions of the 3ware RAID storage adapter business in April 2009 and ONStor in July 2009, and the restoration of certain employee compensation-related expenses that we reduced in 2009. R&D expenses as a percentage of segment revenues for the Storage Systems segment decreased from 19.5% for the six months ended July 5, 2009 to 16.6% for the six months ended July 4, 2010, primarily as a result of the increase in revenues.

Selling, General and Administrative
     The following table summarizes our selling, general and administrative, or SG&A, expenses by segment:

	Three Months Ended		Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
		(Dollars in millions)
Semiconductor segment	$58.1	$53.6	$116.3	$110.1
Percentage of Semiconductor segment revenues	13.9%	15.6%	14.0%	16.5%
Storage Systems segment	$27.7	$28.1	$55.8	$55.4
Percentage of Storage Systems segment revenues	12.4%	15.9%	12.6%	16.6%

Consolidated	$85.8	$81.7	$172.1	$165.5

Percentage of consolidated revenues	13.4%	15.7%	13.5%	16.5%
     Three months ended July 4, 2010 compared to the three months ended July 5, 2009:
     Consolidated SG&A expenses increased by $4.1 million, or 5.0%, for the three months ended July 4, 2010 as compared to the three months ended July 5, 2009.
     Semiconductor Segment:
     SG&A expenses for the Semiconductor segment increased by $4.5 million, or 8.4%, for the three months ended July 4, 2010 as compared to the three months ended July 5, 2009. The increase was primarily attributable to the restoration of certain employee compensation-related expenses that we reduced in 2009, external legal expenditures for ongoing litigation matters and higher sales commissions as a result of the increase in revenues. SG&A expenses as a percentage of segment revenues for the Semiconductor segment decreased from 15.6% for the three months ended July 5, 2009 to 13.9% for the three months ended July 4, 2010, primarily as a result of the increase in revenues.
     Storage Systems Segment:
     SG&A expenses for the Storage Systems segment decreased by $0.4 million, or 1.4%, for the three months ended July 4, 2010 as compared to the three months ended July 5, 2009. The decrease was primarily attributable to reductions in spending from maintaining tighter expense controls, offset in part by higher compensation-related expenditures associated with the ONStor business acquisition in July 2009 and the restoration of certain employee compensation-related expenses that we reduced in 2009. SG&A expenses as a percentage of segment revenues for the Storage Systems segment decreased from 15.9% for the three months ended July 5, 2009 to 12.4% for the three months ended July 4, 2010, primarily as a result of the increase in revenues.
     Six months ended July 4, 2010 compared to the six months ended July 5, 2009:
     Consolidated SG&A expenses increased by $6.6 million, or 4.0%, for the six months ended July 4, 2010 as compared to the six months ended July 5, 2009.
     Semiconductor Segment:
     SG&A expenses for the Semiconductor segment increased by $6.2 million, or 5.6%, for the six months ended July 4, 2010 as compared to the six months ended July 5, 2009. The increase was primarily attributable to the restoration of certain employee compensation-related expenses that we reduced in 2009 and higher sales commissions as a result of the increase in segment revenues. SG&A expenses as a percentage of segment revenues for the Semiconductor segment decreased from 16.5% for the six months ended July 5, 2009 to 14.0% for the six months ended July 4, 2010, primarily as a result of the increase in revenues.
     Storage Systems Segment:
     SG&A expenses for the Storage Systems segment increased by $0.4 million, or 0.7%, for the six months ended July 4, 2010 as compared to the six months ended July 5, 2009. The increase was primarily attributable to the restoration of certain employee compensation-related expenses that we reduced in 2009, higher compensation-related expenditures associated with the acquisitions of the 3ware RAID storage adapter business in April 2009 and the ONStor business in July 2009, offset in part by reductions in spending from tighter expense controls. SG&A expenses as a percentage of segment revenues for the Storage Systems segment decreased from 16.6% for the six months ended July 5, 2009 to 12.6% for the six months ended July 4, 2010, primarily as a result of the increase in revenues.

Restructuring of Operations and Other Items, net
     For the three months ended July 4, 2010, we recorded charges of $5.1 million in restructuring of operations and other items, net, consisting of $4.9 million in charges for restructuring of operations and $0.2 million in charges for other items. Of these charges, $4.8 million and $0.3 million were recorded in the Semiconductor segment and the Storage Systems segment, respectively. For the six months ended July 4, 2010, we recorded charges of $6.7 million in restructuring of operations and other items, net, consisting of $6.3 million in charges for restructuring of operations and $0.4 million in charges for other items. Of these charges, $6.1 million and $0.6 million were recorded in the Semiconductor segment and the Storage Systems segment, respectively.
     For the three months ended July 5, 2009, we recorded charges of $6.0 million in restructuring of operations and other items, net. Of these charges, $4.5 million and $1.5 million were recorded in the Semiconductor segment and the Storage Systems segment, respectively. For the six months ended July 5, 2009, we recorded charges of $31.2 million in restructuring of operations and other items, net, consisting of $25.0 million in charges for restructuring of operations and $6.2 million in charges for other items. Of these charges, $29.7 million and $1.5 million were recorded in the Semiconductor segment and the Storage Systems segment, respectively.
     See Note 3 to our financial statements in Item 1 for more information about the restructuring charges recorded during the second quarter of 2010.
Interest (Expense) or Income and Other, net
     The following table summarizes our interest expense and components of interest income and other, net:

	Three Months Ended		Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
		(In millions)
Interest expense	$(1.7)	$(6.9)	$(5.6)	$(14.1)
Interest income	3.6	5.8	7.2	12.2
Other income/(expense), net	1.0	0.5	(11.4)	—

Total	$2.9	$(0.6)	$(9.8)	$(1.9)

     Interest Expense:
     Interest expense decreased by $5.2 million and $8.5 million for the three and six months ended July 4, 2010, respectively, as compared to the three and six months ended July 5, 2009 as a result of the redemption of our 6.5% Convertible Subordinated Notes in June 2009 and the repayment of our 4% Convertible Subordinated Notes in May 2010.
     Interest Income and Other, net:
     Interest income decreased by $2.2 million and $5.0 million for the three and six months ended July 4, 2010, respectively, as compared to the three and six months ended July 5, 2009 primarily as a result of lower interest rates and lower cash balances during 2010 compared to 2009.
     Other income, net, increased by $0.5 million for the three months ended July 4, 2010 as compared to the three months ended July 5, 2009, primarily as a result of the receipt of interest on a promissory note in connection with the sale of our Consumer Products Group in July 2007, offset in part by foreign exchange losses. Other expense, net, increased by $11.4 million for the six months ended July 4, 2010 as compared to six months ended July 5, 2009 primarily as a result of other than temporary impairment charges of $11.6 million for certain non-marketable equity securities in the first quarter of 2010, offset in part by other miscellaneous income.
Provision for Income Taxes
     We recorded an income tax provision of $9.1 million and an income tax benefit of $9.7 million for the three and six months ended July 4, 2010, respectively, and income tax provisions of $5.2 million and $13.2 million for the three and six months ended July 5, 2009, respectively. During the six months ended July 4, 2010, we recorded a reversal of $27.9 million in liabilities, which includes previously unrecognized tax benefits of $12.2 million and interest and penalties of $15.7 million, as a result of the expiration of statutes of limitations in multiple jurisdictions. During the six months ended July 5, 2009, we recorded a reversal of $29.8 million in liabilities, which includes previously unrecognized tax benefits of $15.7 million and interest and penalties of $14.1 million, as a result of the expiration of statutes of limitations. During the six months ended July 5, 2009, we also recorded an increase of $32.9 million in liabilities, which includes unrecognized tax benefits of $25.0 million and interest and penalties of $7.9 million, as a result of re-measurements of uncertain tax positions taken in prior periods based on new information.

     We compute our tax provision using an estimated annual tax rate. We have excluded the income or loss from certain jurisdictions when estimating the annual rate because of the anticipated annual pre-tax losses in those jurisdictions for which tax benefits are not realizable or cannot be recognized in the current year. Excluding certain foreign jurisdictions, management believes that it is more likely than not that the future benefit of deferred tax assets will not be realized.
FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
     Cash, cash equivalents and short-term investments decreased to $669.9 million as of July 4, 2010 from $962.1 million as of December 31, 2009. The decrease was mainly due to cash outflows for financing and investing activities, offset in part by cash inflows generated from operating activities as described below.
Working Capital
     Working capital increased by $58.3 million to $789.4 million as of July 4, 2010 from $731.1 million as of December 31, 2009. The increase was primarily attributable to the following:
•	Current portion of long-term debt decreased by $350.0 million as a result of the repayment of our 4% Convertible Subordinated Notes upon their maturity in May 2010;

•	Inventories increased by $22.2 million primarily in the Semiconductor segment as a result of a slowdown in customer purchases in the last month of our second quarter;

•	Accounts payable decreased by $18.9 million as a result of the timing of invoice receipts and payments; and

•	Other accrued liabilities decreased by $17.9 million primarily attributable to the utilization of restructuring reserves, payments of taxes and decreases in other accruals related to our operations.
     These increases in working capital were offset in part by the following:
•	Cash, cash equivalents and short-term investments decreased by $292.2 million;

•	Accounts receivable decreased by $31.9 million primarily as a result of an improvement in collections; and

•	Accrued salaries, wages and benefits increased by $22.0 million primarily as a result of timing differences in payment of salaries and benefits and the increase in performance-based compensation accruals, which we reduced in 2009.
     Working capital decreased by $375.4 million to $626.5 million as of July 5, 2009 from $1,001.9 million as of December 31, 2008. The decrease was primarily attributable to:
•	Cash, cash equivalents and short-term investments decreased by $245.5 million;

•	Current portion of long-term debt increased by $104.9 million as a result of a reclassification of $350.0 million of 4% Convertible Subordinated Notes due in May 2010 from long-term debt to current portion of long-term debt, offset in part by the redemption of $243.0 million principal amount of 6.5% Convertible Subordinated Notes during the second quarter of 2009;

•	Inventories decreased by $61.9 million primarily as a result of lowering inventory purchases, reflecting our continued focus on supply chain management;

•	Accounts receivable decreased by $36.1 million primarily as a result of lower revenues in the second quarter of 2009 as compared to the fourth quarter of 2008; and

•	Prepaid expenses and other current assets decreased by $15.3 million primarily as a result of declines in tax-related receivables, other receivables and prepaid software, offset in part by an increase in prepaid taxes.
     These decreases in working capital were offset in part by:
•	Accounts payable decreased by $55.3 million primarily as a result of lower purchases following the global economic downturn and the timing of invoice receipts and payments; and

•	Accrued salaries, wages and benefits decreased by $32.7 million primarily as a result of the absence of performance-based compensation accruals.
Cash Provided by Operating Activities
     During the six months ended July 4, 2010, we generated $173.4 million of cash from operating activities as the result of the following:
•	Net income adjusted for non-cash items, including depreciation, amortization and stock-based compensation expense. The non-cash items and other non-operating adjustments are quantified in the statements of cash flows included in Item 1;

•	Offset in part by, a net decrease of $37.8 million in assets and liabilities, including changes in working capital components, from December 31, 2009 to July 4, 2010, as discussed above.
     During the six months ended July 5, 2009, we generated $59.1 million of cash from operating activities as the result of the following:
•	A net loss adjusted for non-cash items, primarily depreciation and amortization and stock-based compensation expense. The non-cash items and other non-operating adjustments are quantified in the statements of cash flows included in Item 1;

•	Offset in part by, a net increase of $65.9 million in assets and liabilities, including changes in working capital components, from December 31, 2008 to July 5, 2009, as discussed above.
Cash Used in/Provided by Investing Activities
     Cash used in investing activities for the six months ended July 4, 2010 was $28.2 million. The primary investing activities for the six months ended July 4, 2010 were:
•	Purchases of property, equipment and software, net of proceeds from sales; and

•	Proceeds from maturities and sales of available-for-sale debt and equity securities, net of purchases.
     Cash provided by investing activities for the six months ended July 5, 2009 was $3.1 million. The primary investing activities for the six months ended July 5, 2009 were:
•	Proceeds from maturities and sales of available-for-sale debt and equity securities, net of purchases;

•	Purchases of property, equipment and software, net of proceeds from sales;

•	Acquisition of business, net of cash acquired; and

•	A decrease in non-current assets and deposits.
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

Cash Used in Financing Activities
     Cash used in financing activities for the six months ended July 4, 2010 was $409.1 million, as compared to $237.4 million for the six months ended July 5, 2009. The primary financing activities during the six months ended July 4, 2010 were the use of $350 million to repay all of our outstanding 4% Convertible Subordinated Notes upon their maturity on May 15, 2010 and the use of $80.7 million to purchase our common stock, offset in part by the proceeds from issuances of common stock under our employee stock plans. On March 17, 2010, we announced that our Board of Directors had authorized a stock repurchase program of up to $250.0 million of our common stock.
     The primary financing activities during the six months ended July 5, 2009 were the use of $244.0 million to redeem our 6.5% Convertible Subordinated Notes, offset in part by the proceeds from the issuances of common stock under our employee stock purchase plan.
     It is our policy to reinvest our earnings, and we do not anticipate paying any cash dividends to stockholders in the foreseeable future.
     Cash, cash equivalents and short-term investments are our primary source of liquidity. We believe that our existing liquid resources and cash generated from operations will be adequate to meet our operating and capital requirements and other obligations for more than the next 12 months. We may find it desirable to obtain additional debt or equity financing. Such financing may not be available to us at all or on acceptable terms if we determine that it would be desirable to obtain additional financing.
CONTRACTUAL OBLIGATIONS
     The following table summarizes our contractual obligations as of July 4, 2010:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Other		Total
			(In millions)
Operating lease obligations	$63.9	$60.8	$19.2	$4.8	$—		$148.7
Purchase commitments	412.7	67.4	0.4	—	—		480.5
Unrecognized tax positions plus interest and penalties	2.0	—	—	—	82.1	**	84.1
Pension contributions	22.5	*	*	*	*		22.5

Total	$501.1	$128.2	$19.6	$4.8	$82.1		$735.8

*	We have pension plans covering substantially all former Agere U.S. employees, excluding management employees hired after June 30, 2003. We also have pension plans covering certain international employees. Although additional future contributions will be required, the amount and timing of these contributions will be affected by actuarial assumptions, the actual rate of return on plan assets, the level of market interest rates, and the amount of voluntary contributions to the plans. The amount shown in the table represents our planned contributions to our pension plans for the remainder of 2010. Because any contributions for 2011 and later will depend on the value of the plan assets in the future and thus are uncertain, we have not included any amounts for 2011 and beyond in the above table.

**	Represents the non-current tax payable obligation. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.
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

Uncertain Tax Positions
     As of July 4, 2010, we had $150.2 million of unrecognized tax benefits, of which we expect to pay $2.0 million within one year. Accordingly, this amount has been recorded in other current liabilities. For the remaining balance, we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, we estimate that, in addition to the $2.0 million discussed above, unrecognized tax benefits, plus accrued interest and penalties, could decrease by an amount of up to $12.0 million.
Standby Letters of Credit
     As of July 4, 2010 and December 31, 2009, we had outstanding obligations relating to standby letters of credit of $4.2 million and $4.3 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, customs and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amount, and they generally have one-year terms.
CRITICAL ACCOUNTING POLICIES
     There have been no significant changes in our critical accounting estimates or significant accounting policies during the six months ended July 4, 2010 as compared to the discussion in Part II, Item 7 and in Note 1 to our financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009.
RECENT ACCOUNTING PRONOUNCEMENTS
     The information contained in Note 1 to our financial statements in Item 1 under the heading “Recent Accounting Pronouncements” is incorporated by reference into this Item 2.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There have been no significant changes in the market risk disclosures during the six months ended July 4, 2010 as compared to the discussion in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.
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
     Changes in Internal Control: During the second quarter of 2010, we did not make any change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
     We have defined benefit pension plans under which we are obligated to make future payments to participants. We have set aside funds to meet our anticipated obligations under these plans and have invested them principally in equity and fixed income securities. The value of these securities declined significantly in late 2008 and early 2009 and has not fully recovered. At December 31, 2009, our projected benefit obligations under our pension plans exceeded the value of the assets of those plans by approximately $455 million. U.S. law provides that we must make contributions to the pension plans during the remainder of 2010. We estimate the amount of these required contributions to be at least $22.5 million as of July 4, 2010. We may be required to make additional contributions to the plans in later years if the value of the plan assets does not increase, and these amounts could be significantly larger than the required contributions in 2010. We may also choose to make additional, voluntary contributions to the plans.
     At July 4, 2010 we had contractual purchase commitments with suppliers, primarily for raw materials and manufacturing services and for some non-production items, of approximately $480.5 million. If our actual revenues in the future are lower than our current expectations, we may not meet all of our buying commitments. As a result, it is possible that we will have to make penalty-type payments under these contracts, even though we are not obtaining any products that we can sell.
     While we believe we currently have sufficient cash and short term investments to fund our operations for the near term, we may find it desirable to obtain additional debt or equity financing in the event of a prolonged or worsening downturn. Financing may not be available to us at all or on acceptable terms if we determine that it would be desirable to obtain additional financing. Moreover, any future equity or convertible debt financing may decrease the percentage of equity ownership of existing stockholders and may result in dilution, depending on the price at which the equity is sold or the debt is converted.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table contains information about our purchases of our common stock during the quarter ended July 4, 2010.

Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased	Dollar Value of Shares
			as Part of	that May Yet Be
	Total Number of Shares	Average Price	Publicly Announced	Purchased Under
Period	Purchased	Paid per Share	Plans or Programs	the Programs
April 5 — May 4, 2010	662,920	$6.03	662,920	$219,792,064
May 5 — June 4, 2010	6,994,637	5.51	6,994,637	181,268,060
June 5 — July 4, 2010	2,405,757	4.99	2,405,757	169,268,040

Total	10,063,314	$5.42	10,063,314	$169,268,040

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

LSI CORPORATION (Registrant)
Date: August 12, 2010	By	/s/ Bryon Look
Bryon Look
Executive Vice President, Chief Financial Officer and Chief Administrative Officer

EXHIBIT INDEX
10.1	LSI Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed May 13, 2010).

10.2	Separation Agreement with Andrew Micallef.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema document

101.CAL	XBRL taxonomy extension calculation linkbase document

101.LAB	XBRL taxonomy extension label linkbase document

101.PRE	XBRL taxonomy extension presentation linkbase document