Form 10-Q
period 2010-10-03
LSI CORP
filed 2010-11-09
CIK 703360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 3, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 4, 2010, there were 616,543,521 shares of the registrant’s Common Stock, $.01 par value, outstanding.

LSI CORPORATION
FORM 10-Q
For the Quarter Ended October 3, 2010
INDEX

Page
No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of October 3, 2010 and December 31, 2009 (unaudited)	3
Condensed Consolidated Statements of Operations for the three and nine months ended October 3, 2010 and October 4, 2009 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the nine months ended October 3, 2010 and October 4, 2009 (unaudited)	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures about Market Risk	30
Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 6. Exhibits	33
Signatures	34
Exhibit Index	35
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
LSI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	October 3,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$438,981	$778,291
Short-term investments	161,871	183,781
Accounts receivable, less allowances of $8,332 and $9,902, respectively	313,867	338,961
Inventories	220,120	169,335
Prepaid expenses and other current assets	103,400	115,084

Total current assets	1,238,239	1,585,452
Property and equipment, net	208,831	218,972
Identified intangible assets, net	618,536	739,244
Goodwill	188,698	188,698
Other assets	221,338	235,564

Total assets	$2,475,642	$2,967,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$184,544	$213,008
Accrued salaries, wages and benefits	127,090	77,281
Other accrued liabilities	187,693	214,096
Current portion of long-term debt	—	350,000

Total current liabilities	499,327	854,385
Pension and post-retirement benefit obligations	429,829	454,206
Income taxes payable — non-current	87,755	103,047
Other non-current liabilities	82,262	95,188

Total liabilities	1,099,173	1,506,826

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value: 1,300,000 shares authorized; 616,278 and 656,484 shares outstanding, respectively	6,163	6,565
Additional paid-in capital	5,997,804	6,142,674
Accumulated deficit	(4,355,121)	(4,408,494)
Accumulated other comprehensive loss	(272,377)	(279,641)

Total stockholders’ equity	1,376,469	1,461,104

Total liabilities and stockholders’ equity	$2,475,642	$2,967,930

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Revenues	$628,984	$578,419	$1,905,571	$1,581,363
Cost of revenues	352,458	352,833	1,082,169	1,004,812

Gross profit	276,526	225,586	823,402	576,551
Research and development	166,272	151,047	504,297	455,250
Selling, general and administrative	85,355	82,175	257,498	247,659
Restructuring of operations and other items, net	3,693	4,745	10,380	35,960

Income/(loss) from operations	21,206	(12,381)	51,227	(162,318)
Interest expense	—	(3,899)	(5,601)	(17,999)
Interest income and other, net	10,315	3,535	6,147	15,742

Income/(loss) before income taxes	31,521	(12,745)	51,773	(164,575)
Provision/(benefit) for income taxes	8,100	(65,230)	(1,600)	(52,030)

Net income/(loss)	$23,421	$52,485	$53,373	$(112,545)

Net income/(loss) per share:
Basic	$0.04	$0.08	$0.08	$(0.17)

Diluted	$0.04	$0.08	$0.08	$(0.17)

Shares used in computing per share amounts:
Basic	629,852	651,865	646,167	650,183

Diluted	633,731	658,963	653,685	650,183

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 3, 2010	October 4, 2009
Operating activities:
Net income/(loss)	$53,373	$(112,545)
Adjustments:
Depreciation and amortization	200,718	198,918
Stock-based compensation expense	51,884	49,804
Gain on redemption of convertible subordinated notes	—	(149)
Write-down of equity securities, net of gain on sale of securities	6,779	1,529
Loss/(gain) on sale of property and equipment	153	(220)
Unrealized foreign exchange loss	6,374	315
Deferred taxes	34	(253)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	25,094	(3,217)
Inventories	(50,785)	78,406
Prepaid expenses and other assets	13,898	48,272
Accounts payable	(23,541)	(6,581)
Accrued and other liabilities	(28,446)	(126,556)

Net cash provided by operating activities	255,535	127,723

Investing activities:
Purchases of debt securities available-for-sale	(24,218)	(10)
Proceeds from maturities and sales of debt securities available-for-sale	36,209	77,640
Purchases of equity securities	(316)	(9,534)
Proceeds from sale of securities	9,795	165
Purchases of property, equipment and software	(67,262)	(68,738)
Proceeds from sale of property and equipment	559	2,749
Acquisition of businesses and companies, net of cash acquired	—	(46,981)
Proceeds from maturity of notes receivable associated with sale of semiconductor operations in Thailand	—	10,000
Decrease in non-current assets and deposits	—	13,501

Net cash used in investing activities	(45,233)	(21,208)

Financing activities:
Redemption of convertible subordinated notes	—	(244,047)
Repayment of debt obligations	(349,999)	—
Issuances of common stock	22,057	10,040
Purchase of common stock under repurchase program	(217,743)	—

Net cash used in financing activities	(545,685)	(234,007)

Effect of exchange rate changes on cash and cash equivalents	(3,927)	3,576

Net change in cash and cash equivalents	(339,310)	(123,916)

Cash and cash equivalents at beginning of period	778,291	829,301

Cash and cash equivalents at end of period	$438,981	$705,385

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
     For financial reporting purposes, LSI Corporation (“LSI” or the “Company”) reports on a 13- or 14-week quarter with a year ending December 31. The third quarter of 2010 and 2009 consisted of 13 weeks each and ended on October 3, 2010 and on October 4, 2009, respectively. The first nine months of 2010 and 2009 consisted of approximately 39 weeks each. The results of operations for the quarter ended October 3, 2010 are not necessarily indicative of the results to be expected for the full year.
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
     In management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods presented. While the Company believes that the disclosures are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Recent Accounting Pronouncements
     Pronouncements not yet effective:
     In October 2009, the Financial Accounting Standards Board (“FASB”) amended revenue recognition guidance on multiple-deliverable arrangements to address how to separate deliverables and how to measure and allocate arrangement consideration. The new guidance requires the use of management’s best estimate of selling price for the deliverables in an arrangement when a vendor does not have specific objective evidence of selling price or third party evidence of selling price. In addition, excluding specific software revenue guidance, the residual method of allocating arrangement consideration is no longer permitted, and an entity is required to allocate arrangement consideration using the relative selling price method. This guidance also expands the disclosure requirements to include both quantitative and qualitative information. This guidance is effective for the Company beginning the first quarter of 2011 and is not expected to have any significant impact on the Company’s results of operation or financial position.
     In October 2009, the FASB issued guidance to clarify that tangible products containing software components and non-software components that function together to deliver a product’s essential functionality will be considered non-software deliverables and will be scoped out of the software revenue recognition guidance. This guidance is effective for the Company beginning in the first quarter of 2011 and is not expected to have any significant impact on the Company’s results of operation or financial position.
     Pronouncements adopted during the nine months ended October 3, 2010:
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
     In January 2010, the FASB issued revised guidance that expands the disclosure requirements for fair value measurements. New disclosure required under the revised guidance includes information about significant transfers in and out of Level 1 and Level 2 and the reason for such transfers, and inclusion of purchases, sales, issuances and settlements information for Level 3 measurements in the rollforward of activity on a gross basis. This guidance is effective for fiscal years beginning after December 15, 2009, except for the rollforward of activities on a gross basis for Level 3, which is effective for fiscal years beginning after December 15, 2010. The

Company adopted this guidance in the first quarter of 2010. The adoption did not impact the Company’s results of operations or financial position.
Note 2 — Stock-Based Compensation and Common Stock
Stock-Based Compensation Expense
     The following table summarizes stock-based compensation expense, net of estimated forfeitures, related to the Company’s stock options, Employee Stock Purchase Plan (“ESPP”) and restricted stock unit awards:

	Three Months Ended		Nine Months Ended
Stock-Based Compensation Expense Included In:	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(In thousands)
Cost of revenues	$2,109	$1,697	$6,113	$5,732
Research and development	7,714	6,386	24,256	21,443
Selling, general and administrative	7,135	6,729	21,515	22,629

Total stock-based compensation expense	$16,958	$14,812	$51,884	$49,804

     Stock Options:
     The fair value of each option grant is estimated as of the date of grant using a reduced-form calibrated binominal lattice model (the “lattice model”). The following table summarizes the weighted-average assumptions that the Company applied in the lattice model:

	Three Months Ended		Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Estimated grant date fair value per share	$1.60	$1.93	$1.95	$1.41
Expected life (years)	4.48	3.90	4.29	4.26
Risk-free interest rate	1%	2%	2%	2%
Volatility	49%	58%	51%	67%
     The following table summarizes changes in stock options outstanding during the nine month period ended October 3, 2010:

		Weighted-Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price Per Share	Contractual Term	Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at December 31, 2009	91,526	$9.83	—	—
Options granted	7,271	5.47	—	—
Options exercised	(1,619)	3.94	—	—
Options canceled	(5,056)	43.67	—	—

Options outstanding at October 3, 2010	92,122	$7.73	3.48	$28,956

Options exercisable at October 3, 2010	58,996	$9.39	2.57	$6,737

     Employee Stock Purchase Plan:
     Compensation expense for the Company’s ESPP is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Under the ESPP, rights to purchase shares are granted during the second and fourth quarters of each year. A total of 3.3 million shares and 2.5 million shares were issued under the ESPP during the three months ended July 4, 2010 and July 5, 2009, respectively. No shares related to the ESPP were issued during the three months ended October 3, 2010 and October 4, 2009. The following table summarizes the weighted-average assumptions that went into the calculation of the fair value for the May 2010 and May 2009 grants:

	Three Months Ended
	July 4, 2010	July 5, 2009
Estimated grant date fair value per share	$1.74	$1.39
Expected life (years)	0.8	0.5
Risk-free interest rate	0.3%	0.3%
Volatility	48%	78%

     Restricted Stock Awards:
     Service-based:
     The cost of service-based restricted stock unit awards is determined using the fair value of the Company’s common stock on the date of grant. The vesting requirements for these restricted stock units are determined at the time of grant and require that the employee remain employed by the Company for a specified period of time. As of October 3, 2010, the total unrecognized compensation expense related to these restricted stock units, net of estimated forfeitures, was $35.5 million and is expected to be recognized over the next 3 years on a weighted-average basis. The fair value of the shares that were issued upon the vesting of restricted stock units during the three and nine months ended October 3, 2010 was $1.4 million and $5.9 million, respectively.
     The following table summarizes changes in service-based restricted stock units outstanding during the nine months ended October 3, 2010:

Number of Units
(In thousands)
Unvested service-based restricted stock units at December 31, 2009	2,986
Granted	7,148
Vested	(1,136)
Forfeited	(396)

Unvested service-based restricted stock units at October 3, 2010	8,602

     Performance-based:
     During the nine months ended October 3, 2010, the Company granted performance-based restricted stock units. The vesting of these performance-based restricted stock units is contingent upon the Company meeting certain performance criteria and requires that the employee remain employed by the Company for a specified period of time. As of October 3, 2010, the total unrecognized compensation expense related to performance-based restricted stock units was $10.8 million and, if the contingencies are fully met, is expected to be recognized over the next 1 to 3 years.
     The following table summarizes changes in performance-based restricted stock units outstanding during the nine months ended October 3, 2010:

Number of Units
(In thousands)
Unvested performance-based restricted stock units at December 31, 2009	—
Granted	3,046
Vested	—
Forfeited	(114)

Unvested performance-based restricted stock units at October 3, 2010	2,932

Common Stock
     Stock Repurchase Program:
     On March 17, 2010, the Company announced that its Board of Directors had authorized a stock repurchase program of up to $250.0 million of the Company’s common stock in open market or privately negotiated transactions. The Company repurchased 31.8 million shares for $137.0 million in cash during the three months ended October 3, 2010 and 45.8 million shares for $217.7 million in cash during the nine months ended October 3, 2010. The repurchased shares were retired immediately after the repurchases were completed. Retirement of the repurchased shares is recorded as a reduction of common stock and additional paid-in capital. As of October 3, 2010, $32.3 million remained available under this stock repurchase program.

Note 3 — Restructuring of Operations and Other Items
     The following table summarizes the restructuring of operations and other items:

	Three Months Ended		Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(In thousands)
Lease and contract terminations	$1,962	$2,332	$2,914	$18,376	(a)
Employee severance and benefits (b)	2,131	132	7,435	9,196
Write-down of excess assets and other liabilities	—	699	—	608
Other items	(400)	1,582	31	7,780	(c)

Total restructuring expenses and other items	$3,693	$4,745	$10,380	$35,960

(a)	The amount included an accrual for remaining payments to be made under a licensing agreement for design tools that is no longer being used by the Company.

(b)	The amounts primarily related to restructuring actions taken as the Company continues to stream line its operations.

(c)	The amount primarily related to litigation costs.
     The following table summarizes the restructuring of operations and other items by segment:

	Three Months Ended		Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(In thousands)
Semiconductor	$2,834	$3,013	$8,940	$32,760
Storage Systems	859	1,732	1,440	3,200

Total restructuring expenses and other items	$3,693	$4,745	$10,380	$35,960

     The following table summarizes the activities affecting the restructuring reserves since December 31, 2009:

		Employee
	Lease and Contract	Severance
	Terminations	and Benefits	Total
	(In thousands)
Beginning balance at December 31, 2009	$40,397	$4,905	$45,302
Expense	2,914	7,435	10,349
Utilized (a)	(19,456)	(8,475)	(27,931)

Ending balance at October 3, 2010 (b)	$23,855	$3,865	$27,720

(a)	The amounts utilized represent cash payments.

(b)	The balance remaining for the lease and contract terminations is expected to be paid during the remaining terms of the leases, which extend through 2013. The majority of the balance remaining for severance is expected to be paid by the fourth quarter of 2010.
Note 4 — Benefit Obligations
     The Company has pension plans covering substantially all former Agere Systems Inc. (“Agere”) U.S. employees, excluding management employees hired after June 30, 2003. Retirement benefits are offered under defined benefit pension plans, which include a management plan and a represented plan, and the payments are based on an adjusted career-average-pay formula, a dollar-per-month formula, or a cash-balance program. The cash-balance program provides for annual company contributions based on a participant’s age, compensation and interest on existing balances. It covers employees of certain companies acquired by Agere since 1996 and management employees hired after January 1, 1999 and before July 1, 2003. The Company also has a non-qualified supplemental pension plan in the U.S. that principally provides benefits based on compensation in excess of amounts that can be considered under a tax qualified plan. The Company also provides post-retirement life insurance coverage under a group life insurance plan for former

Agere employees excluding participants in the cash-balance program and management employees hired after June 30, 2003. The Company also has pension plans covering certain international employees.
     Effective April 6, 2009, the Company froze the U.S. defined benefit pension plans. Participants in the adjusted career-average-pay program will not earn any future service accruals after that date. Participants in the cash-balance program will not earn any future service accruals, but will continue to earn 4% interest per year on their cash-balance accounts.
     The following tables summarize the components of the net periodic benefit cost/(credit):

	Three Months Ended
	October 3, 2010		October 4, 2009
	Pension	Post-retirement	Pension	Post-retirement
	Benefits	Benefits	Benefits	Benefits
	(In thousands)
Service cost	$112	$20	$416	$20
Interest cost	17,577	610	18,435	606
Expected return on plan assets	(17,864)	(1,149)	(19,198)	(1,219)
Amortization of prior-service cost	9	—	11	—
Amortization of net actuarial loss/(gain)	540	—	(21)	—

Total benefit cost/(credit)	$374	$(519)	$(357)	$(593)

	Nine Months Ended
	October 3, 2010		October 4, 2009
	Pension	Post-retirement	Pension	Post-retirement
	Benefits	Benefits	Benefits	Benefits
	(In thousands)
Service cost	$343	$61	$1,373	$60
Interest cost	52,747	1,830	55,311	1,818
Expected return on plan assets	(53,597)	(3,447)	(57,601)	(3,657)
Amortization of prior-service cost	29	—	34	—
Amortization of net actuarial loss/(gain)	1,614	—	(67)	—

Total benefit cost/(credit)	$1,136	$(1,556)	$(950)	$(1,779)

     During the nine months ended October 3, 2010, the Company contributed $23.2 million to its pension plans. The Company expects to contribute an additional $7.9 million to its pension plans for the remainder of 2010. The Company does not expect to contribute to its post-retirement benefit plan in 2010.
Note 5 — Balance Sheet Details
Inventories
     Inventories were comprised of the following:

	October 3,	December 31,
	2010	2009
	(In thousands)
Raw materials	$31,645	$24,038
Work-in-process	39,899	19,090
Finished goods	148,576	126,207

Total inventories	$220,120	$169,335

Debt
     The Company repaid all of the $350.0 million principal amount of its 4% Convertible Subordinated Notes plus accrued interest upon their maturity on May 15, 2010.

Note 6 — Cash Equivalents and Investments
     The following tables summarize the Company’s cash equivalents and investments measured at fair value:

	Fair Value Measurements as of October 3, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Cash equivalents:
Money-market funds*	$311,897	$—	$—	$311,897

Available-for-sale debt securities: **
Asset-backed and mortgage-backed securities	$—	$121,647	$—	$121,647
U.S. government and agency securities	—	35,238	—	35,238
Corporate debt securities	—	4,986	—	4,986

Total short-term investments	$—	$161,871	$—	$161,871

Long-term investments in equity securities:
Marketable available-for-sale equity securities***	$1,805	$—	$—	$1,805

	Fair Value Measurements as of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)
Cash equivalents:
Money-market funds*	$631,073	$—	$—	$631,073

Available-for-sale debt securities: **
Asset-backed and mortgage-backed securities	$—	$138,282	$—	$138,282
U.S. government and agency securities	—	40,644	—	40,644
Corporate debt securities	—	4,855	—	4,855

Total short-term investments	$—	$183,781	$—	$183,781

Long-term investments in equity securities:
Marketable available-for-sale equity securities***	$1,405	$—	$—	$1,405

*	The fair value of money-market funds is determined using unadjusted prices in active markets. These amounts are included within cash and cash equivalents in the balance sheets.

**	The fair value of short-term investments in debt securities is determined using the market approach and the income approach. These investments are traded less frequently than Level 1 securities and are valued using inputs that include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates, yield curves, prepayment speeds, collateral performance, broker/dealer quotes and indices that are observable at commonly quoted intervals.

***	The fair value of marketable equity securities is determined using quoted market prices in active markets. These amounts are included within other assets in the balance sheets.
Investments in Non-Marketable Securities
     The Company does not estimate the fair value of non-marketable securities unless there are identified events or changes in circumstances that may have a significant adverse effect on the investment. The valuation of non-marketable securities is based on recent financing activities of the investees, movements in equity value, venture capital markets, the investee’s capital structure, liquidation preferences of the investee’s capital and other economic variables. During the nine months ended October 3, 2010, the Company identified changes in circumstances which had an adverse effect on certain non-marketable equity securities and recorded other than temporary impairment charges of $11.6 million. During the three and nine months ended October 4, 2009, the Company recorded other than temporary impairment charges of $1.7 million associated with certain non-marketable equity securities. These charges were recognized as a component of interest income and other, net, in the statements of operations. As of October 3, 2010 and

December 31, 2009, the aggregate carrying value of the Company’s non-marketable securities was $39.9 million and $56.6 million, respectively.
     The following tables summarize certain non-marketable securities measured and recorded at fair value on a non-recurring basis:

	Carrying Value		Fair Value Measurements			Losses for	Losses for
	as of		During Nine Months Ended October 3, 2010			Three Months Ended	Nine Months Ended
	October 3, 2010		Level 1	Level 2	Level 3	October 3, 2010	October 3, 2010
(In thousands)
Non-marketable securities	$—	*	$—	$—	$1,900	$—	$11,600

	Carrying Value	Fair Value Measurements			Losses for	Losses for
	as of	During Nine Months Ended October 4, 2009			Three Months Ended	Nine Months Ended
	October 4, 2009	Level 1	Level 2	Level 3	October 4, 2009	October 4, 2009
(In thousands)
Non-marketable securities	$—	$—	$—	$—	$1,650	$1,650

*	The carrying value was zero as the related investment was sold during the quarter ended October 3, 2010.
     The Company realized a pre-tax gain of $4.8 million associated with the sale of certain non-marketable securities during the three and nine months ended October 3, 2010. There were no sales of non-marketable securities for the three and nine months ended October 4, 2009.
Investments in Available-for-Sale Securities
     The following tables summarize the Company’s available-for-sale securities:

	October 3, 2010
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gain	Loss*	Fair Value
	(In thousands)
Short-term debt securities:
Asset-backed and mortgage-backed securities	$112,966	$9,151	$(470)	$121,647
U.S. government and agency securities	34,144	1,095	(1)	35,238
Corporate debt securities	4,764	222	—	4,986

Total short-term debt securities	$151,874	$10,468	$(471)	$161,871

Long-term marketable equity securities	$852	$972	$(19)	$1,805

*	As of October 3, 2010, there were 31 investments in an unrealized loss position.

	December 31, 2009
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gain	Loss	Fair Value
	(In thousands)
Short-term debt securities:
Asset-backed and mortgage-backed securities	$132,210	$7,141	$(1,069)	$138,282
U.S. government and agency securities	39,033	1,611	—	40,644
Corporate debt securities	4,736	175	(56)	4,855

Total short-term debt securities	$175,979	$8,927	$(1,125)	$183,781

Long-term marketable equity securities	$111	$1,294	$—	$1,405

     The following tables summarize the gross unrealized losses and fair values of the Company’s short-term investments that have been in a continuous unrealized loss position for less than and greater than 12 months, aggregated by investment category:

	October 3, 2010
	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Asset-backed and mortgage-backed securities	$8,806	$(174)	$1,857	$(296)
U.S. government and agency securities	1,100	(1)	—	—

Total	$9,906	$(175)	$1,857	$(296)

	December 31, 2009
	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Asset-backed and mortgage-backed securities	$9,126	$(1,037)	$870	$(32)
Corporate debt securities	1,308	(56)	—	—

Total	$10,434	$(1,093)	$870	$(32)

     There were no impairment charges for available-for-sale debt or equity securities for the three or nine months ended October 3, 2010 and October 4, 2009. There were no other than temporary impairment losses recorded in other comprehensive income for the three or nine months ended October 3, 2010 and October 4, 2009. Net realized gain or loss on sales of available-for-sale debt and equity securities for the three and nine months ended October 3, 2010 and October 4, 2009 was not significant.
     Contractual maturities of available-for-sale debt securities as of October 3, 2010 were as follows:

Amount
(In thousands)
Due within one year	$24,005
Due in 1-5 years	22,283
Due in 5-10 years	10,558
Due after 10 years	105,025

Total	$161,871

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
Cash-Flow Hedges
     The Company enters into forward contracts that are designated as foreign-currency cash-flow hedges of selected forecasted payments denominated in currencies other than U.S. dollars. These forward contracts generally mature within 12 months. The Company evaluates and calculates the effectiveness of each hedge at least quarterly. Changes in fair value attributable to changes in time value are excluded from the assessment of effectiveness and are recognized in interest income and other, net. The effective portion of the forward contracts’ gain or loss is recorded in other comprehensive income and is subsequently reclassified into earnings when the hedged expense is recognized within the same line item in the statements of operations as the impact of the hedged transaction. The ineffective portion of the gain or loss is reported in earnings immediately. As of October 3, 2010, the total notional value of the Company’s outstanding forward contracts, designated as foreign-currency cash-flow hedges, was $30.4 million. For the three and nine months ended October 3, 2010 and October 4, 2009, the after-tax effect of foreign-exchange forward contract derivatives on other comprehensive income was not material.

Other Foreign-Currency Hedges
     The Company enters into foreign-exchange forward contracts that are used to hedge certain foreign-currency-denominated assets or liabilities that do not qualify for hedge accounting. These forward contracts generally mature within three months. Changes in the fair value of these hedges are recorded immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged. As of October 3, 2010, the total notional value of the Company’s outstanding forward contracts, not designated as hedges under hedge accounting, to buy Japanese Yen, Euro, Pound Sterling, Canadian Dollar, Korean Won and Indian Rupee was $138.8 million and to sell Singapore Dollar and Israeli Shekel was $22.9 million. For the three and nine months ended October 3, 2010, gains of $6.5 million and $2.9 million, respectively, related to other foreign-currency hedges were recognized in interest income and other, net. For the three and nine months ended October 4, 2009, gains of $10.8 million and $6.4 million, respectively, related to other foreign-currency hedges were recognized in interest income and other, net.
Fair Value of Derivative Instruments
     As of October 3, 2010 and December 31, 2009, the fair value of derivative instruments included in the balance sheets was not material.
Note 8 — Reconciliation of Basic and Diluted Income/(Loss) per Share
     The following tables provide a reconciliation of the numerators and denominators used in the computation of basic and diluted per share amounts:

	Three Months Ended
	October 3, 2010			October 4, 2009
			Per Share			Per Share
	Income*	Shares+	Amount	Income*	Shares+	Amount
	(In thousands except per share amounts)
Basic:
Net income available to common stockholders	$23,421	629,852	$0.04	$52,485	651,865	$0.08
Stock options, employee stock purchase rights and restricted stock unit awards	—	3,879	—	—	7,098	—
Diluted:
Net income available to common stockholders	$23,421	633,731	$0.04	$52,485	658,963	$0.08

	Nine Months Ended
	October 3, 2010			October 4, 2009
			Per Share			Per Share
	Income*	Shares+	Amount	(Loss)*	Shares+	Amount
	(In thousands except per share amounts)
Basic:
Net income/(loss) available to common stockholders	$53,373	646,167	$0.08	$(112,545)	650,183	$(0.17)
Stock options, employee stock purchase rights and restricted stock unit awards	—	7,518	—	—	—	—
Diluted:
Net income/(loss) available to common stockholders	$53,373	653,685	$0.08	$(112,545)	650,183	$(0.17)

*	Numerator

+	Denominator
     The following table provides information about the weighted-average common share equivalents that were excluded from the computation of diluted shares because their inclusion would have an antidilutive effect on net income/(loss) per share:

	Three Months Ended		Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(Shares in thousands)
Anti-dilutive securities:
Stock options	75,234	72,912	70,893	81,303
Restricted stock unit awards	7,404	1,348	422	2,200
Convertible notes	—	26,080	12,946	35,648

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
Summary of Operations by Segment
     The following is a summary of operations by segment:

	Three Months Ended		Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(In thousands)
Revenues:
Semiconductor	$390,043	$371,834	$1,223,230	$1,040,654
Storage Systems	238,941	206,585	682,341	540,709

Consolidated	$628,984	$578,419	$1,905,571	$1,581,363

Income/(loss) from operations:
Semiconductor	$(6,177)	$(20,084)	$(11,907)	$(152,411)
Storage Systems	27,383	7,703	63,134	(9,907)

Consolidated	$21,206	$(12,381)	$51,227	$(162,318)

Information about Geographic Areas
     Revenues from sales within the United States were $175.5 million, representing 27.9% of consolidated revenues, for the three months ended October 3, 2010, as compared to $150.1 million, representing 26.0% of consolidated revenues, for the three months ended October 4, 2009.
     Revenues from sales within the United States were $504.7 million, representing 26.5% of consolidated revenues, for the nine months ended October 3, 2010, as compared to $369.9 million, representing 23.4% of consolidated revenues, for the nine months ended October 4, 2009.
Note 10 — Comprehensive Income/(Loss)
     Comprehensive income or loss is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The following table summarizes the changes in the total comprehensive income or loss, net of taxes:

	Three Months Ended		Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(In thousands)
Net income/(loss)	$23,421	$52,485	$53,373	$(112,545)
Net unrealized gain on investments	738	1,482	2,046	2,697
Net unrealized gain/(loss) on derivatives	2,019	(118)	767	1,049
Foreign currency translation adjustments	4,928	11,042	2,808	3,720
Amortization of prior-service cost and net actuarial loss/(gain)	549	(122)	1,643	(145)

Total comprehensive income/(loss)	$31,655	$64,769	$60,637	$(105,224)

Note 11 — Income Taxes
     The Company recorded an income tax provision of $8.1 million and an income tax benefit of $1.6 million for the three and nine months ended October 3, 2010, respectively, and income tax benefits of $65.2 million and $52.0 million for the three and nine months ended October 4, 2009, respectively.

     During the nine months ended October 3, 2010, the Company recorded a reversal of $28.0 million in liabilities, which includes previously unrecognized tax benefits of $12.2 million and interest and penalties of $15.8 million, as a result of the expiration of statutes of limitations in multiple jurisdictions.
     During the three months ended October 4, 2009, the Company recorded a reversal of $75.0 million in liabilities, which includes previously unrecognized tax benefits of $71.3 million and interest and penalties of $3.7 million, as a result of a settlement of a multi-year audit in a foreign jurisdiction and the expiration of a statute of limitations. During the nine months ended October 4, 2009, the Company recorded a reversal of $104.9 million in liabilities, which includes previously unrecognized tax benefits of $87.1 million and interest and penalties of $17.8 million, as a result of a settlement of a multi-year audit in a foreign jurisdiction and the expiration of statutes of limitations. Also during the nine months ended October 4, 2009, the Company recorded an increase of $32.9 million in liabilities, which includes unrecognized tax benefits of $25.0 million and interest and penalties of $7.9 million, as a result of re-measurements of uncertain tax positions taken in prior periods based on new information.
     The Company computes the tax provision using an estimated annual tax rate. The Company has excluded the income or loss from certain jurisdictions when estimating the annual rate because of the anticipated annual pre-tax losses in those jurisdictions for which tax benefits are not realizable or cannot be recognized in the current year. Excluding certain foreign jurisdictions, the Company believes that it is more likely than not that the future benefit of deferred tax assets will not be realized.
Note 12 — Related Party Transactions
     A member of the Company’s board of directors is also a member of the board of directors of Seagate Technology. The Company sells semiconductors used in storage product applications to Seagate Technology for prices comparable to those charged to an unrelated third party. The Company also purchases drives used in its storage systems from Seagate Technology for prices comparable to those paid to other vendors for similar products. Revenues from sales to Seagate Technology were $78.6 million and $263.5 million for the three and nine months ended October 3, 2010, respectively. Revenues from sales to Seagate Technology were $90.5 million and $252.9 million for the three and nine months ended October 4, 2009, respectively. Purchases from Seagate Technology were $20.8 million and $49.7 million for the three and nine months ended October 3, 2010, respectively. Purchases from Seagate Technology were $14.4 million and $32.8 million for the three and nine months ended October 4, 2009, respectively. The Company had accounts receivable from Seagate Technology of $47.3 million and $53.6 million as of October 3, 2010 and December 31, 2009, respectively.
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
     The Company purchased $9.9 million and $33.9 million of inventory from SMP for the three and nine months ended October 3, 2010, respectively. The Company purchased $11.4 million and $33.4 million of inventory from SMP for the three and nine months ended October 4, 2009, respectively. As of October 3, 2010 and December 31, 2009, the amounts of inventory on hand that were purchased from SMP were $9.9 million and $4.1 million, respectively, and the amounts payable to SMP were $0.8 million and $3.8 million, respectively.
Note 13 — Commitments, Contingencies and Legal Matters
Purchase Commitments
     The Company maintains purchase commitments with certain suppliers, primarily for raw materials and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time horizon as mutually agreed upon between the parties. This forecasted time horizon can vary for different suppliers. As of October 3, 2010, the total purchase commitments were $375.1 million, which are due through 2014.
     The Company has a take-or-pay agreement with SMP under which it has agreed to purchase 51% of the managed wafer capacity from SMP’s integrated circuit manufacturing facility, and GLOBALFOUNDRIES has agreed to purchase the remaining 49% of the managed wafer capacity. SMP determines its managed wafer capacity each year based on forecasts provided by the Company and GLOBALFOUNDRIES. If the Company fails to purchase its required commitments, it will be required to pay SMP for the fixed costs associated with the unpurchased wafers. GLOBALFOUNDRIES is similarly obligated with respect to the wafers allotted to it. The agreement may be terminated by either party upon two years written notice. The agreement may also be terminated for material breach, bankruptcy or insolvency.
Guarantees
     Product Warranties:
     The Company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to five years. A liability for estimated future costs under product warranties is recorded when products are shipped.
     The following table sets forth a summary of changes in product warranties:

Nine Months Ended
October 3, 2010
(In thousands)
Balance as of December 31, 2009	$13,831
Accruals for warranties issued during the period	12,220
Accruals related to pre-existing warranties (including changes in estimates)	317
Settlements made during the period (in cash or in kind)	(11,607)

Balance as of October 3, 2010	$14,761

     Standby Letters of Credit:
     As of October 3, 2010 and December 31, 2009, the Company had outstanding obligations relating to standby letters of credit of $3.8 million and $4.3 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, customs and certain self-insured risks. If the guarantees are called, the Company must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amount, and they generally have one-year terms.
Uncertain Tax Positions
     As of October 3, 2010, the Company had $151.7 million of unrecognized tax benefits, for which the Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, the Company estimates that the unrecognized tax benefits, plus accrued interest and penalties, could decrease by an amount of up to $13.5 million.
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
Legal Matters
     On December 6, 2006, Sony Ericsson Mobile Communications USA Inc. (“Sony Ericsson”) filed a lawsuit against Agere in Wake County Superior Court in North Carolina, alleging unfair and deceptive trade practices, fraud and negligent misrepresentation in connection with Agere’s engagement with Sony Ericsson to develop a wireless data card for personal computers. The complaint claims an unspecified amount of damages and seeks compensatory damages, treble damages and attorneys’ fees. On February 13, 2007, Agere filed a motion to dismiss for improper venue. On August 27, 2007, the court granted Agere’s motion to dismiss for improper venue. Sony Ericsson appealed that ruling. On March 3, 2009, the North Carolina Court of Appeals affirmed the lower court’s ruling. On October 22, 2007, Sony Ericsson filed a lawsuit in the Supreme Court of the State of New York, New York County against LSI, raising substantially the same allegations and seeking substantially the same relief as the North Carolina proceeding. In January 2010, Sony Ericsson amended its complaint by adding claims for fraudulent concealment and gross negligence. On September 10, 2010, Agere filed a motion for summary judgment.
     On March 23, 2007, CIF Licensing, LLC, d/b/a GE Licensing (“GE”) filed a lawsuit against Agere in the United States District Court for the District of Delaware, asserting that Agere products infringe patents in a portfolio of patents GE acquired from Motorola. GE has asserted that four of the patents cover inventions relating to modems. GE is seeking monetary damages. Agere believes it has a number of defenses to the infringement claims in this action, including laches, exhaustion and its belief that it has a license to the patents. The court postponed hearing motions based on these defenses until after the trial, and did not allow Agere to present evidence on these defenses at trial. On February 17, 2009, the jury in this case returned a verdict finding that three of the four patents were invalid and that Agere products infringed the one patent found to be valid and awarding GE $7.6 million for infringement of that patent. The jury also found Agere’s infringement was willful, which means that the judge could increase the amount of damages up to three times its original amount. The court has not scheduled hearings on Agere’s post-trial motions related to its defenses. One of these motions seeks to have a mis-trial declared based on Agere’s belief that GE withheld evidence in discovery, which affected Agere’s ability to present evidence at trial. On October 6, 2010, a special master appointed by the court determined that GE’s actions were not wrongful and that the evidence withheld by GE was not material to the jury’s findings. Agere is challenging this determination. If the jury’s verdict is entered by the court, Agere would also expect to be required to pay interest from the date of infringing sales. If the verdict is entered, LSI intends to appeal the matter. On February 17, 2010, the court issued an order granting GE’s summary judgment motions seeking to bar Agere’s defenses of laches, exhaustion, and license and denying Agere’s summary judgment motions concerning the same defenses. On July 30, 2010, the court held that one of the patents found invalid by the jury was valid. The court also held that the February 17, 2010 order was not inconsistent with its previous ruling that Agere would be permitted to renew its laches, licensing, and exhaustion defenses, and that Agere has not been precluded from asserting them post-trial.
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
     The Company believes the amounts provided in its financial statements, which are not material, are adequate in light of the probable and estimable liabilities. However, because such matters are subject to many uncertainties, the ultimate outcomes are not predictable, and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in the Company’s financial statements or will not have a material adverse effect on its results of operations, financial position or cash flows.

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
     Our Storage Systems segment designs and sells enterprise storage systems and storage software applications that enable storage area networks. We also offer RAID adapters for computer servers and associated software for attaching storage devices to computer servers. We sell our storage systems and storage solutions primarily to original equipment manufacturers, or OEMs, who resell these products to end customers under their own brand names.
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

     The U.S. and global economies have experienced a significant downturn driven by a financial and credit crisis that could continue to challenge those economies for some period of time. In 2009, we took a number of actions to reduce our expenses, including a corporate-level restructuring designed to increase synergies across our Semiconductor segment, reductions in our global workforce, temporary and permanent reductions in employee compensation-related expenses and reductions in discretionary spending. While we reduced a number of expenses in response to the economic downturn, we have also tried to limit the impact of the reductions on our research and development efforts in order to attempt to maintain a continuing flow of new products. During the first nine months of 2010, we restored most of the employee compensation-related expenses that we reduced on a temporary basis in 2009 while continuing to reduce headcount in certain non-strategic areas.
     Our revenues for the three months ended October 3, 2010 were $629.0 million, an increase of $50.6 million, or 8.7%, as compared to $578.4 million for the three months ended October 4, 2009. Our revenues for the nine months ended October 3, 2010 were $1,905.6 million, an increase of $324.2 million, or 20.5%, as compared to $1,581.4 million for the nine months ended October 4, 2009. The increase during the nine months ended October 3, 2010 was primarily attributable to an increase in demand for semiconductors used in storage and networking product applications and an increase in demand for storage systems and server RAID adapters.
     We reported net income of $23.4 million, or $0.04 per diluted share, for the three months ended October 3, 2010 as compared to $52.5 million, or $0.08 per diluted share, for the three months ended October 4, 2009. We reported net income of $53.4 million, or $0.08 per diluted share, for the nine months ended October 3, 2010 as compared to a net loss of $112.5 million, or $0.17 per basic share, for the nine months ended October 4, 2009. During the three and nine months ended October 3, 2010, we recorded restructuring of operations and other items, net, of $3.7 million and $10.4 million, respectively, as compared to $4.7 million and $36.0 million, respectively, for the three and nine months ended October 4, 2009. For the three and nine months ended October 3, 2010, we recorded an income tax provision of $8.1 million and a benefit of $1.6 million, respectively, as compared to income tax benefits of $65.2 million and $52.0 million, respectively, for the three and nine months ended October 4, 2009. The $1.6 million benefit for income taxes during the nine months ended October 3, 2010 was primarily the result of $28.0 million of reversals of liabilities due to the expiration of statutes of limitations in multiple jurisdictions.
     Cash, cash equivalents and short-term investments were $600.9 million as of October 3, 2010 as compared to $962.1 million as of December 31, 2009. For the three and nine months ended October 3, 2010, we generated $82.1 million and $255.5 million, respectively, in cash from operating activities, as compared to $68.7 million and $127.7 million, respectively, for the three and nine months ended October 4, 2009. During the nine months ended October 3, 2010, we repaid all of the $350 million of our outstanding 4% Convertible Subordinated Notes upon their maturity on May 15, 2010 and repurchased 45.8 million shares of our common stock for $217.7 million in cash.
RESULTS OF OPERATIONS
Revenues
     The following table summarizes our revenues by segment:

	Three Months Ended		Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(In millions)
Semiconductor segment	$390.1	$371.8	$1,223.3	$1,040.7
Storage Systems segment	238.9	206.6	682.3	540.7

Consolidated	$629.0	$578.4	$1,905.6	$1,581.4

     Three months ended October 3, 2010 compared to the three months ended October 4, 2009:
     Total consolidated revenues for the three months ended October 3, 2010 increased by $50.6 million, or 8.7%, as compared to the three months ended October 4, 2009.
     Semiconductor Segment:
     Revenues for the Semiconductor segment increased by $18.3 million, or 4.9%, for the three months ended October 3, 2010 as compared to the three months ended October 4, 2009. The increase was primarily attributable to an increase in demand for semiconductors used in networking product applications and increased revenues from the licensing of our intellectual property, offset in part by a decrease in revenues from semiconductors used in storage product applications.

     Storage Systems Segment:
     Revenues for the Storage Systems segment increased by $32.3 million, or 15.6%, for the three months ended October 3, 2010 as compared to the three months ended October 4, 2009. The increase was attributable to increases in demand for our entry-level storage systems, including a new entry-level storage product we introduced in the first quarter of 2010, and for our server RAID adapters and software.
     Nine months ended October 3, 2010 compared to the nine months ended October 4, 2009:
     Total consolidated revenues for the nine months ended October 3, 2010 increased by $324.2 million, or 20.5%, as compared to the nine months ended October 4, 2009.
     Semiconductor Segment:
     Revenues for the Semiconductor segment increased by $182.6 million, or 17.5%, for the nine months ended October 3, 2010 as compared to the nine months ended October 4, 2009. The increase was primarily attributable to an increase in demand for semiconductors used in storage and networking product applications and, to a lesser extent, increased revenues from the licensing of our intellectual property.
     Storage Systems Segment:
     Revenues for the Storage Systems segment increased by $141.6 million, or 26.2%, for the nine months ended October 3, 2010 as compared to the nine months ended October 4, 2009. The increase was attributable to increases in demand for our entry-level and mid-range storage systems, related premium software features, our server RAID adapters and software and, to a lesser extent, additional revenues in 2010 from the acquisitions of the 3ware RAID storage adapter business in April 2009 and ONStor, Inc. in July 2009.
     Significant Customers:
     The following table provides information about our significant customers, each of whom accounted for 10% or more of consolidated revenues or 10% or more of either segment’s revenues:

	Three Months Ended		Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Semiconductor segment:
Number of significant customers	1	1	1	1
Percentage of Semiconductor segment revenues	20%	24%	22%	24%
Storage Systems segment:
Number of significant customers	2	2	2	3
Percentage of Storage Systems segment revenues	46%, 15%	49%, 13%	46%, 14%	47%, 12%, 10%
Consolidated:
Number of significant customers	2	2	2	2
Percentage of consolidated revenues	20%, 13%	20%, 16%	19%, 14%	18%, 16%
Revenues by Geography
     The following table summarizes our revenues by geography based on the ordering location of the customer:

	Three Months Ended		Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(In millions)
North America *	$175.5	$150.1	$504.7	$369.9
Asia **	286.3	286.4	926.7	811.7
Europe and the Middle East	167.2	141.9	474.2	399.8

Total	$629.0	$578.4	$1,905.6	$1,581.4

*	Primarily the United States.

**	Including Japan.

     Three months ended October 3, 2010 compared to the three months ended October 4, 2009:
     Revenues in North America and Europe and the Middle East increased 16.9% and 17.8%, respectively, for the three months ended October 3, 2010 as compared to the three months ended October 4, 2009. The increase in North America was primarily attributable to increased demand for storage systems, server RAID adapters and software, and an increase in revenues from the licensing of our intellectual property. The increase in Europe and the Middle East was primarily attributable to increased demand for storage systems, server RAID adapters and software, and semiconductors used in networking product applications.
     Nine months ended October 3, 2010 compared to the nine months ended October 4, 2009:
     Revenues in North America, Europe and the Middle East, and Asia increased 36.4%, 18.6% and 14.2%, respectively, for the nine months ended October 3, 2010 as compared to the nine months ended October 4, 2009. The increase in North America was primarily attributable to increased demand for storage systems, server RAID adapters and software, semiconductors used in storage product applications, and an increase in revenues from the licensing of our intellectual property. The increase in Europe and the Middle East was primarily attributable to increased demand for semiconductors used in storage and networking product applications, storage systems, and server RAID adapters and software. The increase in Asia was primarily attributable to increased demand for semiconductors used in storage and networking product applications, and server RAID adapters and software.
Gross Profit Margin
     The following table summarizes our gross profit margins by segment:

	Three Months Ended		Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(Dollars in millions)
Semiconductor segment:	$185.4	$152.5	$567.0	$399.2
Percentage of Semiconductor segment revenues	47.5%	41.0%	46.4%	38.4%
Storage Systems segment:	$91.1	$73.1	$256.4	$177.4
Percentage of Storage Systems segment revenues	38.1%	35.4%	37.6%	32.8%

Consolidated:	$276.5	$225.6	$823.4	$576.6

Percentage of consolidated revenues	44.0%	39.0%	43.2%	36.5%
     Three months ended October 3, 2010 compared to the three months ended October 4, 2009:
     Consolidated gross profit as a percentage of total revenues, or gross margin, increased to 44.0% for the three months ended October 3, 2010 from 39.0% for the three months ended October 4, 2009.
     Semiconductor Segment:
     Gross margins for the Semiconductor segment increased to 47.5% for the three months ended October 3, 2010 from 41.0% for the three months ended October 4, 2009. The increase was primarily attributable to the increase in revenues from the licensing of our intellectual property, which had higher gross margins, a decrease in amortization of identified intangible assets, lower manufacturing costs as a result of our cost reduction measures and, to a lesser extent, lower charges for inventory provisions as a result of continued improvement in supply chain management.

     Storage Systems Segment:
     Gross margins for the Storage Systems segment increased to 38.1% for the three months ended October 3, 2010 from 35.4% for the three months ended October 4, 2009. The increase was primarily attributable to a favorable shift in product mix resulting from higher demand for our server RAID adapters and software, which have higher gross margins, and the introduction of a new mid-range storage system in the fourth quarter of 2009 with higher gross margins. The increase was also attributable to higher overall absorption of fixed costs as a result of the 15.6% increase in segment revenues and, to a lesser extent, the absence of a $1.9 million charge incurred during the three months ended October 4, 2009 to fair value inventory acquired as part of the 3ware acquisition.
     Nine months ended October 3, 2010 compared to the nine months ended October 4, 2009:
     Consolidated gross margins increased to 43.2% for the nine months ended October 3, 2010 from 36.5% for the nine months ended October 4, 2009.
     Semiconductor Segment:
     Gross margins for the Semiconductor segment increased to 46.4% for the nine months ended October 3, 2010 from 38.4% for the nine months ended October 4, 2009. The increase was primarily attributable to higher overall absorption of fixed costs as a result of the 17.5% increase in segment revenues, a favorable shift in product mix as a result of increased revenues from the licensing of our intellectual property, which had higher gross margins, a decrease in amortization of identified intangible assets and, to a lesser extent, lower manufacturing costs as a result of our cost reduction measures.
     Storage Systems Segment:
     Gross margins for the Storage Systems segment increased to 37.6% for the nine months ended October 3, 2010 from 32.8% for the nine months ended October 4, 2009. The increase was primarily attributable to a favorable shift in product mix resulting from higher demand for our server RAID adapters and software, mid-range storage systems and related premium software, which all have higher gross margins. The increase was also attributable to higher overall absorption of fixed costs as a result of the 26.2% increase in segment revenues and, to a lesser extent, the absence of a $4.4 million charge incurred during the nine months ended October 4, 2009 to fair value inventory acquired as part of the 3ware acquisition.
Research and Development
     The following table summarizes our research and development, or R&D, expenses by segment:

	Three Months Ended		Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
		(Dollars in millions)
Semiconductor segment:	$132.1	$117.1	$396.7	$356.4
Percentage of Semiconductor segment revenues	33.9%	31.5%	32.4%	34.2%
Storage Systems segment:	$34.2	$33.9	$107.6	$98.9
Percentage of Storage Systems segment revenues	14.3%	16.4%	15.8%	18.3%

Consolidated:	$166.3	$151.0	$504.3	$455.3

Percentage of consolidated revenues	26.4%	26.1%	26.5%	28.8%
     Three months ended October 3, 2010 compared to the three months ended October 4, 2009:
     Consolidated R&D expenses increased by $15.3 million, or 10.1%, for the three months ended October 3, 2010 as compared to the three months ended October 4, 2009.
     Semiconductor Segment:
     R&D expenses for the Semiconductor segment increased by $15.0 million, or 12.8%, for the three months ended October 3, 2010 as compared to the three months ended October 4, 2009. The increase was primarily attributable to the restoration of certain employee compensation-related expenses that we reduced in 2009 and increased compensation-related expenses as a result of headcount additions in 2010. R&D expenses as a percentage of segment revenues for the Semiconductor segment increased from 31.5% for the three months ended October 4, 2009 to 33.9% for the three months ended October 3, 2010, primarily as a result of the increase in R&D expenses being higher compared to the increase in revenues.
     Storage Systems Segment:
     R&D expenses for the Storage Systems segment increased by $0.3 million, or 0.9%, for the three months ended October 3, 2010 as compared to the three months ended October 4, 2009. The increase was primarily attributable to the restoration of certain employee compensation-related expenses that we reduced in 2009, partially offset by a decrease in project related material spending. R&D expenses as a percentage of segment revenues for the Storage Systems segment decreased from 16.4% for the three months ended October 4, 2009 to 14.3% for the three months ended October 3, 2010, primarily as a result of the increase in revenues.
     Nine months ended October 3, 2010 compared to the nine months ended October 4, 2009:
     Consolidated R&D expenses increased by $49.0 million, or 10.8%, for the nine months ended October 3, 2010 as compared to the nine months ended October 4, 2009.
     Semiconductor Segment:
     R&D expenses for the Semiconductor segment increased by $40.3 million, or 11.3%, for the nine months ended October 3, 2010 as compared to the nine months ended October 4, 2009. The increase was primarily attributable to the restoration of certain employee compensation-related expenses that we reduced in 2009 and increased compensation-related expenses as a result of headcount additions in 2010. R&D expenses as a percentage of segment revenues for the Semiconductor segment decreased from 34.2% for the nine months ended October 4, 2009 to 32.4% for the nine months ended October 3, 2010, primarily as a result of the increase in revenues.
     Storage Systems Segment:
     R&D expenses for the Storage Systems segment increased by $8.7 million, or 8.8%, for the nine months ended October 3, 2010 as compared to the nine months ended October 4, 2009. The increase was primarily attributable to higher compensation-related expenditures associated with higher headcount from the acquisitions of the 3ware RAID storage adapter business in April 2009 and ONStor, Inc. in July 2009, and the restoration of certain employee compensation-related expenses that we reduced in 2009. R&D expenses as a percentage of segment revenues for the Storage Systems segment decreased from 18.3% for the nine months ended October 4, 2009 to 15.8% for the nine months ended October 3, 2010, primarily as a result of the increase in revenues.
Selling, General and Administrative
     The following table summarizes our selling, general and administrative, or SG&A, expenses by segment:

	Three Months Ended		Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(Dollars in millions)
Semiconductor segment:	$56.7	$52.4	$173.0	$162.5
Percentage of Semiconductor segment revenues	14.5%	14.1%	14.1%	15.6%
Storage Systems segment:	$28.7	$29.8	$84.5	$85.2
Percentage of Storage Systems segment revenues	12.0%	14.4%	12.4%	15.8%

Consolidated:	$85.4	$82.2	$257.5	$247.7

Percentage of consolidated revenues	13.6%	14.2%	13.5%	15.7%
     Three months ended October 3, 2010 compared to the three months ended October 4, 2009:
     Consolidated SG&A expenses increased by $3.2 million, or 3.9%, for the three months ended October 3, 2010 as compared to the three months ended October 4, 2009.

     Semiconductor Segment:
     SG&A expenses for the Semiconductor segment increased by $4.3 million, or 8.2%, for the three months ended October 3, 2010 as compared to the three months ended October 4, 2009. The increase was primarily attributable to the restoration of certain employee compensation-related expenses that we reduced in 2009 and increased compensation-related expenses as a result of headcount additions in 2010. SG&A expenses as a percentage of segment revenues for the Semiconductor segment remained flat for the three months ended October 3, 2010 as compared to the three months ended October 4, 2009.
     Storage Systems Segment:
     SG&A expenses for the Storage Systems segment decreased by $1.1 million, or 3.7%, for the three months ended October 3, 2010 as compared to the three months ended October 4, 2009. The decrease was primarily attributable to reductions in spending as a result of maintaining tighter expense controls, offset in part by the restoration of certain employee compensation-related expenses that we reduced in 2009. SG&A expenses as a percentage of segment revenues for the Storage Systems segment decreased from 14.4% for the three months ended October 4, 2009 to 12.0% for the three months ended October 3, 2010, primarily as a result of the increase in revenues.
     Nine months ended October 3, 2010 compared to the nine months ended October 4, 2009:
     Consolidated SG&A expenses increased by $9.8 million, or 4.0%, for the nine months ended October 3, 2010 as compared to the nine months ended October 4, 2009.
     Semiconductor Segment:
     SG&A expenses for the Semiconductor segment increased by $10.5 million, or 6.5%, for the nine months ended October 3, 2010 as compared to the nine months ended October 4, 2009. The increase was primarily attributable to the restoration of certain employee compensation-related expenses that we reduced in 2009 and increased compensation-related expenses as a result of headcount additions in 2010. SG&A expenses as a percentage of segment revenues for the Semiconductor segment decreased from 15.6% for the nine months ended October 4, 2009 to 14.1% for the nine months ended October 3, 2010, primarily as a result of the increase in revenues.
     Storage Systems Segment:
     SG&A expenses for the Storage Systems segment decreased by $0.7 million, or 0.8%, for the nine months ended October 3, 2010 as compared to the nine months ended October 4, 2009. The decrease was primarily attributable to reductions in spending as a result of maintaining tighter expense controls, offset in part by the restoration of certain employee compensation-related expenses that we reduced in 2009 and higher compensation-related expenditures associated with the acquisitions of the 3ware RAID storage adapter business in April 2009 and the ONStor, Inc. in July 2009. SG&A expenses as a percentage of segment revenues for the Storage Systems segment decreased from 15.8% for the nine months ended October 4, 2009 to 12.4% for the nine months ended October 3, 2010, primarily as a result of the increase in revenues.
Restructuring of Operations and Other Items, net
     The following table summarizes the restructuring of operations and other items:

	Three Months Ended		Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(In thousands)
Lease and contract terminations	$1,962	$2,332	$2,914	$18,376
Employee severance and benefits	2,131	132	7,435	9,196
Write-down of excess assets and other liabilities	—	699	—	608
Other items	(400)	1,582	31	7,780

Total restructuring expenses and other items	$3,693	$4,745	$10,380	$35,960

     See Note 3 to our financial statements in Item 1 for more information about the restructuring charges recorded during the third quarter of 2010.

Interest Expense, Interest Income and Other, net
     The following table summarizes interest expense and components of interest income and other, net:

	Three Months Ended		Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(In millions)
Interest expense	$—	$(3.9)	$(5.6)	$(18.0)
Interest income	3.2	4.6	10.4	16.8
Other income/(expense), net	7.1	(1.1)	(4.3)	(1.1)

Total	$10.3	$(0.4)	$0.5	$(2.3)

     Interest Expense:
     Interest expense decreased by $3.9 million for the three months ended October 3, 2010 as compared to the three months ended October 4, 2009 as a result of the repayment of our 4% Convertible Subordinated Notes in May 2010. Interest expense decreased by $12.4 million for the nine months ended October 3, 2010 as compared to the nine months ended October 4, 2009 as a result of the redemption of our 6.5% Convertible Subordinated Notes in June 2009 and the repayment of our 4% Convertible Subordinated Notes in May 2010.
     Interest Income and Other, net:
     Interest income decreased by $1.4 million for the three months ended October 3, 2010 as compared to the three months ended October 4, 2009 primarily as a result of lower cash balances during 2010 compared to 2009. Interest income decreased by $6.4 million for the nine months ended October 3, 2010 as compared to the nine months ended October 4, 2009, primarily as a result of lower cash balances and lower interest rates during 2010 compared to 2009.
     The $7.1 million of other income, net, for the three months ended October 3, 2010 primarily consisted of a $4.8 million gain from the sale of investments and $2.3 million income from other miscellaneous items. The $1.1 million other expense, net, for the three months ended October 4, 2009 was primarily the result of $1.7 million of other than temporary impairment charges for certain non-marketable equity securities, offset in part by foreign exchange gains.
     The $4.3 million of other expense, net, for the nine months ended October 3, 2010 primarily consisted of $11.6 million of other than temporary impairment charges for certain non-marketable equity securities, offset in part by a $4.8 million gain from the sale of investments and the receipt of $1.7 million of interest on a promissory note in connection with the sale of our Consumer Products Group in July 2007. The $1.1 million of other expense, net, for the nine months ended October 4, 2009 was primarily the result of $1.7 million of other than temporary impairment charges for certain non-marketable equity securities, offset in part by foreign exchange gains.
Provision for Income Taxes
     We recorded an income tax provision of $8.1 million and an income tax benefit of $1.6 million for the three and nine months ended October 3, 2010, respectively, and income tax benefits of $65.2 million and $52.0 million for the three and nine months ended October 4, 2009, respectively.
     During the nine months ended October 3, 2010, we recorded a reversal of $28.0 million in liabilities, which includes previously unrecognized tax benefits of $12.2 million and interest and penalties of $15.8 million, as a result of the expiration of statutes of limitations in multiple jurisdictions.
     During the three months ended October 4, 2009, we recorded a reversal of $75.0 million in liabilities, which includes previously unrecognized tax benefits of $71.3 million and interest and penalties of $3.7 million, as a result of a settlement of a multi-year audit in a foreign jurisdiction and the expiration of a statute of limitations. During the nine months ended October 4, 2009, we recorded a reversal of $104.9 million in liabilities, which includes previously unrecognized tax benefits of $87.1 million and interest and penalties of $17.8 million, as a result of a settlement of a multi-year audit in a foreign jurisdiction and the expiration of statutes of limitations. During the nine months ended October 4, 2009, we also recorded an increase of $32.9 million in liabilities, which includes unrecognized tax benefits of $25.0 million and interest and penalties of $7.9 million, as a result of re-measurements of uncertain tax positions taken in prior periods based on new information.
     We compute our tax provision using an estimated annual tax rate. We have excluded the income or loss from certain jurisdictions when estimating the annual rate because of the anticipated annual pre-tax losses in those jurisdictions for which tax benefits are not realizable or cannot be recognized in the current year. Excluding certain foreign jurisdictions, we believe that it is more likely than not that the future benefit of deferred tax assets will not be realized.
FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
     Cash, cash equivalents and short-term investments decreased to $600.9 million as of October 3, 2010 from $962.1 million as of December 31, 2009. The decrease was mainly due to cash outflows for financing and investing activities, offset in part by cash inflows generated from operating activities as described below.
Working Capital
     Working capital increased by $7.8 million to $738.9 million as of October 3, 2010 from $731.1 million as of December 31, 2009. The increase was primarily attributable to the following:
•	Current portion of long-term debt decreased by $350.0 million as a result of the repayment of our 4% Convertible Subordinated Notes upon their maturity in May 2010;

•	Inventories increased by $50.8 million primarily in the Semiconductor segment as a result of a slowdown in customer purchases during the last month of our third quarter;

•	Accounts payable decreased by $28.4 million as a result of the timing of invoice receipts and payments; and

•	Other accrued liabilities decreased by $26.4 million primarily attributable to the utilization of restructuring reserves, payments of taxes and decreases in other accruals related to our operations.
These increases in working capital were offset in part by the following:
•	Cash, cash equivalents and short-term investments decreased by $361.2 million;

•	Accrued salaries, wages and benefits increased by $49.8 million primarily as a result of timing differences in the payment of salaries and benefits and an increase in performance-based compensation accruals, which we reduced in 2009;

•	Accounts receivable decreased by $25.1 million primarily as a result of an improvement in collections; and

•	Prepaid expenses and other current assets decreased by $11.7 million primarily as a result of decreases in prepaid software maintenance and other receivables.
     Working capital decreased by $326.4 million to $675.5 million as of October 4, 2009 from $1,001.9 million as of December 31, 2008. The decrease was primarily attributable to the following:
•	Cash, cash equivalents and short-term investments decreased by $212.0 million;

•	Current portion of long-term debt increased by $104.9 million as a result of a reclassification of $350.0 million of our 4% Convertible Subordinated Notes due in May 2010 from long-term debt to current portion of long-term debt, offset in part by the redemption of $243.0 million principal amount of our 6.5% Convertible Subordinated Notes during the nine months ended October 4, 2009;

•	Inventories decreased by $65.0 million primarily as a result of lower inventory purchases to reflect the expected reduction in revenues from the economic slowdown; and

•	Prepaid expenses and other current assets decreased by $15.6 million primarily as a result of declines in prepaid taxes and prepaid software maintenance.
     These decreases in working capital were offset in part by the following:
•	Other accrued liabilities decreased by $39.0 million attributable to a reversal in tax liabilities as a result of a settlement of a multi-year tax audit in a foreign jurisdiction, the utilization of restructuring reserves, decreases in liabilities with third-party manufacturers and other accruals related to our operations, offset in part by a reclassification of certain accrued expenses from accounts payable to other accrued liabilities;

•	Accrued salaries, wages and benefits decreased by $21.5 million primarily as a result of the absence of performance-based compensation accruals;

•	Accounts payable decreased by $7.4 million primarily as a result of the timing of invoice receipts and payments and a reclassification of certain accrued expenses from accounts payable to other accrued liabilities; and

•	Accounts receivable increased by $3.2 million primarily as a result of longer days sales outstanding in the third quarter of 2009 as compared to the fourth quarter of 2008.
Cash Provided by Operating Activities
     During the nine months ended October 3, 2010, we generated $255.5 million of cash from operating activities as a result of the following:
•	Net income adjusted for non-cash items, including depreciation, amortization and stock-based compensation expense. The non-cash items and other non-operating adjustments are quantified in the statements of cash flows included in Item 1;

•	Offset in part by a net decrease of $63.8 million in assets and liabilities, including changes in working capital components, from December 31, 2009 to October 3, 2010, as discussed above.
     During the nine months ended October 4, 2009, we generated $127.7 million of cash from operating activities as a result of the following:
•	A net loss adjusted for non-cash items, primarily depreciation, amortization and stock-based compensation expense. The non-cash items and other non-operating adjustments are quantified in the statements of cash flows included in Item 1;

•	Offset in part by a net decrease of $9.7 million in assets and liabilities, including changes in working capital components, from December 31, 2008 to October 4, 2009, as discussed above.
Cash Used in Investing Activities
     Cash used in investing activities for the nine months ended October 3, 2010 was $45.2 million. The primary investing activities for the nine months ended October 3, 2010 were:
•	Purchases of property, equipment and software, net of proceeds from sales; and

•	Proceeds from maturities and sales of investments, net of purchases.
     Cash used in investing activities for the nine months ended October 4, 2009 was $21.2 million. The primary investing activities for the nine months ended October 4, 2009 were:
•	Proceeds from maturities and sales of investments, net of purchases;

•	Purchases of property, equipment and software, net of proceeds from sales;

•	Acquisitions of business and companies, net of cash acquired;

•	A decrease in non-current assets and deposits; and

•	Proceeds from maturity of notes receivable associated with sale of our assembly and test operations in Thailand.
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
Cash Used in Financing Activities
     Cash used in financing activities for the nine months ended October 3, 2010 was $545.7 million, as compared to $234.0 million for the nine months ended October 4, 2009. The primary financing activities during the nine months ended October 3, 2010 were the use of $350.0 million to repay all of our outstanding 4% Convertible Subordinated Notes upon their maturity on May 15, 2010 and the use of $217.7 million to purchase our common stock, offset in part by the proceeds from issuances of common stock under our employee stock plans. On March 17, 2010, we announced that our Board of Directors had authorized a stock repurchase program of up to $250.0 million of our common stock.
     The primary financing activities during the nine months ended October 4, 2009 were the use of $244.0 million to redeem our 6.5% Convertible Subordinated Notes, offset in part by the proceeds from the issuances of common stock under our employee stock plans.
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
CONTRACTUAL OBLIGATIONS
     The following table summarizes our contractual obligations as of October 3, 2010:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Other		Total
	(In millions)
Operating lease obligations	$55.9	$61.7	$18.8	$4.0	$—		$140.4
Purchase commitments	368.4	6.4	0.3	—	—		375.1
Unrecognized tax positions plus interest and penalties	—	—	—	—	87.8	**	87.8
Pension contributions	7.9	*	*	*	*		7.9

Total	$432.2	$68.1	$19.1	$4.0	$87.8		$611.2

*	We have pension plans covering substantially all former Agere U.S. employees, excluding management employees hired after June 30, 2003. We also have pension plans covering certain international employees. Although additional future contributions will be required, the amount and timing of these contributions will be affected by actuarial assumptions, the actual rate of return on plan assets, the level of market interest rates, and the amount of voluntary contributions to the plans. The amount shown in the table represents our planned contributions to our pension plans for the remainder of 2010. Because any contributions for 2011 and later will depend on the value of the plan assets in the future and thus are uncertain, we have not included any amounts for 2011 and beyond in the above table.

**	The amount represents the non-current tax payable obligation. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.

Operating Lease Obligations
     We lease real estate, certain non-manufacturing equipment and software under non-cancelable operating leases.
Purchase Commitments
     We maintain purchase commitments with certain suppliers, primarily for raw materials and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time horizon as mutually agreed upon between the parties. This forecasted time horizon can vary for different suppliers.
Uncertain Tax Positions
     As of October 3, 2010, we had $151.7 million of unrecognized tax benefits, for which we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, we estimate that the unrecognized tax benefits, plus accrued interest and penalties, could decrease by an amount of up to $13.5 million.
Standby Letters of Credit
     As of October 3, 2010 and December 31, 2009, we had outstanding obligations relating to standby letters of credit of $3.8 million and $4.3 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, customs and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amount, and they generally have one-year terms.
CRITICAL ACCOUNTING POLICIES
     There have been no significant changes in our critical accounting estimates or significant accounting policies during the nine months ended October 3, 2010 as compared to the discussion in Part II, Item 7 and in Note 1 to our financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009.
RECENT ACCOUNTING PRONOUNCEMENTS
     The information contained in Note 1 to our financial statements in Item 1 under the heading “Recent Accounting Pronouncements” is incorporated by reference into this Item 2.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There have been no significant changes in the market risk disclosures during the nine months ended October 3, 2010 as compared to the discussion in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.
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
     Changes in Internal Control: During the third quarter of 2010, we did not make any change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
     We have defined benefit pension plans under which we are obligated to make future payments to participants. We have set aside funds to meet our anticipated obligations under these plans and have invested them principally in equity and fixed income securities. The value of these securities declined significantly in late 2008 and early 2009 and had not fully recovered as of October 3, 2010. At December 31, 2009, our projected benefit obligations under our pension plans exceeded the value of the assets of those plans by approximately $455 million. U.S. law provides that we must make contributions to the pension plans during the remainder of 2010. We estimate the amount of these required contributions to be at least $7.9 million as of October 3, 2010. We may be required to make additional contributions to the plans in later years if the value of the plan assets does not increase, and these amounts could be significantly larger than the required contributions in 2010. We may also choose to make additional, voluntary contributions to the plans.
     At October 3, 2010, we had contractual purchase commitments with suppliers, primarily for raw materials and manufacturing services and for some non-production items, of approximately $375.1 million. If our actual revenues in the future are lower than our current expectations, we may not meet all of our buying commitments. As a result, it is possible that we will have to make penalty-type payments under these contracts, even though we are not obtaining any products that we can sell.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table contains information about our purchases of our common stock during the quarter ended October 3, 2010.
Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased	Dollar Value of Shares
			as Part of	that May Yet Be
	Total Number of Shares	Average Price	Publicly Announced	Purchased Under
Period	Purchased	Paid per Share	Plans or Programs	the Programs
July 5 — August 4, 2010	8,250,000	$4.24	8,250,000	$134,281,065
August 5 — September 4, 2010	23,529,200	4.34	23,529,200	32,256,652
September 5 — October 3, 2010	—	—	—	32,256,652

Total	31,779,200	$4.31	31,779,200	$32,256,652

     On March 17, 2010, we announced that our Board of Directors had authorized the repurchase of up to $250.0 million of our common stock. The purchases reported in the table above were made pursuant to this authorization.
Item 6. Exhibits
     See the Exhibit Index, which follows the signature page to this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSI CORPORATION
(Registrant)

Date: November 9, 2010	By	/s/ Bryon Look Bryon Look Executive Vice President, Chief Financial Officer and Chief Administrative Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema document

101.CAL	XBRL taxonomy extension calculation linkbase document

101.LAB	XBRL taxonomy extension label linkbase document

101.PRE	XBRL taxonomy extension presentation linkbase document