Form 10-K
period 2010-12-31
LSI CORP
filed 2011-02-28
CIK 703360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of July 4, 2010 was approximately $2.9 billion, based on the reported last sale price on the New York Stock Exchange of such equity on the last business day of the fiscal quarter ending on such date.

As of February 22, 2011, 616,035,633 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report is incorporated by reference from the registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2011 annual meeting of stockholders.

LSI Corporation
Form 10-K
For the Year Ended December 31, 2010
Index

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

Our semiconductor business provides products for leading original equipment manufacturer, or OEM, companies, in the server, storage and networking industries. Our storage systems business designs and sells entry-level and mid-range storage systems for leading storage OEMs, as well as to our channel customers. It also designs and sells storage systems components to distributors who sell unbranded storage systems to small and midsized businesses.

Segment Information

We operate in two segments — the Semiconductor segment and the Storage Systems segment.

Our Semiconductor segment designs, develops and markets highly complex integrated circuits for storage and networking applications. These solutions include both custom solutions and standard products. We design custom solutions for a specific application defined by the customer. We develop standard products for market applications that we define and then sell to multiple customers. We sell our integrated circuits for storage applications principally to makers of hard disk drives, solid state drives and computer servers. We sell our integrated circuits for networking applications principally to makers of devices used in computer and telecommunications networks and, to a lesser extent, to makers of personal computers. We also generate revenue by licensing other entities to use our intellectual property.

Our Storage Systems segment designs and sells enterprise storage systems and storage software applications that enable storage area networks. We also offer RAID adapters for computer servers and associated software for attaching storage devices to computer servers. We sell our storage systems and storage solutions primarily to OEMs who resell these products to end customers under their own brand name. In 2010, the Semiconductor segment accounted for approximately 62.9% of our revenue and the Storage Systems segment accounted for approximately 37.1% of our revenue. You can find additional financial information about our segments and geographic financial information in Note 9 to our financial statements in Item 8. See Item 1A — “Risk Factors” for information about risks we face as a result of our operations outside the United States.

Company Information

We were incorporated in California on November 6, 1980 and reincorporated in Delaware on June 11, 1987.

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

Our TrueStore® family of storage electronics products includes systems-on-a-chip, read channels, pre-amplifiers, serial physical interfaces and hard disk controllers as well as custom firmware. These are the critical chips required to read, write and protect data. We offer products that can be used in a variety of storage applications, including hard drives and solid state drives intended for notebook computers, desktop computers and enterprise servers, and in tape drives.

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

Storage Interface Products.  We also offer solutions that make possible data transmission between a host computer and storage peripheral devices such as magnetic, solid state and optical disk drives and disk and tape-based storage systems. These products include:

•	Storage Standard Products. Our product line includes SAS, SATA and RAID-On-Chip, or RoC, integrated circuits combined with our Fusion-MPTtm firmware and drivers to form intelligent storage interface solutions primarily for server and storage systems motherboard applications. Additionally, our product line includes SAS and SATA bus expander integrated circuits, Fibre Channel integrated circuits, SAS switches, and disk drive bridging or interposer circuits used primarily in storage systems. In 2010 we introduced our PCI Express®-based solid-state storage solution, which uses the industry-standard SAS protocol and LSI SAS software to deliver a high-performance storage solution with enhanced reliability and industry-leading storage density. We sell our integrated circuit solutions both in an integrated circuit plus software form or as a complete solution including the host bus adapter board itself.

•	Storage Custom Solutions. We also offer custom solutions to customers who develop Fibre Channel and Fibre Channel over Ethernet storage area network, or SAN, switches and host bus adapters, storage systems, hard disk drives and tape peripherals. By leveraging our extensive experience in providing solutions for these applications, we have developed a full portfolio of high-speed interface intellectual property that is combined with our customers’ intellectual property to form custom solutions that provide a connection to the network, the SAN, memory systems and host buses. Using these pre-verified interfaces, our customers can reduce development risk and achieve quicker time to market. Our intellectual property offerings include high performance SerDes cores supporting Fibre Channel, SAS, SATA, 10-Gigabit Ethernet, Gigabit

Ethernet, Infiniband, SAS, Serial RapidIO and PCI-Express industry standards and a family of high-performance Fibre Channel, Ethernet, RapidIO, PCI-E, SAS and SATA protocol controllers.

Networking Products

We offer comprehensive solutions that allow networking service providers to deliver a variety of highly reliable communications services over Internet Protocol, or IP, networks. IP networks are packet-based. In an IP network, packets of data that are part of the same telephone conversation or video program can be routed over different paths. Traditional telephone networks are circuit-based where all data packets follow the same dedicated path or circuit. Historically, the dedicated paths in circuit-based networks have provided greater reliability than packet-based networks, although at the cost of flexibility.

Our networking solutions are designed to enable IP networks to provide reliability similar to that of circuit-based networks and incorporate quality of service features that allow more critical data to receive priority over less critical data. For example, packets containing television picture data, which if delayed can result in a noticeable flaw in the picture, can be prioritized over packets containing web-page data being downloaded to a personal computer, which if delayed is less likely to be noticed.

Our networking portfolio includes solutions for carrier-managed gateways that would typically be used in small office, home office and small-to-medium business applications. The portfolio also includes solutions for multi-service wired and wireless access systems found in carrier networks. Multi-service systems can handle traffic such as data and video in addition to voice. Our networking solutions include chips such as our network processors, digital signal processors, content-inspection processors, traffic shaping devices and physical layer devices, as well as software, evaluation systems and reference designs. Our development efforts are focused on multicore processor SoCs to deliver solutions for wired and wireless access, media gateway, service provider and enterprise networks.

We offer both custom and standard networking product solutions.

Custom Networking Products

We sell integrated circuits that are custom developed for our customers. These integrated circuits incorporate our intellectual property or combine our intellectual property with the intellectual property of our customers or other third parties to create a customized solution for these customers. For some customers, we design and manufacture the integrated circuit while the key intellectual property belongs solely to our customers. In 2010, we introduced our 28nm silicon platform with an advanced design methodology for custom SOCs, offering power savings at increased density and higher performance. This platform allows our wireless infrastructure and enterprise networking customers to meet performance demands while simultaneously reducing product and cooling costs.

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

Digital Signal Processors

Digital signal processors, or DSPs, perform advanced algorithms on analog signals that have been transformed into digitally-encoded bitstreams. Our DSPs perform audio, video and speech signal processing, compression, transcoding and transrating and can be used in applications including Voice-over-IP, or VoIP, communications, business and enterprise gateways, access routers, video delivery, media gateways and wired and wireless access network equipment.

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

STORAGE SYSTEMS SEGMENT

We offer a wide range of products for the storage markets in two main areas: external storage systems hardware and associated software and internal storage products and software. These products are sold through our OEM customers, as well as to our channel customers and distributors who sell unbranded storage systems. Our products are highly modular, which provides our customers with the flexibility to integrate our sub-assemblies with third-party components, such as disk drives or software, to form their own storage systems products. Our modular product approach allows our customers to create highly customized storage systems that can then be integrated with value-added software and services and delivered as complete, differentiated data storage solutions to their target markets. During 2010, we introduced our CTS2600 family of configurable storage components, designed to provide channel partners with the flexibility to assemble complete systems to their customers’ specifications.

External Storage Systems.  We offer a broad line of open, modular storage products comprised of complete systems and sub-assemblies configured from modular components, such as our storage controller modules, disk drive enclosure modules, related management software and advanced data protection software for creating local and remote copies of critical data. These storage systems are connected to one or more servers in a storage area network, or SAN, providing block data services. We also offer network attached storage solutions in the form of gateway products, which provide file data services. These gateways can be combined with our SAN storage systems or other vendors’ storage systems to provide complete network attached storage solutions.

Our external storage systems product family includes entry level and mid-range storage systems, including the Engenio 2600 which was introduced in 2010. The Engenio 2600 is an upgradeable entry-level system, providing flexibility for enhanced performance, reliability and scalability. Our external storage product family features the Engenio Operating System, or EOS, a suite of storage and data management software that enables enterprise system administrators to easily protect, manage and better utilize their data and information assets. EOS also offers advanced copy services such as snapshot, volume copy and remote volume mirroring, to provide increased levels of data protection. We design and develop storage management software that operates within all major open operating systems, including Windows, UNIX and UNIX variants and Linux environments, and server virtualization offerings including VMware and Hyper-V.

Internal Storage Products.  We offer a variety of direct-attach RAID solutions as part of our MegaRAID® and 3ware® product families of RAID products, which store data using multiple drives and various data replication strategies to minimize the impact of the failure of any one drive. Our MegaRAID and 3ware products include single-chip RAID-on-motherboard solutions, a broad family of PCI-X and PCI Express RAID controller boards featuring SATA and SAS interfaces, and software-based RAID products for entry level RAID data protection. All of these solutions utilize our fully featured RAID software and management utilities for robust storage configuration and deployment. In addition to the OEM channel, we offer MegaRAID and 3ware branded products through a network of distributors and resellers.

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

Marketing and Distribution

Semiconductor Marketing and Distribution

The semiconductor industry is highly competitive and is characterized by rapidly changing technology. Our marketing strategy requires that we forecast trends in the evolution of products and technology. We must then act upon this knowledge in a timely manner to develop competitively priced products offering superior features, performance or levels of integration.

Our semiconductor products and design services are sold primarily to OEM customers through our network of direct sales, marketing and field engineering offices located in North America, Europe, Japan and elsewhere in Asia. We also work with independent industrial and commercial distributors and manufacturers’ representatives or other channel partners in North America, Europe, Japan and elsewhere in Asia. Some of our distributors possess engineering capabilities, and design and purchase both custom solutions and standard products from us for resale to their customers. Other distributors focus solely on the sale of standard products.

Storage Systems Marketing and Distribution

We sell our storage systems products, value-added storage software, and MegaRAID products to our OEM customers who sell them worldwide under their own brand identities using their sales and distribution channels. We also distribute our MegaRAID products, 3ware RAID server adapters, ONStor network attached storage gateways and recently introduced CTS2600 storage components through a network of resellers and distributors, who resell the products to end users with additional hardware, software and services, or on a standalone basis for use with existing equipment.

The products we sell to our OEM customers may be integrated by the OEM with value-added services, hardware and software and delivered as comprehensive and differentiated storage solutions to enterprises. We work closely with our OEM customers and tailor these relationships to meet the diverse needs and requirements of end customers worldwide. We also provide our OEM customers with training services to enhance their abilities to sell and support our products. After receiving our training services, most of our OEM customers independently market, sell and support our products, requiring limited ongoing product support from us. We assist some of our OEM customers further by providing additional resources such as tailored, account-specific education, training, technical support and sales and marketing assistance, allowing these customers to leverage our storage products and industry expertise. By selling products through our OEM customers and leveraging their brand marketing and worldwide sales channels, we are able to address more markets, reach a greater number of enterprises, and achieve better leverage of our sales and marketing expenditures.

Our marketing efforts support our OEM customers, as well as our distributors and reseller channels, with programs targeted at developing differentiated go-to-market strategies and increasing sales effectiveness. Depending on the nature of our channel customer engagement, our marketing teams offer various levels of assistance in assessing and analyzing the competitive landscape, defining product strategy and roadmaps, developing product positioning and pricing, creating product launch support materials and closing sales. These marketing teams carefully coordinate joint product development and marketing efforts with our customers to ensure that we address and effectively target enterprise requirements. We maintain sales and marketing organizations in the United States and internationally in China, France, Germany, Italy, Japan, Singapore, Sweden and the United Kingdom.

Customers

In 2010, International Business Machines Corporation accounted for approximately 19.4% and Seagate Technology accounted for approximately 13.8% of our total revenues. No other customer accounted for more than 10% of our total revenues in 2010. We currently have a highly concentrated customer base as a result of our strategy to focus our marketing and sales efforts on select, large-volume customers. Our top 10 end customers in 2010, based on revenue, accounted for approximately 64.6% of our revenue. The loss of any of our significant customers, any substantial decline in sales to these customers, or any significant change in the timing or volume of purchases by these customers could result in substantially lower revenues and could materially harm our business, financial condition or results of operations.

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

Wafer fabrication is very complex and costly, and the industry trend has been towards outsourcing all or a portion of this operation to silicon foundries located throughout the world. Our wafer fabrication is performed by third-party foundries, including Taiwan Semiconductor Manufacturing Corporation, our primary foundry partner, and other foundries such as IBM and Silicon Manufacturing Partners, a joint venture owned by us and GLOBALFOUNDRIES.

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

The assembly of our storage systems products involves integrating components and manufactured sub-assemblies into final products, which are configured and tested before being delivered to our customers. The highly modularized nature of our storage systems products allows for flexible assembly and delivery models, which include build-to-order, configure-to-order, direct shipment, bulk shipment and local fulfillment services. We have implemented these models in an effort to reduce lead times for delivery of our products and to enable channel customers to select from among multiple manufacturing and delivery alternatives, the methods that best complement their operations.

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

Our principal competitors in the Semiconductor segment include Avago Technologies Limited, Cavium Networks, Inc., Freescale, Inc., International Business Machines Corporation, Marvell Technology Group, Ltd., NetLogic Microsystems, Inc., PMC-Sierra, Inc., STMicroelectronics N.V. and Texas Instruments, Inc.

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

Storage Systems Competitors

The market for our storage systems products is highly competitive, rapidly evolving and subject to changing technology, customer needs and new product introductions. We compete with products from storage systems and sub-system providers such as Dot Hill Systems Corporation, Infortrend Technology Inc., PMC-Sierra, Inc., Promise Technology Inc., and Xyratex Group Limited. We also face competition from internal divisions of several of our OEM customers, such as IBM and Dell, who must choose whether to develop products internally or obtain them from companies such as LSI. We also compete indirectly with large, well-capitalized storage systems companies such as EMC Corporation, Hitachi Data Systems and NetApp, Inc., who sell to the same end-customers as our OEM customers.

The principal competitive factors for storage systems products include:

•	features and functionality;

•	product performance and price;

•	reliability, scalability and data availability;

•	interoperability with other server, storage networking and storage systems platforms;

•	interoperability with industry applications, including database, email and internet content delivery systems;

•	support for emerging industry and customer standards;

•	levels of training, marketing and customer support;

•	level of easily customizable features;

•	quality and availability of supporting software;

•	quality of system integration; and

•	technical services and support.

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

Patents, Trademarks and Licenses

We own or have rights to a number of patents, trademarks, copyrights, trade secrets and other intellectual property directly related to and important to our business. As of December 31, 2010, we had approximately 11,200 U.S. patents and patent applications and a number of related foreign patents and patent applications. These patents include patents related to the following technologies:

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

Companies in the technology industry are often subject to claims of intellectual property infringement. You can find information about the impact of these types of claims in Item 1A — “Risk Factors.” You can also find information about legal proceedings against us that involve intellectual property claims in Note 14 to our financial statements in Item 8.

Research and Development

Our industry experiences rapid change and we must continually develop new products to remain competitive. Our research and development expenditures were $670 million, $608 million and $673 million for fiscal 2010, 2009 and 2008, respectively. We anticipate that we will continue to make significant research and development expenditures to maintain our competitive position with a continuing flow of innovative products and technology.

Working Capital

Information about our working capital practices is included in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the heading “Financial Condition, Capital Resources and Liquidity” and is incorporated herein by reference.

Environmental Regulation

Federal, state and local regulations, in addition to those of other nations, impose various environmental controls on certain chemicals and substances used in the manufacture of semiconductor and storage products. To comply with these regulations, we have implemented environmental, health and safety management system processes. We offer products that comply with the requirements of the European Union Restriction of Hazardous Substances Directive 2002/95/EC (RoHS Directive) that was implemented on July 1, 2006 and other international environmental regulations impacting electronic equipment and components. We also work internally and with our suppliers and customers to develop a pro-active approach to emerging concerns such as those associated with climate change.

While to date we have not experienced any material adverse impact on our business from environmental regulations, regulations of this type might be adopted or amended that impose expensive obligations on us in the future. In addition, responsibility for cleaning up alleged historic chemical releases into the environment or some future violation of regulations on the use of restricted substances in products we sell could result in:

•	the need for additional capital or other material improvements;

•	liability to our employees and/or third parties; and/or

•	business interruptions.

Employees

As of December 31, 2010, we had 5,718 full-time employees.

Our future success depends upon the continued service of our key technical and management personnel and upon our ability to continue to attract and retain qualified employees, particularly highly skilled design, process and test engineers involved in the development of new products and processes. We currently have favorable employee relations, but the competition for technical personnel is intense, and the loss of key employees or the inability to hire such employees when needed could have a material adverse impact on our business and financial condition.

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

A limited number of customers account for a substantial portion of our revenues. In 2010, IBM and Seagate, our two largest customers, represented approximately 19.4% and 13.8%, respectively, of our total revenues, and our 10 largest customers accounted for approximately 64.6% of our revenue. If any of our key customers reduced significantly or canceled its orders, our business and operating results could be significantly harmed. Because many of our semiconductor products are designed for specific customers and have long product design and development cycles, it would be difficult for us to replace revenues from key customers that reduce or cancel their existing orders for these products.

In addition, if we fail to win new product designs from our major customers, our business and results of operations may be harmed. Further, if our major customers make significant changes in scheduled deliveries, decide to pursue the internal development of the products we sell to them or are acquired, our business and results of operations may be harmed. For example, in 2010, IBM announced its internally developed Storwize® V7000 storage systems product family. While IBM has positioned the V7000 above the mid-range storage systems products that we currently sell to IBM, the V7000 offers a number of similar features and may be preferred by potential customers over our offering. Further, if IBM chooses to emphasize sales of its V7000 system over systems based on our products, our sales from these products and resulting revenues could be negatively impacted. Additionally, business combinations involving our customers or competitors of our customers could have a positive or negative impact on our business.

If we fail to keep pace with technological advances, or if we pursue technologies that do not become commercially accepted, customers may not buy our products and our results of operations may be harmed.

Many of the industry segments in which we operate are characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements, short product cycles and evolving industry standards. We believe that our future success will depend, in part, on our ability to improve on existing technologies and to develop and implement new ones, as well as on our ability to adopt and implement emerging industry standards in a timely manner and to adapt products and processes to technological changes. If we fail to develop new and enhanced products and technologies, if we focus on technologies that do not become widely adopted, or if new technologies that we do not support and that compete with technologies we do support become widely accepted, demand for our current and planned products may be reduced. For example, if tablet computing, which involves the use of flash memory rather than hard disks to store data, becomes significantly more popular, it could have an impact on demand for hard drives.

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

Increased competition may harm our revenues and margins. For example, competitors with greater financial resources may be able to offer lower prices than ours, or they may offer additional products, services or other incentives that we may not be able to match. Competitors may be better able than us to respond quickly to new technologies and may undertake more extensive marketing campaigns than we do. They may also make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their market share. In addition, competitors may sell commercial quantities of new products before we do, establishing a market position that we may not be able to overcome once we introduce similar products in commercial quantities. If we are unable to develop and market competitive products on a timely basis, we will likely fail to maintain or expand our market share and our revenues will likely decline.

Customer orders and ordering patterns can change quickly, making it difficult for us to predict our revenues and making it possible that our actual revenues may vary materially from our expectations, which could harm our results of operations and stock price.

We sell a significant amount of products pursuant to purchase orders that customers may cancel or defer on short notice without incurring a significant penalty. In addition, the period of time between order and product shipment can be very short. If customers reduce the rate at which they place new orders, whether because of changing market conditions for their products or other reasons, or if they cancel or defer previously placed orders, the impact on our revenue can occur quickly and could cause us to experience revenues that are lower than we may have indicated in any public forecast of our future revenue. For example, as economic conditions deteriorated in the fourth quarter of 2008, our sales declined below the expectations we had publicly announced earlier that quarter because our customers’ orders declined to a level below that which we had anticipated. Reductions in new order rates as well as cancellations or deferrals of existing orders could also cause us to hold excess inventory, which could adversely affect our results of operations.

We depend on outside suppliers to manufacture, assemble, package and test our products; accordingly, any failure to secure and maintain sufficient manufacturing capacity at attractive prices or to maintain the quality of our products could harm our business and results of operations.

We depend on third-party foundries to manufacture integrated circuits for us and on outside suppliers to assemble and test our semiconductor products and to assemble our storage systems products. As such, we face the following risks:

•	a supplier may be unwilling to devote adequate capacity to the production of our products or may be unable to produce our products;

•	a supplier may fail to develop, or may discontinue, manufacturing methods or technologies necessary for our products;

•	manufacturing costs may be higher than planned;

•	product reliability may decline;

•	a manufacturer may not be able to maintain continuing relationships with its suppliers; and

•	we may have reduced control over delivery schedules, quality, manufacturing yields and costs of products.

The ability of an independent foundry to provide us with integrated circuits is limited by its available capacity and existing obligations. We generally do not enter into contracts to reserve foundry capacity. Availability of foundry capacity has in the past been reduced from time to time due to strong demand and may not be available when needed at reasonable prices. We currently believe that semiconductor foundry capacity is constrained with respect to certain technology platforms. If foundry capacity is limited, it is possible that one of our foundries may allocate capacity to the production of other companies’ products, including those of our competitors. This reallocation could impair our ability to obtain sufficient wafers. If we experience greater demand than expected for our products that we are not able to meet, we would miss opportunities for additional revenue and could experience a negative impact on our relationships with affected customers. We may also use a second foundry for a particular product when capacity at the main foundry is limited, but the cost of integrated circuits at the second foundry may be higher, which would reduce our margins. In addition, only a limited number of foundries provide services using the advanced technologies we require to provide leading edge products. Because of the limited competition, it is possible that our foundry partners for products requiring these technologies will price their services at levels which have an adverse impact on our gross margins or make it unprofitable for us to offer these products. This limited competition may also make it more difficult for us to use a second foundry for a product when we believe that doing so would be advantageous.

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

As a result of all of these factors and risks, and although we carefully monitor and plan for capacity and other issues, we cannot provide any assurances that we can obtain sufficient quantities of products from our suppliers on a timely basis or at reasonable prices.

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

Our products may contain undetected defects, errors or failures, which may not become apparent until the products are deployed in commercial applications and other equipment. Consequently, customers may discover errors after the products have been deployed. The occurrence of any defects, errors or failures could result in:

•	cancellation of orders;

•	product returns, repairs or replacements;

•	monetary or other accommodations to our customers;

•	diversion of our resources;

•	legal actions by customers or customers’ end users;

•	increased insurance costs; and

•	other losses to us or to customers or end users.

Any of these occurrences could also result in the loss of or delay in market acceptance of products and loss of sales, which could negatively affect our business and results of operations. As our products become even more complex in the future, this risk may intensify over time and may result in increased expenses.

Our pension plans are underfunded, and may require significant future contributions, which could have an adverse impact on our business.

We have defined benefit pension plans under which we are obligated to make future payments to participants. We have set aside funds to meet our anticipated obligations under these plans. At December 31, 2010, our projected benefit obligations under our pension plans exceeded the value of the assets of those plans by approximately $462.3 million. U.S. law provides that we must make contributions to the pension plans in 2011 of at least $64 million. We expect to be required to make additional contributions to the plans in future years. We may also choose to make additional, voluntary contributions to the plans. Depending on our cash position at the time, contributions to our pension plans could impact our operating flexibility, for example by impacting our ability to invest in new products.

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

We derive, and we expect to continue to derive, a substantial portion of our revenue from sales of products shipped to locations outside of the United States. These products are typically incorporated into our customers’ products, which we believe are ultimately sold to end-users around the world. In addition, we perform a significant amount of our development work outside the United States and most of our products are manufactured outside of the United States. We are subject to a number of risks that could adversely affect our business and results of operations as a result of our operations outside of the United States, our customers’ and suppliers’ operations outside of the United States and end-demand outside of the United States, including:

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

We expect to continue to explore strategic acquisitions that build upon or expand our library of intellectual property, human capital and engineering talent, and that could increase our ability to address the needs of our customers. For example, in 2009 we acquired ONStor, Inc. to add network attached storage capabilities to our product offerings and the 3ware assets, which included a RAID server adapter distribution channel business. Acquisitions of high-technology companies have inherent risks. No assurance can be given that our previous acquisitions or future acquisitions will be successful and will not harm our business or operating results. In addition, we may make investments in companies, products and technologies through strategic alliances and otherwise. If these investments are not successful, our results of operations may suffer.

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

In some of our fields of operation, there are only a limited number of people in the job market who possess the requisite skills. In the past, we have experienced difficulty in identifying and hiring sufficient numbers of qualified engineers in parts of our business, as well as in retaining engineers and other qualified employees. The loss of the services of any key personnel or our inability to hire new personnel with the requisite skills could restrict our ability to develop new products or enhance existing products in a timely manner, to sell products to our customers or to manage our business effectively. In light of economic conditions in early 2009, we implemented several cost-saving measures that directly affected employee compensation. These measures, or others that we may take in the future, may negatively impact our ability to recruit and retain qualified personnel.

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

Our business is subject to or may be impacted by various environmental laws and regulations. For example, we are subject to the European Union Directive on the Restriction of the use of certain Hazardous Substances in Electrical & Electronic Equipment (RoHS) and the Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) Regulation in the European Union. Such regulations could require us to redesign our products in order to comply with their requirements and require the development and/or maintenance of compliance administration systems. Redesigned products could be more costly to manufacture or require more costly or less efficient raw materials. If we cannot develop compliant products on a timely basis or properly administer our compliance programs, our revenues could decline due to lower sales. In addition, under certain environmental laws, we could be held responsible, without regard to fault, for costs relating to any contamination at our current or past facilities and at third party waste disposal sites. We could also be held liable for consequences arising out of human exposure to such substances or other environmental damage.

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

Item 4.	(Removed and Reserved)

Executive Officers of LSI

Set forth below is information about our executive officers.

Name	Age	Position

Abhijit Y. Talwalkar	46	President and Chief Executive Officer
Philip W. Bullinger	46	Executive Vice President and General Manager, Engenio Storage Group
Bryon Look	57	Executive Vice President, Chief Financial Officer and Chief Administrative Officer
Jean F. Rankin	52	Executive Vice President, General Counsel and Secretary
D. Jeffrey Richardson	46	Executive Vice President and General Manager, Semiconductor Solutions Group

Mr. Talwalkar has been our President and Chief Executive Officer and a member of our Board of Directors since May 2005. Prior to joining LSI, Mr. Talwalkar was employed by Intel Corporation, a microprocessor manufacturer, from 1993 until 2005. At Intel, he held a number of management positions, including senior positions from 1995 to 2005. Mr. Talwalkar is a member of the board of directors of LAM Research Corporation.

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

Ms. Rankin has been our Executive Vice President, General Counsel and Secretary since April 2007. Ms. Rankin joined LSI in 2007, following our acquisition of Agere Systems, a semiconductor company. At Agere, she had been Executive Vice President, General Counsel and Secretary since 2000. Ms. Rankin is a member of the board of directors of InterDigital, Inc.

Mr. Richardson has been the leader of our Semiconductor Solutions Group since January 2009. From April 2007 through January 2009, he led our Network and Storage Products Group, which included our Networking, Custom and Storage Interfaces semiconductor businesses. From September 2005 through April 2007, he was the leader of our Custom Solutions Group, and from June 2005 through September 2005, he led our Corporate Strategy function. From 1992 through June 2005, he held a variety of management positions at Intel, including senior positions from 1999 to 2005.

Officers are not elected for a fixed term of office but hold office until their successors have been elected. There are no family relationships among the executive officers and directors of LSI.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our stock trades on the New York Stock Exchange under the symbol “LSI.” In May 2010, our Chief Executive Officer submitted to the Exchange an annual certification stating that he was not aware of any violations of the Exchange’s corporate governance listing standards.

The table below shows the high and low sales prices for our common stock for each quarter during our last two full fiscal years, as reported in the consolidated transaction reporting system.

	2010		2009
	High	Low	High	Low

First Quarter	$6.73	$4.88	$3.93	$2.39
Second Quarter	$6.72	$4.42	$5.20	$3.29
Third Quarter	$5.14	$3.89	$5.78	$4.35
Fourth Quarter	$6.13	$4.41	$6.14	$4.88

At February 22, 2011, there were 319,081 holders of record of our common stock. We believe that we have a greater number of additional stockholders who own their shares through brokerage firms and other nominees.

We have never paid cash dividends on our common stock. We do not currently pay, and do not anticipate paying in the foreseeable future, any cash dividends to our stockholders.

Issuer Purchases of Equity Securities

The following table contains information about our repurchases of our common stock during the quarter ended December 31, 2010.

			Total Number of
			Shares Purchased	Dollar Value of Shares
	Total Number		as Part of	that May Yet Be
	of Shares	Average Price	Publicly Announced	Purchased Under
Period	Purchased	Paid per Share	Plans or Programs	the Programs

October 4 — November 3, 2010	—	$—	—	$32,256,652
November 4 — December 3, 2010	4,335,661	$5.77	4,335,661	$7,256,945
December 4 — December 31, 2010	1,198,916	$6.01	1,198,916	$56,986

Total	5,534,577	$5.82	5,534,577

On March 17, 2010, we announced that our Board of Directors had authorized the repurchase of up to $250.0 million of our common stock. The purchases reported in the table above were made pursuant to this authorization, effectively completing the share repurchase program.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on our common stock to that of the S&P 500 Index and the S&P 500 Semiconductors Index. The graph assumes that a $100 investment was made in our common stock and each of the indices at December 31, 2005, and that dividends, if any, were reinvested in all cases. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Comparison of Cumulative Five Year Total Return

	Dec 31, 2005	Dec 31, 2006	Dec 31, 2007	Dec 31, 2008	Dec 31, 2009	Dec 31, 2010
LSI Corporation	$100	$112.50	$66.37	$41.12	$75.13	$74.87
S&P 500 Index	$100	$115.79	$122.16	$76.96	$97.33	$111.99
S&P 500 Semiconductors Index	$100	$91.09	$102.00	$55.34	$89.09	$99.07

Item 6.	Selected Financial Data

Five-Year Consolidated Summary

	Year Ended December 31,
	2010	2009	2008	2007	2006
		(In thousands, except per share amounts)

Revenues	$2,570,047	$2,219,159	$2,677,077	$2,603,643	$1,982,148
Cost of revenues	1,461,182	1,375,758	1,608,108	1,699,785	1,158,983

Gross profit	1,108,865	843,401	1,068,969	903,858	823,165
Research and development	669,822	608,312	672,511	655,224	413,432
Selling, general and administrative	343,013	326,014	406,875	381,409	255,569
Restructuring of operations and other items, net	58,885	38,246	43,717	148,121	(8,427)
Goodwill and identified intangible asset impairment charges	—	—	541,586	2,021,463	—
Acquired in-process research and development	—	—	—	188,872	4,284

Income/(loss) from operations	37,145	(129,171)	(595,720)	(2,491,231)	158,307
Interest expense	(5,601)	(21,931)	(34,943)	(31,020)	(24,263)
Interest income and other, net	13,848	20,272	36,110	46,758	51,276

Income/(loss) before income taxes	45,392	(130,830)	(594,553)	(2,475,493)	185,320
Provision/(benefit) for income taxes	5,420	(83,111)	27,700	11,326	15,682

Net income/(loss)	$39,972	$(47,719)	$(622,253)	$(2,486,819)	$169,638

Basic net income/(loss) per share	$0.06	$(0.07)	$(0.96)	$(3.87)	$0.43

Diluted net income/(loss) per share	$0.06	$(0.07)	$(0.96)	$(3.87)	$0.42

Year-end status:
Total assets	$2,424,912	$2,967,930	$3,344,194	$4,396,390	$2,852,144
Long-term obligations	$622,782	$652,441	$1,105,739	$1,148,689	$429,400
Stockholders’ equity	$1,317,502	$1,461,104	$1,440,922	$2,484,996	$1,895,738

On April 2, 2007, we acquired Agere Systems Inc. through the merger of Agere and a subsidiary of ours. The merger was accounted for as a purchase. Accordingly, the results of operations of Agere and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements from April 2, 2007.

Beginning in 2007, we included amortization of identified intangible assets in cost of revenues. Amortization of identified intangible assets of $32.1 million for the year ended December 31, 2006, which was previously reported as a separate component of operating expenses, has been reclassified to cost of revenues for consistency.

In 2009, we recorded a tax benefit of $83.1 million, primarily attributable to an $81.0 million tax benefit resulting from settlements of tax audits in foreign jurisdictions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis should be read in conjunction with the other sections of this Form 10-K, including Part 1, “Item 1: Business”; Part I, “Item 1A: Risk Factors”; Part II, “Item 6: Selected Financial Data”; and Part II, “Item 8: Financial Statements and Supplementary Data.”

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

Our Semiconductor segment designs, develops and markets highly complex integrated circuits for storage and networking applications. These solutions include both custom solutions and standard products. We design custom solutions for a specific application defined by the customer. We develop standard products for market applications that we define and then sell to multiple customers. We sell our integrated circuits for storage applications principally to makers of hard disk drives, solid state drives and computer servers. We sell our integrated circuits for networking applications principally to makers of devices used in computer and telecommunications networks and, to a lesser extent, to makers of personal computers. We also generate revenue by licensing other entities to use our intellectual property.

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

Our revenues depend on market demand for these types of products and our ability to compete in highly competitive markets. We face competition not only from makers of products similar to ours, but also from competing technologies. For example, we see the development of solid state drives based on flash memory rather than the spinning platters used in hard disk drives as a long-term potential competitor to certain types of hard disk drives and we are focusing development efforts in that area.

We derive the majority of our revenue from sales of products for the external storage systems, server, hard disk drive and networking equipment end markets. We believe that these markets offer us attractive opportunities because of the growing demand to create, store, manage and move digital content. We believe that this growth is occurring as a result of a number of trends, including:

•	The increasing popularity of mobile devices such as smart phones and media tablets, and the increasing use of the internet for streaming media, such as videos and music, which are driving the need for more network capacity;

•	Consumer and business demand for hard disks to store increasing amounts of digital data, including music, video, pictures, medical and other business records; and

•	Enterprises are refreshing their data centers to provide higher levels of business support and analytics, which drives demand for new servers and storage systems.

In 2010, our business continued to recover from the economic downturn that began in 2008, and benefited from a new product cycle in our storage systems business, as our revenues grew approximately 15.8% from 2009. During the year, we continued our focus on seeking semiconductor business with market-leading customers to drive future business performance. We also began to address markets for storage systems products beyond our traditional OEM customer base in an effort to grow and diversify that business. In 2010, we reported net income of $40.0 million, or $0.06 per share, an improvement from a loss of $47.7 million, or $0.07 per share, in 2009. The improvement reflects both increased revenues and a continuing focus on expense control. We have been focused on controlling our operating expenses to help achieve a higher level of profitability. Our 2009 results included an income tax benefit of $83.1 million resulting primarily from the settlement of multi-year tax audits outside the U.S. In 2010, we had a tax provision of $5.4 million.

Our cash and cash equivalents, together with our short-term investments, declined from $962.1 million at the end of 2009 to $676.7 million at the end of 2010. During 2010, we had strong operating cash flows of $367.2 million. We also repaid $350 million of debt when it matured and announced and effectively completed a $250 million share repurchase program.

Late in 2010, in response to the changing external storage systems market, we changed some of our business strategies in the Storage Systems segment and discontinued several development projects, and in early 2011 closed several office locations and reduced our headcount. These programs were isolated primarily to one customer and unrelated to our current core product offerings. We do not expect any material impact to near-term or future revenues due to these actions. Also in 2010, we reduced our global workforce in non-strategic areas as we continued to increase synergies across our Semiconductor segment. As a result of these actions, we recognized $61.6 million of restructuring expenses in 2010. Of these charges, $44.1 million are non-cash charges and $17.5 million are cash charges.

As we look forward into 2011, we are focused on a number of key objectives, including:

•	Improving our gross margins and controlling operating expenses to drive improved financial performance;

•	Meeting or exceeding our development, product quality and delivery commitments to our customers;

•	Identifying attractive opportunities for future products, particularly in areas that are adjacent to technologies where we have strong capabilities;

•	Developing leading-edge new technologies; and

•	Developing the skills of our workforce.

RESULTS OF OPERATIONS

Revenues

The following table summarizes our revenues by segment:

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Semiconductor segment	$1,615.8	$1,421.5	$1,795.1
Storage Systems segment	954.2	797.7	882.0

Consolidated	$2,570.0	$2,219.2	$2,677.1

2010 compared to 2009:

Total consolidated revenues for 2010 increased by $350.8 million, or 15.8%, as compared to 2009.

Semiconductor Segment:

Revenues for the Semiconductor segment increased by $194.3 million, or 13.7%, in 2010 as compared to 2009. The increase was primarily attributable to an increase in unit sales from increased demand for semiconductors used in networking and storage product applications in 2010 as the economy began a slow recovery from the global economic downturn in the fall of 2008. To a lesser extent, the increase reflected higher revenues from the licensing of our intellectual property.

Storage Systems Segment:

Revenues for the Storage Systems segment increased by $156.5 million, or 19.6%, in 2010 as compared to 2009. The increase was attributable to an increase in unit sales of our server RAID adapters and software due to the economic recovery, increases in market share and additional revenues in 2010 from the acquisition of the 3ware RAID storage adapter business in April 2009. The increase was also attributable to an increase in unit sales of our entry-level storage systems due to the economic recovery and the ramping of our new products introduced in the second quarter of 2010 and, to a lesser extent, additional revenues in 2010 from the acquisition of ONStor, Inc. in July 2009.

2009 compared to 2008:

Total consolidated revenues for 2009 decreased by $457.9 million, or 17.1%, as compared to 2008.

Semiconductor Segment:

Revenues for the Semiconductor segment decreased by $373.6 million, or 20.8%, in 2009 as compared to 2008. The decrease in 2009 was primarily attributable to a decline in unit sales due to decreased demand for semiconductors used in storage and networking product applications as a result of the global economic downturn during 2009 and decreased unit sales of our networking product applications that we no longer invested in. The decrease was partially offset by increased unit sales due to the acquisition of the hard disk drive, or HDD, semiconductor business of Infineon in April 2008 and our newer networking product applications.

Storage Systems Segment:

Revenues for the Storage Systems segment decreased by $84.3 million, or 9.6%, in 2009 as compared to 2008. The decrease in 2009 was primarily attributable to a decrease in unit sales of our mid-range storage systems and related premium software features as a result of the global economic downturn during 2009. The decrease was partially offset by increased unit sales of our entry-level storage systems and our server RAID adapters, following our acquisition of the 3ware RAID storage adapter business in April 2009.

Significant Customers:

The following table provides information about our significant customers, each of whom accounted for 10% or more of consolidated revenues or 10% or more of either segment’s revenues:

	Year Ended December 31,
	2010	2009	2008

Semiconductor segment:
Number of significant customers	1	1	1
Percentage of Semiconductor segment revenues	22%	24%	26%
Storage Systems segment:
Number of significant customers	2	2	3
Percentage of Storage Systems segment revenues	47%, 14%	48%, 13%	46%, 14%, 11%
Consolidated:
Number of significant customers	2	2	2
Percentage of consolidated revenues	19%, 14%	19%, 16%	17%, 16%

Revenues by Geography

The following table summarizes our revenues by geography based on the ordering location of the customer. Because we sell our products primarily to other sellers of technology products and not to end-users, the information in the table below may not accurately reflect geographic end-demand for our products.

	Year Ended December 31,
	2010	2009	2008
	(In millions)

North America*	$691.3	$519.2	$737.2
Asia**	1,223.1	1,126.0	1,359.8
Europe and the Middle East	655.6	574.0	580.1

Total	$2,570.0	$2,219.2	$2,677.1

*	Primarily the United States.

**	Primarily Singapore, China and Taiwan.

2010 compared to 2009:

Revenues in North America; Europe and the Middle East; and Asia increased 33.1%, 14.2% and 8.6%, respectively, in 2010 as compared to 2009. The increase in North America was primarily attributable to increased unit sales of storage systems, server RAID adapters and software and semiconductors used in storage product applications. The increase in Europe and the Middle East was primarily attributable to increased unit sales of semiconductors used in storage and networking product applications, storage systems, and server RAID adapters and software. The increase in Asia was primarily attributable to increased unit sales of semiconductors used in storage and networking product applications and server RAID adapters and software.

2009 compared to 2008:

Revenues in North America and Asia decreased 29.6% and 17.2%, respectively, in 2009 as compared to 2008. The decrease in North America was primarily attributable to decreased unit sales of storage systems due to the global economic downturn in 2009 and the result of a significant customer shifting order placements from the U.S. to Europe. North America revenues from semiconductors also decreased in 2009 primarily due to the global economic downturn and a decrease in demand for networking products that we were no longer investing in. The decrease in Asia was primarily attributable to decreased unit sales of semiconductors used in storage and networking product applications. Revenues in Europe and the Middle East decreased 1.1% in 2009 as compared to 2008. The decrease was primarily attributable to decreased unit sales of semiconductors used in networking products that we were no longer investing in, offset in part by increased unit sales of storage systems as the result of a significant customer shifting order placements from the U.S. to Europe beginning in the third quarter of 2008.

Gross Profit Margin

The following table summarizes our gross profit margins by segment:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Semiconductor segment	$746.7	$564.1	$736.9
Percentage of Semiconductor segment revenues	46.2%	39.7%	41.1%
Storage Systems segment	$362.2	$279.3	$332.1
Percentage of Storage Systems segment revenues	38.0%	35.0%	37.7%

Consolidated	$1,108.9	$843.4	$1,069.0

Percentage of consolidated revenues	43.1%	38.0%	39.9%

2010 compared to 2009:

Consolidated gross profit as a percentage of total revenues, or gross margin, increased to 43.1% in 2010 from 38.0% in 2009.

Semiconductor Segment:

Gross margins for the Semiconductor segment increased to 46.2% in 2010 from 39.7% in 2009. The increase was primarily attributable to a favorable shift in product mix as a result of increased revenues from the licensing of our intellectual property, which have higher gross margins than products, a decrease in amortization of identified intangible assets, and more favorable unit costs from our suppliers as a result of our volumes increasing.

Storage Systems Segment:

Gross margins for the Storage Systems segment increased to 38.0% in 2010 from 35.0% in 2009. The increase was primarily attributable to a favorable shift in product mix resulting from higher demand for our server RAID adapters and software, mid-range storage systems and related premium software, which all have higher gross margins than other products. The increase was also attributable to higher overall absorption of fixed costs as a result of the 19.6% increase in segment revenues, along with ongoing product cost reductions and, to a lesser extent, the absence of a $4.5 million charge incurred during 2009 to fair value inventories acquired as part of the 3ware acquisition.

2009 compared to 2008:

Consolidated gross margin decreased to 38.0% in 2009 from 39.9% in 2008.

Semiconductor Segment:

Gross margins for the Semiconductor segment decreased to 39.7% in 2009 from 41.1% in 2008. The decrease was primarily attributable to a shift in product mix and lower overall absorption of fixed costs as a result of the 20.8% decline in segment revenues in 2009. The decrease was offset in part by decreased manufacturing-related spending as a result of our cost reduction measures and a decrease in amortization of identified intangible assets as a percentage of revenues.

Storage Systems Segment:

Gross margins for the Storage Systems segment decreased to 35.0% in 2009 from 37.7% in 2008. The decrease was primarily driven by a shift in product mix as a greater percentage of our revenues consisted of entry-level storage systems, which have lower margins than other products, lower overall absorption of fixed costs as a result of the decrease in revenues and a charge of $4.5 million to fair value inventories acquired in the 3ware acquisition.

Research and Development

The following table summarizes our research and development, or R&D, expenses by segment:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Semiconductor segment	$528.5	$475.3	$534.0
Percentage of Semiconductor segment revenues	32.7%	33.4%	29.7%
Storage Systems segment	$141.3	$133.0	$138.5
Percentage of Storage Systems segment revenues	14.8%	16.7%	15.7%

Consolidated	$669.8	$608.3	$672.5

Percentage of consolidated revenues	26.1%	27.4%	25.1%

2010 compared to 2009:

Consolidated R&D expenses increased by $61.5 million, or 10.1%, in 2010 as compared to 2009, but decreased as a percentage of revenues from 27.4% in 2009 to 26.1% in 2010 as a result of the increase in revenues.

Semiconductor Segment:

R&D expenses for the Semiconductor segment consist primarily of employee salaries, contractor expenses, costs related to third-party design tools and materials used in the design of custom silicon and standard products, as well as depreciation of capital equipment and facilities-related expenditures.

R&D expenses for the Semiconductor segment increased by $53.2 million, or 11.2%, in 2010 as compared to 2009. The increase was primarily attributable to the restoration in early 2010 of certain employee compensation-related expenses that we reduced in 2009 during the economic downturn. The increase is also attributable to increased compensation-related expenses and facility costs as a result of headcount additions in China and India in 2010. R&D expenses as a percentage of segment revenues for the Semiconductor segment decreased from 33.4% in 2009 to 32.7% in 2010, as revenue growth outpaced the increase in R&D expenses.

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

R&D expenses for the Storage Systems segment increased by $8.3 million, or 6.2%, in 2010 as compared to 2009. The increase was primarily attributable to the restoration in early 2010 of certain employee compensation-related expenses that we reduced in 2009, and higher compensation-related expenditures associated with higher headcount from the acquisitions of the 3ware RAID storage adapter business in April 2009 and ONStor, Inc. in July 2009, partially offset by a decrease in R&D material spending as a result of tighter cost controls. R&D expenses as a percentage of segment revenues for the Storage Systems segment decreased from 16.7% in 2009 to 14.8% in 2010, as a result of the increase in revenues.

2009 compared to 2008:

Consolidated R&D expenses decreased by $64.2 million, or 9.5%, in 2009 as compared to 2008, but increased as a percentage of revenues from 25.1% in 2008 to 27.4% in 2009 as a result of the decrease in revenues.

Semiconductor Segment:

R&D expenses for the Semiconductor segment decreased by $58.7 million, or 11.0%, in 2009 as compared to 2008. The decrease was primarily attributable to lower compensation-related expenses as a result of reduced headcount from the restructuring actions taken during 2009, other compensation-related cost reduction measures, reductions in discretionary spending and lower spending on third-party contractors and materials associated with R&D projects. R&D expenses as a percentage of segment revenues for the Semiconductor segment increased from 29.7% in 2008 to 33.4% in 2009 as a result of the decrease in revenues.

Storage Systems Segment:

R&D expenses for the Storage Systems segment decreased by $5.5 million, or 4.0%, in 2009 as compared to 2008. The decrease was primarily attributable to lower compensation-related expenses as a result of reduced headcount from the restructuring actions taken during 2009, other compensation-related cost reduction measures and reductions in discretionary spending. The decrease was offset in part by additional compensation-related expenditures associated with the 3ware RAID storage adapter business and ONStor business acquisitions. R&D expenses as a percentage of segment revenues for the Storage Systems segment increased from 15.7% in 2008 to 16.7% in 2009 as a result of the decrease in revenues.

Selling, General and Administrative

The following table summarizes our selling, general and administrative, or SG&A, expenses by segment:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Semiconductor segment	$230.1	$212.7	$278.6
Percentage of Semiconductor segment revenues	14.2%	15.0%	15.5%
Storage Systems segment	$112.9	$113.3	$128.3
Percentage of Storage Systems segment revenues	11.8%	14.2%	14.5%

Consolidated	$343.0	$326.0	$406.9

Percentage of consolidated revenues	13.3%	14.7%	15.2%

2010 compared to 2009:

Consolidated SG&A expenses increased by $17.0 million, or 5.2%, in 2010 as compared to 2009, but decreased as a percentage of revenues from 14.7% in 2009 to 13.3% in 2010 as a result of the increase in revenues.

Semiconductor Segment:

SG&A expenses for the Semiconductor segment increased by $17.4 million, or 8.2%, in 2010 as compared to 2009. The increase was primarily attributable to the restoration in early 2010 of the employee compensation-related expenses that we reduced temporarily in 2009, and an increase in sales commissions and other sales-related expenditures as a result of increased design wins and revenues in 2010. SG&A expenses as a percentage of segment revenues for the Semiconductor segment decreased from 15.0% in 2009 to 14.2% in 2010, as revenues increased.

Storage Systems Segment:

SG&A expenses for the Storage Systems segment decreased by $0.4 million, or 0.4%, in 2010 as compared to 2009. The decrease was primarily attributable to reductions in spending as a result of maintaining tighter expense controls, offset in part by the restoration in early 2010 of the employee compensation-related expenses that we reduced in 2009, and higher compensation-related expenditures associated with the acquisitions of the 3ware RAID storage adapter business in April 2009 and the ONStor, Inc. in July 2009. SG&A expenses as a percentage of segment revenues for the Storage Systems segment decreased from 14.2% in 2009 to 11.8% in 2010, as revenue growth outpaced the increase in SG&A expenses.

2009 compared to 2008:

Consolidated SG&A expenses decreased by $80.9 million, or 19.9%, in 2009 as compared to 2008.

Semiconductor Segment:

SG&A expenses for the Semiconductor segment decreased by $65.9 million, or 23.7%, in 2009 as compared to 2008. The decrease was primarily attributable to lower compensation-related expenses as a result of reduced headcount from the restructuring actions taken during 2009, other compensation-related cost reduction measures, a decrease in amortization of identified intangible assets, and lower selling and general expenses attributable to cost containment activities. SG&A expenses as a percentage of segment revenues for the Semiconductor segment decreased from 15.5% in 2008 to 15.0% in 2009 as a result of the decrease in SG&A expenses.

Storage Systems Segment:

SG&A expenses for the Storage Systems segment decreased by $15.0 million, or 11.7%, in 2009 as compared to 2008. The decrease was primarily attributable to lower compensation-related expenses and other discretionary expenses as a result of continued cost containment activities, along with lower bad debt expense due to the decrease in revenues in 2009. The decrease was offset in part by additional expenditures associated with the 3ware and

ONStor acquisitions. SG&A expenses as a percentage of segment revenues for the Storage Systems segment decreased from 14.5% in 2008 to 14.2% in 2009 as a result of the decrease in expenses.

Restructuring of Operations and Other Items, Net

A complete discussion of our restructuring actions in 2010, 2009 and 2008 is included in Note 2 to our consolidated financial statements in Item 8.

The following table summarizes items included in restructuring of operations and other items, net:

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Lease and contract terminations(a)	$5.6	$19.5	$14.4
Employee severance and benefits(b)	11.9	10.1	25.4
Asset impairments and other exit activities(c)	44.1	0.6	(4.3)

Total restructuring expenses	61.6	30.2	35.5
Other items(d)	(2.7)	8.0	8.2

Total restructuring expenses and other items, net	$58.9	$38.2	$43.7

(a)	The 2009 amount included an accrual for remaining payments to be made under a design tool license agreement that we no longer use.

(b)	The amounts primarily related to restructuring actions taken to streamline our operations. In 2010, we reduced our global workforce in non-strategic areas as we continued to increase synergies across our Semiconductor segment. Also, late in 2010, in response to the changing external storage systems market, we changed some of our business strategies for the Storage Systems segment and discontinued several development projects, and in early 2011 closed several office locations and reduced our headcount.

(c)	The 2010 amount consisted of the write-off of software, intangible assets and fixed assets due to several development program cancellations resulting from the changes in business strategies in our Storage Systems segment. The 2008 amount included a $2.0 million gain on the sale of land in Gresham, Oregon and a $2.6 million gain on the sale of assets that were held for sale in Singapore in connection with the Agere merger.

(d)	The 2010 and 2009 amounts were primarily related to litigation. The credit for 2010 was primarily the result of a $4.4 million reversal of previously accrued litigation costs as a result of a court ruling in our favor, offset in part by $1.6 million of catch-up depreciation for land improvements resulting from the reclassification of Gresham land from held for sale to held and used in the fourth quarter of 2010. The 2008 amount included $12.5 million for the settlement of a legal proceeding, offset primarily by curtailment gains resulting from the pension plan freeze effective April 6, 2009 and termination of the post-retirement medical plans in 2009.

The following table summarizes the restructuring of operations and other items, net by segment:

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Semiconductor segment	$7.3	$34.9	$41.1
Storage Systems segment	51.6	3.3	2.6

Total restructuring expenses and other items, net	$58.9	$38.2	$43.7

Goodwill and Identified Intangible Asset Impairment Charges

We assess the impairment of identified intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There was no impairment of goodwill or identified intangible assets in 2009. Late in 2010, in response to the changing external storage systems market, we changed some of our business strategies for the Storage Systems segment and discontinued several development projects, which led us to determine that certain identified intangible assets were no longer recoverable. As a result, we recognized impairment charges of $17.1 million in the Storage Systems segment. These charges were included in restructuring of operations and other items, net. During the fourth quarter of 2008, we determined that, based on the then current market conditions in the semiconductor industry, the carrying amounts of goodwill and certain identified intangible assets for our Semiconductor reporting unit were no longer recoverable. We recognized a goodwill impairment charge of $364.1 million in the fourth quarter of 2008. The fair value of the Semiconductor reporting unit was estimated by using the present value of estimated future cash flows. In addition, we recognized $177.5 million in charges for the impairment of certain identified intangible assets in the Semiconductor segment for the year ended December 31, 2008.

Interest Expense, Interest Income and Other, net

The following table summarizes interest expense and components of interest income and other, net:

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Interest expense	$(5.6)	$(21.9)	$(34.9)
Interest income	13.7	20.6	46.2
Other income/(expense), net	0.1	(0.3)	(10.1)

Total	$8.2	$(1.6)	$1.2

Interest expense decreased by $16.3 million in 2010 compared to 2009 as a result of the redemption of our 6.5% Convertible Subordinated Notes in June 2009 and the repayment of our 4% Convertible Subordinated Notes in May 2010. Interest expense decreased by $13.0 million in 2009 as compared to 2008 as a result of the repurchase of $118.6 million of our 6.5% Convertible Subordinated Notes in November 2008 and the redemption of the remaining $243.0 million of these notes in June 2009.

Interest income decreased by $6.9 million in 2010 as compared to 2009 primarily as a result of lower cash balances and lower interest rates during 2010 compared to 2009. Interest income decreased by $25.6 million in 2009 as compared to 2008 primarily as a result of lower interest rates and, to a lesser extent, lower cash balances during 2009 compared to 2008.

Provision for Income Taxes

During 2010, we recorded an income tax provision of $5.4 million, which represents an effective tax rate of approximately 12% on the income before income taxes of $45.4 million. This rate differs from the U.S. statutory rate primarily because we have a full valuation allowance recorded against U.S. and certain non-U.S. net deferred tax assets and certain profitable non-U.S. jurisdictions where we have income taxes. The provision for income taxes in 2010 also includes a reversal of $31.8 million in liabilities for uncertain tax positions, which includes previously unrecognized tax benefits of $14.2 million and interest and penalties of $17.6 million, as a result of the expiration of statutes of limitations in multiple jurisdictions.

During 2009, we recorded an income tax benefit of $83.1 million, which represents an effective tax rate of approximately 64% on the loss before income taxes of $130.8 million. This rate differs from the U.S. statutory rate primarily because we have a full valuation allowance recorded against U.S. and certain non-U.S. net deferred tax assets and certain profitable non-U.S. jurisdictions where we have income taxes. The benefit for income taxes in 2009 is primarily a result of a net reversal of $111.7 million in liabilities for uncertain tax positions, which includes previously unrecognized tax benefits of $88.3 million and interest and penalties of $23.4 million, as a result of a settlement of a multi-year audit in a foreign jurisdiction, the expiration of various statutes of limitations and re-measurements of uncertain tax positions taken in prior periods based on new information.

During 2008, we recorded an income tax provision of $27.7 million, which represents an effective tax rate of approximately (5)% on the loss before income taxes of $594.6 million. This rate differs from the U.S. statutory rate primarily due to a full valuation allowance recorded against U.S. and certain non-U.S. net deferred tax assets and income taxes related to certain profitable non-U.S. jurisdictions. We also recorded a release of a $13.9 million liability because various statutes of limitations expired during the year and recorded an increase of $5.6 million in liabilities as a result of a re-measurement of uncertain tax positions taken in prior periods based on new information.

Excluding certain foreign jurisdictions, we believe that it is more likely than not that the future benefit of deferred tax assets will not be realized.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Cash, cash equivalents and short-term investments decreased to $676.7 million as of December 31, 2010 from $962.1 million as of December 31, 2009. The decrease was mainly due to cash outflows for financing and investing activities, offset in part by cash inflows generated from operating activities as described below.

Working Capital

Working capital increased by $48.1 million to $779.2 million as of December 31, 2010 from $731.1 million as of December 31, 2009. The increase was primarily attributable to the following:

•	Current portion of long-term debt decreased by $350.0 million as a result of the repayment of our 4% Convertible Subordinated Notes upon their maturity in May 2010;

•	Accounts payable decreased by $39.1 million primarily due to the normal timing of invoice receipts and payments;

•	Other accrued liabilities decreased by $29.7 million primarily attributable to the utilization of restructuring reserves, payments of taxes and decreases in other accruals related to our operations; and

•	Inventories increased by $17.4 million, primarily in the Semiconductor segment, as December 31, 2009 inventories were held at reduced levels due to expected declines in product demands associated with the overall economic downturn.

These increases in working capital were offset in part by the following:

•	Cash, cash equivalents and short-term investments decreased by $285.4 million;

•	Accrued salaries, wages and benefits increased by $49.0 million primarily as a result of timing differences in the payment of salaries and benefits and the addition of performance-based compensation accruals in early 2010, which we reduced in 2009 in response to the global economic downturn;

•	Prepaid expenses and other current assets decreased by $41.3 million primarily as a result of the reclassification of $16.8 million of assets from held for sale to held and used because the held for sale criteria were no longer met at December 31, 2010, as well as decreases in deferred tax assets and other receivables; and

•	Accounts receivable decreased by $12.4 million primarily as a result of an improvement in collections.

Working capital decreased by $270.8 million to $731.1 million as of December 31, 2009 from $1,001.9 million as of December 31, 2008. The decrease was primarily attributable to the following:

•	Cash, cash equivalents and short-term investments decreased by $157.0 million;

•	Current portion of long-term debt increased by $104.9 million as a result of the reclassification of $350.0 million of our 4% Convertible Subordinated Notes due in May 2010 from long-term debt to current portion of long-term debt, offset in part by the redemption of $243.0 million principal amount of our 6.5% Convertible Subordinated Notes during 2009;

•	Inventories decreased by $51.2 million primarily as a result of reduced inventory purchases to reflect the expected reduction in revenues resulting from the economic downturn and also as a result of our continued focus on supply chain management;

•	Prepaid expenses and other current assets decreased by $40.7 million primarily as a result of declines in prepaid taxes and prepaid software maintenance; and

•	Accounts payable increased by $12.0 million primarily as a result of the normal timing of invoice receipts and payments.

These decreases in working capital were offset in part by the following:

•	Accrued salaries, wages and benefits decreased by $37.4 million primarily as a result of the absence of performance-based compensation accruals;

•	Accounts receivable increased by $35.0 million primarily as a result of higher revenues in the fourth quarter of 2009 compared to the same quarter of 2008; and

•	Other accrued liabilities decreased by $22.6 million primarily attributable to a reversal in tax liabilities as a result of settlements of multi-year tax audits in foreign jurisdictions, utilization of restructuring reserves and a decrease in liabilities with third-party manufacturers.

Cash Provided by Operating Activities

During the year ended December 31, 2010, we generated $367.2 million of cash from operating activities, representing a significant improvement over $204.5 million of cash from operating activities in 2009. This increase was a result of the following:

•	Net income adjusted for non-cash items, including depreciation and amortization of $266.7 million, stock-based compensation expense of $66.4 million and non-cash restructuring of operations and other items, net, of $45.7 million. The non-cash items and other non-operating adjustments are quantified in our consolidated statements of cash flows included in Item 8;

•	Offset in part by a net decrease of $66.2 million in assets and liabilities, including changes in working capital components, from December 31, 2009 to December 31, 2010, as discussed above.

During the year ended December 31, 2009, we generated $204.5 million of cash from operating activities compared to $278.1 million in 2008. Cash provided by operating activities in 2009 was the result of the following:

•	A net loss adjusted for non-cash items, primarily depreciation and amortization of $268.2 million and stock-based compensation expense of $64.0 million. The non-cash items and other non-operating adjustments are quantified in our consolidated statements of cash flows included in Item 8;

•	Offset in part by a net decrease of $86.2 million in assets and liabilities, including changes in working capital components, from December 31, 2008 to December 31, 2009, as discussed above.

Cash Used in Investing Activities

Cash used in investing activities for the year ended December 31, 2010 was $60.1 million. The investing activities during 2010 were the following:

•	Purchases of property, equipment and software, net of proceeds from sales, totaling $91.5 million;

•	Proceeds from maturities and sales of investments, net of purchases, of $21.4 million; and

•	Proceeds of $10.0 million from the maturity of notes receivable associated with the sale in 2007 of our assembly and test operations in Thailand.

Cash used in investing activities for the year ended December 31, 2009 was $34.1 million as compared to $163.4 million for the year ended December 31, 2008. The investing activities during 2009 were the following:

•	Purchases of property, equipment and software, net of proceeds from sales, totaling $87.2 million;

•	Proceeds from maturities and sales of investments, net of purchases, of $76.6 million;

•	Acquisitions of businesses and companies, net of cash acquired, of $47.0 million;

•	A decrease in non-current assets and deposits of $13.5 million; and

•	Proceeds of $10.0 million from the maturity of notes receivable associated with the sale in 2007 of our assembly and test operations in Thailand.

We expect capital expenditures to be approximately $60 million in 2011. In recent years, we have reduced our level of capital expenditures as a result of our focus on establishing strategic supplier alliances with foundry semiconductor manufacturers and with third-party assembly and test operations, which enables us to have access to advanced manufacturing capacity while reducing our capital spending requirements.

Cash Used in Financing Activities

Cash used in financing activities for the year ended December 31, 2010 was $559.1 million as compared to $225.3 million for the year ended December 31, 2009. The primary financing activities during 2010 were the use of $350 million to repay our outstanding 4% Convertible Subordinated Notes upon their maturity in May 2010 and the use of $249.9 million to repurchase our common stock, which effectively completed the $250 million share repurchase program that was authorized by our Board of Directors on March 17, 2010, offset in part by the proceeds of $40.9 million from issuances of common stock under our employee stock plans.

The primary financing activities during 2009 were the use of $244.0 million to redeem our 6.5% Convertible Subordinated Notes, offset in part by the proceeds from issuances of common stock under our employee stock plans.

We do not currently pay, and do not anticipate paying in the foreseeable future, any cash dividends to our stockholders.

Cash, cash equivalents and short-term investments are our primary source of liquidity. We believe that our existing liquid resources and cash generated from operations will be adequate to meet our operating and capital requirements and other obligations for more than the next 12 months. We may, however, find it desirable to obtain additional debt or equity financing. Such financing may not be available to us at all or on acceptable terms if we determine that it would be desirable to obtain additional financing.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2010:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Other		Total
	(In millions)

Operating lease obligations	$54.2	$59.5	$18.2	$4.2	$—		$136.1
Purchase commitments	391.6	10.7	0.2	—	—		402.5
Unrecognized tax positions plus interest and penalties	—	—	—	—	85.7	**	85.7
Pension contributions	64.0	*	*	*	*		64.0

Total	$509.8	$70.2	$18.4	$4.2	$85.7		$688.3

*	We have pension plans covering substantially all former Agere U.S. employees, excluding management employees hired after June 30, 2003. We also have pension plans covering certain international employees. Although additional future contributions will be required, the amount and timing of these contributions will be affected by actuarial assumptions, the actual rate of return on plan assets, the level of market interest rates, and the amount of voluntary contributions to the plans. The amount shown in the table represents our planned contributions to our pension plans within a year. Because any contributions for 2012 and later will depend on the value of the plan assets in the future and thus are uncertain, we have not included any amounts for 2012 and beyond in the above table. Effective April 6, 2009, we froze the U.S. defined benefit pension plans, which covered active participants who joined us from Agere. As of December 31, 2010, our projected pension benefit obligation exceeded the fair value of our plan assets by $462.3 million. See Note 5 to our consolidated financial statements in Item 8.

**	This amount represents the non-current tax payable obligation. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.

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

Uncertain Tax Positions

As of December 31, 2010, we had $151.9 million of unrecognized tax benefits, for which we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, we estimate that the unrecognized tax benefits, plus accrued interest and penalties, could decrease by up to $16.3 million.

Standby Letters of Credit

As of December 31, 2010 and 2009, we had outstanding obligations relating to standby letters of credit of $3.9 million and $4.3 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, customs and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantee. The fair values of the letters of credit approximate the contract amounts. The standby letters of credit generally renew annually.

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

Stock Options:

The fair value of each option grant is estimated as of the date of grant using a reduced form calibrated binomial lattice model, or the lattice model. The lattice model requires the use of historical data for employee exercise behavior and the use of assumptions, including expected life, risk-free interest rate and expected stock price volatility over the term of our employee stock options. The expected life of employee stock options is affected by all of the underlying assumptions and calibration of our model. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities appropriate for the term of our employee stock options; however, this may not accurately reflect future interest rates.

We use an equally weighted combination of historical and implied volatilities as of the grant date. Although we believe that the equally weighted combination of historical and implied volatilities is more representative of future stock price trends than sole use of historical or implied volatilities, there is no way of accurately predicting the future stock price.

The lattice model estimates the probability of exercise by an employee as a function of two variables based on the entire history of exercises and cancellations for all past option grants made by us since our initial public offering. This estimate may not be a reliable indicator of future employee behavior.

Forfeitures are estimated based on historical experience, which may not hold true in the future.

Our determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as a number of highly complex and subjective assumptions. We use third-party consultants to assist in developing the assumptions used in, as well as calibrating, the lattice model. We are responsible for determining the assumptions used in estimating the fair value of our share-based payment awards. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with the Financial Accounting Standards Board, or FASB, guidance using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers with the risk of inventory obsolescence due to rapidly changing technology and customer requirements, product life-cycles, life-time buys at the end of supplier product runs and a shift of production to outsourcing. If actual demand or market conditions are less favorable than we project or our customers’ demands fail to meet our projections, additional inventory write-downs may be required.

If market conditions are more favorable than expected, we could experience more favorable gross profit margins going forward as we sell inventory that was previously written down.

Valuation of Long-Lived Assets, Intangible Assets and Goodwill

We have historically pursued the acquisition of businesses, which has resulted in the accumulation of a significant amount of goodwill and intangible assets. We assess the impairment of long-lived assets and identified intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of goodwill annually or sooner if events or changes in circumstances indicate that the carrying value may not be recoverable. When we determine that there is an indicator that the carrying value of long-lived assets, identified intangibles or related goodwill may not be recoverable, we measure impairment based on estimates of future cash flows.

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

Although we believe that our methods of evaluating impairment are reasonable, future changes in economic and other conditions could force us to take additional charges. Our next annual test for the impairment of goodwill is expected to be performed in the fourth quarter of 2011 or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Restructuring Reserves

We have recorded reserves/accruals for restructuring costs related to our restructuring of operations. The restructuring reserves include estimated payments to employees for severance, termination fees associated with leases and other contracts, decommissioning and selling costs associated with assets held for sale, and other costs related to the closure of facilities. The restructuring reserves are based upon management estimates at the time they are recorded. These estimates can change depending upon changes in facts and circumstances subsequent to when the original liability was recorded. For example, existing accruals for severance may be modified if employees are redeployed due to circumstances not foreseen when the original plans were initiated, accruals for outplacement services may not be fully utilized by former employees, and severance accruals could change for statutory reasons in countries other than the United States. Accruals for facility leases under which we ceased using the benefits conveyed to us under the lease may change if market conditions for subleases change or if we later negotiate a termination of the lease.

Income Taxes

The calculation of our tax liabilities involves the application of complex tax rules and regulations in multiple jurisdictions throughout the world. We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits and deductions, and in the calculation of specific tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as tax liabilities associated with uncertain tax positions. The calculation of tax liabilities involves uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by various tax jurisdictions. Significant changes to these estimates may result in an increase or a decrease to our tax provision in a subsequent period. The deferred tax assets we record each period depend primarily on our ability to generate future taxable income in the United States and certain non-U.S. jurisdictions. Each period, we evaluate the need for a valuation allowance for our deferred tax assets and, if necessary, we adjust the valuation allowance so that net deferred tax assets will be realized. If our outlook for future taxable income changes significantly, our assessment of the need for a valuation allowance may also change.

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

For 2010, we used an expected rate of return on plan assets of 8.0% for our U.S. pension plans. For our U.S. post-retirement benefit plans, we used a weighted-average long-term rate of return on assets of 7.0%. For the U.S. plans, we use a calculated market-related value of assets, or MRVA, in determining the estimated return on plan assets. The MRVA smoothes the recognition of asset gains and losses over a five-year period. Because of this smoothing, the MRVA also affects the determination of amortization of gains or losses. As of December 31, 2010, the MRVA for the U.S. plans was $951.1 million, as compared to a fair value of $925.0 million. If we used the fair value, the net periodic benefit cost would increase by $3.0 million for 2011.

Actuarial assumptions are based on our best estimates and judgment. Material changes may occur in retirement benefit costs in the future if these assumptions differ from actual events or experience. We performed a sensitivity analysis on the discount rate, which is the key assumption in calculating the pension and post-retirement benefit obligations. Each change of 25 basis points in the discount rate assumption would have had an estimated $38.0 million impact on the benefit obligation for the year ended December 31, 2010. Each change of 25 basis points in the discount rate assumption and expected rate of return assumption would have an estimated $0.2 million and $2.4 million, respectively, impact on annual net retirement benefit costs for the year ended December 31, 2011.

Fair Value Measurements

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

We determine the estimated fair value of financial assets and liabilities using the market approach and the income approach as considered to be appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses discounted cash flow models by considering market expectations about future cash flows and other inputs that are observable or can be corroborated by observable market data.

The fair value inputs are reviewed by management for reasonableness, may be further validated by comparison to publicly available information and could be adjusted based on market indices or other information that management deems material to their estimate of fair value. In the current market environment, the assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio, and because substantially all of our valuation inputs are obtained using quoted market prices for identical or similar assets, we do not believe that the nature of estimates and assumptions affected by levels of subjectivity and judgment is material to the valuation of our investment portfolio.

We do not estimate the fair value for non-marketable equity securities unless there are identified events or changes in circumstances that may have a significant adverse effect on the investment. If management determines that these non-marketable equity investments are impaired, losses are generally measured by using pricing reflected in current rounds of financing.

Other Than Temporary Impairment

We recognize an impairment charge when declines in the fair values of our investments in debt and equity securities below their cost basis are judged to be other than temporary. We evaluate both qualitative and quantitative factors, such as duration and severity of the unrealized loss, credit ratings, prepayment speeds, default and loss rates of the underlying collateral, structure and credit enhancements, to determine if a credit loss may exist.

For investments in equity securities, to determine if an impairment has occurred, we review the financial performance of each investee, industry performance and outlook for each investee, and the trading prices of marketable equity securities. For non-marketable equity securities, we review recent financing activities of the investees, movements in equity value, venture capital markets, the investee’s capital structure, liquidation preferences of the investee’s capital and other economic variables. If an unrealized loss is determined to be other than temporary, a loss is recognized as a component of interest income and other, net. For marketable equity securities, impairment losses are measured using the closing market price of the marketable securities on the date management determined that the investments are impaired. For non-marketable equity securities, impairment losses are generally measured by using pricing reflected in current rounds of financing. We do not estimate the fair values of non-marketable equity investments unless there are identified events or changes in circumstances that may have a significant adverse effect on the investments.

RECENT ACCOUNTING PRONOUNCEMENTS

The information contained in Note 1 to our financial statements in Part II, Item 8 under the heading “Recent Accounting Pronouncements” is incorporated by reference into this Part II, Item 7.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

A 10% weighted-average worldwide interest rate movement affecting our fixed and floating rate financial instruments as of December 31, 2010 and 2009, including investments and debt obligations, would not have had a significant effect on our consolidated balance sheets, results of operations or cash flows over the next fiscal year, assuming that the debt and investment balances remained consistent.

With the objective of protecting our cash flows and earnings from the impact of fluctuations in interest rates, while minimizing the cost of capital, we may enter into interest rate swaps from time to time. As of December 31, 2010, we had no interest rate swaps outstanding.

Foreign Currency Exchange Risk

We have foreign subsidiaries that operate and sell our products in various global markets. As a result, our cash flows and earnings are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through operational strategies and financial market instruments. We use various hedge instruments, primarily forward contracts with maturities of 12 months or less, to manage our exposure associated with net asset and liability positions and cash flows denominated in non-functional currencies. We did not enter into derivative financial instruments for trading purposes during 2010 and 2009.

Based on our overall currency rate exposures at December 31, 2010 and 2009, including derivative financial instruments and non-functional currency-denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar would not have a significant effect on our consolidated balance sheets, results of operations or cash flows over the next fiscal year.

Credit and Market Liquidity Risks

As of December 31, 2010, we had cash equivalents of $380.4 million, the majority of which is invested in money market funds. We had short-term investments of $154.9 million in debt securities. These securities are classified as available-for-sale and accordingly are recorded at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of applicable taxes.

These investments expose us to credit risk or the risk of loss should the issuer of the debt securities held in our portfolio or by the money market mutual funds we invest in be unable to meet their financial obligations under those securities. Our available-for-sale debt securities at December 31, 2010 included $116.6 million of asset-backed and mortgage-backed securities, of which $97.5 million are issued by agencies of the U.S. government. We diversify our investments to reduce the exposure to loss from any single issuer, sector, bank or mutual fund.

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

Credit and market liquidity risks could impact our consolidated results of operations to the extent we incur a loss or if management determines that changes in prices of available-for-sale debt securities are other than temporary.

Item 8.	Financial Statements and Supplementary Data

LSI Corporation

Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2010	2009

ASSETS
Cash and cash equivalents	$521,786	$778,291
Short-term investments	154,880	183,781
Accounts receivable, less allowances of $9,701 and $9,902, respectively	326,604	338,961
Inventories	186,772	169,335
Prepaid expenses and other current assets	73,778	115,084

Total current assets	1,263,820	1,585,452
Property and equipment, net	223,181	218,972
Identified intangible assets, net	561,137	739,244
Goodwill	188,698	188,698
Other assets	188,076	235,564

Total assets	$2,424,912	$2,967,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$173,919	$213,008
Accrued salaries, wages and benefits	126,307	77,281
Other accrued liabilities	184,402	214,096
Current portion of long-term debt	—	350,000

Total current liabilities	484,628	854,385
Pension and post-retirement benefit obligations	463,119	454,206
Income taxes payable — non-current	85,717	103,047
Other non-current liabilities	73,946	95,188

Total liabilities	1,107,410	1,506,826

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred shares; $.01 par value; 2,000 shares authorized; none outstanding	—	—
Common stock; $.01 par value; 1,300,000 shares authorized; 615,191 and 656,484 shares outstanding, respectively	6,152	6,565
Additional paid-in capital	5,998,137	6,142,674
Accumulated deficit	(4,368,522)	(4,408,494)
Accumulated other comprehensive loss	(318,265)	(279,641)

Total stockholders’ equity	1,317,502	1,461,104

Total liabilities and stockholders’ equity	$2,424,912	$2,967,930

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Corporation

Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008

Revenues	$2,570,047	$2,219,159	$2,677,077
Cost of revenues	1,461,182	1,375,758	1,608,108

Gross profit	1,108,865	843,401	1,068,969
Research and development	669,822	608,312	672,511
Selling, general and administrative	343,013	326,014	406,875
Restructuring of operations and other items, net	58,885	38,246	43,717
Goodwill and identified intangible asset impairment charges	—	—	541,586

Income/(loss) from operations	37,145	(129,171)	(595,720)
Interest expense	(5,601)	(21,931)	(34,943)
Interest income and other, net	13,848	20,272	36,110

Income/(loss) before income taxes	45,392	(130,830)	(594,553)
Provision/(benefit) for income taxes	5,420	(83,111)	27,700

Net income/(loss)	$39,972	$(47,719)	$(622,253)

Net income/(loss) per share:
Basic	$0.06	$(0.07)	$(0.96)

Diluted	$0.06	$(0.07)	$(0.96)

Shares used in computing per share amounts:
Basic	638,998	651,238	647,953

Diluted	646,324	651,238	647,953

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Corporation

Consolidated Statements of Stockholders’ Equity
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income/(Loss)	Total

Balances at December 31, 2007	680,595	$6,806	$6,152,421	$(3,738,522)	$64,291	$2,484,996
Net loss				(622,253)
Foreign currency translation adjustments					20,824
Net unrealized gain on investments, net of tax $1,288					852
Net unrealized loss on derivatives, net of tax $0					(905)
Actuarial loss on pension and post-retirement plans, net of tax $0					(357,957)
Amortization of prior service cost and net actuarial loss					9,325

Total comprehensive loss						(950,114)

Repurchase of shares	(44,611)	(446)	(228,978)			(229,424)
Issuance to employees under stock option and purchase plans	9,403	94	42,834			42,928
Issuance of common stock pursuant to restricted stock awards, net	2,745	27	(6,022)			(5,995)
Stock-based compensation			98,531			98,531

Balances at December 31, 2008	648,132	6,481	6,058,786	(4,360,775)	(263,570)	1,440,922
Net loss				(47,719)
Foreign currency translation adjustments					5,273
Net unrealized gain on investments, net of tax $1,957					3,248
Net unrealized gain on derivatives, net of tax $467					775
Actuarial loss on pension and post-retirement plans, net of tax $717					(23,828)
Amortization of prior service cost and net actuarial gain					(1,539)

Total comprehensive loss						(63,790)

Issuance to employees under stock option and purchase plans	6,139	62	18,685			18,747
Issuance of common stock pursuant to restricted stock awards, net	2,213	22	(4,857)			(4,835)
Stock-based compensation			70,060			70,060

Balances at December 31, 2009	656,484	6,565	6,142,674	(4,408,494)	(279,641)	1,461,104
Net income				39,972
Foreign currency translation adjustments					162
Net unrealized gain on investments, net of tax $644					1,032
Net unrealized gain on derivatives, net of tax $0					357
Actuarial loss on pension and post-retirement plans, net of tax $0					(43,008)
Amortization of prior service cost and net actuarial loss					2,833

Total comprehensive income						1,348

Issuance to employees under stock option and purchase plans	8,999	90	40,793			40,883
Issuance of common stock pursuant to restricted stock awards, net	1,085	11	(3,057)			(3,046)
Repurchase of shares	(51,377)	(514)	(249,428)			(249,942)
Stock-based compensation			67,155			67,155

Balances at December 31, 2010	615,191	$6,152	$5,998,137	$(4,368,522)	$(318,265)	$1,317,502

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Corporation

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2010	2009	2008

Operating activities:
Net income/(loss)	$39,972	$(47,719)	$(622,253)
Adjustments:
Depreciation and amortization	266,672	268,162	324,223
Stock-based compensation expense	66,441	63,983	72,283
Non-cash restructuring of operations and other items, net	45,681	690	(4,215)
Goodwill and identified intangible assets impairment charges	—	—	541,586
Gain on redemption of convertible subordinated notes	—	(149)	(3,178)
Write-down of investments, net of gain on sale	6,779	1,529	15,273
Loss/(gain) on sale of property and equipment	11	(145)	(123)
Unrealized foreign exchange loss	4,311	1,301	25,469
Deferred taxes	3,512	3,063	10,027
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	12,357	(34,986)	102,386
Inventories	(17,437)	64,592	20,307
Prepaid expenses and other assets	14,404	68,469	52,024
Accounts payable	(35,213)	8,420	(130,129)
Accrued and other liabilities	(40,315)	(192,736)	(125,628)

Net cash provided by operating activities	367,175	204,474	278,052

Investing activities:
Purchases of debt securities available-for-sale	(44,643)	(10)	(190,548)
Proceeds from maturities and sales of debt securities available-for-sale	56,529	90,572	240,157
Purchases of other investments	(316)	(14,159)	(8,500)
Proceeds from sale of other investments	9,795	165	—
Purchases of property, equipment and software	(92,342)	(90,004)	(134,589)
Proceeds from sale of property and equipment	840	2,773	13,674
Acquisitions of businesses and companies, net of cash acquired	—	(46,981)	(95,137)
Proceeds from repayments on a note receivable	10,000	10,000	20,000
Decrease/(increase) in non-current assets and deposits	—	13,501	(13,300)
Proceeds received from the resolution of a pre-acquisition income tax contingency	—	—	4,821

Net cash used in investing activities	(60,137)	(34,143)	(163,422)

Financing activities:
Redemption of convertible subordinated notes	(349,999)	(244,047)	(116,636)
Issuances of common stock	40,883	18,747	42,928
Purchase of minority interest in subsidiary	—	—	(70)
Purchase of common stock under repurchase programs	(249,942)	—	(229,231)

Net cash used in financing activities	(559,058)	(225,300)	(303,009)

Effect of exchange rate changes on cash and cash equivalents	(4,485)	3,959	(3,889)

Net change in cash and cash equivalents	(256,505)	(51,010)	(192,268)
Cash and cash equivalents at beginning of year	778,291	829,301	1,021,569

Cash and cash equivalents at end of year	$521,786	$778,291	$829,301

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Corporation

Notes to Consolidated Financial Statements

Note 1 — Significant Accounting Policies

Nature of the Business:  LSI Corporation (“LSI” or the “Company”) designs, develops and markets complex, high-performance storage and networking semiconductors and storage systems. The Company provides silicon-to-system solutions that are used at the core of products that create, store, consume and transport digital information. The Company offers a broad portfolio of capabilities including custom and standard product integrated circuits used in hard disk drives, solid state drives, high-speed communications systems, computer servers, storage systems, and personal computers. The Company also offers external storage systems, storage systems software, redundant array of independent disks (“RAID”) adapters for computer servers and RAID software applications. The Company also generates revenue by licensing other entities to use its intellectual property.

Basis of Presentation:  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Where the functional currency of the Company’s foreign subsidiaries is the local currency, assets and liabilities are translated into U.S. dollars using the exchange rates on the balance sheet dates, and revenues and expenses are translated using average rates prevailing during the period. Accounts and transactions denominated in foreign currencies have been re-measured into functional currencies before translation into U.S. dollars. Foreign currency transaction gains and losses are included as a component of interest income and other, net. Gains and losses from foreign currency translation are included as a separate component of comprehensive income.

Use of Estimates:  The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from these estimates.

Revenue Recognition:  The Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed or determinable, and (iv) the title and risk of loss have been transferred and collection of resulting receivables is reasonably assured (or probable in the case of software). Standard products sold to distributors are subject to specific rights of return, and revenue recognition is deferred until the distributor sells the product to a third-party because the selling price is not fixed and determinable. Revenues from storage systems sales may include software that is more than incidental to the product. The Company does not provide any post contract support under such arrangements and therefore the revenue from such arrangements is recognized at the time of delivery of the product. All amounts billed to a customer related to shipping and handling are classified as revenues, while all costs incurred by the Company for shipping and handling are classified as cost of revenues. Consideration given to customers, when offered, is primarily in the form of discounts and rebates and is accounted for as reductions to revenues in the same period the related sale is made. The amount of these reductions is based on historical rebate claims, specific criteria included in rebate agreements, and other factors known at the time.

Revenues from the licensing of the Company’s intellectual property are recognized when the significant contractual obligations have been fulfilled and the fundamental revenue recognition criteria discussed above are met. The contractual terms of such licensing arrangements generally provide for payments over an extended period of time. The Company recognizes revenue from such arrangements when payments become due. Royalty revenues are recognized upon the sale of products subject to royalties and are recognized based upon reports received from licensees during the period, unless collectibility is not reasonably assured, in which case revenue is recognized when payment is received from the licensee.

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

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

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

The following table provides a reconciliation of the numerators and denominators used in the computation of basic and diluted per share amounts:

	Year Ended December 31,
	2010			2009			2008
			Per Share			Per Share			Per Share
	Income*	Shares+	Amount	(Loss)*	Shares+	Amount	(Loss)*	Shares+	Amount
	(In thousands except per share amounts)

Basic:
Net income/(loss) available to common stockholders	$39,972	638,998	$0.06	$(47,719)	651,238	$(0.07)	$(622,253)	647,953	$(0.96)
Stock options, employee stock purchase rights and restricted stock unit awards	—	7,326	—	—	—	—	—	—	—
Diluted:
Net income/(loss) available to common stockholders	$39,972	646,324	$0.06	$(47,719)	651,238	$(0.07)	$(622,253)	647,953	$(0.96)

*	Numerator

+	Denominator

The following table provides information about the weighted-average common share equivalents that were excluded from the computation of diluted shares because their inclusion would have had an antidilutive effect on net income/(loss) per share:

	Year Ended December 31,
	2010	2009	2008
	(Shares in thousands)

Anti-dilutive securities:
Stock options	70,018	78,661	86,798
Restricted stock unit awards	93	2,037	3,904
Convertible notes	9,789	33,341	48,407

Stock-Based Compensation Expense:  The estimated fair value of the equity-based award, net of estimated forfeitures, is amortized over the award vesting periods on a straight-line basis.

Cash Equivalents:  All highly liquid investments purchased with an original maturity of 90 days or less are considered to be cash equivalents. Cash and cash equivalents consist primarily of highly liquid investments in overnight deposits and money-market funds.

Accounts Receivable and Allowance for Doubtful Accounts:  Trade receivables are reported in the consolidated balance sheets reduced by an allowance for doubtful accounts reflecting estimated losses resulting from receivables not considered to be collectible. The allowance for doubtful accounts is estimated by evaluating customers’ payment history and credit worthiness as well as current economic and market trends.

Investments:  Available-for-sale investments include marketable short-term investments in debt securities and long-term investments in marketable equity securities of technology companies. Short-term investments in marketable debt securities are reported at fair value and include all debt securities regardless of their maturity dates. Long-term investments in marketable equity securities are reported at fair value. Unrealized gains and losses on marketable debt and equity securities, net of related tax, are recorded as a separate component of comprehensive

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

income in stockholders’ equity until realized. The investments in long-term non-marketable equity securities are recorded at cost and consist primarily of non-marketable common and preferred stock of technology companies. Pre-tax gains and losses on securities sold are determined based on the specific identification method and are included in interest income and other, net, in the statements of operations. The Company does not hold any of these securities for speculative or trading purposes.

For all investments in debt and equity securities, unrealized losses are evaluated to determine if they are other than temporary. For investments in debt securities, if the fair value of a debt security is less than its amortized cost basis, the Company assesses whether the impairment is other than temporary. An impairment is considered other than temporary if (i) the Company has the intent to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of its entire amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost of the security. If an impairment is considered other than temporary based on conditions (i) or (ii), the entire difference between the amortized cost and the fair value of the security is recognized in earnings. If an impairment is considered other than temporary based on condition (iii), the amount representing credit losses, defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security, will be recognized in earnings and the amount relating to all other factors will be recognized in other comprehensive income. The Company evaluates both qualitative and quantitative factors such as duration and severity of the unrealized loss, credit ratings, prepayment speeds, default and loss rates of the underlying collateral, structure and credit enhancements to determine if a credit loss may exist.

For investments in marketable equity securities, in order to determine if impairment has occurred, the Company reviews the financial performance of each investee, industry performance and outlook of each investee, and the trading prices of marketable equity securities. For non-marketable equity securities, the Company reviews recent financing activities of each investee, movements in equity value, venture capital markets, the investee’s capital structure, liquidation preferences of the investee’s capital and other economic variables. If an unrealized loss is determined to be other than temporary, a loss is recognized as a component of interest income and other, net, in the statements of operations. For marketable equity securities, impairment losses are measured using the closing trading prices of the marketable securities on the date management determines that the investments are impaired. For non-marketable equity securities, the Company does not estimate the fair values unless there are identified events or changes in circumstances that may have a significantly adverse effect on the investment. If management determines that these non-marketable equity investments are impaired, losses are generally measured by using pricing reflected in current rounds of financing.

Inventories:  Inventories are stated at the lower of cost or market. Cost is computed on a first-in, first-out basis for raw materials, work-in-process and finished goods. Inventory is written down when conditions indicate that the selling price could be less than the cost due to physical deterioration, obsolescence, changes in price levels or other causes. Inventory is also written down when inventory levels are in excess of the forecasted 12 months of demand, as judged by management, for each specific product. When inventory is written down, a new cost basis is established.

Property and Equipment:  Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as presented below:

Buildings and improvements	20-40 years
Equipment	3-5 years
Furniture and fixtures	5 years

Amortization of leasehold improvements is computed using the shorter of the remaining term of the related leases or the estimated useful lives of the improvements.

Software:  The Company capitalizes both purchased software and software development costs. Purchased software costs primarily include software and external consulting fees related to the purchase and implementation of software used for business operations and engineering design activities. Capitalized purchased software is amortized over the estimated useful lives of the projects, typically a two- to five-year period. Development costs for

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

software that will be sold to customers and/or embedded in certain hardware products are capitalized when a product’s technological feasibility has been established. Prior to the establishment of technological feasibility, software development costs are expensed as research and development. Capitalized development costs are amortized over the periods, typically 18 to 36 months, during which they are expected to contribute to the Company’s future cash flows and are recorded in cost of revenues when software is sold to customers. Software amortization totaling $47.3 million, $37.2 million and $25.8 million was included in the Company’s consolidated results of operations for the years ended December 31, 2010, 2009 and 2008, respectively. On a quarterly basis, the Company assesses the realizability of each software product. The Company immediately writes off the amount by which the unamortized capitalized software development costs exceed the estimated net realizable value. During the fourth quarter of 2010, the Company wrote off $25.4 million of capitalized software development costs due to the decision to discontinue several development projects. The charge for this write-off is included in restructuring of operations and other items, net, in the consolidated statements of operations.

Goodwill:  The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. Factors that could trigger an impairment review include the following: (i) significant negative industry or economic trends; (ii) exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected losses that demonstrate continuing losses associated with an asset; or (iv) the Company’s market capitalization being less than net book value. When the Company determines that there is an indicator that the carrying value of goodwill may not be recoverable, the Company measures impairment based on estimates of future cash flows. The Company has two reporting units, Semiconductor and Storage Systems. Impairment, if any, is measured based on an implied fair value model that determines the carrying value of goodwill. The impairment test is a two-step process. The first step requires comparing the fair value of each reporting unit to its net book value. If the fair value of the reporting unit is greater than its net book value, there is no impairment. Otherwise, the second step must be completed to measure the amount of impairment. The second step calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step 1. The implied fair value of goodwill determined in step 2 is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.

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

Identified intangible assets:  The Company assesses the recoverability of its identified intangible assets based on management’s estimates of undiscounted projected future operating cash flows compared to the net book value of the identified intangible assets. In cases where the net book value exceeds undiscounted projected future operating cash flows, an impairment exists. The impairment charge is measured as the difference between the net book value of the identified intangible assets and the fair value of such assets. The fair value is determined using a discounted cash-flow approach for each asset grouping.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

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

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s investments in U.S. government and agency securities, commercial paper, corporate debt securities, U.S. Treasury Inflation-Protected Securities and asset-backed and mortgage-backed securities are traded less frequently than exchange-traded securities and are valued using inputs that include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates, yield curves, prepayment speeds, collateral performance, broker/dealer quotes and indices that are observable at commonly quoted intervals. Foreign exchange forward contracts traded in the over-the-counter markets are valued using market transactions or broker quotations. As such, these derivative instruments are classified within Level 2. The Company’s investments in commingled funds are valued based on the net asset value per share of each investment at the measurement date. Commingled funds are classified as Level 2 as the Company could redeem these investments with the sponsoring investment management organizations at least monthly.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company determines the estimated fair value of financial instruments using the market approach and the income approach as considered to be appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses discounted cash flow models by considering market expectations about future cash flows and other inputs that are observable or can be corroborated by observable market data. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts. The fair value of investments, derivative instruments and convertible debt are based on market data. Carrying amounts of accounts receivable and accounts payable approximate the fair value due to the short maturity of these financial instruments.

Derivative Instruments:  All of the Company’s derivative instruments are recognized as assets or liabilities in the consolidated balance sheets and measured at fair value. On the date a derivative contract is entered into, the Company may designate the derivative as either a hedge of the fair value of a recognized asset or liability (“fair-value” hedge), as a hedge of the variability of cash flows to be received or paid (“cash-flow” hedge), or as a foreign-currency hedge. Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income until earnings are affected by the variability of the cash flows. Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a foreign-currency hedge are recorded in either current period earnings or other comprehensive income, depending on whether the hedged transaction is a fair-value hedge (e.g., a hedge of a firm commitment that is to be settled in a foreign currency) or a cash-flow hedge (e.g., a hedge of foreign-currency-denominated forecasted transaction).

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value, cash-flow or foreign-currency hedges to specific assets and liabilities on the consolidated balance sheets or to specific firm commitments or forecasted transactions. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of the hedged items.

The Company would discontinue hedge accounting prospectively when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated or exercised; (3) the derivative is no longer designated as a hedge instrument because it is unlikely that a forecasted transaction will occur; (4) the hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as a highly effective fair-value hedge, the derivative will continue to be carried on the consolidated balance sheets at its fair value, and the hedged asset or liability will no longer be adjusted for changes in fair value. When a fair-value hedge on an interest-bearing financial instrument (such as an interest rate swap) is cancelled and hedge accounting is discontinued, the hedged item is no longer adjusted for changes in its fair value, and the remaining asset or liability will be amortized to earnings over the remaining life of the hedged item. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the consolidated balance sheets at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative will continue to be carried on the consolidated balance sheets at its fair value, and any asset or liability that was previously recorded pursuant to recognition of the firm commitment will be removed from the consolidated balance sheets and recognized as a gain or loss in current period earnings.

Concentration of Credit Risk of Financial Instruments:  Financial instruments that potentially subject the Company to credit risk consist of cash equivalents, short-term investments and accounts receivable. Cash equivalents and short-term investments are maintained with high quality institutions, and their composition and maturities are regularly monitored by management. The Company diversifies its investments to reduce the exposure to loss from any single issuer, sector, bank or mutual fund. A majority of the Company’s trade receivables are derived from sales to large, multinational computer, communication, networking and storage manufacturers, with the remainder distributed across other industries. As of December 31, 2010, three customers accounted for 21.2%, 16.8% and 12.2% of trade receivables, and as of December 31, 2009, two customers accounted for 28% and 16% of trade receivables. Concentrations of credit risk with respect to all other trade receivables are considered to be limited due to the quantity of customers comprising the Company’s customer base and their dispersion across industries and geographies. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as considered necessary. Write-offs of uncollectible amounts have not been significant.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Product Warranties:  The Company warrants finished goods against defects in material and workmanship under normal use and service for periods of generally one to three years. A liability for estimated future costs under product warranties is recorded when products are shipped.

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

Income Taxes:  The calculation of the Company’s tax provision involves the application of complex tax rules and regulations within multiple jurisdictions throughout the world. The Company makes estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are made in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities arising from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as tax liabilities associated with uncertain tax positions. Significant changes to these estimates may result in an increase or a decrease to the Company’s tax provision in a subsequent period.

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

Recent Accounting Pronouncements

Pronouncements not yet effective:

In October 2009, the Financial Accounting Standards Board (“FASB”) amended revenue recognition guidance on multiple-deliverable arrangements to address how to separate deliverables and how to measure and allocate arrangement consideration. The new guidance requires the use of management’s best estimate of selling price for the deliverables in an arrangement when a vendor does not have specific objective evidence of selling price or third party evidence of selling price. In addition, excluding specific software revenue guidance, the residual method of allocating arrangement consideration is no longer permitted, and an entity is required to allocate arrangement consideration using the relative selling price method. This guidance also expands the disclosure requirements to include both quantitative and qualitative information. This guidance is effective for the Company beginning in the first quarter of 2011 and is not expected to have a significant impact on the Company’s results of operations or financial position.

In October 2009, the FASB issued guidance to clarify that tangible products containing software components and non-software components that function together to deliver a product’s essential functionality will be considered non-software deliverables and will be scoped out of the software revenue recognition guidance. This guidance is effective for the Company beginning in the first quarter of 2011 and is not expected to have a significant impact on the Company’s results of operations or financial position.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

In December 2010, the FASB issued guidance to clarify that, when presenting comparative financial statements for business combinations that occurred during the current year, a public entity should disclose revenue and earnings of the combined entity as though the business combinations had occurred as of the beginning of the comparable prior annual reporting period. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective for the Company beginning in the first quarter of 2011 and is not expected to have a significant impact on the Company’s results of operations or financial position.

Pronouncements adopted during 2010:

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

Note 2 — Restructuring, Asset Impairment Charges and Other Items

The following table summarizes the items included in restructuring of operations and other items, net:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Lease and contract terminations(a)	$5,629	$19,525	$14,382
Employee severance and benefits(b)	11,890	10,094	25,401
Asset impairments and other exit activities(c)	44,107	608	(4,309)

Total restructuring expenses	61,626	30,227	35,474
Other items(d)	(2,741)	8,019	8,243

Total restructuring expenses and other items, net	$58,885	$38,246	$43,717

(a)	The 2009 amount included an accrual for remaining payments to be made under a design tool license agreement that the Company no longer uses.

(b)	The amounts primarily related to restructuring actions taken to streamline the Company’s operations. In 2010, the Company reduced its global workforce in non-strategic areas as it continued to increase synergies across its Semiconductor segment. Also, late in 2010, in response to the changing external storage systems market, the Company changed some of its business strategies for its Storage Systems segment and discontinued several development projects, and in early 2011 closed several office locations and reduced its headcount.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

(c)	The 2010 amount consisted of the write-off of software, intangible assets and fixed assets due to several development program cancellations resulting from the changes in business strategies in the Company’s Storage Systems segment. The 2008 amount included a $2.0 million gain on the sale of land in Gresham, Oregon and a $2.6 million gain on the sale of assets that were held for sale in Singapore in connection with the Agere Systems Inc. (“Agere”) merger.

(d)	The 2010 and 2009 amounts were primarily related to litigation. The credit for 2010 was primarily the result of a $4.4 million reversal of previously accrued litigation costs as a result of a court ruling in favor of the Company, offset in part by $1.6 million of catch-up depreciation for land improvements resulting from the reclassification of Gresham land from held for sale to held and used in the fourth quarter of 2010. The 2008 amount included $12.5 million for the settlement of a legal proceeding, offset primarily by curtailment gains resulting from the pension plan freeze effective April 6, 2009 and termination of the post-retirement medical plans in 2009.

The following table summarizes the restructuring of operations and other items, net by segment:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Semiconductor segment	$7,341	$34,930	$41,129
Storage Systems segment	51,544	3,316	2,588

Total restructuring expenses and other items, net	$58,885	$38,246	$43,717

The following table summarizes the restructuring and asset impairment activities:

			Employee		Asset Impairments
	Lease and Contract		Severance		and Other Exit
	Terminations		and Benefits		Activities	Total
			(In thousands)

Beginning balance at December 31, 2008	$44,555		$28,031		$83	$72,669
Expense	19,525		10,094		608	30,227
Utilized	(23,683	)(a)	(33,220	)(a)	(691)	(57,594)

Ending balance at December 31, 2009	$40,397		$4,905		$—	$45,302
Expense	5,629		11,890		44,107	61,626
Utilized	(25,121	)(a)	(11,844	)(a)	(44,107)	(81,072)

Ending balance at December 31, 2010(b)	$20,905		$4,951		$—	$25,856

(a)	The amounts utilized represent cash payments.

(b)	The balance remaining for the lease and contract terminations is expected to be paid during the remaining terms of the leases, which extend through 2013. The majority of the balance as of December 31, 2010 remaining for severance is expected to be paid in the first quarter of 2011.

Note 3 — Stock-Based Compensation and Common Stock

Description of the Company’s Equity Compensation Plans

At the Company’s annual meeting on May 12, 2010, the stockholders approved amendments to the 2003 Equity Incentive Plan (“2003 Plan”) and the Employee Stock Purchase Plan (“ESPP”). The principal changes to the 2003 Plan were:

•	Making a total of 45 million shares available for grants under the 2003 Plan after May 12, 2010. Of that amount, 30 million shares were available for grants of restricted stock and restricted stock units; and

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

•	Updating the performance measures that can be used to determine the vesting of awards intended to qualify for deductibility under Section 162(m) of the Internal Revenue Code to better match the metrics the Company uses to manage its business.

The principal changes to the ESPP were:

•	Making a total of 30 million shares available for purchase under the ESPP after May 15, 2010;

•	Providing better coordination between the plan and a sub-plan through which employees outside the U.S. and Canada participate in the ESPP; and

•	Extending the term of the ESPP through May 12, 2020.

On March 31, 2009, the Compensation Committee of the Board of Directors of the Company adopted an amendment to the ESPP to increase the maximum number of shares that a participant can purchase in a single purchase period from 1,000 shares to 2,000 shares, effective November 15, 2009.

At the Company’s annual meeting on May 14, 2008, the stockholders approved amendments to the 2003 Plan and the ESPP. The principal changes to the 2003 Plan were:

•	Making a total of 45 million shares available for grants under the 2003 Plan after May 14, 2008. Of that amount, 15 million shares were available for grants of restricted stock and restricted stock units;

•	Allowing non-employee directors to be eligible to participate in the 2003 Plan;

•	Including stock appreciation rights as a permitted type of award under the 2003 Plan;

•	Increasing the limits on the size of awards that can be granted under the 2003 Plan to any person in one year from two million to four million shares for stock options and from 0.5 million to one million shares for restricted stock and restricted stock units; and

•	Allowing incentive stock options to be granted under the 2003 Plan until May 14, 2018.

The principal changes to the ESPP were:

•	Making a total of 25 million shares available for purchase under the ESPP after May 14, 2008;

•	Consolidating the Company’s International Employee Stock Purchase Plan into the ESPP; and

•	Extending the term of the ESPP through May 14, 2018.

2003 Plan:

Under the 2003 Plan, the Company may grant stock options and stock appreciation rights with an exercise price that is no less than the fair market value of the stock on the date of grant, restricted stock and restricted stock units to employees and non-employee directors. No participant may be granted stock options covering more than four million shares of stock or more than an aggregate of one million shares of restricted stock and restricted stock units in any fiscal year. The term of each option or restricted stock unit is determined by the Board of Directors or its delegate and, for option grants on or after February 12, 2004, is generally seven years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant. As of December 31, 2010, the 2003 Plan had approximately 44.4 million common shares available for future grants. As of December 31, 2010, there were a total of approximately 95.3 million shares of common stock reserved for issuance upon exercise of outstanding options and upon vesting of outstanding restricted stock units.

ESPP:

Under the ESPP, rights are granted to LSI employees to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of a 12-month offering period or the end of each six-month

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

purchase period within such an offering period. The term of the ESPP is through May 12, 2020. As of December 31, 2010, the ESPP had approximately 26.6 million shares available for future purchase.

Sales under the ESPP in 2010, 2009 and 2008 were approximately 6.7 million, 5.1 million and 4.6 million shares of common stock at an average price of $4.72, $2.67 and $3.80 per share, respectively.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense, net of estimated forfeitures, related to the Company’s stock options, ESPP and restricted stock unit awards:

	Year Ended December 31,
Stock-Based Compensation Expense Included In:	2010	2009	2008
	(In thousands)

Cost of revenues	$8,217	$7,382	$9,269
Research and development	30,514	27,979	29,214
Selling, general and administrative	27,710	28,622	33,800

Total stock-based compensation expense	$66,441	$63,983	$72,283

Stock-based compensation costs capitalized to inventory and software in 2010, 2009 and 2008 were not significant. The income tax benefits that the Company realized for the tax deduction from option exercises and other awards were not significant.

Stock Options:

The fair value of each option grant is estimated as of the date of grant using a reduced form calibrated binomial lattice model (the “lattice model”). The following table summarizes the weighted-average assumptions that the Company applied in the lattice model:

	Year Ended December 31,
	2010	2009	2008

Estimated grant date fair value per share	$1.95	$1.42	$2.04
Expected life (years)	4.30	4.26	4.36
Risk-free interest rate	1.91%	1.80%	2.51%
Volatility	51%	67%	52%

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

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

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

The following table summarizes changes in stock options outstanding (share amounts in thousands):

	Year Ended December 31,
	2010		2009		2008
		Weighted-Average		Weighted-Average		Weighted-Average
	Number of	Exercise Price	Number of	Exercise Price	Number of	Exercise Price
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Options outstanding at January 1	91,526	$9.83	85,113	$12.62	100,242	$16.12
Options granted	7,463	5.47	23,203	3.13	18,627	5.68
Options exercised	(2,320)	4.01	(1,084)	4.83	(4,682)	5.41
Options canceled	(12,625)	27.38	(15,706)	15.40	(29,074)	21.41

Options outstanding at December 31	84,044	$6.97	91,526	$9.83	85,113	$12.62

Options exercisable at December 31	51,554	$8.36	49,528	$14.00	49,446	$16.72

For the options outstanding and options exercisable as of December 31, 2010, the weighted-average remaining contractual term was 3.52 and 2.66 years, respectively, and the aggregate intrinsic value was $71.4 million and $21.0 million, respectively.

As of December 31, 2010, the total unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $36.6 million and is expected to be recognized over the next 2.0 years on a weighted-average basis. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $4.2 million, $0.6 million, $7.2 million, respectively. Cash received from stock option exercises was $9.3 million in 2010.

The Company’s determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well a number of highly complex and subjective assumptions. The Company uses third-party consultants to assist in developing the assumptions used in, as well as calibrating, the lattice model. The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Employee Stock Purchase Plan:

Compensation expense for the Company’s ESPP is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. The following table summarizes the weighted-average assumptions that went into the calculation of the fair value for the May and November grants:

	Year Ended December 31,
	2010	2009	2008

Estimated grant date fair value per share	$1.49	$1.79	$1.37
Expected life (years)	0.8	0.7	0.8
Risk-free interest rate	0.2%	0.3%	1%
Volatility	36%	52%	84%

Cash received from ESPP issuances was $31.6 million in 2010.

Restricted Stock Awards:

Under the 2003 Plan, the Company may grant restricted stock and restricted stock unit awards. The Company typically grants restricted stock units. The cost of these awards is determined using the fair value of the Company’s common stock on the date of grant.

Service-based:

The vesting requirements for service-based restricted stock units are determined at the time of grant and require that the employee remain employed by the Company for a specified period of time. As of December 31, 2010, the total unrecognized compensation expense related to these restricted stock units, net of estimated forfeitures, was $32.0 million and is expected to be recognized over the next 2.9 years on a weighted-average basis. The fair value of the shares that were issued upon the vesting of service-based restricted stock units during the years ended December 31, 2010, 2009 and 2008 was $8.9 million, $15.2 million and $18.6 million, respectively.

The following table summarizes changes in service-based restricted stock units outstanding:

	Year Ended December 31,
	2010	2009	2008
	Number of Units
	(In thousands)

Unvested service-based restricted stock units at January 1	2,986	6,391	9,177
Granted	7,557	383	1,779
Vested	(1,645)	(3,279)	(4,026)
Forfeited	(483)	(509)	(539)

Unvested service-based restricted stock units at December 31	8,415	2,986	6,391

The following table summarizes service-based restricted stock units granted (share amounts in thousands):

	Year Ended December 31,
	2010		2009		2008
		Weighted-Average		Weighted-Average		Weighted-Average
	Number of	Grant Date Fair	Number of	Grant Date Fair	Number of	Grant Date Fair
	Shares	Value per Share	Shares	Value per Share	Shares	Value per Share

Service-based restricted stock units granted	7,557	$5.40	383	$4.56	1,779	$5.02

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Performance-based:

During the year ended December 31, 2010, the Company granted performance-based restricted stock units. The vesting of these restricted stock units is contingent upon the Company meeting specified performance criteria and requires that the employee remain employed by the Company for a specified period of time. As of December 31, 2010, the total unrecognized compensation expense related to the performance-based restricted stock units was $8.4 million and, if the contingencies are fully met, is expected to be recognized over the next 1 to 2 years.

The following table summarizes changes in performance-based restricted stock units outstanding during the year ended December 31, 2010:

Number of Units
(In thousands)

Unvested performance-based restricted stock units at January 1, 2010	—
Granted	3,046
Vested	—
Forfeited	(152)

Unvested performance-based restricted stock units at December 31, 2010	2,894

The weighted-average grant date fair value per share of performance-based restricted stock units was $5.51 during the year ended December 31, 2010.

Common Stock

Stock Repurchase Programs:

On August 20, 2007, the Company announced that its Board of Directors had authorized a stock repurchase program of up to $500.0 million worth of shares of the Company’s common stock. The Company effectively completed this authorization by December 31, 2008. On March 17, 2010, the Company announced that its Board of Directors had authorized a stock repurchase program of up to an additional $250.0 million of the Company’s common stock in open market or privately negotiated transactions. The Company repurchased 51.4 million shares for $249.9 million in cash during the year ended December 31, 2010, effectively completing the program. The repurchased shares were retired immediately after the repurchases were completed. Retirement of the repurchased shares is recorded as a reduction of common stock and additional paid-in capital.

Note 4 — Business Combinations

The following tables summarize the acquisitions completed in 2009 and 2008 (dollars in millions). These acquisitions were accounted under the purchase method of accounting. Under this method, the estimated fair value of assets acquired and liabilities assumed and the results of operations of the acquired business were included in the Company’s financial statements from the effective date of the acquisition. There were no business acquisitions during 2010. Pro forma results of operations for the acquisitions have not been presented because the effects of these acquisitions, individually and in the aggregate, are not material to the Company’s financial results.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

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

2009

Acquisition of ONStor, Inc.:

On July 27, 2009, the Company acquired privately-held ONStor, Inc. (“ONStor”), which provided clustered network-attached storage solutions designed to help enterprises consolidate, protect and manage unstructured data. The acquisition was intended to further advance the Company’s storage systems business. For reporting purposes, the ONStor business is included as part of the Storage Systems segment.

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

Acquisition of 3ware RAID Storage Adapter Business:

On April 21, 2009, the Company completed the acquisition of the assets and certain associated intellectual property of the 3ware RAID storage adapter business of Applied Micro Circuits Corporation. 3ware products include SAS and SATA RAID adapters and high-capacity storage solutions for a broad range of applications. The acquisition was intended to enhance the Company’s competitive position in server RAID adapter solutions for

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

distributors and system builders. For reporting purposes, the 3ware business is included as part of the Storage Systems segment.

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

In connection with the acquisition, the Company also entered into additional agreements with Infineon, including a supply agreement and a transition service agreement. Under the terms of the supply agreement, Infineon provided the Company operations handling and wafer supply services for a period of up to six months from the date of acquisition. These services were priced separately at fair market values. Under the terms of the transition services agreement, Infineon provided the Company engineering services in support of the existing HDD business products through December 31, 2009. These services were also priced separately at fair market values.

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

Note 5 — Benefit Obligations

Pension and Post-retirement Benefit Plans

The Company has pension plans covering substantially all former Agere U.S. employees, excluding management employees hired after June 30, 2003. Retirement benefits are offered under defined benefit pension plans, which include a management plan and a represented plan. The payments under the management plan are based on an adjusted career-average-pay formula or a cash-balance program. The cash-balance program provides for annual

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

company contributions based on a participant’s age, compensation and interest on existing balances. It covers employees of certain companies acquired by Agere since 1996 and management employees hired after January 1, 1999 and before July 1, 2003. The payments under the represented plan are based on a dollar-per-month formula. Since February 2009, there have been no active participants under the represented plan. The Company also has a non-qualified supplemental pension plan in the U.S. that principally provides benefits based on compensation in excess of amounts that can be considered under a tax qualified plan. The Company also provides post-retirement life insurance coverage under a group life insurance plan for former Agere employees excluding participants in the cash-balance program and management employees hired after June 30, 2003. The Company also has pension plans covering certain international employees.

Effective April 6, 2009, the Company froze the U.S. management defined benefit pension plans. Participants in the adjusted career-average-pay program will not earn any future service accruals after that date. Participants in the cash-balance program will not earn any future service accruals, but will continue to earn 4% interest per year on their cash-balance accounts.

Net Periodic Benefit Cost/(Credit):

The following table summarizes the components of the net periodic benefit cost or credit:

	Year Ended December 31,
	2010		2009		2008
	Pension	Post-retirement	Pension	Post-retirement	Pension	Post-retirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits
	(In thousands)

Service cost	$472	$81	$1,792	$79	$5,694	$101
Interest cost	70,337	2,441	73,774	2,426	75,016	3,024
Expected return on plan assets	(71,464)	(4,597)	(76,802)	(4,877)	(82,575)	(5,033)
Amortization of prior service cost	38	—	49	—	39	—
Amortization of net actuarial loss/(gain)	2,155	—	(94)	—	(5)	(119)

Net periodic benefit cost/(credit)	1,538	(2,075)	(1,281)	(2,372)	(1,831)	(2,027)
Curtailment gain(a)	—	—	—	—	(771)	(2,652)
Special termination benefit(b)	—	—	426	—	—	—
Other(c)	—	—	—	(1,529)	—	—
Settlement credit(d)	—	—	—	—	(32)	—

Total benefit cost/(credit)	$1,538	$(2,075)	$(855)	$(3,901)	$(2,634)	$(4,679)

(a)	The curtailments in 2008 resulted from the pension plan freeze effective April 6, 2009 and the termination of the post-retirement medical plan effective January 1, 2009.

(b)	The special termination benefit in 2009 reflects enhanced retirement benefits given to active represented plan participants impacted by a workforce reduction in January 2009.

(c)	The amount in 2009 reflects the reversal of the excess retiree medical liability accrued for claims from 2008.

(d)	The settlement in 2008 reflects accelerated recognition of gains resulting from lump sum distributions from the non-qualified supplemental pension plan.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Change in Projected Benefit Obligation:

The following table sets forth a reconciliation of the beginning and ending balances of the projected benefit obligation during the periods presented. The measurement date was December 31 for each year.

	Year Ended December 31,
	2010		2009
	Pension	Post-retirement	Pension	Post-retirement
	Benefits	Benefits	Benefits	Benefits
	(In thousands)

Projected benefit obligation at January 1	$1,274,415	$41,124	$1,170,459	$41,083
Service cost	472	81	1,792	79
Interest cost	70,337	2,441	73,774	2,426
Plan participants’ contributions	—	—	—	4
Amendments	—	—	(1,936)	—
Actuarial loss	66,607	1,692	118,341	517
Benefits paid(a)	(85,988)	(850)	(88,669)	(2,985)
Special termination benefits	—	—	426	—
Other adjustments	5,294	—	228	—

Projected benefit obligation at December 31	$1,331,137	$44,488	$1,274,415	$41,124

(a)	The pension benefits paid include amounts paid under certain international pension plans, which do not maintain plan assets.

The projected pension benefit obligations as of December 31, 2010 and 2009 included $21.4 million and $13.1 million, respectively, of obligations related to the Company’s international pension plans.

Change in Plan Assets:

The following table sets forth a reconciliation of the beginning and ending balances of the fair value of plan assets during the periods presented. The fair value of plan assets was measured at December 31 for each year.

	Year Ended December 31,
	2010		2009
	Pension	Post-retirement	Pension	Post-retirement
	Benefits	Benefits	Benefits	Benefits
		(In thousands)

Fair value of plan assets at January 1	$819,410	$62,300	$720,915	$54,781
Actual gain on plan assets	95,967	5,402	168,582	8,829
Employer contributions	31,027	—	20,180	1,671
Transfer to defined contribution plan funds	—	—	(1,863)	—
Plan participants’ contributions	—	—	—	4
Benefits paid	(85,789)	(921)	(88,524)	(2,985)
Other adjustments	8,194	—	120	—

Fair value of plan assets at December 31	$868,809	$66,781	$819,410	$62,300

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The fair value of pension plan assets at December 31, 2010 and 2009 included $10.6 million and $2.5 million, respectively, of assets for certain of the Company’s international pension plans. During 2010, the Company contributed a total of $30.2 million to its U.S. defined benefit pension plans and $0.8 million to its non-qualified supplemental pension plan. The Company’s contribution to its international pension plans was immaterial for the year ended December 31, 2010.

Funded Status of the Plans:

The following table sets forth the funded status of the plans, which is the fair value of plan assets less projected benefit obligations:

	December 31,
	2010		2009
	Pension	Post-retirement	Pension	Post-retirement
	Benefits	Benefits	Benefits	Benefits
		(In thousands)

Funded status of the plans (liability)/asset	$(462,328)	$22,293	$(455,005)	$21,176

Plans with Projected Benefit Obligation and Accumulated Benefit Obligation in excess of Plan Assets:

	December 31,
	2010	2009
	Pension Benefits
	(In thousands)

Projected benefit obligation	$1,324,302	$1,274,415
Accumulated benefit obligation	$1,322,394	$1,272,562
Fair value of plan assets	$860,414	$819,410

The accumulated benefit obligations as of December 31, 2010 and 2009 included $19.4 million and $11.2 million, respectively, related to the Company’s international pension plans.

Plans with Accumulated Benefit Obligation less than Plan Assets:

	December 31,
	2010	2009
	Pension Benefits
	(In thousands)

Projected benefit obligation	$6,835	$—
Accumulated benefit obligation	$6,740	$—
Fair value of plan assets	$8,395	$—

	December 31,
	2010	2009
	Post-retirement Benefits
	(In thousands)

Accumulated benefit obligation	$44,488	$41,124
Fair value of plan assets	$66,781	$62,300

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The following table sets forth amounts recognized in the consolidated balance sheets for the plans:

	December 31,
	2010		2009
	Pension	Post-retirement	Pension	Post-retirement
	Benefits	Benefits	Benefits	Benefits
	(In thousands)

Non-current assets	$1,560	$22,293	$—	$21,176
Current liabilities	(769)	—	(799)	—
Non-current liabilities	(463,119)	—	(454,206)	—

Net (liability)/asset	$(462,328)	$22,293	$(455,005)	$21,176

Accumulated Other Comprehensive Loss/(Income):

The following table sets forth amounts recognized in accumulated other comprehensive loss related to pension and post-retirement plans:

	December 31,
	2010		2009
	Pension	Post-retirement	Pension	Post-retirement
	Benefits	Benefits	Benefits	Benefits
		(In thousands)

Net prior service cost	$278	$—	$340	$—
Net actuarial loss	334,809	10,625	295,354	9,668
Transitional asset	(175)	—	—	—

Accumulated other comprehensive loss	334,912	10,625	295,694	9,668
Tax	23,813	3,026	23,813	3,026

Accumulated other comprehensive loss, net of tax	$358,725	$13,651	$319,507	$12,694

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The following table summarizes changes in accumulated other comprehensive income or loss related to pension and post-retirement plans:

	Year Ended December 31,
	2010		2009		2008
	Pension	Post-retirement	Pension	Post-retirement	Pension	Post-retirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits
	(In thousands)

Accumulated other comprehensive loss/(income) at January 1, net of tax	$319,507	$12,694	$292,951	$13,883	$(38,236)	$(3,562)
Recognized during period — Prior service cost	(38)	—	(49)	—	(170)	—
Recognized during period — Actuarial (loss)/gain	(2,155)	—	94	—	(12,709)	3,093
Occurring during period — Prior service cost	—	—	—	—	405	—
Occurring during period — Actuarial loss/(gain)	42,051	957	26,546	(3,435)	343,605	14,352
Other adjustments	(640)	—	(35)	1,529	56	—

Accumulated other comprehensive loss at December 31	358,725	13,651	319,507	11,977	292,951	13,883
Tax	—	—	—	717	—	—

Accumulated other comprehensive loss at December 31, net of tax	$358,725	$13,651	$319,507	$12,694	$292,951	$13,883

The estimated prior service cost, transitional asset and net actuarial loss for the pension plans that will be amortized from accumulated other comprehensive loss into pension costs for the year ending December 31, 2011 are $36 thousand, $19 thousand and $6.7 million, respectively. For the post-retirement benefit plans, the estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into post-retirement costs for the year ending December 31, 2011 is $0.4 million.

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

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

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

The fair values of the assets for the defined benefit pension plans by asset category were as follows:

	Fair Value Measurements as of December 31, 2010
	Level 1		Level 2		Level 3	Total
	(In thousands)

Cash and cash equivalents	$11,382		$13,346	(a)	$—	$24,728
Equity securities:
Domestic equity securities	183,239	(b)	2,750	(c)	—	185,989
International equity securities	151,041	(b)	1,990	(c)	—	153,031
Fixed-income securities:
U.S. treasuries(d)	—		73,554		—	73,554
Corporate bonds(e)	—		140,106		—	140,106
Asset-backed and mortgage-backed securities	—		14,739		—	14,739
Agency-backed securities	—		10,930		—	10,930
Municipal bonds	—		8,253		—	8,253
Government bonds	—		11,059		—	11,059
Other types of investments:
Commingled funds — equities(f)	—		180,935		—	180,935
Commingled funds — bonds(g)	—		65,232		—	65,232
Derivatives	180		73		—	253

Total	$345,842		$522,967		$—	$868,809

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

	Fair Value Measurements as of December 31, 2009
	Level 1		Level 2		Level 3	Total
	(In thousands)

Cash and cash equivalents	$5,487		$20,461	(a)	$—	$25,948
Equity securities:
Domestic equity securities	168,137	(b)	2,861	(c)	—	170,998
International equity securities	138,529	(b)	—		—	138,529
Fixed-income securities:
U.S. treasuries(d)	—		44,695		—	44,695
Corporate bonds(e)	—		156,239		—	156,239
Asset-backed and mortgage-backed securities	—		19,445		—	19,445
Agency-backed securities	—		12,062		—	12,062
Municipal bonds	—		5,407		—	5,407
Government bonds	—		3,440		—	3,440
Other types of investments:
Commingled funds — equities(f)	—		178,122		—	178,122
Commingled funds — bonds(g)	—		64,525		—	64,525

Total	$312,153		$507,257		$—	$819,410

(a)	The amounts represent cash equivalents and primarily include short-term investment funds, which consisted of short-term money market instruments that are valued using quoted prices for similar assets and liabilities in active markets.

(b)	The amounts include funds that invest primarily in equity securities of companies. The quoted prices for the funds are available in active markets.

(c)	The amounts include funds that invest primarily in equity securities that are traded less frequently than exchange-traded securities and are valued using inputs that include quoted prices for similar assets in active markets.

(d)	The fair value was determined based on compilation of primary observable market information and inputs that include quoted prices for similar assets in active markets, and inputs other than quoted prices that are observable for the asset, such as broker/dealer quotes, yield curves, and indices that are observable at commonly quoted intervals.

(e)	The amounts include funds that invest primarily in investment-grade debt securities.

(f)	The amounts consist of investments in funds not registered with U.S. Securities and Exchange Commission, with underlying investments primarily in publicly traded U.S. and non-U.S. equity securities, including securities with small and large market capitalization. The fair value was determined based on the net asset value per share of each investment at December 31, 2010 and 2009. These funds are classified as Level 2 in the fair value hierarchy as the Company could redeem these investments with the sponsoring investment management organizations at December 31, 2010 and 2009, with at least monthly frequency on an ongoing basis.

(g)	The amounts consist of investments in funds not registered with U.S. Securities and Exchange Commission, with underlying investments primarily in Treasury Inflation-Protected Securities and high-yield bonds. The fair value was determined based on the net asset value per share of each investment at December 31, 2010 and 2009. These funds are classified as Level 2 in the fair value hierarchy as the Company could redeem these investments with the sponsoring investment management organizations at December 31, 2010 and 2009, with at least monthly frequency on an ongoing basis.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Post-retirement Benefit Plan:

The Company’s overall investment strategy for the group life insurance plan is to allocate assets in a manner that seeks to both maximize the safety of promised benefits and minimize the cost of funding those benefits. The target asset allocation for plan assets reflects a risk/return profile that the Company believes is appropriate relative to the liability structure and return goals for the plans. The Company periodically reviews the allocation of plan assets relative to alternative allocation models to evaluate the need for adjustments based on forecasted liabilities and plan liquidity needs. The Company sets the overall portfolio allocation and uses an investment manager that directs the investment of funds consistent with that allocation. The investment manager invests the plan assets in index funds that it manages. The target allocations for post-retirement benefit plan assets are 40% in equity securities and 60% in fixed-income securities. The equity investment target allocation is equally divided between domestic and international equity securities.

The fair values of the assets for the post-retirement benefit plan by asset category were as follows:

	Fair Value Measurements as of December 31, 2010
	Level 1	Level 2	Level 3	Total
		(In thousands)

Commingled funds — domestic equities(a)	$—	$13,310	$—	$13,310
Commingled funds — international equities(a)	—	13,369	—	13,369
Commingled funds — bonds(a)	—	40,102	—	40,102

Total	$—	$66,781	$—	$66,781

	Fair Value Measurements as of December 31, 2009
	Level 1	Level 2	Level 3	Total
		(In thousands)

Commingled funds — domestic equities(a)	$—	$12,355	$—	$12,355
Commingled funds — international equities(a)	—	12,546	—	12,546
Commingled funds — bonds(a)	—	37,399	—	37,399

Total	$—	$62,300	$—	$62,300

(a)	The amounts consist of investments in funds not registered with U.S. Securities and Exchange Commission, with underlying investments primarily in the equity securities included in the S&P 500 Index, non-U.S. equity securities and investment grade fixed-income securities. The fair value was determined based on the net asset value per share of each investment at December 31, 2010 and 2009. These funds are classified as Level 2 in the fair value hierarchy as the Company could redeem these investments with the sponsoring investment management organizations at December 31, 2010 and 2009, with at least monthly frequency on an ongoing basis.

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

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The fair values of the assets for the non-qualified supplemental pension plan by asset category were as follows:

	Fair Value Measurements as of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)

Money-market funds	$2,061	$—	$—	$2,061
Mutual funds(a)	8,427	—	—	8,427

Total	$10,488	$—	$—	$10,488

	Fair Value Measurements as of December 31, 2009
	Level 1	Level 2	Level 3	Total
		(In thousands)

Money market funds	$2,060	$—	$—	$2,060
Mutual funds(a)	7,907	—	—	7,907

Total	$9,967	$—	$—	$9,967

(a)	The amounts consist of registered investment company funds with quoted prices in active markets.

Plan Asset Allocations for Defined Benefit Pension Plans and Post-retirement Benefit Plan:

The following table sets forth the plan asset allocations as of December 31, 2010:

	Pension	Post-retirement
	Benefits	Benefits

Equity Securities	57%	40%
Debt Securities	38%	60%
Real Estate Securities	5%	—

The target investment portfolio allocation for the U.S. management and represented pension plans as of December 31, 2010 and 2009 was 55% equity, 40% debt and 5% real estate securities. The weighted-average investment portfolio allocation for the U.S. management and represented pension plans as of December 31, 2009 was consistent with the Company’s target investment portfolio allocation.

Actuarial Assumptions:

The Company reassesses its benefit plan assumptions on a regular basis. The actuarial assumptions for the principal pension and post-retirement plans are as follows:

	Year Ended December 31,
	2010		2009		2008
		Post-		Post-		Post-	Post-
		retirement		retirement		retirement	retirement
	Pension	Life	Pension	Life	Pension	Health	Life
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits

Discount rate to determine net periodic cost	5.75%	6.00%	6.50%	6.50%	6.50%	6.50%	6.50%
Discount rate to determine the benefit obligation as of December 31	5.25%	5.70%	5.75%	6.00%	6.50%	6.50%	6.50%
Rate of compensation increase to determine net periodic cost	N/A	4.00%	4.00%	4.00%	4.00%	N/A	4.00%
Rate of compensation increase to determine the benefit obligation as of December 31	N/A	3.50%	N/A	4.00%	4.00%	N/A	4.00%
Expected average rate of return on plan assets	8.00%(a)	7.00%	8.25(b)/8.00%(c)	7.50%	8.25(b)/8.00%(c)	N/A	7.75%

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

(a)	Rate for both management and represented plans.

(b)	Rate for management plan.

(c)	Rate for represented plan.

The Company bases the salary increase assumptions on historical experience and future expectations. The expected rate of return for the Company’s retirement benefit plans represents the average rate of return expected to be earned on plan assets over the period that the benefit obligations are expected to be paid. In developing the expected rate of return, the Company considers long-term compound annualized returns based on historical market data, historical and expected returns on the various categories of plan assets, and the target investment portfolio allocations. The rates used are adjusted for any current or anticipated shifts in the investment mix of the plans. The rates also factor in the historic performance of the plans’ assets. The unprecedented losses during 2008 are viewed as an exception to the expected long-term rates. The gain on the pension assets during 2010 was $96.0 million, with the gains smoothed over the next five years through the return on assets assumption using the market-related value of assets (“MRVA”) with those not yet recognized through MRVA amortized under current accounting rules for recognizing asset and liability gains and losses.

For the year ended December 31, 2010, the Company used an expected rate of return on pension plan assets of 8.00%. In 2009 and 2008, the Company used an expected rate of return on plan assets of 8.25% and 8.00% for the management and represented pension plans, respectively. For its U.S. post-retirement benefit plans, the Company used a weighted-average long-term rate of return on assets of 7.0% for 2010, 7.50% for 2009 and 7.75% for 2008.

Benefit Payments:

The following table reflects the benefit payments, which include expected future service, that the Company expects the plans to pay in the periods presented:

	Pension	Post-retirement
	Benefits	Benefits
	(In thousands)

Year ending December 31, 2011	$88,265	$1,300
Year ending December 31, 2012	$88,112	$1,410
Year ending December 31, 2013	$88,133	$1,520
Year ending December 31, 2014	$87,857	$1,640
Year ending December 31, 2015	$87,881	$1,760
Year ending December 31, 2016 through December 31, 2020	$441,730	$10,840

The Company expects to contribute approximately $64 million to its pension plans during the year ending December 31, 2011. The Company does not expect to contribute to its post-retirement benefit plan in 2011.

LSI 401(k) Defined Contribution Plan

Eligible employees in the U.S. may participate in the LSI Corporation 401(k) Plan (“401(k) Plan”). The Company provides a matching contribution of a fixed percentage of eligible compensation contributed by employees and may make additional variable matching contributions based on the Company’s performance. Company contributions to the 401(k) Plan were $20.5 million, $3.8 million and $20.0 million during the years ended December 31, 2010, 2009 and 2008, respectively. The Company temporarily suspended its matching contributions between April 6, 2009 and December 27, 2009.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Note 6 — Balance Sheet Detail

The following tables show the details of selected consolidated balance sheets items:

	December 31,
	2010	2009
	(In thousands)

Inventories:
Raw materials	$30,691	$24,038
Work-in-process	33,513	19,090
Finished goods	122,568	126,207

Total inventories	$186,772	$169,335

Property and equipment:
Land	$54,796	$38,021
Buildings and improvements	95,782	94,139
Equipment	348,145	339,685
Furniture and fixtures	31,602	33,071
Leasehold improvements	42,938	46,724
Construction in progress	9,490	12,155

Property and equipment, gross	582,753	563,795
Accumulated depreciation	(359,572)	(344,823)

Property and equipment, net	$223,181	$218,972

Other accrued liabilities:
Restructuring reserves	$16,698	$26,775
Deferred revenue	37,141	32,513
Accrued expenses	130,563	154,808

Total other accrued liabilities	$184,402	$214,096

Accumulated other comprehensive loss:
Net unrealized gain on investments, net of tax	$6,960	$5,928
Net unrealized gain/(loss) on derivatives, net of tax	227	(130)
Actuarial loss on pension and post-retirement plans, net of tax	(372,376)	(332,201)
Foreign currency translation adjustments	46,924	46,762

Total accumulated other comprehensive loss	$(318,265)	$(279,641)

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Note 7 — Identified Intangible Assets and Goodwill

Intangible Assets

Identified intangible assets by reportable segment were comprised of the following:

	December 31,
	2010		2009
	Gross	Accumulated	Gross	Accumulated
	Carrying Amount	Amortization	Carrying Amount	Amortization
		(In thousands)

Semiconductor segment:
Current technology	$894,808	$(690,950)	$894,808	$(613,886)
Customer base	399,508	(234,408)	399,508	(198,616)
Patent licensing	312,800	(135,603)	312,800	(99,383)
Workforce	3,567	(2,450)	3,567	(1,854)

Subtotal	1,610,683	(1,063,411)	1,610,683	(913,739)

Storage Systems segment:
Current technology	138,381	(128,433)	178,581	(142,399)
Customer base	10,301	(7,297)	10,301	(5,797)
Non-compete agreements	—	—	1,600	(1,600)
Trade names	550	(397)	1,350	(496)
In-process research and development	760	—	760	—

Subtotal	149,992	(136,127)	192,592	(150,292)

Total identified intangible assets	$1,760,675	$(1,199,538)	$1,803,275	$(1,064,031)

The following table summarizes amortization expense and the weighted-average lives of identified intangible assets:

	Weighted-	Year Ended December 31,
	Average Lives	2010	2009	2008
	(In months)	(In thousands)

Current technology	56	$86,548	$96,061	$135,897
Customer base	45	37,292	38,478	60,731
Patent licensing	36	36,220	36,140	37,059
Workforce	72	596	596	596
Trademarks	83	—	—	50
Non-compete agreements	34	—	61	1,076
Trade names	63	368	258	488

Total	50	$161,024	$171,594	$235,897

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The estimated annual future amortization expenses related to identified intangible assets as of December 31, 2010 are as follows:

Amount
(In thousands)

Fiscal Year:
2011	$120,912
2012	100,837
2013	93,081
2014	86,086
2015 and thereafter	160,221

Total	$561,137

Goodwill

The following table summarizes changes in the carrying amount of goodwill for the periods presented:

	Semiconductor	Storage Systems
	Segment	Segment	Total
		(In thousands)

Balance as of December 31, 2008:
Goodwill	$2,383,986	$175,624	$2,559,610
Accumulated impairment losses	(2,383,986)	—	(2,383,986)

	$—	$175,624	$175,624
Additions as a result of the acquisitions during the year*	—	13,074	13,074

Balance as of December 31, 2009:
Goodwill	$—	$188,698	$188,698
Accumulated impairment losses	—	—	—

Balance as of December 31, 2010:	$—	$188,698	$188,698

*	During the year ended December 31, 2009, the Company recorded $4.2 million and $8.9 million of goodwill in connection with the acquisitions of the 3ware RAID storage adapter business and ONStor, respectively.

In the fourth quarter of 2008, the economic conditions in the semiconductor industry deteriorated and the Company’s stock price declined, resulting in the Company’s market capitalization falling below its net book value. Additionally, in the fourth quarter of 2008, the Company’s revenues declined significantly from initial expectations amidst a global economic downturn.

During the fourth quarter of 2008, the results of the Company’s analysis indicated that the carrying amount of goodwill for its Semiconductor reporting unit was no longer recoverable, and thus the Company recognized goodwill impairment charges of $364.1 million in the Semiconductor segment. There was no impairment charge to goodwill in 2010 or 2009. The Company’s next annual test for the impairment of goodwill is expected to be performed in the fourth quarter of 2011 or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable.

Late in 2010, in response to the changing external storage systems market, the Company changed some of its business strategies for the Storage Systems segment and discontinued several development projects, which led the management to determine that certain identified intangible assets were no longer recoverable. As a result, the

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Company recognized impairment charges of $17.1 million in the Storage Systems segment, of which $16.8 million related to existing technology and $0.3 million related to trade names. These charges were included in restructuring of operations and other items, net, in the Company’s consolidated statements of operations. In 2008, the Company recorded identified intangible asset impairment charges of $177.5 million in the Semiconductor segment, of which $98.1 million related to existing technology and $79.4 million related to customer relationships. There was no impairment charge of identified intangible assets for the year ended December 31, 2009.

Note 8 — Cash Equivalents and Investments

The following tables summarize the Company’s cash equivalents and investments measured at fair value:

	Fair Value Measurements as of December 31, 2010
	Level 1		Level 2		Level 3	Total
			(In thousands)

Cash equivalents:
Money-market funds	$378,382(a	)	$—		$—	$378,382
U.S. government and agency securities	2,000(a	)	—		—	2,000

Total cash equivalents	$380,382		$—		$—	$380,382

Available-for-sale debt securities:
Asset-backed and mortgage-backed securities	$—		$116,552(b	)	$—	$116,552
U.S. government and agency securities	1,496(a	)	24,502(b	)	—	25,998
Corporate debt securities	—		12,330(b	)	—	12,330

Total short-term investments	$1,496		$153,384		$—	$154,880

Long-term investments in equity securities:
Marketable available-for-sale equity securities(c)	$1,681		$—		$—	$1,681

	Fair Value Measurements as of December 31, 2009
	Level 1		Level 2		Level 3	Total
	(In thousands)

Cash equivalents:
Money-market funds	$631,073(a	)	$—		$—	$631,073
Available-for-sale debt securities:
Asset-backed and mortgage-backed securities	$—		$138,282(b	)	$—	$138,282
U.S. government and agency securities	—		40,644(b	)	—	40,644
Corporate debt securities	—		4,855(b	)	—	4,855

Total short-term investments	$—		$183,781		$—	$183,781

Long-term investments in equity securities:
Marketable available-for-sale equity securities(c)	$1,405		$—		$—	$1,405

(a)	The fair value of money-market funds is determined using unadjusted prices in active markets. The fair value of US Treasury securities is determined using quoted prices in active markets.

(b)	The fair value of the short-term investments in debt securities is determined using the market approach and the income approach. These investments are traded less frequently than Level 1 securities and are valued using inputs that include quoted prices for similar assets in active markets and inputs other than quoted prices that are

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

observable for the asset, such as interest rates, yield curves, prepayment speeds, collateral performance, broker/dealer quotes and indices that are observable at commonly quoted intervals. The fair value of US Treasury securities is determined using quoted prices in active markets and classified as Level 1.

(c)	The fair value of marketable equity securities is determined using quoted market prices in active markets. These amounts are included within other assets in the consolidated balance sheets.

Investments in Non-Marketable Securities

The Company does not estimate the fair value of non-marketable securities unless there are identified events or changes in circumstances that may have a significant adverse effect on the investment. The following tables summarize certain non-marketable securities measured and recorded at fair value on a non-recurring basis:

	Carrying Value	Fair Value Measurements			Losses for
	as of	During the Year Ended December 31, 2010			the Year Ended
	December 31, 2010	Level 1	Level 2	Level 3	December 31, 2010
(In thousands)

Non-marketable securities	$ —*	$—	$—	$1,900	$11,600

	Carrying Value	Fair Value Measurements			Losses for
	as of	During the Year Ended December 31, 2009			the Year Ended
	December 31, 2009	Level 1	Level 2	Level 3	December 31, 2009
(In thousands)

Non-marketable securities	$—	$—	$—	$—	$1,650

*	The carrying value was zero as the related investment was sold during the year ended December 31, 2010.

As of December 31, 2010 and 2009, the aggregate carrying value of the Company’s non-marketable securities was $39.9 million and $56.6 million, respectively. There were no losses related to impairment charges for non-marketable securities for the year ended December 31, 2008.

The Company realized a pre-tax gain of $4.8 million associated with the sale of certain non-marketable securities during the year ended December 31, 2010. There were no sales of non-marketable securities for the years ended December 31, 2009 or 2008.

Investments in Available-for-Sale Securities

The following tables summarize the Company’s available-for-sale securities:

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	Loss (*)	Fair Value
	(In thousands)

Short-term debt securities:
Asset-backed and mortgage-backed securities	$107,891	$9,012	$(351)	$116,552
U.S. government and agency securities	25,313	812	(127)	25,998
Corporate debt securities	12,226	176	(72)	12,330

Total short-term debt securities	$145,430	$10,000	$(550)	$154,880

Long-term marketable equity securities	$852	$868	$(39)	$1,681

*	As of December 31, 2010, there were 64 investments in an unrealized loss position.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value
		(In thousands)

Short-term debt securities:
Asset-backed and mortgage-backed securities	$132,210	$7,141	$(1,069)	$138,282
U.S. government and agency securities	39,033	1,611	—	40,644
Corporate debt securities	4,736	175	(56)	4,855

Total short-term debt securities	$175,979	$8,927	$(1,125)	$183,781

Long-term marketable equity securities	$111	$1,294	$—	$1,405

The following tables summarize the gross unrealized losses and fair values of the Company’s short-term investments that have been in a continuous unrealized loss position for less than and greater than 12 months, aggregated by investment category:

	December 31, 2010
	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Asset-backed and mortgage-backed securities	$11,807	$(179)	$2,469	$(172)
U.S. government and agency securities	13,969	(127)	—	—
Corporate debt securities	6,527	(72)	—	—

Total	$32,303	$(378)	$2,469	$(172)

	December 31, 2009
	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Asset-backed and mortgage-backed securities	$9,126	$(1,037)	$870	$(32)
Corporate debt securities	1,308	(56)	—	—

Total	$10,434	$(1,093)	$870	$(32)

For the year ended December 31, 2008, the Company recognized other than temporary impairment charges of $14.3 million and $1.0 million for certain available-for-sale debt and equity securities, respectively. There were no such impairment charges for available-for-sale debt or equity securities for the years ended December 31, 2010 and 2009. There were no material other than temporary impairment losses recorded in other comprehensive income for the years ended December 31, 2010 and 2009.

Net realized gain on sales of available-for-sale debt securities was $1.0 million, $0.2 million and $1.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company realized a net pre-tax gain of $0.1 million related to the sale of certain marketable available-for-sale equity securities for the year ended December 31, 2009. There were no sales of available-for-sale equity securities for the years ended December 31, 2010 and 2008.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Contractual maturities of available-for-sale debt securities as of December 31, 2010 were as follows:

Amount
(In thousands)

Due within one year	$9,988
Due in 1-5 years	33,298
Due in 5-10 years	8,868
Due after 10 years	102,726

Total	$154,880

The maturities of asset-backed and mortgage-backed securities were allocated based on contractual principal maturities assuming no prepayments.

Note 9 — Segment and Geographic Information

The Company operates in two reportable segments — the Semiconductor segment and the Storage Systems segment, consistent with its target markets. The Semiconductor segment designs, develops and markets highly complex integrated circuits for storage and networking applications. These solutions include both custom solutions and standard products. The Storage Systems segment designs and sells enterprise storage systems and storage software applications that enable storage area networks. It also offers RAID adapters for computer servers and associated software for attaching storage devices to computer servers.

The Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”). The CODM allocates resources to and assesses the performance of each segment using information about its revenue and operating income or loss before interest and taxes. The accounting policies for segment reporting are the same as for the Company as a whole.

Summary of Operations by Segment

The following is a summary of operations by segment:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Revenues:
Semiconductor segment	$1,615,741	$1,421,463	$1,795,054
Storage Systems segment	954,306	797,696	882,023

Consolidated	$2,570,047	$2,219,159	$2,677,077

Income/(loss) from operations:
Semiconductor segment	$(19,129)	$(158,801)	$(658,442)
Storage Systems segment	56,274	29,630	62,722

Consolidated	$37,145	$(129,171)	$(595,720)

Depreciation expense:
Semiconductor segment	$42,148	$44,307	$47,252
Storage Systems segment	15,271	14,310	14,609

Consolidated	$57,419	$58,617	$61,861

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Significant Customers

The following table provides information about the Company’s significant customers, each of whom accounted for 10% or more of consolidated revenues or 10% or more of either segment’s revenues:

	Year Ended December 31,
	2010	2009	2008

Semiconductor segment:
Number of significant customers	1	1	1
Percentage of Semiconductor segment revenues	22%	24%	26%
Storage Systems segment:
Number of significant customers	2	2	3
Percentage of Storage Systems segment revenues	47%, 14%	48%, 13%	46%, 14%, 11%
Consolidated:
Number of significant customers	2	2	2
Percentage of consolidated revenues	19%, 14%	19%, 16%	17%, 16%

Information about Geographic Areas

The Company’s significant operations outside the United States include sales offices in Europe, the Middle East and Asia, including Japan. The following is a summary of revenues and long-lived assets by entities located within the indicated geographic areas. Revenues by geography were determined based on the ordering location of the customer. Because the Company sells its products primarily to other sellers of technology products and not to end-users, the information in the table below may not accurately reflect geographic end-demand for our products.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Revenues:
North America*	$691,290	$519,186	$737,163
Asia**	1,223,083	1,126,021	1,359,783
Europe and the Middle East	655,674	573,952	580,131

Total	$2,570,047	$2,219,159	$2,677,077

	December 31,
	2010	2009
	(In thousands)

Long-lived assets:
North America*	$204,862	$203,711
Asia**	15,872	13,062
Europe and the Middle East	2,447	2,199

Total	$223,181	$218,972

*	Primarily the United States.

**	Primarily Singapore, China and Taiwan.

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

Cash-Flow Hedges

The Company enters into forward contracts that are designated as foreign-currency cash-flow hedges of selected forecasted payments denominated in currencies other than U.S. dollars. These forward contracts generally mature within 12 months. The Company evaluates and calculates the effectiveness of each hedge at least quarterly. Changes in the fair value attributable to changes in time value are excluded from the assessment of effectiveness and are recognized in interest income and other, net. The effective portion of the forward contracts’ gain or loss is recorded in other comprehensive income and is subsequently reclassified into earnings when the hedged expense is recognized within the same line item in the statements of operations as the impact of the hedged transaction. The ineffective portion of the gain or loss is reported in earnings immediately. As of December 31, 2010 and 2009, the total notional value of the Company’s outstanding forward contracts, designated as foreign-currency cash-flow hedges, was $41.7 million and $28.0 million, respectively. For the years ended December 31, 2010, 2009 and 2008, the after-tax effect of foreign-exchange forward contract derivatives on other comprehensive income was not material.

Other Foreign-Currency Hedges

The Company enters into foreign-exchange forward contracts that are used to hedge certain foreign-currency-denominated assets or liabilities that do not qualify for hedge accounting. These forward contracts generally mature within three months. Changes in the fair value of these hedges are recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged. As of December 31, 2010 and 2009, the total notional value of the Company’s outstanding forward contracts, not designated as hedges under hedge accounting, was $112.3 million and $136.2 million, respectively. For the years ended December 31, 2010, 2009 and 2008, gains on other foreign-currency hedges of $2.7 million, $7.9 million and $26.0 million, respectively, were recognized in interest income and other, net. These gains were substantially offset by the losses on the underlying foreign-currency-denominated assets or liabilities.

Fair Values of Derivative Instruments

As of December 31, 2010 and 2009, the fair value of derivative instruments included in the consolidated balance sheets was not material.

Note 11 — Debt

The following table summarizes information about the Company’s convertible subordinated notes:

		Interest	Conversion	December 31,
	Maturity	Rate	Price	2010	2009
				(In thousands)

4% Convertible Subordinated Notes	2010	4.00%	$13.4200	$—	$350,000
Current portion of long-term debt				—	350,000

The Company repaid the $350.0 million principal amount of its 4% Convertible Subordinated Notes plus accrued interest upon their maturity on May 15, 2010.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

During the year ended December 31, 2009, the Company redeemed the outstanding $243.0 million principal amount of its 6.5% Convertible Subordinated Notes, which the Company guaranteed as part of the merger with Agere, at a price of 100.43% of the principal amount of each note plus accrued interest to the date of redemption. A net pre-tax gain of $0.1 million was recognized and included in interest income and other, net. The pre-tax gain was net of the write-off of the unamortized accrued debt premium as of the redemption date.

The Company paid $7.0 million, $21.9 million and $36.7 million in interest during the years ended December 31, 2010, 2009 and 2008, respectively.

Approximately $28.0 million of the proceeds from issuance of the 4% Convertible Subordinated Notes were used to purchase call spread options (“Call Spread Options”) on the Company’s common stock. The Call Spread Options, including fees and costs, were accounted for as capital transactions. The Call Spread Options covered approximately 26.1 million shares of the Company’s common stock, which was the number of shares initially issuable upon conversion in full of the 4% Convertible Subordinated Notes. The Call Spread Options were designed to mitigate dilution from conversion of the 4% Convertible Subordinated Notes in the event that the market price per share of the Company’s common stock upon exercise of the Call Spread Options was greater than $13.42 and was less than or equal to $23.875. The Call Spread Options expired in 2010.

Note 12 — Income Taxes

The provision/(benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Current:
Federal	$176	$(6,237)	$(4,740)
State	1,521	2,098	935
Foreign	20	(82,201)	19,074

Total current taxes	1,717	(86,340)	15,269

Deferred:
Federal	4,414	4,211	2,365
State	434	313	132
Foreign	(1,145)	(1,295)	9,934

Total deferred taxes	3,703	3,229	12,431

Total	$5,420	$(83,111)	$27,700

The following table summarizes the domestic and foreign components of income/(loss) before income taxes:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Domestic	$(117,118)	$(100,826)	$(660,554)
Foreign	162,510	(30,004)	66,001

Income/(loss) before income taxes	$45,392	$(130,830)	$(594,553)

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The following table summarizes significant components of the Company’s deferred tax assets and liabilities:

	December 31,
	2010	2009
	(In thousands)

Deferred tax assets:
Tax credit carryovers	$432,707	$412,685
Net operating loss carryforwards	1,338,831	1,382,990
Capital loss carryover	147,107	142,630
Future deductions for purchased intangible assets	178,906	194,298
Depreciation and amortization	105,349	101,121
Pension and post-retirement benefits	165,718	159,139
Future deductions for reserves and other	192,725	136,808
Future deductions for inventory reserves	3,115	4,359

Total deferred tax assets	2,564,458	2,534,030
Valuation allowance	(2,385,677)	(2,304,316)

Net deferred tax assets	178,781	229,714

Deferred tax liabilities:
Tax deductible goodwill	(36,338)	(31,490)
Purchased intangible assets	(172,186)	(224,455)

Total deferred tax liabilities	(208,524)	(255,945)

Total net deferred tax liabilities	$(29,743)	$(26,231)

Valuation allowances reduce the deferred tax assets to the amount that, based upon all available evidence, is more likely than not to be realized. The deferred tax assets’ valuation allowance is attributed to U.S. federal, state and certain foreign deferred tax assets primarily consisting of reserves, other one-time charges, purchased intangible assets, tax credit carryovers and net operating loss carryovers that could not be benefited under existing carry-back rules. Approximately $102.0 million of the valuation allowance at December 31, 2010 relates to tax benefits from stock option deductions, which will be credited to equity if and when realized.

As of December 31, 2010, the Company had federal, state and foreign net operating loss carryovers of approximately $3,373.7 million, $1,723.3 million and $249.3 million, respectively. The federal net operating losses will expire beginning in 2021 through 2030. The state net operating losses begin expiring in 2011 through 2031. The foreign net operating losses will expire beginning in 2016. Approximately $3,190.8 million of the federal net operating loss carryover and $1,481.1 million of the state net operating loss carryover relate to the acquisitions and are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986. As of December 31, 2010, the Company had tax credits of approximately $467.9 million, which will expire beginning in 2011.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate to income/(loss) before income taxes for the three years ended December 31, 2010, 2009 and 2008 is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Expected tax expense/(benefit) at federal statutory rate of 35%	$15,887	$(45,791)	$(208,094)
State taxes, net of federal benefit	715	75	699
Foreign rate differential	(42,222)	28,476	(6,860)
U.S. taxes on foreign earnings	33,402	16,349	13,209
Withholding taxes	5,957	5,787	6,124
Settlements of foreign tax audits	—	(81,047)	—
Change in valuation allowance	4,645	12,139	99,090
Nondeductible expenses	8,458	4,132	6,437
Goodwill impairment	—	—	116,007
Unrecognized tax benefits	(17,680)	(14,366)	5,686
Tax refunds	(3,140)	(2,685)	—
Tax benefit related to refundable R&D credit	—	(3,596)	(3,122)
Tax adjustments on unrealized other comprehensive income gain	(644)	(3,141)	(1,476)
Others	42	557	—

Total tax provision/(benefit)	$5,420	$(83,111)	$27,700

The Company paid income taxes, net of refunds received, of $29.3 million, $24.6 million and $28.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company has a tax holiday in effect for its business operations in Singapore effective January 1, 2009. The tax holiday allows for a reduced tax rate of 10% on the qualifying profits generated through December 31, 2018. For the years ended December 31, 2010 and 2009, the tax savings from this holiday were approximately $2.1 million and $2.0 million, respectively, with no material per-share impact.

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

The Company has not provided for U.S. federal income and foreign withholding taxes on $93.3 million of cumulative undistributed earnings of various non-U.S. subsidiaries. Such earnings are intended to be reinvested in the non-U.S. subsidiaries for an indefinite period of time. It is not practicable to compute the amount of incremental taxes that would result from the repatriation of those earnings.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Uncertain Income Tax Positions

As of December 31, 2010 and 2009, the amount of unrecognized tax benefits was $151.9 million and $163.9 million, respectively. The $151.9 million as of December 31, 2010 is related to unrecognized tax benefits that, if realized, would affect the annual effective tax rate of the Company.

The Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of various statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, the Company estimates that unrecognized tax benefits, plus accrued interest and penalties, could decrease by up to $16.3 million.

The Company files income tax returns at the U.S. federal level and in various state and foreign jurisdictions. With some exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006. In 2009, the Company’s subsidiary in Singapore settled its 1999 to 2007 income tax audit and the subsidiary in Hong Kong settled its 1997 to 2008 income tax audit.

The Company recognizes interest and penalties accrued in relation to unrecognized tax benefits as a tax expense. For the years ended December 31, 2010, 2009 and 2008, the Company recorded charges to tax expense of approximately $7.7 million, $18.6 million and $12.4 million for interest and penalties, respectively. Also, for the years ended December 31, 2010, 2009 and 2008, the Company recorded benefits to tax expense of approximately $17.7 million, $32.0 million and $5.5 million for interest and penalties, respectively, as a result of reductions to tax positions taken in a prior year, lapses in statutes of limitations and audit settlements. As of December 31, 2010 and 2009, the Company had $31.8 million and $42.4 million, respectively, of accrued interest and penalties which are included in current and non-current income tax liabilities in the consolidated balance sheets.

The following table sets forth a reconciliation of the beginning and ending amounts of the liability for unrecognized tax benefits:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Balance at January 1	$163,859	$232,050	$206,649
Tax positions related to current year:
Additions	10,874	10,738	15,081
Tax positions related to prior years:
Additions	1,541	54,058	43,473 *
Reductions	(800)	—	(7,903)
Lapses in statute of limitations	(14,174)	(16,374)	(23,055)
Settlements	—	(96,926)	(3,042)
Payments	(9,780)	(22,151)	—
Foreign exchange loss	378	2,464	847

Balance at December 31	$151,898	$163,859	$232,050

*	Of this amount, $39.1 million relates to pre-acquisition unrecognized tax benefits that were booked to goodwill.

Note 13 — Related Party Transactions

A member of the Company’s board of directors is also a member of the board of directors of Seagate Technology. The Company sells semiconductors used in storage product applications to Seagate Technology for

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

prices comparable to those charged to an unrelated third-party. The Company also purchases disk drives used in its storage systems from Seagate Technology for prices comparable to those paid to other vendors for similar products. Revenues from sales by the Company to Seagate Technology were $355.5 million, $344.2 million and $466.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. Purchases from Seagate Technology were $62.1 million, $48.0 million and $61.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company had accounts receivable from Seagate Technology of $55.0 million and $53.6 million as of December 31, 2010 and 2009, respectively.

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

The Company purchased $44.0 million, $46.1 million and $68.5 million of inventory from SMP during the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, the amounts of inventory on hand that were purchased from SMP were $5.0 million and $4.1 million, respectively, and amounts payable to SMP were $1.2 million and $3.8 million, respectively.

Note 14 — Commitments, Contingencies and Legal Matters

Operating Leases

The Company leases real estate, certain non-manufacturing equipment and software under non-cancelable operating leases, which expire through 2026. The facilities lease agreements typically provide for base rental rates that are increased at various times during the terms of the lease and for renewal options at the fair market rental value. Future minimum payments under the operating lease agreements for the above-mentioned facilities, equipment and software are $54.2 million, $36.2 million, $23.3 million, $12.4 million, $5.8 million and $4.2 million for the years ending December 31, 2011, 2012, 2013, 2014, 2015 and thereafter, respectively.

Rental expense under all operating leases was $42.4 million, $39.1 million and $36.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Purchase Commitments

The Company maintains purchase commitments with certain suppliers, primarily for raw materials and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary for different suppliers. As of December 31, 2010, the Company had purchase commitments of $402.5 million, which are due through 2014.

The Company has a take-or-pay agreement with SMP under which it has agreed to purchase 51% of the managed wafer capacity from SMP’s integrated circuit manufacturing facility and GLOBALFOUNDRIES has agreed to purchase the remaining 49% of the managed wafer capacity. SMP determines its managed wafer capacity each year based on forecasts provided by the Company and GLOBALFOUNDRIES. If the Company fails to purchase its required commitments, it will be required to pay SMP for the fixed costs associated with the unpurchased wafers. GLOBALFOUNDRIES is similarly obligated with respect to the wafers allotted to it. The

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

agreement may be terminated by either party upon two years written notice. The agreement may also be terminated for material breach, bankruptcy or insolvency.

Guarantees

Product Warranties:

The Company warrants finished goods against defects in material and workmanship under normal use and service for periods of generally one to three years. A liability for estimated future costs under product warranties is recorded when products are shipped.

The following table sets forth a summary of the changes in product warranties:

	Year Ended December 31
	2010	2009
	(In thousands)

Balance at the beginning of the period	$13,831	$12,238
Accruals for warranties issued during the period	18,453	16,245
Accruals related to pre-existing warranties (including changes in estimates)	314	639
Settlements made during the period (in cash or in kind)	(14,981)	(15,291)

Balance at the end of the period	$17,617	$13,831

Standby Letters of Credit:

As of December 31, 2010 and 2009, the Company had outstanding obligations relating to standby letters of credit of $3.9 million and $4.3 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, customs and certain self-insured risks. If the guarantees are called, the Company must reimburse the provider of the guarantee. The fair values of the letters of credit approximate the contract amounts. The standby letters of credit generally renew annually.

Uncertain Tax Positions

As of December 31, 2010, the Company had $151.9 million of unrecognized tax benefits, for which the Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, the Company estimates that the unrecognized tax benefits, plus accrued interest and penalties, could decrease by up to $16.3 million.

Indemnifications

The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party. Typically, these obligations arise primarily in connection with sales contracts and license agreements or the sale of assets, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of warranties, representations and covenants related to such matters as title to assets sold, validity of certain intellectual property rights, non-infringement of third-party rights, and certain income tax-related matters. In each of these circumstances, payment by the Company is typically subject to the other party making a claim to and cooperating with the Company pursuant to the procedures specified in the particular contract. This usually allows the Company to challenge the other party’s claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, the Company’s obligations under these agreements may be limited in terms of activity (typically to replace or correct the products or terminate the agreement with a refund to the other party), duration and/or amounts. In some instances, the Company may have recourse against third parties covering certain payments made by the Company.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Legal Matters

On December 6, 2006, Sony Ericsson Mobile Communications USA Inc. (“Sony Ericsson”) filed a lawsuit against Agere in Wake County Superior Court in North Carolina, alleging unfair and deceptive trade practices, fraud and negligent misrepresentation in connection with Agere’s engagement with Sony Ericsson to develop a wireless data card for personal computers. The complaint claims an unspecified amount of damages and seeks compensatory damages, treble damages and attorneys’ fees. On February 13, 2007, Agere filed a motion to dismiss for improper venue. On August 27, 2007, the court granted Agere’s motion to dismiss for improper venue. Sony Ericsson appealed that ruling. On March 3, 2009, the North Carolina Court of Appeals affirmed the lower court’s ruling. On October 22, 2007, Sony Ericsson filed a lawsuit in the Supreme Court of the State of New York, New York County against LSI, raising substantially the same allegations and seeking substantially the same relief as the North Carolina proceeding. In January 2010, Sony Ericsson amended its complaint by adding claims for fraudulent concealment and gross negligence. On September 10, 2010, Agere filed a motion for summary judgment. The Company is unable to estimate the possible loss or range of loss, if any, that may be incurred with respect to this matter.

On March 23, 2007, CIF Licensing, LLC, d/b/a GE Licensing (“GE”) filed a lawsuit against Agere in the United States District Court for the District of Delaware, asserting that Agere products infringe patents in a portfolio of patents GE acquired from Motorola. GE has asserted that four of the patents cover inventions relating to modems. GE is seeking monetary damages. Agere believes it has a number of defenses to the infringement claims in this action, including laches, exhaustion and its belief that it has a license to the patents. The court postponed hearing motions based on these defenses until after the trial, and did not allow Agere to present evidence on these defenses at trial. On February 17, 2009, the jury in this case returned a verdict finding that three of the four patents were invalid and that Agere products infringed the one patent found to be valid and awarding GE $7.6 million for infringement of that patent. The jury also found Agere’s infringement was willful, which means that the judge could increase the amount of damages up to three times its original amount. The court has not scheduled hearings on Agere’s post-trial motions related to its defenses. One of these motions seeks to have a mis-trial declared based on Agere’s belief that GE withheld evidence in discovery, which affected Agere’s ability to present evidence at trial. On October 6, 2010, a special master appointed by the court determined that GE’s actions were not wrongful and that the evidence withheld by GE was not material to the jury’s findings. Agere is challenging this determination. If the jury’s verdict is entered by the court, Agere would also expect to be required to pay interest from the date of infringing sales. If the verdict is entered, Agere intends to appeal the matter. On February 17, 2010, the court issued an order granting GE’s summary judgment motions seeking to bar Agere’s defenses of laches, exhaustion, and license and denying Agere’s summary judgment motions concerning the same defenses. On July 30, 2010, the court held that one of the patents found invalid by the jury was valid. The court also held that the February 17, 2010 order was not inconsistent with its previous ruling that Agere would be permitted to renew its laches, licensing, and exhaustion defenses, and that Agere has not been precluded from asserting them post-trial. The Company is unable to estimate the possible loss or range of loss, if any, that may be incurred with respect to this matter.

On December 1, 2010, Rambus Inc. (“Rambus”) filed a lawsuit against LSI in the United States District Court for the Northern District of California alleging that LSI’s products infringe one or more of nineteen Rambus patents. These products contain either DDR-type memory controllers or certain high-speed SerDes peripheral interfaces, such as PCI Express interfaces and certain SATA and SAS interfaces. Rambus is seeking unspecified monetary damages, treble damages and costs, expenses and attorneys’ fees due to alleged willfulness, interest, and permanent injunctive relief in this action. In addition, on December 1, 2010, Rambus filed an action with the International Trade Commission (“ITC”) against LSI and five of its customers alleging that LSI products infringe six of the nineteen patents in the California case. Rambus also named five other companies and a number of their customers in the ITC action. Rambus is seeking an exclusionary order against LSI and its customers in the ITC action, which, if granted, would preclude LSI and its customers from selling these products in the U.S. The ITC instituted its investigation on December 29, 2010. LSI has filed an answer in the ITC proceedings and has requested a stay in the California case. The Company is unable to estimate the possible loss or range of loss, if any, that may be incurred with respect to this matter.

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

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of LSI Corporation and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 28, 2011

Supplementary Financial Data
Interim Financial Information (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Year Ended December 31, 2010
Revenues	$637,182	$639,405	$628,984	$664,476
Gross profit	271,245	275,631	276,526	285,463
Net income/(loss)	22,520	7,432	23,421	(13,401)
Basic income/(loss) per share	$0.03	$0.01	$0.04	$(0.02)
Diluted income/(loss) per share	$0.03	$0.01	$0.04	$(0.02)
Year Ended December 31, 2009
Revenues	$482,279	$520,665	$578,419	$637,796
Gross profit	170,072	180,893	225,586	266,850
Net (loss)/income	(103,547)	(61,483)	52,485	64,826
Basic (loss)/income per share	$(0.16)	$(0.09)	$0.08	$0.10
Diluted (loss)/income per share	$(0.16)	$(0.09)	$0.08	$0.10

During the first, second, third and fourth quarters of 2010, the Company recorded charges for restructuring of operations and other items, net, of $1.6 million, $5.1 million, $3.7 million and $48.5 million, respectively.

During the first, second, third and fourth quarters of 2009, the Company recorded charges for restructuring of operations and other items, net, of $25.2 million, $6.0 million, $4.7 million and $2.3 million, respectively.

In 2010, the Company’s fiscal quarters ended on April 4, July 4, October 3 and December 31. In 2009, the Company’s fiscal quarters ended on April 5, July 5, October 4 and December 31.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures:  The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required or necessary disclosures. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

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

Our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the results of our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Item 8 and is incorporated herein by reference.

Changes in Internal Controls:  During the fourth quarter of 2010, we did not make any change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We have a code of ethics that our principal executive officer and senior financial officers must follow. We also have a separate code of conduct, called the Standards of Business Conduct, which applies to all directors, officers and employees. You can find these documents on our website at the following address: http://www.lsi.com/governance. We will post any amendments to the code of ethics and Standards of Business Conduct, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the New York Stock Exchange, on our website. You can also obtain a printed copy of any of these documents by contacting us at the following address:

LSI Corporation
1110 American Parkway NE
Room 10A-301C
Allentown, PA 18109
Attn: Response Center
Telephone: 1-800-372-2447

Apart from certain information about our executive officers that is set forth under the caption “Executive Officers of LSI” in Part I of this report and is incorporated herein by reference, the other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2011 annual meeting, including the information set forth under the captions “Election of Directors — Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Board Structure and Composition — Audit Committee.”

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our 2011 annual meeting, including the information set forth under the captions “Executive Compensation,” “Corporate Governance — Director Compensation” and “Corporate Governance — Board Structure and Composition — Compensation Committee Interlocks and Insider Participation.”

The information in the section of the proxy statement for our 2011 annual meeting captioned “Compensation Committee Report” is incorporated by reference herein but shall be deemed furnished, not filed, and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our 2011 annual meeting, including the information set forth under the captions “Security Ownership” and “Equity Compensation Plan Information as of December 31, 2010.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the proxy statement for our 2011 annual meeting, including the information set forth under the captions “Related Persons Transaction Policy and Procedures” and “Corporate Governance — Board Structure and Composition.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the proxy statement for our 2011 annual meeting, including the information set forth under the caption “Ratification of Selection of Independent Auditors.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of LSI Corporation and Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K:

(a)(2) Financial Statement Schedule

The following financial statement schedule is filed as part of this Form 10-K:

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C	Column D	Column E
	Balance at	Additions Charged to		Balance at
	Beginning of	Costs, Expenses		End of
Description	Period	or Other Accounts	Deductions*	Period

2010
Accounts Receivable Allowances	$10	$12	$(12)	$10
2009
Accounts Receivable Allowances	$10	$12	$(12)	$10
2008
Accounts Receivable Allowances	$10	$7	$(7)	$10

*	Deductions include write-offs of uncollectible accounts and collections of amounts previously reserved.

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

Dated: February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Abhijit Y. Talwalkar Abhijit Y. Talwalkar		President and Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2011

/s/ Bryon Look Bryon Look		Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2011

* Charles A. Haggerty		Director	February 28, 2011

* Richard S. Hill		Director	February 28, 2011

* John H.F. Miner		Director	February 28, 2011

* Arun Netravali		Director	February 28, 2011

* Matthew J. O’Rourke		Director	February 28, 2011

* Michael G. Strachan		Director	February 28, 2011

* Gregorio Reyes		Director	February 28, 2011

* Susan Whitney		Director	February 28, 2011

*By:	/s/ Bryon Look Bryon Look Attorney-in-fact February 28, 2011

EXHIBIT INDEX

2	.1.1	Asset Purchase Agreement, dated as of July 25, 2007, among STATS ChipPAC (Thailand) Limited and STATS ChipPAC Ltd. and LSI (Thai) Ltd. and LSI Corporation. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on October 9, 2007.
2	.1.2	Amendment No. 1 to Asset Purchase Agreement, dated as of July 25, 2007, among STATS ChipPAC (Thailand) Limited and STATS ChipPAC Ltd. and LSI (Thai) Ltd. and LSI Corporation. Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on October 9, 2007.
3.1		Certificate of Incorporation. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on November 16, 2009.
3.2		By-laws. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 19, 2010.
4.1		Specimen Common Stock Certificate. Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K filed on March 2, 2009.
10.1		Form of Indemnification Agreement. Incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on February 22, 2008.*
10.2		LSI Corporation Severance Policy for Executive Officers. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 20, 2008.*
10	.3.1	1991 Equity Incentive Plan. Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8 (No. 333-96543) filed on July 16, 2002.*
10	.3.2	1991 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 12, 2004.*
10	.3.3	1991 Equity Incentive Plan Form of Notice of Grant of Stock Options and Option Agreement. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 12, 2004.*
10	.4.1	1995 Director Option Plan. Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8 (No. 333-106205) filed on June 17, 2003.*
10	.4.2	Form of Annual Director Option Agreement under 1995 Director Option Plan. Incorporated by reference to Exhibit 1.3 to our Current Report on Form 8-K filed on April 7, 2005.*
10	.4.3	Form of Notice of Grant of Stock Options and Option Agreement under 1995 Director Option Plan. Incorporated by reference to Exhibit 1.4 to our Current Report on Form 8-K filed on April 7, 2005.*
10.5		1999 Nonstatutory Stock Option Plan. Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 (No. 333-96549) filed on July 16, 2002.*
10	.6.1	2003 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 13, 2010.*
10	.6.2	2003 Equity Incentive Plan Form of Nonqualified Stock Option Agreement for Employees. Incorporated by reference to Exhibit 10.6.2 to our Annual Report on Form 10-K filed on February 26, 2010.*
10	.6.3	2003 Equity Incentive Plan Form of Notice of Grant of Stock Option. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 13, 2009.*
10	.6.4	2003 Equity Incentive Plan Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.6.4 to our Annual Report on Form 10-K filed on February 26, 2010.*
10	.6.5	2003 Equity Incentive Plan Form of Restricted Stock Unit Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.6.5 to our Annual Report on Form 10-K filed on February 26, 2010.*
10	.6.6	2003 Equity Incentive Plan Form of Notice of Grant of Restricted Stock Units. Incorporated by reference to Exhibit 10.6.6 to our Annual Report on Form 10-K filed on February 26, 2010.*
10	.6.7	2003 Equity Incentive Plan Form of Notice of Grant of Restricted Stock Units (Revenue and non-GAAP operating income performance tests). Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 17, 2010.*
10	.6.8	2003 Equity Incentive Plan Form of Nonqualified Stock Option Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on February 13, 2009.*

10	.6.9	Abhijit Y. Talwalkar 2003 Equity Incentive Plan Nonqualified Stock Option Agreement, effective as of June 1, 2005. Incorporated by reference to Exhibit 10.49 to our Quarterly Report on Form 10-Q filed on August 12, 2005.*
10	.6.10	Abhijit Y. Talwalkar Notice of Grant of Stock Option, effective as of June 1, 2005. Incorporated by reference to Exhibit 10.50 to our Quarterly Report on Form 10-Q filed on August 12, 2005.*+
10.7		Standalone Stock Option Agreement issued to Abhijit Y. Talwalkar. Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 (No. 333-126594) filed on July 14, 2005.*
10	.8.1	Agere Systems Inc. 2001 Long Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to Agere’s Quarterly Report on Form 10-Q filed on May 5, 2006.*
10	.8.2	Agere Systems Inc. 2001 Long Term Incentive Plan Form of Nonstatutory Stock Option Agreement. Incorporated by reference to Exhibit 10.8 to Agere’s Registration Statement on Form S-1/A, File No. 333-51594, filed on February 7, 2001.*
10	.8.3	Agere Systems Inc. 2001 Long Term Incentive Plan Form of Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.7 to Agere’s Registration Statement on Form S-1/A, File No. 333-51594, filed on February 7, 2001.*
10.9		1996 Lucent Long Term Incentive Program For Agere Employees. Incorporated by reference to Exhibit 10.28 to Agere’s Annual Report on Form 10-K filed on December 12, 2002.*
10.10		1997 Lucent Long Term Incentive Plan For Agere Employees. Incorporated by reference to Exhibit 10.29 to Agere’s Annual Report on Form 10-K, filed December 12, 2002.*
10.11		LSI Corporation Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 18, 2009.*
10.12		Policy on Recoupment of Incentive Compensation. Incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed on February 26, 2010.*
10.13		LSI Employee Commuter Expense Reimbursement Policy. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 15, 2007.*
10.14		Agere Systems Inc. Supplemental Pension Plan. Incorporated by reference to Exhibit 10.10 to Agere’s Registration Statement on Form S-1, File No. 333-51594, filed on February 7, 2001.*
10.15		Separation Agreement with Andrew Micallef. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 12, 2010.*
21		List of Subsidiaries.
23		Consent of Independent Registered Public Accounting Firm.
24		Power of Attorney.
31.1		Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).
31.2		Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
101	.INS	XBRL instance document
101	.SCH	XBRL taxonomy extension schema document
101	.CAL	XBRL taxonomy extension calculation linkbase document
101	.LAB	XBRL taxonomy extension label linkbase document
101	.PRE	XBRL taxonomy extension presentation linkbase document

*	Denotes management contract or compensatory plan or arrangement.

+	Confidential treatment has been granted with respect to certain portions of these exhibits. Redacted versions have been filed with the Securities and Exchange Commission.

**	Furnished, not filed.

Note: The Securities and Exchange Commission file number for Agere Systems Inc. is 001-16397.