Form 10-Q
period 2011-04-03
LSI CORP
filed 2011-05-12
CIK 703360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 3, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company.)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 6, 2011, there were 605,650,469 shares of the registrant’s Common Stock, $.01 par value, outstanding.

LSI CORPORATION
FORM 10-Q
For the Quarter Ended April 3, 2011
INDEX

Page
No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets as of April 3, 2011 and December 31, 2010	3
Condensed Consolidated Statements of Operations for the three months ended April 3, 2011 and April 4, 2010	4
Condensed Consolidated Statements of Cash Flows for the three months ended April 3, 2011 and April 4, 2010	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures about Market Risk	26
Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 6. Exhibits	28
Signatures	29
EX-2.1
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LSI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	April 3,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$526,528	$521,786
Short-term investments	155,786	154,880
Accounts receivable, less allowances of $7,418 and $9,701, respectively	286,133	326,604
Inventories	155,023	186,772
Prepaid expenses and other current assets	68,369	73,314
Assets held for sale	236,296	464

Total current assets	1,428,135	1,263,820
Property and equipment, net	188,002	223,181
Identified intangible assets, net	519,588	561,137
Goodwill	72,377	188,698
Other assets	146,772	188,076

Total assets	$2,354,874	$2,424,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$198,836	$173,919
Accrued salaries, wages and benefits	104,198	126,307
Other accrued liabilities	181,217	184,402

Total current liabilities	484,251	484,628
Pension and post-retirement benefit obligations	454,750	463,119
Income taxes payable — non-current	81,478	85,717
Other non-current liabilities	74,746	73,946

Total liabilities	1,095,225	1,107,410

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value: 1,300,000 shares authorized; 606,150 and 615,191 shares outstanding, respectively	6,062	6,152
Additional paid-in capital	5,926,306	5,998,137
Accumulated deficit	(4,358,368)	(4,368,522)
Accumulated other comprehensive loss	(314,351)	(318,265)

Total stockholders’ equity	1,259,649	1,317,502

Total liabilities and stockholders’ equity	$2,354,874	$2,424,912

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 3, 2011	April 4, 2010
Revenues	$473,264	$472,672
Cost of revenues	249,090	257,878

Gross profit	224,174	214,794
Research and development	142,347	138,862
Selling, general and administrative	68,867	70,365
Restructuring of operations and other items, net	2,806	1,620

Income from operations	10,154	3,947
Interest expense	—	(3,894)
Interest income and other, net	4,288	(8,807)

Income/(loss) from continuing operation before income taxes	14,442	(8,754)
Benefit from income taxes	(4,104)	(23,102)

Income from continuing operations	18,546	14,348
(Loss)/income from discontinued operations, net of tax	(8,392)	8,172

Net income	$10,154	$22,520

Basic income/(loss) per share:
Income from continuing operations	$0.03	$0.02

(Loss)/income from discontinued operations	$(0.01)	$0.01

Net income	$0.02	$0.03

Diluted income/(loss) per share:
Income from continuing operations	$0.03	$0.02

(Loss)/income from discontinued operations	$(0.01)	$0.01

Net income	$0.02	$0.03

Shares used in computing per share amounts:
Basic	615,450	656,528

Diluted	629,733	664,315

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 3, 2011	April 4, 2010
Operating activities:
Net income	$10,154	$22,520
Adjustments:
Depreciation and amortization	56,007	67,017
Stock-based compensation expense	13,986	16,431
Non-cash restructuring of operations and other items, net	10,824	(10)
Write-down of investments	—	11,600
(Gain)/loss on sale of property and equipment	(239)	3
Unrealized foreign exchange loss/(gain)	1,379	(2,215)
Deferred taxes	(43)	98
Changes in assets and liabilities:
Accounts receivable, net	40,471	40,396
Inventories	(12,651)	(16,441)
Prepaid expenses, assets held for sale and other assets	(1,066)	(8,095)
Accounts payable	24,273	(8,547)
Accrued and other liabilities	(35,066)	(16,979)

Net cash provided by operating activities	108,029	105,778

Investing activities:
Purchases of debt securities available-for-sale	(15,530)	—
Proceeds from maturities and sales of debt securities available-for-sale	12,958	11,254
Purchases of property, equipment and software	(21,542)	(27,276)
Proceeds from sale of property and equipment	310	22

Net cash used in investing activities	(23,804)	(16,000)

Financing activities:
Issuances of common stock	17,319	3,635
Purchase of common stock under repurchase programs	(96,791)	(26,208)

Net cash used in financing activities	(79,472)	(22,573)

Effect of exchange rate changes on cash and cash equivalents	(11)	(2,117)

Net change in cash and cash equivalents	4,742	65,088

Cash and cash equivalents at beginning of period	521,786	778,291

Cash and cash equivalents at end of period	$526,528	$843,379

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
     For financial reporting purposes, LSI Corporation (“LSI” or the “Company”) reports on a 13- or 14-week quarter with the year ending December 31. The first quarter of 2011 and 2010 consisted of approximately 13 weeks each and ended on April 3, 2011 and on April 4, 2010, respectively. The results of operations for the quarter ended April 3, 2011 are not necessarily indicative of the results to be expected for the full year.
     On March 9, 2011, the Company entered into a definitive agreement to sell its external storage systems business to NetApp, Inc. (“NetApp”) for $480.0 million in cash. The strategic decision to divest the external storage systems business was based on the Company’s expectation that long-term shareholder value can be maximized by becoming a pure-play semiconductor company. Under the terms of the agreement, NetApp will purchase substantially all the assets of the Company’s external storage systems business, which develops and delivers external storage systems products and technology to a wide range of partners that provide storage solutions to end customers. Most of LSI external storage systems employees are expected to join NetApp. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of the external storage systems business are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. In the first quarter of 2011, the Company operates in one reportable segment. The external storage systems business was part of the Storage Systems segment. The results of the redundant array of independent disks (“RAID”) adapter business, which were formerly included in the Storage Systems segment, are now included in the Company’s remaining reportable segment. Additionally, the assets of the external storage systems business as of April 3, 2011 are presented as held for sale in the condensed consolidated balance sheets.
     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from these estimates.
     In management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods presented. While the Company believes that the disclosures are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Recent Accounting Pronouncements
     Pronouncements adopted during the three months ended April 3, 2011:
     In October 2009, the Financial Accounting Standards Board (“FASB”) amended revenue recognition guidance on multiple-deliverable arrangements to address how to separate deliverables and how to measure and allocate arrangement consideration. The new guidance requires the use of management’s best estimate of selling price for the deliverables in an arrangement when a vendor does not have specific objective evidence of selling price or third party evidence of selling price. In addition, excluding specific software revenue guidance, the residual method of allocating arrangement consideration is no longer permitted, and an entity is required to allocate arrangement consideration using the relative selling price method. This guidance also expands the disclosure requirements to include both quantitative and qualitative information. The Company adopted this guidance in the first quarter of 2011. The adoption did not impact the Company’s results of operations or financial position.
     In October 2009, the FASB issued guidance to clarify that tangible products containing software components and non-software components that function together to deliver a product’s essential functionality will be considered non-software deliverables and will be scoped out of the software revenue recognition guidance. The Company adopted this guidance in the first quarter of 2011. The adoption did not impact the Company’s results of operations or financial position.
     In December 2010, the FASB issued guidance to clarify that, when presenting comparative financial statements for business combinations that occurred during the current year, a public entity should disclose revenue and earnings of the combined entity as though the business combinations had occurred as of the beginning of the comparable prior annual reporting period. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The Company adopted this guidance in the first quarter of 2011. The adoption did not impact the Company’s results of operations or financial position.
Note 2 — Stock-Based Compensation and Common Stock
Stock-Based Compensation Expense
     The following table summarizes stock-based compensation expense, net of estimated forfeitures, related to the Company’s stock options, Employee Stock Purchase Plan (“ESPP”) and restricted stock unit awards.

	Three Months Ended
Stock-Based Compensation Expense Included In:	April 3, 2011	April 4, 2010
	(In thousands)
Cost of revenues	$1,813	$1,416
Research and development	6,223	6,020
Selling, general and administrative	5,631	5,687

Total stock-based compensation expense	$13,667	$13,123

     Stock Options:
     The fair value of each option grant is estimated as of the date of grant using a reduced-form calibrated binomial lattice model (the “lattice model”). The following table summarizes the weighted-average assumptions that the Company applied in the lattice model:

	Three Months Ended
	April 3, 2011	April 4, 2010
Estimated grant date fair value per share	$2.08	$1.97
Expected life (years)	4.45	4.28
Risk-free interest rate	2%	2%
Volatility	47%	51%
     The following table summarizes changes in stock options outstanding:

		Weighted-Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price Per Share	Contractual Term	Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at December 31, 2010	69,997	$6.99	—	—
Options granted	7,433	6.18	—	—
Options exercised	(2,587)	4.79	—	—
Options canceled	(3,725)	18.01	—	—

Options outstanding at April 3, 2011	71,118	$6.41	3.74	$82,958

Options exercisable at April 3, 2011	45,093	$7.10	2.88	$42,216

     Employee Stock Purchase Plan:
     Compensation expense for the Company’s ESPP is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Under the ESPP, rights to purchase shares are granted during the second and fourth quarters of each year. No shares related to the ESPP were issued during the three months ended April 3, 2011 or April 4, 2010.
     Restricted Stock Awards:
     The cost of restricted stock unit awards is determined using the fair value of the Company’s common stock on the date of grant.
     Service-based:

     The vesting requirements for service-based restricted stock units are determined at the time of grant and require that the employee remain employed by the Company for a specified period of time. As of April 3, 2011, the total unrecognized compensation expense related to these restricted stock units, net of estimated forfeitures, was $57.6 million and is expected to be recognized over the next 3.5 years on a weighted-average basis. The fair value of the shares that were issued upon the vesting of service-based restricted stock units during the three months ended April 3, 2011 was $10.3 million.
     The following table summarizes changes in service-based restricted stock units outstanding:

Number of Units
(In thousands)
Unvested service-based restricted stock units at December 31, 2010	6,713
Granted	6,297
Vested	(1,640)
Forfeited	(212)

Unvested service-based restricted stock units at April 3, 2011	11,158

     Performance-based:
     The vesting of performance-based restricted stock units is contingent upon the Company meeting specified performance criteria and requires that the employee remain employed by the Company for a specified period of time. As of April 3, 2011, the total unrecognized compensation expense related to performance-based restricted stock units was $18.9 million and, if the contingencies are fully met, is expected to be recognized over the next 1 to 3 years.
     The following table summarizes changes in performance-based restricted stock units outstanding:

Number of Units
(In thousands)
Unvested performance-based restricted stock units at December 31, 2010	2,277
Granted	3,476
Vested	(796)
Forfeited	(54)

Unvested performance-based restricted stock units at April 3, 2011	4,903

Common Stock
     Stock Repurchase Program:
     On March 9, 2011, the Company announced that its Board of Directors had authorized a new stock repurchase program of up to $750.0 million of its common stock. Purchases under this program are expected to be funded from the proceeds of the sale of the external storage systems business, available cash and short-term investments. The Company repurchased 14.7 million shares for $96.8 million under this program during the three months ended April 3, 2011. The repurchased shares were retired immediately after the repurchases were completed. Retirement of the repurchased shares is recorded as a reduction of common stock and additional paid-in capital.
Note 3 — Restructuring, Asset Impairment Charges and Other Items
     The following table summarizes items included in restructuring of operations and other items, net from continuing operations:

	Three Months Ended
	April 3, 2011		April 4, 2010
	(In thousands)
Lease and contract terminations	$1,688	(a)	$846
Employee severance and benefits	1,643	(b)	525

Total restructuring expenses	3,331		1,371
Other items	(525)		249

Total	$2,806		$1,620

(a)	The amount primarily relates to changes in estimates and changes in time value of accruals for previously accrued facility lease exit costs.

(b)	The amount primarily relates to restructuring actions taken during the first quarter of 2011 as the Company continues to streamline operations.
     In connection with the strategic decision to divest the external storage systems business, the Company initiated certain restructuring actions. The results of those actions are included in discontinued operations and are summarized below:

	Three Months Ended
	April 3, 2011		April 4, 2010
	(In thousands)
Lease and contract terminations	$1,711		$—
Employee severance and benefits	11,020	(a)	—
Asset impairment and other exit charges	11,080	(b)	—

Total	$23,811		$—

(a)	The amount includes severance accruals for the restructuring actions taken related to the decision to sell the external storage systems business.

(b)	The amount includes $9.0 million and $1.9 million for the write-down of certain identified intangible assets and certain software and hardware assets, respectively, related to the decision to sell the external storage systems business.
     The following table summarizes the significant activity within, and components of, the Company’s restructuring obligations:

				Employee
	Asset Write-downs	Lease and Contract		Severance
	and Other Exit Costs	Terminations		and Benefits		Total
	(In thousands)
Beginning balance at December 31, 2010	$—	$20,905		$4,951		$25,856
Expense	11,080	3,399		12,663		27,142
Utilized	(11,080)	(4,467	)(a)	(7,473	)(a)	(23,020)

Ending balance at April 3, 2011	$—	$19,837	(b)	$10,141	(b)	$29,978

(a)	The amounts utilized represent cash payments.

(b)	The balance remaining for lease and contract terminations is expected to be paid during the remaining terms of the leases, which extend through 2013. The majority of the balance remaining for severance is expected to be paid by the third quarter of 2011.
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
     Effective April 6, 2009, the Company froze the U.S. management defined benefit pension plan. Participants in the adjusted career-average-pay program will not earn any future service accruals after that date. Participants in the cash-balance program will not earn any future service accruals, but will continue to earn 4% interest per year on their cash-balance accounts.

     The following table summarizes the components of the net periodic benefit cost/(credit):

	Three Months Ended
	April 3, 2011		April 4, 2010
	Pension	Post-retirement	Pension	Post-retirement
	Benefits	Benefits	Benefits	Benefits
	(In thousands)
Service cost	$134	$17	$118	$20
Interest cost	16,850	625	17,617	608
Expected return on plan assets	(16,998)	(1,032)	(17,823)	(1,148)
Amortization of transition asset	(5)	—	—	—
Amortization of prior service cost	10	—	10	—
Amortization of net actuarial loss	1,681	92	547	—

Total benefit cost/(credit)	$1,672	$(298)	$469	$(520)

     During the three months ended April 3, 2011, the Company contributed $9.0 million to its pension plans. The Company expects to contribute an additional $56.2 million to its pension plans for the remainder of 2011. The Company does not expect to contribute to its post-retirement benefit plan in 2011.
Note 5 — Inventories
     Inventories were comprised of the following:

	April 3,	December 31,
	2011	2010
	(In thousands)
Raw materials	$31,706	$30,691
Work-in-process	45,930	33,513
Finished goods	77,387	122,568

Total inventories	$155,023	$186,772

Note 6 — Cash Equivalents and Investments
     The following tables summarize the Company’s cash equivalents and investments measured at fair value:

	Fair Value Measurements as of April 3, 2011
	Level 1		Level 2		Level 3	Total
	(In thousands)
Cash equivalents:
Money-market funds	$402,953	(a)	$—		$—	$402,953

Available-for-sale debt securities:
Asset-backed and mortgage-backed securities	$—		$114,312	(b)	$—	$114,312
U.S. government and agency securities	1,497	(a)	25,346	(b)	—	26,843
Corporate debt securities	—		14,631	(b)	—	14,631

Total short-term investments	$1,497		$154,289		$—	$155,786

Long-term investments in equity securities:
Marketable available-for-sale equity securities	$1,802	(c)	$—		$—	$1,802

	Fair Value Measurements as of December 31, 2010
	Level 1		Level 2		Level 3	Total
	(In thousands)
Cash equivalents:
Money-market funds	$378,382	(a)	$—		$—	$378,382
U.S. government and agency securities	2,000	(a)	—		—	2,000

Total cash equivalents	$380,382		$—		$—	$380,382

Available-for-sale debt securities:
Asset-backed and mortgage-backed securities	$—		$116,552	(b)	$—	$116,552
U.S. government and agency securities	1,496	(a)	24,502	(b)	—	25,998
Corporate debt securities	—		12,330	(b)	—	12,330

Total short-term investments	$1,496		$153,384		$—	$154,880

Long-term investments in equity securities:
Marketable available-for-sale equity securities	$1,681	(c)	$—		$—	$1,681

(a)	The fair value of money-market funds is determined using unadjusted prices in active markets. The fair value of U.S. Treasury securities is determined using quoted prices in active markets.

(b)	The fair value of the short-term investments in debt securities is determined using the market approach and the income approach. These investments are traded less frequently than Level 1 securities and are valued using inputs that include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates, yield curves, prepayment speeds, collateral performance, broker/dealer quotes and indices that are observable at commonly quoted intervals.

(c)	The fair value of marketable equity securities is determined using quoted market prices in active markets. These amounts are included within other assets in the condensed consolidated balance sheets.
Investments in Non-Marketable Securities
     The Company does not estimate the fair value of non-marketable securities unless there are identified events or changes in circumstances that may have a significant adverse effect on the investment. There were no non-marketable securities fair-valued during the three months ended April 3, 2011. The following table summarizes certain non-marketable securities measured and recorded at fair value on a non-recurring basis during the three months ended April 4, 2010:

	Carrying Value	Fair Value Measurements			Losses for the
	as of	During the Three Months Ended April 4, 2010			Three Months Ended
	April 4, 2010	Level 1	Level 2	Level 3	April 4, 2010
(In thousands)
Non-marketable securities	$1,900	$—	$—	$1,900	$11,600
     As of April 3, 2011 and December 31, 2010, the aggregate carrying value of the Company’s non-marketable securities was $39.9 million. There were no sales of non-marketable securities for the three months ended April 3, 2011 and April 4, 2010.
Investments in Available-for-Sale Securities
     The following tables summarize the Company’s available-for-sale securities:

	April 3, 2011
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gain	Loss*	Fair Value
		(In thousands)
Short-term debt securities:
Asset-backed and mortgage-backed securities	$105,348	$9,164	$(200)	$114,312
U.S. government and agency securities	26,414	548	(119)	26,843
Corporate debt securities	14,530	171	(70)	14,631

Total short-term debt securities	$146,292	$9,883	$(389)	$155,786

Long-term marketable equity securities	$852	$989	$(39)	$1,802

*	As of April 3, 2011, there were 57 investments in an unrealized loss position.

	December 31, 2010
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gain	Loss	Fair Value
		(In thousands)
Short-term debt securities:
Asset-backed and mortgage-backed securities	$107,891	$9,012	$(351)	$116,552
U.S. government and agency securities	25,313	812	(127)	25,998
Corporate debt securities	12,226	176	(72)	12,330

Total short-term debt securities	$145,430	$10,000	$(550)	$154,880

Long-term marketable equity securities	$852	$868	$(39)	$1,681

     The following tables summarize the gross unrealized losses and fair values of the Company’s short-term investments that have been in a continuous unrealized loss position for less than and greater than 12 months, aggregated by investment category:

	April 3, 2011
	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Asset-backed and mortgage-backed securities	$4,781	$(77)	$1,274	$(123)
U.S. government and agency securities	13,535	(119)	—	—
Corporate debt securities	7,279	(70)	—	—

Total	$25,595	$(266)	$1,274	$(123)

	December 31, 2010
	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Asset-backed and mortgage-backed securities	$11,807	$(179)	$2,469	$(172)
U.S. government and agency securities	13,969	(127)	—	—
Corporate debt securities	6,527	(72)	—	—

Total	$32,303	$(378)	$2,469	$(172)

     There were no impairment charges for available-for-sale debt or equity securities for the three months ended April 3, 2011 or April 4, 2010. There were no material other than temporary impairment losses recorded in other comprehensive income for the three months ended April 3, 2011 or April 4, 2010. Net realized gain or loss on sales of available-for-sale debt and equity securities for the three months ended April 3, 2011 and April 4, 2010 was not significant.
     Contractual maturities of available-for-sale debt securities as of April 3, 2011 were as follows:

Amount
(In thousands)
Due within one year	$9,394
Due in 1-5 years	37,957
Due in 5-10 years	9,230
Due after 10 years	99,205

Total	$155,786

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
Cash-Flow Hedges
     The Company enters into forward contracts that are designated as foreign-currency cash-flow hedges of selected forecasted payments denominated in currencies other than U.S. dollars. These forward contracts generally mature within 12 months. The Company evaluates and calculates the effectiveness of each hedge at least quarterly. Changes in fair value attributable to changes in time value are excluded from the assessment of effectiveness and are recognized in interest income and other, net. The effective portion of the forward contracts’ gain or loss is recorded in other comprehensive income and is subsequently reclassified into earnings when the hedged expense is recognized within the same line item in the statements of operations as the impact of the hedged transaction. The ineffective portion of the gain or loss is reported in earnings immediately. As of April 3, 2011 and December 31,

2010, the total notional value of the Company’s outstanding forward contracts, designated as foreign-currency cash-flow hedges, was $38.2 million and $41.7 million, respectively. For the three months ended April 3, 2011 and April 4, 2010, the after-tax effect of foreign-exchange forward contract derivatives on other comprehensive income was not material.
Other Foreign-Currency Hedges
     The Company enters into foreign-exchange forward contracts that are used to hedge certain foreign-currency-denominated assets or liabilities that do not qualify for hedge accounting. These forward contracts generally mature within three months. Changes in the fair value of these hedges are recorded immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged. As of April 3, 2011 and December 31, 2010, the total notional value of the Company’s outstanding forward contracts, not designated as hedges under hedge accounting, was $53.1 million and $112.3 million, respectively. For the three months ended April 3, 2011 and April 4, 2010, the gain/(loss) on other foreign-currency hedges of $1.8 million and $(5.8) million, respectively, were recognized in interest income and other, net. This gain and loss was substantially offset by the loss and gain on the underlying foreign-currency-denominated assets or liabilities.
Fair Value of Derivative Instruments
     As of April 3, 2011 and December 31, 2010, the fair value of derivative instruments included in the condensed consolidated balance sheets was not material.
Note 8 — Reconciliation of Basic and Diluted Income per Share
     The following table provides a reconciliation of the numerators and denominators used in the computation of basic and diluted per share amounts:

	Three Months Ended
	April 3, 2011			April 4, 2010
			Per Share			Per Share
	Income*	Shares+	Amount	Income*	Shares+	Amount
	(In thousands except per share amounts)
Basic:
Net income available to common stockholders	$10,154	615,450	$0.02	$22,520	656,528	$0.03
Dilutive effect of stock options, employee stock purchase rights and restricted stock unit awards	—	14,283	—	—	7,787	—
Diluted:
Net income available to common stockholders	$10,154	629,733	$0.02	$22,520	664,315	$0.03

*	Numerator

+	Denominator
     The following table provides information about the weighted-average common share equivalents that were excluded from the computation of diluted shares because their inclusion would have an antidilutive effect on net income per share:

	Three Months Ended
	April 3, 2011	April 4, 2010
	(Shares in thousands)
Anti-dilutive securities:
Stock options	48,331	69,225
Restricted stock unit awards	16,217	399
Convertible notes	—	26,080
Note 9 — Segment and Geographic Information
     The Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”). The CODM allocates resources and assesses the Company’s performance using information about its revenue and operating income or loss before interest and taxes.
     Historically, the Company operated in two reportable segments — the Semiconductor segment and the Storage Systems segment. The Semiconductor segment designs, develops and markets highly complex integrated circuits for storage and networking applications. These solutions include both custom solutions and standard products. The Storage Systems segment offered external storage systems and RAID adapters for computer servers and associated software for attaching storage devices to computer servers. On March 9, 2011, the Company entered into a definitive agreement to sell its external storage systems business to NetApp and started to operate its RAID adapter business as part of its semiconductor business. Accordingly, the Company now has one reportable segment. The change has been reflected in the Company’s segment reporting for all periods presented.
Information about Geographic Areas
     The following table summarizes the Company’s revenues by geography based on the ordering location of the customer. Because the Company sells its products primarily to other sellers of technology products and not to end-users, the information in the table below may not accurately reflect geographic end-demand for its products.

	Three Months Ended
	April 3, 2011	April 4, 2010	$ Change	% Change
		(Dollars in thousands)
North America *	$120,918	$89,766	$31,152	34.7%
Asia **	302,658	332,738	(30,080)	(9.0)%
Europe and the Middle East	49,688	50,168	(480)	(1.0)%

Total	$473,264	$472,672	$592	0.1%

*	Primarily the United States.

**	Primarily Singapore, China and Taiwan.
Note 10 — Comprehensive Income
     Comprehensive income or loss is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The following table summarizes the changes in the total comprehensive income, net of taxes:

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands)
Net income	$10,154	$22,520
Net unrealized gain on investments	326	527
Net unrealized gain/(loss) on derivatives	409	(859)
Foreign currency translation adjustments	1,401	(4,002)
Amortization of transition asset, prior-service cost and net actuarial loss	1,778	557

Total comprehensive income	$14,068	$18,743

Note 11 — Income Taxes
     The Company recorded income tax benefits from continuing operations of $4.1 million and $23.1 million for the three months ended April 3, 2011 and April 4, 2010, respectively.
     The income tax benefit from continuing operations for the three months ended April 3, 2011 included a reversal of $8.2 million in liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $4.8 million and interest and penalties of $3.4 million, as a result of the expiration of statutes of limitations in multiple jurisdictions. The income tax benefit from continuing operations for the three months ended April 4, 2010 was primarily a result of a reversal of $27.9 million in liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $12.2 million and interest and penalties of $15.7 million, as a result of the expiration of statutes of limitations in multiple jurisdictions.
     In general, the Company computes the tax provision using an estimated annual tax rate. However, the Company excludes certain loss jurisditions from the computation of estimated annual rate when no benefit can be realized on those losses. Excluding certain foreign jurisdictions, the Company believes that it is more likely than not that the future benefit of deferred tax assets will not be realized.

Note 12 — Related Party Transactions
     A member of the Company’s board of directors is also a member of the board of directors of Seagate Technology. The Company sells semiconductors used in storage product applications to Seagate Technology for prices comparable to those charged to an unrelated third party. The Company also purchased drives used in its storage systems from Seagate Technology for prices comparable to those paid to other vendors for similar products. Revenues from sales by the Company to Seagate Technology were $98.6 million and $96.1 million for the three months ended April 3, 2011 and April 4, 2010, respectively. Purchases from Seagate Technology were $0.4 million and $11.6 million for the three months ended April 3, 2011 and April 4, 2010, respectively. The Company had accounts receivable from Seagate Technology of $53.1 million and $55.0 million as of April 3, 2011 and December 31, 2010, respectively.
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
     The Company purchased $10.8 million and $12.0 million of inventory from SMP for the three months ended April 3, 2011 and April 4, 2010, respectively. As of April 3, 2011 and December 31, 2010, the amounts of inventory on hand that were purchased from SMP were $7.1 million and $5.0 million, respectively, and the amounts payable to SMP were $4.6 million and $1.2 million, respectively.
Note 13 — Commitments, Contingencies and Legal Matters
Purchase Commitments
     The Company maintains purchase commitments with certain suppliers, primarily for raw materials and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time horizon as mutually agreed upon between the parties. This forecasted time horizon can vary for different suppliers. As of April 3, 2011, the Company had purchase commitments of $371.2 million, which are due through 2015.
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
     The following table sets forth a summary of changes in product warranties:

Three Months Ended
April 3, 2011
(In thousands)
Balance as of December 31, 2010	$17,617
Accruals for warranties issued during the period	2,258
Accruals related to pre-existing warranties (including changes in estimates)	547
Settlements made during the period (in cash or in kind)	(3,169)

Balance as of April 3, 2011	$17,253

     Standby Letters of Credit:
     As of April 3, 2011 and December 31, 2010, the Company had outstanding obligations relating to standby letters of credit of $3.5 million and $3.9 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, customs and certain self-insured risks. If the guarantees are called, the Company must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amounts. The standby letters of credit generally renew annually.
Uncertain Tax Positions
     As of April 3, 2011, the Company had $150.8 million of unrecognized tax benefits, for which the Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, the Company estimates that the unrecognized tax benefits, plus accrued interest and penalties, could decrease by up to $18.5 million.
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
Legal Matters
     On December 6, 2006, Sony Ericsson Mobile Communications USA Inc. (“Sony Ericsson”) filed a lawsuit against Agere in Wake County Superior Court in North Carolina, alleging unfair and deceptive trade practices, fraud and negligent misrepresentation in connection with Agere’s engagement with Sony Ericsson to develop a wireless data card for personal computers. The complaint claims an unspecified amount of damages and seeks compensatory damages, treble damages and attorneys’ fees. On February 13, 2007, Agere filed a motion to dismiss for improper venue. On August 27, 2007, the court granted Agere’s motion to dismiss for improper venue. Sony Ericsson appealed that ruling. On March 3, 2009, the North Carolina Court of Appeals affirmed the lower court’s ruling. On October 22, 2007, Sony Ericsson filed a lawsuit in the Supreme Court of the State of New York, New York County against LSI, raising substantially the same allegations and seeking substantially the same relief as the North Carolina proceeding. In January 2010, Sony Ericsson amended its complaint by adding claims for fraudulent concealment and gross negligence. On September 10, 2010, LSI filed a motion for summary judgment. In January 2011, LSI and Sony Ericsson held an unsuccessful mediation in this matter. The Company is unable to estimate the possible loss or range of loss, if any, that may be incurred with respect to this matter.
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
     The Company has not provided accruals for any legal matters in its financial statements as potential losses for such matters are not considered probable and reasonably estimable. However, because such matters are subject to many uncertainties, the ultimate outcomes are not predictable, and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not have a material adverse effect on its consolidated results of operations, financial position or cash flows.
Note 14 — Discontinued Operations
     On March 9, 2011, the Company entered into a definitive agreement to sell its external storage systems business to NetApp for $480.0 million in cash. The external storage systems business had historically been part of the Company’s Storage Systems segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of the external storage systems business are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Additionally, the assets of the external storage systems business at April 3, 2011 are presented as held for sale in the condensed consolidated balance sheets.
     Following is selected financial information included in (loss)/income from discontinued operations for the external storage systems business:

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands)
Revenues	$155,690	$164,510
(Loss)/income before income taxes	$(7,910)	$12,474

     Assets classified as held for sale as of April 3, 2011 related to the external storage systems business are as follows:

Amount
(In thousands)
Inventories	$44,400
Property and equipment, net	25,952
Goodwill and identified intangible assets, net	117,847
Other assets	47,700

Total assets held for sale of discontinued operations	$235,899

Note 15 — Subsequent Events
     On May 6, 2011, the Company completed the sale of its external storage systems business to NetApp pursuant to the terms of the asset purchase agreement and received cash consideration of $480.0 million.
     As part of the asset purchase agreement, certain transitional services will be provided to NetApp for a period of up to eighteen months. The purpose of these services is to provide short-term assistance to the buyer in assuming the operations of the external storage systems business.

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
OVERVIEW
     We design, develop and market complex, high-performance storage and networking semiconductors. We provide silicon-to-system solutions that are used at the core of products that create, store, consume and transport digital information. We offer a broad portfolio of capabilities, including custom and standard product integrated circuits used in hard disk drives, solid state drives, high-speed communications systems, computer servers, storage systems and personal computers. We also offer redundant array of independent disks, or RAID, adapters for computer servers and RAID software applications.
     We sell our integrated circuits for server and storage applications principally to makers of hard disk drives, solid state drives and computer servers. We sell our integrated circuits for networking applications principally to makers of devices used in computer and telecommunications networks and, to a lesser extent, to makers of personal computers. We also generate revenue by licensing other entities to use our intellectual property.
     We derive the majority of our revenue from sales of products for the server, hard disk drive and networking equipment end markets. We believe that these markets offer us attractive opportunities because of the growing demand to create, store, manage and move digital content. We believe that this growth is occurring as a result of a number of trends, including:
•	The increasing popularity of mobile devices such as smart phones and media tablets, and the increasing use of the internet for streaming media, such as videos and music, which are driving the need for more network capacity;
•	Consumer and business demand for hard disks to store increasing amounts of digital data, including music, video, pictures, and medical and other business records; and
•	Enterprises are refreshing their data centers to provide higher levels of business support and analytics, which drives demand for new servers and storage systems and associated equipment.
     Our revenues depend on market demand for these types of products and our ability to compete in highly competitive markets. We face competition not only from makers of products similar to ours, but also from competing technologies. For example, we see the development of solid state drives based on flash memory rather than the spinning platters used in hard disk drives as a long-term potential competitor to certain types of hard disk drives, and we are focusing development efforts in that area.
     Prior to May 6, 2011, we also sold external storage systems, primarily to original equipment manufacturers, or OEMs, who resell these products to end customers under their own brand name. On May 6, 2011, we completed the sale of our external storage systems business to NetApp for $480.0 million in cash. Because of our decision to exit the external storage systems business, we have reflected that business as a discontinued operation in our financial statements for all periods presented and have reclassified the assets of that business as held for sale in the balance sheet as of April 3, 2011. Until we made the decision to exit the external storage systems business, our storage systems business included our external storage systems and RAID adapter businesses. We have retained the RAID adapter business, which is now managed by and has been incorporated into our semiconductor business. We now operate in one reportable segment.
     During the first quarter of 2011, we reported revenue of $473.3 million, compared to $472.7 for the first quarter of 2010, and net income of $10.2 million, or $0.02 per share, compared to $22.5 million, or $0.03 per share, for the first quarter of 2010.
     On March 9, 2011, our Board of Directors authorized a new stock repurchase program of up to $750.0 million of our common stock. During the first quarter of 2011, we repurchased 14.7 million shares for $96.8 million under this program and anticipate continuing to repurchase stock under current market conditions. We ended the first quarter of 2011 with cash and cash equivalents, together with short-term investments, of $682.3 million, an improvement of $5.6 million from the end of 2010 and received additional cash from the closing of the sale of our external storage systems business after the end of the quarter.
     As we look forward into 2011, we are focused on a number of key objectives, including:
•	Working with suppliers and customers to maintain our ability to meet customer demand for products in light of the impact of the recent earthquake and ensuing events in Japan. The packaging we use for some of our semiconductor products uses materials from a supplier in Japan whose operations have been affected. While we believe we have access to sufficient materials for the near term, we are working to ensure adequate supplies of materials acceptable to our customers to fully meet demand anticipated in the second half of 2011 and beyond.
•	Improving our gross margins and controlling operating expenses to drive improved financial performance;
•	Meeting or exceeding our development, product quality and delivery commitments to our customers;
•	Identifying attractive opportunities for future products, particularly in areas that are adjacent to technologies where we have strong capabilities;
•	Developing leading-edge new technologies; and
•	Developing the skills of our workforce.
RESULTS OF OPERATIONS
Revenues

	Three Months Ended
	April 3, 2011	April 4, 2010	$ Change	% Change
		(Dollars in millions)
Revenues	$473.3	$472.7	$0.6	0.1%
     The increase in revenues was primarily attributable to increases in demand for our server RAID adapters from existing customers, program ramp-ups with new customers, and higher revenues from the licensing of our intellectual property. These increases were offset in part by a decrease in unit sales from semiconductors used in storage product applications, primarily as our customers experienced lower demand for fiber channel and host bus adaptors.
     Significant Customers:
     The following table provides information about our one customer that accounted for 10% or more of consolidated revenues:

	Three Months Ended
	April 3, 2011	April 4, 2010
% of revenues	21%	20%
Revenues by Geography
     The following table summarizes our revenues by geography based on the ordering location of the customer. Because we sell our products primarily to other sellers of technology products and not to end-users, the information in the table below may not accurately reflect geographic end-demand for our products.

	Three Months Ended
	April 3, 2011	April 4, 2010	$ Change	% Change
		(Dollars in millions)
North America *	$120.9	$89.8	$31.1	34.7%
Asia **	302.7	332.7	(30.0)	(9.0)%
Europe and the Middle East	49.7	50.2	(0.5)	(1.0)%

Total	$473.3	$472.7	$0.6	0.1%

*	Primarily the United States.

**	Primarily Singapore, China and Taiwan.

     The increase in revenues in North America was primarily attributable to increased unit sales of server RAID adapters and semiconductors used in networking product applications. The decrease in revenues in Asia was primarily attributable to decreased unit sales of semiconductors used in storage and networking product applications.
Gross Profit Margin

	Three Months Ended
	April 3, 2011	April 4, 2010	$ Change	% Change
		(Dollars in millions)
Gross profit	$224.2	$214.8	$9.4	4.4%
% of revenues	47.4%	45.4%
     Gross margins increased primarily due to a favorable shift in product mix as a result of increased revenues from the licensing of our intellectual property, which have higher gross margins than products, and a decrease in amortization of identified intangible assets.
Research and Development

	Three Months Ended
	April 3, 2011	April 4, 2010	$ Change	% Change
		(Dollars in millions)
Research and development	$142.3	$138.9	$3.4	2.4%
% of revenues	30.1%	29.4%
     R&D expenses increased primarily due to higher compensation-related expenses and facility costs as a result of headcount additions in China and India.
Selling, General and Administrative

	Three Months Ended
	April 3, 2011	April 4, 2010	$ Change	% Change
		(Dollars in millions)
Selling, general and administrative	$68.9	$70.4	$(1.5)	(2.1)%
% of revenues	14.6%	14.9%
     SG&A expenses decreased primarily due to decreases in amortization of identified intangible assets and sales commissions.
Restructuring of Operations and Other Items, net
     The following table summarizes items included in restructuring of operations and other items, net from continuing operations:

	Three Months Ended
	April 3, 2011		April 4, 2010
	(In millions)
Lease and contract terminations	$1.7	(a)	$0.9
Employee severance and benefits	1.6	(b)	0.5

Total restructuring expenses	3.3		1.4
Other items	(0.5)		0.2

Total	$2.8		$1.6

(a)	The amount primarily relates to changes in estimates and changes in time value of accruals for previously accrued facility lease exit costs.

(b)	The amount primarily relates to restructuring actions taken during the first quarter of 2011 as we continue to streamline our operations.
Interest Expense, Interest Income and Other, net
     The following table summarizes interest expense and components of interest income and other, net:

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In millions)
Interest expense	$—	$(3.9)
Interest income	3.4	3.6
Other income/(expense), net	0.9	(12.4)

Total	$4.3	$(12.7)

     Interest expense decreased by $3.9 million for the three months ended April 3, 2011 as compared to the three months ended April 4, 2010 as a result of the repayment of our 4% Convertible Subordinated Notes in May 2010.
     Interest income decreased by $0.2 million for the three months ended April 3, 2011 as compared to the three months ended April 4, 2010 primarily as a result of lower cash balances throughout the first quarter of 2011, offset in part by higher interest rates during the first quarter of 2011 compared to the first quarter of 2010.
     The $12.4 million of other expense, net, for the three months ended April 4, 2010 primarily consisted of $11.6 million of other than temporary impairment charges for certain non-marketable equity securities.
Benefit from Income Taxes
     During the three months ended April 3, 2011 and April 4, 2010, we recorded income tax benefits from continuing operations of $4.1 million and $23.1 million, respectively. The income tax benefit from continuing operations for the three months ended April 3, 2011 included a reversal of $8.2 million in liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $4.8 million and interest and penalties of $3.4 million, as a result of the expiration of statutes of limitations in multiple jurisdictions. The income tax benefit from continuing operations for the three months ended April 4, 2010 included a reversal of $27.9 million in liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $12.2 million and interest and penalties of $15.7 million, as a result of the expiration of statutes of limitations in multiple jurisdictions.
     In general, we compute our tax provision using an estimated annual tax rate. However, we exclude certain loss jurisdictions from the computation of estimated annual rate when no benefit can be realized on those losses. Excluding certain foreign jurisdictions, we believe that it is more likely than not that the future benefit of deferred tax assets will not be realized.
Discontinued Operations
     Net loss from discontinued operations, net of taxes, was $8.4 million for the three months ended April 3, 2011 as compared to net income of $8.2 million for the three months ended April 4, 2010. The $16.6 million decrease primarily represents $23.8 million of restructuring, asset impairment and other exit charges, offset in part by a $7.9 million decrease in R&D expenses due to lower compensation-related expenses and facility costs as a result of the decision to sell the external storage systems business during the three months ended April 3, 2011.
FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
     Cash, cash equivalents and short-term investments increased to $682.3 million as of April 3, 2011 from $676.7 million as of December 31, 2010. The increase was mainly due to cash inflows generated from operating activities, which were substantially offset by cash outflows for financing and investing activities, as described below.
Working Capital
     Working capital increased by $164.7 million to $943.9 million as of April 3, 2011 from $779.2 million as of December 31, 2010. The increase was primarily attributable to the following:
•	Assets held for sale increased by $235.8 million primarily as certain assets of the external storage systems business were classified to assets held for sale;
•	Accrued salaries, wages and benefits decreased by $22.1 million primarily as a result of timing differences in the payment of salaries, benefits and performance-based compensation; and

•	Cash, cash equivalents and short-term investments increased by $5.6 million.
     These increases in working capital were offset in part by the following:
•	Accounts receivable decreased by $40.5 million primarily as a result of an improvement in collections;
•	Inventories decreased by $31.7 million primarily as a result of the reclassification of the external storage systems business inventory to assets held for sale, offset in part by an increase in inventory purchases primarily due to new product introductions and expected increases in product demand in future quarters;
•	Accounts payable increased by $24.9 million primarily due to the normal timing of invoice receipts and payments, and increased levels of inventory purchases as a result of expected increases in product demand; and
•	Prepaid expenses and other current assets decreased by $4.9 million primarily as a result of decreases in prepaid software maintenance and other receivables.
     Working capital increased by $33.8 million to $764.9 million as of April 4, 2010 from $731.1 million as of December 31, 2009. The increase was primarily attributable to the following:
•	Cash, cash equivalents and short-term investments increased by $53.4 million;
•	Inventories increased by $16.4 million primarily as a result of an increase in inventory purchases to meet expected customer demand in the second quarter of 2010;
•	Accounts payable decreased by $12.8 million primarily due to the normal timing of invoice receipts and payments;
•	Prepaid expenses and other current assets increased by $9.4 million primarily due to increases in prepaid software maintenance contracts, other prepaid expenses and receivables; and
•	Other accrued liabilities decreased by $6.8 million primarily attributable to the utilization of restructuring reserves and payment of liabilities, offset in part by increases in accruals for interest on our convertible notes as the interest payment date approached in May 2010 and other accruals related to our operations.
     These increases in working capital were offset in part by the following:
•	Accounts receivable decreased by $40.4 million primarily as a result of an improvement in collections; and
•	Accrued salaries, wages and benefits increased by $24.6 million primarily as a result of timing differences in the payment of salaries and benefits and the addition of performance-based compensation accruals, which we reduced in 2009 in response to the global economic downturn.
Cash Provided by Operating Activities
     During the three months ended April 3, 2011, we generated $108.0 million of cash from operating activities as a result of the following:
•	Net income adjusted for non-cash items, including depreciation and amortization of $56.0 million and stock-based compensation expense of $14.0 million. The non-cash items and other non-operating adjustments are quantified in our condensed consolidated statements of cash flows included in Item 1; and
•	A net increase of $16.0 million in assets and liabilities, including changes in working capital components, from December 31, 2010 to April 3, 2011, as discussed above.
     During the three months ended April 4, 2010, we generated $105.8 million of cash from operating activities as a result of the following:

•	Net income adjusted for non-cash items, including depreciation and amortization of $67.0 million and stock-based compensation expense of $16.4 million. The non-cash items and other non-operating adjustments are quantified in our condensed consolidated statements of cash flows included in Item 1;
•	Offset in part by a net decrease of $9.7 million in assets and liabilities, including changes in working capital components, from December 31, 2009 to April 4, 2010, as discussed above.
Cash Used in Investing Activities
     Cash used in investing activities for the three months ended April 3, 2011 was $23.8 million. The investing activities during the first quarter of 2011 were the following:
•	Purchases of property, equipment and software, net of proceeds from sales, totaling $21.2 million; and
•	Purchases of available-for-sale debt securities, net of proceeds from maturities and sales, of $2.6 million.
     Cash used in investing activities for the three months ended April 4, 2010 was $16.0 million. The investing activities during the first quarter of 2010 were the following:
•	Purchases of property, equipment and software, net of proceeds from sales, totaling $27.3 million; and
•	Proceeds from maturities and sales of available-for-sale debt securities of $11.3 million.
     We expect capital expenditures to be approximately $55 million in 2011. In recent years, we have reduced our level of capital expenditures as a result of our focus on establishing strategic supplier alliances with foundry semiconductor manufacturers and with third-party assembly and test operations, which enables us to have access to advanced manufacturing capacity while reducing our capital spending requirements.
Cash Used in Financing Activities
     Cash used in financing activities for the three months ended April 3, 2011 was $79.5 million, as compared to $22.6 million for the three months ended April 4, 2010. The primary financing activities during the three months ended April 3, 2011 were the use of $96.8 million to repurchase our common stock, offset in part by the proceeds of $17.3 million from issuances of common stock under our employee stock plans. On March 9, 2011, our Board of Directors authorized a new stock repurchase program of up to $750.0 million of our common stock. We expect to fund the repurchases under this authorization from the proceeds of the sale of our external storage systems business, available cash and short-term investments.
     The primary financing activities during the three months ended April 4, 2010 were the use of $26.2 million to repurchase our common stock, offset in part by the proceeds of $3.6 million from issuances of common stock under our employee stock plans.
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
CONTRACTUAL OBLIGATIONS
     The following table summarizes our contractual obligations as of April 3, 2011:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Other		Total
			(In millions)
Operating lease obligations	$48.0	$51.4	$15.5	$3.6	$—		$118.5
Purchase commitments	367.0	4.1	0.1	—	—		371.2
Unrecognized tax positions plus interest and penalties	—	—	—	—	81.5	**	81.5
Pension contributions	56.2	*	*	*	*		56.2

Total	$471.2	$55.5	$15.6	$3.6	$81.5		$627.4

*	We have pension plans covering substantially all former Agere U.S. employees, excluding management employees hired after June 30, 2003. We also have pension plans covering certain international employees. Although additional future contributions will be required, the amount and timing of these contributions will be affected by actuarial assumptions, the actual rate of return on plan assets, the level of market interest rates, and the amount of voluntary contributions to the plans. The amount shown in the table represents our planned contributions to our pension plans for the remainder of 2011. Because any contributions for 2012 and later will depend on the value of the plan assets in the future and thus are uncertain, we have not included any amounts for 2012 and beyond in the above table.

**	This amount represents the non-current tax payable obligation. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.
Operating Lease Obligations
     We lease real estate and certain non-manufacturing equipment under non-cancelable operating leases. We also include non-cancellable obligations under certain software licensing arrangements in this category.
Purchase Commitments
     We maintain purchase commitments with certain suppliers, primarily for raw materials and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time horizon as mutually agreed upon between the parties. This forecasted time horizon can vary for different suppliers.
Uncertain Tax Positions
     As of April 3, 2011, we had $150.8 million of unrecognized tax benefits, for which we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, we estimate that the unrecognized tax benefits, plus accrued interest and penalties, could decrease by up to $18.5 million.
Standby Letters of Credit
     As of April 3, 2011 and December 31, 2010, we had outstanding obligations relating to standby letters of credit of $3.5 million and $3.9 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, customs and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amount. The standby letters of credit generally renew annually.
CRITICAL ACCOUNTING POLICIES
     There have been no significant changes in our critical accounting estimates or significant accounting policies during the three months ended April 3, 2011 as compared to the discussion in Part II, Item 7 and in Note 1 to our financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010.
RECENT ACCOUNTING PRONOUNCEMENTS
     The information contained in Note 1 to our financial statements in Item 1 under the heading “Recent Accounting Pronouncements” is incorporated by reference into this Item 2.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There have been no significant changes in the market risk disclosures during the three months ended April 3, 2011 as compared to the discussion in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.
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
     Changes in Internal Control: During the first quarter of 2011, we did not make any change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     This information is included under the caption “Legal Matters” in Note 13 to our financial statements in Item 1 of Part I.
Item 1A. Risk Factors
     Set forth below are risks and uncertainties, many of which are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2010, that, if they were to occur, could materially adversely affect our business or could cause our actual results to differ materially from the results contemplated by the forward-looking statements in this report and other public statements we make:
•	As a result of the earthquake and tsunami that affected Japan in early March 2011, and the events at the Fukushima Dai-ichi nuclear plant, it is possible that supplies of some materials we need to make semiconductors, as well as demand from our customers will be affected, which could have an adverse impact on our business.
     On March 11, 2011, Japan experienced a 9.0 magnitude earthquake, which triggered a tsunami that led to widespread damage and business interruption. Following the earthquake, the cooling system at the Fukushima Daiichi nuclear generating plant failed and the plant has experienced significant emissions of radiation. As a result of the earthquake, a number of factories in Japan have been forced to shut down and the country has been experiencing rolling blackouts, further affecting industrial production.
     We do not maintain significant operations in Japan and do not use semiconductor foundries in Japan. We do, however, obtain materials used in the packaging of some of our semiconductors from suppliers in Japan, the operations of one of which have been curtailed. While we have sufficient supplies of these materials to cover our needs for the near term, we are working with some of our customers and suppliers to obtain alternate sources of supply that are acceptable to our customers. While alternate suppliers and alternate materials may be available, our ability to use these alternate suppliers and materials may be delayed if customers require that the suppliers or materials be qualified before they accept products using materials from the alternate suppliers or using alternate materials. To the extent that our existing supplier’s operations continue to be curtailed and we are unable to obtain timely, acceptable alternate sources of supply, our revenues could be adversely affected, beginning in the second half of 2011.
     We have been working closely with our customers to understand their needs. We have some customers with significant operations in Japan and demand from these customers may be reduced if the customers’ operations are curtailed. Our revenues may also be adversely affected if any of our customers are unable to obtain sufficient parts from other suppliers or if they experience reduced demand from their customers.

•	We depend on a small number of customers. The loss of, or a significant reduction in revenue from, any of these customers would harm our results of operations.
•	If we fail to keep pace with technological advances, or if we pursue technologies that do not become commercially accepted, customers may not buy our products and our results of operations may be harmed.
•	We operate in intensely competitive markets, and our failure to compete effectively would harm our results of operations.
•	Customer orders and ordering patterns can change quickly, making it difficult for us to predict our revenues and making it possible that our actual revenues may vary materially from our expectations, which could harm our results of operations and stock price.
•	We depend on outside suppliers to manufacture, assemble, package and test our products; accordingly, any failure to secure and maintain sufficient manufacturing capacity at attractive prices or to maintain the quality of our products could harm our business and results of operations.
•	Failure to qualify our products or our suppliers’ manufacturing lines with key customers could harm our business and results of operations.
•	Any defects in our products could harm our reputation, customer relationships and results of operations.
•	Our pension plans are underfunded, and may require significant future contributions, which could have an adverse impact on our business.
•	We may be subject to intellectual property infringement claims and litigation, which could cause us to incur significant expenses or prevent us from selling our products.
•	If we are unable to protect or assert our intellectual property rights, our business and results of operations may be harmed.
•	We are exposed to legal, business, political and economic risks associated with our international operations.
•	We use indirect channels of product distribution over which we have limited control.
•	We may engage in acquisitions and strategic alliances, which may not be successful and could harm our business and operating results.
•	The semiconductor industry is highly cyclical, which may cause our operating results to fluctuate.
•	Our failure to attract, retain and motivate key employees could harm our business.
•	Our operations and our suppliers’ operations are subject to natural disasters and other events outside of our control that may disrupt our business and harm our operating results.
•	We are subject to various environmental laws and regulations that could impose substantial costs on us and may harm our business.
•	Our blank check preferred stock and Delaware law contain provisions that may inhibit potential acquisition bids, which may harm our stock price, discourage merger offers or prevent changes in our management.
•	Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s attention and resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table contains information about our repurchases of our common stock during the quarter ended April 3, 2011.
Issuer Purchases of Equity Securities

Total Number of
			Shares Purchased	Dollar Value of Shares
			as Part of	that May Yet Be
	Total Number of Shares	Average Price	Publicly Announced	Purchased Under
Period	Purchased	Paid per Share	Plans or Programs	the Programs
January 1 — January 31, 2011	—	$—	—	$—
February 1 — February 28, 2011	—	—	—	—
March 1 — April 3, 2011	14,707,638	6.58	14,707,638	653,209,599

Total	14,707,638	$6.58	14,707,638	$653,209,599

     On March 9, 2011, our Board of Directors authorized the repurchase of up to $750 million of our common stock. The repurchases reported in the table above were made pursuant to this authorization.
Item 6. Exhibits
     See the Exhibit Index, which follows the signature page to this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSI CORPORATION (Registrant)
Date: May 12, 2011	By	/s/ Bryon Look
Bryon Look
Executive Vice President, Chief Financial Officer and Chief Administrative Officer

EXHIBIT INDEX

2.1	Asset Purchase Agreement, by and between LSI Corporation and NetApp, Inc., dated as of March 9, 2011. (Exhibits and Schedules have been omitted pursuant to Regulation S-K Item 601(b)(2), but will be provided to the Securities and Exchange Commission upon request.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema document

101.CAL	XBRL taxonomy extension calculation linkbase document

101.LAB	XBRL taxonomy extension label linkbase document

101.PRE	XBRL taxonomy extension presentation linkbase document