Form 10-Q
period 2011-07-03
LSI CORP
filed 2011-08-12
CIK 703360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 3, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 5, 2011, there were 572,877,263 shares of the registrant’s Common Stock, $.01 par value, outstanding.

LSI CORPORATION
FORM 10-Q
For the Quarter Ended July 3, 2011
INDEX

Page
No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets as of July 3, 2011 and December 31, 2010	3
Condensed Consolidated Statements of Operations for the three and six months ended July 3, 2011 and July 4, 2010	4
Condensed Consolidated Statements of Cash Flows for the six months ended July 3, 2011 and July 4, 2010	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 6. Exhibits	30
Signatures	31
Exhibit Index	32
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LSI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	July 3,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$755,442	$521,786
Short-term investments	151,068	154,880
Accounts receivable, less allowances of $11,875 and $9,701, respectively	234,127	326,604
Inventories	193,802	186,772
Prepaid expenses and other current assets	73,805	73,314
Assets held for sale	18,558	464

Total current assets	1,426,802	1,263,820
Property and equipment, net	178,517	223,181
Identified intangible assets, net	490,989	561,137
Goodwill	72,377	188,698
Other assets	147,213	188,076

Total assets	$2,315,898	$2,424,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$185,458	$173,919
Accrued salaries, wages and benefits	87,728	126,307
Other accrued liabilities	174,535	184,402

Total current liabilities	447,721	484,628
Pension and post-retirement benefit obligations	443,392	463,119
Income taxes payable — non-current	85,087	85,717
Other non-current liabilities	38,974	73,946

Total liabilities	1,015,174	1,107,410

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value: 1,300,000 shares authorized; 571,228 and 615,191 shares outstanding, respectively	5,712	6,152
Additional paid-in capital	5,672,751	5,998,137
Accumulated deficit	(4,064,584)	(4,368,522)
Accumulated other comprehensive loss	(313,155)	(318,265)

Total stockholders’ equity	1,300,724	1,317,502

Total liabilities and stockholders’ equity	$2,315,898	$2,424,912

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Revenues	$500,644	$473,447	$973,908	$946,119
Cost of revenues	263,024	248,679	512,114	506,557

Gross profit	237,620	224,768	461,794	439,562
Research and development	145,873	142,871	288,220	281,733
Selling, general and administrative	71,793	70,150	140,660	140,515
Restructuring of operations and other items, net	(10,904)	5,086	(8,098)	6,706

Income from operations	30,858	6,661	41,012	10,608
Interest expense	—	(1,707)	—	(5,601)
Interest income and other, net	6,450	4,639	10,738	(4,168)

Income from continuing operations before income taxes	37,308	9,593	51,750	839
Provision for/(benefit from) income taxes	8,900	6,911	4,796	(16,191)

Income from continuing operations	28,408	2,682	46,954	17,030
Income from discontinued operations (including a gain on disposal of $260,066 for the three and six months ended July 3, 2011), net of taxes	265,376	4,750	256,984	12,922

Net income	$293,784	$7,432	$303,938	$29,952

Basic income per share:
Income from continuing operations	$0.05	$0.00	$0.08	$0.03

Income from discontinued operations	$0.44	$0.01	$0.42	$0.02

Net income	$0.49	$0.01	$0.50	$0.05

Diluted income per share:
Income from continuing operations	$0.05	$0.00	$0.08	$0.03

Income from discontinued operations	$0.43	$0.01	$0.41	$0.02

Net income	$0.48	$0.01	$0.49	$0.05

Shares used in computing per share amounts:
Basic	594,957	651,778	605,315	654,192

Diluted	611,093	661,540	621,248	663,857

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 3, 2011	July 4, 2010
Operating activities:
Net income	$303,938	$29,952
Adjustments:
Depreciation and amortization	102,310	133,268
Stock-based compensation expense	27,112	34,926
Non-cash restructuring of operations and other items, net	20,964	(41)
Write-down of investments	—	11,600
Gain on sale of business	(260,066)	—
(Gain)/loss on sale of property and equipment	(508)	268
Unrealized foreign exchange loss	2,581	990
Deferred taxes	(19,766)	183
Changes in assets and liabilities:
Accounts receivable, net	92,477	31,887
Inventories	(43,140)	(22,247)
Prepaid expenses, assets held for sale and other assets	(10,991)	6,343
Accounts payable	9,290	(14,410)
Accrued and other liabilities	(77,878)	(39,324)

Net cash provided by operating activities	146,323	173,395

Investing activities:
Purchases of debt securities available-for-sale	(24,131)	(1,189)
Proceeds from maturities and sales of debt securities available-for-sale	23,445	21,525
Purchases of other investments	(4,000)	(316)
Purchases of property and equipment	(37,198)	(48,373)
Proceeds from sale of property and equipment	896	199
Proceeds from sale of business, net of transaction costs	475,150	—

Net cash provided by/(used in) investing activities	434,162	(28,154)

Financing activities:
Redemption of convertible subordinated notes	—	(349,999)
Issuances of common stock	50,931	21,588
Purchase of common stock under repurchase programs	(396,792)	(80,732)

Net cash used in financing activities	(345,861)	(409,143)

Effect of exchange rate changes on cash and cash equivalents	(968)	(3,012)

Net change in cash and cash equivalents	233,656	(266,914)

Cash and cash equivalents at beginning of period	521,786	778,291

Cash and cash equivalents at end of period	$755,442	$511,377

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
     For financial reporting purposes, LSI Corporation (“LSI” or the “Company”) reports on a 13- or 14-week quarter with the year ending December 31. The second quarter of 2011 and 2010 consisted of 13 weeks each and ended on July 3, 2011 and on July 4, 2010, respectively. The first six months of 2011 and 2010 consisted of approximately 26 weeks each. The results of operations for the three and six months ended July 3, 2011 are not necessarily indicative of the results to be expected for the full year.
     On May 6, 2011, the Company completed the sale of its external storage systems business to NetApp, Inc. (“NetApp”). The results of the external storage systems business are presented as discontinued operations in the Company’s statements of operations and, as such, have been excluded from all line items other than “income from discontinued operations” for all periods presented. Since the first quarter of 2011, the Company operates in one reportable segment. Before it was sold, the external storage systems business was part of the Storage Systems segment. The results of the redundant array of independent disks (“RAID”) adapter business, which were formerly included in the Storage Systems segment, are now included in the Company’s remaining reportable segment.
     The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from these estimates.
     In management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods presented. While the Company believes that the disclosures are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Recent Accounting Pronouncements
     Pronouncements not yet effective:
     In May 2011, the Financial Accounting Standards Board (“FASB”) issued additional guidance on fair value measurements and related disclosures. The new guidance clarifies the application of existing guidance on fair value measurement for non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance is effective on a prospective basis for interim and annual periods beginning after December 15, 2011. The adoption of this guidance will not have any impact on the Company’s results of operations or financial position.
     In June 2011, the FASB issued amended guidance regarding the presentation of comprehensive income. The amended guidance gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amended guidance also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. This guidance is effective on a retrospective basis for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company is currently evaluating the disclosure impact of the adoption of this guidance on its results of operations and financial position.
     Pronouncements adopted during the six months ended July 3, 2011:
     In October 2009, the FASB amended revenue recognition guidance on multiple-deliverable arrangements to address how to separate deliverables and how to measure and allocate arrangement consideration. The new guidance requires the use of management’s best estimate of selling price for the deliverables in an arrangement when a vendor does not have specific objective evidence of selling price or third party evidence of selling price. In addition, excluding specific software revenue guidance, the residual method of allocating arrangement consideration is no longer permitted, and an entity is required to allocate arrangement consideration using the relative selling price method. This guidance also expands the disclosure requirements to include both quantitative and qualitative information. The Company adopted this guidance in the first quarter of 2011. The adoption did not impact the Company’s results of operations or financial position.

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
Note 2 — Stock-Based Compensation
Stock-Based Compensation Expense
     The following table summarizes stock-based compensation expense, net of estimated forfeitures, included within the continuing operations related to the Company’s stock options, Employee Stock Purchase Plan (“ESPP”) and restricted stock unit awards.

	Three Months Ended		Six Months Ended
Stock-Based Compensation Expense Included In:	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
		(In thousands)
Cost of revenues	$2,051	$1,985	$3,864	$3,401
Research and development	6,653	6,750	12,876	12,770
Selling, general and administrative	4,948	6,439	10,579	12,126

Total stock-based compensation expense	$13,652	$15,174	$27,319	$28,297

     Stock Options:
     The fair value of each option grant is estimated as of the date of grant using a reduced-form calibrated binomial lattice model (the “lattice model”). The following table summarizes the weighted-average assumptions that the Company applied in the lattice model:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Estimated grant date fair value per share	$2.65	$2.05	$2.14	$1.97
Expected life (years)	5.01	4.35	4.51	4.28
Risk-free interest rate	2%	2%	2%	2%
Volatility	47%	54%	47%	51%
     The following table summarizes changes in stock options outstanding:

		Weighted-Average
	Number of	Exercise
	Shares	Price Per Share
	(In thousands)
Options outstanding at December 31, 2010	71,607	$6.97
Options granted	8,869	6.35
Options exercised	(5,327)	5.03
Options canceled	(5,098)	15.99

Options outstanding at July 3, 2011	70,051	$6.38

Options exercisable at July 3, 2011	44,473	$7.10

     For options outstanding and options exercisable as of July 3, 2011, the weighted-average remaining contractual term was 3.64 years and 2.61 years, respectively, and the aggregate intrinsic value was $106.8 million and $52.5 million, respectively.
     Employee Stock Purchase Plan:
     Compensation expense for the Company’s ESPP is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Under the ESPP, rights to purchase shares are granted during the second and fourth quarters of each year. A total of 2.9 million shares and 3.3 million shares were issued under the ESPP during the three months ended July 3, 2011 and July 4,

2010, respectively. The following table summarizes the weighted-average assumptions that went into the calculation of the fair value for the May 2011 and May 2010 grants:

	Three Months Ended
	July 3, 2011	July 4, 2010
Estimated grant date fair value per share	$2.10	$1.74
Expected life (years)	0.8	0.8
Risk-free interest rate	0.02%	0.3%
Volatility	37%	48%
     Restricted Stock Awards:
     The cost of service-based and performance-based restricted stock unit awards is determined using the fair value of the Company’s common stock on the date of grant. For performance-based restricted stock unit awards, the Company also considers the probability that those restricted stock units will vest.
     Service-based:
     The vesting requirements for service-based restricted stock units are determined at the time of grant and require that the employee remain employed by the Company for a specified period of time. As of July 3, 2011, the total unrecognized compensation expense related to these restricted stock units, net of estimated forfeitures, was $57.9 million and is expected to be recognized over the next 3.3 years on a weighted-average basis. The fair value of the shares that were issued upon the vesting of service-based restricted stock units during the three and six months ended July 3, 2011 was $0.7 million and $11.0 million, respectively.
     The following table summarizes changes in service-based restricted stock units outstanding:

Number of Units
(In thousands)
Unvested service-based restricted stock units at December 31, 2010	7,106
Granted	6,914
Vested	(1,745)
Forfeited	(433)

Unvested service-based restricted stock units at July 3, 2011	11,842

     Performance-based:
     The vesting of performance-based restricted stock units is contingent upon the Company meeting specified performance criteria and requires that the employee remain employed by the Company for a specified period of time. As of July 3, 2011, the total unrecognized compensation expense related to performance-based restricted stock units was $17.0 million and, if the contingencies are fully met, is expected to be recognized over the next 1 to 3 years.
     The following table summarizes changes in performance-based restricted stock units outstanding:

Number of Units
(In thousands)
Unvested performance-based restricted stock units at December 31, 2010	2,338
Granted	3,540
Vested	(827)
Forfeited	(164)

Unvested performance-based restricted stock units at July 3, 2011	4,887

Note 3 — Common Stock Repurchases
     On March 9, 2011, the Company’s Board of Directors authorized a new stock repurchase program of up to $750.0 million of its common stock. The repurchases under this program are funded from the proceeds of the sale of the external storage systems business, available cash and short-term investments. Under this program, the Company repurchased 41.6 million shares for $300.0 million during the three months ended July 3, 2011 and 56.3 million shares for $396.8 million during the six months ended July 3, 2011. The repurchased shares were retired immediately after the repurchases were completed. Retirement of the repurchased shares is recorded as a reduction of common stock and additional paid-in capital. As of July 3, 2011, $353.2 million remained available under this stock repurchase program.
Note 4 — Restructuring, Asset Impairment Charges and Other Items
     The following table summarizes items included in restructuring of operations and other items, net from continuing operations:

	Three Months Ended			Six Months Ended
	July 3, 2011		July 4, 2010	July 3, 2011		July 4, 2010
			(In thousands)
Lease and contract terminations	$1,865	(a)	$125	$3,553	(a)	$971
Employee severance and benefits	289	(b)	4,779	1,932	(b)	5,304

Total restructuring expenses	2,154		4,904	5,485		6,275
Other items	(13,058	)(c)	182	(13,583	)(c)	431

Total restructuring of operations and other items, net	$(10,904)		$5,086	$(8,098)		$6,706

(a)	Primarily relates to changes in estimates and changes in time value of accruals for previously accrued facility lease exit costs.

(b)	Primarily relates to restructuring actions taken during the first half of 2011 as the Company continues to streamline operations.

(c)	Primarily relates to the reversal of a $14.5 million sales and use tax related liability as a result of concluding various audits, partially offset by $1.3 million of costs associated with the transition service agreements entered into with NetApp in connection with the sale of the external storage systems business.
     In connection with the sale of the external storage systems business, the Company initiated certain restructuring actions. The results of those actions are included in discontinued operations and are summarized below:

	Three Months Ended			Six Months Ended
	July 3, 2011		July 4, 2010	July 3, 2011		July 4, 2010
			(In thousands)
Lease and contract terminations	$868		$(19)	$2,579		$(19)
Employee severance and benefits	3,153	(a)	—	14,173	(a)	—
Asset impairment and other exit charges	10,058	(b)	—	21,138	(b)	—

Total	$14,079		$(19)	$37,890		$(19)

(a)	Primarily represents severance accruals for the restructuring actions taken in connection with the sale of the external storage systems business.

(b)	Includes $9.5 million and $20.4 million for the write-down of certain assets related to discontinued operations during the three and six months ended July 3, 2011, respectively.
     The following table summarizes the significant activity within, and components of, the Company’s restructuring obligations from continuing operations and discontinued operations:

				Employee
	Asset Write-downs	Lease and Contract		Severance
	and Other Exit Costs	Terminations		and Benefits		Total
		(In thousands)
Beginning balance at December 31, 2010	$—	$20,905		$4,951		$25,856
Expense	21,138	6,132		16,105		43,375
Utilized	(21,138)	(8,747	) (a)	(13,750	) (a)	(43,635)

Ending balance at July 3, 2011	$—	$18,290	(b)	$7,306	(b)	$25,596

(a)	The amounts utilized represent cash payments.

(b)	The balance remaining for lease and contract terminations is expected to be paid during the remaining terms of the leases, which extend through 2015. The majority of the balance remaining for severance is expected to be paid by the end of 2011.

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
     The following table summarizes the components of the net periodic benefit cost/(credit):

	Three Months Ended
	July 3, 2011		July 4, 2010
	Pension	Post-retirement	Pension	Post-retirement
	Benefits	Benefits	Benefits	Benefits
		(In thousands)
Service cost	$141	$21	$112	$21
Interest cost	16,929	621	17,553	612
Expected return on plan assets	(17,000)	(1,033)	(17,909)	(1,150)
Amortization of transition asset	(5)	—	—	—
Amortization of prior service cost	10	—	10	—
Amortization of net actuarial loss	1,694	85	527	—

Total benefit cost/(credit)	$1,769	$(306)	$293	$(517)

	Six Months Ended
	July 3, 2011		July 4, 2010
	Pension	Post-retirement	Pension	Post-retirement
	Benefits	Benefits	Benefits	Benefits
		(In thousands)
Service cost	$275	$38	$230	$41
Interest cost	33,779	1,246	35,170	1,220
Expected return on plan assets	(33,998)	(2,065)	(35,732)	(2,298)
Amortization of transition asset	(10)	—	—	—
Amortization of prior service cost	20	—	20	—
Amortization of net actuarial loss	3,375	177	1,074	—

Total benefit cost/(credit)	$3,441	$(604)	$762	$(1,037)

     During the six months ended July 3, 2011, the Company contributed $20.7 million to its pension plans. The Company expects to contribute an additional $44.6 million to its pension plans for the remainder of 2011. The Company does not expect to contribute to its post-retirement benefit plan in 2011.
Note 6 — Balance Sheet Details
     Inventories were comprised of the following:

	July 3,	December 31,
	2011	2010
	(In thousands)
Raw materials	$1,760	$30,691
Work-in-process	73,242	33,513
Finished goods	118,800	122,568

Total inventories	$193,802	$186,772

     During the three months ended July 3, 2011, the Company reclassified $16.2 million of land in Gresham, Oregon from held and used to held for sale.
Note 7 — Cash Equivalents and Investments
     The following tables summarize the Company’s cash equivalents and investments measured at fair value:

	Fair Value Measurements as of July 3, 2011
	Level 1		Level 2		Level 3	Total
			(In thousands)
Cash equivalents:
Money-market funds	$606,045	(a)	$—		$—	$606,045
Commercial paper	—		625	(b)	—	625

Total cash equivalents	$606,045		$625		$—	$606,670

Available-for-sale debt securities:
Asset-backed and mortgage-backed securities	$—		$109,783	(b)	$—	$109,783
U.S. government and agency securities	4,496	(a)	22,924	(b)	—	27,420
Corporate debt securities	—		13,865	(b)	—	13,865

Total short-term investments	$4,496		$146,572		$—	$151,068

Long-term investments in equity securities:
Marketable available-for-sale equity securities	$1,907	(c)	$—		$—	$1,907

	Fair Value Measurements as of December 31, 2010
	Level 1		Level 2		Level 3	Total
			(In thousands)
Cash equivalents:
Money-market funds	$378,382	(a)	$—		$—	$378,382
U.S. government and agency securities	2,000	(a)	—		—	2,000

Total cash equivalents	$380,382		$—		$—	$380,382

Available-for-sale debt securities:
Asset-backed and mortgage-backed securities	$—		$116,552	(b)	$—	$116,552
U.S. government and agency securities	1,496	(a)	24,502	(b)	—	25,998
Corporate debt securities	—		12,330	(b)	—	12,330

Total short-term investments	$1,496		$153,384		$—	$154,880

Long-term investments in equity securities:
Marketable available-for-sale equity securities	$1,681	(c)	$—		$—	$1,681

(a)	The fair value of money-market funds is determined using unadjusted prices in active markets. The fair value of these U.S. government and agency securities is determined using quoted prices in active markets.

(b)	These investments are traded less frequently than Level 1 securities and are valued using inputs that include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates, yield curves, prepayment speeds, collateral performance, broker/dealer quotes and indices that are observable at commonly quoted intervals.

(c)	The fair value of marketable equity securities is determined using quoted market prices in active markets. These amounts are included within other assets in the condensed consolidated balance sheets.
Investments in Non-Marketable Securities
     The Company does not estimate the fair value of non-marketable securities unless there are identified events or changes in circumstances that may have a significant adverse effect on the investment. There were no non-marketable securities fair-valued during the three and six months ended July 3, 2011. The following table summarizes certain non-marketable securities measured and recorded at fair value on a non-recurring basis during the six months ended July 4, 2010:

	Carrying Value	Fair Value Measurements			Losses for the	Losses for the
	as of	During the Six Months Ended July 4, 2010			Three Months Ended	Six Months Ended
	July 4, 2010	Level 1	Level 2	Level 3	July 4, 2010	July 4, 2010
(In thousands)
Non-marketable securities	$1,900	$—	$—	$1,900	$—	$11,600

     As of July 3, 2011 and December 31, 2010, the aggregate carrying value of the Company’s non-marketable securities was $46.0 million and $39.9 million, respectively. There were no sales of non-marketable securities for the three and six months ended July 3, 2011 and July 4, 2010.
Investments in Available-for-Sale Securities
     The following tables summarize the Company’s available-for-sale securities:

	July 3, 2011
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gain	Loss*	Fair Value
		(In thousands)
Short-term debt securities:
Asset-backed and mortgage-backed securities	$101,714	$8,294	$(225)	$109,783
U.S. government and agency securities	26,801	634	(15)	27,420
Corporate debt securities	13,677	203	(15)	13,865

Total short-term debt securities	$142,192	$9,131	$(255)	$151,068

Long-term marketable equity securities	$852	$1,097	$(42)	$1,907

*	As of July 3, 2011, there were 48 investments in an unrealized loss position.

	December 31, 2010
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gain	Loss	Fair Value
		(In thousands)
Short-term debt securities:
Asset-backed and mortgage-backed securities	$107,891	$9,012	$(351)	$116,552
U.S. government and agency securities	25,313	812	(127)	25,998
Corporate debt securities	12,226	176	(72)	12,330

Total short-term debt securities	$145,430	$10,000	$(550)	$154,880

Long-term marketable equity securities	$852	$868	$(39)	$1,681
     The following tables summarize the gross unrealized losses and fair values of the Company’s short-term investments that have been in a continuous unrealized loss position for less than and greater than 12 months, aggregated by investment category:

	July 3, 2011
	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(In thousands)
Asset-backed and mortgage-backed securities	$8,436	$(133)	$868	$(92)
U.S. government and agency securities	6,403	(15)	—	—
Corporate debt securities	3,513	(15)	—	—

Total	$18,352	$(163)	$868	$(92)

	December 31, 2010
	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(In thousands)
Asset-backed and mortgage-backed securities	$11,807	$(179)	$2,469	$(172)
U.S. government and agency securities	13,969	(127)	—	—
Corporate debt securities	6,527	(72)	—	—

Total	$32,303	$(378)	$2,469	$(172)

     There were no impairment charges for available-for-sale debt or equity securities for the three or six months ended July 3, 2011 and July 4, 2010. There were no material other than temporary impairment losses recorded in other comprehensive income for the three or six months ended July 3, 2011 and July 4, 2010. Net realized gain or loss on sales of available-for-sale debt and equity securities for the three and six months ended July 3, 2011 and July 4, 2010 was not significant.

     Contractual maturities of available-for-sale debt securities as of July 3, 2011 were as follows:

Amount
(In thousands)
Due within one year	$7,871
Due in 1-5 years	39,181
Due in 5-10 years	10,113
Due after 10 years	93,903

Total	$151,068

     The maturities of asset-backed and mortgage-backed securities were allocated based on contractual principal maturities assuming no prepayments.
Note 8 — Derivative Instruments
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
Cash-Flow Hedges
     The Company enters into forward contracts that are designated as foreign-currency cash-flow hedges of selected forecasted payments denominated in currencies other than U.S. dollars. These forward contracts generally mature within twelve months. The Company evaluates and calculates the effectiveness of each hedge at least quarterly. Changes in fair value attributable to changes in time value are excluded from the assessment of effectiveness and are recognized in interest income and other, net. The effective portion of the forward contracts’ gain or loss is recorded in other comprehensive income and is subsequently reclassified into earnings when the hedged expense is recognized within the same line item in the statements of operations as the impact of the hedged transaction. The ineffective portion of the gain or loss is reported in earnings immediately. As of July 3, 2011 and December 31, 2010, the total notional value of the Company’s outstanding forward contracts, designated as foreign-currency cash-flow hedges, was $41.3 million and $41.7 million, respectively. For the three and six months ended July 3, 2011 and July 4, 2010, the after-tax effect of foreign-exchange forward contract derivatives on other comprehensive income was not material.
Other Foreign-Currency Hedges
     The Company enters into foreign-exchange forward contracts that are used to hedge certain foreign-currency-denominated assets or liabilities that do not qualify for hedge accounting. These forward contracts generally mature within three months. Changes in the fair value of these forward contracts are recorded immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged. As of July 3, 2011 and December 31, 2010, the total notional value of the Company’s outstanding forward contracts, not designated as hedges under hedge accounting, was $42.1 million and $112.3 million, respectively. For the three and six months ended July 3, 2011, gains of $0.3 million and $2.1 million, respectively, on other foreign-currency hedges were recognized in interest income and other, net. For the three and six months ended July 4, 2010, a gain of $2.2 million and a loss of $3.6 million, respectively, on other foreign-currency hedges were recognized in interest income and other, net. These gains and losses were substantially offset by the loss and gain on the underlying foreign-currency-denominated assets or liabilities.
Fair Value of Derivative Instruments
     As of July 3, 2011 and December 31, 2010, the fair value of derivative instruments included in the condensed consolidated balance sheets was not material.

Note 9 — Reconciliation of Basic and Diluted Shares
     The following table provides a reconciliation of basic and diluted shares:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
		(In thousands)
Basic shares	594,957	651,778	605,315	654,192
Dilutive effect of stock options, employee stock purchase rights and restricted stock unit awards	16,136	9,762	15,933	9,665
Diluted shares	611,093	661,540	621,248	663,857
     The following table provides information about the weighted-average common share equivalents that were excluded from the computation of diluted shares because their inclusion would have an anti-dilutive effect on net income per share:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
		(In thousands)
Anti-dilutive securities:
Stock options	38,338	71,868	44,130	70,505
Restricted stock unit awards	1,445	306	93	401
Convertible notes	—	12,324	—	19,314
Note 10 — Segment and Geographic Information
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

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
		(In thousands)
North America*	$122,881	$110,379	$243,799	$200,145
Asia:
China	120,318	79,433	215,298	166,149
Singapore	61,632	75,569	118,800	152,401
Taiwan	68,988	73,552	151,299	155,983
Other	79,405	79,149	147,604	165,908

Total Asia	330,343	307,703	633,001	640,441
Europe and the Middle East	47,420	55,365	97,108	105,533

Total	$500,644	$473,447	$973,908	$946,119

*	Primarily the United States.

Note 11 — Comprehensive Income
     Comprehensive income or loss is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The following table summarizes the changes in the total comprehensive income, net of taxes:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
		(In thousands)
Net income	$293,784	$7,432	$303,938	$29,952
Net unrealized (loss)/gain on investments	(418)	778	(92)	1,308
Net unrealized (loss)/gain on derivatives	(360)	(393)	49	(1,252)
Foreign currency translation adjustments	190	1,886	1,591	(2,120)
Amortization of transition asset, prior-service cost and net actuarial loss	1,784	537	3,562	1,094

Total comprehensive income	$294,980	$10,240	$309,048	$28,982

Note 12 — Income Taxes
     The Company recorded income tax provisions from continuing operations of $8.9 million and $4.8 million for the three and six months ended July 3, 2011, respectively, and an income tax provision from continuing operations of $6.9 million and an income tax benefit from continuing operations of $16.2 million for the three and six months ended July 4, 2010, respectively.
     The income tax provision from continuing operations for the six months ended July 3, 2011 includes a reversal of $8.2 million in liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $4.8 million and interest and penalties of $3.4 million, as a result of the expiration of statutes of limitations in multiple jurisdictions.
     The income tax benefit from continuing operations for the six months ended July 4, 2010 included a reversal of $27.9 million in liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $12.2 million and interest and penalties of $15.7 million, as a result of the expiration of statutes of limitations in multiple jurisdictions.
     The Company computes its tax provision using an estimated annual tax rate. The Company excludes certain loss jurisdictions from the computation of the estimated annual rate when no benefit can be realized on those losses. With the exception of certain foreign jurisdictions, the Company believes it is not more likely than not that the future benefit of the deferred tax assets will be realized.
     As of July 3, 2011, the Company had $138.6 million of unrecognized tax benefits, for which the Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, the Company estimates that the unrecognized tax benefits, plus accrued interest and penalties, could decrease by up to $18.5 million.
Note 13 — Related Party Transactions
     A member of the Company’s board of directors is also a member of the board of directors of Seagate Technology (“Seagate”). The Company sells semiconductors used in storage product applications to Seagate for prices comparable to those charged to an unrelated third party. Revenues from sales by the Company to Seagate were $118.9 million and $217.5 million for the three and six months ended July 3, 2011, respectively. Revenues from sales by the Company to Seagate were $88.8 million and $184.9 million for the three and six months ended July 4, 2010, respectively. The Company had accounts receivable from Seagate of $71.7 million and $55.0 million as of July 3, 2011 and December 31, 2010, respectively.
     The Company has an equity interest in a joint venture, Silicon Manufacturing Partners Pte Ltd. (“SMP”), with GLOBALFOUNDRIES, a manufacturing foundry for integrated circuits. SMP operates an integrated circuit manufacturing facility in Singapore. The Company owns a 51% equity interest in this joint venture and accounts for its ownership position under the equity method of accounting. The Company is effectively precluded from unilaterally taking any significant action in the management of SMP due to GLOBALFOUNDRIES’ significant participatory rights under the joint venture agreement. Because of GLOBALFOUNDRIES’ approval rights, the Company cannot make any significant decisions regarding SMP without GLOBALFOUNDRIES’ approval, despite the 51% equity interest. In addition, the General Manager, who is responsible for the day-to-day management of SMP, is appointed by GLOBALFOUNDRIES, and GLOBALFOUNDRIES provides day-to-day operational support to SMP.
     The Company purchased $14.8 million and $25.6 million of inventory from SMP for the three and six months ended July 3, 2011, respectively. The Company purchased $12.0 million and $24.0 million of inventory from SMP for the three and six months ended July 4, 2010, respectively. As of July 3, 2011 and December 31, 2010, the amounts payable to SMP were $6.9 million and $1.2 million, respectively.
Note 14 — Commitments, Contingencies and Legal Matters
Purchase Commitments
     The Company maintains purchase commitments with certain suppliers, primarily for raw materials and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time horizon as mutually agreed upon between the parties. This forecasted time horizon can vary for different suppliers. As of July 3, 2011, the

Company had purchase commitments of $396.6 million, which are due through 2014.
     The Company has a take-or-pay agreement with SMP under which it has agreed to purchase 51% of the managed wafer capacity from SMP’s integrated circuit manufacturing facility, and GLOBALFOUNDRIES has agreed to purchase the remaining managed wafer capacity. SMP determines its managed wafer capacity each year based on forecasts provided by the Company and GLOBALFOUNDRIES. If the Company fails to purchase its required commitments, it will be required to pay SMP for the fixed costs associated with the unpurchased wafers. GLOBALFOUNDRIES is similarly obligated with respect to the wafers allotted to it. The agreement may be terminated by either party upon two years written notice. The agreement may also be terminated for material breach, bankruptcy or insolvency.
Guarantees
     Product Warranties:
     The Company warrants finished goods against defects in material and workmanship under normal use and service for periods of generally one to three years. A liability for estimated future costs under product warranties is recorded when products are shipped.
     The following table sets forth a summary of changes in product warranties:

Accrued Warranties
(In thousands)
Balance as of December 31, 2010	$17,617
Accruals for warranties issued during the period	3,663
Accruals related to pre-existing warranties (including changes in estimates)	521
Settlements made during the period (in cash or in kind)	(4,440)

Balance as of July 3, 2011	$17,361

     Standby Letters of Credit:
     As of July 3, 2011 and December 31, 2010, the Company had outstanding obligations relating to standby letters of credit of $3.5 million and $3.9 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, customs and certain self-insured risks. If the guarantees are called, the Company must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amounts. The standby letters of credit generally renew annually.
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
Legal Matters
     On December 6, 2006, Sony Ericsson Mobile Communications USA Inc. (“Sony Ericsson”) filed a lawsuit against Agere in Wake County Superior Court in North Carolina, alleging unfair and deceptive trade practices, fraud and negligent misrepresentation in connection with Agere’s engagement with Sony Ericsson to develop a wireless data card for personal computers. The complaint claimed an unspecified amount of damages and sought compensatory damages, treble damages and attorneys’ fees. In August, 2007, the case was dismissed for improper venue. On October 22, 2007, Sony Ericsson filed a lawsuit in the Supreme Court of the State of New York, New York County against LSI, raising substantially the same allegations and seeking substantially the same relief as the North Carolina proceeding. In January 2010, Sony Ericsson amended its complaint by adding claims for fraudulent concealment and gross negligence. On September 10, 2010, LSI filed a motion for summary judgment. In January 2011, LSI and Sony Ericsson held an unsuccessful mediation in this matter. On August 4, 2011, the court granted LSI’s motion and ordered the dismissal of all of Sony

Ericsson’s claims.
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
     On December 1, 2010, Rambus Inc. (“Rambus”) filed a lawsuit against LSI in the United States District Court for the Northern District of California alleging that LSI products infringe one or more of nineteen Rambus patents. These products contain either DDR-type memory controllers or certain high-speed SerDes peripheral interfaces, such as PCI Express interfaces and certain SATA and SAS interfaces. Rambus is seeking unspecified monetary damages, treble damages and costs, expenses and attorneys’ fees due to alleged willfulness, interest, and permanent injunctive relief in this action. In addition, on December 1, 2010, Rambus filed an action with the International Trade Commission (“ITC”) against LSI and five of its customers alleging that LSI products infringe six of the nineteen patents in the California case. Rambus also named five other companies and a number of their customers in the ITC action. Rambus is seeking an exclusionary order against LSI and its customers in the ITC action, which, if granted, would preclude LSI and its customers from selling these products in the U.S. The ITC instituted its investigation on December 29, 2010. LSI has filed an answer in the ITC proceedings and has requested a stay in the California case. The Company is unable to estimate the possible loss or range of loss, if any, that may be incurred with respect to this matter.
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

Note 15 — Discontinued Operations
     On May 6, 2011, the Company completed the sale of its external storage systems business to NetApp pursuant to the terms of the asset purchase agreement and received cash consideration of $480.0 million. The strategic decision to divest the external storage systems business was based on the Company’s expectation that long-term shareholder value can be maximized by becoming a pure-play semiconductor company. Under the terms of the agreement, NetApp purchased substantially all the assets of the Company’s external storage systems business, which developed and delivered external storage systems products and technology to a wide range of partners that provide storage solutions to end customers. As part of the asset purchase agreement, certain transitional services will be provided to NetApp for a period of up to eighteen months. The purpose of these services is to provide short-term assistance to the buyer in assuming the operations of the external storage systems business.
     Following is selected financial information included in income from discontinued operations:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
		(In thousands)
Revenues	$51,675	$165,958	$207,365	$330,468

(Loss)/income before income taxes	$(14,590)	$6,939	$(22,500)	$19,413
Gain on sale of external storage systems business	260,066	—	260,066	—
(Benefit from)/provision for income taxes	(19,900)	2,189	(19,418)	6,491

Income from discontinued operations	$265,376	$4,750	$256,984	$12,922

     During the three and six months ended July 3, 2011, the Company recorded write-downs of $9.5 million and $20.4 million, respectively, related to assets associated with discontinued operations. Further, the Company released $19.7 million of deferred tax liabilities related to tax deductible goodwill in connection with the sale of the external storage systems business during the three months ended July 3, 2011.

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
     We derive the majority of our revenue from sales of products for the hard disk drive, server, and networking equipment end markets. We believe that these markets offer us attractive opportunities because of the growing demand to create, store, manage and move digital content. We believe that this growth is occurring as a result of a number of trends, including:
•	The increasing popularity of mobile devices such as smart phones and media tablets, and the increasing use of the internet for streaming media, such as videos and music, which are driving the need for more network capacity;

•	Consumer and business demand for hard disks to store increasing amounts of digital data, including music, video, pictures, and medical and other business records; and

•	Enterprises refreshing their data centers to provide higher levels of business support and analytics, which drives demand for new servers and storage systems and associated equipment.
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
     On May 6, 2011, we completed the sale of our external storage systems business to NetApp for $480.0 million in cash. That business sold external storage systems, primarily to original equipment manufacturers, or OEMs, who resold these products to end customers under their own brand name. We have reflected the external storage systems business as discontinued operations in our statements of operations and, as such, the results of that business have been excluded from all line items other than “income from discontinued operations” for all periods presented. We believe that as a result of this sale, we are seeing increasing interest in our products from other external storage systems OEMs who previously were reluctant to buy our products because they viewed us as a competitor.
     During the second quarter of 2011, we reported revenue of $500.6 million, compared to $473.4 million for the second quarter of 2010. For the six months ended July 3, 2011, we reported revenue of $973.9 million, compared to $946.1 million for the six months ended July 4, 2010. We reported net income of $293.8 million, or $0.48 per diluted share for the second quarter of 2011, compared to $7.4 million, or $0.01 per diluted share, for the second quarter of 2010. Net income for the second quarter of 2011 included a $260.1 million gain on the sale of our external storage systems business. For the six months ended July 3, 2011, we reported net income of $303.9 million, or $0.49 per diluted share, compared to $30.0 million, or $0.05 per diluted share, for the six months ended July 4, 2010.

     On March 9, 2011, our Board of Directors authorized a stock repurchase program of up to $750.0 million of our common stock. Through July 3, 2011, we had repurchased 56.3 million shares for $396.8 million under this program. We anticipate continuing to repurchase stock under current market conditions.
     We ended the second quarter of 2011 with cash and cash equivalents, together with short-term investments, of $906.5 million, an improvement of $229.8 million from the end of 2010, primarily attributable to the cash we received from the sale of our external storage systems business.
     The price of commodities used in the production of semiconductors has been increasing this year and has had an adverse impact on our gross margins. For example, we use gold in the production of semiconductors and the market price of gold has increased significantly during 2011. We do not currently enter into hedging transactions to reduce income statement volatility due to changes in the prices of gold or other commodities, although we may choose to do so in the future. Further increases in commodity costs may also have an adverse impact on our gross margins.
     In the second quarter of 2011, our largest customer, Seagate, accounted for approximately 24% of our total revenues. We anticipate that Seagate will account for an increasing percentage of our revenues in the near term as we gain share and ramp new products at Seagate. We believe that in the longer term, we will ramp new products at other customers for our semiconductor products, which will reduce our dependence on Seagate from these increased levels.
     As we look forward into the second half of 2011, we are focused on a number of key objectives, including:
•	Successfully delivering products to customers to support share gains and new product ramps we anticipate;

•	Improving our gross margins and controlling operating expenses to drive improved financial performance;

•	Meeting or exceeding our development, product quality and delivery commitments to our customers;

•	Identifying attractive opportunities for future products, particularly in areas that are adjacent to technologies where we have strong capabilities;

•	Developing leading-edge new technologies; and

•	Developing the skills of our workforce.
RESULTS OF OPERATIONS
Revenues
     Three months ended July 3, 2011 compared to the three months ended July 4, 2010:

	Three Months Ended
	July 3, 2011	July 4, 2010	$ Change	% Change
	(Dollars in millions)
Revenues	$500.6	$473.4	$27.2	5.7%
     The increase in revenues was primarily attributable to increases in market share at, and increased demand from, existing customers for semiconductors used in storage product applications and increased demand for our server RAID adapters. These increases were offset in part by a decrease in unit sales from semiconductors used in networking product applications, primarily products used in wireless networking applications.
     Six months ended July 3, 2011 compared to the six months ended July 4, 2010:

	Six Months Ended
	July 3, 2011	July 4, 2010	$ Change	% Change
	(Dollars in millions)
Revenues	$973.9	$946.1	$27.8	2.9%

     The increase in revenues was primarily attributable to increases in market share at, and increased demand from, existing customers for semiconductors used in storage product applications, increased demand for our server RAID adapters and higher revenues from the licensing of our intellectual property. These increases were offset in part by a decrease in unit sales from semiconductors used in networking product applications, primarily products used in wireless networking applications.
     Significant Customers:
     The following table provides information about our one customer that accounted for 10% or more of consolidated revenues:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Revenues	24%	19%	22%	20%
Revenues by Geography
     The following table summarizes our revenues by geography based on the ordering location of the customer. Because we sell our products primarily to other sellers of technology products and not to end-users, the information in the table below may not accurately reflect geographic end-demand for our products.
     Three months ended July 3, 2011 compared to the three months ended July 4, 2010:

	Three Months Ended
	July 3, 2011	July 4, 2010	$ Change	% Change
	(Dollars in millions)
North America*	$122.9	$110.3	$12.6	11.4%
Asia:
China	120.3	79.4	40.9	51.5%
Singapore	61.6	75.6	(14.0)	(18.5)%
Taiwan	69.0	73.6	(4.6)	(6.3)%
Other	79.4	79.1	0.3	0.4%

Total Asia	330.3	307.7	22.6	7.3%
Europe and the Middle East	47.4	55.4	(8.0)	(14.4)%

Total	$500.6	$473.4	$27.2	5.7%

*	Primarily the United States.
     The increase in revenues in North America was primarily attributable to increased unit sales of server RAID adapters. The increase in revenues in Asia was primarily attributable to increased unit sales of semiconductors used in storage product applications. The decrease in revenues in Europe and the Middle East was primarily attributable to decreased unit sales of semiconductors used in storage product applications, offset in part by increased unit sales of server RAID adapters.
     Six months ended July 3, 2011 compared to the six months ended July 4, 2010:

	Six Months Ended
	July 3, 2011	July 4, 2010	$ Change	% Change
	(Dollars in millions)
North America*	$243.8	$200.2	$43.6	21.8%
Asia:
China	215.3	166.1	49.2	29.6%
Singapore	118.8	152.4	(33.6)	(22.0)%
Taiwan	151.3	156.0	(4.7)	(3.0)%
Other	147.6	165.9	(18.3)	(11.0)%

Total Asia	633.0	640.4	(7.4)	(1.2)%
Europe and the Middle East	97.1	105.5	(8.4)	(8.0)%

Total	$973.9	$946.1	$27.8	2.9%

*	Primarily the United States.
     The increase in revenues in North America was primarily attributable to increased unit sales of server RAID adapters and higher revenues from the licensing of our intellectual property. The decrease in revenues in Asia was primarily attributable to a decrease in unit sales from semiconductors used in networking product applications, primarily products used in wireless networking applications, partially offset by increased demand for semiconductors used in storage product applications. The decrease in revenues in Europe and the Middle East was primarily attributable to decreased unit sales of semiconductors used in storage product applications, offset in part by increased unit sales of server RAID adapters.
Gross Profit Margin
     Three months ended July 3, 2011 compared to the three months ended July 4, 2010:

	Three Months Ended
	July 3, 2011	July 4, 2010	$ Change	% Change
	(Dollars in millions)
Gross profit	$237.6	$224.8	$12.8	5.7%
% of revenues	47.5%	47.5%
     Gross margins as a percentage of revenues remained flat as a result of lower amortization of identified intangible assets offset by higher costs for commodities used in the manufacture of our products and less favorable product mix in the second quarter of 2011 as compared to the second quarter of 2010.
Six months ended July 3, 2011 compared to the six months ended July 4, 2010:

	Six Months Ended
	July 3, 2011	July 4, 2010	$ Change	% Change
	(Dollars in millions)
Gross profit	$461.8	$439.6	$22.2	5.1%
% of revenues	47.4%	46.5%
     Gross margins as a percentage of revenues increased primarily as a result of lower amortization of identified intangible assets and higher revenues from the licensing of our intellectual property, which generally have higher gross margins than revenues from the rest of our business, offset in part by higher costs for commodities used in the manufacture of our products and less favorable product mix during the first half of 2011 as compared to the first half of 2010.
Research and Development
     Three months ended July 3, 2011 compared to the three months ended July 4, 2010:

	Three Months Ended
	July 3, 2011	July 4, 2010	$ Change	% Change
	(Dollars in millions)
Research and development	$145.9	$142.9	$3.0	2.1%
% of revenues	29.1%	30.2%
     R&D expenses increased primarily due to higher compensation-related expenses and facility costs as a result of headcount additions to support development efforts, offset in part by lower costs for shared development engineering projects due to higher contributions from certain customers and lower spending on materials associated with existing R&D projects.
Six months ended July 3, 2011 compared to the six months ended July 4, 2010:

	Six Months Ended
	July 3, 2011	July 4, 2010	$ Change	% Change
	(Dollars in millions)
Research and development	$288.2	$281.7	$6.5	2.3%
% of revenues	29.6%	29.8%
     R&D expenses increased primarily due to higher compensation-related expenses and facility costs as a result of headcount additions, offset in part by lower R&D costs for shared development engineering projects due to higher contributions from certain customers and lower spending on materials associated with existing R&D projects.

Selling, General and Administrative
     Three months ended July 3, 2011 compared to the three months ended July 4, 2010:

	Three Months Ended
	July 3, 2011	July 4, 2010	$ Change	% Change
	(Dollars in millions)
Selling, general and administrative	$71.8	$70.2	$1.6	2.3%
% of revenues	14.3%	14.8%
     SG&A expenses increased primarily due to an increase in litigation costs, offset in part by decreases in general and administrative expenses as a result of our continuing focus on control of expenses.
     Six months ended July 3, 2011 compared to the six months ended July 4, 2010:

	Six Months Ended
	July 3, 2011	July 4, 2010	$ Change	% Change
	(Dollars in millions)
Selling, general and administrative	$140.7	$140.5	$0.2	0.1%
% of revenues	14.4%	14.9%
     SG&A expenses increased primarily due to an increase in litigation costs, offset in part by decreases in general and administrative expenses as a result of our continuing focus on control of expenses.
Restructuring of Operations and Other Items, net
     The following table summarizes items included in restructuring of operations and other items, net from continuing operations:

	Three Months Ended			Six Months Ended
	July 3, 2011		July 4, 2010	July 3, 2011		July 4, 2010
	(In millions)
Lease and contract terminations	$1.9	(a)	$0.1	$3.6	(a)	$1.0
Employee severance and benefits	0.3	(b)	4.8	1.9	(b)	5.3

Total restructuring expenses	2.2		4.9	5.5		6.3
Other items	(13.1	)(c)	0.2	(13.6	)(c)	0.4

Total restructuring of operations and other items, net	$(10.9)		$5.1	$(8.1)		$6.7

(a)	Primarily relates to changes in estimates and changes in time value of accruals for previously accrued facility lease exit costs.

(b)	Primarily relates to restructuring actions taken during the first half of 2011 as we continue to streamline our operations.

(c)	Primarily relates to the reversal of a $14.5 million sales and use tax related liability as a result of concluding various audits, partially offset by $1.3 million of costs associated with the transition service agreements entered into with NetApp in connection with the sale of the external storage systems business.
Interest Expense, Interest Income and Other, net
     The following table summarizes interest expense and components of interest income and other, net:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In millions)
Interest expense	$—	$(1.7)	$—	$(5.6)
Interest income	3.3	3.6	6.7	7.2
Other income/(expense), net	3.2	1.0	4.0	(11.4)

Total	$6.5	$2.9	$10.7	$(9.8)

     Interest expense decreased by $1.7 million and $5.6 million for the three and six months ended July 3, 2011, respectively, as compared to the three and six months ended July 4, 2010, as a result of the repayment of our 4% Convertible Subordinated Notes in May 2010.
     Interest income decreased by $0.3 million for the three months ended July 3, 2011 as compared to the three months ended July 4, 2010, primarily as a result of lower interest rates, offset in part by higher cash balances in 2011. Interest income decreased by $0.5 million for the six months ended July 3, 2011 as compared to the six months ended July 4, 2010, primarily as a result of lower interest rates in 2011.

     Other income, net, for the three and six months ended July 3, 2011, primarily included $3.0 million of income for services provided under the transition service agreements entered into with NetApp in connection with the sale of the external storage systems business. Other expense, net, for the six months ended July 4, 2010, primarily included $11.6 million of other than temporary impairment charges incurred during the first quarter of 2010 for certain non-marketable equity securities.
Provision for/Benefit from Income Taxes
     We recorded income tax provisions from continuing operations of $8.9 million and $4.8 million for the three and six months ended July 3, 2011, respectively, and an income tax provision from continuing operations of $6.9 million and an income tax benefit from continuing operations of $16.2 million for the three and six months ended July 4, 2010, respectively.
     The income tax provision from continuing operations for the six months ended July 3, 2011 is presented net of a reversal of $8.2 million in liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $4.8 million and interest and penalties of $3.4 million, as a result of the expiration of statutes of limitations in multiple jurisdictions.
     The income tax benefit from continuing operations for the six months ended July 4, 2010 included a reversal of $27.9 million in liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $12.2 million and interest and penalties of $15.7 million, as a result of the expiration of statutes of limitations in multiple jurisdictions.
     We compute our tax provision using an estimated annual tax rate. We exclude certain loss jurisdictions from the computation of the estimated annual rate when no benefit can be realized on those losses. With the exception of certain foreign jurisdictions, we believe it is not more likely than not that the future benefit of the deferred tax assets will be realized.
Discontinued Operations
     Following is selected financial information included in income from discontinued operations:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In millions)
Revenues	$51.7	$166.0	$207.4	$330.5

(Loss)/income before income taxes	$(14.6)	$6.9	$(22.5)	$19.4
Gain on sale of external storage systems business	260.1	—	260.1	—
(Benefit from)/provision for income taxes	(19.9)	2.1	(19.4)	6.5

Income from discontinued operations	$265.4	$4.8	$257.0	$12.9

     During the three and six months ended July 3, 2011, we recorded write-downs of $9.5 million and $20.4 million, respectively, related to assets associated with discontinued operations. Further, we released $19.7 million of deferred tax liabilities related to tax deductible goodwill in connection with the sale of the external storage systems business during the three months ended July 3, 2011.
FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
     Cash, cash equivalents and short-term investments increased to $906.5 million as of July 3, 2011 from $676.7 million as of December 31, 2010. The increase was mainly due to proceeds from the sale of our external storage systems business and cash inflows generated from operating activities, offset in part by cash outflows for financing and other investing activities, as described below.
Working Capital
     Working capital increased by $199.9 million to $979.1 million as of July 3, 2011 from $779.2 million as of December 31, 2010. The increase was primarily attributable to the following:
•	Cash, cash equivalents and short-term investments increased by $229.8 million primarily due to the proceeds from the sale of our external storage systems business on May 6, 2011;

•	Accrued salaries, wages and benefits decreased by $38.6 million primarily as a result of timing differences in the payment of salaries, benefits and performance-based compensation, and the payout of accrued compensation-related costs to employees transferred to NetApp as part of the sale of the external storage systems business;

•	Assets held for sale increased by $18.1 million primarily as a result of the reclassification of $16.2 million of land in Gresham, Oregon from held and used to held for sale because the held for sale criteria were met during the quarter ended July 3, 2011;

•	Other accrued liabilities decreased by $9.9 million due to a reduction in accruals as a result of the sale of the external storage systems business; and

•	Inventories increased by $7.0 million primarily due to increased inventory purchases during the second quarter of 2011 in anticipation of expected increases in product demand in the second half of 2011, offset in part by inventory sold to NetApp as part of the sale of the external storage systems business.
     These increases in working capital were offset in part by the following:
•	Accounts receivable decreased by $92.5 million primarily as a result of lower revenues from discontinued operations due to the sale of the external storage systems business; and

•	Accounts payable increased by $11.5 million primarily due to increased inventory purchases, as inventory purchased to support continuing operations exceeded the reduction in inventory purchases resulting from the sale of the external storage systems business.
     Working capital increased by $58.3 million to $789.4 million as of July 4, 2010 from $731.1 million as of December 31, 2009. The increase was primarily attributable to the following:
•	Current portion of long-term debt decreased by $350.0 million as a result of the repayment of our 4% Convertible Subordinated Notes upon their maturity in May 2010;

•	Inventories increased by $22.2 million as a result of a slowdown in customer purchases in the last month of the second quarter of 2010;

•	Accounts payable decreased by $18.9 million primarily due to the normal timing of invoice receipts and payments; and

•	Other accrued liabilities decreased by $17.9 million as a result of the utilization of restructuring reserves, payments of taxes and decreases in other accruals related to our operations.
     These increases in working capital were offset in part by the following:
•	Cash, cash equivalents and short-term investments decreased by $292.2 million;

•	Accounts receivable decreased by $31.9 million primarily as a result of an improvement in collections; and

•	Accrued salaries, wages and benefits increased by $22.0 million primarily as a result of timing differences in the payment of salaries and benefits and the addition of performance-based compensation accruals, which we reduced in 2009 in response to the global economic downturn.
Cash Provided by Operating Activities
     During the six months ended July 3, 2011, we generated $146.3 million of cash from operating activities as a result of the following:
•	Net income adjusted for non-cash items, including depreciation and amortization of $102.3 million and stock-based compensation expense of $27.1 million. The non-cash items and other non-operating adjustments are quantified in our condensed consolidated statements of cash flows included in Item 1;

•	Offset in part by a net decrease of $30.2 million in assets and liabilities, including changes in working capital components, from December 31, 2010 to July 3, 2011, as discussed above.

     During the six months ended July 4, 2010, we generated $173.4 million of cash from operating activities as a result of the following:
•	Net income adjusted for non-cash items, including depreciation and amortization of $133.3 million and stock-based compensation expense of $34.9 million. The non-cash items and other non-operating adjustments are quantified in our condensed consolidated statements of cash flows included in Item 1;

•	Offset in part by a net decrease of $37.8 million in assets and liabilities, including changes in working capital components, from December 31, 2009 to July 4, 2010, as discussed above.
Cash Provided by/Used in Investing Activities
     Cash provided by investing activities for the six months ended July 3, 2011 was $434.2 million. The investing activities for the six months ended July 3, 2011 were the following:
•	Proceeds from the sale of our external storage systems business, net of transaction fees, of $475.2 million;

•	Purchases of property, equipment and software, net of proceeds from sales, totaling $36.3 million; and

•	Purchases of available-for-sale debt securities and other investments, net of proceeds from maturities and sales, of $4.7 million.
     Cash used in investing activities for the six months ended July 4, 2010 was $28.2 million. The investing activities for the six months ended July 4, 2010 were the following:
•	Purchases of property, equipment and software, net of proceeds from sales, totaling $48.2 million; and

•	Proceeds from maturities and sales of available-for-sale debt and other investments, net of purchases, of $20.0 million.
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
Cash Used in Financing Activities
     Cash used in financing activities for the six months ended July 3, 2011 was $345.9 million, as compared to $409.1 million for the six months ended July 4, 2010. The primary financing activities during the six months ended July 3, 2011 were the use of $396.8 million to repurchase our common stock, offset in part by proceeds of $50.9 million from issuances of common stock under our employee stock plans. On March 9, 2011, our Board of Directors authorized a new stock repurchase program of up to $750.0 million of our common stock. As of July 3, 2011, $353.2 million remained available under this stock repurchase program.
     The primary financing activities during the six months ended July 4, 2010 were the use of $350 million to repay all of our outstanding 4% Convertible Subordinated Notes upon their maturity on May 15, 2010 and the use of $80.7 million to repurchase our common stock, which were offset in part by the proceeds of $21.6 million from issuances of common stock under our employee stock plans.
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

CONTRACTUAL OBLIGATIONS
     The following table summarizes our contractual obligations as of July 3, 2011:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Other		Total
	(In millions)
Operating lease obligations	$44.3	$44.5	$11.5	$2.9	$—		$103.2
Purchase commitments	386.4	10.2	—	—	—		396.6
Unrecognized tax positions plus interest and penalties	—	—	—	—	85.1	**	85.1
Pension contributions	44.6	*	*	*	*		44.6

Total	$475.3	$54.7	$11.5	$2.9	$85.1		$629.5

*	We have pension plans covering substantially all former Agere U.S. employees, excluding management employees hired after June 30, 2003. We also have pension plans covering certain international employees. Although additional future contributions will be required, the amount and timing of these contributions will be affected by actuarial assumptions, the actual rate of return on plan assets, the level of market interest rates, and the amount of voluntary contributions to the plans. The amount shown in the table represents our planned contributions to our pension plans for the remainder of 2011. Because any contributions for 2012 and later will depend on the value of the plan assets in the future and thus are uncertain, we have not included any amounts for 2012 and beyond in the above table.

**	This amount represents the non-current tax payable obligation. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.
Operating Lease Obligations
     We lease real estate and certain non-manufacturing equipment under non-cancellable operating leases. We also include non-cancellable obligations under certain software licensing arrangements in this category.
Purchase Commitments
     We maintain purchase commitments with certain suppliers, primarily for raw materials and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time horizon as mutually agreed upon between the parties. This forecasted time horizon can vary for different suppliers.
Uncertain Tax Positions
     As of July 3, 2011, we had $138.6 million of unrecognized tax benefits, for which we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, we estimate that the unrecognized tax benefits, plus accrued interest and penalties, could decrease by up to $18.5 million.
Standby Letters of Credit
     As of July 3, 2011 and December 31, 2010, we had outstanding obligations relating to standby letters of credit of $3.5 million and $3.9 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, customs and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amount. The standby letters of credit generally renew annually.
CRITICAL ACCOUNTING POLICIES
     There have been no significant changes in our critical accounting estimates or significant accounting policies during the six months ended July 3, 2011 as compared to the discussion in Part II, Item 7 and in Note 1 to our financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS
     The information contained in Note 1 to our financial statements in Item 1 under the heading “Recent Accounting Pronouncements” is incorporated by reference into this Item 2.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There have been no significant changes in the market risk disclosures during the six months ended July 3, 2011 as compared to the discussion in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.
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
     Changes in Internal Control: During the second quarter of 2011, we did not make any change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     This information is included under the caption “Legal Matters” in Note 14 to our financial statements in Item 1 of Part I.
Item 1A. Risk Factors
     Set forth below are risks and uncertainties, many of which are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2010, that, if they were to occur, could materially adversely affect our business or could cause our actual results to differ materially from the results contemplated by the forward-looking statements in this report and other public statements we make:
•	As a result of the earthquake and tsunami that affected Japan in early March 2011, and the events at the Fukushima Dai-ichi nuclear plant, it is possible that demand from our customers will be affected, which could have an adverse impact on our business.
     On March 11, 2011, Japan experienced a 9.0 magnitude earthquake, which triggered a tsunami that led to widespread damage and business interruption. Following the earthquake, the cooling system at the Fukushima Daiichi nuclear generating plant failed and the plant experienced significant emissions of radiation. As a result of the earthquake, a number of factories in Japan were forced to shut down and the country experienced rolling blackouts, further affecting industrial production.
     We do not maintain significant operations in Japan and do not use semiconductor foundries in Japan. We believe that we have addressed supplier issues related to the events in Japan and that our principal risk with respect to the events in Japan is that our customers will require less of our products. We have been working closely with our customers to understand their needs. We have some customers with significant operations in Japan and demand from these customers may be reduced if the customers’ operations are curtailed. Our revenues may also be adversely affected if any of our customers are unable to obtain sufficient parts from other suppliers or if they experience reduced demand from their customers.
•	We depend on a small number of customers. The loss of, or a significant reduction in revenue from, any of these customers would harm our results of operations.

•	If we fail to keep pace with technological advances, or if we pursue technologies that do not become commercially accepted, customers may not buy our products and our results of operations may be harmed.

•	We operate in intensely competitive markets, and our failure to compete effectively would harm our results of operations.

•	Customer orders and ordering patterns can change quickly, making it difficult for us to predict our revenues and making it possible that our actual revenues may vary materially from our expectations, which could harm our results of operations and stock price.

•	We depend on outside suppliers to manufacture, assemble, package and test our products; accordingly, any failure to secure and maintain sufficient manufacturing capacity at attractive prices or to maintain the quality of our products could harm our business and results of operations.

•	Failure to qualify our products or our suppliers’ manufacturing lines with key customers could harm our business and results of operations.

•	Any defects in our products could harm our reputation, customer relationships and results of operations.

•	Our pension plans are underfunded, and may require significant future contributions, which could have an adverse impact on our business.

•	We may be subject to intellectual property infringement claims and litigation, which could cause us to incur significant expenses or prevent us from selling our products.

•	If we are unable to protect or assert our intellectual property rights, our business and results of operations may be harmed.

•	If we are unable to reduce costs associated with the external storage systems business that we sold to NetApp, our results of operations may be adversely affected.
     Following the sale of our external storage systems business, we are providing services and office space to NetApp on a temporary basis and are compensated for doing so by NetApp. Once we stop providing those services and office space to NetApp, we may have systems and office space that we must pay for but do not need for our business. If we are not able to eliminate these costs promptly, our results of operations may be adversely affected.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table contains information about the repurchases of our common stock during the quarter ended July 3, 2011.
Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased	Dollar Value of Shares
			as Part of	that May Yet Be
	Total Number of Shares	Average Price	Publicly Announced	Purchased Under
Period	Purchased	Paid per Share	Plans or Programs	the Programs
April 4 — May 3, 2011	459,396	$6.99	459,396	$650,000,167
May 4 — June 3, 2011	21,404,174	7.43	21,404,174	491,003,374
June 4 — July 3, 2011	19,768,016	6.97	19,768,016	353,208,822

Total	41,631,586	$7.21	41,631,586	$353,208,822

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

LSI CORPORATION (Registrant)
Date: August 12, 2011	By	/s/ Bryon Look
Bryon Look
Executive Vice President, Chief Financial Officer and Chief Administrative Officer

EXHIBIT INDEX

10.1	Separation Agreement with Phillip Bullinger

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema document

101.CAL	XBRL taxonomy extension calculation linkbase document

101.LAB	XBRL taxonomy extension label linkbase document

101.PRE	XBRL taxonomy extension presentation linkbase document

101.DEF	XBRL taxonomy extension definition linkbase document