Form 10-Q
period 2011-10-02
LSI CORP
filed 2011-11-10
CIK 703360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 2, 2011

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

As of November 4, 2011, there were 563,488,950 shares of the registrant’s Common Stock, $.01 par value, outstanding.

LSI CORPORATION

FORM 10-Q

For the Quarter Ended October 2, 2011

INDEX

Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets as of October 2, 2011 and December 31, 2010	3
Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2011 and October 3, 2010	4
Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 2011 and October 3, 2010	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4. Controls and Procedures	28
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 6. Exhibits	30
Signatures	31
Exhibit Index	32
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

LSI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	October 2, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$725,150	$521,786
Short-term investments	153,719	154,880
Accounts receivable, less allowances of $7,208 and $9,701, respectively	248,389	326,604
Inventories	210,434	186,772
Prepaid expenses and other current assets	74,761	73,314
Assets held for sale	16,619	464

Total current assets	1,429,072	1,263,820
Property and equipment, net	176,669	223,181
Identified intangible assets, net	462,463	561,137
Goodwill	72,377	188,698
Other assets	132,499	188,076

Total assets	$2,273,080	$2,424,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$173,753	$173,919
Accrued salaries, wages and benefits	108,700	126,307
Other accrued liabilities	181,961	184,402

Total current liabilities	464,414	484,628
Pension and post-retirement benefit obligations	409,692	463,119
Income taxes payable — non-current	86,684	85,717
Other non-current liabilities	37,311	73,946

Total liabilities	998,101	1,107,410

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value: 1,300,000 shares authorized; 563,347 and 615,191 shares outstanding, respectively	5,633	6,152
Additional paid-in capital	5,623,920	5,998,137
Accumulated deficit	(4,035,245)	(4,368,522)
Accumulated other comprehensive loss	(319,329)	(318,265)

Total stockholders’ equity	1,274,979	1,317,502

Total liabilities and stockholders’ equity	$2,273,080	$2,424,912

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Revenues	$546,910	$452,878	$1,520,818	$1,398,997
Cost of revenues	283,065	234,658	795,179	741,215

Gross profit	263,845	218,220	725,639	657,782
Research and development	143,347	140,517	431,567	422,250
Selling, general and administrative	77,874	69,205	218,534	209,720
Restructuring of operations and other items, net	10,784	3,538	2,686	10,244

Income from operations	31,840	4,960	72,852	15,568
Interest expense	—	—	—	(5,601)
Interest income and other, net	7,610	10,315	18,348	6,147

Income from continuing operations before income taxes	39,450	15,275	91,200	16,114
Provision for/(benefit from) income taxes	7,800	2,456	12,596	(13,735)

Income from continuing operations	31,650	12,819	78,604	29,849
(Loss)/income from discontinued operations (including a gain on disposal of $260,066 for the nine months ended October 2, 2011), net of taxes	(2,311)	10,602	254,673	23,524

Net income	$29,339	$23,421	$333,277	$53,373

Basic income per share:
Income from continuing operations	$0.05	$0.02	$0.13	$0.04

(Loss)/income from discontinued operations	$(0.00)	$0.02	$0.43	$0.04

Net income	$0.05	$0.04	$0.56	$0.08

Diluted income per share:
Income from continuing operations	$0.05	$0.02	$0.13	$0.04

(Loss)/income from discontinued operations	$(0.00)	$0.02	$0.42	$0.04

Net income	$0.05	$0.04	$0.55	$0.08

Shares used in computing per share amounts:
Basic	567,790	629,852	592,898	646,167

Diluted	581,483	633,731	608,743	653,685

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 2, 2011	October 3, 2010
Operating activities:
Net income	$333,277	$53,373
Adjustments:
Depreciation and amortization	145,843	200,718
Stock-based compensation expense	38,480	51,884
Non-cash restructuring of operations and other items, net	30,535	(41)
Write-down of investments, net of gain on sale	—	6,779
Gain on sale of business	(260,066)	—
(Gain)/loss on sale of property and equipment	(543)	153
Unrealized foreign exchange loss	200	6,374
Deferred taxes	(18,944)	34
Changes in assets and liabilities:
Accounts receivable, net	78,215	25,094
Inventories	(60,203)	(50,785)
Prepaid expenses, assets held for sale and other assets	(10,256)	13,898
Accounts payable	(1,700)	(23,541)
Accrued and other liabilities	(83,479)	(28,405)

Net cash provided by operating activities	191,359	255,535

Investing activities:
Purchases of debt securities available-for-sale	(38,683)	(24,218)
Proceeds from maturities and sales of debt securities available-for-sale	31,988	36,209
Purchases of other investments	(4,000)	(316)
Proceeds from sale of other investments	—	9,795
Purchases of property and equipment	(46,841)	(67,262)
Proceeds from sale of property and equipment	939	559
Proceeds from sale of business, net of transaction costs	475,150	—

Net cash provided by/(used in) investing activities	418,553	(45,233)

Financing activities:
Redemption of convertible subordinated notes	—	(349,999)
Issuances of common stock	66,060	22,057
Purchase of common stock under repurchase programs	(471,787)	(217,743)

Net cash used in financing activities	(405,727)	(545,685)

Effect of exchange rate changes on cash and cash equivalents	(821)	(3,927)

Net change in cash and cash equivalents	203,364	(339,310)

Cash and cash equivalents at beginning of period	521,786	778,291

Cash and cash equivalents at end of period	$725,150	$438,981

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

For financial reporting purposes, LSI Corporation (“LSI” or the “Company”) reports on a 13- or 14-week quarter with the year ending December 31. The third quarter of 2011 and 2010 consisted of 13 weeks each and ended on October 2, 2011 and on October 3, 2010, respectively. The first nine months of 2011 and 2010 consisted of approximately 39 weeks each. The results of operations for the three and nine months ended October 2, 2011 are not necessarily indicative of the results to be expected for the full year.

On May 6, 2011, the Company completed the sale of substantially all of its external storage systems business to NetApp, Inc. (“NetApp”). The results of the external storage systems business are presented as discontinued operations in the Company’s statements of operations and, as such, have been excluded from all line items other than “income from discontinued operations” for all periods presented. Since the first quarter of 2011, the Company operates in one reportable segment. Before it was sold, the external storage systems business was part of the Storage Systems segment. The results of the redundant array of independent disks (“RAID”) adapter business, which were formerly included in the Storage Systems segment, are now included in the Company’s remaining reportable segment.

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

In September 2011, the FASB amended the goodwill impairment guidance to provide an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performance of the two-step impairment test is no longer required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance is not expected to have any impact on the Company’s results of operations or financial position.

Pronouncements adopted during the nine months ended October 2, 2011:

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

Note 2 — Stock-Based Compensation

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense, net of estimated forfeitures, related to the Company’s stock options, Employee Stock Purchase Plan (“ESPP”) and restricted stock unit awards:

	Three Months Ended		Nine Months Ended
Stock-Based Compensation Expense Included In:	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Cost of revenues	$1,460	$1,822	$5,324	$5,223
Research and development	5,410	6,047	18,286	18,817
Selling, general and administrative	4,883	6,135	15,462	18,261

Total stock-based compensation expense	$11,753	$14,004	$39,072	$42,301

Stock Options:

The fair value of each option grant is estimated as of the date of grant using a reduced-form calibrated binomial lattice model (“lattice model”). The following table summarizes the weighted-average assumptions that the Company applied in the lattice model:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Estimated grant date fair value per share	$2.37	$1.60	$2.14	$1.95
Expected life (years)	4.48	4.48	4.51	4.29
Risk-free interest rate	1%	1%	2%	2%
Volatility	50%	49%	47%	51%

The following table summarizes changes in stock options outstanding:

	Number of Shares	Weighted-Average Exercise Price Per Share
	(In thousands)
Options outstanding at December 31, 2010	71,224	$6.98
Options granted	8,954	6.36
Options exercised	(6,736)	5.04
Options canceled	(6,405)	15.32

Options outstanding at October 2, 2011	67,037	$6.29

Options exercisable at October 2, 2011	43,449	$6.97

For options outstanding and options exercisable as of October 2, 2011, the weighted-average remaining contractual term was 3.47 years and 2.51 years, respectively, and the aggregate intrinsic value was $30.3 million and $13.5 million, respectively.

Employee Stock Purchase Plan:

Compensation expense for the Company’s ESPP is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Under the ESPP, rights to purchase shares are granted during the second and fourth quarters of each year. A total of 2.9 million shares and 3.3 million shares were issued under the ESPP during the three months ended July 3, 2011 and July 4, 2010, respectively. No shares related to the ESPP were issued during the three months ended October 2, 2011 or October 3, 2010. The following table summarizes the weighted-average assumptions that went into the calculation of the fair value for the May 2011 and May 2010 grants:

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

Service-based:

The vesting requirements for service-based restricted stock units are determined at the time of grant and require that the employee remain employed by the Company for a specified period of time. As of October 2, 2011, the total unrecognized compensation expense related to these restricted stock units, net of estimated forfeitures, was $55.7 million and is expected to be recognized over the next 3.1 years on a weighted-average basis. The fair value of the shares that were issued upon the vesting of service-based restricted stock units during the three and nine months ended October 2, 2011 was $1.0 million and $12.0 million, respectively.

The following table summarizes changes in service-based restricted stock units outstanding:

Service-Based Restricted Stock Units
(In thousands)
Unvested service-based restricted stock units at December 31, 2010	7,027
Granted	7,493
Vested	(1,907)
Forfeited	(680)

Unvested service-based restricted stock units at October 2, 2011	11,933

Performance-based:

The vesting of performance-based restricted stock units is contingent upon the Company meeting specified performance criteria and requires that the employee remain employed by the Company for a specified period of time. As of October 2, 2011, the total unrecognized compensation expense related to performance-based restricted stock units was $15.9 million and, if the contingencies are fully met, is expected to be recognized over the next 3 years.

The following table summarizes changes in performance-based restricted stock units outstanding:

Performance-Based Restricted Stock Units
(In thousands)
Unvested performance-based restricted stock units at December 31, 2010	2,313
Granted	3,516
Vested	(815)
Forfeited	(224)

Unvested performance-based restricted stock units at October 2, 2011	4,790

Note 3 — Common Stock Repurchases

On March 9, 2011, the Company’s Board of Directors authorized a stock repurchase program of up to $750.0 million of its common stock. The repurchases under this program are funded from the proceeds of the sale of the external storage systems business, available cash and short-term investments. Under this program, the Company repurchased 11.2 million shares for $75.0 million during the three months ended October 2, 2011 and 67.5 million shares for $471.8 million during the nine months ended October 2, 2011. The repurchased shares were retired immediately after the repurchases were completed. Retirement of the repurchased shares is recorded as a reduction of common stock and additional paid-in capital. As of October 2, 2011, $278.2 million remained available under this stock repurchase program.

Note 4 — Restructuring, Asset Impairment Charges and Other Items

The following table summarizes items included in restructuring of operations and other items, net from continuing operations:

	Three Months Ended			Nine Months Ended
	October 2, 2011		October 3, 2010	October 2, 2011		October 3, 2010
	(In thousands)
Lease and contract terminations	$311	(a)	$1,867	$3,864	(a)	$2,838
Employee severance and benefits	482	(b)	2,071	2,414	(b)	7,375
Asset impairment and other exit charges	6,019	(c)	—	6,019	(c)	—

Total restructuring expenses	6,812		3,938	12,297		10,213
Other items	3,972	(d)	(400)	(9,611	)(e)	31

Total restructuring of operations and other items, net	$10,784		$3,538	$2,686		$10,244

(a)	Primarily relates to changes in estimates and changes in time value of accruals for previously accrued facility lease exit costs.

(b)	Primarily relates to cost saving actions taken during 2011 with the Company’s ongoing initiatives to streamline operations.

(c)	Primarily relates to the write-off of intellectual property and software which are no longer in use.

(d)	Primarily relates to the costs associated with the transition service agreements entered into with NetApp in connection with the sale of the external storage systems business.

(e)	Primarily relates to the reversal of a $14.5 million sales and use tax related liability as a result of concluding various audits, partially offset by $5.3 million of costs associated with the transition service agreements entered into with NetApp in connection with the sale of the external storage systems business.

In connection with the sale of the external storage systems business and other exit-related activities, the Company initiated certain restructuring actions. The results of those actions are included in discontinued operations and are summarized below:

	Three Months Ended			Nine Months Ended
	October 2, 2011		October 3, 2010	October 2, 2011		October 3, 2010
	(In thousands)
Lease and contract terminations	$(133)		$95	$2,446		$76
Employee severance and benefits	1,033	(a)	60	15,206	(a)	60
Asset impairment and other exit charges	2,140	(b)	—	23,278	(b)	—

Total	$3,040		$155	$40,930		$136

(a)	Primarily represents severance accruals for the restructuring actions taken in connection with the sale of the external storage systems business.

(b)	Primarily represents the write-down of certain assets related to discontinued operations.

The following table summarizes the significant activity within, and components of, the Company’s restructuring obligations from continuing operations and discontinued operations:

	Asset Impairment and Other Exit Costs	Lease and Contract Terminations		Employee Severance and Benefits		Total
	(In thousands)
Beginning balance at December 31, 2010	$—	$20,905		$4,951		$25,856
Expense	29,297	6,310		17,620		53,227
Utilized	(29,297)	(11,744	)(a)	(19,853	)(a)	(60,894)

Ending balance at October 2, 2011	$—	$15,471	(b)	$2,718	(b)	$18,189

(a)	The amounts utilized represent cash payments.

(b)	The balance remaining for lease and contract terminations is expected to be paid during the remaining terms of the leases, which extend through 2015. The balance remaining for employee severance and benefits is expected to be paid by the first quarter of 2012.

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

The following table summarizes the components of the net periodic benefit cost/(credit):

	Three Months Ended
	October 2, 2011		October 3, 2010
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In thousands)
Service cost	$141	$19	$112	$20
Interest cost	16,891	702	17,577	610
Expected return on plan assets	(16,999)	(1,032)	(17,864)	(1,149)
Amortization of transition asset	(5)	—	—	—
Amortization of prior service cost	10	—	9	—
Amortization of net actuarial loss	1,688	237	540	—

Total benefit cost/(credit)	$1,726	$(74)	$374	$(519)

	Nine Months Ended
	October 2, 2011		October 3, 2010
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In thousands)
Service cost	$416	$57	$343	$61
Interest cost	50,670	1,948	52,747	1,830
Expected return on plan assets	(50,998)	(3,097)	(53,597)	(3,447)
Amortization of transition asset	(15)	—	—	—
Amortization of prior service cost	31	—	29	—
Amortization of net actuarial loss	5,064	414	1,614	—

Total benefit cost/(credit)	$5,168	$(678)	$1,136	$(1,556)

During the nine months ended October 2, 2011, the Company contributed $53.9 million to its pension plans. The Company expects to contribute an additional $11.5 million to its pension plans for the remainder of 2011. The Company does not expect to contribute to its post-retirement benefit plan in 2011.

Note 6 — Balance Sheet Details

Inventories were comprised of the following:

	October 2, 2011	December 31, 2010
	(In thousands)
Raw materials	$1,213	$30,691
Work-in-process	66,095	33,513
Finished goods	143,126	122,568

Total inventories	$210,434	$186,772

During the nine months ended October 2, 2011, the Company reclassified $16.2 million of land in Gresham, Oregon from held and used to held for sale.

Note 7 — Cash Equivalents and Investments

The following tables summarize the Company’s cash equivalents and investments measured at fair value:

	Fair Value Measurements as of October 2, 2011
	Level 1		Level 2		Level 3	Total
	(In thousands)
Cash equivalents:
Money-market funds	$632,707	(a)	$—		$—	$632,707
U.S. government and agency securities	—		785	(b)	—	785

Total cash equivalents	$632,707		$785		$—	$633,492

Available-for-sale debt securities:
Asset-backed and mortgage-backed securities	$—		$108,970	(b)	$—	$108,970
U.S. government and agency securities	4,830	(a)	26,187	(b)	—	31,017
Corporate debt securities	—		13,732	(b)	—	13,732

Total short-term investments	$4,830		$148,889		$—	$153,719

Long-term investments in equity securities:
Marketable available-for-sale equity securities	$1,382	(c)	$—		$—	$1,382

	Fair Value Measurements as of December 31, 2010
	Level 1		Level 2		Level 3	Total
	(In thousands)
Cash equivalents:
Money-market funds	$378,382	(a)	$—		$—	$378,382
U.S. government and agency securities	2,000	(a)	—		—	2,000

Total cash equivalents	$380,382		$—		$—	$380,382

Available-for-sale debt securities:
Asset-backed and mortgage-backed securities	$—		$116,552	(b)	$—	$116,552
U.S. government and agency securities	1,496	(a)	24,502	(b)	—	25,998
Corporate debt securities	—		12,330	(b)	—	12,330

Total short-term investments	$1,496		$153,384		$—	$154,880

Long-term investments in equity securities:
Marketable available-for-sale equity securities	$1,681	(c)	$—		$—	$1,681

(a)	The fair value of money-market funds is determined using unadjusted prices in active markets. The fair value of these U.S. government and agency securities is determined using quoted prices in active markets.

(b)	These investments are traded less frequently than Level 1 securities and are valued using inputs that include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates, yield curves, prepayment speeds, collateral performance, broker/dealer quotes and indices that are observable at commonly quoted intervals.

(c)	The fair value of marketable equity securities is determined using quoted market prices in active markets. These amounts are included within other assets in the condensed consolidated balance sheets.

Investments in Non-Marketable Securities

The Company does not estimate the fair value of non-marketable securities unless there are identified events or changes in circumstances that may have a significant adverse effect on the investment. There were no non-marketable securities fair-valued during the three and nine months ended October 2, 2011. The following table summarizes the Company’s non-marketable securities measured and recorded at fair value on a non-recurring basis during the nine months ended October 3, 2010:

	Carrying Value as of October 3, 2010		Fair Value Measurements During the Nine Months Ended October 3, 2010			Losses for the Three Months Ended	Losses for the Nine Months Ended
			Level 1	Level 2	Level 3	October 3, 2010	October 3, 2010
	(In thousands)
Non-marketable securities	$—	*	$—	$—	$1,900	$—	$11,600

*	The carrying value was zero as the related investment was sold during the three months ended October 3, 2010.

As of October 2, 2011 and December 31, 2010, the aggregate carrying value of the Company’s non-marketable securities was $43.9 million and $39.9 million, respectively. The Company recognized a pre-tax gain of $4.8 million associated with the sale of certain non-marketable securities during the three and nine months ended October 3, 2010. There were no sales of non-marketable securities during the three or nine months ended October 2, 2011.

Investments in Available-for-Sale Securities

The following tables summarize the Company’s available-for-sale securities:

	October 2, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss*	Fair Value
	(In thousands)
Short-term debt securities:
Asset-backed and mortgage-backed securities	$100,627	$8,560	$(217)	$108,970
U.S. government and agency securities	30,181	836	—	31,017
Corporate debt securities	13,617	161	(46)	13,732

Total short-term debt securities	$144,425	$9,557	$(263)	$153,719

Long-term marketable equity securities	$852	$687	$(157)	$1,382

*	As of October 2, 2011, there were 51 investments in an unrealized loss position.

	December 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Short-term debt securities:
Asset-backed and mortgage-backed securities	$107,891	$9,012	$(351)	$116,552
U.S. government and agency securities	25,313	812	(127)	25,998
Corporate debt securities	12,226	176	(72)	12,330

Total short-term debt securities	$145,430	$10,000	$(550)	$154,880

Long-term marketable equity securities	$852	$868	$(39)	$1,681

The following tables summarize the gross unrealized losses and fair values of the Company’s short-term investments that have been in a continuous unrealized loss position for less than and greater than 12 months, aggregated by investment category:

	October 2, 2011
	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Asset-backed and mortgage-backed securities	$7,654	$(170)	$575	$(47)
U.S. government and agency securities	1,037	—	—	—
Corporate debt securities	4,614	(46)	—	—

Total	$13,305	$(216)	$575	$(47)

	December 31, 2010
	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Asset-backed and mortgage-backed securities	$11,807	$(179)	$2,469	$(172)
U.S. government and agency securities	13,969	(127)	—	—
Corporate debt securities	6,527	(72)	—	—

Total	$32,303	$(378)	$2,469	$(172)

There were no impairment charges for available-for-sale debt or equity securities for the three or nine months ended October 2, 2011 and October 3, 2010. There were no material other than temporary impairment losses recorded in other comprehensive income for the three or nine months ended October 2, 2011 and October 3, 2010. Net realized gain or loss on sales of available-for-sale debt and equity securities for the three and nine months ended October 2, 2011 and October 3, 2010 was not significant.

Contractual maturities of available-for-sale debt securities as of October 2, 2011 were as follows:

Available-For-Sale Debt Securities
(In thousands)
Due within one year	$10,211
Due in 1-5 years	40,572
Due in 5-10 years	10,826
Due after 10 years	92,110

Total	$153,719

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

Cash-Flow Hedges

The Company enters into forward contracts that are designated as foreign-currency cash-flow hedges of selected forecasted payments denominated in currencies other than U.S. dollars. These forward contracts generally mature within twelve months. The Company evaluates and calculates the effectiveness of each hedge at least quarterly. Changes in fair value attributable to changes in time value are excluded from the assessment of effectiveness and are recognized in interest income and other, net. The effective portion of the forward contracts’ gain or loss is recorded in other comprehensive income and is subsequently reclassified into earnings when the hedged expense is recognized within the same line item in the statements of operations as the impact of the hedged transaction. The ineffective portion of the gain or loss is reported in earnings immediately. As of October 2, 2011 and December 31, 2010, the total notional value of the Company’s outstanding forward contracts, designated as foreign-currency cash-flow hedges, was $42.2 million and $41.7 million, respectively. For the three and nine months ended October 2, 2011 and October 3, 2010, the after-tax effect of foreign-exchange forward contract derivatives on other comprehensive income was not material.

Other Foreign-Currency Hedges

The Company enters into foreign-exchange forward contracts that are used to hedge certain foreign-currency-denominated assets or liabilities and that do not qualify for hedge accounting. These forward contracts generally mature within three months. Changes in the fair value of these forward contracts are recorded immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged. As of October 2, 2011 and December 31, 2010, the total notional value of the Company’s outstanding forward contracts, not designated as hedges under hedge accounting, was $47.3 million and $112.3 million, respectively. For the three and nine months ended October 2, 2011, losses of $2.5 million and $0.5 million, respectively, on other foreign-currency hedges were recognized in interest income and other, net. For the three and nine months ended October 3, 2010, gains of $6.5 million and $2.9 million, respectively, on other foreign-currency hedges were recognized in interest income and other, net. These gains and losses were substantially offset by the gain and loss on the underlying foreign-currency-denominated assets or liabilities.

Fair Value of Derivative Instruments

As of October 2, 2011 and December 31, 2010, the total fair value of derivative assets was $2.2 million and $0.8 million, respectively, and was recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets. As of October 2, 2011 and December 31, 2010, the total fair value of derivative liabilities was $5.2 million and $0.3 million, respectively, and was recorded in other accrued liabilities in the condensed consolidated balance sheets.

Note 9 — Reconciliation of Basic and Diluted Shares

The following table provides a reconciliation of basic and diluted shares:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Basic shares	567,790	629,852	592,898	646,167
Dilutive effect of stock options, employee stock purchase rights and restricted stock unit awards	13,693	3,879	15,845	7,518
Diluted shares	581,483	633,731	608,743	653,685

The following table provides information about the weighted-average common share equivalents that were excluded from the computation of diluted shares because their inclusion would have an anti-dilutive effect on net income per share:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Anti-dilutive securities:
Stock options	39,924	75,234	42,978	70,893
Restricted stock unit awards	1,491	7,404	182	422
Convertible notes	—	—	—	12,946

Note 10 — Segment and Geographic Information

Prior to the sale of the external storage systems business, the Company operated in two reportable segments — the Semiconductor segment and the Storage Systems segment. The Semiconductor segment designs, develops and markets highly complex integrated circuits for storage and networking applications. These solutions include both custom solutions and standard products. The Storage Systems segment offered external storage systems and RAID adapters for computer servers and associated software for attaching storage devices to computer servers. On March 9, 2011, the Company entered into a definitive agreement to sell its external storage systems business to NetApp and started to operate its RAID adapter business as part of its semiconductor business. Accordingly, the Company has one reportable segment. The change has been reflected in the Company’s segment reporting for all periods presented.

Information about Geographic Areas

The following table summarizes the Company’s revenues by geography based on the ordering location of the customer. Because the Company sells its products primarily to other sellers of technology products and not to end-users, the information in the table below may not accurately reflect geographic end-demand for its products.

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
North America*	$136,849	$110,890	$380,648	$311,035
Asia:
China	146,873	82,263	362,051	249,422
Singapore	75,652	65,813	193,773	218,214
Taiwan	60,450	68,272	212,087	229,587
Other	77,263	69,947	225,328	229,513

Total Asia	360,238	286,295	993,239	926,736

Europe and the Middle East	49,823	55,693	146,931	161,226

Total	$546,910	$452,878	$1,520,818	$1,398,997

*	Primarily the United States.

Note 11 — Comprehensive Income

Comprehensive income or loss is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The following table summarizes the changes in total comprehensive income, net of taxes:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Net income	$29,339	$23,421	$333,277	$53,373
Net unrealized (loss)/gain on investments	(689)	738	(781)	2,046
Net unrealized (loss)/gain on derivatives	(2,455)	2,019	(2,406)	767
Foreign currency translation adjustments	(3,104)	4,928	(1,516)	2,808
Net actuarial loss	(1,855)	—	(1,855)	—
Amortization of transition asset, prior-service cost and net actuarial loss	1,930	549	5,494	1,643

Total comprehensive income	$23,166	$31,655	$332,213	$60,637

Note 12 — Income Taxes

The Company recorded income tax provisions of $7.8 million and $12.6 million for the three and nine months ended October 2, 2011, respectively, and an income tax provision of $2.5 million and an income tax benefit of $13.7 million for the three and nine months ended October 3, 2010, respectively.

The income tax provision for the nine months ended October 2, 2011 included a reversal of $9.6 million in liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $5.6 million and interest and penalties of $4.0 million, as a result of the expiration of statutes of limitations in multiple jurisdictions.

The income tax benefit for the nine months ended October 3, 2010 included a reversal of $28.0 million in liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $12.2 million and interest and penalties of $15.8 million, as a result of the expiration of statutes of limitations in multiple jurisdictions.

The Company computes its tax provision using an estimated annual tax rate. The Company excludes certain loss jurisdictions from the computation of the estimated annual rate when no benefit can be realized on those losses. With the exception of certain foreign jurisdictions, the Company believes it is not more likely than not that the future benefit of the deferred tax assets will be realized.

As of October 2, 2011, the Company had $142.9 million of unrecognized tax benefits, for which the Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, the Company estimates that the unrecognized tax benefits, plus accrued interest and penalties, could decrease by up to $16.8 million.

Note 13 — Related Party Transactions

A member of the Company’s board of directors is also a member of the board of directors of Seagate Technology (“Seagate”). The Company sells semiconductors used in storage product applications to Seagate for prices comparable to those charged to an unrelated third party. Revenues from sales by the Company to Seagate were $157.9 million and $375.4 million for the three and nine months ended October 2, 2011, respectively. Revenues from sales by the Company to Seagate were $78.6 million and $263.5 million for the three and nine months ended October 3, 2010, respectively. The Company had accounts receivable from Seagate of $93.4 million and $55.0 million as of October 2, 2011 and December 31, 2010, respectively.

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

The Company purchased $12.9 million and $38.5 million of inventory from SMP for the three and nine months ended October 2, 2011, respectively. The Company purchased $9.9 million and $33.9 million of inventory from SMP for the three and nine months ended October 3, 2010, respectively. As of October 2, 2011 and December 31, 2010, the amounts payable to SMP were $11.6 million and $1.2 million, respectively.

Note 14 — Commitments, Contingencies and Legal Matters

Purchase Commitments

The Company maintains purchase commitments with certain suppliers, primarily for raw materials and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time horizon as mutually agreed upon between the parties. This forecasted time horizon can vary for different suppliers. As of October 2, 2011, the Company had purchase commitments of $390.6 million, which are due through 2016.

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

Guarantees

Product Warranties:

The Company warrants finished goods against defects in material and workmanship under normal use and service generally for periods of one to three years. A liability for estimated future costs under product warranties is recorded when products are shipped.

The following table sets forth a summary of changes in product warranties:

Accrued Warranties
(In thousands)
Balance as of December 31, 2010	$17,617
Accruals for warranties issued during the period	6,382
Accruals related to pre-existing warranties (including changes in estimates)	500
Settlements made during the period (in cash or in kind)	(5,983)

Balance as of October 2, 2011	$18,516

Standby Letters of Credit:

As of October 2, 2011 and December 31, 2010, the Company had outstanding obligations relating to standby letters of credit of $2.9 million and $3.9 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, customs and certain self-insured risks. If the guarantees are called, the Company must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amounts. The standby letters of credit generally renew annually.

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

Legal Matters

On December 6, 2006, Sony Ericsson Mobile Communications USA Inc. (“Sony Ericsson”) filed a lawsuit against Agere in Wake County Superior Court in North Carolina, alleging unfair and deceptive trade practices, fraud and negligent misrepresentation in connection with Agere’s engagement with Sony Ericsson to develop a wireless data card for personal computers. The complaint claimed an unspecified amount of damages and sought compensatory damages, treble damages and attorneys’ fees. In August, 2007, the case was dismissed for improper venue. On October 22, 2007, Sony Ericsson filed a lawsuit in the Supreme Court of the State of New York, New York County against LSI, raising substantially the same allegations and seeking substantially the same relief as the North Carolina proceeding. In January 2010, Sony Ericsson amended its complaint by adding claims for fraudulent concealment and gross negligence. On September 10, 2010, LSI filed a motion for summary judgment. On August 4, 2011, the court granted LSI’s motion and ordered the dismissal of all of Sony Ericsson’s claims. Sony Ericsson has appealed this decision. The Company is unable to estimate the possible loss or range of loss, if any, that may be incurred with respect to this matter.

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

Note 15 — Discontinued Operations

On May 6, 2011, the Company completed the sale of substantially all of its external storage systems business to NetApp pursuant to the terms of the asset purchase agreement and received cash consideration of $480.0 million. The strategic decision to divest the external storage systems business was based on the Company’s expectation that long-term shareholder value can be maximized by becoming a pure-play semiconductor company. Under the terms of the agreement, NetApp purchased substantially all the assets of the Company’s external storage systems business, which developed and delivered external storage systems products and technology to a wide range of partners that provide storage solutions to end customers. As part of the asset purchase agreement, certain transitional services are provided to NetApp for a period of up to eighteen months. The purpose of these services is to provide short-term assistance to the buyer in assuming the operations of the external storage systems business.

Following is selected financial information included in (loss)/income from discontinued operations:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Revenues	$2,860	$176,106	$210,225	$506,574

(Loss)/income before income taxes	$(2,366)	$16,246	$(24,866)	$35,659
Gain on sale of external storage systems business	—	—	260,066	—
(Benefit from)/provision for income taxes	(55)	5,644	(19,473)	12,135

(Loss)/income from discontinued operations	$(2,311)	$10,602	$254,673	$23,524

During the three and nine months ended October 2, 2011, the Company recorded write-downs of $2.6 million and $23.0 million, respectively, related to assets associated with discontinued operations. Further, the Company released $19.7 million of deferred tax liabilities related to tax deductible goodwill in connection with the sale of the external storage systems business during the nine months ended October 2, 2011.

Note 16 — Subsequent Events

On October 26, 2011, the Company entered into a definitive agreement to acquire SandForce, Inc. (“SandForce”), a leading provider of flash storage processors for enterprise and client flash solutions and solid state drives. The acquisition is expected to enhance LSI’s position in storage technology solutions.

Under the agreement, LSI will pay approximately $322 million in cash, net of cash acquired, and assume approximately $48 million of unvested stock options and restricted shares held by SandForce employees. The transaction is expected to close early in the first quarter of 2012 subject to customary closing conditions and regulatory approvals.

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

We derive the majority of our revenue from sales of products for the hard disk drive, server and networking equipment end markets. We believe that these markets offer us attractive opportunities because of the growing demand to create, store, manage and move digital content. We believe that this growth is occurring as a result of a number of trends, including:

•

The increasing popularity of mobile devices such as smart phones and media tablets, and the increasing use of the Internet for streaming media, such as videos and music, which are driving the need for more network capacity;

•	Consumer and business demand for hard disks to store increasing amounts of digital data, including music, video, pictures and medical and other business records; and

•	Enterprises refreshing their data centers to provide higher levels of business support and analytics, which drives demand for new servers and storage systems and associated equipment.

Our revenues depend on market demand for these types of products and our ability to compete in highly competitive markets. We face competition not only from makers of products similar to ours, but also from competing technologies. For example, we see the development of solid state drives based on flash memory rather than the spinning platters used in hard disk drives as a long-term potential competitor to certain types of hard disk drives, and we are focusing development efforts in that area. We have also entered into an agreement to acquire SandForce, a provider of technology for solid state drives.

On May 6, 2011, we completed the sale of our external storage systems business to NetApp for $480.0 million in cash. That business sold external storage systems, primarily to original equipment manufacturers, or OEMs, who resold these products to end customers under their own brand name. We have reflected the external storage systems business as discontinued operations in our statements of operations and, as such, the results of that business have been excluded from all line items other than “(loss)/income from discontinued operations” for all periods presented. We believe that as a result of this sale, we are seeing increasing interest in our products from other external storage systems OEMs who previously were reluctant to buy our products because they viewed us as a competitor.

On October 26, 2011, we entered into a definitive agreement to acquire SandForce, a provider of flash storage processors for enterprise and client flash solutions and solid state drives. The acquisition is expected to enhance our position in storage technology solutions. Under the agreement, we will pay approximately $322 million in cash, net of cash acquired, and assume approximately $48 million of unvested stock options and restricted shares held by SandForce employees. The transaction is expected to close early in the first quarter of 2012, subject to customary closing conditions and regulatory approvals.

During the third quarter of 2011, we reported revenue of $546.9 million, compared to $452.9 million for the third quarter of 2010. For the nine months ended October 2, 2011, we reported revenue of $1,520.8 million, compared to $1,399.0 million for the nine months ended October 3, 2010. We reported net income of $29.3 million, or $0.05 per diluted share, for the third quarter of 2011, compared to $23.4 million, or $0.04 per diluted share, for the third quarter of 2010. For the nine months ended October 2, 2011, we reported net income of $333.3 million, or $0.55 per diluted share, compared to $53.4 million, or $0.08 per diluted share, for the nine months ended October 3, 2010. Net income for the nine months ended October 2, 2011 included a $260.1 million gain on the sale of our external storage systems business.

On March 9, 2011, our Board of Directors authorized a stock repurchase program of up to $750.0 million of our common stock. Through October 2, 2011, we had repurchased 67.5 million shares for $471.8 million under this program.

We ended the third quarter of 2011 with cash and cash equivalents, together with short-term investments, of $878.9 million, an improvement of $202.2 million from the end of 2010, primarily attributable to the cash we received from the sale of our external storage systems business.

Recently, Thailand has experienced flooding as a result of significant rains. The Thailand operations of a number of technology companies have been affected by this flooding. We have a supplier in Thailand that performs assembly and test functions for our semiconductor products and that supplier’s facility has been affected by flooding. The flooding has had a significant impact on the hard disk drive industry, which we serve. To the extent that there is an extended period during which our supplier’s assembly and test facility is not able to operate and we are unable to obtain alternate sources of supply, our ability to deliver products, particularly products used in hard disk drives, will be affected and we may not be able to supply all of our customers’ demand. Further, if because of the flooding, our customers are unable to obtain sufficient parts from other suppliers or their operations will not support the level of production we are able to supply, their demand for our products may be reduced. We currently believe that the impact of the flooding will have an adverse impact on our revenue in the fourth quarter of 2011.

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

As we look forward into the remainder of 2011 and 2012, we are focused on a number of key objectives, including:

•	Successfully completing the acquisition and integration of SandForce;

•	Attempting to mitigate the impact on our business of the flooding in Thailand;

•	Successfully delivering products to customers to support share gains and new product ramps we anticipate;

•	Improving our gross margins and controlling operating expenses to drive improved financial performance;

•	Meeting or exceeding our development, product quality and delivery commitments to our customers;

•	Identifying attractive opportunities for future products, particularly in areas that are adjacent to technologies where we have strong capabilities;

•	Developing leading-edge new technologies; and

•	Developing the skills of our workforce.

RESULTS OF OPERATIONS

Revenues

	Three Months Ended
	October 2, 2011	October 3, 2010	$ Change	% Change
	(Dollars in millions)
Revenues	$546.9	$452.9	$94.0	20.8%

The increase in revenues was primarily attributable to increased demand from existing customers for semiconductors used in storage product applications and increased demand for our server RAID adapters. These increases were offset in part by a decrease in unit sales from semiconductors used in networking product applications, primarily products used in wireless networking applications.

	Nine Months Ended
	October 2, 2011	October 3, 2010	$ Change	% Change
	(Dollars in millions)
Revenues	$1,520.8	$1,399.0	$121.8	8.7%

The increase in revenues was primarily attributable to increased demand from existing customers for semiconductors used in storage product applications, increased demand for our server RAID adapters and higher revenues from the licensing of our intellectual property. These increases were offset in part by a decrease in unit sales from semiconductors used in networking product applications, primarily products used in wireless networking applications.

Significant Customers:

The following table provides information about our one customer that accounted for 10% or more of consolidated revenues:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Revenues	29%	18%	25%	19%

Revenues by Geography

The following table summarizes our revenues by geography based on the ordering location of the customer. Because we sell our products primarily to other sellers of technology products and not to end-users, the information in the table below may not accurately reflect geographic end-demand for our products.

	Three Months Ended
	October 2, 2011	October 3, 2010	$ Change	% Change
	(Dollars in millions)
North America*	$136.9	$110.9	$26.0	23.4%
Asia:
China	146.9	82.3	64.6	78.5%
Singapore	75.7	65.8	9.9	15.0%
Taiwan	60.4	68.3	(7.9)	(11.6)%
Other	77.2	69.9	7.3	10.4%

Total Asia	360.2	286.3	73.9	25.8%

Europe and the Middle East	49.8	55.7	(5.9)	(10.6)%

Total	$546.9	$452.9	$94.0	20.8%

*	Primarily the United States.

The increase in North America was primarily attributable to increased demand for semiconductors used in networking applications and increased unit sales of server RAID adapters. The increase in Asia was primarily attributable to increased unit sales of semiconductors used in storage product applications. The decrease in Europe and the Middle East was primarily attributable to decreased unit sales of semiconductors used in storage product applications, offset in part by increased unit sales of server RAID adapters.

	Nine Months Ended
	October 2, 2011	October 3, 2010	$ Change	% Change
	(Dollars in millions)
North America*	$380.7	$311.1	$69.6	22.4%
Asia:
China	362.0	249.4	112.6	45.1%
Singapore	193.8	218.2	(24.4)	(11.2)%
Taiwan	212.1	229.6	(17.5)	(7.6)%
Other	225.3	229.5	(4.2)	(1.8)%

Total Asia	993.2	926.7	66.5	7.2%

Europe and the Middle East	146.9	161.2	(14.3)	(8.9)%

Total	$1,520.8	$1,399.0	$121.8	8.7%

*	Primarily the United States.

The increase in North America was primarily attributable to increased demand for semiconductors used in networking applications, increased unit sales of server RAID adapters and higher revenues from the licensing of our intellectual property. The increase in Asia was primarily attributable to increased demand for semiconductors used in storage product applications, partially offset by a decrease in unit sales from semiconductors used in networking product applications, primarily products used in wireless networking applications. The decrease in Europe and the Middle East was primarily attributable to decreased unit sales of semiconductors used in storage product applications and decreased demand for custom products used in networking applications, offset in part by increased unit sales of server RAID adapters.

Gross Profit Margin

	Three Months Ended
	October 2, 2011	October 3, 2010	$ Change	% Change
	(Dollars in millions)
Gross profit	$263.8	$218.2	$45.6	20.9%
% of revenues	48.2%	48.2%

Gross margin as a percentage of revenues remained flat as a result of lower amortization of identified intangible assets, offset in part by less favorable product mix and higher costs for commodities used in the manufacture of our products.

	Nine Months Ended
	October 2, 2011	October 3, 2010	$ Change	% Change
	(Dollars in millions)
Gross profit	$725.6	$657.8	$67.8	10.3%
% of revenues	47.7%	47.0%

Gross margin as a percentage of revenues remained relatively flat as a result of lower amortization of identified intangible assets, offset in part by less favorable product mix and higher costs for commodities used in the manufacture of our products.

Research and Development

	Three Months Ended
	October 2, 2011	October 3, 2010	$ Change	% Change
	(Dollars in millions)
Research and development	$143.3	$140.5	$2.8	2.0%
% of revenues	26.2%	31.0%

R&D expenses increased primarily due to higher compensation-related expenses and facility costs as a result of headcount additions, offset in part by lower R&D costs for shared development engineering projects due to higher contributions from certain customers associated with existing R&D projects.

	Nine Months Ended
	October 2, 2011	October 3, 2010	$ Change	% Change
	(Dollars in millions)
Research and development	$431.6	$422.3	$9.3	2.2%
% of revenues	28.4%	30.2%

R&D expenses increased primarily due to higher compensation-related expenses and facility costs as a result of headcount additions, offset in part by lower R&D costs for shared development engineering projects due to higher contributions from certain customers associated with existing R&D projects.

Selling, General and Administrative

	Three Months Ended
	October 2, 2011	October 3, 2010	$ Change	% Change
	(Dollars in millions)
Selling, general and administrative	$77.9	$69.2	$8.7	12.6%
% of revenues	14.2%	15.3%

SG&A expenses increased primarily due to increases in litigation costs and compensation-related expenses as a result of headcount additions in marketing and sales to support operations.

	Nine Months Ended
	October 2, 2011	October 3, 2010	$ Change	% Change
	(Dollars in millions)
Selling, general and administrative	$218.5	$209.7	$8.8	4.2%
% of revenues	14.4%	15.0%

SG&A expenses increased primarily due to increases in litigation costs and compensation-related expenses as a result of headcount additions in marketing and sales to support operations, offset in part by decreases in general and administrative expenses as a result of our continuing focus on control of expenses.

Restructuring of Operations and Other Items, net

The following table summarizes items included in restructuring of operations and other items, net from continuing operations:

	Three Months Ended			Nine Months Ended
	October 2, 2011		October 3, 2010	October 2, 2011		October 3, 2010
	(In millions)
Lease and contract terminations	$0.3	(a)	$1.9	$3.9	(a)	$2.8
Employee severance and benefits	0.5	(b)	2.0	2.4	(b)	7.4
Asset impairment and other exit charges	6.0	(c)	—	6.0	(c)	—

Total restructuring expenses	6.8		3.9	12.3		10.2
Other items	4.0	(d)	(0.4)	(9.6	)(e)	—

Total restructuring of operations and other items, net	$10.8		$3.5	$2.7		$10.2

(a)	Primarily relates to changes in estimates and changes in time value of accruals for previously accrued facility lease exit costs.

(b)	Primarily relates to cost saving actions taken during 2011 with our ongoing initiatives to streamline operations.

(c)	Primarily relates to the write-off of intellectual property and software which are no longer in use.

(d)	Primarily relates to the costs associated with the transition service agreements entered into with NetApp in connection with the sale of the external storage systems business.

(e)	Primarily relates to the reversal of a $14.5 million sales and use tax related liability as a result of concluding various audits, partially offset by $5.3 million of costs associated with the transition service agreements entered into with NetApp in connection with the sale of the external storage systems business.

Interest Expense, Interest Income and Other, net

The following table summarizes interest expense and components of interest income and other, net:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In millions)
Interest expense	$—	$—	$—	$(5.6)
Interest income	2.3	3.2	9.0	10.4
Other income/(expense), net	5.3	7.1	9.3	(4.3)

Total	$7.6	$10.3	$18.3	$0.5

Interest expense decreased by $5.6 million for the nine months ended October 2, 2011 as compared to the nine months ended October 3, 2010, as a result of the repayment of our 4% Convertible Subordinated Notes in May 2010.

Interest income decreased by $0.9 million for the three months ended October 2, 2011 as compared to the three months ended October 3, 2010, primarily as a result of lower interest rates in 2011. Interest income decreased by $1.4 million for the nine months ended October 2, 2011 as compared to the nine months ended October 3, 2010, primarily as a result of lower interest rates, offset in part by higher cash balances in 2011.

Other income, net, for the three and nine months ended October 2, 2011, primarily included $4.4 million and $7.4 million, respectively, of income for services provided under the transition service agreements entered into with NetApp in connection with the sale of the external storage systems business. Other income, net, for the three months ended October 3, 2010, primarily included a $4.8 million gain from the sale of investments. Other expense, net, for the nine months ended October 3, 2010, primarily included $11.6 million of other than temporary impairment charges incurred during the first quarter of 2010 for certain non-marketable equity securities, offset in part by a $4.8 million gain from the sale of investments and other.

Provision for/Benefit from Income Taxes

We recorded income tax provisions of $7.8 million and $12.6 million for the three and nine months ended October 2, 2011, respectively, and an income tax provision of $2.5 million and an income tax benefit of $13.7 million for the three and nine months ended October 3, 2010, respectively.

The income tax provision for the nine months ended October 2, 2011 is presented net of a reversal of $9.6 million in liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $5.6 million and interest and penalties of $4.0 million, as a result of the expiration of statutes of limitations in multiple jurisdictions.

The income tax benefit for the nine months ended October 3, 2010 included a reversal of $28.0 million in liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $12.2 million and interest and penalties of $15.8 million, as a result of the expiration of statutes of limitations in multiple jurisdictions.

We compute our tax provision using an estimated annual tax rate. We exclude certain loss jurisdictions from the computation of the estimated annual rate when no benefit can be realized on those losses. With the exception of certain foreign jurisdictions, we believe it is not more likely than not that the future benefit of the deferred tax assets will be realized.

Discontinued Operations

Following is selected financial information included in (loss)/income from discontinued operations:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In millions)
Revenues	$2.9	$176.1	$210.2	$506.6

(Loss)/income before income taxes	$(2.4)	$16.2	$(24.9)	$35.6
Gain on sale of external storage systems business	—	—	260.1	—
(Benefit from)/provision for income taxes	(0.1)	5.6	(19.5)	12.1

(Loss)/income from discontinued operations	$(2.3)	$10.6	$254.7	$23.5

During the three and nine months ended October 2, 2011, we recorded write-downs of $2.6 million and $23.0 million, respectively, related to assets associated with discontinued operations. Further, we released $19.7 million of deferred tax liabilities related to tax deductible goodwill in connection with the sale of the external storage systems business during the nine months ended October 2, 2011.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Cash, cash equivalents and short-term investments increased to $878.9 million as of October 2, 2011 from $676.7 million as of December 31, 2010. The increase was mainly due to proceeds from the sale of our external storage systems business and cash inflows generated from operating activities, offset in part by cash outflows for financing and other investing activities, as described below.

Under our agreement to acquire SandForce, we will pay approximately $322 million in cash, net of cash acquired, and assume approximately $48 million of unvested stock options and restricted shares held by SandForce employees. The cash consideration is expected to be funded from our existing cash, cash equivalents and short-term investments. We expect to complete the acquisition in early 2012.

Working Capital

Working capital increased by $185.5 million to $964.7 million as of October 2, 2011 from $779.2 million as of December 31, 2010. The increase was primarily attributable to the following:

•	Cash, cash equivalents and short-term investments increased by $202.2 million primarily due to the proceeds from the sale of our external storage systems business on May 6, 2011;

•

Inventories increased by $23.7 million primarily due to increased inventory purchases during the third quarter of 2011 in anticipation of expected increases in product demand, offset in part by inventory sold to NetApp as part of the sale of the external storage systems business;

•

Accrued salaries, wages and benefits decreased by $17.6 million primarily as a result of timing differences in the payment of salaries, benefits and performance-based compensation, and the payout of accrued compensation-related costs to employees transferred to NetApp as part of the sale of the external storage systems business; and

•

Assets held for sale increased by $16.2 million primarily as a result of the reclassification of land in Gresham, Oregon from held and used to held for sale because the held for sale criteria were met during the second quarter of 2011.

These increases in working capital were offset in part by the following:

•	Accounts receivable decreased by $78.2 million primarily as a result of lower revenues from discontinued operations due to the sale of the external storage systems business.

Working capital increased by $7.8 million to $738.9 million as of October 3, 2010 from $731.1 million as of December 31, 2009. The increase was primarily attributable to the following:

•	Current portion of long-term debt decreased by $350.0 million as a result of the repayment of our 4% Convertible Subordinated Notes upon their maturity in May 2010;

•	Inventories increased by $50.8 million as a result of a slowdown in customer purchases in the last month of the third quarter of 2010;

•	Accounts payable decreased by $28.4 million primarily due to the normal timing of invoice receipts and payments; and

•	Other accrued liabilities decreased by $26.4 million as a result of the utilization of restructuring reserves, payments of taxes and decreases in other accruals related to our operations.

These increases in working capital were offset in part by the following:

•	Cash, cash equivalents and short-term investments decreased by $361.2 million;

•

Accrued salaries, wages and benefits increased by $49.8 million primarily as a result of timing differences in the payment of salaries and benefits and the restoration of performance-based compensation accruals, which we reduced in 2009 in response to the global economic downturn;

•	Accounts receivable decreased by $25.1 million primarily as a result of an improvement in collections; and

•	Prepaid expenses and other current assets decreased by $11.7 million primarily as a result of decreases in prepaid software maintenance and other receivables.

Cash Provided by Operating Activities

During the nine months ended October 2, 2011, we generated $191.4 million of cash from operating activities as a result of the following:

•

Net income adjusted for non-cash items, primarily a $260.1 million gain on the sale of our external storage systems business and $145.8 million of depreciation and amortization. The non-cash items and other non-operating adjustments are quantified in our condensed consolidated statements of cash flows included in Item 1;

•	Offset in part by a net decrease of $77.4 million in assets and liabilities, including changes in working capital components, from December 31, 2010 to October 2, 2011, as discussed above.

During the nine months ended October 3, 2010, we generated $255.5 million of cash from operating activities as a result of the following:

•

Net income adjusted for non-cash items, including $200.7 million of depreciation and amortization and $51.9 million of stock-based compensation expense. The non-cash items and other non-operating adjustments are quantified in our condensed consolidated statements of cash flows included in Item 1;

•	Offset in part by a net decrease of $63.7 million in assets and liabilities, including changes in working capital components, from December 31, 2009 to October 3, 2010, as discussed above.

Cash Provided by/Used in Investing Activities

Cash provided by investing activities for the nine months ended October 2, 2011 was $418.6 million. The investing activities for the nine months ended October 2, 2011 were the following:

•	Proceeds from the sale of our external storage systems business, net of transaction fees, of $475.2 million;

•	Purchases of property and equipment, net of proceeds from sales, totaling $45.9 million; and

•	Purchases of available-for-sale debt securities and other investments, net of proceeds from maturities and sales, of $10.7 million.

Cash used in investing activities for the nine months ended October 3, 2010 was $45.2 million. The investing activities for the nine months ended October 3, 2010 were the following:

•	Purchases of property and equipment, net of proceeds from sales, totaling $66.7 million; and

•	Proceeds from maturities and sales of available-for-sale debt and other investments, net of purchases, of $21.5 million.

We expect capital expenditures to be approximately $12 million for the remainder of 2011. In recent years, we have reduced our level of capital expenditures as a result of our focus on establishing strategic supplier alliances with foundry semiconductor manufacturers and with third-party assembly and test operations, which enables us to have access to advanced manufacturing capacity while reducing our capital spending requirements.

We also expect to pay approximately $322 million in cash for the acquisition of SandForce in early 2012.

Cash Used in Financing Activities

Cash used in financing activities for the nine months ended October 2, 2011 was $405.7 million, as compared to $545.7 million for the nine months ended October 3, 2010. The primary financing activities during the nine months ended October 2, 2011 were the use of $471.8 million to repurchase our common stock, offset in part by proceeds of $66.1 million from issuances of common stock under our employee stock plans. On March 9, 2011, our Board of Directors authorized a stock repurchase program of up to $750.0 million of our common stock. As of October 2, 2011, $278.2 million remained available under this stock repurchase program.

The primary financing activities during the nine months ended October 3, 2010 were the use of $350 million to repay all of our outstanding 4% Convertible Subordinated Notes upon their maturity on May 15, 2010 and the use of $217.7 million to repurchase our common stock, which were offset in part by proceeds of $22.0 million from issuances of common stock under our employee stock plans.

We do not currently pay any cash dividends to our stockholders.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of October 2, 2011:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Other		Total
	(In millions)
Operating lease obligations	$45.3	$52.9	$10.8	$2.0	$—		$111.0
Purchase commitments	361.2	27.9	1.5	—	—		390.6
Pension contributions	11.5	*	*	*	*		11.5
Uncertain tax positions	—	—	—	—	86.7	**	86.7

Total	$418.0	$80.8	$12.3	$2.0	$86.7		$599.8

*	We have pension plans covering substantially all former Agere U.S. employees, excluding management employees hired after June 30, 2003. We also have pension plans covering certain international employees. Although additional future contributions will be required, the amount and timing of these contributions will be affected by actuarial assumptions, the actual rate of return on plan assets, the level of market interest rates, and the amount of voluntary contributions to the plans. The amount shown in the table represents our planned contributions to our pension plans for the remainder of 2011. Because any contributions for 2012 and later will depend on the value of the plan assets in the future and thus are uncertain, we have not included any amounts for 2012 and beyond in the above table.

**	This amount represents the non-current tax payable obligation. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.

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

Uncertain Tax Positions

As of October 2, 2011, we had $142.9 million of unrecognized tax benefits, for which we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, we estimate that the unrecognized tax benefits, plus accrued interest and penalties, could decrease by up to $16.8 million.

Standby Letters of Credit

As of October 2, 2011 and December 31, 2010, we had outstanding obligations relating to standby letters of credit of $2.9 million and $3.9 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, customs and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amount. The standby letters of credit generally renew annually.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes in our critical accounting estimates or significant accounting policies during the nine months ended October 2, 2011 as compared to the discussion in Part II, Item 7 and in Note 1 to our financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

The information contained in Note 1 to our financial statements in Item 1 under the heading “Recent Accounting Pronouncements” is incorporated by reference into this Item 2.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in the market risk disclosures during the nine months ended October 2, 2011 as compared to the discussion in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Changes in Internal Control: During the third quarter of 2011, we did not make any change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Recently, Thailand has experienced flooding as a result of significant rains. We have a supplier in Thailand that performs assembly and test functions for our semiconductor products and that supplier’s facility has been affected by flooding. Other semiconductor companies also have facilities in Thailand that may be affected by flooding. To the extent that there is an extended period during which our supplier’s assembly and test facility is not able to function and we are unable to obtain alternate sources of supply, our ability to deliver products, particularly products used in hard disk drives, could be affected and we may not be able to supply all of our customers’ demand. Further, if our customers are unable to obtain sufficient parts from other suppliers because of the flooding, their demand for our products may be reduced. We currently believe that the impact of the flooding will have an adverse impact on our revenue in the fourth quarter of 2011.

•	We are subject to various environmental laws and regulations that could impose substantial costs on us and may harm our business.

•

Our blank check preferred stock and Delaware law contain provisions that may inhibit potential acquisition bids, which may harm our stock price, discourage merger offers or prevent changes in our management.

•	Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s attention and resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about the repurchases of our common stock during the quarter ended October 2, 2011.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 4 — August 3, 2011	—	$—	—	$353,208,822
August 4 — September 3, 2011	10,383,417	$6.71	10,383,417	$283,512,868
September 4 — October 2, 2011	787,644	$6.73	787,644	$278,213,291

Total	11,171,061	$6.71	11,171,061

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

LSI CORPORATION
(Registrant)

Date: November 10, 2011	By	/s/ Bryon Look
Bryon Look
Executive Vice President, Chief Financial Officer and Chief Administrative Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema document

101.CAL	XBRL taxonomy extension calculation linkbase document

101.DEF	XBRL taxonomy extension definition linkbase document

101.LAB	XBRL taxonomy extension label linkbase document

101.PRE	XBRL taxonomy extension presentation linkbase document