Form 10-K
period 2011-12-31
LSI CORP
filed 2012-02-29
CIK 703360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐      No  ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of July 3, 2011 was approximately $4.1 billion, based on the reported last sale price on the New York Stock Exchange of such equity on the last business day of the fiscal quarter ending on such date.

As of February 22, 2012, 566,775,845 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report is incorporated by reference from the registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2012 annual meeting of stockholders.

LSI Corporation

Form 10-K

For the Year Ended December 31, 2011

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

LSI, LSI & Design logo, MegaRAID, Tarari, WarpDrive, Fusion-MPT, 3ware and Axxia are trademarks or registered trademarks of LSI Corporation. All other brand or product names may be trademarks or registered trademarks of their respective companies.

PART I

Item 1.	Business

General

We design, develop and market complex, high-performance storage and networking semiconductors. We offer a broad portfolio of capabilities including custom and standard product integrated circuits that are used in hard disk drives, solid state drives, high-speed communications systems, computer servers, storage systems and personal computers. We deliver our products to our customers as stand-alone integrated circuits as well as incorporated onto circuit boards that offer additional functionality. We also license other entities to use our intellectual property.

Integrated circuits, also called semiconductors or chips, are made using semiconductor wafers imprinted with a network of electronic components. They are designed to perform various functions such as processing electronic signals, controlling electronic system functions and processing and storing data. We provide products for leading original equipment manufacturer, or OEM, companies, in the server, storage and networking industries. We also sell some of our products through a network of resellers and distributors.

You can find segment financial information and geographic financial information in Note 11 to our financial statements in Item 8 of Part II, which information is incorporated herein by reference. See Item 1A — “Risk Factors” for information about risks we face as a result of our operations outside the United States, which information is also incorporated herein by reference.

Recent Developments

In May 2011, we sold our external storage systems business, which designed and sold entry-level and mid-range storage systems to OEMs and channel customers. By selling that business, we are able to focus our development and sales efforts on our semiconductor business and believe that storage OEMs with which we may have competed may now be more willing to buy our semiconductor products.

On January 3, 2012, we acquired SandForce, Inc., a provider of flash storage processors, or FSPs, for enterprise and client flash solutions and solid state drives, or SSDs.

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

Products

STORAGE PRODUCTS

Our storage products enable secure movement of digital data to and from host machines such as servers, personal computers and storage systems to the underlying storage devices such as hard disk drives, tape drives and flash solutions. Our storage products can be embedded in storage devices, host computers or adapters and in switches, which move data on a storage area network, or SAN.

Our storage product portfolio includes:

•	hard disk, tape drive and flash solutions, which enable the reading and writing of digital data to and from the storage media such as the hard disk drive platter or the flash memory cell:

•	server and storage connectivity solutions, which facilitate secured data transfers between host systems such as servers and storage devices; and

•	custom storage solutions, which enable high speed storage data communication between servers and external storage systems over a switched storage network such as a fiber channel SAN.

In 2011, 2010 and 2009, we had $1,487 million, $1,302 million and $1,133 million of revenue from sales of our storage semiconductor products representing approximately 72.7%, 69.6% and 71.9% of our total revenues.

Hard Disk and Tape Drive Electronics

We sell integrated circuits for hard disk and tape drive solutions that are used to store and retrieve data in personal computers, corporate network servers, archive/back-up devices and consumer electronics products such as digital video recorders, game consoles and external storage devices. A hard disk drive contains physical media, one or more “platters” that store data, a motor that spins the media, drive heads that read data from and write data to the media and electronics that process the data and control the disk drive. Tape drives store data on magnetic tape and provide a high-capacity, cost-effective tiered data storage back-up solution.

Our TrueStore® family of storage electronics products includes systems-on-a-chip, or SoCs, read channels, pre-amplifiers, serial physical interfaces and hard disk controllers as well as custom firmware. These are the critical chips required to read, write and protect data. An SoC is an integrated circuit that combines the functionality of a read channel, serial interface, memory and a hard disk controller in a small, high-performance, low-power and cost-effective package. Read channels convert analog signals that are generated by reading the stored data on the physical media into digital signals. We also sell pre-amplifiers, or preamps, which are used to amplify the initial signal to and from the drive disk heads so the signal can be processed by the read channel. We provide similar technology for tape drives. Our hard disk controllers are used to control signal processing and communications functions within the disk drive.

Flash Storage Applications

Flash, or solid state memory, stores data in non-volatile semiconductors that retain data even when power is switched off. Storage devices using flash memory can typically store and retrieve data faster than hard disk drives, but cost more than hard disk drives with the same capacity. As a result of its speed advantage, flash-based storage has become a fast growing storage medium, especially for applications that can benefit from very fast access to data such as mission critical enterprise applications, as well as consumer products such as laptops. We address this market opportunity with custom and standard FSPs as well as PCIe® based SSD adapters.

Flash Storage Processors.    An SSD stores data in flash memory instead of on a hard disk, providing high speed access to the data. SSDs use FSPs to manage the underlying flash memory, performing critical functions such as reading and writing data to and from the flash chips and performing error correction, wear leveling and bad block management.

In 2011, we began selling our WarpDrive® PCIe-based solution. This product, which is an extension of our existing adapter products, incorporates flash memory and our FSPs, SAS controller chips and software on an industry-standard size adapter board. The product allows frequently-used data to be stored in flash memory, allowing for faster access and better performance for that data than if it had been stored on a traditional hard disk, and is aimed at the Web serving, data warehousing, data mining, online transaction processing and high-performance computing fields.

Server Storage Connectivity Products

We also offer solutions that enable data transmission between a host computer, such as a server, and storage peripheral devices, such as hard disk, solid state and optical disk drives and disk and tape-based storage systems. These products include:

Server Storage Semiconductor Products.    Our product line includes integrated circuits such as input/output controllers and RAID-on-Chip integrated circuits, or ROCs, that support the SAS, SATA and PCIe protocol standards combined with our Fusion-MPT™ firmware and drivers to form intelligent storage interface solutions primarily for server and storage systems motherboard applications. Additionally, our product line includes SAS and SATA bus expander integrated circuits, SAS switches and disk drive bridging or interposer circuits used primarily in storage systems. The majority of SAS products in production during 2011 supported the 3 and 6 gigabits per second SAS standards. In 2011, we started sampling the next generation of SAS products which will support the 12 gigabits per second standard.

Server RAID Adapters and Software.    We offer a variety of direct-attach RAID solutions as part of our MegaRAID® and 3ware® product families, which store data using multiple drives and various data replication strategies to minimize the impact of the failure of any one drive. Our MegaRAID and 3ware products include single-chip RAID-on-motherboard solutions, a broad family of PCIe RAID controller boards featuring SAS and SATA interfaces, and software-only RAID products for entry level RAID data protection. All of these solutions utilize our fully featured RAID software and management utilities for robust storage configuration and deployment. In addition to the OEM channel, we offer MegaRAID and 3ware branded products through a network of distributors and resellers.

Custom Storage Solutions

We also offer custom solutions to customers who develop Fibre Channel and Fibre Channel over Ethernet SAN switches and host bus adapters, storage systems, hard disk drives and tape peripherals. We have developed a full portfolio of high-speed interface intellectual property that we combine with our customers’ intellectual property to form custom solutions that provide a connection to the SAN, memory systems and host buses. Using these pre-verified interfaces, we believe our customers can reduce development risk and achieve quicker time to market. Our intellectual property offerings include high performance SerDes cores supporting Fibre Channel, SAS, SATA, 10-Gigabit Ethernet, Gigabit Ethernet, Infiniband®, SAS, Serial RapidIO® and PCIe industry standards and a family of high-performance Fibre Channel, Ethernet, RapidIO, PCIe, SAS and SATA protocol controllers.

NETWORKING PRODUCTS

We offer networking products principally targeting the wireless infrastructure, enterprise and data center markets. Our solutions allow service providers and enterprises to accelerate and deliver differentiated communications services over mobile broadband and packet-based networks. Our networking solutions are designed to enable wireless and Internet Protocol, or IP, networks to provide reliability similar to that of traditional circuit-based networks by incorporating quality-of-service features which enable data intensive applications such as streaming video.

Our networking portfolio includes solutions for multi-service wired and wireless access systems found in carrier networks, as well as solutions typically used in small office, home office and small-to-medium business applications. We also design and sell enterprise networking devices for applications such as Ethernet switches and routers. Our networking solutions include communication processors, network processors, media processors, content-inspection processors and physical layer devices, as well as software tools and segment specific applications, evaluation systems and reference designs.

We offer both custom and standard networking product solutions to meet the needs of our broad customer base. Our custom networking products are developed for a specific application defined by the customer while our standard networking products are developed for market applications that we define and then sell to multiple customers.

In 2011, 2010 and 2009, we had $454 million, $473 million and $385 million of revenue from sales of our networking semiconductor products representing approximately 22.2%, 25.3% and 24.4% of our total revenues.

Custom Networking Products

These integrated circuits incorporate our intellectual property or combine our intellectual property with the intellectual property of our customers or other third parties to create a customized solution for these customers.

For some customers, we design and manufacture the integrated circuit while the key intellectual property belongs solely to our customers. Our 28nm silicon platform with an advanced design methodology offers power savings at increased density and higher performance. This platform allows our wireless infrastructure and enterprise networking customers to meet performance demands while simultaneously reducing product and cooling costs.

Communication Processors and Network Processors

Communication processors handle the setup and operation of a network. Network processors are typically used in switching and routing systems to classify, prioritize and forward packets as they move through a carrier’s network. We offer communication processors and network processors with the ability to handle a range of data rates. We believe doing so gives customers the ability to re-use software applications across our product line, thereby reducing cost and time-to-market.

In 2011, we introduced the Axxia® Communications Processor, which provides packet processing, traffic management, deep packet inspection and security capabilities, and is aimed at wireless network access systems and enterprise gateways. We offer a family of Axxia products with different price-points and throughput capabilities to meet various carrier requirements. We offer network processors that can be used in a variety of locations in a carrier’s network, from low-bandwidth locations, such as between an end-customer and the carrier’s central office, to high-bandwidth locations such as the core of the carrier’s network.

Media Processors

Media processors use digital signal processing technology and perform advanced algorithms on analog signals that have been transformed into digitally-encoded bitstreams. Our media processors perform audio, video and speech signal processing, compression, transcoding and transrating and can be used in applications including Voice-over-IP, or VoIP, communications, business and enterprise gateways, access routers, video delivery, media gateways and wired and wireless access network equipment.

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

Multi-Service Processors

In addition to the networking products described above, we offer integrated circuits and supporting software designed for equipment used in access, metropolitan and wide-area backbone telecommunications and packet networks. Our products can be used in equipment in both wired and wireless networks to aggregate and manage voice and data traffic.

Personal Connectivity Solutions

We sell high speed input/output products that transfer data within and between computers, peripheral equipment, such as printers, scanners and digital cameras, and data networks. Our products, which support established connectivity and transmission standards known as Gigabit Ethernet, IEEE®1394, and Universal Serial Bus or USB, are sold primarily to manufacturers of computers, peripheral equipment and communications equipment. In addition, we sell integrated circuits and associated software for analog modem and firewire products, primarily to manufacturers of personal computers, notebook computers, point-of-sale terminals, facsimile machines, multi-function printers, cable and satellite set-top boxes and other electronic equipment.

Marketing and Distribution

The semiconductor industry is highly competitive and is characterized by rapidly changing technology. Our marketing strategy requires that we forecast trends in the evolution of products and technology. We must then act upon this knowledge in a timely manner to develop competitively priced products offering superior features, performance or levels of integration.

Our products are sold primarily to OEM customers through our network of direct sales, marketing and field engineering offices located in North America, Europe, Japan and elsewhere in Asia. We also work with independent industrial and commercial distributors and manufacturers’ representatives or other channel partners in North America, Europe, Japan and elsewhere in Asia. Some of our distributors possess engineering capabilities, and design and purchase both custom solutions and standard products from us for resale to their customers. Other distributors focus solely on the sale of standard products.

Our marketing efforts support our OEM customers, as well as our distributors and reseller channels, with programs targeted at developing differentiated go-to-market strategies and increasing sales effectiveness. Depending on the nature of our channel customer engagement, our marketing teams offer various levels of assistance in assessing and analyzing the competitive landscape, defining product strategy and roadmaps, developing product positioning and pricing, creating product launch support materials and closing sales. These marketing teams carefully coordinate joint product development and marketing efforts with our customers to ensure that we address and effectively target enterprise requirements. We maintain sales and marketing organizations in the United States and internationally in China, Germany, Italy, Japan, Singapore, Sweden and the United Kingdom.

Customers

In 2011, Seagate Technology accounted for approximately 25.0% of our total revenue. No other customer accounted for more than 10% of our total revenue in 2011. We currently have a highly concentrated customer base as a result of our strategy to focus our marketing and sales efforts on select, large-volume customers. Our top 10 end customers in 2011, based on revenue, accounted for approximately 61.9% of our revenue. We typically sell products pursuant to purchase orders that customers can generally cancel, change or defer up to a specified point in time without incurring a significant penalty. While we may have contracts with customers that outline general terms and conditions, we do not typically have contracts that commit our customers to buy specified quantities of products from us. The loss of any of our significant customers, any substantial decline in sales to these customers, or any significant change in the timing or volume of purchases by these customers could result in substantially lower revenues and could materially harm our business, financial condition and results of operations.

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

Wafer fabrication is very complex and costly, and the industry trend has been towards outsourcing all or a portion of this operation to silicon foundries located throughout the world. Our wafer fabrication is performed by third-party foundries, including Taiwan Semiconductor Manufacturing Corporation, our primary foundry partner, and other foundries such as IBM and Silicon Manufacturing Partners, a joint venture owned by us and GLOBALFOUNDRIES. We also use third-party suppliers, including STATS ChipPAC, Siliconware Precision Industries and Amkor Technology, to perform final assembly and test operations for us.

We believe that using third-party manufacturing services allows us to focus on product development and increases our operational flexibility by improving our ability to adjust manufacturing capacity in response to customer demand and to introduce new products rapidly. It also reduces our capital requirements as we do not need to spend large amounts to build and upgrade manufacturing facilities, particularly in the area of wafer fabrication, where facilities must be upgraded periodically and each upgrade tends to cost significantly more than the preceding upgrade.

Our board-level products incorporate a variety of standard industry components and LSI-designed components, mounted on printed circuit board assemblies. The manufacturing, assembly and test operations for these products are all fully outsourced to third-party suppliers to take advantage of the scale, quality and cost benefits afforded by third-party manufacturing services. Our RAID server adapter and interposer boards are produced in configurations ranging from bulk packaging of multiple units sold to major server and workstation OEMs, to individual products for indirect channels featuring retail packaging with software media, documentation and interconnect cables. LSI’s adapters are shipped from our third-party suppliers to our worldwide inventory hubs, directly to OEM factories, or to distributors who supply them to a variety of indirect channels in the market.

Backlog

We generally do not have long-term volume purchase contracts with our customers. Instead, the majority of our customers place purchase orders that are subject to acceptance by us. With our integrated circuit products, there could be a significant time lag between our commencement of design work and the receipt of a purchase order and resulting revenue. Lead times for delivery of our board-level products are relatively short, meaning we must build products in advance of orders which subjects us to certain risks, most notably the possibility that expected sales will not materialize, thereby leading to excess inventory that we may be unable to sell to our customers. Also, customers may from time to time revise delivery quantities or delivery schedules to reflect their changing needs. For these reasons, we do not believe that our backlog as of any particular date is a meaningful indicator of future annual sales.

Competition

The semiconductor industry is intensely competitive and characterized by continuing technological change, rapid product obsolescence, evolving industry standards and price erosion. Some of our competitors are larger, diversified companies with substantially greater financial resources than us. Some of our competitors are also customers of ours who have internal semiconductor design capacity who must choose whether to develop products internally or obtain them from companies such as LSI. We also compete with smaller and emerging companies whose strategy is to sell products into specialized markets or to provide only a portion of the range of products and services that we offer.

We compete with Marvell Technology Group, Ltd., PMC-Sierra, Inc. and Texas Instruments, Inc. with respect to both storage and networking products. Additional competitors for our storage products include Fusion-io, Inc., Promise Technology Inc., STEC, Inc. and STMicroelectronics N.V. With respect to our networking products, we also compete with companies such as Avago Technologies Limited, Broadcom Corporation, Cavium Networks, Inc., Freescale, Inc. and International Business Machines Corporation.

The principal competitive factors in our business are:

•	design capabilities;

•	differentiating product features and functionality;

•	product performance characteristics;

•	product quality;

•	time to market;

•	price;

•	breadth of product line;

•	customer support;

•	logistics and planning systems; and

•	compatibility with existing and emerging industry and customer standards.

While we believe we are competitive on the basis of all the factors listed above, our competitors may be able to compete more favorably on the basis of price and may have the resources to bring new products to market more quickly. However, we feel we are particularly strong in offering integrated solutions, broad product lines, product performance, customer support and logistics and planning systems. In addition, incumbent suppliers tend to have an advantage when competing for designs, which can make it difficult for us to win designs at new customers, even if we compete favorably on the factors identified above.

The markets into which we sell our products are subject to intense price competition. We expect to continue to experience declines in the selling prices of many of our products over their life cycle. In order to offset or partially offset declines in the selling prices of our products, we continually strive to reduce the costs of products through product design changes, manufacturing process changes, yield improvements and procurement of wafers from outsourced manufacturing partners.

Patents, Trademarks and Licenses

We own or have rights to a number of patents, trademarks, copyrights, trade secrets and other intellectual property directly related to and important to our business. As of December 31, 2011, we had approximately 11,000 U.S. patents and patent applications and a number of related foreign patents and patent applications. These patents include patents related to the following technologies:

•	Integrated circuit and optoelectronic manufacturing processes;

•	Storage products including controller and expander devices, storage controller cards and storage management software;

•	Consumer electronics products such as digital cameras, digital audio players, DVD players, digital televisions and personal computers;

•	Modems, digital signal processors, wireless communications, network processors and communication protocols; and

•	Optoelectronic products including lasers, optical modulators, optical receivers and optical amplifiers.

We have patents of all ages ranging from pending applications, which, if awarded, will have a duration of 20 years from their earliest filing dates, through patents soon to expire.

We typically indemnify our customers for some of the costs and damages of patent infringement in circumstances where our product is the primary factor creating the customer’s infringement exposure. We generally exclude coverage where infringement arises out of the combination of our products with products of others.

We protect our products and processes by asserting our intellectual property rights where appropriate and prudent. We also obtain licenses to patents, copyrights and other intellectual property rights used in connection with our business when practicable and appropriate.

Companies in the technology industry are often subject to claims of intellectual property infringement. You can find information about the impact of these types of claims in Item 1A — “Risk Factors”, which information is incorporated herein by reference. You can also find information about legal proceedings against us that involve intellectual property claims in Note 16 to our financial statements in Item 8 of Part II, which information is incorporated herein by reference.

Research and Development

Our industry experiences rapid change and we must continually develop new products to remain competitive. Our research and development expenditures were $576 million, $563 million and $509 million for the years ended December 31, 2011, 2010 and 2009, respectively. We anticipate that we will continue to make significant research and development expenditures to maintain our competitive position with a continuing flow of innovative products and technology.

Working Capital

Information about our working capital practices is included in Item 7 of Part II — “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the heading “Financial Condition, Capital Resources and Liquidity” and is incorporated herein by reference.

Environmental Regulation

Federal, state and local regulations, in addition to those of other nations, impose various environmental controls on certain chemicals and substances used in the manufacture of semiconductor products. To comply with these regulations, we have implemented environmental, health and safety management system processes. We offer products that comply with the requirements of the European Union Restriction of Hazardous Substances Directive 2002/95/EC (RoHS Directive) that was implemented on July 1, 2006 and other international environmental regulations impacting electronic equipment and components. We also work internally and with our suppliers and customers to develop a pro-active approach to emerging concerns such as those associated with climate change.

While to date we have not experienced any material adverse impact on our business from environmental regulations, regulations of this type might be adopted or amended that impose expensive obligations on us in the future. In addition, responsibility for cleaning up alleged historic chemical releases into the environment or future regulation of substances in products we sell could result in the need for changes in products, additional capital or other material improvements and/or business interruptions.

Employees

As of December 31, 2011, we had 4,588 full-time employees.

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

A limited number of customers account for a substantial portion of our revenues. In 2011, Seagate, our largest customer, represented approximately 25.0% of our total revenue, and our 10 largest customers accounted for approximately 61.9% of our revenue. We typically do not have contracts with our major customers that obligate them to purchase any minimum amount of products from us. Sales to these customers are made pursuant to purchase orders, which typically can be canceled or modified up to a specified point in time, which may be after we have incurred significant costs related to the sale. If any of our key customers reduced significantly or canceled its orders, our business and operating results could be adversely affected. Because many of our semiconductor products are designed for specific customers and have long product design and development cycles, it would be difficult for us to replace revenues from key customers that reduce or cancel their existing orders for these products which may happen if they experience lower than anticipated demand or cancel a program.

In addition, if we fail to win new product designs from our major customers, our business and results of operations may be harmed. Further, if our major customers make significant changes in scheduled deliveries, experience disruptions in their operations as a result of weather or natural disasters, or for any other reason, decide to pursue the internal development of the products we sell to them, or are acquired, our business and results of operations may be adversely affected. Additionally, business combinations involving our customers or competitors of our customers could have a positive or negative impact on our business.

Recently, the hard disk drive industry has been experiencing consolidation, as Seagate has acquired Samsung’s storage operations and Western Digital is seeking to acquire Hitachi’s storage operations. Although this consolidation may open new opportunities for us, it may also increase our dependence on Seagate as a customer. In addition, it may result in fewer design opportunities, and a corresponding increase in the significance of winning or losing any one design, as the number of potential customers decreases.

We operate in intensely competitive markets, and our failure to compete effectively would harm our results of operations.

We derive revenue from the sale of semiconductor products. The semiconductor industry is intensely competitive, and competition continues to increase as existing competitors enhance their product offerings and as new participants enter the market. Our competitors include large domestic and foreign companies that have substantially greater financial, technical and management resources than us. Several major diversified electronics companies offer products that compete with our products. Other competitors are specialized, rapidly growing companies that sell products into the same markets that we target. Some of our customers may also design and manufacture products internally that compete with our products. We cannot provide any assurances that the price and performance of our products will be superior relative to the products of our competitors or will be sufficient to obtain business.

In addition, our products often have a limited life before they are replaced by products utilizing newer technology. Because we do not have multi-generation contracts with most of our customers, we must win the business of our customers for each new generation of a product. If we are unable to do so, whether because we are unable to develop a next generation product rapidly enough, because our product is not priced competitively or for any other reason, our results of operations could be adversely affected.

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

We sell a significant amount of our products pursuant to purchase orders that customers may cancel or defer on short notice without incurring a significant penalty. In addition, the period of time between order and product shipment can be very short. If customers reduce the rate at which they place new orders, whether because of changing market conditions for their products or other reasons, or if they cancel or defer previously placed orders, the impact on our revenue can occur quickly and could cause us to experience revenues that are lower than we may have indicated in any public forecast of our future revenue. For example, as economic conditions deteriorated in the fourth quarter of 2008, our sales declined below the expectations we had publicly announced earlier that quarter because our customers’ orders declined to a level below that which we had anticipated. Reductions in new order rates as well as cancellations or deferrals of existing orders could also cause us to hold excess inventory. Further, a significant portion of our costs are fixed and we may be unable to reduce those costs proportionately. Each of these events could adversely affect our results of operations.

We depend on outside suppliers to manufacture, assemble, package and test our products; accordingly, any failure to secure and maintain sufficient manufacturing capacity at attractive prices or to maintain the quality of our products could harm our business and results of operations.

We depend on third-party foundries to manufacture integrated circuits for us and on outside suppliers to assemble and test our semiconductor products and to assemble our board-level products. As such, we face the following risks:

•	a supplier may be unwilling or unable to devote adequate capacity to the production of our products or may be unable to produce our products;

•	a supplier may fail to develop, or may discontinue, manufacturing methods or technologies necessary for our products;

•	manufacturing costs may be higher than planned;

•	product reliability may not be acceptable;

•	a manufacturer may not be able to maintain continuing relationships with its suppliers of raw materials; and

•	we may have reduced control over delivery schedules, quality, manufacturing yields and costs of products.

The ability of an independent foundry to provide us with integrated circuits is limited by its available capacity and existing obligations. We generally do not enter into contracts to reserve foundry capacity. Availability of foundry capacity has in the past been reduced from time to time due to strong demand and may not be available when needed at reasonable prices. If foundry capacity is limited, it is possible that one of our foundries may allocate capacity to the production of other companies’ products, including those of our competitors. This reallocation could impair our ability to obtain sufficient wafers. If we experience demand for our products that we are not able to meet, we would miss opportunities for additional revenue and could experience a negative impact on our relationships with affected customers. We may also use a second foundry for a particular product when capacity at the main foundry is limited or unavailable, but the cost of integrated circuits at the second foundry may be higher, which would reduce our margins. In addition, only a limited number of foundries provide manufacturing services using the advanced technologies that we require to provide leading edge products. Because of the limited competition among large third-party foundries, it is possible that our foundry partners for products requiring these technologies will price their services at levels that have an adverse impact on our gross margins or make it unprofitable for us to offer these products. This limited competition among foundries may also make it more difficult for us to use a second foundry for a product when we believe that doing so would be advantageous.

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

If any of our manufacturing suppliers experiences capacity constraints, encounters financial difficulties, or experiences any other major disruption of its operations, we may need to qualify an alternate supplier, which may take an extended period of time and could result in delays in product shipments. These delays could cause our customers to seek alternate semiconductor companies to provide them with products previously purchased from LSI, which could adversely impact our business.

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

Some customers will not purchase any products, other than limited numbers of evaluation units, until they qualify the products and/or the manufacturing line for the product. We may not always be able to satisfy the qualification requirements of these customers. Delays in qualification may cause a customer to discontinue use of non-qualified products and result in a significant loss of revenue.

If we fail to keep pace with technological advances, or if we pursue technologies that do not become commercially accepted, customers may not buy our products and our results of operations may be harmed.

Many of the industry segments in which we operate are characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements, short product cycles and evolving industry standards. We believe that our future success will depend, in part, on our ability to improve on existing technologies and to develop and implement new technologies. For example, semiconductor products transition over time to increasingly smaller line width geometries. This requires us to adapt our products and manufacturing processes to these new technologies, which requires expertise in new procedures. Our failure to successfully transition to smaller geometry process technologies could impair our competitive position. Our success will also depend on our ability to adopt and implement emerging industry standards in a timely manner and to adapt products and processes to technological changes based on these standards. For example, the SAS standard used to connect computers and servers to storage devices has advanced over the years to support faster speeds. As a result, our products in this area have a limited life span before they are superseded by products supporting faster speeds, which we must develop and market in a timely fashion. If we fail to develop new and enhanced products and technologies, if we focus on technologies that do not become widely adopted, or if new technologies that we do not support and that compete with technologies we do support become widely accepted, demand for our current and planned products may be reduced. For example, if tablet computing, which involves the use of flash memory rather than hard disks to store data, becomes significantly more popular, it could have a negative impact on demand for hard drives.

In addition, the evolution of standards for integrated circuits may be affected by factors beyond our control. For example, we design some products to conform to current specific industry standards. Our customers may not adopt or continue to follow the standards that we have chosen, which would make our products less desirable to customers, and could negatively affect sales. Also, competing standards may emerge that are preferred by our customers, which could reduce sales and require us to make significant expenditures to develop new products. To the extent that we are not able to adapt effectively and expeditiously to new standards, our business may be harmed.

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

We have defined benefit pension plans under which we are obligated to make future payments to participants. These plans are primarily for the benefit of former Agere employees. Benefit accruals under the Agere plans were frozen in 2009. At December 31, 2011, our projected benefit obligations under our pension plans exceeded the value of the assets of those plans by approximately $595.8 million. U.S. law provides that we must make contributions to the pension plans in 2012 of at least $94.4 million. We expect to be required to make additional contributions to the plans in future years. We may also choose to make additional, voluntary contributions to the plans. Depending on our cash position at the time, contributions to our pension plans could impact our operating flexibility.

We may be subject to intellectual property infringement claims and litigation, which could cause us to incur significant expenses or prevent us from selling our products.

As is typical in the semiconductor industry, we are frequently involved in disputes regarding patent and other intellectual property rights. We have in the past received, and we may in the future receive, communications from third parties asserting that our products, processes or technologies infringe on the patent or other intellectual property rights of third parties, and we may also receive claims of potential infringement if we attempt to license intellectual property to others. Intellectual property litigation, regardless of the outcome, may be costly and time consuming, and may divert the attention of management and key personnel from other business issues. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements. We may not be able to obtain royalty or license agreements on acceptable terms. Further, our products or our customers’ products may be restricted from being sold in the United States or another jurisdiction. For example, as described in Note 16 to our financial statements in Item 8, Rambus has sued us and is seeking an exclusionary order that if granted would preclude us and our customers from selling certain products in the United States. If any of our products or intellectual property infringes on valid rights held by others, our results of operations or financial position may suffer and we may have to make material changes in production processes or products.

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

Increases in the price of commodities used in the production of our products or lack of availability of these materials could negatively impact our operating results.

The price of some commodities used in the production of semiconductors has been increasing. Increases in the costs of the materials used in the production of semiconductors or lack of availability of these materials may increase our costs or reduce the amount of product we are able to sell, negatively impacting our gross margins. For example, we use gold in the production of semiconductors and the market price of gold increased significantly during 2011, adversely affecting our gross margins. We do not currently enter into hedging transactions to manage our exposure to changes in the prices of gold or other commodities, although we may choose to do so in the future.

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

Any of these factors, most of which are outside of our control, could have a negative impact on our business. For example, import/export laws may increase the restrictions on the flow of technology across country boundaries, making it more difficult and/or costly to develop products as we may not be able to easily develop products in close proximity to our customers or using an optimal labor pool.

We use indirect channels of product distribution over which we have limited control.

We sell some of our products through distributors and resellers. A deterioration in our relationships with our resellers or distributors, or a decline in their business, could harm our sales. In addition, we are seeking to increase our business through indirect channels of distribution. We may not successfully maintain or expand these indirect channels of distribution, and our failure to do so could result in the loss of sales opportunities. Furthermore, our reliance on indirect channels of distribution may reduce visibility with respect to future business opportunities, thereby making it more difficult to forecast orders.

We may engage in acquisitions and strategic alliances, which may not be successful and could harm our business and operating results.

We expect to continue to explore strategic acquisitions that build upon or expand our library of intellectual property, human capital and engineering talent, and that could increase our ability to address the needs of our customers. For example, we recently acquired SandForce, a provider of flash storage processors for enterprise and client flash solutions and SSDs. Acquisitions of high-technology companies have inherent risks. No assurance can be given that our previous acquisitions or future acquisitions will be successful and will not harm our business or operating results. For example, if we are unable to retain SandForce personnel or are unsuccessful in growing the SandForce business, we will not achieve the expected benefits of the acquisition and our financial results may be negatively impacted. In addition, we may make investments in companies, products and technologies through strategic alliances and otherwise. If these investments are not successful, our results of operations may suffer.

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

In some of our fields of operation, there are only a limited number of people in the job market who possess the requisite skills. In the past, we have experienced difficulty in identifying and hiring sufficient numbers of qualified engineers in parts of our business, as well as in retaining engineers and other qualified employees. The loss of the services of any key personnel or our inability to hire new personnel with the requisite skills could restrict our ability to develop new products or enhance existing products in a timely manner, to sell products to our customers or to manage our business effectively. In recent years, we have discontinued our efforts in some product areas and sought to streamline our operations, which has resulted in employee layoffs. These measures, or others that we may take in the future, may negatively impact our ability to recruit and retain qualified personnel.

Our operations and our suppliers’ operations are subject to natural disasters and other events outside of our control that may disrupt our business and harm our operating results.

Our operations and those of our suppliers are subject to natural disasters and other events outside of our control that may disrupt our business and harm our operating results. During 2011, Thailand experienced flooding as a result of significant rains. A supplier in Thailand has performed assembly and test functions for our products and that supplier’s facility was affected by flooding. Other technology companies also have facilities in Thailand that were affected by flooding. The flooding reduced our ability to supply products for hard disks and resulted in reduced demand for these products as some customer facilities and facilities of other suppliers to our customers were affected. We also have substantial operations in parts of California that have experienced major earthquakes and in parts of Asia that have experienced typhoons, earthquakes and various health issues. A widespread outbreak of an illness such as H1N1 flu, avian flu, or bird flu, or severe acute respiratory syndrome, or SARS, could harm our operations and those of our suppliers as well as decrease demand from customers.

If our operations or those of our suppliers are curtailed because of natural disasters or health issues, our business may be disrupted and we may need to seek alternate sources of supply for manufacturing or other services. Alternate sources may not be available, may be more expensive or may result in delays in shipments to customers, which would affect our results of operations. In addition, a curtailment of design operations could result in delays in the development of new products. If our customers’ or suppliers’ and manufacturers’ businesses are affected by natural disasters, health issues or other events outside of our control, our business and results of operations may be harmed.

Laws and regulations to which we are subject, as well as customer requirements in the area of environmental protection and social responsibility, could impose substantial costs on us and may adversely affect our business.

Our business is subject to or may be impacted by various environmental protection and social responsibility legal and customer requirements. For example, we are subject to the European Union Directive on the Restriction of the use of certain Hazardous Substances in Electrical & Electronic Equipment (RoHS) and the Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) Regulation in the European Union. Such regulations could require us to redesign our products in order to comply with their requirements and require the development and/or maintenance of compliance administration systems. Redesigned products could be more costly to manufacture or require more costly or less efficient raw materials. If we cannot develop compliant products on a timely basis or properly administer our compliance programs, our revenues could decline due to lower sales. In addition, under certain environmental laws, we could be held responsible, without regard to fault, for costs relating to any contamination at our current or past facilities and at third-party waste-disposal sites. We could also be held liable for consequences arising out of human exposure to such substances or other environmental damage.

Recently there has been increased focus on environmental protection and social responsibility initiatives. We may choose or be required to implement various standards due to the adoption of rules or regulations that result from these initiatives, such as with respect to the use of conflict minerals, which are certain minerals that originate in the Democratic Republic of the Congo or adjoining countries. Our customers may also require us to implement environmental or social responsibility procedures or standards before they will continue to do business with us or order new products from us. Our adoption of these procedures or standards could be costly, and our failure to adopt these standards or procedures could result in the loss of business or fines or other costs.

Our blank check preferred stock and Delaware law contain provisions that may inhibit potential acquisition bids, which may harm our stock price, discourage merger offers or prevent changes in our management.

Our board has the authority to issue preferred stock and to determine its rights, preferences, privileges and restrictions, including voting rights, without any further vote or action by our stockholders. If we issue any of these shares of preferred stock in the future, the rights of holders of our common stock may be negatively affected. Although we have no current plans to issue shares of preferred stock, if we were to issue preferred stock, a change of control of our company could be delayed, deferred or prevented. Furthermore, Section 203 of the Delaware General Corporation Law restricts certain business combinations with any “interested stockholder” as defined by that statute. These provisions are designed to encourage potential acquirers to negotiate with our board of directors and give our board an opportunity to consider various alternatives to increase stockholder value. These provisions are also intended to discourage certain tactics that may be used in proxy contests. However, the potential issuance of preferred stock or the restrictions in Section 203 of the Delaware General Corporation Law could discourage potential acquisition proposals and could delay or prevent a change in control, which may adversely affect the market price of our stock. These provisions may also have the effect of preventing changes in our management or board of directors.

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

We lease office space in two buildings in Milpitas, California for our corporate headquarters, administration and engineering offices. We also own a 600,000 square foot office complex in Allentown, Pennsylvania that we use for administration and engineering offices. We have leased out approximately 81,500 square feet of space in that facility to tenants.

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

This information is included in Note 16 (“Commitments, Contingencies and Legal Matters — Legal Matters”) to our financial statements in Item 8 and is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of LSI

Set forth below is information about our executive officers as of the date of filing of this Form 10-K.

Name	Age	Position
Abhijit Y. Talwalkar	47	President and Chief Executive Officer
Bryon Look	58	Executive Vice President, Chief Financial Officer and Chief Administrative Officer
Jean F. Rankin	53	Executive Vice President, General Counsel and Secretary
D. Jeffrey Richardson	47	Executive Vice President and Chief Operating Officer
Gautam Srivastava	39	Senior Vice President, Corporate Marketing and Human Resources

Mr. Talwalkar has been our President and Chief Executive Officer and a member of our Board of Directors since May 2005. Prior to joining LSI, Mr. Talwalkar was employed by Intel Corporation, a microprocessor manufacturer, from 1993 until 2005. At Intel, he held a number of management positions, including senior positions from 1995 to 2005. Mr. Talwalkar has served as a member of the board of directors of LAM Research Corporation since February 2011.

Mr. Look has been Executive Vice President, Chief Financial Officer and Chief Administrative Officer of LSI since January 2009. From November 2000 through January 2009, he served as our Executive Vice President and Chief Financial Officer. Between March 1997 and November 2000, he was our Vice President, Corporate Development and Strategic Planning. Prior to joining LSI, he was manager of business development in Hewlett-Packard’s corporate development department. During a 21-year career at Hewlett-Packard, Mr. Look held a variety of management positions in finance and research and development.

Ms. Rankin has been our Executive Vice President, General Counsel and Secretary since April 2007. Ms. Rankin joined LSI in 2007, following our acquisition of Agere Systems, a semiconductor company. At Agere, she had been Executive Vice President, General Counsel and Secretary since 2000. Ms. Rankin has served as a member of the board of directors of InterDigital, Inc. since June 2010.

Mr. Richardson has been Executive Vice President and Chief Operating Officer of LSI since April 2011. He was previously the leader of our Semiconductor Solutions Group from January 2009 to April 2011. From April 2007 through January 2009, he led our Network and Storage Products Group, which included our Networking, Custom and Storage Interfaces semiconductor businesses. From September 2005 through April 2007, he was the leader of our Custom Solutions Group, and from June 2005 through September 2005, he led our Corporate Strategy function. From 1992 through June 2005, he held a variety of management positions at Intel, including senior positions from 1999 to 2005. Mr. Richardson has served as a member of the board of directors of Volterra Semiconductor Corporation since April 2011.

Mr. Srivastava has served as Senior Vice President, Corporate Marketing and Human Resources of LSI since May 2011. From July 2009 through May 2011, he was our Senior Vice President, Human Resources. Prior to joining LSI, Mr. Srivastava was employed by Advanced Micro Devices, a semiconductor design company, most recently as Vice President, Sales and Marketing and Managing Director, Middle East, Africa and Pakistan from 2006 to 2008. From 2005 to 2006, Mr. Srivastava was Vice President, Sales and Marketing and Chief of Staff to the Chief Sales and Marketing Officer at AMD. Prior to that, he served as AMD’s Vice President, Compensation and Benefits. Prior to AMD, Mr. Srivastava held various roles in management consulting and at technology startups.

Officers are not elected for a fixed term of office but serve at the pleasure of the Board of Directors. There are no family relationships among the executive officers and directors of LSI.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our stock trades on the New York Stock Exchange under the symbol “LSI.” In June 2011, our Chief Executive Officer submitted to the Exchange an annual certification stating that he was not aware of any violations of the Exchange’s corporate governance listing standards.

The table below shows the high and low sales prices for our common stock for each quarter during our last two full fiscal years, as reported in the consolidated transaction reporting system.

	2011		2010
	High	Low	High	Low
First Quarter	$7.05	$5.71	$6.73	$4.88
Second Quarter	$7.74	$6.28	$6.72	$4.42
Third Quarter	$7.59	$5.17	$5.14	$3.89
Fourth Quarter	$6.41	$4.75	$6.13	$4.41

We did not pay cash dividends on our common stock in 2011 or 2010.

At February 22, 2012, there were 306,824 holders of record of our common stock. We have a greater number of beneficial owners of our stock who own their shares through brokerage firms and other nominees.

Issuer Purchases of Equity Securities

The following table contains information about our repurchases of our common stock during the quarter ended December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 3 — November 2, 2011	—	$—	—	$278,213,291
November 3 — December 2, 2011	2,049,877	$5.37	2,049,877	$267,213,711
December 3 — December 31, 2011	2,834,197	$5.65	2,834,197	$251,213,843

Total	4,884,074	$5.53	4,884,074

On March 9, 2011, our Board of Directors authorized the repurchase of up to $750.0 million of our common stock. The repurchases reported in the table above were made pursuant to this authorization.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on our common stock to that of the S&P 500 Index and the S&P 500 Semiconductors Index. The graph assumes that a $100 investment was made in our common stock and each of the indices at December 31, 2006, and that dividends, if any, were reinvested in all cases. The stock price performance shown on the graph is not necessarily indicative of future price performance.

	Dec 31, 2006	Dec 31, 2007	Dec 31, 2008	Dec 31, 2009	Dec 31, 2010	Dec 31, 2011
LSI Corporation	$100	$59.00	$36.56	$66.78	$66.56	$66.11
S&P 500 Index	$100	$105.49	$66.46	$84.05	$96.71	$98.76
S&P 500 Semiconductors Index	$100	$111.98	$60.76	$97.81	$108.77	$111.21

Item 6.	Selected Financial Data

Five-Year Consolidated Summary

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Revenues	$2,043,958	$1,869,654	$1,576,381	$1,908,317	$1,893,537
Cost of revenues	1,081,494	989,009	942,323	1,121,713	1,236,197

Gross profit	962,464	880,645	634,058	786,604	657,340
Research and development	575,988	562,991	508,657	563,292	554,070
Selling, general and administrative	295,439	279,126	256,908	325,035	307,843
Restructuring of operations and other items, net	23,719	9,201	36,458	43,662	147,548
Goodwill and identified intangible asset impairment charges	—	—	—	541,586	2,021,463
Acquired in-process research and development	—	—	—	—	188,872

Income/(loss) from operations	67,318	29,327	(167,965)	(686,971)	(2,562,456)
Interest expense	—	(5,601)	(21,931)	(34,943)	(31,020)
Interest income and other, net	26,472	13,848	20,272	36,110	46,758

Income/(loss) from continuing operations before income taxes	93,790	37,574	(169,624)	(685,804)	(2,546,718)
Provision for/(benefit from) income taxes	3,778	3,170	(109,321)	(14,134)	(25,529)

Income/(loss) from continuing operations	90,012	34,404	(60,303)	(671,670)	(2,521,189)
Income from discontinued operations (including a gain on disposal of $260,066 in 2011), net of tax	241,479	5,568	12,584	49,417	34,370

Net income/(loss)	$331,491	$39,972	$(47,719)	$(622,253)	$(2,486,819)

Basic income/(loss) per share:
Income/(loss) from continuing operations	$0.15	$0.05	$(0.09)	$(1.04)	$(3.92)

Income from discontinued operations	$0.42	$0.01	$0.02	$0.08	$0.05

Net income/(loss)	$0.57	$0.06	$(0.07)	$(0.96)	$(3.87)

Diluted income/(loss) per share:
Income/(loss) from continuing operations	$0.15	$0.05	$(0.09)	$(1.04)	$(3.92)

Income from discontinued operations	$0.40	$0.01	$0.02	$0.08	$0.05

Net income/(loss)	$0.55	$0.06	$(0.07)	$(0.96)	$(3.87)

Year-end status:
Total assets	$2,232,048	$2,424,912	$2,967,930	$3,344,194	$4,396,390
Long-term obligations	$712,237	$622,782	$652,441	$1,105,739	$1,148,689
Stockholders’ equity	$1,058,940	$1,317,502	$1,461,104	$1,440,922	$2,484,996

On April 2, 2007, we acquired Agere Systems Inc. through the merger of Agere and a subsidiary of ours. The merger was accounted for as a purchase. Accordingly, the results of operations of Agere and the estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements from April 2, 2007.

The 2009 benefit from income taxes includes an $81.0 million tax benefit resulting from settlements of tax audits in foreign jurisdictions.

On May 6, 2011, we completed the sale of our external storage systems business to NetApp, Inc., for $480.0 million in cash. We have reflected the external storage systems business as discontinued operations in our consolidated statements of operations and, as such, the results of that business have been excluded from all line items other than “income from discontinued operations” for all periods presented.

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

OVERVIEW

We design, develop and market complex, high-performance storage and networking semiconductors. We offer a broad portfolio of capabilities including custom and standard product integrated circuits that are used in hard disk drives, solid state drives, high-speed communications systems, computer servers, storage systems and personal computers. We deliver our products to our customers as stand-alone integrated circuits as well as incorporated onto circuit boards that offer additional functionality. We also license other entities to use our intellectual property.

Our products are sold primarily to original equipment manufacturer, or OEM, companies, in the server, storage and networking industries. We also sell our products through a network of resellers and distributors.

On May 6, 2011, we completed the sale of our external storage systems business to NetApp, Inc., or NetApp, for $480.0 million in cash. That business sold external storage systems, primarily to OEMs, who resold these products to end customers under their own brand name. We have reflected the external storage systems business as discontinued operations in our consolidated statements of operations and, as such, the results of that business have been excluded from all line items other than “income from discontinued operations” for all periods presented. We believe that, as a result of this sale, we are seeing increasing interest in our products from other external storage systems OEMs who previously were reluctant to buy our products because they viewed us as a competitor.

We derive the majority of our revenue from sales of products for the hard disk drive, server and networking equipment end markets. We believe that these markets offer us attractive opportunities because of the growing demand to create, store, manage and move digital content. We believe that this growth is occurring as a result of a number of trends, including:

•

The increasing popularity of mobile devices, such as smart phones and media tablets, and the increasing use of the internet for streaming media, such as videos and music, which together are driving the need for more network capacity;

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

In 2011, we reported net income of $331.5 million, or $0.55 per diluted share, compared to net income of $40.0 million, or $0.06 per diluted share, in 2010. Net income for 2011 included a $260.1 million gain on the sale of our external storage systems business.

On March 9, 2011, our Board of Directors authorized a stock repurchase program of up to $750.0 million of our common stock. Through December 31, 2011, we had repurchased 72.4 million shares for $498.8 million under this program.

We ended 2011 with cash and cash equivalents, together with short-term investments, of $935.5 million, an improvement from $676.7 million at the end of 2010, primarily attributable to cash we received from the sale of our external storage systems business.

In 2011, Thailand experienced significant flooding, which adversely affected the operations of various technology companies, particularly those involved in the hard disk drive industry. We have a supplier in Thailand that performs assembly and test functions for our semiconductor products and that supplier’s facility was affected by flooding. As a result of the flooding, our ability to supply system-on-a-chip and pre-amplifier products to hard disk drive customers, as well as the operations of some hard disk drive customers and their other suppliers, were constrained in the fourth quarter of 2011. We currently believe that we can meet anticipated demand for our products. However, the hard disk drive industry may take several quarters to fully recover from the impact of the flooding.

On January 3, 2012, we completed the acquisition of SandForce, Inc., or SandForce, for total consideration of approximately $346.1 million, net of cash acquired. SandForce is a provider of flash storage processors for enterprise and client flash solutions and solid state drives. This acquisition is expected to enhance LSI’s position in storage technology solutions.

The price of some commodities used in the production of semiconductors increased in 2011, adversely affecting our gross margins. For example, we use gold in the production of semiconductors and the market price of gold increased significantly during 2011. We do not currently enter into hedging transactions to manage our exposure to changes in the prices of gold or other commodities, although we may choose to do so in the future. Further increases in commodity costs may also have an adverse impact on our gross margins.

As we look forward into 2012, we are focused on a number of key objectives, including:

•	Successfully completing the integration of SandForce into our business;

•	Carefully managing our production and inventory of semiconductors for hard disk drives as that industry recovers from the flooding in Thailand;

•	Successfully delivering products to customers to support share gains and new product ramps we anticipate;

•	Improving our gross margins and controlling operating expenses to drive improved financial performance;

•	Meeting or exceeding our development, product quality and delivery commitments to our customers;

•	Identifying attractive opportunities for future products, particularly in areas that are adjacent to technologies where we have strong capabilities;

•	Developing leading-edge new technologies; and

•	Developing the skills of our workforce.

RESULTS OF OPERATIONS

Revenues

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Revenues	$2,044.0	$1,869.7	$1,576.4

Revenues increased by $174.3 million, or 9.3%, in 2011 as compared to 2010. The increase was primarily attributable to increased unit sales of semiconductors used in storage product applications to existing customers and higher revenues from the licensing of our intellectual property. These increases were offset in part by a decrease in unit sales of semiconductors used in networking product applications.

Revenues increased by $293.3 million, or 18.6%, in 2010 as compared to 2009. The increase was primarily attributable to an increase in unit sales of semiconductors used in networking and storage product applications. To a lesser extent, the increase in revenues also reflected higher revenues from the licensing of our intellectual property.

Revenues by Geography

The following table summarizes our revenues by geography based on the ordering location of our customer. Because we sell our products primarily to other sellers of technology products and not to end users, the information in the table below may not accurately reflect geographic end-user demand for our products.

	Year Ended December 31,
	2011	2010	2009
	(In millions)
North America*	$520.2	$431.2	$305.6
Asia	1,323.5	1,223.1	1,125.8
Europe and the Middle East	200.3	215.4	145.0

Total	$2,044.0	$1,869.7	$1,576.4

*	Primarily the United States.

Revenues in North America increased by $89.0 million, or 20.6%, in 2011 as compared to 2010. The increase was primarily attributable to increased unit sales of semiconductors used in storage product applications, and higher revenues from the licensing of our intellectual property. Revenues in Asia increased by $100.4 million, or 8.2%, in 2011 as compared to 2010. The increase was primarily attributable to increased unit sales of semiconductors used in storage product applications, partially offset by a decrease in unit sales of semiconductors used in networking product applications. Revenues in Europe and the Middle East decreased by $15.1 million, or 7.0%, in 2011 as compared to 2010. The decrease was primarily attributable to decreased unit sales of semiconductors used in storage product applications.

Revenues in North America increased by $125.6 million, or 41.1%, in 2010 as compared to 2009. The increase was primarily attributable to increased unit sales of semiconductors used in storage product applications and higher revenues from the licensing of our intellectual property. Revenues in Asia increased by $97.3 million, or 8.6%, in 2010 as compared to 2009. The increase in Asia was primarily attributable to increased unit sales of semiconductors used in storage and networking product applications. Revenues in Europe and the Middle East increased by $70.4 million, or 48.6%, in 2010 as compared to 2009. The increase was primarily attributable to increased unit sales of semiconductors used in storage and networking product applications.

Significant Customers:

The following table provides information about sales to Seagate Technology, which was our only customer that accounted for 10% or more of our consolidated revenues:

	Year Ended December 31,
	2011	2010	2009
Percentage of consolidated revenues	25%	19%	22%

Revenues by Product Groups

The following table presents our revenues by product groups:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Storage products	$1,487.1	$1,302.1	$1,133.2
Networking products	453.7	473.3	384.8
Other	103.2	94.3	58.4

Total	$2,044.0	$1,869.7	$1,576.4

Revenues from storage products increased by $185.0 million, or 14.2%, in 2011 as compared to 2010, and by $168.9 million, or 14.9%, in 2010 as compared to 2009. The increases in both periods were primarily attributable to increased unit demand for semiconductors used in hard disk drives, server RAID adapters and storage area network applications.

Revenues from networking products decreased by $19.6 million, or 4.1%, in 2011 as compared to 2010. The decrease was primarily due to a decrease in unit sales of semiconductors used in networking product applications. Revenues from networking products increased by $88.5 million, or 23.0%, in 2010 as compared to 2009. The increase was primarily attributable to an increase in unit sales of semiconductors used in networking product applications.

Other revenues consist primarily of the licensing of our intellectual property. The increase of $8.9 million, or 9.4%, in 2011 as compared to 2010 and the increase of $35.9 million, or 61.5%, in 2010 as compared to 2009 were primarily due to increased licensing activity and intellectual property rights settlements.

Gross Profit Margin

	Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Gross profit	$962.5	$880.6	$634.1
Percentage of revenues	47.1%	47.1%	40.2%

Gross profit as a percentage of revenues remained flat in 2011 as compared to 2010. Decreased amortization of intangible assets benefited our gross margin in 2011, which was offset by higher costs of commodities used in our products, a one-time inventory charge of $7.5 million as a result of the flooding in Thailand, an unfavorable shift in product mix, and the absence of a gross margin benefit recognized in 2010 upon termination of a contract associated with our former Mobility Products Group.

Gross profit as a percentage of revenues increased to 47.1% in 2010 from 40.2% in 2009. The increase was primarily due to a favorable shift in product mix as a result of increased revenues from our higher margin intellectual property licensing, a decrease in intangible asset amortization and more favorable unit costs driven by higher volumes. The increase was also attributable to a benefit recognized upon termination of a contract associated with our former Mobility Products Group and the absence of a charge incurred in 2009 related to inventories acquired as part of the 3ware RAID storage adapter business acquisition.

Research and Development

	Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Research and development	$576.0	$563.0	$508.7
Percentage of revenues	28.2%	30.1%	32.3%

R&D expenses consist primarily of employee salaries, contractor expenses and materials used in product development, costs related to third-party design tools and materials used in the design of custom silicon and standard products, as well as depreciation of capital equipment and facilities-related expenditures. In addition to the significant resources required to support hardware technology transitions, we devote significant resources to developing and enhancing software features and functionality to remain competitive.

R&D expense increased by $13.0 million, or 2.3%, in 2011 as compared to 2010. The increase was primarily attributable to higher compensation-related expenses and facility costs as a result of headcount additions and increased material costs for R&D projects, offset in part by lower costs for shared development engineering projects due to higher contributions from customers associated with existing R&D projects. As a percent of revenues, R&D expense declined from 30.1% in 2010 to 28.2% in 2011 as a result of higher revenues in 2011 as compared to 2010.

R&D expense increased by $54.3 million, or 10.7%, in 2010 as compared to 2009. The increase was primarily due to the restoration in 2010 of certain employee compensation-related expenses that we reduced in

2009. The increase was also attributable to increased compensation-related expenses and facility costs as a result of headcount additions in China and India in 2010 and higher headcount from the acquisition of the 3ware RAID storage adapter business in April 2009. As a percent of revenues, R&D expense declined from 32.3% in 2009 to 30.1% in 2010 as a result of higher revenues in 2010 as compared to 2009.

Selling, General and Administrative

	Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Selling, general and administrative	$295.4	$279.1	$256.9
Percentage of revenues	14.5%	14.9%	16.3%

SG&A expense increased by $16.3 million, or 5.8%, in 2011 as compared to 2010. The increase was primarily due to increases in litigation costs and higher sales and marketing expenses, including higher compensation-related expenses as a result of headcount additions, to support increased revenues and design activity. These increases were partially offset by lower stock-based compensation and decreases in general and administrative expenses as a result of our continuing focus on control of expenses. As a percent of revenues, SG&A expense declined from 14.9% in 2010 to 14.5% in 2011 as a result of higher revenues in 2011 as compared to 2010.

SG&A expense increased by $22.2 million, or 8.6%, in 2010 as compared to 2009. The increase was primarily due to the restoration in 2010 of compensation-related expenses that were reduced in 2009, an increase in sales commissions and other sales-related expenditures as a result of increased design wins and revenues in 2010, and higher compensation-related expenditures associated with the acquisition of the 3ware RAID storage adapter business in April 2009. The increase was offset in part by reductions in spending as a result of maintaining tighter expense controls. As a percent of revenues, SG&A expense declined from 16.3% in 2009 to 14.9% in 2010 as a result of higher revenues in 2010 as compared to 2009.

Restructuring of Operations and Other Items, net

In 2011, 2010 and 2009, we initiated restructuring plans designed to focus on targeted end markets and to improve operational efficiency and financial results. These plans primarily involved the termination of employees and consolidation of facilities. The restructuring charges recorded in conjunction with these plans primarily represented severance and costs related to the continuation of certain employee benefits, exit costs for facility consolidations and closures, contract termination costs, research and development program cancellations and asset impairment charges.

The following table summarizes items included in restructuring of operations and other items, net from continuing operations:

	Year Ended December 31,
	2011		2010		2009
	(In millions)
Lease and contract terminations	$6.2	(a)	$3.7	(a)	$19.5	(a)
Employee severance and benefits	11.3		8.2		10.1
Other exit costs, net	(1.0	)(b)	—		0.6

Total restructuring expenses	16.5		11.9		30.2
Asset impairment	4.9	(c)	—		—
Other items	2.3	(d)	(2.7	)(e)	6.3	(f)

Total restructuring of operations and other items, net	$23.7		$9.2		$36.5

(a)	Includes changes in estimates and changes in time value associated with facility lease exit costs accrued in previous years.

(b)	Includes a $6.4 million gain on the sale of land in Gresham, Oregon, substantially offset by a $5.5 million write-off of intellectual property in connection with the restructuring actions.

(c)	Includes a $4.5 million intellectual property write-off due to a customer program cancellation.

(d)	Primarily consists of $12.2 million of costs associated with the transition service agreements entered into in connection with the sale of our external storage systems business, $3.4 million of litigation costs and a $2.2 million loss on the disposition of fixed assets, substantially offset by a $15.5 million sales and use tax related liability reversal as a result of concluding various audits.

(e)	Primarily consists of a $4.4 million reversal of previously accrued litigation costs as a result of a court ruling in our favor, offset in part by $1.6 million of catch-up depreciation for land improvements resulting from the reclassification of land in Gresham, Oregon from held for sale to held and used in the fourth quarter of 2010.

(f)	Primarily relates to litigation.

Interest Expense, Interest Income and Other, net

The following table summarizes interest expense and components of interest income and other, net:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Interest expense	$—	$(5.6)	$(21.9)
Interest income	11.1	13.7	20.6
Other income/(expense), net	15.4	0.1	(0.3)

Total	$26.5	$8.2	$(1.6)

Interest expense decreased by $5.6 million in 2011 as compared to 2010 as a result of the repayment of our 4% Convertible Subordinated Notes in May 2010. Interest expense decreased by $16.3 million in 2010 as compared to 2009 as a result of the redemption of our 6.5% Convertible Subordinated Notes in June 2009 and the repayment of our 4% Convertible Subordinated Notes in May 2010.

Interest income decreased by $2.6 million in 2011 as compared to 2010 primarily as a result of lower interest rates in 2011 compared to 2010. Interest income decreased by $6.9 million in 2010 as compared to 2009 primarily as a result of lower cash balances and lower interest rates during 2010 compared to 2009.

Other income, net, in 2011 primarily included $13.6 million of income for services provided under the transition service agreements entered into in connection with the sale of the external storage systems business.

Provision for/(Benefit from) Income Taxes

During 2011, we recorded an income tax provision of $3.8 million, which represents an effective tax rate of approximately 4% on the income before income taxes of $93.8 million. This rate differs from the U.S. statutory rate primarily due to the benefit realized from deferred tax assets not previously recognized in the U.S. and lower tax rates in foreign jurisdictions, which is partially offset by certain foreign earnings taxed in the U.S. In addition, the income in discontinued operations results in an intraperiod allocation of tax benefit of $11.7 million relating to a current-year loss in the domestic continuing operations. The income tax provision in 2011 included $24.2 million of additional accrual for uncertain tax positions, offset by a reversal of $18.1 million in liabilities for uncertain tax positions, which included interest and penalties as a result of the expiration of statutes of limitations in multiple jurisdictions.

During 2010, we recorded an income tax provision of $3.2 million, which represents an effective tax rate of approximately 9% on the income before income taxes of $37.6 million. This rate differs from the U.S. statutory rate primarily due to lower tax rates in foreign jurisdictions offset by certain foreign earnings taxed in the U.S. and an increase in valuation allowance against the U.S. deferred tax assets. The income tax provision in 2010 included $14.1 million of additional accrual for uncertain tax positions, offset by a reversal of $31.8 million in liabilities for uncertain tax positions, which included interest and penalties as a result of the expiration of statutes of limitations in multiple jurisdictions.

During 2009, we recorded an income tax benefit of $109.3 million, which represents an effective tax rate of approximately 64% on the loss before income taxes of $169.6 million. This rate differs from the U.S. statutory rate primarily due to certain foreign earnings taxed in the U.S. and an increase in valuation allowance against the U.S. deferred tax assets. In addition, the income tax benefit in 2009 was primarily a result of a net reversal of $111.7 million in liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $88.3 million and interest and penalties of $23.4 million, as a result of a settlement of a multi-year audit in a foreign jurisdiction, the expiration of various statutes of limitations and re-measurements of uncertain tax positions taken in prior periods based on new information. Lastly, the income in discontinued operations and other comprehensive income enable the realization of a tax benefit of $27.6 million relating to the 2009 loss in the domestic continuing operations.

With the exception of certain foreign jurisdictions, we believe it is not more likely than not that the future benefit of deferred tax assets will be realized.

Discontinued Operations

Following is selected financial information included in income from discontinued operations:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Revenues	$210.6	$700.4	$642.8

(Loss)/income before income taxes and gain on disposal	$(27.6)	$7.8	$38.8
Gain on disposal of external storage systems business	260.1	—	—
(Benefit from)/provision for income taxes	(9.0)	2.2	26.2

Income from discontinued operations	$241.5	$5.6	$12.6

During the years ended December 31, 2011 and 2010, we recorded write-downs of $23.0 million and $44.1 million, respectively, of assets relating to the external storage systems business. The 2011 write-downs primarily consisted of $10.5 million of identified intangible assets, including $9.0 million of current technology, $0.7 million of customer base and $0.8 million of in-process research and development. The 2011 write-downs also included $7.8 million of capitalized software and $3.7 million of inventories and fixed assets. The 2010 write-downs primarily consisted of $25.4 million of capitalized software and $17.1 million of identified intangible assets, including $16.8 million of current technology and $0.3 million of trade names. Further, we released $21.0 million of deferred tax liabilities related to tax deductible goodwill in connection with the sale of the external storage systems business in 2011, which is included in the benefit from income taxes of $9.0 million.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

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

Cash, cash equivalents and short-term investments increased to $935.5 million as of December 31, 2011 from $676.7 million as of December 31, 2010. The increase was mainly due to proceeds from the sale of our external storage systems business and cash inflows generated from operating activities, offset in part by cash outflows for financing and other investing activities, as described below. On January 3, 2012, we used $319.2 million of cash in connection with the acquisition of SandForce.

Working Capital

Working capital increased by $182.6 million to $961.8 million as of December 31, 2011 from $779.2 million as of December 31, 2010. The increase was primarily attributable to the following:

•

Cash, cash equivalents and short-term investments increased by $258.8 million primarily due to net cash provided by operating activities of $246.8 million and $475.2 million of net proceeds from the sale of our external storage systems business, offset in part by the use of $498.8 million to repurchase our common stock;

•

Accrued salaries, wages and benefits decreased by $19.4 million primarily as a result of the sale of our external storage systems business and the timing of payments for salaries, benefits and performance-based compensation; and

•	Other accrued liabilities decreased by $5.6 million as a result of the sale of our external storage systems business.

These increases in working capital were offset in part by the following:

•	Accounts receivable decreased by $80.1 million primarily as a result of the sale of our external storage systems business;

•

Prepaid expenses and other current assets decreased by $13.1 million primarily due to the maturity of notes receivable associated with the sale of our Thailand assembly and test operations in 2007; and

•

Inventories decreased by $6.7 million primarily due to the sale of our external storage systems business and the write-down of inventories damaged as a result of the flooding in Thailand, offset by higher inventory to support product demand.

Working capital increased by $48.1 million to $779.2 million as of December 31, 2010 from $731.1 million as of December 31, 2009. The increase was attributable to the following:

•	Current portion of long-term debt decreased by $350.0 million as a result of the repayment of our 4% Convertible Subordinated Notes upon their maturity in May 2010;

•	Accounts payable decreased by $39.1 million primarily due to the normal timing of invoice receipts and payments;

•	Other accrued liabilities decreased by $29.7 million as a result of the utilization of restructuring reserves, payments of taxes and decreases in other accruals related to our operations; and

•	Inventories increased by $17.4 million as December 31, 2009 inventories were held at reduced levels due to expected declines in product demand associated with the overall economic downturn.

These increases in working capital were offset in part by the following:

•

Cash, cash equivalents and short-term investments decreased by $285.4 million primarily due to the use of $350.0 million to repay our outstanding 4% Convertible Subordinated Notes upon their maturity in May 2010, the use of $249.9 million to repurchase our common stock and $60.1 million net cash used in investing activities, offset in part by net cash provided by operating activities of $367.2 million;

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

Cash Provided by Operating Activities

During the year ended December 31, 2011, we generated $246.8 million of cash from operating activities as a result of the following:

•

Net income adjusted for non-cash items, primarily a $260.1 million gain on the sale of our external storage systems business and $189.2 million of depreciation and amortization. The non-cash items and other non-operating adjustments are quantified in our consolidated statements of cash flows included in Item 8;

•	Offset in part by a net decrease of $68.3 million in assets and liabilities, including changes in working capital components, from December 31, 2010 to December 31, 2011, as discussed above.

During the year ended December 31, 2010, we generated $367.2 million of cash from operating activities, representing a significant improvement over $204.5 million of cash from operating activities in 2009. This increase was a result of the following:

•

Net income adjusted for non-cash items, including $266.7 million of depreciation and amortization, $66.4 million of stock-based compensation expense and $45.7 million of non-cash restructuring of operations and other items, net. The non-cash items and other non-operating adjustments are quantified in our consolidated statements of cash flows included in Item 8;

•	Offset in part by a net decrease of $66.2 million in assets and liabilities, including changes in working capital components, from December 31, 2009 to December 31, 2010, as discussed above.

During the year ended December 31, 2009, we generated $204.5 million of cash from operating activities as a result of the following:

•

Net loss adjusted for non-cash items, including $268.2 million of depreciation and amortization and $64.0 million of stock-based compensation expense. The non-cash items and other non-operating adjustments are quantified in our consolidated statements of cash flows included in Item 8;

•	Offset in part by a net decrease of $86.2 million in assets and liabilities, including changes in working capital components from December 31, 2008 to December 31, 2009.

Cash Provided by/(Used in) Investing Activities

Cash provided by investing activities for the year ended December 31, 2011 was $430.3 million. The investing activities during 2011 were the following:

•	Proceeds from the sale of our external storage systems business, net of transaction fees, of $475.2 million;

•	Purchases of property and equipment, net of proceeds from sales, totaling $37.4 million;

•	Purchases of available-for-sale debt securities and other investments, net of proceeds from maturities and sales of $17.5 million; and

•	Proceeds of $10.0 million from the maturity of notes receivable associated with the sale of our Thailand assembly and test operations in 2007.

Cash used in investing activities for the year ended December 31, 2010 was $60.1 million. The investing activities during 2010 were the following:

•	Purchases of property and equipment, net of proceeds from sales, totaling $91.5 million;

•	Proceeds from maturities and sales of available-for-sale debt and other investments, net of purchases, of $21.4 million; and

•	Proceeds of $10.0 million from the maturity of notes receivable associated with the sale of our Thailand assembly and test operations in 2007.

Cash used in investing activities for the year ended December 31, 2009 was $34.1 million. The investing activities during 2009 were the following:

•	Purchases of property and equipment, net of sales, totaling $87.2 million;

•	Proceeds from maturities and sales of available-for-sale debt securities and other investments, net of purchases, of $76.6 million;

•	Acquisition of businesses and companies, net of cash acquired, of $47.0 million;

•	A decrease in non-current assets and deposits of $13.5 million; and

•	Proceeds of $10.0 million from the maturity of notes receivable associated with the sale of our Thailand assembly and test operations in 2007.

We expect capital expenditures to be approximately $65 million in 2012. In recent years, we have reduced our level of capital expenditures as a result of our focus on establishing strategic supplier alliances with foundry semiconductor manufacturers and with third-party assembly and test operations, which enables us to have access to advanced manufacturing capacity while reducing our capital spending requirements.

Cash Used in Financing Activities

Cash used in financing activities for the year ended December 31, 2011 was $417.7 million. The financing activities during 2011 were the use of $498.8 million to repurchase our common stock, offset in part by proceeds of $81.0 million from issuances of common stock under our employee stock plans. On March 9, 2011, our Board of Directors authorized a stock repurchase program of up to $750.0 million of our common stock. As of December 31, 2011, $251.2 million remained available under this stock repurchase program.

Cash used in financing activities for the year ended December 31, 2010 was $559.1 million. The financing activities during 2010 were the use of $350 million to repay our outstanding 4% Convertible Subordinated Notes upon their maturity in May 2010 and the use of $249.9 million to repurchase our common stock, which effectively completed the $250 million share repurchase program that was authorized by our Board of Directors on March 17, 2010, offset in part by the proceeds of $40.9 million from issuances of common stock under our employee stock plans.

Cash used in financing activities for the year ended December 31, 2009 was $225.3 million. The financing activities during 2009 were the use of $244.0 million to redeem our 6.5% Convertible Subordinated Notes, offset in part by the proceeds from issuances of common stock under our employee stock plans.

We do not currently pay any cash dividends to our stockholders.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2011:

	Payments Due by Period
	Less Than 1 Year		1-3 Years	4-5 Years	After 5 Years	Other		Total
	(In millions)
Operating lease obligations	$43.8		$46.4	$6.8	$1.4	$—		$98.4
Purchase commitments	412.0		42.0	13.6	—	—		467.6
Pension contributions	94.4		*	*	*	*		94.4
Uncertain tax positions	—		—	—	—	91.8	**	91.8
Agreement to acquire SandForce	319.2	***	—	—	—	—		319.2

Total	$869.4		$88.4	$20.4	$1.4	$91.8		$1,071.4

*	We have pension plans covering substantially all former Agere U.S. employees, excluding management employees hired after June 30, 2003. We also have pension plans covering certain international employees. Although additional future contributions will be required, the amount and timing of these contributions will be affected by actuarial assumptions, the actual rate of return on plan assets, the level of market interest rates, and the amount of voluntary contributions to the plans. The amount shown in the table represents our planned contributions to our pension plans within a year. Because any contributions for 2013 and later will depend on the value of the plan assets in the future and thus are uncertain, we have not included any amounts for 2013 and beyond in the above table. As of December 31, 2011, our projected pension benefit obligation exceeded the fair value of our plan assets by $595.8 million. See Note 7 to our consolidated financial statements in Item 8.

**	This amount represents the non-current tax payable obligation. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.

***	On January 3, 2012, we completed the acquisition of SandForce.

Operating Lease Obligations

We lease real estate and certain non-manufacturing equipment under non-cancelable operating leases. We also include non-cancelable obligations under certain software licensing arrangement in this category.

Purchase Commitments

We maintain purchase commitments with certain suppliers, primarily for raw materials and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time horizon as mutually agreed upon between the parties. This forecasted time horizon can vary for different suppliers.

Uncertain Tax Positions

As of December 31, 2011, we had $171.0 million of unrecognized tax benefits, for which we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, we estimate that the unrecognized tax benefits, plus accrued interest and penalties, could decrease by up to $17.7 million.

Standby Letters of Credit

As of December 31, 2011 and 2010, we had outstanding obligations relating to standby letters of credit of $3.5 million and $3.9 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, customs and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amounts. The standby letters of credit generally renew annually.

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial condition and results of operations is based on the consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States of America. Note 2 to those financial statements describes our significant accounting policies. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures.

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

Stock Options:

The fair value of each option grant is estimated as of the date of grant using a reduced-form calibrated binomial lattice model, or the lattice model. The lattice model requires the use of historical data for employee exercise behavior and the use of assumptions, including expected life, risk-free interest rate and expected stock price volatility over the term of our employee stock options. The expected life of employee stock options is affected by all of the underlying assumptions and calibration of our model. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities appropriate for the term of our employee stock options; however, this may not accurately reflect future interest rates.

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

Restricted Stock Units:

The cost of service-based and performance-based restricted stock units is determined using the fair value of our common stock on the date of grant after considering estimated forfeitures.

For performance-based restricted stock unit awards, we also consider the probability that those restricted stock units will vest. The vesting of performance-based restricted stock unit awards is contingent upon us meeting specified performance criteria and requires that the employee remain employed for a specified period of time.

Employee Stock Purchase Plan:

Compensation expense for our employee stock purchase plan is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. This model requires the use of historical data for employee exercise behavior and the use of assumptions, including expected life, risk-free interest rate and expected stock price volatility. As such, it is subject to similar risks to those relating to stock options.

Inventory Valuation Methodology

Inventories are valued at the lower of cost or market using the first-in, first-out, or FIFO, method. We write down our inventories for estimated obsolescence based upon assumptions about future demand and market conditions. Inventory impairment charges create a new cost basis for inventory.

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

Valuation of Long-Lived Assets, Intangible Assets and Goodwill

We have historically pursued the acquisition of businesses, which has resulted in the accumulation of a significant amount of goodwill and intangible assets. We assess the impairment of long-lived assets and identified intangible assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We assess the impairment of goodwill annually or sooner if events or changes in circumstances indicate that the carrying value may not be recoverable. When we determine that there is an indicator that the carrying value of long-lived assets, identified intangibles or related goodwill may not be recoverable, we measure impairment based on estimates of future cash flows. Impairment of goodwill, if any, is measured based on an implied fair value model that determines the carrying value of goodwill.

To evaluate the recoverability of goodwill, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount. Our qualitative assessment of the recoverability of goodwill, whether performed annually or based on specific events or circumstances, considers various macroeconomic, industry-specific and company-specific factors. Those factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization below our net book value. After assessing the totality of events and circumstances, if we determine that it is not more likely than not that the fair value of any of our reporting units is less than its carrying amount, no further assessment is performed. If we determine that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount, we calculate the fair value of that reporting unit and compare the fair value to the reporting unit’s net book value. If the fair value of the reporting unit is greater than its net book value, there is no impairment. Otherwise, we calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit. The implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.

In determining the fair value of our reporting units, we rely solely on a discounted cash-flow analysis. We do research and analyze peer multiples for comparison purposes, but we do not rely directly upon such data due to the lack of specific comparability between the peer companies and our reporting units. Instead we employ the peer multiple data as a general check on the results of our discounted cash-flow analysis. The material assumptions used in performing the discounted cash-flow analysis include forecasts of expected future cash flows, including elements such as revenues, cost of sales, operating expenses, tax expenses, working capital, investment and capital expenditures. Key assumptions also include expected near- and long-term growth rates, as well as expected profitability levels and capital investment. Since the forecasted cash flows of the business, as well as those allocated to individual assets, need to be discounted to present value in order to arrive at estimates of fair value, discount rates must also be estimated and applied in the valuation models. These discount rates are based on estimates of a market weighted-average cost-of-capital for the reporting units, with adjustments made to account for the relative risk of individual assets valued.

Although we believe that our methods of evaluating goodwill impairment are reasonable, future changes in economic and other conditions could force us to take additional charges. Our next annual test for the impairment of goodwill is expected to be performed in the fourth quarter of 2012 or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable.

We assess the recoverability of our identified intangible assets based on management’s estimates of undiscounted projected future operating cash flows compared to the net book value of the identified intangible assets. In cases where the net book value exceeds undiscounted projected future operating cash flows, impairment exists. The impairment charge is measured as the difference between the net book value of the identified intangible assets and the fair value of such assets. The fair value is determined using a discounted cash-flow approach for each asset grouping.

Restructuring Reserves

We have recorded reserves/accruals for restructuring costs related to our restructuring of operations. The restructuring reserves include estimated payments to employees for severance, termination fees associated with leases and other contracts and selling costs associated with assets held for sale, and other costs related to the closure of facilities. The restructuring reserves are based upon management estimates at the time they are recorded. These estimates can change depending upon changes in facts and circumstances subsequent to when the original liability was recorded. For example, existing accruals for severance may be modified if employees are redeployed due to circumstances not foreseen when the original plans were initiated, accruals for outplacement services may not be fully utilized by former employees, and severance accruals could change for statutory reasons in countries other than the United States. Accruals for facility leases under which we ceased using the benefits conveyed to us under the lease may change if market conditions for subleases change or if we later negotiate a termination of the lease.

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

Retirement Benefits

Post-retirement assets and liabilities are estimates of benefits that we expect to pay to eligible retirees. We consider various factors in determining the value of our post-retirement net assets, including the number of employees that we expect to receive benefits and other actuarial assumptions.

For defined benefit pension plans, we consider various factors in determining our pension liability and net periodic benefit cost, including the number of employees that we expect to receive benefits, their salary levels and years of service, the expected return on plan assets, the discount rate, the timing of the payment of benefits, and other actuarial assumptions. If the actual results and events of our pension plan differ from our current assumptions, our benefit obligations may be over- or under-valued.

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

For 2011, we used an expected rate of return on plan assets of 7.75% for our U.S. pension plans. For our U.S. post-retirement benefit plans, we used a weighted-average long-term rate of return on assets of 6.20%. For the U.S. plans, we use a calculated market-related value of assets, or MRVA, in determining the estimated return on plan assets. The MRVA smoothes the recognition of asset gains and losses over a five-year period. Because of this smoothing, the MRVA also affects the determination of amortization of gains or losses. As of December 31, 2011, the MRVA for the U.S. plans was $942.0 million, as compared to a fair value of $921.9 million. If we used the fair value, the net periodic benefit cost would increase by $2.4 million for 2012.

Actuarial assumptions are based on our best estimates and judgment. Material changes may occur in retirement benefit costs in the future if these assumptions differ from actual events or experience. We performed a sensitivity analysis on the discount rate, which is the key assumption in calculating the pension and post-retirement benefit obligations. Each change of 25 basis points in the discount rate assumption would have had an estimated $43.0 million impact on the benefit obligation as of December 31, 2011. Each change of 25 basis points in the discount rate assumption and expected rate of return assumption would have an estimated $0.1 million and $2.4 million, respectively, impact on annual net retirement benefit costs for the year ending December 31, 2012.

Fair Value Measurements

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

We determine the estimated fair value of financial assets and liabilities using the market approach and the income approach as considered appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses discounted cash flow models by considering market expectations about future cash flows and other inputs that are observable or can be corroborated by observable market data.

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

We do not estimate the fair value for non-marketable securities unless there are identified events or changes in circumstances that may have a significant adverse effect on the investment. If management determines that these non-marketable investments are impaired, losses are generally measured by using pricing reflected in current rounds of financing.

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

For investments in equity securities, to determine if impairment has occurred, we review the financial performance of each investee, industry performance and outlook for each investee, and the trading price of each marketable equity security. For non-marketable equity securities, we review recent financing activities of the investees, movements in equity value, venture capital markets, the investee’s capital structure, liquidation preferences of the investee’s capital and other economic variables. If an unrealized loss is determined to be other than temporary, a loss is recognized as a component of interest income and other, net in the statements of operations. For marketable equity securities, an impairment loss is measured using the closing market price of the marketable security on the date management determines that the investment is impaired. For non-marketable equity securities, an impairment loss is generally measured by using pricing reflected in current rounds of financing. We do not estimate the fair values of non-marketable equity investments unless there are identified events or changes in circumstances that may have a significant adverse effect on the investments.

RECENT ACCOUNTING PRONOUNCEMENTS

The information contained in Note 2 to our financial statements in Part II, Item 8 under the heading “Recent Accounting Pronouncements” is incorporated by reference into this Part II, Item 7.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

A 10% weighted-average worldwide interest rate movement affecting our fixed and floating rate financial instruments as of December 31, 2011 and 2010 would not have a significant effect on our consolidated balance sheets, results of operations or cash flows over the next fiscal year, assuming that the investment balances remained consistent.

Foreign Currency Exchange Risk

We have foreign subsidiaries that operate and sell our products in various markets around the world. As a result, our cash flows and earnings are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through operational strategies and financial market instruments. We use various hedge instruments, primarily forward contracts with maturities of twelve months or less, to manage our exposure associated with net asset and liability positions and cash flows denominated in non-functional currencies. We did not enter into derivative financial instruments for trading purposes during 2011 or 2010.

Based on our overall currency rate exposures at December 31, 2011 and 2010, including derivative financial instruments and non-functional currency-denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar would not have a significant effect on our consolidated balance sheets, results of operations or cash flows over the next fiscal year.

Credit and Market Liquidity Risks

As of December 31, 2011, we had cash equivalents of $674.2 million, which is invested in money market funds. We had short-term investments of $155.6 million in debt securities. These securities are classified as available-for-sale and accordingly are recorded at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of applicable taxes.

These investments expose us to credit risk or the risk of loss should the issuer of the debt securities held in our portfolio or by the money market mutual funds we invest in be unable to meet their financial obligations under those securities. Our available-for-sale debt securities at December 31, 2011 included $107.4 million of asset-backed and mortgage-backed securities, of which $97.4 million are issued by agencies of the U.S. government. We diversify our investments to reduce the exposure to loss from any single issuer, sector, bank or mutual fund.

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

LSI Corporation

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$779,811	$521,786
Short-term investments	155,644	154,880
Accounts receivable, less allowances of $6,950 and $9,701, respectively	246,539	326,604
Inventories	180,035	186,772
Prepaid expenses and other current assets	60,659	73,778

Total current assets	1,422,688	1,263,820
Property and equipment, net	180,589	223,181
Identified intangible assets, net	433,790	561,137
Goodwill	72,377	188,698
Other assets	122,604	188,076

Total assets	$2,232,048	$2,424,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$175,093	$173,919
Accrued salaries, wages and benefits	106,948	126,307
Other accrued liabilities	178,830	184,402

Total current liabilities	460,871	484,628
Pension and post-retirement benefit obligations	597,183	463,119
Income taxes payable — non-current	91,791	85,717
Other non-current liabilities	23,263	73,946

Total liabilities	1,173,108	1,107,410

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred shares; $.01 par value; 2,000 shares authorized; none outstanding	—	—
Common stock; $.01 par value; 1,300,000 shares authorized; 561,767 and 615,191 shares outstanding, respectively	5,618	6,152
Additional paid-in capital	5,623,581	5,998,137
Accumulated deficit	(4,037,031)	(4,368,522)
Accumulated other comprehensive loss	(533,228)	(318,265)

Total stockholders’ equity	1,058,940	1,317,502

Total liabilities and stockholders’ equity	$2,232,048	$2,424,912

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Corporation

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues	$2,043,958	$1,869,654	$1,576,381
Cost of revenues	1,081,494	989,009	942,323

Gross profit	962,464	880,645	634,058
Research and development	575,988	562,991	508,657
Selling, general and administrative	295,439	279,126	256,908
Restructuring of operations and other items, net	23,719	9,201	36,458

Income/(loss) from operations	67,318	29,327	(167,965)
Interest expense	—	(5,601)	(21,931)
Interest income and other, net	26,472	13,848	20,272

Income/(loss) from continuing operations before income taxes	93,790	37,574	(169,624)
Provision for/(benefit from) income taxes	3,778	3,170	(109,321)

Income/(loss) from continuing operations	90,012	34,404	(60,303)
Income from discontinued operations (including a gain on disposal of $260,066 in 2011), net of tax	241,479	5,568	12,584

Net income/(loss)	$331,491	$39,972	$(47,719)

Basic income/(loss) per share:
Income/(loss) from continuing operations	$0.15	$0.05	$(0.09)

Income from discontinued operations	$0.42	$0.01	$0.02

Net income/(loss)	$0.57	$0.06	$(0.07)

Diluted income/(loss) per share:
Income/(loss) from continuing operations	$0.15	$0.05	$(0.09)

Income from discontinued operations	$0.40	$0.01	$0.02

Net income/(loss)	$0.55	$0.06	$(0.07)

Shares used in computing per share amounts:
Basic	585,704	638,998	651,238

Diluted	600,893	646,324	651,238

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Corporation

Consolidated Statements of Stockholders’ Equity

(In thousands)

					Accumulated Other Comprehensive Income/(Loss)
			Additional Paid-in Capital
	Common Stock			Accumulated Deficit
	Shares	Amount				Total
Balances at December 31, 2008	648,132	$6,481	$6,058,786	$(4,360,775)	$(263,570)	$1,440,922
Net loss				(47,719)
Foreign currency translation adjustments	—	—	—	—	5,273	—
Net unrealized gain on investments, net of tax of $1,957	—	—	—	—	3,248	—
Net unrealized gain on derivatives, net of tax of $467	—	—	—	—	775	—
Actuarial loss on pension and post-retirement plans, net of tax of $717	—	—	—	—	(23,828)	—
Amortization of prior service cost and net actuarial gain	—	—	—	—	(1,539)	—

Total comprehensive loss	—	—	—	—	—	(63,790)

Issuance under employee equity incentive plans, net	8,352	84	13,828	—	—	13,912
Stock-based compensation	—	—	70,060	—	—	70,060

Balances at December 31, 2009	656,484	6,565	6,142,674	(4,408,494)	(279,641)	1,461,104
Net income				39,972
Foreign currency translation adjustments	—	—	—	—	162	—
Net unrealized gain on investments, net of tax of $644	—	—	—	—	1,032	—
Net unrealized gain on derivatives, net of tax of $0	—	—	—	—	357	—
Actuarial loss on pension and post-retirement plans, net of tax of $0	—	—	—	—	(43,008)	—
Amortization of prior service cost and net actuarial loss	—	—	—	—	2,833	—

Total comprehensive income	—	—	—	—	—	1,348

Issuance under employee equity incentive plans, net	10,084	101	37,736	—	—	37,837
Repurchase of shares	(51,377)	(514)	(249,428)	—	—	(249,942)
Stock-based compensation	—	—	67,155	—	—	67,155

Balances at December 31, 2010	615,191	6,152	5,998,137	(4,368,522)	(318,265)	1,317,502
Net income				331,491
Foreign currency translation adjustments	—	—	—	—	(4,786)	—
Net unrealized loss on investments, net of tax of $0	—	—	—	—	(1,018)	—
Net unrealized loss on derivatives, net of tax of $0	—	—	—	—	(2,778)	—
Actuarial loss on pension and post-retirement plans, net of tax of $0	—	—	—	—	(213,701)	—
Amortization of transition asset, prior service cost and net actuarial loss	—	—	—	—	7,320	—

Total comprehensive income	—	—	—	—	—	116,528

Issuance under employee equity incentive plans, net	18,971	190	73,702	—	—	73,892
Repurchase of shares	(72,395)	(724)	(498,062)	—	—	(498,786)
Stock-based compensation	—	—	49,804	—	—	49,804

Balances at December 31, 2011	561,767	$5,618	$5,623,581	$(4,037,031)	$(533,228)	$1,058,940

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities:
Net income/(loss)	$331,491	$39,972	$(47,719)
Adjustments:
Depreciation and amortization	189,200	266,672	268,162
Stock-based compensation expense	50,318	66,441	63,983
Non-cash restructuring of operations and other items, net	35,282	45,681	690
Write-down of investments, net of gain on sale	183	6,779	1,529
Gain on sale of business	(260,066)	—	—
(Gain)/loss on sale of property and equipment	(465)	11	(145)
Gain on redemption of convertible subordinated notes	—	—	(149)
Unrealized foreign exchange (gain)/loss	(2,015)	4,311	1,301
Deferred taxes	(28,838)	3,512	3,063
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	80,065	12,357	(34,986)
Inventories	(29,804)	(17,437)	64,592
Prepaid expenses and other assets	(10,782)	14,404	68,469
Accounts payable	(3,879)	(35,213)	8,420
Accrued and other liabilities	(103,915)	(40,315)	(192,736)

Net cash provided by operating activities	246,775	367,175	204,474

Investing activities:
Purchases of debt securities available-for-sale	(50,967)	(44,643)	(10)
Proceeds from maturities and sales of debt securities available-for-sale	37,460	56,529	90,572
Purchases of other investments	(4,000)	(316)	(14,159)
Proceeds from sale of other investments	—	9,795	165
Purchases of property and equipment	(60,920)	(92,342)	(90,004)
Proceeds from sale of property and equipment	23,622	840	2,773
Acquisitions of businesses and companies, net of cash acquired	—	—	(46,981)
Proceeds from sale of business, net of transaction costs	475,150	—	—
Proceeds from repayments on a note receivable	10,000	10,000	10,000
Decrease in non-current assets and deposits	—	—	13,501

Net cash provided by/(used in) investing activities	430,345	(60,137)	(34,143)

Financing activities:
Redemption of convertible subordinated notes	—	(349,999)	(244,047)
Issuances of common stock	81,040	40,883	18,747
Purchase of common stock under repurchase programs	(498,786)	(249,942)	—

Net cash used in financing activities	(417,746)	(559,058)	(225,300)

Effect of exchange rate changes on cash and cash equivalents	(1,349)	(4,485)	3,959

Net change in cash and cash equivalents	258,025	(256,505)	(51,010)
Cash and cash equivalents at beginning of year	521,786	778,291	829,301

Cash and cash equivalents at end of year	$779,811	$521,786	$778,291

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Corporation

Notes to Consolidated Financial Statements

Note 1 — The Company

LSI Corporation (“LSI” or the “Company”) designs, develops and markets complex, high-performance storage and networking semiconductors. The Company offers a broad portfolio of capabilities including custom and standard product integrated circuits that are used in hard disk drives, solid state drives, high-speed communications systems, computer servers, storage systems and personal computers. The Company delivers products to its customers as stand-alone integrated circuits as well as incorporated onto circuit boards that offer additional functionality. The Company also licenses other entities to use its intellectual property.

On May 6, 2011, the Company completed the sale of substantially all of its external storage systems (“ESG”) business to NetApp, Inc. (“NetApp”). The results of the ESG business are presented as discontinued operations in the Company’s consolidated statements of operations and, as such, have been excluded from all line items other than “income from discontinued operations” for all periods presented. Since the first quarter of 2011, in connection with the March 9, 2011 agreement to sell the ESG business to Net App, the Company operates in one reportable segment. Before it was sold, the ESG business was part of the Storage Systems segment. The results of the RAID adapter business, which were formerly included in the Storage Systems segment, are now included in the Company’s remaining reportable segment.

Note 2 — Significant Accounting Policies

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

Revenue Recognition:    The Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and the title and risk of loss have been transferred, (iii) the sales price is fixed or determinable, and (iv) collection of resulting receivables is reasonably assured (or probable in the case of software). Standard products sold to distributors are subject to specific rights of return, and revenue recognition is deferred until the distributor sells the product to a third-party because the selling price is not fixed or determinable. Consideration given to customers, when offered, is primarily in the form of discounts and rebates and is accounted for as reductions to revenues in the same period the related sale is made. The amount of these reductions is based on historical rebate claims, specific criteria included in rebate agreements, and other factors known at the time.

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

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

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

Stock-Based Compensation Expense:    The estimated fair value of equity-based awards, including employee stock options, service-based restricted stock units and rights to purchase shares under the employee stock purchase plan, net of estimated forfeitures, is amortized over the award vesting periods on a straight-line basis. The estimated fair value of performance-based restricted stock units is amortized over the award vesting periods using a graded vesting schedule.

Cash Equivalents:    All highly liquid investments purchased with an original maturity of 90 days or less are considered to be cash equivalents. Cash and cash equivalents consist primarily of highly liquid investments in overnight deposits and money-market funds.

Accounts Receivable and Allowance for Doubtful Accounts:    Trade receivables are reported in the consolidated balance sheets reduced by an allowance for doubtful accounts reflecting estimated losses resulting from receivables not considered to be collectible. The allowance for doubtful accounts is estimated by evaluating customers’ payment history and credit-worthiness as well as current economic and market trends.

Investments:    Available-for-sale investments include short-term marketable debt securities and long-term marketable equity securities of technology companies. Short-term marketable debt securities are reported at fair value and include all debt securities regardless of their maturity dates because of their highly liquid nature. Long-term marketable equity securities are reported at fair value. Unrealized gains and losses on marketable debt and equity securities, net of related tax, are recorded as a separate component of comprehensive income in stockholders’ equity until realized. Long-term non-marketable equity securities consist primarily of non-marketable common and preferred stock of technology companies and are recorded at cost. Pre-tax gains and losses on securities sold are determined based on the specific identification method and are included in interest income and other, net, in the consolidated statements of operations. The Company does not hold any of these securities for speculative or trading purposes.

Unrealized losses for all investments are evaluated to determine if they are other than temporary as follows:

•

For marketable debt securities, if the fair value of a debt security is less than its amortized cost basis, the Company assesses whether impairment is other than temporary. Impairment is considered other than temporary if (i) the Company has the intent to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of its entire amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost of the security. If impairment is considered other than temporary based on conditions (i) or (ii), the entire difference between the amortized cost and the fair value of the security is recognized in earnings. If impairment is considered other than temporary based on condition (iii), the amount representing credit losses, defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security, will be recognized in earnings and the amount relating to all other factors will be recognized in other comprehensive income. The Company evaluates both qualitative and quantitative factors, such as duration and severity of the unrealized loss, credit ratings, prepayment speeds, default and loss rates of the underlying collateral, structure and credit enhancements, to determine if a credit loss may exist.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

•

For marketable equity securities, the Company reviews the financial performance of each investee, industry performance, the outlook of each investee and the trading price of each security. An impairment loss is measured using the closing trading price of the marketable security on the date management determines that the investment is impaired and is recorded in interest income and other, net in the consolidated statements of operations.

•

For non-marketable equity securities, the Company reviews recent financing activities of each investee, movements in equity value, venture capital markets, the investee’s capital structure, liquidation preferences of the investee’s capital and other economic variables. If an unrealized loss is determined to be other than temporary, a loss is generally measured by using pricing reflected in current rounds of financing and is recognized as a component of interest income and other, net, in the consolidated statements of operations. The Company does not estimate the fair values of non-marketable equity securities unless there are identified events or changes in circumstances that may have a significantly adverse effect on the investment.

Inventories:    Inventories are stated at the lower of cost or market, which approximate actual cost computed on a first-in, first-out basis. Inventory is written down when conditions indicate that the selling price could be less than the cost due to physical deterioration, obsolescence, changes in price levels or other causes. Inventory is also written down when inventory levels are in excess of the forecasted demand for the next 12 months, as judged by management, for each specific product. When inventory is written down, a new cost basis is established.

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

Business combinations:    Acquisitions made by the Company are accounted for under the purchase method of accounting. Under this method, the estimated fair value of assets acquired and liabilities assumed and the results of operations of the acquired business are included in the Company’s financial statements from the effective date of the acquisition.

Goodwill:    The Company evaluates the recoverability of goodwill annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. When the Company determines that there is an indicator that the carrying value of goodwill may not be recoverable, the Company measures impairment based on estimates of future cash flows. Impairment, if any, is measured based on an implied fair value model that determines the carrying value of goodwill.

To evaluate the recoverability of goodwill, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of any of its reporting units is less than its carrying amount. The Company’s qualitative assessment of the recoverability of goodwill, whether performed annually or based on specific events or circumstances, considers various macroeconomic, industry-specific and company-specific factors. Those factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of the Company’s financial performance; or (iv) a sustained decrease in the Company’s market capitalization below its net book value. After assessing the totality of events and circumstances, if the Company determines that it is not more likely than not that the fair value of any of its reporting units is less than its carrying amount, no further assessment is performed. If the Company determines that it is more likely than not that the fair value of any of its

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

reporting units is less than its carrying amount, the Company calculates the fair value of that reporting unit and compares the fair value to the reporting unit’s net book value. If the fair value of the reporting unit is greater than its net book value, there is no impairment. Otherwise, the Company calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit. The implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.

In determining the fair values of its reporting units, the Company relies solely on a discounted cash-flow analysis. The Company does research and analyzes peer multiples for comparison purposes, but does not rely directly upon such data due to the lack of specific comparability between the peer companies and its reporting units. Instead the Company employs the peer multiple data as a general check on the results of its discounted cash-flow analysis. The material assumptions used in performing the discounted cash-flow analysis include forecasts of expected future cash flows, including elements such as revenues, cost of sales, operating expenses, tax expenses, working capital, investment and capital expenditures. Key assumptions also include expected near- and long-term growth rates, as well as expected profitability levels and capital investment. Since the forecasted cash flows of the business, as well as those allocated to individual assets, need to be discounted to present value in order to arrive at estimates of fair value, discount rates must also be estimated and applied in the valuation models. These discount rates are based on estimates of a market weighted-average cost-of-capital for the reporting unit, with adjustments made to account for the relative risk of individual assets valued.

Identified Intangible Assets:    Identified intangible assets subject to amortization are amortized over the periods during which they are expected to contribute to the Company’s future cash flows. The Company assesses the recoverability of its identified intangible assets based on management’s estimates of undiscounted projected future operating cash flows compared to the net book value of the identified intangible assets. In cases where the net book value exceeds undiscounted projected future operating cash flows, impairment exists. The impairment charge is measured as the difference between the net book value of the identified intangible assets and the fair value of such assets. The fair value is determined using a discounted cash-flow approach for each asset grouping.

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

Retirement Benefits:    Post-retirement assets and liabilities are estimates of benefits that the Company expects to pay to eligible retirees. The Company considers various factors in determining the value of its post-retirement net assets, including the number of employees that the Company expects to receive benefits and other actuarial assumptions.

For defined benefit pension plans, the Company considers various factors in determining its pension liability and net period benefit cost, including the number of employees that the Company expects to receive benefits, their salary levels and years of service, the expected return on plan assets, the discount rate, the timing of the payment of benefits, and other actuarial assumptions. If the actual results and events of the pension plan differ from the Company’s current assumptions, the benefit obligations may be over- or under-valued.

The key benefit plan assumptions are the discount rate and the expected rate of return on plan assets. The assumptions discussed below are for the U.S. retirement benefit plans. For the international plans, the Company chose assumptions specific to each country.

The discount rate the Company uses is based on a cash-flow analysis using the Citigroup Pension Discount Curve and the Citigroup Above Median Pension Discount Curve as of the measurement date. The Company

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

bases the salary increase assumptions on historical experience and future expectations. In developing the expected rate of return, the Company considers long-term compound annualized returns based on historical market data, historical and expected returns on the various categories of plan assets, and the target investment portfolio allocation among debt, equity securities and other investments.

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

The Company determines the estimated fair value of financial instruments using the market approach and the income approach as considered to be appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses discounted cash flow models by considering market expectations about future cash flows and other inputs that are observable or can be corroborated by observable market data. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts. The fair values of investments and derivative instruments are based on market data. Carrying amounts of accounts receivable and accounts payable approximate fair value due to the short maturity of these financial instruments.

Derivative Instruments:    All of the Company’s derivative instruments are recognized as assets or liabilities and measured at fair value. Derivative instruments that hedge the exposure to variability in expected future cash flows of forecasted transactions qualify as cash flow hedges. Changes in the fair value of these cash flow hedges that are highly effective are recorded in accumulated other comprehensive income and reclassified into earnings during the period in which the hedged transaction affects earnings. The changes in fair value of derivative instruments that are not designated as hedges and the ineffective portion of cash flow hedges are recognized immediately in earnings.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific forecasted transactions. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.

The Company would discontinue hedge accounting prospectively when it is determined that the cash flow hedge is not highly effective, the derivative expires or is sold, terminated or exercised, or it is unlikely that the forecasted transaction will occur in the initial identified time period or within a subsequent two-month time period. Gains and losses that were accumulated in other comprehensive income for such derivatives would be reclassified immediately into earnings unless it is probable that the forecasted transaction will occur within the subsequent two-month period. Any subsequent changes in fair value of such derivative instruments are reflected immediately in earnings.

Concentration of Credit Risk of Financial Instruments:    Financial instruments that potentially subject the Company to credit risk include cash equivalents, short-term investments and accounts receivable. Cash equivalents and short-term investments are maintained with high quality institutions, and their composition and maturities are regularly monitored by management. The Company diversifies its investments to reduce the exposure to loss from any single issuer, sector, bank or mutual fund. A majority of the Company’s trade receivables are derived from sales to large, multinational computer, communication, networking and storage manufacturers, with the remainder distributed across other industries. As of December 31, 2011, one customer accounted for 36.6% of trade receivables, and as of December 31, 2010, three customers accounted for 21.2%, 16.8% and 12.2% of trade receivables. Concentrations of credit risk with respect to all other trade receivables are considered to be limited due to the quantity of customers comprising the Company’s customer base and their dispersion across industries and geographies. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as considered necessary. Write-offs of uncollectible amounts have not been significant.

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

Income Taxes:    The calculation of the Company’s tax provision involves the application of complex tax rules and regulations in multiple jurisdictions throughout the world. The Company makes estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are made in the calculation of tax credits, benefits and deductions, and in the calculation of certain tax assets and liabilities arising from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as tax liabilities associated with uncertain tax positions. Significant changes to these estimates may result in an increase or a decrease to the Company’s tax provision in a subsequent period.

The Company recognizes the effect of income tax positions only when it is more likely than not that these positions will be sustained. Recognized income tax positions are measured at the largest amount that is more than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

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

Pronouncements adopted during 2011:

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

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

directly attributable to the business combination included in the reported pro forma revenue and earnings. The Company adopted this guidance in the first quarter of 2011. The adoption did not impact the Company’s results of operations or financial position.

In September 2011, the FASB amended the goodwill impairment guidance to provide an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performance of the two-step impairment test is no longer required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company elected to adopt this guidance for its annual goodwill impairment test in the fourth quarter of 2011. The adoption did not impact the Company’s results of operations or financial position.

Note 3 — Restructuring, Asset Impairment Charges and Other Items

In 2011, 2010 and 2009, management initiated restructuring plans designed to focus on targeted end markets and to improve operational efficiency and financial results. These plans primarily involved the termination of employees and consolidation of facilities. The restructuring charges recorded in conjunction with these plans primarily represented severance and costs related to the continuation of certain employee benefits, exit costs for facility consolidations and closures, contract termination costs, research and development program cancellations and asset impairment charges.

The following table summarizes items included in restructuring of operations and other items, net from continuing operations:

	Year Ended December 31,
	2011		2010		2009
	(In thousands)
Lease and contract terminations	$6,162	(a)	$3,678	(a)	$19,466	(a)
Employee severance and benefits	11,326		8,264		10,094
Other exit costs, net	(1,033	)(b)	—		608

Total restructuring expenses	16,455		11,942		30,168
Asset impairment	4,931	(c)	—		—
Other items, net	2,333	(d)	(2,741	)(e)	6,290	(f)

Total restructuring of operations and other items, net	$23,719		$9,201		$36,458

(a)	Includes changes in estimates and changes in time value associated with facility lease exit costs accrued in previous years.

(b)	Includes a $6.4 million gain on the sale of land in Gresham, Oregon, substantially offset by a $5.5 million write-off of intellectual property in connection with the restructuring actions.

(c)	Includes a $4.5 million intellectual property write-off due to a customer program cancellation.

(d)	Primarily consists of $12.2 million of costs associated with the transition service agreements entered into in connection with the sale of the ESG business, $3.4 million of litigation costs and a $2.2 million loss on the disposition of fixed assets, substantially offset by a $15.5 million sales and use tax related liability reversal as a result of concluding various audits.

(e)	Primarily consists of a $4.4 million reversal of previously accrued litigation costs as a result of a court ruling in favor of the Company, offset in part by $1.6 million of catch-up depreciation for land improvements resulting from the classification of land in Gresham, Oregon from held for sale to held and used in the fourth quarter of 2010.

(f)	Primarily relates to litigation.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Late in 2010, in response to the changing external storage systems market, the Company changed some of its business strategies for its ESG business. In 2011, the Company decided to exit the ESG business. In connection with each of these actions, the Company terminated employees, closed several office locations, terminated certain contracts, discontinued various development projects and wrote off intangible assets and software due to the cancellation of the development programs.

The results of those actions are included in discontinued operations and are summarized below:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Lease and contract terminations	$2,141	$1,951	$59
Employee severance and benefits	15,428	3,626	—
Other exit costs	23,294	44,107	—

Total restructuring expenses	40,863	49,684	59
Other items	—	—	1,729	(a)

Total restructuring of operations and other items, net	$40,863	$49,684	$1,788

(a)	Represents the repayment to the Israeli government of a grant due to the transfer of certain intellectual property out of Israel that was restricted by the terms of the grant.

The following table summarizes the significant activity within, and components of, the Company’s restructuring obligations:

	Lease and Contract Terminations		Employee Severance and Benefits		Other Exit Costs	Total
	(In thousands)
Balance at December 31, 2009	$40,397		$4,905		$—	$45,302
Expense	5,629		11,890		44,107	61,626
Utilized	(25,121	)(a)	(11,844	)(a)	(44,107)	(81,072)

Balance at December 31, 2010	$20,905		$4,951		$—	$25,856
Expense	8,303		26,754		22,261	57,318
Utilized	(17,456	)(a)	(21,261	)(a)	(22,261)	(60,978)

Balance at December 31, 2011	$11,752	(b)	$10,444	(b)	$—	$22,196

(a)	Represent cash payments.

(b)	The balance remaining for the lease and contract terminations is expected to be paid during the remaining terms of the leases, which extend through 2013. The balance remaining for employee severance and benefits is expected to be paid by the first quarter of 2012.

Note 4 — Stock-Based Compensation

Equity Incentive Plans

2003 Equity Incentive Plan (“2003 Plan”):

Under the 2003 Plan, the Company may grant stock options and stock appreciation rights with an exercise price that is no less than the fair market value of the stock on the date of grant. Under the 2003 Plan, the Company may also grant restricted stock and restricted stock unit awards to employees and non-employee directors. The Company typically grants restricted stock units. No participant may be granted stock options covering more than four million shares of stock or more than an aggregate of one million shares of restricted

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

stock and restricted stock units in any fiscal year. The term of each option or restricted stock unit is determined by the Board of Directors or its delegate and, for option grants on or after February 12, 2004, is generally seven years. Options generally vest in annual increments of 25% per year commencing one year from the date of grant.

In May 2010, the 2003 plan was amended to increase the shares available for issuance under the plan to a total of 45 million shares, with 30 million shares for restricted stock and restricted stock units, and to update the performance measures that can be used to determine the vesting of awards intended to qualify for deductibility under Section 162(m) of the Internal Revenue Code to better match the metrics the Company uses to manage its business.

As of December 31, 2011, the 2003 Plan had approximately 31.0 million common shares available for future grants. A total of approximately 81.1 million shares of common stock were reserved for issuance upon exercise of outstanding options and upon vesting of outstanding restricted stock units as of December 31, 2011.

Employee Stock Purchase Plan (“ESPP”):

Under the ESPP, rights are granted to LSI employees to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of a 12-month offering period or the end of each six-month purchase period within such an offering period.

In May 2010, the ESPP was amended to increase the shares available for issuance under the plan to a total of 30 million shares and to extend the term of the ESPP through May 12, 2020. In March 2009, the ESPP was amended to increase the maximum number of shares that a participant can purchase in a single purchase period from 1,000 shares to 2,000 shares, effective November 15, 2009.

As of December 31, 2011, the ESPP had approximately 20.8 million shares available for future purchase.

Stock-Based Compensation Expense

Stock-based compensation expense included in continuing operations, net of estimated forfeitures, related to the Company’s stock options, ESPP and restricted stock unit awards by expense category was as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cost of revenues	$6,921	$7,044	$6,600
Research and development	23,646	23,471	22,180
Selling, general and administrative	20,343	23,487	24,432

Total stock-based compensation expense	$50,910	$54,002	$53,212

Stock-based compensation costs capitalized to inventory in 2011, 2010 and 2009 were not significant. The income tax benefits that the Company realized for the tax deduction from option exercises and other awards were not significant.

Stock Options:

The fair value of each option grant is estimated as of the date of grant using a reduced-form calibrated binomial lattice model (“lattice model”). The following table summarizes the weighted-average assumptions that the Company applied in the lattice model:

	Year Ended December 31,
	2011	2010	2009
Estimated grant date fair value per share	$2.14	$1.95	$1.42
Expected life (years)	4.51	4.30	4.26
Risk-free interest rate	1.83%	1.91%	1.80%
Volatility	47%	51%	67%

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

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

The following table summarizes changes in stock options outstanding:

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at January 1, 2011	84,044	$6.97
Options granted	10,033	$6.34
Options exercised	(10,927)	$4.94
Options canceled	(18,905)	$10.46

Options outstanding at December 31, 2011	64,245	$6.19	3.34	$49,676

Options exercisable at December 31, 2011	41,008	$6.83	2.40	$23,904

As of December 31, 2011, the total unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $28.2 million and is expected to be recognized over the next 2.0 years on a weighted-average basis. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $22.9 million, $4.2 million and $0.6 million, respectively. Cash received from stock option exercises was $53.9 million in 2011.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Employee Stock Purchase Plan:

Compensation expense for the Company’s ESPP is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. The following table summarizes the weighted-average assumptions that went into the calculation of the fair value of ESPP grants:

	Year Ended December 31,
	2011	2010	2009
Estimated grant date fair value per share	$1.81	$1.49	$1.79
Expected life (years)	0.8	0.8	0.7
Risk-free interest rate	0.1%	0.2%	0.3%
Volatility	45%	36%	52%

In 2011, 2010 and 2009, 5.8 million, 6.7 million and 5.1 million shares of common stock were issued under ESPP at a weighted-average price of $4.64, $4.72 and $2.67 per share, respectively. Cash received from ESPP issuances was $27.1 million in 2011.

Restricted Stock Units:

The cost of service-based and performance-based restricted stock units (“RSUs”) is determined using the fair value of the Company’s common stock on the date of grant. For performance-based restricted stock unit awards, the Company also considers the probability that those RSUs will vest.

Service-based:

The vesting requirements for service-based RSUs are determined at the time of grant and require that the employee remain employed by the Company for a specified period of time.

The following table summarizes changes in service-based RSUs outstanding:

	Number of Units	Weighted-Average Grant Date Fair Value per Share
	(In thousands)
Unvested service-based RSUs at January 1, 2011	8,415	$5.56
Granted	8,953	$6.23
Vested	(2,333)	$5.93
Forfeited	(2,950)	$5.73

Unvested service-based RSUs at December 31, 2011	12,085	$5.94

As of December 31, 2011, the total unrecognized compensation expense related to the service-based RSUs, net of estimated forfeitures, was $52.7 million and will be recognized over the next 2.9 years on a weighted-average basis. The total weighted-average grant date fair value of service-based RSUs granted was $55.7 million, $40.8 million and $1.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. The total fair value of the shares vested was $14.6 million, $8.9 million and $15.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Performance-based:

Since 2010, the Company has also granted performance-based RSUs. The vesting of these RSUs is contingent upon the Company meeting specified performance criteria and requires that the employee remain employed by the Company for a specified period of time.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The following table summarizes changes in performance-based RSUs outstanding:

	Number of Units	Weighted-Average Grant Date Fair Value per Share
	(In thousands)
Unvested performance-based RSUs at January 1, 2011	2,894	$5.51
Granted	4,224	$6.18
Vested	(1,022)	$5.51
Forfeited	(1,367)	$5.95

Unvested performance-based RSUs at December 31, 2011	4,729	$5.98

As of December 31, 2011, the total unrecognized compensation expense related to the performance-based RSUs, net of estimated forfeitures, was $22.2 million and, if the performance conditions are fully met, will be recognized over the next 3 years. The total weighted-average grant date fair value of performance-based RSUs granted was $26.1 million and $16.8 million for the years ended December 31, 2011 and 2010, respectively. The total fair value of the shares issued upon the vesting of performance-based RSUs was $6.3 million for the year ended December 31, 2011.

Note 5 — Business Combinations

There were no business acquisitions during 2011 or 2010. Acquisitions made during 2009 are presented below.

Acquisition of 3ware RAID Storage Adapter Business

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

The total cash consideration was allocated based on the estimated fair values as follows (in thousands):

Net tangible assets	$12,272
Identified intangible assets	5,020
Goodwill	4,250

Total	$21,542

The goodwill represents the excess of the purchase price over the fair value of the net tangible and identified intangible assets acquired.

The following table summarizes the components of the acquired identified intangible assets. These assets are amortized over the periods during which they are expected to contribute to the Company’s future cash flows.

	Fair Value	Weighted- Average Life
	(In thousands)	(In years)
Current technology	$1,490	2
Customer base	3,230	5
Trade names	300	2

Total acquired identified intangible assets	$5,020

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Acquisition of ONStor, Inc.

On July 27, 2009, the Company acquired privately-held ONStor, Inc. (“ONStor”), which provided clustered network-attached storage solutions designed to help enterprises consolidate, protect and manage unstructured data. The acquisition was intended to further advance the Company’s storage systems business.

The total cash consideration was allocated based on the estimated fair values as follows (in thousands):

Net tangible assets	$847
Identified intangible assets	15,060
Goodwill	8,812
In-process research and development	760

Total	$25,479

The goodwill represents the excess of the purchase price over the fair value of the net tangible and identified intangible assets acquired. In 2011, the Company determined that the goodwill and intangible assets related to the ONStor acquisition were no longer recoverable and wrote off the net carrying amounts.

Note 6 — Common Stock Repurchases

On March 9, 2011, the Company’s Board of Directors authorized a new stock repurchase program of up to $750.0 million of its common stock. Repurchases under this program have been funded from the proceeds of the sale of the ESG business, available cash and short-term investments. Through December 31, 2011, the Company had repurchased 72.4 million shares for $498.8 million and $251.2 million remained available under this stock repurchase program. On March 17, 2010, the Company announced that its Board of Directors had authorized a stock repurchase program of up to $250.0 million of the Company’s common stock in open market or privately negotiated transactions. The Company repurchased 51.4 million shares for $249.9 million in cash during the year ended December 31, 2010, effectively completing the program. Repurchased shares are retired immediately after the repurchases are completed. Retirement of repurchased shares is recorded as a reduction of common stock and additional paid-in capital.

Note 7 — Benefit Obligations

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

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Net Periodic Benefit Cost/(Credit):

The following table summarizes the components of the net periodic benefit cost or credit:

	Year Ended December 31,
	2011		2010		2009
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In thousands)
Service cost	$531	$75	$472	$81	$1,792	$79
Interest cost	67,499	2,597	70,337	2,441	73,774	2,426
Expected return on plan assets	(67,965)	(4,128)	(71,464)	(4,597)	(76,802)	(4,877)
Amortization of prior service cost and transition asset	18	—	38	—	49	—
Amortization of net actuarial loss/(gain)	6,750	552	2,155	—	(94)	—
Special termination benefit	—	—	—	—	426 (a)	—
Other	54	—	—	—	—	(1,529	)(b)

Total benefit cost/(credit)	$6,887	$(904)	$1,538	$(2,075)	$(855)	$(3,901)

(a)	The special termination benefit in 2009 reflects enhanced retirement benefits given to active represented plan participants impacted by a workforce reduction in January 2009.

(b)	The amount in 2009 reflects the reversal of the excess retiree medical liability accrued for claims from 2008.

Change in Projected Benefit Obligation:

The following table sets forth a reconciliation of the beginning and ending balances of the projected benefit obligation during the periods presented. The measurement date was December 31 for each year.

	Year Ended December 31,
	2011		2010
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In thousands)
Projected benefit obligation at January 1	$1,331,137	$44,488	$1,274,415	$41,124
Service cost	531	75	472	81
Interest cost	67,499	2,597	70,337	2,441
Actuarial loss	150,776	11,893	66,607	1,692
Benefits paid(a)	(86,659)	(1,119)	(85,988)	(850)
Other adjustments	(205)	—	5,294	—

Projected benefit obligation at December 31	$1,463,079	$57,934	$1,331,137	$44,488

(a)	The pension benefits paid include amounts paid under certain international pension plans, which do not maintain plan assets.

The projected pension benefit obligations as of December 31, 2011 and 2010 included $22.2 million and $21.4 million, respectively, of obligations related to the Company’s international pension plans.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Change in Plan Assets:

The following table sets forth a reconciliation of the beginning and ending balances of the fair value of plan assets during the periods presented. The fair value of plan assets was measured at December 31 for each year.

	Year Ended December 31,
	2011		2010
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In thousands)
Fair value of plan assets at January 1	$868,809	$66,781	$819,410	$62,300
Actual gain on plan assets	19,721	1,379	95,967	5,402
Employer contributions	65,112	—	31,027	—
Benefits paid	(86,302)	(1,192)	(85,789)	(921)
Other adjustments	(99)	—	8,194	—

Fair value of plan assets at December 31	$867,241	$66,968	$868,809	$66,781

The fair value of pension plan assets at December 31, 2011 and 2010 included $12.3 million and $10.6 million, respectively, of assets for certain of the Company’s international pension plans. During 2011, the Company contributed a total of $64.3 million to its U.S. defined benefit pension plans and $0.7 million to its non-qualified supplemental pension plan. The Company’s contributions to its international pension plans were immaterial for the year ended December 31, 2011.

Funded Status of the Plans:

The following table sets forth the funded status of the plans, which is the fair value of plan assets less projected benefit obligations:

	December 31,
	2011		2010
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In thousands)
Funded status of the plans (liability)/asset	$(595,838)	$9,034	$(462,328)	$22,293

Plans with Benefit Obligations in excess of Plan Assets:

	December 31,
	2011	2010
	Pension Benefits
	(In thousands)
Projected benefit obligation	$1,455,297	$1,324,302
Accumulated benefit obligation	$1,453,690	$1,322,394
Fair value of plan assets	$857,259	$860,414

The accumulated benefit obligations as of December 31, 2011 and 2010 included $20.5 million and $19.4 million, respectively, related to the Company’s international pension plans.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Plans with Benefit Obligations less than Plan Assets:

	December 31,
	2011	2010
	Pension Benefits
	(In thousands)
Projected benefit obligation	$7,782	$6,835
Accumulated benefit obligation	$7,666	$6,740
Fair value of plan assets	$9,982	$8,395

	December 31,
	2011	2010
	Post-retirement Benefits
	(In thousands)
Accumulated benefit obligation	$57,934	$44,488
Fair value of plan assets	$66,968	$66,781

The following table sets forth amounts recognized in the consolidated balance sheets for the plans:

	December 31,
	2011		2010
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In thousands)
Non-current assets	$2,201	$9,034	$1,560	$22,293
Current liabilities	(856)	—	(769)	—
Non-current liabilities	(597,183)	—	(463,119)	—

Net (liability)/asset	$(595,838)	$9,034	$(462,328)	$22,293

Accumulated Other Comprehensive Loss:

The following table sets forth amounts recognized in accumulated other comprehensive loss related to pension and post-retirement plans:

	December 31,
	2011		2010
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In thousands)
Net prior service cost	$242	$—	$278	$—
Net actuarial loss	527,045	24,788	334,809	10,625
Transition asset	(157)	—	(175)	—

Accumulated other comprehensive loss	527,130	24,788	334,912	10,625
Tax on prior actuarial gains	23,813	3,026	23,813	3,026

Accumulated other comprehensive loss, after tax	$550,943	$27,814	$358,725	$13,651

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The following table summarizes changes in accumulated other comprehensive loss related to pension and post-retirement plans:

	Year Ended December 31,
	2011		2010		2009
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In thousands)
Accumulated other comprehensive loss at January 1, after tax	$358,725	$13,651	$319,507	$12,694	$292,951	$13,883
Recognized during period — Prior service cost and transition asset	(18)	—	(38)	—	(49)	—
Recognized during period — Actuarial (loss)/gain	(6,750)	(552)	(2,155)	—	94	—
Occurring during period — Actuarial loss/(gain)	198,986	14,715	42,051	957	26,546	(3,435)
Other adjustments	—	—	(640)	—	(35)	1,529

Accumulated other comprehensive loss at December 31	550,943	27,814	358,725	13,651	319,507	11,977
Tax	—	—	—	—	—	717

Accumulated other comprehensive loss at December 31, after tax	$550,943	$27,814	$358,725	$13,651	$319,507	$12,694

The estimated prior service cost, transition asset and net actuarial loss for the pension plans that will be amortized from accumulated other comprehensive loss into pension costs for the year ending December 31, 2012 are $38 thousand, $19 thousand and $13.9 million, respectively. For the post-retirement benefit plans, the estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into post-retirement costs for the year ending December 31, 2012 is $1.9 million.

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

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The fair values of the assets for the defined benefit pension plans by asset category were as follows:

	Fair Value Measurements as of December 31, 2011
	Level 1		Level 2		Level 3	Total
	(In thousands)
Cash and cash equivalents	$5,183		$23,493	(a)	$—	$28,676
Equity securities:
Domestic equity securities	169,635	(b)	359	(c)	—	169,994
International equity securities	76,202	(b)	2,401	(c)	—	78,603
Fixed-income securities:
U.S. treasuries(d)	—		80,426		—	80,426
Corporate bonds(e)	—		155,666		—	155,666
Asset-backed and mortgage-backed securities	—		2,976		—	2,976
Agency-backed securities	—		7,793		—	7,793
Municipal bonds	—		6,334		—	6,334
Government bonds	—		17,242		—	17,242
Other types of investments:
Commingled funds — equities(f)	—		163,510		—	163,510
Commingled funds — bonds(g)	—		156,393		—	156,393
Derivatives	40		(412)		—	(372)

Total	$251,060		$616,181		$—	$867,241

	Fair Value Measurements as of December 31, 2010
	Level 1		Level 2		Level 3	Total
	(In thousands)
Cash and cash equivalents	$11,382		$13,346	(a)	$—	$24,728
Equity securities:
Domestic equity securities	183,239	(b)	2,750	(c)	—	185,989
International equity securities	151,041	(b)	1,990	(c)	—	153,031
Fixed-income securities:
U.S. treasuries(d)	—		73,554		—	73,554
Corporate bonds(e)	—		140,106		—	140,106
Asset-backed and mortgage-backed securities	—		14,739		—	14,739
Agency-backed securities	—		10,930		—	10,930
Municipal bonds	—		8,253		—	8,253
Government bonds	—		11,059		—	11,059
Other types of investments:
Commingled funds — equities(f)	—		180,935		—	180,935
Commingled funds — bonds(g)	—		65,232		—	65,232
Derivatives	180		73		—	253

Total	$345,842		$522,967		$—	$868,809

(a)	The amounts represent cash equivalents and primarily include short-term investment funds, which consisted of short-term money market instruments that are valued using quoted prices for similar assets and liabilities in active markets.

(b)	The amounts include funds that invest primarily in equity securities of publicly-traded companies. Quoted prices for the funds are available in active markets.

(c)	The amounts include funds that invest primarily in equity securities that are traded less frequently than exchange-traded securities and are valued using inputs that include quoted prices for similar assets in active markets.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

(d)	The fair value was determined based on compilation of primary observable market information and inputs that include quoted prices for similar assets in active markets, and inputs other than quoted prices that are observable for the asset, such as broker/dealer quotes, yield curves and indices that are observable at commonly quoted intervals.

(e)	The amounts include funds that invest primarily in investment-grade debt securities.

(f)	The amounts consist of investments in funds not registered with U.S. Securities and Exchange Commission, with underlying investments primarily in publicly traded U.S. and non-U.S. equity securities, including securities with small and large market capitalization. The fair value was determined based on the net asset value per share of each investment at December 31, 2011 and 2010. These funds are classified as Level 2 in the fair value hierarchy as the Company could redeem these investments with the sponsoring investment management organizations at December 31, 2011 and 2010, and with at least monthly frequency on an ongoing basis.

(g)	The amounts consist of investments in funds not registered with U.S. Securities and Exchange Commission, with underlying investments primarily in Treasury Inflation-Protected Securities and high-yield bonds. The fair value was determined based on the net asset value per share of each investment at December 31, 2011 and 2010. These funds are classified as Level 2 in the fair value hierarchy as the Company could redeem these investments with the sponsoring investment management organizations at December 31, 2011 and 2010, and with at least monthly frequency on an ongoing basis.

Post-retirement Benefit Plan:

The Company’s overall investment strategy for the group life insurance plan is to allocate assets in a manner that seeks to both maximize the safety of promised benefits and minimize the cost of funding those benefits. The target asset allocation for plan assets reflects a risk/return profile that the Company believes is appropriate relative to the liability structure and return goals for the plans. The Company periodically reviews the allocation of plan assets relative to alternative allocation models to evaluate the need for adjustments based on forecasted liabilities and plan liquidity needs. The Company sets the overall portfolio allocation and uses an investment manager that directs the investment of funds consistent with that allocation. The investment manager invests the plan assets in index funds that it manages. The current target allocations for post-retirement benefit plan assets are 40% in equity securities and 60% in fixed-income securities. The equity investment target allocation is equally divided between domestic and international equity securities.

The fair values of the assets for the post-retirement benefit plan by asset category were as follows:

	Fair Value Measurements as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Commingled funds — domestic equities(a)	$—	$13,302	$—	$13,302
Commingled funds — international equities(a)	—	13,536	—	13,536
Commingled funds — bonds(a)	—	40,130	—	40,130

Total	$—	$66,968	$—	$66,968

	Fair Value Measurements as of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Commingled funds — domestic equities(a)	$—	$13,310	$—	$13,310
Commingled funds — international equities(a)	—	13,369	—	13,369
Commingled funds — bonds(a)	—	40,102	—	40,102

Total	$—	$66,781	$—	$66,781

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

(a)	The amounts consist of investments in funds not registered with U.S. Securities and Exchange Commission, with underlying investments primarily in the equity securities included in the S&P 500 Index, non-U.S. equity securities and investment grade fixed-income securities. The fair value was determined based on the net asset value per share of each investment at December 31, 2011 and 2010. These funds are classified as Level 2 in the fair value hierarchy as the Company could redeem these investments with the sponsoring investment management organizations at December 31, 2011 and 2010, and with at least monthly frequency on an ongoing basis.

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

The fair values of the assets for the non-qualified supplemental pension plan by asset category were as follows:

	Fair Value Measurements as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money-market funds	$1,353	$—	$—	$1,353
Mutual funds(a)	9,284	—	—	9,284

Total	$10,637	$—	$—	$10,637

	Fair Value Measurements as of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market funds	$2,061	$—	$—	$2,061
Mutual funds(a)	8,427	—	—	8,427

Total	$10,488	$—	$—	$10,488

(a)	The amounts consist of registered investment company funds with quoted prices in active markets.

Plan Asset Allocations for Pension Plans and Post-retirement Benefit Plan:

The following table sets forth the actual plan asset allocations:

	December 31,
	2011			2010
	Pension Benefits	Non-qualified Pension Benefits	Post-retirement Benefits	Pension Benefits	Non-qualified Pension Benefits	Post-retirement Benefits
Equity securities	54%	34%	40%	57%	35%	40%
Debt securities	42%	66%	60%	38%	65%	60%
Real estate securities	4%	—	—	5%	—	—

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Actuarial Assumptions:

The Company reassesses its benefit plan assumptions on a regular basis. The actuarial assumptions for the principal pension and post-retirement plans are as follows:

	Year Ended December 31,
	2011		2010		2009
	Pension Benefits	Post- retirement Life Benefits	Pension Benefits	Post- retirement Life Benefits	Pension Benefits	Post- retirement Life Benefits
Discount rate to determine net periodic cost	5.25%	5.70%	5.75%	6.00%	6.50%	6.50%
Discount rate to determine the benefit obligation as of December 31	4.30%	4.50%	5.25%	5.70%	5.75%	6.00%
Rate of compensation increase to determine net periodic cost	N/A	3.50%	N/A	4.00%	4.00%	4.00%
Rate of compensation increase to determine the benefit obligation as of December 31	N/A	3.50%	N/A	3.50%	N/A	4.00%
Expected average rate of return on plan assets	7.75%(a)	6.20%	8.00%(a)	7.00%	8.25(b)/8.00%(c)	7.50%

(a)	Rate for both management and represented plans.

(b)	Rate for management plan.

(c)	Rate for represented plan.

The Company bases the salary increase assumptions on historical experience and future expectations. The expected rate of return for the Company’s retirement benefit plans represents the average rate of return expected to be earned on plan assets over the period that the benefit obligations are expected to be paid. In developing the expected rate of return, the Company considers long-term compound annualized returns based on historical market data, historical and expected returns on the various categories of plan assets, and the target investment portfolio allocations. The rates used are adjusted for any current or anticipated shifts in the investment mix of the plans. The rates also factor in the historic performance of the plans’ assets. The gain on the pension assets during 2011 was $19.7 million, with the gains smoothed over the next five years through the return on assets assumption using the market-related value of assets (“MRVA”) with those not yet recognized through MRVA amortized under current accounting rules for recognizing asset and liability gains and losses.

Benefit Payments:

The following table reflects the benefit payments that the Company expects the plans to pay in the periods presented. These payments include amounts related to future service.

	Pension Benefits	Post-retirement Benefits
	(In thousands)
Year ending December 31, 2012	$89,144	$1,430
Year ending December 31, 2013	$88,991	$1,550
Year ending December 31, 2014	$88,610	$1,670
Year ending December 31, 2015	$88,548	$1,790
Year ending December 31, 2016	$89,817	$1,920
Years ending December 31, 2017 through December 31, 2021	$444,596	$11,900

The Company expects to contribute approximately $94.4 million to its pension plans during the year ending December 31, 2012. The Company does not expect to contribute to its post-retirement benefit plan in 2012.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

LSI 401(k) Defined Contribution Plan

Eligible employees in the U.S. may participate in the LSI Corporation 401(k) Plan (“401(k) Plan”). The Company provides a matching contribution of a fixed percentage of eligible compensation contributed by employees and may make additional variable matching contributions based on the Company’s performance. Company contributions to the 401(k) Plan were $18.7 million, $20.5 million and $3.8 million during the years ended December 31, 2011, 2010 and 2009, respectively. The Company temporarily suspended its matching contributions between April 6, 2009 and December 27, 2009.

Note 8 — Supplemental Financial Information:

	December 31,
	2011	2010
	(In thousands)
Inventories:
Raw materials	$236	$30,691
Work-in-process	78,886	33,513
Finished goods	100,913	122,568

Total inventories	$180,035	$186,772

Property and equipment:
Land	$34,339	(a)	$54,796
Buildings and improvements	82,545		95,782
Equipment	285,645		348,145
Furniture and fixtures	24,595		31,602
Leasehold improvements	40,567		42,938
Construction in progress	15,317		9,490

Total property and equipment, gross	483,008		582,753
Accumulated depreciation	(302,419)		(359,572)

Total property and equipment, net	$180,589		$223,181

(a)	In 2011, the Company sold land in Gresham, Oregon for $16.2 million.

Other accrued liabilities:
Restructuring reserves — current	$16,773	$16,698
Deferred revenue	30,659	37,141
Accrued expenses	131,398	130,563

Total other accrued liabilities	$178,830	$184,402

Accumulated other comprehensive loss:
Unrealized gain on investments	$5,942	$6,960
Unrealized (loss)/gain on derivatives	(2,551)	227
Actuarial loss on pension and post-retirement plans	(578,757)	(372,376)
Foreign currency translation adjustments	42,138	46,924

Total accumulated other comprehensive loss	$(533,228)	$(318,265)

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Reconciliation of basic and diluted shares:
Basic shares	585,704	638,998	651,238
Dilutive effect of stock options, employee stock purchase rights and restricted stock unit awards	15,189	7,326	—
Diluted shares	600,893	646,324	651,238

The weighted-average common share equivalents that were excluded from the computation of diluted shares because their inclusion would have had an anti-dilutive effect on net income/(loss) per share were as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Anti-dilutive securities:
Stock options	41,927	70,018	78,661
Restricted stock unit awards	227	93	2,037
Convertible notes	—	9,789	33,341

Note 9 — Identified Intangible Assets and Goodwill

Identified Intangible Assets

Identified intangible assets were comprised of the following:

	December 31,
	2011				2010
	Gross Carrying Amount		Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Current technology	$857,367		$(702,500)		$1,033,189	$(819,383)
Customer base	402,739		(269,409)		409,809	(241,705)
Patent licensing	312,800		(167,728)		312,800	(135,603)
Workforce	3,567		(3,046)		3,567	(2,450)
Trade names	300		(300)		550	(397)
In-process research and development	—		—		760	—

Total identified intangible assets	$1,576,773	(a)	$(1,142,983	)(a)	$1,760,675	$(1,199,538)

(a)	Includes the effect of adjustments related to the exit of the ESG business, as disclosed in Note 17-Discontinued Operations.

The following table summarizes amortization expense and the weighted-average lives of identified intangible assets:

	Weighted- Average Lives	Year Ended December 31,
		2011	2010	2009
	(In months)	(In thousands)
Current technology	52	$49,243	$77,808	$90,262
Customer base	45	33,921	36,440	38,123
Patent licensing	36	32,125	36,220	36,140
Workforce	72	596	596	596
Trade names	66	50	148	100
Non-compete agreements	34	—	—	61

Total	46	$115,935	$151,212	$165,282

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The estimated annual future amortization expenses related to identified intangible assets as of December 31, 2011 are as follows:

Amortization Expense
(In thousands)
Years ending December 31:
2012	$98,786
2013	90,804
2014	84,731
2015	78,822
2016 and thereafter	80,647

Total	$433,790

Goodwill

The following table summarizes changes in the carrying amount of goodwill:

Goodwill
(In thousands)
Balance as of December 31, 2010	$188,698
Exit of the ESG business	(116,321)

Balance as of December 31, 2011	$72,377

After completing annual impairment reviews during the fourth quarters of 2011, 2010 and 2009, the Company concluded that goodwill was not impaired in any of these years. As of December 31, 2011 and 2010, accumulated impairment losses in total were $2.4 billion.

Note 10 — Cash Equivalents and Investments

The following tables summarize the Company’s cash equivalents and investments measured at fair value:

	Fair Value Measurements as of December 31, 2011
	Level 1		Level 2		Level 3	Total
	(In thousands)
Cash equivalents:
Money-market funds	$674,219	(a)	$—		$—	$674,219
Available-for-sale debt securities:
Asset-backed and mortgage-backed securities:
Agency securities	$—		$97,408	(b)	$—	$97,408
Non-agency securities	—		9,989	(b)	—	9,989
U.S. government and agency securities	5,403	(a)	30,572	(b)	—	35,975
Corporate debt securities	—		12,272	(b)	—	12,272

Total short-term investments	$5,403		$150,241		$—	$155,644

Long-term investments in equity securities:
Marketable available-for-sale equity securities	$1,514	(c)	$—		$—	$1,514

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

	Fair Value Measurements as of December 31, 2010
	Level 1		Level 2		Level 3	Total
	(In thousands)
Cash equivalents:
Money-market funds	$378,382	(a)	$—		$—	$378,382
U.S. government and agency securities	2,000	(a)	—		—	2,000

Total cash equivalents	$380,382		$—		$—	$380,382

Available-for-sale debt securities:
Asset-backed and mortgage-backed securities:
Agency securities	$—		$97,544	(b)	$—	$97,544
Non-agency securities	—		19,008	(b)	—	19,008
U.S. government and agency securities	1,496	(a)	24,502	(b)	—	25,998
Corporate debt securities	—		12,330	(b)	—	12,330

Total short-term investments	$1,496		$153,384		$—	$154,880

Long-term investments in equity securities:
Marketable available-for-sale equity securities	$1,681	(c)	$—		$—	$1,681

(a)	The fair value of money-market funds is determined using unadjusted prices in active markets. The fair value of these U.S. government and agency securities is determined using quoted prices in active markets.

(b)	These investments are traded less frequently than Level 1 securities and are valued using inputs that include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates, yield curves, prepayment speeds, collateral performance, broker/dealer quotes and indices that are observable at commonly quoted intervals.

(c)	The fair value of marketable equity securities is determined using quoted market prices in active markets. These amounts are included within other assets in the consolidated balance sheets.

As of December 31, 2011 and 2010, the aggregate carrying value of the Company’s non-marketable securities was $43.9 million and $39.9 million, respectively. The Company recognized a pre-tax gain of $4.8 million associated with the sale of certain non-marketable securities during the year ended December 31, 2010. There were no sales of non-marketable securities for the years ended December 31, 2011 or 2009.

Investments in Available-for-Sale Securities

The following tables summarize the Company’s available-for-sale securities:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss (*)	Fair Value
	(In thousands)
Short-term debt securities:
Asset-backed and mortgage-backed securities	$99,884	$7,891	$(378)	$107,397
U.S. government and agency securities	35,179	799	(3)	35,975
Corporate debt securities	12,146	153	(27)	12,272

Total short-term debt securities	$147,209	$8,843	$(408)	$155,644

Long-term marketable equity securities	$669	$846	$(1)	$1,514

*	As of December 31, 2011, there were 64 investments in an unrealized loss position.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

	December 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Short-term debt securities:
Asset-backed and mortgage-backed securities	$107,891	$9,012	$(351)	$116,552
U.S. government and agency securities	25,313	812	(127)	25,998
Corporate debt securities	12,226	176	(72)	12,330

Total short-term debt securities	$145,430	$10,000	$(550)	$154,880

Long-term marketable equity securities	$852	$868	$(39)	$1,681

The following tables summarize the gross unrealized losses and fair values of the Company’s short-term investments that have been in a continuous unrealized loss position for less than and greater than 12 months, aggregated by investment category:

	December 31, 2011
	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Asset-backed and mortgage-backed securities	$10,645	$(286)	$1,301	$(92)
U.S. government and agency securities	3,872	(3)	—	—
Corporate debt securities	2,375	(27)	505	—

Total	$16,892	$(316)	$1,806	$(92)

	December 31, 2010
	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Asset-backed and mortgage-backed securities	$11,807	$(179)	$2,469	$(172)
U.S. government and agency securities	13,969	(127)	—	—
Corporate debt securities	6,527	(72)	—	—

Total	$32,303	$(378)	$2,469	$(172)

During the year ended December 31, 2011, the Company recognized an impairment charge of $0.2 million for marketable securities. There were no impairment charges for marketable securities for the years ended December 31, 2010 or 2009. Net realized gains on sales of available-for-sale securities were not material for the years ended December 31, 2011, 2010 and 2009.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Contractual maturities of available-for-sale debt securities as of December 31, 2011 were as follows:

Available-for-Sale Debt Securities
(In thousands)
Due within one year	$16,090
Due in 1-5 years	37,905
Due in 5-10 years	10,726
Due after 10 years	90,923

Total	$155,644

The maturities of asset-backed and mortgage-backed securities were allocated based on contractual principal maturities assuming no prepayments.

Note 11 — Segment and Geographic Information

Since the first quarter of 2011, the Company has operated in one reportable segment — the Semiconductor segment. The change in reportable segments was made in connection with the March 9, 2011 agreement to sell the ESG business to NetApp and has been reflected in the Company’s segment reporting for all periods presented.

The Company’s chief executive officer is the chief operating decision maker (“CODM”). The Company’s CODM bears ultimate responsibility for, and is actively engaged in, the allocation of resources and the evaluation of the Company’s operating and financial results. Management’s conclusion that the Company operates in a single reportable segment is based on the following:

•	The Company assesses performance, including incentive compensation, based upon consolidated operational performance and financial results;

•	The CODM allocates resources and makes other operational decisions based on direct involvement with the Company’s operations and product development efforts;

•

The Company is managed under a functionally-based organizational structure, with the head of each function reporting directly to the CODM. Management of shared functions also reports directly to the CODM or to one of his direct reports; and

•

The Company frequently integrates its discrete technologies across many of its products and its integrated circuits are largely manufactured under similar processes. This integrated approach supports the Company’s ability to make financial decisions based on consolidated financial performance, without reliance on discrete financial information.

Significant Customers

The following table provides information about the Company’s one customer that accounted for 10% or more of consolidated revenues:

	Year Ended December 31,
	2011	2010	2009
Percentage of consolidated revenues	25%	19%	22%

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Information about Geographic Areas

The following tables summarize the Company’s revenues by geography based on the ordering location of the customer and long-lived assets by geography. Because the Company sells its products primarily to other sellers of technology products and not to end users, the information in the table below may not accurately reflect geographic end-user demand for its products.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Revenues:
North America*	$520,193	$431,184	$305,547
Asia	1,323,510	1,223,082	1,125,840
Europe and the Middle East	200,255	215,388	144,994

Total	$2,043,958	$1,869,654	$1,576,381

	December 31,
	2011	2010
	(In thousands)
Long-lived assets:
North America*	$160,500	$204,862
Asia**	18,350	15,872
Europe and the Middle East	1,739	2,447

Total	$180,589	$223,181

*	Primarily the United States.

**	Primarily China, Singapore and Taiwan.

Information about Product Groups

The following table presents the Company’s revenues by product groups:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Revenues:
Storage products	$1,487,069	$1,302,104	$1,133,134
Networking products	453,652	473,275	384,835
Other	103,237	94,275	58,412

Total	$2,043,958	$1,869,654	$1,576,381

Note 12 — Derivative Instruments

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

Cash-Flow Hedges

The Company enters into forward contracts that are designated as foreign-currency cash-flow hedges of selected forecasted payments denominated in currencies other than U.S. dollars. These forward contracts generally mature within twelve months. The Company evaluates and calculates the effectiveness of each hedge at

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

least quarterly. Changes in the fair value attributable to changes in time value are excluded from the assessment of effectiveness and are recognized in interest income and other, net. The effective portion of the forward contracts’ gain or loss is recorded in other comprehensive income and is subsequently reclassified into earnings when the hedged expense is recognized within the same line item in the statements of operations as the impact of the hedged transaction. The ineffective portion of the gain or loss is reported in earnings immediately. As of December 31, 2011 and 2010, the total notional value of the Company’s outstanding forward contracts, designated as foreign-currency cash-flow hedges, was $36.9 million and $41.7 million, respectively. For the years ended December 31, 2011, 2010 and 2009, the after-tax effect of foreign-exchange forward contract derivatives on other comprehensive income was not material.

Other Foreign-Currency Hedges

The Company enters into foreign-exchange forward contracts that are used to hedge certain foreign-currency-denominated assets or liabilities that do not qualify for hedge accounting. These forward contracts generally mature within three months. Changes in the fair value of these forward contracts are recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged. As of December 31, 2011 and 2010, the total notional value of the Company’s outstanding forward contracts, not designated as hedges under hedge accounting, was $37.6 million and $112.3 million, respectively. For the years ended December 31, 2011, 2010 and 2009, a loss of $3.1 million and gains of $2.7 million and $7.9 million, respectively, on other foreign-currency hedges were recognized in interest income and other, net. These amounts were substantially offset by the gain and losses on the underlying foreign-currency-denominated assets or liabilities.

Fair Values of Derivative Instruments

As of December 31, 2011 and 2010, the total fair value of derivative assets was $0.1 million and $0.8 million, respectively, and was recorded in prepaid expenses and other current assets in the consolidated balance sheets. As of December 31, 2011 and 2010, the total fair value of derivative liabilities was $3.0 million and $0.3 million, respectively, and was recorded in other accrued liabilities in the consolidated balance sheets.

Note 13 — Debt

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

Cash payments for interest on debt were $7.0 million and $21.9 million during the years ended December 31, 2010 and 2009, respectively. No interest was paid during the year ended December 31, 2011.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Note 14 — Income Taxes

The provision for/(benefit from) income taxes consisted of the following:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Current:
Federal	$(2,850)	$176	$(28,979)
State	336	1,521	379
Foreign	13,601	(1,243)	(82,992)

Total current taxes	11,087	454	(111,592)

Deferred:
Federal	(7,240)	3,494	3,334
State	211	344	248
Foreign	(280)	(1,122)	(1,311)

Total deferred taxes	(7,309)	2,716	2,271

Total	$3,778	$3,170	$(109,321)

The following table summarizes the domestic and foreign components of income/(loss) before income taxes:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Domestic	$(31,636)	$(115,078)	$(150,329)
Foreign	125,426	152,652	(19,295)

Income/(loss) before income taxes	$93,790	$37,574	$(169,624)

The following table summarizes significant components of the Company’s deferred tax assets and liabilities:

	December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Tax credit carryovers	$408,444	$432,707
Net operating loss carryforwards	989,989	1,338,831
Capital loss carryover	552	147,107
Future deductions for purchased intangible assets	152,507	178,906
Depreciation and amortization	120,764	105,349
Pension and post-retirement benefits	220,747	165,718
Future deductions for reserves and other	155,618	195,840

Total deferred tax assets	2,048,621	2,564,458
Valuation allowance	(1,902,187)	(2,385,677)

Net deferred tax assets	146,434	178,781

Deferred tax liabilities:
Tax deductible goodwill	(17,120)	(36,338)
Purchased intangible assets	(130,219)	(172,186)

Total deferred tax liabilities	(147,339)	(208,524)

Total net deferred tax liabilities	$(905)	$(29,743)

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Valuation allowances reduce the deferred tax assets to the amount that, based upon all available evidence, is more likely than not to be realized. The deferred tax assets’ valuation allowance is attributed to U.S. federal, state and certain foreign deferred tax assets primarily consisting of reserves, other one-time charges, purchased intangible assets, tax credit carryovers and net operating loss carryovers that could not be benefited under existing carry-back rules. Approximately $102.0 million of the valuation allowance at December 31, 2011 relates to tax benefits from stock option deductions, which will be credited to equity if and when realized. The deferred tax asset for net operating loss carryforwards decreased by $328.5 million in 2011 due to a reduction in the carryforward amount on the tax return pursuant to the position Internal Revenue Service is currently taking. Further, the Company realized benefits of deferred tax assets during the year of $116.5 million related to discontinued operations.

As of December 31, 2011, the Company had federal, state and foreign net operating loss carryovers of approximately $2,456.4 million, $1,386.5 million and $152.4 million, respectively. The federal net operating losses will begin expiring in 2021 through 2030. Certain state net operating losses will begin expiring in 2012 through 2031. The foreign net operating losses will carry forward indefinitely. Approximately $2,273.4 million of the federal net operating loss carryover and $1,082.4 million of the state net operating loss carryover relate to acquisitions and are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986. As of December 31, 2011, the Company had tax credits of approximately $456.0 million, which will begin expiring in 2012.

A reconciliation of the provision for/(benefit from) income taxes with the amount computed by applying the statutory federal income tax rate to income/(loss) before income taxes for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Expected tax expense/(benefit) at federal statutory rate of 35%	$32,826	$13,151	$(59,368)
State taxes, net of federal benefit	130	715	75
Foreign rate differential	(37,428)	(39,912)	6,432
U.S. taxes on foreign earnings	32,793	36,128	16,349
Withholding taxes	8,770	5,933	5,786
Settlements of foreign tax audits	—	—	(81,047)
Change in valuation allowance	(32,233)	2,921	28,523
Nondeductible expenses	8,047	5,731	4,131
Unrecognized tax benefits	6,054	(17,755)	2,496
Tax refunds/credits	(2,926)	(3,140)	(2,057)
Tax benefit related to refundable R&D/alternative minimum tax credit	(530)	—	(3,595)
Intraperiod allocation of tax benefit to continuing operations	(11,725)	(644)	(27,603)
Other	—	42	557

Total tax provision/(benefit)	$3,778	$3,170	$(109,321)

The Company paid income taxes, net of refunds received, of $11.8 million, $29.3 million and $24.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company has a tax holiday in effect for its business operations in Singapore effective January 1, 2009. The tax holiday allows for a reduced tax rate of 10% on the qualifying profits generated through December 31, 2018. For the years ended December 31, 2011, 2010 and 2009, the tax savings from this holiday were approximately $2.0 million, $2.1 million and $2.0 million, respectively, with no material per-share impact.

In 2009, the Company recorded an income tax benefit of $3.6 million related to refundable research and development tax credits due to the enactment of the Housing and Economic Recovery Act of 2008. The American Recovery and Reinvestment Act of 2009 extended this temporary benefit through 2009.

In 2009, with settlements of tax audits in foreign jurisdictions, the Company recognized a tax benefit of $81.0 million, which included unrecognized tax benefits of $71.9 million and interest and penalties of $9.1 million.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The Company has not provided for U.S. income and foreign withholding taxes on $83.1 million of cumulative undistributed earnings of various non-U.S. subsidiaries. Such earnings are intended to be reinvested in the non-U.S. subsidiaries for an indefinite period of time. It is not practicable to compute the amount of incremental taxes that would result from the repatriation of those earnings.

Uncertain Income Tax Positions

As of December 31, 2011 and 2010, the Company had $171.0 million and $151.9 million of unrecognized tax benefits, respectively. The $171.0 million as of December 31, 2011 is related to unrecognized tax benefits that, if realized, would affect the effective tax rate of the Company.

The Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, the Company estimates that unrecognized tax benefits, plus accrued interest and penalties, could decrease by up to $17.7 million.

The Company files income tax returns at the U.S. federal level and in various state and foreign jurisdictions. With some exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007. In 2009, the Company’s subsidiary in Singapore settled its 1999 to 2007 income tax audit and the subsidiary in Hong Kong settled its 1997 to 2008 income tax audit.

The Company recognizes interest and penalties accrued in relation to unrecognized tax benefits as a tax expense. For the years ended December 31, 2011, 2010 and 2009, the Company recorded charges to tax expense of approximately $6.3 million, $7.7 million and $18.6 million for interest and penalties, respectively. Also, for the years ended December 31, 2011, 2010 and 2009, the Company recorded tax benefits of approximately $8.6 million, $17.7 million and $32.0 million for interest and penalties, respectively, as a result of reductions to tax positions taken in a prior year, lapses in statutes of limitations and audit settlements. As of December 31, 2011 and 2010, the Company had $29.6 million and $31.8 million, respectively, of accrued interest and penalties which are included in non-current income tax liabilities in the consolidated balance sheets.

The following table sets forth a reconciliation of the beginning and ending amounts of the liability for unrecognized tax benefits:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Balance at January 1	$151,898	$163,859	$232,050
Tax positions related to current year:
Additions	19,482	10,874	10,738
Tax positions related to prior years:
Additions	29,312	1,541	54,058
Reductions	(20,156)	(800)	—
Lapses in statute of limitations	(9,580)	(14,174)	(16,374)
Settlements	—	—	(96,926)
Payments	—	(9,780)	(22,151)
Foreign exchange loss	38	378	2,464

Balance at December 31	$170,994	$151,898	$163,859

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Note 15 — Related Party Transactions

A member of the Company’s board of directors is also a member of the board of directors of Seagate Technology (“Seagate”). The Company sells semiconductors used in storage product applications to Seagate for prices comparable to those charged to an unrelated third-party. Revenues from sales by the Company to Seagate were $520.5 million, $355.5 million and $344.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company had accounts receivable from Seagate of $90.3 million and $55.0 million as of December 31, 2011 and 2010, respectively.

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

The Company purchased $49.0 million, $44.0 million and $46.1 million of inventory from SMP during the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, the amounts payable to SMP were $5.0 million and $1.2 million, respectively.

Note 16 — Commitments, Contingencies and Legal Matters

Operating Leases

The Company leases real estate and certain non-manufacturing equipment under non-cancelable operating leases, which expire through 2026. The Company also includes non-cancelable obligations under certain software licensing arrangements in this category. The facilities lease agreements typically provide for base rental rates that are increased at various times during the terms of the lease and for renewal options at the then fair market rental value. Future minimum payments under the operating lease agreements for the above-mentioned facilities, equipment and software are $43.8 million, $28.4 million, $18.0 million, $4.5 million, $2.3 million and $1.4 million for the years ending December 31, 2012, 2013, 2014, 2015, 2016 and thereafter, respectively.

Rental expense under all operating leases was $37.0 million, $32.8 million and $32.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Purchase Commitments

The Company maintains purchase commitments with certain suppliers, primarily for raw materials and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary for different suppliers. As of December 31, 2011, the Company had purchase commitments of $467.6 million, which are due through 2016.

The Company has a take-or-pay agreement with SMP under which it has agreed to purchase 51% of the managed wafer capacity from SMP’s integrated circuit manufacturing facility and GLOBALFOUNDRIES has agreed to purchase the remaining managed wafer capacity. SMP determines its managed wafer capacity each year based on forecasts provided by the Company and GLOBALFOUNDRIES. If the Company fails to purchase its required commitments, it will be required to pay SMP for the fixed costs associated with the unpurchased wafers. GLOBALFOUNDRIES is similarly obligated with respect to the wafers allotted to it. The agreement may be terminated by either party upon two years written notice. The agreement may also be terminated for material breach, bankruptcy or insolvency.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Guarantees

Product Warranties:

The following table sets forth a summary of the changes in product warranties:

	Year Ended December 31
	2011	2010
	(In thousands)
Balance at the beginning of the period	$17,617	$13,831
Accruals for warranties issued during the period	7,180	18,453
Accruals related to pre-existing warranties (including changes in estimates)	508	314
Settlements made during the period (in cash or in kind)	(8,138)	(14,981)

Balance at the end of the period	$17,167	$17,617

Standby Letters of Credit:

As of December 31, 2011 and 2010, the Company had outstanding obligations relating to standby letters of credit of $3.5 million and $3.9 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, customs and certain self-insured risks. If the guarantees are called, the Company must reimburse the provider of the guarantee. The fair values of the letters of credit approximate the contract amounts. The standby letters of credit generally renew annually.

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

Legal Matters

On December 6, 2006, Sony Ericsson Mobile Communications USA Inc. (“Sony Ericsson”) filed a lawsuit against Agere in Wake County Superior Court in North Carolina, alleging unfair and deceptive trade practices, fraud and negligent misrepresentation in connection with Agere’s engagement with Sony Ericsson to develop a wireless data card for personal computers. The complaint claimed an unspecified amount of damages and sought compensatory damages, treble damages and attorneys’ fees. In August 2007, the case was dismissed for improper venue. On October 22, 2007, Sony Ericsson filed a lawsuit in the Supreme Court of the State of New York, New York County against LSI, raising substantially the same allegations and seeking substantially the same relief as the North Carolina proceeding. In January 2010, Sony Ericsson amended its complaint by adding claims for fraudulent concealment and gross negligence. On September 10, 2010, LSI filed a motion for summary judgment. On August 4, 2011, the court granted LSI’s motion and ordered the dismissal of all of Sony Ericsson’s claims. Sony Ericsson has appealed this decision. The Company is unable to estimate the possible loss or range of loss, if any, that may be incurred with respect to this matter.

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

On December 1, 2010, Rambus Inc. (“Rambus”) filed a lawsuit against LSI in the United States District Court for the Northern District of California alleging that LSI products infringe one or more of 19 Rambus patents. These products contain either DDR-type memory controllers or certain high-speed SerDes peripheral interfaces, such as PCI Express interfaces and certain SATA and SAS interfaces. Rambus is seeking unspecified monetary damages, treble damages and costs, expenses and attorneys’ fees due to alleged willfulness, interest and permanent injunctive relief in this action. In addition, on December 1, 2010, Rambus filed an action with the International Trade Commission (“ITC”) against LSI and five of its customers alleging that LSI products infringe six of the 19 patents in the California case. Rambus also named five other companies and a number of their customers in the ITC action. Rambus is seeking an exclusionary order against LSI and its customers in the ITC action, which, if granted, would preclude LSI and its customers from selling these products in the U.S. The ITC held a hearing on the matter in October 2011. The Company and Rambus have been engaged in discussions to settle these proceedings. While the Company is unable to predict the terms of any settlement or whether a settlement will be reached at all, it is possible that any settlement could include a license from Rambus giving the Company the right to use certain Rambus intellectual property in the future. As a result of these uncertainties, the Company is unable to estimate the possible loss or range of loss, if any, that may be incurred with respect to these proceedings or as a result of any potential settlement.

In addition to the foregoing, the Company and its subsidiaries are parties to other litigation matters and claims in the normal course of business. The Company does not believe, based on currently available facts and circumstances, that the final outcome of these other matters, taken individually or as a whole, will have a material adverse effect on the Company’s consolidated results of operations or financial position. However, the pending unsettled lawsuits may involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. From time to time, the Company may enter into confidential discussions regarding the potential settlement of such lawsuits. However, there can be no assurance that any such discussions will occur or will result in a settlement. Moreover, the settlement of any pending litigation could require the Company to incur substantial costs and, in the case of the settlement of any intellectual property proceeding against the Company, may require the Company to obtain a license to a third-

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

party’s intellectual property that could require royalty payments in the future and the Company to grant a license to certain of its intellectual property to a third party under a cross-license agreement. The results of litigation are inherently uncertain, and material adverse outcomes are possible.

The Company has not provided accruals for any legal matters in its financial statements as potential losses for such matters are not considered probable and reasonably estimable. However, because such matters are subject to many uncertainties, the ultimate outcomes are not predictable, and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

Note 17 — Discontinued Operations

On May 6, 2011, the Company completed the sale of substantially all of its ESG business to NetApp for $480.0 million in cash. The strategic decision to exit the ESG business was based on the Company’s expectation that long-term shareholder value could be maximized by becoming a pure-play semiconductor company. Under the terms of the agreement, NetApp purchased substantially all the assets of the Company’s ESG business, which developed and delivered external storage systems products and technology to a wide range of partners who provide storage solutions to end customers. As part of the transaction, the Company is providing transitional services to NetApp for a period of up to 18 months. The purpose of these services is to provide short-term assistance to the buyer in assuming the operations of the purchased business.

Following is selected financial information included in income from discontinued operations:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Revenues	$210,591	$700,393	$642,778
(Loss)/income before income taxes and gain on disposal	$(27,579)	$7,818	$38,794
Gain on disposal of ESG business	260,066	—	—
(Benefit from)/provision for income taxes	(8,992)	2,250	26,210

Income from discontinued operations	$241,479	$5,568	$12,584

During the years ended December 31, 2011 and 2010, the Company recorded write-downs of $23.0 million and $44.1 million, respectively, of assets relating to the ESG business. The 2011 write-downs primarily consisted of $10.5 million of identified intangible assets, including $9.0 million of current technology, $0.7 million of customer base and $0.8 million of in-process research and development. The 2011 write-downs also included $7.8 million of capitalized software and $3.7 million of inventories and fixed assets. The 2010 write-downs primarily consisted of $25.4 million of capitalized software and $17.1 million of identified intangible assets, including $16.8 million of current technology and $0.3 million of trade names. Further, the Company released $21.0 million of deferred tax liabilities related to tax deductible goodwill in connection with the sale of the ESG business in 2011, which is included in the $9.0 million benefit from income taxes.

Note 18 — Subsequent Event

Acquisition of SandForce

On January 3, 2012, the Company completed the acquisition of SandForce for total consideration of approximately $346.1 million, net of cash acquired. SandForce is a provider of flash storage processors for enterprise and client flash solutions and solid state drives. This acquisition is expected to enhance LSI’s position in storage technology solutions.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Total consideration consisted of the following (in thousands):

Cash paid, net of cash acquired	$319,231
Fair value of partially vested equity awards	18,722
Fair value of LSI’s previous investment in SandForce	8,120

Total	$346,073

The Company has not yet finalized the allocation of the SandForce purchase consideration to assets acquired and liabilities assumed. The preliminary allocation of the purchase price was based upon a preliminary valuation, and the estimates and assumptions are subject to change up to one year from the acquisition date. The primary areas of the preliminary purchase price allocation that are not yet finalized are the valuation of net tangible assets acquired and residual goodwill. The preliminary fair values of assets acquired and liabilities assumed by major class in the SandForce acquisition were recognized as follows (in thousands):

Accounts receivable	$10,711
Inventory	24,268
Identified intangible assets	172,400
Goodwill	181,601
Net deferred tax liabilities	(41,705)
Other, net	(1,202)

Total	$346,073

The preliminary goodwill is primarily attributable to the assembled workforce of SandForce and synergies and economies of scale expected from combining the operations of LSI and SandForce. The goodwill recognized is not deductible for tax purposes.

Identified intangible assets were comprised of the following:

	Fair Value	Weighted- Average Life
	(In thousands)	(In years)
Current technology	$73,400	4.0
Customer relationships	41,700	7.0
Order backlog	4,500	0.5
Trade names	1,500	3.0

Total identified intangible assets subject to amortization	121,100
In-process research and development	51,300

Total identified intangible assets	$172,400

Current technology represents the fair value of SandForce products that had reached technological feasibility and were a part of its product offering. Customer relationships represent the fair values of the underlying relationships and agreements with SandForce’s customers.

In-process research and development (“IPR&D”) represents the fair value of incomplete research and development projects that had not reached technological feasibility as of the date of the acquisition. At the time of acquisition, SandForce had IPR&D related to its next generation flash storage processor (the “Griffin project”). Expected costs to complete the Griffin project are approximately $34 million through its anticipated completion date in 2013. The Company’s methodology for allocating the purchase price to acquired IPR&D involves established valuation techniques in the high-technology industry with the assistance of third-party service providers. The fair value of each project in process is determined by discounting forecasted cash flows directly related to the products expected to result from the subject research and development once commercially

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

feasible, net of returns on contributory assets including working capital, fixed assets, customer relationships, trade names, and assembled workforce. The net cash flows from the identified projects are based on estimates of revenues, cost of revenues, research and development costs, selling, general and administrative costs and applicable income taxes for the projects. Total revenues for the Griffin project are expected to extend through 2018. These projections were based on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions by the Company’s competitors and the Company. A discount rate of 17.4% was used for the Griffin project, reflecting risks associated with the inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances, which could impact the estimates recorded. The discount rate used in the present value calculation was derived from a weighted-average cost of capital analysis. This estimate does not account for any potential synergies realizable as a result of the acquisition and is in line with industry averages and growth estimates. The acquisition date fair value of the Griffin project will be either amortized or impaired depending on whether the project is completed or abandoned.

Estimated acquisition-related costs of $9.2 million are expected to be incurred and included in restructuring of operations and other items, net in the Company’s consolidated statements of operations. Of this amount, $0.9 million was recognized in the year ended December 31, 2011 and $8.3 million will be recognized in the first quarter of 2012. The Company will also recognize $4.5 million of selling, general and administrative expense related to accelerated vesting of stock options, restricted stock units and restricted shares for certain SandForce employees in the first quarter of 2012. In addition, the Company will recognize a gain of $5.8 million as a result of re-measuring its pre-acquisition equity interest in SandForce to estimated fair value. The gain will be included in interest income and other, net in the Company’s consolidated statements of operations in the first quarter of 2012. Furthermore, the Company expects to recognize a tax benefit of approximately $41.7 million in the first quarter of 2012 due to the release of valuation allowance resulting from the net deferred tax liabilities created from the acquisition.

Pro forma results of operations for the acquisition have not been presented because the effect of the acquisition is not material to the Company’s financial results.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of LSI Corporation

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of LSI Corporation and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 29, 2012

Supplementary Financial Data

Interim Financial Information (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Year Ended December 31, 2011
Revenues	$473,264	$500,644	$546,910	$523,140
Gross profit	224,174	237,620	263,845	236,825
Income from continuing operations	18,546	28,408	31,650	11,408
(Loss)/income from discontinued operations (including a gain on disposal of $260,066 in the second quarter of 2011), net of tax	(8,392)	265,376	(2,311)	(13,194)
Net income/(loss)	10,154	293,784	29,339	(1,786)
Basic income/(loss) per share:
Income from continuing operations	$0.03	$0.05	$0.05	$0.02
(Loss)/income from discontinued operations	$(0.01)	$0.44	$(0.00)	$(0.02)
Net income/(loss)	$0.02	$0.49	$0.05	$(0.00)
Diluted income/(loss) per share:
Income from continuing operations	$0.03	$0.05	$0.05	$0.02
(Loss)/income from discontinued operations	$(0.01)	$0.43	$(0.00)	$(0.02)
Net income/(loss)	$0.02	$0.48	$0.05	$(0.00)
Year Ended December 31, 2010
Revenues	$472,672	$473,447	$452,878	$470,657
Gross profit	214,794	224,768	218,220	222,863
Income from continuing operations	14,348	2,682	12,819	4,555
Income/(loss) from discontinued operations, net of tax	8,172	4,750	10,602	(17,956)
Net income/(loss)	22,520	7,432	23,421	(13,401)
Basic income/(loss) per share:
Income from continuing operations	$0.02	$0.00	$0.02	$0.01
Income/(loss) from discontinued operations	$0.01	$0.01	$0.02	$(0.03)
Net income/(loss)	$0.03	$0.01	$0.04	$(0.02)
Diluted income/(loss) per share:
Income from continuing operations	$0.02	$0.00	$0.02	$0.01
Income/(loss) from discontinued operations	$0.01	$0.01	$0.02	$(0.03)
Net income/(loss)	$0.03	$0.01	$0.04	$(0.02)

On May 6, 2011, the Company completed the sale of its ESG business to NetApp. The results of the ESG business are presented as discontinued operations in the Company’s consolidated statements of operations and, as such, have been excluded from all line items other than “income/(loss) from discontinued operations” for all periods presented.

During the first, second, third and fourth quarters of 2011, the Company recorded charges/(benefits) for restructuring of operations and other items, net, of $2.8 million, $(10.9) million, $10.8 million and $21.0 million, respectively.

During the first, second, third and fourth quarters of 2010, the Company recorded charges/(benefits) for restructuring of operations and other items, net, of $1.6 million, $5.1 million, $3.5 million and $(1.0) million, respectively.

In 2011, the Company’s fiscal quarters ended on April 3, July 3, October 2 and December 31. In 2010, the Company’s fiscal quarters ended on April 4, July 4, October 3 and December 31.

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

Our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the results of our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Item 8 and is incorporated herein by reference.

Changes in Internal Controls:    During the fourth quarter of 2011, we did not make any change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

LSI Corporation

1110 American Parkway NE

Room 12A-106C

Allentown, PA 18109

Attn: Response Center

Telephone: 1-800-372-2447

Apart from certain information about our executive officers that is set forth under the caption “Executive Officers of LSI” in Part I of this report and is incorporated herein by reference, the other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2012 annual meeting, including the information set forth under the captions “Election of Directors — Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Board Structure and Composition — Audit Committee.”

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our 2012 annual meeting, including the information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Corporate Governance — Director Compensation,” “Corporate Governance — Board Structure and Composition, and “Corporate Governance — Compensation Committee Interlocks and Insider Participation.”

The information in the section of the proxy statement for our 2012 annual meeting captioned “Compensation Committee Report” is incorporated by reference herein but shall be deemed furnished, not filed, and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our 2012 annual meeting, including the information set forth under the captions “Security Ownership” and “Equity Compensation Plan Information as of December 31, 2011.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the proxy statement for our 2012 annual meeting, including the information set forth under the captions “Related Persons Transaction Policy and Procedures” and “Corporate Governance — Board Structure and Composition.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the proxy statement for our 2012 annual meeting, including the information set forth under the caption “Ratification of Selection of Independent Auditors.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of LSI Corporation and Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K:

(a)(2) Financial Statement Schedule

The following financial statement schedule is filed as part of this Form 10-K:

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs, Expenses or Other Accounts	Deductions*	Balance at End of Period
2011
Accounts Receivable Allowances	$10	$7	$(10)	$7
2010
Accounts Receivable Allowances	$10	$12	$(12)	$10
2009
Accounts Receivable Allowances	$10	$12	$(12)	$10

*	Deductions include write-offs of uncollectible accounts and collections of amounts previously reserved.

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

Dated: February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ABHIJIT Y. TALWALKAR Abhijit Y. Talwalkar	President and Chief Executive Officer (Principal Executive Officer) and Director	February 29, 2012

/S/ BRYON LOOK Bryon Look	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2012

* Charles A. Haggerty	Director	February 29, 2012

* Richard S. Hill	Director	February 29, 2012

* John H.F. Miner	Director	February 29, 2012

* Arun Netravali	Director	February 29, 2012

* Charles C. Pope	Director	February 29, 2012

* Michael G. Strachan	Director	February 29, 2012

* Gregorio Reyes	Director	February 29, 2012

* Susan Whitney	Director	February 29, 2012

*By:	/S/ BRYON LOOK
Bryon Look Attorney-in-fact February 29, 2012

EXHIBIT INDEX

2.1	Agreement and Plan of Merger by and among LSI Corporation, Autobahn Acquisition Corporation, SandForce, Inc. and Shareholder Representative Services LLC, dated as of October 26, 2011. (Exhibits and Schedules have been omitted pursuant to Regulation S-K Item 601(b)(2), but will be provided to the Securities and Exchange Commission upon request.)

2.2	Asset Purchase Agreement by and between LSI Corporation and NetApp, Inc., dated as of March 9, 2011. Incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q filed on May 12, 2011.

3.1	Certificate of Incorporation. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on November 16, 2009.

3.2	By-laws. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 14, 2011.

4.1	Specimen Common Stock Certificate. Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K filed on March 2, 2009.

10.1	Form of Indemnification Agreement. Incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on February 22, 2008.*

10.2.1	LSI Corporation Severance Policy for Executive Officers. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 20, 2008.*

10.2.2	LSI Corporation Severance Policy for Executive Officers Non-Change-in-Control Program. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2011.*

10.2.3	LSI Corporation Severance Policy for Executive Officers Change-in-Control Program. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 14, 2011.*

10.3.1	1991 Equity Incentive Plan. Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8 (No. 333-96543) filed on July 16, 2002.*

10.3.2	1991 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 12, 2004.*

10.3.3	1991 Equity Incentive Plan Form of Notice of Grant of Stock Options and Option Agreement. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 12, 2004.*

10.4.1	1995 Director Option Plan. Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8 (No. 333-106205) filed on June 17, 2003.*

10.4.2	Form of Annual Director Option Agreement under 1995 Director Option Plan. Incorporated by reference to Exhibit 1.3 to our Current Report on Form 8-K filed on April 7, 2005.*

10.4.3	Form of Notice of Grant of Stock Options and Option Agreement under 1995 Director Option Plan. Incorporated by reference to Exhibit 1.4 to our Current Report on Form 8-K filed on April 7, 2005.*

10.5	1999 Nonstatutory Stock Option Plan. Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 (No. 333-96549) filed on July 16, 2002.*

10.6.1	2003 Equity Incentive Plan.*

10.6.2	2003 Equity Incentive Plan Form of Nonqualified Stock Option Agreement for Employees.*

10.6.3	2003 Equity Incentive Plan Form of Notice of Grant of Stock Option. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 13, 2009.*

10.6.4	2003 Equity Incentive Plan Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.6.4 to our Annual Report on Form 10-K filed on February 26, 2010.*

10.6.5	2003 Equity Incentive Plan Form of Restricted Stock Unit Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.6.5 to our Annual Report on Form 10-K filed on February 26, 2010.*

10.6.6	2003 Equity Incentive Plan Form of Notice of Grant of Restricted Stock Units. Incorporated by reference to Exhibit 10.6.6 to our Annual Report on Form 10-K filed on February 26, 2010.*

10.6.7	2003 Equity Incentive Plan Form of Notice of Grant of Restricted Stock Units (Revenue and non-GAAP operating income performance tests). Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 17, 2010.*

10.6.8	2003 Equity Incentive Plan Form of Notice of Grant of Restricted Stock Units (Revenue and non-GAAP operating income performance tests — 2012).*

10.6.9	2003 Equity Incentive Plan Form of Nonqualified Stock Option Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on February 13, 2009.*

10.6.10	Abhijit Y. Talwalkar 2003 Equity Incentive Plan Nonqualified Stock Option Agreement, effective as of June 1, 2005. Incorporated by reference to Exhibit 10.49 to our Quarterly Report on Form 10-Q filed on August 12, 2005.*

10.6.11	Abhijit Y. Talwalkar Notice of Grant of Stock Option, effective as of June 1, 2005. Incorporated by reference to Exhibit 10.50 to our Quarterly Report on Form 10-Q filed on August 12, 2005.*+

10.7	Standalone Stock Option Agreement issued to Abhijit Y. Talwalkar. Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 (No. 333-126594) filed on July 14, 2005.*

10.8.1	Agere Systems Inc. 2001 Long Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to Agere’s Quarterly Report on Form 10-Q filed on May 5, 2006.*

10.8.2	Agere Systems Inc. 2001 Long Term Incentive Plan Form of Nonstatutory Stock Option Agreement. Incorporated by reference to Exhibit 10.8 to Agere’s Registration Statement on Form S-1/A, File No. 333-51594, filed on February 7, 2001.*

10.8.3	Agere Systems Inc. 2001 Long Term Incentive Plan Form of Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.7 to Agere’s Registration Statement on Form S-1/A, File No. 333-51594, filed on February 7, 2001.*

10.9	LSI Corporation Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 18, 2009.*

10.10	Policy on Recoupment of Incentive Compensation. Incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed on February 26, 2010.*

10.11	Agere Systems Inc. Supplemental Pension Plan. Incorporated by reference to Exhibit 10.10 to Agere’s Registration Statement on Form S-1, File No. 333-51594, filed on February 7, 2001.*

10.12	Separation Agreement with Andrew Micallef. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 12, 2010.*

10.13	Separation Agreement with Philip Bullinger. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 12, 2011.*

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema document

101.CAL	XBRL taxonomy extension calculation linkbase document

101.DEF	XBRL taxonomy extension definition linkbase document

101.LAB	XBRL taxonomy extension label linkbase document

101.PRE	XBRL taxonomy extension presentation linkbase document

*	Denotes management contract or compensatory plan or arrangement.

+	Confidential treatment has been granted with respect to certain portions of these exhibits. Redacted versions have been filed with the Securities and Exchange Commission.

**	Furnished, not filed.

Note: The Securities and Exchange Commission file number for Agere Systems Inc. is 001-16397.