Form 10-Q
period 2012-04-01
LSI CORP
filed 2012-05-10
CIK 703360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2012

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

As of May 4, 2012, there were 568,906,497 shares of the registrant’s Common Stock, $.01 par value, outstanding.

LSI CORPORATION

FORM 10-Q

For the Quarter Ended April 1, 2012

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe” and similar words are intended to identify forward-looking statements. Although we believe our expectations are based on reasonable assumptions, our actual results could differ materially from those projected in the forward-looking statements. We have described in Part II, Item 1A-”Risk Factors” a number of factors that could cause our actual results to differ materially from our projections or estimates. Except where otherwise indicated, the statements made in this report are made as of the date we filed this report with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. We expressly disclaim any obligation to update the information in this report, except as may otherwise be required by law.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

LSI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	April 1, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$460,660	$779,811
Short-term investments	162,414	155,644
Accounts receivable, less allowances of $6,197 and $6,950, respectively	302,095	246,539
Inventories	200,850	180,035
Prepaid expenses and other current assets	62,425	60,659

Total current assets	1,188,444	1,422,688
Property and equipment, net	235,063	180,589
Identified intangible assets, net	576,133	433,790
Goodwill	255,838	72,377
Other assets	111,638	122,604

Total assets	$2,367,116	$2,232,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$222,210	$175,093
Accrued salaries, wages and benefits	101,995	106,948
Other accrued liabilities	146,093	178,830

Total current liabilities	470,298	460,871
Pension and post-retirement benefit obligations	584,112	597,183
Income taxes payable — non-current	87,664	91,791
Other non-current liabilities	21,763	23,263

Total liabilities	1,163,837	1,173,108

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value: 1,300,000 shares authorized; 571,071 and 561,767 shares outstanding, respectively	5,711	5,618
Additional paid-in capital	5,685,705	5,623,581
Accumulated deficit	(3,961,834)	(4,037,031)
Accumulated other comprehensive loss	(526,303)	(533,228)

Total stockholders’ equity	1,203,279	1,058,940

Total liabilities and stockholders’ equity	$2,367,116	$2,232,048

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	April 1, 2012	April 3, 2011
Revenues	$622,424	$473,264
Cost of revenues	335,512	249,090

Gross profit	286,912	224,174
Research and development	169,871	142,347
Selling, general and administrative	90,100	68,867
Restructuring of operations and other items, net	15,462	2,806

Income from operations	11,479	10,154
Interest income and other, net	14,656	4,288

Income from continuing operations before income taxes	26,135	14,442
Benefit from income taxes	(49,062)	(4,104)

Income from continuing operations	75,197	18,546
Loss from discontinued operations, net of taxes	—	(8,392)

Net income	$75,197	$10,154

Basic income/(loss) per share:
Income from continuing operations	$0.13	$0.03

Loss from discontinued operations	$—	$(0.01)

Net income	$0.13	$0.02

Diluted income/(loss) per share:
Income from continuing operations	$0.13	$0.03

Loss from discontinued operations	$—	$(0.01)

Net income	$0.13	$0.02

Shares used in computing per share amounts:
Basic	566,709	615,450

Diluted	590,556	629,733

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	April 1, 2012	April 3, 2011
Net income	$75,197	$10,154

Other comprehensive income, before tax:
Foreign currency translation adjustments	1,447	1,401

Unrealized gain on investments for the period	692	1,037
Reclassification adjustments for gain on investments included in net income	(496)	(711)

Unrealized gain on investments	196	326

Unrealized gain on derivatives for the period	640	622
Reclassification adjustments for loss/(gain) on derivatives included in net income	673	(213)

Unrealized gain on derivatives	1,313	409

Amortization of transition asset, prior service cost and net actuarial loss	3,969	1,778

Other comprehensive income before tax	6,925	3,914
Income tax expense related to items of other comprehensive income	—	—

Other comprehensive income, net of tax	6,925	3,914

Comprehensive income	$82,122	$14,068

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 1, 2012	April 3, 2011
Operating activities:
Net income	$75,197	$10,154
Adjustments:
Depreciation and amortization	45,368	56,007
Stock-based compensation expense	30,834	13,986
Non-cash restructuring of operations and other items, net	2,140	10,824
Gain on re-measurement of a pre-acquisition equity interest to fair value	(5,765)	—
Loss/(gain) on sale of property and equipment	25	(239)
Unrealized foreign exchange loss	1,461	1,379
Deferred taxes	(43,202)	(43)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combination:
Accounts receivable	(44,845)	40,471
Inventories	3,453	(12,651)
Prepaid expenses and other assets	(2,290)	(1,066)
Accounts payable	47,119	24,273
Accrued and other liabilities	(59,270)	(35,066)

Net cash provided by operating activities	50,225	108,029

Investing activities:
Purchases of debt securities available-for-sale	(21,263)	(15,530)
Proceeds from maturities and sales of debt securities available-for-sale	9,506	12,958
Purchases of property and equipment	(64,982)	(21,542)
Proceeds from sale of property and equipment	21	310
Acquisition of SandForce, net of cash acquired	(319,231)	—

Net cash used in investing activities	(395,949)	(23,804)

Financing activities:
Issuances of common stock	65,274	17,319
Purchase of common stock under repurchase program	(38,206)	(96,791)

Net cash provided by/(used in) financing activities	27,068	(79,472)

Effect of exchange rate changes on cash and cash equivalents	(495)	(11)

Net change in cash and cash equivalents	(319,151)	4,742

Cash and cash equivalents at beginning of period	779,811	521,786

Cash and cash equivalents at end of period	$460,660	$526,528

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

For financial reporting purposes, LSI Corporation (“LSI” or the “Company”) reports on a 13- or 14-week quarter with the year ending December 31. The first quarter of 2012 and 2011 consisted of 13 weeks each and ended on April 1, 2012 and April 3, 2011, respectively. The results of operations for the quarter ended April 1, 2012 are not necessarily indicative of the results to be expected for the full year.

On January 3, 2012, the Company completed the acquisition of SandForce, Inc. (“SandForce”) for total consideration of approximately $346.4 million, net of cash acquired. SandForce was a provider of flash storage processors for enterprise and client flash solutions and solid state drives. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of SandForce and the estimated fair value of assets acquired and liabilities assumed were included in the Company’s condensed consolidated financial statements from January 3, 2012.

On May 6, 2011, the Company completed the sale of substantially all of its external storage systems business to NetApp, Inc. (“NetApp”). The results of the external storage systems business are presented as discontinued operations in the Company’s condensed consolidated statements of operations and, as such, have been excluded from all line items other than “Loss from discontinued operations” for all periods presented.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, comprehensive income and cash flows for the interim periods presented. While the Company believes that the disclosures are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

Pronouncements adopted:

In May 2011, the Financial Accounting Standards Board (“FASB”) issued additional guidance on fair value measurements and related disclosures. The new guidance clarifies the application of existing guidance on fair value measurement for non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. The Company adopted this guidance in the first quarter of 2012. The adoption did not impact the Company’s results of operations or financial position.

In June 2011, the FASB issued amended guidance regarding the presentation of comprehensive income. The amended guidance gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The Company adopted this guidance in the first quarter of 2012. The adoption did not impact the Company’s results of operations or financial position.

Note 2 — Stock-Based Compensation Expense

Stock-based compensation expense included in continuing operations, net of estimated forfeitures, related to the Company’s stock options, Employee Stock Purchase Plan (“ESPP”) and restricted stock unit awards by expense category was as follows:

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)
Cost of revenues	$3,512	$1,813
Research and development	12,308	6,223
Selling, general and administrative	15,014	5,631

Total stock-based compensation expense	$30,834	$13,667

In connection with the SandForce acquisition, the Company assumed stock options and restricted stock units (“RSUs”) originally granted by SandForce. Stock-based compensation expense in the first quarter of 2012 included $4.5 million of expense related to the accelerated vesting of stock options and RSUs for certain SandForce employees and $2.4 million related to stock options and RSUs assumed.

The Company has issued RSUs that will not vest unless specified performance criteria are met. In the first quarter of 2012, the compensation committee of the board of directors authorized additional vesting of performance-based RSUs where the Company’s performance had been adversely affected as a result of the flooding that occurred in Thailand in the fourth quarter of 2011 and as a result, vesting levels would have been lower. The Company recognized $4.4 million of stock-based compensation expense related to the additional vesting. No executive officers were included in the group of employees that received additional vesting. Executive officers hold RSUs, the vesting of which depends on the Company’s performance compared to specified peer companies over a three-year period. In the first quarter of 2012, the Company revised its estimate of the number of awards that will ultimately vest based on the Company’s latest financial performance. As a result, the Company recognized $2.4 million of stock-based compensation expense related to the change in estimate.

Stock Options

The fair value of each option grant is estimated as of the date of grant using a reduced-form calibrated binomial lattice model (“lattice model”). The following table summarizes the weighted-average assumptions that the Company applied in the lattice model:

	Three Months Ended
	April 1, 2012	April 3, 2011
Estimated grant date fair value per share	$2.86	$2.08
Expected life (years)	4.46	4.45
Risk-free interest rate	1%	2%
Volatility	47%	47%

The following table summarizes changes in stock options outstanding:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at December 31, 2011	64,245	$6.19
Assumed in SandForce acquisition	7,542	$0.75
Granted	4,980	$8.51
Exercised	(11,129)	$5.87
Canceled	(1,352)	$9.89

Options outstanding at April 1, 2012	64,286	$5.71	4.27	$198,711

Options exercisable at April 1, 2012	38,200	$6.31	2.87	$98,143

Restricted Stock Units

The cost of service-based and performance-based RSUs is determined using the fair value of the Company’s common stock on the date of grant. For performance-based RSUs, the Company also considers the probability that those RSUs will vest.

Service-based:

The vesting of service-based RSUs requires that the employees remain employed by the Company for a specified period of time.

The following table summarizes changes in service-based RSUs outstanding:

	$xxxxxxx	$xxxxxxx
	Number of Units	Weighted-Average Grant Date Fair Value per Share
	(In thousands)
Unvested service-based RSUs at December 31, 2011	12,085	$5.94
Assumed in SandForce acquisition	1,576	6.17
Granted	6,438	8.42
Vested	(2,587)	5.93
Forfeited	(300)	6.14

Unvested service-based RSUs at April 1, 2012	17,212	$6.89

As of April 1, 2012, the total unrecognized compensation expense related to the service-based RSUs, net of estimated forfeitures, was $104.0 million and will be recognized over the next 3.1 years on a weighted-average basis. The total grant date fair value of service-based RSUs granted was $54.2 million and $46.4 million for the three months ended April 1, 2012 and April 3, 2011, respectively. The total fair value of the shares that vested was $22.0 million and $10.3 million for the three months ended April 1, 2012 and April 3, 2011, respectively.

Performance-based:

The vesting of performance-based RSUs is contingent upon the Company meeting specified performance criteria and requires that the employees remain employed by the Company for a specified period of time.

The following table summarizes changes in performance-based RSUs outstanding:

	Number of Units	Weighted-Average Grant Date Fair Value per Share
	(In thousands)
Unvested performance-based RSUs at December 31, 2011	4,729	$5.98
Granted	2,942	8.53
Vested	(1,446)	5.85
Forfeited	(467)	6.23

Unvested performance-based RSUs at April 1, 2012	5,758	$7.30

As of April 1, 2012, the total unrecognized compensation expense related to performance-based RSUs, net of estimated forfeitures, was $36.3 million and, if the performance conditions are fully met, will be recognized over the next 3 years. The total grant date fair value of performance-based RSUs granted was $25.1 million and $26.1 million for the three months ended April 1, 2012 and April 3, 2011, respectively. The total fair value of the shares issued upon the vesting of performance-based RSUs was $12.3 million and $6.3 million for the three months ended April 1, 2012 and April 3, 2011, respectively.

A total of 9,117,372 shares of common stock were reserved for future issuance upon exercise of options and RSUs assumed in the SandForce acquisition. Those options and RSUs are included in the preceding tables. The options vest over four years and have ten year terms. The RSUs vest over two to four years.

Employee Stock Purchase Plan

Compensation expense for the Company’s ESPP is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Under the ESPP, rights to purchase shares are granted during the second and fourth quarters of each year. No shares related to the ESPP were issued during the three months ended April 1, 2012 or April 3, 2011.

Note 3 — Common Stock Repurchases

On March 9, 2011, the Company’s Board of Directors authorized a stock repurchase program of up to $750.0 million of the Company’s common stock. Repurchases under this program have been funded from the proceeds of the sale of the external storage systems business, available cash and short-term investments. The Company repurchased 4.6 million shares for $38.2 million during the three months ended April 1, 2012. As of April 1, 2012, $213.0 million remained available under this stock repurchase program. Repurchased shares are retired immediately after the repurchases are completed. Retirement of repurchased shares is recorded as a reduction of common stock and additional paid-in capital.

Note 4 — Restructuring and Other Items

The following table summarizes items included in restructuring of operations and other items, net:

	Three Months Ended
	April 1, 2012		April 3, 2011
	(In thousands)
Lease terminations	$1,634	(a)	$1,688	(a)
Employee severance and benefits	431		1,643	(b)

Total restructuring expense	2,065		3,331
Other items, net	13,397	(c)	(525)

Total restructuring of operations and other items, net	$15,462		$2,806

(a)	Includes changes in time value, on-going operating expense and changes in estimates incurred from previously vacated facilities.

(b)	Relates to restructuring actions taken during the first quarter of 2011 as the Company continued to streamline operations.

(c)	Primarily consists of $8.3 million of SandForce acquisition-related costs and $4.6 million of costs associated with the transition service agreements entered into in connection with the sale of the external storage systems business.

The following table summarizes the significant activity within, and components of, the Company’s restructuring obligations:

	Lease Terminations		Employee Severance and Benefits		Total
Balance at December 31, 2011	$11,752		$10,444		$22,196
Expense	1,634		431		2,065
Utilized	(2,564	)(a)	(8,168	)(a)	(10,732)

Balance at April 1, 2012	$10,822	(b)	$2,707	(b)	$13,529

(a)	Represents cash payments.

(b)	The balance remaining for lease terminations is expected to be paid during the remaining terms of the leases, which extend through 2013. The balance remaining for employee severance and benefits is expected to be paid by the end of the second quarter of 2012.

Note 5 — Business Combination

The acquisition made during the three months ended April 1, 2012 is presented below.

Acquisition of SandForce

On January 3, 2012, the Company completed the acquisition of SandForce. SandForce was a provider of flash storage processors for enterprise and client flash solutions and solid state drives. This acquisition is expected to enhance LSI’s position in storage technology solutions.

Total consideration consisted of the following (in thousands):

Cash paid, net of cash acquired	$319,231
Fair value of partially vested equity awards	19,089
Fair value of LSI’s previous investment in SandForce	8,120

Total	$346,440

In connection with the SandForce acquisition, the Company assumed stock options and RSUs originally granted by SandForce and converted them into LSI stock options and RSUs. The portion of the fair value of partially vested equity awards associated with prior service of SandForce employees represents a component of the total consideration for the SandForce acquisition, as presented above. Stock options assumed were valued using a binomial lattice model calibrated to the exercise behavior of LSI’s employees. RSUs were valued based on LSI’s stock price as of the acquisition date.

Prior to the acquisition, the Company held an equity interest in SandForce. The Company determined the fair value by applying the per share value of the contractual cash consideration to the SandForce shares held by the Company immediately prior to the acquisition. The fair value of the Company’s pre-acquisition investment in SandForce represents a component of total consideration, as presented above. As a result of re-measuring the pre-acquisition equity interest in SandForce to fair value, the Company recognized a gain of $5.8 million, which was included in interest income and other, net, for the three month period ended April 1, 2012.

The allocation of the purchase price to SandForce’s tangible and identified intangible assets acquired and liabilities assumed was based on their estimated fair values.

The purchase price has been allocated as follows (in thousands):

Accounts receivable	$10,711
Inventory	24,268
Identified intangible assets	172,400
Goodwill	183,461
Net deferred tax liabilities	(43,198)
Other, net	(1,202)

Total	$346,440

The goodwill is primarily attributable to the assembled workforce of SandForce and synergies and economies of scale expected from combining the operations of LSI and SandForce. The goodwill recognized is not deductible for tax purposes.

Identified intangible assets were comprised of the following:

	Fair Value	Weighted- Average Life
	(In thousands)	(In years)
Current technology	$73,400	4.0
Customer relationships	41,700	7.0
Order backlog	4,500	0.5
Trade names	1,500	3.0

Total identified intangible assets subject to amortization	121,100	4.9
In-process research and development	51,300

Total identified intangible assets	$172,400

The allocation of the purchase price to identified intangible assets acquired was based on the Company’s best estimate of the fair value of such assets. Fair value for acquired identified intangible assets is determined based on inputs that are unobservable and significant to the overall fair value measurement. As such, acquired intangible assets are classified as Level 3 assets.

The fair value of each of the Company’s identified intangible assets was determined using a discounted cash flow methodology. The cash flows for each category of identified intangible assets represent the estimated incremental effect on the Company’s cash flows directly attributable to that intangible asset over its estimated remaining life. Estimated cash flows represent expected incremental revenues, net of returns on contributory assets and after considering estimated incremental operating costs and income taxes. Discount rates ranging from 12.9% to 17.9% were used based on the cost of capital, adjusted to reflect the specific risk associated with each of the cash flows.

Current technology represents the fair value of SandForce products that had reached technological feasibility and were a part of its product offering. Customer relationships represent the fair values of the underlying relationships with SandForce’s customers.

In-process research and development (“IPR&D”) represents the fair value of incomplete research and development projects that had not reached technological feasibility as of the date of the acquisition. At the time of acquisition, SandForce had IPR&D related to its next generation flash storage processor (the “Griffin project”). At April 1, 2012, expected costs to complete the Griffin project are approximately $28 million through its anticipated completion date in 2013. Total revenues for the Griffin project are expected to extend through 2018. The acquisition date fair value of the Griffin project will be either amortized or impaired depending on whether the project is completed or abandoned.

From January 3, 2012 through April 1, 2012, SandForce contributed approximately $31.8 million to the Company’s revenues. In addition, during the first quarter of 2012, the Company recognized $8.3 million of acquisition-related costs included in restructuring of operations and other items, net. It is impracticable to determine the effect on net income resulting from the SandForce acquisition for the three months ended April 1, 2012, as the Company immediately integrated SandForce into its ongoing operations. As such, the impact of SandForce is not separable from the Company’s consolidated results of operations.

Historical pro forma results giving effect to the acquisition have not been presented because such effect is not material to the prior period financial results.

There were no acquisitions during the three months ended April 3, 2011.

Note 6 — Benefit Obligations

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

The following table summarizes the components of the net periodic benefit cost or credit:

	Three Months Ended
	April 1, 2012		April 3, 2011
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In thousands)
Service cost	$109	$25	$134	$17
Interest cost	15,252	650	16,850	625
Expected return on plan assets	(17,023)	(1,050)	(16,998)	(1,032)
Amortization of prior service cost and transition asset	4	—	5	—
Amortization of net actuarial loss	3,465	500	1,681	92

Total benefit cost/(credit)	$1,807	$125	$1,672	$(298)

During the three months ended April 1, 2012, the Company contributed $11.3 million to its U.S. defined benefit pension plans and $0.2 million to its non-qualified supplemental pension plan. The Company expects to contribute an additional $83.6 million to its pension plans during the remainder of 2012. The Company does not expect to contribute to its post-retirement benefit plan in 2012.

Note 7 — Cash Equivalents and Investments

The following tables summarize the Company’s cash equivalents and investments measured at fair value:

	$xxxxxxxx		$xxxxxxxx		$xxxxxxxx	$xxxxxxxx
	Fair Value Measurements as of April 1, 2012
	Level 1		Level 2		Level 3	Total
	(In thousands)
Cash equivalents:
Money-market funds	$367,076	(a)	$—		$—	$367,076
U.S. government and agency securities	—		5,285	(b)	—	5,285

Total cash equivalents	$367,076		$5,285		$—	$372,361

Available-for-sale debt securities:
Asset-backed and mortgage-backed securities:
Agency securities	$—		$103,410	(b)	$—	$103,410
Non-agency securities	—		8,184	(b)	—	8,184
U.S. government and agency securities	9,390	(a)	30,654	(b)	—	40,044
Corporate debt securities	—		10,776	(b)	—	10,776

Total short-term investments	$9,390		$153,024		$—	$162,414

Long-term investments in equity securities:
Marketable available-for-sale equity securities	$1,841	(c)	$—		$—	$1,841

	Fair Value Measurements as of December 31, 2011
	Level 1		Level 2		Level 3	Total
	(In thousands)
Cash equivalents:
Money-market funds	$674,219	(a)	$—		$—	$674,219
Available-for-sale debt securities:
Asset-backed and mortgage-backed securities:
Agency securities	$—		$97,408	(b)	$—	$97,408
Non-agency securities	—		9,989	(b)	—	9,989
U.S. government and agency securities	5,403	(a)	30,572	(b)	—	35,975
Corporate debt securities	—		12,272	(b)	—	12,272

Total short-term investments	$5,403		$150,241		$—	$155,644

Long-term investments in equity securities:
Marketable available-for-sale equity securities	$1,514	(c)	$—		$—	$1,514

(a)	The fair value of money-market funds is determined using unadjusted prices in active markets. The fair value of these U.S. government and agency securities is determined using quoted prices in active markets.

(b)	These investments are traded less frequently than Level 1 securities and are valued using inputs that include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates, yield curves, prepayment speeds, collateral performance, broker/dealer quotes and indices that are observable at commonly quoted intervals.

(c)	The fair value of marketable equity securities is determined using quoted market prices in active markets. These amounts are included within other assets in the condensed consolidated balance sheets.

As of April 1, 2012 and December 31, 2011, the aggregate carrying value of the Company’s non-marketable securities was $41.6 million and $43.9 million, respectively.

Upon the acquisition of SandForce, the Company recognized a gain of $5.8 million as a result of re-measuring its pre-acquisition equity interest in SandForce to estimated fair value. There were no non-marketable securities fair-valued during the three months ended April 3, 2011. There were no sales of non-marketable securities during the three months ended April 1, 2012 or April 3, 2011.

Investments in Available-for-Sale Securities

The following tables summarize the Company’s available-for-sale securities:

	$xxxxxxx	$xxxxxxx	$xxxxxxx	$xxxxxxx
	April 1, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Short-term debt securities:
Asset-backed and mortgage-backed securities	$104,656	$7,383	$(445)	$111,594
U.S. government and agency securities	39,262	794	(12)	40,044
Corporate debt securities	10,609	168	(1)	10,776

Total short-term debt securities	$154,527	$8,345	$(458)	$162,414

Long-term marketable equity securities	$669	$1,173	$(1)	$1,841

	December 31, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Short-term debt securities:
Asset-backed and mortgage-backed securities	$99,884	$7,891	$(378)	$107,397
U.S. government and agency securities	35,179	799	(3)	35,975
Corporate debt securities	12,146	153	(27)	12,272

Total short-term debt securities	$147,209	$8,843	$(408)	$155,644

Long-term marketable equity securities	$669	$846	$(1)	$1,514

As of April 1, 2012, there were 73 investments in an unrealized loss position. The following tables summarize the gross unrealized losses and fair values of the Company’s short-term investments that have been in a continuous unrealized loss position for less than and greater than 12 months, aggregated by investment category:

	$xxxxxxxx	$xxxxxxxx	$xxxxxxxx	$xxxxxxxx
	April 1, 2012
	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Asset-backed and mortgage-backed securities	$17,274	$(380)	$1,406	$(65)
U.S. government and agency securities	10,092	(12)	—	—
Corporate debt securities	202	(1)	502	—

Total	$27,568	$(393)	$1,908	$(65)

	$xxxxxxxx	$xxxxxxxx	$xxxxxxxx	$xxxxxxxx
	December 31, 2011
	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Asset-backed and mortgage-backed securities	$10,645	$(286)	$1,301	$(92)
U.S. government and agency securities	3,872	(3)	—	—
Corporate debt securities	2,375	(27)	505	—

Total	$16,892	$(316)	$1,806	$(92)

There were no impairment charges for marketable securities for the three months ended April 1, 2012 or April 3, 2011. Net realized gains on sales of available-for-sale securities were not material for the three months ended April 1, 2012 and April 3, 2011.

Contractual maturities of available-for-sale debt securities as of April 1, 2012 were as follows:

Available-For-Sale Debt Securities
(In thousands)
Due within one year	$14,724
Due in 1-5 years	38,896
Due in 5-10 years	12,173
Due after 10 years	96,621

Total	$162,414

The maturities of asset-backed and mortgage-backed securities were allocated based on contractual principal maturities assuming no prepayments.

Note 8 — Supplemental Financial Information

Inventories

	April 1, 2012	December 31, 2011
	(In thousands)
Raw materials	$147	$236
Work-in-process	74,068	78,886
Finished goods	126,635	100,913

Total inventories	$200,850	$180,035

Goodwill

The following table summarizes goodwill activity for the first quarter of 2012:

Goodwill
Balance as of December 31, 2011	$72,377
Addition due to SandForce acquisition	183,461

Balance as of April 1, 2012	$255,838

There was no impairment charge for goodwill during the first quarters of 2012 or 2011. The accumulated impairment loss as of April 1, 2012 was $2.4 billion.

Accumulated Other Comprehensive Loss

The following tables present the components of, and the changes in, accumulated other comprehensive loss, net of taxes:

	Balance at December 31, 2011	Other Comprehensive Income	Balance at April 1, 2012
	(In thousands)
Accumulated net foreign currency translation adjustments	$42,138	$1,447	$43,585
Accumulated net unrealized gain on investments	5,942	196	6,138
Accumulated net unrealized loss on derivatives	(2,551)	1,313	(1,238)
Accumulated actuarial loss on pension and post-retirement plans	(578,757)	3,969	(574,788)

Total accumulated other comprehensive loss	$(533,228)	$6,925	$(526,303)

There was no tax effect on any item of other comprehensive income for the quarters ended April 1, 2012 and April 3, 2011.

Reconciliation of Basic and Diluted Shares

The following table provides a reconciliation of basic and diluted shares:

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)
Basic shares	566,709	615,450
Dilutive effect of stock options, employee stock purchase rights and restricted stock unit awards	23,847	14,283

Diluted shares	590,556	629,733

The weighted-average common share equivalents that were excluded from the computation of diluted shares because their inclusion would have had an anti-dilutive effect on net income per share were as follows:

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)
Anti-dilutive securities:
Stock options	15,929	48,331
Restricted stock unit awards	4,710	16,217

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

Cash-Flow Hedges

The Company enters into forward contracts that are designated as foreign-currency cash-flow hedges of selected forecasted payments denominated in currencies other than U.S. dollars. These forward contracts generally mature within twelve months. The Company evaluates and calculates the effectiveness of each hedge at least quarterly. Changes in fair value attributable to changes in time value are excluded from the assessment of effectiveness and are recognized in interest income and other, net. The effective portion of the forward contracts’ gain or loss is recorded in other comprehensive income and, when the hedged expense is recognized, is subsequently reclassified into earnings within the same line item in the statements of operations as the impact of the hedged transaction. The ineffective portion of the gain or loss is reported in earnings immediately. As of April 1, 2012 and December 31, 2011, the total notional value of the Company’s outstanding forward contracts, designated as foreign-currency cash-flow hedges, was $37.0 million and $36.9 million, respectively.

Other Foreign-Currency Hedges

The Company enters into foreign-exchange forward contracts that are used to hedge certain foreign-currency-denominated assets or liabilities and that do not qualify for hedge accounting. These forward contracts generally mature within three months. Changes in the fair value of these forward contracts are recorded immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged. As of April 1, 2012 and December 31, 2011, the total notional value of the Company’s outstanding forward contracts, not designated as hedges under hedge accounting, was $32.1 million and $37.6 million, respectively. For the three months ended April 1, 2012 and April 3, 2011, gains of $1.1 million and $1.8 million, respectively, on other foreign-currency hedges were recognized in interest income and other, net. These amounts were substantially offset by the losses on the underlying foreign-currency-denominated assets or liabilities.

Fair Value of Derivative Instruments

As of April 1, 2012 and December 31, 2011, the total fair value of derivative assets was $0.1 million, and was recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets. As of April 1, 2012 and December 31, 2011, the total fair value of derivative liabilities was $1.3 million and $3.0 million, respectively, and was recorded in other accrued liabilities in the condensed consolidated balance sheets.

Note 10 — Segment, Geographic and Product Information

The Company operates in one reportable segment — the Semiconductor segment.

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

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)
North America*	$158,969	$120,918
Asia	414,022	302,658
Europe and the Middle East	49,433	49,688

Total	$622,424	$473,264

*	Primarily the United States.

Information about Product Groups

The following table presents the Company’s revenues by product groups:

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)
Storage products	$488,469	$336,387
Networking products	107,022	112,000
Other	26,933	24,877

Total	$622,424	$473,264

Note 11 — Income Taxes

The Company recorded income tax benefits of $49.1 million and $4.1 million for the three months ended April 1, 2012 and April 3, 2011, respectively.

The income tax benefit for the three months ended April 1, 2012 included a tax benefit of $43.2 million due to the release of valuation allowance resulting from the net deferred tax liabilities recorded as part of the SandForce purchase price allocation. The income tax benefit for the three months ended April 1, 2012 also included a reversal of $10.2 million in liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $5.2 million and interest and penalties of $5.0 million, as a result of the expiration of statutes of limitations in multiple jurisdictions.

The income tax benefit for the three months ended April 3, 2011 included a reversal of $8.2 million in liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $4.8 million and interest and penalties of $3.4 million, as a result of the expiration of statutes of limitations in multiple jurisdictions.

The Company computes its tax provision using an estimated annual tax rate. The Company excludes certain loss jurisdictions from the computation of the estimated annual rate when no benefit can be realized on those losses. With the exception of certain foreign jurisdictions, the Company believes it is not more likely than not that the future benefit of the deferred tax assets will be realized.

As of April 1, 2012, the Company had $174.3 million of unrecognized tax benefits, for which the Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, the Company estimates that the unrecognized tax benefits, plus accrued interest and penalties, could decrease by up to $16.8 million.

Note 12 — Related Party Transactions

A member of the Company’s board of directors is also a member of the board of directors of Seagate Technology (“Seagate”). The Company sells semiconductors used in storage product applications to Seagate for prices comparable to those charged to an unrelated third party. Revenues from sales by the Company to Seagate were $207.0 million and $98.6 million for the three months ended April 1, 2012 and April 3, 2011, respectively. The Company had accounts receivable from Seagate of $141.9 million and $90.3 million as of April 1, 2012 and December 31, 2011, respectively.

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

The Company purchased $12.2 million and $10.8 million of inventory from SMP during the three months ended April 1, 2012 and April 3, 2011, respectively. As of April 1, 2012 and December 31, 2011, the amounts payable to SMP were $14.7 million and $5.0 million, respectively.

Note 13 — Commitments, Contingencies and Legal Matters

Purchase Commitments

The Company maintains purchase commitments with certain suppliers, primarily for raw materials and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time horizon as mutually agreed upon between the parties. This forecasted time horizon can vary for different suppliers. As of April 1, 2012, the Company had purchase commitments of $449.0 million, which are due through 2016.

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

Guarantees

Product Warranties:

The following table sets forth a summary of changes in product warranties:

Accrued Warranties
(In thousands)
Balance as of December 31, 2011	$6,334
Accruals for warranties issued during the period	808
Adjustments to pre-existing accruals (including changes in estimates)	(29)
Warranty liabilities assumed in SandForce acquisition	426
Settlements made during the period (in cash or in kind)	(786)

Balance as of April 1, 2012	$6,753

Standby Letters of Credit:

The Company had outstanding obligations relating to standby letters of credit of $3.5 million as of April 1, 2012 and as of December 31, 2011. Standby letters of credit are financial guarantees provided by third parties for leases, customs and certain self-insured risks. If the guarantees are called, the Company must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amounts. The standby letters of credit generally renew annually.

Indemnifications

The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party. These obligations arise primarily in connection with sales contracts, license agreements or agreements for the sale of assets, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of warranties, representations and covenants related to such matters as title to assets sold, validity of certain intellectual property rights, non-infringement of third-party rights, and certain income tax-related matters. In each of these circumstances, payment by the Company is typically subject to the other party making a claim to and cooperating with the Company pursuant to the procedures specified in the particular contract. This usually allows the Company to challenge the other party’s claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, the Company’s obligations under these agreements may be limited in terms of activity (typically to replace or correct the products or terminate the agreement with a refund to the other party), duration and/or amounts. In some instances, the Company may have recourse against third parties covering certain payments made by the Company.

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

On December 1, 2010, Rambus Inc. (“Rambus”) filed a lawsuit against LSI in the United States District Court for the Northern District of California alleging that LSI products infringe one or more of 19 Rambus patents. These products contain either DDR-type memory controllers or certain high-speed SerDes peripheral interfaces, such as PCI Express interfaces and certain SATA and SAS interfaces. Rambus is seeking unspecified monetary damages, treble damages and costs, expenses and attorneys’ fees due to alleged willfulness, interest and permanent injunctive relief in this action. In addition, on December 1, 2010, Rambus filed an action with the International Trade Commission (“ITC”) against LSI and five of its customers alleging that LSI products infringe six of the 19 patents in the California case. Rambus also named five other companies and a number of their customers in the ITC action. Rambus is seeking an exclusionary order against LSI and its customers in the ITC action, which, if granted, would preclude LSI and its customers from selling these products in the U.S. The ITC held a hearing on the matter in October 2011. On March 2, 2012, an administrative law judge found that LSI infringed Rambus’ patents; however, the judge also found the patents invalid or unenforceable or both, and accordingly, found no violation of section 337 of the 1930 Tariff Act. On May 3, 2012, the ITC determined to review in the entirety the administrative law judge’s finding of no violation. The Company is unable to estimate the possible loss or range of loss, if any, that may be incurred with respect to these proceedings.

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

Note 14 — Discontinued Operations

On May 6, 2011, the Company completed the sale of substantially all of its external storage systems business to NetApp for $480.0 million in cash. The strategic decision to exit the external storage systems business was based on the Company’s expectation that long-term shareholder value could be maximized by becoming a pure-play semiconductor company. Under the terms of the agreement, NetApp purchased substantially all the assets of the Company’s external storage systems business, which developed and delivered external storage systems products and technology to a wide range of partners who provide storage solutions to end customers. As part of the transaction, the Company is providing transitional services to NetApp for a period of up to 18 months. The purpose of these services is to provide short-term assistance to the buyer in assuming the operations of the purchased business.

Following is selected financial information included in loss from discontinued operations:

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)
Revenues	$—	$155,690

Loss before income taxes	$—	$(7,910)
Provision for income taxes	—	482

Loss from discontinued operations	$—	$(8,392)

In the quarter ended April 3, 2011, the Company recognized $23.8 million of restructuring expense as the Company terminated employees, closed several office locations, terminated certain contracts, discontinued various development projects and wrote-off intangible assets and software due to the cancellation of development programs in connection with the exit of the external storage systems business.

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

Our products are sold primarily to original equipment manufacturer, or OEM, companies in the server, storage and networking industries. We also sell our products through a network of resellers and distributors.

On January 3, 2012, we acquired SandForce for total consideration of approximately $346.4 million, net of cash acquired. SandForce was a provider of flash storage processors for enterprise and client flash solutions and solid state drives. This acquisition is expected to enhance LSI’s position in storage technology solutions.

On May 6, 2011, we sold our external storage systems business for $480.0 million in cash. That business sold external storage systems, primarily to OEMs, who resold these products to end customers under their own brand name. We have reflected the external storage systems business as discontinued operations in our condensed consolidated statements of operations and, as such, the results of that business have been excluded from all line items other than “Loss from discontinued operations” for all periods presented. We believe that, as a result of this sale, we are seeing increasing interest in our products from other external storage systems OEMs who previously were reluctant to buy our products because they viewed us as a competitor.

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

During the first quarter of 2012, we reported revenue of $622.4 million, compared to $473.3 million for the first quarter of 2011, and net income of $75.2 million, or $0.13 per diluted share, compared to $10.2 million, or $0.02 per diluted share, for the first quarter of 2011.

On March 9, 2011, our Board of Directors authorized a stock repurchase program of up to $750.0 million of our common stock. During the three months ended April 1, 2012, we repurchased 4.6 million shares for $38.2 million under this program.

We ended the first quarter of 2012 with cash and cash equivalents, together with short-term investments, of $623.1 million, a decline from $935.5 million at the end of 2011, primarily attributable to the cash we used for the acquisition of SandForce.

In 2011, Thailand experienced significant flooding, which adversely affected the operations of various technology companies, particularly those involved in the hard disk drive industry. We have a supplier in Thailand that performs assembly and test functions for our semiconductor products and that supplier’s facility was affected by flooding. As a result of the flooding, our ability to supply system-on-a-chip and pre-amplifier products to hard disk drive customers, as well as the operations of some hard disk drive customers and their other suppliers, were constrained in the fourth quarter of 2011. In the first quarter of 2012, our operations and those of many of our customers recovered significantly. We currently believe that we can meet anticipated demand for our products from hard disk drive customers.

The prices of certain commodities used in the production of semiconductors have increased in recent periods, adversely affecting our gross margins. For example, we use gold in the production of semiconductors and the market price of gold increased significantly in the second half of 2011 and remained at elevated levels through the first quarter of 2012. We do not currently enter into hedging transactions to manage our exposure to changes in the prices of gold or other commodities, although we may choose to do so in the future. Further increases in commodity costs or sustained increased prices may continue to have an adverse impact on our gross margins.

As we look forward into the remainder of 2012, we are focused on a number of key objectives, including:

•	Successfully completing the integration of SandForce into our business;

•	Carefully managing our production of semiconductors for hard disk drives as that industry continues to recover from the flooding in Thailand;

•	Successfully delivering products to customers to support share gains and new product ramps we anticipate;

•	Improving our gross margins and controlling operating expenses to drive improved financial performance;

•	Meeting or exceeding our development, product quality and delivery commitments to our customers;

•	Identifying attractive opportunities for future products, particularly in areas that are adjacent to technologies where we have strong capabilities;

•	Developing leading-edge new technologies; and

•	Developing the skills of our workforce.

RESULTS OF OPERATIONS

Revenues

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In millions)
Revenues	$622.4	$473.3

Revenues increased by $149.1 million, or 31.5%, for the three months ended April 1, 2012 as compared to the three months ended April 3, 2011. The increase was primarily attributable to increased unit sales of semiconductors used in storage applications, such as hard disk drives as part of the recovery from the Thailand flood in late 2011 and the ramping of new products to existing customers. The increase was also due to a $31.8 million increase in sales of semiconductors used in flash storage processors as a result of the acquisition of SandForce.

Significant Customers:

The following table provides information about sales to Seagate, which was our only customer that accounted for 10% or more of our consolidated revenues:

	Three Months Ended
	April 1, 2012	April 3, 2011
Percentage of revenues	33%	21%

Revenues by Geography

The following table summarizes our revenues by geography based on the ordering location of the customer. Because we sell our products primarily to other sellers of technology products and not to end users, the information in the table below may not accurately reflect geographic end-user demand for our products.

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In millions)
North America*	$159.0	$120.9
Asia	414.0	302.7
Europe and the Middle East	49.4	49.7

Total	$622.4	$473.3

*	Primarily the United States.

Revenues in North America and Asia increased by $38.1 million, or 31.5%, and $111.3 million, or 36.8%, respectively for the three months ended April 1, 2012 as compared to the three months ended April 3, 2011. These increases were primarily attributable to increased unit sales of semiconductors used in storage product applications.

Revenues by Product Groups

The following table presents our revenues by product groups:

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In millions)
Storage products	$488.5	$336.4
Networking products	107.0	112.0
Other	26.9	24.9

Total	$622.4	$473.3

Revenues from storage products increased by $152.1 million, or 45.2%, for the three months ended April 1, 2012 as compared to the three months ended April 3, 2011. The increase was primarily attributable to increased unit sales of semiconductors used in hard disk drives as part of the recovery from the Thailand flood in late 2011 and the ramping of new products to existing customers. The increase was also due a $31.8 million increase in sales of semiconductors used in flash storage processors as a result of the acquisition of SandForce.

Revenues from networking products decreased by $5.0 million, or 4.5%, for the three months ended April 1, 2012 as compared to the three months ended April 3, 2011. The decrease was primarily due to a decrease in unit sales of semiconductors used in older networking product applications.

Other revenues result primarily from the licensing of our intellectual property.

Gross Profit Margin

	Three Months Ended
	April 1, 2012	April 3, 2011
	(Dollars in millions)
Gross profit margin	$286.9	$224.2
Percentage of revenues	46.1%	47.4%

Gross profit margin as a percentage of revenues decreased for the three months ended April 1, 2012 as compared to the three months ended April 3, 2011. The decrease was primarily attributable to a 2.3% adverse effect on gross profit margin resulting from fair valuing inventories acquired from SandForce and higher commodity costs used in our products, partially offset by a decrease in amortization of identified intangible assets and higher overall absorption of fixed costs as a result of a 31.5% increase in revenues.

Research and Development

	Three Months Ended
	April 1, 2012	April 3, 2011
	(Dollars in millions)
Research and development	$169.9	$142.3
Percentage of revenues	27.3%	30.1%

R&D expense increased by $27.6 million, or 19.4%, for the three months ended April 1, 2012 as compared to the three months ended April 3, 2011. The increase was primarily attributable to higher compensation-related expense primarily as a result of headcount additions from the acquisition of SandForce, higher stock-based compensation expense as a result of the modification of performance-based restricted stock units granted to certain non-executive employees in 2011 and options and restricted stock units assumed in the acquisition of SandForce, higher performance-based compensation expense as a result of improved financial performance, and increased information technology related costs for R&D projects. As a percentage of revenues, R&D expense declined from 30.1% in the first quarter of 2011 to 27.3% in the first quarter of 2012 as a result of higher revenues for the first quarter of 2012 as compared to the same period of 2011.

Selling, General and Administrative

	Three Months Ended
	April 1, 2012	April 3, 2011
	(Dollars in millions)
Selling, general and administrative	$90.1	$68.9
Percentage of revenues	14.5%	14.6%

SG&A expense increased by $21.2 million, or 30.8%, for the three months ended April 1, 2012 as compared to the three months ended April 3, 2011. The increase was primarily due to higher stock-based compensation expense as a result of the acquisition of SandForce including a $4.5 million charge related to accelerated vesting of stock options and restricted stock units for certain SandForce employees and a $2.3 million charge related to a change in estimate for performance-based restricted stock units granted to certain executives, higher compensation-related expense primarily as a result of headcount additions to support revenue growth and from the acquisition of SandForce, and higher performance-based compensation expense as a result of improved financial performance. As a percentage of revenues, SG&A expense remained relatively flat in the first quarter of 2012 compared to the first quarter of 2011 as the impact of higher revenues was offset by increased SG&A expense.

Restructuring of Operations and Other Items, net

The following table summarizes items included in restructuring of operations and other items, net:

	Three Months Ended
	April 1, 2012		April 3, 2011
	(In millions)
Lease terminations	$1.6	(a)	$1.7	(a)
Employee severance and benefits	0.5		1.6	(b)

Total restructuring expense	2.1		3.3
Other items, net	13.4	(c)	(0.5)

Total restructuring of operations and other items, net	$15.5		$2.8

(a)	Includes changes in time value, on-going operating expenses and changes in estimates incurred from previously vacated facilities.

(b)	Relates to restructuring actions taken during the first quarter of 2011 as we continued to streamline operations.

(c)	Primarily consists of $8.3 million of SandForce acquisition-related costs and $4.6 million of costs associated with the transition service agreements entered into in connection with the sale of the external storage systems business.

Interest Income and Other, net

The following table summarizes components of interest income and other, net:

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In millions)
Interest income	$1.6	$3.4
Other income, net	13.1	0.9

Total	$14.7	$4.3

Interest income decreased by $1.8 million for the three months ended April 1, 2012 as compared to the three months ended April 3, 2011. The decrease was primarily due to the absence of interest income in 2012 on a note we received in connection with the sale of a business in 2007. The decrease was also attributable to lower interest rates in the first quarter of 2012 as compared to the same period in 2011.

Other income, net, for the three months ended April 1, 2012 primarily included a $5.8 million gain as a result of re-measuring our pre-acquisition equity interest in SandForce to estimated fair value and $4.5 million of income for services provided under the transition service agreements entered into in connection with the sale of the external storage systems business.

Benefit from Income Taxes

We recorded income tax benefits of $49.1 million and $4.1 million for the three months ended April 1, 2012 and April 3, 2011, respectively.

The income tax benefit for the three months ended April 1, 2012 included a tax benefit of approximately $43.2 million due to the release of valuation allowance resulting from the net deferred tax liabilities recorded as part of the SandForce purchase price allocation. The income tax benefit for the three months ended April 1, 2012 also included a reversal of $10.2 million in liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $5.2 million and interest and penalties of $5.0 million, as a result of the expiration of statutes of limitations in multiple jurisdictions.

The income tax benefit for the three months ended April 3, 2011 included a reversal of $8.2 million in liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $4.8 million and interest and penalties of $3.4 million, as a result of the expiration of statutes of limitations in multiple jurisdictions.

We compute our tax provision using an estimated annual tax rate. We exclude certain loss jurisdictions from the computation of the estimated annual rate when no benefit can be realized on those losses. With the exception of certain foreign jurisdictions, we believe it is not more likely than not that the future benefit of the deferred tax assets will be realized.

Discontinued Operations

Following is selected financial information included in loss from discontinued operations:

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In millions)
Revenues	$—	$155.7

Loss before income taxes	$—	$(7.9)
Provision for income taxes	—	0.5

Loss from discontinued operations	$—	$(8.4)

In the quarter ended April 3, 2011, we recognized $23.8 million of restructuring expense as we terminated employees, closed several office locations, terminated certain contracts, discontinued various development projects and wrote off intangible assets and software due to the cancellation of development programs in connection with the exit of the external storage systems business.

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

Cash, cash equivalents and short-term investments decreased to $623.1 million as of April 1, 2012 from $935.5 million as of December 31, 2011. The decrease was mainly due to $319.2 million of cash used in connection with the acquisition of SandForce and cash outflows for other investing activities, offset in part by cash inflows generated from operating activities and financing activities, as described below.

Working Capital

Working capital decreased by $243.7 million to $718.1 million as of April 1, 2012 from $961.8 million as of December 31, 2011. The decrease was primarily attributable to the following:

•

Cash, cash equivalents and short-term investments decreased by $312.4 million primarily due to the use of $319.2 million in connection with the acquisition of SandForce in January 2012, the use of $65.0 million for purchases of property and equipment and the use of $38.2 million to repurchase our common stock, offset in part by net cash provided by operating activities of $50.2 million; and

•

Accounts payable increased by $47.1 million primarily due to an increase in inventory purchases to support new product introductions and expected increases in product demand in future quarters, and to a lesser extent, due to the normal timing of invoice receipts and payments.

These decreases in working capital were offset in part by the following:

•	Accounts receivable increased by $55.6 million primarily as a result of increased revenues in the first quarter of 2012 as compared to the fourth quarter of 2011;

•	Other accrued liabilities decreased by $32.7 million primarily due to the utilization of restructuring reserves, payments of taxes and decreases in other accruals related to our operations;

•	Inventories increased by $20.8 million as a result of increased inventory purchases to support new product introductions and expected increases in product demand in future quarters; and

•	Accrued salaries, wages and benefits decreased by $5.0 million primarily as a result of the timing of payments for salaries, benefits and performance-based compensation.

Working capital increased by $164.7 million to $943.9 million as of April 3, 2011 from $779.2 million as of December 31, 2010. The increase was primarily attributable to the following:

•	Assets held for sale increased by $235.8 million primarily as assets of the external storage systems business were classified to assets held for sale;

•	Accrued salaries, wages and benefits decreased by $22.1 million primarily as a result of timing differences in the payment of salaries, benefits and performance-based compensation; and

•

Cash, cash equivalents and short-term investments increased by $5.6 million primarily due to net cash provided by operating activities of $108.0 million, offset in part by the use of $96.8 million to repurchase our common stock.

These increases in working capital were offset in part by the following:

•	Accounts receivable decreased by $40.5 million primarily as a result of an improvement in collections;

•

Inventories decreased by $31.7 million primarily as a result of the reclassification of the external storage systems business inventory to assets held for sale, offset in part by an increase in inventory purchases primarily due to new product introductions and to support product demand;

•	Accounts payable increased by $24.9 million primarily due to the normal timing of invoice receipts and payments and increased levels of inventory purchases to support product demand; and

•	Prepaid expenses and other current assets decreased by $4.9 million primarily as a result of decreases in prepaid software maintenance and other receivables.

Cash Provided by Operating Activities

During the three months ended April 1, 2012, we generated $50.2 million of cash from operating activities as a result of the following:

•	Net income adjusted for non-cash items and other non-operating adjustments, which are quantified in our condensed consolidated statements of cash flows included in Item 1;

•	Offset in part by a net decrease of $55.8 million in assets and liabilities, including changes in working capital components, from December 31, 2011 to April 1, 2012, as discussed above.

During the three months ended April 3, 2011, we generated $108.0 million of cash from operating activities as a result of the following:

•	Net income adjusted for non-cash items and other non-operating adjustments, which are quantified in our condensed consolidated statements of cash flows included in Item 1; and

•	A net increase of $16.0 million in assets and liabilities, including changes in working capital components, from December 31, 2010 to April 3, 2011, as discussed above.

Cash Used in Investing Activities

Cash used in investing activities for the three months ended April 1, 2012 was $395.9 million. The primary investing activities during the first quarter of 2012 were the following:

•	Acquisition of SandForce, net of cash acquired, for $319.2 million;

•	Purchases of property and equipment, net of proceeds from sales, totaling $65.0 million including $45.5 million for an office building that we intend to be our new headquarters; and

•	Purchases of available-for-sale debt securities, net of proceeds from maturities and sales, of $11.7 million.

Cash used in investing activities for the three months ended April 3, 2011 was $23.8 million. The investing activities during the first quarter of 2011 were the following:

•	Purchases of property and equipment, net of proceeds from sales, totaling $21.2 million; and

•	Purchases of available-for-sale debt securities, net of proceeds from maturities and sales, of $2.6 million.

We expect capital expenditures to be approximately $125.0 million in 2012. In recent years, we have reduced our level of capital expenditures as a result of our focus on establishing strategic supplier alliances with foundry semiconductor manufacturers and with third-party assembly and test operations, which enables us to have access to advanced manufacturing capacity while reducing our capital spending requirements.

Cash Provided by/(Used in) Financing Activities

Cash provided by financing activities for the three months ended April 1, 2012 was $27.1 million. Cash received from financing activities during the first quarter of 2012 was $65.3 million from issuances of common stock under our employee stock plans, offset in part by the use of $38.2 million to repurchase our common stock. On March 9, 2011, our Board of Directors authorized a stock repurchase program of up to $750.0 million of our common stock. As of April 1, 2012, $213.0 million remained available under this stock repurchase program.

Cash used in financing activities for the three months ended April 3, 2011 was $79.5 million. The financing activities during the first quarter of 2011 were the use of $96.8 million to repurchase our common stock, offset in part by proceeds of $17.3 million from issuances of common stock under our employee stock plans.

We do not currently pay any cash dividends to our stockholders.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of April 1, 2012:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Other		Total
	(In millions)
Operating lease obligations	$41.5	$42.1	$7.0	$0.8	$—		$91.4
Purchase commitments	408.9	26.7	13.4	—	—		449.0
Pension contributions	83.6	*	*	*	*		83.6
Uncertain tax positions	—	—	—	—	87.7	**	87.7

Total	$534.0	$68.8	$20.4	$0.8	$87.7		$711.7

*	We have pension plans covering substantially all former Agere U.S. employees, excluding management employees hired after June 30, 2003. We also have pension plans covering certain international employees. Although additional future contributions will be required, the amount and timing of these contributions will be affected by actuarial assumptions, the actual rate of return on plan assets, the level of market interest rates, and the amount of voluntary contributions to the plans. The amount shown in the table represents our planned contributions to our pension plans during the remainder of 2012. Because any contributions for 2013 and later will depend on the value of the plan assets in the future and thus are uncertain, we have not included any amounts for 2013 and beyond in the above table.

**	This amount represents the non-current tax payable obligation. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.

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

Uncertain Tax Positions

As of April 1, 2012, we had $174.3 million of unrecognized tax benefits, for which we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, we estimate that the unrecognized tax benefits, plus accrued interest and penalties, could decrease by up to $16.8 million.

Standby Letters of Credit

We had outstanding obligations relating to standby letters of credit of $3.5 million as of April 1, 2012 and as of December 31, 2011. Standby letters of credit are financial guarantees provided by third parties for leases, customs and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amounts. The standby letters of credit generally renew annually.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes in our critical accounting estimates or significant accounting policies during the three months ended April 1, 2012 as compared to the discussion in Part II, Item 7 and in Note 2 to our financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

The information contained in Note 1 to our financial statements in Item 1 under the heading “Recent Accounting Pronouncements” is incorporated by reference into this Item 2.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in the market risk disclosures during the three months ended April 1, 2012 as compared to the discussion in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control: During the first quarter of 2012, we did not make any change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

This information is included under the caption “Legal Matters” in Note 13 to our financial statements in Item 1 of Part I.

Item 1A. Risk Factors

Set forth below are risks and uncertainties, many of which are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2011, that, if they were to occur, could materially adversely affect our business or could cause our actual results to differ materially from the results contemplated by the forward-looking statements in this report and other public statements we make:

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

•	Any defects in our products could harm our reputation, customer relationships and results of operations.

•	Our pension plans are underfunded, and may require significant future contributions, which could have an adverse impact on our business.

•	We may be subject to intellectual property infringement claims and litigation, which could cause us to incur significant expenses or prevent us from selling our products.

•	If we are unable to protect or assert our intellectual property rights, our business and results of operations may be harmed.

•	Increases in the price of commodities used in the production of our products or lack of availability of these materials could negatively impact our operating results.

•	We are exposed to legal, business, political and economic risks associated with our international operations.

•	We use indirect channels of product distribution over which we have limited control.

•	We may engage in acquisitions and strategic alliances, which may not be successful and could harm our business and operating results.

•	The semiconductor industry is highly cyclical, which may cause our operating results to fluctuate.

•	Our failure to attract, retain and motivate key employees could harm our business.

•	Our operations and our suppliers’ operations are subject to natural disasters and other events outside of our control that may disrupt our business and harm our operating results.

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

•	Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s attention and resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about the repurchases of our common stock during the quarter ended April 1, 2012.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1 — January 31, 2012	—	$—	—	$251,213,843
February 1 — February 29, 2012	3,356,725	$8.19	3,356,725	$223,706,725
March 1 — April 1, 2012	1,244,623	$8.60	1,244,623	$213,007,356

Total	4,601,348	$8.30	4,601,348

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

LSI CORPORATION
(Registrant)

Date: May 10, 2012	By	/s/ Bryon Look
Bryon Look
Executive Vice President, Chief Financial Officer and Chief Administrative Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema document

101.CAL	XBRL taxonomy extension calculation linkbase document

101.DEF	XBRL taxonomy extension definition linkbase document

101.LAB	XBRL taxonomy extension label linkbase document

101.PRE	XBRL taxonomy extension presentation linkbase document