Form 10-Q
period 2012-07-01
LSI CORP
filed 2012-08-09
CIK 703360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2012

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

As of August 1, 2012, there were 557,562,166 shares of the registrant’s Common Stock, $.01 par value, outstanding.

LSI CORPORATION

FORM 10-Q

For the Quarter Ended July 1, 2012

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

LSI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	July 1, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$402,144	$779,811
Short-term investments	198,940	155,644
Accounts receivable, less allowances of $7,375 and $6,950, respectively	296,840	246,539
Inventories	204,013	180,035
Prepaid expenses and other current assets	63,394	60,659

Total current assets	1,165,331	1,422,688
Property and equipment, net	235,669	180,589
Identified intangible assets, net	546,118	433,790
Goodwill	255,838	72,377
Other assets	107,647	122,604

Total assets	$2,310,603	$2,232,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$206,041	$175,093
Accrued salaries, wages and benefits	108,555	106,948
Other accrued liabilities	153,804	178,830

Total current liabilities	468,400	460,871
Pension and post-retirement benefit obligations	566,811	597,183
Income taxes payable — non-current	94,314	91,791
Other non-current liabilities	17,676	23,263

Total liabilities	1,147,201	1,173,108

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value: 1,300,000 shares authorized; 557,065 and 561,767 shares outstanding, respectively	5,571	5,618
Additional paid-in capital	5,588,935	5,623,581
Accumulated deficit	(3,903,121)	(4,037,031)
Accumulated other comprehensive loss	(527,983)	(533,228)

Total stockholders’ equity	1,163,402	1,058,940

Total liabilities and stockholders’ equity	$2,310,603	$2,232,048

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Revenues	$659,573	$500,644	$1,281,997	$973,908
Cost of revenues	327,685	263,024	663,197	512,114

Gross profit	331,888	237,620	618,800	461,794
Research and development	175,564	145,873	345,435	288,220
Selling, general and administrative	88,914	71,793	179,014	140,660
Restructuring of operations and other items, net	6,491	(10,904)	21,953	(8,098)

Income from operations	60,919	30,858	72,398	41,012
Interest income and other, net	9,594	6,450	24,250	10,738

Income from continuing operations before income taxes	70,513	37,308	96,648	51,750
Provision for/(benefit from) income taxes	11,800	8,900	(37,262)	4,796

Income from continuing operations	58,713	28,408	133,910	46,954
Income from discontinued operations (including a gain on disposal of $260,066 for the three and six months ended July 3, 2011), net of taxes	—	265,376	—	256,984

Net income	$58,713	$293,784	$133,910	$303,938

Basic income per share:
Income from continuing operations	$0.10	$0.05	$0.24	$0.08

Income from discontinued operations	$—	$0.44	$—	$0.42

Net income	$0.10	$0.49	$0.24	$0.50

Diluted income per share:
Income from continuing operations	$0.10	$0.05	$0.23	$0.08

Income from discontinued operations	$—	$0.43	$—	$0.41

Net income	$0.10	$0.48	$0.23	$0.49

Shares used in computing per share amounts:
Basic	563,686	594,957	564,945	605,315

Diluted	581,344	611,093	586,431	621,248

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net income	$58,713	$293,784	$133,910	$303,938

Other comprehensive (loss)/income before tax:
Foreign currency translation adjustments	(4,844)	190	(3,397)	1,591

Unrealized gain on investments for the period	553	384	1,244	1,421
Reclassification adjustments for gain on investments included in net income	(918)	(802)	(1,413)	(1,513)

Unrealized loss on investments	(365)	(418)	(169)	(92)

Unrealized (loss)/gain on derivatives for the period	(1,989)	399	(1,349)	1,021
Reclassification adjustments for loss/(gain) on derivatives included in net income	1,335	(759)	2,008	(972)

Unrealized (loss)/gain on derivatives	(654)	(360)	659	49

Amortization of transition asset, prior service cost and net actuarial loss	4,183	1,784	8,152	3,562

Other comprehensive (loss)/income before tax	(1,680)	1,196	5,245	5,110
Income tax expense related to items of other comprehensive (loss)/income	—	—	—	—

Other comprehensive (loss)/income, net of tax	(1,680)	1,196	5,245	5,110

Comprehensive income	$57,033	$294,980	$139,155	$309,048

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 1, 2012	July 3, 2011
Operating activities:
Net income	$133,910	$303,938
Adjustments:
Depreciation and amortization	90,647	102,310
Stock-based compensation expense	56,152	27,112
Non-cash restructuring of operations and other items, net	5,041	20,964
Gain on re-measurement of a pre-acquisition equity interest to fair value	(5,765)	—
Gain on sale of business	—	(260,066)
Gain on sale of property and equipment	(70)	(508)
Unrealized foreign exchange (gain)/loss	(2,735)	2,581
Deferred taxes	(43,174)	(19,766)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combination:
Accounts receivable	(39,417)	92,477
Inventories	227	(43,140)
Prepaid expenses, assets held for sale and other assets	(1,830)	(10,991)
Accounts payable	29,521	9,290
Accrued and other liabilities	(55,010)	(77,878)

Net cash provided by operating activities	167,497	146,323

Investing activities:
Purchases of debt securities available-for-sale	(72,369)	(24,131)
Proceeds from maturities and sales of debt securities available-for-sale	17,756	23,445
Purchases of other investments	—	(4,000)
Purchases of property and equipment	(77,618)	(37,198)
Proceeds from sale of property and equipment	252	896
Acquisition of business, net of cash acquired	(319,231)	—
Proceeds from sale of business, net of transaction costs	—	475,150

Net cash (used in)/provided by investing activities	(451,210)	434,162

Financing activities:
Issuances of common stock	82,128	50,931
Purchases of common stock under repurchase program	(176,185)	(396,792)

Net cash used in financing activities	(94,057)	(345,861)

Effect of exchange rate changes on cash and cash equivalents	103	(968)

Net change in cash and cash equivalents	(377,667)	233,656

Cash and cash equivalents at beginning of period	779,811	521,786

Cash and cash equivalents at end of period	$402,144	$755,442

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

For financial reporting purposes, LSI Corporation (“LSI” or the “Company”) reports on a 13- or 14-week quarter with the year ending December 31. The second quarter of 2012 and 2011 consisted of 13 weeks each and ended on July 1, 2012 and July 3, 2011, respectively. The results of operations for the quarter ended July 1, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Note 2 — Stock-Based Compensation Expense

In May 2012, the Company’s 2003 Equity Incentive Plan was amended to increase the number of shares available for new awards to a total of 25 million, of which 15 million shares were available for restricted stock and/or restricted stock units (“RSUs”). In addition, the period during which incentive stock options can be granted was extended to February 9, 2022, and the maximum number of shares that may be issued upon exercise of incentive stock options was set at 25 million.

Stock-based compensation expense included in continuing operations, net of estimated forfeitures, related to the Company’s stock options, Employee Stock Purchase Plan (“ESPP”) and restricted stock unit awards by expense category was as follows:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands)
Cost of revenues	$3,003	$2,051	$6,515	$3,864
Research and development	11,973	6,653	24,281	12,876
Selling, general and administrative	10,342	4,948	25,356	10,579

Total stock-based compensation expense	$25,318	$13,652	$56,152	$27,319

In connection with the SandForce acquisition, the Company assumed stock options and RSUs originally granted by SandForce. Stock-based compensation expense for the six months ended July 1, 2012 included $4.5 million of expense related to the accelerated vesting of stock options and RSUs for certain SandForce employees in January 2012. Stock-based compensation expense for the three and six months ended July 1, 2012 also includes $3.3 million and $5.7 million, respectively, related to stock options and RSUs assumed.

The Company has issued RSUs that will not vest unless specified performance criteria are met. In the first quarter of 2012, the compensation committee of the board of directors authorized additional vesting of performance-based RSUs where the Company’s performance had been adversely affected as a result of the flooding that occurred in Thailand in the fourth quarter of 2011 and as a result, vesting levels would have been lower. The Company recognized $1.6 million and $6.0 million of stock-based compensation expense related to the additional vesting for the three and six months ended July 1, 2012, respectively. No executive officers were included in the group of employees that received additional vesting. Executive officers hold RSUs, the vesting of which depends on the Company’s performance compared to specified peer companies over a three-year period. Based on the Company’s latest available financial performance, the Company recognized $1.6 million and $4.0 million of stock-based compensation expense related to the executive officer performance grants for the three and six months ended July 1, 2012, respectively. There was no stock-based compensation expense related to the executive officer performance grants for the three or six months ended July 3, 2011.

Stock Options

The fair value of each option grant is estimated as of the date of grant using a reduced-form calibrated binomial lattice model (“lattice model”). The following table summarizes the weighted-average assumptions that the Company applied in the lattice model:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Estimated grant date fair value per share	$2.64	$2.65	$2.86	$2.14
Expected life (years)	4.52	5.01	4.46	4.51
Risk-free interest rate	1%	2%	1%	2%
Volatility	49%	47%	47%	47%

The following table summarizes changes in stock options outstanding:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at December 31, 2011	64,245	$6.19
Assumed in SandForce acquisition	7,542	$0.75
Granted	5,033	$8.50
Exercised	(11,942)	$5.69
Canceled	(2,757)	$9.32

Options outstanding at July 1, 2012	62,121	$5.67	4.09	$91,608

Options exercisable at July 1, 2012	37,288	$6.15	2.81	$43,806

As of July 1, 2012, the total unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $46.8 million and is expected to be recognized over the next 2.3 years on a weighted-average basis.

Restricted Stock Units

The cost of service-based and performance-based RSUs is determined using the fair value of the Company’s common stock on the date of grant. For performance-based RSU expense, the Company also considers the probability that those RSUs will vest.

Service-based:

The vesting of service-based RSUs requires that the employees remain employed by the Company for a specified period of time.

The following table summarizes changes in service-based RSUs outstanding:

	Number of Units	Weighted-Average Grant Date Fair Value per Share
	(In thousands)
Unvested service-based RSUs at December 31, 2011	12,085	$5.94
Assumed in SandForce acquisition	1,576	$6.17
Granted	7,012	$8.32
Vested	(3,035)	$5.90
Forfeited	(464)	$6.32

Unvested service-based RSUs at July 1, 2012	17,174	$6.93

As of July 1, 2012, the total unrecognized compensation expense related to service-based RSUs, net of estimated forfeitures, was $98.7 million and will be recognized over the next 2.9 years on a weighted-average basis.

Performance-based:

The vesting of performance-based RSUs is contingent upon the Company meeting specified performance criteria and requires that the employees remain employed by the Company for a specified period of time.

The following table summarizes changes in performance-based RSUs outstanding:

	Number of Units	Weighted-Average Grant Date Fair Value per Share
	(In thousands)
Unvested performance-based RSUs at December 31, 2011	4,729	$5.98
Granted	2,986	$8.52
Vested	(1,446)	$5.85
Forfeited	(535)	$6.41

Unvested performance-based RSUs at July 1, 2012	5,734	$7.30

As of July 1, 2012, the total unrecognized compensation expense related to performance-based RSUs, net of estimated forfeitures, was $30.0 million and, if the performance conditions are fully met, will be recognized over the next 3 years.

A total of 9,117,372 shares of common stock were reserved for future issuance upon exercise of options and RSUs assumed in the SandForce acquisition. Those options and RSUs are included in the preceding tables. The options vest over four years and have ten year terms. The RSUs vest over one to four years.

Employee Stock Purchase Plan

Compensation expense for the Company’s ESPP is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Under the ESPP, rights to purchase shares are granted during the second and fourth quarters of each year. The Company issued 2.8 million and 2.9 million shares under the ESPP during the three months ended July 1, 2012 and July 3, 2011, respectively. The following table summarizes the weighted-average assumptions that the Company applied in the calculation of the fair value for the May 2012 and May 2011 grants:

	Three Months Ended
	July 1, 2012	July 3, 2011
Estimated grant date fair value per share	$2.19	$2.10
Expected life (years)	0.8	0.8
Risk-free interest rate	0.17%	0.02%
Volatility	41%	37%

Note 3 — Common Stock Repurchases

On March 9, 2011, the Company’s board of directors authorized a stock repurchase program of up to $750.0 million of the Company’s common stock. As of July 1, 2012, $75.0 million remained available under this stock repurchase program. The Company repurchased 17.9 million shares for $138.0 million during the three months ended July 1, 2012 and 22.5 million shares for $176.2 million during the six months ended July 1, 2012. The Company repurchased 41.6 million shares for $300.0 million during the three months ended July 3, 2011 and 56.3 million shares for $396.8 million during the six months ended July 3, 2011. Repurchased shares are retired immediately after the repurchases are completed. Retirement of repurchased shares is recorded as a reduction of common stock and additional paid-in capital. On August 1, 2012, the Company’s board of directors authorized the repurchase of up to an additional $500.0 million of the Company’s common stock.

Note 4 — Restructuring and Other Items

The following table summarizes items included in restructuring of operations and other items, net:

	Three Months Ended				Six Months Ended
	July 1, 2012		July 3, 2011		July 1, 2012		July 3, 2011
	(In thousands)
Lease terminations (a)	$1,181		$1,865		$2,815		$3,553
Employee severance and benefits (b)	1,028		289		1,459		1,932

Total restructuring expense	2,209		2,154		4,274		5,485
Other items, net	4,282	(c)	(13,058	)(d)	17,679	(e)	(13,583	)(d)

Total restructuring of operations and other items, net	$6,491		$(10,904)		$21,953		$(8,098)

(a)	Includes changes in time value, on-going operating expense and changes in estimates related to previously vacated facilities.

(b)	Relates to restructuring actions taken as the Company continued to streamline operations.

(c)	Primarily consists of $2.4 million of property and equipment write-downs and $1.9 million of transition service agreement costs related to the sale of the external storage systems business.

(d)	Primarily relates to the reversal of a $14.5 million sales and use tax related liability as a result of concluding various audits, partially offset by $1.3 million of transition service agreement costs related to the sale of the external storage systems business.

(e)	Primarily consists of $8.4 million of SandForce acquisition-related costs and $6.5 million of transition service agreement costs related to the sale of the external storage systems business.

The following table summarizes the significant activity within, and components of, the Company’s restructuring obligations:

	Lease Terminations	Employee Severance and Benefits	Total
	(In thousands)
Balance at December 31, 2011	$11,752	$10,444	$22,196
Expense	2,815	1,459	4,274
Utilized(a)	(4,844)	(10,810)	(15,654)

Balance at July 1, 2012 (b)	$9,723	$1,093	$10,816

(a)	Represents cash payments.

(b)	The balance remaining for lease terminations is expected to be paid during the remaining terms of the leases, which extend through 2013. The balance remaining for employee severance and benefits is expected to be paid by the end of 2013.

Note 5 — Business Combination

Acquisition of SandForce

On January 3, 2012, the Company completed the acquisition of SandForce. SandForce was a provider of flash storage processors for enterprise and client flash solutions and solid state drives. The Company acquired SandForce to enhance its position in storage technology solutions.

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

Prior to the acquisition, the Company held an equity interest in SandForce. The Company determined the fair value by applying the per share value of the contractual cash consideration to the SandForce shares held by the Company immediately prior to the acquisition. The fair value of the Company’s pre-acquisition investment in SandForce represents a component of total consideration, as presented above. As a result of re-measuring the pre-acquisition equity interest in SandForce to fair value, the Company recognized a gain of $5.8 million, which was included in interest income and other, net, for the six month period ended July 1, 2012.

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

The fair value of each of the acquired identified intangible assets was determined using a discounted cash flow methodology. The cash flows for each category of identified intangible assets represent the estimated incremental effect on the Company’s cash flows directly attributable to that intangible asset over its estimated remaining life. Estimated cash flows represent expected incremental revenues, net of returns on contributory assets and after considering estimated incremental operating costs and income taxes. Discount rates ranging from 12.9% to 17.9% were used based on the cost of capital, adjusted to reflect the specific risk associated with each of the cash flows.

Current technology represents the fair value of SandForce products that had reached technological feasibility and were a part of its product offering. Customer relationships represent the fair values of the underlying relationships with SandForce’s customers.

In-process research and development (“IPR&D”) represents the fair value of incomplete research and development projects that had not reached technological feasibility as of the date of the acquisition. At the time of acquisition, SandForce had IPR&D related to its next generation flash storage processor (the “Griffin project”). At July 1, 2012, expected costs to complete the Griffin project are approximately $24 million through its anticipated completion date in 2013. Total revenues for the Griffin project are expected to extend through 2018. The acquisition date fair value of the Griffin project will be either amortized or impaired depending on whether the project is completed or abandoned.

From January 3, 2012 through July 1, 2012, the Company recognized approximately $77.0 million of revenues related to the SandForce business. In addition, during the six months ended July 1, 2012, the Company recognized $8.4 million of acquisition-related costs included in restructuring of operations and other items, net, related to SandForce. It is impracticable to determine the effect on net income resulting from the SandForce acquisition for the six months ended July 1, 2012, as the Company immediately integrated SandForce into its ongoing operations. As such, the impact of SandForce is not separable from the Company’s consolidated results of operations.

Historical pro forma results giving effect to the acquisition have not been presented because such effect is not material to the prior period financial results.

Note 6 — Benefit Obligations

In 2007, the Company acquired Agere Systems Inc. (“Agere”). The Company has pension plans covering substantially all former Agere U.S. employees, excluding management employees hired after June 30, 2003. Retirement benefits are provided under defined benefit pension plans, which include a management plan and a represented plan. The payments under the management plan are based on an adjusted career-average-pay formula or a cash-balance program. The cash-balance program provides for annual company contributions based on a participant’s age and compensation and interest on existing balances. It covers employees of certain companies acquired by Agere since 1996 and management employees hired after January 1, 1999 and before July 1, 2003. The payments under the represented plan are based on a dollar-per-month formula. Since February 2009, there have been no active participants under the represented plan. The Company also has a non-qualified supplemental pension plan in the U.S. that principally provides benefits based on compensation in excess of amounts that can be considered under a tax qualified plan. The Company also provides post-retirement life insurance coverage under a group life insurance plan for former Agere employees excluding participants in the cash-balance program and management employees hired after June 30, 2003. The Company also has pension plans covering certain international employees.

Effective April 6, 2009, the Company froze the U.S. management defined benefit pension plan. Participants in the adjusted career-average-pay program will not earn any future service accruals after that date. Participants in the cash-balance program will not earn any future service accruals, but will continue to earn 4% interest per year on their cash-balance accounts.

The following table summarizes the components of the net periodic benefit cost or credit:

	Three Months Ended
	July 1, 2012		July 3, 2011
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In thousands)
Service cost	$116	$20	$141	$21
Interest cost	15,483	643	16,929	621
Expected return on plan assets	(17,030)	(856)	(17,000)	(1,033)
Amortization of net actuarial loss, prior service cost and transition asset	3,693	490	1,699	85

Total benefit cost/(credit)	$2,262	$297	$1,769	$(306)

	Six Months Ended
	July 1, 2012		July 3, 2011
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In thousands)
Service cost	$225	$45	$275	$38
Interest cost	30,735	1,293	33,779	1,246
Expected return on plan assets	(34,053)	(1,906)	(33,998)	(2,065)
Amortization of net actuarial loss, prior service cost and transition asset	7,162	990	3,385	177

Total benefit cost/(credit)	$4,069	$422	$3,441	$(604)

During the six months ended July 1, 2012, the Company contributed $26.2 million to its U.S. defined benefit pension plans and $0.4 million to its non-qualified supplemental pension plan. The Company expects to contribute an additional $68.6 million to its pension plans during the remainder of 2012. The Company does not expect to contribute to its post-retirement benefit plan in 2012.

Note 7 — Cash Equivalents and Investments

The following tables summarize the Company’s cash equivalents and investments measured at fair value:

	Fair Value Measurements as of July 1, 2012
	Level 1		Level 2		Total
	(In thousands)
Cash equivalents:
Money-market funds	$310,545	(a)	$—		$310,545
U.S. government and agency securities	—		2,003	(b)	2,003

Total cash equivalents	$310,545		$2,003		$312,548

Available-for-sale debt securities:
Asset-backed and mortgage-backed securities:
Agency securities	$—		$124,603	(b)	$124,603
Non-agency securities	—		3,135	(b)	3,135
U.S. government and agency securities	13,225	(a)	44,200	(b)	57,425
Corporate debt securities	—		13,777	(b)	13,777

Total short-term investments	$13,225		$185,715		$198,940

Long-term investments in equity securities:
Marketable available-for-sale equity securities	$2,145	(c)	$—		$2,145

	Fair Value Measurements as of December 31, 2011
	Level 1		Level 2		Total
	(In thousands)
Cash equivalents:
Money-market funds	$674,219	(a)	$—		$674,219
Available-for-sale debt securities:
Asset-backed and mortgage-backed securities:
Agency securities	$—		$97,408	(b)	$97,408
Non-agency securities	—		9,989	(b)	9,989
U.S. government and agency securities	5,403	(a)	30,572	(b)	35,975
Corporate debt securities	—		12,272	(b)	12,272

Total short-term investments	$5,403		$150,241		$155,644

Long-term investments in equity securities:
Marketable available-for-sale equity securities	$1,514	(c)	$—		$1,514

(a)	The fair value of money-market funds is determined using unadjusted prices in active markets. The fair value of Level 1 U.S. government and agency securities is determined using quoted prices in active markets.
(b)	These investments are traded less frequently than Level 1 securities and are valued using inputs that include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates, yield curves, prepayment speeds, collateral performance, broker/dealer quotes and indices that are observable at commonly quoted intervals.
(c)	The fair value of marketable equity securities is determined using quoted market prices in active markets. These amounts are included within other assets in the condensed consolidated balance sheets.

As of July 1, 2012 and December 31, 2011, the aggregate carrying value of the Company’s non-marketable securities was $41.6 million and $43.9 million, respectively.

Upon the acquisition of SandForce in January 2012, the Company recognized a gain of $5.8 million as a result of re-measuring its pre-acquisition equity interest in SandForce to estimated fair value. There were no other non-marketable securities fair-valued during the three and six months ended July 1, 2012 or July 3, 2011.

The following tables summarize the Company’s available-for-sale securities:

	July 1, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Short-term debt securities:
Asset-backed and mortgage-backed securities	$121,466	$6,764	$(492)	$127,738
U.S. government and agency securities	56,542	888	(5)	57,425
Corporate debt securities	13,617	161	(1)	13,777

Total short-term debt securities	$191,625	$7,813	$(498)	$198,940

Long-term marketable equity securities	$669	$1,476	$—	$2,145

	December 31, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Short-term debt securities:
Asset-backed and mortgage-backed securities	$99,884	$7,891	$(378)	$107,397
U.S. government and agency securities	35,179	799	(3)	35,975
Corporate debt securities	12,146	153	(27)	12,272

Total short-term debt securities	$147,209	$8,843	$(408)	$155,644

Long-term marketable equity securities	$669	$846	$(1)	$1,514

As of July 1, 2012, there were 94 investments in an unrealized loss position. The following tables summarize the gross unrealized losses and fair values of the Company’s short-term investments that have been in a continuous unrealized loss position for less than and greater than 12 months, aggregated by investment category:

	July 1, 2012
	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Asset-backed and mortgage-backed securities	$33,176	$(473)	$1,247	$(19)
U.S. government and agency securities	15,356	(5)	—	—
Corporate debt securities	4,544	(1)	503	—

Total	$53,076	$(479)	$1,750	$(19)

	December 31, 2011
	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Asset-backed and mortgage-backed securities	$10,645	$(286)	$1,301	$(92)
U.S. government and agency securities	3,872	(3)	—	—
Corporate debt securities	2,375	(27)	505	—

Total	$16,892	$(316)	$1,806	$(92)

Net realized gains on sales of available-for-sale securities were not material for the three and six months ended July 1, 2012 or July 3, 2011.

Contractual maturities of available-for-sale debt securities as of July 1, 2012 were as follows:

Available-For-Sale Debt Securities
(In thousands)
Due within one year	$27,998
Due in 1-5 years	47,794
Due in 5-10 years	10,015
Due after 10 years	113,133

Total	$198,940

The maturities of asset-backed and mortgage-backed securities were allocated based on contractual principal maturities assuming no prepayments.

Note 8 — Supplemental Financial Information

Inventories

	July 1, 2012	December 31, 2011
	(In thousands)
Raw materials	$147	$236
Work-in-process	56,248	78,886
Finished goods	147,618	100,913

Total inventories	$204,013	$180,035

Goodwill

The following table summarizes goodwill activity for the six months ended July 1, 2012:

Goodwill
(In thousands)
Balance as of December 31, 2011	$72,377
Addition due to SandForce acquisition	183,461

Balance as of July 1, 2012	$255,838

There was no impairment charge for goodwill during the six months ended July 1, 2012 or July 3, 2011. The accumulated impairment loss as of July 1, 2012 was $2.4 billion.

Accumulated Other Comprehensive Loss

The following table presents the components of, and changes in, accumulated other comprehensive loss, net of taxes:

	Balance at December 31, 2011	Other Comprehensive Income	Balance at July 1, 2012
	(In thousands)
Accumulated net foreign currency translation adjustments	$42,138	$(3,397)	$38,741
Accumulated net unrealized gain on investments	5,942	(169)	5,773
Accumulated net unrealized loss on derivatives	(2,551)	659	(1,892)
Accumulated actuarial loss on pension and post-retirement plans	(578,757)	8,152	(570,605)

Total accumulated other comprehensive loss	$(533,228)	$5,245	$(527,983)

There was no tax effect on any item of other comprehensive income presented in the condensed consolidated statements of comprehensive income for the three and six months ended July 1, 2012 and July 3, 2011.

Reconciliation of Basic and Diluted Shares

The following table provides a reconciliation of basic and diluted shares:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands)
Basic shares	563,686	594,957	564,945	605,315
Dilutive effect of stock options, employee stock purchase rights and restricted stock unit awards	17,658	16,136	21,486	15,933

Diluted shares	581,344	611,093	586,431	621,248

The weighted-average common share equivalents that were excluded from the computation of diluted shares because their inclusion would have had an anti-dilutive effect on net income per share were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands)
Anti-dilutive securities:
Stock options	30,540	38,338	24,672	44,130
Restricted stock unit awards	9,743	1,445	5,985	93

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

Cash-Flow Hedges

The Company enters into forward contracts that are designated as foreign-currency cash-flow hedges of selected forecasted payments denominated in currencies other than U.S. dollars. These forward contracts generally mature within twelve months. The Company evaluates and calculates the effectiveness of each hedge at least quarterly. Changes in fair value attributable to changes in time value are excluded from the assessment of effectiveness and are recognized in interest income and other, net. The effective portion of the forward contracts’ gain or loss is recorded in other comprehensive income and, when the hedged expense is recognized, is subsequently reclassified into earnings within the same line item in the statements of operations as the impact of the hedged transaction. The ineffective portion of the gain or loss is reported in earnings immediately. As of July 1, 2012 and December 31, 2011, the total notional value of the Company’s outstanding forward contracts, designated as foreign-currency cash-flow hedges, was $36.5 million and $36.9 million, respectively.

Other Foreign-Currency Hedges

The Company enters into foreign-exchange forward contracts that are used to hedge certain foreign-currency-denominated assets or liabilities and that do not qualify for hedge accounting. These forward contracts generally mature within three months. Changes in the fair value of these forward contracts are recorded immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged. As of July 1, 2012 and December 31, 2011, the total notional value of the Company’s outstanding forward contracts, not designated as hedges under hedge accounting, was $35.3 million and $37.6 million, respectively. For the three and six months ended July 1, 2012, losses of $2.9 million and $1.7 million, respectively, on other foreign-currency hedges were recognized in interest income and other, net. For the three and six months ended July 3, 2011, gains of $0.3 million and $2.1 million, respectively, on other foreign-currency hedges were recognized in interest income and other, net. These amounts were substantially offset by the gains and losses on the underlying foreign-currency-denominated assets or liabilities.

Fair Value of Derivative Instruments

As of July 1, 2012 and December 31, 2011, the total fair value of derivative assets was immaterial and was recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets. As of July 1, 2012 and December 31, 2011, the total fair value of derivative liabilities was $2.3 million and $3.0 million, respectively, and was recorded in other accrued liabilities in the condensed consolidated balance sheets.

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

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands)
North America*	$154,468	$122,881	$313,437	$243,799
Asia	463,988	330,343	878,010	633,001
Europe and the Middle East	41,117	47,420	90,550	97,108

Total	$659,573	$500,644	$1,281,997	$973,908

*	Primarily the United States.

Information about Product Groups

The following table presents the Company’s revenues by product groups:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands)
Storage products	$534,697	$358,961	$1,023,166	$695,348
Networking products	98,780	117,383	205,802	229,383
Other	26,096	24,300	53,029	49,177

Total	$659,573	$500,644	$1,281,997	$973,908

Note 11 — Income Taxes

The Company recorded an income tax provision of $11.8 million and an income tax benefit of $37.3 million for the three and six months ended July 1, 2012, respectively, and income tax provisions of $8.9 million and $4.8 million for the three and six months ended July 3, 2011, respectively.

The income tax benefit for the six months ended July 1, 2012 included a tax benefit of approximately $43.2 million due to the release of valuation allowance resulting from the net deferred tax liabilities recorded as part of the SandForce purchase price allocation. The income tax benefit for the six months ended July 1, 2012 also included a reversal of $10.2 million in liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $5.2 million and interest and penalties of $5.0 million, as a result of the expiration of statutes of limitations in multiple jurisdictions.

The income tax provision for the six months ended July 3, 2011 included a reversal of $8.2 million in liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $4.8 million and interest and penalties of $3.4 million, as a result of the expiration of statutes of limitations in multiple jurisdictions.

The Company computes its tax provision using an estimated annual tax rate. The Company excludes certain loss jurisdictions from the computation of the estimated annual rate when no benefit can be realized on those losses. With the exception of certain foreign jurisdictions, the Company believes it is not more likely than not that the future benefit of the deferred tax assets will be realized.

As of July 1, 2012, the Company had $180.7 million of unrecognized tax benefits, for which the Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, the Company estimates that the unrecognized tax benefits, plus accrued interest and penalties, could decrease by up to $16.7 million.

Note 12 — Related Party Transactions

A member of the Company’s board of directors is also a member of the board of directors of Seagate Technology (“Seagate”). The Company sells semiconductors used in storage product applications to Seagate for prices comparable to those charged to an unrelated third party. Revenues from sales by the Company to Seagate were $227.6 million and $434.6 million for the three and six months ended July 1, 2012, respectively. Revenues from sales by the Company to Seagate were $118.9 million and $217.5 million for the three and six months ended July 3, 2011, respectively. The Company had accounts receivable from Seagate of $134.8 million and $90.3 million as of July 1, 2012 and December 31, 2011, respectively.

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

The Company purchased $11.7 million and $23.9 million of inventory from SMP during the three and six months ended July 1, 2012, respectively. The Company purchased $14.8 million and $25.6 million of inventory from SMP during the three and six months ended July 3, 2011, respectively. As of July 1, 2012 and December 31, 2011, the amounts payable to SMP were $9.5 million and $5.0 million, respectively.

Note 13 — Commitments, Contingencies and Legal Matters

Purchase Commitments

The Company maintains purchase commitments with certain suppliers, primarily for raw materials and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time horizon as mutually agreed upon between the parties. This forecasted time horizon can vary for different suppliers. As of July 1, 2012, the Company had purchase commitments of $446.7 million, which are due through 2016.

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

Guarantees

Product Warranties:

The following table sets forth a summary of changes in product warranties:

Accrued Warranties
(In thousands)
Balance as of December 31, 2011	$6,334
Accruals for warranties issued during the period	868
Adjustments to pre-existing accruals (including changes in estimates)	(470)
Warranty liabilities assumed in SandForce acquisition	426
Settlements made during the period (in cash or in kind)	(1,059)

Balance as of July 1, 2012	$6,099

Standby Letters of Credit:

The Company had outstanding obligations relating to standby letters of credit of $4.1 million and $3.5 million, respectively, as of July 1, 2012 and December 31, 2011. Standby letters of credit are financial guarantees provided by third parties for leases, customs and certain self-insured risks. If the guarantees are called, the Company must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amounts. The standby letters of credit generally renew annually.

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

On December 1, 2010, Rambus Inc. (“Rambus”) filed a lawsuit against LSI in the United States District Court for the Northern District of California alleging that LSI products infringe one or more of 19 Rambus patents. These products contain either DDR-type memory controllers or certain high-speed SerDes peripheral interfaces, such as PCI Express interfaces and certain SATA and SAS interfaces. Rambus is seeking unspecified monetary damages, treble damages and costs, expenses and attorneys’ fees due to alleged willfulness, interest and permanent injunctive relief in this action. In addition, on December 1, 2010, Rambus filed an action with the International Trade Commission (“ITC”) against LSI and five of its customers alleging that LSI products infringe six of the 19 patents in the California case. Rambus also named five other companies and a number of their customers in the ITC action. Rambus sought an exclusionary order against LSI and its customers in the ITC action, which, if granted, would preclude LSI and its customers from selling these products in the U.S. The ITC held a hearing on the matter in October 2011. On March 2, 2012, an administrative law judge (“ALJ”) found that LSI infringed Rambus’ patents; however, the ALJ also found the patents invalid or unenforceable or both, and accordingly, found no violation of section 337 of the Tariff Act of 1930. On July 25, 2012, the ITC determined to terminate the investigation with a finding of no violation of section 337 of the Tariff Act of 1930. The ITC affirmed the ALJ’s conclusion that all of the asserted patent claims are invalid under 35 U.S.C. §102 or 103, except for certain asserted claims, for which they found that Rambus has not demonstrated infringement. The ITC reversed the ALJ’s determination that Rambus had demonstrated the existence of a domestic industry under 19 U.S.C. § 1337(a) for the asserted patents. The ITC affirmed the ALJ’s determination that certain patents are unenforceable under the doctrine of unclean hands. The lawsuit against LSI in the United States District Court for the Northern District of California is still pending. The Company is unable to estimate the possible loss or range of loss, if any, that may be incurred with respect to these proceedings.

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

The Company has not provided accruals for any legal matters in its financial statements as potential losses for such matters are not considered probable and reasonably estimable. However, because such matters are subject to many uncertainties, the ultimate outcomes are not predictable, and there can be no assurances that the actual amounts required to satisfy any liabilities arising from the matters described above will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

Note 14 — Discontinued Operations

On May 6, 2011, the Company completed the sale of substantially all of its external storage systems business to NetApp for $480.0 million in cash. The strategic decision to exit the external storage systems business was based on the Company’s expectation that long-term shareholder value could be maximized by becoming a pure-play semiconductor company. Under the terms of the agreement, NetApp purchased substantially all the assets of the Company’s external storage systems business, which developed and delivered external storage systems products and technology to a wide range of partners who provide storage solutions to end customers. As part of the transaction, the Company provided transitional services to NetApp. The purpose of these services was to provide short-term assistance to the buyer in assuming the operations of the purchased business.

Following is selected financial information included in income from discontinued operations for the three and six months ended July 3, 2011:

	Three Months Ended	Six Months Ended
	July 3, 2011	July 3, 2011
	(In thousands)
Revenues	$51,675	$207,365

Loss before gain on sale of external storage systems business and income taxes	$(14,590)	$(22,500)
Gain on sale of external storage systems business	260,066	260,066
Benefit from income taxes	(19,900)	(19,418)

Income from discontinued operations	$265,376	$256,984

There was no income from discontinued operations for the three and six months ended July 1, 2012.

During the three and six months ended July 3, 2011, the Company recognized $14.1 million and $37.9 million, respectively, of restructuring expense as the Company terminated employees, closed several office locations, terminated certain contracts, discontinued various development projects and wrote off intangible assets and software due to the cancellation of development programs in connection with the exit of the external storage systems business. Further, the Company released $19.7 million of deferred tax liabilities related to tax deductible goodwill in connection with the sale of the external storage systems business during the three months ended July 3, 2011.

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

On January 3, 2012, we acquired SandForce, a provider of flash storage processors for enterprise and client flash solutions and solid state drives, for total consideration of approximately $346.4 million, net of cash acquired. This acquisition has enhanced LSI’s position in storage technology solutions.

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

We derive the majority of our revenues from sales of products for the hard disk drive, server and networking equipment end markets. We believe that these markets offer us attractive opportunities because of the growing demand to create, store, manage and move digital content. We believe that this growth is occurring as a result of a number of trends, including:

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

During the second quarter of 2012, we reported revenues of $659.6 million, compared to $500.6 million for the second quarter of 2011. For the six months ended July 1, 2012, we reported revenues of $1,282.0 million, compared to $973.9 million for the six months ended July 3, 2011. For the second quarter of 2012, we reported net income of $58.7 million, or $0.10 per diluted share, compared to $293.8 million, or $0.48 per diluted share, for the second quarter of 2011. Net income for the second quarter of 2011 included a $260.1 million gain on the sale of our external storage systems business. For the six months ended July 1, 2012, we reported net income of $133.9 million, or $0.23 per diluted share, compared to $303.9 million, or $0.49 per diluted share, for the six months ended July 3, 2011.

On March 9, 2011, our board of directors authorized a stock repurchase program of up to $750.0 million of our common stock. During the six months ended July 1, 2012, we repurchased 22.5 million shares for $176.2 million under this program. As of July 1, 2012, $75.0 million remained available under this program. On August 1, 2012, our board of directors authorized the repurchase of up to an additional $500.0 million of our common stock. Purchases under the new authorization are expected to be funded with available cash, cash equivalents and short-term investments.

We ended the second quarter of 2012 with cash and cash equivalents, together with short-term investments, of $601.1 million, a decline from $935.5 million at the end of 2011, primarily attributable to the cash we used for the acquisition of SandForce.

In 2011, Thailand experienced significant flooding, which adversely affected the operations of various technology companies, particularly those involved in the hard disk drive industry. In the first half of 2012, our operations and those of many of our customers recovered significantly. However toward the end of the second quarter of 2012, we believe that end demand for hard disk drives declined and that we will experience lower shipments of semiconductors for hard disk drives in the third quarter of 2012.

The prices of certain commodities used in the production of semiconductors have increased in recent periods, adversely affecting our gross margins. For example, we use gold in the production of semiconductors and the market price of gold increased significantly in the second half of 2011 and remained at elevated levels through the first half of 2012. We do not currently enter into hedging transactions to manage our exposure to changes in the prices of gold or other commodities, although we may choose to do so in the future. Further increases in commodity costs or sustained increased prices may continue to have an adverse impact on our gross margins.

As we look forward into the remainder of 2012, we are focused on a number of key objectives, including:

•	Successfully delivering products to customers to support share gains and new product ramps we anticipate;

•	Improving our gross margins and controlling operating expenses to drive improved financial performance;

•	Meeting or exceeding our development, product quality and delivery commitments to our customers;

•	Identifying attractive opportunities for future products, particularly in areas that are adjacent to technologies where we have strong capabilities;

•	Developing leading-edge new technologies; and

•	Developing the skills of our workforce.

RESULTS OF OPERATIONS

Revenues

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In millions)
Revenues	$659.6	$500.6	$1,282.0	$973.9

Revenues increased by $159.0 million, or 31.8%, and by $308.1 million, or 31.6%, respectively, for the three and six months ended July 1, 2012 as compared to the three and six months ended July 3, 2011. The increases were primarily attributable to higher unit sales of semiconductors used in storage applications, such as hard disk drives as that industry recovered from the flooding in Thailand in late 2011 and the ramping of new products to existing customers. The increases were also due to higher unit sales of flash storage processors as a result of the acquisition of SandForce. The increases were offset by decreases in unit sales of semiconductors used in older networking product applications.

Significant Customers:

The following table provides information about sales to Seagate, which was our only customer that accounted for 10% or more of our consolidated revenues:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Percentage of revenues	35%	24%	34%	22%

Revenues by Geography:

The following table summarizes our revenues by geography based on the ordering location of the customer. Because we sell our products primarily to other sellers of technology products and not to end users, the information in the table below may not accurately reflect geographic end-user demand for our products.

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In millions)
North America*	$154.5	$122.9	$313.4	$243.8
Asia	464.0	330.3	878.0	633.0
Europe and the Middle East	41.1	47.4	90.6	97.1

Total	$659.6	$500.6	$1,282.0	$973.9

*	Primarily the United States.

Revenues in North America and Asia increased by $31.6 million, or 25.7%, and $133.7 million, or 40.5%, respectively, for the three months ended July 1, 2012 as compared to the three months ended July 3, 2011. Revenues in North America and Asia increased by $69.6 million, or 28.5%, and $245.0 million, or 38.7%, respectively, for the six months ended July 1, 2012 as compared to the six months ended July 3, 2011. The increases were primarily attributable to higher unit sales of semiconductors used in storage product applications and higher unit sales of flash storage processors as a result of the acquisition of SandForce. The increases were offset by decreases in unit sales of semiconductors used in older networking product applications.

Revenues by Product Groups:

The following table presents our revenues by product groups:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In millions)
Storage products	$534.7	$358.9	$1,023.2	$695.3
Networking products	98.8	117.4	205.8	229.4
Other	26.1	24.3	53.0	49.2

Total	$659.6	$500.6	$1,282.0	$973.9

Revenues from storage products increased by $175.8 million, or 49.0%, and by $327.9 million, or 47.2%, respectively, for the three and six months ended July 1, 2012 as compared to the three and six months ended July 3, 2011. The increases were primarily attributable to higher unit sales of semiconductors used in hard disk drives as that industry recovered from the flooding in Thailand in late 2011 and the ramping of new products to existing customers. The increases were also the result of higher unit sales of flash storage processors as a result of the acquisition of SandForce.

Revenues from networking products decreased by $18.6 million, or 15.8%, and by $23.6 million, or 10.3%, for the three and six months ended July 1, 2012, respectively, as compared to the three and six months ended July 3, 2011. The decreases were primarily the result of lower unit sales of semiconductors used in older networking product applications.

Other revenues result primarily from the licensing of our intellectual property.

Gross Profit Margin

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(Dollars in millions)
Gross profit margin	$331.9	$237.6	$618.8	$461.8
Percentage of revenues	50.3%	47.5%	48.3%	47.4%

Gross profit margin as a percentage of revenues increased by 2.8% for the three months ended July 1, 2012 as compared to the three months ended July 3, 2011. The increase was primarily attributable to favorable product mix, that is, more sales of higher margin products, and higher revenues enabling better absorption of fixed costs. The increases were offset in part by higher commodity costs used in manufacturing our products.

Gross profit margin as a percentage of revenues increased by 0.9% for the six months ended July 1, 2012 as compared to the six months ended July 3, 2011. The increase was primarily attributable to favorable product mix and higher revenues enabling better absorption of fixed costs. The increases were offset in part by a reduction in gross profit margin resulting from fair valuing inventories acquired from SandForce and higher commodity costs used in manufacturing our products.

Research and Development

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(Dollars in millions)
Research and development	$175.6	$145.9	$345.4	$288.2
Percentage of revenues	26.6%	29.1%	26.9%	29.6%

R&D expense increased by $29.7 million, or 20.4%, for the three months ended July 1, 2012 as compared to the three months ended July 3, 2011. The increase was primarily attributable to higher compensation-related expense, which includes stock-based compensation, resulting from headcount additions associated with the acquisition of SandForce and headcount additions to support our ongoing product development efforts, higher performance-based compensation expense as a result of improved financial performance and increased information technology costs for R&D projects. As a percentage of revenues, R&D expense declined from 29.1% in the second quarter of 2011 to 26.6% in the second quarter of 2012 as a result of higher revenues for the second quarter of 2012 as compared to the same period in 2011.

R&D expense increased by $57.2 million, or 19.8%, for the six months ended July 1, 2012 as compared to the six months ended July 3, 2011. The increase was primarily attributable to higher compensation-related expense, which includes stock-based compensation, resulting from headcount additions associated with the acquisition of SandForce and headcount additions to support our ongoing product development efforts, higher performance-based compensation expense as a result of improved financial performance and increased information technology costs for R&D projects. As a percentage of revenues, R&D expense declined from 29.6% for the six months ended July 3, 2011 to 26.9% for the six months ended July 1, 2012 as a result of higher revenues for the first half of 2012 as compared to the same period in 2011.

Selling, General and Administrative

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(Dollars in millions)
Selling, general and administrative	$88.9	$71.8	$179.0	$140.7
Percentage of revenues	13.5%	14.3%	14.0%	14.4%

SG&A expense increased by $17.1 million, or 23.8%, for the three months ended July 1, 2012 as compared to the three months ended July 3, 2011. The increase was primarily attributable to higher compensation related expense, which includes stock-based compensation, resulting from headcount additions associated with the acquisition of SandForce and headcount additions to support revenue growth, along with higher performance-based compensation expense as a result of improved financial performance. As a percentage of revenues, SG&A expense declined from 14.3% in the second quarter of 2011 to 13.5% in the second quarter of 2012 as a result of higher revenues for the second quarter of 2012 as compared to the same period in 2011.

SG&A expense increased by $38.3 million, or 27.2%, for the six months ended July 1, 2012 as compared to the six months ended July 3, 2011. The increase was primarily attributable to higher compensation related expense, which includes stock-based compensation, resulting from headcount additions associated with the acquisition of SandForce and headcount additions to support revenue growth, along with higher performance-based compensation expense as a result of improved financial performance. As a percentage of revenues, SG&A expense remained relatively flat for the first half of 2012 compared to the same period in 2011 as the impact of higher revenues was offset by increased SG&A expense.

Restructuring of Operations and Other Items, net

The following table summarizes items included in restructuring of operations and other items, net:

	Three Months Ended				Six Months Ended
	July 1, 2012		July 3, 2011		July 1, 2012		July 3, 2011
	(In millions)
Lease terminations (a)	$1.2		$1.9		$2.8		$3.6
Employee severance and benefits (b)	1.0		0.3		1.5		1.9

Total restructuring expense	2.2		2.2		4.3		5.5
Other items, net	4.3	(c)	(13.1	)(d)	17.7	(e)	(13.6	)(d)

Total restructuring of operations and other items, net	$6.5		$(10.9)		$22.0		$(8.1)

(a)	Includes changes in time value, on-going operating expense and changes in estimates related to previously vacated facilities.

(b)	Relates to restructuring actions taken as we continued to streamline operations.

(c)	Primarily consists of $2.4 million of property and equipment write-downs and $1.9 million of transition service agreement costs related to the sale of the external storage systems business.

(d)	Primarily relates to the reversal of a $14.5 million sales and use tax related liability as a result of concluding various audits, partially offset by $1.3 million of transition service agreement costs related to the sale of the external storage systems business.

(e)	Primarily consists of $8.4 million of SandForce acquisition-related costs and $6.5 million of transition service agreement costs related to the sale of the external storage systems business.

Interest Income and Other, net

The following table summarizes components of interest income and other, net:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In millions)
Interest income	$1.6	$3.3	$3.2	$6.7
Other income, net	8.0	3.2	21.1	4.0

Total	$9.6	$6.5	$24.3	$10.7

Interest income decreased by $1.7 million and $3.5 million, respectively, for the three and six months ended July 1, 2012 as compared to the three and six months ended July 3, 2011. The decrease was primarily due to the absence of interest income in 2012 on a note we received in connection with the sale of a business in 2007 and lower interest rates in 2012 as compared to 2011.

Other income, net, for the six months ended July 1, 2012 primarily included $6.1 million of income for transition services related to the sale of the external storage systems business, a $5.8 million gain as a result of re-measuring our pre-acquisition equity interest in SandForce to estimated fair value and $4.7 million of proceeds from insurance claims covering a portion of our losses that resulted from the Thailand flooding in late 2011.

Provision for/Benefit from Income Taxes

We recorded an income tax provision of $11.8 million and an income tax benefit of $37.3 million for the three and six months ended July 1, 2012, respectively, and income tax provisions of $8.9 million and $4.8 million for the three and six months ended July 3, 2011, respectively.

The income tax benefit for the six months ended July 1, 2012 included a tax benefit of approximately $43.2 million due to the release of valuation allowance resulting from the net deferred tax liabilities recorded as part of the SandForce purchase price allocation. The income tax benefit for the six months ended July 1, 2012 also included a reversal of $10.2 million in liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $5.2 million and interest and penalties of $5.0 million, as a result of the expiration of statutes of limitations in multiple jurisdictions.

The income tax provision for the six months ended July 3, 2011 included a reversal of $8.2 million in liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $4.8 million and interest and penalties of $3.4 million, as a result of the expiration of statutes of limitations in multiple jurisdictions.

We compute our tax provision using an estimated annual tax rate. We exclude certain loss jurisdictions from the computation of the estimated annual rate when no benefit can be realized on those losses. With the exception of certain foreign jurisdictions, we believe it is not more likely than not that the future benefit of the deferred tax assets will be realized.

Discontinued Operations

Following is selected financial information included in income from discontinued operations:

	Three Months Ended	Six Months Ended
	July 3, 2011	July 3, 2011
	(In millions)
Revenues	$51.7	$207.4

Loss before gain on sale of external storage systems business and income taxes	$(14.6)	$(22.5)
Gain on sale of external storage systems business	260.1	260.1
Benefit from income taxes	(19.9)	(19.4)

Income from discontinued operations	$265.4	$257.0

There was no income from discontinued operations for the three and six months ended July 1, 2012.

During the three and six months ended July 3, 2011, we recognized $14.1 million and $37.9 million, respectively, of restructuring expense as we terminated employees, closed several office locations, terminated certain contracts, discontinued various development projects and wrote off intangible assets and software due to the cancellation of development programs in connection with the exit of the external storage systems business. Further, we released $19.7 million of deferred tax liabilities related to tax deductible goodwill in connection with the sale of the external storage systems business during the three months ended July 3, 2011.

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

Cash, cash equivalents and short-term investments decreased to $601.1 million as of July 1, 2012 from $935.5 million as of December 31, 2011. The decrease was mainly due to $319.2 million of cash used in connection with the acquisition of SandForce and cash outflows for other investing activities and financing activities, offset in part by cash inflows generated from operating activities, as described below.

Working Capital

Working capital decreased by $264.9 million to $696.9 million as of July 1, 2012 from $961.8 million as of December 31, 2011. The decrease was primarily attributable to the following:

•

Cash, cash equivalents and short-term investments decreased by $334.4 million primarily due to the use of $319.2 million in connection with the acquisition of SandForce in January 2012, the use of $176.2 million to repurchase our common stock, and the use of $77.4 million for purchases of property and equipment, net of proceeds from sales, offset in part by net cash provided by operating activities of $167.5 million; and

•	Accounts payable increased by $30.9 million primarily due to an increase in inventory purchases to support new product introductions and the normal timing of invoice receipts and payments.

These decreases in working capital were offset in part by the following:

•	Accounts receivable increased by $50.3 million primarily as a result of increased revenues in the second quarter of 2012 as compared to the fourth quarter of 2011;

•

Other accrued liabilities decreased by $25.0 million primarily due to the utilization of restructuring reserves, payments of taxes and decreases in other accruals related to our operations, offset in part by an increase in deferred revenues; and

•	Inventories increased by $24.0 million as a result of increased inventory purchases to support new product introductions and higher revenues in 2012 as compared to 2011.

Working capital increased by $199.9 million to $979.1 million as of July 3, 2011 from $779.2 million as of December 31, 2010. The increase was primarily attributable to the following:

•

Cash, cash equivalents and short-term investments increased by $229.8 million primarily due to $475.2 million of proceeds from the sale of our external storage systems business in May 2011 and net cash provided by operating activities of $146.3 million, offset in part by the use of $396.8 million to repurchase our common stock.

•

Accrued salaries, wages and benefits decreased by $38.6 million primarily as a result of the timing of payments for salaries, benefits and performance-based compensation, and the payout of accrued compensation-related costs to employees transferred to NetApp as part of the sale of the external storage systems business;

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

Cash Provided by Operating Activities

During the six months ended July 1, 2012, we generated $167.5 million of cash from operating activities as a result of the following:

•	Net income adjusted for non-cash items and other non-operating adjustments, which are quantified in our condensed consolidated statements of cash flows included in Item 1;

•	Offset in part by a net decrease of $66.5 million in assets and liabilities, including changes in working capital components, from December 31, 2011 to July 1, 2012, as discussed above.

During the six months ended July 3, 2011, we generated $146.3 million of cash from operating activities as a result of the following:

•	Net income adjusted for non-cash items and other non-operating adjustments, which are quantified in our condensed consolidated statements of cash flows included in Item 1;

•	Offset in part by a net decrease of $30.2 million in assets and liabilities, including changes in working capital components, from December 31, 2010 to July 3, 2011, as discussed above.

Cash Used in/Provided by Investing Activities

Cash used in investing activities for the six months ended July 1, 2012 was $451.2 million. The investing activities during the first half of 2012 were the following:

•	Acquisition of SandForce, net of cash acquired, for $319.2 million;

•	Purchases of property and equipment, net of proceeds from sales, totaling $77.4 million, including $45.5 million for an office building that we intend to be our new headquarters; and

•	Purchases of available-for-sale debt securities, net of proceeds from maturities and sales, of $54.6 million.

Cash provided by investing activities for the six months ended July 3, 2011 was $434.2 million. The investing activities during the first half of 2011 were the following:

•	Proceeds from the sale of our external storage systems business, net of transaction fees, of $475.2 million;

•	Purchases of property and equipment, net of proceeds from sales, totaling $36.3 million; and

•	Purchases of available-for-sale debt securities and other investments, net of proceeds from maturities and sales, of $4.7 million.

We expect capital expenditures to be approximately $130.0 million in 2012, a significant portion of which relates to the office building that we intend to be our new headquarters. In recent years, we have reduced our manufacturing-related capital expenditures as a result of our focus on establishing strategic supplier alliances with foundry semiconductor manufacturers and with third-party assembly and test operations, which enables us to have access to advanced manufacturing capacity while reducing our capital spending requirements.

Cash Used in Financing Activities

Cash used in financing activities for the six months ended July 1, 2012 was $94.1 million. Cash used in financing activities during the first half of 2012 was to repurchase $176.2 million of our common stock, offset in part by $82.1 million cash received from issuances of common stock under our employee stock plans.

Cash used in financing activities for the six months ended July 3, 2011 was $345.9 million. The financing activities during the first half of 2011 were the use of $396.8 million to repurchase our common stock, offset in part by proceeds of $50.9 million from issuances of common stock under our employee stock plans.

We do not currently pay any cash dividends to our stockholders.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of July 1, 2012:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Other		Total
	(In millions)
Operating lease obligations	$39.8	$39.8	$10.5	$6.6	$—		$96.7
Purchase commitments	411.9	24.8	10.0	—	—		446.7
Pension contributions	68.6	*	*	*	*		68.6
Uncertain tax positions	—	—	—	—	94.3	**	94.3

Total	$520.3	$64.6	$20.5	$6.6	$94.3		$706.3

*	We have pension plans covering substantially all former Agere U.S. employees, excluding management employees hired after June 30, 2003. We also have pension plans covering certain international employees. Although additional future contributions will be required, the amount and timing of these contributions will be affected by actuarial assumptions, the actual rate of return on plan assets, the level of market interest rates, legislation changes and the amount of voluntary contributions to the plans. The amount shown in the table represents our planned contributions to our pension plans during the remainder of 2012. Because any contributions for 2013 and later will depend on the value of the plan assets in the future and thus are uncertain, we have not included any amounts for 2013 and beyond in the above table.

**	This amount represents the non-current tax payable obligation. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.

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

Uncertain Tax Positions

As of July 1, 2012, we had $180.7 million of unrecognized tax benefits, for which we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, we estimate that the unrecognized tax benefits, plus accrued interest and penalties, could decrease by up to $16.7 million.

Standby Letters of Credit

We had outstanding obligations relating to standby letters of credit of $4.1 million and $3.5 million, respectively, as of July 1, 2012 and December 31, 2011. Standby letters of credit are financial guarantees provided by third parties for leases, customs and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amounts. The standby letters of credit generally renew annually.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes in our critical accounting estimates or significant accounting policies during the six months ended July 1, 2012 as compared to the discussion in Part II, Item 7 and in Note 2 to our financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

The information contained in Note 1 to our financial statements in Item 1 under the heading “Recent Accounting Pronouncements” is incorporated by reference into this Item 2.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in the market risk disclosures during the six months ended July 1, 2012 as compared to the discussion in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control: During the second quarter of 2012, we did not make any change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

Set forth below are risks and uncertainties, many of which are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2011, that, if they were to occur, could materially adversely affect our business or could cause our actual results to differ materially from the results contemplated by the forward-looking statements in this report and other public statements we make:

•	We depend on a small number of customers. The loss of, or a significant reduction in revenues from, any of these customers would harm our results of operations.

•	We operate in intensely competitive markets, and our failure to compete effectively would harm our results of operations.

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

•	Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s attention and resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about the repurchases of our common stock during the quarter ended July 1, 2012.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2 — May 1, 2012	—	$—	—	$213,007,356
May 2 — June 1, 2012	15,934,768	$7.84	15,934,768	$88,013,739
June 2 — July 1, 2012	1,984,501	$6.54	1,984,501	$75,028,406

Total	17,919,269	$7.70	17,919,269

On March 9, 2011, our board of directors authorized the repurchase of up to $750 million of our common stock. The repurchases reported in the table above were made pursuant to this authorization. In addition, on August 1, 2012, our board of directors authorized the repurchase of up to an additional $500 million of our common stock. Information about the new program is not included in the table above.

Item 6. Exhibits

See the Exhibit Index, which follows the signature page to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSI CORPORATION
(Registrant)

Date: August 9, 2012	By	/s/ Bryon Look
Bryon Look
Executive Vice President, Chief Financial Officer and Chief Administrative Officer

EXHIBIT INDEX

10.1	LSI Corporation 2003 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 14, 2012.

10.2	LSI Corporation 2003 Equity Incentive Plan Form of Notice of Grant of Stock Option for Employees. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 14, 2012.

10.3	LSI Corporation 2003 Equity Incentive Plan Form of Nonqualifed Stock Option Agreement for Employees. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 14, 2012.

10.4	LSI Corporation 2003 Equity Incentive Plan Form of Notice of Grant of Stock Option for Non-Employee Directors. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on May 14, 2012.

10.5	LSI Corporation 2003 Equity Incentive Plan Form of Nonqualifed Stock Option Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on May 14, 2012.

10.6	LSI Corporation 2003 Equity Incentive Plan Form of Notice of Grant of Restricted Stock Units for Employees. Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on May 14, 2012.

10.7	LSI Corporation 2003 Equity Incentive Plan Form of Restricted Stock Unit Agreement for Employees. Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on May 14, 2012.

10.8	LSI Corporation 2003 Equity Incentive Plan Form of Notice of Grant of Restricted Stock Units for Non-Employee Directors. Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on May 14, 2012.

10.9	LSI Corporation 2003 Equity Incentive Plan Form of Restricted Stock Unit Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on May 14, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema document

101.CAL	XBRL taxonomy extension calculation linkbase document

101.DEF	XBRL taxonomy extension definition linkbase document

101.LAB	XBRL taxonomy extension label linkbase document

101.PRE	XBRL taxonomy extension presentation linkbase document