Form 10-Q
period 2012-09-30
LSI CORP
filed 2012-11-06
CIK 703360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of November 1, 2012, there were 553,408,484 shares of the registrant’s Common Stock, $.01 par value, outstanding.

LSI CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2012

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe” and similar words are intended to identify forward-looking statements. Although we believe our expectations are based on reasonable assumptions, our actual results could differ materially from those projected in the forward-looking statements. We have described in Part II, Item 1A-“Risk Factors” a number of factors that could cause our actual results to differ materially from our projections or estimates. Except where otherwise indicated, the statements made in this report are made as of the date we filed this report with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. We expressly disclaim any obligation to update the information in this report, except as may otherwise be required by law.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

LSI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$440,507	$779,811
Short-term investments	202,520	155,644
Accounts receivable, less allowances of $6,206 and $6,950, respectively	256,492	246,539
Inventories	209,104	180,035
Prepaid expenses and other current assets	64,526	60,659

Total current assets	1,173,149	1,422,688
Property and equipment, net	250,206	180,589
Identified intangible assets, net	516,104	433,790
Goodwill	255,838	72,377
Other assets	108,074	122,604

Total assets	$2,303,371	$2,232,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$184,358	$175,093
Accrued salaries, wages and benefits	131,853	106,948
Other accrued liabilities	160,622	178,830

Total current liabilities	476,833	460,871
Pension and post-retirement benefit obligations	512,545	597,183
Income taxes payable — non-current	100,104	91,791
Other non-current liabilities	15,917	23,263

Total liabilities	1,105,399	1,173,108

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value: 2,000 shares authorized; none outstanding	0	0
Common stock, $.01 par value: 1,300,000 shares authorized; 553,083 and 561,767 shares outstanding, respectively	5,531	5,618
Additional paid-in capital	5,574,076	5,623,581
Accumulated deficit	(3,863,456)	(4,037,031)
Accumulated other comprehensive loss	(518,179)	(533,228)

Total stockholders’ equity	1,197,972	1,058,940

Total liabilities and stockholders’ equity	$2,303,371	$2,232,048

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Revenues	$623,962	$546,910	$1,905,959	$1,520,818
Cost of revenues	311,311	283,065	974,508	795,179

Gross profit	312,651	263,845	931,451	725,639
Research and development	167,488	143,347	512,923	431,567
Selling, general and administrative	92,032	77,874	271,046	218,534
Restructuring of operations and other items, net	4,221	10,784	26,174	2,686

Income from operations	48,910	31,840	121,308	72,852
Interest income and other, net	5,855	7,610	30,105	18,348

Income from continuing operations before income taxes	54,765	39,450	151,413	91,200
Provision for/(benefit from) income taxes	15,100	7,800	(22,162)	12,596

Income from continuing operations	39,665	31,650	173,575	78,604
(Loss)/income from discontinued operations (including a gain on disposal of $260,066 for the nine months ended October 2, 2011), net of taxes	0	(2,311)	0	254,673

Net income	$39,665	$29,339	$173,575	$333,277

Basic income per share:
Income from continuing operations	$0.07	$0.05	$0.31	$0.13

(Loss)/income from discontinued operations	$0	$(0.00)	$0	$0.43

Net income	$0.07	$0.05	$0.31	$0.56

Diluted income per share:
Income from continuing operations	$0.07	$0.05	$0.30	$0.13

(Loss)/income from discontinued operations	$0	$(0.00)	$0	$0.42

Net income	$0.07	$0.05	$0.30	$0.55

Shares used in computing per share amounts:
Basic	555,197	567,790	561,708	592,898

Diluted	572,022	581,483	582,296	608,743

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net income	$39,665	$29,339	$173,575	$333,277

Other comprehensive income/(loss) before tax:
Foreign currency translation adjustments	3,575	(3,107)	178	(1,516)

Unrealized gain/(loss) on investments for the period	754	(143)	1,998	1,278
Reclassification adjustments for gain on investments included in net income	(401)	(546)	(1,814)	(2,059)

Unrealized gain/(loss) on investments	353	(689)	184	(781)

Unrealized gain/(loss) on derivatives for the period	991	(2,183)	(358)	(1,162)
Reclassification adjustments for loss/(gain) on derivatives included in net income	770	(272)	2,778	(1,244)

Unrealized gain/(loss) on derivatives	1,761	(2,455)	2,420	(2,406)

Net actuarial loss	0	(1,855)	0	(1,855)
Amortization of transition asset, prior service cost and net actuarial loss	4,115	1,932	12,267	5,494

Defined benefit pension plans	4,115	77	12,267	3,639

Other comprehensive income/(loss) before tax	9,804	(6,174)	15,049	(1,064)
Income tax expense related to items of other comprehensive income/(loss)	0	0	0	0

Other comprehensive income/(loss), net of tax	9,804	(6,174)	15,049	(1,064)

Comprehensive income	$49,469	$23,165	$188,624	$332,213

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2012	October 2, 2011
Operating activities:
Net income	$173,575	$333,277
Adjustments:
Depreciation and amortization	136,318	145,843
Stock-based compensation expense	83,538	38,480
Non-cash restructuring of operations and other items, net	5,739	30,535
Gain on re-measurement of a pre-acquisition equity interest to fair value	(5,765)	0
Gain on sale of investments	(2,550)	0
Gain on sale of business	0	(260,066)
Loss/(gain) on sale of property and equipment	2,574	(543)
Unrealized foreign exchange (gain)/loss	(80)	200
Deferred taxes	(43,246)	(18,944)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combination:
Accounts receivable	931	78,215
Inventories	(4,864)	(60,203)
Prepaid expenses, assets held for sale and other assets	(720)	(10,256)
Accounts payable	4,335	(1,700)
Accrued and other liabilities	(70,481)	(83,479)

Net cash provided by operating activities	279,304	191,359

Investing activities:
Purchases of debt securities available-for-sale	(94,456)	(38,683)
Proceeds from maturities and sales of debt securities available-for-sale	29,523	31,988
Purchases of other investments	0	(4,000)
Proceeds from sale of other investments	2,550	0
Purchases of property and equipment	(103,285)	(46,841)
Proceeds from sale of property and equipment	1,626	939
Acquisition of business, net of cash acquired	(319,231)	0
Proceeds from sale of business, net of transaction costs	0	475,150

Net cash (used in)/provided by investing activities	(483,273)	418,553

Financing activities:
Issuances of common stock	90,643	66,060
Purchases of common stock under repurchase programs	(226,247)	(471,787)

Net cash used in financing activities	(135,604)	(405,727)

Effect of exchange rate changes on cash and cash equivalents	269	(821)

Net change in cash and cash equivalents	(339,304)	203,364

Cash and cash equivalents at beginning of period	779,811	521,786

Cash and cash equivalents at end of period	$440,507	$725,150

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

For financial reporting purposes, LSI Corporation (“LSI” or the “Company”) reports on a 13- or 14-week quarter with the year ending December 31. The third quarters of 2012 and 2011consisted of 13 weeks each and ended on September 30, 2012 and October 2, 2011, respectively. The results of operations for the quarter ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

On January 3, 2012, the Company completed the acquisition of SandForce, Inc. (“SandForce”) for total consideration of approximately $346.4 million, net of cash acquired. SandForce was a provider of flash storage processors for enterprise and client flash solutions and solid state drives. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of SandForce and the estimated fair value of the assets acquired and liabilities assumed were included in the Company’s condensed consolidated financial statements from January 3, 2012.

On May 6, 2011, the Company completed the sale of substantially all of its external storage systems business to NetApp, Inc. (“NetApp”). The results of the external storage systems business are presented as discontinued operations in the Company’s condensed consolidated statements of operations and, as such, have been excluded from all line items other than “(Loss)/income from discontinued operations” for all periods presented.

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

Stock-based compensation expense included in continuing operations, net of estimated forfeitures, related to the Company’s stock options, Employee Stock Purchase Plan (“ESPP”) and restricted stock unit awards by expense category was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In thousands)
Cost of revenues	$2,573	$1,460	$9,088	$5,324
Research and development	11,170	5,410	35,451	18,286
Selling, general and administrative	13,643	4,883	38,999	15,462

Total stock-based compensation expense	$27,386	$11,753	$83,538	$39,072

In connection with the SandForce acquisition, the Company assumed stock options and RSUs originally granted by SandForce. Stock-based compensation expense for the nine months ended September 30, 2012 included $4.5 million of expense related to the accelerated vesting of stock options and RSUs for certain SandForce employees in January 2012. Stock-based compensation expense for the three and nine months ended September 30, 2012 also includes $3.1 million and $8.8 million, respectively, related to assumed stock options and RSUs.

Stock Options

The fair value of each option grant is estimated as of the date of grant using a reduced-form calibrated binomial lattice model (“lattice model”). The following table summarizes the weighted-average assumptions that the Company applied in the lattice model:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Estimated grant date fair value per share	$2.50	$2.37	$2.84	$2.14
Expected life (years)	4.46	4.48	4.46	4.51
Risk-free interest rate	1%	1%	1%	2%
Volatility	52%	50%	47%	47%

The following table summarizes changes in stock options outstanding:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at December 31, 2011	64,245	$6.19
Assumed in SandForce acquisition	7,542	$0.75
Granted	5,389	$8.40
Exercised	(14,385)	$5.32
Canceled	(4,758)	$8.69

Options outstanding at September 30, 2012	58,033	$5.70	3.91	$102,654

Options exercisable at September 30, 2012	35,670	$6.13	2.71	$52,025

As of September 30, 2012, the total unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $40.9 million and is expected to be recognized over the next 2.2 years on a weighted-average basis. The options assumed in the SandForce acquisition vest over four years from the date of the grant and have ten year terms.

Restricted Stock Units

The cost of service-based and performance-based RSUs is determined using the fair value of the Company’s common stock on the date of grant. For performance-based RSU expense, the Company also considers the probability that those RSUs will vest.

Service-based:

The vesting of service-based RSUs requires that the employees remain employed by the Company for a specified period of time.

The following table summarizes changes in service-based RSUs outstanding:

	Number of Units	Weighted-Average Grant Date Fair Value per Share
	(In thousands)
Unvested service-based RSUs outstanding at December 31, 2011	12,085	$5.94
Assumed in SandForce acquisition	1,576	$6.17
Granted	7,921	$8.23
Vested	(3,315)	$5.87
Forfeited	(782)	$6.53

Unvested service-based RSUs outstanding at September 30, 2012	17,485	$6.98

As of September 30, 2012, the total unrecognized compensation expense related to service-based RSUs, net of estimated forfeitures, was $94.6 million and will be recognized over the next 2.8 years on a weighted-average basis.

Performance-based:

The vesting of performance-based RSUs is contingent upon the Company meeting specified performance criteria and requires that the employees remain employed by the Company for a specified period of time.

The following table summarizes changes in performance-based RSUs outstanding:

	Number of Units	Weighted-Average Grant Date Fair Value per Share
	(In thousands)
Unvested performance-based RSUs outstanding at December 31, 2011	4,729	$5.98
Granted	2,986	$8.52
Vested	(1,446)	$5.85
Forfeited	(593)	$6.53

Unvested performance-based RSUs outstanding at September 30, 2012	5,676	$7.29

As of September 30, 2012, the total unrecognized compensation expense related to performance-based RSUs, net of estimated forfeitures, was $19.8 million and, if the performance conditions are fully met, will be recognized over the next 3 years.

Employee Stock Purchase Plan

Compensation expense for the ESPP is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Under the ESPP, rights to purchase shares are granted during the second and fourth quarters of each year. The Company issued 2.8 million and 2.9 million shares under the ESPP during the three months ended July 1, 2012 and July 3, 2011, respectively. No shares related to the ESPP were issued during the three months ended September 30, 2012 or October 2, 2011. The following table summarizes the weighted-average assumptions that the Company applied in the calculation of the fair value for the May 2012 and May 2011 grants:

	2012	2011
Estimated grant date fair value per share	$2.19	$2.10
Expected life (years)	0.8	0.8
Risk-free interest rate	0.17%	0.02%
Volatility	41%	37%

Note 3 — Common Stock Repurchases

The Company’s board of directors authorized stock repurchases of up to $750.0 million on March 9, 2011 and an additional $500.0 million on August 1, 2012. As of September 30, 2012, $525.0 million remained available for stock repurchases. The Company repurchased 6.6 million shares for $50.1 million during the three months ended September 30, 2012 and 29.1 million shares for $226.2 million during the nine months ended September 30, 2012. The Company repurchased 11.2 million shares for $75.0 million during the three months ended October 2, 2011 and 67.5 million shares for $471.8 million during the nine months ended October 2, 2011. Repurchased shares are retired immediately after the repurchases are completed. Retirement of repurchased shares is recorded as a reduction of common stock and additional paid-in capital.

Note 4 — Restructuring and Other Items

The following table summarizes items included in restructuring of operations and other items, net:

	Three Months Ended				Nine Months Ended
	September 30, 2012		October 2, 2011		September 30, 2012		October 2, 2011
	(In thousands)
Lease terminations (a)	$901		$311		$3,716		$3,864
Employee severance and benefits (b)	1,239		482		2,698		2,414
Asset impairment and other exit charges	3,515	(c)	6,019	(d)	3,515	(c)	6,019	(d)

Total restructuring expense	5,655		6,812		9,929		12,297
Other items, net	(1,434	)(e)	3,972	(f)	16,245	(g)	(9,611	)(h)

Total restructuring of operations and other items, net	$4,221		$10,784		$26,174		$2,686

(a)	Includes changes in estimates, changes in time value and on-going expenditures related to previously vacated facilities.

(b)	Relates to restructuring actions taken as the Company continued to streamline operations.

(c)	Consists of a $2.7 million loss on the sale of a property in the U.S. and $0.8 million of other asset impairment and exit costs.

(d)	Primarily relates to write-offs of intellectual property and software which are no longer in use.

(e)	Primarily consists of a $1.7 million reversal of a sales and use tax liability as a result of concluding a state tax audit.

(f)	Primarily consists of costs related to the transition service agreement associated with the sale of the external storage systems business.

(g)	Primarily consists of $8.4 million of SandForce acquisition-related costs and $6.7 million of costs related to the transition service agreement associated with the sale of the external storage systems business, offset in part by a $1.7 million reversal of a sales and use tax liability as a result of concluding a state tax audit.

(h)	Primarily consists of the reversal of a $14.5 million sales and use tax related liability as a result of concluding various audits, partially offset by $5.3 million of costs related to the transition service agreement associated with the sale of the external storage systems business.

The following table summarizes the significant activity within, and components of, the Company’s restructuring obligations:

	Asset Impairment and Other Exit Charges	Lease Terminations		Employee Severance and Benefits		Total
	(In thousands)
Balance at December 31, 2011	$0	$11,752		$10,444		$22,196
Expense	3,515	3,716		2,698		9,929
Utilized	(3,515)	(7,199	)(a)	(11,794	)(a)	(22,508)

Balance at September 30, 2012 (b)	$0	$8,269		$1,348		$9,617

(a)	Represents cash payments.

(b)	The balance remaining for lease terminations is expected to be paid during the remaining terms of the leases, which extend through 2013. The balance remaining for employee severance and benefits is expected to be paid by the end of 2013.

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

Prior to the acquisition, the Company held an equity interest in SandForce. The Company determined the fair value of this equity interest by applying the per share value of the contractual cash consideration to the SandForce shares held by the Company immediately prior to the acquisition. The fair value of the Company’s pre-acquisition investment in SandForce represents a component of the total consideration, as presented above. As a result of re-measuring the pre-acquisition equity interest in SandForce to fair value, the Company recognized a gain of $5.8 million, which was included in interest income and other, net, for the nine month period ended September 30, 2012.

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

Identified intangible assets consisted of the following:

	Fair Value	Weighted- Average Life
	(In thousands)	(In years)
Current technology	$73,400	4.0
Customer relationships	41,700	7.0
Order backlog	4,500	0.5
Trade names	1,500	3.0

Total identified intangible assets subject to amortization	121,100	4.9
In-process research and development	51,300

Total identified intangible assets	$172,400

The allocation of the purchase price to identified intangible assets acquired was based on the Company’s best estimate of the fair value of those assets. The fair value of acquired identified intangible assets is determined based on inputs that are unobservable and significant to the overall fair value measurement. As such, acquired intangible assets are classified as Level 3 assets.

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

Current technology represents the fair value of SandForce products that had reached technological feasibility and were a part of its product offering. Customer relationships represents the fair values of SandForce’s relationships with its customers.

In-process research and development (“IPR&D”) represents the fair value of incomplete research and development projects that had not reached technological feasibility as of the date of the acquisition. At the time of acquisition, SandForce had IPR&D related to its next generation flash storage processor (the “Griffin project”). At September 30, 2012, expected costs to complete the Griffin project are approximately $20.3 million through its anticipated completion date in 2013. Total revenues for the Griffin project are expected to extend through 2018. The acquisition date fair value of the Griffin project will be either amortized or impaired depending on whether the project is completed or abandoned.

From January 3, 2012 through September 30, 2012, the Company recognized approximately $124.1 million of revenues related to the SandForce business. In addition, during the nine months ended September 30, 2012, the Company recognized $8.4 million of acquisition-related costs included in restructuring of operations and other items, net related to SandForce. It is impracticable to determine the effect on net income resulting from the SandForce acquisition for the nine months ended September 30, 2012, as the Company immediately integrated SandForce into its ongoing operations. Historical pro forma results giving effect to the acquisition have not been presented because such effect is not material to the prior period financial results.

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

The following table summarizes the components of the net periodic benefit cost or credit:

	Three Months Ended
	September 30, 2012		October 2, 2011
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In thousands)
Service cost	$96	$22	$141	$19
Interest cost	15,355	657	16,891	702
Expected return on plan assets	(17,024)	(953)	(17,000)	(1,032)
Amortization of net actuarial loss, prior service cost and transition asset	3,592	523	1,695	237

Total benefit cost/(credit)	$2,019	$249	$1,727	$(74)

	Nine Months Ended
	September 30, 2012		October 2, 2011
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In thousands)
Service cost	$321	$67	$416	$57
Interest cost	46,090	1,950	50,670	1,948
Expected return on plan assets	(51,077)	(2,859)	(50,998)	(3,097)
Amortization of net actuarial loss, prior service cost and transition asset	10,754	1,513	5,080	414

Total benefit cost/(credit)	$6,088	$671	$5,168	$(678)

During the nine months ended September 30, 2012, the Company contributed $80.2 million to its pension plans. The Company expects to contribute an additional $15.2 million to its pension plans during the remainder of 2012. The Company does not expect to contribute to its post-retirement benefit plan in 2012.

Note 7 — Cash Equivalents and Investments

The following tables summarize the Company’s cash equivalents and investments measured at fair value:

	Fair Value Measurements as of September 30, 2012
	Level 1		Level 2		Total
	(In thousands)
Cash equivalents:
Money-market funds	$338,690	(a)	$0		$338,690
U.S. government and agency securities	0		1,000	(b)	1,000

Total cash equivalents	$338,690		$1,000		$339,690

Available-for-sale debt securities:
Asset-backed and mortgage-backed securities:
Agency securities	$0		$124,247	(b)	$124,247
Non-agency securities	0		2,336	(b)	2,336
U.S. government and agency securities	13,276	(a)	45,968	(b)	59,244
Corporate debt securities	0		16,693	(b)	16,693

Total short-term investments	$13,276		$189,244		$202,520

Long-term investments in equity securities:
Marketable available-for-sale equity securities	$2,209	(c)	$0		$2,209

	Fair Value Measurements as of December 31, 2011
	Level 1		Level 2		Total
	(In thousands)
Cash equivalents:
Money-market funds	$674,219	(a)	$0		$674,219
Available-for-sale debt securities:
Asset-backed and mortgage-backed securities:
Agency securities	$0		$97,408	(b)	$97,408
Non-agency securities	0		9,989	(b)	9,989
U.S. government and agency securities	5,403	(a)	30,572	(b)	35,975
Corporate debt securities	0		12,272	(b)	12,272

Total short-term investments	$5,403		$150,241		$155,644

Long-term investments in equity securities:
Marketable available-for-sale equity securities	$1,514	(c)	$0		$1,514

(a)	The fair value of money-market funds is determined using unadjusted prices in active markets. The fair value of Level 1 U.S. government and agency securities is determined using quoted prices in active markets.
(b)	These investments are traded less frequently than Level 1 securities and are valued using inputs that include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates, yield curves, prepayment speeds, collateral performance, broker/dealer quotes and indices that are observable at commonly quoted intervals.
(c)	The fair value of marketable equity securities is determined using quoted market prices in active markets. These amounts are included within other assets in the condensed consolidated balance sheets.

As of September 30, 2012 and December 31, 2011, the aggregate carrying value of the Company’s non-marketable securities was $41.6 million and $43.9 million, respectively.

Upon the acquisition of SandForce in January 2012, the Company recognized a gain of $5.8 million as a result of re-measuring its pre-acquisition equity interest in SandForce to estimated fair value. There were no other non-marketable securities fair-valued during the three and nine months ended September 30, 2012 or October 2, 2011.

The following tables summarize the Company’s available-for-sale securities:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Short-term debt securities:
Asset-backed and mortgage-backed securities	$120,326	$6,730	$(473)	$126,583
U.S. government and agency securities	58,350	895	(1)	59,244
Corporate debt securities	16,523	170	0	16,693

Total short-term debt securities	$195,199	$7,795	$(474)	$202,520

Long-term marketable equity securities	$669	$1,541	$(1)	$2,209

	December 31, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Short-term debt securities:
Asset-backed and mortgage-backed securities	$99,884	$7,891	$(378)	$107,397
U.S. government and agency securities	35,179	799	(3)	35,975
Corporate debt securities	12,146	153	(27)	12,272

Total short-term debt securities	$147,209	$8,843	$(408)	$155,644

Long-term marketable equity securities	$669	$846	$(1)	$1,514

As of September 30, 2012, there were 89 investments in an unrealized loss position. The following tables summarize the gross unrealized losses and fair values of the Company’s short-term investments that have been in a continuous unrealized loss position for less than and greater than 12 months, aggregated by investment category:

	September 30, 2012
	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Asset-backed and mortgage-backed securities	$29,041	$(424)	$2,165	$(49)
U.S. government and agency securities	7,099	(1)	0	0

Total	$36,140	$(425)	$2,165	$(49)

	December 31, 2011
	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Asset-backed and mortgage-backed securities	$10,645	$(286)	$1,301	$(92)
U.S. government and agency securities	3,872	(3)	0	0
Corporate debt securities	2,375	(27)	505	0

Total	$16,892	$(316)	$1,806	$(92)

Net realized gains on sales of available-for-sale securities were not material for the three and nine months ended September 30, 2012 or October 2, 2011.

Contractual maturities of available-for-sale debt securities as of September 30, 2012 were as follows:

Available-For-Sale Debt Securities
(In thousands)
Due within one year	$30,135
Due in 1-5 years	47,892
Due in 5-10 years	10,671
Due after 10 years	113,822

Total	$202,520

The maturities of asset-backed and mortgage-backed securities were allocated based on contractual principal maturities assuming no prepayments.

Note 8 — Supplemental Financial Information

Inventories

	September 30, 2012	December 31, 2011
	(In thousands)
Raw materials	$176	$236
Work-in-process	52,809	78,886
Finished goods	156,119	100,913

Total inventories	$209,104	$180,035

Goodwill

The following table summarizes goodwill activity for the nine months ended September 30, 2012:

Goodwill
(In thousands)
Balance as of December 31, 2011	$72,377
Addition due to SandForce acquisition	183,461

Balance as of September 30, 2012	$255,838

There was no impairment charge for goodwill during the nine months ended September 30, 2012 or October 2, 2011. The accumulated impairment loss as of September 30, 2012 was $2.4 billion.

Accumulated Other Comprehensive Loss

The following table presents the components of, and changes in, accumulated other comprehensive loss, net of taxes:

	Balance at December 31, 2011	Other Comprehensive Income	Balance at September 30, 2012
	(In thousands)
Accumulated net foreign currency translation adjustments	$42,138	$178	$42,316
Accumulated net unrealized gain on investments	5,942	184	6,126
Accumulated net unrealized loss on derivatives	(2,551)	2,420	(131)
Accumulated actuarial loss on pension and post-retirement plans	(578,757)	12,267	(566,490)

Total accumulated other comprehensive loss	$(533,228)	$15,049	$(518,179)

There was no tax effect on any item of other comprehensive income presented in the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 or October 2, 2011.

Reconciliation of Basic and Diluted Shares

The following table provides a reconciliation of basic and diluted shares:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In thousands)
Basic shares	555,197	567,790	561,708	592,898
Dilutive effect of stock options, employee stock purchase rights and restricted stock unit awards	16,825	13,693	20,588	15,845

Diluted shares	572,022	581,483	582,296	608,743

The weighted-average common share equivalents that were excluded from the computation of diluted shares because their inclusion would have had an anti-dilutive effect on net income per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In thousands)
Anti-dilutive securities:
Stock options	29,181	39,924	27,694	42,978
Restricted stock unit awards	9,871	1,491	6,621	182

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

Cash-Flow Hedges

The Company enters into forward contracts that are designated as foreign-currency cash-flow hedges of selected forecasted payments denominated in currencies other than U.S. dollars. These forward contracts generally mature within twelve months. The Company evaluates and calculates the effectiveness of each hedge at least quarterly. Changes in fair value attributable to changes in time value are excluded from the assessment of effectiveness and are recognized in interest income and other, net. The effective portion of the forward contracts’ gain or loss is recorded in other comprehensive income and, when the hedged expense is recognized, is subsequently reclassified into earnings within the same line item in the statements of operations as the impact of the hedged transaction. The ineffective portion of the gain or loss is reported in earnings immediately. As of September 30, 2012 and December 31, 2011, the total notional value of the Company’s outstanding forward contracts, designated as foreign-currency cash-flow hedges, was $38.3 million and $36.9 million, respectively.

Other Foreign-Currency Hedges

The Company enters into foreign-exchange forward contracts that are used to hedge certain foreign-currency-denominated assets or liabilities and that do not qualify for hedge accounting. These forward contracts generally mature within three months. Changes in the fair value of these forward contracts are recorded immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged. As of September 30, 2012 and December 31, 2011, the total notional value of the Company’s outstanding forward contracts, not designated as hedges under hedge accounting, was $43.0 million and $37.6 million, respectively. The Company recognized net gains on other foreign-currency hedges of $2.7 million and $1.0 million, respectively, during the three and nine months ended September 30, 2012, and net losses of $2.5 million and $0.5 million, respectively, during the three and nine months ended October 2, 2011. These amounts are included in interest income and other, net in the Company’s condensed consolidated statements of operations and were substantially offset by the losses and gains on the underlying foreign-currency-denominated assets or liabilities.

Fair Value of Derivative Instruments

As of September 30, 2012 and December 31, 2011, the total fair value of derivative assets was immaterial and was recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets. As of September 30, 2012 and December 31, 2011, the total fair value of derivative liabilities was $0.9 million and $3.0 million, respectively, and was recorded in other accrued liabilities in the condensed consolidated balance sheets.

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

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In thousands)
North America*	$164,111	$136,849	$477,548	$380,648
Asia	414,409	360,238	1,292,419	993,239
Europe and the Middle East	45,442	49,823	135,992	146,931

Total	$623,962	$546,910	$1,905,959	$1,520,818

*	Primarily the United States.

Information about Product Groups

The following table presents the Company’s revenues by product groups:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In thousands)
Storage products	$492,600	$403,125	$1,515,766	$1,098,473
Networking products	105,849	116,998	311,651	346,381
Other	25,513	26,787	78,542	75,964

Total	$623,962	$546,910	$1,905,959	$1,520,818

Note 11 — Income Taxes

The Company recorded an income tax provision of $15.1 million and an income tax benefit of $22.2 million for the three and nine months ended September 30, 2012, respectively, and income tax provisions of $7.8 million and $12.6 million for the three and nine months ended October 2, 2011, respectively.

The income tax benefit for the nine months ended September 30, 2012 included a tax benefit of approximately $43.2 million due to the release of valuation allowance resulting from the net deferred tax liabilities recorded as part of the SandForce purchase price allocation. The income tax benefit for the nine months ended September 30, 2012 also included a reversal of $10.8 million in liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $5.7 million and interest and penalties of $5.1 million, as a result of the expiration of statutes of limitations in multiple jurisdictions.

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

As of September 30, 2012, the Company had $188.4 million of unrecognized tax benefits, for which the Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, the Company estimates that the unrecognized tax benefits, plus accrued interest and penalties, could decrease by up to $16.3 million.

Note 12 — Related Party Transactions

A member of the Company’s board of directors is also a member of the board of directors of Seagate Technology (“Seagate”). The Company sells semiconductors used in storage product applications to Seagate for prices comparable to those charged to an unrelated third party. Revenues from sales by the Company to Seagate were $170.3 million and $604.9 million for the three and nine months ended September 30, 2012, respectively. Revenues from sales by the Company to Seagate were $157.9 million and $375.4 million for the three and nine months ended October 2, 2011, respectively. The Company had accounts receivable from Seagate of $93.9 million and $90.3 million as of September 30, 2012 and December 31, 2011, respectively.

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

The Company purchased $11.6 million and $35.5 million of inventory from SMP during the three and nine months ended September 30, 2012, respectively. The Company purchased $12.9 million and $38.5 million of inventory from SMP during the three and nine months ended October 2, 2011, respectively. As of September 30, 2012 and December 31, 2011, the amounts payable to SMP were $7.7 million and $5.0 million, respectively.

Note 13 — Commitments, Contingencies and Legal Matters

Purchase Commitments

The Company maintains purchase commitments with certain suppliers, primarily for raw materials and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time horizon as mutually agreed upon between the parties. This forecasted time horizon can vary for different suppliers. As of September 30, 2012, the Company had purchase commitments of $384.6 million, which are due through 2016.

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

Guarantees

Product Warranties:

The following table sets forth a summary of changes in product warranties:

Accrued Warranties
(In thousands)
Balance as of December 31, 2011	$6,334
Accruals for warranties issued during the period	998
Adjustments to pre-existing accruals (including changes in estimates)	(470)
Warranty liabilities assumed in SandForce acquisition	426
Settlements made during the period (in cash or in kind)	(1,234)

Balance as of September 30, 2012	$6,054

Standby Letters of Credit:

The Company had outstanding obligations relating to standby letters of credit of $4.4 million and $3.5 million, respectively, as of September 30, 2012 and December 31, 2011. Standby letters of credit are financial guarantees provided by third parties for leases, customs and certain self-insured risks. If the guarantees are called, the Company must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amounts. The standby letters of credit generally renew annually.

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

On December 1, 2010, Rambus Inc. (“Rambus”) filed a lawsuit against LSI in the United States District Court for the Northern District of California alleging that LSI products infringe one or more of 19 Rambus patents. These products contain either DDR-type memory controllers or certain high-speed SerDes peripheral interfaces, such as PCI Express interfaces and certain SATA and SAS interfaces. Rambus is seeking unspecified monetary damages, treble damages and costs, expenses and attorneys’ fees due to alleged willfulness, interest and permanent injunctive relief in this action. In addition, on December 1, 2010, Rambus filed an action with the International Trade Commission (“ITC”) against LSI and five of its customers alleging that LSI products infringe six of the 19 patents in the California case. Rambus also named five other companies and a number of their customers in the ITC action. Rambus sought an exclusionary order against LSI and its customers in the ITC action, which, if granted, would preclude LSI and its customers from selling these products in the U.S. The ITC held a hearing on the matter in October 2011. On March 2, 2012, an administrative law judge (“ALJ”) found that LSI infringed Rambus’ patents; however, the ALJ also found the patents invalid or unenforceable or both, and accordingly, found no violation of section 337 of the Tariff Act of 1930. On July 25, 2012, the ITC determined to terminate the investigation with a finding of no violation of section 337 of the Tariff Act of 1930. The ITC affirmed the ALJ’s conclusion that all of the asserted patent claims are invalid under 35 U.S.C. §102 or 103, except for certain asserted claims, for which they found that Rambus has not demonstrated infringement. The ITC reversed the ALJ’s determination that Rambus had demonstrated the existence of a domestic industry under 19 U.S.C. § 1337(a) for the asserted patents. The ITC affirmed the ALJ’s determination that certain patents are unenforceable under the doctrine of unclean hands. Rambus has appealed the ITC’s rulings. The lawsuit against LSI in the United States District Court for the Northern District of California is still pending. The Company is unable to estimate the possible loss or range of loss, if any, that may be incurred with respect to these proceedings.

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

Following is selected financial information included in (loss)/income from discontinued operations for the three and nine months ended October 2, 2011:

	Three Months Ended	Nine Months Ended
	October 2, 2011	October 2, 2011
	(In thousands)
Revenues	$2,860	$210,225

Loss before gain on sale of external storage systems business and income taxes	$(2,366)	$(24,866)
Gain on sale of external storage systems business	0	260,066
Benefit from income taxes	(55)	(19,473)

(Loss)/income from discontinued operations	$(2,311)	$254,673

There was no income or loss from discontinued operations for the three or nine months ended September 30, 2012.

During the three and nine months ended October 2, 2011, the Company recognized $3.0 million and $40.9 million, respectively, of restructuring expense as the Company terminated employees, closed several office locations, terminated certain contracts, discontinued various development projects and wrote off intangible assets and software due to the cancellation of development programs in connection with the exit of the external storage systems business. Further, the Company released $19.7 million of deferred tax liabilities related to tax deductible goodwill in connection with the sale of the external storage systems business during the nine months ended October 2, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis should be read in conjunction with the other sections of this Form 10-Q, including Part 1, Item 1-”Financial Statements.”

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

Our products are sold primarily to original equipment manufacturer, or OEM, companies in the storage, server and networking industries. We also sell our products through a network of resellers and distributors.

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

We derive the majority of our revenues from sales of products for the hard disk and solid state drive, server and networking equipment end markets. We believe that these markets offer us attractive opportunities because of the growing demand to create, store, manage and move digital content. We believe that this growth is occurring as a result of a number of trends, including:

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

During the third quarter of 2012, we reported revenues of $624.0 million, compared to $546.9 million for the third quarter of 2011. For the nine months ended September 30, 2012, we reported revenues of $1,906.0 million, compared to $1,520.8 million for the nine months ended October 2, 2011. For the third quarter of 2012, we reported net income of $39.7 million, or $0.07 per diluted share, compared to $29.3 million, or $0.05 per diluted share, for the third quarter of 2011. For the nine months ended September 30, 2012, we reported net income of $173.6 million, or $0.30 per diluted share, compared to $333.3 million, or $0.55 per diluted share, for the nine months ended October 2, 2011. Net income for the nine months ended October 2, 2011 included a $260.1 million gain on the sale of our external storage systems business.

Our board of directors authorized stock repurchases of up to $750.0 million on March 9, 2011 and an additional $500.0 million on August 1, 2012. As of September 30, 2012, $525.0 million remained available for stock repurchases. During the nine months ended September 30, 2012, we repurchased 29.1 million shares for $226.2 million. Purchases under the authorizations are expected to be funded with available cash, cash equivalents and short-term investments. We ended the third quarter of 2012 with cash and cash equivalents, together with short-term investments, of $643.0 million, a decline from $935.5 million at the end of 2011, primarily attributable to the cash we used for the acquisition of SandForce.

In early 2012, our shipments of semiconductors for hard disk drives benefited as the hard disk drive industry recovered from the impact of flooding in Thailand in 2011, which affected the production facilities of companies in that industry. More recently, we believe there has been a weakening of sales of personal computers, which we believe led to a decline in our revenues from semiconductors for hard disk drives in the third quarter of 2012 and which we believe will result in further reductions in sales of our products for hard disk drives in the fourth quarter. And, while we have seen significant growth in the first nine months of 2012 in sales of semiconductors for flash memory-based products such as solid state drives and server adapter cards, we believe that a weak market for personal computer sales, elevated shipments in the third quarter of semiconductors for flash-based products to support our customers’ new product launches and solid state drive-enabled personal computer rollouts being lower than anticipated, will result in a significant reduction in our sales of semiconductors for flash-based products in the fourth quarter from third quarter levels. The prices of certain commodities used in the production of semiconductors have increased in recent periods, adversely affecting our gross margins. For example, we use gold in the production of semiconductors and the market price of gold increased significantly in the second half of 2011 and remained at elevated levels through the first nine months of 2012. We do not currently enter into hedging transactions to manage our exposure to changes in the prices of gold or other commodities, although we may choose to do so in the future. Further increases in commodity costs or sustained increased prices may continue to have an adverse impact on our gross margins.

As we look forward into the remainder of 2012 and 2013, we are focused on a number of key objectives, including:

•	Carefully monitoring market conditions and attempting to maintain appropriate levels of inventory;

•	Attempting to maintain our gross margins and controlling operating expenses;

•	Meeting or exceeding our product development, quality and delivery commitments to our customers;

•	Identifying attractive opportunities for future products, particularly in areas that are adjacent to technologies where we have strong capabilities;

•	Developing leading-edge new technologies; and

•	Developing the skills of our workforce.

RESULTS OF OPERATIONS

Revenues

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In millions)
Revenues	$624.0	$546.9	$1,906.0	$1,520.8

Revenues increased by $77.1 million, or 14.1%, for the three months ended September 30, 2012 as compared to the three months ended October 2, 2011, driven by higher unit sales of semiconductors used in storage applications as a result of the ramping of new products to existing customers and $49.9 million of revenue from flash storage processors due to the acquisition of SandForce. These increases were offset in part by a decrease in unit sales of semiconductors used in older networking applications.

Revenues increased by $385.2 million, or 25.3%, for the nine months ended September 30, 2012 as compared to the nine months ended October 2, 2011, driven by higher unit sales of semiconductors used in storage applications, such as hard disk drives as that industry recovered from the flooding in Thailand in late 2011, and the ramping of new products to existing customers. The increase also reflects $128.7 million of revenue from flash storage processors as a result of the acquisition of SandForce. These increases were offset in part by a decrease in unit sales of semiconductors used in older networking applications.

Significant Customers:

The following table provides information about sales to Seagate, which was our only customer that accounted for 10% or more of our consolidated revenues:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Percentage of revenues	27%	29%	32%	25%

Revenues by Geography:

The following table summarizes our revenues by geography based on the ordering location of the customer. Because we sell our products primarily to other sellers of technology products and not to end users, the information in the table below may not accurately reflect geographic end-user demand for our products.

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In millions)
North America*	$164.1	$136.9	$477.6	$380.7
Asia	414.4	360.2	1,292.4	993.2
Europe and the Middle East	45.5	49.8	136.0	146.9

Total	$624.0	$546.9	$1,906.0	$1,520.8

*	Primarily the United States.

Revenues in North America and Asia increased by $27.2 million, or 19.9%, and $54.2 million, or 15.0%, respectively, for the three months ended September 30, 2012 as compared to the three months ended October 2, 2011. The increases were primarily attributable to higher unit sales of semiconductors used in storage applications as a result of the ramping of new products to existing customers and higher unit sales of flash storage processors as a result of the acquisition of SandForce. The increases were offset in part by a decrease in unit sales of semiconductors used in older networking applications.

Revenues in North America and Asia increased by $96.9 million, or 25.5%, and $299.2 million, or 30.1%, respectively, for the nine months ended September 30, 2012 as compared to the nine months ended October 2, 2011. The increases were primarily attributable to higher unit sales of semiconductors used in storage applications, such as hard disk drives as that industry recovered from the flooding in Thailand in late 2011, and the ramping of new products to existing customers. The increases were also due to higher unit sales of flash storage processors as a result of the acquisition of SandForce. The increases were offset in part by a decrease in unit sales of semiconductors used in older networking applications.

Revenues in Europe and the Middle East remained relatively flat in the three and nine months ended September 30, 2012 as compared to the three and nine months ended October 2, 2011.

Revenues by Product Groups:

The following table presents our revenues by product groups:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In millions)
Storage products	$492.6	$403.1	$1,515.8	$1,098.4
Networking products	105.9	117.0	311.7	346.4
Other	25.5	26.8	78.5	76.0

Total	$624.0	$546.9	$1,906.0	$1,520.8

Revenues from storage products increased by $89.5 million, or 22.2%, for the three months ended September 30, 2012 as compared to the three months ended October 2, 2011. The increase was attributable to the ramping of new products to our existing customers and additional revenues from flash storage processors due to the acquisition of SandForce.

Revenues from storage products increased by $417.4 million, or 38.0%, for the nine months ended September 30, 2012 as compared to the nine months ended October 2, 2011. The increase was primarily attributable to higher unit sales of semiconductors used in hard disk drives as that industry recovered from the flooding in Thailand in late 2011 and the ramping of new products to existing customers. The increase was also the result of higher unit sales of flash storage processors due to the acquisition of SandForce.

Revenues from networking products decreased by $11.1 million, or 9.5%, and $34.7 million, or 10.0%, respectively, for the three and nine months ended September 30, 2012 as compared to the three and nine months ended October 2, 2011. The decreases were primarily the result of lower unit sales of semiconductors used in older networking applications.

Other revenues result primarily from the licensing of our intellectual property.

Gross Profit Margin

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(Dollars in millions)
Gross profit margin	$312.7	$263.8	$931.5	$725.6
Percentage of revenues	50.1%	48.2%	48.9%	47.7%

Gross profit margin as a percentage of revenues increased by 1.9% for the three months ended September 30, 2012 as compared to the three months ended October 2, 2011. The increase was primarily attributable to favorable product mix, that is, more sales of higher margin products, and higher revenues enabling better absorption of fixed costs.

Gross profit margin as a percentage of revenues increased by 1.2% for the nine months ended September 30, 2012 as compared to the nine months ended October 2, 2011. The increase was primarily attributable to favorable product mix and higher revenues enabling better absorption of fixed costs, offset in part by the impact of fair valuing inventories acquired from SandForce and higher commodity costs used in manufacturing our products.

Research and Development

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(Dollars in millions)
Research and development	$167.5	$143.3	$512.9	$431.6
Percentage of revenues	26.8%	26.2%	26.9%	28.4%

R&D expense increased by $24.2 million, or 16.9%, for the three months ended September 30, 2012 as compared to the three months ended October 2, 2011. The increase was primarily attributable to higher compensation-related expense, which includes stock-based compensation, resulting from headcount additions associated with the acquisition of SandForce and headcount additions to support our ongoing product development efforts, and higher performance-based compensation expense as a result of improved financial performance. As a percentage of revenues, R&D expense slightly increased in the third quarter of 2012 as compared to the third quarter of 2011.

R&D expense increased by $81.3 million, or 18.8%, for the nine months ended September 30, 2012 as compared to the nine months ended October 2, 2011. The increase was primarily attributable to higher compensation-related expense, which includes stock-based compensation, resulting from headcount additions associated with the acquisition of SandForce and headcount additions to support our ongoing product development efforts, higher performance-based compensation expense as a result of improved financial performance and increased information technology costs for R&D projects. As a percentage of revenues, R&D expense declined in the nine months ended September 30, 2012 as compared to the nine months ended October 2, 2011.

Selling, General and Administrative

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(Dollars in millions)
Selling, general and administrative	$92.0	$77.9	$271.0	$218.5
Percentage of revenues	14.7%	14.2%	14.2%	14.4%

SG&A expense increased by $14.1 million, or 18.1%, for the three months ended September 30, 2012 as compared to the three months ended October 2, 2011. The increase was primarily attributable to higher compensation-related expense, which includes stock-based compensation, resulting from headcount additions associated with the acquisition of SandForce and headcount additions to support revenue growth, along with higher performance-based compensation expense as a result of improved financial performance. As a percentage of revenues, SG&A expense increased in the third quarter of 2012 as compared to the third quarter of 2011.

SG&A expense increased by $52.5 million, or 24.0%, for the nine months ended September 30, 2012 as compared to the nine months ended October 2, 2011. The increase was primarily attributable to higher compensation-related expense, which includes stock-based compensation, resulting from headcount additions associated with the acquisition of SandForce and headcount additions to support revenue growth, along with higher performance-based compensation expense as a result of improved financial performance. As a percentage of revenues, SG&A expense remained relatively flat for the first nine months of 2012 compared to the same period in 2011.

Restructuring of Operations and Other Items, net

The following table summarizes items included in restructuring of operations and other items, net:

	Three Months Ended				Nine Months Ended
	September 30, 2012		October 2, 2011		September 30, 2012		October 2, 2011
	(In millions)
Lease terminations (a)	$0.9		$0.3		$3.7		$3.9
Employee severance and benefits (b)	1.2		0.5		2.7		2.4
Asset impairment and other exit charges	3.5	(c)	6.0	(d)	3.5	(c)	6.0	(d)

Total restructuring expense	5.6		6.8		9.9		12.3
Other items, net	(1.4	)(e)	4.0	(f)	16.3	(g)	(9.6	)(h)

Total restructuring of operations and other items, net	$4.2		$10.8		$26.2		$2.7

(a)	Includes changes in estimates, changes in time value and on-going expenditures related to previously vacated facilities.

(b)	Relates to restructuring actions taken as we continued to streamline operations.

(c)	Consists of a $2.7 million loss on the sale of a property in the U.S. and $0.8 million of other asset impairment and exit costs.

(d)	Primarily relates to write-offs of intellectual property and software which are no longer in use.

(e)	Primarily consists of a $1.7 million reversal of a sales and use tax liability as a result of concluding a state tax audit.

(f)	Primarily consists of costs related to the transition service agreement associated with the sale of the external storage systems business.

(g)	Primarily consists of $8.4 million of SandForce acquisition-related costs and $6.7 million of costs related to the transition service agreement associated with the sale of the external storage systems business, offset in part by a $1.7 million reversal of a sales and use tax liability as a result of concluding a state tax audit.

(h)	Primarily consists of the reversal of a $14.5 million sales and use tax related liability as a result of concluding various audits, partially offset by $5.3 million of costs related to the transition service agreement associated with the sale of the external storage systems business.

Interest Income and Other, net

The following table summarizes components of interest income and other, net:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In millions)
Interest income	$1.6	$2.3	$4.7	$9.0
Other income, net	4.3	5.3	25.4	9.3

Total	$5.9	$7.6	$30.1	$18.3

The $4.3 million decrease in interest income for the nine months ended September 30, 2012 as compared to the nine months ended October 2, 2011 primarily resulted from the absence of interest income in 2012 on a note we received in connection with the sale of a business in 2007 and lower interest rates in 2012 than in 2011.

Other income, net, for the nine months ended September 30, 2012 primarily included $6.3 million of income for transition services related to the sale of the external storage systems business, a $5.8 million gain as a result of re-measuring our pre-acquisition equity interest in SandForce to estimated fair value, $5.5 million of proceeds from insurance claims covering a portion of our losses that resulted from the Thailand flooding in late 2011 and a $2.6 million gain on the sale of certain non-marketable equity securities.

Provision for/Benefit from Income Taxes

We recorded an income tax provision of $15.1 million and an income tax benefit of $22.2 million for the three and nine months ended September 30, 2012, respectively, and income tax provisions of $7.8 million and $12.6 million for the three and nine months ended October 2, 2011, respectively.

The income tax benefit for the nine months ended September 30, 2012 included a tax benefit of approximately $43.2 million due to the release of valuation allowance resulting from the net deferred tax liabilities recorded as part of the SandForce purchase price allocation. The income tax benefit for the nine months ended September 30, 2012 also included a reversal of $10.8 million in liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $5.7 million and interest and penalties of $5.1 million, as a result of the expiration of statutes of limitations in multiple jurisdictions.

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

Discontinued Operations

Following is selected financial information included in (loss)/income from discontinued operations:

	Three Months Ended	Nine Months Ended
	October 2, 2011	October 2, 2011
	(In millions)
Revenues	$2.9	$210.2

Loss before gain on sale of external storage systems business and income taxes	$(2.4)	$(24.9)
Gain on sale of external storage systems business	0	260.1
Benefit from income taxes	(0.1)	(19.5)

(Loss)/income from discontinued operations	$(2.3)	$254.7

There was no income or loss from discontinued operations for the three or nine months ended September 30, 2012.

During the three and nine months ended October 2, 2011, we recognized $3.0 million and $40.9 million, respectively, of restructuring expense as we terminated employees, closed several office locations, terminated certain contracts, discontinued various development projects and wrote off intangible assets and software due to the cancellation of development programs in connection with the exit of the external storage systems business. Further, we released $19.7 million of deferred tax liabilities related to tax deductible goodwill in connection with the sale of the external storage systems business during the nine months ended October 2, 2011.

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

Cash, cash equivalents and short-term investments decreased to $643.0 million as of September 30, 2012 from $935.5 million as of December 31, 2011. The decrease was mainly due to $319.2 million of cash used in connection with the acquisition of SandForce and cash outflows for other investing activities and financing activities, offset in part by cash inflows generated from operating activities, as described below.

Working Capital

Working capital decreased by $265.5 million to $696.3 million as of September 30, 2012 from $961.8 million as of December 31, 2011. The decrease was primarily attributable to following:

•

Cash, cash equivalents and short-term investments decreased by $292.5 million primarily due to the use of $319.2 million in connection with the acquisition of SandForce in January 2012, the use of $226.2 million to repurchase our common stock, and the use of $101.7 million for purchases of property and equipment, net of proceeds from sales, offset in part by net cash provided by operating activities of $279.3 million;

•	Accrued salaries, wages, and benefits increased by $24.9 million primarily as a result of the timing of payments for salaries, benefits and performance-based compensation; and

•	Accounts payable increased by $9.3 million primarily due to an increase in inventory purchases to support new product introductions and the normal timing of invoice receipts and payments.

These decreases in working capital were offset in part by the following:

•	Inventories increased by $29.1 million as a result of increased inventory purchases to support new product introductions and higher revenues in 2012 as compared to 2011;

•	Other accrued liabilities decreased by $18.2 million primarily due to the utilization of restructuring reserves, payments of taxes and decreases in other accruals related to our operations; and

•	Accounts receivable increased by $10.0 million primarily as a result of increased revenues in the third quarter of 2012 as compared to the fourth quarter of 2011.

Working capital increased by $185.5 million to $964.7 million as of October 2, 2011 from $779.2 million as of December 31, 2010. The increase was primarily attributable to the following:

•

Cash, cash equivalents and short-term investments increased by $202.2 million primarily due to $475.2 million of proceeds from the sale of our external storage systems business in May 2011 and net cash provided by operating activities of $191.4 million, offset in part by the use of $471.8 million to repurchase our common stock;

•

Inventories increased by $23.7 million primarily due to increased inventory purchases during the third quarter of 2011 in anticipation of expected increases in product demand, offset in part by inventory sold to NetApp as part of the sale of the external storage systems business;

•

Accrued salaries, wages and benefits decreased by $17.6 million primarily as a result of the timing of payments for salaries, benefits and performance-based compensation, and the payout of accrued compensation-related costs to employees transferred to NetApp as part of the sale of the external storage systems business; and

•

Assets held for sale increased by $16.2 million primarily as a result of the reclassification of land in Gresham, Oregon from held and used to held for sale because the held for sale criteria were met during the second quarter of 2011.

These increases in working capital were offset in part by the following:

•	Accounts receivable decreased by $78.2 million primarily as a result of lower revenues from discontinued operations due to the sale of the external storage systems business.

Cash Provided by Operating Activities

During the nine months ended September 30, 2012, we generated $279.3 million of cash from operating activities as a result of the following:

•	Net income adjusted for non-cash items and other non-operating adjustments, which are quantified in our condensed consolidated statements of cash flows included in Item 1;

•	Offset in part by a net decrease of $70.8 million in assets and liabilities, including changes in working capital components, from December 31, 2011 to September 30, 2012, as discussed above.

During the nine months ended October 2, 2011, we generated $191.4 million of cash from operating activities as a result of the following:

•	Net income adjusted for non-cash items and other non-operating adjustments, which are quantified in our condensed consolidated statements of cash flows included in Item 1;

•	Offset in part by a net decrease of $77.4 million in assets and liabilities, including changes in working capital components, from December 31, 2010 to October 2, 2011, as discussed above.

Cash Used in/Provided by Investing Activities

Cash used in investing activities for the nine months ended September 30, 2012 was $483.3 million. The investing activities during the nine months ended September 30, 2012 were the following:

•	Acquisition of SandForce, net of cash acquired, for $319.2 million;

•	Purchases of property and equipment, net of proceeds from sales, totaling $101.7 million, including $45.5 million for an office building that we intend to be our new headquarters; and

•	Purchases of available-for-sale debt securities and other investments, net of proceeds from maturities and sales, of $62.4 million.

Cash provided by investing activities for the nine months ended October 2, 2011 was $418.6 million. The investing activities during the nine months ended October 2, 2011 were the following:

•	Proceeds from the sale of our external storage systems business, net of transaction fees, of $475.2 million;

•	Purchases of property and equipment, net of proceeds from sales, totaling $45.9 million; and

•	Purchases of available-for-sale debt securities and other investments, net of proceeds from maturities and sales, of $10.7 million.

We expect capital expenditures to be approximately $130.0 million in 2012, a significant portion of which relates to the office building that we intend to be our new headquarters. We have established strategic supplier alliances with foundry semiconductor manufacturers and with third-party assembly and test operations, which enables us to have access to advanced manufacturing capacity without having to increase our capital spending requirements.

Cash Used in Financing Activities

Cash used in financing activities for the nine months ended September 30, 2012 was $135.6 million. This amount included $226.2 million of repurchases of our common stock, offset in part by $90.6 million cash received from issuances of common stock under our employee stock plans.

Cash used in financing activities for the nine months ended October 2, 2011 was $405.7 million. This amount included $471.8 million to repurchase our common stock, offset in part by proceeds of $66.1 million from issuances of common stock under our employee stock plans.

We do not currently pay any cash dividends to our stockholders.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of September 30, 2012:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Other		Total
	(In millions)
Operating lease obligations	$36.2	$36.6	$11.3	$6.4	$0		$90.5
Purchase commitments	350.4	25.1	9.1	0	0		384.6
Pension contributions	15.2	*	*	*	*		15.2
Uncertain tax positions	0	0	0	0	100.1	**	100.1

Total	$401.8	$61.7	$20.4	$6.4	$100.1		$590.4

*	We have pension plans covering certain former Agere U.S. employees. We also have pension plans covering certain international employees. Although additional future contributions will be required, the amount and timing of these contributions will be affected by actuarial assumptions, the actual rate of return on plan assets, the level of market interest rates, legislation changes and the amount of voluntary contributions to the plans. The amount shown in the table represents our planned contributions to our pension plans during the remainder of 2012. Because any contributions for 2013 and later will depend on the value of the plan assets in the future and thus are uncertain, we have not included any amounts for 2013 and beyond in the above table.

**	This amount represents the non-current tax payable obligation. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.

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

Uncertain Tax Positions

As of September 30, 2012, we had $188.4 million of unrecognized tax benefits, for which we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, we estimate that the unrecognized tax benefits, plus accrued interest and penalties, could decrease by up to $16.3 million.

Standby Letters of Credit

We had outstanding obligations relating to standby letters of credit of $4.4 million and $3.5 million, respectively, as of September 30, 2012 and December 31, 2011. Standby letters of credit are financial guarantees provided by third parties for leases, customs and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amounts. The standby letters of credit generally renew annually.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes in our critical accounting estimates or significant accounting policies during the nine months ended September 30, 2012 as compared to the discussion in Part II, Item 7 and in Note 2 to our financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

The information contained in Note 1 to our financial statements in Item 1 under the heading “Recent Accounting Pronouncements” is incorporated by reference into this Item 2.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in the market risk disclosures during the nine months ended September 30, 2012 as compared to the discussion in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control: During the third quarter of 2012, we did not make any change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

•	Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s attention and resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about the repurchases of our common stock during the quarter ended September 30, 2012.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2 — August 1, 2012	0	$0	0	$575,028,406
August 2 — September 1, 2012	5,478,981	$7.55	5,478,981	$533,653,042
September 2 — September 30, 2012	1,131,708	$7.68	1,131,708	$524,966,119

Total	6,610,689	$7.57	6,610,689	0

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

LSI CORPORATION
(Registrant)

Date: November 6, 2012	By	/s/ Bryon Look
Bryon Look
Executive Vice President, Chief Financial Officer and Chief Administrative Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema document

101.CAL	XBRL taxonomy extension calculation linkbase document

101.DEF	XBRL taxonomy extension definition linkbase document

101.LAB	XBRL taxonomy extension label linkbase document

101.PRE	XBRL taxonomy extension presentation linkbase document