Form 10-K
period 2012-12-31
LSI CORP
filed 2013-02-26
CIK 703360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 1-10317

LSI CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	94-2712976
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1320 Ridder Park Drive

San Jose, California 95131

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:

(408) 433-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of July 1, 2012 was approximately $3.5 billion, based on the reported last sale price on the New York Stock Exchange of such equity on the last business day of the fiscal quarter ending on such date.

As of February 19, 2013, 549,740,509 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report is incorporated by reference from the registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2013 annual meeting of stockholders.

LSI Corporation

Form 10-K

For the Year Ended December 31, 2012

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

LSI, LSI & Design logo, 3ware, Axxia, Fusion-MPT, MegaRAID, Nytro, SandForce, Syncro, TrueStore and WarpDrive are trademarks or registered trademarks of LSI Corporation. All other brand or product names may be trademarks or registered trademarks of their respective companies.

PART I

Item 1.	Business

General

We design, develop and market complex, high-performance storage and networking semiconductors. We offer a broad portfolio of capabilities including custom and standard product integrated circuits that are used in hard disk drives, solid state drives, high-speed communications systems, computer servers, storage systems and personal computers. We deliver our products to our customers as stand-alone integrated circuits as well as incorporated onto circuit boards that offer additional functionality. We also license our intellectual property to other entities.

Integrated circuits, also called semiconductors or chips, are made using semiconductor wafers imprinted with a network of electronic components. They are designed to perform various functions such as processing electronic signals, controlling electronic system functions and processing and storing data. We provide products for leading original equipment manufacturers, or OEMs, in the server, storage and networking industries. We also sell some of our products through a network of resellers and distributors.

You can find segment financial information and geographic financial information in Note 11 to our financial statements in Item 8 of Part II, which information is incorporated herein by reference. See Item 1A —“Risk Factors” for information about risks we face as a result of our operations outside the United States, which information is also incorporated herein by reference.

Recent Developments

In May 2011, we sold our external storage systems business, which designed and sold entry-level and mid-range storage systems to OEMs and channel customers. As a result of selling that business, we have been able to focus our development and sales efforts on our semiconductor business.

On January 3, 2012, we acquired SandForce, Inc., a provider of flash storage processors, or FSPs, for enterprise and client flash solutions and solid state drives, or SSDs. We acquired SandForce to enhance our competitive position in the PCIe® flash adapter market where LSI’s products already used SandForce FSPs. Additionally, the combination of LSI’s custom capability and SandForce’s standard product offerings allows us to offer a full range of products aimed at the growing FSP market for ultrabook, notebook and enterprise SSD and flash solutions.

In December 2012, we moved the listing of our common stock from the New York Stock Exchange to the Global Select tier of the NASDAQ Stock Market.

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

Products

STORAGE PRODUCTS

Our storage products enable secure movement of digital data to and from host machines such as servers, personal computers and storage systems to the underlying storage devices such as hard disk drives, tape drives and solid state drives. Our storage products can be embedded in storage devices, host computers or adapters and in switches, which move data on a storage area network, or SAN.

Our storage product portfolio includes:

•	hard disk, solid state and tape drive solutions, which enable the reading and writing of digital data to and from the storage media such as the hard disk drive platter or the flash memory cell:

•	server and storage connectivity solutions, which facilitate secured data transfers between host systems such as servers and storage devices; and

•	custom storage solutions that enable high speed storage data communication between servers and external storage systems over a switched storage network such as a fiber channel SAN.

In 2012, 2011 and 2010, we had $1,994 million, $1,487 million and $1,302 million of revenues from sales of our storage semiconductor products representing approximately 79.6%, 72.7% and 69.6% of our total revenues.

Hard Disk and Tape Drive Electronics

We sell integrated circuits for hard disk and tape drive solutions that are used to store and retrieve data in personal computers, corporate network servers, archive/back-up devices and consumer electronics products such as digital video recorders, game consoles and external storage devices. A hard disk drive, or HDD, contains physical media, one or more “platters” that store data, a motor that spins the media, drive heads that read data from and write data to the media and electronics that process the data and control the disk drive. Tape drives store data on magnetic tape and provide a high-capacity, cost-effective tiered data storage back-up solution.

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

In 2012, we introduced the industry’s first 28nm SoC for the desktop and notebook hard disk market segments. These new solutions provide a cost-effective way to increase the amount of data that can be stored on a hard drive by enabling higher areal density and yield through superior signal-to-noise ratio performance.

Flash Storage Applications

Flash, or solid state memory, stores data in non-volatile semiconductors that retain data even when power is switched off. Storage devices using flash memory can typically store and retrieve data faster than hard disk drives, but cost more than hard disk drives with the same capacity. As a result of its speed advantage, flash-based storage has become a fast growing storage medium, especially for applications that can benefit from very fast access to data such as mission critical enterprise applications, as well as consumer products such as laptops. We address this market opportunity with custom and standard flash storage processors as well as PCIe based flash adapters.

Flash Storage Processors.    An SSD stores data in flash memory instead of on a hard disk, providing high speed access to the data. Flash storage processors manage the underlying flash memory in SSDs, performing critical functions such as reading and writing data to and from the flash chips and performing error correction, wear leveling and bad block management.

PCIe Flash Adapters.    These products allow servers and storage systems to store frequently-used data in flash memory, allowing for faster access and better performance for that data than if it had been stored on a traditional hard disk, and are aimed at the web serving, data warehousing, data mining, online transaction processing and high-performance computing fields. Our PCIe flash adapters are an extension of our existing adapter products, incorporating flash memory, FSPs, SAS controller chips and software on an industry-standard size adapter board.

In 2012, we introduced our Nytro™ family of products which expands upon our existing WarpDrive® PCIe-based solution and allows us to offer a full range of enterprise application acceleration solutions. The Nytro family adds caching and RAID, or redundant array of independent disk, protection to our WarpDrive offerings, making it the first product to incorporate flash memory onto an industry standard RAID adapter board. The Nytro WarpDrive product addresses high capacity flash used for primary storage where the entire application resides in flash. Nytro XD addresses mid-capacity flash with seamless caching and acceleration in shared storage environments where primary storage remains on low cost HDDs and our caching software identifies and stores frequently used data onto flash. Nytro MegaRAID® addresses low capacity flash in lower cost direct attached storage environments where primary storage consists of RAID protected hard disks directly connected to a server and onboard caching software identifies and stores frequently used data onto flash.

Server Storage Connectivity Products

We also offer solutions that enable data transmission between a host computer, such as a server, and storage peripheral devices, such as hard disk, solid state and optical disk drives and disk and tape-based storage systems. Some of these solutions are delivered as stand-alone semiconductors. Other solutions are delivered as circuit boards, known as adapter products, which incorporate our semiconductors onto a circuit board with other features. These products include:

Server Storage Semiconductor Products.    Our product line includes integrated circuits such as input/output controllers and RAID-on-Chip integrated circuits, or ROCs, that support the SAS, SATA and PCIe protocol standards combined with our Fusion-MPT™ firmware and drivers to form intelligent storage interface solutions primarily for server, workstation and storage systems motherboard applications. Additionally, our product line includes SAS and SATA bus expander integrated circuits, SAS switches and disk drive bridging or interposer circuits used primarily in storage systems. The majority of our SAS products in production during 2012 supported the 3 and 6 gigabits per second SAS standards. We are also sampling the next generation of SAS products which will support the 12 gigabits per second standard.

Server RAID Adapters and Software.    We offer a variety of direct-attach RAID solutions as part of our MegaRAID and 3ware® product families, which store data using multiple drives and various data replication strategies to minimize the impact of the failure of any one drive. Our MegaRAID and 3ware products include single-chip RAID-on-motherboard solutions, a broad family of PCIe RAID controller boards featuring SAS and SATA interfaces, and software-only RAID products for entry level RAID data protection. All of these solutions utilize our fully featured RAID software and management utilities for robust storage configuration and deployment. In addition to the OEM channel, we offer MegaRAID and 3ware branded products through a network of distributors and resellers.

In 2012, we introduced our Syncro™ products, which are designed to allow multiple servers to share storage. Our Syncro CS offerings provide small and medium size enterprises with redundancy for mission critical applications by allowing servers to share storage, allowing increased application uptime and availability without the cost and complexity of traditional high availability solutions. Our Syncro MX-B Boot Appliance can act as a boot device for as many as 48 servers. By using a RAID configuration with a smaller number of drives, the appliance can significantly increase reliability while reducing overall system and maintenance costs for the largest cloud and mega-datacenter environments.

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

NETWORKING PRODUCTS

We offer networking products principally targeting the wireless infrastructure, enterprise and data center markets. Our solutions allow service providers and enterprises to accelerate data and deliver differentiated communications services over mobile broadband and packet-based networks. Our networking solutions are designed to enable wireless and Internet Protocol, or IP, networks to provide reliability similar to that of traditional circuit-based networks by incorporating quality-of-service features which enable data intensive applications such as streaming video.

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

In 2012, 2011 and 2010, we had $407 million, $454 million and $473 million of revenues from sales of our networking semiconductor products representing approximately 16.2%, 22.2% and 25.3% of our total revenues.

Custom Networking Products

These integrated circuits incorporate our intellectual property or combine our intellectual property with the intellectual property of our customers or other third parties to create a customized solution for these customers. For some customers, we design and manufacture the integrated circuit while the key intellectual property belongs solely to our customers. Our most technically advanced design platforms offer power savings at increased density and higher performance. These platforms allow our wireless infrastructure and enterprise networking customers to meet performance demands while simultaneously reducing product and cooling costs.

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

Our Axxia® Communications Processor provides packet processing, traffic management, deep packet inspection and security capabilities, and is aimed at wireless network access systems and enterprise gateways. We offer a family of Axxia products with different price-points and throughput capabilities to meet various carrier requirements. We offer network processors that can be used in a variety of locations in a carrier’s network, from low-bandwidth locations, such as between an end-customer and the carrier’s central office, to high-bandwidth locations such as the core of the carrier’s network.

During 2012, we announced plans to incorporate low-power cores from ARM® into our Axxia platform. This will enable us to offer networking applications aimed at satisfying increasing bandwidth demands in a power-efficient manner. These products will be targeted to applications such as mobile video and cloud computing which are dramatically increasing network traffic.

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

Personal Connectivity Solutions

We sell high speed input/output products that transfer data within and between computers, peripheral equipment, such as printers, scanners and digital cameras, and data networks. Our products, which support established connectivity and transmission standards known as Gigabit Ethernet, IEEE®1394, and Universal Serial Bus or USB, are sold primarily to manufacturers of computers, peripheral equipment and communications equipment. In addition, we sell integrated circuits and associated software for analog modem and IEEE 1394 products, primarily to manufacturers of personal computers, notebook computers, point-of-sale terminals, facsimile machines, multi-function printers, cable and satellite set-top boxes and other electronic equipment.

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

Our marketing efforts support our OEM customers, as well as our distributors and reseller channels, with programs targeted at developing differentiated go-to-market strategies and increasing sales effectiveness. Depending on the nature of our channel customer engagement, our marketing teams offer various levels of assistance in assessing and analyzing the competitive landscape, defining product strategy and roadmaps, developing product positioning and pricing, creating product launch support materials and closing sales. These marketing teams carefully coordinate joint product development and marketing efforts with our customers to ensure that we address and effectively target enterprise requirements. We maintain sales and marketing organizations in the United States and internationally in China, Germany, Italy, Japan, Singapore, Sweden, Taiwan and the United Kingdom.

Customers

In 2012, Seagate Technology accounted for approximately 31% of our total revenues. No other customer accounted for more than 10% of our total revenues in 2012. We currently have a highly concentrated customer base as a result of our strategy to focus our marketing and sales efforts on select, large-volume customers. Our top 10 end customers in 2012, based on revenues, accounted for approximately 66% of our revenues. We typically sell products pursuant to purchase orders that customers can generally cancel, change or defer up to a specified point in time without incurring a significant penalty. While we may have contracts with customers that outline general terms and conditions, we do not typically have contracts that commit our customers to buy specified quantities of products from us. The loss of any of our significant customers, any substantial decline in sales to these customers, or any significant change in the timing or volume of purchases by these customers could result in substantially lower revenues and could materially harm our business, financial condition and results of operations.

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

Wafer fabrication is very complex and costly, and the industry trend has been towards outsourcing all or a portion of this operation to silicon foundries located throughout the world. Our wafer fabrication is performed by third-party foundries, including Taiwan Semiconductor Manufacturing Corporation, our primary foundry partner, and other foundries such as International Business Machines Corporation and Silicon Manufacturing Partners, a joint venture owned by us and GLOBALFOUNDRIES. We also use third-party suppliers, including STATS ChipPAC, Siliconware Precision Industries and Amkor Technology, to perform final assembly and test operations for us.

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

Our board-level products incorporate a variety of standard industry components and LSI-designed components, mounted on printed circuit board assemblies. The manufacturing, assembly and test operations for these products are all fully outsourced to third-party suppliers to take advantage of the scale, quality and cost benefits afforded by third-party manufacturing services. Our RAID and Nytro adapter and interposer boards are produced in configurations ranging from bulk packaging of multiple units sold to major server and workstation OEMs, to individual products for indirect channels featuring retail packaging with software media, documentation and interconnect cables. LSI’s adapters are shipped from our third-party suppliers to our worldwide inventory hubs, directly to OEM factories, or to distributors who supply them to a variety of indirect channels in the market.

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

Competition

The semiconductor industry is intensely competitive and characterized by continuing technological change, rapid product obsolescence, evolving industry standards and price erosion. Some of our competitors are larger, diversified companies with substantially greater financial resources than us. Some companies that make products for which we could supply parts have internal semiconductor design capacity and may choose to develop products internally rather than obtain them from companies such as LSI. We also compete with smaller and emerging companies whose strategy is to sell products into specialized markets or to provide only a portion of the range of products and services that we offer.

We compete with Marvell Technology Group, Ltd., PMC-Sierra, Inc. and Texas Instruments, Inc. with respect to both storage and networking products. Additional competitors for our storage products include Fusion-io, Inc. and Promise Technology Inc. With respect to our networking products, we also compete with companies such as Avago Technologies Limited, Broadcom Corporation, Cavium Networks, Inc., Freescale, Inc. and International Business Machines Corporation.

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

Patents, Trademarks and Licenses

We own or have rights to a number of patents, trademarks, copyrights, trade secrets and other intellectual property directly related to and important to our business. As of December 31, 2012, we had approximately 11,300 U.S. patents and patent applications and a number of related foreign patents and patent applications. These patents include patents related to the following technologies:

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

In some cases we indemnify our customers for some of the costs and damages of patent infringement in circumstances where our product is the direct cause of the customer’s infringement exposure. We generally exclude coverage where infringement arises out of the combination of our products with products of others.

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

Research and Development

Our industry experiences rapid change and we must continually develop new products to remain competitive. Our research and development expenditures were $690 million, $576 million and $563 million for the years ended December 31, 2012, 2011 and 2010, respectively. We anticipate that we will continue to make significant research and development expenditures to maintain our competitive position with a continuing flow of innovative products and technology.

Working Capital

Information about our working capital practices is included in Item 7 of Part II — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Financial Condition, Capital Resources and Liquidity” and is incorporated herein by reference.

Environmental Regulation

Federal, state and local regulations, in addition to those of other nations, impose various environmental controls on certain chemicals and substances used in the manufacture of semiconductor products. To comply with these regulations, we have implemented environmental, health and safety management system processes. We offer products that comply with the requirements of the European Union Directive 2011/65/EU on the Restriction of the use of certain Hazardous Substances in Electrical and Electronic Equipment (RoHS Directive Recast) and other international environmental regulations impacting electronic equipment and components. We also work internally and with our suppliers and customers to develop a pro-active approach to emerging concerns such as those associated with climate change.

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

Employees

As of December 31, 2012, we had 5,080 full-time employees.

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

A limited number of customers accounts for a substantial portion of our revenues. In 2012, Seagate, our largest customer, represented approximately 31% of our total revenues, and our 10 largest customers accounted for approximately 66% of our revenues. We typically do not have contracts with our major customers that obligate them to purchase any minimum amount of products from us. Sales to these customers are made pursuant to purchase orders, which typically can be canceled or modified up to a specified point in time, which may be after we have incurred significant costs related to the sale. If any of our key customers reduced significantly or canceled its orders, our business and operating results could be adversely affected. Because many of our semiconductor products are designed for specific customers and have long product design and development cycles, it would be difficult for us to replace revenues from key customers that reduce or cancel their existing orders for these products which may happen if they experience lower than anticipated demand or cancel a program.

In addition, if we fail to win new product designs from our major customers, our business and results of operations may be harmed. Further, if our major customers make significant changes in scheduled deliveries; experience disruptions in their operations as a result of weather or natural disasters, or for any other reason; decide to pursue the internal development of the products we sell to them; or are acquired, our business and results of operations may be adversely affected. Additionally, business combinations involving our customers or competitors of our customers could have a positive or negative impact on our business.

A significant portion of our revenues is derived from the sale of products for use in hard disk drives and dynamics in that industry as well as competing technologies could have an adverse impact on our revenues.

In 2012, we derived over 40% of our revenues from products for use in hard disk drives. The hard disk drive industry has experienced consolidation over the last few years, resulting in fewer design opportunities and hard disk drive programs and a corresponding increase in the significance of winning or losing any one design or program. For example, following Seagate’s acquisition of Samsung’s storage operations, Seagate adopted Samsung’s 2.5 inch hard disk platform targeted at notebook computers, which does not use our SoCs, and reduced sales of its own notebook solution, which does incorporate our SoCs, adversely affecting our revenues. Additionally, we believe that end users may be purchasing tablet computers, which use flash memory rather than hard disk drives to store data, as a substitute for purchasing a notebook computer containing a hard disk drive. We do not currently provide controllers for flash memory used in tablet computers and further increases in sales of tablet computers could adversely affect our revenues.

We operate in intensely competitive markets, and our failure to compete effectively would harm our results of operations.

We derive revenues from the sale of semiconductor products. The semiconductor industry is intensely competitive, and competition continues to increase as existing competitors enhance their product offerings and as new participants enter the market. Our competitors include large domestic and foreign companies that have substantially greater financial, technical and management resources than us. Several major diversified electronics companies offer products that compete with our products. Other competitors are specialized, rapidly growing companies that sell products into the same markets that we target. Additionally, some companies that make products for which we could supply parts have semiconductor design and manufacturing capabilities and may choose to develop products internally rather than purchase them from us. We cannot provide any assurances that the price and performance of our products will be superior relative to the products of our competitors or will be sufficient to obtain business.

Some of our products are targeted at relatively new product categories. The market dynamics in these product categories may still be developing and could ultimately develop in ways that harm our business. For example, we sell FSPs for solid state drives. This market is in the early stages of development and some of our potential customers may elect to design and manufacture their own flash controller products, which could have a negative impact on our revenues from these products.

In addition, our products often have a limited life before they are replaced by products utilizing newer technology. Because we do not have multi-generation contracts with most of our customers, we must win the business of our customers for each new generation of a product. If we are unable to do so, whether because we are unable to develop a next generation product rapidly enough, because our product is not priced competitively, or for any other reason, our results of operations could be adversely affected.

Increased competition may harm our revenues and margins. For example, competitors with greater financial resources may be able to offer lower prices than ours, or they may offer additional products, services or other incentives that we may not be able to match. Competitors may be better able than us to respond quickly to new technologies and may undertake more extensive marketing campaigns than we do. They may also make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their market share. In addition, competitors may sell commercial quantities of new products before we do, establishing a market position that we may not be able to overcome once we introduce similar products in commercial quantities. If we are unable to develop and market competitive products on a timely basis, our revenues may decline.

Customer orders and ordering patterns can change quickly, making it difficult for us to predict our revenues and making it possible that our actual revenues may vary materially from our expectations, which could harm our results of operations and stock price.

We sell a significant amount of our products pursuant to purchase orders that customers may cancel or defer on short notice without incurring a significant penalty. In addition, the period of time between order and product shipment can be very short. If customers reduce the rate at which they place new orders, whether because of changing market conditions for their products or other reasons, or if they cancel or defer previously placed orders, the impact on our revenues can occur quickly and could cause us to experience revenues that are lower than we may have indicated in any public forecast of our future revenues. For example, as economic conditions deteriorated in the fourth quarter of 2008, our sales declined below the expectations we had publicly announced earlier that quarter because our customers’ orders declined to a level below that which we had anticipated. Reductions in new order rates as well as cancellations or deferrals of existing orders could also cause us to hold excess inventory. Further, a significant portion of our costs are fixed and we may be unable to reduce those costs proportionately. Each of these events could adversely affect our results of operations.

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

We depend on third-party foundries to manufacture integrated circuits for us and on outside suppliers to assemble and test our semiconductor products and to assemble our board-level products. As such, we face the following risks:

•	a supplier may be unwilling or unable to devote adequate capacity to the production of our products or may be unable to produce our products;

•	a supplier may fail to timely develop, or may discontinue, manufacturing methods or technologies necessary for our products;

•	manufacturing costs may be higher than planned;

•	product reliability may not be acceptable;

•	a manufacturer may not be able to maintain continuing relationships with its suppliers of raw materials; and

•	we may have reduced control over delivery schedules, quality, manufacturing yields and costs of products.

The ability of an independent foundry to provide us with integrated circuits is limited by its available capacity and existing obligations. We generally do not enter into contracts to reserve foundry capacity. Availability of foundry capacity has in the past been reduced from time to time due to strong demand and may not be available when needed at reasonable prices. We believe that semiconductor foundry capacity is currently constrained at some advanced technology nodes. If foundry capacity is limited, it is possible that one of our foundries may allocate capacity to the production of other companies’ products, including those of our competitors. This reallocation could impair our ability to obtain sufficient wafers. If we experience demand for our products that we are not able to meet, we would miss opportunities for additional revenues and could experience a negative impact on our relationships with affected customers. We may also use a second foundry for a particular product when capacity at the main foundry is limited or unavailable, but the cost of integrated circuits at the second foundry may be higher, which would reduce our margins. In addition, as only a limited number of foundries provide manufacturing services using the advanced technologies that we require, we may be unable to secure a second source or replacement foundry for some of our more advanced products.

We depend on our foundries to timely develop new, advanced manufacturing processes and face the risk of being unable to deliver products to our customers if these new processes are not timely developed or we do not have sufficient access to them. For example, we have design wins based on manufacturing processes that are currently under development. If these processes are not developed on schedule, we may lose revenue opportunities and damage our relationships with our customers. Further, because of the limited competition among large foundries, it is possible that our foundry partners for products requiring these technologies will price their services at levels that have an adverse impact on our gross margins or make it unprofitable for us to offer these products. This limited competition among foundries may also make it more difficult for us to use a second foundry for a product when we believe that doing so would be advantageous.

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

If any of our manufacturing suppliers experiences capacity constraints, encounters financial difficulties, or experiences any other major disruption of its operations, we may need to qualify an alternate supplier, which may take an extended period of time and could result in delays in product shipments. Further, we may be unable to find an alternate supplier with the capacity or technical capability required to produce our products. These delays or our inability to find an alternate supplier could cause our customers to seek alternate semiconductor companies to provide them with products previously purchased from LSI, which could adversely impact our business.

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

Some customers will not purchase any products, other than limited numbers of evaluation units, until they qualify the products and/or the manufacturing line for the products. The qualification process can take significant time and resources and we may not always be able to satisfy the qualification requirements of these customers. Delays in qualification or failure to qualify our products may cause a customer to discontinue use of non-qualified products or forego future orders and result in a significant loss of revenue.

We are seeking to expand our business by selling to new types of customers and may be unsuccessful in doing so, which could have a negative impact on our results of operations.

While we have historically derived a significant portion of our revenues by selling to OEM customers, we have recently begun targeting end-user customers for some of our products. For example, while we sell our Nytro products through existing channels, we are seeking to establish sales relationships with some end-user customers, such as data center operators and cloud service providers. These customers may have different customer needs, such as shorter product and time to market cycles and different customer service requirements. If we fail to meet the requirements of these new customers, we may lose customers or fail to capture design wins for these products, which could have a negative impact on our results of operations.

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

In addition, the evolution of standards for integrated circuits may be affected by factors beyond our control. For example, we design some products to conform to current specific industry standards. Our customers may not adopt or continue to follow the standards that we have chosen, which would make our products less desirable to customers, and could negatively affect our sales. Also, competing standards may emerge that are preferred by our customers, which could reduce our sales and require us to make significant expenditures to develop new products.

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

We have defined benefit pension plans under which we are obligated to make future payments to participants. Most benefit accruals under the plans were frozen in 2009. At December 31, 2012, our projected benefit obligations under our pension plans exceeded the value of the assets of those plans by approximately $558.3 million. U.S. law provides that we must make contributions to the pension plans in 2013 of at least $51.7 million. We expect to be required to make additional contributions to the plans in future years. We may also choose to make additional, voluntary contributions to the plans. Depending on our cash position at the time, contributions to our pension plans could impact our operating flexibility and our financial position.

We may be subject to intellectual property infringement claims and litigation, which could cause us to incur significant expenses or prevent us from selling our products.

As is typical in the semiconductor industry, we are frequently involved in disputes regarding patent and other intellectual property rights. We have in the past received, and we may in the future receive, communications from third parties asserting that our products, processes or technologies infringe on the patent or other intellectual property rights of third parties, and we may also receive claims of potential infringement if we attempt to license intellectual property to others. Intellectual property litigation, regardless of the outcome, may be costly and time consuming, and may divert the attention of management and key personnel from other business issues. In response to claims of intellectual property infringement, we may seek to enter into royalty or license agreements or be required to make material changes in production processes or our products. We may not be able to obtain royalty or license agreements on acceptable terms or be able to make acceptable changes to our processes or products. Further, our products or our customers’ products may be restricted from being sold in the United States or another jurisdiction. If any of our products or intellectual property infringes on valid rights held by others, our results of operations or financial position may be adversely affected.

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

Volatility in the price of commodities used in the production of our products or lack of availability of these materials could negatively impact our results of operations.

The prices of some commodities used in the production of our products have been volatile. Sudden increases in the costs of the materials used in the production of our products or lack of availability of these materials may increase our costs or reduce the amount of product we are able to sell, negatively impacting our gross margins and revenues. For example, we use gold in the production of semiconductors and the market price of gold has fluctuated significantly over the last few years, impacting our gross margins. Additionally, at any point in time we may hold a large inventory of flash memory, which is incorporated into our Nytro products. If the price of flash memory changes significantly over a short period of time, we may not be able to make corresponding changes in the prices of our products incorporating flash memory, and our gross margins may be adversely affected. We do not currently enter into hedging transactions to manage our exposure to changes in the prices of gold or other commodities, although we may choose to do so in the future.

We are exposed to legal, business, political and economic risks associated with our international operations.

We derive, and we expect to continue to derive, a substantial portion of our revenues from sales of products shipped to locations outside of the United States. These products are typically incorporated into our customers’ products, which we believe are ultimately sold to end-users around the world. In addition, we perform a significant amount of our development work outside the United States and most of our products are manufactured outside of the United States. We are subject to a number of risks that could adversely affect our business and results of operations as a result of our operations outside of the United States, our customers’ and suppliers’ operations outside of the United States and end-demand outside of the United States, including:

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

Any of these factors, most of which are outside of our control, could have a negative impact on our business. For example, new import/export laws may increase the restrictions on the flow of technology across country boundaries, making it more difficult and/or costly to develop products as we may not be able to easily develop products in close proximity to our customers or using an optimal labor pool.

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

We have engaged, and will likely continue to engage, in acquisitions and strategic alliances, which may disrupt our business or may not be successful and could harm our business and operating results.

We have made acquisitions of other companies, assets and technologies, and expect to continue to explore strategic acquisitions that build upon or expand our library of intellectual property, human capital and engineering talent, and that could increase our ability to address the needs of our customers. Acquisitions of high-technology companies have inherent risks. No assurance can be given that our previous acquisitions or future acquisitions will be successful and will not harm our business or operating results, and any future acquisitions which we complete could be viewed negatively by our customers or potential customers, the markets or our stockholders. In addition, if we fail to successfully integrate any acquired companies, products or technologies or to identify and address liabilities associated with an acquired business or assets, our business, revenues and operating results could be adversely affected. We may not successfully evaluate the financial impact of an acquisition transaction, or the time and resources required to integrate a business, product or engineering team. If, for example, we are unable to retain key personnel or are unsuccessful in growing an acquired business, we may not achieve the expected benefits of the acquisition and our financial results may be negatively impacted. In addition, we may make investments in companies, products and technologies through strategic alliances and otherwise. If these investments are not successful, our results of operations may suffer.

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

Our operations and those of our suppliers are subject to natural disasters and other events outside of our control that may disrupt our business and harm our operating results. During 2011, Thailand experienced flooding as a result of significant rains. A number of companies in the hard disk drive industry had facilities in Thailand that were affected by the flooding, resulting in reduced ability of that industry to produce disk drives, which affected our revenues. Some of our customers in the HDD industry continue to manufacture their products in Thailand. We also have substantial operations in parts of California that have experienced major earthquakes and in parts of Asia that have experienced typhoons, earthquakes and various health issues. Taiwan, a location where many of our suppliers and customers manufacture their products, experienced a series of earthquakes in 2012. A widespread outbreak of an illness such as H1N1 flu, avian flu, or bird flu, or severe acute respiratory syndrome, or SARS, could harm our operations and those of our suppliers as well as decrease demand from customers.

If our operations or those of our suppliers are curtailed because of natural disasters or health issues, our business may be disrupted and we may need to seek alternate sources of supply for manufacturing or other services. Alternate sources may not be available, may be more expensive or may result in delays in shipments to customers, which would affect our results of operations. Some of the technologies we use are sole sourced due to the complex nature of the technology, so a disruption at one of these suppliers could result in our inability to produce certain products. In addition, a curtailment of design operations could result in delays in the development of new products. If our customers’ or suppliers’ and manufacturers’ businesses are affected by natural disasters, health issues or other events outside of our control, our business and results of operations may be harmed.

Laws and regulations to which we are subject, as well as customer requirements in the area of environmental protection and social responsibility, could impose substantial costs on us and may adversely affect our business.

Our business is subject to or may be impacted by various environmental protection and social responsibility legal and customer requirements. For example, we are subject to the European Union Directive 2011/65/EU on the Restriction of the use of certain Hazardous Substances in Electrical & Electronic Equipment (RoHS Directive Recast) and the European Union Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) Regulation (EC) No 1907/2006 in the European Union. Such regulations could require us to redesign our products in order to comply with their requirements and require the development and/or maintenance of compliance administration systems. Redesigned products could be more costly to manufacture or require more costly or less efficient raw materials. If we cannot develop compliant products on a timely basis or properly administer our compliance programs, our revenues could decline due to lower sales. In addition, under certain environmental laws, we could be held responsible, without regard to fault, for costs relating to any contamination at our current or past facilities and at third-party waste-disposal sites. We could also be held liable for consequences arising out of human exposure to such substances or other environmental damage.

Recently there has been increased focus on environmental protection and social responsibility initiatives. We may be required or choose to implement various standards or processes due to the adoption of rules or regulations that result from these initiatives, such as the recently adopted United States rules on the disclosure of the use of “conflict minerals.” Our customers may also require us to implement environmental or social responsibility procedures or standards before they will continue to do business with us or order new products from us. Our adoption of these procedures or standards could be costly, and our failure to adopt these standards or procedures could result in the loss of business, fines or other costs.

We rely on our information technology systems to run our business and any failure of these systems or any malicious intrusion into those systems could result in harm to our business, results of operations and financial condition.

Critical aspects of our business such as our order management processes, financial and reporting infrastructure, and engineering systems and software are dependent on our information technology systems. We also rely on our technology infrastructure to store, process and transmit proprietary information and sensitive or confidential data, including our and our customers’ intellectual property and trade secrets. Any problems that arise with our information technology systems could impair our ability to process customer orders, ship products, provide services and support to our customers, fulfill contractual obligations, file reports with the Securities and Exchange Commission in a timely manner, and otherwise run our business. Our technology infrastructure may be impacted by earthquakes, flooding or other natural disasters, or by other events outside of our control, such as power outages. Moreover, while our information systems are tested to ensure controls to prevent unauthorized access are in place and working, our information systems have been, and will likely continue to be, subject to attempts by others to gain unauthorized access to our systems, computer viruses or other malicious codes, cyber-attacks, or other computer related breaches. While, to date, we have not experienced a material breach of our infrastructure, a material breach of our information systems could result in a disruption to our operations, our inability to run our business, or the misappropriation of our or our customers’ proprietary information. We have implemented security procedures such as virus protection software and emergency recovery processes, however, the measures we have implemented may not be sufficient to address all breaches. Implementing additional security measures may be costly or may be disruptive to our business during implementation.

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

We own an office complex in San Jose, California comprising approximately 240,000 square feet of space that we use for our corporate headquarters, administration and engineering offices. We also own an approximately 600,000 square foot office complex in Allentown, Pennsylvania that we use for administration and engineering offices. We have leased out approximately 74,280 square feet of space in that facility to tenants.

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

This information is included in Note 16 (“Commitments, Contingencies and Legal Matters — Legal Matters”) to our financial statements in Item 8 of Part II and is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of LSI

Set forth below is information about our executive officers as of the date of filing of this Form 10-K.

Name	Age	Position
Abhijit Y. Talwalkar	48	President and Chief Executive Officer
Gregory L. Huff	43	Chief Technology Officer
Bryon Look	59	Executive Vice President, Chief Financial Officer and Chief Administrative Officer
Jean F. Rankin	54	Executive Vice President, General Counsel and Secretary
D. Jeffrey Richardson	48	Executive Vice President and Chief Operating Officer
Gautam Srivastava	40	Senior Vice President, Corporate Marketing and Human Resources

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

Mr. Huff has been our Chief Technology Officer since July 2012. From May 2011 through July 2012, he served as our Senior Vice President of Corporate Strategy. Prior to joining LSI, Mr. Huff was Vice President and Chief Technology Officer of Hewlett Packard’s Industry Standard Server business from 2007 to 2011. Prior to that, he served as Research and Development Director for the HP Superdome product family from 2003 to 2007.

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

Our common stock has traded on the Global Select tier of The NASDAQ Stock Market under the stock symbol “LSI” since December 19, 2012. Prior to that time, it traded on the New York Stock Exchange. The table below shows the high and low sales prices for our common stock for each quarter during our last two full fiscal years, as reported in the consolidated transaction reporting system.

	2012		2011
	High	Low	High	Low
First Quarter	$9.20	$5.99	$7.05	$5.71
Second Quarter	$8.91	$5.95	$7.74	$6.28
Third Quarter	$8.10	$5.59	$7.59	$5.17
Fourth Quarter	$7.23	$6.26	$6.41	$4.75

We did not pay cash dividends on our common stock in 2012 or 2011.

At February 19, 2013, there were 291,628 holders of record of our common stock. We have a greater number of beneficial owners of our stock who own their shares through brokerage firms and other nominees.

Issuer Purchases of Equity Securities

The following table contains information about the repurchases of our common stock during the quarter ended December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 — October 31, 2012	—	$—	—	$524,966,119
November 1 — November 30, 2012	4,227,630	$6.74	4,227,630	$496,473,213
December 1 — December 31, 2012	2,601,831	$6.86	2,601,831	$478,628,723

Total	6,829,461	$6.78	6,829,461

On March 9, 2011, our board of directors authorized the repurchase of up to $750.0 million of our common stock. In addition, on August 1, 2012, our board of directors authorized the repurchase of up to $500.0 million of our common stock. The repurchases reported in the table above were made pursuant to these authorizations. As of December 31, 2012, we have completed the March 2011 repurchase program.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on our common stock to that of the S&P 500 Index and the S&P 500 Semiconductors Index. The graph assumes that a $100 investment was made in our common stock and each of the indices at December 31, 2007, and that dividends, if any, were reinvested in all cases. The stock price performance shown on the graph is not necessarily indicative of future price performance.

	Dec 31, 2007	Dec 31, 2008	Dec 31, 2009	Dec 31, 2010	Dec 31, 2011	Dec 31, 2012
LSI Corporation	$100	$61.96	$113.18	$112.81	$112.05	$133.15
S&P 500 Index	$100	$63.00	$79.67	$91.68	$93.61	$108.59
S&P 500 Semiconductors Index	$100	$54.26	$87.35	$97.13	$99.31	$95.92

Item 6.	Selected Financial Data

Five-Year Consolidated Summary

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Revenues	$2,506,087	$2,043,958	$1,869,654	$1,576,381	$1,908,317
Cost of revenues	1,274,222	1,081,494	989,009	942,323	1,121,713

Gross profit	1,231,865	962,464	880,645	634,058	786,604
Research and development	690,294	575,988	562,991	508,657	563,292
Selling, general and administrative	354,923	295,439	279,126	256,908	325,035
Restructuring of operations and other items, net	49,091	23,719	9,201	36,458	43,662
Goodwill and identified intangible asset impairment charges	—	—	—	—	541,586

Income/(loss) from operations	137,557	67,318	29,327	(167,965)	(686,971)
Interest expense	—	—	(5,601)	(21,931)	(34,943)
Interest income and other, net	37,711	26,472	13,848	20,272	36,110

Income/(loss) from continuing operations before income taxes	175,268	93,790	37,574	(169,624)	(685,804)
(Benefit from)/provision for income taxes	(20,960)	3,778	3,170	(109,321)	(14,134)

Income/(loss) from continuing operations	196,228	90,012	34,404	(60,303)	(671,670)
Income from discontinued operations (including a gain on disposal of $260,066 in 2011), net of tax	—	241,479	5,568	12,584	49,417

Net income/(loss)	$196,228	$331,491	$39,972	$(47,719)	$(622,253)

Basic income/(loss) per share:
Income/(loss) from continuing operations	$0.35	$0.15	$0.05	$(0.09)	$(1.04)

Income from discontinued operations	$—	$0.42	$0.01	$0.02	$0.08

Net income/(loss)	$0.35	$0.57	$0.06	$(0.07)	$(0.96)

Diluted income/(loss) per share:
Income/(loss) from continuing operations	$0.34	$0.15	$0.05	$(0.09)	$(1.04)

Income from discontinued operations	$—	$0.40	$0.01	$0.02	$0.08

Net income/(loss)	$0.34	$0.55	$0.06	$(0.07)	$(0.96)

Year-end status:
Total assets	$2,356,165	$2,232,048	$2,424,912	$2,967,930	$3,344,194
Long-term obligations	$679,647	$712,237	$622,782	$652,441	$1,105,739
Stockholders’ equity	$1,1159,624	$1,058,940	$1,317,502	$1,461,104	$1,440,922

On January 3, 2012, we completed the acquisition of SandForce, Inc., or SandForce, for total consideration of approximately $346.4 million, net of cash acquired. The results of operations of SandForce and the estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements from January 3, 2012.

The 2012 benefit from income taxes includes a $42.4 million tax benefit due to the release of valuation allowance resulting from the net deferred tax liabilities arising from the SandForce acquisition. The 2009 benefit from income taxes includes an $81.0 million tax benefit resulting from settlements of tax audits in foreign jurisdictions.

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

This management’s discussion and analysis should be read in conjunction with the other sections of this Form 10-K, including Part 1, Item 1- “Business”; Part I, Item 1A- “Risk Factors”; Part II, Item 6- “Selected Financial Data”; and Part II, Item 8- “Financial Statements and Supplementary Data.”

Where more than one significant factor contributed to changes in results from year to year, we have quantified these factors throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where practicable and material to understanding the discussion.

OVERVIEW

We design, develop and market complex, high-performance storage and networking semiconductors. We offer a broad portfolio of capabilities including custom and standard product integrated circuits that are used in hard disk drives, solid state drives, high-speed communications systems, computer servers, storage systems and personal computers. We deliver our products to our customers as stand-alone integrated circuits as well as incorporated onto circuit boards that offer additional functionality. We also license our intellectual property to other entities.

On January 3, 2012, we acquired SandForce, Inc. a provider of flash storage processors for enterprise and client flash solutions and solid state drives, for total consideration of approximately $346.4 million, net of cash acquired. We acquired SandForce to enhance our competitive position in the PCIe® flash adapter market where LSI’s products already used SandForce flash storage processors. Additionally, the combination of LSI’s custom capability and SandForce’s standard product offerings allows us to offer a full range of products aimed at the growing flash storage processor market for ultrabook, notebook and enterprise solid state drives and flash solutions.

On May 6, 2011, we sold our external storage systems business to NetApp, Inc. for $480.0 million in cash. That business sold external storage systems, primarily to original equipment manufacturers, or OEMs, who resold these products to end customers under their own brand name. The external storage systems business is reflected as discontinued operations in our consolidated statements of operations and, as such, the results of that business have been excluded from all line items other than “Income from discontinued operations” for all periods presented.

We derive the majority of our revenues from sales of products for the hard disk and solid state drive, server and networking equipment end markets and our revenues depend on market demand for these types of products. We believe that these markets offer us attractive opportunities because of the growing demand to create, store, manage and move digital content. We believe that this growth is occurring as a result of a number of trends, including:

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

Our products are sold primarily to OEMs in the server, storage and networking industries. We also sell some of our products through a network of resellers and distributors.

The markets in which we operate are highly competitive and our revenues depend on our ability to compete successfully. We face competition not only from makers of products similar to ours, but also from competing technologies.

In 2012, we reported revenues of $2,506.1 million compared to $2,044.0 million in 2011. In 2012, we reported net income of $196.2 million, or $0.34 per diluted share, compared to $331.5 million, or $0.55 per diluted share, in 2011. Net income for 2011 included a $260.1 million gain on the sale of our external storage systems business while our results in 2012 reflect the acquisition of SandForce.

Our board of directors authorized stock repurchase programs of up to $750.0 million on March 9, 2011 and an additional $500.0 million on August 1, 2012. During 2012, we repurchased 36.0 million shares for $272.6 million and completed the 2011 program. As of December 31, 2012, $478.6 million remained available for stock repurchases. Future purchases under the 2012 program are expected to be funded with available cash, cash equivalents and short term investments. We ended 2012 with cash and cash equivalents, together with short-term investments, of $676.0 million, a decline from $935.5 million at the end of 2011 which was primarily attributable to the cash we used for the acquisition of SandForce.

A number of hard disk drive manufacturers have production facilities in Thailand. In the fall of 2011, flooding there forced many of these facilities to stop production, which had an adverse impact on our revenues from semiconductors for hard disk drives. As the industry recovered in early 2012, our revenues benefited. More recently, we believe that there has been weakness in sales of personal computers, which has affected sales of hard disk and solid state drives and our revenues from semiconductors for hard disk and solid state drives. We believe that general economic weakness has also affected our revenues, including networking revenues, which has been affected by weak capital spending by wireless telecommunications carriers.

We believe that the weakness in both personal computer sales and general economic conditions is continuing into early 2013. In light of this environment, we are working to manage our operating expenses while at the same time continuing work on products under development. We are focusing our research and development operations on products that we believe provide favorable growth opportunities for our business. We are also working to expand our sales of products in newer areas such as flash memory-based server adapter cards, where we are working directly with large, internet-based datacenter operators, in addition to our more traditional customer base of OEMs and distributors.

RESULTS OF OPERATIONS

Revenues

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Revenues	$2,506.1	$2,044.0	$1,869.7

Revenues increased by $462.1 million, or 22.6%, in 2012 as compared to 2011, driven by higher unit sales of semiconductors used in storage applications, such as hard disk drives, as the hard disk drive industry recovered from the flooding in Thailand in late 2011, and the ramping of new products to existing customers. The increase also reflects $159.7 million of revenues from flash storage processors as a result of the acquisition of SandForce. These increases were offset in part by a decrease in unit sales of legacy networking products.

Revenues increased by $174.3 million, or 9.3%, in 2011 as compared to 2010. The increase was primarily attributable to higher unit sales of semiconductors used in storage applications to existing customers and higher revenues from the licensing of our intellectual property. These increases were offset in part by a decrease in unit sales of legacy networking products.

Significant Customers:

The following table provides information about sales to Seagate Technology, which was our only customer that accounted for 10% or more of our consolidated revenues in each of 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Percentage of consolidated revenues	31%	25%	19%

Revenues by Geography:

The following table summarizes our revenues by geography based on the ordering location of our customer. Because we sell our products primarily to other sellers of technology products and not to end users, the information in the table below may not accurately reflect geographic end-user demand for our products.

	Year Ended December 31,
	2012	2011	2010
	(In millions)
North America*	$635.9	$520.2	$431.2
Asia:
China (including Hong Kong)	788.1	569.7	402.8
Singapore	306.0	256.8	283.5
Taiwan	290.3	272.1	296.0
Other	300.7	224.9	240.8

Total Asia	1,685.1	1,323.5	1,223.1
Europe and the Middle East	185.1	200.3	215.4

Total	$2,506.1	$2,044.0	$1,869.7

*	Primarily the United States.

Revenues in Asia and North America increased by $361.6 million, or 27.3%, and $115.7 million, or 22.2%, respectively, in 2012 as compared to 2011. The increases in both regions were primarily attributable to higher unit sales of semiconductors used in storage applications, such as hard disk drives, as the hard disk drive industry recovered from the flooding in Thailand in late 2011, and the ramping of new products to existing customers. The increases were also due to higher unit sales of flash storage processors as a result of the acquisition of SandForce. The increases were offset in part by a decrease in unit sales of legacy networking products. Revenues in Europe and the Middle East decreased by $15.2 million, or 7.6%, in 2012 as compared to 2011. The decrease was primarily attributable to a decrease in unit sales of legacy networking products.

Revenues in North America increased by $89.0 million, or 20.6%, in 2011 as compared to 2010. The increase was primarily attributable to higher unit sales of semiconductors used in storage applications, and higher revenues from the licensing of our intellectual property. Revenues in Asia increased by $100.4 million, or 8.2%, in 2011 as compared to 2010. The increase was primarily attributable to higher unit sales of semiconductors used in storage applications, partially offset by a decrease in unit sales of legacy networking products. Revenues in Europe and the Middle East decreased by $15.1 million, or 7.0%, in 2011 as compared to 2010. The decrease was primarily attributable to a decrease in unit sales of semiconductors used in storage applications.

Revenues by Product Groups:

The following table presents our revenues by product groups:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Storage products	$1,994.4	$1,487.1	$1,302.1
Networking products	407.2	453.7	473.3
Other	104.5	103.2	94.3

Total	$2,506.1	$2,044.0	$1,869.7

Revenues from storage products increased by $507.3 million, or 34.1%, in 2012 as compared to 2011. The increase was primarily attributable to higher unit sales of semiconductors used in hard disk drives, as the hard disk drive industry recovered from the flooding in Thailand in late 2011 and an increase in sales of new products to existing customers. The increase was also the result of higher unit sales of flash storage processors due to the acquisition of SandForce. Revenues from storage products increased by $185.0 million, or 14.2%, in 2011 as compared to 2010. The increase was primarily attributable to increased unit demand for semiconductors used in hard disk drives, server RAID adapters and storage area network applications.

Revenues from networking products decreased by $46.5 million, or 10.2%, in 2012 as compared to 2011. The decrease was primarily the result of lower unit sales of semiconductors used in legacy networking products. Revenues from networking products decreased by $19.6 million, or 4.1%, in 2011 as compared to 2010. The decrease was primarily due to lower unit sales of legacy networking products.

Other revenues consist primarily of fees from the licensing of our intellectual property. Therefore, such revenues are typically expected to remain relatively consistent over time and any fluctuations may result from new or expiring license agreements.

Gross Profit Margin

	Year Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Gross profit	$1,231.9	$962.5	$880.6
Percentage of revenues	49.2%	47.1%	47.1%

Various factors affect and may continue to affect our product gross margin. These factors include, but are not limited to, changes in our production mix and volume of product sales, the timing of production ramps and margin structures of new products, the positions of our products in their respective life cycles, the effects of competition, the price of commodities used in our products, provisions for excess and obsolete inventories, changes in the costs charged by foundry, assembly and test subcontractors, and amortization of acquired intangible assets.

Gross profit margin as a percentage of revenues increased by 2.1% in 2012 as compared to 2011. The increase was primarily attributable to favorable product mix, that is, more sales of higher margin products, and higher revenues enabling better absorption of fixed costs. The increases were offset in part by a 0.6% adverse effect on gross profit margin resulting from fair valuing inventories acquired from SandForce.

Gross profit margin as a percentage of revenues remained flat in 2011 as compared to 2010. Decreased amortization of intangible assets benefited our gross margin in 2011, which was offset by higher costs of commodities used in our products, a one-time inventory charge of $7.5 million as a result of the flooding in Thailand, an unfavorable shift in product mix, and the absence of a gross margin benefit recognized in 2010 upon termination of a contract associated with our former Mobility Products Group.

Research and Development

	Year Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Research and development	$690.3	$576.0	$563.0
Percentage of revenues	27.5%	28.2%	30.1%

R&D expense consists primarily of employee salaries, contractor expenses and materials used in product development, costs related to third-party design tools and materials used in the design of custom silicon and standard products, as well as depreciation of capital equipment and facilities-related expenditures. In addition to the significant resources we devote to hardware development, we also devote resources to the development of software for our products.

R&D expense increased by $114.3 million, or 19.8%, in 2012 as compared to 2011. The increase was primarily attributable to higher compensation-related expense, which includes stock-based compensation, resulting from headcount additions associated with the acquisition of SandForce and headcount additions to support our ongoing product development efforts, higher performance-based compensation expense as a result of improved financial performance and increased spending to support new design wins.

R&D expense increased by $13.0 million, or 2.3%, in 2011 as compared to 2010. The increase was primarily attributable to higher compensation-related expense and facilities-related expenditures as a result of headcount additions and increased material costs for R&D projects, offset in part by lower costs for shared development engineering projects due to higher contributions from customers associated with existing R&D projects.

Selling, General and Administrative

	Year Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Selling, general and administrative	$354.9	$295.4	$279.1
Percentage of revenues	14.2%	14.5%	14.9%

SG&A expense consists primarily of compensation related expenditures for sales, marketing and administrative employees, costs related to third party services, depreciation and facilities-related expenditures.

SG&A expense increased by $59.5 million, or 20.1%, in 2012 as compared to 2011. The increase was primarily attributable to higher compensation-related expense, which includes stock-based compensation, resulting from headcount additions associated with the acquisition of SandForce and headcount additions to support revenue growth, along with higher performance-based compensation expense as a result of improved financial performance.

SG&A expense increased by $16.3 million, or 5.8%, in 2011 as compared to 2010. The increase was primarily due to an increase in litigation costs and higher sales and marketing expenses, including higher compensation-related expenses as a result of headcount additions, to support increased revenues and design activity. These increases were partially offset by lower stock-based compensation and decreases in general and administrative expenses as a result of our continuing focus on control of expenses.

Restructuring of Operations and Other Items, net

In 2012, 2011 and 2010, we initiated restructuring plans designed to focus our business on targeted end markets and to improve operational efficiency and financial results. These plans primarily involved the termination of employees and consolidation of facilities. The restructuring charges recorded in conjunction with these plans primarily represented severance and costs related to the continuation of certain employee benefits, exit costs for facility consolidations and closures, contract termination costs, research and development program cancellations and asset impairment charges. Other items included expenses related to acquisitions and dispositions as well as certain other non-recurring items described below.

The following table summarizes items included in restructuring of operations and other items, net:

	Year Ended December 31,
	2012		2011		2010
	(In millions)
Lease and contract terminations	$10.3	(a)	$6.2	(a)	$3.7	(a)
Employee severance and benefits	8.2		11.3		8.2
Other exit costs	4.5	(b)	(1.0	)(c)	—

Total restructuring expenses	23.0		16.5		11.9
Other items, net	26.1	(d)	7.2	(e)	(2.7	)(f)

Total restructuring of operations and other items, net	$49.1		$23.7		$9.2

(a)	Includes lease obligation costs for facilities that we ceased to use, changes in estimates, changes in time value and on-going expenditures related to previously vacated facilities. The 2012 amount includes $6.2 million related to our former headquarters.

(b)	Consists of a $2.7 million loss on the sale of property in the U.S. and $1.8 million of other asset impairment and exit costs.

(c)	Includes a $6.4 million gain on the sale of land in Gresham, Oregon, substantially offset by a $5.5 million write-off of intellectual property in connection with the restructuring actions.

(d)	Primarily consists of $9.3 million in litigation settlements, $8.4 million of SandForce acquisition-related costs, and $6.8 million of costs related to the transition service agreements associated with the sale of the external storage systems business.

(e)	Primarily consists of $12.2 million of transition service agreement costs associated with the sale of the external storage systems business, a $4.5 million intellectual property write-off, $3.4 million of litigation settlements and a $2.2 million loss on the disposition of fixed assets, substantially offset by a $15.5 million reversal of a sales and use tax related liability.

(f)	Primarily consists of a $4.4 million reversal of litigation accruals due to a favorable court ruling, offset in part by $1.6 million of depreciation for assets reclassified from held for sale to held and used.

Interest Expense, Interest Income and Other, net

The following table summarizes interest expense and components of interest income and other, net:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Interest expense	$—	$—	$(5.6)
Interest income	6.6	11.1	13.7
Other income, net	31.1	15.4	0.1

Total	$37.7	$26.5	$8.2

Interest expense decreased by $5.6 million in 2011 as compared to 2010 as a result of the repayment of our 4% Convertible Subordinated Notes in May 2010.

The $4.5 million decrease in interest income in 2012 as compared to 2011 primarily resulted from the absence of interest income in 2012 on a note we received in connection with the sale of a business in 2007 and lower interest rates in 2012 than in 2011. The $2.6 million decrease in interest income in 2011 as compared to 2010 primarily resulted from lower interest rates in 2011 than in 2010.

Other income, net in 2012 primarily included $10.8 million of insurance proceeds for covered losses from the 2011 Thailand flooding, $6.4 million of transition services income related to the external storage systems disposition, a $5.8 million gain on our pre-acquisition equity interest in SandForce, and a $2.6 million gain on sale of non-marketable securities. Other income, net in 2011 primarily included $13.6 million of transition services income related to the external storage systems disposition.

Benefit from/ Provision for Income Taxes

During 2012, we recorded an income tax benefit of $21.0 million, which represents an effective tax rate of approximately (12.0) % on our income before income taxes of $175.3 million. This rate differs from the U.S. statutory rate primarily due to the benefit realized from deferred tax assets not previously recognized in the U.S. and lower tax rates in foreign jurisdictions. The income tax benefit in 2012 included a tax benefit of approximately $42.4 million due to the release of valuation allowance resulting from the net deferred tax liabilities recorded as part of the SandForce purchase price allocation. The income tax benefit in 2012 also included a reversal of $18.9 million in liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $9.4 million and interest and penalties of $9.5 million, as a result of the expiration of statutes of limitations in multiple jurisdictions. Management continues to monitor the realizability of our deferred tax assets. Historically, we have sustained losses from our U.S. operations, however, based on recent and projected trends of profitability, it is reasonably possible we will determine that a significant portion of our U.S. deferred tax assets are more likely than not to be realized in the foreseeable future.

The American Taxpayers Relief Act of 2012 was signed into law on January 2, 2013. The act retroactively extends research credits for a two year period beginning January 1, 2012 through December 31, 2013. The provisions of the act are not expected to have a material impact on our effective tax rate.

During 2011, we recorded an income tax provision of $3.8 million, which represents an effective tax rate of approximately 4% on our income before income taxes of $93.8 million. This rate differs from the U.S. statutory rate primarily due to the benefit realized from deferred tax assets not previously recognized in the U.S. and lower tax rates in foreign jurisdictions. In addition, the income in discontinued operations resulted in an intraperiod allocation of tax benefit of $11.7 million related to a loss in the domestic continuing operations for the year ended December 31, 2011. The income tax provision in 2011 included $24.2 million of additional accrual for uncertain tax positions, offset by a reversal of $18.1 million in liabilities for uncertain tax positions, which included interest and penalties as a result of the expiration of statutes of limitations in multiple jurisdictions.

During 2010, we recorded an income tax provision of $3.2 million, which represents an effective tax rate of approximately 9% on our income before income taxes of $37.6 million. This rate differs from the U.S. statutory rate primarily due to lower tax rates in foreign jurisdictions offset by certain foreign earnings taxed in the U.S. and an increase in valuation allowance against the U.S. deferred tax assets. The income tax provision in 2010 included $14.1 million of additional accrual for uncertain tax positions, offset by a reversal of $31.8 million in liabilities for uncertain tax positions, which included interest and penalties as a result of the expiration of statutes of limitations in multiple jurisdictions.

With the exception of certain foreign jurisdictions, we believe it is not more likely than not that the future benefit of deferred tax assets will be realized.

Discontinued Operations

Discontinued operations consists of the external storage systems business that we sold in 2011. Following is selected financial information included in income from discontinued operations:

	Year Ended December 31,
	2011	2010
	(In millions)
Revenues	$210.6	$700.4
(Loss)/income before gain on sale of external storage systems business and income taxes	$(27.6)	$7.8
Gain on sale of external storage systems business	260.1	—
(Benefit from)/provision for income taxes	(9.0)	2.2

Income from discontinued operations	$241.5	$5.6

There was no income or loss from discontinued operations for the year ended December 31, 2012.

During the years ended December 31, 2011 and 2010, we recognized $40.9 million and $49.7 million, respectively, of restructuring expense as we terminated employees, closed several office locations, terminated contracts, discontinued various development projects and wrote off intangible assets and software due to the cancellation of development programs in connection with the exit of the external storage systems business. Further, we released $21.0 million of deferred tax liabilities related to tax deductible goodwill in connection with the sale of the external storage systems business in 2011, which is included in the $9.0 million benefit from income taxes.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Cash, cash equivalents, short-term investments and cash generated from our operations are our primary source of liquidity. Short-term investments consist primarily of U.S. government and agency securities. We believe that our existing liquid resources and cash generated from operations will be adequate to meet our operating and capital requirements and other obligations for more than the next 12 months. We may, however, find it desirable to obtain additional debt or equity financing. Such financing may not be available to us at all or on acceptable terms if we determine that it would be desirable to obtain additional financing.

Cash, cash equivalents and short-term investments decreased to $676.0 million as of December 31, 2012 from $935.5 million as of December 31, 2011. The decrease was mainly due to $319.2 million of cash used in connection with the acquisition of SandForce, net of cash acquired and cash outflows for other investing activities and financing activities, offset in part by cash inflows generated from operating activities, as described below.

Working Capital

Working capital decreased by $251.9 million to $709.9 million as of December 31, 2012 from $961.8 million as of December 31, 2011. The decrease was primarily attributable to the following:

•

Cash, cash equivalents and short-term investments decreased by $259.5 million primarily due to $319.2 million used in connection with the acquisition of SandForce in January 2012, net of cash acquired, $272.6 million used to repurchase our common stock, and $129.1 million used for purchases of property and equipment, net of proceeds from sales, offset in part by net cash provided by operating activities of $374.2 million, and proceeds from issuances of common stock of $111.6 million;

•	Accounts payable increased by $34.6 million primarily due to an increase in inventory purchases and the timing of invoice receipts and payments; and

•

Accrued salaries, wages, and benefits increased by $22.6 million primarily as a result of the timing of payments for salaries and benefits and higher performance-based compensation as a result of improved financial performance and headcount additions.

These decreases in working capital were offset in part by the following:

•

Prepaid expenses and other current assets increased by $19.7 million primarily as a result of increases in prepaid licenses for intellectual property and technology, and an increase in deferred tax assets;

•	Inventories increased by $26.3 million as a result of increased inventory purchases to support new product introductions and higher revenues in 2012 as compared to 2011; and

•	Accounts receivable increased by $17.6 million primarily as a result of increased revenues in the fourth quarter of 2012 as compared to the fourth quarter of 2011.

Working capital increased by $182.6 million to $961.8 million as of December 31, 2011 from $779.2 million as of December 31, 2010. The increase was primarily attributable to the following:

•

Cash, cash equivalents and short-term investments increased by $258.8 million primarily due to $475.2 million of net proceeds from the sale of our external storage systems business and net cash provided by operating activities of $246.8 million, offset in part by the use of $498.8 million to repurchase our common stock;

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

•

Prepaid expenses and other current assets decreased by $13.1 million primarily due to the maturity of notes receivable associated with the sale of our Thailand assembly and test operations in 2007; and

•

Inventories decreased by $6.7 million primarily due to the sale of our external storage systems business and the write-down of inventories damaged as a result of the flooding in Thailand in late 2011, offset by higher inventory to support product demand.

Cash Provided by Operating Activities

During the year ended December 31, 2012, we generated $374.2 million of cash from operating activities as a result of the following:

•	Net income adjusted for non-cash items and other non-operating adjustments, which are quantified in our consolidated statements of cash flows included in Item 8;

•	Offset in part by a net decrease of $57.2 million in assets and liabilities, including changes in working capital components, from December 31, 2011 to December 31, 2012, as discussed above.

During the year ended December 31, 2011, we generated $246.8 million of cash from operating activities as a result of the following:

•	Net income adjusted for non-cash items and other non-operating adjustments, which are quantified in our consolidated statements of cash flows included in Item 8;

•	Offset in part by a net decrease of $68.3 million in assets and liabilities, including changes in working capital components, from December 31, 2010 to December 31, 2011, as discussed above.

During the year ended December 31, 2010, we generated $367.2 million of cash from operating activities as a result of the following:

•	Net income adjusted for non-cash items and other non-operating adjustments, which are quantified in our consolidated statements of cash flows included in Item 8;

•	Offset in part by a net decrease of $66.2 million in assets and liabilities, including changes in working capital components, from December 31, 2009 to December 31, 2010.

Cash Used in/Provided by Investing Activities

Cash used in investing activities for the year ended December 31, 2012 was $520.1 million. Our investing activities during 2012 were the following:

•	$319.2 million of cash used in connection with the acquisition of SandForce;

•	Purchases of property and equipment, net of proceeds from sales, totaling $129.1 million, including $73.7 million for our new headquarters; and

•	Purchases of available-for-sale debt securities and other investments, net of proceeds from maturities and sales, of $71.8 million.

Cash provided by investing activities for the year ended December 31, 2011 was $430.3 million. Our investing activities during 2011 were the following:

•	Proceeds from the sale of our external storage systems business, net of transaction fees, of $475.2 million;

•	Purchases of property and equipment, net of proceeds from sales, totaling $37.4 million;

•	Purchases of available-for-sale debt securities and other investments, net of proceeds from maturities and sales, of $17.5 million; and

•	Proceeds of $10.0 million from the maturity of notes receivable associated with the sale of our Thailand assembly and test operations in 2007.

Cash used in investing activities for the year ended December 31, 2010 was $60.1 million. Our investing activities during 2010 were the following:

•	Purchases of property and equipment, net of proceeds from sales, totaling $91.5 million;

•	Proceeds from maturities and sales of available-for-sale debt and other investments, net of purchases, of $21.4 million; and

•	Proceeds of $10.0 million from the maturity of notes receivable associated with the sale of our Thailand assembly and test operations in 2007.

We expect capital expenditures to be approximately $80 million in 2013. We use semiconductor foundries and outside assembly and test companies to manufacture products, which enables us to have access to advanced manufacturing capacity without having to increase our capital spending requirements.

Cash Used in Financing Activities

Cash used in financing activities for the year ended December 31, 2012 was $161.0 million. This amount included $272.6 million to repurchase our common stock, offset in part by $111.6 million of cash received from issuances of common stock under our employee stock plans.

Cash used in financing activities for the year ended December 31, 2011 was $417.7 million. This amount included $498.8 million to repurchase our common stock, offset in part by proceeds of $81.0 million from issuances of common stock under our employee stock plans.

Cash used in financing activities for the year ended December 31, 2010 was $559.1 million. This amount included $350.0 million to repay our outstanding 4% Convertible Subordinated Notes upon their maturity in May 2010 and $249.9 million to repurchase our common stock, offset in part by proceeds of $40.9 million from issuances of common stock under our employee stock plans.

We do not currently pay any cash dividends to our stockholders.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2012:

	Payments Due by Period
	Less Than 1 Year	1-3 Years		4-5 Years		After 5 Years		Other		Total
	(In millions)
Operating lease obligations	$34.7	$32.0		$10.3		$5.5		$—		$82.5
Purchase commitments	310.9	29.9		7.2		—		—		348.0
Pension contributions	51.7		*		*		*		*	51.7
Uncertain tax positions	—	—		—		—		102.2	**	102.2

Total	$397.3	$61.9		$17.5		$5.5		$102.2		$584.4

*	We have pension plans covering certain U.S. employees and international employees. Although additional future contributions will be required, the amount and timing of these contributions will be affected by actuarial assumptions, the actual rate of return on plan assets, the level of market interest rates, legislation changes and the amount of voluntary contributions to the plans. The amount shown in the table represents our planned contributions to our pension plans within a year. Because any contributions for 2014 and later will depend on the value of the plan assets in the future and thus are uncertain, we have not included any amounts for 2014 and beyond in the above table. As of December 31, 2012, our projected pension benefit obligation exceeded the fair value of our plan assets by $558.3 million. See Note 7 to our consolidated financial statements in Item 8.

**	This amount represents the non-current tax payable obligation. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.

Operating Lease Obligations

We lease real estate and certain non-manufacturing equipment under non-cancelable operating leases. We also include non-cancelable obligations under certain software licensing arrangements in this category.

Purchase Commitments

We maintain purchase commitments with certain suppliers, primarily for raw materials and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time horizon as mutually agreed upon between the parties. This forecasted time horizon can vary for different suppliers.

Uncertain Tax Positions

As of December 31, 2012, we had $193.9 million of unrecognized tax benefits, for which we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, we estimate that the unrecognized tax benefits, plus accrued interest and penalties, could decrease by up to $22.2 million.

Standby Letters of Credit

We had outstanding obligations relating to standby letters of credit of $4.1 million and $3.5 million, respectively, as of December 31, 2012 and 2011. Standby letters of credit are financial guarantees provided by third parties for leases, customs and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amounts. The standby letters of credit generally renew annually.

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States of America. Note 2 to our consolidated financial statements in Item 8 describes our significant accounting policies. The preparation of our consolidated financial statements requires estimates and assumptions that affect the reported amounts and disclosures.

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

Our determination of the fair value of stock option awards on the date of grant using an option-pricing model is affected by our stock price as well as a number of highly complex and subjective assumptions. We use third-party consultants to assist in developing the assumptions used in, as well as calibrating, the lattice model. We are responsible for determining the assumptions used in estimating the fair value of our stock option awards. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with the Financial Accounting Standards Board, or FASB, guidance using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Restricted Stock Units:

The cost of service-based and performance-based restricted stock units is determined using the fair value of our common stock on the date of grant.

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

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers with the risk of inventory obsolescence due to rapidly changing technology and customer requirements, product life-cycles, last-time buys at the end of supplier product runs and a shift of production to outsourcing. If actual demand or market conditions are less favorable than we project or our customers’ demands fail to meet our projections, inventory write-downs may be required.

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

In determining the fair value of our reporting units, we rely solely on a discounted cash-flow analysis. We perform research and analyze peer multiples for comparison purposes, but we do not rely directly upon such data due to the lack of specific comparability between the peer companies and our reporting units. Instead we employ the peer multiple data as a general check on the results of our discounted cash-flow analysis. The material assumptions used in performing the discounted cash-flow analysis include forecasts of expected future cash flows, including elements such as revenues, cost of sales, operating expenses, tax expenses, working capital, investment and capital expenditures. Key assumptions also include expected near- and long-term growth rates, as well as expected profitability levels and capital investment. Since the forecasted cash flows of the business, as well as those allocated to individual assets, need to be discounted to present value in order to arrive at estimates of fair value, discount rates must also be estimated and applied in the valuation models. These discount rates are based on estimates of a market weighted-average cost-of-capital for the reporting units, with adjustments made to account for the relative risk of individual assets valued.

Although we believe that our methods of evaluating goodwill impairment are reasonable, future changes in economic and other conditions could force us to take additional charges. Our next annual test for the impairment of goodwill is expected to be performed in the fourth quarter of 2013 or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Income Taxes

The calculation of our tax liabilities involves the application of complex tax rules and regulations in multiple jurisdictions throughout the world. We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of deductions, benefits and tax credits, and in the calculation of specific tax assets and liabilities, which arise from differences in the timing of recognition of revenues and expenses for tax and financial statement purposes, as well as tax liabilities associated with uncertain tax positions. The calculation of tax liabilities involves uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by various tax jurisdictions. Significant changes to these estimates may result in an increase or a decrease to our tax provision in a subsequent period. The deferred tax assets we record each period depend primarily on our ability to generate future taxable income in the United States and certain non-U.S. jurisdictions. Each period, we evaluate the need for a valuation allowance for our deferred tax assets and, if necessary, we adjust the valuation allowance so that net deferred tax assets will be realized. If our outlook for future taxable income changes significantly, our assessment of the need for a valuation allowance may also change. Historically, we have sustained losses from our U.S. operations, however, based on recent and projected trends of profitability, it is reasonably possible we will determine that a significant portion of our U.S. deferred tax assets are more likely than not to be realized in the foreseeable future.

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

We base our discount rate estimates on a cash-flow analysis which considers externally published rate curves for periods approximating the expected duration of payments to be made under our plans. We base our salary increase assumptions on historical experience and future expectations. In developing the expected rate of return, we consider long-term compound annualized returns based on historical market data, historical and expected returns on the various categories of plan assets, and the target investment portfolio allocation among debt, equity securities and other investments.

For 2012, we used an expected rate of return on plan assets of 7.75% for our U.S. pension plans. For our U.S. post-retirement benefit plan, we used a weighted-average long-term rate of return on assets of 5.70%. For the U.S. plans, we used a calculated market-related value of assets, or MRVA, in determining the estimated return on plan assets. The MRVA smoothes the recognition of asset gains and losses over a five-year period. Because of this smoothing, the MRVA also affects the determination of amortization of gains or losses. As of December 31, 2012, the MRVA for the U.S. plans was $986.0 million, as compared to a fair value of $1,051.3 million. If we used the fair value, the net periodic benefit cost would decrease by $7.3 million for 2013.

Actuarial assumptions are based on our best estimates and judgment. Material changes may occur in retirement benefit costs in the future if these assumptions differ from actual events or experience. We performed a sensitivity analysis on the discount rate, which is the key assumption in calculating the pension and post-retirement benefit obligations. Each change of 25 basis points in the discount rate assumption would have had an estimated $48 million impact on the benefit obligation as of December 31, 2012. Each change of 25 basis points in the discount rate assumption and expected rate of return assumption would have an estimated decrease of $0.3 million and an increase of $2.5 million, respectively, on annual net retirement benefit costs for the year ending December 31, 2013.

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

The fair value inputs are reviewed by management for reasonableness. These inputs may be further validated by comparison to publicly available information and could be adjusted based on market indices or other information that management deems material to their estimate of fair value. In the current market environment, the assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio, and because substantially all of our valuation inputs are obtained using quoted market prices for identical or similar assets, we do not believe that the nature of estimates and assumptions affected by levels of subjectivity and judgment is material to the valuation of our investment portfolio.

We do not estimate the fair value for a non-marketable investment unless there are identified events or changes in circumstances that may have a significant adverse effect on the investment. If management determines that any non-marketable investment is impaired, losses are generally measured by using pricing reflected in current rounds of financing.

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

For investments in equity securities, to determine if impairment has occurred, we review the financial performance of each investee, industry performance and outlook for each investee, and the trading price of each marketable equity security. For non-marketable equity securities, we review recent financing activities of the investees, movements in equity value, venture capital markets, the investee’s capital structure, liquidation preferences of the investee’s capital and other economic variables. If an unrealized loss is determined to be other than temporary, a loss is recognized as a component of interest income and other, net in the consolidated statements of operations. For marketable equity securities, an impairment loss is measured using the closing trading price of the marketable security on the date management determines that the investment is impaired. For non-marketable equity securities, an impairment loss is generally measured by using pricing reflected in current rounds of financing. We do not estimate the fair value of a non-marketable equity investment unless there are identified events or changes in circumstances that may have a significant adverse effect on the investment.

RECENT ACCOUNTING PRONOUNCEMENTS

The information contained in Note 2 to our financial statements in Part II, Item 8 under the heading “Recent Accounting Pronouncements” is incorporated by reference into this Part II, Item 7.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

A 10% weighted-average worldwide interest rate movement affecting our fixed and floating rate financial instruments as of December 31, 2012 would not have a significant effect on our consolidated financial position, results of operations or cash flows over the next fiscal year, assuming that our investment balances remained consistent.

Foreign Currency Exchange Risk

We have foreign subsidiaries that operate and sell our products in various markets around the world. As a result, our cash flows and earnings are exposed to fluctuations in foreign currencies, primarily the Indian rupee, the Israeli shekel, the euro, the Chinese yuan, the Singapore dollar and the British pound. We attempt to limit these exposures through operational strategies and financial market instruments. We use various hedge instruments, primarily forward contracts with maturities of twelve months or less, to manage our exposure associated with net asset and liability positions and cash flows denominated in non-functional currencies. We do not enter into derivative financial instruments for speculative or trading purposes.

Based on our overall currency rate exposures at December 31, 2012, including derivative financial instruments and non-functional currency-denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar would not have a significant effect on our consolidated financial position, results of operations or cash flows over the next fiscal year.

Credit and Market Liquidity Risks

As of December 31, 2012, we had cash equivalents of $371.1 million, which is primarily invested in money market funds. We had short-term investments of $204.5 million in debt securities. These securities are classified as available-for-sale and accordingly are recorded at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss, net of applicable taxes.

These investments expose us to credit risk or the risk of loss if the issuers of the debt securities held in our portfolio, or by the money market mutual funds we invest in, are unable to meet their financial obligations under those securities. Our available-for-sale debt securities at December 31, 2012 included $130.9 million of asset-backed and mortgage-backed securities, of which $129.5 million are issued by agencies of the U.S. government. We diversify our investments to reduce the exposure to loss from any single issuer, sector, bank or mutual fund.

We are also exposed to market liquidity risk. This is the risk that the demand for securities in the market becomes significantly lower than normal or ceases to exist, similar to circumstances that existed several years ago during the global financial crisis. The impact of market liquidity risk on our investments is that we may be unable to sell our investments in a timely manner should we need to, or if we are able to sell them, the sale price of the investments may be lower than we expect.

Credit and market liquidity risks could impact our consolidated results of operations to the extent we incur a loss or if management determines that changes in prices of available-for-sale debt securities are other than temporary.

Item 8.	Financial Statements and Supplementary Data

LSI Corporation

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$471,528	$779,811
Short-term investments	204,457	155,644
Accounts receivable, less allowances of $6,770 and $6,950, respectively	264,112	246,539
Inventories	206,323	180,035
Prepaid expenses and other current assets	80,372	60,659

Total current assets	1,226,792	1,422,688
Property and equipment, net	269,747	180,589
Identified intangible assets, net	486,119	433,790
Goodwill	255,005	72,377
Other assets	118,502	122,604

Total assets	$2,356,165	$2,232,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$209,699	$175,093
Accrued salaries, wages and benefits	129,533	106,948
Other accrued liabilities	177,662	178,830

Total current liabilities	516,894	460,871
Pension and post-retirement benefit obligations	559,252	597,183
Income taxes payable — non-current	102,246	91,791
Other non-current liabilities	18,149	23,263

Total liabilities	1,196,541	1,173,108

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred shares; $.01 par value; 2,000 shares authorized; none outstanding	—	—
Common stock; $.01 par value; 1,300,000 shares authorized; 550,894 and 561,767 shares outstanding, respectively	5,509	5,618
Additional paid-in capital	5,573,248	5,623,581
Accumulated deficit	(3,840,803)	(4,037,031)
Accumulated other comprehensive loss	(578,330)	(533,228)

Total stockholders’ equity	1,159,624	1,058,940

Total liabilities and stockholders’ equity	$2,356,165	$2,232,048

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Corporation

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues	$2,506,087	$2,043,958	$1,869,654
Cost of revenues	1,274,222	1,081,494	989,009

Gross profit	1,231,865	962,464	880,645
Research and development	690,294	575,988	562,991
Selling, general and administrative	354,923	295,439	279,126
Restructuring of operations and other items, net	49,091	23,719	9,201

Income from operations	137,557	67,318	29,327
Interest expense	—	—	(5,601)
Interest income and other, net	37,711	26,472	13,848

Income from continuing operations before income taxes	175,268	93,790	37,574
(Benefit from)/provision for income taxes	(20,960)	3,778	3,170

Income from continuing operations	196,228	90,012	34,404
Income from discontinued operations (including a gain on disposal of $260,066 in 2011), net of tax	—	241,479	5,568

Net income	$196,228	$331,491	$39,972

Basic income per share:
Income from continuing operations	$0.35	$0.15	$0.05

Income from discontinued operations	$—	$0.42	$0.01

Net income	$0.35	$0.57	$0.06

Diluted income per share:
Income from continuing operations	$0.34	$0.15	$0.05

Income from discontinued operations	$—	$0.40	$0.01

Net income	$0.34	$0.55	$0.06

Shares used in computing per share amounts:
Basic	559,459	585,704	638,998

Diluted	580,548	600,893	646,324

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Corporation

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$196,228	$331,491	$39,972
Other comprehensive loss, before tax:
Foreign currency translation adjustments	(2,257)	(4,786)	162
Available-for-sale securities:
Unrealized gain on investments	921	1,513	5,169
Reclassification of net realized gain on investments to net income	(2,379)	(2,531)	(3,493)
Derivative financial instruments:
Unrealized loss on derivatives	(262)	(2,766)	(628)
Reclassification of net realized loss/(gain) on derivatives to net income	3,037	(12)	985
Defined benefit pension and post-retirement plans:
Net actuarial loss	(60,539)	(213,701)	(42,368)
Amortization of transition asset, prior service cost and net actuarial loss	16,377	7,320	2,193

Other comprehensive loss before tax	(45,102)	(214,963)	(37,980)
Income tax expense related to items of other comprehensive loss	—	—	644

Other comprehensive loss, net of tax	(45,102)	(214,963)	(38,624)

Comprehensive income	$151,126	$116,528	$1,348

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Corporation

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
Balances at December 31, 2009	656,484	$6,565	$6,142,674	$(4,408,494)	$(279,641)	$1,461,104
Net income	—	—	—	39,972	—	39,972
Other comprehensive loss	—	—	—	—	(38,624)	(38,624)
Issuance under employee equity incentive plans, net	10,084	101	37,736	—	—	37,837
Repurchase of shares	(51,377)	(514)	(249,428)	—	—	(249,942)
Stock-based compensation	—	—	67,155	—	—	67,155

Balances at December 31, 2010	615,191	6,152	5,998,137	(4,368,522)	(318,265)	1,317,502
Net income	—	—	—	331,491	—	331,491
Other comprehensive loss	—	—	—	—	(214,963)	(214,963)
Issuance under employee equity incentive plans, net	18,971	190	73,702	—	—	73,892
Repurchase of shares	(72,395)	(724)	(498,062)	—	—	(498,786)
Stock-based compensation	—	—	49,804	—	—	49,804

Balances at December 31, 2011	561,767	5,618	5,623,581	(4,037,031)	(533,228)	1,058,940
Net income	—	—	—	196,228	—	196,228
Other comprehensive loss	—	—	—	—	(45,102)	(45,102)
Fair value of partially vested SandForce equity awards	—	—	19,089	—	—	19,089
Issuance under employee equity incentive plans, net	25,088	251	97,079	—	—	97,330
Repurchase of shares	(35,961)	(360)	(272,225)	—	—	(272,585)
Stock-based compensation	—	—	105,724	—	—	105,724

Balances at December 31, 2012	550,894	$5,509	$5,573,248	$(3,840,803)	$(578,330)	$1,159,624

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net income	$196,228	$331,491	$39,972
Adjustments:
Depreciation and amortization	180,484	189,200	266,672
Stock-based compensation expense	108,300	50,318	66,441
Non-cash restructuring of operations and other items, net	5,960	35,282	45,681
Gain on re-measurement of a pre-acquisition equity interest to fair value	(5,765)	—	—
(Gain)/loss on sale/write-down of investments, net	(2,550)	183	6,779
Gain on sale of business	—	(260,066)	—
Loss/(gain) on sale of property and equipment	2,528	(465)	11
Unrealized foreign exchange (gain)/loss	(598)	(2,015)	4,311
Deferred taxes	(53,218)	(28,838)	3,512
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	(6,689)	80,065	12,357
Inventories	(2,116)	(29,804)	(17,437)
Prepaid expenses and other assets	(17,570)	(10,782)	14,404
Accounts payable	27,543	(3,879)	(35,213)
Accrued and other liabilities	(58,378)	(103,915)	(40,315)

Net cash provided by operating activities	374,159	246,775	367,175

Investing activities:
Purchases of debt securities available-for-sale	(131,662)	(50,967)	(44,643)
Proceeds from maturities and sales of debt securities available-for-sale	57,843	37,460	56,529
Purchases of other investments	(500)	(4,000)	(316)
Proceeds from sale of other investments	2,550	—	9,795
Purchases of property and equipment	(130,779)	(60,920)	(92,342)
Proceeds from sale of property and equipment	1,693	23,622	840
Acquisition of business, net of cash acquired	(319,231)	—	—
Proceeds from sale of business, net of transaction costs	—	475,150	—
Proceeds from repayments on a note receivable	—	10,000	10,000

Net cash (used in)/provided by investing activities	(520,086)	430,345	(60,137)

Financing activities:
Redemption of convertible subordinated notes	—	—	(349,999)
Issuances of common stock	111,628	81,040	40,883
Purchase of common stock under repurchase programs	(272,585)	(498,786)	(249,942)

Net cash used in financing activities	(160,957)	(417,746)	(559,058)

Effect of exchange rate changes on cash and cash equivalents	(1,399)	(1,349)	(4,485)

Net change in cash and cash equivalents	(308,283)	258,025	(256,505)
Cash and cash equivalents at beginning of year	779,811	521,786	778,291

Cash and cash equivalents at end of year	$471,528	$779,811	$521,786

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Corporation

Notes to Consolidated Financial Statements

Note 1 — The Company

LSI Corporation (“LSI,” or the “Company”) designs, develops and markets complex, high-performance storage and networking semiconductors. The Company offers a broad portfolio of capabilities including custom and standard product integrated circuits that are used in hard disk drives, solid state drives, high-speed communications systems, computer servers, storage systems and personal computers. The Company delivers products to its customers as stand-alone integrated circuits as well as incorporated onto circuit boards that offer additional functionality. The Company also licenses its intellectual property to other entities.

On January 3, 2012, the Company acquired SandForce, Inc. (“SandForce”) for total consideration of approximately $346.4 million, net of cash acquired. SandForce was a provider of flash storage processors for enterprise and client flash solutions and solid state drives. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of SandForce and the estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements from January 3, 2012.

On May 6, 2011, the Company completed the sale of substantially all of its external storage systems business to NetApp, Inc. (“NetApp”). The results of the external storage systems business are presented as discontinued operations in the Company’s consolidated statements of operations and, as such, have been excluded from all line items other than “Income from discontinued operations” for all periods presented.

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

Revenue Recognition:    The Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and the title and risk of loss have been transferred, (iii) the sales price is fixed or determinable, and (iv) collection of resulting receivables is reasonably assured (or probable in the case of software). Standard products sold to distributors are subject to specific rights of return, and revenue recognition is deferred until the distributor sells the product to a third-party because the selling price is not fixed or determinable. Consideration given to customers, when offered, is primarily in the form of discounts and rebates and is accounted for as a reduction to revenues in the same period the related sale is made. The amount of these reductions is based on historical rebate claims, specific criteria included in rebate agreements, and other factors known at the time.

Revenues from the licensing of the Company’s intellectual property are recognized when the significant contractual obligations have been fulfilled and the fundamental revenue recognition criteria discussed above are met. The contractual terms of such licensing arrangements generally provide for payments over an extended

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

period of time. The Company recognizes revenue from such arrangements when payments become due. Royalty revenues are recognized upon the sale of products subject to royalties and are recognized based upon reports received from licensees during the period, unless collectibility is not reasonably assured, in which case revenue is recognized when payment is received from the licensee.

Income/(Loss) per Share:    Basic income/(loss) per share is computed by dividing net income/(loss) available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Diluted income/(loss) per share is computed using the weighted-average number of common and potentially dilutive common shares outstanding during the period using the treasury stock method for outstanding stock options and restricted stock unit (“RSU”) awards and the if-converted method for convertible notes. Under the treasury stock method, the amount the employee must pay for exercising stock options and employee stock purchase rights, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

Advertising Expense:    Advertising costs are expensed as incurred.

Stock-Based Compensation Expense:    The estimated fair value of equity-based awards, including employee stock options, service-based restricted stock unit awards and rights to purchase shares under the employee stock purchase plan, net of estimated forfeitures, is amortized over the award vesting periods on a straight-line basis. The estimated fair value of performance-based RSUs is amortized over the award vesting periods using a graded vesting schedule.

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

Investments:    Available-for-sale investments include short-term marketable debt securities and long-term marketable equity securities of technology companies. Short-term marketable debt securities are reported at fair value and include all debt securities regardless of their maturity dates because of their highly liquid nature. Long-term marketable equity securities are reported at fair value. Unrealized gains and losses on marketable debt and equity securities, net of related tax, are recorded as a separate component of comprehensive income until realized. Long-term non-marketable equity securities consist primarily of non-marketable common and preferred stock of technology companies and are recorded at cost. Pre-tax gains and losses on securities sold are determined based on the specific identification method and are included in interest income and other, net, in the consolidated statements of operations. The Company does not hold any of these securities for speculative or trading purposes.

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

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

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

•

For non-marketable equity securities, the Company reviews recent financing activities of each investee, movements in equity value, venture capital markets, the investee’s capital structure, liquidation preferences of the investee’s capital and other economic variables. If an unrealized loss is determined to be other than temporary, a loss is generally measured by using pricing reflected in current rounds of financing and is recognized as a component of interest income and other, net, in the consolidated statements of operations. The Company does not estimate the fair value of a non-marketable equity investment unless there are identified events or changes in circumstances that may have a significantly adverse effect on the investment.

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

To evaluate the recoverability of goodwill, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of any of its reporting units is less than its carrying amount. The Company’s qualitative assessment of the recoverability of goodwill, whether performed annually or based on specific events or circumstances, considers various macroeconomic, industry-specific and company-specific factors. Those factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of the Company’s financial performance; or (iv) a sustained decrease in the Company’s market capitalization below its net book value. After assessing the totality of events and circumstances, if the Company determines that it is not more likely than not that the fair value of any of its reporting units is less than its carrying amount, no further assessment is performed. If the Company determines that it is more likely than not that the fair value of any of its reporting units is less than its carrying amount, the Company calculates the fair value of that reporting unit and compares the fair value to the reporting unit’s net book value. If the fair value of the reporting unit is greater than its net book value, there is no impairment. Otherwise, the Company calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit. The implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.

In determining the fair values of its reporting units, the Company relies solely on a discounted cash-flow analysis. The Company performs research and analyzes peer multiples for comparison purposes, but does not rely directly upon such data due to the lack of specific comparability between the peer companies and its reporting units. Instead the Company employs the peer multiple data as a general check on the results of its discounted cash-flow analysis. The material assumptions used in performing the discounted cash-flow analysis include forecasts of expected future cash flows, including elements such as revenues, cost of sales, operating expenses, tax expenses, working capital, investment and capital expenditures. Key assumptions also include expected near- and long-term growth rates, as well as expected profitability levels and capital investment. Since the forecasted cash flows of the business, as well as those allocated to individual assets, need to be discounted to present value in order to arrive at estimates of fair value, discount rates must also be estimated and applied in the valuation models. These discount rates are based on estimates of a market weighted-average cost-of-capital for the reporting units, with adjustments made to account for the relative risk of individual assets valued.

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

For defined benefit pension plans, the Company considers various factors in determining its pension liability and net periodic benefit cost, including the number of employees that the Company expects to receive benefits, their salary levels and years of service, the expected return on plan assets, the discount rate, the timing of the payment of benefits, and other actuarial assumptions. If the actual results and events of the pension plans differ from the Company’s current assumptions, the benefit obligations may be over- or under-valued.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The key benefit plan assumptions are the discount rate and the expected rate of return on plan assets. The assumptions discussed below are for the U.S. retirement benefit plans. For the international plans, the Company chose assumptions specific to each country.

The Company bases its discount rate estimates on a cash-flow analysis which considers externally published rate curves for periods approximating the expected duration of payments to be made under the Company’s plans as of the measurement date. The Company bases the salary increase assumptions on historical experience and future expectations. In developing the expected rate of return, the Company considers long-term compound annualized returns based on historical market data, historical and expected returns on the various categories of plan assets, and the target investment portfolio allocation among debt, equity securities and other investments.

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

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

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

Concentration of Credit Risk of Financial Instruments:    Financial instruments that potentially subject the Company to credit risk include cash equivalents, short-term investments and accounts receivable. Cash equivalents and short-term investments are maintained with high quality institutions, and their composition and maturities are regularly monitored by management. The Company diversifies its investments to reduce the exposure to loss from any single issuer, sector, bank or mutual fund. A majority of the Company’s trade receivables are derived from sales to large, multinational computer, communication, networking and storage manufacturers, with the remainder distributed across other industries. As of December 31, 2012 and 2011, one customer accounted for 35.6% and 36.6% of trade receivables, respectively. Concentrations of credit risk with respect to all other trade receivables are considered to be limited due to the quantity of customers comprising the Company’s customer base and their dispersion across industries and geographies. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as considered necessary. Write-offs of uncollectible amounts have not been significant.

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

Income Taxes:    The calculation of the Company’s tax provision involves the application of complex tax rules and regulations in multiple jurisdictions throughout the world. The Company makes estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of deductions, benefits and tax credits, and in the calculation of specific tax assets and liabilities which arise from differences in the timing of recognition of revenues and expenses for tax and financial statement purposes, as well as tax liabilities associated with uncertain tax positions. Significant changes to these estimates may result in an increase or a decrease to the Company’s tax provision in a subsequent period.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued additional guidance on fair value measurements and related disclosures. The new guidance clarifies the application of existing guidance on fair value measurement for non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. The Company adopted this guidance in 2012. The adoption did not impact the Company’s results of operations or financial position.

In June 2011, the FASB issued amended guidance regarding the presentation of comprehensive income. The amended guidance gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The Company adopted this guidance in 2012. The adoption did not impact the Company’s results of operations or financial position.

In February 2013, the FASB issued additional guidance regarding the presentation of comprehensive income. The new guidance requires an entity to present the effects on net income line items of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. An entity shall provide this information either on the face of the statements or in the notes to the consolidated financial statements. The guidance is effective for fiscal years beginning after December 15, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

Note 3 — Restructuring, Asset Impairment Charges and Other Items

In 2012, 2011 and 2010, management initiated restructuring plans designed to focus the Company’s business on targeted end markets and to improve operational efficiency and financial results. These plans primarily involved the termination of employees and consolidation of facilities. The restructuring charges recorded in conjunction with these plans primarily represented severance and costs related to the continuation of certain employee benefits, exit costs for facility consolidations and closures, contract termination costs, research and development program cancellations and asset impairment charges. Other items included expenses related to acquisitions and dispositions as well as certain other non-recurring items described below.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The following table summarizes items included in restructuring of operations and other items, net:

	Year Ended December 31,
	2012		2011		2010
	(In thousands)
Lease and contract terminations	$10,306	(a)	$6,162	(a)	$3,678	(a)
Employee severance and benefits	8,145		11,326		8,264
Other exit costs	4,541	(b)	(1,033	)(c)	—

Total restructuring expenses	22,992		16,455		11,942
Other items, net	26,099	(d)	7,264	(e)	(2,741	)(f)

Total restructuring of operations and other items, net	$49,091		$23,719		$9,201

(a)	Includes lease obligation costs for facilities that the Company ceased to use, changes in estimates, changes in time value and on-going expenditures related to previously vacated facilities. The 2012 amount includes $6.2 million related to the Company’s former headquarters.

(b)	Consists of a $2.7 million loss on the sale of property in the U.S. and $1.8 million of other asset impairment and exit costs.

(c)	Includes a $6.4 million gain on the sale of land in Gresham, Oregon, substantially offset by a $5.5 million write-off of intellectual property in connection with the restructuring actions.

(d)	Primarily consists of $9.3 million in litigation settlements, $8.4 million of SandForce acquisition-related costs, and $6.8 million of costs related to the transition service agreements associated with the sale of the external storage systems business.

(e)	Primarily consists of $12.2 million of transition service agreement costs associated with the sale of the external storage systems business, a $4.5 million intellectual property write-off, $3.4 million of litigation settlements and a $2.2 million loss on the disposition of fixed assets, substantially offset by a $15.5 million reversal of a sales and use tax related liability.

(f)	Primarily consists of a $4.4 million reversal of litigation accruals due to a favorable court ruling, offset in part by $1.6 million of depreciation for assets reclassified from held for sale to held and used.

Late in 2010, in response to the changing external storage systems market, the Company changed some of its business strategies for its external storage systems business. In 2011, the Company decided to exit the external storage systems business. In connection with these actions, the Company terminated employees, closed several office locations, terminated certain contracts, discontinued various development projects and wrote off intangible assets and software due to the cancellation of the development programs.

The results of those actions are included in discontinued operations and are summarized below:

	Year Ended December 31,
	2011	2010
	(In thousands)
Lease and contract terminations	$2,141	$1,951
Employee severance and benefits	15,428	3,626
Other exit costs	23,294	44,107

Total restructuring of operations and other items, net	$40,863	$49,684

No restructuring expenses were incurred in 2012 related to discontinued operations.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The following table summarizes the significant activity within, and components of, the Company’s restructuring obligations:

	Lease and Contract Terminations		Employee Severance and Benefits		Other Exit Costs	Total
	(In thousands)
Balance at December 31, 2010	$20,905		$4,951		$—	$25,856
Expense	8,303		26,754		22,261	57,318
Utilized	(17,456	)(a)	(21,261	)(a)	(22,261)	(60,978)

Balance at December 31, 2011	$11,752		$10,444		$—	$22,196
Expense	10,306		8,145		4,541	22,992
Utilized	(9,067	)(a)	(13,586	)(a)	(4,541)	(27,194)

Balance at December 31, 2012	$12,991	(b)	$5,003	(b)	$—	$17,994

(a)	Represents cash payments.

(b)	The balance remaining for the lease terminations is expected to be paid during the remaining terms of the leases, which extend through 2014. The majority of the balance remaining for employee severance and benefits is expected to be paid by the first quarter of 2013.

Note 4 — Stock-Based Compensation

Equity Incentive Plans

2003 Equity Incentive Plan (“2003 Plan”):

Under the 2003 Plan, the Company may grant stock options and stock appreciation rights with an exercise price that is no less than the fair market value of the stock on the date of grant. Under the 2003 Plan, the Company may also grant restricted stock and restricted stock unit awards. The Company typically grants restricted stock units (“RSUs”). No participant may be granted stock options covering more than four million shares of stock or more than an aggregate of one million shares of restricted stock and RSUs in any fiscal year. The term of each option or RSU is determined by the board of directors or its delegate and, for option grants on or after February 12, 2004, is generally seven years. Options generally vest in equal annual installments over a four-year period.

On May 9, 2012, the 2003 Plan was amended to increase the number of shares available for new awards to 25 million shares, of which 15 million shares were available for restricted stock and/or RSUs. In addition, the period during which incentive stock options can be granted was extended to February 9, 2022, and the maximum number of shares that may be issued upon exercise of incentive stock options was set at 25 million.

On May 12, 2010, the 2003 Plan was amended to increase the shares available for new awards to 45 million shares, with 30 million shares for restricted stock and RSUs, and to update the performance measures that can be used to determine the vesting of awards intended to qualify for deductibility under Section 162(m) of the Internal Revenue Code to better match the metrics the Company uses to manage its business.

As of December 31, 2012, the 2003 Plan had approximately 23.8 million common shares available for future grants. A total of approximately 79.3 million shares of common stock were reserved for issuance upon exercise of outstanding options and upon vesting of outstanding RSUs as of December 31, 2012.

Employee Stock Purchase Plan (“ESPP”):

Under the ESPP, rights are granted to LSI employees to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of a 12-month offering period or the end of each six-month purchase period within such an offering period.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

On May 12, 2010, the ESPP was amended to increase the shares available for issuance under the plan to a total of 30 million shares and to extend the term of the ESPP through May 12, 2020. As of December 31, 2012, the ESPP had approximately 14.7 million shares available for future purchase.

Stock-Based Compensation Expense

Stock-based compensation expense included in continuing operations, net of estimated forfeitures, related to the Company’s stock options, ESPP and RSU awards by expense category was as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cost of revenues	$11,946	$6,921	$7,044
Research and development	47,064	23,646	23,471
Selling, general and administrative	49,290	20,343	23,487

Total stock-based compensation expense	$108,300	$50,910	$54,002

In connection with the SandForce acquisition, the Company assumed unvested stock options and RSUs originally granted by SandForce. Stock-based compensation expense for 2012 included $4.5 million related to accelerated vesting and $11.6 million for amortization of assumed stock options and RSUs for former SandForce employees.

The Company has issued RSUs that will not vest unless specified performance criteria are met. In the first quarter of 2012, the compensation committee of the board of directors authorized additional vesting of performance-based RSUs where the Company’s performance had been adversely affected as a result of the flooding that occurred in Thailand in the fourth quarter of 2011 and as a result, vesting levels would have been lower. The Company recognized $7.8 million of stock-based compensation expense related to the additional vesting. No executive officers were included in the group of employees that received additional vesting.

The income tax benefit that the Company realized for the tax deduction from option exercises and other awards was not material for any period presented.

Stock Options:

The fair value of each option grant is estimated as of the date of grant using a reduced-form calibrated binomial lattice model (“lattice model”). The following table summarizes the weighted-average assumptions that the Company applied in the lattice model:

	Year Ended December 31,
	2012	2011	2010
Estimated grant date fair value per share	$2.83	$2.14	$1.95
Expected life (years)	4.46	4.51	4.30
Risk-free interest rate	0.72%	1.83%	1.91%
Volatility	47%	47%	51%

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

The Company uses an equally weighted combination of historical and implied volatilities as of the grant date. The historical volatility is the standard deviation of the daily stock returns for LSI from the date of the initial public offering of its common stock in 1983. For the implied volatilities, the Company uses near-the-

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

money exchange-traded call options, as stock options are call options that are granted at-the-money. The historical and implied volatilities are annualized and equally weighted to determine the volatilities as of the grant date. Management believes that the equally weighted combination of historical and implied volatilities is more representative of future stock price trends than sole use of historical or implied volatilities. The lattice model assumes that employees’ exercise behavior is a function of the option’s remaining vested life and the extent to which the option is in-the-money. The lattice model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations for all past option grants made by the Company since its initial public offering.

Because stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

The Company’s determination of the fair value of stock-option awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well a number of highly complex and subjective assumptions. The Company uses third-party consultants to assist in developing the assumptions used in, as well as calibrating, the lattice model. The Company is responsible for determining the assumptions used in estimating the fair value of its stock-option awards.

The following table summarizes changes in stock options outstanding:

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at January 1, 2012	64,245	$6.19
Assumed in SandForce acquisition	7,542	$0.75
Granted	5,479	$8.37
Exercised	(15,679)	$5.15
Canceled	(5,545)	$8.34

Options outstanding at December 31, 2012	56,042	$5.75	3.67	$102,589

Options exercisable at December 31, 2012	34,742	$6.08	2.56	$55,534

As of December 31, 2012, the total unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $35.2 million and is expected to be recognized over the next 1.9 years on a weighted-average basis. The options assumed in the SandForce acquisition vest over periods up to four years from the date of the grant and have ten year terms. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $45.1 million, $22.9 million and $4.2 million, respectively. Cash received from stock option exercises was $80.8 million in 2012.

Restricted Stock Units:

The cost of service-based and performance-based RSUs is determined using the fair value of the Company’s common stock on the date of grant. For performance-based RSU expense, the Company also considers the probability that those RSUs will vest.

Service-based:

The vesting of service-based RSUs requires that the employee remain employed by the Company for a specified period of time.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The following table summarizes changes in service-based RSUs outstanding:

	Number of Units	Weighted-Average Grant Date Fair Value per Share
	(In thousands)
Unvested service-based RSUs outstanding at January 1, 2012	12,085	$5.94
Assumed in SandForce acquisition	1,576	$6.17
Granted	8,579	$8.11
Vested	(3,642)	$5.87
Forfeited	(943)	$6.60

Unvested service-based RSUs outstanding at December 31, 2012	17,655	$6.99

As of December 31, 2012, the total unrecognized compensation expense related to the service-based RSUs, net of estimated forfeitures, was $88.8 million and will be recognized over the next 2.6 years on a weighted-average basis. The total weighted-average grant date fair value of service-based RSUs granted was $69.6 million, $55.7 million and $40.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The total fair value of the shares vested was $29.6 million, $14.6 million and $8.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Performance-based:

Since 2010, the Company has also granted performance-based RSUs. The vesting of these RSUs is contingent upon the Company meeting specified performance criteria and requires that the employee remain employed by the Company for a specified period of time.

The following table summarizes changes in performance-based RSUs outstanding:

	Number of Units	Weighted-Average Grant Date Fair Value per Share
	(In thousands)
Unvested performance-based RSUs outstanding at January 1, 2012	4,729	$5.98
Granted	2,986	$8.52
Vested	(1,446)	$5.85
Forfeited	(635)	$6.60

Unvested performance-based RSUs outstanding at December 31, 2012	5,634	$7.29

As of December 31, 2012, the total unrecognized compensation expense related to the performance-based RSUs, net of estimated forfeitures, was $12.7 million and, if the performance conditions are fully met, will be recognized over the next 3 years. The total weighted-average grant date fair value of performance-based RSUs granted was $25.4 million, $26.1 million and $16.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The total fair value of the shares vested was $12.3 million, $6.3 million for the years ended December 31, 2012 and 2011, respectively. No shares vested during the year ended December 31, 2010.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Employee Stock Purchase Plan:

Compensation expense for the ESPP is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. The following table summarizes the weighted-average assumptions that the Company applied in the calculation of the fair value of ESPP grants:

	Year Ended December 31,
	2012	2011	2010
Estimated grant date fair value per share	$1.94	$1.81	$1.49
Expected life (years)	0.8	0.8	0.8
Risk-free interest rate	0.2%	0.1%	0.2%
Volatility	43%	45%	36%

In 2012, 2011 and 2010, 6.1 million, 5.8 million and 6.7 million shares of common stock were issued under the ESPP at a weighted-average price of $5.09, $4.64 and $4.72 per share, respectively. Cash received from ESPP issuances was $30.8 million in 2012.

Note 5 — Common Stock Repurchases

The Company’s board of directors has authorized the following common stock repurchase programs:

•	On August 1, 2012 — up to $500.0 million;

•	On March 9, 2011 — up to $750.0 million; and

•	On March 17, 2010 — up to $250.0 million.

Future purchases under the 2012 program are expected to be funded with available cash, cash equivalents and short term investments and to be effected in the open market or privately negotiated transactions. As of December 31, 2012, $478.6 million remained available for stock repurchases under the 2012 program. The 2011 and 2010 programs have been completed.

During 2012, the Company repurchased 36.0 million shares for $272.6 million. During 2011, the Company repurchased 72.4 million shares for $498.8 million. During 2010, the Company repurchased 51.4 million shares for $249.9 million. Repurchased shares are retired immediately after the repurchases are completed. Retirement of repurchased shares is recorded as a reduction of common stock and additional paid-in capital.

Note 6 — Business Combinations

Information about the acquisition made during 2012 is presented below. There were no business acquisitions during 2011 or 2010.

Acquisition of SandForce

On January 3, 2012, the Company acquired SandForce, a provider of flash storage processors for enterprise and client flash solutions and solid state drives. The Company acquired SandForce to enhance its competitive position in the PCIe® flash adapter market where LSI’s products already used SandForce flash storage processors. Additionally, the combination of LSI’s custom capability and SandForce’s standard product offerings allows the Company to offer a full range of products aimed at the growing flash storage processor market for ultrabook, notebook and enterprise solid state drives and flash solutions. Total consideration consisted of the following (in thousands):

Cash paid, net of cash acquired	$319,231
Fair value of partially vested equity awards	19,089
Fair value of LSI’s previous investment in SandForce	8,120

Total	$346,440

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

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

Prior to the acquisition, the Company held an equity interest in SandForce. The Company determined the fair value of this equity interest by applying the per share value of the contractual cash consideration to the SandForce shares held by the Company immediately prior to the acquisition. The fair value of the Company’s pre-acquisition investment in SandForce represents a component of total consideration, as presented above. As a result of re-measuring the pre-acquisition equity interest in SandForce to fair value, the Company recognized a gain of $5.8 million, which was included in interest income and other, net, in 2012.

The allocation of the purchase price to SandForce’s tangible and identified intangible assets acquired and liabilities assumed was based on their estimated fair values.

The purchase price has been allocated as follows (in thousands):

Accounts receivable	$10,711
Inventory	24,268
Identified intangible assets	172,400
Goodwill	182,628
Net deferred tax liabilities	(42,365)
Other, net	(1,202)

Total	$346,440

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

The fair value of each of the acquired identified intangible assets was determined using a discounted cash flow methodology. The cash flows for each category of identified intangible assets represent the estimated incremental effect on the Company’s cash flows directly attributable to that intangible asset over its estimated useful life. Estimated cash flows represent expected incremental revenues, net of returns on contributory assets

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

and after considering estimated incremental operating costs and income taxes. Discount rates ranging from 12.9% to 17.9% were used based on the cost of capital, adjusted to reflect the specific risk associated with each of the cash flows.

Current technology represents the fair value of SandForce products that had reached technological feasibility and were a part of its product offering. Customer relationships represent the fair values of SandForce’s relationships with its customers.

In-process research and development (“IPR&D”) represents the fair value of incomplete research and development projects that had not reached technological feasibility as of the date of the acquisition. At the time of acquisition, SandForce had IPR&D related to its next generation flash storage processor (the “Griffin project”). At December 31, 2012, expected costs to complete the Griffin project are approximately $28.0 million through its anticipated completion date in 2013. Total revenues for the Griffin project are expected to extend through 2018. The acquisition date fair value of the Griffin project will be either amortized or impaired depending on whether the project is completed or abandoned.

From January 3, 2012 through December 31, 2012, the Company recognized approximately $159.7 million of revenues related to the SandForce business. In addition, during 2012, the Company recognized $8.4 million of acquisition-related costs included in restructuring of operations and other items, net related to SandForce. It is impracticable to determine the effect on net income resulting from the SandForce acquisition for the year ended December 31, 2012, as the Company immediately integrated SandForce into its ongoing operations. Historical pro forma results giving effect to the acquisition have not been presented because such effect is not material to the prior period financial results.

Note 7 — Benefit Obligations

Pension and Post-retirement Benefit Plans

The Company provides retirement benefits to certain current and former U.S. employees under defined benefit pension plans, which include a management plan and a represented plan. Benefits under the management plan are based on an adjusted career-average-pay formula or a cash-balance program. Benefits under the represented plan are based on a dollar-per-month formula. Benefit accruals under the management plan were frozen in 2009. Participants in the adjusted career-average-pay program no longer earn service accruals. Participants in the cash-balance program no longer earn service accruals, but continue to earn 4% interest per year on their cash-balance accounts. There are no active participants under the represented plan.

The Company also has a non-qualified supplemental pension plan in the U.S. that principally provides benefits based on compensation in excess of amounts that can be considered under the management plan. In addition, the Company provides post-retirement life insurance coverage under a group life insurance plan for certain U.S. employees. The Company also has pension plans covering certain international employees.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Net Periodic Benefit Cost/(Credit):

The following table summarizes the components of the net periodic benefit cost or credit:

	Year Ended December 31,
	2012		2011		2010
	Pension Benefits	Post- retirement Benefits	Pension Benefits	Post- retirement Benefits	Pension Benefits	Post- retirement Benefits
	(In thousands)
Service cost	$415	$89	$531	$75	$472	$81
Interest cost	61,456	2,600	67,499	2,597	70,337	2,441
Expected return on plan assets	(68,076)	(3,811)	(67,965)	(4,128)	(71,464)	(4,597)
Amortization of net actuarial loss, prior service cost and transition asset	14,360	2,017	6,768	552	2,193	—
Curtailments	326	—	54	—	—	—

Total benefit cost/(credit)	$8,481	$895	$6,887	$(904)	$1,538	$(2,075)

Change in Benefit Obligation:

The following table sets forth a reconciliation of the beginning and ending balances of the benefit obligation during the periods presented. The measurement date was December 31 for each year.

	Year Ended December 31,
	2012		2011
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In thousands)
Projected benefit obligation at January 1	$1,463,079	$57,934	$1,331,137	$44,488
Service cost	415	89	531	75
Interest cost	61,456	2,600	67,499	2,597
Actuarial loss/(gain)	113,770	(1,973)	150,776	11,893
Benefits paid(a)	(87,304)	(1,266)	(86,659)	(1,119)
Curtailments and foreign exchange impact	77	—	(205)	—

Projected benefit obligation at December 31	$1,551,493	$57,384	$1,463,079	$57,934

(a)	The pension benefits paid include amounts paid under certain international pension plans, which do not maintain plan assets.

The pension benefit obligations as of December 31, 2012 and 2011 included $28.8 million and $22.2 million, respectively, of obligations related to the Company’s international pension plans.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Change in Plan Assets:

The following table sets forth a reconciliation of the beginning and ending balances of the fair value of plan assets during the periods presented. The fair value of plan assets was measured at December 31 for each year.

	Year Ended December 31,
	2012		2011
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In thousands)
Fair value of plan assets at January 1	$867,241	$66,968	$868,809	$66,781
Actual return on plan assets	117,084	5,833	19,721	1,379
Employer contributions	94,634	—	65,112	—
Benefits paid	(85,742)	(1,089)	(86,302)	(1,192)
Curtailments and foreign exchange impact	14	—	(99)	—

Fair value of plan assets at December 31	$993,231	$71,712	$867,241	$66,968

The fair value of pension plan assets at December 31, 2012 and 2011 included $13.6 million and $12.3 million, respectively, of assets for certain of the Company’s international pension plans. The Company’s contributions to its international pension plans were immaterial for the year ended December 31, 2012.

Funded Status of the Plans:

The following table sets forth the funded status of the plans, which is the fair value of plan assets less projected benefit obligations:

	December 31,
	2012		2011
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In thousands)
Funded status of the plans (liability)/asset	$(558,262)	$14,328	$(595,838)	$9,034

Plans with Benefit Obligations in excess of Plan Assets:

	December 31,
	2012	2011
	Pension Benefits
	(In thousands)
Projected benefit obligation	$1,542,123	$1,455,297
Accumulated benefit obligation	$1,540,081	$1,453,690
Fair value of plan assets	$981,998	$857,259

The accumulated benefit obligations as of December 31, 2012 and 2011 included $26.7 million and $20.5 million, respectively, related to the Company’s international pension plans.

Plans with Benefit Obligations less than Plan Assets:

	December 31,
	2012	2011
	Pension Benefits
	(In thousands)
Projected benefit obligation	$9,370	$7,782
Accumulated benefit obligation	$9,295	$7,666
Fair value of plan assets	$11,233	$9,982

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

	December 31,
	2012	2011
	Post-retirement Benefits
	(In thousands)
Accumulated benefit obligation	$57,384	$57,934
Fair value of plan assets	$71,712	$66,968

The following table sets forth amounts recognized in the consolidated balance sheets for the plans:

	December 31,
	2012		2011
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In thousands)
Non-current assets	$1,863	$14,328	$2,201	$9,034
Current liabilities	(873)	—	(856)	—
Non-current liabilities	(559,252)	—	(597,183)	—

Net (liability)/asset	$(558,262)	$14,328	$(595,838)	$9,034

Accumulated Other Comprehensive Loss:

The following table sets forth amounts recognized in accumulated other comprehensive loss related to pension and post-retirement plans:

	December 31,
	2012		2011
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In thousands)
Net prior service cost	$205	$—	$242	$—
Net actuarial loss	577,413	18,600	527,045	24,788
Transition asset	(138)	—	(157)	—

Accumulated other comprehensive loss	577,480	18,600	527,130	24,788
Tax on prior actuarial gains	23,813	3,026	23,813	3,026

Accumulated other comprehensive loss, after tax	$601,293	$21,626	$550,943	$27,814

The following table summarizes changes in accumulated other comprehensive loss related to pension and post-retirement plans:

	Year Ended December 31,
	2012		2011
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In thousands)
Accumulated other comprehensive loss at January 1, after tax	$550,943	$27,814	$358,725	$13,651
Amortization of prior service cost and transition asset	(18)	—	(18)	—
Amortization of actuarial loss	(14,342)	(2,017)	(6,750)	(552)
Current year actuarial loss/(gain)	64,710	(4,171)	198,986	14,715

Accumulated other comprehensive loss at December 31, after tax	$601,293	$21,626	$550,943	$27,814

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

There were no tax effects on any changes in accumulated other comprehensive loss for the periods presented above.

The estimated net actuarial loss for the pension plans that will be amortized from accumulated other comprehensive loss into pension costs for the year ending December 31, 2013 is $18.4 million. For the post-retirement benefit plan, the estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into post-retirement costs for the year ending December 31, 2013 is $1.5 million.

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

The target asset allocation for U.S. plans reflects a risk/return profile that the Company believes is appropriate relative to the liability structure and return goals for the plans. The Company periodically reviews the allocation of plan assets relative to alternative allocation models to evaluate the need for adjustments based on forecasted liabilities and plan liquidity needs. The current target allocations for the U.S. management and represented pension plan assets are 50% in public equity securities, 42.5% in fixed-income securities, and 7.5% in real estate securities. The equity investment target allocation is equally divided between U.S. and international equity securities. The fixed-income allocation is primarily directed toward long-term core bond investments, with smaller allocations to Treasury Inflation-Protected Securities and high-yield bonds.

The fair values of the plan assets by asset category were as follows:

	Fair Value Measurements as of December 31, 2012
	Level 1		Level 2		Total
	(In thousands)
Cash and cash equivalents	$5,277		$18,410	(a)	$23,687
Equity securities:
Domestic equity securities	183,538	(b)	—		183,538
International equity securities	91,546	(b)	2,609	(c)	94,155
Fixed-income securities:
U.S. treasuries	61,173	(b)	—		61,173
Corporate bonds	—		248,680	(d)	248,680
Asset-backed and mortgage-backed securities	—		3,848	(d)	3,848
Municipal bonds	—		12,818	(d)	12,818
Government bonds	—		30,521	(d)	30,521
Other types of investments:
Commingled funds — equities	—		194,302	(e)	194,302
Commingled funds — bonds	—		139,954	(f)	139,954
Derivatives	20		535		555

Total	$341,554		$651,677		$993,231

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

	Fair Value Measurements as of December 31, 2011
	Level 1		Level 2		Total
	(In thousands)
Cash and cash equivalents	$5,183		$23,493	(a)	$28,676
Equity securities:
Domestic equity securities	169,635	(b)	359	(c)	169,994
International equity securities	76,202	(b)	2,401	(c)	78,603
Fixed-income securities:
U.S. treasuries	80,426	(b)	—		80,426
Corporate bonds	—		155,666	(d)	155,666
Asset-backed and mortgage-backed securities	—		2,976	(d)	2,976
Agency-backed securities	—		7,793	(d)	7,793
Municipal bonds	—		6,334	(d)	6,334
Government bonds	—		17,242	(d)	17,242
Other types of investments:
Commingled funds — equities	—		163,510	(e)	163,510
Commingled funds — bonds	—		156,393	(f)	156,393
Derivatives	40		(412)		(372)

Total	$331,486		$535,755		$867,241

(a)	The amounts represent cash equivalents and primarily include short-term investment funds, which consisted of short-term money market instruments that are valued using quoted prices for similar assets and liabilities in active markets.

(b)	Domestic equity securities, international equity securities and U.S. treasuries are valued based on quoted prices in active markets.

(c)	The amounts include funds that invest primarily in equity securities that are traded less frequently than exchange-traded securities and are valued using inputs that include quoted prices for similar assets in active markets.

(d)	The amount consists of investments that are traded less frequently than Level 1 securities and are valued using inputs that include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates, yield curves, prepayment speeds, collateral performance, broker/dealer quotes and indices that are observable at commonly quoted intervals.

(e)	The amounts consist of investments in funds not registered with U.S. Securities and Exchange Commission, with underlying investments primarily in publicly traded U.S. and non-U.S. equity securities, including securities with small and large market capitalization. The fair value was determined based on the net asset value per share of each investment at December 31, 2012 and 2011. These funds are classified as Level 2 in the fair value hierarchy as the Company could redeem these investments with the sponsoring investment management organizations at December 31, 2012 and 2011, and with at least monthly frequency on an ongoing basis.

(f)	The amounts consist of investments in funds not registered with U.S. Securities and Exchange Commission, with underlying investments primarily in Treasury Inflation-Protected Securities and high-yield bonds. The fair value was determined based on the net asset value per share of each investment at December 31, 2012 and 2011. These funds are classified as Level 2 in the fair value hierarchy as the Company could redeem these investments with the sponsoring investment management organizations at December 31, 2012 and 2011, and with at least monthly frequency on an ongoing basis.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Post-retirement Benefit Plan:

The Company’s overall investment strategy for the group life insurance plan is to allocate assets in a manner that seeks to both maximize the safety of promised benefits and minimize the cost of funding those benefits. The target asset allocation for plan assets reflects a risk/return profile that the Company believes is appropriate relative to the liability structure and return goals for the plan. The Company periodically reviews the allocation of plan assets relative to alternative allocation models to evaluate the need for adjustments based on forecasted liabilities and plan liquidity needs. The Company sets the overall portfolio allocation and uses an investment manager that directs the investment of funds consistent with that allocation. The investment manager invests the plan assets in index funds that it manages. The current target allocations for the plan assets are 40% in equity securities and 60% in fixed-income securities. The equity investment target allocation is equally divided between domestic and international equity securities.

The plan assets were classified as Level 2 and the fair values by asset category were as follows:

	December 31,
	2012	2011
	(In thousands)
Commingled funds — domestic equities(a)	$14,431	$13,302
Commingled funds — international equities(a)	14,292	13,536
Commingled funds — bonds(a)	42,989	40,130

Total	$71,712	$66,968

(a)	The amounts consist of investments in funds not registered with U.S. Securities and Exchange Commission, with underlying investments primarily in the equity securities included in the S&P 500 Index, non-U.S. equity securities and investment grade fixed-income securities. The fair value was determined based on the net asset value per share of each investment at December 31, 2012 and 2011. These funds are classified as Level 2 in the fair value hierarchy as the Company could redeem these investments with the sponsoring investment management organizations at December 31, 2012 and 2011, and with at least monthly frequency on an ongoing basis.

Non-qualified Supplemental Pension Plan:

The Company does not set the target asset allocation or investment strategy for assets set aside for the non-qualified supplemental pension plan. The Company monitors the investment strategy established by the trustee, who has discretion over the trust assets, trust asset allocation and trust investment decisions. The trust agreement requires that at least $1 million be held in cash to meet near-term expenses. The trustee typically directs that an incremental amount of trust assets above that minimum requirement be held in cash or cash equivalents to reduce the need to liquidate investments in volatile market environments. The current target allocation established by the trustee for the non-qualified supplemental pension plan assets is 60% in fixed-income securities and 40% in equity securities.

The plan assets were classified as Level 1 and the fair values by asset category were as follows:

	December 31,
	2012	2011
	(In thousands)
Money market funds(a)	$1,339	$1,353
Mutual funds(b)	10,123	9,284

Total	$11,462	$10,637

(a)	The fair value of money-market funds is determined using unadjusted prices in active markets.

(b)	The amounts consist of registered investment company funds with quoted prices in active markets.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Plan Asset Allocations for Pension Plans and Post-retirement Benefit Plan:

The following table sets forth the actual plan asset allocations:

	December 31,
	2012			2011
	Pension Benefits	Non-qualified Pension Benefits	Post-retirement Benefits	Pension Benefits	Non-qualified Pension Benefits	Post-retirement Benefits
Equity securities	50%	41%	40%	54%	34%	40%
Debt securities	43%	59%	60%	42%	66%	60%
Real estate securities	7%	—	—	4%	—	—

Actuarial Assumptions:

The Company reassesses its benefit plan assumptions on a regular basis. The actuarial assumptions for the principal pension and post-retirement plans are as follows:

	Year Ended December 31,
	2012		2011		2010
	Pension Benefits	Post-retirement Life Benefits	Pension Benefits	Post-retirement Life Benefits	Pension Benefits	Post-retirement Life Benefits
Discount rate to determine net periodic cost	4.30%	4.50%	5.25%	5.70%	5.75%	6.00%
Discount rate to determine the benefit obligation as of December 31	3.80%	4.20%	4.30%	4.50%	5.25%	5.70%
Rate of compensation increase to determine net periodic cost	N/A	3.50%	N/A	3.50%	N/A	4.00%
Rate of compensation increase to determine the benefit obligation as of December 31	N/A	3.50%	N/A	3.50%	N/A	3.50%
Expected average rate of return on plan assets	7.75%	5.70%	7.75%	6.20%	8.00%	7.00%

The Company bases the salary increase assumptions on historical experience and future expectations. The expected rate of return for the Company’s retirement benefit plans represents the average rate of return expected to be earned on plan assets over the period that the benefit obligations are expected to be paid. In developing the expected rate of return, the Company considers long-term compound annualized returns based on historical market data, historical and expected returns on the various categories of plan assets, and the target investment portfolio allocations. The rates used are adjusted for any current or anticipated shifts in the investment mix of the plans. The rates also factor in the historic performance of the plans’ assets. The gain on the pension assets during 2012 was $117.1 million, with the gains smoothed over the next five years through the return on assets assumption using the market-related value of assets (“MRVA”) with those not yet recognized through MRVA amortized under current accounting rules for recognizing asset and liability gains and losses.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Benefit Payments:

The following table reflects the benefit payments that the Company expects the plans to pay in the periods presented. These payments include amounts related to future service.

	Pension Benefits	Post-retirement Benefits
	(In thousands)
Year ending December 31, 2013	$91,515	$850
Year ending December 31, 2014	$89,133	$930
Year ending December 31, 2015	$89,148	$1,020
Year ending December 31, 2016	$90,620	$1,120
Year ending December 31, 2017	$89,015	$1,240
Years ending December 31, 2018 through December 31, 2022	$447,377	$8,820

The Company expects to contribute approximately $51.7 million to its pension plans during the year ending December 31, 2013. The Company does not expect to contribute to its post-retirement benefit plan in 2013.

LSI 401(k) Defined Contribution Plan

Eligible employees in the U.S. may participate in the LSI Corporation 401(k) Plan (the “Plan”). The Plan provides for tax-deferred and after-tax contributions for eligible employees and allows employees to contribute from 1% to 50% of their annual compensation on a pretax and after-tax basis. Effective June 1, 2012, the Plan allows employees to make Roth contributions. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Company matches pretax employee contributions up to 100% of the first 2% of eligible earnings that are contributed by employees and may make additional variable matching contributions based on the Company’s performance. The maximum matching contribution that the Company may allocate to each participant’s account was $11,250 in 2012 due to the $250,000 annual limit on eligible earnings under the Internal Revenue Code. All matching contributions vest immediately except that matching contribution for new employees vest after two years of service. The Company’s matching contributions to the Plan totaled $22.8 million, $18.7 million and $20.5 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Note 8 — Supplemental Financial Information

	December 31,
	2012	2011
	(In thousands)
Inventories:
Raw materials	$176	$236
Work-in-process	52,003	78,886
Finished goods	154,144	100,913

Total inventories	$206,323	$180,035

Prepaid expenses and other current assets:
Prepaid expenses	$40,555	$27,859
Deferred tax asset	8,117	380
Other	31,700	32,420

Total prepaid expenses and other current assets	$80,372	$60,659

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

	December 31,
	2012	2011
	(In thousands)
Property and equipment:
Land	$39,107	$34,339
Buildings and improvements	136,178	82,545
Equipment	310,602	285,645
Furniture and fixtures	22,622	24,595
Leasehold improvements	38,888	40,567
Construction in progress	15,718	15,317

Total property and equipment, gross	563,115	483,008
Accumulated depreciation	(293,368)	(302,419)

Total property and equipment, net	$269,747	$180,589

Other accrued liabilities:
Restructuring reserves — current	$14,654	$16,773
Deferred revenue	38,441	30,659
Accrued expenses	124,567	131,398

Total other accrued liabilities	$177,662	$178,830

Accumulated Other Comprehensive Loss

The following table presents the components of, and changes in, accumulated other comprehensive loss, net of taxes:

	Balance at December 31, 2011	Other Comprehensive Loss	Balance at December 31, 2012
	(In thousands)
Accumulated net foreign currency translation adjustments	$42,138	$(2,257)	$39,881
Accumulated net unrealized gain on investments	5,942	(1,458)	4,484
Accumulated net unrealized (loss)/gain on derivatives	(2,551)	2,775	224
Accumulated actuarial loss on pension and post-retirement plans	(578,757)	(44,162)	(622,919)

Total accumulated other comprehensive loss	$(533,228)	$(45,102)	$(578,330)

There was no tax effect on any item of other comprehensive loss presented in the consolidated statements of comprehensive income in 2012 or 2011. During 2010, there was $0.6 million of tax expense on the unrealized gain on investments.

Reconciliation of Basic and Diluted Shares

The following table provides a reconciliation of basic and diluted shares:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Basic shares	559,459	585,704	638,998
Dilutive effect of stock options, employee stock purchase rights and restricted stock unit awards	21,089	15,189	7,326

Diluted shares	580,548	600,893	646,324

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The weighted-average common share equivalents that were excluded from the computation of diluted shares because their inclusion would have had an anti-dilutive effect on net income per share were as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Anti-dilutive securities:
Stock options	29,477	41,927	70,018
Restricted stock unit awards	6,047	227	93
Convertible notes	—	—	9,789

Note 9 — Identified Intangible Assets and Goodwill

Identified Intangible Assets

Identified intangible assets were comprised of the following:

	December 31,
	2012		2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Current technology	$930,767	$(751,236)	$857,367	$(702,500)
Customer base	444,439	(304,725)	402,739	(269,409)
Patent licensing	312,800	(198,346)	312,800	(167,728)
Order backlog	4,500	(4,500)	—	—
Trade names	1,800	(680)	300	(300)
Workforce	3,567	(3,567)	3,567	(3,046)
In-process research and development	51,300	—	—	—

Total identified intangible assets	$1,749,173	$(1,263,054)	$1,576,773	$(1,142,983)

The following table summarizes amortization expense and the weighted-average lives of identified intangible assets:

	Weighted- Average Lives	Year Ended December 31,
		2012	2011	2010
	(In months)	(In thousands)
Current technology	52	$48,736	$49,243	$77,808
Customer base	47	35,316	33,921	36,440
Patent licensing	36	30,618	32,125	36,220
Order backlog	3	4,500	—	—
Trade names	55	380	50	148
Workforce	72	521	596	596

Total	48	$120,071	$115,935	$151,212

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The estimated annual future amortization expenses related to identified intangible assets as of December 31, 2012 are as follows:

Amortization Expense
(In thousands)
Years ending December 31:
2013	$122,353
2014	131,307
2015	107,125
2016	92,934
2017 and thereafter	32,400

Total	$486,119

Goodwill

The following table summarizes goodwill activity:

Goodwill
(In thousands)
Balance as of December 31, 2011	$72,377
Addition due to SandForce acquisition	182,628

Balance as of December 31, 2012	$255,005

After completing annual impairment reviews during the fourth quarters of 2012, 2011 and 2010, the Company concluded that goodwill was not impaired in any of these years. As of December 31, 2012 and 2011, accumulated impairment losses were $2.4 billion.

Note 10 — Cash Equivalents and Investments

The following tables summarize the Company’s cash equivalents and investments measured at fair value:

	Fair Value Measurements as of December 31, 2012
	Level 1		Level 2		Total
	(In thousands)
Cash equivalents:
Money-market funds	$364,596	(a)	$—		$364,596
Government and agency securities	—		6,479	(b)	6,479

Total cash equivalents	$364,596		$6,479		$371,075

Available-for-sale debt securities:
Asset-backed and mortgage-backed securities:
Agency securities	$—		$129,463	(b)	$129,463
Non-agency securities	—		1,393	(b)	1,393
Government and agency securities	17,042	(a)	49,658	(b)	66,700
Corporate debt securities	—		6,001	(b)	6,001
Commercial paper	—		900	(b)	900

Total short-term investments	$17,042		$187,415		$204,457

Long-term investments in equity securities:
Marketable available-for-sale equity securities	$1,689	(c)	$—		$1,689

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

	Fair Value Measurements as of December 31, 2011
	Level 1		Level 2		Total
	(In thousands)
Cash equivalents:
Money-market funds	$674,219	(a)	$—		$674,219
Available-for-sale debt securities:
Asset-backed and mortgage-backed securities:
Agency securities	$—		$97,408	(b)	$97,408
Non-agency securities	—		9,989	(b)	9,989
Government and agency securities	5,403	(a)	30,572	(b)	35,975
Corporate debt securities	—		12,272	(b)	12,272

Total short-term investments	$5,403		$150,241		$155,644

Long-term investments in equity securities:
Marketable available-for-sale equity securities	$1,514	(c)	$—		$1,514

(a)	The fair value of money-market funds is determined using unadjusted prices in active markets. The fair value of Level 1 U.S. government and agency securities is determined using quoted prices in active markets.

(b)	These investments are traded less frequently than Level 1 securities and are valued using inputs that include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates, yield curves, prepayment speeds, collateral performance, broker/dealer quotes and indices that are observable at commonly quoted intervals.

(c)	The fair value of marketable equity securities is determined using quoted prices in active markets. These amounts are included within other assets in the consolidated balance sheets.

As of December 31, 2012 and 2011, the aggregate carrying value of the Company’s non-marketable securities was $42.1 million and $43.9 million, respectively.

Upon the acquisition of SandForce, the Company recognized a gain of $5.8 million as a result of re-measuring its pre-acquisition equity interest in SandForce to estimated fair value. The Company recognized a pre-tax gain of $2.6 million and $4.8 million associated with sales of certain non-marketable securities during the years ended December 31, 2012 and 2010, respectively. There were no sales of non-marketable securities in 2011.

The following tables summarize the Company’s available-for-sale securities:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Short-term debt securities:
Asset-backed and mortgage-backed securities	$125,563	$6,390	$(1,097)	$130,856
Government and agency securities	65,904	802	(6)	66,700
Corporate debt securities	5,864	137	—	6,001
Commercial paper	900	—	—	900

Total short-term debt securities	$198,231	$7,329	$(1,103)	$204,457

Long-term marketable equity securities	$669	$1,020	$—	$1,689

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

	December 31, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Short-term debt securities:
Asset-backed and mortgage-backed securities	$99,884	$7,891	$(378)	$107,397
Government and agency securities	35,179	799	(3)	35,975
Corporate debt securities	12,146	153	(27)	12,272

Total short-term debt securities	$147,209	$8,843	$(408)	$155,644

Long-term marketable equity securities	$669	$846	$(1)	$1,514

As of December 31, 2012, there were 99 investments in an unrealized loss position. The following tables summarize the gross unrealized losses and fair values of the Company’s short-term investments that have been in a continuous unrealized loss position for less than and greater than 12 months, aggregated by investment category:

	December 31, 2012
	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Asset-backed and mortgage-backed securities	$38,280	$(1,018)	$4,141	$(79)
Government and agency securities	18,301	(6)	—	—

Total	$56,581	$(1,024)	$4,141	$(79)

	December 31, 2011
	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Asset-backed and mortgage-backed securities	$10,645	$(286)	$1,301	$(92)
Government and agency securities	3,872	(3)	—	—
Corporate debt securities	2,375	(27)	505	—

Total	$16,892	$(316)	$1,806	$(92)

During the year ended December 31, 2011, the Company recognized an impairment charge of $0.2 million for marketable securities. There were no material impairment charges for marketable securities for the years ended December 31, 2012 or 2010. Net realized gains on sales of available-for-sale securities were not material for the years ended December 31, 2012, 2011 or 2010.

Contractual maturities of available-for-sale debt securities as of December 31, 2012 were as follows:

Available-for-Sale Debt Securities
(In thousands)
Due within one year	$18,187
Due in 1-5 years	57,453
Due in 5-10 years	11,047
Due after 10 years	117,770

Total	$204,457

The maturities of asset-backed and mortgage-backed securities were allocated based on contractual principal maturities assuming no prepayments.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Note 11 — Segment, Geographic and Product Information

Since the first quarter of 2011, the Company has operated in one reportable segment — the Semiconductor segment. The change in reportable segments was made in connection with the March 2011 agreement to sell the external storage systems business and has been reflected in the Company’s segment reporting for all periods presented.

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

Significant Customers

The following table provides information about the Company’s one customer that accounted for 10% or more of consolidated revenues in each of 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Percentage of consolidated revenues	31%	25%	19%

Information about Geographic Areas

The following tables summarize the Company’s revenues by geography based on the ordering location of the customer and long-lived assets by geography. Because the Company sells its products primarily to other sellers of technology products and not to end users, revenues by geography as presented below may not accurately reflect geographic end-user demand for its products.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Revenues:
North America*	$635,928	$520,193	$431,184
Asia:
China (including Hong Kong)	788,077	569,710	402,834
Singapore	305,974	256,781	283,494
Taiwan	290,294	272,071	295,945
Other	300,688	224,948	240,809

Total Asia	1,685,033	1,323,510	1,223,082
Europe and the Middle East	185,126	200,255	215,388

Total	$2,506,087	$2,043,958	$1,869,654

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

	December 31,
	2012	2011
	(In thousands)
Long-lived assets:
North America*	$241,443	$160,500
Asia**	27,206	18,350
Europe and the Middle East	1,098	1,739

Total	$269,747	$180,589

*	Primarily the United States.

**	Primarily China, Singapore and Taiwan.

Information about Product Groups

The following table presents the Company’s revenues by product groups:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Revenues:
Storage products	$1,994,397	$1,487,069	$1,302,104
Networking products	407,193	453,652	473,275
Other	104,497	103,237	94,275

Total	$2,506,087	$2,043,958	$1,869,654

Note 12 — Derivative Instruments

The Company has foreign subsidiaries that operate and sell the Company’s products in various markets around the world. As a result, the Company is exposed to changes in foreign-currency exchange rates. The Company utilizes forward contracts to manage its exposure associated with net assets and liabilities denominated in non-functional currencies and to reduce the volatility of earnings and cash flows related to forecasted foreign-currency transactions. The Company does not hold derivative financial instruments for speculative or trading purposes.

Cash-Flow Hedges

The Company enters into forward contracts that are designated as foreign-currency cash-flow hedges of selected forecasted payments denominated in currencies other than U.S. dollars. These forward contracts generally mature within twelve months. The Company evaluates and calculates the effectiveness of each hedge at least quarterly. Changes in the fair value attributable to changes in time value are excluded from the assessment of effectiveness and are recognized in interest income and other, net. The effective portion of the forward contracts’ gain or loss is recorded in other comprehensive income and, when the hedged expense is recognized, is subsequently reclassified into earnings within the same line item in the statements of operations as the impact of the hedged transaction. The ineffective portion of the gain or loss is reported in earnings immediately. As of December 31, 2012 and 2011, the total notional value of the Company’s outstanding forward contracts, designated as foreign-currency cash-flow hedges, was $39.8 million and $36.9 million, respectively.

Other Foreign-Currency Hedges

The Company enters into foreign-exchange forward contracts that are used to hedge certain assets and liabilities denominated in non-functional currencies and that do not qualify for hedge accounting. These forward contracts generally mature within three months. Changes in the fair value of these forward contracts are recorded

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged. As of December 31, 2012 and 2011, the total notional value of the Company’s outstanding forward contracts, not designated as hedges under hedge accounting, was $31.6 million and $37.6 million, respectively. For the years ended December 31, 2012, 2011 and 2010, the Company recognized net losses on other foreign-currency hedges of $0.4 million and $3.1 million, and a net gain of $2.7 million, respectively. These amounts are included in interest income and other, net in the Company’s consolidated statements of operations and were substantially offset by the gains and losses on the underlying foreign-currency-denominated assets or liabilities.

Fair Values of Derivative Instruments

The total fair value of derivative assets and liabilities was recorded in prepaid expenses and other current assets and in other accrued liabilities, respectively, in the consolidated balance sheets. As of December 31, 2012 and 2011, the total fair value of derivative assets and liabilities was immaterial.

Note 13 — Debt

The Company repaid the $350.0 million principal amount of its 4% Convertible Subordinated Notes plus accrued interest upon their maturity on May 15, 2010.

Cash payments for interest on debt were $7.0 million during the year ended December 31, 2010. No interest was paid in 2012 or 2011.

Note 14 — Income Taxes

The (benefit from)/ provisions for income taxes consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Current:
Federal	$10,400	$(2,850)	$176
State	1,717	336	1,521
Foreign	20,141	13,601	(1,243)

Total current taxes	32,258	11,087	454

Deferred:
Federal	(50,645)	(7,240)	3,494
State	(157)	211	344
Foreign	(2,416)	(280)	(1,122)

Total deferred taxes	(53,218)	(7,309)	2,716

Total	$(20,960)	$3,778	$3,170

The following table summarizes the domestic and foreign components of income before income taxes:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Domestic	$65,341	$(31,636)	$(115,078)
Foreign	109,927	125,426	152,652

Income before income taxes	$175,268	$93,790	$37,574

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The following table summarizes significant components of the Company’s deferred tax assets and liabilities:

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Tax credit carryovers	$413,225	$408,444
Net operating loss carryforwards	968,648	989,989
Capital loss carryover	5,148	552
Future deductions for purchased intangible assets	184,366	152,507
Depreciation and amortization	97,867	120,764
Pension and post-retirement benefits	206,218	220,747
Future deductions for reserves and other	91,964	155,618

Total deferred tax assets	1,967,436	2,048,621
Valuation allowance	(1,781,702)	(1,902,187)

Net deferred tax assets	185,734	146,434

Deferred tax liabilities:
Tax deductible goodwill	(18,517)	(17,120)
Purchased intangible assets	(157,331)	(130,219)

Total deferred tax liabilities	(175,848)	(147,339)

Total net deferred tax asset/(liabilities)	$9,886	$(905)

Valuation allowances reduce the deferred tax assets to the amount that, based upon all available evidence, is more likely than not to be realized. The deferred tax assets’ valuation allowance is primarily attributable to U.S. tax credit carryovers and net operating loss carryovers that could not be benefited under existing carry-back rules. Approximately $102.0 million of the valuation allowance at December 31, 2012 relates to tax benefits from stock option deductions, which will be credited to equity if and when realized. The Company recognized a tax benefit of approximately $42.4 million in 2012 due to the release of valuation allowance resulting from the net deferred tax liabilities arising from the SandForce acquisition. Management continues to monitor the realizability of the Company’s deferred tax assets. Historically, the Company has sustained losses from its U.S. operations, however, based on recent and projected trends of profitability, it is reasonably possible the Company will determine that a significant portion of its U.S. deferred tax assets are more likely than not to be realized in the foreseeable future. The American Taxpayers Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013. The Act retroactively extends research credits for a two year period beginning January 1, 2012 through December 31, 2013. The Company will calculate research credits accordingly in the first quarter of 2013. The provisions of the Act are not expected to have a material impact on the Company’s effective tax rate.

As of December 31, 2012, the Company had federal, state and foreign net operating loss carryovers of approximately $2,367.7 million, $1,416.5 million and $206.4 million, respectively. The federal net operating losses will begin expiring in 2020 through 2032. Certain state net operating losses expire from 2013 through 2032. The foreign net operating losses will begin expiring in 2017. Approximately $2,163.2 million of the federal net operating loss carryover and $1,051.6 million of the state net operating loss carryover relate to acquisitions and are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986. As of December 31, 2012, the Company had tax credits of approximately $462.5 million, which begin expiring in 2013.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

A reconciliation of the (benefit from)/provisions for income taxes with the amount computed by applying the statutory federal income tax rate to income before income taxes for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Expected tax expense at federal statutory rate of 35%	$61,344	$32,826	$13,151
State taxes, net of federal benefit	2,373	2,363	1,237
Foreign rate differential	(11,953)	(25,607)	(26,521)
U.S. taxes on foreign earnings	5,043	32,793	36,128
Withholding taxes	7,842	8,770	5,933
Tax benefit related to valuation allowance release for SandForce acquisition	(42,365)	—	—
Change in valuation allowance	(9,432)	(23,439)	2,921
Nondeductible expenses	5,241	8,049	5,731
Tax refunds/credits	(1,964)	(2,926)	(3,140)
Tax benefit related to refundable R&D/alternative minimum tax credit	—	(530)	—
Tax deduction for loss on liquidation of subsidiary	(18,200)	—	—
Lapsed statute of limitations and tax audit settlements	(18,889)	(16,796)	(31,668)
Intraperiod allocation of tax benefit to continuing operations	—	(11,725)	(644)
Other	—	—	42

Total tax (benefit)/provision	$(20,960)	$3,778	$3,170

The Company paid income taxes, net of refunds received, of $21.0 million, $11.8 million and $29.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company has a tax holiday in effect for its business operations in Singapore effective January 1, 2009. The tax holiday allows for a reduced tax rate of 10% on the qualifying profits generated through December 31, 2018. For the years ended December 31, 2012, 2011 and 2010, the tax savings from this holiday were approximately $2.8 million, $2.0 million and $2.1 million, respectively, with no material per-share impact.

The Company has not provided for U.S. income and foreign withholding taxes on $58.5 million of cumulative undistributed earnings of various non-U.S. subsidiaries. Such earnings are intended to be reinvested in the non-U.S. subsidiaries for an indefinite period of time. It is not practicable to estimate potential U.S. deferred tax liabilities on the foreign undistributed earnings due to the complex interplay under U.S. tax rules of various tax attributes such as net operating loss carryforwards and foreign tax credits, the availability and timing of which are not estimable.

Uncertain Income Tax Positions

As of December 31, 2012 and 2011, the Company had $193.9 million and $171.0 million of unrecognized tax benefits, respectively. The $193.9 million as of December 31, 2012 is related to unrecognized tax benefits that, if realized, would affect the effective tax rate of the Company.

The Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, the Company estimates that unrecognized tax benefits, plus accrued interest and penalties, could decrease by up to $22.2 million.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The Company files income tax returns at the U.S. federal level and in various state and foreign jurisdictions. With some exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

The Company recognizes interest and penalties accrued in relation to unrecognized tax benefits as a tax expense. For the years ended December 31, 2012, 2011 and 2010, the Company recorded charges to tax expense of approximately $8.3 million, $6.3 million and $7.7 million for interest and penalties, respectively. Also, for the years ended December 31, 2012, 2011 and 2010, the Company recorded tax benefits of approximately $9.5 million, $8.6 million and $17.7 million for interest and penalties, respectively, as a result of reductions to tax positions taken in a prior year, lapses in statutes of limitations and audit settlements. As of December 31, 2012 and 2011, the Company had $28.4 million and $29.6 million, respectively, of accrued interest and penalties which are included in non-current income tax liabilities in the consolidated balance sheets.

The following table sets forth a reconciliation of the beginning and ending amounts of the gross unrecognized tax benefits, excluding related interest and penalties:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Balance at January 1	$170,994	$151,898	$163,859
Tax positions related to current year:
Additions	29,887	19,482	10,874
Tax positions related to prior years:
Additions	2,000	29,312	1,541
Reductions	—	(20,156)	(800)
Lapses in statute of limitations	(9,387)	(9,580)	(14,174)
Payments	—	—	(9,780)
Foreign exchange loss	400	38	378

Balance at December 31	$193,894	$170,994	$151,898

Note 15 — Related Party Transactions

A member of the Company’s board of directors is also a member of the board of directors of Seagate Technology (“Seagate”). The Company sells semiconductors used in storage product applications to Seagate for prices comparable to those charged to an unrelated third-party. Revenues from sales by the Company to Seagate were $768.2 million, $520.5 million and $355.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company had accounts receivable from Seagate of $94.0 million and $90.3 million as of December 31, 2012 and 2011, respectively.

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

The Company purchased $46.0 million, $49.0 million and $44.0 million of inventory from SMP during the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, the amounts payable to SMP were $9.2 million and $5.0 million, respectively.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Note 16 — Commitments, Contingencies and Legal Matters

Operating Leases

The Company leases real estate and certain non-manufacturing equipment under non-cancelable operating leases, which expire through 2026. The Company also includes non-cancelable obligations under certain software licensing arrangements in this category. The facilities lease agreements typically provide for base rental rates that are increased at various times during the terms of the lease and for renewal options at the then fair market rental value. Future minimum payments under the operating lease agreements for the above-mentioned facilities, equipment and software are $34.7 million, $22.8 million, $9.2 million, $6.3 million, $4.0 million and $5.5 million for the years ending December 31, 2013, 2014, 2015, 2016, 2017 and thereafter, respectively.

Rental expense under all operating leases was $44.9 million, $37.0 million and $32.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Purchase Commitments

The Company maintains purchase commitments with certain suppliers, primarily for raw materials and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary for different suppliers. As of December 31, 2012, the Company had purchase commitments of $348.0 million, which are due through 2016.

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

Guarantees

Product Warranties:

The following table sets forth a summary of the changes in product warranties:

	Year Ended December 31
	2012	2011
	(In thousands)
Balance at the beginning of the period	$6,334	$17,617
Accruals for warranties issued during the period	1,183	7,180
Adjustments to pre-existing accruals (including changes in estimates)	(998)	508
Warranty liabilities related to discontinued operations	—	(13,000)
Warranty liabilities assumed in SandForce acquisition	426	—
Settlements made during the period (in cash or in kind)	(1,519)	(5,971)

Balance at the end of the period	$5,426	$6,334

Standby Letters of Credit:

As of December 31, 2012 and 2011, the Company had outstanding obligations relating to standby letters of credit of $4.1 million and $3.5 million, respectively. Standby letters of credit are financial guarantees provided

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

by third parties for leases, customs and certain self-insured risks. If the guarantees are called, the Company must reimburse the provider of the guarantee. The fair values of the letters of credit approximate the contract amounts. The standby letters of credit generally renew annually.

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

Legal Matters

On December 6, 2006, Sony Ericsson Mobile Communications USA Inc. (“Sony Ericsson”) filed a lawsuit against Agere Systems Inc. (“Agere”), which LSI acquired in 2007, in Wake County Superior Court in North Carolina, alleging unfair and deceptive trade practices, fraud and negligent misrepresentation in connection with Agere’s engagement with Sony Ericsson to develop a wireless data card for personal computers. The complaint claimed an unspecified amount of damages and sought compensatory damages, treble damages and attorneys’ fees. In August, 2007, the case was dismissed for improper venue. On October 22, 2007, Sony Ericsson filed a lawsuit in the Supreme Court of the State of New York, New York County against LSI, raising substantially the same allegations and seeking substantially the same relief as the North Carolina proceeding. In January 2010, Sony Ericsson amended its complaint by adding claims for fraudulent concealment and gross negligence. On August 4, 2011, the court granted LSI’s motion for summary judgment in this matter and ordered the dismissal of all of Sony Ericsson’s claims. Sony Ericsson appealed this decision. On January 24, 2013, the New York Appellate Division unanimously affirmed the lower court’s ruling. Sony Ericsson is seeking permission to appeal this ruling. The Company is unable to estimate the possible loss or range of loss, if any, that may be incurred with respect to this matter.

On March 23, 2007, CIF Licensing, LLC, d/b/a GE Licensing (“GE”) filed a lawsuit against Agere in the United States District Court for the District of Delaware, asserting that Agere products infringe patents in a portfolio of patents GE acquired from Motorola. GE asserted that four of the patents cover inventions relating to modems. GE is seeking monetary damages. Agere believes it has a number of defenses to the infringement claims in this action, including laches, exhaustion and its belief that it has a license to the patents. The court postponed hearing motions based on these defenses until after the trial, and did not allow Agere to present evidence on these defenses at trial. On February 17, 2009, the jury in this case returned a verdict finding that three of the four patents were invalid and that Agere products infringed the one patent found to be valid and awarding GE $7.6 million for infringement of that patent. The jury also found Agere’s infringement was willful, which means that the judge could increase the amount of damages up to three times its original amount. If the jury’s verdict is entered by the court, Agere would also expect to be required to pay interest from the date of infringing sales. If the verdict is entered, Agere intends to appeal the matter. Agere filed post-trial motions related to its defenses. One of these motions sought a mis-trial declared based on Agere’s belief that GE withheld evidence in discovery. On October 6, 2010, a special master appointed by the court determined that GE’s actions

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

were not wrongful and that the evidence withheld by GE was not material to the jury’s findings. Agere challenged this determination. On February 17, 2010, the court issued an order granting GE’s summary judgment motions seeking to bar Agere’s defenses of laches, exhaustion, and license and denying Agere’s summary judgment motions concerning the same defenses. On July 30, 2010, the court held that one of the patents found invalid by the jury was valid. On December 3, 2012, the court affirmed its prior grant of GE’s summary judgment motions seeking to bar Agere’s defenses of laches and license, but ordered that a trial go forward regarding Agere’s exhaustion defense. The court also affirmed the special master’s findings. Finally, the court denied without prejudice all other pending motions, with leave to renew these motions after the trial on Agere’s defense of exhaustion. If successful at trial, Agere’s defense of exhaustion would impact the jury’s damages award. The Company is unable to estimate the possible loss or range of loss, if any, that may be incurred with respect to this matter.

On December 1, 2010, Rambus Inc. (“Rambus”) filed a lawsuit against LSI in the United States District Court for the Northern District of California alleging that LSI products infringe one or more of 19 Rambus patents. These products contain either DDR-type memory controllers or certain high-speed SerDes peripheral interfaces, such as PCI Express interfaces and certain SATA and SAS interfaces. Rambus was seeking unspecified monetary damages, treble damages and costs, expenses and attorneys’ fees due to alleged willfulness, interest and permanent injunctive relief in this action. In addition, on December 1, 2010, Rambus filed an action with the International Trade Commission (“ITC”) against LSI and five of its customers alleging that LSI products infringe six of the 19 patents in the California case. Rambus also named five other companies and a number of their customers in the ITC action. Rambus sought an exclusionary order against LSI and its customers in the ITC action, which, if granted, would have precluded LSI and its customers from selling these products in the U.S. On February 18, 2013, LSI settled all outstanding claims with Rambus and entered into a patent license agreement with Rambus. The agreement gives LSI a license to Rambus’ patents and will terminate in 2018. The settlement did not have a material effect on LSI’s results of operations or financial position.

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

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

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

Following is selected financial information included in income from discontinued operations:

	Year Ended December 31,
	2011	2010
	(In thousands)
Revenues	$210,591	$700,393
(Loss)/income before gain on sale of external storage systems business and income taxes	$(27,579)	$7,818
Gain on sale of external storage systems business	260,066	—
(Benefit from)/provision for income taxes	(8,992)	2,250

Income from discontinued operations	$241,479	$5,568

There was no income or loss from discontinued operations for the year ended December 31, 2012.

During the years ended December 31, 2011 and 2010, the Company recognized $40.9 million and $49.7 million, respectively, of restructuring expense as the Company terminated employees, closed several office locations, terminated contracts, discontinued various development projects and wrote off intangible assets and software due to the cancellation of development programs in connection with the exit of the external storage systems business. Further, the Company released $21.0 million of deferred tax liabilities related to tax deductible goodwill in connection with the sale of the external storage systems business in 2011, which is included in the $9.0 million benefit from income taxes.

In 2011, stock-based compensation expense was a benefit of $0.6 million due to the reversal of previously recognized expense for awards that did not vest as a result of the external storage systems business disposition. Stock-based compensation expense related to the external storage systems business was $12.4 million in 2010.

To the Board of Directors and Stockholders

of LSI Corporation

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of LSI Corporation and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 26, 2013

Supplementary Financial Data

Interim Financial Information (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Year Ended December 31, 2012
Revenues	$622,424	$659,573	$623,962	$600,128
Gross profit	286,912	331,888	312,651	300,414
Net income	75,197	58,713	39,665	22,653
Basic income per share	$0.13	$0.10	$0.07	$0.04
Diluted income per share	$0.13	$0.10	$0.07	$0.04
Year Ended December 31, 2011
Revenues	$473,264	$500,644	$546,910	$523,140
Gross profit	224,174	237,620	263,845	236,825
Income from continuing operations	18,546	28,408	31,650	11,408
(Loss)/income from discontinued operations (including a gain on disposal of $260,066 in the second quarter of 2011), net of tax	(8,392)	265,376	(2,311)	(13,194)
Net income/(loss)	10,154	293,784	29,339	(1,786)
Basic income/(loss) per share:
Income from continuing operations	$0.03	$0.05	$0.05	$0.02
(Loss)/income from discontinued operations	$(0.01)	$0.44	$(0.00)	$(0.02)
Net income/(loss)	$0.02	$0.49	$0.05	$(0.00)
Diluted income/(loss) per share:
Income from continuing operations	$0.03	$0.05	$0.05	$0.02
(Loss)/income from discontinued operations	$(0.01)	$0.43	$(0.00)	$(0.02)
Net income/(loss)	$0.02	$0.48	$0.05	$(0.00)

On January 3, 2012, the Company completed the acquisition of SandForce. The results of operations of SandForce and the estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements from January 3, 2012. During the first quarter of 2012, the Company recorded a $42.4 million tax benefit due to the release of valuation allowance resulting from the net deferred tax liabilities arising from the SandForce acquisition.

On May 6, 2011, the Company completed the sale of its external storage systems business. The results of the external storage systems business are presented as discontinued operations in the Company’s consolidated statements of operations and, as such, have been excluded from all line items other than “(Loss)/income from discontinued operations” for all periods presented.

During the first, second, third and fourth quarters of 2012, the Company recorded charges for restructuring of operations and other items, net, of $15.5 million, $6.5 million, $4.2 million and $22.9 million, respectively.

During the first, second, third and fourth quarters of 2011, the Company recorded charges/(benefits) for restructuring of operations and other items, net, of $2.8 million, $(10.9) million, $10.8 million and $21.0 million, respectively.

In 2012, the Company’s fiscal quarters ended on April 1, July 1, September 30 and December 31. In 2011, the Company’s fiscal quarters ended on April 3, July 3, October 2 and December 31.

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

Our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the results of our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Item 8 and is incorporated herein by reference.

Changes in Internal Controls:    During the fourth quarter of 2012, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We have a code of ethics that our principal executive officer and senior financial officers must follow. We also have a separate code of conduct, called the Standards of Business Conduct, that applies to all directors, officers and employees. You can find these documents on our website at the following address: http://www.lsi.com/governance. We will post any amendments to the code of ethics and Standards of Business Conduct, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the NASDAQ Stock Market, on our website. You can also obtain a printed copy of any of these documents by contacting us at the following address:

LSI Corporation

1110 American Parkway NE

Room 12A-106C

Allentown, PA 18109

Attn: Response Center

Telephone: 1-800-372-2447

Apart from certain information about our executive officers that is set forth under the caption “Executive Officers of LSI” in Part I of this report and is incorporated herein by reference, the other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2013 annual meeting, including the information set forth under the captions “Election of Directors — Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Board Structure and Composition — Audit Committee.”

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our 2013 annual meeting, including the information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Corporate Governance — Director Compensation,” “Corporate Governance — Board Structure and Composition, and “Corporate Governance — Compensation Committee Interlocks and Insider Participation.”

The information in the section of the proxy statement for our 2013 annual meeting captioned “Compensation Committee Report” is incorporated by reference herein but shall be deemed furnished, not filed, and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the applicable information in the proxy statement for our 2013 annual meeting, including the information set forth under the captions “Security Ownership” and “Equity Compensation Plan Information as of December 31, 2012.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the proxy statement for our 2013 annual meeting, including the information set forth under the captions “Related Persons Transaction Policy and Procedures” and “Corporate Governance — Board Structure and Composition.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the proxy statement for our 2013 annual meeting, including the information set forth under the caption “Ratification of Selection of Independent Auditors.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of LSI Corporation and Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K:

(a)(2) Financial Statement Schedule

The following financial statement schedule is filed as part of this Form 10-K:

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs, Expenses or Other Accounts	Deductions*	Balance at End of Period
2012
Accounts Receivable Allowances	$7	$9	$(9)	$7
2011
Accounts Receivable Allowances	$10	$7	$(10)	$7
2010
Accounts Receivable Allowances	$10	$12	$(12)	$10

*	Deductions include write-offs of uncollectible accounts and collections of amounts previously reserved.

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

Dated: February 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ABHIJIT Y. TALWALKAR Abhijit Y. Talwalkar	President and Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2013

/S/ BRYON LOOK Bryon Look	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2013

* Charles A. Haggerty	Director	February 26, 2013

* Richard S. Hill	Director	February 26, 2013

* John H.F. Miner	Director	February 26, 2013

* Arun Netravali	Director	February 26, 2013

* Charles C. Pope	Director	February 26, 2013

* Michael G. Strachan	Director	February 26, 2013

* Gregorio Reyes	Director	February 26, 2013

* Susan Whitney	Director	February 26, 2013

*By:	/S/ BRYON LOOK
Bryon Look Attorney-in-fact February 26, 2013

EXHIBIT INDEX

3.1	Certificate of Incorporation. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on November 16, 2009.

3.2	By-laws. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 14, 2011.

4.1	Specimen Common Stock Certificate. Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K filed on March 2, 2009.

10.1	Form of Indemnification Agreement. Incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on February 22, 2008.*

10.2.1	LSI Corporation Severance Policy for Executive Officers. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 20, 2008.*

10.2.2	LSI Corporation Severance Policy for Executive Officers Non-Change-in-Control Program. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2011.*

10.2.3	LSI Corporation Severance Policy for Executive Officers Change-in-Control Program. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 14, 2011.*

10.3.1	1991 Equity Incentive Plan. Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8 (No. 333-96543) filed on July 16, 2002.*

10.3.2	1991 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 12, 2004.*

10.3.3	1991 Equity Incentive Plan Form of Notice of Grant of Stock Options and Option Agreement. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 12, 2004.*

10.4.1	1995 Director Option Plan. Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8 (No. 333-106205) filed on June 17, 2003.*

10.4.2	Form of Annual Director Option Agreement under 1995 Director Option Plan. Incorporated by reference to Exhibit 1.3 to our Current Report on Form 8-K filed on April 7, 2005.*

10.4.3	Form of Notice of Grant of Stock Options and Option Agreement under 1995 Director Option Plan. Incorporated by reference to Exhibit 1.4 to our Current Report on Form 8-K filed on April 7, 2005.*

10.5	1999 Nonstatutory Stock Option Plan. Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 (No. 333-96549) filed on July 16, 2002.*

10.6.1	2003 Equity Incentive Plan.*

10.6.2	2003 Equity Incentive Plan Form of Notice of Grant of Stock Option for Employees. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 14, 2012.*

10.6.3	2003 Equity Incentive Plan Form of Nonqualified Stock Option Agreement for Employees. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 14, 2012.*

10.6.4	2003 Equity Incentive Plan Form of Notice of Grant of Stock Option for Non-Employee Directors. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on May 14, 2012.*

10.6.5	2003 Equity Incentive Plan Form of Nonqualified Stock Option Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on May 14, 2012.*

10.6.6	2003 Equity Incentive Plan Form of Notice of Grant of Restricted Stock Units for Employees. Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on May 14, 2012.*

10.6.7	2003 Equity Incentive Plan Form of Restricted Stock Unit Agreement for Employees. Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on May 14, 2012.*

10.6.8	2003 Equity Incentive Plan Form of Notice of Grant of Restricted Stock Units for Non-Employee Directors. Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on May 14, 2012.*

10.6.9	2003 Equity Incentive Plan Form of Restricted Stock Unit Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on May 14, 2012.*

10.6.10	2003 Equity Incentive Plan Form of Notice of Grant of Restricted Stock Units (Revenue and adjusted operating income performance tests). Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 17, 2010.*

10.6.11	2003 Equity Incentive Plan Form of Notice of Grant of Restricted Stock Units (Revenue and adjusted operating income performance tests — 2012). Incorporated by reference to Exhibit 10.6.8 to our Annual Report on Form 10-K filed on February 29, 2012.*

10.6.12	2003 Equity Incentive Plan Form of Notice of Grant of Restricted Stock Units (Adjusted operating income and revenue performance tests — 2013).*

10.6.13	Abhijit Y. Talwalkar 2003 Equity Incentive Plan Nonqualified Stock Option Agreement, effective as of June 1, 2005. Incorporated by reference to Exhibit 10.49 to our Quarterly Report on Form 10-Q filed on August 12, 2005.*

10.6.14	Abhijit Y. Talwalkar Notice of Grant of Stock Option, effective as of June 1, 2005. Incorporated by reference to Exhibit 10.50 to our Quarterly Report on Form 10-Q filed on August 12, 2005.*+

10.7	Standalone Stock Option Agreement issued to Abhijit Y. Talwalkar. Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 (No. 333-126594) filed on July 14, 2005.*

10.8.1	Agere Systems Inc. 2001 Long Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to Agere’s Quarterly Report on Form 10-Q filed on May 5, 2006.*

10.8.2	Agere Systems Inc. 2001 Long Term Incentive Plan Form of Nonstatutory Stock Option Agreement. Incorporated by reference to Exhibit 10.8 to Agere’s Registration Statement on Form S-1/A, File No. 333-51594, filed on February 7, 2001.*

10.9	LSI Corporation Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 18, 2009.*

10.10	Policy on Recoupment of Incentive Compensation. Incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed on February 26, 2010.*

10.11	Agere Systems Inc. Supplemental Pension Plan. Incorporated by reference to Exhibit 10.10 to Agere’s Registration Statement on Form S-1, File No. 333-51594, filed on February 7, 2001.*

10.12	Separation Agreement with Philip Bullinger. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 12, 2011.*

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema document

101.CAL	XBRL taxonomy extension calculation linkbase document

101.DEF	XBRL taxonomy extension definition linkbase document

101.LAB	XBRL taxonomy extension label linkbase document

101.PRE	XBRL taxonomy extension presentation linkbase document

*	Denotes management contract or compensatory plan or arrangement.

+	Confidential treatment has been granted with respect to certain portions of these exhibits. Redacted versions have been filed with the Securities and Exchange Commission.

**	Furnished, not filed.

Note: The Securities and Exchange Commission file number for Agere Systems Inc. is 001-16397.