Form 10-Q
period 2013-03-31
LSI CORP
filed 2013-05-09
CIK 703360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of May 2, 2013, there were 549,559,114 shares of the registrant’s Common Stock, $.01 par value, outstanding.

LSI CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2013

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

LSI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$425,225	$471,528
Short-term investments	233,305	204,457
Accounts receivable, less allowances of $4,620 and $6,770, respectively	223,185	264,112
Inventories	181,071	206,323
Prepaid expenses and other current assets	70,046	80,372

Total current assets	1,132,832	1,226,792
Property and equipment, net	277,995	269,747
Identified intangible assets, net	456,490	486,119
Goodwill	255,005	255,005
Other assets	118,573	118,502

Total assets	$2,240,895	$2,356,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$170,334	$209,699
Accrued salaries, wages and benefits	104,703	129,533
Other accrued liabilities	166,491	177,662

Total current liabilities	441,528	516,894
Pension and post-retirement benefit obligations	541,397	559,252
Income taxes payable — non-current	99,102	102,246
Other non-current liabilities	17,898	18,149

Total liabilities	1,099,925	1,196,541

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value: 1,300,000 shares authorized; 548,826 and 550,894 shares outstanding, respectively	5,488	5,509
Additional paid-in capital	5,530,418	5,573,248
Accumulated deficit	(3,822,371)	(3,840,803)
Accumulated other comprehensive loss	(572,565)	(578,330)

Total stockholders’ equity	1,140,970	1,159,624

Total liabilities and stockholders’ equity	$2,240,895	$2,356,165

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012
Revenues	$568,636	$622,424
Cost of revenues	279,132	335,512

Gross profit	289,504	286,912
Research and development	171,305	169,871
Selling, general and administrative	89,495	90,100
Restructuring of operations and other items, net	20,452	15,462

Income from operations	8,252	11,479
Interest income and other, net	7,880	14,656

Income before income taxes	16,132	26,135
Benefit from income taxes	(2,300)	(49,062)

Net income	$18,432	$75,197

Net income per share:
Basic	$0.03	$0.13

Diluted	$0.03	$0.13

Shares used in computing per share amounts:
Basic	550,227	566,709

Diluted	567,092	590,556

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012
Net income	$18,432	$75,197
Other comprehensive income before tax:
Foreign currency translation adjustments	(342)	1,447
Available-for-sale securities:
Unrealized gain on investments	1,980	338
Reclassification of net realized loss/(gain) on investments to net income	17	(142)
Derivative financial instruments:
Unrealized (loss)/gain on derivatives	(32)	640
Reclassification of net realized (gain)/loss on derivatives to net income	(162)	673
Amortization of transition asset, prior service cost and net actuarial loss on defined benefit pension and post-retirement plans	5,044	3,969

Other comprehensive income before tax	6,505	6,925
Income tax expense on unrealized gain on investments	740	—

Other comprehensive income, net of tax	5,765	6,925

Comprehensive income	$24,197	$82,122

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012
Operating activities:
Net income	$18,432	$75,197
Adjustments:
Depreciation and amortization	44,285	45,368
Stock-based compensation expense	25,546	30,834
Non-cash restructuring of operations and other items, net	6,596	2,140
Gain on re-measurement of a pre-acquisition equity interest to fair value	—	(5,765)
(Gain)/loss on sale of property and equipment	(4)	25
Unrealized foreign exchange loss	589	1,461
Deferred taxes	(26)	(43,202)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combination:
Accounts receivable, net	40,652	(44,845)
Inventories	25,123	3,453
Prepaid expenses and other assets	(7,955)	(2,290)
Accounts payable	(33,054)	47,119
Accrued and other liabilities	(57,354)	(59,270)

Net cash provided by operating activities	62,830	50,225

Investing activities:
Purchases of debt securities available-for-sale	(53,345)	(21,263)
Proceeds from maturities and sales of debt securities available-for-sale	24,117	9,506
Purchases of other investments	(750)	—
Purchases of property and equipment	(25,075)	(64,982)
Proceeds from sale of property and equipment	27	21
Acquisition of business, net of cash acquired	—	(319,231)

Net cash used in investing activities	(55,026)	(395,949)

Financing activities:
Issuances of common stock	8,165	65,274
Purchases of common stock under repurchase programs	(60,765)	(38,206)

Net cash (used in)/provided by financing activities	(52,600)	27,068

Effect of exchange rate changes on cash and cash equivalents	(1,507)	(495)

Net change in cash and cash equivalents	(46,303)	(319,151)

Cash and cash equivalents at beginning of period	471,528	779,811

Cash and cash equivalents at end of period	$425,225	$460,660

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

For financial reporting purposes, LSI Corporation (“LSI” or the “Company”) reports on a 13- or 14-week quarter with the year ending December 31. The first quarters of 2013 and 2012 consisted of 13 weeks each and ended on March 31, 2013 and April 1, 2012, respectively. The results of operations for the quarter ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, comprehensive income and cash flows for the interim periods presented. While the Company believes that the disclosures are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncement

In February 2013, the Financial Accounting Standards Board (“FASB”) issued additional guidance regarding the presentation of comprehensive income. The guidance requires an entity to present the effects on net income line items of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. An entity shall provide this information either on the face of the financial statements or in the notes to the financial statements. The guidance is effective for fiscal years beginning after December 15, 2012. The Company adopted this guidance in the first quarter of 2013. The adoption did not impact the Company’s results of operations or financial position.

Note 2 — Stock-Based Compensation Expense

Stock-based compensation expense, net of estimated forfeitures, related to the Company’s stock options, Employee Stock Purchase Plan (“ESPP”) and restricted stock unit awards by expense category was as follows:

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
Cost of revenues	$2,875	$3,512
Research and development	12,409	12,308
Selling, general and administrative	10,262	15,014

Total stock-based compensation expense	$25,546	$30,834

The income tax benefit that the Company realized for the tax deduction from option exercises and other awards was not material for any periods presented.

Stock Options

The fair value of each option grant is estimated as of the date of grant using a reduced-form calibrated binomial lattice model (“lattice model”). The following table summarizes the weighted-average assumptions that the Company applied in the lattice model:

	Three Months Ended
	March 31, 2013	April 1, 2012
Estimated grant date fair value per share	$2.33	$2.86
Expected life (years)	4.38	4.46
Risk-free interest rate	1%	1%
Volatility	49%	47%

The following table summarizes changes in stock options outstanding:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at December 31, 2012	56,042	$5.75
Granted	6,247	$6.89
Exercised	(2,192)	$3.72
Canceled	(1,006)	$8.24

Options outstanding at March 31, 2013	59,091	$5.90	3.86	$85,227

Options exercisable at March 31, 2013	39,726	$5.87	2.72	$62,059

As of March 31, 2013, the total unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $41.8 million and is expected to be recognized over the next 2.6 years on a weighted-average basis.

Restricted Stock Units (“RSUs”)

The cost of service-based and performance-based RSUs is determined using the fair value of the Company’s common stock on the date of grant. For performance-based RSU expense, the Company also considers the probability that those RSUs will vest.

Service-based:

The vesting of service-based RSUs requires that the employees remain employed by the Company for a specified period of time.

The following table summarizes changes in service-based RSUs outstanding:

	Number of Units	Weighted-Average Grant Date Fair Value per Share
	(In thousands)
Unvested service-based RSUs outstanding at December 31, 2012	17,655	$6.99
Granted	7,227	$6.90
Vested	(4,461)	$6.84
Forfeited	(309)	$6.77

Unvested service-based RSUs outstanding at March 31, 2013	20,112	$7.00

As of March 31, 2013, the total unrecognized compensation expense related to the service-based RSUs, net of estimated forfeitures, was $124.0 million and will be recognized over the next 3 years on a weighted-average basis.

Performance-based:

The vesting of performance-based RSUs is contingent upon the Company meeting specified performance criteria and requires that the employees remain employed by the Company for a specified period of time.

The following table summarizes changes in performance-based RSUs outstanding:

	Number of Units	Weighted-Average Grant Date Fair Value per Share
	(In thousands)
Unvested performance-based RSUs outstanding at December 31, 2012	5,634	$7.29
Granted	1,441	$6.89
Vested	(2,324)	$7.87
Forfeited	(330)	$6.40

Unvested performance-based RSUs outstanding at March 31, 2013	4,421	$6.93

As of March 31, 2013, the total unrecognized compensation expense related to the performance-based RSUs, net of estimated forfeitures, was $17.2 million and, if the performance conditions are fully met, will be recognized over the next 3 years.

Employee Stock Purchase Plan

Compensation expense for the ESPP is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Under the ESPP, rights to purchase shares are granted during the second and fourth quarters of each year. No shares related to the ESPP were issued during the three months ended March 31, 2013 or April 1, 2012.

Note 3 — Common Stock Repurchases

On August 1, 2012, the Company’s board of directors authorized a common stock repurchase program of up to $500.0 million of its common stock. As of March 31, 2013, $417.9 million remained available for repurchases under this program.

During the three months ended March 31, 2013, the Company repurchased 8.6 million shares for $60.8 million. During the three months ended April 1, 2012, the Company repurchased 4.6 million shares for $38.2 million. Repurchased shares are retired immediately after the repurchases are completed. Retirement of repurchased shares is recorded as a reduction of common stock and additional paid-in capital.

Note 4 — Restructuring and Other Items

The following table summarizes items included in restructuring of operations and other items, net:

	Three Months Ended
	March 31, 2013		April 1, 2012
	(In thousands)
Lease and contract terminations	$1,768	(a)	$1,634	(a)
Employee severance and benefits	4,386		431

Total restructuring expense	6,154		2,065
Other items, net	14,298	(b)	13,397	(c)

Total restructuring of operations and other items, net	$20,452		$15,462

(a)	Includes lease obligation costs for facilities that the Company ceased to use, changes in estimates, changes in time value and on-going expenditures related to previously vacated facilities.

(b)	Primarily consists of $12.6 million of costs related to litigation settlements.

(c)	Primarily consists of $8.3 million of SandForce, Inc. (“SandForce”) acquisition-related costs and $4.6 million of costs related to the transition service agreement associated with the sale of the external storage systems business.

The following table summarizes the significant activity within, and components of, the Company’s restructuring obligations:

	Lease and Contract Terminations		Employee Severance and Benefits		Total
	(In thousands)
Balance at December 31, 2012	$12,991		$5,003		$17,994
Expense	1,768		4,386		6,154
Utilized	(6,441	)(a)	(4,970	)(a)	(11,411)

Balance at March 31, 2013	$8,318	(b)	$4,419	(b)	$12,737

(a)	Represents cash payments.

(b)	The balance remaining for the lease terminations is expected to be paid during the remaining terms of the leases, which extend through 2014. The majority of the balance remaining for employee severance and benefits is expected to be paid by the end of 2013.

Note 5 — Benefit Obligations

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

The following table summarizes the components of the net periodic benefit cost:

	Three Months Ended
	March 31, 2013		April 1, 2012
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In thousands)
Service cost	$123	$25	$109	$25
Interest cost	14,270	600	15,252	650
Expected return on plan assets	(16,581)	(875)	(17,023)	(1,050)
Amortization of net actuarial loss, prior service cost and transition asset	4,669	375	3,469	500

Total benefit cost	$2,481	$125	$1,807	$125

During the three months ended March 31, 2013, the Company contributed $15.3 million to its pension plans. The Company expects to contribute an additional $36.4 million to its pension plans during the remainder of 2013. The Company does not expect to contribute to its post-retirement benefit plan in 2013.

Note 6 — Cash Equivalents and Investments

The following tables summarize the Company’s cash equivalents and investments measured at fair value:

	Fair Value Measurements as of March 31, 2013
	Level 1		Level 2		Total
	(In thousands)
Cash equivalents:
Money-market funds	$325,927	(a)	$—		$325,927
Government and agency securities	—		8,547	(b)	8,547
Commercial paper	—		2,500	(b)	2,500

Total cash equivalents	$325,927		$11,047		$336,974

Available-for-sale debt securities:
Asset-backed and mortgage-backed securities:
Agency securities	$—		$145,150	(b)	$145,150
Non-agency securities	—		1,116	(b)	1,116
Government and agency securities	15,003	(a)	58,032	(b)	73,035
Corporate debt securities	—		10,006	(b)	10,006
Commercial paper	—		3,998	(b)	3,998

Total short-term investments	$15,003		$218,302		$233,305

Long-term investments in equity securities:
Marketable available-for-sale equity securities	$1,952	(c)	$—		$1,952

	Fair Value Measurements as of December 31, 2012
	Level 1		Level 2		Total
	(In thousands)
Cash equivalents:
Money-market funds	$364,596	(a)	$—		$364,596
Government and agency securities	—		6,479	(b)	6,479

Total cash equivalents	$364,596		$6,479		$371,075

Available-for-sale debt securities:
Asset-backed and mortgage-backed securities:
Agency securities	$—		$129,463	(b)	$129,463
Non-agency securities	—		1,393	(b)	1,393
Government and agency securities	17,042	(a)	49,658	(b)	66,700
Corporate debt securities	—		6,001	(b)	6,001
Commercial paper	—		900	(b)	900

Total short-term investments	$17,042		$187,415		$204,457

Long-term investments in equity securities:
Marketable available-for-sale equity securities	$1,689	(c)	$—		$1,689

(a)	The fair value of money-market funds is determined using unadjusted prices in active markets. The fair value of Level 1 U.S. government and agency securities is determined using quoted prices in active markets.
(b)	These investments are traded less frequently than Level 1 securities and are valued using inputs that include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates, yield curves, prepayment speeds, collateral performance, broker/dealer quotes and indices that are observable at commonly quoted intervals.
(c)	The fair value of marketable equity securities is determined using quoted prices in active markets. These amounts are included within other assets in the condensed consolidated balance sheets.

As of March 31, 2013 and December 31, 2012, the aggregate carrying value of the Company’s non-marketable securities was $42.8 million and $42.1 million, respectively.

Upon the acquisition of SandForce in January 2012, the Company recognized a gain of $5.8 million as a result of re-measuring its pre-acquisition equity interest in SandForce to estimated fair value. There were no other non-marketable securities fair-valued during the three months ended March 31, 2013 or April 1, 2012.

The following tables summarize the Company’s available-for-sale securities:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Short-term debt securities:
Asset-backed and mortgage-backed securities	$139,611	$7,484	$(829)	$146,266
Government and agency securities	72,194	843	(2)	73,035
Corporate debt securities	9,885	124	(3)	10,006
Commercial paper	3,998	—	—	3,998

Total short-term debt securities	$225,688	$8,451	$(834)	$233,305

Long-term marketable equity securities	$669	$1,283	$—	$1,952

	December 31, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Short-term debt securities:
Asset-backed and mortgage-backed securities	$125,563	$6,390	$(1,097)	$130,856
Government and agency securities	65,904	802	(6)	66,700
Corporate debt securities	5,864	137	—	6,001
Commercial paper	900	—	—	900

Total short-term debt securities	$198,231	$7,329	$(1,103)	$204,457

Long-term marketable equity securities	$669	$1,020	$—	$1,689

As of March 31, 2013, there were 107 investments in an unrealized loss position. The following tables summarize the gross unrealized losses and fair values of the Company’s short-term investments that have been in a continuous unrealized loss position for less than and greater than 12 months, aggregated by investment category:

	March 31, 2013
	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Asset-backed and mortgage-backed securities	$47,476	$(749)	$3,728	$(80)
Government and agency securities	4,910	(2)	—	—
Corporate debt securities	2,956	(3)	—	—

Total	$55,342	$(754)	$3,728	$(80)

	December 31, 2012
	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Asset-backed and mortgage-backed securities	$38,280	$(1,018)	$4,141	$(79)
Government and agency securities	18,301	(6)	—	—

Total	$56,581	$(1,024)	$4,141	$(79)

Net realized losses and gains on sales of available-for-sale securities were not material for the three months ended March 31, 2013 or April 1, 2012.

Contractual maturities of available-for-sale debt securities as of March 31, 2013 were as follows:

Available-For-Sale Debt Securities
(In thousands)
Due within one year	$29,424
Due in 1-5 years	59,264
Due in 5-10 years	10,497
Due after 10 years	134,120

Total	$233,305

The maturities of asset-backed and mortgage-backed securities were allocated based on contractual principal maturities assuming no prepayments.

Note 7 — Supplemental Financial Information

Inventories

	March 31, 2013	December 31, 2012
	(In thousands)
Raw materials	$71	$176
Work-in-process	39,281	52,003
Finished goods	141,719	154,144

Total inventories	$181,071	$206,323

Accumulated Other Comprehensive Loss

The following table presents the components of, and changes in, accumulated other comprehensive loss, net of taxes:

	Balance at December 31, 2012	Other Comprehensive Income before Reclassifications	Amounts Reclassified from Accumulated Other Comprehensive Loss (a)	Net Current Period Other Comprehensive Income	Balance at March 31, 2013
	(In thousands)
Foreign currency translation adjustments	$39,881	$(342)	$—	$(342)	$39,539
Net unrealized gain on investments	4,484	1,240	17	1,257	5,741
Net unrealized gain on derivatives	224	(32)	(162)	(194)	30
Defined benefit pension and post-retirement plans	(622,919)	—	5,044	5,044	(617,875)

Total accumulated other comprehensive loss	$(578,330)	$866	$4,899	$5,765	$(572,565)

(a)	The reclassified components of defined benefit pension and post-retirement plans were included in the computation of net periodic benefit cost (see Note 5). All other reclassified amounts were insignificant.

Reconciliation of Basic and Diluted Shares

The following table provides a reconciliation of basic and diluted shares:

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
Basic shares	550,227	566,709
Dilutive effect of stock options, employee stock purchase rights and restricted stock unit awards	16,865	23,847

Diluted shares	567,092	590,556

The weighted-average common share equivalents that were excluded from the computation of diluted shares because their inclusion would have had an anti-dilutive effect on net income per share were as follows:

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
Anti-dilutive securities:
Stock options	29,420	15,929
Restricted stock unit awards	1,632	4,710

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

Cash-Flow Hedges

The Company enters into forward contracts that are designated as foreign-currency cash-flow hedges of selected forecasted payments denominated in currencies other than U.S. dollars. These forward contracts generally mature within twelve months. The Company evaluates and calculates the effectiveness of each hedge at least quarterly. Changes in fair value attributable to changes in time value are excluded from the assessment of effectiveness and are recognized in interest income and other, net. The effective portion of the forward contracts’ gain or loss is recorded in other comprehensive income and, when the hedged expense is recognized, is subsequently reclassified into earnings within the same line item in the statement of operations as the impact of the hedged transaction. The ineffective portion of the gain or loss is reported in earnings immediately. As of March 31, 2013 and December 31, 2012, the total notional value of the Company’s outstanding forward contracts, designated as foreign-currency cash-flow hedges, was $40.3 million and $39.8 million, respectively.

Other Foreign-Currency Hedges

The Company enters into foreign-exchange forward contracts that are used to hedge certain assets or liabilities denominated in non-functional currencies and that do not qualify for hedge accounting. These forward contracts generally mature within three months. Changes in the fair value of these forward contracts are recorded immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged. As of March 31, 2013 and December 31, 2012, the total notional value of the Company’s outstanding forward contracts, not designated as hedges under hedge accounting, was $40.4 million and $31.6 million, respectively. For the three months ended March 31, 2013 and April 1, 2012, the Company recognized a loss of $1.2 million and a gain of $1.1 million on other foreign-currency hedges, respectively. These amounts are included in interest income and other, net in the Company’s condensed consolidated statements of operations and were substantially offset by the gain and loss on the underlying foreign-currency-denominated assets or liabilities.

Fair Value of Derivative Instruments

The total fair value of derivative assets and liabilities was recorded in prepaid expenses and other current assets and in other accrued liabilities, respectively, in the condensed consolidated balance sheets. As of March 31, 2013 and December 31, 2012, the total fair value of derivative assets and liabilities was immaterial.

Note 9 — Segment, Geographic and Product Information

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

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
North America*	$146,650	$158,969
Asia	373,933	414,022
Europe and the Middle East	48,053	49,433

Total	$568,636	$622,424

*	Primarily the United States.

Information about Product Groups

The following table presents the Company’s revenues by product groups:

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
Storage products	$437,901	$488,469
Networking products	92,603	107,022
Other	38,132	26,933

Total	$568,636	$622,424

Note 10 — Income Taxes

The Company recorded income tax benefits of $2.3 million and $49.1 million for the three months ended March 31, 2013 and April 1, 2012, respectively.

The income tax benefit for the three months ended March 31, 2013 included a reversal of $8.6 million of liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $3.8 million and interest and penalties of $4.8 million, as a result of the expiration of statutes of limitations in multiple jurisdictions.

The income tax benefit for the three months ended April 1, 2012 included a tax benefit of approximately $43.2 million due to the release of valuation allowance resulting from the net deferred tax liabilities recorded as part of the SandForce purchase price allocation. The income tax benefit for the three months ended April 1, 2012 also included a reversal of $10.2 million of liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $5.2 million and interest and penalties of $5.0 million, as a result of the expiration of statutes of limitations in multiple jurisdictions.

The Company computes its tax provision using an estimated annual tax rate. The Company excludes certain loss jurisdictions from the computation of the estimated annual rate when no benefit can be realized on those losses. Historically, the Company has sustained losses from its U.S. operations and, as a result, has maintained a full valuation allowance against U.S. net deferred tax assets. The Company recently achieved profitability in the U.S., however, management does not believe there is sufficient positive evidence to reach a conclusion that it is more likely than not that the Company will generate sufficient future taxable income in the U.S. to realize the benefits of its deferred tax assets. Depending on future results and projected trends, it is reasonably possible that Company may determine in the foreseeable future that it is more likely than not that a significant portion of its U.S. deferred tax assets will be realized, resulting in a release of a significant portion of the valuation allowance.

As of March 31, 2013, the Company had $195.3 million of unrecognized tax benefits, for which the Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, the Company estimates that the unrecognized tax benefits, plus accrued interest and penalties, could decrease by up to $23.8 million.

Note 11 — Related Party Transactions

A member of the Company’s board of directors is also a member of the board of directors of Seagate Technology (“Seagate”). The Company sells semiconductors used in storage product applications to Seagate for prices comparable to those charged to an unrelated third party. Revenues from sales by the Company to Seagate were $153.7 million and $207.0 million for the three months ended March 31, 2013 and April 1, 2012, respectively. The Company had accounts receivable from Seagate of $86.7 million and $94.0 million as of March 31, 2013 and December 31, 2012, respectively.

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

The Company purchased $9.4 million and $12.2 million of inventory from SMP during the three months ended March 31, 2013 and April 1, 2012, respectively. As of March 31, 2013 and December 31, 2012, the amounts payable to SMP were $6.2 million and $9.2 million, respectively.

Note 12 — Commitments, Contingencies and Legal Matters

Purchase Commitments

The Company maintains purchase commitments with certain suppliers, primarily for raw materials and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time horizon as mutually agreed upon between the parties. This forecasted time horizon can vary for different suppliers. As of March 31, 2013, the Company had purchase commitments of $350.4 million, which are due through 2016.

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

Guarantees

Product Warranties:

The following table sets forth a summary of changes in product warranties:

Accrued Warranties
(In thousands)
Balance as of December 31, 2012	$5,426
Accruals for warranties issued during the period	107
Adjustments to pre-existing accruals (including changes in estimates)	395
Settlements made during the period (in cash or in kind)	(295)

Balance as of March 31, 2013	$5,633

Standby Letters of Credit:

The Company had outstanding obligations relating to standby letters of credit of $4.2 million and $4.1 million, respectively, as of March 31, 2013 and December 31, 2012. Standby letters of credit are financial guarantees provided by third parties for leases, customs and certain self-insured risks. If the guarantees are called, the Company must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amounts. The standby letters of credit generally renew annually.

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

Legal Matters

On December 6, 2006, Sony Ericsson Mobile Communications USA Inc. (“Sony Ericsson”) filed a lawsuit against Agere Systems Inc. (“Agere”), which LSI acquired in 2007, in Wake County Superior Court in North Carolina, alleging unfair and deceptive trade practices, fraud and negligent misrepresentation in connection with Agere’s engagement with Sony Ericsson to develop a wireless data card for personal computers. The complaint claimed an unspecified amount of damages and sought compensatory damages, treble damages and attorneys’ fees. In August, 2007, the case was dismissed for improper venue. On October 22, 2007, Sony Ericsson filed a lawsuit in the Supreme Court of the State of New York, New York County against LSI, raising substantially the same allegations and seeking substantially the same relief as the North Carolina proceeding. In January 2010, Sony Ericsson amended its complaint by adding claims for fraudulent concealment and gross negligence. On August 4, 2011, the court granted LSI’s motion for summary judgment in this matter and ordered the dismissal of all of Sony Ericsson’s claims. Sony Ericsson appealed this decision. On January 24, 2013, the New York Appellate Division unanimously affirmed the lower court’s ruling. On April 2, 2013, the New York Court of Appeals denied Sony Ericsson’s motion seeking to appeal this ruling.

On March 23, 2007, CIF Licensing, LLC, d/b/a GE Licensing (“GE”) filed a lawsuit against Agere Systems, which is now a subsidiary of LSI, in the United States District Court for the District of Delaware, asserting that Agere products infringed patents in a portfolio of patents GE acquired from Motorola. GE asserted that four of the patents cover inventions relating to modems. The court postponed hearing motions based on Agere’s defenses until after the trial, and did not allow Agere to present evidence on its defenses at trial. On February 17, 2009, the jury in this case returned a verdict finding that three of the four patents were invalid and that Agere products infringed the one patent found to be valid and awarding GE $7.6 million for infringement of that patent. The jury also found Agere’s infringement was willful, which means that the judge could have increased the amount of damages up to three times the original amount. If the jury’s verdict had been entered by the court, Agere expected to be required to pay interest from the date of infringing sales. On February 17, 2010, the court issued an order granting GE’s summary judgment motions seeking to bar Agere’s defenses of laches, exhaustion, and license and denying Agere’s summary judgment motions concerning the same defenses. On July 30, 2010, the court held that one of the patents found invalid by the jury was valid. On December 3, 2012, the court affirmed its prior grant of GE’s summary judgment motions seeking to bar Agere’s defenses of laches and license, but ordered that a trial go forward regarding Agere’s exhaustion defense. On April 24, 2013, following a court-ordered mediation, LSI and GE settled this lawsuit. The settlement did not have a material impact on LSI’s results of operations or financial condition.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis should be read in conjunction with the other sections of this Form 10-Q, including Part 1, Item 1-“Financial Statements.”

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

On January 3, 2012, we acquired SandForce, Inc., a provider of flash storage processors for enterprise and client flash solutions and solid state drives, for total consideration of approximately $346.4 million, net of cash acquired. We acquired SandForce to enhance our competitive position in the PCIe® flash adapter space where LSI’s products already used SandForce flash storage processors. Additionally, the combination of LSI’s custom capability and SandForce’s standard product offerings allows us to offer a full range of products aimed at the growing flash storage processor market for ultrabook, notebook and enterprise solid state drives and other flash memory-based solutions.

We derive the majority of our revenues from sales of products for the hard disk and solid state drive, server and networking equipment end markets and our revenues depend on market demand for these types of products. We believe that these markets offer us attractive opportunities because of the growing demand to create, store, manage and move digital content efficiently.

Our products are sold primarily to original equipment manufacturers, or OEMs, in the server, storage and networking industries. We also sell some of our products through a network of resellers and distributors.

The markets in which we operate are highly competitive and our revenues depend on our ability to compete successfully. We face competition not only from makers of products similar to ours, but also from competing technologies.

During the first quarter of 2013, we reported revenues of $568.6 million, compared to $622.4 million for the first quarter of 2012. For the first quarter of 2013, we reported net income of $18.4 million, or $0.03 per diluted share, compared to $75.2 million, or $0.13 per diluted share, for the first quarter of 2012.

Our board of directors authorized a stock repurchase program of up to $500.0 million on August 1, 2012. During the first quarter of 2013, we repurchased 8.6 million shares for $60.8 million under this program. As of March 31, 2013, $417.9 million remained available for stock repurchases. Future purchases under the stock repurchase program are expected to be funded with available cash, cash equivalents and short-term investments. We ended the first quarter of 2013 with cash and cash equivalents, together with short-term investments, of $658.5 million, compared to $676.0 million at the end of 2012.

A number of hard disk drive manufacturers have production facilities in Thailand. In the fall of 2011, flooding there forced many of these facilities to stop production. As the industry recovered in early 2012, our revenues benefited. Since late 2012, sales of personal computers have been weak and we expect this to continue in the near term, affecting sales of hard disk and solid state drives and our revenues from semiconductors for hard disk and solid state drives. We also believe that general economic conditions remain weak, and are resulting in reduced spending on information technology products in general, which is also affecting our revenues. Our networking revenues are closely tied to capital spending by wireless telecommunications carriers who have been limiting their capital expenditures in recent quarters. Some large carriers have indicated that they may increase their expenditures later in 2013.

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

RESULTS OF OPERATIONS

Revenues

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In millions)
Revenues	$568.6	$622.4

Revenues decreased by $53.8 million, or 8.6%, for the three months ended March 31, 2013 as compared to the three months ended April 1, 2012. The decrease reflected lower unit sales of semiconductors used in hard disk drives and our older networking products in the first quarter of 2013. In addition, revenues in the first quarter of 2012 reflected temporarily higher unit sales of semiconductors used in hard disk drives as a result of the recovery from the Thailand flooding, which had adversely impacted the hard disk drive industry in late 2011. These decreases were partially offset by increased unit sales from the ramping of flash memory-based storage products and higher intellectual property licensing revenues in the first quarter of 2013.

Significant Customers:

The following table provides information about sales to Seagate, which was our only customer that accounted for 10% or more of our revenues in the first quarter of each of 2013 and 2012:

	Three Months Ended
	March 31, 2013	April 1, 2012
Percentage of revenues	27%	33%

Revenues by Geography:

The following table summarizes our revenues by geography based on the ordering location of the customer. Because we sell our products primarily to other sellers of technology products and not to end users, the information in the table below may not accurately reflect geographic end-user demand for our products.

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In millions)
North America*	$146.6	$159.0
Asia	373.9	414.0
Europe and the Middle East	48.1	49.4

Total	$568.6	$622.4

*	Primarily the United States.

Revenues in Asia and North America decreased by $40.1 million, or 9.7%, and $12.4 million, or 7.8%, respectively for the three months ended March 31, 2013 as compared to the three months ended April 1, 2012. The decreases in both regions were primarily attributable to lower unit sales of semiconductors used in hard disk drives and our older networking products in the first quarter of 2013. In addition, revenues in the first quarter of 2012 reflected temporarily higher unit sales of semiconductors used in hard disk drives as a result of the recovery from the Thailand flooding, which had adversely impacted the hard disk drive industry in late 2011. These decreases were partially offset by increased unit sales from the ramping of flash memory-based storage products and higher intellectual property licensing revenues in the first quarter of 2013.

Revenues by Product Groups:

The following table presents our revenues by product groups:

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In millions)
Storage products	$437.9	$488.5
Networking products	92.6	107.0
Other	38.1	26.9

Total	$568.6	$622.4

Revenues from storage products decreased by $50.6 million, or 10.4%, for the three months ended March 31, 2013 as compared to the three months ended April 1, 2012. This was attributable to lower unit sales of semiconductors used in hard disk drives in the first quarter of 2013 and temporarily higher unit sales of semiconductors used in hard disk drives in the first quarter of 2012 as a result of the recovery from the Thailand flooding, which had adversely impacted the hard disk drive industry in late 2011. These decreases were partially offset by increased unit sales from the ramping of flash memory-based storage products in the first quarter of 2013.

Revenues from networking products decreased by $14.4 million, or 13.5%, for the three months ended March 31, 2013 as compared to the three months ended April 1, 2012. The decrease was primarily the result of lower unit sales of semiconductors used in our older networking products.

Other revenues increased by $11.2 million, or 41.6%, for the three months ended March 31, 2013 as compared to the three months ended April 1, 2012. The increase primarily resulted from higher intellectual property licensing revenues in the first quarter of 2013.

Gross Profit Margin

	Three Months Ended
	March 31, 2013	April 1, 2012
	(Dollars in millions)
Gross profit margin	$289.5	$286.9
Percentage of revenues	50.9%	46.1%

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

Gross profit margin as a percentage of revenues increased by 4.8% for the three months ended March 31, 2013 as compared to the three months ended April 1, 2012. The increase was primarily attributable to sales of higher margin products, offset in part by decreased revenues with a similar level of fixed costs in the first quarter of 2013 as compared to the first quarter of 2012.

Research and Development

	Three Months Ended
	March 31, 2013	April 1, 2012
	(Dollars in millions)
Research and development	$171.3	$169.9
Percentage of revenues	30.1%	27.3%

R&D expense increased by $1.4 million, or 0.8%, for the three months ended March 31, 2013 as compared to the three months ended April 1, 2012. The increase was primarily attributable to higher compensation-related expense and increased spending to support our new product development projects.

Selling, General and Administrative

	Three Months Ended
	March 31, 2013	April 1, 2012
	(Dollars in millions)
Selling, general and administrative	$89.5	$90.1
Percentage of revenues	15.7%	14.5%

SG&A expense decreased by $0.6 million, or 0.7%, for the three months ended March 31, 2013 as compared to the three months ended April 1, 2012. The decrease was primarily attributable to lower stock-based compensation expense as a result of a $4.5 million charge in the first quarter of 2012 related to the accelerated vesting of stock options and restricted stock units for certain SandForce employees. The decrease was offset in part by an increase in litigation costs and higher sales and marketing expenses, including higher compensation-related expenses to support future revenue growth.

Restructuring of Operations and Other Items, net

The following table summarizes items included in restructuring of operations and other items, net:

	Three Months Ended
	March 31, 2013		April 1, 2012
	(In millions)
Lease and contract terminations	$1.8	(a)	$1.6	(a)
Employee severance and benefits	4.4		0.5

Total restructuring expense	6.2		2.1
Other items, net	14.3	(b)	13.4	(c)

Total restructuring of operations and other items, net	$20.5		$15.5

(a)	Includes lease obligation costs for facilities that we ceased to use, changes in estimates, changes in time value and on-going expenditures related to previously vacated facilities.

(b)	Primarily consists of $12.6 million of costs related to litigation settlements.

(c)	Primarily consists of $8.3 million of SandForce acquisition-related costs and $4.6 million of costs related to the transition service agreement associated with the sale of the external storage systems business.

Interest Income and Other, net

The following table summarizes components of interest income and other, net:

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In millions)
Interest income	$0.3	$1.6
Other income, net	7.6	13.1

Total	$7.9	$14.7

The $1.3 million decrease in interest income for the three months ended March 31, 2013 as compared to the three months ended April 1, 2012 primarily resulted from lower returns on investments in the first quarter of 2013 as compared to the first quarter of 2012.

Other income, net, for the three months ended March 31, 2013 primarily included $6.1 million of insurance proceeds for covered losses from the 2011 Thailand flooding. We do not expect any further insurance recoveries related to the Thailand flooding. Other income, net, for the three months ended April 1, 2012 primarily included a $5.8 million gain as a result of re-measuring our pre-acquisition equity interest in SandForce to estimated fair value and $4.5 million of income for services provided under the transition service agreements entered into in connection with the sale of the external storage systems business.

Benefit from Income Taxes

We recorded income tax benefits of $2.3 million and $49.1 million for the three months ended March 31, 2013 and April 1, 2012, respectively.

The income tax benefit for the three months ended March 31, 2013 included a reversal of $8.6 million of liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $3.8 million and interest and penalties of $4.8 million, as a result of the expiration of statutes of limitations in multiple jurisdictions.

The income tax benefit for the three months ended April 1, 2012 included a tax benefit of approximately $43.2 million due to the release of valuation allowance resulting from the net deferred tax liabilities recorded as part of the SandForce purchase price allocation. The income tax benefit for the three months ended April 1, 2012 also included a reversal of $10.2 million of liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $5.2 million and interest and penalties of $5.0 million, as a result of the expiration of statutes of limitations in multiple jurisdictions.

We compute our tax provision using an estimated annual tax rate. We exclude certain loss jurisdictions from the computation of the estimated annual rate when no benefit can be realized on those losses. Historically, we have sustained losses from our U.S. operations and, as a result, have maintained a full valuation allowance against U.S. net deferred tax assets. We recently achieved profitability in the U.S., however, we do not believe there is sufficient positive evidence to reach a conclusion that it is more likely than not that we will generate sufficient future taxable income in the U.S. to realize the benefits of our deferred tax assets. Depending on future results and projected trends, it is reasonably possible that we may determine in the foreseeable future that it is more likely than not that a significant portion of our U.S. deferred tax assets will be realized, resulting in a release of a significant portion of the valuation allowance.

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

Cash, cash equivalents and short-term investments decreased to $658.5 million as of March 31, 2013 from $676.0 million as of December 31, 2012. The decrease was mainly due to cash outflows for investing and financing activities, offset in part by cash inflows generated from operating activities as described below.

Working Capital

Working capital decreased by $18.6 million to $691.3 million as of March 31, 2013 from $709.9 million as of December 31, 2012. The decrease was attributable to the following:

•	Accounts receivable decreased by $40.9 million primarily as a result of decreased revenues in the first quarter of 2013 as compared to the fourth quarter of 2012;

•	Inventories decreased by $25.3 million, which primarily reflects our continued proactive management of inventory levels;

•

Cash, cash equivalents and short-term investments decreased by $17.5 million primarily due to $60.8 million used to repurchase our common stock, $30.0 million used for purchases of investments, net of proceeds from maturities and sales and $25.0 million used for purchases of property and equipment, net of proceeds from sales, offset in part by net cash provided by operating activities of $62.8 million and proceeds from issuances of common stock of $8.2 million; and

•	Prepaid expenses and other current assets decreased by $10.3 million primarily as a result of decreases in prepaid software maintenance.

These decreases in working capital were offset in part by the following:

•	Accounts payable decreased by $39.4 million primarily due to a decrease in inventory purchases and the timing of invoice receipts and payments;

•	Accrued salaries, wages and benefits decreased by $24.8 million primarily as a result of the timing of payments for salaries, benefits and performance-based compensation; and

•	Other accrued liabilities decreased by $11.2 million primarily due to the utilization of restructuring reserves, and decreases in tax and other accruals.

Working capital decreased by $243.7 million to $718.1 million as of April 1, 2012 from $961.8 million as of December 31, 2011. The decrease was primarily attributable to the following:

•

Cash, cash equivalents and short-term investments decreased by $312.4 million primarily due to $319.2 million used in connection with the acquisition of SandForce in January 2012, net of cash acquired, $65.0 million used for purchases of property and equipment, net of proceeds from sales, and $38.2 million used to repurchase our common stock, offset in part by proceeds from issuances of common stock of $65.3 million and net cash provided by operating activities of $50.2 million; and

•

Accounts payable increased by $47.1 million primarily due to an increase in inventory purchases to support new product introductions and expected increases in product demand in future quarters and, to a lesser extent, due to the normal timing of invoice receipts and payments.

These decreases in working capital were offset in part by the following:

•	Accounts receivable increased by $55.6 million primarily as a result of increased revenues in the first quarter of 2012 as compared to the fourth quarter of 2011;

•	Other accrued liabilities decreased by $32.7 million primarily due to the utilization of restructuring reserves, payments of taxes and decreases in other accruals related to our operations;

•	Inventories increased by $20.8 million as a result of increased inventory purchases to support new product introductions and expected increases in product demand in future quarters; and

•	Accrued salaries, wages and benefits decreased by $5.0 million primarily as a result of the timing of payments for salaries, benefits and performance-based compensation.

Cash Provided by Operating Activities

During the three months ended March 31, 2013, we generated $62.8 million of cash from operating activities as a result of the following:

•	Net income adjusted for non-cash items and other non-operating adjustments, which are quantified in our statements of cash flows included in Item 1;

•	Offset in part by a net decrease of $32.6 million in assets and liabilities, including changes in working capital components, from December 31, 2012 to March 31, 2013, as discussed above.

During the three months ended April 1, 2012, we generated $50.2 million of cash from operating activities as a result of the following:

•	Net income adjusted for non-cash items and other non-operating adjustments, which are quantified in our statements of cash flows included in Item 1;

•	Offset in part by a net decrease of $55.8 million in assets and liabilities, including changes in working capital components, from December 31, 2011 to April 1, 2012, as discussed above.

Cash Used in Investing Activities

Cash used in investing activities for the three months ended March 31, 2013 was $55.0 million. Our investing activities during the three months ended March 31, 2013 were the following:

•	Purchases of available-for-sale debt securities and other investments, net of proceeds from maturities and sales, of $30.0 million; and

•	Purchases of property and equipment, net of proceeds from sales, totaling $25.0 million.

Cash used in investing activities for the three months ended April 1, 2012 was $395.9 million. Our investing activities during the three months ended April 1, 2012 were the following:

•	$319.2 million of cash used in connection with the acquisition of SandForce;

•	Purchases of property and equipment, net of proceeds from sales, totaling $65.0 million, including $45.5 million for our new headquarters; and

•	Purchases of available-for-sale debt securities, net of proceeds from maturities and sales, of $11.7 million.

We expect capital expenditures to be approximately $85 million in 2013. We use semiconductor foundries and outside assembly and test companies to manufacture products, which enables us to have access to advanced manufacturing capacity without having to increase our capital spending requirements.

Cash Used in/Provided by Financing Activities

Cash used in financing activities for the three months ended March 31, 2013 was $52.6 million. This amount included $60.8 million used to repurchase our common stock, offset in part by $8.2 million of cash received from issuances of common stock under our employee stock plans.

Cash provided by financing activities for the three months ended April 1, 2012 was $27.1 million. This amount included $65.3 million of cash received from issuances of common stock under our employee stock plans, offset in part by $38.2 million used to repurchase our common stock.

We do not currently pay any cash dividends to our stockholders.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of March 31, 2013:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Other		Total
	(In millions)
Operating lease obligations	$38.8	$33.1	$10.1	$4.8	$—		$86.8
Purchase commitments	322.4	22.6	5.4	—	—		350.4
Pension contributions	36.4	*	*	*	*		36.4
Uncertain tax positions	—	—	—	—	99.1	**	99.1

Total	$397.6	$55.7	$15.5	$4.8	$99.1		$572.7

*	We have pension plans covering certain U.S. employees and international employees. Although additional future contributions will be required, the amount and timing of these contributions will be affected by actuarial assumptions, the actual rate of return on plan assets, the level of market interest rates, legislation changes and the amount of voluntary contributions to the plans. The amount shown in the table represents our planned contributions to our pension plans during the remainder of 2013. Because any contributions for 2014 and later will depend on the value of the plan assets in the future and thus are uncertain, we have not included any amounts for 2014 and beyond in the above table.

**	This amount represents the non-current tax payable obligation. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.

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

Uncertain Tax Positions

As of March 31, 2013, we had $195.3 million of unrecognized tax benefits, for which we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, we estimate that the unrecognized tax benefits, plus accrued interest and penalties, could decrease by up to $23.8 million.

Standby Letters of Credit

We had outstanding obligations relating to standby letters of credit of $4.2 million and $4.1 million, respectively, as of March 31, 2013 and December 31, 2012. Standby letters of credit are financial guarantees provided by third parties for leases, customs and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amounts. The standby letters of credit generally renew annually.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes in our critical accounting estimates or significant accounting policies during the three months ended March 31, 2013 as compared to the discussion in Part II, Item 7 and in Note 2 to our financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

The information contained in Note 1 to our financial statements in Item 1 under the heading “Recent Accounting Pronouncement” is incorporated by reference into this Item 2.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in the market risk disclosures during the three months ended March 31, 2013 as compared to the discussion in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control: During the first quarter of 2013, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

This information is included under the caption “Legal Matters” in Note 12 to our financial statements in Item 1 of Part I.

Item 1A. Risk Factors

Set forth below are risks and uncertainties, many of which are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2012, that, if they were to occur, could materially adversely affect our business or could cause our actual results to differ materially from the results contemplated by the forward-looking statements in this report and other public statements we make:

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

•	Failure to qualify our semiconductor products or our suppliers’ manufacturing lines with key customers could harm our business and results of operations.

•	We are seeking to expand our business by selling to new types of customers and may be unsuccessful in doing so, which could have a negative impact on our results of operations.

•

If we fail to keep pace with technological advances, or if we pursue technologies that do not become commercially accepted, customers may not buy our products and our results of operations may be harmed.

•	Any defects in our products could harm our reputation, customer relationships and results of operations.

•	Our pension plans are underfunded, and may require significant future contributions, which could have an adverse impact on our business.

•	We may be subject to intellectual property infringement claims and litigation, which could cause us to incur significant expenses or prevent us from selling our products.

•	If we are unable to protect or assert our intellectual property rights, our business and results of operations may be harmed.

•	Volatility in the price of commodities used in the production of our products or lack of availability of these materials could negatively impact our results of operations.

•	We are exposed to legal, business, political and economic risks associated with our international operations.

•	We use indirect channels of product distribution over which we have limited control.

•	We have engaged, and will likely continue to engage, in acquisitions and strategic alliances, which may disrupt our business or may not be successful and could harm our business and operating results.

•	The semiconductor industry is highly cyclical, which may cause our operating results to fluctuate.

•	Our failure to attract, retain and motivate key employees could harm our business.

•	Our operations and our suppliers’ operations are subject to natural disasters and other events outside of our control that may disrupt our business and harm our operating results.

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

•	Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s attention and resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about the repurchases of our common stock during the quarter ended March 31, 2013.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 — January 31, 2013	202,824	$7.40	202,824	$477,128,738
February 1 — February 28, 2013	4,385,582	$7.16	4,385,582	$445,736,108
March 1 — March 31, 2013	4,046,400	$6.89	4,046,400	$417,864,085

Total	8,634,806	$7.04	8,634,806

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

LSI CORPORATION
(Registrant)

Date: May 8, 2013	By	/s/ Bryon Look

Bryon Look
Executive Vice President, Chief Financial Officer and Chief Administrative Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema document

101.CAL	XBRL taxonomy extension calculation linkbase document

101.DEF	XBRL taxonomy extension definition linkbase document

101.LAB	XBRL taxonomy extension label linkbase document

101.PRE	XBRL taxonomy extension presentation linkbase document