Form 10-Q
period 2013-06-30
LSI CORP
filed 2013-08-08
CIK 703360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of August 2, 2013, there were 547,075,131 shares of the registrant’s Common Stock, $.01 par value, outstanding.

LSI CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2013

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

LSI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$409,571	$471,528
Short-term investments	263,908	204,457
Accounts receivable, less allowances of $6,095 and $6,770, respectively	241,962	264,112
Inventories	173,568	206,323
Prepaid expenses and other current assets	68,605	80,372

Total current assets	1,157,614	1,226,792
Property and equipment, net	281,459	269,747
Identified intangible assets, net	426,861	486,119
Goodwill	255,005	255,005
Other assets	113,641	118,502

Total assets	$2,234,580	$2,356,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$191,001	$209,699
Accrued salaries, wages and benefits	103,893	129,533
Other accrued liabilities	148,873	177,662

Total current liabilities	443,767	516,894
Pension and post-retirement benefit obligations	528,666	559,252
Income taxes payable — non-current	104,254	102,246
Other non-current liabilities	17,576	18,149

Total liabilities	1,094,263	1,196,541

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value: 1,300,000 shares authorized; 546,256 and 550,894 shares outstanding, respectively	5,463	5,509
Additional paid-in capital	5,511,298	5,573,248
Accumulated deficit	(3,797,751)	(3,840,803)
Accumulated other comprehensive loss	(578,693)	(578,330)

Total stockholders’ equity	1,140,317	1,159,624

Total liabilities and stockholders’ equity	$2,234,580	$2,356,165

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Revenues	$589,583	$659,573	$1,158,219	$1,281,997
Cost of revenues	290,324	327,685	569,456	663,197

Gross profit	299,259	331,888	588,763	618,800
Research and development	176,448	175,564	347,753	345,435
Selling, general and administrative	87,432	88,914	176,927	179,014
Restructuring of operations and other items, net	7,807	6,491	28,259	21,953

Income from operations	27,572	60,919	35,824	72,398
Interest income and other, net	2,248	9,594	10,128	24,250

Income before income taxes	29,820	70,513	45,952	96,648
Provision for/(benefit from) income taxes	5,200	11,800	2,900	(37,262)

Net income	$24,620	$58,713	$43,052	$133,910

Net income per share:
Basic	$0.04	$0.10	$0.08	$0.24

Diluted	$0.04	$0.10	$0.08	$0.23

Shares used in computing per share amounts:
Basic	548,282	563,686	549,249	564,945

Diluted	561,801	581,344	565,426	586,431

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net income	$24,620	$58,713	$43,052	$133,910
Other comprehensive (loss)/income before tax:
Foreign currency translation adjustments	(4,965)	(4,844)	(5,307)	(3,397)
Available-for-sale securities:
Unrealized (loss)/gain on investments	(5,396)	195	(3,416)	533
Reclassification of net realized (gain)/loss on investments to net income	(1)	(560)	16	(702)
Derivative financial instruments:
Unrealized loss on derivatives	(1,619)	(1,989)	(1,651)	(1,349)
Reclassification of net realized (gain)/loss on derivatives to net income	(140)	1,335	(302)	2,008
Amortization of net actuarial loss, prior service cost and transition asset on defined benefit pension and post-retirement plans	5,253	4,183	10,297	8,152

Other comprehensive (loss)/income before tax	(6,868)	(1,680)	(363)	5,245
Income tax benefit on unrealized loss on investments	(740)	—	—	—

Other comprehensive (loss)/income, net of tax	(6,128)	(1,680)	(363)	5,245

Comprehensive income	$18,492	$57,033	$42,689	$139,155

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2013	July 1, 2012
Operating activities:
Net income	$43,052	$133,910
Adjustments:
Depreciation and amortization	89,832	90,647
Stock-based compensation expense	47,411	56,152
Non-cash restructuring of operations and other items, net	6,330	5,041
Gain on re-measurement of a pre-acquisition equity interest to fair value	—	(5,765)
Gain on sale of property and equipment	(4)	(70)
Unrealized foreign exchange gain	(2,254)	(2,735)
Deferred taxes	(51)	(43,174)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combination:
Accounts receivable, net	21,690	(39,417)
Inventories	32,570	227
Prepaid expenses and other assets	(9,117)	(1,830)
Accounts payable	(10,601)	29,521
Accrued and other liabilities	(78,208)	(55,010)

Net cash provided by operating activities	140,650	167,497

Investing activities:
Purchases of debt securities available-for-sale	(117,178)	(72,369)
Proceeds from maturities and sales of debt securities available-for-sale	51,017	17,756
Purchases of other investments	(750)	—
Purchases of property and equipment	(43,357)	(77,618)
Proceeds from sale of property and equipment	82	252
Acquisition of business, net of cash acquired	—	(319,231)

Net cash used in investing activities	(110,186)	(451,210)

Financing activities:
Issuances of common stock	31,889	82,128
Purchases of common stock under repurchase programs	(122,280)	(176,185)

Net cash used in financing activities	(90,391)	(94,057)

Effect of exchange rate changes on cash and cash equivalents	(2,030)	103

Net change in cash and cash equivalents	(61,957)	(377,667)

Cash and cash equivalents at beginning of period	471,528	779,811

Cash and cash equivalents at end of period	$409,571	$402,144

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

For financial reporting purposes, LSI Corporation (“LSI” or the “Company”) reports on a 13- or 14-week quarter with the year ending December 31. The second quarters of 2013 and 2012 consisted of 13 weeks each and ended on June 30, 2013 and July 1, 2012, respectively. The results of operations for the quarter ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued additional guidance regarding the presentation of unrecognized tax benefits. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset if a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from a disallowance of a tax position. This guidance is effective for fiscal years and interim periods beginning after December 15, 2013. The Company is currently evaluating the impact of the adoption of this guidance on its financial position. The adoption will not have an impact on the Company’s results of operations.

In February 2013, FASB issued additional guidance regarding the presentation of comprehensive income. The guidance requires an entity to present the effects on net income line items of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. An entity shall provide this information either on the face of the financial statements or in the notes to the financial statements. The guidance is effective for fiscal years beginning after December 15, 2012. The Company adopted this guidance in the first quarter of 2013. The adoption did not impact the Company’s results of operations or financial position.

Note 2 — Stock-Based Compensation

On May 9, 2013, the 2003 Equity Incentive Plan was amended to increase the number of shares available for new awards to 20 million, of which 15 million were available for restricted stock and/or restricted stock units (“RSUs”). In addition, the period during which incentive stock options can be granted was extended to February 5, 2023, and the value of awards that can be granted in any fiscal year to a non-employee director was limited to $0.5 million.

On May 15, 2013, the Employee Stock Purchase Plan (“ESPP”) was amended to increase the number of shares available for issuance under the plan to 30 million and to extend the term of the ESPP through May 14, 2023.

Stock-based compensation expense, net of estimated forfeitures, related to the Company’s stock options, ESPP and RSUs by expense category was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(In thousands)
Cost of revenues	$2,237	$3,003	$5,112	$6,515
Research and development	9,619	11,973	22,028	24,281
Selling, general and administrative	10,009	10,342	20,271	25,356

Total stock-based compensation expense	$21,865	$25,318	$47,411	$56,152

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

Stock Options

The fair value of each option grant is estimated as of the date of grant using a reduced-form calibrated binomial lattice model (“lattice model”). The following table summarizes the weighted-average assumptions that the Company applied in the lattice model:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Estimated grant date fair value per share	$2.29	$2.64	$2.33	$2.86
Expected life (years)	4.47	4.52	4.38	4.46
Risk-free interest rate	1%	1%	1%	1%
Volatility	47%	49%	49%	47%

The following table summarizes changes in stock options outstanding:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at December 31, 2012	56,042	$5.75
Granted	6,331	$6.89
Exercised	(4,511)	$3.16
Canceled	(1,808)	$7.90

Options outstanding at June 30, 2013	56,054	$6.01	3.57	$86,943

Options exercisable at June 30, 2013	38,018	$5.88	2.48	$66,893

As of June 30, 2013, the total unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $36.8 million and is expected to be recognized over the next 2.5 years on a weighted-average basis.

Restricted Stock Units

The cost of service-based and performance-based RSUs is determined using the fair value of the Company’s common stock on the date of grant. For performance-based RSU expense, the Company also considers the probability that those RSUs will vest.

Service-based:

The vesting of service-based RSUs requires that the employees remain employed by the Company for a specified period of time.

The following table summarizes changes in service-based RSUs outstanding:

	Number of Units	Weighted-Average Grant Date Fair Value per Share
	(In thousands)
Unvested service-based RSUs outstanding at December 31, 2012	17,655	$6.99
Granted	7,950	$6.92
Vested	(4,747)	$6.84
Forfeited	(673)	$6.81

Unvested service-based RSUs outstanding at June 30, 2013	20,185	$7.01

As of June 30, 2013, the total unrecognized compensation expense related to service-based RSUs, net of estimated forfeitures, was $115.7 million and will be recognized over the next 2.8 years on a weighted-average basis.

Performance-based:

The vesting of performance-based RSUs is contingent upon the Company meeting specified performance criteria and requires that the employees remain employed by the Company for a specified period of time.

The following table summarizes changes in performance-based RSUs outstanding:

	Number of Units	Weighted-Average Grant Date Fair Value per Share
	(In thousands)
Unvested performance-based RSUs outstanding at December 31, 2012	5,634	$7.29
Granted	1,441	$6.89
Vested	(3,167)	$7.41
Forfeited	(330)	$6.40

Unvested performance-based RSUs outstanding at June 30, 2013	3,578	$7.11

As of June 30, 2013, the total unrecognized compensation expense related to performance-based RSUs, net of estimated forfeitures, was $15.1 million and, if the performance conditions are fully met, will be recognized over the next 1.8 years.

Employee Stock Purchase Plan

Compensation expense for the ESPP is calculated using the fair value of the employees’ purchase rights computed under the Black-Scholes model. Under the ESPP, rights to purchase shares are granted during the second and fourth quarters of each year. The Company issued 3.2 million and 2.8 million shares of common stock under the ESPP during the three months ended June 30, 2013 and July 1, 2012, respectively. The following table summarizes the weighted-average assumptions that the Company applied in the calculation of the fair value for the May 2013 and May 2012 grants:

	Three Months Ended
	June 30, 2013	July 1, 2012
Estimated grant date fair value per share	$1.88	$2.19
Expected life (years)	0.8	0.8
Risk-free interest rate	0.11%	0.17%
Volatility	34%	41%

Note 3 — Common Stock Repurchases

On August 1, 2012, the Company’s board of directors authorized a common stock repurchase program of up to $500.0 million of its common stock. As of June 30, 2013, $356.3 million remained available for repurchases under this program.

The following table summarizes the Company’s common stock repurchases:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(In thousands)
Dollar value of shares repurchased	$61,515	$137,979	$122,280	$176,185
Number of shares repurchased	8,763	17,919	17,398	22,521

Repurchased shares are retired immediately and are recorded as reductions in common stock and additional paid-in capital.

Note 4 — Restructuring and Other Items

The following table summarizes items included in restructuring of operations and other items, net:

	Three Months Ended				Six Months Ended
	June 30, 2013		July 1, 2012		June 30, 2013		July 1, 2012
	(In thousands)
Leases	$2,031	(a)	$1,181	(a)	$3,799	(a)	$2,815	(a)
Employee severance and benefits	2,170		1,028		6,556		1,459

Total restructuring expense	4,201		2,209		10,355		4,274
Other items, net	3,606	(b)	4,282	(c)	17,904	(d)	17,679	(e)

Total restructuring of operations and other items, net	$7,807		$6,491		$28,259		$21,953

(a)	Includes lease obligation costs and related changes in estimates, changes in time value and other ongoing expenditures.

(b)	Primarily includes a $2.7 million increase in environmental remediation liabilities based on current period information and $1.1 million for a litigation settlement.

(c)	Primarily consists of $2.4 million of property and equipment write-downs and $1.9 million of costs related to the transition service agreement associated with the sale of the external storage systems business.

(d)	Primarily includes $13.7 million for litigation settlements.

(e)	Primarily consists of $8.4 million of acquisition-related costs and $6.5 million of costs related to the transition service agreement associated with the sale of the external storage systems business.

The following table summarizes the significant activities within, and components of, the Company’s restructuring obligations:

	Leases		Employee Severance and Benefits		Total
	(In thousands)
Balance at December 31, 2012	$12,991		$5,003		$17,994
Expense	3,799		6,556		10,355
Utilized	(10,057	)(a)	(7,073	)(a)	(17,130)

Balance at June 30, 2013	$6,733	(b)	$4,486	(b)	$11,219

(a)	Represents cash payments.

(b)	The balance remaining for lease obligations is expected to be paid during the remaining terms of the leases, which extend through the first quarter of 2015. The majority of the balance remaining for employee severance and benefits is expected to be paid by the second quarter of 2014.

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

The following tables summarize the components of the net periodic benefit cost:

	Three Months Ended
	June 30, 2013		July 1, 2012
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In thousands)
Service cost	$119	$5	$116	$20
Interest cost	14,363	583	15,483	643
Expected return on plan assets	(16,575)	(902)	(17,030)	(856)
Net actuarial loss, prior service cost and transition asset amortization	4,900	353	3,693	490

Total benefit cost	$2,807	$39	$2,262	$297

	Six Months Ended
	June 30, 2013		July 1, 2012
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In thousands)
Service cost	$242	$30	$225	$45
Interest cost	28,633	1,183	30,735	1,293
Expected return on plan assets	(33,156)	(1,777)	(34,053)	(1,906)
Net actuarial loss, prior service cost and transition asset amortization	9,569	728	7,162	990

Total benefit cost	$5,288	$164	$4,069	$422

During the six months ended June 30, 2013, the Company contributed $26.3 million to its pension plans. The Company expects to contribute an additional $25.5 million to its pension plans during the remainder of 2013. The Company does not expect to contribute to its post-retirement benefit plan in 2013.

Note 6 — Cash Equivalents and Investments

The following tables summarize the Company’s cash equivalents and investments measured at fair value:

	Fair Value Measurements as of June 30, 2013
	Level 1		Level 2		Total
	(In thousands)
Cash equivalents:
Money-market funds	$268,320	(a)	$—		$268,320
Government and agency securities	—		600	(b)	600
Commercial paper	—		4,924	(b)	4,924

Total cash equivalents	$268,320		$5,524		$273,844

Available-for-sale debt securities:
Asset-backed and mortgage-backed securities:
Agency securities	$—		$144,220	(b)	$144,220
Non-agency securities	—		845	(b)	845
Government and agency securities	23,441	(a)	61,200	(b)	84,641
Corporate debt securities	—		20,857	(b)	20,857
Commercial paper	—		13,345	(b)	13,345

Total short-term investments	$23,441		$240,467		$263,908

Long-term investments in equity securities:
Marketable available-for-sale equity securities	$1,990	(c)	$—		$1,990

	Fair Value Measurements as of December 31, 2012
	Level 1		Level 2		Total
	(In thousands)
Cash equivalents:
Money-market funds	$364,596	(a)	$—		$364,596
Government and agency securities	—		6,479	(b)	6,479

Total cash equivalents	$364,596		$6,479		$371,075

Available-for-sale debt securities:
Asset-backed and mortgage-backed securities:
Agency securities	$—		$129,463	(b)	$129,463
Non-agency securities	—		1,393	(b)	1,393
Government and agency securities	17,042	(a)	49,658	(b)	66,700
Corporate debt securities	—		6,001	(b)	6,001
Commercial paper	—		900	(b)	900

Total short-term investments	$17,042		$187,415		$204,457

Long-term investments in equity securities:
Marketable available-for-sale equity securities	$1,689	(c)	$—		$1,689

(a)	The fair value of money-market funds is determined using unadjusted prices in active markets. Level 1 government and agency securities consist of U.S. government securities and their fair value is determined using quoted prices in active markets.
(b)	These investments are traded less frequently than Level 1 securities and are valued using inputs that include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates, yield curves, prepayment speeds, collateral performance, broker/dealer quotes and indices that are observable at commonly quoted intervals.
(c)	The fair value of marketable equity securities is determined using quoted prices in active markets. These amounts are included within other assets in the condensed consolidated balance sheets.

As of June 30, 2013 and December 31, 2012, the aggregate carrying value of the Company’s non-marketable securities was $42.8 million and $42.1 million, respectively.

Upon the acquisition of SandForce, Inc. (“SandForce”) in January 2012, the Company recognized a gain of $5.8 million as a result of re-measuring its pre-acquisition equity interest in SandForce to estimated fair value. There were no other non-marketable securities fair-valued during the three and six months ended June 30, 2013 or July 1, 2012.

The following tables summarize the Company’s available-for-sale securities:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Short-term debt securities:
Asset-backed and mortgage-backed securities	$142,541	$4,862	$(2,338)	$145,065
Government and agency securities	84,738	447	(544)	84,641
Corporate debt securities	20,848	87	(78)	20,857
Commercial paper	13,345	—	—	13,345

Total short-term debt securities	$261,472	$5,396	$(2,960)	$263,908

Long-term marketable equity securities	$669	$1,321	$—	$1,990

	December 31, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Short-term debt securities:
Asset-backed and mortgage-backed securities	$125,563	$6,390	$(1,097)	$130,856
Government and agency securities	65,904	802	(6)	66,700
Corporate debt securities	5,864	137	—	6,001
Commercial paper	900	—	—	900

Total short-term debt securities	$198,231	$7,329	$(1,103)	$204,457

Long-term marketable equity securities	$669	$1,020	$—	$1,689

As of June 30, 2013, there were 217 investments in an unrealized loss position. The following tables summarize the gross unrealized losses and fair values of the Company’s short-term investments that have been in a continuous unrealized loss position for less than and greater than 12 months, aggregated by investment category:

	June 30, 2013
	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Asset-backed and mortgage-backed securities	$67,133	$(2,138)	$6,598	$(200)
Government and agency securities	51,960	(544)	—	—
Corporate debt securities	9,611	(78)	—	—

Total	$128,704	$(2,760)	$6,598	$(200)

	December 31, 2012
	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Asset-backed and mortgage-backed securities	$38,280	$(1,018)	$4,141	$(79)
Government and agency securities	18,301	(6)	—	—

Total	$56,581	$(1,024)	$4,141	$(79)

Net realized losses and gains on sales of available-for-sale securities were not material for the three and six months ended June 30, 2013 or July 1, 2012.

Contractual maturities of available-for-sale debt securities as of June 30, 2013 were as follows (in thousands):

Due within one year	$38,100
Due in 1-5 years	82,511
Due in 5-10 years	9,389
Due after 10 years	133,908

Total	$263,908

The maturities of asset-backed and mortgage-backed securities were determined based on contractual principal maturities assuming no prepayments.

Note 7 — Supplemental Financial Information

Inventories

	June 30, 2013	December 31, 2012
	(In thousands)
Raw materials	$74	$176
Work-in-process	42,524	52,003
Finished goods	130,970	154,144

Total inventories	$173,568	$206,323

Accumulated Other Comprehensive Loss

The following table presents the components of, and changes in, accumulated other comprehensive loss, net of taxes:

	Balance at December 31, 2012	Other Comprehensive Loss before Reclassifications	Amounts Reclassified from Accumulated Other Comprehensive Loss (a)	Net Current Period Other Comprehensive Loss	Balance at June 30, 2013
	(In thousands)
Foreign currency translation adjustments	$39,881	$(5,307)	$—	$(5,307)	$34,574
Net unrealized gain on investments	4,484	(3,416)	16	(3,400)	1,084
Net unrealized gain/(loss) on derivatives	224	(1,651)	(302)	(1,953)	(1,729)
Defined benefit pension and post-retirement plans	(622,919)	—	10,297	10,297	(612,622)

Total accumulated other comprehensive loss	$(578,330)	$(10,374)	$10,011	$(363)	$(578,693)

(a)	The reclassified components of defined benefit pension and post-retirement plans were included in the computation of net periodic benefit cost (see Note 5). All other reclassified amounts were insignificant for all periods presented.

Reconciliation of Basic and Diluted Shares

The following table provides a reconciliation of basic and diluted shares:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(In thousands)
Basic shares	548,282	563,686	549,249	564,945
Dilutive effect of stock options, employee stock purchase rights and RSUs	13,519	17,658	16,177	21,486

Diluted shares	561,801	581,344	565,426	586,431

The weighted-average common share equivalents that were excluded from the computation of diluted shares because their inclusion would have had an anti-dilutive effect on net income per share were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(In thousands)
Anti-dilutive securities:
Stock options	32,837	30,540	31,191	24,672
RSUs	4,544	9,743	941	5,985

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

Cash-Flow Hedges

The Company enters into forward contracts that are designated as foreign-currency cash-flow hedges of selected forecasted payments denominated in currencies other than U.S. dollars. These forward contracts generally mature within twelve months. The Company evaluates and calculates the effectiveness of each hedge at least quarterly. Changes in fair value attributable to changes in time value are excluded from the assessment of effectiveness and are recognized in interest income and other, net. The effective portion of the forward contracts’ gain or loss is recorded in other comprehensive income and, when the hedged expense is recognized, is subsequently reclassified into earnings within the same line item in the statement of operations as the impact of the hedged transaction. The ineffective portion of the gain or loss is reported in earnings immediately. As of June 30, 2013 and December 31, 2012, the total notional value of outstanding forward contracts, designated as foreign-currency cash-flow hedges, was $40.9 million and $39.8 million, respectively.

Other Foreign-Currency Hedges

The Company enters into foreign-exchange forward contracts that are used to hedge certain assets or liabilities denominated in non-functional currencies and that do not qualify for hedge accounting. These forward contracts generally mature within three months. Changes in the fair value of these forward contracts are recorded immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged. As of June 30, 2013 and December 31, 2012, the total notional value of outstanding forward contracts, not designated as hedges under hedge accounting, was $60.0 million and $31.6 million, respectively. For the three and six months ended June 30, 2013, the Company recognized losses of $2.5 million and $3.7 million on other foreign-currency hedges, respectively. For the three and six months ended July 1, 2012, the Company recognized losses of $2.9 million and $1.7 million on other foreign-currency hedges, respectively. These amounts are included in interest income and other, net in the condensed consolidated statements of operations and were substantially offset by the gains on the underlying foreign-currency-denominated assets or liabilities.

Fair Value of Derivative Instruments

The total fair value of derivative assets and liabilities was recorded in prepaid expenses and other current assets and in other accrued liabilities, respectively, in the condensed consolidated balance sheets. As of June 30, 2013 and December 31, 2012, the total fair value of derivative assets and liabilities was immaterial.

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

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(In thousands)
North America*	$157,692	$154,468	$304,342	$313,437
Asia	385,348	463,988	759,281	878,010
Europe and the Middle East	46,543	41,117	94,596	90,550

Total	$589,583	$659,573	$1,158,219	$1,281,997

*	Primarily the United States.

Information about Product Groups

The following table presents the Company’s revenues by product groups:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(In thousands)
Storage products	$457,245	$534,697	$895,146	$1,023,166
Networking products	104,496	98,780	197,099	205,802
Other	27,842	26,096	65,974	53,029

Total	$589,583	$659,573	$1,158,219	$1,281,997

Note 10 — Income Taxes

The Company recorded income tax provisions of $5.2 million and $2.9 million for the three and six months ended June 30, 2013, respectively, and an income tax provision of $11.8 million and an income tax benefit of $37.3 million for the three and six months ended July 1, 2012, respectively.

The income tax provision for the six months ended June 30, 2013 included a reversal of $8.7 million of liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $3.9 million and interest and penalties of $4.8 million, as a result of the expiration of statutes of limitations in multiple jurisdictions.

The income tax benefit for the six months ended July 1, 2012 included a tax benefit of approximately $43.2 million due to the release of valuation allowance resulting from the net deferred tax liabilities recorded as part of the SandForce purchase price allocation. The income tax benefit for the six months ended July 1, 2012 also included a reversal of $10.2 million of liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $5.2 million and interest and penalties of $5.0 million, as a result of the expiration of statutes of limitations in multiple jurisdictions.

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

As of June 30, 2013, the Company had $200.1 million of unrecognized tax benefits, for which the Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of statutes of limitations, the possible conclusion of ongoing tax audits in various jurisdictions around the world or other negotiations with tax authorities. If those events occur within the next 12 months, the Company estimates that the unrecognized tax benefits, plus accrued interest and penalties, could decrease by up to $46.8 million.

Note 11 — Related Party Transactions

A member of the Company’s board of directors is also a member of the board of directors of Seagate Technology (“Seagate”). The Company sells semiconductors used in storage product applications to Seagate for prices comparable to those charged to an unrelated third party. Revenues from sales by the Company to Seagate were $150.5 million and $304.2 million for the three and six months ended June 30, 2013, respectively. Revenues from sales by the Company to Seagate were $227.6 million and $434.6 million for the three and six months ended July 1, 2012, respectively. The Company had accounts receivable from Seagate of $79.8 million and $94.0 million as of June 30, 2013 and December 31, 2012, respectively.

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

The Company purchased $10.9 million and $20.3 million of inventory from SMP during the three and six months ended June 30, 2013, respectively. The Company purchased $11.7 million and $23.9 million of inventory from SMP during the three and six months ended July 1, 2012, respectively. As of June 30, 2013 and December 31, 2012, the amounts payable to SMP were $9.3 million and $9.2 million, respectively.

Note 12 — Commitments, Contingencies and Legal Matters

Purchase Commitments

The Company maintains purchase commitments with certain suppliers, primarily for raw materials and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time horizon as mutually agreed upon between the parties. This forecasted time horizon can vary for different suppliers. As of June 30, 2013, the Company had purchase commitments of $388.9 million, which are due through 2016.

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

Guarantees

Product Warranties:

The following table sets forth a summary of changes in product warranties:

Accrued Warranties
(In thousands)
Balance as of December 31, 2012	$5,426
Accruals for warranties issued during the period	107
Adjustments to pre-existing accruals (including changes in estimates)	721
Settlements made during the period (in cash or in kind)	(295)

Balance as of June 30, 2013	$5,959

Standby Letters of Credit:

The Company had outstanding obligations relating to standby letters of credit of $3.9 million and $4.1 million, respectively, as of June 30, 2013 and December 31, 2012. Standby letters of credit are financial guarantees provided by third parties for leases, customs, taxes and certain self-insured risks. If the guarantees are called, the Company must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amounts. The standby letters of credit generally renew annually.

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

Legal Matters

The Company and its subsidiaries are parties to litigation matters and claims in the normal course of business. The Company does not believe, based on currently available facts and circumstances, that the final outcome of these matters, taken individually or as a whole, will have a material adverse effect on the Company’s consolidated results of operations or financial position. However, the pending unsettled lawsuits may involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. From time to time, the Company may enter into confidential discussions regarding the potential settlement of such lawsuits. However, there can be no assurance that any such discussions will occur or will result in a settlement. Moreover, the settlement of any pending litigation could require the Company to incur substantial costs and, in the case of the settlement of any intellectual property proceeding against the Company, may require the Company to obtain a license to a third-party’s intellectual property that could require royalty payments in the future and the Company to grant a license to certain of its intellectual property to a third party under a cross-license agreement. The results of litigation are inherently uncertain, and material adverse outcomes are possible.

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

Note 13 — Subsequent Event

On July 24, 2013, the Company announced that its board of directors had declared a cash dividend of $0.03 per common share to be paid on September 20, 2013 to stockholders of record as of September 6, 2013.

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

During the second quarter of 2013, we reported revenues of $589.6 million, compared to $659.6 million for the second quarter of 2012. For the six months ended June 30, 2013, we reported revenues of $1,158.2 million, compared to $1,282.0 million for the six months ended July 1, 2012. For the second quarter of 2013, we reported net income of $24.6 million, or $0.04 per diluted share, compared to $58.7 million, or $0.10 per diluted share, for the second quarter of 2012. For the six months ended June 30, 2013, we reported net income of $43.1 million, or $0.08 per diluted share, compared to $133.9 million, or $0.23 per diluted share, for the six months ended July 1, 2012.

Our board of directors authorized a stock repurchase program of up to $500.0 million on August 1, 2012. During the six months ended June 30, 2013, we repurchased 17.4 million shares for $122.3 million under this program. As of June 30, 2013, $356.3 million remained available for stock repurchases. Future purchases under the stock repurchase program are expected to be funded with available cash, cash equivalents and short-term investments. We ended the second quarter of 2013 with cash and cash equivalents, together with short-term investments, of $673.5 million, compared to $676.0 million at the end of 2012.

On July 24, 2013, we announced that our board of directors had declared a cash dividend of $0.03 per common share to be paid on September 20, 2013 to stockholders of record as of September 6, 2013. We intend to pay a regular quarterly cash dividend on our common stock, subject to approval by our board of directors.

In early 2012, our sales of semiconductors for hard disk drives benefited as the hard disk drive industry recovered from the impact of flooding that occurred in Thailand in late 2011. Sales of desktop and notebook computers have declined in the first half of 2013 compared to the first half of 2012 and we expect the year over year decline in personal computer sales to continue in the near term, affecting sales of hard disk and solid state drives and our revenues from semiconductors for hard disk and solid state drives. We also believe that global economic conditions remain soft, and are resulting in reduced spending on information technology products in general, which is also affecting our revenues.

Many of our customers for standard product controllers used in solid state drives depend on suppliers for the flash memory used in those products. We believe that demand for that type of flash memory currently exceeds available supply and our customers may not be able to obtain all of the flash memory they could use, which may be affecting our revenues from standard product controllers for solid state drives.

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

RESULTS OF OPERATIONS

Revenues

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(In millions)
Revenues	$589.6	$659.6	$1,158.2	$1,282.0

Revenues decreased by $70.0 million, or 10.6%, for the three months ended June 30, 2013 as compared to the three months ended July 1, 2012. The decrease primarily reflected lower unit sales of semiconductors used in hard disk drives in 2013. Revenues for the second quarter of 2012 reflected temporarily higher unit sales of semiconductors used in hard disk drives as a result of the recovery from the Thailand flooding, which had adversely impacted the hard disk drive industry in late 2011.

Revenues decreased by $123.8 million, or 9.7%, for the six months ended June 30, 2013 as compared to the six months ended July 1, 2012. The decrease reflected lower unit sales of semiconductors used in hard disk drives and our older networking products in 2013. Revenues in the first six months of 2012 reflected temporarily higher unit sales of semiconductors used in hard disk drives as a result of the recovery from the Thailand flooding. These decreases were partially offset by increased unit sales from the ramping of flash memory-based storage products and a $12.9 million increase in intellectual property licensing revenues in 2013.

Significant Customers:

The following table provides information about sales to Seagate, which was our only customer that accounted for 10% or more of our revenues in each of the three and six months ended June 30, 2013 and July 1, 2012:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Percentage of revenues	26%	35%	26%	34%

Revenues by Geography:

The following table summarizes our revenues by geography based on the ordering location of the customer. Because we sell our products primarily to other sellers of technology products and not to end users, the information in the table below may not accurately reflect geographic end-user demand for our products.

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(In millions)
North America*	$157.7	$154.5	$304.3	$313.4
Asia	385.3	464.0	759.3	878.0
Europe and the Middle East	46.6	41.1	94.6	90.6

Total	$589.6	$659.6	$1,158.2	$1,282.0

*	Primarily the United States.

Revenues in Asia decreased by $78.7 million, or 17.0%, for the three months ended June 30, 2013 as compared to the three months ended July 1, 2012. The decrease was primarily attributable to lower unit sales of semiconductors used in hard disk drives in 2013 as compared to 2012, which benefited from the recovery from the flooding in Thailand. Revenues in North America increased by $3.2 million, or 2.1%, for the three months ended June 30, 2013 as compared to the three months ended July 1, 2012. The increase was primarily attributable to higher unit sales of our flash memory-based storage products. Revenues in Europe and the Middle East increased by $5.5 million, or 13.4%, for the three months ended June 30, 2013 as compared to the three months ended July 1, 2012. The increase was due to higher demand across our product groups.

Revenues in Asia decreased by $118.7 million, or 13.5% for the six months ended June 30, 2013 as compared to the six months ended July 1, 2012. The decrease was primarily attributable to lower unit sales of semiconductors used in hard disk drives in 2013 as compared to 2012, which benefited from the recovery from the flooding in Thailand. The decrease was partially offset by increased unit sales from the ramping of flash memory-based storage products in 2013. Revenues in North America decreased by $9.1 million, or 2.9%, for the six months ended June 30, 2013 as compared to the six months ended July 1, 2012. The decrease was primarily attributable to lower unit sales of our server storage connectivity products and our storage semiconductors, offset in part by increased unit sales from the ramping of flash memory-based storage products and higher intellectual property licensing revenues in 2013. Revenues in Europe and the Middle East increased by $4.0 million, or 4.4%, for the six months ended June 30, 2013 as compared to the six months ended July 1, 2012. The increase was due to higher demand across our product groups.

Revenues by Product Groups:

The following table presents our revenues by product groups:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(In millions)
Storage products	$457.2	$534.7	$895.1	$1,023.2
Networking products	104.5	98.8	197.1	205.8
Other	27.9	26.1	66.0	53.0

Total	$589.6	$659.6	$1,158.2	$1,282.0

Revenues from storage products decreased by $77.5 million, or 14.5%, and by $128.1 million, or 12.5%, respectively, for the three and six months ended June 30, 2013 as compared to the three and six months ended July 1, 2012. The decreases were attributable to lower unit sales of semiconductors used in hard disk drives in 2013. Revenues in 2012 reflected temporarily higher unit sales of semiconductors used in hard disk drives as a result of the recovery from the Thailand flooding. These decreases were partially offset by increased unit sales from the ramping of flash memory-based storage products in 2013.

Revenues from networking products increased by $5.7 million, or 5.8%, for the three months ended June 30, 2013 as compared to the three months ended July 1, 2012. The increase was primarily the result of the ramping of new products with existing customers. Revenues from networking products decreased by $8.7 million, or 4.2%, for the six months ended June 30, 2013 as compared to the six months ended July 1, 2012. The decrease was primarily the result of lower unit sales of semiconductors used in our older networking products, offset in part by increases from the ramping of new products with existing customers.

Other revenues increased by $1.8 million, or 6.9%, and by $13.0 million, or 24.5%, respectively, for the three and six months ended June 30, 2013 as compared to the three and six months ended July 1, 2012. The increases primarily resulted from higher intellectual property licensing revenues in 2013.

Gross Profit Margin

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(Dollars in millions)
Gross profit margin	$299.3	$331.9	$588.8	$618.8
Percentage of revenues	50.8%	50.3%	50.8%	48.3%

Various factors affect and may continue to affect our product gross margin. These factors include, but are not limited to, changes in our production mix and volume of product sales, the timing of production ramps and margin structures for new products, the positions of our products in their respective life cycles, the effects of competition, the price of commodities used in our products, provisions for excess and obsolete inventories, changes in the costs charged by foundry, assembly and test subcontractors, and amortization of acquired intangible assets.

Gross profit margin as a percentage of revenues increased by 0.5% and 2.5%, respectively, for the three and six months ended June 30, 2013 as compared to the three and six months ended July 1, 2012. The increase for each period was primarily attributable to sales of higher margin products, offset in part by decreased revenues with a similar level of fixed costs.

Research and Development

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(Dollars in millions)
Research and development	$176.4	$175.6	$347.8	$345.4
Percentage of revenues	29.9%	26.6%	30.0%	26.9%

R&D expense increased by $0.8 million, or 0.5%, and by $2.4 million, or 0.7%, respectively, for the three and six months ended June 30, 2013 as compared to the three and six months ended July 1, 2012. The increase for each period was primarily attributable to higher compensation-related expense and increased spending to support our new product development projects.

Selling, General and Administrative

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(Dollars in millions)
Selling, general and administrative	$87.4	$88.9	$176.9	$179.0
Percentage of revenues	14.8%	13.5%	15.3%	14.0%

SG&A expense decreased by $1.5 million, or 1.7%, for the three months ended June 30, 2013 as compared to the three months ended July 1, 2012. The decrease was primarily attributable to lower legal fees as a result of recent litigation settlements.

SG&A expense decreased by $2.1 million, or 1.2%, for the six months ended June 30, 2013 as compared to the six months ended July 1, 2012. The decrease was primarily attributable to lower stock-based compensation expense as a result of a $4.5 million charge in 2012 related to the accelerated vesting of stock options and restricted stock units for certain SandForce employees. The decrease was offset in part by an increase in sales and marketing expenses to support future revenue growth.

Restructuring of Operations and Other Items, net

The following table summarizes items included in restructuring of operations and other items, net:

	Three Months Ended				Six Months Ended
	June 30, 2013		July 1, 2012		June 30, 2013		July 1, 2012
	(In millions)
Leases	$2.0	(a)	$1.2	(a)	$3.8	(a)	$2.8	(a)
Employee severance and benefits	2.2		1.0		6.6		1.5

Total restructuring expense	4.2		2.2		10.4		4.3
Other items, net	3.6	(b)	4.3	(c)	17.9	(d)	17.7	(e)

Total restructuring of operations and other items, net	$7.8		$6.5		$28.3		$22.0

(a)	Includes lease obligation costs and related changes in estimates, changes in time value and other ongoing expenditures.

(b)	Primarily includes a $2.7 million increase in environmental remediation liabilities based on current period information and $1.1 million for a litigation settlement.

(c)	Primarily consists of $2.4 million of property and equipment write-downs and $1.9 million of costs related to the transition service agreement associated with the sale of the external storage systems business.

(d)	Primarily includes $13.7 million for litigation settlements.

(e)	Primarily consists of $8.4 million of acquisition-related costs and $6.5 million of costs related to the transition service agreement associated with the sale of the external storage systems business.

Interest Income and Other, net

The following table summarizes components of interest income and other, net:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(In millions)
Interest income	$1.1	$1.6	$1.4	$3.2
Other income, net	1.1	8.0	8.7	21.1

Total	$2.2	$9.6	$10.1	$24.3

The decreases in interest income of $0.5 million and $1.8 million, respectively, for the three and six months ended June 30, 2013 as compared to the three and six months ended July 1, 2012 primarily resulted from lower returns on investments in 2013 as compared to 2012.

Other income, net, for the six months ended June 30, 2013 primarily included $6.1 million of insurance proceeds we received for covered losses from the 2011 Thailand flooding. We do not expect any further insurance recoveries related to the Thailand flooding. Other income, net, for the six months ended July 1, 2012 primarily included $6.1 million of income for services provided under the transition service agreements associated with the sale of the external storage systems business, a $5.8 million gain as a result of re-measuring our pre-acquisition equity interest in SandForce to estimated fair value and $4.7 million of insurance proceeds we received for covered losses from the 2011 Thailand flooding.

Income Taxes

We recorded income tax provisions of $5.2 million and $2.9 million for the three and six months ended June 30, 2013, respectively, and an income tax provision of $11.8 million and an income tax benefit of $37.3 million for the three and six months ended July 1, 2012, respectively.

The income tax provision for the six months ended June 30, 2013 included a reversal of $8.7 million of liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $3.9 million and interest and penalties of $4.8 million, as a result of the expiration of statutes of limitations in multiple jurisdictions.

The income tax benefit for the six months ended July 1, 2012 included a tax benefit of approximately $43.2 million due to the release of valuation allowance resulting from the net deferred tax liabilities recorded as part of the SandForce purchase price allocation. The income tax benefit for the six months ended July 1, 2012 also included a reversal of $10.2 million of liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $5.2 million and interest and penalties of $5.0 million, as a result of the expiration of statutes of limitations in multiple jurisdictions.

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

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Cash, cash equivalents, short-term investments and cash generated from our operations are our primary sources of liquidity. Short-term investments consist primarily of U.S. government and agency securities. We believe that our existing liquid resources and cash generated from operations will be adequate to meet our operating and capital requirements and other obligations, and fund cash dividends and common stock repurchases for more than the next 12 months. We may, however, find it desirable to obtain additional debt or equity financing. Such financing may not be available to us at all or on acceptable terms if we determine that it would be desirable to obtain additional financing.

Cash, cash equivalents and short-term investments decreased to $673.5 million as of June 30, 2013 from $676.0 million as of December 31, 2012. The decrease was mainly due to cash outflows for investing and financing activities, substantially offset by cash inflows generated from operating activities as described below.

Working Capital

Working capital increased by $3.9 million to $713.8 million as of June 30, 2013 from $709.9 million as of December 31, 2012. The increase was attributable to the following:

•	Other accrued liabilities decreased by $28.8 million primarily due to decreases in income taxes payable and other accruals;

•	Accrued salaries, wages and benefits decreased by $25.6 million primarily due to timing of payments for performance-based compensation and benefits; and

•	Accounts payable decreased by $18.7 million primarily due to the timing of invoice receipts and payments.

These increases in working capital were offset in part by the following:

•	Inventories decreased by $32.8 million, which primarily reflects our continued proactive management of inventory levels;

•	Accounts receivable decreased by $22.1 million primarily as a result of decreased revenues in the second quarter of 2013 as compared to the fourth quarter of 2012;

•	Prepaid expenses and other current assets decreased by $11.8 million primarily as a result of timing of certain prepayments; and

•

Cash, cash equivalents and short-term investments decreased by $2.5 million primarily due to common stock repurchases of $122.3 million and $43.3 million used for purchases of property and equipment, net of proceeds from sales, substantially offset by net cash provided by operating activities of $140.7 million and proceeds from issuances of common stock of $31.9 million.

Working capital decreased by $264.9 million to $696.9 million as of July 1, 2012 from $961.8 million as of December 31, 2011. The decrease was primarily attributable to the following:

•

Cash, cash equivalents and short-term investments decreased by $334.4 million primarily due to $319.2 million used in connection with the acquisition of SandForce in January 2012, net of cash acquired, $176.2 million used to repurchase our common stock, and $77.4 million used for purchases of property and equipment, net of proceeds from sales, offset in part by net cash provided by operating activities of $167.5 million and proceeds from issuances of common stock of $82.1 million; and

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

•	Inventories increased by $24.0 million as a result of increased inventory purchases to support new product introductions and higher revenues in 2012 as compared to 2011.

Cash Provided by Operating Activities

During the six months ended June 30, 2013, we generated $140.7 million of cash from operating activities as a result of the following:

•	Net income adjusted for non-cash items and other non-operating adjustments, which are quantified in our statements of cash flows included in Item 1;

•	Offset in part by a net decrease of $43.7 million in assets and liabilities, including changes in working capital components, from December 31, 2012 to June 30, 2013, as discussed above.

During the six months ended July 1, 2012, we generated $167.5 million of cash from operating activities as a result of the following:

•	Net income adjusted for non-cash items and other non-operating adjustments, which are quantified in our statements of cash flows included in Item 1;

•	Offset in part by a net decrease of $66.5 million in assets and liabilities, including changes in working capital components, from December 31, 2011 to July 1, 2012, as discussed above.

Cash Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2013 was $110.2 million. Our investing activities during the six months ended June 30, 2013 were the following:

•	Purchases of available-for-sale debt securities and other investments, net of proceeds from maturities and sales, of $66.9 million; and

•	Purchases of property and equipment, net of proceeds from sales, totaling $43.3 million.

Cash used in investing activities for the six months ended July 1, 2012 was $451.2 million. Our investing activities during the six months ended July 1, 2012 were the following:

•	$319.2 million of cash used in connection with the acquisition of SandForce;

•	Purchases of property and equipment, net of proceeds from sales, totaling $77.4 million, including $45.5 million for our new headquarters; and

•	Purchases of available-for-sale debt securities, net of proceeds from maturities and sales, of $54.6 million.

We expect capital expenditures to be approximately $85 million in 2013. We use semiconductor foundries and outside assembly and test companies to manufacture products, which enable us to have access to advanced manufacturing capacity without significant capital spending requirements.

Cash Used in Financing Activities

Cash used in financing activities for the six months ended June 30, 2013 was $90.4 million. This amount included $122.3 million used to repurchase our common stock, offset in part by $31.9 million of cash received from issuances of common stock under our employee stock plans.

Cash used in financing activities for the six months ended July 1, 2012 was $94.1 million. This amount included $176.2 million used to repurchase our common stock, offset in part by $82.1 million of cash received from issuances of common stock under our employee stock plans.

On July 24, 2013, we announced that our board of directors had declared a cash dividend of $0.03 per common share to be paid on September 20, 2013 to stockholders of record as of September 6, 2013. We intend to pay a regular quarterly cash dividend on our common stock, subject to approval by our board of directors. Our dividend policy could be impacted in the future by, among other items, future changes in our cash flows and other potential uses of cash.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of June 30, 2013:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Other		Total
	(In millions)
Operating lease obligations	$34.0	$31.0	$9.3	$4.1	$—		$78.4
Purchase commitments	362.8	22.5	3.6	—	—		388.9
Pension contributions	25.5	*	*	*	*		25.5
Uncertain tax positions	—	—	—	—	104.3	**	104.3

Total	$422.3	$53.5	$12.9	$4.1	$104.3		$597.1

*	We have pension plans covering certain U.S. and international employees. Although additional future contributions will be required, the amount and timing of these contributions will be affected by actuarial assumptions, the actual rate of return on plan assets, the level of market interest rates, legislation changes and the amount of voluntary contributions to the plans. The amount shown in the table represents our planned contributions to our pension plans during the remainder of 2013. Because any contributions for 2014 and later will depend on the value of the plan assets in the future and thus are uncertain, we have not included any amounts for 2014 and beyond in the above table.

**	This amount represents the non-current tax payable obligation. We are unable to make a reasonably reliable estimate as to when a cash settlement with a taxing authority may occur.

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

Uncertain Tax Positions

As of June 30, 2013, we had $200.1 million of unrecognized tax benefits, for which we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of statutes of limitations, the possible conclusion of ongoing tax audits in various jurisdictions around the world or other negotiations with tax authorities. If those events occur within the next 12 months, we estimate that the unrecognized tax benefits, plus accrued interest and penalties, could decrease by up to $46.8 million.

Standby Letters of Credit

We had outstanding obligations relating to standby letters of credit of $3.9 million and $4.1 million, respectively, as of June 30, 2013 and December 31, 2012. Standby letters of credit are financial guarantees provided by third parties for leases, customs, taxes and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amounts. The standby letters of credit generally renew annually.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes in our critical accounting estimates or significant accounting policies during the six months ended June 30, 2013 as compared to the discussion in Part II, Item 7 and in Note 2 to our financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

The information contained in Note 1 to our financial statements in Item 1 is incorporated by reference into this Item 2.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in the market risk disclosures during the six months ended June 30, 2013 as compared to the discussion in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control: During the second quarter of 2013, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 1, 2012, our board of directors authorized a common stock repurchase program of up to $500.0 million of our common stock. The repurchases during the quarter ended June 30, 2013 reported in the following table were made pursuant to this authorization:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased
April 1 — April 30, 2013	—	$—	—	$417,864,085
May 1 — May 31, 2013	6,011,402	$6.87	6,011,402	$376,548,476
June 1 — June 30, 2013	2,751,914	$7.34	2,751,914	$356,349,122

Total	8,763,316	$7.02	8,763,316

Item 6. Exhibits

See the Exhibit Index, which follows the signature page to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSI CORPORATION
(Registrant)

Date: August 8, 2013	By	/s/ Bryon Look
Bryon Look
Executive Vice President, Chief Financial Officer and Chief Administrative Officer

EXHIBIT INDEX

10.1	LSI Corporation 2003 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 14, 2013.

10.2	2003 Equity Incentive Plan Form of Notice of Grant of Stock Option for Employees. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 14, 2013.

10.3	2003 Equity Incentive Plan Form of Nonqualified Stock Option Agreement for Employees. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 14, 2013.

10.4	2003 Equity Incentive Plan Form of Notice of Grant of Stock Option for Non-Employee Directors. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on May 14, 2013.

10.5	2003 Equity Incentive Plan Form of Stock Option Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on May 14, 2013.

10.6	2003 Equity Incentive Plan Form of Notice of Grant of Restricted Stock Units for Employees. Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on May 14, 2013.

10.7	2003 Equity Incentive Plan Form of Restricted Stock Unit Agreement for Employees. Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on May 14, 2013.

10.8	2003 Equity Incentive Plan Form of Notice of Grant of Restricted Stock Units for Non-Employee Directors. Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on May 14, 2013.

10.9	2003 Equity Incentive Plan Form of Restricted Stock Unit Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on May 14, 2013.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema document

101.CAL	XBRL taxonomy extension calculation linkbase document

101.DEF	XBRL taxonomy extension definition linkbase document

101.LAB	XBRL taxonomy extension label linkbase document

101.PRE	XBRL taxonomy extension presentation linkbase document