Form 10-Q
period 2013-09-29
LSI CORP
filed 2013-11-08
CIK 703360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2013, there were 544,936,011 shares of the registrant’s Common Stock, $.01 par value, outstanding.

LSI CORPORATION

FORM 10-Q

For the Quarter Ended September 29, 2013

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

LSI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 29, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$396,251	$471,528
Short-term investments	268,382	204,457
Accounts receivable, less allowances of $4,317 and $6,770, respectively	292,567	264,112
Inventories	170,132	206,323
Prepaid expenses and other current assets	66,658	80,372

Total current assets	1,193,990	1,226,792
Property and equipment, net	286,881	269,747
Identified intangible assets, net	397,232	486,119
Goodwill	255,005	255,005
Other assets	118,206	118,502

Total assets	$2,251,314	$2,356,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$162,712	$209,699
Accrued salaries, wages and benefits	136,711	129,533
Other accrued liabilities	160,660	177,662

Total current liabilities	460,083	516,894
Pension and post-retirement benefit obligations	512,407	559,252
Income taxes payable — non-current	109,199	102,246
Other non-current liabilities	17,082	18,149

Total liabilities	1,098,771	1,196,541

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value: 1,300,000 shares authorized; 543,623 and 550,894 shares outstanding, respectively	5,436	5,509
Additional paid-in capital	5,498,383	5,573,248
Accumulated deficit	(3,777,503)	(3,840,803)
Accumulated other comprehensive loss	(573,773)	(578,330)

Total stockholders’ equity	1,152,543	1,159,624

Total liabilities and stockholders’ equity	$2,251,314	$2,356,165

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Revenues	$606,943	$623,962	$1,765,162	$1,905,959
Cost of revenues	294,263	311,311	863,719	974,508

Gross profit	312,680	312,651	901,443	931,451
Research and development	172,296	167,488	520,049	512,923
Selling, general and administrative	85,422	92,032	262,349	271,046
Restructuring of operations and other items, net	6,739	4,221	34,998	26,174

Income from operations	48,223	48,910	84,047	121,308
Interest income and other, net	836	5,855	10,964	30,105

Income before income taxes	49,059	54,765	95,011	151,413
Provision for/(benefit from) income taxes	12,500	15,100	15,400	(22,162)

Net income	$36,559	$39,665	$79,611	$173,575

Net income per share:
Basic	$0.07	$0.07	$0.15	$0.31
Diluted	$0.06	$0.07	$0.14	$0.30
Shares used in computing per share amounts:
Basic	545,451	555,197	547,978	561,708
Diluted	563,621	572,022	565,570	582,296

Cash dividends declared per common share	$0.03	$—	$0.03	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net income	$36,559	$39,665	$79,611	$173,575

Other comprehensive income before tax:
Foreign currency translation adjustments	(1,360)	3,575	(6,667)	178
Available-for-sale securities:
Unrealized gain/(loss)	967	468	(2,449)	1,001
Reclassification of net realized loss/(gain) to net income	122	(115)	138	(817)
Derivative financial instruments:
Unrealized (loss)/gain	(1,079)	991	(2,730)	(358)
Reclassification of net realized loss to net income	1,122	770	820	2,778
Amortization of net actuarial loss, prior service cost and transition asset on defined benefit pension and post-retirement plans	5,148	4,115	15,445	12,267

Other comprehensive income before tax	4,920	9,804	4,557	15,049
Income tax expense related to items of other comprehensive income	—	—	—	—

Other comprehensive income, net of tax	4,920	9,804	4,557	15,049

Comprehensive income	$41,479	$49,469	$84,168	$188,624

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 29, 2013	September 30, 2012
Operating activities:
Net income	$79,611	$173,575
Adjustments:
Depreciation and amortization	136,167	136,318
Stock-based compensation expense	67,620	83,538
Non-cash restructuring of operations and other items, net	6,415	5,739
Gain on re-measurement of a pre-acquisition equity interest to fair value	—	(5,765)
Gain on sale of investments	—	(2,550)
(Gain)/loss on sale of property and equipment	(58)	2,574
Unrealized foreign exchange gain	(3,706)	(80)
Deferred taxes	(467)	(43,246)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combination:
Accounts receivable, net	(28,915)	931
Inventories	36,006	(4,864)
Prepaid expenses and other assets	(10,515)	(720)
Accounts payable	(38,787)	4,335
Accrued and other liabilities	(39,792)	(70,481)

Net cash provided by operating activities	203,579	279,304

Investing activities:
Purchases of debt securities available-for-sale	(163,119)	(94,456)
Proceeds from maturities and sales of debt securities available-for-sale	93,703	29,523
Purchases of other investments	(750)	—
Proceeds from sale of other investments	—	2,550
Purchases of property and equipment	(65,054)	(103,285)
Proceeds from sale of property and equipment	265	1,626
Increase in restricted cash	(3,821)	—
Acquisition of business, net of cash acquired	—	(319,231)

Net cash used in investing activities	(138,776)	(483,273)

Financing activities:
Issuances of common stock	41,305	90,643
Payment of dividends to stockholders	(16,311)	—
Purchases of common stock under repurchase programs	(163,487)	(226,247)

Net cash used in financing activities	(138,493)	(135,604)

Effect of exchange rate changes on cash and cash equivalents	(1,587)	269

Net change in cash and cash equivalents	(75,277)	(339,304)

Cash and cash equivalents at beginning of period	471,528	779,811

Cash and cash equivalents at end of period	$396,251	$440,507

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

For financial reporting purposes, LSI Corporation (“LSI” or the “Company”) reports on a 13- or 14-week quarter with the year ending December 31. The third quarters of 2013 and 2012 consisted of 13 weeks each and ended on September 29, 2013 and September 30, 2012, respectively. The results of operations for the quarter ended September 29, 2013 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued additional guidance regarding the presentation of unrecognized tax benefits. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset if a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is available. This guidance is effective for fiscal years and interim periods beginning after December 15, 2013. The adoption will not have a material impact on the Company’s results of operations or financial position.

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

Stock-based compensation expense, net of estimated forfeitures, related to the Company’s stock options, ESPP and RSUs by expense category was as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In thousands)
Cost of revenues	$2,059	$2,573	$7,171	$9,088
Research and development	8,810	11,170	30,838	35,451
Selling, general and administrative	9,340	13,643	29,611	38,999

Total stock-based compensation expense	$20,209	$27,386	$67,620	$83,538

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

Stock Options

The fair value of each option grant is estimated as of the date of grant using a reduced-form calibrated binomial lattice model (“lattice model”). The following table summarizes the weighted-average assumptions that the Company applied in the lattice model:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Estimated grant date fair value per share	$2.28	$2.50	$2.33	$2.84
Expected life (years)	4.35	4.46	4.38	4.46
Risk-free interest rate	1%	1%	1%	1%
Volatility	47%	52%	49%	47%
Dividend yield	2%	—	0%	—

The following table summarizes changes in stock options outstanding:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at December 31, 2012	56,042	$5.75
Granted	6,636	$6.93
Exercised	(6,936)	$3.41
Canceled	(4,190)	$8.11

Options outstanding at September 29, 2013	51,552	$6.02	3.47	$107,013

Options exercisable at September 29, 2013	34,481	$5.81	2.42	$80,237

As of September 29, 2013, the total unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $32.3 million and is expected to be recognized over the next 2.3 years on a weighted-average basis.

Restricted Stock Units

The cost of service-based and performance-based RSUs is determined using the fair value of the Company’s common stock on the date of grant. For performance-based RSU expense, the Company also considers the probability that those RSUs will vest.

Service-based:

The vesting of service-based RSUs requires that the employees remain employed by the Company for a specified period of time.

The following table summarizes changes in service-based RSUs outstanding:

	Number of Units	Weighted-Average Grant Date Fair Value per Share
	(In thousands)
Unvested service-based RSUs outstanding at December 31, 2012	17,655	$6.99
Granted	8,691	$6.95
Vested	(5,249)	$6.80
Forfeited	(1,059)	$6.84

Unvested service-based RSUs outstanding at September 29, 2013	20,038	$7.03

As of September 29, 2013, the total unrecognized compensation expense related to service-based RSUs, net of estimated forfeitures, was $107.4 million and will be recognized over the next 2.6 years on a weighted-average basis.

Performance-based:

The vesting of performance-based RSUs is contingent upon the Company meeting specified performance criteria and requires that the employees remain employed by the Company for a specified period of time.

The following table summarizes changes in performance-based RSUs outstanding:

	Number of Units	Weighted-Average Grant Date Fair Value per Share
	(In thousands)
Unvested performance-based RSUs outstanding at December 31, 2012	5,634	$7.29
Granted	1,441	$6.89
Vested	(3,167)	$7.41
Forfeited	(392)	$6.61

Unvested performance-based RSUs outstanding at September 29, 2013	3,516	$7.10

As of September 29, 2013, the total unrecognized compensation expense related to performance-based RSUs, net of estimated forfeitures, was $12.8 million and, if the performance conditions are fully met, will be recognized over the next 1.5 years.

Employee Stock Purchase Plan

Compensation expense for the ESPP is calculated using the fair value of the employees’ purchase rights computed under the Black-Scholes model. Under the ESPP, rights to purchase shares are granted during the second and fourth quarters of each year. The Company issued 3.2 million and 2.8 million shares of common stock under the ESPP during the three months ended June 30, 2013 and July 1, 2012, respectively. No shares related to the ESPP were issued during the three months ended September 29, 2013 or September 30, 2012. The following table summarizes the weighted-average assumptions that the Company applied in the calculation of the fair value for the May 2013 and May 2012 grants:

	2013	2012
Estimated grant date fair value per share	$1.88	$2.19
Expected life (years)	0.8	0.8
Risk-free interest rate	0.11%	0.17%
Volatility	34%	41%

Note 3 — Stockholders’ Equity

Common Stock Repurchases

On August 1, 2012, the Company’s board of directors authorized a common stock repurchase program of up to $500.0 million of its common stock. As of September 29, 2013, $315.1 million remained available for repurchases under this program.

The following table summarizes the Company’s common stock repurchases:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In thousands)
Dollar value of shares repurchased	$41,207	$50,062	$163,487	$226,247
Number of shares repurchased	5,389	6,611	22,787	29,131

Repurchased shares are retired immediately and are recorded as reductions in common stock and additional paid-in capital.

Cash Dividends on Common Stock

On July 24, 2013, the Company announced that its board of directors had declared a cash dividend of $0.03 per common share to be paid on September 20, 2013 to stockholders of record as of September 6, 2013. The Company paid cash dividends of $16.3 million related to the July 2013 declaration. No cash dividend was paid in 2012.

Note 4 — Restructuring and Other Items

The following table summarizes items included in restructuring of operations and other items, net:

	Three Months Ended				Nine Months Ended
	September 29, 2013		September 30, 2012		September 29, 2013		September 30, 2012
	(In thousands)
Leases	$43	(a)	$901	(a)	$3,842	(a)	$3,716	(a)
Employee severance and benefits	2,870		1,239		9,426		2,698
Other exit costs	—		3,515	(b)	—		3,515	(b)

Total restructuring expense	2,913		5,655		13,268		9,929
Other items, net	3,826		(1,434)		21,730	(c)	16,245	(d)

Total restructuring of operations and other items, net	$6,739		$4,221		$34,998		$26,174

(a)	Includes lease obligation costs and related changes in estimates, changes in time value and other ongoing expenditures.
(b)	Primarily consists of a $2.7 million loss on the sale of a property.
(c)	Primarily includes $13.7 million for litigation settlements.
(d)	Primarily consists of $8.4 million of acquisition-related costs and $6.7 million of costs related to the transition service agreement associated with the sale of the external storage systems business.

The following table summarizes the significant activities within, and components of, the Company’s restructuring obligations:

	Leases		Employee Severance and Benefits		Total
	(In thousands)
Balance at December 31, 2012	$12,991		$5,003		$17,994
Expense	3,842		9,426		13,268
Utilized	(11,468	)(a)	(9,824	)(a)	(21,292)

Balance at September 29, 2013	$5,365	(b)	$4,605	(b)	$9,970

(a)	Represents cash payments.
(b)	The balance remaining for lease obligations is expected to be paid during the remaining terms of the leases, which extend through the first quarter of 2015. The majority of the balance remaining for employee severance and benefits is expected to be paid by the second quarter of 2014.

Note 5 — Benefit Obligations

The Company provides retirement benefits to certain current and former U.S. employees under defined benefit pension plans, which include a management plan and a represented plan. Benefits under the management plan are provided under either an adjusted career-average-pay program or a cash-balance program. Benefits under the represented plan are based on a dollar-per-month formula. Benefit accruals under the management plan were frozen in 2009. Participants in the adjusted career-average-pay program no longer earn service accruals. Participants in the cash-balance program no longer earn service accruals, but continue to earn 4% interest per year on their cash-balance accounts. There are no active participants under the represented plan.

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

The following tables summarize the components of the net periodic benefit cost:

	Three Months Ended
	September 29, 2013		September 30, 2012
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In thousands)
Service cost	$120	$15	$96	$22
Interest cost	14,318	592	15,355	657
Expected return on plan assets	(16,578)	(888)	(17,024)	(953)
Net actuarial loss, prior service cost and transition asset amortization	4,785	363	3,592	523

Total benefit cost	$2,645	$82	$2,019	$249

	Nine Months Ended
	September 29, 2013		September 30, 2012
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In thousands)
Service cost	$362	$45	$321	$67
Interest cost	42,951	1,775	46,090	1,950
Expected return on plan assets	(49,734)	(2,665)	(51,077)	(2,859)
Net actuarial loss, prior service cost and transition asset amortization	14,354	1,091	10,754	1,513

Total benefit cost	$7,933	$246	$6,088	$671

During the nine months ended September 29, 2013, the Company contributed $41.1 million to its pension plans. The Company expects to contribute an additional $10.9 million to its pension plans during the remainder of 2013. The Company does not expect to contribute to its post-retirement benefit plan in 2013.

Note 6 — Cash Equivalents and Investments

The following tables summarize the Company’s cash equivalents and investments measured at fair value:

	Fair Value Measurements as of September 29, 2013
	Level 1		Level 2		Total
	(In thousands)
Cash equivalents:
Money-market funds	$262,359	(a)	$—		$262,359

Available-for-sale debt securities:
Asset-backed and mortgage-backed securities:
Agency securities	$—		$142,420	(b)	$142,420
Non-agency securities	—		658	(b)	658
Government and agency securities	35,680	(a)	59,926	(b)	95,606
Corporate debt securities	—		18,967	(b)	18,967
Commercial paper	—		10,731	(b)	10,731

Total short-term investments	$35,680		$232,702		$268,382

Long-term investments in equity securities:
Marketable available-for-sale equity securities	$2,687	(c)	$—		$2,687

	Fair Value Measurements as of December 31, 2012
	Level 1		Level 2		Total
	(In thousands)
Cash equivalents:
Money-market funds	$364,596	(a)	$—		$364,596
Government and agency securities	—		6,479	(b)	6,479

Total cash equivalents	$364,596		$6,479		$371,075

Available-for-sale debt securities:
Asset-backed and mortgage-backed securities:
Agency securities	$—		$129,463	(b)	$129,463
Non-agency securities	—		1,393	(b)	1,393
Government and agency securities	17,042	(a)	49,658	(b)	66,700
Corporate debt securities	—		6,001	(b)	6,001
Commercial paper	—		900	(b)	900

Total short-term investments	$17,042		$187,415		$204,457

Long-term investments in equity securities:
Marketable available-for-sale equity securities	$1,689	(c)	$—		$1,689

(a)	The fair value of money-market funds is determined using unadjusted prices in active markets. Level 1 government and agency securities consist of U.S. government securities and their fair value is determined using quoted prices in active markets.
(b)	These investments are traded less frequently than Level 1 securities and are valued using inputs that include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates, yield curves, prepayment speeds, collateral performance, broker/dealer quotes and indices that are observable at commonly quoted intervals.
(c)	The fair value of marketable equity securities is determined using quoted prices in active markets. These amounts are included within other assets in the condensed consolidated balance sheets.

As of September 29, 2013 and December 31, 2012, the aggregate carrying value of the Company’s non-marketable securities was $42.8 million and $42.1 million, respectively.

Upon the acquisition of SandForce, Inc. (“SandForce”) in January 2012, the Company recognized a gain of $5.8 million as a result of re-measuring its pre-acquisition equity interest in SandForce to estimated fair value. There were no other non-marketable securities fair-valued during the three and nine months ended September 29, 2013 or September 30, 2012.

The following tables summarize the Company’s available-for-sale securities:

	September 29, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Short-term debt securities:
Asset-backed and mortgage-backed securities	$140,718	$4,617	$(2,257)	$143,078
Government and agency securities	95,481	430	(305)	95,606
Corporate debt securities	18,926	87	(46)	18,967
Commercial paper	10,731	—	—	10,731

Total short-term debt securities	$265,856	$5,134	$(2,608)	$268,382

Long-term marketable equity securities	$669	$2,018	$—	$2,687

	December 31, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Short-term debt securities:
Asset-backed and mortgage-backed securities	$125,563	$6,390	$(1,097)	$130,856
Government and agency securities	65,904	802	(6)	66,700
Corporate debt securities	5,864	137	—	6,001
Commercial paper	900	—	—	900

Total short-term debt securities	$198,231	$7,329	$(1,103)	$204,457

Long-term marketable equity securities	$669	$1,020	$—	$1,689

As of September 29, 2013, there were 217 investments in an unrealized loss position. The following tables summarize the gross unrealized losses and fair values of the Company’s short-term investments that have been in a continuous unrealized loss position for less than and greater than 12 months, aggregated by investment category:

	September 29, 2013
	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Asset-backed and mortgage-backed securities	$70,172	$(2,040)	$6,499	$(217)
Government and agency securities	32,035	(305)	—	—
Corporate debt securities	9,634	(46)	—	—

Total	$111,841	$(2,391)	$6,499	$(217)

	December 31, 2012
	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Asset-backed and mortgage-backed securities	$38,280	$(1,018)	$4,141	$(79)
Government and agency securities	18,301	(6)	—	—

Total	$56,581	$(1,024)	$4,141	$(79)

Net realized losses and gains on sales of available-for-sale securities were not material for the three and nine months ended September 29, 2013 or September 30, 2012.

Contractual maturities of available-for-sale debt securities as of September 29, 2013 were as follows (in thousands):

Due within one year	$33,033
Due in 1-5 years	93,749
Due in 5-10 years	10,309
Due after 10 years	131,291

Total	$268,382

The maturities of asset-backed and mortgage-backed securities were determined based on contractual principal maturities assuming no prepayments.

Note 7 — Supplemental Financial Information

Inventories

	September 29, 2013	December 31, 2012
	(In thousands)
Raw materials	$70	$176
Work-in-process	28,623	52,003
Finished goods	141,439	154,144

Total inventories	$170,132	$206,323

Accumulated Other Comprehensive Loss

The following table presents the components of, and changes in, accumulated other comprehensive loss, net of taxes:

	Balance at December 31, 2012	Other Comprehensive Loss before Reclassifications	Amounts Reclassified from Accumulated Other Comprehensive Loss(a)	Net Current Period Other Comprehensive Income	Balance at September 29, 2013
	(In thousands)
Foreign currency translation adjustments	$39,881	$(6,667)	$—	$(6,667)	$33,214
Net unrealized gain on investments	4,484	(2,449)	138	(2,311)	2,173
Net unrealized gain/(loss) on derivatives	224	(2,730)	820	(1,910)	(1,686)
Defined benefit pension and post-retirement plans	(622,919)	—	15,445	15,445	(607,474)

Total accumulated other comprehensive loss	$(578,330)	$(11,846)	$16,403	$4,557	$(573,773)

(a)	The reclassified components of defined benefit pension and post-retirement plans were included in the computation of net periodic benefit cost (see Note 5). All other reclassified amounts were insignificant for all periods presented.

Reconciliation of Basic and Diluted Shares

The following table provides a reconciliation of basic and diluted shares:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In thousands)
Basic shares	545,451	555,197	547,978	561,708
Dilutive effect of stock options, employee stock purchase rights and RSUs	18,170	16,825	17,592	20,588

Diluted shares	563,621	572,022	565,570	582,296

The weighted-average common share equivalents that were excluded from the computation of diluted shares because their inclusion would have had an anti-dilutive effect on net income per share were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In thousands)
Anti-dilutive securities:
Stock options	20,159	29,181	25,056	27,694
RSUs	—	9,871	556	6,621

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

Cash-Flow Hedges

The Company enters into forward contracts that are designated as foreign-currency cash-flow hedges of selected forecasted payments denominated in currencies other than U.S. dollars. These forward contracts generally mature within twelve months. The Company evaluates and calculates the effectiveness of each hedge at least quarterly. Changes in fair value attributable to changes in time value are excluded from the assessment of effectiveness and are recognized in interest income and other, net. The effective portion of the forward contracts’ gain or loss is recorded in other comprehensive income and, when the hedged expense is recognized, is subsequently reclassified into earnings within the same line item in the statement of operations as the impact of the hedged transaction. The ineffective portion of the gain or loss is reported in earnings immediately. As of September 29, 2013 and December 31, 2012, the total notional value of outstanding forward contracts, designated as foreign-currency cash-flow hedges, was $42.1 million and $39.8 million, respectively.

Other Foreign-Currency Hedges

The Company enters into foreign-exchange forward contracts that are used to hedge certain assets or liabilities denominated in non-functional currencies and that do not qualify for hedge accounting. These forward contracts generally mature within three months. Changes in the fair value of these forward contracts are recorded immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged. As of September 29, 2013 and December 31, 2012, the total notional value of outstanding forward contracts, not designated as hedges under hedge accounting, was $58.9 million and $31.6 million, respectively. For the three and nine months ended September 29, 2013, the Company recognized losses of $0.7 million and $4.4 million on other foreign-currency hedges, respectively. For the three and nine months ended September 30, 2012, the Company recognized gains of $2.7 million and $1.0 million on other foreign-currency hedges, respectively. These amounts are included in interest income and other, net in the condensed consolidated statements of operations and were substantially offset by the gains and losses on the underlying foreign-currency-denominated assets or liabilities.

Fair Value of Derivative Instruments

The total fair value of derivative assets and liabilities was recorded in prepaid expenses and other current assets and in other accrued liabilities, respectively, in the condensed consolidated balance sheets. As of September 29, 2013 and December 31, 2012, the total fair value of derivative assets and liabilities was immaterial.

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

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In thousands)
North America*	$161,692	$164,111	$466,034	$477,548
Asia	393,624	414,409	1,152,905	1,292,419
Europe and the Middle East	51,627	45,442	146,223	135,992

Total	$606,943	$623,962	$1,765,162	$1,905,959

*	Primarily the United States.

Information about Product Groups

The following table presents the Company’s revenues by product groups:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In thousands)
Storage products	$469,609	$492,600	$1,364,755	$1,515,766
Networking products	108,833	105,849	305,932	311,651
Other	28,501	25,513	94,475	78,542

Total	$606,943	$623,962	$1,765,162	$1,905,959

Note 10 — Income Taxes

The Company recorded income tax provisions of $12.5 million and $15.4 million for the three and nine months ended September 29, 2013, respectively, and an income tax provision of $15.1 million and an income tax benefit of $22.2 million for the three and nine months ended September 30, 2012, respectively.

The income tax provision for the nine months ended September 29, 2013 included a reversal of $9.1 million of liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $4.2 million and interest and penalties of $4.9 million, as a result of the expiration of statutes of limitations in multiple jurisdictions.

The income tax benefit for the nine months ended September 30, 2012 included a tax benefit of approximately $43.2 million due to the release of valuation allowance resulting from the net deferred tax liabilities recorded as part of the SandForce purchase price allocation. The income tax benefit for the nine months ended September 30, 2012 also included a reversal of $10.8 million of liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $5.7 million and interest and penalties of $5.1 million, as a result of the expiration of statutes of limitations in multiple jurisdictions.

On September 13, 2013, the Internal Revenue Service (“IRS”) and Treasury Department released final regulations related to the timing of deductibility of expenditures related to tangible property. These regulations apply to tax years beginning on or after January 1, 2014. The Company is currently assessing the impact of these regulations and does not expect that the application of these rules will have a material impact on its results of operations.

The Company computes its tax provision using an estimated annual tax rate. The Company excludes certain loss jurisdictions from the computation of the estimated annual rate when no benefit can be realized on those losses. Historically, the Company has sustained losses from its U.S. operations and, as a result, has maintained a full valuation allowance against U.S. net deferred tax assets. The Company recently achieved profitability in the U.S.; however, management does not believe there is sufficient positive evidence to reach a conclusion that it is more likely than not that the Company will generate sufficient future taxable income in the U.S. to realize the benefits of its deferred tax assets. Depending on future results and projected trends, it is reasonably possible that the Company may determine in the foreseeable future that it is more likely than not that a significant portion of its U.S. deferred tax assets will be realized, resulting in a release of a significant portion of the valuation allowance.

As of September 29, 2013, the Company had $204.7 million of unrecognized tax benefits for which the Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of statutes of limitations, the possible conclusion of ongoing tax audits in various jurisdictions around the world or other negotiations with tax authorities. If those events occur within the next 12 months, the Company estimates that the unrecognized tax benefits, plus accrued interest and penalties, could decrease by up to $54.7 million.

Note 11 — Related Party Transactions

A member of the Company’s board of directors is also a member of the board of directors of Seagate Technology (“Seagate”). The Company sells semiconductors used in storage product applications to Seagate for prices comparable to those charged to an unrelated third party. Revenues from sales by the Company to Seagate were $145.0 million and $449.2 million for the three and nine months ended September 29, 2013, respectively. Revenues from sales by the Company to Seagate were $170.3 million and $604.9 million for the three and nine months ended September 30, 2012, respectively. The Company had accounts receivable from Seagate of $83.0 million and $94.0 million as of September 29, 2013 and December 31, 2012, respectively.

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

The Company purchased $10.1 million and $30.4 million of inventory from SMP during the three and nine months ended September 29, 2013, respectively. The Company purchased $11.6 million and $35.5 million of inventory from SMP during the three and nine months ended September 30, 2012, respectively. As of September 29, 2013 and December 31, 2012, the amounts payable to SMP were $4.8 million and $9.2 million, respectively.

Note 12 — Commitments, Contingencies and Legal Matters

Purchase Commitments

The Company maintains purchase commitments with certain suppliers, primarily for raw materials and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time horizon as mutually agreed upon between the parties. This forecasted time horizon can vary for different suppliers. As of September 29, 2013, the Company had purchase commitments of $351.7 million, which are due through 2018.

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

Guarantees

Product Warranties:

The following table sets forth a summary of changes in product warranties:

Accrued Warranties
(In thousands)
Balance as of December 31, 2012	$5,426
Accruals for warranties issued during the period	107
Adjustments to pre-existing accruals (including changes in estimates)	858
Settlements made during the period (in cash or in kind)	(295)

Balance as of September 29, 2013	$6,096

Standby Letters of Credit:

The Company had outstanding obligations relating to standby letters of credit of $3.8 million and $4.1 million, respectively, as of September 29, 2013 and December 31, 2012. Standby letters of credit are financial guarantees provided by third parties for leases, customs, taxes and certain self-insured risks. If the guarantees are called, the Company must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amounts. The standby letters of credit generally renew annually.

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

The Company has not provided accruals for any litigation matters in its financial statements as potential losses for such matters are not considered probable and reasonably estimable. However, because such matters are subject to many uncertainties, the ultimate outcomes are not predictable, and there can be no assurances that the actual amounts required to satisfy any liabilities arising from the matters described above will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

Note 13 — Subsequent Event

On October 23, 2013, the Company announced that its board of directors had declared a cash dividend of $0.03 per common share to be paid on December 20, 2013 to stockholders of record as of December 6, 2013.

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

OVERVIEW

Our results of operations for each period were as follows:

	Three Months Ended			Nine Months Ended
	September 29, 2013	September 30, 2012	Change	September 29, 2013	September 30, 2012	Change
	(Dollars in millions, except per share amounts)
Revenues	$606.9	$624.0	$(17.1)	$1,765.2	$1,906.0	$(140.8)
Gross profit margin as a percentage of revenues	51.5%	50.1%	1.4%	51.1%	48.9%	2.2%
Net income	$36.6	$39.7	$(3.1)	$79.6	$173.6	$(94.0)
Net income per diluted share	$0.06	$0.07	$(0.01)	$0.14	$0.30	$(0.16)

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

We derive the majority of our revenues from sales of products for the hard disk and solid state drive, server and networking equipment end markets and our revenues depend on market demand for these types of products. We believe that these markets offer us attractive opportunities because of the growing demand to create, store, manage and move digital content efficiently. Our products are sold primarily to original equipment manufacturers, or OEMs, in the storage, server and networking industries. We also sell some of our products through a network of resellers and distributors. The markets in which we operate are highly competitive and our revenues depend on our ability to compete successfully. We face competition not only from makers of products similar to ours, but also from competing technologies.

Our board of directors authorized a stock repurchase program of up to $500.0 million on August 1, 2012. During the nine months ended September 29, 2013, we repurchased 22.8 million shares for $163.5 million under this program. As of September 29, 2013, $315.1 million remained available for stock repurchases. Future purchases under the stock repurchase program are expected to be funded with available cash, cash equivalents and short-term investments. We ended the third quarter of 2013 with cash and cash equivalents, together with short-term investments, of $664.6 million, compared to $676.0 million at the end of 2012.

On October 23, 2013, we announced that our board of directors had declared a cash dividend of $0.03 per common share to be paid on December 20, 2013 to stockholders of record as of December 6, 2013. During the quarter ended September 29, 2013, we declared and paid a cash dividend of $0.03 per common share, or $16.3 million in total, on our outstanding common stock. We intend to pay a regular quarterly cash dividend on our common stock, subject to approval by our board of directors.

In early 2012, our sales of semiconductors for hard disk drives benefited as the hard disk drive industry recovered from the impact of flooding that occurred in Thailand in late 2011. Sales of desktop and notebook computers have declined in 2013 compared to 2012, and we expect the year over year decline in personal computer sales to continue in the near term, affecting sales of hard disk and solid state drives and our revenues from semiconductors for hard disk and solid state drives. We also believe that global economic conditions remain uncertain, and are resulting in reduced spending on information technology products in general, which is also affecting our revenues.

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

RESULTS OF OPERATIONS

Revenues

	Three Months Ended				Nine Months Ended
	September 29, 2013	September 30, 2012	$ Change	% Change	September 29, 2013	September 30, 2012	$ Change	% Change
	(Dollars in millions)
Revenues	$606.9	$624.0	$(17.1)	(2.7)%	$1,765.2	$1,906.0	$(140.8)	(7.4)%

The decrease in revenues for the three months ended September 29, 2013 as compared to the three months ended September 30, 2012 primarily reflected lower unit sales of semiconductors used in hard disk drives and lower unit sales of flash memory-based storage products in 2013.

The decrease in revenues for the nine months ended September 29, 2013 as compared to the nine months ended September 30, 2012 reflected lower unit sales of semiconductors used in hard disk drives and our older networking products in 2013. Revenues in 2012 reflected temporarily higher unit sales of semiconductors used in hard disk drives as a result of the recovery from the Thailand flooding. These decreases were partially offset by increased unit sales from the ramping of flash memory-based storage products and a $15.9 million increase in intellectual property licensing revenues in 2013.

Significant Customers:

The following table provides information about sales to Seagate, which was our only customer that accounted for 10% or more of our revenues in each of the three and nine months ended September 29, 2013 and September 30, 2012:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Percentage of revenues	24%	27%	25%	32%

Revenues by Geography:

The following table summarizes our revenues by geography based on the ordering location of the customer. Because we sell our products primarily to other sellers of technology products and not to end users, the information in the table below may not accurately reflect geographic end-user demand for our products.

	Three Months Ended				Nine Months Ended
	September 29, 2013	September 30, 2012	$ Change	% Change	September 29, 2013	September 30, 2012	$ Change	% Change
	(Dollars in millions)
North America*	$161.7	$164.1	$(2.4)	(1.5)%	$466.1	$477.6	$(11.5)	(2.4)%
Asia	393.6	414.4	(20.8)	(5.0)%	1,152.9	1,292.4	(139.5)	(10.8)%
Europe and the Middle East	51.6	45.5	6.1	13.4%	146.2	136.0	10.2	7.5%

Total	$606.9	$624.0	$(17.1)	(2.7)%	$1,765.2	$1,906.0	$(140.8)	(7.4)%

*	Primarily the United States.

The decreases in revenues in North America for the three and nine months ended September 29, 2013 as compared to the three and nine months ended September 30, 2012 reflected lower unit sales of semiconductors used in hard disk drives in 2013. These decreases were partially offset by increased unit sales from the ramping of flash memory-based storage products and an increase in intellectual property licensing revenues in 2013.

The decrease in revenues in Asia for the three months ended September 29, 2013 as compared to the three months ended September 30, 2012 was primarily attributable to lower unit sales of flash memory-based storage products and our older networking products in 2013. The decrease in revenues in Asia for the nine months ended September 29, 2013 as compared to the nine months ended September 30, 2012 was primarily attributable to lower unit sales of semiconductors used in hard disk drives in 2013 as compared to 2012, which temporarily benefited from the recovery from the flooding in Thailand.

The increases in revenues in Europe and the Middle East for the three and nine months ended September 29, 2013 as compared to the three and nine months ended September 30, 2012 were primarily due to an increase in networking products sales as a result of the ramping of new networking products with existing customers.

Revenues by Product Groups:

The following table presents our revenues by product groups:

	Three Months Ended				Nine Months Ended
	September 29, 2013	September 30, 2012	$ Change	% Change	September 29, 2013	September 30, 2012	$ Change	% Change
	(Dollars in millions)
Storage products	$469.6	$492.6	$(23.0)	(4.7)%	$1,364.8	$1,515.8	$(151.0)	(10.0)%
Networking products	108.8	105.9	2.9	2.7%	305.9	311.7	(5.8)	(1.9)%
Other	28.5	25.5	3.0	11.8%	94.5	78.5	16.0	20.4%

Total	$606.9	$624.0	$(17.1)	(2.7)%	$1,765.2	$1,906.0	$(140.8)	(7.4)%

The decrease in revenues from storage products for the three months ended September 29, 2013 as compared to the three months ended September 30, 2012 was attributable to lower unit sales of semiconductors used in hard disk drives and flash memory-based storage products in 2013. The decrease in revenues from storage products for the nine months ended September 29, 2013 as compared to the nine months ended September 30, 2012 was attributable to lower unit sales of semiconductors used in hard disk drives in 2013 as compared to 2012, which temporarily benefited from the recovery from the flooding in Thailand. The decrease was partially offset by increased unit sales from the ramping of flash memory-based storage products.

The increase in revenues from networking products for the three months ended September 29, 2013 as compared to the three months ended September 30, 2012 was primarily the result of the ramping of new products with existing customers. The decrease in revenues from networking products for the nine months ended September 29, 2013 as compared to the nine months ended September 30, 2012 was primarily the result of lower unit sales of semiconductors used in our older networking products, offset in part by increased sales from the ramping of new products with existing customers.

The increases in other revenues for the three and nine months ended September 29, 2013 as compared to the three and nine months ended September 30, 2012, respectively, primarily resulted from higher intellectual property licensing revenues in 2013.

Gross Profit Margin

	Three Months Ended				Nine Months Ended
	Dollar Amount		Percentage of Revenues		Dollar Amount		Percentage of Revenues
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
(Dollars in millions)
Gross profit margin	$312.7	$312.7	51.5%	50.1%	$901.4	$931.5	51.1%	48.9%

Various factors affect and may continue to affect our product gross margin. These factors include, but are not limited to, changes in our production mix and volume of product sales, the timing of production ramps and margin structures for new products, the positions of our products in their life cycles, the effects of competition, the price of commodities used in our products, provisions for excess and obsolete inventories, changes in the costs charged by foundry, assembly and test subcontractors, and amortization of acquired intangible assets.

Gross profit margin as a percentage of revenues increased by 1.4% for the three months ended September 29, 2013 as compared to the three months ended September 30, 2012. The increase was primarily attributable to continued improvement in operational efficiency in manufacturing operations, offset in part by decreased revenues with a similar level of fixed costs and increased revenues from lower margin products.

Gross profit margin as a percentage of revenues increased by 2.2% for the nine months ended September 29, 2013 as compared to the nine months ended September 30, 2012. The increase was primarily attributable to continued improvement in operational efficiency in manufacturing operations. The increase was offset in part by decreased revenues with a similar level of fixed costs.

Research and Development

	Three Months Ended				Nine Months Ended
	September 29, 2013	September 30, 2012	$ Change	% Change	September 29, 2013	September 30, 2012	$ Change	% Change
	(Dollars in millions)
Research and development	$172.3	$167.5	$4.8	2.9%	$520.0	$512.9	$7.1	1.4%
Percentage of revenues	28.4%	26.8%			29.5%	26.9%

The increases in R&D expense for the three and nine months ended September 29, 2013 as compared to the three and nine months ended September 30, 2012, respectively, were primarily attributable to higher compensation-related expenses, offset in part by lower costs for shared development engineering projects due to higher contribution from customers.

Selling, General and Administrative

	Three Months Ended				Nine Months Ended
	September 29, 2013	September 30, 2012	$ Change	% Change	September 29, 2013	September 30, 2012	$ Change	% Change
	(Dollars in millions)
Selling, general and administrative	$85.4	$92.0	$(6.6)	(7.2)%	$262.3	$271.0	$(8.7)	(3.2)%
Percentage of revenues	14.1%	14.7%			14.9%	14.2%

The decrease in SG&A expense for the three months ended September 29, 2013 as compared to the three months ended September 20, 2012 was primarily attributable to lower legal fees following the litigation settlements in early 2013, lower compensation-related expenses, and decreases in selling, general and administrative expenses as a result of our continuing focus on control of expenses.

The decrease in SG&A expense for the nine months ended September 29, 2013 as compared to the nine months ended September 30, 2012 was primarily attributable to lower compensation-related expenses and decreases in general and administrative expenses as a result of our continuing focus on control of expenses.

Restructuring of Operations and Other Items, net

The following table summarizes items included in restructuring of operations and other items, net:

	Three Months Ended				Nine Months Ended
	September 29, 2013		September 30, 2012		September 29, 2013		September 30, 2012
	(In millions)
Leases	$—	(a)	$0.9	(a)	$3.8	(a)	$3.7	(a)
Employee severance and benefits	2.9		1.2		9.5		2.7
Other exit costs	—		3.5	(b)	—		3.5	(b)

Total restructuring expense	2.9		5.6		13.3		9.9
Other items, net	3.8		(1.4)		21.7	(c)	16.3	(d)

Total restructuring of operations and other items, net	$6.7		$4.2		$35.0		$26.2

(a)	Includes lease obligation costs and related changes in estimates, changes in time value and other ongoing expenditures.
(b)	Primarily consists of a $2.7 million loss on the sale of a property.
(c)	Primarily includes $13.7 million for litigation settlements.
(d)	Primarily consists of $8.4 million of acquisition-related costs and $6.7 million of costs related to the transition service agreement associated with the sale of the external storage systems business.

Interest Income and Other, net

The following table summarizes components of interest income and other, net:

	Three Months Ended				Nine Months Ended
	September 29, 2013	September 30, 2012	$ Change	% Change	September 29, 2013	September 30, 2012	$ Change	% Change
	(Dollars in millions)
Interest income	$1.0	$1.6	$(0.6)	(37.5)%	$2.5	$4.7	$(2.2)	(46.8)%
Other (expense)/ income, net	(0.2)	4.3	(4.5)	(104.7)%	8.4	25.4	(17.0)	(66.9)%

Total	$0.8	$5.9	$(5.1)	(86.4)%	$10.9	$30.1	$(19.2)	(63.8)%

The decreases in interest income for the three and nine months ended September 29, 2013 as compared to the three and nine months ended September 30, 2012, respectively, primarily resulted from lower returns on investments in 2013 as compared to 2012.

Other income, net, for the nine months ended September 29, 2013 primarily included $6.1 million of insurance proceeds we received for covered losses related to the 2011 Thailand flooding. We do not expect any further insurance recoveries related to the Thailand flooding.

Other income, net, for the three months ended September 30, 2012 primarily included a $2.6 million gain on the sale of certain non-marketable equity securities. Other income, net, for the nine months ended September 30, 2012 primarily included $6.3 million of income for services provided under the transition service agreements associated with the sale of the external storage systems business, a $5.8 million gain as a result of re-measuring our pre-acquisition equity interest in SandForce to estimated fair value, $5.5 million of insurance proceeds we received for covered losses related to the 2011 Thailand flooding and a $2.6 million gain on the sale of certain non-marketable equity securities.

Income Taxes

We recorded income tax provisions of $12.5 million and $15.4 million for the three and nine months ended September 29, 2013, respectively, and an income tax provision of $15.1 million and an income tax benefit of $22.2 million for the three and nine months ended September 30, 2012, respectively.

The income tax provision for the nine months ended September 29, 2013 included a reversal of $9.1 million of liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $4.2 million and interest and penalties of $4.9 million, as a result of the expiration of statutes of limitations in multiple jurisdictions.

The income tax benefit for the nine months ended September 30, 2012 included a tax benefit of approximately $43.2 million due to the release of valuation allowance resulting from the net deferred tax liabilities recorded as part of the SandForce purchase price allocation. The income tax benefit for the nine months ended September 30, 2012 also included a reversal of $10.8 million of liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $5.7 million and interest and penalties of $5.1 million, as a result of the expiration of statutes of limitations in multiple jurisdictions.

We compute our tax provision using an estimated annual tax rate. We exclude certain loss jurisdictions from the computation of the estimated annual rate when no benefit can be realized on those losses. Historically, we have sustained losses from our U.S. operations and, as a result, have maintained a full valuation allowance against U.S. net deferred tax assets. We recently achieved profitability in the U.S.; however, we do not believe there is sufficient positive evidence to reach a conclusion that it is more likely than not that we will generate sufficient future taxable income in the U.S. to realize the benefits of our deferred tax assets. Depending on future results and projected trends, it is reasonably possible that we may determine in the foreseeable future that it is more likely than not that a significant portion of our U.S. deferred tax assets will be realized, resulting in a release of a significant portion of the valuation allowance.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Cash, cash equivalents, short-term investments and cash generated from our operations are our primary sources of liquidity. Short-term investments consist primarily of U.S. government and agency securities. We believe that our existing liquid resources and cash generated from operations will be adequate to meet our operating and capital requirements and other obligations, and fund cash dividends and any common stock repurchases for more than the next 12 months. We may, however, find it desirable to obtain additional debt or equity financing. Such financing may not be available to us at all or on acceptable terms if we determine that it would be desirable to obtain additional financing.

Cash, cash equivalents and short-term investments decreased to $664.6 million as of September 29, 2013 from $676.0 million as of December 31, 2012. The decrease was mainly due to cash outflows for investing and financing activities, substantially offset by cash inflows generated from operating activities as described below.

Working Capital

Working capital increased by $24.0 million to $733.9 million as of September 29, 2013 from $709.9 million as of December 31, 2012. The increase was attributable to the following:

•	Accounts payable decreased by $47.0 million primarily due to the timing of invoice receipts and payments;

•	Accounts receivable increased by $28.5 million primarily as a result of higher shipments toward the end of the third quarter of 2013 as compared to the fourth quarter of 2012; and

•	Other accrued liabilities decreased by $17.0 million primarily due to decreases in income taxes payable and other accruals.

These increases in working capital were offset in part by the following:

•	Inventories decreased by $36.2 million, which primarily reflects our continued proactive management of inventory levels;

•	Prepaid expenses and other current assets decreased by $13.7 million primarily as a result of a decrease in prepaid software;

•

Cash, cash equivalents and short-term investments decreased by $11.4 million primarily due to common stock repurchases of $163.5 million; $64.8 million used for purchases of property and equipment, net of proceeds from sales; and dividend payments of $16.3 million, substantially offset by net cash provided by operating activities of $203.6 million and proceeds from issuances of common stock of $41.3 million; and

•	Accrued salaries, wages and benefits increased by $7.2 million primarily due to the timing of payments for salaries, benefits and performance-based compensation.

Working capital decreased by $265.5 million to $696.3 million as of September 30, 2012 from $961.8 million as of December 31, 2011. The decrease was primarily attributable to following:

•

Cash, cash equivalents and short-term investments decreased by $292.5 million primarily due to $319.2 million used in connection with the acquisition of SandForce in January 2012, net of cash acquired, $226.2 million used to repurchase our common stock, and $101.7 million used for purchases of property and equipment, net of proceeds from sales, offset in part by net cash provided by operating activities of $279.3 million and proceeds from issuance of common stock of $90.6 million;

•	Accrued salaries, wages, and benefits increased by $24.9 million primarily as a result of the timing of payments for salaries, benefits and performance-based compensation; and

•	Accounts payable increased by $9.3 million primarily due to an increase in inventory purchases to support new product introductions and the normal timing of invoice receipts and payments.

These decreases in working capital were offset in part by the following:

•	Inventories increased by $29.1 million as a result of increased inventory purchases to support new product introductions and higher revenues in 2012 as compared to 2011;

•	Other accrued liabilities decreased by $18.2 million primarily due to the utilization of restructuring reserves, payments of taxes and decreases in other accruals related to our operations; and

•	Accounts receivable increased by $10.0 million primarily as a result of increased revenues in the third quarter of 2012 as compared to the fourth quarter of 2011.

Cash Provided by Operating Activities

During the nine months ended September 29, 2013, we generated $203.6 million of cash from operating activities as a result of the following:

•	Net income adjusted for non-cash items and other non-operating adjustments, which are quantified in our statements of cash flows included in Item 1;

•	Offset in part by a net decrease of $82.0 million in assets and liabilities, including changes in working capital components, from December 31, 2012 to September 29, 2013, as discussed above.

During the nine months ended September 30, 2012, we generated $279.3 million of cash from operating activities as a result of the following:

•	Net income adjusted for non-cash items and other non-operating adjustments, which are quantified in our statements of cash flows included in Item 1;

•	Offset in part by a net decrease of $70.8 million in assets and liabilities, including changes in working capital components, from December 31, 2011 to September 30, 2012, as discussed above.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 29, 2013 was $138.8 million. Our investing activities during the nine months ended September 29, 2013 were primarily the following:

•	Purchases of available-for-sale debt securities and other investments, net of proceeds from maturities and sales, of $70.2 million; and

•	Purchases of property and equipment, net of proceeds from sales, totaling $64.8 million.

Cash used in investing activities for the nine months ended September 30, 2012 was $483.3 million. Our investing activities during the nine months ended September 30, 2012 were the following:

•	$319.2 million of cash used in connection with the acquisition of SandForce;

•	Purchases of property and equipment, net of proceeds from sales, totaling $101.7 million, including $45.5 million for our new headquarters; and

•	Purchases of available-for-sale debt securities and other investments, net of proceeds from maturities and sales, of $62.4 million.

We expect capital expenditures to be approximately $85 million in 2013. We use semiconductor foundries and outside assembly and test companies to manufacture products, which enable us to have access to advanced manufacturing capacity without significant capital spending requirements.

Cash Used in Financing Activities

Cash used in financing activities for the nine months ended September 29, 2013 was $138.5 million. This amount included $163.5 million used to repurchase our common stock and $16.3 million of dividends payments, offset in part by $41.3 million of cash received from issuances of common stock under our employee stock plans.

Cash used in financing activities for the nine months ended September 30, 2012 was $135.6 million. This amount included $226.2 million used to repurchase our common stock, offset in part by $90.6 million of cash received from issuances of common stock under our employee stock plans.

We intend to pay a regular quarterly cash dividend on our common stock, subject to approval by our board of directors. Our dividend policy could be impacted in the future by, among other items, future changes in our cash flows and other potential uses of cash.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of September 29, 2013:

	Payments Due by Period
	Less Than 1 Year	1-3 Years		4-5 Years		After 5 Years		Other		Total
	(In millions)
Operating lease obligations	$35.3	$35.6		$15.5		$6.3		$—		$92.7
Purchase commitments	320.9	24.5		6.3		—		—		351.7
Pension contributions	10.9		*		*		*		*	10.9
Uncertain tax positions	—	—		—		—		109.2	**	109.2

Total	$367.1	$60.1		$21.8		$6.3		$109.2		$564.5

*	We have pension plans covering certain U.S. and international employees. Although additional future contributions will be required, the amount and timing of these contributions will be affected by actuarial assumptions, the actual rate of return on plan assets, the level of market interest rates, legislation changes and the amount of voluntary contributions to the plans. The amount shown in the table represents our planned contributions to our pension plans during the remainder of 2013. Because any contributions for 2014 and later will depend on the value of the plan assets in the future and thus are uncertain, we have not included any amounts for 2014 and beyond in the above table.
**	This amount represents the non-current tax payable obligation. We are unable to make a reasonably reliable estimate as to when a cash settlement with a taxing authority may occur.

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

Uncertain Tax Positions

As of September 29, 2013, we had $204.7 million of unrecognized tax benefits for which we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of statutes of limitations, the possible conclusion of ongoing tax audits in various jurisdictions around the world or other negotiations with tax authorities. If those events occur within the next 12 months, we estimate that the unrecognized tax benefits, plus accrued interest and penalties, could decrease by up to $54.7 million.

Standby Letters of Credit

We had outstanding obligations relating to standby letters of credit of $3.8 million and $4.1 million, respectively, as of September 29, 2013 and December 31, 2012. Standby letters of credit are financial guarantees provided by third parties for leases, customs, taxes and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amounts. The standby letters of credit generally renew annually.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes in our critical accounting estimates or significant accounting policies during the nine months ended September 29, 2013 as compared to the discussion in Part II, Item 7 and in Note 2 to our financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

This information is included in Note 1 to our financial statements in Part I, Item  1 under the heading “Recent Accounting Pronouncements”.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in the market risk disclosures during the nine months ended September 29, 2013 as compared to the discussion in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control: During the third quarter of 2013, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 1, 2012, our board of directors authorized a common stock repurchase program of up to $500.0 million of our common stock. The repurchases during the quarter ended September 29, 2013 reported in the following table were made pursuant to this authorization.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased
July 1 — July 31, 2013	—	$—	—	$356,349,122
August 1 — August 31, 2013	3,635,336	$7.62	3,635,336	$328,637,978
September 1 — September 29, 2013	1,753,487	$7.70	1,753,487	$315,142,121

Total	5,388,823	$7.65	5,388,823

Item 6. Exhibits

See the Exhibit Index, which follows the signature page to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSI CORPORATION
(Registrant)

Date:	November 8, 2013	By	/s/ Bryon Look
Bryon Look
Executive Vice President, Chief Financial Officer and Chief Administrative Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema document

101.CAL	XBRL taxonomy extension calculation linkbase document

101.DEF	XBRL taxonomy extension definition linkbase document

101.LAB	XBRL taxonomy extension label linkbase document

101.PRE	XBRL taxonomy extension presentation linkbase document